Form 10-Q
period 2001-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2001-05-10
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
March 31, 2001	1-16411

NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	No. 95-4840775
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

1840 Century Park East, Los Angeles, California 90067
www.northgrum.com
(Address of principal executive offices and internet site)

(310) 553-6262
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 25, 2001:
Common stock outstanding	85,311,623 shares
Preferred stock outstanding	3,500,000 shares

Northrop Grumman Corporation and Subsidiaries

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION

Dollars in millions	(Unaudited) March 31, 2001	December 31, 2000

Assets:
Cash and cash equivalents	$1,636	$319
Accounts receivable, net of progress payments of $2,728 in 2001 and
$2,367 in 2000	1,493	1,557
Inventoried costs, net of progress payments of $560 in 2001 and $535
in 2000	749	585
Deferred income taxes	22	21
Prepaid expenses	66	44

Total current assets	3,966	2,526

Property, plant and equipment	2,370	2,343
Accumulated depreciation	(1,356)	(1,328)

	1,014	1,015

Notes receivable	140	135
Goodwill, net of accumulated amortization of $569 in 2001 and
$534 in 2000	3,771	3,801
Other purchased intangibles, net of accumulated amortization of
$489 in 2001 and $467 in 2000	609	631
Prepaid retiree benefit cost and intangible pension asset	1,469	1,390
Assets available for sale	23	23
Miscellaneous other assets	193	101

	6,205	6,081

	$11,185	$9,622

The accompanying notes are an integral part of these consolidated financial statements.
Northrop Grumman Corporation and Subsidiaries

Dollars in millions	(Unaudited) March 31, 2001	December 31, 2000

Liabilities and Shareholders’ Equity:
Current portion of long-term debt	$	$ 10
Trade accounts payable	491	564
Accrued employees’ compensation	325	365
Advances on contracts	468	496
Income taxes payable	78	86
Deferred income taxes	691	681
Other current liabilities	531	486

Total current liabilities	2,584	2,688

Long-term debt	3,105	1,605
Accrued retiree benefits	1,108	1,095
Other long-term liabilities	62	39
Deferred income taxes	319	276
Paid-in capital
Preferred stock, 10,000,000 shares authorized; none issued
Common stock, 200,000,000 shares authorized; issued and outstanding:
2001—72,290,457; 2000—72,058,436	1,214	1,200
Retained earnings	2,817	2,742
Accumulated other comprehensive loss	(24)	(23)

	4,007	3,919

	$11,185	$9,622

The accompanying notes are an integral part of these consolidated financial statements.
Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF INCOME
(Unaudited)

Three months ended March 31,
Dollars in millions, except per share amounts	2001	2000

Product sales and service revenue	$1,986	$1,802
Cost of product sales and service revenue
Operating costs	1,548	1,302
Administrative and general expenses	248	213

Operating margin	190	287
Interest expense	(47)	(46)
Other, net	17	2

Income from continuing operations before income taxes	160	243
Federal and foreign income taxes	57	87

Income from continuing operations	103	156
Income from discontinued operations, net of tax of $10		17

Net income	$103	$173

Weighted average shares outstanding, in millions	72.2	69.9

Basic earnings per share

Continuing operations	$1.43	$2.23
Discontinued operations		.24

Basic earnings per share	$1.43	$2.47

Diluted earnings per share

Continuing operations	$1.42	$2.23
Discontinued operations		.24

Diluted earnings per share	$1.42	$2.47

Dividends per share	$.40	$.40

The accompanying notes are an integral part of these consolidated financial statements.
Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31,
Dollars in millions	2001	2000

Paid-in Capital
At beginning of year	$1,200	$1,028
Employee stock awards and options exercised	14	7

	1,214	1,035

Retained Earnings
At beginning of year	2,742	2,248
Net income	103	173
Cash dividends	(28)	(28)

	2,817	2,393

Accumulated Other Comprehensive Loss
At beginning of year	(23)	(19)
Change in cumulative translation adjustment	(1)

	(24)	(19)

Total shareholders’ equity	$4,007	$3,409

The accompanying notes are an integral part of these consolidated financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS
(Unaudited)

Three months ended March 31,
Dollars in millions	2001	2000

Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$383	$380
Other collections	1,687	1,763
Interest received	9	2
Income tax refunds received		7
Other cash receipts	1	1

Cash provided by operating activities	2,080	2,153

Uses of Cash
Cash paid to suppliers and employees	2,048	2,009
Interest paid	41	50
Income taxes paid	24	2
Other cash disbursements		1

Cash used in operating activities	2,113	2,062

Net cash (used in) provided by operating activities	(33)	91

Investing Activities
Additions to property, plant and equipment	(43)	(36)
Payment for business purchased		(3)
Proceeds from sale of property, plant and equipment		7
Other investing activities		(3)

Net cash used in investing activities	(43)	(35)

Financing Activities
Proceeds from issuance of long-term debt	1,491
Repayment of borrowings under lines of credit		(80)
Principal payments of long-term debt	(10)	(50)
Proceeds from issuance of stock	4	1
Dividends paid	(28)	(28)
Other financing activities	(64)

Net cash provided by (used in) financing activities	1,393	(157)

Increase (decrease) in cash and cash equivalents	1,317	(101)
Cash and cash equivalents balance at beginning of period	319	142

Cash and cash equivalents balance at end of period	$1,636	$41

The accompanying notes are an integral part of these consolidated financial statements.
Northrop Grumman Corporation and Subsidiaries

Three months ended March 31,
Dollars in millions	2001	2000

Reconciliation of Net Income to Net Cash Provided by Operating Activities
Net income	$ 103	$ 173
Adjustments to reconcile net income to net cash (used) provided
Depreciation	42	45
Amortization of intangible assets	57	50
Common stock issued to employees	5	7
Loss on disposal of property, plant and equipment	2
Retiree benefits income	(53)	(133)
Increase in
Accounts receivable	(275)	(53)
Inventoried costs	(188)	(127)
Prepaid expenses	(23)	(15)
Increase (decrease) in
Progress payments	386	85
Accounts payable and accruals	(122)	1
Provisions for contract losses	1	(20)
Deferred income taxes	51	84
Income taxes payable	(8)	23
Retiree benefits	(18)	(33)
Other transactions	7	4

Net cash (used in) provided by operating activities	$ (33)	$ 91

The accompanying notes are an integral part of these consolidated financial statements.
Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION
(Unaudited)

Three months ended March 31,
Dollars in millions	2001	2000

Net Sales
Integrated Systems	$ 733	$ 856
Electronic Sensors & Systems	701	601
Logicon	589	378
Intersegment sales	(37)	(33)

	$ 1,986	$1,802

Operating Margin
Integrated Systems	$ 80	$100
Electronic Sensors & Systems	36	34
Logicon	24	31

Total	140	165
Other items included in operating margin:
Corporate expenses	(9)	(7)
Deferred state tax provision	(10)	(11)
Pension income	69	140

Operating margin	$ 190	$ 287

Contract Acquisitions
Integrated Systems	$ 615	$ 462
Electronic Sensors & Systems	987	595
Logicon	636	437
Intersegment acquisitions	(38)	(35)

	$ 2,200	$1,459

Funded Order Backlog
Integrated Systems	$ 4,173	$4,057
Electronic Sensors & Systems	5,265	3,518
Logicon	990	668
Intersegment backlog	(108)	(87)

	$10,320	$8,156

Northrop Grumman Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

On April 2, 2001, NNG, Inc., a newly formed Delaware holding company, exchanged its common shares for all of the outstanding Northrop Grumman Corporation common shares on a one-for-one basis, through a merger in which Northrop Grumman Corporation became a subsidiary of NNG, Inc. In connection with this merger, NNG, Inc. changed its name to Northrop Grumman Corporation and Northrop Grumman Corporation changed its name to Northrop Grumman Systems Corporation. See Subsequent Events footnote for additional information.

          The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes and Independent Auditors’ Report contained in Northrop Grumman System’s 2000 annual report.

Earnings Per Share

Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans.

          Basic and diluted earnings per share are calculated as follows:

Three months ended March 31,
(in millions, except per share amounts)	2001	2000

Basic Earnings Per Share
Income from continuing operations	$ 103	$ 156
Weighted-average common shares outstanding	72.19	69.86
Basic earnings per share from continuing operations	$ 1.43	$ 2.23

Diluted Earnings Per Share
Income from continuing operations	$ 103	$ 156

Weighted-average common shares outstanding	72.19	69.86
Dilutive effect of stock options and awards	.57

Weighted-average diluted common shares outstanding	72.76	69.86

Diluted earnings per share from continuing operations	$ 1.42	$ 2.23

Northrop Grumman Corporation and Subsidiaries

Acquisitions

In 2000 Northrop Grumman Systems acquired four businesses, Federal Data Corporation, Sterling Software (U.S.) Inc., known as the Federal Systems Group, Comptek Research, Inc., and Navia Aviation AS, an operating unit of Navia ASA in Norway, for a total of $643 million in cash and stock. The purchase method of accounting was used to record all four acquisitions with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net tangible assets acquired was assigned to identifiable intangible assets and the remaining balance was assigned to goodwill. The Federal Data and Sterling Federal Systems Group valuations are based on preliminary estimates, which are expected to be finalized in the second quarter of 2001.

Subsequent Events

On December 21, 2000, Northrop Grumman Systems and Litton Industries, Inc.(“Litton”) jointly announced that they had entered into a definitive merger agreement whereby Northrop Grumman Systems would acquire Litton through a cash tender offer followed by a merger for cash consideration of $80 per common share and $35 per preferred share.

          On January 24, 2001, the transaction was amended to provide for the formation of the company as a new Delaware holding company, NNG, Inc., and an exchange offer in which Litton common stockholders would be entitled to receive for each Litton common share $80 per share in cash, the equivalent of $80.25 in common stock of the company, or the equivalent of $80 in liquidation value of a new preferred stock of the company. Holders of Litton preferred stock could exchange their Litton preferred stock only for $35 per share in cash. Under the terms of the merger agreement, the company could not issue more than 13,000,000 shares of its common stock nor more than 3,500,000 shares of its new preferred stock in the exchange offer.

          On April 2, 2001, NNG, Inc., exchanged its common shares for all of the outstanding Northrop Grumman Corporation common shares on a one-for-one basis, through a merger in which Northrop Grumman Corporation became a subsidiary of the company. In connection with this merger, NNG, Inc. changed its name to Northrop Grumman Corporation and Northrop Grumman Corporation changed its name to Northrop Grumman Systems Corporation.

          On April 3, 2001, the company completed the exchange offer for the shares of Litton and accepted for purchase or exchange 44,660,440 shares of Litton common stock and 240,632 shares of Litton preferred stock, which represented approximately 97.3 percent of the outstanding shares of Litton common stock and approximately 58.6 percent of the outstanding shares of Litton preferred stock. The company issued the full allotment of 13,000,000 shares of its common stock and 3,500,000 shares of its preferred stock available for issuance pursuant to the offer and paid cash for the balance of the shares. Pursuant to the merger agreement, a subsidiary of the company will be merged into Litton and the remaining common shareholders of Litton will receive $80 per share in cash. The company’s common stock now trades on the New York and Pacific Stock Exchanges, its preferred stock trades on the New York Stock Exchange and each of Northrop Grumman Systems Corporation and Litton are subsidiaries of the company. The acquisition, which is valued at approximately $5.3 billion, including the assumption of Litton’s net debt of $1.4 billion, will be accounted for using the purchase method of accounting.

          On April 20, 2001, the company announced that it had signed a definitive agreement to acquire the Electronics and Information Systems Group of Aerojet-General Corporation for $315 million in cash. The transaction is subject to the completion of review by the appropriate United States government agencies under the Hart-Scott-Rodino Act and, regarding environmental matters, the attainment of an approved Prospective Purchaser Agreement with the Environmental Protection Agency, a favorable IRS ruling, and an acceptable Advance Agreement with the U.S. Department of Defense Administrative Contracting Officer. The acquisition is expected to be completed in the third quarter of 2001 and will be recorded using the purchase method of accounting. Upon completion of the transaction, Aerojet-General’s Electronics and Information Systems Group will be integrated into the Electronic Sensors and Systems Sector.
Northrop Grumman Corporation and Subsidiaries

          On May 9, 2001, the company announced that it has offered to acquire Newport News Shipbuilding, citing concerns that the previously announced merger agreement between Newport News and General Dynamics Corporation presents serious antitrust issues. The offer matches General Dynamics’ offer of $67.50 per share for all the outstanding shares of common stock of Newport News, payable 75 percent in Northrop Grumman stock, the remainder in cash. The company said it expects to commence an exchange offer shortly, subject to customary conditions. A copy of the press release announcing the offer was filed by the company pursuant to Rule 425 of the Securities Act of 1933.

Notes Payable to Banks and Long-Term Debt

In February 2001, Northrop Grumman Systems Corporation issued $1.5 billion of indebtedness pursuant to its senior debt indenture consisting of $750 million of 7 1 /8% Notes due 2011 and $750 million of 7 3 /4% Debentures due 2031. In connection with the closing of the Litton acquisition, the company entered into unsecured senior credit facilities with lenders which initially provided for borrowings of up to $5 billion (the “New Credit Facilities”) and which replaced the company’s previous credit agreement. The New Credit Facilities consist of a $2.5 billion 364-day revolving credit facility and a $2.5 billion five-year revolving credit facility. The availability under the 364-day revolving credit facility, as reduced by the equity and other debt financing of the Litton acquisition, is now $527 million. Borrowings under the New Credit Facilities, together with the proceeds of the February issuance of notes and debentures, were used to finance the Litton acquisition and to pay related expenses, to retire and refinance a portion of the Litton debt, and will be used to finance continuing operations. Borrowings under the New Credit Facilities bear interest at various rates, including adjusted LIBOR or an alternate base rate plus in each case an incremental margin based on the combined company’s credit rating. The New Credit Facilities also provide for a facility fee on the daily aggregate amount of commitments under the revolving facilities (whether or not utilized). The facility fee is also based on the company’s credit rating level. The company, Northrop Grumman Systems Corporation and Litton are co-borrowers on the New Credit Facilities. The company and Litton have guaranteed the Northrop Grumman Systems outstanding indenture debt and the company and Northrop Grumman Systems have guaranteed the Litton outstanding indenture debt.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 138 – Accounting for Certain Derivative Instruments and Certain Hedging Activities, which became effective for fiscal years beginning after June 15, 2000. This standard provides authoritative guidance on accounting and financial reporting for derivative instruments. The company adopted this standard on January 1, 2001. Adoption of this standard did not have a significant effect on the company’s financial position, results of operations, or cash flows.
Northrop Grumman Corporation and Subsidiaries

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

On April 3, 2001, the company completed the exchange offer made in connection with its acquisition of Litton Industries Inc. (See below for additional information.) First quarter 2001 results do not include the Litton acquisition.

          Sales for the first quarter of 2001 increased 10 percent to nearly $2 billion from $1.8 billion reported for the first quarter of 2000. Increased sales at both the Electronic Sensors and Systems Sector (ES 3 ) and Logicon, the company’s information technology sector, more than offset the decrease at Integrated Systems Sector (ISS).

          Sales by business area in the first quarter were:

Three months ended March 31,
Dollars in millions	2001	2000

Integrated Systems
Air Combat Systems (ACS)	$ 406	$ 502
Airborne Early Warning and Electronic Warfare (AEW/EW)	166	183
Airborne Ground Surveillance and Battle Management (AGS/BM)	165	176
Intrasegment Eliminations	(4)	(5)

	733	856

Electronic Sensors & Systems
Aerospace Electronic Systems	325	257
Command, Control, Communications, Intelligence and Naval Systems (C3I&N)	200	177
Defensive Electronic Systems	83	96
Other	93	71

	701	601

Logicon
Government Information Technology	276	183
Enterprise Information Technology	141	37
Technology Services	113	117
Commercial Information Technology	59	41

	589	378

Intersegment eliminations	(37)	(33)

Total sales	$1,986	$1,802

          ISS sales decreased by 14 percent in the first quarter of 2001 compared with the first quarter of 2000. The decrease is primarily due to lower B-2 sales, which are included in the Air Combat Systems (ACS) business area. ISS operating margin for the quarter was $80 million, down 20 percent from the $100 million reported for the first quarter of 2000, reflecting the lower B-2 revenue partially offset by an increase in operating margin on the Joint STARS production program. Last year’s first quarter results included one B-2 delivery and an $8 million upward cumulative margin rate adjustment on the F/A-18E/F program.

          ES 3 sales for the first quarter of 2001 increased 17 percent over the same period a year ago. Operating margin for the quarter was $36 million, up slightly from the $34 million reported for last year’s first quarter. As compared with last year’s first quarter, this year’s first quarter sales included higher revenue on several programs: land combat systems in the Aerospace Electronic Systems business area, marine systems in the Command, Control, Communications, Intelligence and Naval Systems (C3I&N) business area, and automation and information in the “Other” business area. Also reflected in the Aerospace Electronic Systems business area are higher revenues on several new development programs, such as F-16 block upgrades and Wedgetail. No operating margin is being recorded on these Aerospace programs while they are in the early stages of development.

          Logicon sales were 56 percent higher in the first quarter of 2001 versus the same period in 2000. The sales growth is due to the sales generated by the businesses acquired in 2000: Federal Data, Sterling’s Federal Systems Group, and the Federal Systems unit of Comptek Research Inc. The reseller portion of Federal Data and the existing reseller business of Logicon are reported in the new business area, Enterprise Information Technology. Prior year business area sales have been restated to reflect the new business area and other organizational changes.

          Logicon operating margin for the quarter was $24 million, down from the $31 million reported for the first quarter of 2000. This year’s first quarter operating margin reflected a $7 million increase in amortization of goodwill and other purchased intangibles and a change in product mix to lower margin business as compared with last year’s first quarter. In 2000 Logicon also benefited from a $5 million noncash positive adjustment related to retiree benefits.

          Operating margin included pension income of $69 million in the first quarter of 2001 compared with $140 million in the first quarter of 2000. Pension income for 2001, excluding any income or expense from the Litton pension plans, is expected to be approximately $280 million. Including Litton, the preliminary estimate for 2001 pension income is $330 million to $350 million.

          The increase in other income in 2001 over 2000 reflects $9 million of interest earned on the temporary investment of excess cash and $5 million of interest earned on the note received in partial payment for the sale of the company’s commercial aerostructures (Aerostructures) business. Interest expense for this year’s first quarter was $47 million compared with the $46 million reported for in the first quarter of 2000.

          Income from discontinued operations, net of tax, was generated by the Aerostructures business, which was sold in July 2000.

          The company’s effective tax rate was 36 percent for the first quarter of 2001, essentially unchanged from the same period in 2000.

          On December 21, 2000, Northrop Grumman Systems and Litton Industries, Inc. jointly announced that they had entered into a definitive merger agreement whereby Northrop Grumman Systems would acquire Litton through a cash tender offer followed by a merger for cash consideration of $80 per common share and $35 per preferred share.

          On January 24, 2001, the transaction was amended to provide for the formation of the company as a new Delaware holding company, NNG, Inc., and an exchange offer in which Litton common stockholders would be entitled to receive for each Litton common share $80 per share in cash, the equivalent of $80.25 in common stock of the company, or the equivalent of $80 in liquidation value of a new preferred stock of the company. Holders of Litton preferred stock could exchange their Litton preferred stock only for $35 per share in cash. Under the terms of the merger agreement, the company could not issue more than 13,000,000 shares of its common stock nor more than 3,500,000 shares of its new preferred stock in the exchange offer.

          On April 2, 2001, NNG, Inc., exchanged its common shares for all of the outstanding Northrop Grumman Corporation common shares on a one-for-one basis, through a merger in which Northrop Grumman Corporation became a subsidiary of the company. In connection with this merger, NNG, Inc. changed its name to Northrop Grumman Corporation and Northrop Grumman Corporation changed its name to Northrop Grumman Systems Corporation.
Northrop Grumman Corporation and Subsidiaries

           On April 3, 2001, the company completed the exchange offer for the shares of Litton and accepted for purchase or exchange 44,660,440 shares of Litton common stock and 240,632 shares of Litton preferred stock, which represented approximately 97.3 percent of the outstanding shares of Litton common stock and approximately 58.6 percent of the outstanding shares of Litton preferred stock. The company issued the full allotment of 13,000,000 shares of its common stock and 3,500,000 shares of its preferred stock available for issuance pursuant to the offer and paid cash for the balance of the shares. Pursuant to the merger agreement, a subsidiary of the company will be merged into Litton and the remaining common shareholders of Litton will receive $80 per share in cash. The company’s common stock now trades on the New York and Pacific Stock Exchanges, its preferred stock trades on the New York Stock Exchange and each of Northrop Grumman Systems Corporation and Litton are subsidiaries of the company. The acquisition, which is valued at approximately $5.3 billion including the assumption of Litton’s net debt of $1.4 billion, will be accounted for using the purchase method of accounting.

          On April 20, 2001, the company announced that it had signed a definitive agreement to acquire the Electronics and Information Systems Group of Aerojet-General Corporation for $315 million in cash. The transaction is subject to the completion of review by the appropriate United States government agencies under the Hart-Scott-Rodino Act and, regarding environmental matters, the attainment of an approved Prospective Purchaser Agreement with the Environmental Protection Agency, a favorable IRS ruling, and an acceptable Advance Agreement with the U.S. Department of Defense Administrative Contracting Officer. The acquisition is expected to be completed in the third quarter of 2001 and will be recorded using the purchase method of accounting. Upon completion of the transaction, Aerojet-General’s Electronics and Information Systems Group will be integrated into the Electronic Sensors and Systems Sector.

          On May 9, 2001, the company announced that it has offered to acquire Newport News Shipbuilding, citing concerns that the previously announced merger agreement between Newport News and General Dynamics Corporation presents serious antitrust issues. The offer matches General Dynamics’ offer of $67.50 per share for all the outstanding shares of common stock of Newport News, payable 75 percent in Northrop Grumman stock, the remainder in cash. The company said it expects to commence an exchange offer shortly, subject to customary conditions. A copy of the press release announcing the offer was filed by the company pursuant to Rule 425 of the Securities Act of 1933.

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 138 – Accounting for Certain Derivative Instruments and Certain Hedging Activities, which became effective for fiscal years beginning after June 15, 2000. This standard provides authoritative guidance on accounting and financial reporting for derivative instruments. The company adopted this standard on January 1, 2001. Adoption of this standard did not have a significant effect on the company’s financial position, results of operations, or cash flows.

          During the first quarter of 2001, $33 million of cash was used by operating activities versus the $91 million generated in the same period last year. The use of cash in the first quarter is primarily due to the acceleration of planned first quarter 2001 cash collections to the fourth quarter of 2000. Last year’s fourth quarter included $414 million provided by operating activities. In February 2001, Northrop Grumman Systems Corporation issued $1.5 billion of indebtedness pursuant to its senior debt indenture consisting of $750 million of 7 1 /8% Notes due 2011 and $750 million of 7 3 /4% Debentures due 2031. In connection with the closing of the Litton acquisition, the company entered into unsecured senior credit facilities with lenders which initially provided for borrowings of up to $5 billion (the “New Credit Facilities”) and which replaced the company’s previous credit agreement. The New Credit Facilities consist of a $2.5 billion 364-day revolving credit facility and a $2.5 billion five-year revolving credit facility. The availability under the 364-day revolving credit facility, as reduced by the equity and other debt financing of the Litton acquisition, is now $527 million. Borrowings under the New Credit Facilities, together with the proceeds of the February issuance of notes and debentures, were used to finance the Litton acquisition and to pay related expenses, to retire and refinance a portion of the Litton debt, and will be used to finance continuing operations. Borrowings under the New Credit Facilities bear interest at various rates, including adjusted LIBOR or an alternate base rate plus in each case an incremental margin based on the combined company’s credit rating. The New Credit Facilities also provide for a facility fee on the daily aggregate amount of commitments under the revolving facilities (whether or not utilized). The facility fee is also based on the company’s credit rating level. The company, Northrop Grumman Systems Corporation, and Litton are co-borrowers on the New Credit Facilities. The company and Litton have guaranteed the Northrop Grumman Systems outstanding indenture debt and the company and Northrop Grumman Systems have guaranteed the Litton outstanding indenture debt.

          For the remainder of 2001, cash generated from operations supplemented by borrowings under credit facilities are expected to be more than sufficient in 2001 to service debt, finance capital expenditures, and continue paying dividends to the company’s shareholders. The company’s liquidity and financial flexibility is expected to be provided by cash flow generated by operating activities, supplemented by the borrowing capacity available under the company’s credit facilities. With the completion of the B-2 EMD contract, federal and state income taxes that have been deferred since the inception of the contract in 1981 will become payable. The contract is expected to be completed in 2002 with associated taxes of approximately $1 billion due, to be paid that year. The company plans to use cash generated from operations supplemented by additional borrowings under the credit agreement and/or additional funds raised from public or private capital markets to pay these taxes.

Forward-Looking Information

Certain statements and assumptions in Management’s Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q contain or are based on “forward-looking” information (that the company believes to be within the definition in the Private Securities Litigation and Reform Act of 1995) and involve risk and uncertainties. Such “forward-looking” information includes statements and assumptions with respect to future revenues, expected program performance and cash flows, the outcome of contingencies including litigation, environmental remediation, the effect of completed and planned acquisitions and divestitures of businesses, and anticipated costs of capital investments. The company’s operations are subject to various risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies. Actual outcomes are dependent upon factors, including, without limitation: the company’s successful performance of internal plans; government customers’ budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance issues and the timing of deliveries under existing contracts; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; ability to perform fixed price contracts within planned margins; government import and export policies; acquisition or termination of government contracts; the outcome of political and legal processes including risk associated with pending litigation and unasserted claims; the ability of the company to integrate acquisitions and to make planned divestitures of noncore businesses; environmental risks and unanticipated remediation costs; legal, financial, and governmental risks related to international transactions and global needs for military aircraft, military and civilian electronic systems and support and information technology; market risks associated with pension income; risks associated with higher debt levels; and other economic, political risks and uncertainties. Additional information regarding these factors is contained in the company’s other SEC filings, including without limitation, the company’s Annual Report on Form 10-K/A for the year ended December 31, 2000.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under credit facilities, short-term investments, and long-term notes receivable. Most of the fixed-rate long-term debt obligations are not callable until maturity. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At March 31, 2001, no interest rate swap agreements were in effect. The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At March 31, 2001, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material. The company does not hold or issue derivative financial instruments for trading purposes.

Northrop Grumman Corporation and Subsidiaries

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

          We have reviewed the accompanying consolidated condensed statements of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2001, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2001 and 2000, and the related consolidated condensed statements of changes in shareholders’ equity and cash flows. These financial statements are the responsibility of the Corporation’s management.

          We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

          We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2001, except for the subsequent events footnote, as to which the date is March 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
May 10, 2001

Northrop Grumman Corporation and Subsidiaries

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Zabielski and related cases

          In July and August 1998, three shareholder derivative lawsuits, respectively encaptioned Zabielski v. Kent Kresa, et al., Harbor Finance Partners v. Kent Kresa et al., and Clarren v. Kent Kresa, et al., were filed in the Superior Court of California for the County of Los Angeles. These lawsuits each contain similar allegations that the directors of the company and certain of its officers breached their fiduciary duties in connection with the shareholder vote approving the proposed acquisition of the company by Lockheed Martin Corporation, and that certain defendants engaged in stock trades in violation of federal and state securities laws. The lawsuits are purportedly brought on the company’s behalf and do not seek relief against the company. On January 31, 2001, the State Court dismissed these actions with prejudice.

Honeywell

          Litton brought suit against Honeywell, Inc. (“Honeywell”) for patent infringement relating to the manufacture of ring laser gyro navigation systems used in commercial aircraft. In August 1993, the jury rendered a verdict in favor of Litton which the District Court rejected in January 1995. In July 1996, the Federal Circuit Court of Appeals reversed the District Court’s decision and reinstated parts of the jury’s verdict related to liability in favor of Litton and ordered a new trial on the amount of damages. In March 1997, the U.S. Supreme Court vacated the Court of Appeals’ ruling and remanded the case to the Court of Appeals for further consideration. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid, however, it remanded the case back to the District Court for determination on both liability and damages. In July 1999, the District Court heard motions for summary judgment filed on behalf of Litton and Honeywell. On September 23, 1999, the U.S. District Court granted Honeywell’s motions rejecting the patent and state law claims. On February 28, 2000, Litton appealed the District Court’s ruling to the Federal Circuit Court of Appeals. On February 5, 2001 the Court of Appeals reversed the District Court’s dismissal of the state tort claims and remanded the claims for further proceedings in accordance with state law. The Court of Appeals also upheld the trial court’s finding that the Litton’s claims should be dismissed. Litton filed a petition for certiorari to the United States Supreme Court seeking reversal of the order dismissing the patent claims.

          Litton also brought suit against Honeywell for illegal monopolization of the market for inertial reference systems for large commercial air transport, commuter and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury’s verdict on liability, but declined to enter the jury’s damage award on the basis that Litton’s damages study did not segregate damages among legal and illegal conduct. A new trial limited to the amount of damages resulted in a jury verdict on December 9, 1998, of $250 million in favor of Litton. On January 27, 1999, U.S. District Court Judge Mariana R. Pfaelzer entered a final judgment against Honeywell for $250 million which, by law, is trebled to $750 million, plus post-judgment interest from the date of entry of judgment, costs and attorney fees. On May 20, 1999, the court heard Honeywell’s post trial motions. On September 23, 1999, the court denied Honeywell’s motions as they related to Litton Systems, Inc. but granted a motion regarding Litton Systems Canada, holding it did not have standing or jurisdiction to bring its claims in the United States. As a result of that ruling, the judgment against Honeywell was reduced to $660 million plus interest, attorney fees and costs. Both Honeywell and Litton have appealed the judge’s decision to the Ninth Circuit Court of Appeals. A hearing before the Appellate Court was held on March 5, 2001 and the company is awaiting the Court’s decision.

General

          The company, as a government contractor, is from time to time subject to U.S. Government investigations relating to its operations. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other Federal laws, or are considered not to be responsible contractors may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Given the company’s dependence on government contracting, suspension or debarment could have a material adverse effect on the company. The company is involved in certain other legal proceedings arising in the ordinary course of business, none of which the company’s management believes will have a material adverse effect on the company’s financial condition.

Item 2.    Changes in Securities and Use of Proceeds.

          In connection with the acquisition of Litton Industries, Inc. (“Litton”), the company issued 13,000,000 shares of its Common Stock (“Common Stock”) and 3,500,000 shares of its Series B Preferred Stock (“Preferred Stock”) in exchange for shares of Litton common stock. The shares were issued pursuant to an Offer to Purchase or Exchange filed with the Securities and Exchange Commission on February 1, 2001 by the company under its former name NNG, Inc. as a part of a Registration Statement on Form S-4 (SEC file number 333-54800) and amended March 5, 2001 and March 27, 2001. The company, as a co-borrower with Northrop Grumman Systems and Litton, also entered into two new credit agreements, a $2.5 billion 364-day Revolving Credit Agreement and a $2.5 billion Five-Year Revolving Credit Agreement (the “Credit Agreements”). The availability under the 364-day revolving credit facility, as reduced by the equity and other debt financing of the Litton acquisition, is now $527 million.

Credit Agreements

          The Credit Agreements incorporate various financial convenants including restrictions upon the ability of the company to pay dividends and to make other distributions with respect to its capital stock. Until the loan commitments have terminated and the principal and interest on all of the loans under the Credit Agreements have been repaid, the company cannot declare, pay or authorize any dividend (other than a dividend payable solely in the stock of the company) or other distribution with respect to any stock of the company, or make any payment on account of the purchase, acquisition, redemption or other retirement of any shares of such stock (each a “Restricted Payment”), if:

•
The Restricted Payment exceeds an amount equal to $300 million plus 80 percent of consolidated net income (or minus 100 percent in case of consolidated net loss) for the period subsequent to January 1, 2001, less (i) the amount of all dividends or other distributions made by the company after the effective date of the Credit Agreements (or made by Litton or Northrop Grumman Systems prior to the effective date of the Credit Agreements and after January 1, 2001) and (ii) the excess of the amount expended by the company after the effective date of the Credit Agreements for acquiring shares of its capital stock (or by Litton or Northrop Grumman Systems for acquiring shares of its capital stock prior to the effective date of the Credit Agreements and after January 1, 2001) over the amount of cash received by the company after such acquisition date as consideration for the sale of any shares of its stock;

•	The Restricted Payment would cause the company to exceed specified leverage ratios (which decline from 60 percent through September 30, 2001 to 50 percent on December 31, 2004 and thereafter); or

•	At the time of the Restricted Payment, or immediately thereafter, a default (as defined in the Credit Agreements) has occurred and remains continuing.

Preferred Stock

          The holders of Preferred Stock will be entitled to dividends at the rate of 9 percent annually, unless the company’s stockholders approve the issuance of Common Stock upon conversion of the Preferred Stock. The company’s stockholders will vote on whether to approve the issuance of Common Stock upon conversion of the Preferred Stock at the company’s Annual Meeting of Stockholders scheduled for May 16, 2001. If approved, the conversion price will be $109.75. If stockholder approval is obtained, the Preferred Stock dividend will be 7 percent annually and certain participating rights of holders of the Preferred Stock will be eliminated, as described below under “Liquidation,” “Redemption,” and “Change in Control.”

Description of Preferred Stock

        The following is a summary of the rights, preferences and privileges of the Preferred Stock, as set forth in a Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the company filed with the Secretary of State of Delaware. This summary is not a complete description of such rights, preferences and privileges and the rights of holders of the Preferred Stock are governed by the precise language of the certificate of designations, not this summary.

Conversion

        The conversion rights of the Preferred Stock are subject to stockholder approval of the issuance of the shares of Common Stock upon conversion of the Preferred Stock. No conversion rights may be exercised unless and until such stockholder approval is obtained.

          Subject to stockholder approval, each share of Preferred Stock will be convertible, at any time, at the option of the holder into the right to receive shares of Common Stock. Initially, each share of Preferred Stock will be convertible into the right to receive approximately .91 shares of Common Stock.

          The conversion ratio is subject to adjustment in the event of certain dividends and distributions; upon a subdivision or reclassification of the outstanding shares of Common Stock; a merger or consolidation of the company or the sale of substantially all of the company’s assets; upon the liquidation of the company; upon the occurrence of certain specified distributions with respect to the Common Stock; and certain other events described in the Certificate of Designations.

          If any adjustment in the number of shares of Common Stock into which each share of Preferred Stock may be converted would result in an increase or decrease of less than 1% in the number of shares of Common Stock into which each share of Preferred Stock is then convertible, the amount of the adjustment will be carried forward and the adjustment will be made at the time of and together with any subsequent adjustment, which, together with any adjustment amounts carried forward, would equal at least 1% of the number of shares of Common Stock into which each share of Preferred Stock is then convertible.

Liquidation

        In any liquidation of the company, each share of Preferred Stock will be entitled to a liquidation preference of $100.00 plus accrued but unpaid dividends, whether or not declared, before any distribution may be made on the Common Stock or any other class or series of capital stock of the company which is junior to the Preferred Stock. In any liquidation of the company, no distribution may be made on any shares of capital stock of the company ranking on a parity with the Preferred Stock as to dividends, redemption payments and rights upon liquidation, dissolution or winding up of the company, unless the holders of Preferred Stock participate ratably in the distribution along with the Preferred Stock as to such matters. In the event shareholder approval of the issuance of Common Stock upon conversion of the Preferred Stock has not occurred, the amount payable in liquidation will be the greater of the amount described above and the amount that would be distributed if such share of Preferred Stock had been converted into Common Stock pursuant to the provision for conversion.

Reacquired Shares

        Any shares of Preferred Stock converted, redeemed, purchased or otherwise acquired by the company will be retired and canceled. The reacquired shares will become authorized but unissued shares of Preferred Stock, which the company may reissue at a later date.

Northrop Grumman Corporation and Subsidiaries

Rank

        The Preferred Stock ranks with respect to payment of dividends, redemption payments and rights upon liquidation, dissolution or winding up, prior to the Common Stock and any class or series of preferred stock which by its terms ranks junior to the Preferred Stock. The Preferred Stock ranks on parity with each other class or series of preferred stock.

Voting Rights

        Holders of Preferred Stock have no voting rights except in certain specified circumstances described below or as required by applicable law. The affirmative vote of the holders of two-thirds of the aggregate number of outstanding shares of the Preferred Stock is required for an amendment of the company’s restated Certificate of Incorporation, for a merger of the company or any other action which would:

•	authorize any class or series of stock ranking prior to the Preferred Stock as to dividends, redemption payments or rights upon liquidation, dissolution or winding up;

•	adversely alter the preference, special rights or powers given to the Preferred Stock; or

•	cause or permit the purchase or redemption of less than all of the Preferred Stock unless all dividends to which such shares are entitled have been declared and paid or provided for.

          If accrued dividends on the Preferred Stock are not paid for six quarterly dividend periods (whether or not consecutive), a majority of the holders of the Preferred Stock, voting separately as a class, will have the right to elect two directors. If such holders exercise their right to elect two directors to the company’s board, the size of the company’s board will be increased by two members until the dividends in default are paid in full or payment for the past-due dividends is set aside.

Dividends

        Holders of Preferred Stock will be entitled to cumulative cash dividends, payable quarterly in April, July, October and January of each year. The initial dividend rate per share will be $7.00 per year. Commencing after the dividend payable in October 2001, the dividend rate per share will be $7.00 per year if stockholder approval for the issuance of Common Stock upon conversion of the Preferred Stock has been obtained, or $9.00 per year if it has not been obtained. The dividend rate per share will be reduced from $9.00 per year to $7.00 per year after stockholder approval of the issuance of Common Stock upon conversion of the Preferred Stock is obtained.

          If dividends are payable and have not been paid or set apart in full, the deficiency must be fully paid or set apart for payment before:

•	distributions or dividends are paid on stock ranking junior to the Preferred Stock; and

•	the redemption, repurchase or other acquisition for consideration of any shares of capital stock of the company ranking junior to the Preferred Stock.

Redemption

        Mandatory Redemption For Cash After Twenty Years.    The company is required to redeem all of the shares of Preferred Stock for cash twenty years and one day from the date of issuance of the Preferred Stock. The redemption price per share is equal to the liquidation value of $100.00 per share of Preferred Stock plus accrued but unpaid dividends, whether or not declared, to the mandatory redemption date. In the event that stockholder approval of the issuance of Common Stock upon conversion of the Preferred Stock has not occurred by the mandatory redemption date, the amount payable for each share of Preferred Stock will be the greater of (a) the liquidation value of $100.00 per share of Preferred Stock plus accrued but unpaid dividends to the redemption date, whether or not declared, and (b) the current market price on the redemption date of the number of shares of Common Stock which would be issued upon conversion of a share of Preferred Stock pursuant to the provision for conversion.
Northrop Grumman Corporation and Subsidiaries

           Optional Redemption For Common Stock After Seven Years.    The company has the option to redeem shares of the Preferred Stock in exchange for Common Stock seven years from the date of the initial issuance of the Preferred Stock. Upon redemption, holders of Preferred Stock will receive the number of shares of Common Stock equal to the liquidation value of $100.00 per share of Preferred Stock plus accrued but unpaid dividends to the redemption date divided by the current market price of the Common Stock on the redemption date. In the event that shareholder approval of the issuance of Common Stock upon conversion of the Preferred Stock has not occurred by the redemption date, the number to be divided in the above calculation will be the greater of the amount described above and the current market price on the redemption date of the number of shares of Common Stock which would be issued if all shares of Preferred Stock were converted on the redemption date into Common Stock pursuant to the provision for conversion.

Change in Control

        Upon a fundamental change in control of the company, as defined below, holders of Preferred Stock have the right, which may be exercised during the period of 20 business days following notice from the company, to exchange their shares of Preferred Stock for Common Stock. Each share of Preferred Stock may be exchanged in such circumstances for that number of shares of Common Stock determined by dividing the liquidation value of $100.00 per share of Preferred Stock, plus accrued but unpaid dividends to such date by the current market value of the Common Stock on the exchange date. In the event shareholder approval has not been obtained for the issuance of Common Stock upon conversion of the Preferred Stock, the number to be divided in the above calculation will be the greater of the amount described above or the current market price of the number of shares of Common Stock which would be issued if such share of Preferred Stock were converted into Common Stock pursuant to the provision for conversion.

          A “fundamental change in control” is defined as any merger, consolidation, sale of all or substantially all of the company’s assets, liquidation or recapitalization (other than solely a change in the par value of equity securities) of the Common Stock in which more than one-third of the previously outstanding Common Stock is exchanged for cash, property or securities other than capital stock of the company or another corporation.

          If the fundamental change in control occurred as a result of a transaction (excluding certain dividends or distributions on, and reclassifications of, Common Stock) in which the previously outstanding Common Stock is changed into or exchanged for different securities of the company or securities of another corporation or interests in a non-corporate entity, the Common Stock that would otherwise have been issued to a holder of Preferred Stock for each share of Preferred Stock will be deemed instead to be the kind and amount of securities and property receivable upon completion of such transaction in respect of the Common Stock that would result in the fair market value of such securities and property, measured as of the exchange date, being equal to the liquidation value plus accrued and unpaid dividends. In the event that shareholder approval of the issuance of Common Stock upon conversion of the Preferred Stock has not occurred, the fair market value of the securities and property will instead be calculated to be equal to the greater of the amount described above, and the fair market value of the securities and property, measured as of the exchange date, which would have been issued if such share of Preferred Stock had been converted into Common Stock, if conversion were permitted.
Northrop Grumman Corporation and Subsidiaries

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger dated as of January 23, 2001, among
Systems, Litton, Northrop Grumman and LII Acquisition Corp., filed as exhibit 2.2 to
Form S-4 Registration Statement No. 333-54800 filed with the SEC on February 1, 2001 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of Northrop Grumman Corporation, filed as exhibit 3.1 to Registration Statement No. 333-54800 filed with the SEC on February 1,
2001 and incorporated herein by this reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Northrop Grumman Corporation.*

4.1	Registration Rights Agreement dated as of January 23, 2001 by and among Systems,
Northrop Grumman Corporation and Unitrin, Inc., filed as exhibit (d)(6) to Amendment No. 4 to the Schedule TO filed with the SEC on January 31, 2001 and incorporated herein by reference.

4.2	Form of Certificate of Designations, Preferences and Rights of Series B Preferred Stock of
Northrop Grumman Corporation filed as exhibit 4.2 to Form S-4 Registration Statement
No. 333-54800 filed with the SEC on February 1, 2001 and incorporated herein by this reference.

4.3	Rights Agreement dated as of January 31, 2001 between Northrop Grumman Corporation and
EquiServe Trust Company, N.A. filed as exhibit 4.3 to Form S-4 Registration Statement
No. 333-54800 filed with the SEC on March 27, 2001 and incorporated herein by this reference.

4.4	Indenture dated as of April 13, 1998 between Litton and The Bank of New York, Trustee, under which Litton’s 6.05% senior notes due 2003 and 6.75% senior debentures due 2018 were issued, filed as Exhibit 4.1 to Litton’s April 30, 1998 Quarterly Report on Form 10-Q,
and incorporated herein by reference.

4.5	Supplemental Indenture with respect to the Indenture dated April 13, 1998, dated as of April 3, 2001, among Litton, Northrop Grumman Corporation, Systems and The Bank of New York, as trustee.*

4.6	Indenture dated as of December 15, 1991 between Litton and The Bank of New York,
Trustee, under which Litton’s 7.75% and 6.98% debentures due 2026 and 2036 were issued and specimens of such debentures, filed as Exhibit 4.1 of Litton’s April 30, 1996 Quarterly
Report on Form 10-Q, and incorporated herein by reference.

4.7	Supplemental Indenture with respect to the Indenture dated December 15, 1991, dated as of April 3, 2001, among Litton, Northrop Grumman Corporation, Systems and The Bank of New York, as trustee.*

4.8	Form of Exchange Security for Litton’s $400,000,000 8% senior notes due 2009, filed as Exhibit 4.3 to Litton’s April 30, 2000 Quarterly Report on Form 10-Q, and incorporated herein by reference.

Northrop Grumman Corporation and Subsidiaries

10.1	Stockholder’s Agreement dated as of January 23, 2001 among Systems, Northrop Grumman
Corporation and Unitrin, Inc., including form of Stockholder Subsidiary Proxy, filed as exhibit (d)(5) to Amendment No. 4 to the Schedule TO filed with the SEC on January 31,
2001 and incorporated herein by reference.

10.2	Employment Agreement with Dr. Ronald D. Sugar, filed as exhibit 99(e)(7) to the
Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC by Litton on
January 5, 2001 and incorporated herein by reference.

10.6	Form of $2,500,000,000 364-Day Revolving Credit Agreement among Northrop Grumman
Corporation, Systems, Litton, the Lenders party thereto, The Chase Manhattan Bank and
Credit Suisse First Boston, as Co-Administrative Agents, Salomon Smith Barney Inc., as
Syndication Agent, and The Bank of Nova Scotia and Deutsche Banc Alex. Brown, Inc. as
Co-Documentation Agents, filed as Exhibit 10.6 to Amendment No. 2 to Form S-4
Registration Statement No. 333-54800 filed with the SEC on March 27, 2001 and incorporated herein by reference.

10.7	Form of $2,500,000,000 Five-Year Revolving Credit Agreement among Northrop Grumman,
Systems, Litton, the Lenders party thereto, The Chase Manhattan Bank and Credit Suisse
First Boston, as Co-Administrative Agents, Salomon Smith Barney Inc., as Syndication
Agent, and The Bank of Nova Scotia and Deutsche Banc Alex. Brown, Inc. as
Co-Documentation Agents, filed as Exhibit 10.7 to Amendment No. 2 to Form S-4
Registration Statement No. 333-54800 filed with the SEC on March 27, 2001 and incorporated herein by reference.

10.8	Letter Agreement dated January 31, 2001 between Systems and Dr. Ronald D. Sugar, filed as exhibit 99(e)(16) to Amendment No. 3 to Solicitation/Recommendation Statement on
Schedule 14D-9 filed with the SEC by Litton on February 1, 2001 and incorporated herein by reference.

10.9	Form of Officers Certificate establishing the terms of Systems’ 7 1 /8% Notes due 2011 and
7 3 /4% Debentures due 2031, filed as Exhibit 10.9 to Form 8-K filed by Northrop Grumman on
April 17, 2001 and incorporated herein by reference.

10.10	Form of Guarantee by Northrop Grumman of Litton Indenture Indebtedness, filed as Exhibit 10.10 to Form 8-K filed by Northrop Grumman Corporation on April 17, 2001 and incorporated herein by reference.

10.11	Form of Guarantee by Northrop Grumman of Systems Indenture Indebtedness, filed as
Exhibit 10.11 to Form 8-K filed by Northrop Grumman Corporation on April 17, 2001 and incorporated herein by reference.

10.12	Form of Guarantee by Systems of Litton Indenture Indebtedness, filed as Exhibit 10.12 to Form 8-K filed by Northrop Grumman Corporation on April 17, 2001 and incorporated herein by reference.

10.13	Form of Guarantee by Litton of Systems Indenture Indebtedness, filed as Exhibit 10.13 to Form 8-K filed by Northrop Grumman Corporation on April 17, 2001 and incorporated herein by reference.

15	Letter from independent accountants regarding unaudited interim financial information.*

*	Filed with this report.
Northrop Grumman Corporation and Subsidiaries

(b)	Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

          A report on Form 8-K was dated and filed April 17, 2001 by Northrop Grumman Systems Corporation (the former Northrop Grumman Corporation) reporting pursuant to Item 5 the completion of a corporate reorganization on April 2, 2001 pursuant to Section 251 (g) of the Delaware General Corporation Law and filing pursuant to Item 7(c) an Agreement and Plan of Merger, dated as of March 20, 2001 between Northrop Grumman Systems Corporation, Northrop Grumman Corporation and NGC Acquisition Corporation.

          A report on Form 8-K was dated and filed April 17, 2001 by Northrop Grumman Corp. (the former NNG, Inc.) reporting pursuant to Item 2 the acquisition of common stock and preferred stock of Litton Industries, Inc. and filing (i) pursuant to Item 7(a), certain Litton Industries, Inc. financial statements, and (ii) pursuant to Item 7(c) certain exhibits relating to the Litton acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northrop Grumman Corporation (Registrant)

Date: May 10, 2001	by /s/ Robert B. Spiker Robert B. Spiker Corporate Vice President and Controller

Date: May 10, 2001	by /s/ J. H. Mullan John H. Mullan Corporate Vice President and Secretary