Form 10-Q
period 2001-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2001-08-09
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
June 30, 2001	1-16411

NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	No. 95-4840775
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

1840 Century Park East, Los Angeles, California 90067
www.northgrum.com
(Address of principal executive offices and internet site)

(310) 553-6262
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x                                                                    No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 30, 2001:
Common stock outstanding	85,379,657 shares

Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION

(Unaudited)
June 30,		December 31,
Dollars in millions	2001	2000

Assets:
Cash and cash equivalents	$225	$319
Accounts receivable, net of progress payments of
$2,855 in 2001 and $2,367 in 2000	2,056	1,557
Inventoried costs, net of progress payments of
$593 in 2001 and $535 in 2000	1,386	585
Deferred income taxes	30	21
Prepaid expenses	123	44

Total current assets	3,820	2,526

Property, plant and equipment	3,332	2,343
Accumulated depreciation	(1,143)	(1,328)

	2,189	1,015

Notes receivable	145	135
Goodwill, net of accumulated amortization of $631 in 2001
and $534 in 2000	6,586	3,801
Other purchased intangibles, net of accumulated amortization
of $522 in 2001 and $467 in 2000	1,536	631
Prepaid retiree benefit cost and intangible pension asset	2,682	1,390
Assets available for sale	23	23
Miscellaneous other assets	350	101

	11,322	6,081

	$17,331	$9,622

Northrop Grumman Corporation and Subsidiaries

Dollars in millions	(Unaudited) June 30, 2001	December 31, 2000

Liabilities and Shareholders' Equity:
Current portion of long-term debt	$41	$10
Notes payable	66	-
Trade accounts payable	794	564
Accrued employees' compensation	651	365
Advances on contracts	684	496
Income taxes payable	89	86
Deferred income taxes	137	681
Other current liabilities	1,292	486

Total current liabilities	3,754	2,688

Long-term debt	5,367	1,605
Accrued retiree benefits	1,456	1,095
Other long-term liabilities	79	39
Deferred income taxes	1,114	276
Mandatorily redeemable preferred stock	350	-
Paid-in capital
Preferred stock, par value $1, 10,000,000 shares authorized;
3,500,000 shares issued and outstanding, reported above
Common stock, 400,000,000 shares authorized; issued
and outstanding:
2001 - 85,374,505; 2000 - 72,058,436	2,376	1,200
Retained earnings	2,890	2,742
Unearned compensation	(31)	-
Accumulated other comprehensive loss	(24)	(23)

	5,211	3,919

	$17,331	$9,622

The accompanying notes are an integral part of these consolidated financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF INCOME
(Unaudited)

Three months ended			Six months ended
		June 30,		June 30,
Dollars in millions, except per share	2001	2000	2001	2000

Product sales and service revenue	$3,663	$1,856	$5,649	$3,658
Cost of product sales and service revenue
Operating costs	3,019	1,319	4,567	2,621
Administrative and general expenses	369	220	617	433

Operating margin	275	317	465	604
Interest expense	(114)	(46)	(161)	(92)
Other, net	31	2	48	4

Income from continuing operations before income taxes	192	273	352	516
Federal and foreign income taxes	78	98	135	185

Income from continuing operations	114	175	217	331
Income from discontinued operations, net of tax	-	18	-	35
Loss on disposal of discontinued operations,
net of income tax expense of $77	-	(15)	-	(15)

Net income	$114	$178	$217	$351

Weighted average shares outstanding, in millions	83.4	69.9	77.7	69.8

Basic earnings per share
Continuing operations	$1.29	$2.50	$2.72	$4.74
Discontinued operations	-	.26	-	.50
Disposal of discontinued operations	-	(.21)	-	(.21)

Basic earnings per share	$1.29	$2.55	$2.72	$5.03

Diluted earnings per share
Continuing operations	$1.28	$2.50	$2.69	$4.73
Discontinued operations	-	.26	-	.50
Disposal of discontinued operations	-	(.21)	-	(.21)

Diluted earnings per share	$1.28	$2.55	$2.69	$5.02

Dividends per common share	$.40	$.40	$.80	$.80

Dividends per mandatorily redeemable preferred share	$1.69	$-	$1.69	$-

The accompanying notes are an integral part of these consolidated financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Six months ended June 30,
Dollars in millions	2001	2000

Paid-in Capital
At beginning of year	$1,200	$1,028
Stock issued in purchase of business	1,123	-
Employee stock awards and options exercised	53	11

	2,376	1,039

Retained Earnings
At beginning of year	2,742	2,248
Net income	217	351
Cash dividends	(69)	(56)

	2,890	2,543

Unearned Compensation
At beginning of year	-	-
Issuance of unvested stock options	(33)	-
Amortization of unearned compensation	2	-

	(31)	-

Accumulated Other Comprehensive Loss
At beginning of year	(23)	(19)
Change in cumulative translation adjustment	(1)	-

	(24)	(19)

Total shareholders' equity	$5,211	$3,563

The accompanying notes are an integral part of these consolidated financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
Dollars in millions	2001	2000

Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$756	$706
Other collections	5,151	3,667
Interest received	14	3
Income tax refunds received	4	8
Other cash receipts	9	2

Cash provided by operating activities	5,934	4,386

Uses of Cash
Cash paid to suppliers and employees	5,792	3,861
Interest paid	104	88
Income taxes paid	50	36
Other cash disbursements	2	-

Cash used in operating activities	5,948	3,985

Net cash (used in) provided by operating activities	(14)	401

Investing Activities
Payment for businesses purchased, net of cash acquired	(2,303)	(42)
Additions to property, plant and equipment	(132)	(85)
Proceeds from sale of property, plant and equipment	52	6
Other investing activities	16	(11)

Net cash used in investing activities	(2,367)	(132)

Financing Activities
Proceeds from issuance of long-term debt	1,491	-
Borrowings under lines of credit	1,172	-
Repayment of borrowings under lines of credit	(253)	(163)
Principal payments of long-term debt	(10)	(100)
Proceeds from issuance of stock	19	5
Dividends paid	(69)	(56)
Other financing activities	(63)	-

Net cash provided by (used in) financing activities	2,287	(314)

Decrease in cash and cash equivalents	(94)	(45)
Cash and cash equivalents balance at beginning of period	319	142

Cash and cash equivalents balance at end of period	$225	$97

Northrop Grumman Corporation and Subsidiaries

	Six months ended June 30,
Dollars in millions	2001	2000

Reconciliation of Net Income to Net Cash (Used in)
Provided by Operating Activities
Net income	$ 217	$ 351
Adjustments to reconcile net income to net cash (used) provided
Depreciation	113	90
Amortization of intangible assets	153	99
Common stock issued to employees	3	6
Loss on disposal of discontinued operations	-	15
Loss (gain) on disposal of property, plant and equipment	(12)	3
Retiree benefits income	(123)	(267)
Decrease (increase) in
Accounts receivable	(357)	(287)
Inventoried costs	(266)	(180)
Prepaid expenses	(6)	-
Increase (decrease) in
Progress payments	546	437
Accounts payable and accruals	(390)	3
Provisions for contract losses	15	(30)
Deferred income taxes	190	176
Income taxes payable	(77)	23
Retiree benefits	(38)	(44)
Other transactions	18	6

Net cash (used in) provided by operating activities	$ (14)	$ 401

Noncash Investing Activities
Purchase of businesses
Assets acquired	$ 7,922	$ 49
Cash paid	(2,303)	(36)
Common stock issued	(1,123)	-
Mandatorily redeemable preferred stock issued	(350)	-

Liabilities assumed	$ 4,146	$ 13

The accompanying notes are an integral part of these consolidated financial statements

Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION
(Unaudited)

	Three months ended		Six months ended
		June 30,		June 30,
Dollars in millions	2001	2000	2001	2000

Net Sales
Electronic Sensors and Systems	$1,236	$664	$1,937	$1,265
Logicon	1,017	425	1,606	803
Integrated Systems	766	809	1,499	1,665
Ship Systems	549	-	549	-
Electronic Components and Materials	158	-	158	-
Intersegment sales	(63)	(42)	(100)	(75)

	$3,663	$1,856	$5,649	$3,658

Operating Margin
Electronic Sensors and Systems	$79	$48	$115	$82
Logicon	48	33	72	64
Integrated Systems	64	113	144	213
Ship Systems	33	-	33	-
Electronic Components and Materials	(6)	-	(6)	-

Total sector operating margin	218	194	358	359
Other items included in operating margin
Corporate expenses	(30)	(4)	(39)	(11)
Deferred state tax provision	(4)	(13)	(14)	(24)
Pension income	91	140	160	280

Operating margin	$275	$317	$465	$604

Contract Acquisitions
Electronic Sensors and Systems	$2,231	$1,644	$3,218	$2,239
Logicon	1,437	371	2,073	808
Integrated Systems	448	531	1,063	993
Ship Systems	5,824	-	5,824	-
Electronic Components and Materials	281	-	281	-
Intersegment acquisitions	(104)	(68)	(142)	(103)

	$10,117	$2,478	$12,317	$3,937

I-7

Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION
(Unaudited)

	June 30,
Dollars in millions	2001	2000

Funded Order Backlog
Electronic Sensors and Systems	$6,260	$4,498
Logicon	1,410	614
Integrated Systems	3,855	3,779
Ship Systems	5,275	-
Electronic Components and Materials	123	-
Intersegment backlog	(149)	(113)

	$16,774	$8,778

Assets
Electronic Sensors and Systems	$5,691	$3,852
Logicon	2,302	691
Integrated Systems	2,112	3,011
Ship Systems	2,674	-
Electronic Components and Materials	1,558	-
Corporate assets	6,562	1,852
Intersegment eliminations	(3,568)	(342)

	$17,331	$9,064

Northrop Grumman Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

On April 2, 2001, NNG, Inc., a newly formed Delaware holding company, exchanged its common shares for all of the outstanding Northrop Grumman Corporation common shares on a one-for-one basis, through a merger in which Northrop Grumman Corporation became a subsidiary of NNG, Inc. In connection with this merger, NNG, Inc. changed its name to Northrop Grumman Corporation and Northrop Grumman Corporation changed its name to Northrop Grumman Systems Corporation ("Northrop Systems"). See Acquisitions footnote for additional information.

     The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments necessary for a fair statement of the results for the periods presented. The 2001 unaudited consolidated condensed financial data includes preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the Litton acquisition. Final valuations and allocations, which are expected to be completed by December 31, 2001, may differ from the amounts included herein. The financial statements should be read in conjunction with the Notes and Independent Auditors' Report contained in Northrop Systems' 2000 annual report.

Earnings per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Net income available to common shareholders is calculated by reducing net income for dividends on mandatorily redeemable preferred stock. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans.

Northrop Grumman Corporation and Subsidiaries

            Basic and diluted earnings per share are calculated as follows:

	Three months ended		Six months ended
		June 30,		June 30,

(in millions, except per share)	2001	2000	2001	2000

Basic Earnings per Share
Income from continuing operations	$114	$175	$217	$331
Less preferred dividends	6	-	6	-

Income available to common shareholders	$108	$175	$211	$331

Weighted-average common shares outstanding	83.41	69.87	77.67	69.80

Basic earnings per share from continuing operations	$1.29	$2.50	$2.72	$4.74

Diluted Earnings per Share
Income from continuing operations	$114	$175	$217	$331
Less preferred dividends	6	-	6	-

Income available to common shareholders	$108	$175	$211	$331

Weighted-average common shares outstanding	83.41	69.87	77.67	69.80
Dilutive effect of stock options and awards	.64	.23	.70	.20

Weighted-average diluted common shares outstanding	84.05	70.10	78.37	70.00

Diluted earnings per share from continuing operations	$1.28	$2.50	$2.69	$4.73

Acquisitions

In 2000 Northrop Systems acquired four businesses, Federal Data Corporation, Sterling Software (U.S.) Inc., known as the Federal Systems Group, Comptek Research, Inc., and Navia Aviation AS, an operating unit of Navia ASA in Norway, for a total of $643 million in cash and stock. The purchase method of accounting was used to record all four acquisitions with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net tangible assets acquired was assigned to identifiable intangible assets and the remaining balance was assigned to goodwill. The Federal Data and Sterling Federal Systems Group valuations are based on preliminary estimates, which are expected to be finalized in the third quarter of 2001.

     On December 21, 2000, Northrop Systems and Litton Industries, Inc. ("Litton") jointly announced that they had entered into a definitive merger agreement whereby Northrop Systems would acquire Litton through a cash tender offer followed by a merger for cash consideration of $80 per common share and $35 per preferred share.

Northrop Grumman Corporation and Subsidiaries

     On January 24, 2001, the merger agreement was amended to provide for the formation of a new Delaware holding company, NNG, Inc., and an exchange offer in which Litton common stockholders would be entitled to receive for each Litton common share their choice of $80 per share in cash, the equivalent of $80.25 in common stock of the company, or the equivalent of $80 in liquidation value of a new preferred stock of the company. Holders of Litton preferred stock could exchange their Litton preferred stock only for $35 per share in cash. Under the terms of the amended merger agreement, the company could not issue more than 13,000,000 shares of its common stock nor more than 3,500,000 shares of its new preferred stock in the exchange offer. Elections by Litton common stockholders for more than 13,000,000 shares of its common stock nor more than 3,500,000 shares of its new preferred stock in the exchange offer were subject to proration.

     At Midnight, New York City time on Monday, April 2, 2001, NNG, Inc. purchased approximately 97% of the Litton common stock and approximately 59% of the Litton preferred stock. The company issued the full allotment of 13,000,000 shares of its common stock and 3,500,000 shares of its preferred stock available for issuance pursuant to the tender offer, and paid cash for the balance of the shares. In connection with this merger, NNG, Inc., the new holding company, changed its name to Northrop Grumman Corporation and Northrop Grumman Corporation changed its name to Northrop Grumman Systems Corporation. On April 3, 2001, the company assumed control of Litton.

     At a special meeting of the Litton stockholders held on May 30, 2001, the holders of a majority of the outstanding Litton shares of common stock approved the amended merger agreement and the merger of LII Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the company, with and into Litton, with Litton as the surviving corporation. As a result of the merger on May 30, 2001, the company acquired 100% of the Litton common stock. At the effective time of this merger, each outstanding share of Litton common stock (other than shares owned by the company, Litton or their respective subsidiaries) was converted into the right to receive $80 per share in cash.

     Subsequently, through a short-form merger on June 12, 2001, the company acquired all of the remaining shares of Litton preferred stock. At the effective time of the short-form merger, each outstanding share of Litton preferred stock (other than shares owned by dissenting stockholders, the company, Litton or their respective subsidiaries) was converted into the right to receive $35 per share in cash.

Northrop Grumman Corporation and Subsidiaries

     The acquisition of Litton, which is valued at approximately $5.2 billion, including the assumption of Litton's net debt of $1.3 billion, is accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets and liabilities acquired based on their respective fair market values, with the excess recorded as goodwill. These financial statements reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price, and preliminary estimates of adjustments necessary to conform Litton data to the company’s accounting policies. These financial statements do not include the recognition of liabilities associated with certain potential restructuring activities. The company is currently reviewing the preliminary estimates of the fair market value of assets acquired and liabilities assumed, including preliminary valuation study results for intangible assets, property, plant and equipment, and retiree benefits assets and liabilities and is evaluating several possible restructuring activities of Litton operations. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations are expected to be finalized by December 31, 2001, and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

     Goodwill and other purchased intangible assets related to the Litton acquisition are amortized on a straight-line basis over weighted average periods of 27 years and 20 years, respectively. The lives used are based on preliminary evaluations and are subject to change pending the outcome of final evaluations, which are expected to be completed by December 31, 2001. The operating results of the Litton business units since the acquisition date are included in the company’s segment data as follows: the advanced electronics business is included in the Electronic Sensors and Systems Sector, the information systems business is included in Logicon, the ship systems business is operated as a new sector, and the electronic components and materials business is operated as a new sector.

     The following unaudited pro forma financial information combines the results of operations of Northrop Systems and Litton as if the acquisition had taken place on January 1, 2001 and 2000, respectively, and are not necessarily indicative of future operating results of the company. In addition, the audited financial statements contained in Litton's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 and the unaudited financial statements of Litton contained in Litton's Quarterly Reports on Form 10-Q for the periods ended January 31, 2001 and 2000, and April 30, 2000 have been used to conform the financial reporting periods of Litton to those of the company.

Northrop Grumman Corporation and Subsidiaries

	Three months ended		Six months ended
		June 30,		June 30,
Dollars in millions, except per share	2001	2000	2001	2000

Net Sales	$3,663	$3,314	$6,976	$6,497
Net Income	114	191	213	355
Basic earnings per share	1.29	2.23	2.39	4.20
Diluted earnings per share	1.28	2.21	2.36	4.17

Proposed Acquisitions

On April 20, 2001, the company announced that it had signed a definitive agreement to acquire the Electronics and Information Systems Group of Aerojet-General Corporation for $315 million in cash. The waiting period pursuant to the Hart-Scott-Rodino Act has expired. The transaction is subject to the attainment of an approved Prospective Purchaser Agreement with the Environmental Protection Agency, a favorable IRS ruling, and an acceptable Advance Agreement with the U.S. Department of Defense Administrative Contracting Officer. The acquisition will be recorded using the purchase method of accounting. Upon completion of the transaction, Aerojet-General's Electronics and Information Systems Group will be integrated into the Electronic Sensors and Systems Sector.

     On May 23, 2001, the company announced the commencement of an exchange offer to acquire the shares of Newport News Shipbuilding Inc., citing concerns that the previously announced merger agreement between Newport News and General Dynamics Corporation presents serious antitrust issues. On August 2, 2001, the company extended its exchange offer to August 16, 2001, at midnight EDT.

Notes Payable to Banks and Long-Term Debt

In February 2001, Northrop Systems issued $1.5 billion of indebtedness pursuant to its senior debt indenture consisting of $750 million of 7-1/8% notes due 2011 and $750 million of 7-3/4% debentures due 2031. In connection with the closing of the Litton acquisition, the company entered into unsecured senior credit facilities with lenders which initially provided for borrowings of up to $5 billion (the "New Credit Facilities") and which replaced the company's previous credit agreement. The New Credit Facilities consist of a $2.5 billion 364-day revolving credit facility and a $2.5 billion five-year revolving credit facility. The availability under the 364-day revolving credit facility, as reduced by the equity and other debt financing of the Litton acquisition, is now $527 million. Borrowings under

Northrop Grumman Corporation and Subsidiaries

the New Credit Facilities, together with the proceeds of the February issuance of notes and debentures, were used to finance the Litton acquisition and to pay related expenses, to retire and refinance a portion of the Litton debt, and to finance continuing operations. Borrowings under the New Credit Facilities bear interest at various rates, including adjusted LIBOR, or an alternate base rate plus, in each case, an incremental margin based on the combined company's credit rating. The New Credit Facilities also provide for a facility fee on the daily aggregate amount of commitments under the revolving facilities (whether or not utilized). The facility fee is also based on the company's credit rating level. The company, Northrop Systems and Litton are co-borrowers on the New Credit Facilities. The company and Litton have guaranteed the Northrop Systems outstanding indenture debt and the company and Northrop Systems have guaranteed the Litton outstanding indenture debt.

Supplemental Consolidating Information

The acquisition of Litton was funded in part by Northrop System's issuance of $1.5 billion of indebtedness pursuant to its senior debt indenture consisting of $750 million of 7-1/8% notes due 2011 and $750 million of 7-3/4% debentures due 2031. Northrop Systems' payment obligations under the notes and debentures are fully and unconditionally guaranteed on a joint and several basis by Northrop Grumman Corporation (the "Guarantor Parent"), and by Litton (the "Guarantor Subsidiary"). The Guarantor Parent and Guarantor Subsidiary together with Northrop Systems, represent all of the operations of the company. The Parent Guarantor owns 100% of Northrop Systems and the Guarantor Subsidiary.

        The following unaudited condensed consolidating financial data provide information regarding Northrop Systems, the Guarantor Parent, and the Guarantor Subsidiary.

Northrop Grumman Corporation and Subsidiaries

CONDENSED CONSOLIDATING STATEMENT
OF FINANCIAL POSITION
June 30, 2001

(Unaudited)

Dollars in millions	Northrop Grumman (Guarantor Parent)	Northrop Systems (Issuer)	Litton (Guarantor Subsidiary)	Consolidating Adjustments	Total

Assets:

Cash and cash equivalents	$-	$152	$73	$-	$225

Accounts receivable, net of progress
payments	-	1,502	554	-	2,056

Inventoried costs, net of progress
payments	-	747	639	-	1,386

Deferred income taxes	-	-	498	(468)	30

Prepaid expenses	-	52	71	-	123

Total current assets	-	2,453	1,835	(468)	3,820

Property, plant and equipment	-	2,109	1,223	-	3,332

Accumulated depreciation	-	(1,108)	(35)	-	(1,143)

	-	1,001	1,188	-	2,189

Notes receivable	-	145	-	-	145

Goodwill, net	-	3,731	2,855	-	6,586

Other purchased intangibles, net	-	588	948	-	1,536

Prepaid retiree benefit cost and intangible
pension asset	-	1,548	1,134	-	2,682

Investment in consolidated subsidiaries	5,549	-	-	(5,549)	-

Intercompany loan receivable	-	588	-	(588)	-

Miscellaneous other assets	-	210	163	-	373

	5,549	6,810	5,100	(6,137)	11,322

	$5,549	$10,264	$8,123	$(6,605)	$17,331

Northrop Grumman Corporation and Subsidiaries

Dollars in millions	Northrop Grumman (Guarantor Parent)	Northrop Systems (Issuer)	Litton (Guarantor Subsidiary)	Consolidating Adjustments	Total

Liabilities and Shareholders' Equity:

Current portion of long-term debt	$-	$-	$41	$-	$41

Notes payable	-	-	66	-	66

Trade accounts payable	-	492	302	-	794

Accrued employees' compensation	-	362	289	-	651

Advances on contracts	-	529	155	-	684

Income taxes payable	-	92	(3)	-	89

Deferred income taxes	-	605	-	(468)	137

Other current liabilities	14	651	627	-	1,292

Total current liabilities	14	2,731	1,477	(468)	3,754

Long-term debt	-	4,130	1,237	-	5,367

Accrued retiree benefits	-	1,116	340	-	1,456

Other long-term liabilities	-	59	20	-	79

Intercompany loan payable	-	-	588	(588)	-

Intercompany accounts payable	169	9	(178)	-	-

Deferred income taxes	-	430	684	-	1,114

Mandatorily redeemable preferred stock	350	-	-	-	350

Shareholders' Equity	5,016	1,789	3,955	(5,549)	5,211

	$5,549	$10,264	$8,123	$(6,605)	$17,331

Northrop Grumman Corporation and Subsidiaries

CONDENSED CONSOLIDATING STATEMENT
OF INCOME
Three months ended June 30, 2001
(Unaudited)

Dollars in millions	Northrop Grumman (Guarantor Parent)	Northrop Systems (Issuer)	Litton (Guarantor Subsidiary)	Consolidating Adjustments	Total

Product sales and service revenue	$-	$2,272	$1,406	$(15)	$3,663

Cost of product sales and service revenue

Operating costs	-	1,835	1,199	(15)	3,019

Administrative and general expenses	2	238	129	-	369

Operating margin	(2)	199	78	-	275

Interest expense	-	(89)	(25)	-	(114)

Other, net	-	31	-	-	31

Income before income taxes	(2)	141	53	-	192

Federal and foreign income taxes	-	57	21	-	78

Net income	$(2)	$84	$32	$-	$114

CONDENSED CONSOLIDATING STATEMENT
OF INCOME
Six months ended June 30, 2001
(Unaudited)

Dollars in millions	Northrop Grumman (Guarantor Parent)	Northrop Systems (Issuer)	Litton (Guarantor Subsidiary)	Consolidating Adjustments	Total

Product sales and service revenue	$-	$4,258	$1,406	$(15)	$5,649

Cost of product sales and service revenue

Operating costs	-	3,383	1,199	(15)	4,567

Administrative and general expenses	2	486	129	-	617

Operating margin	(2)	389	78	-	465

Interest expense	-	(136)	(25)	-	(161)

Other, net	-	48	-	-	48

Income before income taxes	(2)	301	53	-	352

Federal and foreign income taxes	-	114	21	-	135

Net income	$(2)	$187	$32	$-	$217

Northrop Grumman Corporation and Subsidiaries

CONDENSED CONSOLIDATING STATEMENT
OF CASH FLOWS
Six months ended June 30, 2001
(Unaudited)

Dollars in millions	Northrop Grumman (Guarantor Parent)	Northrop Systems (Issuer)	Litton (Guarantor Subsidiary)	Consolidating Adjustments	Total

Net cash (used in)provided by operating
activities	$-	$311	$(325)	$ -	$(14)

Investing Activities
Payment for business purchased, net
of cash acquired	(2,303)	-	-	-	(2,303)

Additions to property, plant and
equipment	-	(101)	(31)	-	(132)

Proceeds from sale of property, plant
and equipment	-	49	3	-	52

Other investing activities	-	(2)	18	-	16

Net cash used in investing activities	(2,303)	(54)	(10)	-	(2,367)

Financing Activities

Intercompany activity	2,329	(2,778)	449	-	-

Proceeds from issuance of long-term debt	-	1,491	-	-	1,491

Borrowing under lines of credit	-	1,025	147	-	1,172

Repayment of borrowings under
lines of credit	-	-	(253)	-	(253)

Principal payments of long-term debt	-	(10)	-	-	(10)

Proceeds from issuance of stock	15	4	-	-	19

Dividends paid	(41)	(28)	-	-	(69)

Other financing activities	-	(63)	-	-	(63)

Net cash provided by(used in) financing
activities	2,303	(359)	343	-	2,287

(Decrease)increase in cash and cash
equivalents	-	(102)	8	-	(94)
Cash and cash equivalents balance at
beginning of period	-	254	65	-	319

Cash and cash equivalents balance at end
of period	$-	$152	$73	$ -	$225

Northrop Grumman Corporation and Subsidiaries

Mandatorily Redeemable Series B Convertible Preferred Stock

The company issued 3,500,000 shares of mandatorily redeemable Series B Convertible Preferred Stock in April 2001. Each share of Series B preferred stock has a liquidation value of $100 per share. The liquidation value, plus accrued but unpaid dividends, will be paid on April 4, 2021, the mandatory redemption date. The company has the option to redeem all but not less than all the shares of Series B preferred stock at any time after seven years from the date of issuance for a number of shares of the company’s common stock equal to the liquidation value plus accrued and unpaid dividends divided by the current market price of common stock determined in relation to the date of redemption. Each share of preferred stock is convertible, at any time, at the option of the holder into the right to receive shares of the company’s common stock. Initially, each share is convertible into .911 shares of common stock, subject to adjustment. Holders of preferred stock are entitled to cumulative annual cash dividends of $7 per share, payable quarterly. In any liquidation of the company, each share of preferred stock will be entitled to a liquidation preference before any distribution may be made on the company’s common stock or any series of capital stock that is junior to the Series B preferred stock. In the event of a fundamental change in control of the company, holders of Series B preferred stock also have specified exchange rights into common stock of the company or into specified securities or property of another entity participating in the change in control transaction.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 - Business Combinations, and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of this statement, amortization of goodwill, including goodwill recorded in past business combinations, will cease and an initial impairment assessment of goodwill will be performed. Annual impairment tests are required thereafter. The company is required to adopt SFAS No. 142 January 1, 2002. Management is currently evaluating the effect that adoption of these two standards will have on the company's results of operations and financial position.

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities which became effective for fiscal years beginning after June 15, 2000. This standard provides authoritative guidance on accounting and financial reporting for derivative instruments. The company adopted this standard on January 1, 2001. Adoption of this standard did not have a significant effect on the company's financial position, results of operations, or cash flows.

Northrop Grumman Corporation and Subsidiaries

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

On April 3, 2001, the company completed the exchange offer made in connection with the acquisition of Litton Industries, Inc. ("Litton") (See below for additional information.) The Litton business units' operating results are included from the acquisition date in the Northrop Grumman segment data as follows: the advanced electronics business is included in the Electronic Sensors and Systems Sector (ES3 ), the information systems business is included in Logicon, the ship systems business is operated as a new sector, and the electronic components and materials (EC&M) business is operated as a new sector. The Integrated Systems Sector (ISS) is unchanged by the acquisition of Litton.

     The Litton advanced electronics businesses design, develop and manufacture inertial navigation, guidance and control, IFF (identification friend or foe), and marine electronic systems, and provide electronic warfare systems and integrate avionics systems and shipboard information and communication systems. The U.S. Government is a significant customer.

     The Litton information systems businesses design, develop, integrate and support computer-based information systems and provide information technology and services primarily for government customers.

     The Litton ship systems business is engaged in the building of large multimission non-nuclear surface ships for the U.S. Navy as well as for other government and commercial customers worldwide and is a provider of overhaul, repair, modernization, ship design and engineering services. The U.S. Government is a significant customer.

     The Litton EC&M businesses are international suppliers of complex backplanes, connectors, laser crystals, solder materials, specialty products and other electronic components used primarily in the telecommunications, industrial and computer markets.

     Sales for the second quarter 2001 increased 97 percent to nearly $3.7 billion and for the first half increased 54 percent to $5.6 billion, as compared with the same periods of 2000. These changes are largely due to the Litton acquisition as well as the acquisition in the last half of 2000 of Comptek Research, Inc., Federal Data Corporation, and the Federal Systems Group of Sterling Software Inc. Excluding these acquisitions, sales were approximately 9 percent higher for the second quarter and 3 percent higher in the first half of 2001, as compared with the same periods a year ago. Total company sales for 2001, including the addition of Litton for nine months, are now expected to exceed $13 billion.

Northrop Grumman Corporation and Subsidiaries

          Sales by business area in the second quarter were:

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in millions	2001	2000	2001	2000

Electronic Sensors & Systems
Aerospace Electronic Systems	$439	$291	$764	$548
Command, Control, Communications,
Intelligence and Naval Systems (C3I&N)	241	184	441	361
Navigation Systems	238	-	238	-
Defensive Electronic Systems	179	107	262	203
Other	139	82	232	153

	1,236	664	1,937	1,265

Logicon
Government Information Technology	617	203	893	386
Enterprise Information Technology	208	64	349	101
Technology Services	129	118	242	235
Commercial Information Technology	63	40	122	81

	1,017	425	1,606	803

Integrated Systems
Air Combat Systems (ACS)	406	450	812	952
Airborne Early Warning and
Electronic Warfare (AEW/EW)	188	196	354	379
Airborne Ground Surveillance and
Battle Management (AGS/BM)	176	170	341	346
Intrasegment Eliminations	(4)	(7)	(8)	(12)

	766	809	1,499	1,665

Ship Systems	549	-	549	-

Electronic Components and Materials	158	-	158	-

Intersegment eliminations	(63)	(42)	(100)	(75)

Total sales	$3,663	$1,856	$5,649	$3,658

Northrop Grumman Corporation and Subsidiaries

     ES3 sales were 86 percent higher in the second quarter and 53 percent higher in the first half of 2001 versus the same periods a year ago. Excluding Litton, sales were 36 percent and 27 percent higher for the quarter and first half of 2001, respectively, as compared with the same periods a year ago. This year’s second quarter and first six months include higher revenue on several programs: land combat systems and combat avionics systems in the Aerospace Electronic Systems business area, marine systems in the Command, Control, Communications, Intelligence and Naval Systems (C3I&N) business area, and automation and information in the "Other" business area. The new business area, Navigation Systems, includes all of Litton’s navigation related business and is expected to have annual sales of approximately $1 billion. For 2001, the company expects ES3 sales to be approximately $4.5 billion, including $1.1 billion from the Litton operations.

     ES3 operating margin increased to $79 million for the second quarter and $115 million for the first half of 2001 from the $48 million and $82 million, respectively, reported for the same periods a year ago. Approximately half of the increase in both periods is due to the acquisition of Litton.

      Logicon sales were $1,017 million in the second quarter and $1,606 million in the first six months of 2001 versus $425 million and $803 million for the same periods, respectively, in 2000. The increases are due to the addition of Litton’s information systems business as well as to sales generated by the businesses acquired in the last half of 2000: Federal Data Corporation, Sterling’s Federal Systems Group, and the Federal Systems unit of Comptek Research, Inc. The reseller portion of Federal Data and the existing reseller business of Logicon are reported in the new business area, Enterprise Information Technology. Prior year business area sales have been restated to reflect the new business area and other organizational changes. Most of the sales contributed by the Litton business units are reflected in the Government Information Technology business area. For 2001, Logicon sales are now expected to be approximately $3.6 billion, including $1.1 billion from the Litton operations.

     Logicon operating margin in the second quarter and first half periods of 2001 was $48 million and $72 million, respectively, up from the $33 million and $64 million reported for the same periods of 2000. The increases are due to the addition of the newly acquired businesses. Last year Logicon also benefited from noncash positive adjustments related to retiree benefits of $5 million in the second quarter and $10 million in the first half of the year.

     ISS sales were 5 percent lower in the second quarter and 10 percent lower in the first half of 2001 versus the same periods of 2000, primarily due to lower B-2 sales, which are included in the Air Combat Systems (ACS) business area. ISS operating margin for the quarter was $64 million compared with $113 million reported for the second quarter of 2000, which included the delivery of

Northrop Grumman Corporation and Subsidiaries

the last two B-2’s under the production contract and an $8 million upward cumulative margin rate adjustment on the F/A-18E/F program. For the first six months of 2001, ISS operating margin was $144 million compared with $213 million reported in the same period of 2000. Last year’s first half results included the delivery of three B-2’s and upward cumulative margin rate adjustments on the F/A-18E/F totaling $16 million.

     The two new segments, Ship Systems and EC&M, reported sales for the quarter of $549 million and $158 million, respectively, with operating margin of $33 million and an operating loss of $6 million, respectively. EC&M’s operating margin was impacted by the effect of $13 million of amortization due to the acquisition of Litton and by a downturn in the telecommunications industry. For the nine month 2001 period, Ship System sales are expected to be approximately $1.7 billion and EC&M sales are expected to be approximately $500 million.

     The company is currently in negotiations with its customer on the cruise ship program concerning scope and cost growth. Management does not expect the outcome of these negotiations to have a material effect on the company's financial position, results of operations, or cash flows for the year.

     Operating margin included pension income of $91 million for the second quarter and $160 million for the first half of 2001, down from the $140 million and $280 million, respectively, for the same periods last year. Pension income for 2001, including the addition of the Litton plans for nine months, is expected to be approximately $340 million.

     Corporate expense, which is reflected in operating margin, increased to $30 million in the second quarter of 2001 from $4 million in the same period last year, reflecting a $17 million nonrecurring payment in 2001 into a charitable foundation.

     Other income was $31 million in the second quarter and $48 million in the first six months of 2001, up from the $2 million and $4 million for the same periods of 2000. The increases are due to gains on property sales in 2001 of approximately $15 million and higher interest income earned on a note received in partial payment for the sale in 2000 of the company’s commercial aerostructures (Aerostructures) business and on the temporary investment of excess cash.

     Interest expense increased to $114 million and $161 million for this year’s second quarter and first half, respectively, compared with $46 million and $92 million for the same periods last year. The increases are due to the new debt issued to fund the acquisition of Litton as well as the assumption of Litton debt.

       Income from discontinued operations, net of tax, and the loss on disposal of discontinued operations, net of tax, are attributable to the Aerostructures business, which was sold in July 2000.

Northrop Grumman Corporation and Subsidiaries

     The company’s effective tax rate increased to 38 percent for the first half of 2001 from the 36 percent for the same period in 2000, principally due to increased nondeductible goodwill amortization resulting from the Litton acquisition.

     In 2000 the company acquired four businesses, Federal Data Corporation, Sterling Software (U.S.) Inc., known as the Federal Systems Group, Comptek Research, Inc., and Navia Aviation AS, an operating unit of Navia ASA in Norway, for a total of $643 million in cash and stock. The purchase method of accounting was used to record all four acquisitions with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net tangible assets acquired was assigned to identifiable intangible assets and the remaining balance was assigned to goodwill. The Federal Data and Sterling Federal Systems Group valuations are based on preliminary estimates, which are expected to be finalized in the third quarter of 2001.

     On December 21, 2000, Northrop Grumman Systems Corporation ("Northrop Systems") and Litton Industries, Inc.(" Litton") jointly announced that they had entered into a definitive merger agreement whereby Northrop Systems would acquire Litton through a cash tender offer followed by a merger for cash consideration of $80 per common share and $35 per preferred share.

     On January 24, 2001, the merger agreement was amended to provide for the formation of a new Delaware holding company, NNG, Inc., and an exchange offer in which Litton common stockholders would be entitled to receive for each Litton common share their choice of $80 per share in cash, the equivalent of $80.25 in common stock of the company, or the equivalent of $80 in liquidation value of a new preferred stock of the company. Holders of Litton preferred stock could exchange their Litton preferred stock only for $35 per share in cash. Under the terms of the amended merger agreement, the company could not issue more than 13,000,000 shares of its common stock nor more than 3,500,000 shares of its new preferred stock in the exchange offer. Elections by Litton common stockholders for more than 13,000,000 shares of its common stock nor more than 3,500,000 shares of its new preferred stock in the exchange offer were subject to proration.

     At Midnight, New York City time on Monday, April 2, 2001, NNG, Inc. purchased approximately 97% of the Litton common stock and approximately 59% of the Litton preferred stock. The company issued the full allotment of 13,000,000 shares of its common stock and 3,500,000 shares of its preferred stock available for issuance pursuant to the tender offer, and paid cash for the balance of the shares. In connection with this merger, NNG, Inc., the new holding company, changed its name to Northrop Grumman Corporation and Northrop Grumman Corporation changed its name to Northrop Grumman Systems Corporation. On April 3, 2001, the company assumed control of Litton.

Northrop Grumman Corporation and Subsidiaries

     At a special meeting of the Litton stockholders held on May 30, 2001, the holders of a majority of the outstanding Litton shares of common stock approved the amended merger agreement and the merger of LII Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the company, with and into Litton, with Litton as the surviving corporation. As a result of the merger on May 30, 2001, the company acquired 100% of the Litton common stock. At the effective time of this merger, each outstanding share of Litton common stock (other than shares owned by the company, Litton or their respective subsidiaries) was converted into the right to receive $80 per share in cash.

     Subsequently, through a short-form merger on June 12, 2001, the company acquired all of the remaining shares of Litton preferred stock. At the effective time of the short-form merger, each outstanding share of Litton preferred stock (other than shares owned by dissenting stockholders, the company, Litton or their respective subsidiaries) was converted into the right to receive $35 per share in cash.

     The acquisition of Litton, which is valued at approximately $5.2 billion, including the assumption of Litton's net debt of $1.3 billion, is accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets and liabilities acquired based on their respective fair market values, with the excess recorded as goodwill. These financial statements reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price, and preliminary estimates of adjustments necessary to conform Litton data to the company's accounting policies. These financial statements do not include the recognition of liabilities associated with certain potential restructuring activities. The company is currently reviewing the preliminary estimates of the fair market value of assets acquired and liabilities assumed, including preliminary valuation study results for intangible assets, property, plant and equipment, and retiree benefits assets and liabilities and is evaluating several possible restructuring activities of Litton operations. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations are expected to be finalized by December 31, 2001, and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Northrop Grumman Corporation and Subsidiaries

     On April 20, 2001, the company announced that it had signed a definitive agreement to acquire the Electronics and Information Systems Group of Aerojet-General Corporation for $315 million in cash. The waiting period pursuant to the Hart-Scott-Rodino Act has expired. The transaction is subject to the attainment of an approved Prospective Purchaser Agreement with the Environmental Protection Agency, a favorable IRS ruling, and an acceptable Advance Agreement with the U.S. Department of Defense Administrative Contracting Officer. The acquisition will be recorded using the purchase method of accounting. Upon completion of the transaction, Aerojet-General's Electronics and Information Systems Group will be integrated into the Electronic Sensors and Systems Sector.

     On May 23, 2001, the company announced the commencement of an exchange offer to acquire the shares of Newport News Shipbuilding, citing concerns that the previously announced merger agreement between Newport News and General Dynamics Corporation presents serious antitrust issues. On August 2, 2001, the company extended its exchange offer to August 16, 2001, at midnight EDT.

     During the first half of 2001, $14 million of cash was used by operating activities versus the $401 million generated in the same period last year. The use of cash in the first six months of 2001 reflects approximately $330 million of nonrecurring cash payments related to the Litton acquisition including change in control payments to employees, funding of pension plans, and payments to investment bankers and other transaction costs incurred by Litton. Also contributing to the use of cash in 2001 was the acceleration of planned first quarter 2001 cash collections to the fourth quarter of 2000. Last year’s fourth quarter included $414 million of cash provided by operating activities.

     In February 2001, Northrop Systems issued $1.5 billion of indebtedness pursuant to its senior debt indenture consisting of $750 million of 7-1/8% notes due 2011 and $750 million of 7-3/4% debentures due 2031. In connection with the closing of the Litton acquisition, the company entered into unsecured senior credit facilities with lenders which initially provided for borrowings of up to $5 billion (the "New Credit Facilities") and which replaced the company's previous credit agreement. The New Credit Facilities consist of a $2.5 billion 364-day revolving credit facility and a $2.5 billion five-year revolving credit facility. The availability under the 364-day revolving credit facility, as reduced by the equity and other debt financing of the Litton acquisition, is now $527 million. Borrowings under the New Credit Facilities, together with the proceeds of the February issuance of notes and debentures, were used to finance the Litton acquisition and to pay related expenses, to retire and refinance a portion of the Litton debt, and to finance continuing operations. Borrowings under the New Credit Facilities bear interest at various rates, including adjusted LIBOR, or an alternate base

Northrop Grumman Corporation and Subsidiaries

rate plus, in each case, an incremental margin based on the combined company's credit rating. The New Credit Facilities also provide for a facility fee on the daily aggregate amount of commitments under the revolving facilities (whether or not utilized). The facility fee is also based on the company's credit rating level. The company, Northrop Systems and Litton are co-borrowers on the New Credit Facilities. The company and Litton have guaranteed the Northrop Systems outstanding indenture debt and the company and Northrop Systems have guaranteed the Litton outstanding indenture debt.

     For the remainder of 2001, cash generated from operations supplemented by borrowings under credit facilities are expected to be sufficient to service debt, finance capital expenditures, and continue paying dividends to the company's shareholders. The company’s liquidity and financial flexibility is expected to be provided by cash flow generated by operating activities, supplemented by the borrowing capacity available under the company’s credit facilities. With the completion of the B-2 EMD contract, federal and state income taxes that have been deferred since the inception of the contract in 1981 will become payable. The contract is now expected to be completed in the fourth quarter of 2002. The associated federal and state taxes totaling approximately $1 billion will become payable in March 2003. The company plans to use cash generated from operations supplemented by additional borrowings under the credit agreement and/or additional funds raised from public or private capital markets to pay these taxes.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 - Business Combinations, and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of this statement, amortization of goodwill, including goodwill recorded in past business combinations, will cease and an initial impairment assessment of goodwill will be performed. Annual impairment tests are required thereafter. The company is required to adopt SFAS No. 142 January 1, 2002. Management is currently evaluating the effect that adoption of these two standards will have on the company's results of operations and financial position.

Northrop Grumman Corporation and Subsidiaries

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities which became effective for fiscal years beginning after June 15, 2000. This standard provides authoritative guidance on accounting and financial reporting for derivative instruments. The company adopted this standard on January 1, 2001. Adoption of this standard did not have a significant effect on the company's financial position, results of operations, or cash flows.

Forward-Looking Information

Certain statements and assumptions in Management's Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q contain or are based on "forward-looking" information (that the company believes to be within the definition in the Private Securities Litigation and Reform Act of 1995) and involve risk and uncertainties. Such "forward-looking" information includes statements and assumptions with respect to future revenues, expected program performance and cash flows, the outcome of contingencies including litigation, environmental remediation, the effect of completed and planned acquisitions and divestitures of businesses, and anticipated costs of capital investments. The company's operations are subject to various risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies. Actual outcomes are dependent upon factors, including, without limitation: the company's successful performance of internal plans; government customers' budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance issues and the timing of deliveries under existing contracts; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; ability to perform fixed price contracts within planned margins; government import and export policies; acquisition or termination of government contracts; the outcome of political and legal processes including risk associated with pending litigation and unasserted claims; the ability of the company to integrate acquisitions and to make planned divestitures of noncore businesses; environmental risks and unanticipated remediation costs; legal, financial, and governmental risks related to international transactions and domestic and global needs for military aircraft, ships, military and civilian electronic systems and support, information technology and electronic components and materials; market risks associated with pension income; risks associated with higher debt levels; and other economic, political risks and uncertainties. Additional information regarding these factors is contained in the company's other SEC filings, including without limitation, the company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

Northrop Grumman Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under credit facilities, short-term investments, and long-term notes receivable. Most of the fixed-rate long-term debt obligations are not callable until maturity. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At June 30, 2001, no interest rate swap agreements were in effect. The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At June 30, 2001, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material. The company does not hold or issue derivative financial instruments for trading purposes.

Northrop Grumman Corporation and Subsidiaries

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statements of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2001, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the related consolidated condensed statements of changes in shareholders’ equity and cash flows. These financial statements are the responsibility of the Corporation’s management.

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
July 25, 2001

Northrop Grumman Corporation and Subsidiaries

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Zabielski and related cases

In July and August 1998, three shareholder derivative lawsuits, respectively encaptioned Zabielski v. Kent Kresa, et al., Harbor Finance Partners v. Kent Kresa et al., and Clarren v. Kent Kresa, et al., were filed in the Superior Court of California for the County of Los Angeles. These lawsuits each contain similar allegations that the directors of the company and certain of its officers breached their fiduciary duties in connection with the shareholder vote approving the proposed acquisition of the company by Lockheed Martin Corporation, and that certain defendants engaged in stock trades in violation of federal and state securities laws. The lawsuits are purportedly brought on the company’s behalf and do not seek relief against the company. On January 31, 2001, the State Court dismissed these actions with prejudice and plaintiffs subsequently filed a timely appeal.

U.S. ex rel Jordan v. Northrop Grumman Corporation

In October 1999, the company was served with a fifth amended complaint that was filed by the government in the U.S. District Court for the Central District of California in this action, which was commenced in May 1995. The complaint alleges that the company violated the False Claims Act by knowingly supplying BQM-74C aerial target drones that contained various defective components between 1992 and 1995. The government seeks to recover damages up to $212,000,000 plus prejudgment interest and penalties under theories of fraud, payment by mistake, unjust enrichment, breach of warranty and breach of contract. Damages awarded pursuant to the False Claims Act may be trebled by the court. The company intends to vigorously defend this matter.

Environmental Matters

In the second quarter, the Company acquired Litton Industries, Inc. The AirTron division of Litton has been notified by the New Jersey Department of Environmental Protection ("NJDEP") of alleged effluent limitation violations (treated process waste water) for the June 1999 through August 2000 period. Subsequent monitoring reports are under review. NJDEP have advised Litton that they are seeking penalties in excess of $100,000 with respect to alleged violations. In a separate matter, on December 18, 2000, the Mississippi Department of Environmental Quality ("MDEQ") delivered to the Ingalls subsidiary of Litton, a notice of violation alleging use of non-compliant coatings, opacity

Northrop Grumman Corporation and Subsidiaries

violations and VOC emissions violations. The MDEQ subsequently requested that Ingalls perform an air permit compliance review. In the course of negotiations with respect to the review and required corrective actions, the MDEQ has advised Litton that it will seek penalties in excess of $100,000 in connection with these matters.

General

The company, as a government contractor, is from time to time subject to U.S. Government investigations relating to its operations. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other Federal laws, or are considered not to be responsible contractors may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Given the company’s dependence on government contracting, suspension or debarment could have a material adverse effect on the company. The company is involved in certain other legal proceedings arising in the ordinary course of business, none of which the company’s management believes will have a material adverse effect on the company's financial condition.

Northrop Grumman Corporation and Subsidiaries

Item 4.	Submission of Matters to a Vote of Security Holders

a)	Annual Meeting –

The annual meeting of stockholders of Northrop Grumman Corporation was held May 16, 2001.

b)	Election of Directors –

The following Class I Director nominees were elected at the annual meeting:

    Lewis W. Coleman     Kent Kresa     Aulana L. Peters

The Directors whose terms of office continue are:

    John T. Chain, Jr.     Vic Fazio     Phillip Frost     Charles R. Larson     Robert A. Lutz     John Brooks Slaughter     Ronald D. Sugar

c)	The matters voted upon at the meeting and the results of each vote are as follows:

	Votes	Votes
Directors:	For	Withheld

Lewis W. Coleman	71,107,650	1,303,848
Kent Kresa	71,268,832	1,142,666
Aulana L. Peters	70,000,690	2,410,808

		Northrop Grumman Corporation and Subsidiaries

	Votes	Votes	Votes	Broker
	For	Against	Abstaining	Non-Votes

Ratification of the
appointment of Deloitte &
Touche LLP as the Company’s
independent auditors	71,600,016	482,266	329,219	0

Proposal to approve 2001 Long-
Term Incentive Stock Plan	53,688,978	12,766,117	446,340	5,457,569

Proposal concerning Conversion
of Series B Preferred Stock	65,833,719	673,870	446,340	5,457,569

Proposal to amend Certificate of
Incorporation to increase
authorized shares of Common
Stock	62,582,187	9,443,563	385,748	0

Shareholder Proposal regarding
foreign offset commitments	2,143,717	63,128,903	1,681,309	5, 457,569

Shareholder Proposal regarding
super majority vote	35,015,487	31,197,093	741,349	5,457,569

Shareholder Proposal regarding
classified board	32,535,125	33,681,987	736,817	5,457,569

Shareholder Proposal regarding
Shareholder Rights Plan	34,697,932	31,506,965	749,032	5,457,569

Northrop Grumman Corporation and Subsidiaries

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
3.1	Amended and Restated Certificate of Incorporation of Northrop Grumman Corporation,
filed as Exhibit 3.1 to Registration Statement No. 333-54800 filed with the SEC on
February 1, 2001 and incorporated herein by reference.

3.2	Certificate of Amendment of Incorporation of Northrop Grumman Corporation, filed as
Exhibit 3.2 to the company's Quarterly Report on Form 10-Q for the quarter ended
March 31, 2001 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Northrop Grumman
Corporation dated May 21, 2001.*

10.1	Northrop Grumman 2001 Long-Term Incentive Stock Plan, filed as Exhibit B to the company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 13,
2001 and incorporated herein by reference.

10.2	Amendment Agreement between Kent Kresa and Northrop Grumman Corporation dated August 3, 2001.*

15	Letter from independent accountants regarding unaudited interim financial information.*

*	Filed with this Report

(b) Reports on Form 8-K

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

Northrop Grumman Corporation and Subsidiaries

A report on Form 8-K was dated and filed April 17, 2001 by Northrop Grumman Corporation (the former NNG, Inc.) reporting pursuant to Item 2 the acquisition of common stock and preferred stock of Litton Industries, Inc. and filing (i) pursuant to Item 7(a), certain Litton Industries, Inc. financial statements, and (ii) pursuant to Item 7 (c) certain exhibits relating to the Litton acquisition.

The filing of these reports on Form 8-K was noted in Item 6 in the company's Quarterly Report on Form 10-Q filed on May 10, 2001.

A report on Form 8-K/A was filed on June 14, 2001 by Northrop Grumman Corporation reporting pursuant to Item 7(b) the Unaudited Pro Forma Condensed Combined Financial Statements which were derived from the historical consolidated financial statements of Northrop Grumman Systems Corporation, Northrop Grumman Corporation and Litton Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northrop Grumman Corporation (Registrant)

Date:	August 9, 2001	by /s/ Sandra J. Wright

Sandra J. Wright
Vice President and Controller

Date:	August 9, 2001	by /s/ J. H. Mullan

John H. Mullan
Corporate Vice President and Secretary

Northrop Grumman Corporation and Subsidiaries

EXHIBIT INDEX

Exhibit	Description

3.3	Certificate of Amendment of Certificate of Incorporation of Northrop Grumman Corporation dated May 21, 2001

10.2	Amendment Agreement between Kent and Northrop Grumman Corporation dated August 3, 2001.

15	Letter form independent accountants regarding unaudited interim financial information.