Form 10-Q
period 2001-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2001-11-05
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001	Commission File Number 1-16411

NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	No. 95-4840775 (I.R.S. Employer Identification Number)

1840 Century Park East, Los Angeles, California 90067
www.northropgrumman.com
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

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding as of October 26, 2001	85,793,930 shares

Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION

	(Unaudited) September 30,	December 31,
Dollars in millions	2001	2000

Assets:
Cash and cash equivalents	$310	$319
Accounts receivable, net of progress payments of
$2,838 in 2001 and $2,367 in 2000	2,297	1,557
Inventoried costs, net of progress payments of
$3,287 in 2001 and $535 in 2000	1,222	585
Deferred income taxes	35	21
Prepaid expenses	140	44

Total current assets	4,004	2,526

Property, plant and equipment	3,297	2,343
Accumulated depreciation	(1,211)	(1,328)

	2,086	1,015

Notes receivable	–	135
Goodwill, net of accumulated amortization of $708 in 2001
and $534 in 2000	6,920	3,801
Other purchased intangibles, net of accumulated amortization
of $572 in 2001 and $467 in 2000	1,036	631
Prepaid retiree benefit cost and intangible pension asset	2,773	1,390
Assets available for sale	23	23
Miscellaneous other assets	372	101

	11,124	6,081

	$17,214	$9,622

	(Unaudited September 30, )	December 31,

Dollars in millions	2001	2000

Liabilities and Shareholders’ Equity:
Current portion of long-term debt	$4	$10
Notes payable	130	–
Trade accounts payable	757	564
Accrued employees’ compensation	629	365
Advances on contracts	837	496
Income taxes payable	28	86
Deferred income taxes	345	681
Other current liabilities	1,223	486

Total current liabilities	3,953	2,688

Long-term debt	5,185	1,605
Accrued retiree benefits	1,478	1,095
Other long-term liabilities	136	39
Deferred income taxes	837	276
Mandatorily redeemable preferred stock	350	–
Paid-in capital
Preferred stock, par value $1, 10,000,000 shares authorized;
3,500,000 shares issued and outstanding, reported above
Common stock, 400,000,000 shares authorized; issued
and outstanding:
2001 - 85,671,983; 2000 - 72,058,436	2,386	1,200
Retained earnings	2,928	2,742
Unearned compensation	(20)	–
Accumulated other comprehensive loss	(19)	(23)

	5,275	3,919

	$17,214	$9,622

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS
OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions, except per share	2001	2000	2001	2000

Product sales and service revenue	$3,605	$1,731	$9,254	$5,389
Cost of product sales and service revenue
Operating costs	3,089	1,278	7,656	3,899
Administrative and general expenses	291	211	908	644

Operating margin	225	242	690	846
Interest expense	(108)	(43)	(269)	(135)
Other, net	16	41	64	45

Income from continuing operations before income taxes	133	240	485	756
Federal and foreign income taxes	54	90	189	275

Income from continuing operations	79	150	296	481
Income from discontinued operations, net of tax	–	4	–	39
Loss on disposal of discontinued operations,
net of income tax expense of $61	–	(22)	–	(37)

Net income	$79	$132	$296	$483

Weighted average shares outstanding, in millions	85.4	70.8	80.3	70.1

Basic earnings per share
Continuing operations	$.85	$2.12	$3.53	$6.86
Discontinued operations	–	.06	–	.56
Disposal of discontinued operations	–	(.31)	–	(.53)

Basic earnings per share	$.85	$1.87	$3.53	$6.89

Diluted earnings per share
Continuing operations	$.84	$2.11	$3.50	$6.84
Discontinued operations	–	.06	–	.55
Disposal of discontinued operations	–	(.31)	–	(.52)

Diluted earnings per share	$.84	$1.86	$3.50	$6.87

Dividends per common share	$.40	$.40	$1.20	$1.20

Dividends per mandatorily redeemable preferred share	$1.75	$–	$3.44	$–

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

Nine months ended September 30,
Dollars in millions	2001	2000

Paid-in Capital
At beginning of year	$1,200	$1,028
Stock issued in purchase of business	1,123	127
Employee stock awards and options exercised	63	22

	2,386	1,177

Retained Earnings
At beginning of year	2,742	2,248
Net income	296	483
Cash dividends	(110)	(84)

	2,928	2,647

Unearned Compensation
At beginning of year	–	–
Issuance of unvested stock options	(23)	–
Amortization of unearned compensation	3	–

	(20)	–

Accumulated Other Comprehensive Loss
At beginning of year	(23)	(19)
Change in cumulative translation adjustment	4	–

	(19)	(19)

Total shareholders’ equity	$5,275	$3,805

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS
(Unaudited)

Nine months ended September 30,
Dollars in millions	2001	2000

Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$988	$1,088
Other collections	9,062	5,276
Interest received	18	17
Income tax refunds received	12	13
Other cash receipts	16	8

Cash provided by operating activities	10,096	6,402

Uses of Cash
Cash paid to suppliers and employees	9,628	5,624
Interest paid	211	134
Income taxes paid	62	47
Other cash disbursements	3	1

Cash used in operating activities	9,904	5,806

Net cash provided by operating activities	192	596

Investing Activities
Payment for businesses purchased, net of cash acquired	(2,316)	(42)
Proceeds from sale of business	18	668
Collection of note receivable	148	–
Additions to property, plant and equipment	(224)	(152)
Proceeds from sale of property, plant and equipment	64	23
Other investing activities	3	(6)

Net cash (used in)provided by investing activities	(2,307)	491

Financing Activities
Proceeds from issuance of long-term debt	1,491	–
Borrowings under lines of credit	1,258	–
Repayment of borrowings under lines of credit	(450)	(119)
Principal payments of long-term debt	(53)	(286)
Proceeds from issuance of stock	34	13
Dividends paid	(110)	(84)
Other financing activities	(64)	–

Net cash provided by(used in) financing activities	2,106	(476)

(Decrease)increase in cash and cash equivalents	(9)	611
Cash and cash equivalents balance at beginning of period	319	142

Cash and cash equivalents balance at end of period	$310	$753

Nine months ended September 30,
Dollars in millions	2001	2000

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net income	$296	$483
Adjustments to reconcile net income to net cash provided
Depreciation	191	132
Amortization of intangible assets	278	149
Common stock issued to employees	7	7
Loss on disposal of discontinued operations	–	37
Loss(gain) on disposal of property, plant and equipment	7	(6)
Retiree benefits income	(194)	(389)
Decrease(increase) in
Accounts receivable	(361)	(446)
Inventoried costs	(284)	(185)
Prepaid expenses	(18)	(41)
Increase(decrease) in
Progress payments	935	658
Accounts payable and accruals	(698)	(89)
Provisions for contract losses	(99)	(8)
Deferred income taxes	265	330
Income taxes payable	(112)	26
Retiree benefits	(56)	(67)
Other transactions	35	5

Net cash provided by operating activities	$192	$596

Noncash Investing Activities
Note received from sale of business, net of discount	$–	$149

Purchase of businesses
Assets acquired	$7,874	$280
Cash paid	(2,316)	(36)
Common stock issued	(1,123)	(127)
Mandatorily redeemable preferred stock issued	(350)	–

Liabilities assumed	$4,085	$117

The accompanying notes are an integral part of these consolidated financial statements.

SELECTED INDUSTRY SEGMENT INFORMATION
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2001	2000	2001	2000

Net Sales
Electronic Systems	$1,239	$688	$3,176	$1,953
Information Technology	1,047	377	2,653	1,180
Integrated Systems	718	706	2,217	2,371
Ship Systems	528	–	1,077	–
Component Technologies	142	–	300	–
Intersegment sales	(69)	(40)	(169)	(115)

	$3,605	$1,731	$9,254	$5,389

Operating Margin(Loss)
Electronic Systems	$ 99	$44	$214	$126
Information Technology	53	29	125	93
Integrated Systems	72	51	216	264
Ship Systems	(42)	–	(9)	–
Component Technologies	(20)	–	(26)	–

Total sector operating margin	162	124	520	483
Other items included in operating margin
Corporate expenses	(19)	(5)	(58)	(16)
Deferred state tax provision	(7)	(7)	(21)	(31)
Pension income	89	130	249	410

Operating margin	$225	$242	$690	$846

Contract Acquisitions
Electronic Systems	$1,002	$1,020	$4,220	$3,259
Information Technology	1,064	336	3,137	1,144
Integrated Systems	420	702	1,483	1,695
Ship Systems	126	–	5,950	–
Component Technologies	235	–	516	–
Intersegment acquisitions	(44)	(25)	(186)	(128)

	$2,803	$2,033	$15,120	$5,970

SELECTED INDUSTRY SEGMENT INFORMATION
(Unaudited)

	September 30,
Dollars in millions	2001	2000

Funded Order Backlog
Electronic Systems	$6,023	$4,830
Information Technology	1,427	573
Integrated Systems	3,557	3,775
Ship Systems	4,873	–
Component Technologies	216	–
Intersegment backlog	(124)	(98)

	$15,972	$9,080

Assets
Electronic Systems	$5,491	$3,864
Information Technology	2,140	690
Integrated Systems	2,120	2,213
Ship Systems	2,629	–
Component Technologies	1,310	–
Corporate assets	6,234	2,947
Intersegment eliminations	(2,710)	(360)

	$17,214	$9,354

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

On April 2, 2001, NNG, Inc., a newly formed Delaware holding company, exchanged its common shares for all of the outstanding Northrop Grumman Corporation common shares on a one-for-one basis, through a merger in which Northrop Grumman Corporation became a subsidiary of NNG, Inc. In connection with this merger, NNG, Inc. changed its name to Northrop Grumman Corporation and Northrop Grumman Corporation changed its name to Northrop Grumman Systems Corporation (“Northrop Systems”). See Acquisitions footnote for additional information.

            The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments necessary for a fair statement of the results for the periods presented. The 2001 unaudited consolidated condensed financial data includes preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of Litton Industries, Inc. (“Litton”). Final valuations and allocations, which are expected to be completed by December 31, 2001, may differ from the amounts included herein. The financial statements should be read in conjunction with the Notes and Independent Auditors’ Report contained in Northrop Systems’ 2000 annual report.

Earnings per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Net income available to common shareholders is calculated by reducing net income by the amount of dividends accrued on mandatorily redeemable preferred stock. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans, and the dilutive effect of convertible debt instruments.

            Basic and diluted earnings per share are calculated as follows:

Three months ended September 30,			Nine months ended September 30,
(in millions, except per share)	2001	2000	2001	2000

Basic Earnings per Share
Income from continuing operations	$79	$150	$296	$481
Less preferred dividends	6	–	12	–

Income available to common shareholders	$73	$150	$284	$481

Weighted-average common shares outstanding	85.43	70.78	80.34	70.13

Basic earnings per share from continuing operations	$.85	$2.12	$3.53	$6.86

Diluted Earnings per Share
Income from continuing operations	$79	$150	$296	$481
Less preferred dividends	6	–	12	–

Income available to common shareholders	$73	$150	$284	$481

Weighted-average common shares outstanding	85.43	70.78	80.34	70.13
Dilutive effect of stock options and awards	.97	.30	.69	.22

Weighted-average diluted common shares outstanding	86.40	71.08	81.03	70.35

Diluted earnings per share from continuing operations	$.84	$2.11	$3.50	$6.84

Acquisitions

In 2000 Northrop Systems acquired four businesses, Federal Data Corporation, Sterling Software (U.S.) Inc., known as the Federal Systems Group, Comptek Research, Inc., and Navia Aviation AS, an operating unit of Navia ASA in Norway, for a total of $643 million in cash and stock. The purchase method of accounting was used to record all four acquisitions. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The Federal Data valuations associated with certain contracts are based on preliminary estimates, which are expected to be finalized in the fourth quarter of 2001.

            In April 2001, the company purchased approximately 97% of the common stock and approximately 59% of the preferred stock of Litton. The company issued 13,000,000 shares of its common stock and 3,500,000 shares of its preferred stock and paid cash for the balance of the shares. In May and June 2001, the company acquired all of the remaining shares of Litton common and preferred stock for cash.

            The acquisition of Litton, which is valued at approximately $5.2 billion, including the assumption of Litton’s net debt of $1.3 billion, is accounted for using the purchase method of accounting. These financial statements reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price, and preliminary estimates of adjustments necessary to conform Litton data to the company’s accounting policies. These financial statements do not include the recognition of liabilities associated with certain potential restructuring activities. The company is currently reviewing the preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts and preliminary valuation study results for intangible assets, property, plant and equipment, and retiree benefits assets and liabilities. The company also is evaluating several possible restructuring activities of Litton operations. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations are expected to be finalized by December 31, 2001, and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

            Goodwill and other purchased intangible assets related to the Litton acquisition are amortized on a straight-line basis over weighted average periods of 24 years and 7 years, respectively. The lives used are based on preliminary evaluations and are subject to change pending the outcome of final evaluations, which are expected to be completed by December 31, 2001. The Litton business units operating results are included from the acquisition date in the company’s segment data as follows: Litton’s advanced electronics business is included in the Electronic Systems sector, Litton’s information systems business is included in the Information Technology sector (formerly Logicon), Litton’s ship systems business is operated as a new sector, and Litton’s electronic components and materials business is operated as a new sector, Component Technologies.

            The following unaudited pro forma financial information combines the results of operations of Northrop Systems and Litton as if the acquisition had taken place on January 1, 2001 and 2000, respectively, and are not necessarily indicative of future operating results of the company. In addition, the audited financial statements contained in Litton’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000 and the unaudited financial statements of Litton contained in Litton’s Quarterly Reports on Form 10-Q for the periods ended January 31, 2001 and October 31, 2000, have been used to conform the financial reporting periods of Litton to those of the company.

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions, except per share	2001	2000	2001	2000
Net Sales	$ 3,605	$ 3,129	$10,581	$ 9,626
Net income from continuing operations	79	159	280	548
Basic earnings per share	.85	1.83	3.07	6.43
Diluted earnings per share	.84	1.82	3.04	6.37

Subsequent Acquisition
On October 19, 2001, the company completed its acquisition of the Electronics and Information Systems (EIS) Group of Aerojet-General Corporation for $315 million in cash after securing necessary regulatory approvals. EIS provides space-borne sensing for early warning systems, weather and ground systems that process command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) data from space-based platforms, and smart weapons technology for high-priority U.S. government national security programs. The acquisition will be recorded in the fourth quarter of 2001 using the purchase method of accounting. EIS will be integrated into the Electronic Systems sector’s newly formed Space Systems Division.

Proposed Acquisition
On May 23, 2001, the company announced the commencement of an exchange offer to acquire all of the outstanding shares of common stock of Newport News Shipbuilding Inc. The terms of the offer were set forth in the prospectus forming a part of the Form S-4 filed with the Securities and Exchange Commission; the company may modify its offer and reserves the right to do so. On October 23, 2001, the Department of Defense recommended to the Department of Justice that the proposed acquisition of Newport News Shipbuilding Inc. be approved and the Department of Justice filed suit to block the proposed acquisition of Newport News Shipbuilding Inc. by General Dynamics Corporation. Newport News Shipbuilding Inc. and General Dynamics Corporation announced that they had terminated their merger agreement. On November 2, 2001 the company was informed that the Department of Justice had closed its investigation of the company’s proposed acquisition of Newport News Shipbuilding Inc., thereby allowing the company to proceed with the acquisition. The company is in negotiations with Newport News Shipbuilding Inc. regarding the proposed acquisition.

Notes Payable to Banks and Long-Term Debt
In February 2001, Northrop Systems issued $1.5 billion of indebtedness pursuant to its senior debt indenture consisting of $750 million of 7-1/8% notes due 2011 and $750 million of 7-3/4% debentures due 2031. In connection with the closing of the Litton acquisition, the company entered into unsecured senior credit facilities with lenders which initially provided for borrowings of up to $5 billion (the “Credit Facilities”) and which replaced the company’s previous credit agreement. The Credit Facilities consist of a $2.5 billion 364-day revolving credit facility and a $2.5 billion five-year revolving credit facility. The availability under the 364-day revolving credit facility at September 30, 2001, as reduced by the equity and other debt financing of the Litton acquisition, was $527 million. Borrowings under the Credit Facilities, together with the proceeds of the February issuance of notes and debentures, were used to finance the Litton acquisition and to pay related expenses, to retire and refinance a portion of the Litton debt, and to finance continuing operations. Borrowings under the Credit Facilities bear interest at various rates, including adjusted LIBOR, or an alternate base rate plus, in each case, an incremental margin based on the combined company’s credit rating. The Credit Facilities also provide for a facility fee on the daily aggregate amount of commitments under the revolving facilities (whether or not utilized). The facility fee is also based on the company’s credit rating level. The company, Northrop Systems and Litton are co-borrowers on the Credit Facilities. The company and Litton have guaranteed the Northrop Systems outstanding indenture debt and the company and Northrop Systems have guaranteed the Litton outstanding indenture debt.

Supplemental Consolidating Information
The acquisition of Litton was funded in part by Northrop Systems’ issuance of $1.5 billion of indebtedness pursuant to its senior debt indenture consisting of $750 million of 7-1/8% notes due 2011 and $750 million of 7-3/4% debentures due 2031. Northrop Systems’ payment obligations under the notes and debentures are fully and unconditionally guaranteed on a joint and several basis by Northrop Grumman Corporation (the “Guarantor Parent”), and by Litton (the “Guarantor Subsidiary”). The Guarantor Parent and Guarantor Subsidiary together with Northrop Systems represent all of the operations of the company. The Guarantor Parent owns 100% of Northrop Systems and the Guarantor Subsidiary.

            The following condensed consolidating financial data provide information regarding Northrop Systems, the Guarantor Parent, and the Guarantor Subsidiary.

CONDENSED CONSOLIDATING STATEMENT

OF FINANCIAL POSITION

September 30, 2001
(Unaudited)

Dollars in millions	Northrop Grumman (Guarantor Parent)	Northrop Systems (Issuer)	Litton (Guarantor Subsidiary)	Consolidating Adjustments	Total

Assets:
Cash and cash equivalents	$–	$283	$27	$–	$310
Accounts receivable, net of progress payments	–	1,558	739	–	2,297
Inventoried costs, net of progress payments	–	721	501	–	1,222
Deferred income taxes	–	35	–	–	35
Prepaid expenses	–	50	90	–	140

Total current assets	–	2,647	1,357	–	4,004

Property, plant and equipment	–	2,159	1,138	–	3,297
Accumulated depreciation	–	(1,152)	(59)	–	(1,211)

	–	1,007	1,079	–	2,086

Goodwill, net	–	3,734	3,186	–	6,920
Other purchased intangibles, net	–	567	469	–	1,036
Prepaid retiree benefit cost and intangible
pension asset	–	1,628	1,145	–	2,773
Investment in consolidated subsidiaries	5,559	–	–	(5,559)	–
Intercompany loan receivable	–	616	–	(616)	–
Miscellaneous other assets	–	202	193	-	395

	5,559	6,747	4,993	(6,175)	11,124

	$5,559	$10,401	$7,429	$(6,175)	$17,214

Dollars in millions	Northrop Grumman (Guarantor Parent)	Northrop Systems (Issuer)	Litton (Guarantor Subsidiary)	Consolidating Adjustments	Total

Liabilities and Shareholders’ Equity:
Current portion of long-term debt	$-	$-	$4	$-	$4
Notes payable	-	85	45	-	130
Trade accounts payable	-	513	244	-	757
Accrued employees’ compensation	-	389	240	-	629
Advances on contracts	-	489	348	-	837
Income taxes payable	-	24	4	-	28
Deferred income taxes	-	345	-	-	345
Other current liabilities	23	655	545	-	1,223

Total current liabilities	23	2,500	1,430	-	3,953

Long-term debt	-	3,953	1,232	-	5,185
Accrued retiree benefits	-	1,114	364	-	1,478
Other long-term liabilities	-	67	69	-	136
Intercompany loan payable	-	-	616	(616)	-
Intercompany accounts payable	190	(58)	(132)	-	-
Deferred income taxes	-	829	8	-	837
Mandatorily redeemable preferred stock	350	-	-	-	350
Shareholders’ equity	4,996	1,996	3,842	(5,559)	5,275

	$5,559	$10,401	$7,429	$(6,175)	$17,214

CONDENSED CONSOLIDATING STATEMENT
OF INCOME
Three months ended September 30, 2001
(Unaudited)

Dollars in millions	Northrop Grumman (Guarantor Parent)	Northrop Systems (Issuer)	Litton (Guarantor Subsidiary)	Consolidating Adjustments	Total

Product sales and service revenue	$-	$2,185	$1,423	$(3)	$3,605
Cost of product sales and service revenue
Operating costs	-	1,812	1,280	(3)	3,089
Administrative and general expenses	2	141	148	-	291

Operating margin	(2)	232	(5)	-	225
Interest expense	-	(82)	(26)	-	(108)
Other, net	-	14	2	-	16

Income before income taxes	(2)	164	(29)	-	133
Federal and foreign income taxes	-	66	(12)	-	54

Net income	$(2)	$98	$(17)	$-	$79

CONDENSED CONSOLIDATING STATEMENT
OF INCOME
Nine months ended September 30, 2001
(Unaudited)

Dollars in millions	Northrop Grumman (Guarantor Parent)	Northrop Systems (Issuer)	Litton (Guarantor Subsidiary)	Consolidating Adjustments	Total

Product sales and service revenue	$-	$6,443	$2,829	$(18)	$9,254
Cost of product sales and service revenue
Operating costs	-	5,195	2,479	(18)	7,656
Administrative and general expenses	4	627	277	-	908

Operating margin	(4)	621	73	-	690
Interest expense	-	(218)	(51)	-	(269)
Other, net	-	62	2	-	64

Income before income taxes	(4)	465	24	-	485
Federal and foreign income taxes	-	180	9	-	189

Net income	$(4)	$285	$15	$-	$296

CONDENSED CONSOLIDATING STATEMENT
OF CASH FLOWS
Nine months ended September 30, 2001
(Unaudited)

Dollars in millions	Northrop Grumman (Guarantor Parent)	Northrop Systems (Issuer)	Litton (Guarantor Subsidiary)	Consolidating Adjustments	Total

Net cash provided by(used in) operating activities	$–	$341	$(149)	$–	$192

Investing Activities
Payment for business purchased, net of cash acquired	(2,316)	–	–	–	(2,316)
Collection of note receivable	–	148	–	–	148
Additions to property, plant and equipment	–	(164)	(60)	–	(224)
Proceeds from sale of property, plant and equipment	–	52	12	–	64
Other investing activities	–	(2)	23	–	21

Net cash (used in)provided by investing activities	(2,316)	34	(25)	–	(2,307)

Financing Activities
Intercompany activity	2,368	(2,799)	431	–	–
Proceeds from issuance of long–term debt	–	1,491	–	–	1,491
Borrowings under lines of credit	–	1,258	–	–	1,258
Repayment of borrowings under lines of credit	–	(197)	(253)	–	(450)
Principal payments of long–term debt	–	(11)	(42)	–	(53)
Proceeds from issuance of stock	30	4	–	–	34
Dividends paid	(82)	(28)	–	–	(110)
Other financing Activities	–	(64)	–	–	(64)

Net cash provided by(used in) financing activities	2,316	(346)	136	–	2,106

Increase(decrease) in cash and cash equivalents	–	29	(38)	–	(9)

Cash and cash equivalents balance at beginning of period	–	254	65	–	319

Cash and cash equivalents balance at end of period	$–	$283	$27	$–	$310

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

Subsequent Event
Following American Classic Voyages Co.’s (“AMCV”) bankruptcy filing on October 19, 2001, the company stopped work on Project America, an AMCV cruise ship program to build two 1,900-passenger cruise ships. This decision followed negotiations with the U.S. Maritime Administration, which has decided not to continue the guaranteed funding necessary to complete the construction of the ships. As a result the company recorded a pretax charge to operating margin totaling $60 million, reported in the Ship Systems segment, in the third quarter 2001.

New Accounting Standards
In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121– Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 resolves implementation issues previously experienced under SFAS No. 121 and broadens the reporting of discontinued operations. This statement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the effect that adoption of this standard will have on the company’s results of operations and financial position.

            In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 – Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently evaluating the effect that adoption of this standard will have on the company’s results of operations and financial position.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 – Business Combinations, and SFAS No. 142 – Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of SFAS No. 141 did not have a significant effect on the company’s financial position, results of operations, or cash flows. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of this statement, amortization of goodwill, including goodwill recorded in past business combinations, will cease and an initial impairment assessment of goodwill will be performed. Annual impairment tests are required thereafter. The company is required to adopt SFAS No. 142 on January 1, 2002. Management is currently evaluating the effect that adoption of SFAS No. 142 will have on the company’s results of operations and financial position.

             In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities, which became effective for fiscal years beginning after June 15, 2000. This standard provides authoritative guidance on accounting and financial reporting for derivative instruments. The company adopted this standard on January 1, 2001. Adoption of this standard did not have a significant effect on the company’s financial position, results of operations, or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

In 2000 Northrop Systems acquired four businesses, Federal Data Corporation, Sterling Software (U.S.) Inc., known as the Federal Systems Group, Comptek Research, Inc., and Navia Aviation AS, an operating unit of Navia ASA in Norway, for a total of $643 million in cash and stock. The purchase method of accounting was used to record all four acquisitions. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The Federal Data valuations associated with certain contracts are based on preliminary estimates, which are expected to be finalized in the fourth quarter of 2001.

            In April 2001, the company completed the exchange offer made in connection with the acquisition of Litton Industries, Inc.(“Litton”). The Litton business units operating results are included from the acquisition date in the company’s segment data as follows: Litton’s advanced electronics business is included in the Electronic Systems sector, Litton’s information systems business is included in the Information Technology sector (formerly Logicon), Litton’s ship systems business is operated as a new sector, and Litton’s electronic components and materials business is operated as a new sector, Component Technologies. The Integrated Systems sector is unchanged by the acquisition of Litton.

            The Litton advanced electronics businesses design, develop and manufacture inertial navigation, guidance and control, IFF (identification friend or foe), marine electronic systems, and electronic warfare systems and integrate avionics systems and shipboard information and communication systems. The US Government is a significant customer.

            The Litton information systems businesses design, develop, integrate and support computer-based information systems and provide information technology and services primarily for government customers.

            The Litton ship systems business is engaged in the building of large multimission non-nuclear surface ships for the US Navy as well as for other government and commercial customers worldwide and is a provider of overhaul, repair, modernization, ship design and engineering services. The US Government is a significant customer.

            The Litton component technologies businesses are international suppliers of complex backplanes, connectors, laser crystals, solder materials, specialty products and other electronic components used primarily in the telecommunications, industrial and computer markets.

            Sales for the third quarter 2001 more than doubled to $3.6 billion and for the first nine months increased 72 percent to $9.3 billion, as compared with the same periods of 2000. These changes are primarily due to businesses acquired, Litton in 2001 and Comptek Research Inc., Federal Data Corporation, and the Federal Systems Group of Sterling Software Inc. in 2000, as well as organic growth in Electronic Systems and Information Technology. Excluding the acquisitions, sales were 12 percent and 7 percent higher for the third quarter and first nine months of 2001, as compared with the same periods a year ago. Total company sales for 2001 are expected to be over $13 billion.

Sales by business area in the third quarter were:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2001	2000	2001	2000

Electronic Systems
Aerospace Electronic Systems	$390	$260	$1,154	$808
Command, Control, Communications,
Intelligence and Naval Systems (C3I&N)	224	215	665	576
Navigation Systems	274	-	512	-
Defensive Electronic Systems	198	117	460	320
Other	153	96	385	249

	1,239	688	3,176	1,953

Information Technology
Government Information Technology	655	186	1,548	572
Enterprise Information Technology	195	17	544	118
Technology Services	133	125	375	360
Commercial Information Technology	64	49	186	130

	1,047	377	2,653	1,180

Integrated Systems
Air Combat Systems (ACS)	361	379	1,173	1,331
Airborne Early Warning and
Electronic Warfare (AEW/EW)	180	166	534	545
Airborne Ground Surveillance and
Battle Management (AGS/BM)	175	165	516	511
Intrasegment Eliminations	2	(4)	(6)	(16)

	718	706	2,217	2,371

Ship Systems	528	-	1,077	-
Component Technologies	142	-	300	-
Intersegment eliminations	(69)	(40)	(169)	(115)

Total sales	$3,605	$1,731	$9,254	$5,389

         Electronic Systems sales were 80 percent higher in the third quarter and 63 percent higher in the first nine months of 2001 versus the same periods a year ago. Excluding Litton, sales were 28 percent and 27 percent higher for the quarter and first nine months of 2001, respectively, as compared with the same periods a year ago. This year’s third quarter and first nine months reflect higher revenue on land combat systems and combat avionics systems, both included in the Aerospace Electronic Systems business area, and automation and information systems, included in the “Other” business area. The new business area, Navigation Systems, includes all of Litton’s navigation related businesses and is expected to have annual sales of approximately $1 billion. For 2001, the company expects Electronic Systems sales to be approximately $4.5 billion.

            Electronic Systems operating margin increased to $99 million for the third quarter and $214 million for the first nine months of 2001 from $44 million and $126 million, respectively, reported for the same periods a year ago. Approximately half of the increase in both periods is due to the acquisition of Litton. The remainder of the increase is primarily due to improved performance in land combat systems and the automation and information business.

            Information Technology sales were $1,047 million in the third quarter and $2,653 million in the first nine months of 2001 versus $377 million and $1,180 million for the same periods, respectively, in 2000. The increases are due to sales generated by businesses acquired, i.e., Litton’s Information Systems in 2001 and Federal Data Corporation and Sterling’s Federal Systems Group in the fourth quarter of 2000, as well as to growth of existing business. Excluding the acquisitions, sales were 15 percent and 4 percent higher for the third quarter and first nine months of 2001, as compared with the same periods a year ago, reflecting growth in the Government Information Technology and Enterprise Information Technology business areas. Federal Data’s and the sector’s previously existing reseller business are reported in the new business area, Enterprise Information Technology. Prior year business area sales have been reclassified to reflect the newly formed business area and other organizational changes. Most of the sales contributed by the Litton business units are reflected in the Government Information Technology business area. For 2001, Information Technology sector sales are expected to be slightly above $3.5 billion.

            Information Technology operating margin in the third quarter and first nine months of 2001 was $53 million and $125 million, respectively, up from the $29 million and $93 million reported for the same periods of 2000. The increases reflect the addition of the newly acquired businesses and high margin product sales in the third quarter of 2001. Last year Information Technology benefited from noncash positive adjustments related to retiree benefits of $5 million in the third quarter and $15 million in the first nine months of the year.

            The Integrated Systems sector generated sales of $718 million in the third quarter of 2001, up slightly from the $706 million reported for the same period a year ago. Sales for the first nine months of 2001 were $2,217 million, down 6 percent as compared to the first nine months of 2000, primarily due to lower B-2 sales, which are included in the Air Combat Systems business area.

             Integrated Systems operating margin for the third quarter and first nine months of 2001 was $72 million and $216 million, respectively, compared with $51 million and $264 million reported for the same periods of 2000. Third quarter 2001 results include a $20 million positive adjustment for contract closeouts, $10 million improvement on Joint STARS, and downward cumulative margin rate adjustments on unmanned vehicle contracts totaling $10 million. Last year’s first nine months results included upward cumulative margin rate adjustments on the F/A-18E/F totaling $16 million and the delivery of three B-2’s.

             Ship Systems sales were $528 million and $1,077 million for the third quarter and first nine month periods, respectively, of 2001. Operating loss was $42 million for the quarter and $9 million for the nine month period. Amortization of goodwill and purchased intangibles increased from $13 million in the second quarter to $22 million in the third quarter due to an adjustment to preliminary estimates of intangible asset values and useful lives. For 2001, Ship Systems sales are expected to be approximately $1.6 billion.

             Following American Classic Voyages Co.'s (“AMCV”) bankruptcy filing on October 19, 2001, the company stopped work on Project America, an AMCV cruise ship program to build two 1,900-passenger cruise ships. This decision followed negotiations with the U.S. Maritime Administration, which has decided not to continue the guaranteed funding necessary to complete the construction of the ships. As a result the company recorded a pretax charge to operating margin totaling $60 million, reported in the Ship Systems segment, in the third quarter 2001.

             The Component Technologies sector reported sales for the third quarter and first nine months of 2001 of $142 million and $300 million, respectively, with operating losses of $20 million and $26 million, respectively. Component Technologies operating margin was impacted by the downturn in the telecommunications industry and by the effect of amortization of goodwill and purchased intangibles resulting from the acquisition of Litton. Amortization increased from $13 million in the second quarter to $24 million in the third quarter due to an adjustment to preliminary estimates of intangible asset values and useful lives. For 2001, Component Technologies sales are expected to be approximately $400 million.

             Operating margin included pension income of $89 million for the third quarter and $249 million for the first nine months of 2001, down from the $130 million and $410 million, respectively, for the same periods last year. Pension income for 2001, including the Litton plans, is expected to be approximately $340 million.

             Corporate expenses, which are reflected in operating margin, were $19 million and $58 million for the third quarter and first nine months of 2001, respectively, compared with $5 million and $16 million for the same periods last year. The increases are attributable to employee retention costs related to the Litton acquisition and a higher mark-to-market adjustment on restricted stock awards granted to employees under the long-term incentive stock plan. The second quarter of 2001 includes a $17 million nonrecurring payment into a charitable foundation.

          Other income was $16 million in the third quarter of 2001 compared with $41 million for the third quarter of 2000. Last year’s third quarter included $18 million of interest income and a pretax gain of $16 million on the sale of stock owned in Satcon Technology Corporation. Other income for the first nine months of 2001 was $64 million compared with $45 million for the same period of 2000. This year’s other income includes gains on property sales of approximately $18 million and higher interest income earned on a note received in partial payment for the sale in 2000 of the company’s commercial aerostructures (Aerostructures) business and on the temporary investment of excess cash.

             Interest expense increased to $108 million and $269 million for this year’s third quarter and first nine months, respectively, compared with $43 million and $135 million for the same periods last year. The increases are due to the new debt issued to fund the acquisition of Litton as well as the assumption of Litton debt.

             Income from discontinued operations, net of tax, and the loss on disposal of discontinued operations, net of tax, are attributable to the Aerostructures business, which was sold in July 2000.

             The company’s effective tax rate increased to 39 percent for the first nine months of 2001 from the 36 percent for the same period in 2000, principally due to increased nondeductible goodwill amortization.

             In April 2001, the company purchased approximately 97% of the common stock and approximately 59% of the preferred stock of Litton. The company issued 13,000,000 shares of its common stock and 3,500,000 shares of its preferred stock and paid cash for the balance of the shares. In May and June 2001, the company acquired all of the remaining shares of Litton common and preferred stock for cash.

             The acquisition of Litton, which is valued at approximately $5.2 billion, including the assumption of Litton’s net debt of $1.3 billion, is accounted for using the purchase method of accounting. These financial statements reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price, and preliminary estimates of adjustments necessary to conform Litton data to the company’s accounting policies. These financial statements do not include the recognition of liabilities associated with certain potential restructuring activities. The company is currently reviewing the preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts and preliminary valuation study results for intangible assets, property, plant and equipment, and retiree benefits assets and liabilities. The company also is evaluating several possible restructuring activities of Litton operations. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations are expected to be finalized by December 31, 2001, and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

          On October 19, 2001, the company completed its acquisition of the Electronics and Information Systems (EIS) Group of Aerojet-General Corporation for $315 million in cash after securing necessary regulatory approvals. EIS provides space-borne sensing for early warning systems, weather and ground systems that process command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) data from space-based platforms, and smart weapons technology for high-priority U.S. government national security programs. The acquisition will be recorded in the fourth quarter of 2001 using the purchase method of accounting. EIS will be integrated into the Electronic Systems sector’s newly formed Space Systems Division.

            On May 23, 2001, the company announced the commencement of an exchange offer to acquire all of the outstanding shares of common stock of Newport News Shipbuilding Inc. The terms of the offer were set forth in the prospectus forming a part of the Form S-4 filed with the Securities and Exchange Commission; the company may modify its offer and reserves the right to do so. On October 23, 2001, the Department of Defense recommended to the Department of Justice that the proposed acquisition of Newport News Shipbuilding Inc. be approved and the Department of Justice filed suit to block the proposed acquisition of Newport News Shipbuilding Inc. by General Dynamics Corporation. Newport News Shipbuilding Inc. and General Dynamics Corporation announced that they had terminated their merger agreement. On November 2, 2001 the company was informed that the Department of Justice had closed its investigation of the company’s proposed acquisition of Newport News Shipbuilding Inc., thereby allowing the company to proceed with the acquisition. The company is in negotiations with Newport News Shipbuilding Inc. regarding the proposed acquisition.

            During the first nine months of 2001, $192 million of cash was provided by operating activities versus the $596 million generated in the same period last year. The lower cash generated in the first nine months of 2001 reflects approximately $340 million of nonrecurring cash payments related to the Litton acquisition including change in control payments to employees, funding of pension plans, and payments to investment bankers and other transaction costs associated with the Litton acquisition. The 2001 nine-month period ending September 30 also reflected an increase in working capital in the Electronic Systems and Ship Systems sectors.

            In February 2001, Northrop Systems issued $1.5 billion of indebtedness pursuant to its senior debt indenture consisting of $750 million of 7-1/8% notes due 2011 and $750 million of 7-3/4% debentures due 2031. In connection with the closing of the Litton acquisition, the company entered into unsecured senior credit facilities with lenders which initially provided for borrowings of up to $5 billion (the “Credit Facilities”) and which replaced the company’s previous credit agreement. The Credit Facilities consist of a $2.5 billion 364-day revolving credit facility and a $2.5 billion five-year revolving credit facility. The availability under the 364-day revolving credit facility at September 30, 2001, as reduced by the equity and other debt financing of the Litton acquisition, was $527 million. Borrowings under the Credit Facilities, together with the proceeds of the February issuance of notes and debentures, were used to finance the Litton acquisition and to pay related expenses, to retire and refinance a portion of the Litton debt, and to finance continuing operations. Borrowings under the Credit Facilities bear interest at various rates, including adjusted LIBOR, or an alternate base rate plus, in each case, an incremental margin based on the combined company’s credit rating. The Credit Facilities also provide for a facility fee on the daily aggregate amount of commitments under the revolving facilities (whether or not utilized).

The facility fee is also based on the company’s credit rating level. The company, Northrop Systems and Litton are co-borrowers on the Credit Facilities. The company and Litton have guaranteed the Northrop Systems outstanding indenture debt and the company and Northrop Systems have guaranteed the Litton outstanding indenture debt.

            For the remainder of 2001, cash generated from operations supplemented by borrowings under credit facilities are expected to be sufficient to service debt, finance capital expenditures, and continue paying dividends to the company’s shareholders. The company’s liquidity and financial flexibility are expected to be provided by cash flow generated by operating activities, supplemented by the borrowing capacity available under the company’s credit facilities. With the completion of the B-2 EMD contract, federal and state income taxes that have been deferred since the inception of the contract in 1981 will become payable. The contract is now expected to be completed in the fourth quarter of 2002. The associated federal and state taxes totaling approximately $1 billion will become payable in March 2003. The company plans to use cash generated from operations supplemented by additional borrowings under the credit facilities and/or additional funds raised from public or private capital markets to pay these taxes.

            In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121 – Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 resolves implementation issues previously experienced under SFAS No. 121 and broadens the reporting of discontinued operations. This statement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the effect that adoption of this standard will have on the company’s results of operations and financial position.

            In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 – Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently evaluating the effect that adoption of this standard will have on the company’s results of operations and financial position.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 - Business Combinations, and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of SFAS No. 141 did not have a significant effect on the company’s financial position, results of operations, or cash flows. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of this statement, amortization of goodwill, including goodwill recorded in past business combinations, will cease and an initial impairment assessment of goodwill will be performed. Annual impairment tests are required thereafter. The company is required to adopt SFAS No. 142 on January 1, 2002. Management is currently evaluating the effect that adoption of SFAS No. 142 will have on the company’s results of operations and financial position.

             In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities, which became effective for fiscal years beginning after June 15, 2000. This standard provides authoritative guidance on accounting and financial reporting for derivative instruments. The company adopted this standard on January 1, 2001. Adoption of this standard did not have a significant effect on the company’s financial position, results of operations, or cash flows.

Forward-Looking Information
Certain statements and assumptions in Management’s Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q contain or are based on “forward-looking” information (that the company believes to be within the definition in the Private Securities Litigation Reform Act of 1995) and involve risk and uncertainties. Such “forward-looking” information includes statements and assumptions with respect to future revenues, expected program performance and cash flows, the outcome of contingencies including litigation, environmental remediation, the effect of completed and planned acquisitions and divestitures of businesses, and anticipated costs of capital investments.

The company’s operations are subject to various risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies. Actual outcomes are dependent upon factors, including, without limitation: the company’s successful performance of internal plans; government customers’ budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance issues and the timing of deliveries under existing contracts; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; ability to perform fixed price contracts within planned margins; government import and export policies; acquisition or termination of government contracts; the outcome of political and legal processes including risk associated with pending litigation and unasserted claims; the ability of the company to integrate acquisitions and to make planned divestitures of noncore businesses; environmental risks and unanticipated remediation costs; risks associated with labor relations; legal, financial, and governmental risks related to international transactions and domestic and global needs for military aircraft, ships, military and civilian electronic systems and support, information technology and electronic components and materials; market risks associated with pension income; risks associated with higher debt levels; and other economic, political risks and uncertainties. Additional information regarding these factors is contained in the company’s other SEC filings, including without limitation, the Northrop Systems’ Annual Report on Form 10-K/A for the year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under credit facilities, short-term investments, and long-term notes receivable. A significant portion of the fixed-rate long-term debt obligations are not callable until maturity. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At September 30, 2001, no interest rate swap agreements were in effect. The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At September 30, 2001, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material. The company does not hold or issue derivative financial instruments for trading purposes.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statements of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2001, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the related consolidated condensed statements of changes in shareholders’ equity and cash flows. These financial statements are the responsibility of the Corporation’s management.

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

            We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2001, except for the subsequent events footnote, as to which the date is March 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
November 5, 2001

Part II.     OTHER INFORMATION

Item 1.	Legal Proceedings

U.S. ex rel. Rex Robinson v. Northrop Grumman Corporation
In August 1992, the US District Court for the Northern District of Illinois unsealed a complaint brought by four individuals in the name of the United States of America, filed on August 10, 1989, seeking damages under the qui tam provision of the False Claims Act. On July 28, 1992, the government declined to intervene in this action. Plaintiffs seek damages in excess of $113 million, most of which relate to the manner in which the company accounted for “scrap” parts at its Rolling Meadows facility in the 1980s. In 2001, the Civil Division of the US Attorney’s Office filed a motion to intervene in the action, which motion was granted on October 12, 2001. The company denies the allegations and intends to vigorously defend the action.

General
The company, as a government contractor, is from time to time subject to US Government investigations relating to its operations. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other federal laws, or are considered not to be responsible contractors may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Given the company’s dependence on government contracting, suspension or debarment could have a material adverse effect on the company. The company is involved in certain other legal proceedings arising in the ordinary course of business, none of which the company’s management believes will have a material adverse effect on the company’s financial condition.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Amended and Restated Certificate of Incorporation of Northrop Grumman Corporation, filed as Exhibit 3.1 to Registration Statement No. 333-54800 filed with the SEC on February 1, 2001 and incorporated herein by reference.

	3.2	Certificate of Amendment of Certificate of Incorporation of Northrop Grumman Corporation, filed as Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

	3.3	Certificate of Amendment of Certificate of Incorporation of Northrop Grumman Corporation, filed as Exhibit 3.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

	3.4	Restated Bylaws of Northrop Grumman Corporation, filed as Exhibit 3.2 to the company’s Registration Statement No. 333-54800 filed with the SEC on February 1, 2001 and incorporated herein by reference.

	10.1	Northrop Grumman 2001 Long-Term Incentive Stock Plan, filed as Exhibit B to the company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 13, 2001 and incorporated herein by reference.

	10.2	Amendment Agreement between Kent Kresa and Northrop Grumman Corporation, filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

	10.3	Employment Agreement between Dr. Ronald D. Sugar and Northrop Grumman Corporation dated November 2, 2001. *

	10.4	Form of Notice of Grant of Restricted Performance Stock Rights and Rights Agreement under the Northrop Grumman Corporation 2001 Long-term Incentive Stock Plan. *

	10.5	Form of Notice of Grant of Stock Options and Option Agreement under the Northrop Grumman Corporation 2001 Long-term Incentive Stock Plan. *

	10.6	Notice of Grant of Restricted Performance Stock Rights and Rights Agreement of Kent Kresa, dated August 15, 2001 under the Northrop Grumman Corporation 2001 Long-term Incentive Stock Plan. *

	10.7	Notice of Grant of Stock Options and Option Agreement of Kent Kresa, dated August 15, 2001 under the Northrop Grumman Corporation 2001 Long-term Incentive Stock Plan. *

	15	Letter from independent accountants regarding unaudited interim financial information. *

* Filed with this Report

(b)	Reports on Form 8-K
No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northrop Grumman Corporation (Registrant)

Date: November 5, 2001	by /s/ Sandra J. Wright Sandra J. Wright Corporate Vice President and Controller

Date: November 5, 2001	by /s/ J. H. Mullan John H. Mullan Corporate Vice President and Secretary

EXHIBIT (15)

Letter from Independent Accountants Regarding
Unaudited Interim Financial Information

November 5, 2001
Northrop Grumman Corporation
Los Angeles, California

            We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Northrop Grumman Corporation and subsidiaries for the period ended September 30, 2001 and of Northrop Grumman Systems Corporation (formerly Northrop Grumman Corporation) and subsidiaries for the period ended September 30, 2000, as indicated in our report dated November 5, 2001; because we did not perform an audit, we expressed no opinion on that information.

              We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference in Registration Statement Nos. 33-59815, 33-59853, 333-68003, 333-40862-01, 333-61936 and 333-67266 on Form S-8, Registration Statement Nos. 333-78251, 333-85633 and 333-71290 on Form S-3 and Registration Statement Nos. 333-40862, 333–54800, 333-61506 and 333-61478 on Form S-4.

              We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, CA