Form 10-Q
period 2002-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2002-05-10
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002	Commission file number 1-16411

NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4840775 (I.R.S. Employer Identification Number)

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

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

As of May 3, 2002
Common stock outstanding	112,803,991 shares
Preferred stock outstanding	3,500,000 shares

Part I.
Financial Information
Item 1:
Financial Statements
CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION

$ in millions	(Unaudited) March 31, 2002	December 31, 2001

Assets:
Cash and cash equivalents	$115	$464
Accounts receivable, net of progress payments of $15,045 in 2002 and $13,609 in 2001	2,877	2,735
Inventoried costs, net of progress payments of $1,022 in 2002 and $900 in 2001	1,225	1,226
Deferred income taxes	49	36
Prepaid expenses and other current assets	172	128

Total current assets	4,438	4,589

Property, plant and equipment	4,182	3,940
Accumulated depreciation	(1,241)	(1,173)

Net property, plant and equipment	2,941	2,767

Goodwill, net of accumulated amortization of $774 in 2002 and 2001	8,920	8,668
Other purchased intangibles, net of accumulated amortization of $661 in 2002 and $606 in 2001	1,578	1,139
Prepaid retiree benefits cost and intangible pension asset	3,125	3,075
Benefit trust funds	277	433
Miscellaneous other assets, including deferred income taxes of $5 in 2002 and $2 in 2001	178	179

Total other assets	14,078	13,494

Total Assets	$21,457	$20,850

$ in millions	(Unaudited) March 31, 2002	December 31, 2001

Liabilities and Shareholders’ Equity:
Notes payable to banks	$44	$38
Current portion of long-term debt	5	420
Trade accounts payable	833	1,019
Accrued employees’ compensation	675	847
Advances on contracts	525	656
Contract loss provisions	869	843
Income taxes payable	397	137
Deferred income taxes	304	344
Other current liabilities	989	828

Total current liabilities	4,641	5,132

Long-term debt	5,436	5,039
Accrued retiree benefits	2,294	1,931
Deferred income taxes	684	669
Other long-term liabilities	182	216
Minority interest	16	122
Mandatorily redeemable preferred stock	350	350
Paid-in capital
Preferred stock, 10,000,000 shares authorized; 3,500,000 shares issued and outstanding, reported above
Common stock, 400,000,000 shares authorized; issued and outstanding: 2002—112,686,558; 2001—108,556,081	4,813	4,451
Retained earnings	3,109	3,011
Unearned compensation	(15)	(18)
Accumulated other comprehensive loss	(53)	(53)

Total shareholders’ equity	7,854	7,391

Total Liabilities and Shareholders’ Equity	$21,457	$20,850

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS
OF INCOME
(Unaudited)

Three months ended March 31,
$ in millions, except per share	2002	2001

Product sales and service revenues	$4,086	$1,986
Cost of product sales and service revenues
Operating costs	3,386	1,548
Administrative and general expenses	387	248

Operating margin	313	190
Interest expense	(109)	(47)
Other, net	12	17

Income before income taxes	216	160
Federal and foreign income taxes	67	57

Net income	$149	$103

Weighted average common shares outstanding, in millions	111.28	72.19

Basic earnings per common share	$1.29	$1.43

Diluted earnings per common share	$1.27	$1.42

Dividends per common share	$.40	$.40

Dividends per mandatorily redeemable preferred share	$1.75

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31,
$ in millions	2002	2001

Paid-in Capital
At beginning of year	$4,451	$1,200
Stock issued in purchase of business	306
Employee stock awards and options exercised	56	14

	4,813	1,214

Retained Earnings
At beginning of year	3,011	2,742
Net income	149	103
Cash dividends	(51)	(28)

	3,109	2,817

Unearned Compensation
At beginning of year	(18)
Amortization of unearned compensation	3

	(15)

Accumulated Other Comprehensive Loss
At beginning of year	(53)	(23)
Change in cumulative translation adjustment		(1)

	(53)	(24)

Total shareholders’ equity	$7,854	$4,007

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31,
$ in millions	2002	2001

Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$269	$383
Other collections	3,734	1,687
Interest received	2	9
Income tax refunds received	41
Other cash receipts	12	1

Cash provided by operating activities	4,058	2,080

Uses of Cash
Cash paid to suppliers and employees	3,994	2,048
Interest paid	130	41
Income taxes paid	31	24
Other cash payments	2

Cash used in operating activities	4,157	2,113

Net cash used in operating activities	(99)	(33)

Investing Activities
Payment for business purchased, net of cash acquired	(161)
Additions to property, plant and equipment	(72)	(43)
Proceeds from sale of property, plant and equipment	2
Other investing activities	(3)

Net cash used in investing activities	(234)	(43)

Financing Activities
Proceeds from issuance of long-term debt		1,491
Borrowings under line of credit	405
Principal payments of long-term debt/capital leases	(421)	(10)
Proceeds from issuance of stock	51	4
Dividends paid	(51)	(28)
Other financing activities		(64)

Net cash (used in)provided by financing activities	(16)	1,393

(Decrease)increase in cash and cash equivalents	(349)	1,317
Cash and cash equivalents balance at beginning of period	464	319

Cash and cash equivalents balance at end of period	$115	$1,636

	Three months ended March 31,
$ in millions	2002	2001

Reconciliation of Net Income to Net Cash
Used in Operating Activities:
Net income	$149	$103
Adjustments to reconcile net income to net cash used
Depreciation	85	42
Amortization of intangible assets	55	57
Common stock issued to employees	(2)	5
Loss on disposals of property, plant and equipment	15	2
Retiree benefits expense(income)	10	(53)
Increase in
Accounts receivable	(1,321)	(275)
Inventoried costs	(167)	(188)
Prepaid expenses and other current assets	(42)	(23)
Increase (decrease) in
Progress payments	1,368	386
Accounts payable and accruals	(267)	(122)
Provisions for contract losses	(29)	1
Deferred income taxes	(175)	51
Income taxes payable	257	(8)
Retiree benefits	(51)	(18)
Other noncash transactions	16	7

Net cash used in operating activities	$(99)	$(33)

Noncash Investing and Financing Activities:
Purchase of business
Fair value of assets acquired	$722
Cash paid	(161)
Common stock issued	(306)

Liabilities assumed	$255

The accompanying notes are an integral part of these consolidated condensed financial statements.

SELECTED INDUSTRY SEGMENT INFORMATION
(Unaudited)

	Three months ended March 31,
$ in millions	2002	2001

Net Sales
Electronic Systems	$1,238	$701
Ships	1,077
Information Technology	929	589
Integrated Systems	807	733
Component Technologies	125
Intersegment eliminations	(90)	(37)

Total Net Sales	$4,086	$1,986

Operating Margin (Loss)
Electronic Systems	$99	$36
Ships	79
Information Technology	50	24
Integrated Systems	93	80
Component Technologies	(4)

Total segment operating margin	317	140
Adjustments to reconcile to total operating margin:
Royalty income reclassification	(6)
Unallocated corporate expenses	(20)	(9)
Unallocated state tax provision	(2)	(10)
Pension income	24	69

Total Operating Margin	$313	$190

Contract Acquisitions
Electronic Systems	$1,470	$987
Ships	1,847
Information Technology	1,073	636
Integrated Systems	1,310	615
Component Technologies	129
Intersegment eliminations	(53)	(38)

Total Contract Acquisitions	$5,776	$2,200

Funded Order Backlog
Electronic Systems	$6,263	$5,265
Ships	10,542
Information Technology	1,580	990
Integrated Systems	4,026	4,173
Component Technologies	222
Intersegment eliminations	(212)	(108)

Total Funded Order Backlog	$22,421	$10,320

NOTES TO CONSOLIDATED CONDENSED  FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The unaudited consolidated condensed financial statements include the accounts of Northrop Grumman Corporation (the company) and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation. See the “Acquisitions” and “Proposed Acquisition” footnotes contained herein for additional information.

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes and Independent Auditors’ Report contained in the company’s 2001 Annual Report.

Financial Statement Reclassification

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

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

Basic and diluted earnings per share are calculated as follows:

Three months ended March 31,
$ in millions, except per share	2002	2001

Basic Earnings per Share
Net income	$149	$103
Less preferred dividends	(6)

Income available to common shareholders	$143	$103

Weighted-average common shares outstanding, in millions	111.28	72.19

Basic earnings per share	$1.29	$1.43

Diluted Earnings per Share
Net income	$149	$103
Less preferred dividends	(6)

Income available to common shareholders	$143	$103

Weighted-average common shares outstanding	111.28	72.19
Dilutive effect of stock options and awards	1.48	.57

Weighted-average diluted shares outstanding, in millions	112.76	72.76

Diluted earnings per share	$1.27	$1.42

Goodwill and Other Purchased Intangible Assets

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Impairment tests are required as of the company-determined measurement date and at the same time in subsequent years. In accordance with the statement, amortization of goodwill, including goodwill recorded in past business combinations, ceased December 31, 2001. The company has begun the required initial test for potential impairment of goodwill recorded at January 1, 2002, which will be completed by June 30, 2002. If applicable, the required second step of the impairment test, used to measure the amount of impairment loss, will be completed no later than December 31, 2002.

Goodwill and other purchased intangibles balances are included in the identifiable assets of the industry segment to which they have been assigned and amortization of purchased intangibles is charged against the respective industry segment operating margin. The recoverability of purchased intangibles is evaluated at least annually considering the projected future profitability and cash flow of the operations to which they relate. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded.

In 2001, goodwill and other purchased intangible assets were amortized on a straight-line basis over weighted average periods of 35 years and 14 years, respectively, with the exception of approximately $1.9 billion of goodwill resulting from the fourth quarter 2001 acquisitions of Newport News Shipbuilding Inc. (Newport News) and the Electronics and Information Systems Group of Aerojet-General Corporation (EIS), which was not amortized pursuant to the transitional guidance of SFAS No. 142.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows:

$ in millions	Electronic Systems	Ships	Information Technology	Integrated Systems	Component Technologies	Total

Balance as of January 1, 2002	$2,590	$3,308	$1,109	$938	$723	$8,668
Goodwill acquired during the period		322				322
Fair value adjustments to net assets
acquired	11	(95)	8		6	(70)

Balance as of March 31, 2002	$2,601	$3,535	$1,117	$938	$729	$8,920

In connection with the Newport News acquisition the company assigned $655 million of the purchase price to purchased intangible assets in the Ships segment. This balance is being amortized on a straight-line basis over a weighted average period of 11 years. The valuation of the purchased intangible assets related to the Newport News acquisition, as well as the estimated useful lives, is based on preliminary estimates and is subject to change upon completion of the company’s fair market value and accounting conformance evaluation process. See the “Acquisitions” footnote contained herein for additional information.

The table below summarizes the company’s aggregate purchased intangible assets as of March 31, 2002.

$ in millions	Gross Carrying Amount	Accumulated Amortization

Contract and program intangibles	$2,102	$(603)
Other purchased intangibles	137	(58)

Total	$2,239	$(661)

All of the company’s purchased intangible assets are subject to amortization, and are being amortized on a straight-line basis over an aggregate weighted average period of 12 years. Aggregate amortization expense for the quarter ended March 31, 2002, was $55 million. The table below shows expected amortization for the next five years.

$ in millions

Year Ended December 31
2002	$215
2003	215
2004	214
2005	199
2006	136

The table below shows reported and adjusted segment operating margin, total operating margin, net income and earnings per share for the first quarter of 2001, reflecting the adoption of SFAS No. 142.

Three months ended March 31,
$ in millions	2002	2001

Operating Margin(Loss)
Electronic Systems—as reported	$99	$36
Add back goodwill amortization		17

Electronic Systems – adjusted	99	53

Ships	79

Information Technology—as reported	50	24
Add back goodwill amortization		10

Information Technology—adjusted	50	34

Integrated Systems—as reported	93	80
Add back goodwill amortization		8

Integrated Systems—adjusted	93	88

Component Technologies	(4)

Segment Operating Margin—as reported	317	140
Add back goodwill amortization		35

Segment Operating Margin—adjusted	$317	$175

Total Operating Margin—as reported	$313	$190
Add back goodwill amortization		35

Total Operating Margin—adjusted	$313	$225

Net Income
As reported	$149	$103
Add back goodwill amortization, net of tax		29

Adjusted	$149	$132

Basic Earnings Per Share
As reported	$1.29	$1.43
Add back goodwill amortization, net of tax		.39

Adjusted	$1.29	$1.82

Diluted Earnings Per Share
As reported	$1.27	$1.42
Add back goodwill amortization, net of tax		.39

Adjusted	$1.27	$1.81

Acquisitions

In 2001, the company purchased Litton Industries, Inc. (Litton), EIS and 80.7 percent of Newport News. On January 18, 2002, the company completed the acquisition of the remaining shares of Newport News and now owns 100 percent of Newport News. Newport News is the nation’s sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two domestic companies capable of designing and building nuclear-powered submarines. To complete the acquisition, the company issued an additional 3.2 million shares of its common stock and paid cash for the balance of the Newport News shares. In total, the company issued 16.6 million shares of its common stock in relation to the acquisition of Newport News. These shares were valued at $95.22 per share for purchase accounting purposes. In accordance with generally accepted accounting principles, this value was determined based on the average closing stock price of the company’s common stock from December 3, 2001, through December 7, 2001. Following the completion of the acquisition, the company eliminated the 19.3 percent minority interest from its financial statements.

The Litton, Newport News and EIS acquisitions are accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. As of March 31, 2002, the company has completed the fair market value and accounting conformance evaluation process for the Litton acquisition and all related adjustments have been reflected in these financial statements. These financial statements reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price and preliminary estimates of adjustments necessary to conform Newport News and EIS to the company’s accounting policies. The company is currently reviewing the preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts, purchased intangible assets and property, plant and equipment as well as preliminary valuation study results for retiree benefits assets and liabilities. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations are expected to be finalized by June 30, 2002, and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

In 2001, the company accrued $114 million in restructuring costs related to the acquisition of Litton. These costs included $29 million to exit a business, $29 million to close down redundant facilities and $56 million to terminate and relocate employees. In the first quarter of 2002, the company accrued an additional $13 million of costs to close down redundant facilities in relation to this acquisition. All restructuring costs accrued as of March 31, 2002, were accounted for as purchase accounting adjustments to the opening balance sheet of Litton. For the quarter ended March 31, 2002, the company utilized $13 million of the balance sheet accruals. At March 31, 2002, $89 million of the purchase accounting accruals remained in other current liabilities. The company expects to complete its restructuring activities no later than the fourth quarter of 2002.

The following unaudited pro forma condensed financial data for the quarter ended March 31, 2001, is based upon the historical financial statements of the company, Litton and Newport News adjusted to give effect to the Litton acquisition and the Newport News acquisition as if they occurred on January 1, 2001. The pro forma statements have been developed from (a) the unaudited consolidated financial statements of the company contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, (b) the unaudited consolidated financial statements of Litton contained in its Quarterly Report on Form 10-Q for the period ended January 31, 2001, and (c) the unaudited consolidated financial statements of Newport News contained in its

Quarterly Report on Form 10-Q for the quarter ended March 18, 2001. EIS is not included in the following unaudited pro forma condensed financial data as its inclusion would not have a material effect on the reported amounts.

Three months ended March 31,
$ in millions, except per share	(Actual) 2002	(Pro-Forma) 2001

Net sales	4,086	$3,797
Net income	149	152
Basic earnings per share	1.29	1.43
Diluted earnings per share	1.27	1.42

Proposed Acquisition

On February 22, 2002, the company forwarded a proposal to TRW’s board of directors to enter into negotiations to combine the two companies. The terms of the exchange offer are as set forth in the tender offer statement on Schedule TO and the prospectus filed as part of Form S-4 on March 4, 2002, as amended by the company from time to time. There can be no assurance that such a transaction will be completed or, if completed, on what terms. If a transaction were completed in which the company acquired TRW’s automotive business, promptly following the close of the transaction, the company would expect to separate TRW’s automotive business either by selling the business to one or more third parties or by spinning it off to Northrop Grumman shareholders. There currently is no agreement with respect to the sale of the automotive business and there can be no assurance that a sale will be consummated or what the terms of such sale will be. The company has incurred transaction costs of approximately $20 million through April 4, 2002, that include investment banking, filing, printing, proxy solicitation and legal fees in support of the offer. In the event that the offer is successful these costs will be capitalized as part of the purchase price. If the offer is not successful, these costs will be expensed as corporate expenses.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, that resolves implementation issues experienced under the previous standard and broadens the reporting of discontinued operations. The company adopted this statement on January 1, 2002. Adoption of this statement did not have a significant effect on the company’s financial position, results of operations or cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 – Accounting for Asset Retirement Obligations that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted this statement on January 1, 2002. Adoption of this statement did not have a significant effect on the company’s financial position, results of operations or cash flows.

Commitments and Contingencies

As previously reported in the company’s 2001 annual report, on March 13, 2002, a jury in Indianapolis, Indiana returned a verdict of approximately $31 million in favor of Allison Gas Turbine for cost overruns on the engine exhaust liner and trailing edge of a discontinued prototype aircraft from a competitive award process which occurred in the 1980s. On May 3, 2002, the approximate sum of $37 million of pre-judgment interest was awarded in this matter. The company expects to obtain substantial relief from the current adverse judgment in the case by an appeal, based upon substantive and procedural legal grounds. The company believes that the jury’s award in the trial was not warranted by the law applicable to the case and should be overturned. It is not possible at this time to predict the result of the appeal.

Item 2.    MANAGEMENT’S DISCUSSION AND  ANALYSIS OF THE COMPANY’S FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

The 2002 first quarter results include the operations of Litton Industries, Inc. (Litton), acquired in the second quarter of 2001, and Newport News Shipbuilding Inc. (Newport News) and the Electronics and Information Systems Group of Aerojet-General Corporation (EIS), both acquired in the fourth quarter of 2001. These acquisitions are important components of the increases in sales, operating margin and net income for the 2002 first quarter compared with the first quarter of 2001.

Effective January 1, 2002, the company adopted SFAS No. 142 – Goodwill and Other Intangible Assets, implemented required disclosure provisions, and eliminated the amortization of goodwill. In order to report on a comparable basis, first quarter 2001 operating results discussed herein have been adjusted to exclude goodwill amortization. First quarter 2001 operating margin is adjusted by $35 million from $190 million to $225 million, net income is adjusted by $29 million from $103 million to $132 million and diluted earnings per share is adjusted by $.39 from $1.42 to $1.81. The company is evaluating and analyzing other provisions of SFAS No. 142 and expects to complete these reviews during 2002. For additional information see the “Goodwill and Other Purchased Intangible Assets” footnote to the consolidated condensed financial statements contained in this report on Form 10-Q. First quarter 2002 operating margins by segment as compared to adjusted operating margins by segment for the first quarter of 2001 is included below:

Segment Operating Margins

Three months ended March 31,
$ in millions	2002	2001

Electronic Systems	$99	$53
Ships	79
Information Technology	50	34
Integrated Systems	93	88
Component Technologies	(4)

Effective January 1, 2002, segment operating margin includes royalty income. In the Consolidated Condensed Statements of Income, royalty income continues to be reported as Other Income. Prior year segment data has been restated.

Sales for the first quarter more than doubled to $4.1 billion from $2.0 billion reported for the first quarter of 2001.

Sales by business area in the first quarter were:

Three months ended March 31,
$ in millions	2002	2001*

Electronic Systems
Aerospace Electronic Systems	$310	$263
C4ISR&N	286	200
Defensive Electronic Systems	205	83
Navigation Systems	177
Space Systems	116	62
Other	144	93

	1,238	701

Ships
Aircraft Carriers	473
Surface Combatants	189
Amphibious and Auxiliary	161
Submarines	130
Commercial and International	70
Services and Other	73
Intrasegment Eliminations	(19)

	1,077

Information Technology
Government Information Technology	580	267
Technology Services	152	127
Enterprise Information Technology	138	141
Commercial Information Technology	59	54

	929	589

Integrated Systems
Air Combat Systems	485	406
Airborne Early Warning/Electronic Warfare	168	166
Airborne Ground Surveillance/Battle Management	152	165
Intrasegment Eliminations	2	(4)

	807	733

Component Technologies	125

Intersegment eliminations	(90)	(37)

Total sales	$4,086	$1,986

*Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Sales at Electronic Systems in the 2002 first quarter increased 77 percent to $1.2 billion from $701 million for the same period of 2001. Operating margin for the quarter was $99 million compared to 2001 first quarter adjusted operating margin of $53 million. Favorable results in the sector for sales and operating margin reflect the impact of the Litton acquisition in the Aerospace Electronic Systems, C4ISR&N, Defensive Electronic Systems and Navigation Systems business areas, as well as the EIS acquisition included in the Space Systems business area. Results also incorporate increased sales in the Aerospace Electronic Systems business area from the F-16 Block 60 program, increased volume in Defensive Electronic Systems from higher Wedgetail and ALQ-165 sales and strong results from the automation and information element of the business. Electronic Systems operating margin for the 2002 year is currently forecast at approximately 9 percent of sales.

The Ships segment, which includes the financial results of the Newport News and Ship Systems sectors, generated sales of $1.1 billion and operating margin of $79 million for the first quarter of 2002. Although Newport News is now operating as a separate sector, the company has aggregated Newport News and Ship Systems results for segment reporting purposes. Presently, Ships 2002 operating margin is expected to be approximately 8 percent of sales.

Information Technology reported sales of $929 million in the quarter ended March 31, 2002, an increase of 58 percent over the same period a year ago. Operating margin was $50 million in the quarter, up from an adjusted $34 million in the first quarter of 2001. Sales and operating margin growth were driven by businesses added in the Litton acquisition. Information Technology sales for 2002 are now expected to be between $4.2 billion and $4.4 billion and operating margin as a percentage of sales is expected to be in the high 5 percent range.

Sales for Integrated Systems increased 10 percent to $807 million for the 2002 first quarter compared with $733 million for the same period a year ago, reflecting higher B-2 and unmanned vehicle sales. Operating margin for the 2002 first quarter increased 6 percent to $93 million from an adjusted $88 million in the comparable year ago period. Integrated Systems sales for 2002 are now expected to be between $3 billion and $3.2 billion with operating margin as a percentage of sales in the mid to high 8 percent range.

Component Technologies reported 2002 first quarter sales of $125 million and an operating loss of $4 million. Component Technologies’ operating margin continued to be adversely impacted by the downturn in the telecommunications industry. Component Technologies continues to generate solid performance in its non-telecommunications business. Component Technologies sales for the year are now expected to be approximately $620 million with operating margin as a percentage of sales in the low single digits.

Foreign sales for the quarter ended March 31, 2002, totaled approximately $300 million. Foreign sales by their nature are subject to greater risk than the company’s domestic sales, particularly to the U.S. government. These risks are discussed in detail in the company’s 2001 Annual Report.

Operating margin included pension income of $24 million in the first quarter of 2002 down from the $69 million reported in the first quarter of 2001. Pension income for 2002 is expected to be approximately $95 million.

Unallocated corporate expenses, which are reflected in operating margin, increased to $20 million in the first quarter of 2002 from $9 million in the first quarter of 2001 due to increased costs resulting from 2001 acquisitions and higher mark-to-market adjustments on restricted stock awards.

The decrease in other income in the 2002 quarter compared to the 2001 quarter reflects $9 million of interest earned on the temporary investment of excess cash in the 2001 period. The 2002 balance includes $6 million of royalty income.

Interest expense for the first quarter increased to $109 million from $47 million reported in the 2001 first quarter as a result of the company’s financing activities related to the acquisitions of Litton, Newport News and EIS.

For the 2002 quarter the company’s effective tax rate declined to 31.02 percent from 35.63 percent. The decreased rate reflects the elimination of goodwill amortization, most of which is non-deductible, upon adoption of SFAS No. 142.

First quarter 2002 net income was $149 million, or $1.27 per share, compared with adjusted net income of $132 million, or $1.81 per share, for the same period of 2001. The comparable per share decline reflects a substantial decrease in pension income and increases in interest expense and in the number of shares outstanding. First quarter 2002 diluted earnings per share are based on average diluted shares outstanding of 112.8 million versus 72.8 million for the first quarter of 2001.

Contract acquisitions increased to $5.8 billion for the first three months of 2002 from $2.2 billion reported for the same period a year ago. For the first quarter 2002, Electronic Systems reported contract acquisitions of $1.5 billion reflecting the inclusion of Litton and EIS businesses and higher F-22 funding. Ships reported contract acquisitions of $1.8 billion resulting from the funding of Virginia-class submarines and refueling and overhaul of the carrier USS Eisenhower. Information Technology reported contract acquisitions of $1.1 billion, principally in the Government Information Technology business area. Integrated Systems reported $1.3 billion in contract acquisitions, reflecting higher F/A-18E/F and unmanned vehicle systems funding. Component Technologies reported $129 million in contract acquisitions. The company’s business backlog at March 31, 2002, was $22.4 billion, up from $10.3 billion reported a year earlier.

As previously reported in the company’s 2001 annual report, on March 13, 2002, a jury in Indianapolis, Indiana returned a verdict of approximately $31 million in favor of Allison Gas Turbine for cost overruns on the engine exhaust liner and trailing edge of a discontinued prototype aircraft from a competitive award process which occurred in the 1980s. On May 3, 2002, the approximate sum of $37 million of pre-judgment interest was awarded in this matter. The company expects to obtain substantial relief from the current adverse judgment in the case by an appeal, based upon substantive and procedural legal grounds. The company believes that the jury’s award in the trial was not warranted by the law applicable to the case and should be overturned. It is not possible at this time to predict the result of the appeal.

The company’s net debt at March 31, 2002, was $5.4 billion, up from the $5.0 billion reported at December 31, 2001, due in part to cash expenditures to complete the Newport News acquisition.

In the first quarter of 2002 the company used cash in operations of $99 million compared with a use of $33 million for the same period last year. Working capital increased by approximately $340 million in the quarter as a result of normal fluctuations in timing of receipts and disbursements, working down advances on contracts, and payments associated with acquired businesses. The company currently expects to generate $100 million to $200 million in cash available to pay down debt this year. For the remainder of 2002, cash generated from operations are expected to be sufficient to service debt, finance capital expenditures and continue paying dividends to the company’s shareholders. During the first quarter of 2002 the company paid off long-term debt of $427 million acquired in the Newport News acquisition. The company’s liquidity and financial flexibility are expected to be provided by cash flow generated by operating activities, supplemented by the borrowing capacity available under the company’s credit facility. Upon completion of the B-2 EMD contract, federal and state income taxes deferred since the inception of the contract in 1981 will become payable. The contract is expected to be completed in the fourth quarter of 2002 with federal taxes of approximately $1 billion payable in March 2003. The company plans to use cash generated from operations supplemented by additional borrowings under the credit facility and/or additional funds raised from public or private capital markets to pay these taxes.

On February 22, 2002, the company forwarded a proposal to TRW’s board of directors to enter into negotiations to combine the two companies. The terms of the exchange offer are as set forth in the tender offer statement on Schedule TO and the prospectus filed as part of Form S-4 on March 4, 2002, as amended by the company from time to time. There can be no assurance that such a transaction will be completed or, if completed, on what terms. If a transaction were completed in which the company acquired TRW’s automotive business, promptly following the close of the transaction, the company would expect to separate TRW’s automotive business either by selling the business to one or more third parties or by spinning it off to Northrop Grumman shareholders. There currently is no agreement with respect to the sale of the automotive business and there can be no assurance that a sale will be consummated or what the terms of such sale will be. The company has incurred transaction costs of approximately $20 million through April 30, 2002, that include investment banking, filing, printing, proxy solicitation and legal fees in support of the offer. In the event that the offer is successful these costs will be capitalized as part of the purchase price. If the offer is not successful, these costs will be expensed as corporate expenses.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, that resolves implementation issues experienced under the previous standard and broadens the reporting of discontinued operations. The company adopted this statement on January 1, 2002. Adoption of this statement did not have a significant effect on the company’s financial position, results of operations or cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 – Accounting for Asset Retirement Obligations that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted this statement on January 1, 2002. Adoption of this statement did not have a significant effect on the company’s financial position, results of operations or cash flows.

Forward-Looking Information

Certain statements and assumptions in Management’s Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q contain or are based on “forward-looking” information (that the company believes to be within the definition in the Private Securities Litigation Reform Act of 1995) and involve risk and uncertainties. Such “forward-looking” information includes statements and assumptions with respect to future revenues, expected program performance and cash flows, the outcome of contingencies including litigation, environmental remediation, the effect of completed and planned acquisitions and divestitures of businesses, and anticipated costs of capital investments. The company’s operations are subject to various risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies. Actual outcomes are dependent upon various factors, including, without limitation, the company’s successful performance of internal plans; government customers’ budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance issues and the timing of deliveries under existing contracts; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; ability to perform fixed price contracts within planned margins; government import and export policies; acquisition or termination of government contracts; the outcome of political and legal processes including risk associated with pending litigation and unasserted claims; the ability of the company to integrate acquisitions and to successfully divest noncore businesses; environmental risks and unanticipated remediation costs; risks associated with labor relations; legal, financial, and governmental risks related to international transactions and domestic and global needs for military aircraft, ships, military and civilian electronic systems and support, information technology and electronic components and materials; market risks associated with pension income; risks associated with higher debt levels; and other economic, political risks and uncertainties. Additional information regarding these factors is contained in the company’s other SEC filings, including without limitation, the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit facility, short-term investments, and long-term notes receivable. At March 31, 2002, the company had $400 million of variable rate debt outstanding. Substantially all other borrowings are fixed-rate long-term debt obligations, a significant portion of which are not callable until maturity. The company’s sensitivity to a 1 percent charge in interest rates is tied to its $2.5 billion credit facility, which has a balance outstanding of $400 million at March 31, 2002. The estimated expense would be 1 percent of any outstanding balance. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At March 31, 2002, no interest rate swap agreements were in effect. The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Foreign currencies are traditionally converted to U.S. dollars upon receipt to limit currency fluctuation exposures. At March 31, 2002, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material. The company does not hold or issue derivative financial instruments for trading purposes. Standby letters of credit are used by the company to guarantee future performance on its contracts.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statements of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2002, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2002 and 2001, and the related consolidated condensed statements of changes in shareholders’ equity and cash flows. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2002, except for the subsequent events footnote, as to which the date is March 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
May 8, 2002

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Fanni and related cases

Five shareholder class action lawsuits, Fanni v. Northrop Grumman Corp., et al., Schnee v. Northrop Grumman Corp., et al., Florida State Board of Admin. v. Northrop Grumman Corp., et al., Burroughs v. Northrop Grumman Corp., et al., and Miller, et al. v. Northrop Grumman Corp., et al., making similar allegations, were filed between July and September 1998 in the United States District Court for the Central District of California against the company, its directors and certain of its officers. The District Court consolidated Fanni, Schnee and Florida State Board of Admin. into one action, and Burroughs and Miller into another action. The District Court dismissed the Fanni consolidated actions with prejudice in April 2000, and dismissed the Burroughs consolidated actions with prejudice in October 2000. In December 2001 the Ninth Circuit Court of Appeals affirmed the District Court’s Order dismissing Fanni, and on March 19, 2002 affirmed the District Court’s Order dismissing Burroughs. These matters are now closed.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

*15    Letter from independent accountants regarding unaudited financial information

(b) Reports on Form 8-K

A report on Form 8-K/A was dated and filed January 14, 2002 by Northrop Grumman Corporation reporting pursuant to Item 7 certain required pro forma financial information.

A report on Form 8-K/A, amendment No. 2, was dated and filed February 1, 2002 by Northrop Grumman Corporation reporting pursuant to Item 2 on the acquisition of Newport News Shipbuilding Inc. and incorporating by reference to the company’s Registration Statement No. 333-61506, the Newport News Shipbuilding Inc. merger agreement.

*Filed	with this Report

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northrop Grumman Corporation (Registrant)

Date: May 10, 2002	by /S/ SANDRA J. WRIGHT Sandra J. Wright Corporate Vice President and Controller

Date: May 10, 2002	by /S/ J. H. MULLAN John H. Mullan Corporate Vice President and Secretary

II-2