Form 10-Q
period 2002-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2002-07-30
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002	Commission file number 1-16411

NORTHROP GRUMMAN CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-4840775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

As of July 26, 2002

Common stock outstanding	112,964,781 shares
Preferred stock outstanding	3,500,000 shares

Northrop Grumman Corporation and Subsidiaries

Part I.    Financial Information

Item 1:    Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

$ in millions	(Unaudited) June 30, 2002	December 31, 2001

Assets:
Cash and cash equivalents	$ 196	$ 464
Accounts receivable, net of progress payments of $16,188 in 2002 and $13,609 in 2001	2,696	2,735
Inventoried costs, net of progress payments of $1,005 in 2002 and $900 in 2001	1,163	1,226
Deferred income taxes	57	36
Prepaid expenses and other current assets	141	128

Total current assets	4,253	4,589

Property, plant and equipment	4,356	3,940
Accumulated depreciation	(1,356)	(1,173)

Net property, plant and equipment	3,000	2,767

Goodwill, net of accumulated amortization of $774 in 2002 and 2001	8,840	8,668
Other purchased intangibles, net of accumulated amortization of $696 in 2002 and $606 in 2001	1,661	1,139
Prepaid retiree benefits cost and intangible pension asset	3,175	3,075
Benefit trust funds	270	433
Miscellaneous other assets, including deferred income taxes of $11 in 2002 and $2 in 2001	185	179

Total other assets	14,131	13,494

Total Assets	$21,384	$20,850

Northrop Grumman Corporation and Subsidiaries

$ in millions	(Unaudited) June 30, 2002	December 31, 2001

Liabilities and Shareholders’ Equity:
Notes payable to banks	$ 146	$ 38
Current portion of long-term debt	104	420
Trade accounts payable	867	1,019
Accrued employees’ compensation	669	847
Advances on contracts	540	656
Contract loss provisions	888	843
Income taxes payable and current deferred income taxes	722	481
Other current liabilities	847	828

Total current liabilities	4,783	5,132

Long-term debt	4,915	5,039
Accrued retiree benefits	2,237	1,931
Deferred income taxes	753	669
Other long-term liabilities	307	216
Minority interest	17	122
Mandatorily redeemable preferred stock	350	350

Paid-in capital
Preferred stock, 10,000,000 shares authorized; 3,500,000 shares issued and outstanding, reported above
Common stock, 800,000,000 shares authorized; issued and outstanding:
2002—113,011,735; 2001—108,556,081	4,849	4,451
Retained earnings	3,240	3,011
Unearned compensation	(15)	(18)
Accumulated other comprehensive loss	(52)	(53)

Total shareholders’ equity	8,022	7,391

Total Liabilities and Shareholders’ Equity	$21,384	$20,850

The accompanying notes are an integral part of these consolidated condensed financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share	2002	2001	2002	2001

Product sales and service revenues	$4,396	$3,663	$8,482	$5,649
Cost of product sales and service revenues
Operating costs	3,587	3,019	6,973	4,567
Administrative and general expenses	453	369	840	617

Operating margin	356	275	669	465
Interest expense	(105)	(114)	(214)	(161)
Other, net	13	31	25	48

Income before income taxes	264	192	480	352
Federal and foreign income taxes	82	78	149	135

Net income	$182	$114	$331	$217

Weighted average common shares outstanding, in millions	112.84	83.41	112.12	77.67

Basic earnings per common share	$1.56	$1.29	$2.85	$2.72

Diluted earnings per common share	$1.53	$1.28	$2.80	$2.69

Dividends per common share	$.40	$.40	$.80	$.80

Dividends per mandatorily redeemable preferred share	$1.75	$1.69	$3.50	$1.69

The accompanying notes are an integral part of these consolidated condensed financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six months ended June 30,
$ in millions	2002	2001

Paid-in Capital
At beginning of year	$4,451	$1,200
Stock issued in purchase of businesses	308	1,123
Employee stock awards and options exercised	90	53

	4,849	2,376

Retained Earnings
At beginning of year	3,011	2,742
Net income	331	217
Cash dividends	(102)	(69)

	3,240	2,890

Unearned Compensation
At beginning of year	(18)
Issuance of unvested stock options		(33)
Amortization of unearned compensation	3	2

	(15)	(31)

Accumulated Other Comprehensive Loss
At beginning of year	(53)	(23)
Change in cumulative translation adjustment	1	(1)

	(52)	(24)

Total shareholders’ equity	$8,022	$5,211

The accompanying notes are an integral part of these consolidated condensed financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
$ in millions	2002	2001

Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$2,903	$ 756
Other collections	5,634	5,151
Interest received	62	14
Income tax refunds received	53	4
Other cash receipts	21	9

Cash provided by operating activities	8,673	5,934

Uses of Cash
Cash paid to suppliers and employees	7,909	5,792
Interest paid	200	104
Income taxes paid	88	50
Other cash payments	3	2

Cash used in operating activities	8,200	5,948

Net cash provided by (used in) operating activities	473	(14)

Investing Activities
Payment for businesses purchased, net of cash acquired	(166)	(2,303)
Additions to property, plant and equipment	(214)	(132)
Proceeds from sale of property, plant and equipment	15	52
Other investing activities	(7)	16

Net cash used in investing activities	(372)	(2,367)

Financing Activities
Proceeds from issuance of long-term debt		1,491
Borrowings under line of credit	508	1,172
Repayments of borrowings under line of credit	(400)	(253)
Principal payments of long-term debt/capital leases	(440)	(10)
Proceeds from issuance of stock	65	19
Dividends paid	(102)	(69)
Other financing activities		(63)

Net cash (used in) provided by financing activities	(369)	2,287

Decrease in cash and cash equivalents	(268)	(94)
Cash and cash equivalents balance at beginning of period	464	319

Cash and cash equivalents balance at end of period	$ 196	$ 225

Northrop Grumman Corporation and Subsidiaries

	Six months ended June 30,
$ in millions	2002	2001

Reconciliation of Net Income to Net Cash Provided by (Used in) Operating Activities:
Net income	$ 331	$ 217
Adjustments to reconcile net income to net cash provided (used)
Depreciation	204	113
Amortization of intangible assets	89	153
Common stock issued to employees	26	3
Gain on disposals of property, plant and equipment	(5)	(12)
Retiree benefits expense (income)	19	(123)
Increase in
Accounts receivable	(2,510)	(357)
Inventoried costs	(61)	(266)
Prepaid expenses and other current assets	(10)	(6)
Increase (decrease) in
Progress payments	2,681	546
Accounts payable and accruals	(362)	(390)
Provisions for contract losses	33	15
Deferred income taxes	(317)	190
Income taxes payable	428	(77)
Retiree benefits	(97)	(38)
Other noncash transactions	24	18

Net cash provided by (used in) operating activities	$ 473	$ (14)

Noncash Investing and Financing Activities:
Conversion of debt to equity	$3
Purchase of businesses
Fair value of assets acquired	$ 765	$7,922
Cash paid	(166)	(2,303)
Common stock issued	(308)	(1,123)
Mandatorily redeemable preferred stock issued		(350)

Liabilities assumed	$ 291	$4,146

The accompanying notes are an integral part of these consolidated condensed financial statements.

Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions	2002	2001	2002	2001

Net Sales
Electronic Systems	$1,338	$1,236	$2,576	$1,937
Ships	1,157	549	2,234	549
Information Technology	1,036	1,017	1,965	1,606
Integrated Systems	829	766	1,636	1,499
Component Technologies	130	158	255	158
Intersegment eliminations	(94)	(63)	(184)	(100)

Total Net Sales	$4,396	$3,663	$8,482	$5,649

Operating Margin (Loss)
Electronic Systems	$117	$86	$216	$122
Ships	95	33	174	33
Information Technology	40	48	90	72
Integrated Systems	99	64	192	144
Component Technologies	(2)	(6)	(6)	(6)

Total segment operating margin	349	225	666	365
Adjustments to reconcile to total operating margin:
Royalty income reclassification	(4)	(7)	(10)	(7)
Unallocated corporate expenses	(16)	(30)	(36)	(39)
Unallocated state tax benefit (provision)	4	(4)	2	(14)
Pension income	23	91	47	160

Total Operating Margin	$356	$275	$669	$465

Contract Acquisitions
Electronic Systems	$1,199	$2,231	$2,669	$3,218
Ships	1,207	5,824	3,054	5,824
Information Technology	1,004	1,437	2,077	2,073
Integrated Systems	580	448	1,890	1,063
Component Technologies	139	281	268	281
Intersegment eliminations	(116)	(104)	(169)	(142)

Total Contract Acquisitions	$4,013	$10,117	$9,789	$12,317

Funded Order Backlog
Electronic Systems			$6,124	$6,260
Ships			10,592	5,275
Information Technology			1,548	1,410
Integrated Systems			3,777	3,855
Component Technologies			231	123
Intersegment eliminations			(234)	(149)

Total Funded Order Backlog			$22,038	$16,774

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

Earnings per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Net income available to common shareholders is calculated by reducing net income by the amount of dividends accrued on mandatorily redeemable preferred stock. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans and the dilutive effect of the equity security units. Shares issuable pursuant to mandatorily redeemable preferred stock have not been included in the diluted earnings per share calculation because their effect is currently anti-dilutive.

Northrop Grumman Corporation and Subsidiaries

Basic and diluted earnings per share are calculated as follows:
	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share	2002	2001	2002	2001

Basic Earnings per Share
Net income	$182	$114	$331	$217
Less preferred dividends	6	6	12	6

Income available to common shareholders	$176	$108	$319	$211

Weighted-average common shares outstanding, in millions	112.84	83.41	112.12	77.67

Basic earnings per share	$1.56	$1.29	$2.85	$2.72

Diluted Earnings per Share
Net income	$182	$114	$331	$217
Less preferred dividends	6	6	12	6

Income available to common shareholders	$176	$108	$319	$211

Weighted-average common shares outstanding	112.84	83.41	112.12	77.67
Dilutive effect of stock options and awards and equity security units	1.98	.64	1.67	.70

Weighted-average diluted shares outstanding, in millions	114.82	84.05	113.79	78.37

Diluted earnings per share	$1.53	$1.28	$2.80	$2.69

Goodwill and Other Purchased Intangible Assets

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Impairment tests are required as of the company-determined measurement date and at the same time in subsequent years. In accordance with the statement, amortization of goodwill, including goodwill recorded in past business combinations, ceased December 31, 2001. During the second quarter of 2002, the company completed the first step of the required initial test for potential impairment of goodwill recorded at January 1, 2002. The results indicate potential impairment only in the reporting units of the Component Technologies sector. The second step of the goodwill impairment test, used to measure the amount of impairment loss, will be completed no later than December 31, 2002.

Goodwill and other purchased intangibles balances are included in the identifiable assets of the industry segment to which they have been assigned and amortization of purchased intangibles is charged against the respective industry segment operating margin. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded.

Northrop Grumman Corporation and Subsidiaries

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

	Electronic		Information	Integrated	Component
$ in millions	Systems	Ships	Technology	Systems	Technologies	Total

Balance as of January 1, 2002	$2,590	$3,308	$1,109	$938	$723	$8,668
Goodwill acquired during the period		322				322
Fair value adjustments to net assets acquired	2	(166)	8		6	(150)

Balance as of June 30, 2002	$2,592	$3,464	$1,117	$938	$729	$8,840

In connection with the Newport News acquisition the company originally assigned an estimated value of $655 million of the purchase price to purchased intangible assets in the Ships segment, which was initially amortized on a straight-line basis over a weighted average period of 11 years. During the second quarter of 2002, the company completed its evaluation of the fair value of these purchased intangible assets, which resulted in a value of $767 million and a weighted average useful life of 47 years. See the “Acquisitions” footnote contained herein for additional information.

The table below summarizes the company’s aggregate purchased intangible assets as of June 30, 2002.

	Gross

	Carrying	Accumulated
$ in millions	Amount	Amortization

Contract and program intangibles	$2,220	$(634)
Other purchased intangibles	137	(62)

Total	$2,357	$(696)

All of the company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted average period of 23 years. Aggregate amortization expense for the six months ended June 30, 2002, was $89 million. The table below shows expected amortization for the next five years:

$ in millions

Year Ended December 31,
2002	$178
2003	175
2004	174
2005	159
2006	96

The table below shows reported and adjusted segment operating margin, total operating margin, net income and earnings per share for the three months and six months ended June 30, 2002, and 2001, reflecting the adoption of SFAS No. 142.

Northrop Grumman Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
$ in millions	2002	2001	2002	2001

Operating Margin(Loss)
Electronic Systems – as reported	$ 117	$ 86	$ 216	$ 122
Add back goodwill amortization		21		38

Electronic Systems – adjusted	117	107	216	160

Ships – as reported	95	33	174	33
Add back goodwill amortization		9		9

Ships – adjusted	95	42	174	42

Information Technology – as reported	40	48	90	72
Add back goodwill amortization		16		26

Information Technology – adjusted	40	64	90	98

Integrated Systems – as reported	99	64	192	144
Add back goodwill amortization		8		16

Integrated Systems – adjusted	99	72	192	160

Component Technologies – as reported	(2)	(6)	(6)	(6)
Add back goodwill amortization		9		9

Component Technologies – adjusted	(2)	3	(6)	3

Segment Operating Margin – as reported	349	225	666	365
Add back goodwill amortization		63		98

Segment Operating Margin – adjusted	$ 349	$ 288	$ 666	$ 463

Total Operating Margin – as reported	$ 356	$ 275	$ 669	$ 465
Add back goodwill amortization		63		98

Total Operating Margin – adjusted	$ 356	$ 338	$ 669	$ 563

Net Income
As reported	$ 182	$ 114	$ 331	$ 217
Add back goodwill amortization, net of tax		61		90

Adjusted	$ 182	$ 175	$ 331	$ 307

Basic Earnings Per Share
As reported	$1.56	$1.29	$2.85	$2.72
Add back goodwill amortization, net of tax		.74		1.16

Adjusted	$1.56	$2.03	$2.85	$3.88

Diluted Earnings Per Share
As reported	$1.53	$1.28	$2.80	$2.69
Add back goodwill amortization, net of tax		.73		1.15

Adjusted	$1.53	$2.01	$2.80	$3.84

Northrop Grumman Corporation and Subsidiaries

Acquisitions

In 2001, the company purchased Litton Industries, Inc. (Litton), EIS and 80.7 percent of Newport News. On January 18, 2002, the company completed the acquisition of the remaining shares of Newport News and now owns 100 percent of Newport News. Newport News is the nation’s sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two domestic companies capable of designing and building nuclear-powered submarines. To complete the acquisition, the company issued an additional 3.2 million shares of its common stock and paid cash for the balance of the Newport News shares. In total, the company issued 16.6 million shares of its common stock in connection with the acquisition of Newport News. These shares were valued at $95.22 per share for purchase accounting purposes. In accordance with generally accepted accounting principles, this value was determined based on the average closing stock price of the company’s common stock from December 3, 2001, through December 7, 2001. Following the completion of the acquisition, the company eliminated the 19.3 percent minority interest from its financial statements.

The Litton, Newport News and EIS acquisitions are accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. In the first quarter of 2002, the company completed the fair market value and accounting conformance evaluation process for the Litton acquisition and all related adjustments are reflected in these financial statements.

These financial statements reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price and preliminary estimates of adjustments necessary to conform Newport News and EIS to the company’s accounting policies. The company is currently reviewing preliminary accounting conformance adjustments and preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts, legal contingencies, and property, plant, and equipment as well as its valuation studies for retiree benefits assets and liabilities. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations of Newport News and EIS are expected to be finalized within one year of the acquisitions and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

In 2001, the company accrued $119 million in restructuring costs related to the acquisition of Litton. These costs included $29 million to exit a business, $31 million to close down redundant facilities and $59 million to terminate and relocate employees. Of the total amount accrued, $5 million was expensed directly to the income statement and $114 million was accounted for as purchase accounting adjustments to the opening balance sheet of Litton. In the first quarter of 2002, the company accrued an additional $13 million of costs to close down redundant facilities in relation to this acquisition. For the six months ended June 30, 2002, the company utilized $23 million of the balance sheet accruals. At June 30, 2002, $84 million of accrued restructure costs remained in other current liabilities.

The following unaudited pro forma condensed financial data for the quarter and six months ended June 30, 2001, are based upon the historical financial statements of the company, Litton and Newport News adjusted to give effect to the Litton acquisition and the Newport News acquisition as if they occurred on January 1, 2001. The pro forma statements have been developed from (a) the unaudited consolidated financial statements of the company contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, (b) the unaudited consolidated financial statements of Litton contained in its Quarterly Report on Form 10-Q for the period ended January 31, 2001, and (c) the unaudited consolidated financial statements of Newport News contained in its Quarterly Report on Form 10-Q for the quarter ended June 17, 2001. EIS is not included in the following unaudited pro forma condensed financial data as its inclusion would not have a material effect on the reported amounts.

	Three months ended June 30,		Six months ended June 30,
	(Actual)	(Pro-Forma)	(Actual)	(Pro-Forma)
$ in millions, except per share	2002	2001	2002	2001

Net sales	$4,396	$4,228	$8,482	$8,015
Net income	182	166	331	328
Basic earnings per share	1.56	1.57	2.85	3.10
Diluted earnings per share	1.53	1.56	2.80	3.08

Proposed Acquisition

On June 30, 2002, the company, TRW and a wholly-owned subsidiary of the company entered into a definitive merger agreement. Under the terms of the agreement, unanimously approved by the boards of directors of TRW and the company, the company will acquire TRW for approximately $60 per share in exchange for Northrop Grumman common stock, subject to a collar, in a transaction valued at approximately $7.8 billion, plus the assumption of TRW’s net debt at the time of closing. The exact exchange ratio will be determined by dividing $60 by the average of the reported closing sale prices per share of the company’s common stock on the New York Stock Exchange for the five consecutive trading days ending on and including the second trading day prior to the closing of the merger. The exchange ratio will not be less than 0.4348 nor more than 0.5357. If the actual average sale price of the company’s common stock is less than $112, TRW shareholders will receive less than $60 in value of Northrop Grumman common stock per share of TRW common stock, and if the actual average sale price of the company’s common stock is more than $138, TRW shareholders will receive more than $60 in value of Northrop Grumman common stock per share of TRW common stock.

On July 17, 2002 the company amended its current Form S-4 registration statement, to include a joint proxy statement/prospectus relating to the proposed merger of a wholly-owned subsidiary of the company and TRW.

After completion of the merger, the company plans promptly to sell TRW’s automotive business, or, alternatively, spin-off the business to Northrop Grumman shareholders. There currently is no agreement with respect to the sale or spin-off of the automotive business and there can be no assurance of when a sale or spin-off will be consummated or what the terms of such a transaction will be. TRW’s previously announced agreement to sell its Aeronautical Systems business to Goodrich Corporation for $1.5 billion will remain unaffected by the merger.

Following the close of the merger, TRW’s defense business initially will be operated as a separate sector, reporting to the Office of the Chairman. The company will work to integrate quickly TRW’s defense business operations. The company foresees little change in employment levels in the defense business as a result of this transaction.

The merger is subject to the approval of shareholders of both companies and to review under the Hart-Scott-Rodino Act as well as other governmental and regulatory agencies in the U.S. and Europe. The company expects to complete the merger in the fourth quarter of 2002.

The company has incurred transaction costs of approximately $30 million through June 30, 2002, that include investment banking, filing, printing, proxy solicitation and legal fees in support of the offer and the merger. If the merger is consummated, these costs will be allocated as part of the purchase price. If the merger is not consummated, these costs will be expensed.

Northrop Grumman Corporation and Subsidiaries

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 – Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. Management does not expect that adoption of this standard will have a material effect on the company’s financial position, results of operations or cash flows.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets that resolves implementation issues experienced under the previous standard and broadens the reporting of discontinued operations. The company adopted this statement on January 1, 2002. Adoption of this statement did not have a significant effect on the company’s financial position, results of operations or cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 – Accounting for Asset Retirement Obligations, that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted this statement on January 1, 2002. Adoption of this statement did not have a significant effect on the company’s financial position, results of operations or cash flows.

Commitments and Contingencies

As previously reported in the company’s 2001 annual report and quarterly report for the first quarter of 2002, on March 13, 2002, a jury in Indianapolis, Indiana returned a verdict of approximately $31 million in favor of Allison Gas Turbine for cost overruns on the engine exhaust liner and trailing edge of a discontinued prototype aircraft from a competitive award process which occurred in the 1980s. On May 3, 2002, the approximate sum of $37 million of pre-judgment interest was awarded in this matter. The company expects to obtain substantial relief from the current adverse judgment in the case by an appeal, based upon substantive and procedural legal grounds, and has established a reserve in accordance with this expectation. The company believes that the jury’s award in the trial was not warranted by the law applicable to the case and should be overturned. It is not possible at this time to predict the result of the appeal.

Northrop Grumman Corporation and Subsidiaries

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2002 results include the operations of Litton Industries, Inc. (Litton), acquired in the second quarter of 2001, Newport News Shipbuilding Inc. (Newport News) and the Electronics and Information Systems Group of Aerojet-General Corporation (EIS), both acquired in the fourth quarter of 2001. These acquisitions are important components of the increase in sales, operating margin and net income for 2002 compared with 2001.

Effective January 1, 2002, the company adopted SFAS No.142 – Goodwill and Other Intangible Assets, implemented required disclosure provisions and eliminated the amortization of goodwill. In order to report on a comparable basis, 2001 operating results discussed herein have been adjusted to exclude goodwill amortization and are presented below. For additional information see the “Goodwill and Other Purchased Intangible Assets” footnote to the consolidated condensed financial statements contained in this report on Form 10-Q.

Comparable Measures of Performance

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share	2002	2001	2002	2001

Segment operating margin
Electronic Systems	$117	$107	$216	$160
Ships	95	42	174	42
Information Technology	40	64	90	98
Integrated Systems	99	72	192	160
Component Technologies	(2)	3	(6)	3

Total segment operating margin	$349	$288	$666	$463

Total operating margin	$356	$338	$669	$563

Net Income	$182	$175	$331	$307

Diluted Earnings Per Share	$1.53	$2.01	$2.80	$3.84

Weighted average diluted shares outstanding, in millions	114.82	84.05	113.79	78.37

Effective January 1, 2002, segment operating margin includes royalty income. In the Consolidated Condensed Statements of Income, royalty income continues to be reported as Other Income. Prior year segment data has been restated.

Northrop Grumman Corporation and Subsidiaries

Measures of Sales and Performance

Sales for the second quarter 2002 increased 20 percent to $4.4 billion and for the first half of 2002 increased 50 percent to $8.5 billion, as compared with the same periods of 2001. Sales for 2002 are expected to be between $17.5 billion and $18 billion and for 2003 are expected to be between $20 billion and $20.5 billion. Sales by business area are outlined below. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

	Three months ended June 30,		Six months ended June 30,
$ in millions	2002	2001	2002	2001

Electronic Systems
Aerospace Electronic Systems	$ 399	$ 359	$ 709	$ 622
C4ISR&N	311	290	597	490
Defensive Electronic Systems	226	179	431	262
Navigation Systems	177	188	354	188
Space Systems	105	80	221	142
Other	120	140	264	233

	1,338	1,236	2,576	1,937

Ships
Aircraft Carriers	490		963
Surface Combatants	191	218	380	218
Amphibious and Auxiliary	228	166	389	166
Submarines	155		285
Commercial and International	84	131	154	131
Services and Other	36	40	109	40
Intrasegment Eliminations	(27)	(6)	(46)	(6)

	1,157	549	2,234	549

Information Technology
Government Information Technology	657	611	1,237	878
Enterprise Information Technology	167	208	305	349
Technology Services	162	146	314	273
Commercial Information Technology	50	52	109	106

	1,036	1,017	1,965	1,606

Integrated Systems
Air Combat Systems	470	406	955	812
Airborne Early Warning/Electronic Warfare	187	186	355	352
Airborne Ground Surveillance/Battle Management	174	176	326	341
Intrasegment Eliminations	(2)	(2)		(6)

	829	766	1,636	1,499

Component Technologies	130	158	255	158
Intersegment eliminations	(94)	(63)	(184)	(100)

Total sales	$4,396	$3,663	$8,482	$5,649

Northrop Grumman Corporation and Subsidiaries

Sales at Electronic Systems were 8 percent higher in the second quarter and 33 percent higher in the first half of 2002 as compared to the same periods of 2001. Operating margin for the second quarter increased 9 percent compared to the 2001 second quarter adjusted operating margin and was 35 percent higher in 2002 in contrast to the 2001 six-month period. Favorable year to date results in the sector for sales and operating margin reflect the impact of the Litton acquisition in the Aerospace Electronic Systems, C4ISR&N, Defensive Electronic Systems and Navigation Systems business areas, as well as the impact of the EIS acquisition included in the space systems business area. Results for the quarter and first half of 2002 as compared to 2001 also reflects increased sales in the Aerospace Electronic Systems business area from the F-16 Block 60, F-35 and F-22 programs, increased volume from the Defensive Electronic Systems business areas, and increased operating margin from the automation and information element of the business. The forecast for Electronic Systems operating margin for 2002 remains at approximately 9 percent of sales, which are expected to be in the $5.5 billion to $5.7 billion range. For 2003 management expects double-digit sales growth and operating margin between 9.5 percent and 10 percent of sales.

The Ships segment, which includes the aggregated financial results of the Newport News and Ship Systems sectors, generated sales and operating margin increases as a result of the Newport News and Litton acquisitions. The company recently finalized the determination of the fair value of Newport News’ purchased intangible assets, resulting in an increase in the weighted average life of such assets and a reduction in amortization expense of $18 million in the second quarter as compared with the first quarter of 2002. Ships segment amortization is now expected to be approximately $44 million for the year. Purchase accounting adjustments to record the fair value of Newport News capital assets and adjustments to conform Newport News to Northrop Grumman accounting policies resulted in increased depreciation and other expenses of approximately $8 million in the second quarter as compared with the first quarter of 2002. For the year these additional costs are estimated to total $28 million. Presently, Ships 2002 operating margin is expected to be approximately 8 percent on sales of $4.2 billion to $4.4 billion. Next year sales are expected to reflect double-digit growth with operating margin trending up between 8.5 percent and 9 percent of sales.

Information Technology sales were 2 percent higher in the second quarter and 22 percent higher in the first half of 2002 versus the same periods of 2001. Increased sales in the Government Information Technologies business area in the second quarter of 2002, reflecting new programs, are partially offset by lower sales in the Enterprise Information Technology Services business area. Sales growth in the first six months of 2002 over 2001 was driven by businesses added in the Litton acquisition. Operating margin in the second quarter and first half periods of 2002 was $40 million and $90 million, respectively, down from the adjusted operating margin of $64 million and $98 million reported for the same periods of 2001, primarily due to a $16 million charge recorded on the contract with Oracle relating to Oracle’s Enterprise License Agreement with the State of California. While the company continues to believe the contract provided substantial savings to the state, California’s auditor has questioned the contract’s economic value. In an effort to maintain solid customer relations, in July 2002 Northrop Grumman and Oracle rescinded the contract with the state. Information Technology sales for 2002 are expected to be between $4.2 billion and $4.4 billion, and operating margin as a percentage of sales is expected to be in the low 5 percent range. For 2003, sales are expected to increase approximately 10 percent with operating margin as a percent of sales increasing to between 5.5 percent and 6 percent.

Sales for Integrated Systems increased 8 percent in the second quarter and 9 percent in the first half of 2002 as compared to the 2001 periods, reflecting higher F-35 and unmanned vehicle sales. Operating margin for the 2002 second quarter increased 38 percent and for the first half increased 20 percent as compared to the same periods last year as a result of improved B-2 and Joint STARS operating margin and higher F-35 sales. Integrated Systems sales for 2002 are expected to be between $3 billion and $3.2 billion with operating margin as a percentage of sales that is expected to be between 9.5 percent and 10 percent. For 2003, sales are expected to increase at a double digit pace due to the ramp up of development programs such as the F-35 with operating margin as a percentage of sales declining accordingly to between 8 percent and 8.5 percent.

Northrop Grumman Corporation and Subsidiaries

Component Technologies sales were 18 percent lower in the second quarter and 61 percent higher in the first half of 2002 as compared with the same periods of 2001. Operating losses of $2 million and $6 million were reported for the quarter and year to date periods, respectively, compared to adjusted operating margin of $3 million reported for both periods of 2001. Prior year to date results do not reflect the effect of the Litton acquisition for the entire six-month period. Component Technologies’ sales and operating margin continued to be adversely impacted by the downturn in the telecommunications industry. Component Technologies continues to generate solid performance in its non-telecommunications business. For the 2002 year, sales are expected to be between $540 million and $560 million with operating margin at approximately breakeven. The outlook for 2003 depends upon the telecommunications markets.

Foreign sales for the six months ended June 30, 2002, totaled approximately $700 million.

Operating margin included pension income of $23 million and $47 million in the second quarter and year to date periods of 2002, respectively, down from the $91 million and $160 million reported in the 2001 periods. Pension income for 2002 is expected to be approximately $95 million.

Unallocated corporate expenses, which are reflected in operating margin, were $16 million for the second quarter and $36 million for the first half of 2002, as compared to $30 million and $39 million for the respective 2001 periods. The second quarter of 2001 included a $17 million payment to a charitable foundation.

The decrease in other income in the 2002 periods compared to the 2001 periods is primarily due to interest earned on excess cash in 2001 and interest earned on a note received in partial payment for the sale of the company’s commercial aerostructures business. The note was collected in the second half of 2001.

Interest expense for the second quarter of 2002 decreased to $105 million from $114 million in the second quarter of 2001 principally due to lower interest rates and a lower average outstanding debt balance. On a year-to-date basis, 2002 interest expense exceeds the 2001 amount as a result of increased debt resulting from the Litton acquisition.

The company’s effective tax rate declined to 31.06 percent and 31.04 percent for the quarterly and six-month periods ended June 30, 2002, respectively, from 40.63 percent and 38.35 in the comparable 2001 periods. The decreased rates reflect the elimination of goodwill amortization, most of which is non-deductible, upon adoption of SFAS No. 142.

Second quarter and six-month 2002 net income was $182 million and $331 million, respectively, or $1.53 and $2.80 per share, compared with 2001 adjusted net income of $175 million and $307 million, or $2.01 and $3.84 per share, for the same periods of 2001. The comparable per share declines reflect a substantial decrease in pension income and increase in the number of shares outstanding. Second quarter and year-to-date 2002 diluted earnings per share are based on weighted average diluted shares outstanding of 114.82 million and 113.79 million, respectively, as compared to 84.05 million and 78.37 million shares in the respective 2001 periods.

Contract Acquisitions

Contract acquisitions totaled $4 billion for the second quarter of 2002 compared with $10.1 billion reported for the same period a year ago, and $9.8 billion in the 2002 six-month period as compared to $12.3 billion in the 2001 six-month period. Last year’s second quarter results included $7.5 billion of funded order backlog acquired in the Litton transaction. During the second quarter of 2002, the company won two significant programs, DD(X), the Navy’s advanced 21st century family of surface combatants, and Deepwater, the Coast Guard’s modernization program, which have not yet been reflected in funded order backlog. Electronic Systems reported contract acquisitions of $2.7 billion in the first half of 2002 reflecting the inclusion of Litton and EIS businesses and higher F-35 and F-22 funding. In the six-month period Ships reported contract acquisitions of $3.1 billion resulting from the funding of

Northrop Grumman Corporation and Subsidiaries

Virginia-class submarines, LHD 8, and refueling and overhaul of the carrier USS Eisenhower. Information Technology reported contract acquisitions of $2.1 billion, principally in the Government Information Technology business area. Integrated Systems reported $1.9 billion in contract acquisitions, reflecting higher F/A-18E/F and unmanned vehicle systems funding. Component Technologies reported $268 million in contract acquisitions. The company’s funded order backlog at June 30, 2002, increased to $22.0 billion from $16.8 billion reported a year earlier.

Liquidity and Capital Resources

In the first half of 2002 the company produced cash from operations of $473 million compared with a use of $14 million for the same period last year. The working capital change in the first half was an increase of $13 million, which is a result of normal fluctuations in timing of receipts and disbursements, working down advances on contracts, and payments associated with acquired businesses. The company’s net debt at June 30, 2002, was $4.97 billion, down slightly from the $5.03 billion reported at December 31, 2001, due in part to use of cash from operations to reduce principal amounts outstanding. The company currently expects to generate $100 million to $200 million in cash available to pay down debt this year. For the remainder of 2002, cash generated from operations is expected to be sufficient to service debt, finance capital expenditures and continue paying dividends to the company’s shareholders. During the first quarter of 2002 the company paid off long-term debt of $427 million acquired in the Newport News acquisition. The company’s liquidity and financial flexibility are expected to be provided by cash flow generated by operating activities, supplemented by the borrowing capacity available under the company’s credit facility. Upon completion of the B-2 EMD contract, federal and state income taxes deferred since the inception of the contract in 1981 will become payable. The contract is expected to be completed in the fourth quarter of 2002 with federal taxes of approximately $1 billion related to this contract being payable in March 2003. The company plans to use cash generated from operations supplemented by additional borrowings under the credit facility and/or additional funds raised from public or private capital markets to pay these taxes. The IRS is presently completing its audits of the B-2 program through the tax years ending December 31, 2002. Upon completion of these audits, the IRS has indicated that they may adopt a position that the B-2 program was completed in a year prior to 2002, which would create the potential for additional interest expense. Although it is not possible to predict the outcome of the tax audits at this time, management believes that its tax accounting for the B-2 program reflects the appropriate timing of contract completion.

Proposed TRW Merger

On June 30, 2002, the company, TRW and a wholly-owned subsidiary of the company entered into a definitive merger agreement. Under the terms of the agreement, unanimously approved by the boards of directors of TRW and the company, the company will acquire TRW for approximately $60 per share in exchange for Northrop Grumman common stock, subject to a collar, in a transaction valued at approximately $7.8 billion, plus the assumption of TRW’s net debt at the time of closing. The exact exchange ratio will be determined by dividing $60 by the average of the reported closing sale prices per share of the company’s common stock on the New York Stock Exchange for the five consecutive trading days ending on and including the second trading day prior to the closing of the merger. The exchange ratio will not be less than 0.4348 nor more than 0.5357. If the actual average sale price of the company’s common stock is less than $112, TRW shareholders will receive less than $60 in value of Northrop Grumman common stock per share of TRW common stock, and if the actual average sale price of the company’s common stock is more than $138, TRW shareholders will receive more than $60 in value of Northrop Grumman common stock per share of TRW common stock.

Northrop Grumman Corporation and Subsidiaries

On July 17, 2002 the company amended its current Form S-4 registration statement, to include a joint proxy statement/prospectus relating to the proposed merger of a wholly-owned subsidiary of the company and TRW.

After completion of the merger, the company plans promptly to sell TRW’s automotive business, or, alternatively, spin-off the business to Northrop Grumman shareholders. There currently is no agreement with respect to the sale or spin-off of the automotive business and there can be no assurance of when a sale or spin-off will be consummated or what the terms of such a transaction will be. TRW’s previously announced agreement to sell its Aeronautical Systems business to Goodrich Corporation for $1.5 billion will remain unaffected by the merger.

Following the close of the merger, TRW’s defense business initially will be operated as a separate sector, reporting to the Office of the Chairman. The company will work to integrate quickly TRW’s defense business operations. The company foresees little change in employment levels in the defense business as a result of this transaction.

The merger is subject to the approval of shareholders of both companies and to review under the Hart-Scott-Rodino Act as well as other governmental and regulatory agencies in the U.S. and Europe. The company expects to complete the merger in the fourth quarter of 2002.

The company has incurred transaction costs of approximately $30 million through June 30, 2002, that include investment banking, filing, printing, proxy solicitation and legal fees in support of the offer and the merger. If the merger is consummated, these costs will be allocated as part of the purchase price. If the merger is not consummated, these costs will be expensed.

Financial Accounting Standards

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 – Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. Management does not expect that adoption of this standard will have a material effect on the company’s financial position, results of operations or cash flows.

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

Forward-Looking Information

Certain statements and assumptions in this Management’s Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q contain or are based on “forward-looking” information (that Northrop Grumman believes to be within the definition in the

Northrop Grumman Corporation and Subsidiaries

Private Securities Litigation Reform Act of 1995) and involve risks and uncertainties. Such “forward-looking” information includes, among other things, the statements as to the impact of the proposed acquisition of TRW on revenues and earnings. Such statements are subject to numerous assumptions and uncertainties, many of which are outside Northrop Grumman’s control. These include, among others, completion of the merger with TRW and related governmental regulatory processes, Northrop Grumman’s ability to successfully integrate the operations of TRW and a successful transaction or other resolution with respect to the TRW automotive sector. These assumptions also include Northrop Grumman’s future revenues, expected program performance and cash flows, the outcome of contingencies including timing and amounts of tax payments, litigation, environmental remediation, divestitures of businesses, and anticipated costs of capital investments. Northrop Grumman’s operations are subject to various additional risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies; actual outcomes are dependent upon factors, including, without limitation, Northrop Grumman’s successful performance of internal plans; government customers’ budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; acquisition or termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military aircraft, military and civilian electronic systems and support, information technology; naval vessels, space systems and related technologies, as well as other economic, political and technological risks and uncertainties and other risk factors set out in Northrop Grumman’s filings from time to time with the Securities and Exchange Commission, including, without limitation, Northrop Grumman’s reports on Form 10-K and Form 10-Q. Additional information regarding these factors is contained in the company’s other SEC filings, including without limitation, the company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Form S-4 filed on March 4, 2002, and amended on April 17, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit facility, short-term investments, and long-term notes receivable. Substantially all borrowings are fixed-rate long-term debt obligations, significant portions of which are not callable until maturity. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2.5 billion credit facility, which has no balance outstanding at June 30, 2002. The estimated expense would be 1 percent of any outstanding balance. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At June 30, 2002, no interest rate swap agreements were in effect. The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Foreign currencies are traditionally converted to U.S. dollars upon receipt to limit currency fluctuation exposures. At June 30, 2002, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material. The company does not hold or issue derivative financial instruments for trading purposes. Standby letters of credit are used by the company to guarantee future performance on its contracts.

Northrop Grumman Corporation and Subsidiaries

INDEPENDENT ACCOUNTANTS’ REPORT
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statements of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2002, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the related consolidated condensed statements of changes in shareholders’ equity and cash flows. These financial statements are the responsibility of the Corporation’s management.

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
July 26, 2002

Northrop Grumman Corporation and Subsidiaries

Part II.    OTHER INFORMATION

Item 1. Legal Proceedings

U.S. ex rel Jordan v. Northrop Grumman Corporation

As previously reported, in October 1999, the company was served with a fifth amended complaint that was filed by the government in the United States District Court of the Central District of California in this action, which was commenced in May 1995. The complaint alleges that the company violated the False Claims Act by knowingly supplying BQM-74C aerial target drones that contained various defective components between 1988 and 1998. The government seeks to recover damages up to $213 million plus pre-judgment interest and penalties under theories of fraud, payment by mistake, unjust enrichment, breach of warranty and breach of contract. Damages awarded pursuant to the False Claims Act may be trebled by the court. The company intends to vigorously defend this matter. During the second quarter, the trial was postponed and no trial date is currently pending.

See the “Legal Proceedings” section of Form 10-K for the fiscal year ended December 31, 2001 for a description of previously reported matters.

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

Northrop Grumman Corporation and Subsidiaries

Item 4.    Submission of Matters to a Vote of Security Holders

a)	Annual Meeting –

The annual meeting of stockholders of Northrop Grumman Corporation was held May 15, 2002.

b)	Election of Directors –

The following Class II Director nominees were elected at the annual meeting:

Phillip Frost
Jay H. Nussbaum
John Brooks Slaughter

The Directors whose terms of office continue are:

John T. Chain, Jr.
Lewis W. Coleman
Vic Fazio
Kent Kresa
Charles R. Larson
Aulana L. Peters
Ronald D. Sugar

c)	The matters voted upon at the meeting and the results of each vote are as follows:

Directors:	Votes For	Votes Withheld
Phillip Frost	101,313,467	2,480,387

Jay H. Nussbaum	101,683,423	2,110,431

John Brooks Slaughter	101,306,556	2,487,298

	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Ratification of the appointment of Deloitte & Touche LLP as the company’s independent auditors	100,902,150	2,426,853	464,851

Proposal to approve the 2002 Incentive Compensation Plan	88,092,908	14,697,609	1,003,337

Proposal to amend Certificate of Incorporation to increase authorized shares of Common Stock	82,790,180	20,317,570	686,104

Shareholder Proposal regarding military activities in space	7,084,465	86,201,943	2,384,846	8,122,600

Shareholder Proposal regarding super majority vote	48,223,294	46,405,193	1,042,767	8,122,600

Northrop Grumman Corporation and Subsidiaries

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2
Agreement and Plan of Merger dated as of June 30, 2002 by and among TRW Inc., Northrop Grumman Corporation and Richmond Acquisition Corporation, filed as Annex A to the company’s S-4/A Registration Statement No. 333-83672 filed with the SEC on July 17, 2002 and incorporated herein by reference.

3.1
Restated Certificate of Incorporation of Northrop Grumman Corporation, filed as Exhibit C to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 4, 2002 and incorporated herein by reference.

10.1
The 2002 Incentive Compensation Plan of Northrop Grumman Corporation, filed as Exhibit B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 4, 2002 and incorporated herein by reference.

	*15	Letter from independent accountants regarding unaudited financial information.

(b)	Reports on Form 8-K

No report on Form 8-K were filed with the SEC during the quarter ended June 30, 2002.

*Filed with this Report

Northrop Grumman Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northrop Grumman Corporation (Registrant)

Date: July 30, 2002	By:	/S/ SANDRA J. WRIGHT
Sandra J. Wright Corporate Vice President and Controller

Date: July 30, 2002	By:	/S/ JOHN H. MULLAN
John H. Mullan Corporate Vice President and Secretary

II-4