Form 10-Q
period 2002-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2002-11-12
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002	Commission file number 1-16411

NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-4840775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

As of November 8, 2002

Common stock outstanding	113,139,190 shares
Preferred stock outstanding	3,500,000 shares

Northrop Grumman Corporation and Subsidiaries

Part I.     Financial Information

Item 1:    Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

$ in millions	(Unaudited) September 30, 2002	December 31, 2001

Assets:
Cash and cash equivalents	$462	$464
Accounts receivable, net of progress payments of $18,978 in 2002 and $15,064 in 2001	2,325	2,643
Inventoried costs, net of progress payments of $1,055 in 2002 and $896 in 2001	1,107	1,098
Deferred income taxes	103	36
Prepaid expenses and other current assets	140	125
Assets of businesses held for sale	550	1,207

Total current assets	4,687	5,573

Property, plant and equipment	4,187	3,732
Accumulated depreciation	(1,363)	(1,148)

Net property, plant and equipment	2,824	2,584

Goodwill, net of accumulated amortization of $730 and $730 in 2002 and 2001, respectively	8,056	7,903
Other purchased intangibles, net of accumulated amortization of $719 and $596 in 2002 and 2001, respectively	1,561	1,072
Prepaid retiree benefits cost and intangible pension asset	3,225	3,075
Benefit trust funds	266	433
Miscellaneous other assets, including deferred income taxes of $16 in 2002 and $2 in 2001	187	178

Total other assets	13,295	12,661

Total Assets	$20,806	$20,818

Northrop Grumman Corporation and Subsidiaries

$ in millions	(Unaudited) September 30, 2002	December 31, 2001

Liabilities and Shareholders’ Equity:
Notes payable to banks	$45	$30
Current portion of long-term debt	101	420
Trade accounts payable	804	982
Accrued employees’ compensation	741	827
Advances on contracts	878	842
Contract loss provisions	329	481
Income taxes payable and current deferred income taxes	786	472
Other current liabilities	868	908
Liabilities of businesses held for sale	131	138

Total current liabilities	4,683	5,100

Long-term debt	4,885	5,038
Accrued retiree benefits	2,244	1,927
Deferred income taxes	757	669
Other long-term liabilities	368	221
Minority interest	19	122
Mandatorily redeemable preferred stock	350	350
Paid-in capital
Preferred stock, 10,000,000 shares authorized; 3,500,000 shares issued and outstanding, reported above
Common stock, 800,000,000 shares authorized; issued and outstanding: 2002—113,163,878; 2001—108,556,081	4,870	4,451
Retained earnings	2,697	3,011
Unearned compensation	(13)	(18)
Accumulated other comprehensive loss	(54)	(53)

Total shareholders’ equity	7,500	7,391

Total Liabilities and Shareholders’ Equity	$20,806	$20,818

The accompanying notes are an integral part of these consolidated condensed financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

$ in millions, except per share	2002	2001	2002	2001

Product sales and service revenues	$4,214	$3,410	$12,376	$8,867
Cost of product sales and service revenues
Operating costs	3,440	2,911	10,157	7,314
Administrative and general expenses	461	259	1,239	844

Operating margin	313	240	980	709
Interest expense	(106)	(108)	(320)	(269)
Other, net	(9)	14	15	63

Income from continuing operations before income taxes and cumulative effect of accounting change	198	146	675	503
Federal and foreign income taxes	57	54	204	185

Income from continuing operations before cumulative effect of accounting change	141	92	471	318
Loss from discontinued operations, net of tax	(178)	(13)	(177)	(22)
Loss on disposal of discontinued operations, net of tax	(22)		(22)

Income (loss) before cumulative effect of accounting change	(59)	79	272	296
Cumulative effect of accounting change			(432)

Net income (loss)	$(59)	$79	$(160)	$296

Weighted average common shares outstanding, in millions	113.07	85.43	112.45	80.34

Basic earnings (loss) per common share
Continuing operations	$1.19	$1.00	$4.03	$3.81
Discontinued operations	(1.57)	(.15)	(1.58)	(.28)
Disposal of discontinued operations	(.20)		(.20)

Before cumulative effect of accounting change	(.58)	.85	2.25	3.53
Cumulative effect of accounting change			(3.83)

Basic earnings (loss) per common share	$(.58)	$.85	$(1.58)	$3.53

Diluted earnings (loss) per share
Continuing operations	$1.17	$1.00	$3.96	$3.77
Discontinued operations	(1.54)	(.16)	(1.55)	(.27)
Disposal of discontinued operations	(.19)		(.19)

Before cumulative effect of accounting change	(.56)	.84	2.22	3.50
Cumulative effect of accounting change			(3.78)

Diluted earnings (loss) per share	$(.56)	$.84	$(1.56)	$3.50

Dividends per common share	$.40	$.40	$1.20	$1.20

Dividends per mandatorily redeemable preferred share	$1.75	$1.75	$5.25	$3.44

The accompanying notes are an integral part of these consolidated condensed financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine months ended September 30,

$ in millions	2002	2001

Paid-in Capital
At beginning of year	$4,451	$1,200
Stock issued in purchase of businesses	308	1,123
Employee stock awards and options exercised	111	63

	4,870	2,386

Retained Earnings
At beginning of year	3,011	2,742
Net income (loss)	(160)	296
Cash dividends	(154)	(110)

	2,697	2,928

Unearned Compensation
At beginning of year	(18)
Issuance of unvested stock options		(23)
Amortization of unearned compensation	5	3

	(13)	(20)

Accumulated Other Comprehensive Loss
At beginning of year	(53)	(23)
Change in cumulative translation adjustment	(1)	4

	(54)	(19)

Total shareholders’ equity	$7,500	$5,275

The accompanying notes are an integral part of these consolidated condensed financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

$ in millions	2002	2001

Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$4,397	$988
Other collections	8,718	9,062
Proceeds from litigation settlement	220
Interest received	64	18
Income tax refunds received	54	12
Other cash receipts	21	16

Cash provided by operating activities	13,474	10,096

Uses of Cash
Cash paid to suppliers and employees	12,088	9,628
Interest paid	332	211
Income taxes paid	107	62
Other cash payments	15	3

Cash used in operating activities	12,542	9,904

Net cash provided by operating activities	932	192

Investing Activities
Payment for businesses purchased, net of cash acquired	(169)	(2,316)
Additions to property, plant and equipment	(289)	(224)
Proceeds from sale of property, plant and equipment	28	64
Collection of note receivable		148
Other investing activities, net	32	21

Net cash used in investing activities	(398)	(2,307)

Financing Activities
Proceeds from issuance of long-term debt		1,491
Borrowings under line of credit	508	1,258
Repayment of borrowings under line of credit	(492)	(450)
Principal payments of long-term debt/capital leases	(472)	(53)
Proceeds from issuance of stock	74	34
Dividends paid	(154)	(110)
Other financing activities, net		(64)

Net cash (used in) provided by financing activities	(536)	2,106

Decrease in cash and cash equivalents	(2)	(9)
Cash and cash equivalents balance at beginning of period	464	319

Cash and cash equivalents balance at end of period	$462	$310

Northrop Grumman Corporation and Subsidiaries

	Nine months ended September 30,

$ in millions	2002	2001

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net income (loss)	$(160)	$296
Adjustments to reconcile net income to net cash used
Depreciation	275	191
Amortization of intangible assets	123	278
Common stock issued to employees	38	7
Change in accounting principle	432
Goodwill impairment loss	186
Loss on disposal of discontinued operations, net of tax	22
Loss (gain) on disposals of property, plant and equipment	(2)	7
Retiree benefits expense (income)	29	(194)
Increase in
Accounts receivable	(3,377)	(354)
Inventoried costs	(256)	(297)
Prepaid expenses and other current assets	(14)	(17)
Increase (decrease) in
Progress payments	3,914	937
Accounts payable and accruals	(134)	(692)
Provisions for contract losses	(152)	(99)
Deferred income taxes	(515)	265
Income taxes payable	647	(108)
Retiree benefits	(145)	(56)
Other noncash transactions	28	35

Net cash provided by continuing operations	939	199

Net cash used in discontinued operations	(7)	(7)

Net cash provided by operating activities	$932	$192

Noncash Investing and Financing Activities:
Conversion of debt to equity	$3
Purchase of businesses
Fair value of assets acquired	$764	$7,874
Cash paid	(169)	(2,316)
Common stock issued	(308)	(1,123)
Mandatorily redeemable preferred stock issued		(350)

Liabilities assumed	$287	$4,085

The accompanying notes are an integral part of these consolidated condensed financial statements.

Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

$ in millions	2002	2001	2002	2001

Net Sales
Electronic Systems	$1,302	$1,186	$3,811	$3,086
Ships	1,101	528	3,335	1,077
Information Technology	1,098	1,047	3,063	2,653
Integrated Systems	807	718	2,443	2,217
Intersegment eliminations	(94)	(69)	(276)	(166)

Total Net Sales	$4,214	$3,410	$12,376	$8,867

Operating Margin (Loss)
Electronic Systems	$75	$99	$285	$220
Ships	64	(42)	238	(9)
Information Technology	89	53	179	125
Integrated Systems	83	74	275	218

Total segment operating margin	$311	$184	$977	$554
Adjustments to reconcile to total operating margin:
Royalty income reclassification	(2)	(6)	(12)	(13)
Unallocated corporate expenses	(21)	(19)	(57)	(58)
Unallocated state tax benefit (provision)	2	(7)	4	(21)
Pension income	23	88	68	247

Total Operating Margin	$313	$240	$980	$709

Contract Acquisitions
Electronic Systems	$1,873	$979	$4,434	$4,152
Ships	752	126	3,806	5,950
Information Technology	1,024	1,064	3,101	3,137
Integrated Systems	484	420	2,374	1,483
Intersegment eliminations	(80)	(46)	(246)	(181)

Total Contract Acquisitions	$4,053	$2,543	$13,469	$14,541

Funded Order Backlog
Electronic Systems			$6,536	$5,918
Ships			10,243	4,873
Information Technology			1,474	1,427
Integrated Systems			3,454	3,557
Intersegment eliminations			(219)	(122)

Total Funded Order Backlog			$21,488	$15,653

Northrop Grumman Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The unaudited consolidated condensed financial statements include the accounts of Northrop Grumman Corporation (the company) and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation. See the “Acquisitions” and “Discontinued Operations” footnotes contained herein for additional information.

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

Earnings per Share

Basic earnings per share from continuing operations before cumulative effect of accounting change are calculated by dividing income available to common shareholders from continuing operations before cumulative effect of accounting change by the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends.  Income available to common shareholders from continuing operations before cumulative effect of accounting change is calculated by reducing income from continuing operations before cumulative effect of accounting change by the amount of dividends accrued on mandatorily redeemable preferred stock.  Diluted earnings per share from continuing operations before cumulative effect of accounting change reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans and the dilutive effect of the equity security units.  Shares issuable pursuant to mandatorily redeemable preferred stock have not been included in the diluted earnings per share calculation because their effect is currently anti-dilutive.

               Basic and diluted earnings per share from continuing operations before cumulative effect of accounting change are calculated as follows:

Northrop Grumman Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,

$ in millions	2002	2001	2002	2001

Basic Earnings per Share
Income from continuing operations before cumulative effect of accounting change	$141	$92	$471	$318
Less preferred dividends	6	6	18	12

Income available to common shareholders from continuing operations before cumulative effect of accounting change	$135	$86	$453	$306

Weighted-average common shares outstanding, in millions	113.07	85.43	112.45	80.34

Basic earnings per share from continuing operations before cumulative effect of accounting change	$1.19	$1.00	$4.03	$3.81

Diluted Earnings per Share
Income from continuing operations before cumulative effect of accounting change	$141	$92	$471	$318
Less preferred dividends	6	6	18	12

Income available to common shareholders from continuing operations before cumulative effect of accounting change	$135	$86	$453	$306

Weighted-average common shares outstanding, in millions	113.07	85.43	112.45	80.34
Dilutive effect of stock options, awards and equity security units	2.14	.97	1.96	.69

Weighted-average diluted shares outstanding, in millions	115.21	86.40	114.41	81.03

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$1.17	$1.00	$3.96	$3.77

Goodwill and Other Purchased Intangible Assets

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach.  Impairment tests are required as of the company-determined measurement date and at the same time in subsequent years.  In accordance with the statement, amortization of goodwill, including goodwill recorded in past business combinations, ceased December 31, 2001.  During the second quarter of 2002, the company completed the first step of the required initial test for potential impairment of goodwill recorded at January 1, 2002.  The company used a discounted cash flow approach, corroborated by comparative market multiples, where appropriate, to determine the fair value of reporting units. The results indicated potential impairment only in the reporting units of the Component Technologies sector due to unfavorable market conditions.  During the third quarter of 2002, the company completed the measurement of the Component Technologies goodwill impairment as of January 1, 2002, and recorded a noncash charge of $432 million, which, in accordance with GAAP, is reported in the 2002 first quarter under the caption "Cumulative effect of accounting change."  This change had no effect on income (loss) before cumulative effect of accounting change in the first or second quarters of 2002, nor any effect on the results of 2001 as the appropriate adoption date is January 1, 2002.  First quarter 2002 net income declined $432 million, or $3.83 per diluted share, to a loss of $283 million, or $2.56 per diluted share.  The change had no effect on the results of the second quarter of 2002.

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

Northrop Grumman Corporation and Subsidiaries

               In 2001, goodwill and other purchased intangible assets were amortized on a straight-line basis over weighted average periods of 35 years and 14 years, respectively, with the exception of approximately $1.9 billion of goodwill resulting from the fourth quarter 2001 acquisitions of Newport News Shipbuilding Inc. (Newport News) and the Electronics and Information Systems Group of Aerojet-General Corporation (EIS), which was not amortized pursuant to the transitional guidance of SFAS No. 142.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

$ in millions	Electronic Systems	Ships	Information Technology	Integrated Systems	Component Technologies		Total

Balance as of January 1, 2002 (including discontinued operations)	2,590	3,308	1,109	938		723	8,668
Goodwill acquired during the period		322					322
Cumulative effect of accounting change						(432)	(432)
Goodwill impairment loss included in loss from discontinued operations						(186)	(186)
Goodwill transferred to assets of businesses held for sale	(40)					(111)	(151)
Fair value adjustments to net assets acquired	2	(181)	8			6	(165)

Balance as of September 30, 2002	$2,552	$3,449	$1,117	$938	$		$8,056

               In connection with the Newport News acquisition the company originally assigned an estimated value of $655 million of the purchase price to purchased intangible assets in the Ships segment, which was initially amortized on a straight-line basis over a weighted average period of 11 years.  During the second quarter of 2002, the company completed its evaluation of the fair value of these purchased intangible assets, which resulted in a value of $767 million and a weighted average useful life of 47 years.  See the “Acquisitions” footnote contained herein for additional information.  The table below summarizes the company’s aggregate purchased intangible assets as of September 30, 2002.

$ in millions	Carrying Amount	Accumulated Amortization

Contract and program intangibles	$2,220	$(674)
Other purchased intangibles	60	(45)

Total	$2,280	$(719)

               All of the company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted average period of 24 years.  Aggregate amortization expense for the nine months ended September 30, 2002, was $133 million, including $10 million of amortization expense reported in discontinued operations.  The table below shows expected amortization for the next five years:

$ in millions

Year Ended December 31
2002	$164
2003	161
2004	160
2005	151
2006	89

Northrop Grumman Corporation and Subsidiaries

               The table below shows reported and adjusted segment operating margin, total operating margin (loss), net income (loss) and earnings (loss) per share for the three months and nine months ended September 30, 2002, and 2001, reflecting the effects of the adoption of SFAS No. 142 and discontinued operations.

$ in millions	Three months September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Operating Margin(Loss)
Electronic Systems – as reported	$75	$99	$285	$220
Add back goodwill amortization		20		56

Electronic Systems – adjusted	75	119	285	276

Ships – as reported	64	(42)	238	(9)
Add back goodwill amortization		11		20

Ships – adjusted	64	(31)	238	11

Information Technology – as reported	89	53	179	125
Add back goodwill amortization		16		42

Information Technology – adjusted	89	69	179	167

Integrated Systems – as reported	83	74	275	218
Add back goodwill amortization		8		24

Integrated Systems– adjusted	83	82	275	242

Segment Operating Margin– as reported	311	184	977	554
Add back goodwill amortization		55		142

Segment Operating Margin – adjusted	$311	$239	$977	$696

Total Operating Margin – as reported	$313	$240	$980	$709
Add back goodwill amortization		55		142

Total Operating Margin– adjusted	$313	$295	$980	$851

Net Income (Loss)
As reported	$(59)	$79	$(160)	$296
Add back goodwill amortization, net of tax		48		129
Add back goodwill amortization in discontinued operations, net of tax		21		30

Adjusted	$(59)	$148	$(160)	$455

Basic Earnings (Loss) Per Share
As reported	$(.58)	$.85	$(1.58)	$3.53
Add back goodwill amortization, net of tax		.56		1.59
Add back goodwill amortization in discontinued operations, net of tax		.25		.37

Adjusted	$(.58)	$1.66	$(1.58)	$5.49

Diluted Earnings (Loss) Per Share
As reported	$(.56)	$.84	$(1.56)	$3.50
Add back goodwill amortization, net of tax		.56		1.59
Add back goodwill amortization in discontinued operations, net of tax		.24		.37

Adjusted	$(.56)	$1.64	$(1.56)	$5.46

Northrop Grumman Corporation and Subsidiaries

Discontinued Operations

In September 2002, Northrop Grumman entered into a definitive agreement to sell two of its Electronic Systems sector businesses, Electron Devices and Ruggedized Displays.  These sales were completed in October of 2002.  During the third quarter of 2002, the company concluded that the Component Technologies businesses did not fit with the company’s long-term plan and decided to sell the businesses.  The company expects to conclude the sale of these businesses within the next 12 months.   Therefore, the results of operations of these businesses are reported as discontinued operations, net of applicable income taxes, for all periods presented. In addition, the assets and liabilities of these businesses have been reclassified as held for sale. Loss from discontinued operations includes a goodwill impairment loss of $186 million.  The company reported an estimated after-tax loss on disposal of $22 million, which considers only those businesses that may be sold at a loss.  Gains realized on the sale of any of these businesses will be reported in the period in which their divestiture is complete.

               The results of operations for these businesses were as follows:

	Three months ended September 30,		Nine months ended September 30,

($ in millions)	2002	2001	2002	2001

Sales	$165	$195	$485	$387

Loss from discontinued operations	$(175)	$(13)	$(173)	$(18)
Income tax expense	(3)		(4)	(4)

Loss from discontinued operations, net of tax	$(178)	$(13)	$(177)	$(22)

Loss on disposal of discontinued operations	$(34)		$(34)
Income tax benefit	12		12

Loss on disposal of discontinued operations, net of tax	$(22)		$(22)

               The major classes of assets and liabilities for these businesses were as follows:

($ in millions)	September 30, 2002	December 31, 2001

Accounts receivable	$103	$103
Inventoried costs	103	85
Net property, plant and equipment	164	183
Goodwill, net of accumulated amortization	151	765
Other assets	29	71

Total assets	$550	$1,207

Trade accounts payable	$38	$38
Accrued employees’ compensation	20	20
Other liabilities	73	80

Total liabilities	$131	$138

Northrop Grumman Corporation and Subsidiaries

Acquisitions

In 2001, the company purchased Litton Industries, Inc. (Litton), EIS and 80.7 percent of Newport News.  On January 18, 2002, the company completed the acquisition of the remaining shares of Newport News and now owns 100 percent of Newport News.  Newport News is the nation’s sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two domestic companies capable of designing and building nuclear-powered submarines.  To complete the acquisition, the company issued 3.2 million shares of its common stock and paid cash for the balance of the Newport News shares.  In total, the company issued 16.6 million shares of its common stock in connection with the acquisition of Newport News.  These shares were valued at $95.22 per share for purchase accounting purposes.  In accordance with generally accepted accounting principles, this value was determined based on the average closing stock price of the company’s common stock from December 3, 2001, through December 7, 2001.  Following the completion of the acquisition, the company eliminated the 19.3 percent minority interest from its financial statements.

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

               These financial statements reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price and preliminary estimates of adjustments necessary to conform Newport News and EIS to the company’s accounting policies. The company is currently reviewing preliminary accounting conformance adjustments and preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts, legal contingencies, and property, plant, and equipment as well as its valuation studies for retiree benefits assets and liabilities. The final determination of the fair market value of assets acquired and liabilities assumed and preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts and legal contingencies.  The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements.   Adjustments to the purchase price allocations of Newport News and EIS are expected to be finalized within one year of the acquisitions and will be reflected in future filings.  There can be no assurance that such adjustments will not be material.

               In 2001, the company accrued $119 million in restructuring costs related to the acquisition of Litton.   These costs included $29 million to exit a business, $31 million to close down redundant facilities and $59 million to terminate and relocate employees. Of the total amount accrued, $5 million was expensed directly to the income statement and $114 million was accounted for as purchase accounting adjustments to the opening balance sheet of Litton. In the first quarter of 2002, the company accrued an additional $13 million of costs to close down redundant facilities in relation to this acquisition. For the nine months ended September 30, 2002, the company utilized $38 million of the balance sheet accrual. In addition, $1 million of the balance sheet accrual has been released to the income statement as it is no longer required. At September 30, 2002, $68 million of accrued restructure costs remained in other current liabilities.

Proposed Acquisition

On June 30, 2002, the company, TRW, Inc. (TRW) and a wholly-owned subsidiary of the company entered into a definitive merger agreement. Under the terms of the agreement, unanimously approved by the boards of directors (with one director absent in each case) of TRW and the company, the company will acquire TRW for approximately $60 per share in exchange for Northrop Grumman common stock, subject to a collar, in a transaction valued at approximately $7.8 billion, plus the assumption of TRW’s net debt at the time of closing.  The exact exchange ratio will be determined by dividing $60 by the average of the

Northrop Grumman Corporation and Subsidiaries

reported closing sale prices per share of the company’s common stock on the New York Stock Exchange for the five consecutive trading days ending on and including the second trading day prior to the closing of the merger.  The exchange ratio will not be less than 0.4348 nor more than 0.5357. If the actual average closing sale price of the company’s common stock is less than $112, TRW shareholders will receive less than $60 in value of Northrop Grumman common stock per share of TRW common stock, and if the actual average closing sale price of the company’s common stock is more than $138, TRW shareholders will receive more than $60 in value of Northrop Grumman common stock per share of TRW common stock.

               The company has filed a Form S-4 registration statement, which includes a joint proxy statement/prospectus relating to the proposed merger of a wholly-subsidiary of the company and TRW, which was declared effective on October 28, 2002.  In October 2002, the company and TRW announced a special meeting date of December 11, 2002, for their respective shareholders to vote on the companies’ proposed merger.

               After completion of the merger, the company plans to sell promptly TRW’s automotive business, or, alternatively, spin-off the business to Northrop Grumman shareholders.  There currently is no agreement with respect to the sale or spin-off of the automotive business and there can be no assurance of when a sale or spin-off will be consummated or what the terms of such a transaction will be. TRW’s previously announced agreement to sell its Aeronautical Systems business to Goodrich Corporation for $1.5 billion was completed on October 1, 2002.

               Following the close of the merger, TRW’s defense business initially will be operated as two separate sectors, reporting to the Office of the Chairman.  The company will work to integrate quickly TRW’s defense business operations.  The company foresees little change in employment levels in the defense business as a result of this transaction.

               The merger is subject to the approval of shareholders of both companies.  In October 2002, pre-merger approval was obtained from European agencies.  The company has agreed with the Justice Department not to close the proposed transaction without providing the department proper notice.  Such notice will be given no sooner than ten business days prior to the respective companies’ announced shareholder meetings.  The company expects to complete the merger in the fourth quarter of 2002.

               The company has incurred transaction costs of approximately $42 million through September 30, 2002, that include investment banking, filing, printing, proxy solicitation and legal fees in support of the offer and the merger.  If the merger is consummated, these costs will be allocated as part of the purchase price.  If the merger is not consummated, these costs will be expensed.  Forward-looking information contained in this Form 10-Q does not include statements pertaining to TRW.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities, which requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at its fair value in the period in which the liability is incurred.  This will be adopted January 1, 2003. Adoption of this statement is not expected to have a significant effect on the company’s financial position, results of operations or cash flows.

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

Northrop Grumman Corporation and Subsidiaries

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

Commitments and Contingencies

As previously reported in the company’s 2001 annual report and quarterly report for the first quarter of 2002, on March 13, 2002, a jury in Indianapolis, Indiana returned a verdict of approximately $31 million in favor of Allison Gas Turbine for cost overruns on the engine exhaust liner and trailing edge of a discontinued prototype aircraft from a competitive award process which occurred in the 1980s.  On May 3, 2002, the approximate sum of $37 million of pre-judgment interest was awarded in this matter.  The company expects to obtain substantial relief from the current adverse judgment in the case by an appeal, based upon substantive and procedural legal grounds. Previously, the company established a reserve in accordance with its expectation of the ultimate outcome.  The company believes that the jury’s award in the trial was not warranted by the law applicable to the case and should be overturned.  It is not possible at this time to predict the result of the appeal.

               On October 23, 2002, a jury in the Circuit Court of Maryland for Montgomery County rendered a verdict for breach of contract in favor of Fusion Lighting, Inc. against Northrop Grumman Corporation in the amount of $32.7 million. The action involved allegations that Northrop Grumman had misallocated certain intellectual property rights relating to electrode-less light bulbs by obtaining certain patents in 1999 and 2000. Northrop Grumman believes that it will obtain substantial relief from the adverse judgment on motion or appeal based upon substantive as well as procedural grounds. Based upon present expectations, the company does not believe that a reserve is warranted at this time. Northrop Grumman believes that the jury’s award in the trial was not warranted by the law applicable in the case and should be overturned. It is not possible at this time to predict the result of the appeal.

Northrop Grumman Corporation and Subsidiaries

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2002 results include the operations of Litton Industries, Inc. (Litton), acquired in the second quarter of 2001, Newport News Shipbuilding Inc. (Newport News) and the Electronics and Information Systems Group of Aerojet-General Corporation (EIS), both acquired in the fourth quarter of 2001.  These acquisitions are important components of the increase in sales, operating margin and income from continuing operations for 2002 compared with 2001.

               In September 2002, Northrop Grumman entered into a definitive agreement to sell two of its Electronic Systems sector businesses, Electron Devices and Ruggedized Displays.  These sales were completed in October of 2002.  During the third quarter of 2002, the company concluded that the Component Technologies businesses did not fit with the company’s long-term plan and decided to sell the businesses.  The company expects to conclude the sale of these businesses within the next 12 months.   As a result, the results of operations of these businesses are reported as discontinued operations, net of applicable income taxes, for all periods presented. In addition, the assets and liabilities of theses businesses have been reclassified as held for sale.  Loss from discontinued operations includes a goodwill impairment loss of $186 million.  The company reported an estimated after-tax loss on disposal of $22 million, which considers only those businesses that may be sold at a loss.  Gains realized on the sale of any of these businesses will be reported in the period in which their divestiture is complete.  For additional information see the “Discontinued Operations” footnote to the consolidated condensed financial statements contained in this report on Form 10-Q.

               Effective January 1, 2002, the company adopted SFAS No.142 – Goodwill and Other Intangible Assets, implemented required disclosure provisions and eliminated the amortization of goodwill.  In order to report on a comparable basis, 2001 operating results discussed herein have been adjusted to exclude goodwill amortization and are presented below. During the second quarter of 2002, the company completed the first step of the required initial test for potential impairment of goodwill recorded at January 1, 2002. The company used a discounted cash flow approach, corroborated by comparative market multiples, where appropriate, to determine the fair value of reporting units. The results indicated potential impairment only in the reporting units of the Component Technologies sector due to unfavorable market conditions. During the third quarter of 2002, the company completed the measurement of the Component Technologies goodwill impairment as of January 1, 2002, and recorded a noncash charge of $432 million, or $3.78 per diluted share, for the nine-month period ended September 30, 2002, which is reported in the caption “Cumulative effect of accounting change”.  For additional information see the “Goodwill and Other Purchased Intangible Assets” footnote to the consolidated condensed financial statements contained in this report on Form 10-Q.

Northrop Grumman Corporation and Subsidiaries

Comparable Measures of Performance

	Three months ended September 30,		Nine months ended September 30,

in millions, except per share	2002	2001	2002	2001

Segment operating margin (loss)
Electronic Systems	$75	$119	$285	$276
Ships	64	(31)	238	11
Information Technology	89	69	179	167
Integrated Systems	83	82	275	242

Total segment operating margin	$311	$239	$977	$696

Total operating margin	$313	$295	$980	$851
Income from continuing operations before cumulative effect of accounting change	$141	$140	$471	$447
Net Income (Loss)	$(59)	$148	$(160)	$455
Diluted Earnings Per Share from continuing operations before cumulative effect of accounting change	$1.17	$1.56	$3.96	$5.36
Diluted Earnings (Loss) Per Share	$(.56)	$1.64	$(1.56)	$5.46
Weighted average diluted shares outstanding	115.21	86.40	114.41	81.03

               Effective January 1, 2002, segment operating margin includes royalty income.  In the Consolidated Condensed Statements of Income, royalty income continues to be reported as Other Income.  Prior year segment data has been restated.

Measures of Sales and Performance

Sales for the third quarter 2002 increased 24 percent to  $4.2 billion and for the nine-month period of 2002 increased 40 percent to $12.4 billion, as compared with the same periods of 2001.  Foreign sales from continuing operations for the nine months ended September 30, 2002, totaled approximately $1.0 billion.  Sales for 2002 are expected to be between $16.5 billion and $17 billion and for 2003 are expected to be between $19 billion and $19.5 billion.  Sales by business area are outlined below.  Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Northrop Grumman Corporation and Subsidiaries

	Three months ended September 30,			Nine months ended September 30,

$ in millions	2002	2001		2002	2001

Electronic Systems
Aerospace Electronic Systems	$371		$323	$1,080		$945
C4ISR&N	370		296	967		837
Defensive Electronic Systems	170		177	563		405
Navigation Systems	159		208	484		381
Space Systems	103		42	324		133
Other	129		140	393		385

	$1,302		$1,186	$3,811		$3,086

Ships
Aircraft Carriers	$518	$		$1,488	$
Surface Combatants	216		219	596		433
Amphibious and Auxiliary	196		146	585		316
Submarines	130			415
Commercial and International	15		158	169		287
Services and Other	56		38	165		79
Intrasegment Eliminations	(30)		(33)	(83)		(38)

	$1,101		$528	$3,335		$1,077

Information Technology
Government Information Technology	$696		$668	$1,972		$1,580
Enterprise Information Technology	195		195	500		544
Technology Services	172		149	486		423
Commercial Information Technology	54		58	160		165
Intrasegment Eliminations	(19)		(23)	(55)		(59)

	$1,098		$1,047	$3,063		$2,653

Integrated Systems
Air Combat Systems	$465		$363	$1,422		$1,177
Airborne Early Warning/Electronic Warfare	200		178	555		530
Airborne Ground Surveillance/Battle Management	140		175	466		516
Intrasegment Eliminations	2		2			(6)

	$807		$718	$2,443		$2,217

Intersegment eliminations	(94)		(69)	(276)		(166)

Total sales	$4,214		$3,410	$12,376		$8,867

Northrop Grumman Corporation and Subsidiaries

               Sales at Electronic Systems were 10 percent higher in the third quarter and 23 percent higher in the nine-month period of 2002 as compared to the same periods of 2001.  Operating margin for the third quarter decreased 37 percent compared to the 2001 third quarter adjusted operating margin and was 3 percent higher in 2002 in contrast to the 2001 nine-month period.   Sales and operating margin exclude Electron Devices and Ruggedized Displays, as the results of these units are included in discontinued operations.  Year-to-date results in the sector for sales and operating margin reflect the impact of the Litton acquisition in the Aerospace Electronic Systems, C4ISR&N and Defensive Electronic Systems business areas, as well as the impact of the EIS acquisition included in the Space Systems business area.  Results for the third quarter and nine-month periods of 2002 as compared to 2001 also reflect increased sales in the Aerospace Electronic Systems business area from the Wedgetail, F-35 and F-22 programs, partially offset by a decrease in commercial air transport sales in the Navigation Systems business area in the second and third quarters of 2002.  The Electronic Systems sector recorded a third quarter 2002 pre-tax charge of $65 million on the F-16 Block 60 combat avionics program, which is included in the Aerospace Electronic Systems business area, offsetting margin improvements across the sector.  The charge results from increased costs associated with the complexity of the final design for the integrated electronic warfare system portion of the sensor suite being delivered for the Block 60 aircraft.  The complexity of the design, finalized during the third quarter 2002, and the associated material costs, exceeds that of the originally proposed configuration.  The contract, which is currently in the EMD and transition to production phases, is expected to be completed in 2007.  The forecast for Electronic Systems operating margin for 2002 is approximately 8.2 percent of sales, which is expected to be approximately $5.4 billion.  For 2003 management expects double-digit sales growth and operating margin between 9.5 percent and 10 percent of sales.

               The Ships segment, which includes the aggregated financial results of the Newport News and Ship Systems sectors, generated sales and operating margin increases as a result of the Newport News and Litton acquisitions.  Upon completion of a comprehensive third quarter review of the estimated costs to complete the three remaining Polar Tanker ships, Ships segment recorded a 2002 third quarter pretax charge of $87 million to operating margin. The increased estimate to complete reflects a reduced learning curve experience ship to ship as well as one-time schedule penalties. The third ship is scheduled for delivery in the second quarter of 2003 and the fourth ship, which is approximately 50 percent complete, is planned for delivery in 2004. The fifth ship, which is approximately 15 percent complete, is now planned for delivery in the first half of 2005, rather than in the last quarter of 2004, in order to affect the most economical build plan. The $87 million charge taken in the third quarter of 2002 is consistent with this revised scheduled. Also during the quarter, the company reached an agreement to sell the partially completed structures and material associated with its cancelled commercial cruise ship program to Norwegian Cruise Line and successfully concluded negotiations on the majority of the program’s vendor terminations resulting in a pretax adjustment of $69 million to reverse previously established reserves.  Last year’s third quarter results include a pretax charge to operating margin of $60 million on the commercial cruise ship program.  Presently, Ships 2002 operating margin is expected to be approximately 7.5 percent to 8.0 percent on sales of $4.2 billion to $4.4 billion.  Next year sales are expected to reflect double-digit growth with operating margin trending up between 8 percent and 8.5 percent of sales.

               Information Technology sales were 5 percent higher in the third quarter and 15 percent higher in the nine-month period of 2002 versus the same periods of 2001 driven by increased sales in the Government Information Technologies business area. Sales growth in the first nine months of 2002 over 2001 is due, in part to businesses added in the Litton acquisition.  Operating margin in the third quarter and nine-month periods of 2002 increased 29 percent and 7 percent, respectively, over the same periods of 2001. Third quarter 2002 operating margin includes a $20 million favorable pre-tax adjustment resulting from the restructuring of a contract included in the Technology Services business area.  Year-to-date 2002 results also include a $16 million charge recorded on the contract with Oracle relating to Oracle’s Enterprise License Agreement with the State of California.  In July 2002, Northrop Grumman and Oracle rescinded the contract with the state.  Information Technology sales for

Northrop Grumman Corporation and Subsidiaries

2002 are expected to be approximately $4.2 billion, and operating margin as a percentage of sales is expected to be between 5.5 percent and 6.0 percent.  For 2003, sales are expected to increase approximately 10 percent with operating margin as a percent of sales approaching 6 percent.

               Sales for Integrated Systems increased 12 percent in the third quarter and 10 percent in the nine-month period of 2002 as compared to the 2001 periods, reflecting higher F-35 and unmanned vehicle sales.  Operating margin for the 2002 third quarter increased 1 percent and for the nine-month period increased 13 percent as compared to the same periods of 2001.  Last year’s third quarter and nine-month results included a $20 million positive adjustment for Joint STARS and downward cumulative margin rate adjustments on unmanned vehicle contracts totaling $10 million.  Integrated Systems sales for 2002 are expected to be slightly more than $3.2 billion with operating margin as a percentage of sales of approximately 10 percent.  For 2003, sales are expected to increase at a double-digit pace due to the ramp up of development programs such as the F-35 with operating margin as a percentage of sales declining accordingly to between 8 percent and 8.5 percent.

               Operating margin included pension income of $23 million and $68 million in the third quarter and year-to-date periods of 2002, respectively, down from the $88 million and $247 million reported in the 2001 periods.  Pension income for 2002 is expected to be approximately $90 million. Due to poor performance in the equity markets and historically low interest rates, the company has experienced declines in the fair value of pension assets and may incur significant pension expense in 2003.  It is not possible at this time to determine the amount of 2003 pension expense, as it is dependent upon actual asset values of the plans at December 31, 2002, and the 2003 actuarial assumptions.  Cash contributions to the plans in 2003 are not expected to vary materially from the 2002 levels, regardless of this year’s actual return on plan assets or changes, if any, in actuarial assumptions for computing pension expense for 2003. Additionally, if on a plan-by-plan basis the value of pension assets is less than the accumulated pension benefit obligation at December 31, 2002, the company will be required to recognize an additional minimum pension liability and a noncash after tax reduction to shareholders’ equity of at least $1 billion.  The actual amount, if any, will be determined based upon pension asset and liabilities balances at December 31, 2002.  The adjustment would not impact the company’s income statement or cash flow and is not expected to materially affect the company’s ability to comply with its bank covenants.

               Unallocated corporate expenses, which are reflected in operating margin, were $21 million for the third quarter and $57 million for the nine month period of 2002, as compared to $19 million and $58 million for the respective 2001 periods.  The 2001 year-to-date period included a $17 million payment to a charitable foundation.

               The decrease in other income in the 2002 periods compared to the 2001 periods is primarily due to interest earned in 2001 on excess cash and on a note received in partial payment for the sale of the company’s commercial aerostructures business.  The note was collected in the second half of 2001.   The third quarter of 2002 includes additional legal costs of $12 million related to the Honeywell settlement agreement, reflected in the caption “Other, net.”

               Interest expense for the third quarter of 2002 decreased to $106 million from $108 million in the third quarter of 2001 principally due to a lower average outstanding debt balance.  On a year-to-date basis, 2002 interest expense exceeds the 2001 amount as a result of increased debt resulting from the Litton acquisition.

               The company’s effective tax rate declined to 29 percent and 30 percent for the quarterly and nine-month periods ended September 30, 2002, respectively, from 37 percent in the comparable 2001 periods.  The decreased rates reflect the elimination of goodwill amortization, most of which is non-deductible, upon adoption of SFAS No. 142.

               Third quarter and nine-month 2002 income from continuing operations, net of tax was $141 million and $471 million, respectively, or $1.17 and $3.96 per share, compared with 2001 adjusted income from continuing operations of $140 million and $447 million, or $1.56 and $5.36 per share, for the same periods of 2001.  The comparable per share declines include a substantial

Northrop Grumman Corporation and Subsidiaries

decrease in pension income and increase in the number of shares outstanding.  Third quarter and year-to-date 2002 diluted earnings per share are based on weighted average diluted shares outstanding of 115.21 million and 114.41 million, respectively, as compared to 86.40 million and 81.03 million shares in the respective 2001 periods.

Contract Acquisitions

Contract acquisitions totaled $4.1 billion for the third quarter of 2002 compared with $2.5 billion reported for the same period a year ago, and $13.5 billion in the 2002 nine-month period as compared to $14.5 billion in the 2001 nine-month period.  Last year’s second quarter results included $7.5 billion of funded order backlog acquired in the Litton transaction.  Electronic Systems reported contract acquisitions of $4.4 billion in the nine-month period of 2002 reflecting the acquisitions of the Litton and EIS businesses and higher F-35 and F-22 funding.  In the nine-month period Ships reported contract acquisitions of $3.8 billion resulting from the funding of Virginia-class submarines, LHD 8, and refueling and overhaul of the carrier USS Eisenhower.  Also during the 2002 year-to-date period, Ships won two significant programs, DD(X), the Navy’s advanced 21st century family of surface combatants, and Deepwater, the Coast Guard’s modernization program, which together  comprise $239 million of funded order backlog at the end of the third quarter.  In June 2002 ships signed a Memorandum of Understanding (MOU) with the U.S. Navy and General Dynamics’ Bath Iron Works to reallocate construction responsibilities for the San Antonio (LPD 17) class amphibious assault ships and certain USS Arleigh Burke (DDG 51) class Aegis guided missile destroyers.  As a result of this agreement, Ship Systems Sector will assume responsibility for the construction of all 12 San Antonio class LPDs, and will also assume responsibility for the program’s life cycle support.  In exchange, Bath Iron Works will construct DDG 102, a contract that was won by Ship Systems in December 2001. Bath Iron Works will also be awarded additional DDG work as determined by the Department of the Navy. Information Technology reported contract acquisitions of $3.1 billion, principally in the Government Information Technology business area.  Integrated Systems reported $2.4 billion in contract acquisitions, reflecting higher F/A-18E/F and unmanned vehicle systems funding.  The company’s funded order backlog at September 30, 2002, increased to $21.5 billion from $15.7 billion reported a year earlier.

Liquidity and Capital Resources

In the nine-month period of 2002 the company produced cash from operations of $932 million compared with $192 million for the same period last year including the collection of the balance of the Honeywell settlement of $220 million in the third quarter of 2002.  In accordance with the settlement agreement, the company also received $220 million in the fourth quarter of 2001.  Working capital declined $469 million in the nine-month period of 2002, which is the result of normal fluctuations in timing of receipts and disbursements, working down advances on contracts, and payments associated with acquired businesses.  During the first quarter of 2002 the company paid off long-term debt of $427 million acquired in the Newport News acquisition.    The company’s net debt at September 30, 2002, was $4.6 billion, down from the $5.0 billion reported at December 31, 2001, due in part to use of cash from operations to reduce principal amounts outstanding.  During the fourth quarter the company completed the sale of Electron Devices and Ruggedized Displays for cash. The company currently expects to generate more than  $500 million in cash available to pay down debt this year.    For the remainder of 2002, cash generated from operations supplemented by borrowings under credit facilities are expected to be sufficient to service debt, finance capital expenditures and continue paying dividends to the company’s shareholders.  Upon completion of the B-2 EMD contract, federal and state income taxes deferred since the inception of the contract in 1981 will become payable.  The contract is expected to be completed in the fourth quarter of 2002 with related federal taxes of approximately $1 billion payable in March 2003.  The company plans to use cash generated from operations and sales of assets, supplemented by additional borrowings under the credit

Northrop Grumman Corporation and Subsidiaries

facility and/or additional funds raised from public or private capital markets to pay these taxes.  The IRS is presently completing its audits of the B-2 program through the tax years ending December 31, 2002.  Upon completion of these audits, the IRS may adopt a position that the B-2 program was completed in a year prior to 2002, which would create the potential for additional interest expense.  Although it is not possible to predict the outcome of the tax audits at this time, management believes that its tax accounting for the B-2 program reflects the appropriate timing of contract completion.

Proposed TRW merger

On June 30, 2002, the company, TRW, Inc. (TRW) and a wholly-owned subsidiary of the company entered into a definitive merger agreement. Under the terms of the agreement, unanimously approved by the boards of directors (with one director absent in each case) of TRW and the company, the company will acquire TRW for approximately $60 per share in exchange for Northrop Grumman common stock, subject to a collar, in a transaction valued at approximately $7.8 billion, plus the assumption of TRW’s net debt at the time of closing.  The exact exchange ratio will be determined by dividing $60 by the average of the reported closing sale prices per share of the company’s common stock on the New York Stock Exchange for the five consecutive trading days ending on and including the second trading day prior to the closing of the merger.  The exchange ratio will not be less than 0.4348 nor more than 0.5357. If the actual average closing sale price of the company’s common stock is less than $112, TRW shareholders will receive less than $60 in value of Northrop Grumman common stock per share of TRW common stock, and if the actual average closing sale price of the company’s common stock is more than $138, TRW shareholders will receive more than $60 in value of Northrop Grumman common stock per share of TRW common stock.

               The company has filed a Form S-4 registration statement, which includes a joint proxy statement/prospectus relating to the proposed merger of a wholly-subsidiary of the company and TRW, which was declared effective on October 28, 2002.  In October 2002, the company and TRW announced a special meeting date of December 11, 2002, for their respective shareholders to vote on the companies proposed merger.

               After completion of the merger, the company plans to sell promptly TRW’s automotive business, or, alternatively, spin-off the business to Northrop Grumman shareholders.  There currently is no agreement with respect to the sale or spin-off of the automotive business and there can be no assurance of when a sale or spin-off will be consummated or what the terms of such a transaction will be. TRW’s previously announced agreement to sell its Aeronautical Systems business to Goodrich Corporation for $1.5 billion was completed on October 1, 2002.

               Following the close of the merger, TRW’s defense business initially will be operated as two separate sectors, reporting to the Office of the Chairman.  The company will work to integrate quickly TRW’s defense business operations.  The company foresees little change in employment levels in the defense business as a result of this transaction.

               The merger is subject to the approval of shareholders of both companies.  In October 2002, pre-merger approval was received from European agencies.  The company has agreed with the Justice Department not to close the proposed transaction without providing the department proper notice.  Such notice will be given no sooner than ten business days prior to the respective companies’ announced shareholder meetings.  The company expects to complete the merger in the fourth quarter of 2002.

               The company has incurred transaction costs of approximately $42 million through September 30, 2002, that include investment banking, filing, printing, proxy solicitation and legal fees in support of the offer and the merger.  If the merger is consummated, these costs will be allocated as part of the purchase price.  If the merger is not consummated, these costs will be expensed.  Forward-looking information contained in this Form 10-Q does not include statements pertaining to TRW.

Northrop Grumman Corporation and Subsidiaries

Financial Accounting Standards

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities, which requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at its fair value in the period in which the liability is incurred. This will be adopted January 1, 2003. Adoption of this statement did not have a significant effect on the company’s financial position, results of operations or cash flows.

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

Forward-Looking Information

Certain statements and assumptions in this Management’s Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q contain or are based on “forward-looking” information (that Northrop Grumman believes to be within the definition in the Private Securities Litigation Reform Act of 1995) and involve risks and uncertainties.  Such “forward-looking” information includes, among other things, the statements as to the impact of the proposed acquisition of TRW on revenues and earnings.  Such statements are subject to numerous assumptions and uncertainties, many of which are outside Northrop Grumman’s control. These include, among others, completion of the merger with TRW and related governmental regulatory processes, Northrop Grumman’s ability to successfully integrate the operations of TRW and a successful transaction or other resolution with respect to the TRW automotive sector.  These assumptions also include Northrop Grumman’s future revenues, expected program performance and cash flows, the outcome of contingencies including timing and amounts of tax payments, litigation, environmental remediation, divestitures of businesses, anticipated costs of capital investments and performance of pension fund assets.  Northrop Grumman’s operations are subject to various additional risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies; actual outcomes are dependent upon a variety of  factors, including, without limitation, Northrop Grumman’s successful performance of internal plans; successful negotiations of contracts with labor unions; government customers’ budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; acquisition or termination of

Northrop Grumman Corporation and Subsidiaries

government contracts; the outcome of political and legal processes including pending litigation and other loss contingencies; legal, financial, and governmental risks related to international transactions and global needs for military aircraft, military and civilian electronic systems and support, business disruption from labor strikes, acts of God or terrorism, information technology; naval vessels, space systems and related technologies, as well as other economic, political and technological risks and uncertainties and other risk factors set out in Northrop Grumman’s filings from time to time with the Securities and Exchange Commission, including, without limitation, Northrop Grumman’s reports on Form 10-K and Form 10-Q.  Additional information regarding these factors is contained in the company’s other SEC filings, including without limitation, the company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Form S-4 originally filed on March 4, 2002, and amended from time to time.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates.  Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit facility, short-term investments, and long-term notes receivable.  Substantially all borrowings are fixed-rate long-term debt obligations, significant portions of which are not callable until maturity.  The company’s sensitivity to a 1 percent change in interest rates is tied to its $2.5 billion credit facility, which has no balance outstanding at September 30, 2002.  The estimated expense would be 1 percent of any outstanding balance.  The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations.  At September 30, 2002, no interest rate swap agreements were in effect.  The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies.  Foreign currencies are traditionally converted to U.S. dollars upon receipt to limit currency fluctuation exposures.  At September 30, 2002, the amount of foreign currency forward contracts outstanding was not material.  The company does not consider the market risk exposure relating to foreign currency exchange to be material.  The company does not hold or issue derivative financial instruments for trading purposes.  Standby letters of credit are used by the company to guarantee future performance on its contracts.

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  Registrant’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated Registrant’s disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q and have concluded that these controls and procedures are designed to ensure that information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is accumulated and communicated to Registrant’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The principal executive officer and the principal financial officer have also concluded based upon their evaluation that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.

Northrop Grumman Corporation and Subsidiaries

(b)

Changes in internal controls.  There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Northrop Grumman Corporation and Subsidiaries

INDEPENDENT ACCOUNTANTS’ REPORT
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2002, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related consolidated condensed statements of cash flows and statements of changes in shareholders’ equity for the nine months ended September 30, 2002 and 2001.  These financial statements are the responsibility of the Corporation’s management.

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

               We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended prior to restatement for discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (not presented herein); and in our report dated February 18, 2002, except for the subsequent events footnote, as to which the date is March 18, 2002, we expressed an unqualified opinion on those consolidated financial statements.  We also audited the adjustments described in the Discontinued Operations footnote applied to restate the December 31, 2001 consolidated balance sheet of Northrop Grumman Corporation and subsidiaries (not presented herein).  In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the restated consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP Los Angeles, California November 11, 2002

Northrop Grumman Corporation and Subsidiaries

Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

See the “Legal Proceedings” section of Form 10-K for the fiscal year ended December 31, 2001 and the Forms 10-Q for the quarters ended March 31 and June 30, 2002 for a description of previously reported matters.

Honeywell

As previously reported, pursuant to a settlement reached in December 2001, Honeywell, Inc. (“Honeywell”) paid the company $220,000,000 on December 24, 2001 and an additional $220,000,000 on July 1, 2002 to settle all claims related to the patent and anti-trust litigation filed by Litton against Honeywell in 1990.

Environmental Matters

As previously reported, the AirTron division of Litton was notified by the New Jersey Department of Environmental Protection (NJDEP) of alleged effluent limitation violations (treated process waste water).  On September 23, 2002, the AirTron division entered into a settlement agreement with NJDEP for the alleged violations occurring between October 1, 1999 and November 30, 2001, and paid civil administrative penalties in the amount of $124,000.  NJDEP and the AirTron division entered into the settlement agreement without any admission of law or fact by either party.

               See the “Legal Proceedings” section of Form 10-K for the fiscal year ended December 31, 2001 and the Forms 10-Q for the quarters ended March 31 and June 30, 2002 for a description of previously reported matters.

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

Other Recent Developments

On September 20, 2002, the staff of the Securities and Exchange Commission advised Northrop Grumman telephonically, and confirmed by letter dated September 27, 2002, that it was considering recommending to the Commission that civil injunctive proceedings be initiated against Northrop Grumman pertaining to alleged failures to update disclosures in the joint proxy statement and prospectus issued by Northrop Grumman and Lockheed Martin Corporation on January 22, 1998 in connection with a meeting of Northrop Grumman’s shareholders to approve the then-proposed (but subsequently abandoned) merger of the two companies. The allegations that the staff has suggested it would advance-that Northrop Grumman should have updated the joint proxy statement and prospectus to disclose additional information about the status of the Department of Justice’s antitrust review of the proposed transaction.  This allegation appears to be substantially similar to those raised in certain private actions brought against Northrop Grumman pursuant to the federal securities laws which were dismissed in federal court on Northrop Grumman’s motion. Northrop Grumman believes that the Commission should not commence an action against it, and has urged and continues to urge that the Commission not do so. As is typically the case in the context of potential governmental

Northrop Grumman Corporation and Subsidiaries

proceedings, Northrop Grumman cannot provide any assurance that the Commission will not commence an action, or that if an action were to be commenced, Northrop Grumman ultimately would prevail. However, Northrop Grumman does not currently anticipate that any Commission action in this regard would have a material adverse effect on its business, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3	Bylaws of Northrop Grumman Corporation, filed as Exhibit 3.4 to the company’s Registration Statement No. 333-83672 filed by the company on September 13, 2002 and incorporated herein by reference.

10.1

Form of Notice of Grant of Non-Qualified Stock Options and Option Agreement under the Northrop Grumman Corporation 2001 Long-Term Incentive Stock Plan, filed as Exhibit 10.41 to the company’s Registration Statement No. 333-83672 filed by the company on September 13, 2002 and incorporated herein by reference.

10.2

Form of Notice of Grant of Restricted Performance Stock Rights and Rights Agreement under the Northrop Grumman Corporation 2001 Long-Term Incentive Stock Plan, filed as Exhibit 10.42 to the company’s Registration Statement No. 333-83672 filed by the company on September 13, 2002 and incorporated herein by reference.

10.3

Notice of Grant of Non-Qualified Stock Options and Option Agreement of Kent Kresa, dated August 20, 2002 under the Northrop Grumman Corporation 2001 Long-Term Incentive Stock Plan, filed as Exhibit 10.43 to the company’s Registration Statement No. 333-83672 filed by the company on September 13, 2002 and incorporated herein by reference.

10.4

Notice of Grant of Restricted Performance Stock Rights and Rights Agreement of Kent Kresa, dated August 20, 2002 under the Northrop Grumman Corporation 2001 Long-Term Incentive Stock Plan, filed as Exhibit 10.44 to the company’s Registration Statement No. 333-83672 filed by the company on September 13, 2002 and incorporated herein by reference.

	*15	Letter from independent accountants regarding unaudited financial information.

* Filed with this Report

Northrop Grumman Corporation and Subsidiaries

(b)	Reports on Form 8-K

A report on Form 8-K was dated and filed August 5, 2002 by Northrop Grumman Corporation, which filed pursuant to Items 7 and 9 certifications of its Chairman and Chief Executive Officer and Corporate Vice President and Chief Financial Officer in connection with its Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2002.  Such certifications were filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A report on Form 8-K was dated and filed August 12, 2002 by Northrop Grumman Corporation, which filed pursuant to Items 7 and 9 sworn statements of its Chairman and Chief Executive Officer and Corporate Vice President and Chief Financial Officer required by Securities and Exchange Commission Order File No. 4-460 pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

Northrop Grumman Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northrop Grumman Corporation (Registrant)

Date:	November 12, 2002	By:	/s/ SANDRA J. WRIGHT

Sandra J. Wright Corporate Vice President and Controller

Date:	November 12, 2002	By:	/s/ JOHN H. MULLAN

John H. Mullan Corporate Vice President and Secretary

Northrop Grumman Corporation and Subsidiaries

CERTIFICATION

I, Kent Kresa, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northrop Grumman Corporation (“registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ KENT KRESA

Kent Kresa Chairman and Chief Executive Officer

Northrop Grumman Corporation and Subsidiaries

CERTIFICATION

I, Richard B. Waugh, Jr., Corporate Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northrop Grumman Corporation (“registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ RICHARD B. WAUGH, JR.

Richard B. Waugh, Jr. Corporate Vice President and Chief Financial Officer