Form 10-Q
period 2003-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2003-05-14
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

or

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

As of May 7, 2003

Common stock outstanding	182,908,817 shares
Preferred stock outstanding	3,500,000 shares

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
$ in millions	March 31, 2003	December 31, 2002

Assets:

Cash and cash equivalents	$408	$1,412

Accounts receivable, net of progress payments of $17,502 in 2003 and $16,152 in 2002	3,132	2,889
Inventoried costs, net of progress payments of $894 in 2003 and $988 in 2002	1,158	1,091
Deferred income taxes	660	662
Prepaid expenses and other current assets	170	160
Assets of businesses held for sale	408	9,621

Total current assets	5,936	15,835

Net property, plant and equipment	4,009	3,605

Goodwill	17,343	15,657
Other purchased intangibles, net of accumulated amortization of $817 in 2003 and $760 in 2002	1,843	2,553
Prepaid retiree benefits cost and intangible pension asset	3,540	3,618
Deferred income taxes	491	174
Miscellaneous other assets	1,195	824

Total other assets	24,412	22,826

Total Assets	$34,357	$42,266

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

	(Unaudited)
	March 31,	December 31,
$ in millions	2003	2002

Liabilities and Shareholders’ Equity:
Notes payable to banks	$80	$22
Current portion of long-term debt	196	203
Trade accounts payable	1,282	1,427
Accrued employees’ compensation	907	1,018
Advances on contracts	1,097	1,006
Contract loss provisions	457	453
Income taxes payable	292	1,237
Other current liabilities	1,428	1,414
Liabilities of businesses held for sale	137	4,593

Total current liabilities	5,876	11,373

Long-term debt	6,808	9,398
Accrued retiree benefits	5,977	5,942
Other long-term liabilities	690	742
Minority interest	139	139
Mandatorily redeemable preferred stock	350	350
Paid-in capital
Preferred stock, 10,000,000 shares authorized; 3,500,000 shares issued and outstanding, reported above
Common stock, 800,000,000 shares authorized; issued and outstanding: 2003 – 182,902,567; 2002 – 182,602,390	12,522	12,511
Retained earnings	3,044	2,870
Unearned compensation	(10)	(11)
Accumulated other comprehensive loss	(1,039)	(1,048)

Total shareholders’ equity	14,517	14,322

Total Liabilities and Shareholders’ Equity	$34,357	$42,266

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31, $ in millions, except per share	2003	2002

Product sales and service revenues	$5,866	$3,931
Cost of product sales and service revenues
Operating costs	4,963	3,260
Administrative and general expenses	575	358

Operating margin	328	313
Interest income	12	2
Interest expense	(144)	(109)
Other, net	17	10

Income from continuing operations before income taxes and cumulative effect of accounting change	213	216
Federal and foreign income taxes	39	67

Income from continuing operations before cumulative effect of accounting change	174	149
Income from discontinued operations, net of tax	80
Loss on disposal of discontinued operations, net of tax	(1)

Income before cumulative effect of accounting change	253	149
Cumulative effect of accounting change		(432)

Net income (loss)	$253	$(283)

Weighted average common shares outstanding, in millions	182.7	111.3

Basic earnings (loss) per common share
Continuing operations	$.92	$1.29
Discontinued operations	.43
Disposal of discontinued operations

Before cumulative effect of accounting change	1.35	1.29
Cumulative effect of accounting change		(3.88)

Basic earnings (loss) per common share	$1.35	$(2.59)

Diluted earnings (loss) per share
Continuing operations	$.91	$1.27
Discontinued operations	.43
Disposal of discontinued operations

Before cumulative effect of accounting change	1.34	1.27
Cumulative effect of accounting change		(3.83)

Diluted earnings (loss) per share	$1.34	$(2.56)

Dividends per common share	$.40	$.40

Dividends per mandatorily redeemable preferred share	$1.75	$1.75

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Three months ended March 31, $ in millions	2003	2002

Paid-in Capital
At beginning of year	$12,511	$4,451
Stock issued in purchase of businesses		306
Employee stock awards and options exercised	11	56

	12,522	4,813

Retained Earnings
At beginning of year	2,870	3,011
Net income (loss)	253	(283)
Cash dividends	(79)	(51)

	3,044	2,677

Unearned Compensation
At beginning of year	(11)	(18)
Amortization of unearned compensation	1	3

	(10)	(15)

Accumulated Other Comprehensive Loss
At beginning of year	(1,048)	(53)
Change in cumulative translation adjustment	9

	(1,039)	(53)

Total shareholders’ equity	$14,517	$7,422

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, $ in millions	2003	2002

Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$1,593	$269
Other collections	4,188	3,616
Interest received	12	2
Income tax refunds received	8	41
Other cash receipts	14	12

Cash provided by operating activities	5,815	3,940

Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	5,705	3,893
Interest paid	219	130
Income taxes paid	1,038	31
Other cash payments	9	2

Cash used in operating activities	6,971	4,056

Cash used in continuing operations	(1,156)	(116)
Cash provided by discontinued operations	44	17

Net cash used in operating activities	(1,112)	(99)

Investing Activities
Proceeds from sale of businesses, net of cash divested	3,305
Payment for businesses purchased, net of cash acquired	(23)	(161)
Additions to property, plant and equipment	(89)	(69)
Other investing activities, net	5	(1)
Discontinued operations	(67)	(3)

Net cash provided by (used in) investing activities	3,131	(234)

Financing Activities
Borrowings under lines of credit	758	403
Repayment of borrowings under lines of credit		(421)
Principal payments of long-term debt/capital leases	(3,366)
Proceeds from issuance of stock	5	51
Dividends paid	(79)	(51)
Discontinued operations	(341)	2

Net cash used in financing activities	(3,023)	(16)

Decrease in cash and cash equivalents	(1,004)	(349)
Cash and cash equivalents balance at beginning of period	1,412	464

Cash and cash equivalents balance at end of period	$408	$115

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Three months ended March 31, $ in millions	2003	2002

Reconciliation of Net Income (Loss) to Net Cash
Provided by Operating Activities:
Net income (loss)	$253	$(283)
Adjustments to reconcile net income (loss) to net cash used
Depreciation	116	85
Amortization of intangible assets	57	55
Common stock issued to employees	6	(2)
Change in accounting principle		432
Loss on disposal of discontinued operations, net of tax	1
Loss on disposals of property, plant and equipment	2	15
Decrease (increase) in
Accounts receivable	(1,631)	(1,325)
Inventoried costs	26	(168)
Prepaid expenses and other current assets	5	(43)
Increase (decrease) in
Progress payments	1,257	1,369
Accounts payable and accruals	(457)	(278)
Provisions for contract losses	2	(29)
Deferred income taxes	66	(175)
Income taxes payable	(974)	256
Retiree benefits	112	(41)
Other noncash transactions	3	16

Cash used in continuing operations	(1,156)	(116)
Cash provided by discontinued operations	44	17

Net cash used in operating activities	$(1,112)	$(99)

Noncash Investing and Financing Activities:
Sale of business
Note receivable, net of discount	$455
Investment in unconsolidated affiliate	170

Purchase of businesses
Fair value of assets acquired		$722
Cash paid		(161)
Common stock issued		(306)

Liabilities assumed		$255

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

SELECTED INDUSTRY SEGMENT INFORMATION

(Unaudited)

Three months ended March 31, $ in millions	2003	2002

Net Sales
Electronic Systems	$1,338	$1,201
Ships	1,201	1,077
Information Technology	1,092	929
Mission Systems	929
Integrated Systems	816	807
Space Technology	648
Intersegment eliminations	(158)	(83)

Total Net Sales	$5,866	$3,931

Operating Margin
Electronic Systems	$121	$90
Ships	75	67
Information Technology	62	50
Mission Systems	56
Integrated Systems	87	93
Space Technology	32

Total Segment Operating Margin	433	300
Adjustments to reconcile to total operating margin:
Unallocated expenses	(30)	(31)
Pension (expense) income	(140)	24
Reversal of CAS pension expense included above	71	26
Reversal of royalty income included above	(6)	(6)

Total Operating Margin	$328	$313

Contract Acquisitions
Electronic Systems	$1,578	$1,424
Ships	868	1,847
Information Technology	1,288	1,073
Mission Systems	1,276
Integrated Systems	1,637	1,310
Space Technology	767
Intersegment eliminations	(324)	(44)

Total Contract Acquisitions	$7,090	$5,610

Funded Order Backlog
Electronic Systems	$6,735	$6,120
Ships	10,028	10,542
Information Technology	1,785	1,580
Mission Systems	3,095
Integrated Systems	4,559	4,026
Space Technology	1,427
Intersegment eliminations	(352)	(188)

Total Funded Order Backlog	$27,277	$22,080

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The unaudited consolidated condensed financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All material intercompany accounts, transactions and profits are eliminated in consolidation. See the “Acquisitions” and “Discontinued Operations” footnotes contained herein for additional information.

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements and Independent Auditors’ Report contained in the company’s 2002 Annual Report.

Financial Statement Reclassification

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Earnings per Share

Basic earnings per share from continuing operations before cumulative effect of accounting change are calculated by dividing income available to common shareholders from continuing operations before cumulative effect of accounting change by the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Income available to common shareholders from continuing operations before cumulative effect of accounting change is calculated by reducing income from continuing operations before cumulative effect of accounting change by the amount of dividends accrued on mandatorily redeemable preferred stock. Diluted earnings per share from continuing operations before cumulative effect of accounting change reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. Shares issuable pursuant to mandatorily redeemable preferred stock and equity security units have not been included in the diluted earnings per share calculation because their effect is currently anti-dilutive.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Basic and diluted earnings per share from continuing operations before cumulative effect of accounting change are calculated as follows:

Three months ended March 31, $ in millions, except per share	2003	2002

Basic Earnings per Share
Income from continuing operations before cumulative effect of accounting change	$174	$149
Less preferred dividends	6	6

Income available to common shareholders from continuing operations before cumulative effect of accounting change	$168	$143

Weighted-average common shares outstanding, in millions	182.69	111.28

Basic earnings per share from continuing operations before cumulative effect of accounting change	$.92	$1.29

Diluted Earnings per Share
Income from continuing operations before cumulative effect of accounting change	$174	$149
Less preferred dividends	6	6

Income available to common shareholders from continuing operations before cumulative effect of accounting change	$168	$143

Weighted-average common shares outstanding, in millions	182.69	111.28
Dilutive effect of stock options and awards	1.57	1.48

Weighted-average diluted shares outstanding, in millions	184.26	112.76

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$.91	$1.27

Goodwill and Other Purchased Intangible Assets

The company accounts for goodwill under the impairment-only approach prescribed by Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets. Impairment tests are performed at least annually as of April 30, and more often as circumstances require. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded.

Goodwill and other purchased intangible assets balances are included in the identifiable assets of the segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment operating margin.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows:

$ in millions	Balance as of 1/01/03	Fair value adjustments to net assets acquired	Balance as of 3/31/03

Electronic Systems	$2,557	$43	$2,600
Ships	3,635		3,635
Information Technology	1,117		1,117
Mission Systems	3,705	1,959	5,664
Integrated Systems	938		938
Space Technology	3,705	(316)	3,389

Total	$15,657	$1,686	$17,343

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

In connection with the acquisition of TRW Inc. (TRW), the company has allocated a preliminary estimate of $380 million of the purchase price as purchased intangible assets using a preliminary weighted average life of 7 years. See the “Acquisitions” footnote contained herein for additional information. The table below summarizes the company’s aggregate purchased intangible assets as of March 31, 2003, and December 31, 2002.

	March 31, 2003		December 31, 2002

$ in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract and program intangibles	$2,598	$(770)	$3,253	$(714)
Other purchased intangibles	62	(47)	60	(46)

Total	$2,660	$(817)	$3,313	$(760)

All of the company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted average period of 22 years. Aggregate amortization expense for the three months ended March 31, 2003, was $57 million.

The table below shows expected amortization for the next five years:

$ in millions

Year Ended December 31
2003 (April 1 to December 31)	$171
2004	227
2005	218
2006	127
2007	114
2008	106

Discontinued Operations

Discontinued operations includes the January and February 2003 results of TRW Automotive (Auto), the sale of which was completed February 28, 2003, and the company’s remaining Component Technologies businesses. The company’s Condensed Consolidated Financial Statements and related footnote disclosures reflect the Auto and Component Technologies businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the assets and liabilities of these businesses have been reclassified as held for sale.

Proceeds received in the first quarter 2003 from the sale of Auto included $3.3 billion in cash, a $600 million face value payment-in-kind note, and a 19.6 percent investment in the new enterprise, valued at $170 million. The cash received was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained pending resolution of litigation. The payment-in-kind note, which matures in 2018 and bears interest at an effective yield of 11.7 percent per annum, was recorded at its fair value based on current market conditions of $455 million. Auto also assumed debt of approximately $250 million. Final valuation of the Auto transaction will occur upon settlement of purchase price adjustments, expected to be completed in the second quarter of 2003, and may result in additional adjustments. The company has retained certain liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW divested in 2002. The settlements of these liabilities are not expected to have a material effect on the company’s financial position, results of operations or cash flows.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Operating results of the discontinued businesses for the quarterly periods ended March 31, 2003 and 2002, respectively, are as follows:

Three months ended March 31, $ in millions	2003	2002

Sales	$2,046	$123

Income from discontinued operations	$123
Income tax expense	(43)

Income from discontinued operations, net of tax	$80

Loss on disposal of discontinued operations	$(1)
Income tax expense

Loss on disposal of discontinued operations, net of tax	$(1)

Tax rates vary between discontinued operations and the company’s effective tax rate due to the non-deductibility of goodwill for tax purposes.

The major classes of assets and liabilities for the discontinued businesses at March 31, 2003, and December 31, 2002, were as follows:

	March 31,	December 31,
($ in millions)	2003	2002

Current assets	$116	$2,161
Net property, plant and equipments	140	2,799
Goodwill and other purchased intangibles	149	4,117
Miscellaneous other assets	3	544

Assets of businesses held for sale	$408	$9,621

Accounts payable and other current liabilities	$ 87	$2,661
Long-term debt	1	229
Other long-term liabilities	49	1,703

Liabilities of businesses held for sale	$137	$4,593

Acquisitions

In December 2002, the company purchased 100 percent of the common stock of TRW. TRW’s defense business units are operated as two separate sectors, Mission Systems and Space Technology. In connection with the acquisition of TRW, the company entered into a formal stipulation and consent decree (Final Judgment) with the United States Department of Justice that was filed in the U.S. District Court for the District of Columbia on December 11, 2002. Key provisions of the consent decree are intended to assure that the merger will not impede fair and open competition related to certain electronic satellite payloads. The consent decree does not require the divestiture of any businesses and will permit the company to operate its businesses and those of TRW as planned.

The TRW acquisition is accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The financial statements and the information from which they were derived reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price and preliminary estimates of adjustments necessary to conform TRW to the company’s accounting policies. The company is currently reviewing preliminary accounting conformance adjustments and preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts, debt, environmental and other legal contingencies, restructuring activities, warranty liabilities, income taxes, insurance liabilities,

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

property, plant, and equipment, intangible assets, retiree benefits assets and liabilities, and any purchase price adjustments and retained liabilities associated with the Auto and Aeronautical Systems divestitures. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in the financial statements contained in this Form 10-Q. Adjustments to the purchase price allocations of TRW are expected to be finalized by the fourth quarter of 2003 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

The following unaudited pro forma condensed financial data for the quarters ended March 31, 2003, and March 31, 2002, are based upon the historical financial statements of the company and TRW adjusted to give effect to the TRW acquisition and the Auto and Aeronautical Systems divestitures as if all had occurred on January 1, 2002.

Three months ended March 31, $ in millions, except per share	(Pro-forma 2003)	(Pro-forma 2002)

Net sales	$5,866	$5,223
Net income from continuing operations before cumulative effect of accounting change	174	148
Net income (loss)	176	(284)
Basic earnings (loss) per share	.93	(1.61)
Diluted earnings (loss) per share	.92	(1.59)

Long-Term Debt

In March 2003, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), commenced offers to purchase any or all of certain designated outstanding Northrop Grumman Space & Mission Systems Corp. debt securities in a debt reduction plan expected to be completed by the end of the second quarter of 2003. In the first phase, approximately $2.4 billion in aggregate principal amount of outstanding debt securities had been tendered and accepted for purchase, for a total purchase price of approximately $2.9 billion, (including accrued and unpaid interest on the securities). In the second phase, through the first quarter of 2002, the company purchased on the open market approximately $438 million in aggregate principal amount for a total purchase price of $538 million (including accrued and unpaid interest on the securities) of Northrop Grumman Space & Mission Systems Corp. debt securities. Cash proceeds from the sale of Auto were used to complete these transactions, which contributed to the reduction of long-term debt to $6.8 billion at March 31, 2003, from the $9.4 billion reported at December 31, 2002.

Long-term debt at March 31, 2003, and December 31, 2002, consisted of the following:

$ in millions	March 31, 2003	December 31, 2002

Notes due 2003 to 2028, rates from 3.00% to 9.375%	$3,087	$5,946
Equity security unit notes due 2006, 7.25%	690	690
Debentures due 2016 to 2036, rates from 6.75% to 7.75%	2,429	2,826
Revolving credit facility, weighted average interest rate of 2.32%	700
Other indebtedness due 2004 to 2024, rates from 7.0% to 8.5%	98	139

	7,004	9,601
Less current portion	196	203

	$6,808	$9,398

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Stock-Based Compensation

The company applies Accounting Principles Board Opinion 25 – Accounting for Stock Issued to Employees and related Interpretations in accounting for awards made under the company’s stock-based compensation plans. When stock options are exercised, the amount of the cash proceeds to the company is recorded as an increase to paid-in capital. No compensation expense is recognized in connection with the company’s original grant of stock options. Compensation expense for restricted performance stock rights is estimated and accrued over the vesting period.

March 31, $ in millions, except per share	2003	2002

Net income (loss) as reported	$253	$(283)
Stock-based compensation, net of tax, included in net income (loss) as reported	7	9
Stock-based compensation, net of tax, that would have been included in net income (loss), if the fair value method had been applied to all awards	(14)	(16)

Pro-forma net income (loss) using the fair value method	$246	$(290)

Basic Earnings (Loss) Per Share
As reported	$1.35	$(2.59)
Pro-forma	$1.31	$(2.66)
Diluted Earnings (Loss) Per Share
As reported	$1.34	$(2.56)
Pro-forma	$1.30	$(2.63)

Had compensation expense been determined based on the fair value at the grant dates for stock option awards, consistent with the method of SFAS No. 123 – Accounting for Stock Based Compensation, net income, basic earnings (loss) per share, and diluted earnings (loss) per share would have been as shown in the table above. These amounts were determined using weighted-average per share fair values for market options granted in 2003 and 2002 of $31 and $27, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years and for 2003 and 2002, respectively, the following additional assumptions: dividend yield, 1.8 percent and 1.6 percent; expected volatility, 36 percent and 35 percent; and risk-free interest rate, 3.2 percent and 3.6 percent.

Minority Interest

As of December 31, 2002, TAI had outstanding 100,000 shares of Series A Convertible Preferred Stock (TAI Series A) and 30,000 shares of Series B Preferred Stock (TAI Series B). The company expects to redeem or repurchase all of the outstanding TAI Series A and Series B shares in the second quarter of 2003.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies and amends certain definitions and characteristics of derivative instruments contained in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, FIN 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and other existing pronouncements. Adoption of this statement will not have an effect on the company’s financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board issued FIN 46 – Consolidation of Variable Interest Entities an interpretation of ARB No. 51. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Application of this Interpretation will not have an effect on the company’s financial position, results of operations or cash flows.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

In November 2002, the Financial Accounting Standards Board issued FIN 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. Application of this Interpretation did not have a significant effect on the company’s financial position, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities, which requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at its fair value in the period in which the liability is incurred. This Statement was adopted January 1, 2003, and did not have a significant effect on the company’s financial position, results of operations or cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 – Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement becomes effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement was adopted January 1, 2003, and did not have a significant effect on the company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations

First quarter 2003 results include the operations of TRW Inc. (TRW), acquired in the fourth quarter of 2002. Operating results of the acquired TRW businesses are reported as the Mission Systems and Space Technology sectors of the company. This acquisition is an important component of the increase in sales, operating margin and net income for the 2003 first quarter compared with the first quarter of 2002.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

MEASURES OF PERFORMANCE

Sales for the first quarter of 2003 increased 49 percent to $5.9 billion as compared to $3.9 billion in the 2002 quarter. Sales for 2003 are expected to be between $25 billion and $26 billion. Sales by business area are outlined below. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Three months ended March 31, $ in millions	2003	2002

Electronic Systems
Aerospace Electronic Systems	$382	$310
C4ISR&N	279	254
Defensive Electronic Systems	214	179
Navigation Systems	183	166
Space Systems	110	116
Other	170	176

	1,338	1,201

Ships
Aircraft Carriers	470	479
Surface Combatants	321	189
Amphibious & Auxiliary	203	173
Submarines	132	131
Commercial & International	36	71
Services & Other	39	59
Intrasegment Eliminations		(25)

	1,201	1,077

Information Technology
Government Information Technology	697	602
Enterprise Information Technology	182	138
Technology Services	172	152
Commercial Information Technology	67	57
Intrasegment Eliminations	(26)	(20)

	1,092	929

Mission Systems
Command, Control & Intelligence	354
Federal & Civil Information Systems	223
Missile Systems	213
Technical Services	165
Intrasegment Eliminations	(26)

	929

Integrated Systems
Air Combat Systems	507	487
Airborne Early Warning/Electronic Warfare	179	168
Airborne Ground Surveillance/Battle Management	130	152

	816	807

Space Technology
Intelligence, Surveillance & Reconnaissance	179
Satellite Communications	132
Civil Space	117
Missile Defense	84
Radio Systems	85
Technology	51

	648

Intersegment Eliminations	(158)	(83)

Total sales	$5,866	$3,931

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Electronic Systems sector sales for the first quarter of 2003 increased 11 percent to $1.3 billion from $1.2 billion in the same period in 2002. Operating margin for the quarter increased 34 percent to $121 million as compared to $90 million in the 2002 period. First quarter 2003 results for sales and operating margin reflect the favorable impact of accelerated deliveries in Aerospace Electronic Systems on the Apache Longbow, F-16, and F-22 programs. The results also include strong sales performance in the C4ISR&N and Defensive Electronic Systems business areas. For 2003, Electronic Systems sales are expected to be between $5.9 billion and $6.1 billion with operating margin of nearly 10 percent of sales.

Ships, which includes the financial results of the Newport News and Ship Systems sectors, generated sales of $1.2 billion and operating margin of $75 million for the first quarter of 2003, compared to sales of $1.1 billion and operating margin of $67 million in the 2002 period. The sales growth reflects increased revenue in the Surface Combatants business area, specifically DD (X), the Navy’s future transformational surface combatant program. Operating margin for the quarter reflects lower purchased intangibles amortization expense in 2003. Sales in 2003 are expected to be just over $5 billion, with operating margin as a percent of sales expected to be in the mid-6 percent range.

The Information Technology sector reported first quarter 2003 sales of $1.1 billion compared with sales of $929 million for the same period of 2002, with growth in all business areas. For the quarter, the sector generated operating margin of $62 million compared to $50 million reported in the first quarter of 2002, reflecting increased revenues and a higher operating margin rate on Government Information Technology business. For 2003, sales are expected to be between $4.7 billion and $4.9 billion with operating margin as a percent of sales of nearly 6 percent.

Mission Systems reported 2003 first quarter sales of $929 million, led by its Command, Control & Intelligence Systems and its Federal & Civil Information Systems business areas. The segment’s 2003 first quarter operating margin of $56 million includes a $9 million preliminary estimate of purchased intangible amortization expense. For 2003, sales are expected to be approximately $3.9 billion with operating margin as a percent of sales of approximately 6 percent.

Sales for Integrated Systems were $816 million in the first quarter of 2003 compared to $807 million for the 2002 first quarter, reflecting increased F-35, Global Hawk and MP-RTIP sales, which were partially offset by lower Joint STARS and F/A-18E/F sales. Operating margin for the 2003 first quarter declined to $87 million from $93 million in 2002, principally due to lower operating margin on Joint STARS and F/A-18E/F contracts, partially offset by increased margin on unmanned systems and E-2C contracts. For 2003, sales are expected to be approximately $3.6 billion to $3.8 billion with operating margin as a percent of sales expected to be between 8 percent and 8.5 percent.

Sales for Space Technology for the 2003 first quarter totaled $648 million, led by revenues from its Intelligence, Surveillance & Reconnaissance and its Satellite Communications business areas. The sector’s operating margin of $32 million included an $8 million preliminary estimate for purchased intangible amortization expense. For 2003, sales are expected to be approximately $2.5 billion with operating margin as a percent of sales of approximately 6 percent.

First quarter 2003 operating margin included $140 million of pension expense compared with $24 million of pension income reported in the first quarter of 2002. Pension expense for 2003 is expected to total approximately $560 million. Total pension income or expense determined under Generally Accepted Accounting Principles (GAAP) is reported separately as a reconciling item in the table “Selected Industry Segment Information” under the caption “Pension (expense) income.” Segment operating margin reflects inclusion of pension and other retiree benefit expenses in the sectors’ cost of sales to the extent that these costs are currently recognized under government Cost Accounting Standards (CAS). In order to reconcile from segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above” and for the year 2003 are estimated to be approximately $280 million.

Interest income for the first quarter of 2003 as compared to the first quarter of 2002 reflects earnings from the note received in connection with the sale of Auto and interest earned on a tax refund.

Interest expense for the first quarter of 2003 increased to $144 million from $109 million reported in the 2002 first quarter principally as a result of the debt acquired in the acquisition of TRW.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Other, net for the first quarter of 2003 as compared to the first quarter of 2002 incorporates earnings from the Information Technology Sector Eagle Alliance joint venture.

During the first quarter of 2003, the company recorded a $26 million tax credit for additional research tax credits covering the years 1981 through 1990, resulting in an 18 percent effective tax rate in the 2003 first quarter as compared to 31 percent in the 2002 first quarter. For the total year 2003, the company expects the effective tax rate to be approximately 28 percent.

Net income for the first quarter of 2003 was $253 million, or $1.34 per share, compared to a loss of $283 million, or $2.56 per share, in the 2002 first quarter. First quarter 2003 earnings per share are based on weighted average diluted shares outstanding of 184.3 million versus 112.8 million for the first quarter of 2002. Income from discontinued operations was $80 million in the first quarter of 2003. Results in the first quarter of 2002 included a $432 million charge for the cumulative effect of an accounting change recorded upon adoption of SFAS No. 142 – Goodwill and Other Intangible Assets. The company had no material related party transactions in the first quarter of 2003 or 2002.

Discontinued Operations

Discontinued operations includes the January and February 2003 results of TRW Automotive (Auto), the sale of which was completed February 28, 2003, and the company’s remaining Component Technologies businesses. The company’s Condensed Consolidated Financial Statements and related footnote disclosures reflect the Auto and Component Technologies businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the assets and liabilities of these businesses have been reclassified as held for sale.

Proceeds received in the first quarter 2003 from the sale of Auto included $3.3 billion in cash, a $600 million face value payment-in-kind note, and a 19.6 percent investment in the new enterprise, valued at $170 million. The cash received was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained pending resolution of litigation. The payment-in-kind note, which matures in 2018 and bears interest at an effective yield of 11.7 percent per annum, was recorded at its fair value based on current market conditions of $455 million. Auto also assumed debt of approximately $250 million. Final valuation of the Auto transaction will occur upon settlement of purchase price adjustments, expected to be completed in the second quarter of 2003, and may result in additional adjustments. The company has retained certain liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW divested in 2002. The settlements of these liabilities are not expected to have a material effect on the company’s financial position, results of operations or cash flows.

TRW Acquisition

The TRW acquisition is accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The financial statements and the information from which they were derived reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price and preliminary estimates of adjustments necessary to conform TRW to the company’s accounting policies. The company is currently reviewing preliminary accounting conformance adjustments and preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts, debt, environmental and other legal contingencies, restructuring activities, warranty liabilities, income taxes, insurance liabilities, property, plant, and equipment, intangible assets, retiree benefits assets and liabilities, and any purchase price adjustments and retained liabilities associated with the Auto and Aeronautical Systems divestitures. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in the financial statements contained in this Form 10-Q. Adjustments to the purchase price allocations of TRW are expected to be finalized by the fourth quarter of 2003 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Contract Acquisitions

Contract acquisitions totaled $7.1 billion for the first three months of 2003 up from $5.6 billion reported for the same period a year ago, reflecting inclusion of the two new sectors, Mission Systems for $1.3 billion and Space Technology for $767 million. Last year, Ships reported contract acquisitions of $1.8 billion resulting from the funding of Virginia-class submarines and refueling and overhaul of the carrier USS Eisenhower. The company’s business backlog at March 31, 2003, increased to $27.3 billion from $22.1 billion reported a year earlier.

Liquidity and Capital Resources

In the first three-month period of 2003, the company used cash from operations of $1.1 billion compared with a use of $99 million for the same period last year. At March 31, 2003, net working capital was $60 million which is the result of normal fluctuations in timing of receipts and disbursements, working down advances on contracts, and payments associated with acquired businesses and income tax liabilities. In the first quarter of 2003, cash used in operations reflects $1 billion of taxes paid upon completion of the B-2 EMD contract and higher interest payments arising from the acquisition of TRW. The IRS is presently completing its audits of the B-2 program through the tax years ended December 31, 2000. Upon completion of these audits, the IRS may adopt a position that the B-2 program was completed in a year prior to 2002, which would create the potential for additional interest expense. Although it is not possible to predict the outcome of the tax audits at this time, management believes that its tax accounting for the B-2 program reflects the appropriate timing of contract completion. Presently, the IRS has not commenced its audits for tax years ended December 31, 2001 or 2002.

In March 2003, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), commenced offers to purchase any or all of certain designated outstanding Northrop Grumman Space & Mission Systems Corp. debt securities in a debt reduction plan expected to be completed by the end of the second quarter of 2003. In the first phase, approximately $2.4 billion in aggregate principal amount of outstanding debt securities had been tendered and accepted for purchase, for a total purchase price of approximately $2.9 billion (including accrued and unpaid interest on the securities). In the second phase, through the first quarter of 2003, the company purchased on the open market approximately $438 million in aggregate principal amount for a total purchase price of $538 million (including accrued and unpaid interest on the securities) of Northrop Grumman Space & Mission Systems Corp. debt securities. Cash proceeds from the sale of Auto were used to complete these transactions, which contributed to the reduction of long-term debt to $6.8 billion at March 31, 2003, from the $9.4 billion reported at December 31, 2002. While cash used in operations and quarter-end debt amounts reflect finalization of preliminary numbers announced on April 29, 2003, total cash remains unchanged.

For the remainder of 2003, cash generated from operations supplemented by borrowings under credit facilities are expected to be sufficient to service debt, finance capital expenditures and continue paying dividends to the company’s shareholders. For 2003, the company expects cash from operating activities to be approximately $1.1 billion to $1.3 billion, before the $1 billion B-2 tax payment.

Critical Accounting Policies

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

There have been no significant changes in the company’s critical accounting policies during the first quarter of 2003.

Financial Accounting Standards

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies and amends certain definitions and characteristics of

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

derivative instruments contained in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, FIN 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and other existing pronouncements. Adoption of this statement will not have an effect on the company’s financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board issued FIN 46 – Consolidation of Variable Interest Entities an interpretation of ARB No. 51. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Application of this Interpretation will not have an effect on the company’s financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued FIN 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. Application of this Interpretation did not have a significant effect on the company’s financial position, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities, which requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at its fair value in the period in which the liability is incurred. This Statement was adopted January 1, 2003, and did not have a significant effect on the company’s financial position, results of operations or cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 – Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement becomes effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement was adopted January 1, 2003, and did not have a significant effect on the company’s financial position, results of operations or cash flows.

Forward-Looking Information

Certain statements and assumptions in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q contain or are based on “forward-looking” information (that Northrop Grumman believes to be within the definition in the Private Securities Litigation Reform Act of 1995) and involve risks and uncertainties, and include, among others, statements in the future tense, and all statements accompanied by terms such as “project,” “expect,” “estimate,” “assume,” or variations thereof. This information reflects the company’s best estimates when made, but the company expressly disclaims any duty to update this information if new data becomes available or estimates change after the date of this Report.

Such “forward-looking” information is based on numerous assumptions and uncertainties, many of which are outside Northrop Grumman’s control. These include Northrop Grumman’s ability to successfully integrate its acquisitions, including TRW, to realize the preliminary estimates for accounting conformance and purchase accounting valuations for TRW which will be finalized in the 2003 fourth quarter and which may materially vary from these estimates, assumptions with respect to future revenues, expected program performance and cash flows, returns on pension plan assets and variability of pension actuarial and related assumptions, the outcome of litigation and appeals, environmental remediation, divestitures of businesses, successful reduction of debt, successful negotiation of contracts with labor unions, effective tax rates and timing and amounts of tax payments, and anticipated costs of capital investments, among other things. Northrop Grumman’s operations are subject to various additional risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies; actual outcomes are dependent upon factors, including, without limitation, Northrop Grumman’s successful performance of internal plans; government customers’ budgetary constraints; customer changes in short-range and long-range

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; acquisition or termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military aircraft, military and civilian electronic systems and support, information technology, naval vessels, space systems and related technologies, as well as other economic, political and technological risks and uncertainties and other risk factors set out in Northrop Grumman’s filings from time to time with the Securities and Exchange Commission, including, without limitation, Northrop Grumman reports on Form 10-K and Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short- term debt outstanding under the credit facility, short-term investments, and long-term notes receivable. At March 31, 2003, most borrowings were fixed-rate long-term debt obligations, significant portions of which are not callable until maturity. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2.5 billion credit facility, which had a balance outstanding of approximately $700 million at March 31, 2003. The estimated fluctuation in expense would be 1 percent of any outstanding balance. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At March 31, 2003, no interest rate swap agreements were in effect. The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Foreign currencies are traditionally converted to U.S. dollars upon receipt to limit currency fluctuation exposures. At March 31, 2003, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material. The company does not hold or issue derivative financial instruments for trading purposes. Standby letters of credit are used by the company to guarantee future performance on its contracts.

As disclosed in the company’s Annual Report on Form 10-K for the year ended 2002, investments in RF Micro Devices, Inc. (RFMD) and Applera Corporation-Celera Genomics Group (Celera) acquired in connection with the acquisition of TRW, and the related hedge portion of the forward share sale agreements are carried at fair market value. As of March 31, 2003, the value of the investments and the hedge were equivalent. Accordingly, no gains or losses are expected to be recorded from these agreements.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Registrant’s principal executive officer (Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated Registrant’s disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q and have concluded that these controls and procedures are designed to ensure that information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is accumulated and communicated to Registrant’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The principal executive officer and the principal financial officer have also concluded, based upon their evaluation, that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.
(b)	Changes in internal controls. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2003, and the related consolidated condensed statements of operations, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Los Angeles, California

May 9, 2003

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company does not believe that the resolution of any of these proceedings will have a material adverse effect upon its operations or financial condition.

Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments, compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts. Based on available information, the company does not believe, but can give no assurance, that any matter resulting from a U.S. Government investigation would have a material adverse effect on its results of operations or financial condition. Matters described below include cases in which the U.S. Government is a party. The company is unable to predict whether or not adverse decisions in these matters would have a material adverse effect on the company’s financial conditions.

As previously reported, in October 1999 in U.S. ex rel. Jordan v. Northrop Grumman Corporation, the company was served with a fifth amended complaint. The action was filed by the government in the United States District Court of the Central District of California in May 1995. The complaint alleges that the company violated the civil False Claims Act by knowingly supplying BQM-74C aerial target drones that contained various defective components between 1988 and 1998. The government seeks to recover damages up to approximately $210 million, plus penalties, under theories of fraud, payment by mistake, unjust enrichment, breach of warranty and breach of contract. Damages awarded pursuant to the False Claims Act may be trebled by the court. The company denies the allegations and intends to vigorously defend this matter. Trial is scheduled to begin on September 9, 2003.

Other Matters

The Company has been informed that the SEC has closed the previously disclosed investigation into matters relating to the joint proxy statement and prospectus in connection with the stockholders meeting to approve the proposed merger with Lockheed Martin Corporation and will take no further action in that matter.

Like many other industrial companies in recent years, and as a result of acquisition activities, the company is a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into its premises and certain historical products. The company no longer incorporates asbestos in any currently manufactured products. Many of these claims have been dismissed with no payment, and the remaining resolved claims have involved amounts that were not material either singly or in the aggregate. Based on the information available to the company as of the date of filing of this Report, the company does not believe that disposition of any or all of these matters would have a material adverse effect upon it.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1

Amendment No. 2 dated February 18, 2003 to the Master Purchase Agreement dated November 19, 2002, as amended by Amendment No. 1 dated December 1, 2002, by and among Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. (formerly known as TRW Inc.), TRW Automotive, Inc. and BCP Acquisition Company L.L.C., filed as an exhibit pursuant to Item 7 of the company’s Form 8-K dated and filed March 5, 2003 and incorporated herein by reference.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

*4.1

Form of Eighth Supplemental Indenture with respect to Indenture dated as of May 1, 1986, dated as of March 27, 2003, among Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), Northrop Grumman Corporation and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as successor trustee.

*4.2

Form of Guarantee dated as of March 27, 2003, made by Northrop Grumman Corporation, as Guarantor, in favor of JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as trustee, of certain debt securities of Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.).

*10.1

First Amendment dated as of November 26, 2002, to the $2,500,000 Five-Year Revolving Credit Agreement dated as of March 30, 2001, among Northrop Grumman Corporation, Northrop Grumman Systems Corporation and Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), as borrowers, and the lenders and agents specified therein.

*15	Letter from independent accountants regarding unaudited interim financial information.

*99.1	Additional Exhibit.

*99.2	Additional Exhibit.

*	Filed with this Report

(b)  Reports on Form 8-K

A report on Form 8-K/A was dated and filed January 22, 2003, by Northrop Grumman Corporation reporting pursuant to Item 7 certain required pro forma financial information.

A report on Form 8-K was dated and submitted February 3, 2003, by Northrop Grumman Corporation, which furnished pursuant to Item 9 certain investment conference presentation materials.

A report on Form 8-K was dated and submitted February 13, 2003, by Northrop Grumman Corporation, which furnished pursuant to Item 9 certain investor presentation materials.

A report on Form 8-K was dated and filed March 5, 2003, by Northrop Grumman Corporation (i) reporting pursuant to Item 2 the completion of the sale of TRW’s automotive business by Northrop Grumman pursuant to the Master Purchase Agreement, dated November 18, 2002 (as amended by Amendment No. 1 dated December 1, 2002 and Amendment No. 2 dated February 18, 2003), by and among Northrop Grumman Corporation, Northrop Grumman Space & Mission Systems Corp. (formerly known as TRW Inc.), TRW Automotive, Inc. and BCP Acquisition Company L.L.C., and (ii) including Amendment No. 2 as an exhibit pursuant to Item 7.

A report on Form 8-K was dated March 21, 2003, and submitted March 24, 2003, by Northrop Grumman Corporation, which furnished pursuant to Item 9 a transmittal letter to the Securities and Exchange Letter and certifications of its Chairman and Chief Executive Officer and Corporate Vice President and Chief Financial Officer in connection with its Annual Report on Form 10-K for the year ended December 31, 2002. Such certifications were filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A report on Form 8-K was dated and submitted April 10, 2003, by Northrop Grumman Corporation furnishing as an exhibit pursuant to Item 9 the First Amendment dated as of November 26, 2002 to the Five-Year Revolving Credit Agreement dated as of March 30, 2001, among Northrop Grumman Corporation, Northrop Grumman Systems Corporation and Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), as borrowers, and the lenders and agents specified therein.

A report on Form 8-K was dated and submitted April 29, 2003, by Northrop Grumman Corporation including as an exhibit pursuant to Item 7 and furnishing as an exhibit pursuant to Item 9 information with respect to financial results for the quarter ended March 31, 2003.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION (Registrant)

Date: May 14, 2003	By:	/S/ SANDRA J. WRIGHT
Sandra J. Wright Corporate Vice President and Controller

Date: May 14, 2003	By:	/S/ JOHN H. MULLAN
John H. Mullan Corporate Vice President and Secretary

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CERTIFICATION

I, Ronald D. Sugar, Chief Executive Officer and President, certify that:

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/S/ RONALD D. SUGAR
Ronald D. Sugar Chief Executive Officer and President

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ RICHARD B. WAUGH, JR.
Richard B. Waugh, Jr. Corporate Vice President and Chief Financial Officer