Form 10-Q
period 2003-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2003-08-06
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-16411

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

As of July 30, 2003

Common stock outstanding	182,952,138 shares
Preferred stock outstanding	3,500,000 shares

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
$ in millions	June 30, 2003	December 31, 2002

Assets:

Cash and cash equivalents	$268	$1,412
Accounts receivable, net of progress payments of $19,133 in 2003 and $16,152 in 2002	2,980	2,889
Inventoried costs, net of progress payments of $887 in 2003 and $988 in 2002	1,226	1,091
Deferred income taxes	646	662
Prepaid expenses and other current assets	144	160
Assets of businesses held for sale	463	9,621

Total current assets	5,727	15,835

Net property, plant and equipment	3,920	3,605

Goodwill	17,394	15,657
Other purchased intangibles, net of accumulated amortization
of $874 in 2003 and $760 in 2002	1,823	2,553
Prepaid retiree benefits cost and intangible pension asset	3,465	3,618
Deferred income taxes	439	174
Notes receivable and accrued interest	482	98
Miscellaneous other assets	738	726

Total other assets	24,341	22,826

Total Assets	$33,988	$42,266

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

	(Unaudited)
	June 30,	December 31,
$ in millions	2003	2002

Liabilities and Shareholders’ Equity:
Notes payable to banks	$28	$22
Current portion of long-term debt	142	203
Trade accounts payable	1,300	1,427
Accrued employees’ compensation	1,040	1,018
Advances on contracts	1,046	1,006
Contract loss provisions	512	453
Income taxes payable	298	1,237
Other current liabilities	1,309	1,414
Liabilities of businesses held for sale	133	4,593

Total current liabilities	5,808	11,373

Long-term debt	6,412	9,398
Accrued retiree benefits	5,959	5,942
Other long-term liabilities	764	742
Minority interest	25	139
Mandatorily redeemable preferred stock	350	350
Paid-in capital
Preferred stock, 10,000,000 shares authorized; 3,500,000 shares issued and outstanding, reported above
Common stock, 800,000,000 shares authorized; issued and outstanding: 2003 – 182,947,091; 2002 – 182,602,390	12,545	12,511
Retained earnings	3,169	2,870
Unearned compensation	(8)	(11)
Accumulated other comprehensive loss	(1,036)	(1,048)

Total shareholders’ equity	14,670	14,322

Total Liabilities and Shareholders’ Equity	$33,988	$42,266

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share	2003	2002	2003	2002

Product sales and service revenues	$6,627	$4,231	$12,493	$8,162
Cost of product sales and service revenues
Operating costs	5,685	3,457	10,648	6,717
Administrative and general expenses	551	420	1,126	778

Operating margin	391	354	719	667
Interest income	17	2	29	4
Interest expense	(119)	(105)	(263)	(214)
Other, net	11	10	28	20

Income from continuing operations before income taxes and cumulative effect of accounting change	300	261	513	477
Federal and foreign income taxes	93	80	132	147

Income from continuing operations before cumulative effect of accounting change	207	181	381	330
Income from discontinued operations, net of tax	2	1	82	1
Loss on disposal of discontinued operations, net of tax	(4)		(5)

Income before cumulative effect of accounting change	205	182	458	331
Cumulative effect of accounting change				(432)

Net income (loss)	$205	$182	$458	$(101)

Weighted average common shares outstanding, in millions	182.93	112.84	182.81	112.12

Basic earnings (loss) per common share
Continuing operations	$1.10	$1.55	$2.02	$2.83
Discontinued operations	.01	.01	.45	.01
Disposal of discontinued operations	(.02)		(.03)

Before cumulative effect of accounting change	1.09	1.56	2.44	2.84
Cumulative effect of accounting change				(3.85)

Basic earnings (loss) per common share	$1.09	$1.56	$2.44	$(1.01)

Diluted earnings (loss) per share
Continuing operations	$1.09	$1.52	$2.00	$2.79
Discontinued operations	.01	.01	.45	.01
Disposal of discontinued operations	(.02)		(.03)

Before cumulative effect of accounting change	1.08	1.53	2.42	2.80
Cumulative effect of accounting change				(3.79)

Diluted earnings (loss) per share	$1.08	$1.53	$2.42	$(.99)

Dividends per common share	$.40	$.40	$.80	$.80

Dividends per mandatorily redeemable preferred share	$1.75	$1.75	$3.50	$3.50

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Six months ended June 30, $ in millions	2003	2002

Paid-in Capital
At beginning of year	$12,511	$4,451
Stock issued in purchase of businesses		308
Employee stock awards and options	34	90

	12,545	4,849

Retained Earnings
At beginning of year	2,870	3,011
Net income (loss)	458	(101)
Cash dividends	(159)	(102)

	3,169	2,808

Unearned Compensation
At beginning of year	(11)	(18)
Amortization of unearned compensation	3	3

	(8)	(15)

Accumulated Other Comprehensive Loss
At beginning of year	(1,048)	(53)
Change in cumulative translation adjustment	12	1

	(1,036)	(52)

Total shareholders’ equity	$14,670	$7,590

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, $ in millions	2003	2002

Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$3,348	$2,681
Other collections	8,968	5,531
Interest received	12	62
Income tax refunds received	20	53
Other cash receipts	35	21

Cash provided by operating activities	12,383	8,348

Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	11,342	7,583
Interest paid	329	200
Income taxes paid	1,121	89
Other cash payments	10	3

Cash used in operating activities	12,802	7,875

Cash (used in) provided by continuing operations	(419)	473
Cash provided by discontinued operations	44

Net cash (used in) provided by operating activities	(375)	473

Investing Activities
Proceeds from sale of businesses, net of cash divested	3,297
Payment for businesses purchased, net of cash acquired	(43)	(166)
Additions to property, plant and equipment	(229)	(209)
Proceeds from sale of property, plant and equipment	20	16
Other investing activities, net	(1)	(8)
Discontinued operations	(69)	(5)

Net cash provided by (used in) investing activities	2,975	(372)

Financing Activities
Borrowings under lines of credit	758	507
Repayment of borrowings under lines of credit	(122)	(400)
Principal payments of long-term debt/capital leases	(3,768)	(440)
Proceeds from issuance of stock	7	66
Dividends paid	(159)	(102)
Redemption of minority interest	(117)
Discontinued operations	(343)

Net cash used in financing activities	(3,744)	(369)

Decrease in cash and cash equivalents	(1,144)	(268)
Cash and cash equivalents balance at beginning of period	1,412	464

Cash and cash equivalents balance at end of period	$268	$196

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Six months ended June 30, $ in millions	2003	2002

Reconciliation of Income from Continuing Operations before Cumulative
Effect of Accounting Change to Net Cash (Used in) Provided by Operating Activities:
Income from continuing operations before cumulative effect of accounting change	$381	$330
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation	220	190
Amortization of intangible assets	114	82
Common stock issued to employees	28	26
Gain on disposals of property, plant and equipment	(5)	(5)
Amortization of long-term debt premium	(30)	(1)
(Increase) decrease in
Accounts receivable	(3,061)	(2,515)
Inventoried costs	(35)	(45)
Prepaid expenses and other current assets	5	(8)
Increase (decrease) in
Progress payments	2,881	2,682
Accounts payable and accruals	(226)	(354)
Provisions for contract losses	46	33
Deferred income taxes	185	(317)
Income taxes payable	(1,137)	429
Retiree benefits	233	(78)
Other noncash transactions	(18)	24

Cash (used in) provided by continuing operations	(419)	473
Cash provided by discontinued operations	44

Net cash (used in) provided by operating activities	$(375)	$473

Noncash Investing and Financing Activities:
Conversion of debt to equity		$3
Sale of business
Note receivable, net of discount	$455
Investment in unconsolidated affiliate	170

Purchase of businesses
Fair value of assets acquired		$765
Cash paid		(166)
Common stock issued		(308)

Liabilities assumed		$291

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

Basic and diluted earnings per share from continuing operations before cumulative effect of accounting change are calculated as follows:

	Three months ended		Six months ended
		June 30,		June 30,
$ in millions, except per share	2003	2002	2003	2002

Basic Earnings per Share
Income from continuing operations before cumulative effect of accounting change	$207	$181	$381	$330
Less preferred dividends	6	6	12	12

Income available to common shareholders from continuing operations before cumulative effect of accounting change	$201	$175	$369	$318

Weighted-average common shares outstanding, in millions	182.93	112.84	182.81	112.12

Basic earnings per share from continuing operations before cumulative effect of accounting change	$1.10	$1.55	$2.02	$2.83

Diluted Earnings per Share
Income from continuing operations before cumulative effect of accounting change	$207	$181	$381	$330
Less preferred dividends	6	6	12	12

Income available to common shareholders from continuing operations before cumulative effect of accounting change	$201	$175	$369	$318

Weighted-average common shares outstanding, in millions	182.93	112.84	182.81	112.12
Dilutive effect of stock options, awards and equity security units, in millions	1.44	1.98	1.51	1.67

Weighted-average diluted shares outstanding, in millions	184.37	114.82	184.32	113.79

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$1.09	$1.52	$2.00	$2.79

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Goodwill and Other Purchased Intangible Assets

The company accounts for goodwill under the impairment-only approach prescribed by Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets. Impairment tests are performed at least annually and more often as circumstances require. Goodwill and other purchased intangible assets balances are included in the identifiable assets of the segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating margin. The annual impairment test for all sectors except Mission Systems and Space Technology was performed as of April 30, 2003, with no indication of impairment. Mission Systems and Space Technology will be tested in the second half of the year.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

$ in millions	Balance as of December 31, 2002	Goodwill acquired		Fair value adjustments to net assets acquired	Balance as of June 30, 2003

Electronic Systems	$2,557	$		$42	$2,599
Ships	3,635				3,635
Information Technology	1,117		5		1,122
Mission Systems	3,705			1,957	5,662
Integrated Systems	938				938
Space Technology	3,705			(267)	3,438

Total	$15,657		$5	$1,732	$17,394

In connection with the acquisition of TRW Inc. (TRW), the company has allocated $416 million of the purchase price as purchased intangible assets with a weighted average life of 8 years. See the “Acquisitions” footnote contained herein for additional information. The table below summarizes the company’s aggregate purchased intangible assets as of June 30, 2003, and December 31, 2002.

	June 30, 2003			December 31, 2002

$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Contract and program intangibles	$2,587	$(825)	$1,762	$3,253	$(714)	$2,539
Other purchased intangibles	110	(49)	61	60	(46)	14

Total	$2,697	$(874)	$1,823	$3,313	$(760)	$2,553

All of the company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted average period of 22 years. Aggregate amortization expense for the three months and six months ended June 30, 2003, was $57 million and $114 million, respectively.

The table below shows expected amortization for the remainder of 2003 and for the next five years:

$ in millions

Year Ended December 31,
2003 (July 1 to December 31)	$114
2004	226
2005	217
2006	129
2007	116
2008	108

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Discontinued Operations

The company’s Condensed Consolidated Financial Statements and related footnote disclosures reflect the Auto and Component Technologies businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. As such, discontinued operations includes the January and February 2003 results of TRW Automotive (Auto), the sale of which was completed February 28, 2003, and the results of the company’s remaining Component Technologies businesses. The assets and liabilities of these businesses have been reclassified as held for sale.

Proceeds received in the first quarter of 2003 from the sale of Auto included $3.3 billion in cash, a $600 million face value payment-in-kind note, valued at $455 million, and a 19.6 percent investment in the new enterprise, valued at $170 million. The cash received was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained. The payment-in-kind note matures in 2018 and bears interest at an effective yield of 11.7 percent per annum. The acquirer also assumed debt of approximately $200 million. Final valuation of the Auto transaction will occur upon settlement of purchase price adjustments, expected to be completed in the second half of 2003, and may result in additional adjustments. The company has retained certain liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW divested in 2002.

In the second quarter of 2003, the company entered into an agreement with COB Support Acquisition Inc., an indirect wholly-owned subsidiary of Cobham plc, to sell the Life Support business, one of the discontinued Component Technologies businesses. The transaction is expected to close in the second half of 2003.

Operating results of the discontinued businesses for the three months and six months ended June 30, 2003, and 2002, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2003	2002	2003	2002

Sales	$178	$197	$2,224	$320

Income from discontinued operations	$3	$3	$126	$3
Income tax expense	(1)	(2)	(44)	(2)

Income from discontinued operations, net of tax	$2	$1	$82	$1

Loss on disposal of discontinued operations	$(7)		$(8)
Income tax benefit	3		3

Loss on disposal of discontinued operations, net of tax	$(4)		$(5)

The major classes of assets and liabilities for the discontinued businesses at June 30, 2003, and December 31, 2002, were as follows:

$ in millions	June 30, 2003	December 31, 2002

Current assets	$112	$2,161
Net property, plant and equipment	130	2,799
Goodwill	98	4,117
Miscellaneous other assets	123	544

Assets of businesses held for sale	$463	$9,621

Accounts payable and other current liabilities	$110	$2,661
Long-term debt	1	229
Other long-term liabilities	22	1,703

Liabilities of businesses held for sale	$133	$4,593

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Acquisitions

In December 2002, the company purchased 100 percent of the common stock of TRW. TRW’s defense business units are operated as two separate sectors, Mission Systems and Space Technology. The TRW acquisition is accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The financial statements and the information from which they were derived reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price and preliminary estimates of adjustments necessary to conform TRW to the company’s accounting policies. The company is currently reviewing preliminary accounting conformance adjustments and preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts, debt, environmental and other legal contingencies, restructuring activities, warranty liabilities, income taxes, insurance liabilities, property, plant, and equipment, retiree benefits assets and liabilities, and any purchase price adjustments and retained liabilities associated with the Auto and Aeronautical Systems divestitures. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in the financial statements contained in this Form 10-Q. Adjustments to the purchase price allocations of TRW are expected to be finalized by the fourth quarter of 2003 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Segment Information

The table below shows segment operating information for the three months and six months ended June 30, 2003, and 2002, respectively.

	Three months ended		Six months ended
		June 30,		June 30,
$ in millions	2003	2002	2003	2002

Net Sales
Electronic Systems	$1,512	$1,299	$2,850	$2,500
Ships	1,379	1,157	2,580	2,234
Information Technology	1,155	1,036	2,247	1,965
Mission Systems	1,083		2,012
Integrated Systems	988	829	1,804	1,636
Space Technology	733		1,381
Intersegment eliminations	(223)	(90)	(381)	(173)

Total Net Sales	$6,627	$4,231	$12,493	$8,162

Operating Margin
Electronic Systems	$148	$109	$269	$199
Ships	23	85	98	152
Information Technology	67	41	129	91
Mission Systems	74		130
Integrated Systems	123	100	210	193
Space Technology	55		87

Total Segment Operating Margin	490	335	923	635
Adjustments to reconcile to total operating margin:
Unallocated expenses	(22)	(22)	(52)	(53)
Pension (expense) income	(140)	22	(280)	46
Reversal of CAS pension expense included above	66	23	137	49
Reversal of royalty income included above	(3)	(4)	(9)	(10)

Total Operating Margin	$391	$354	$719	$667

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Pension expense is included in determining the sectors’ operating margin to the extent that the cost is currently recognized under government Cost Accounting Standards (CAS). In order to reconcile from segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.” Total pension income or expense determined under Generally Accepted Accounting Principles (GAAP) is reported separately as a reconciling item under the caption “Pension (expense) income.” The reconciling item captioned “Unallocated expenses” includes the portion of corporate expenses, state tax provisions and other retiree benefit expenses that are not allocated to the sectors.

Long-Term Debt

In March 2003, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), commenced offers to purchase any or all of certain designated outstanding Northrop Grumman Space & Mission Systems Corp. debt securities in a debt reduction plan substantially completed in the second quarter of 2003. In the first phase, approximately $2.4 billion in aggregate principal amount of outstanding debt securities were tendered and accepted for purchase, for a total purchase price of approximately $2.9 billion (including accrued and unpaid interest on the securities). In the second phase, the company purchased on the open market approximately $642 million in aggregate principal amount for a total purchase price of $777 million (including accrued and unpaid interest on the securities). Cash proceeds from the sale of Auto were used to complete these transactions, which contributed to the reduction of long-term debt to $6.4 billion at June 30, 2003, from the $9.4 billion reported at December 31, 2002.

Long-term debt at June 30, 2003, and December 31, 2002, consisted of the following:

$ in millions	June 30, 2003	December 31, 2002

Notes and debentures due 2003 to 2036, rates from 6.05% to 12.36%	$5,130	$8,772
Equity security unit notes due 2006, 7.25%	690	690
Revolving credit facility, weighted average interest rate of 2.24%	630
Other indebtedness due 2004 to 2024, rates from 7.0% to 8.5%	104	139

	6,554	9,601
Less current portion	142	203

	$6,412	$9,398

Litigation, Commitments and Contingencies

Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company does not believe that the resolution of any of these proceedings will have a material adverse affect upon its operations or financial condition.

U.S. ex rel. Bagley v. TRW Inc., previously reported in the company’s public filings, has been settled for $111.2 million. The settlement payment was made in July 2003. The company reviewed this case in preparation for the acquisition of TRW Inc. and it is being accounted for as part of the acquisition. As such, the settlement did not have an effect on the company’s results of operations. The relator’s claim for attorneys’ fees should be resolved in the third quarter and the entire action dismissed with prejudice.

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

Had compensation expense been determined based on the fair value at the grant dates for stock option awards, consistent with the method of SFAS No. 123 – Accounting for Stock Based Compensation, net income (loss), basic earnings (loss) per share, and diluted earnings (loss) per share would have been as shown in the table below.

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share	2003	2002	2003	2002

Net income (loss) as reported	$205	$182	$458	$(101)
Stock based compensation, net of tax, included in net income as reported	14	6	21	15
Stock based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(22)	(7)	(36)	(23)

Pro-forma net income (loss) using the fair value method	$197	$181	$443	$(109)

Basic Earnings (Loss) Per Share
As reported	$1.09	$1.56	$2.44	$(1.01)
Pro forma	$1.04	$1.52	$2.36	$(1.08)
Diluted Earnings (Loss) Per Share
As reported	$1.08	$1.53	$2.42	$(.99)
Pro forma	$1.03	$1.49	$2.34	$(1.07)

These amounts were determined using weighted-average per share fair values for market options granted in 2003 and 2002 of $30 and $28, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years and for the three months and six months ended June 30, 2003 and 2002, respectively, the following additional assumptions: dividend yield, 1.8 percent and 1.6 percent; expected volatility, 36 percent and 35 percent; and risk-free interest rate, 3.2 percent and 3.6 percent.

Minority Interest

As of December 31, 2002, TRW Automotive Inc. (TAI) had outstanding 100,000 shares of Series A Convertible Preferred Stock (TAI Series A) and 30,000 shares of Series B Preferred Stock (TAI Series B), of which 14,000 shares were owned by Northrop Grumman. All of the outstanding TAI Series A and TAI Series B shares were redeemed in the second quarter of 2003 for $117 million.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. It requires an issuer to classify certain financial instruments as liabilities and assets in defined circumstances. This statement becomes effective for financial statements issued for interim periods beginning after June 15, 2003. Management is currently evaluating the effect that adoption of this standard will have on the company’s results of operations and financial position.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies and amends certain definitions and characteristics of derivative instruments contained in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, FASB Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Guarantees of Indebtedness of Others and other existing pronouncements. Adoption of this statement will not have an effect on the company’s financial position, results of operations or cash flows.

In January 2003, the Emerging Issues Task Force (EITF) published EITF Issue 00-21 – Revenue Arrangements with Multiple Deliverables (EITF 00-21), which provides guidance on how to recognize revenue in certain arrangements with multiple deliverables. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently evaluating the effect that adoption of EITF 00-21 will have on the company’s results of operations and financial position.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 – Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Management is currently evaluating the effect that adoption of this standard will have on the company’s results of operations and financial position.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. Application of this interpretation did not have a significant effect on the company’s financial position, results of operations or cash flows.

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

The 2003 results include the operations of TRW Inc. (TRW), acquired in the fourth quarter of 2002. Operating results of the acquired TRW businesses are reported as the Mission Systems and Space Technology sectors of the company. This acquisition is an important component of the increase in sales, operating margin and net income for the 2003 periods compared with 2002.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

SELECTED INDUSTRY SEGMENT INFORMATION

	Three months ended June 30,		Six months ended June 30,
$ in millions	2003	2002	2003	2002

Net Sales
Electronic Systems	$1,512	$1,299	$2,850	$2,500
Ships	1,379	1,157	2,580	2,234
Information Technology	1,155	1,036	2,247	1,965
Mission Systems	1,083		2,012
Integrated Systems	988	829	1,804	1,636
Space Technology	733		1,381
Intersegment eliminations	(223)	(90)	(381)	(173)

Total Net Sales	$6,627	$4,231	$12,493	$8,162

Operating Margin
Segments:
Electronic Systems	$148	$109	$269	$199
Ships	23	85	98	152
Information Technology	67	41	129	91
Mission Systems	74		130
Integrated Systems	123	100	210	193
Space Technology	55		87
Adjustments to reconcile to total operating margin:
Unallocated expenses	(22)	(22)	(52)	(53)
Pension (expense) income	(140)	22	(280)	46
Reversal of CAS pension expense included above	66	23	137	49
Reversal of royalty income included above	(3)	(4)	(9)	(10)

Total Operating Margin	$391	$354	$719	$667

Contract Acquisitions
Electronic Systems	$1,336	$1,164	$2,914	$2,589
Ships	857	1,207	1,725	3,054
Information Technology	1,116	1,004	2,404	2,077
Mission Systems	729		2,005
Integrated Systems	870	580	2,507	1,890
Space Technology	643		1,410
Intersegment eliminations	(311)	(114)	(635)	(159)

Total Contract Acquisitions	$5,240	$3,841	$12,330	$9,451

Funded Order Backlog
Electronic Systems			$6,559	$5,985
Ships			9,506	10,592
Information Technology			1,746	1,548
Mission Systems			2,741
Integrated Systems			4,441	3,777
Space Technology			1,337
Intersegment eliminations			(440)	(212)

Total Funded Order Backlog			$25,890	$21,690

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Contract Acquisitions

Contract acquisitions increased 36 percent to $5.2 billion for the second quarter of 2003 as compared to the second quarter a year ago, and increased 30 percent to $12.3 billion in the six-month period of 2003 compared to the 2002 period. Growth in 2003 principally reflects inclusion of the two new sectors, Mission Systems for $729 million and $2 billion in the quarterly and six-month periods and Space Technology for $643 million and $1.4 billion in the quarterly and six-month periods of 2003. In last year’s first quarter, Ships reported contract acquisitions of $1.8 billion resulting from the funding of Virginia-class submarines and refueling and overhaul of the carrier USS Eisenhower. The company’s business backlog at June 30, 2003, increased to $25.9 billion from $21.7 billion reported a year earlier.

Measures of Performance

Sales for the second quarter of 2003 increased 57 percent to $6.6 billion and for the six-month period of 2003 increased 53 percent to $12.5 billion, as compared with the same periods of 2002. Sales for 2003 are expected to be between $25 billion and $26 billion. Sales by business area are outlined below. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

	Three months ended		Six months ended
		June 30,		June 30,
$ in millions	2003	2002	2003	2002

Electronic Systems
Aerospace Electronic Systems	$455	$399	$837	$709
C4ISR&N	314	267	593	521
Defensive Electronic Systems	192	205	406	384
Navigation Systems	182	159	365	325
Space Systems	138	105	248	221
Other	231	164	401	340

	1,512	1,299	2,850	2,500

Ships
Aircraft Carriers	528	491	998	970
Surface Combatants	371	191	692	380
Amphibious and Auxiliary	265	216	468	389
Submarines	160	154	292	285
Commercial and International	19	83	55	154
Services and Other	36	50	75	109
Intrasegment Eliminations		(28)		(53)

	1,379	1,157	2,580	2,234

Information Technology
Government Information Technology	770	674	1,467	1,276
Enterprise Information Technology	180	167	362	305
Technology Services	170	162	342	314
Commercial Information Technology	66	49	133	106
Intrasegment Eliminations	(31)	(16)	(57)	(36)

	1,155	1,036	2,247	1,965

Mission Systems
Command, Control & Intelligence	413		767
Missile Systems	301		514
Federal & Civil Information Systems	199		408
Technical Services	177		342
Intrasegment Eliminations	(7)		(19)

	1,083		2,012

Integrated Systems
Air Combat Systems	603	470	1,110	957
Airborne Early Warning/Electronic Warfare	248	187	427	355
Airborne Ground Surveillance/Battle Management	139	174	269	326
Intrasegment Eliminations	(2)	(2)	(2)	(2)

	988	829	1,804	1,636

Space Technology
Intelligence, Surveillance, & Reconnaissance	226		405
Satellite Communications	116		248
Civil Space	128		245
Missile Defense	103		187
Radio Systems	95		180
Technology	65		116

	733		1,381

Intersegment eliminations	(223)	(90)	(381)	(173)

Total sales	$6,627	$4,231	$12,493	$8,162

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Sales at Electronic Systems sector increased 16 percent and 14 percent to $1.5 billion and $2.8 billion in the second quarter and six-month periods of 2003 as compared to the same periods of 2002. Operating margin for the second quarter increased 36 percent to $148 million as compared to the 2002 second quarter and increased 35 percent to $269 million in the 2003 six-month period in contrast to the 2002 six-month period. Second quarter and six-month 2003 results for sales and operating margin reflect the benefit of increased deliveries in Aerospace Electronic Systems on the F/A-22, Apache Longbow and F-16 programs and increased volume and improved performance on C4ISR&N programs. For 2003, Electronic Systems sales are expected to be between $5.9 billion and $6.1 billion with operating margin of nearly 10 percent of sales.

Ships, which includes the financial results of the Newport News and Ship Systems sectors, generated sales of $1.4 billion and $2.6 billion in the second quarter and six-month periods of 2003, reflecting 19 percent and 15 percent increases in contrast to the 2002 periods. Operating margin was $23 million for the second quarter and $98 million for the six-month period of 2003, compared to operating margin of $85 million and $152 million in the 2002 second quarter and year-to-date periods, respectively. The sales growth reflects increased revenue on the DDX program, included in the Surface Combatant business area, and on the LPD program, included in the Amphibious and Auxiliary business area. The second quarter 2003 results include a $68 million pre-tax charge to operating margin on the commercial Polar Tanker program. The charge includes cost growth on the third tanker due to unusual weather delays and rework. This tanker was delivered to the customer on July 21. The charge also includes increased estimates to complete the final two ships to reflect more modest improvements in labor productivity and higher overhead costs than previously expected. The fourth ship is approximately 75 percent complete and is scheduled for delivery in late 2004. The fifth and last ship is approximately 35 percent complete and is scheduled for delivery in late 2005. Operating margin for the 2003 second quarter also reflects higher purchased intangibles amortization expense at the Newport News sector as compared to the same quarter of last year. Last year’s second quarter included a reduction of purchased intangibles amortization as a result of the finalization of the useful lives of purchased intangibles. Sales in 2003 are expected to be just over $5 billion, with operating margin as a percent of sales expected to be in the mid-5 percent range.

Information Technology sector sales increased 11 percent and 14 percent to $1.2 billion and $2.2 billion in the second quarter and six-month periods of 2003 as compared to the same periods of 2002, with growth in all business areas. For the quarter and six-month periods of 2003, the sector generated increases of 63 percent and 42 percent in operating margin to $67 million and $129 million compared to the 2002 periods, reflecting increased revenues and a higher operating margin rate on Government Information Technology business. Last year’s second quarter results included a $16 million charge recorded on a contract relating to Oracle’s Enterprise Licensing Agreement with the State of California. For 2003, sales are expected to be approximately $4.7 billion with operating margin as a percent of sales of approximately 6 percent.

Mission Systems reported 2003 second quarter and six-month sales of $1.1 billion and $2 billion led by its Command, Control & Intelligence Systems and Missile Systems business areas. The segment’s 2003 second quarter and year-to-date operating margins were $74 million and $130 million, respectively. For 2003, sales are expected to be approximately $4 billion with operating margin as a percent of sales of approximately 6 percent.

Sales for Integrated Systems increased 19 percent to $1 billion in the second quarter of 2003 and increased 10 percent to $1.8 billion in the 2003 six-month period compared to the 2002 second quarter and six-month periods. Operating margin for the 2003 second quarter and six-month periods increased 23 percent and 9 percent to $123 million and $210 million, respectively from the 2002 periods. Integrated Systems results reflect increased F-35, E2C, and Global Hawk sales and operating margin, which were partially offset by lower Joint STARS volume. For 2003, sales are expected to be approximately $3.6 billion to $3.8 billion with operating margin as a percent of sales expected to be between 9 percent and 9.5 percent.

Sales for Space Technology for the 2003 second quarter and six-month periods totaled $733 million and $1.4 billion, respectively, led by revenues from its Intelligence, Surveillance & Reconnaissance and Civil Space business areas. The sector’s operating margin in the second quarter and six-months periods of 2003 were $55 million and $87 million, respectively. For 2003, sales are expected to be approximately $2.6 billion with operating margin as a percent of sales of slightly more than 6 percent.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Operating margin included $140 million and $280 million of pension expense in the second quarter and six-month periods of 2003, compared with $22 million and $46 million of pension income reported in the 2002 periods. Pension expense for 2003 is expected to total approximately $560 million. Total pension income or expense determined under Generally Accepted Accounting Principles (GAAP) is reported separately as a reconciling item in the table “Selected Industry Segment Information” under the caption “Pension (expense) income.” Pension expense is included in determining the sectors’ operating margin to the extent that the cost is currently recognized under government Cost Accounting Standards (CAS). In the adjustments to reconcile to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above” and for the year 2003 are estimated to be approximately $275 million.

The increase in interest income for the 2003 periods as compared to the 2002 periods principally reflects earnings from the note received in connection with the sale of Auto and interest earned on a tax refund received in the first quarter of 2003. Interest income for the year 2003 is expected to be approximately $55 million.

Interest expense for the second quarter and six-month periods of 2003 increased to $119 million and $263 million, respectively, from $105 million and $214 million reported in the 2002 periods principally as a result of increased debt levels arising from the acquisition of TRW, net of the effect of the company’s debt reduction plan which was substantially completed in the second quarter of 2003. Interest expense for the year 2003 is expected to be between $485 million and $490 million.

The company’s effective tax rate in the second quarter of 2003 was 31 percent compared to 30.6 percent in the 2002 period. During the first quarter of 2003, the company recorded a $26 million tax credit for additional research tax credits resulting in a 2003 six-month effective tax rate of 25.7 percent as compared to 30.8 percent in the 2002 six-month period. The effective tax rate is expected to be approximately 31 percent for the remainder of 2003, resulting in a rate of approximately 28 percent for the entire year.

Net income for the second quarter and six-month periods of 2003 was $205 million and $458 million, respectively, or $1.08 and $2.42 per diluted share, compared to income of $182 million and a loss of $101 million, or $1.53 and $(.99) per diluted share, for the same periods of 2002. Second quarter and six-months 2003 diluted earnings per share are based on weighted average diluted shares outstanding of 182.93 million and 182.81 million, respectively, as compared to 112.84 million and 112.12 million in the respective 2002 periods. Discontinued operations generated income of $2 million and income of $82 million for the second quarter and six-month periods of 2003, respectively, compared to income of $1 million and $1 million in the second quarter and first half of 2002. Results reflected in the six-month period of 2002 include a first quarter 2002 charge of $432 million for the cumulative effect of an accounting change recorded upon adoption of SFAS No. 142 – Goodwill and Other Intangible Assets.

Discontinued Operations

The company’s Condensed Consolidated Financial Statements and related footnote disclosures reflect the Auto and Component Technologies businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. As such, discontinued operations includes the January and February 2003 results of TRW Automotive (Auto), the sale of which was completed February 28, 2003, and the results of the company’s remaining Component Technologies businesses. The assets and liabilities of these businesses have been reclassified as held for sale.

Proceeds received in the first quarter of 2003 from the sale of Auto included $3.3 billion in cash, a $600 million face value payment-in-kind note, valued at $455 million, and a 19.6 percent investment in the new enterprise, valued at $170 million. The cash received was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained. The payment-in-kind note matures in 2018 and bears interest at an effective yield of 11.7 percent per annum. The acquirer also assumed debt of approximately $200 million. Final valuation of the Auto transaction will occur upon settlement of purchase price adjustments, expected to be completed in the second half of 2003, and may result in additional adjustments. The company has retained certain liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW divested in 2002.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

In the second quarter of 2003, the company entered into an agreement with COB Support Acquisition Inc., an indirect wholly-owned subsidiary of Cobham plc, to sell the Life Support business, one of the discontinued Component Technologies businesses. The transaction is expected to close in the second half of 2003.

TRW Acquisition

The TRW acquisition is accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The financial statements and the information from which they were derived reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price and preliminary estimates of adjustments necessary to conform TRW to the company’s accounting policies. The company is currently reviewing preliminary accounting conformance adjustments and preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts, debt, environmental and other legal contingencies, restructuring activities, warranty liabilities, income taxes, insurance liabilities, property, plant, and equipment, retiree benefits assets and liabilities, and any purchase price adjustments and retained liabilities associated with the Auto and Aeronautical Systems divestitures. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in the financial statements contained in this Form 10-Q. Adjustments to the purchase price allocations of TRW are expected to be finalized by the fourth quarter of 2003 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Liquidity and Capital Resources

In the first half of 2003, the company used cash from operations of $375 million, compared with cash generated of $473 million in the first half of 2002. At June 30, 2003, net working capital deficit was $81 million which is the result of normal fluctuations in timing of receipts and disbursements, working down advances on contracts, payments associated with acquired businesses and income tax liabilities. In 2003, cash used in operations reflects $1 billion of taxes paid upon completion of the B-2 EMD contract. The IRS is presently completing its audits of the B-2 program for the tax years ended December 31, 1997, through December 31, 2000. Upon completion of these audits, the IRS may adopt a position that the B-2 program was completed in a year prior to 2002, which would create the potential for additional interest expense. Although it is not possible to predict the outcome of the tax audits at this time, management believes that its tax accounting for the B-2 program reflects the appropriate timing of contract completion. Presently, the IRS has not commenced its audits for tax years ended December 31, 2001 or 2002.

In March 2003, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), commenced offers to purchase any or all of certain designated outstanding Northrop Grumman Space & Mission Systems Corp. debt securities in a debt reduction plan substantially completed in the second quarter of 2003. In the first phase, approximately $2.4 billion in aggregate principal amount of outstanding debt securities had been tendered and accepted for purchase, for a total purchase price of approximately $2.9 billion (including accrued and unpaid interest on the securities). In the second phase, the company purchased on the open market approximately $642 million in aggregate principal amount for a total purchase price of $777 million (including accrued and unpaid interest on the securities) of Northrop Grumman Space & Mission Systems Corp. debt securities. Cash proceeds from the sale of Auto were used to complete these transactions, which contributed to the reduction of long-term debt to $6.4 billion at June 30, 2003, from the $9.4 billion reported at December 31, 2002.

During the second quarter of 2003, the company redeemed all outstanding shares of TRW Automotive Inc. Series A Convertible Preferred Stock and Series B Preferred Stock for $117 million.

U.S. ex rel. Bagley v. TRW Inc., previously reported in the company’s public filings, has been settled for $111.2 million. The settlement payment was made in July 2003. The company reviewed this case in preparation for the acquisition of TRW Inc. and it is being accounted for as part of the acquisition. As such, the settlement did not have an effect on the company’s results of operations. The relator’s claim for attorneys’ fees should be resolved in the third quarter and the entire action dismissed with prejudice.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

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

There have been no changes in the company’s critical accounting policies during the six months ended June 30, 2003.

Financial Accounting Standards

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. It requires an issuer to classify certain financial instruments as liabilities and assets in defined circumstances. This statement becomes effective for financial statements issued for interim periods beginning after June 15, 2003. Management is currently evaluating the effect that adoption of this standard will have on the company’s results of operations and financial position

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies and amends certain definitions and characteristics of derivative instruments contained in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, FASB Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and other existing pronouncements. Adoption of this statement will not have an effect on the company’s financial position, results of operations or cash flows.

In January 2003, the Emerging Issues Task Force (EITF) published EITF Issue 00-21 – Revenue Arrangements with Multiple Deliverables (EITF 00-21), which provides guidance on how to recognize revenue in certain arrangements with multiple deliverables. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently evaluating the effect that adoption of EITF 00-21 will have on the company’s results of operations and financial position.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 – Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Management is currently evaluating the effect that adoption of this standard will have on the company’s results of operations and financial position.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. Application of this interpretation did not have a significant effect on the company’s financial position, results of operations or cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit facility, short-term investments, and long-term notes receivable. At June 30, 2003, most borrowings were fixed-rate long-term debt obligations, significant portions of which are not callable until maturity. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2.5 billion credit facility, which had a balance outstanding of $630 million at June 30, 2003. The estimated fluctuation in expense would be 1 percent of any outstanding balance. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At June 30, 2003, no interest rate swap agreements were in effect. The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Foreign currencies are traditionally converted to U.S. dollars upon receipt to limit currency fluctuation exposures. At June 30, 2003, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

market risk exposure relating to foreign currency exchange to be material. The company does not hold or issue derivative financial instruments for trading purposes. Standby letters of credit are used by the company to guarantee future performance on its contracts.

As disclosed in the company’s Annual Report on Form 10-K for the year ended 2002, investments in RF Micro Devices, Inc. (RFMD) and Applera Corporation-Celera Genomics Group (Celera) acquired in connection with the acquisition of TRW, and the related hedge portion of the forward share sale agreements are carried at fair market value. As of June 30, 2003, the value of the investments and the hedge were equivalent. Accordingly, no gains or losses are expected to be recorded from these agreements.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Registrant’s principal executive officer (Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated Registrant’s disclosure controls and procedures and have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these controls and procedures are designed to ensure that information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is accumulated and communicated to Registrant’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The principal executive officer and the principal financial officer have also concluded, based upon their evaluation, that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.
(b)	Changes in internal controls. There were no changes in the Registrant’s internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2003, and the related consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

July 25, 2003

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

U.S. ex rel. Bagley v. TRW Inc., previously reported in the company’s public filings, has been settled for $111.2 million. The settlement payment was made in July 2003. The company reviewed this case in preparation for the acquisition of TRW Inc. and it is being accounted for as part of the acquisition. As such, the settlement did not have an effect on the company’s results of operations. The relator’s claim for attorneys’ fees should be resolved in the third quarter and the entire action dismissed with prejudice. The action involved allegations that TRW misclassified various costs and improperly charged those costs to certain of its federal contracts, that the United States had incurred substantial damages, and that TRW was liable for approximately $56 million in single damages, subject to trebling, plus penalties, post-judgment interest, costs (including attorneys’ fees) and “all other proper relief.”

As previously reported, on February 3, 2003, the Department of Justice filed a civil False Claims Act case against Newport News Shipbuilding, Inc. in the United States District Court for the Eastern District of Virginia in U.S. v. Newport News Shipbuilding, Inc. The government seeks single damages in an amount in excess of $72 million, plus penalties, costs and interest. Damages may be trebled under the False Claims Act. The complaint alleges that the company improperly charged certain independent research and development costs to its government contracts with respect to the years 1994 through 1999. The company denies the allegations and intends to vigorously defend the matter. Trial is scheduled for August 18, 2003.

Environmental Matters

As previously reported, on December 18, 2000, the Mississippi Department of Environmental Quality (MDEQ) delivered to the Ingalls subsidiary of Litton, a notice of violation alleging use of non-compliant coatings, opacity violations and VOC emissions violations. The MDEQ subsequently requested that Ingalls, now named Northrop Grumman Ship Systems, Inc. (NGSS), perform an air permit compliance review. NGSS and the MDEQ have reached agreement on the terms of a full and complete settlement of the alleged air violations. Under the Agreed Order, NGSS will pay $350,000 to the MDEQ within 30 days after entry of the Order, and expend an additional $600,000 in capital expenditures toward implementation of an agreed upon Supplemental Environmental Project. The Agreed Order was entered on July 7, 2003. NGSS must remit the $350,000 payment by August 6, 2003.

Other Matters

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

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

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
The annual meeting of stockholders of Northrop Grumman Corporation was held May 21, 2003.
Election of Directors –
The following Class III Director nominees were elected at the annual meeting:
John T. Chain, Jr.
Vic Fazio
Charles R. Larson
Ronald D. Sugar
b)	The Directors whose terms of office continue are:
Lewis W. Coleman
Phillip Frost
Kent Kresa
Charles H. Noski
Jay H. Nussbaum
Philip A. Odeen
Aulana L. Peters
John Brooks Slaughter
c)	The matters voted upon at the meeting and the results of each vote are as follows:

Directors:	Votes For	Votes Withheld
John T. Chain, Jr.	147,701,502	9,693,516
Vic Fazio	147,561,458	9,833,560
Charles R. Larson	147,566,863	9,828,155
Ronald D. Sugar	152,624,336	4,770,682

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors	145,544,193	10,535,892	1,314,933	0

Proposal to approve amendments to the 2001 Long-Term Incentive Stock Plan to increase the number of shares available for issuance	91,867,612	46,391,051	2,008,749	17,127,606

Proposal to amend the Certificate of Incorporation to decrease the vote requirement for amending certain charter provisions	132,674,673	5,827,443	1,765,296	17,127,606

Shareholder Proposal regarding military activities in space	4,971,503	125,914,722	9,381,187	17,127,606

Shareholder Proposal regarding the shareholder rights plan	100,567,791	37,171,091	2,528,530	17,127,606

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

3	Restated Certificate of Incorporation of Northrop Grumman Corporation (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A filed April 4, 2003).

10(a)	The 2002 Incentive Compensation Plan of Northrop Grumman Corporation (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed April 4, 2003).

*10(b)	Time Sharing Agreement between Kent Kresa and Northrop Grumman Corporation dated April 16, 2003.

*10(c)	July 2003 Amendment to the Northrop Grumman Supplemental Plan 2.

*10(d)	Tenth Amendment to the CPC Supplemental Executive Retirement Program.

*15	Letter from independent accountants regarding unaudited interim financial information.

*31.1	Rule 13a-14a/15d-14(a) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002).

*31.2	Rule 13a-14a/15d-14(a) Certification of Richard B. Waugh, Jr. (Section 302 of the Sarbanes-Oxley Act of 2002).

**32.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Richard B. Waugh, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report.
**	Furnished with this Report.

(b)  Reports on Form 8-K

A report on Form 8-K was dated and submitted July 28, 2003, by Northrop Grumman Corporation including as an exhibit pursuant to Item 7 and furnishing as an exhibit pursuant to Item 12 information with respect to financial results for the quarter ended June 30, 2003.

A report on Form 8-K was dated and submitted April 10, 2003, by Northrop Grumman Corporation furnishing as an exhibit pursuant to Item 9 the First Amendment dated as of November 26, 2002 to the Five-Year

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

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

A report on Form 8-K was dated March 21, 2003, and submitted March 24, 2003, by Northrop Grumman Corporation, furnishing pursuant to Item 9 a transmittal letter to the Securities and Exchange Commission and certifications of its Chairman and Chief Executive Officer and Corporate Vice President and Chief Financial Officer in connection with its Annual Report on Form 10-K for the year ended December 31, 2002. Such certifications were made pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION (Registrant)

Date: August 6, 2003	By:	/S/ SANDRA J. WRIGHT
Sandra J. Wright Corporate Vice President and Controller

Date: August 6, 2003	By:	/S/ JOHN H. MULLAN
John H. Mullan Corporate Vice President and Secretary