Form 10-Q
period 2003-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2003-11-06
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2003

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

Yes  ☒                                                                         No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

As of October 30, 2003

Common stock outstanding	183,128,533 shares
Preferred stock outstanding	3,500,000 shares

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
$ in millions	September 30, 2003	December 31, 2002

Assets:
Cash and cash equivalents	$359	$1,412
Accounts receivable, net of progress payments of $20,478 in 2003 and $16,216 in 2002	2,987	2,949
Inventoried costs, net of progress payments of $833 in 2003 and $988 in 2002	1,125	1,091
Deferred income taxes	430	662
Prepaid expenses and other current assets	165	160
Assets of businesses held for sale	386	9,621

Total current assets	5,452	15,895

Net property, plant and equipment	3,921	3,605

Goodwill	17,401	15,657
Other purchased intangibles, net of accumulated amortization of $931 in 2003 and $760 in 2002	1,766	2,553
Prepaid retiree benefits cost and intangible pension asset	3,389	3,618
Deferred income taxes	527	174
Miscellaneous other assets	1,205	824

Total other assets	24,288	22,826

Total Assets	$33,661	$42,326

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

	(Unaudited)
$ in millions	September 30, 2003	December 31, 2002

Liabilities and Shareholders’ Equity:
Notes payable to banks	$24	$22
Current portion of long-term debt	122	203
Trade accounts payable	1,349	1,427
Accrued employees’ compensation	1,037	1,018
Advances on contracts	1,077	1,066
Contract loss provisions	482	453
Income taxes payable	233	1,237
Other current liabilities	1,077	1,414
Liabilities of businesses held for sale	152	4,593

Total current liabilities	5,553	11,433
Long-term debt	6,267	9,398
Accrued retiree benefits	5,955	5,942
Mandatorily redeemable preferred stock	350	350
Other long-term liabilities	746	742
Minority interest	27	139

Total liabilities	18,898	28,004

Paid-in capital
Common stock, 800,000,000 shares authorized; issued and outstanding: 2003 – 183,035,805; 2002 – 182,602,390	12,528	12,511
Retained earnings	3,280	2,870
Unearned compensation	(7)	(11)
Accumulated other comprehensive loss	(1,038)	(1,048)

Total shareholders’ equity	14,763	14,322

Total Liabilities and Shareholders’ Equity	$33,661	$42,326

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share	2003	2002	2003	2002

Product sales and service revenues	$6,619	$4,214	$19,112	$12,376
Cost of product sales and service revenues
Operating costs	5,580	3,440	16,228	10,157
Administrative and general expenses	608	461	1,734	1,239

Operating margin	431	313	1,150	980
Interest income	16	2	45	6
Interest expense	(118)	(106)	(381)	(320)
Other, net	(5)	(11)	23	9

Income from continuing operations before income taxes and cumulative effect of accounting change	324	198	837	675
Federal and foreign income taxes	100	57	232	204

Income from continuing operations before cumulative effect of accounting change	224	141	605	471
(Loss) income from discontinued operations, net of tax	(46)	(178)	36	(177)
Gain (loss) on disposal of discontinued operations, net of tax	6	(22)	1	(22)

Income (loss) before cumulative effect of accounting change	184	(59)	642	272
Cumulative effect of accounting change				(432)

Net income (loss)	$184	$(59)	$642	$(160)

Weighted average common shares outstanding, in millions	183.00	113.07	182.87	112.45

Basic earnings (loss) per common share
Continuing operations	$1.22	$1.19	$3.24	$4.03
Discontinued operations	(.25)	(1.57)	.20	(1.58)
Disposal of discontinued operations	.03	(.20)		(.20)

Before cumulative effect of accounting change	1.00	(.58)	3.44	2.25
Cumulative effect of accounting change				(3.83)

Basic earnings (loss) per common share	$1.00	$(.58)	$3.44	$(1.58)

Diluted earnings (loss) per share
Continuing operations	$1.21	$1.17	$3.21	$3.96
Discontinued operations	(.24)	(1.54)	.20	(1.55)
Disposal of discontinued operations	.03	(.19)		(.19)

Before cumulative effect of accounting change	1.00	(.56)	3.41	2.22
Cumulative effect of accounting change				(3.78)

Diluted earnings (loss) per share	$1.00	$(.56)	$3.41	$(1.56)

Dividends per common share	$.40	$.40	$1.20	$1.20

Dividends per mandatorily redeemable preferred share	$1.75	$1.75	$5.25	$5.25

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Nine months ended September 30, $ in millions	2003	2002

Paid-in Capital
At beginning of year	$12,511	$4,451
Stock issued in purchase of businesses		308
Common stock repurchased	(47)
Employee stock awards and options exercised, net of tax benefit	64	111

	12,528	4,870

Retained Earnings
At beginning of year	2,870	3,011
Net income (loss)	642	(160)
Cash dividends	(232)	(154)

	3,280	2,697

Unearned Compensation
At beginning of year	(11)	(18)
Amortization of unearned compensation	4	5

	(7)	(13)

Accumulated Other Comprehensive Loss
At beginning of year	(1,048)	(53)
Change in cumulative translation adjustment	10	(1)

	(1,038)	(54)

Total shareholders’ equity	$14,763	$7,500

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, $ in millions	2003	2002

Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$5,115	$4,484
Other collections	13,824	8,147
Interest received	15	64
Proceeds from litigation settlement		220
Income tax refunds received	25	54
Other cash receipts	49	21

Cash provided by operating activities	19,028	12,990

Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	17,222	11,637
Interest paid	490	333
Income taxes paid	1,128	107
Payments for litigation settlements	191
Other cash payments	28	15

Cash used in operating activities	19,059	12,092

Cash (used in) provided by continuing operations	(31)	898
Cash provided by discontinued operations	56	34

Net cash provided by operating activities	25	932

Investing Activities
Proceeds from sale of businesses, net of cash divested	3,430
Payment for businesses purchased, net of cash acquired	(66)	(169)
Additions to property, plant and equipment	(400)	(282)
Proceeds from sale of property, plant and equipment	50	28
Other investing activities, net	(46)	33
Discontinued operations	(72)	(8)

Net cash provided by (used in) investing activities	2,896	(398)

Financing Activities
Borrowings under lines of credit	758	508
Repayment of borrowings under lines of credit	(257)	(494)
Principal payments of long-term debt/capital leases	(3,792)	(472)
Common stock repurchases	(7)
Proceeds from issuance of stock	16	74
Dividends paid	(232)	(154)
Redemption of minority interest	(117)
Discontinued operations	(343)	2

Net cash used in financing activities	(3,974)	(536)

Decrease in cash and cash equivalents	(1,053)	(2)
Cash and cash equivalents balance at beginning of period	1,412	464

Cash and cash equivalents balance at end of period	$359	$462

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Nine months ended September 30, $ in millions	2003	2002

Reconciliation of Income from Continuing Operations before Cumulative Effect of Accounting Change to Net Cash Provided by Operating Activities:
Income from continuing operations before cumulative effect of accounting change	$605	$471
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation	336	253
Amortization of intangible assets	171	112
Common stock issued to employees	49	38
Gain on disposals of property, plant and equipment		(2)
Amortization of long-term debt premium	(40)	(2)
(Increase) decrease in
Accounts receivable	(4,349)	(3,377)
Inventoried costs	55	(256)
Prepaid expenses and other current assets	(4)	(14)
Increase (decrease) in
Progress payments	4,172	3,914
Accounts payable and accruals	(490)	(132)
Provisions for contract losses	13	(152)
Deferred income taxes	339	(514)
Income taxes payable	(1,189)	647
Retiree benefits	319	(116)
Other noncash transactions	(18)	28

Cash (used in) provided by continuing operations	(31)	898
Cash provided by discontinued operations	56	34

Net cash provided by operating activities	$25	$932

Noncash Investing and Financing Activities:
Conversion of debt to equity		$3
Sale of business
Note receivable, net of discount	$455
Investment in unconsolidated affiliate	170

Purchase of businesses
Fair value of assets acquired	$72	$764
Cash paid	(66)	(169)
Common stock issued		(308)

Liabilities assumed	$6	$287

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

The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on a Friday, in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist within a reporting year. The fiscal closing calendar from 1998 through 2008 is available on our website, www.northropgrumman.com on the investor relations page under financial reports.

Financial Statement Reclassification

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Earnings per Share

Basic earnings per share from continuing operations before cumulative effect of accounting change are calculated by dividing income available to common shareholders from continuing operations before cumulative effect of accounting change by the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Through June 30, 2003, income available to common shareholders from continuing operations before cumulative effect of accounting change is calculated by reducing income from continuing operations before cumulative effect of accounting change by the amount of dividends accrued on mandatorily redeemable preferred stock. Effective July 1, 2003, the company adopted Statement of Financial Accounting Standards (SFAS) No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Upon adoption of this standard, mandatorily redeemable preferred stock is reported as a long-term liability in the accompanying consolidated condensed statements of financial position. In addition, the dividends accrued on mandatorily redeemable preferred stock for the second half of 2003 are being recorded as interest expense in the accompanying consolidated condensed statements of operations and are therefore already deducted from income from continuing operations before cumulative effect of accounting change. Since these dividends are not tax-deductible, this change has had no effect on the earnings per share calculation. This standard is required to be adopted on a prospective basis, and accordingly no restatement of prior periods has been made. Diluted earnings per share from continuing operations before cumulative effect of accounting change reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans and the dilutive effect of the equity security units as applicable. Shares issuable pursuant to mandatorily redeemable preferred stock have not been included in the diluted earnings per share calculation because their effect is currently anti-dilutive.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Basic and diluted earnings per share from continuing operations before cumulative effect of accounting change are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share	2003	2002	2003	2002

Basic Earnings per Share
Income from continuing operations before cumulative effect of accounting change	$224	$141	$605	$471
Less preferred dividends		6	12	18

Income available to common shareholders from continuing operations before cumulative effect of accounting change	$224	$135	$593	$453

Weighted-average common shares outstanding, in millions	183.00	113.07	182.87	112.45

Basic earnings per share from continuing operations before cumulative effect of accounting change	$1.22	$1.19	$3.24	$4.03

Diluted Earnings per Share
Income from continuing operations before cumulative effect of accounting change	$224	$141	$605	$471
Less preferred dividends		6	12	18

Income available to common shareholders from continuing operations before cumulative effect of accounting change	$224	$135	$593	$453

Weighted-average common shares outstanding, in millions	183.00	113.07	182.87	112.45
Dilutive effect of stock options, awards and equity security units, in millions	1.51	2.14	1.51	1.96

Weighted-average diluted shares outstanding, in millions	184.51	115.21	184.38	114.41

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$1.21	$1.17	$3.21	$3.96

Goodwill and Other Purchased Intangible Assets

The company accounts for goodwill under the impairment-only approach prescribed by SFAS No. 142 – Goodwill and Other Intangible Assets. Impairment tests are performed at least annually and more often as circumstances require. Goodwill and other purchased intangible assets balances are included in the identifiable assets of the segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating margin. The annual impairment test for all sectors except Mission Systems and Space Technology was performed as of April 30, 2003, with no indication of impairment. Mission Systems and Space Technology will be tested in the fourth quarter of 2003, upon completion of the final purchase price allocation as further discussed in the “Acquisitions” footnote contained herein.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

$ in millions	Balance as of December 31, 2002	Goodwill acquired		Fair value adjustments to net assets acquired	Balance as of September 30, 2003

Electronic Systems	$2,557	$		$42	$2,599
Ships	3,635				3,635
Information Technology	1,117		5		1,122
Mission Systems	3,705		39	1,931	5,675
Integrated Systems	938				938
Space Technology	3,705			(273)	3,432

Total	$15,657		$44	$1,700	$17,401

In connection with the acquisition of TRW Inc. (TRW), the company has allocated $416 million of the purchase price as purchased intangible assets with a weighted average life of 8 years. See the “Acquisitions” footnote contained herein for additional information. The table below summarizes the company’s aggregate purchased intangible assets as of September 30, 2003, and December 31, 2002.

	September 30, 2003			December 31, 2002

$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Contract and program intangibles	$2,587	$(879)	$1,708	$3,253	$(714)	$2,539
Other purchased intangibles	110	(52)	58	60	(46)	14

Total	$2,697	$(931)	$1,766	$3,313	$(760)	$2,553

All of the company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted average period of 22 years. Aggregate amortization expense for the three months and nine months ended September 30, 2003, was $57 million and $171 million, respectively.

The table below shows expected amortization for the remainder of 2003 and for the next five years:

$ in millions

Year Ended December 31
2003 (October 1 to December 31)	$57
2004	226
2005	217
2006	129
2007	116
2008	108

Discontinued Operations

The company’s Consolidated Condensed Financial Statements and related footnote disclosures reflect the Auto and Component Technologies businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. As such, discontinued operations includes the January and February 2003 results of TRW Automotive (Auto), the sale of

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

which was completed February 28, 2003, and the results of the company’s remaining Component Technologies businesses. The assets and liabilities of these remaining businesses have been reclassified as held for sale.

Proceeds received from the sale of Auto included $3.3 billion in cash, a $600 million face value payment-in-kind note, valued at $455 million, and a 19.6 percent investment in the new enterprise, valued at $170 million. The cash received was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained. The payment-in-kind note matures in 2018 and bears interest at an effective yield of 11.7 percent per annum. The acquirer also assumed debt of approximately $200 million. Final valuation of the Auto transaction will occur upon settlement of purchase price adjustments, expected to be completed in the fourth quarter of 2003, and may result in additional adjustments. The company has retained certain liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW divested in 2002.

Loss from discontinued operations includes goodwill impairment losses of $47 million and $186 million for the three months ended September 30, 2003, and 2002, respectively. The company reported an estimated after-tax loss of $22 million for the third quarter of 2002, which considered only those businesses that may be sold for a loss. Gains realized on the sale of any of these businesses are reported in the period in which their divestiture is complete.

In the third quarter of 2003, the company completed the sale of Life Support and entered into an agreement to sell Poly-Scientific, two of the discontinued Component Technologies businesses. The company also concluded negotiations and entered into an agreement to sell its 51 percent interest in the operations of TRW Koyo Steering Systems Company (TKS), formerly a joint venture of TRW and Koyo Seiko Ltd. The company completed the sale of Poly-Scientific and TKS in the fourth quarter of 2003.

Operating results of the discontinued businesses for the three months and nine months ended September 30, 2003, and 2002, respectively, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2003	2002	2003	2002

Sales	$167	$165	$2,391	$485

(Loss) income from discontinued operations	$(44)	$(175)	$82	$(173)
Income tax expense	(2)	(3)	(46)	(4)

(Loss) income from discontinued operations, net of tax	$(46)	$(178)	$36	$(177)

Gain (loss) on disposal of discontinued operations	$18	$(34)	$10	$(34)
Income tax (expense) benefit	(12)	12	(9)	12

Gain (loss) on disposal of discontinued operations, net of tax	$6	$(22)	$1	$(22)

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

The major classes of assets and liabilities for the discontinued businesses at September 30, 2003, and December 31, 2002, were as follows:

	September 30,	December 31,
$ in millions	2003	2002

Current assets	$157	$2,161
Net property, plant and equipment	141	2,799
Goodwill	35	4,117
Miscellaneous other assets	53	544

Assets of businesses held for sale	$386	$9,621

Accounts payable and other current liabilities	$102	$2,661
Long-term debt	1	229
Other long-term liabilities	49	1,703

Liabilities of businesses held for sale	$152	$4,593

Acquisitions

In December 2002, the company purchased 100 percent of the common stock of TRW. TRW’s defense business units are operated as two separate segments, Mission Systems and Space Technology. TRW’s Auto business units were sold on February 28, 2003. See the “Discontinued Operations” footnote contained herein for additional information. The TRW acquisition is accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The financial statements reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price and preliminary estimates of adjustments necessary to conform TRW to the company’s accounting policies. The company is currently reviewing preliminary accounting conformance adjustments and preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts, debt, environmental and other legal contingencies, restructuring activities, warranty liabilities, income taxes, property, plant and equipment, retiree benefits assets and liabilities, and any purchase price adjustments and retained liabilities associated with the Auto and Aeronautical Systems divestitures. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in the financial statements contained in this Form 10-Q. Adjustments to the purchase price allocations of TRW are expected to be finalized in the fourth quarter of 2003 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Segment Information

The table below presents segment operating information for the three months and nine months ended September 30, 2003, and 2002, respectively.

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2003	2002	2003	2002

Net Sales
Electronic Systems	$1,522	$1,311	$4,372	$3,811
Ships	1,366	1,101	3,946	3,335
Information Technology	1,198	1,098	3,445	3,063
Mission Systems	1,021		3,033
Integrated Systems	974	807	2,778	2,443
Space Technology	742		2,123
Intersegment eliminations	(204)	(103)	(585)	(276)

Total net sales	$6,619	$4,214	$19,112	$12,376

Operating Margin
Electronic Systems	$162	$73	$431	$272
Ships	83	50	181	202
Information Technology	74	91	203	182
Mission Systems	66		196
Integrated Systems	92	84	302	277
Space Technology	53		140

Total segment operating margin	530	298	1,453	933
Adjustments to reconcile to total operating margin:
Unallocated expenses	(17)	(30)	(69)	(83)
Pension (expense) income	(143)	22	(423)	68
Reversal of CAS pension expense included above	64	25	201	74
Reversal of royalty income included above	(3)	(2)	(12)	(12)

Total operating margin	$431	$313	$1,150	$980

Pension expense is included in determining the sectors’ operating margin to the extent that the cost is currently recognized under government Cost Accounting Standards (CAS). In order to reconcile from segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.” Total pension income or expense determined under Generally Accepted Accounting Principles (GAAP) is reported separately as a reconciling item under the caption “Pension (expense) income.” The reconciling item captioned “Unallocated expenses” includes the portion of corporate expenses, state tax provisions and other retiree benefit expenses that are not allocated to the segments.

In the third quarter of 2003, the company settled two civil False Claims Act cases, Newport News Shipbuilding, Inc. and Jordan, and recorded loss provisions for settlement offers on other legal matters, resulting in a net gain of $17 million, which is included in the line captioned “Unallocated expenses.” The two settled cases required payments by the company of approximately $80 million.

The $60 million settlement amount allocated by the plaintiff to the Newport News Shipbuilding, Inc. case was charged to an existing reserve established for the government’s claim that Newport News had improperly charged certain independent research and development costs to its government contracts with respect to the years

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

1994 through 1999. As previously reported, the government filed a civil False Claims Act case against the company in February 2003 seeking single damages in excess of $72 million, plus penalties, costs and interest. A reserve amount for this matter was determined in accordance with SFAS No. 5 – Accounting for Contingencies, after considering the facts and circumstances known to management at the time, including the potential for treble damages and penalties as provided in the False Claims Act. The reserve, when established, had no effect on the company’s net income, as it was recorded as a liability on the balance sheet as part of the purchase accounting for Newport News, which was acquired in December 2001. The unused portion of the reserve, approximately $120 million, was reversed in the third quarter and together with the third quarter loss provisions recorded for other legal matters is included in the $17 million net gain reported in “Unallocated expenses” in the third quarter.

Long-Term Debt

In March 2003, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), commenced offers to purchase any or all of certain designated outstanding Northrop Grumman Space & Mission Systems Corp. debt securities in a debt reduction plan substantially completed in the second quarter of 2003. In the first phase, approximately $2.4 billion in aggregate principal amount of outstanding debt securities were tendered and accepted for purchase, for a total purchase price of approximately $2.9 billion (including accrued and unpaid interest on the securities). In the second phase, the company purchased on the open market $655 million in aggregate principal amount for a total purchase price of $792 million (including accrued and unpaid interest on the securities). Cash proceeds from the sale of Auto were used to complete these transactions, which contributed to the reduction of long-term debt to $6.3 billion at September 30, 2003, from the $9.4 billion reported at December 31, 2002.

Long-term debt at September 30, 2003, and December 31, 2002, consisted of the following:

$ in millions	September 30, 2003	December 31, 2002

Notes and debentures due 2003 to 2036, rates from 6.05% to 12.36%	$5,098	$8,772
Equity security unit notes due 2006, 7.25%	690	690
Revolving credit facility, weighted average interest rate of 1.95%	500
Other indebtedness due 2004 to 2024, rates from 7.0% to 8.5%	101	139

	6,389	9,601
Less current portion	122	203

	$6,267	$9,398

Litigation, Commitments and Contingencies

The company is subject to a range of claims, lawsuits, environmental matters and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its internal and external legal counsel. In accordance with SFAS No. 5 – Accounting for Contingencies, amounts are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure to the company may vary from earlier estimates as further facts and circumstances become known. Based upon available information, it is the company’s expectation that known legal actions are either without merit or will have no material adverse effect on the company’s results of operations or financial position. For newly acquired businesses, management applies judgment in estimating the fair value of liabilities assumed, including those related to claims, lawsuits, environmental matters and administrative proceedings, as part of its purchase accounting activities. While the company cannot predict the ultimate outcome of these matters, resolution of one or more of these matters individually or in the aggregate is not expected to have a material effect on the company’s financial position or results of operations, but resolution of these matters may have a material effect on cash flows.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

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

U.S. ex rel. Bagley v. TRW Inc., previously reported in the company’s public filings, has been settled for $111.2 million. The settlement payment was made in July 2003. The company reviewed this case in preparation for the acquisition of TRW Inc. and it was accounted for as part of the acquisition. As such, the settlement did not have an effect on the company’s results of operations. The relator’s claim for attorneys’ fees was resolved in the third quarter and the entire action was dismissed with prejudice.

As previously reported, on February 3, 2003, the Department of Justice filed a civil False Claims Act case against Newport News Shipbuilding, Inc. in the United States District Court for the Eastern District of Virginia in U.S. v. Newport News Shipbuilding, Inc. The government sought single damages in an amount in excess of $72 million, plus penalties, costs and interest. Damages could have been trebled under the False Claims Act. The complaint alleged that the company improperly charged certain independent research and development costs to its government contracts with respect to the years 1994 through 1999. In August 2003, the parties settled this and another matter for $80 million. The plaintiff allocated $60 million to the settlement of the Newport News Shipbuilding, Inc. matter. The settlement payment was made in August 2003.

Preferred Share Purchase Rights

In the third quarter 2003, the company amended its preferred share purchase rights plan. The plan will expire at midnight on December 31, 2003.

Stock-Based Compensation

The company applies Accounting Principles Board Opinion 25 – Accounting for Stock Issued to Employees and related Interpretations in accounting for awards made under the company’s stock-based compensation plans. When stock options are exercised, the amount of the cash proceeds to the company is recorded as an increase to paid-in capital, net of tax benefit. Compensation expense for restricted performance stock rights is estimated and accrued over the vesting period.

Had compensation expense been determined based on the fair value at the grant dates for stock option awards, consistent with the method of SFAS No. 123 – Accounting for Stock Based Compensation, net income (loss), basic earnings (loss) per share, and diluted earnings (loss) per share would have been as shown in the table below.

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share	2003	2002	2003	2002

Net income (loss) as reported	$184	$(59)	$642	$(160)
Stock-based compensation, net of tax, included in net income as reported	18	7	39	22
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(26)	(13)	(62)	(36)

Pro-forma net income (loss) using the fair value method	$176	$(65)	$619	$(174)

Basic earnings (loss) per share
As reported	$1.00	$(.58)	$3.44	$(1.58)
Pro-forma	$.96	$(.63)	$3.32	$(1.71)
Diluted earnings (loss) per share
As reported	$1.00	$(.56)	$3.41	$(1.56)
Pro-forma	$.95	$(.61)	$3.29	$(1.68)

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

These amounts were determined using weighted-average per share fair values for market options granted in 2003 and 2002 of $31 and $31, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years and for the three months and nine months ended September 30, 2003 and 2002, respectively, and the following additional assumptions: dividend yield, 1.7 percent and 1.5 percent; expected volatility, 35 percent and 34 percent; and risk-free interest rate, 3.2 percent and 3.6 percent.

Minority Interest

As of December 31, 2002, TRW Automotive Inc. (TAI) had outstanding 100,000 shares of Series A Convertible Preferred Stock (TAI Series A) and 30,000 shares of Series B Preferred Stock (TAI Series B), of which 14,000 shares were owned by Northrop Grumman. All of the outstanding TAI Series A and TAI Series B shares were redeemed in the second quarter of 2003 for $117 million.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. It requires an issuer to classify certain financial instruments as liabilities and assets in defined circumstances. This statement was adopted July 1, 2003, and did not have a significant effect on the company’s financial position, results of operations or cash flows.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies and amends certain definitions and characteristics of derivative instruments contained in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and other existing pronouncements. Adoption of this statement will not have a significant effect on the company’s financial position, results of operations or cash flows.

In January 2003, the Emerging Issues Task Force (EITF) published EITF Issue 00-21 – Revenue Arrangements with Multiple Deliverables, which provides guidance on how to recognize revenue in certain arrangements with multiple deliverables. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a significant effect on the company’s financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46 – Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This interpretation explains how to identify variable interest entities (VIE’s) and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 became effective immediately for VIE’s created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until December 31, 2003. Presently, management does not believe that the company has interests that would be considered VIE’s under FIN 46. A final determination regarding the provisions of FIN 46 will be reflected in the company’s financial statements as of December 31, 2003.

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

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

adopted January 1, 2003, and did not have a significant effect on the company’s financial position, results of operations or cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 – Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement became effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement was adopted January 1, 2003, and did not have a significant effect on the company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations

The 2003 results include the operations of TRW Inc. (TRW), acquired in the fourth quarter of 2002. Operating results of the acquired TRW businesses are reported as the Mission Systems and Space Technology segments of the company. This acquisition is an important component of the increase in sales, operating margin and net income for the 2003 periods compared with those of 2002.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

SELECTED INDUSTRY SEGMENT INFORMATION

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2003	2002	2003	2002

Net Sales
Electronic Systems	$1,522	$1,311	$4,372	$3,811
Ships	1,366	1,101	3,946	3,335
Information Technology	1,198	1,098	3,445	3,063
Mission Systems	1,021		3,033
Integrated Systems	974	807	2,778	2,443
Space Technology	742		2,123
Intersegment eliminations	(204)	(103)	(585)	(276)

Total net sales	$6,619	$4,214	$19,112	$12,376

Operating Margin
Segments:
Electronic Systems	$162	$73	$431	$272
Ships	83	50	181	202
Information Technology	74	91	203	182
Mission Systems	66		196
Integrated Systems	92	84	302	277
Space Technology	53		140
Adjustments to reconcile to total operating margin:
Unallocated expenses	(17)	(30)	(69)	(83)
Pension (expense) income	(143)	22	(423)	68
Reversal of CAS pension expense included above	64	25	201	74
Reversal of royalty income included above	(3)	(2)	(12)	(12)

Total operating margin	$431	$313	$1,150	$980

Contract Acquisitions
Electronic Systems	$1,175	$1,862	$4,089	$4,451
Ships	625	752	2,350	3,806
Information Technology	1,161	1,024	3,565	3,101
Mission Systems	950		2,955
Integrated Systems	314	484	2,821	2,374
Space Technology	314		1,724
Intersegment eliminations	(248)	(110)	(883)	(269)

Total contract acquisitions	$4,291	$4,012	$16,621	$13,463

Funded Order Backlog
Electronic Systems			$6,212	$6,536
Ships			8,765	10,243
Information Technology			1,709	1,474
Mission Systems			2,670
Integrated Systems			3,781	3,454
Space Technology			909
Intersegment eliminations			(484)	(219)

Total funded order backlog			$23,562	$21,488

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Contract Acquisitions

Contract acquisitions increased 7 percent to $4.3 billion for the third quarter of 2003 as compared to the third quarter a year ago, and increased 23 percent to $16.6 billion in the nine-month period of 2003 compared to the 2002 period. Growth in 2003 principally reflects inclusion of the two new segments, Mission Systems for $950 million and $3 billion in the third quarter and nine-month periods and Space Technology for $314 million and $1.7 billion in the third quarter and nine-month periods of 2003. In last year’s first quarter, Ships reported contract acquisitions of $1.8 billion resulting from the funding of Virginia-class submarines and refueling and overhaul of the carrier USS Eisenhower. The company’s business backlog at September 30, 2003, increased to $23.6 billion from $21.5 billion reported a year earlier.

Measures of Performance

Sales for the third quarter of 2003 increased 57 percent to $6.6 billion and for the nine-month period of 2003 increased 54 percent to $19.1 billion as compared with the same periods of 2002. Sales for 2003 are expected to be between $25.5 billion and $26 billion. Sales by business area are outlined below. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2003	2002	2003	2002

Electronic Systems
Aerospace Electronic Systems	$473	$371	$1,310	$1,080
C4ISR&N	311	321	904	842
Defensive Electronic Systems	237	179	643	563
Navigation Systems	173	159	538	484
Space Systems	128	103	376	324
Other	200	178	601	518

	1,522	1,311	4,372	3,811

Ships
Aircraft Carriers	462	518	1,460	1,488
Surface Combatants	405	216	1,097	596
Amphibious and Auxiliary	271	196	739	585
Submarines	157	130	449	415
Commercial and International	37	15	92	169
Services and Other	34	56	109	165
Intrasegment Eliminations		(30)		(83)

	1,366	1,101	3,946	3,335

Information Technology
Government Information Technology	759	696	2,226	1,972
Enterprise Information Technology	225	195	587	500
Technology Services	175	172	517	486
Commercial Information Technology	67	54	200	160
Intrasegment Eliminations	(28)	(19)	(85)	(55)

	1,198	1,098	3,445	3,063

Mission Systems
Command, Control & Intelligence	383		1,150
Missile Systems	271		785
Federal & Civil Information Systems	198		606
Technical Services	179		521
Intrasegment Eliminations	(10)		(29)

	1,021		3,033

Integrated Systems
Air Combat Systems	644	465	1,754	1,422
Airborne Early Warning/Electronic Warfare	202	200	629	555
Airborne Ground Surveillance/Battle Management	128	140	397	466
Intrasegment Eliminations		2	(2)

	974	807	2,778	2,443

Space Technology
Intelligence, Surveillance, & Reconnaissance	221		626
Satellite Communications	110		358
Civil Space	145		390
Missile Defense	100		287
Radio Systems	106		286
Technology	60		176

	742		2,123

Intersegment eliminations	(204)	(103)	(585)	(276)

Total sales	$6,619	$4,214	$19,112	$12,376

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Sales at Electronic Systems increased 16 percent and 15 percent to $1.5 billion and $4.4 billion in the third quarter and nine-month periods of 2003, respectively, as compared to the same periods of 2002. Operating margin for the 2003 third quarter increased to $162 million from $73 million in the 2002 third quarter and increased to $431 million in the 2003 nine-month period from $272 million in the 2002 nine-month period. Electronic Systems results for sales and operating margin in the 2003 periods reflect increased volume in Aerospace Electronic Systems’ F-16 and F-35 programs and Defensive Electronic Systems’ ALQ-135 and MH-53 programs. Operating margin results for the 2002 periods included a $65 million pre-tax charge for the F-16 Block 60 combat avionics program. For 2003, Electronic Systems sales are expected to be approximately $6 billion with operating margin of nearly 10 percent of sales.

Ships, which includes the financial results of the Newport News and Ship Systems sectors, generated sales of $1.4 billion and $3.9 billion in the third quarter and nine-month periods of 2003, respectively, reflecting 24 percent and 18 percent increases, respectively, over the 2002 periods. The sales growth reflects increased revenue on the DDX program, included in the Surface Combatant business area, and on the LPD program, included in the Amphibious and Auxiliary business area. Operating margin was $83 million for the third quarter and $181 million for the nine-month period of 2003, compared with $50 million for the third quarter and $202 million for the nine-month period of 2002. The 2003 nine-month results include a second quarter pre-tax charge to operating margin of $68 million for the commercial Polar Tanker program. Last year’s third quarter operating margin reflected an $87 million pre-tax charge to operating margin for the commercial Polar Tanker program partially offset by a $69 million positive pre-tax adjustment for the cancelled commercial cruise ship program. Sales in 2003 are expected to be more than $5 billion, with operating margin as a percent of sales expected to be between 5 and 5.5 percent.

Information Technology sales increased 9 percent and 12 percent to $1.2 billion and $3.4 billion in the third quarter and nine-month periods of 2003, respectively, as compared with the same periods of 2002. For the third quarter and nine-month periods of 2003, the sector reported operating margin of $74 million and $203 million, respectively, compared with $91 million and $182 million in the 2002 periods. Sales and operating margin in the 2003 periods reflects strong growth in the Government Information Technology and Enterprise Information Technology business areas. Last year’s results included a $20 million positive pre-tax adjustment resulting from the restructuring of a contract included in the Technology Services business area. For 2003, sales are expected to be approximately $4.7 billion with operating margin as a percent of sales of approximately 6 percent.

Mission Systems reported 2003 third quarter and nine-month sales of $1 billion and $3 billion, respectively, led by its Command, Control & Intelligence Systems and Missile Systems business areas. The segment’s 2003 third quarter and year-to-date operating margins were $66 million and $196 million, respectively. For 2003, sales are expected to be approximately $4 billion with operating margin as a percent of sales of slightly more than 6 percent.

Sales for Integrated Systems increased 21 percent to $1 billion in the third quarter of 2003 and increased 14 percent to $2.8 billion in the 2003 nine-month period compared to the 2002 period primarily due to increased F-35 and Global Hawk sales. Operating margin for the 2003 third quarter increased 10 percent compared with the 2002 period, principally reflecting increased E-2C and B-2 operating margin partially offset by lower Joint STARS operating margin. Nine-month 2003 operating margin increased 9 percent to $302 million compared with the 2002 period reflecting increased Global Hawk and E-2C operating margin partially offset by lower Joint STARS operating margin due to reduced volume. For 2003, sales are expected to be approximately $3.8 billion with operating margin as a percent of sales expected to be between 9.5 and 10 percent.

Sales for Space Technology for the 2003 third quarter and nine-month periods totaled $742 million and $2.1 billion, respectively, led by its Intelligence, Surveillance & Reconnaissance business area. The sector’s operating margin for the third quarter and nine-month periods of 2003 were $53 million and $140 million, respectively. For 2003, sales are expected to be approximately $2.8 billion with operating margin as a percent of sales of approximately 6.5 percent.

Total operating margin for the 2003 third quarter and nine-month periods increased to $431 million and $1.2 billion, respectively, from $313 million and $1 billion in the same periods a year ago. The 2003 results reflect contributions from the company’s two new operating segments, Mission Systems and Space Technology, and growth at its Electronic Systems, Ships and Integrated Systems sectors.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

In the third quarter of 2003, the company settled two civil False Claims Act cases, Newport News Shipbuilding, Inc. and Jordan, and recorded loss provisions for settlement offers on other legal matters, resulting in a net gain of $17 million, which is included in the line captioned “Unallocated expenses”. The two settled cases required payments by the company of approximately $80 million.

The $60 million settlement amount allocated by the plaintiff to the Newport News Shipbuilding, Inc. case was charged to an existing reserve established for the government’s claim that Newport News had improperly charged certain independent research and development costs to its government contracts with respect to the years 1994 through 1999. As previously reported, the government filed a civil False Claims Act case against the company in February 2003 seeking single damages in excess of $72 million, plus penalties, costs and interest. A reserve amount for this matter was determined in accordance with SFAS No. 5 – Accounting for Contingencies, after considering the facts and circumstances known to management at the time, including the potential for treble damages and penalties as provided in the False Claims Act. The reserve, when established, had no effect on the company’s net income, as it was recorded as a liability on the balance sheet as part of the purchase accounting for Newport News, which was acquired in December 2001. The unused portion of the reserve, approximately $120 million, was reversed in the third quarter and together with the third quarter loss provisions recorded for other legal matters is included in the $17 million net gain reported in “Unallocated expenses” in the third quarter.

Operating margin included $143 million and $423 million of pension expense in the third quarter and nine-month periods of 2003, respectively, compared with $22 million and $68 million of pension income reported in the 2002 periods. Pension expense for 2003 is expected to total approximately $560 million. Total pension income or expense determined under Generally Accepted Accounting Principles (GAAP) is reported separately as a reconciling item in the table “Selected Industry Segment Information” under the caption “Pension (expense) income.” Pension expense is included in determining the sectors’ operating margin to the extent that the cost is currently recognized under government Cost Accounting Standards (CAS). In the adjustments to reconcile to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above” and for the year 2003 are estimated to be approximately $275 million.

The increase in interest income for the 2003 periods as compared to the 2002 periods principally reflects earnings from the note received in connection with the sale of Auto and interest earned on a tax refund received in the first quarter of 2003. Interest income for the year 2003 is expected to be approximately $60 million.

Interest expense for the third quarter and nine-month periods of 2003 increased to $118 million and $381 million, respectively, from $106 million and $320 million reported in the 2002 periods principally as a result of increased debt levels arising from the acquisition of TRW, net of the effect of the company’s debt reduction plan which was substantially completed in the second quarter of 2003. Dividends payable on mandatorily redeemable preferred stock are also treated as interest expense resulting from adoption of SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which became effective for periods ending after June 15, 2003. Interest expense for the year 2003 is expected to be approximately $500 million.

The company’s effective tax rate in the third quarter of 2003 was 30.9 percent compared to 28.8 percent in the 2002 period. During the first quarter of 2003, the company recorded a $26 million tax credit for additional research tax credits resulting in a 2003 nine-month effective tax rate of 27.7 percent as compared to 30.2 percent in the 2002 nine-month period. The effective tax rate is expected to be approximately 31 percent for the remainder of 2003, resulting in a rate of approximately 28 percent for the entire year.

The company also reported after-tax losses from discontinued operations of $46 million, including a goodwill impairment charge of $47 million, and $178 million, including a goodwill impairment charge of $186 million, in the third quarters of 2003 and 2002, respectively. Discontinued operations generated income of $36 million for the nine-month period of 2003 and a loss of $177 million in the nine-month period of 2002.

Net income for the third quarter and nine-month periods of 2003 was $184 million and $642 million, respectively, or $1.00 and $3.41 per diluted share, compared to losses of $59 million and $160 million, or $(.56) and $(1.56) per diluted share, for the same periods of 2002. Third quarter and nine-months 2003 diluted earnings per share are based on weighted average diluted shares outstanding of 184.51 million and 184.38 million, respectively, as compared to 115.21 million and 114.41 million in the respective 2002 periods. Results reflected in the nine-month period of 2002 include a first quarter 2002 charge of $432 million for the cumulative effect of an accounting change recorded upon adoption of SFAS No. 142 – Goodwill and Other Intangible Assets.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Discontinued Operations

The company’s Consolidated Condensed Financial Statements and related footnote disclosures reflect the Auto and Component Technologies businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. As such, discontinued operations includes the January and February 2003 results of TRW Automotive (Auto), the sale of which was completed February 28, 2003, and the results of the company’s remaining Component Technologies businesses. The assets and liabilities of these businesses have been reclassified as held for sale.

Proceeds received from the sale of Auto included $3.3 billion in cash, a $600 million face value payment-in-kind note, valued at $455 million, and a 19.6 percent investment in the new enterprise, valued at $170 million. The cash received was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained. The payment-in-kind note matures in 2018 and bears interest at an effective yield of 11.7 percent per annum. The acquirer also assumed debt of approximately $200 million. Final valuation of the Auto transaction will occur upon settlement of purchase price adjustments, expected to be completed in the fourth quarter of 2003, and may result in additional adjustments. The company has retained certain liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW divested in 2002.

In the third quarter of 2003, the company completed the sale of Life Support and entered into an agreement to sell Poly-Scientific, two of the discontinued Component Technologies businesses. The company also concluded negotiations and entered into an agreement to sell its 51 percent interest in the operations of TRW Koyo Steering Systems Company (TKS), formerly a joint venture of TRW and Koyo Seiko Ltd. The company completed the sale of Poly-Scientific and TKS in the fourth quarter of 2003.

TRW Acquisition

The TRW acquisition is accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The financial statements reflect preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price and preliminary estimates of adjustments necessary to conform TRW to the company’s accounting policies. The company is currently reviewing preliminary accounting conformance adjustments and preliminary estimates of the fair market value of assets acquired and liabilities assumed, including valuations associated with certain contracts, debt, environmental and other legal contingencies, restructuring activities, warranty liabilities, income taxes, property, plant, and equipment, retiree benefits assets and liabilities, and any purchase price adjustments and retained liabilities associated with the Auto and Aeronautical Systems divestitures. The final determination of the fair market value of assets acquired and liabilities assumed and final allocation of the purchase price may differ significantly from the amounts included in the financial statements contained in this Form 10-Q. Adjustments to the purchase price allocations of TRW are expected to be finalized in the fourth quarter of 2003 and will be reflected in future filings. There can be no assurance that such adjustments will not be material.

Liquidity and Capital Resources

In the nine-month period of 2003, the company generated cash from operations of $25 million, compared with cash generated of $932 million in the nine-month period of 2002. At September 30, 2003, net working capital deficit was $101 million, which is the result of normal fluctuations in timing of receipts and disbursements. In 2003, cash used in operations reflects $1 billion of taxes paid upon completion of the B-2 EMD contract. The IRS is presently completing its audits of the B-2 program for the tax years ended December 31, 1997, through December 31, 2000. Upon completion of these audits, the IRS may adopt a position that the B-2 program was completed in a year prior to 2002, which would create the potential for additional interest expense. Although it is not possible to predict the outcome of the tax audits at this time, management believes that its tax accounting for

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

the B-2 program reflects the appropriate timing of contract completion. Presently, the IRS has not commenced its audits for tax years ended December 31, 2001 or 2002.

In March 2003, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), commenced offers to purchase any or all of certain designated outstanding Northrop Grumman Space & Mission Systems Corp. debt securities in a debt reduction plan substantially completed in the second quarter of 2003. In the first phase, approximately $2.4 billion in aggregate principal amount of outstanding debt securities had been tendered and accepted for purchase, for a total purchase price of approximately $2.9 billion (including accrued and unpaid interest on the securities). In the second phase, the company purchased on the open market $655 million in aggregate principal amount for a total purchase price of $792 million (including accrued and unpaid interest on the securities) of Northrop Grumman Space & Mission Systems Corp. debt securities. Cash proceeds from the sale of Auto were used to complete these transactions, which contributed to the reduction of long-term debt to $6.3 billion at September 30, 2003, from the $9.4 billion reported at December 31, 2002.

During the third quarter of 2003, the company made litigation settlement payments totaling $191 million. The company redeemed all outstanding shares of TRW Automotive Inc. Series A Convertible Preferred Stock and Series B Preferred Stock for $117 million during the second quarter of 2003.

In the third quarter of 2003, the company approved a share repurchase program of up to $700 million of its outstanding common stock. Share purchases will take place at management’s discretion from time to time, depending on market conditions, in the open market and in privately negotiated transactions through the end of 2004. Through October 2003 the company had repurchased 550,000 shares for $47 million.

For the remainder of 2003, cash generated from operations supplemented by borrowings under credit facilities are expected to be sufficient to service debt, finance capital expenditures and continue paying dividends to the company’s shareholders.

Critical Accounting Policies

The company’s financial statements are in conformity with GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

There have been no changes in the company’s critical accounting policies during the nine months ended September 30, 2003.

Financial Accounting Standards

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. It requires an issuer to classify certain financial instruments as liabilities and assets in defined circumstances. This statement was adopted July 1, 2003, and did not have a significant effect on the company’s financial position, results of operations or cash flows.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies and amends certain definitions and characteristics of derivative instruments contained in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including IndirectGuarantees of Indebtedness of Others and other existing pronouncements. Adoption of this statement will not have a significant effect on the company’s financial position, results of operations or cash flows.

In January 2003, the Emerging Issues Task Force (EITF) published EITF Issue 00-21 – Revenue Arrangements with Multiple Deliverables, which provides guidance on how to recognize revenue in certain arrangements with multiple deliverables. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a significant effect on the company’s financial position, results of operations or cash flows.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46 – Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This interpretation explains how to identify variable interest entities (VIE’s) and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 became effective immediately for VIE’s created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until December 31, 2003. Presently, management does not believe that the company has interests that would be considered VIE’s under FIN 46. A final determination regarding the provisions of FIN 46 will be reflected in the company’s financial statements as of December 31, 2003.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 – Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement became effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement was adopted January 1, 2003, and did not have a significant effect on the company’s financial position, results of operations or cash flows.

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

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit facility, short-term investments, and long-term notes receivable. At September 30, 2003, most borrowings were fixed-rate long-term debt obligations. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2.5 billion credit facility, which had a balance outstanding of $500 million at September 30, 2003. The estimated fluctuation in expense would be 1 percent of any outstanding balance. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At September 30, 2003, no interest rate swap agreements were in effect. The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Foreign currencies are traditionally converted to U.S. dollars upon receipt to limit currency fluctuation exposures. At September 30, 2003, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material. The company does not hold or issue derivative financial instruments for trading purposes. Standby letters of credit are used by the company to guarantee future performance on its contracts.

As disclosed in the company’s Annual Report on Form 10-K for the year ended 2002, investments in RF Micro Devices, Inc. (RFMD) and Applera Corporation-Celera Genomics Group (Celera) acquired in connection with the acquisition of TRW, and the related hedge portion of the forward share sale agreements are carried at fair market value. As of September 30, 2003, the value of the investments and the hedge were equivalent. Accordingly, no financial statement gains or losses are expected to be recorded from these agreements.

Item 4.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. Registrant’s principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated Registrant’s disclosure controls and procedures and have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these controls and procedures are designed to ensure that information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is accumulated and communicated to Registrant’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The principal executive officer and the principal financial officer have also concluded, based upon their evaluation, that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.
(b)	Changes in internal controls. There were no changes in the Registrant’s internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2003, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Corporation’s management.

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

October 29, 2003

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

Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments, compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts. Based on available information, the company does not believe, but can give no assurance, that any matter resulting from a U.S. Government investigation would have a material adverse effect on its results of operations or financial condition. Matters described below in which the U.S. Government was a party have been disposed of.

As previously reported, in October 1999 in U.S. ex rel. Jordan v. Northrop Grumman Corporation, the company was served with a fifth amended complaint. The action was filed by the government in the United States District Court for the Central District of California in May 1995. The complaint alleged that the company violated the civil False Claims Act by knowingly supplying BQM-74C aerial target drones that contained various defective components between 1988 and 1998. The government sought to recover damages up to approximately $210 million, plus penalties, under theories of fraud, payment by mistake, unjust enrichment, breach of warranty and breach of contract. Damages awarded pursuant to the False Claims Act may be trebled by the court. In August, 2003, the parties agreed to settle this matter for $20 million. The case was dismissed with prejudice on September 2, 2003.

As previously reported, on February 3, 2003, the Department of Justice filed a civil False Claims Act case against Newport News Shipbuilding, Inc. in the United States District Court for the Eastern District of Virginia in U.S. v. Newport News Shipbuilding, Inc. The government sought single damages in an amount in excess of $72 million, plus penalties, costs and interest. As noted above, damages may be trebled under the False Claims Act. The complaint alleged that the company improperly charged certain independent research and development costs to its government contracts with respect to the years 1994 through 1999. In August, 2003, the parties agreed to settle this matter for $60 million. The case was dismissed with prejudice on September 9, 2003.

As previously reported, in July and August 1998, three shareholder derivative lawsuits, respectively encaptioned Zabielski v. Kent Kresa, et al., Harbor Finance Partners v. Kent Kresa, et al., and Clarren v. Kent Kresa, et al., were filed in the Superior Court of California for the County of Los Angeles. These lawsuits each contained similar allegations that the directors of the company and certain of its officers breached their fiduciary duties in connection with the shareholder vote approving the proposed acquisition of the company by Lockheed Martin Corporation, and that certain defendants engaged in stock trades in violation of federal and state securities laws. The lawsuits were purportedly brought on the company’s behalf and did not seek relief against the company. On January 31, 2001, the State Court dismissed these actions with prejudice and plaintiffs subsequently filed a timely appeal. Oral argument took place on February 18, 2003. On October 30, 2003, the case was dismissed with prejudice by plaintiffs at no cost to the company.

Environmental Matters

As previously reported, on December 18, 2000, the Mississippi Department of Environmental Quality (MDEQ) delivered to the Ingalls subsidiary of Litton a notice of violation alleging use of non-compliant coatings, opacity violations and VOC emissions violations. The MDEQ subsequently requested that Ingalls, now named Northrop Grumman Ship Systems, Inc. (NGSS), perform an air permit compliance review. NGSS and the MDEQ reached agreement on the terms of a full and complete settlement of the alleged air violations. Under the Agreed Order,

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

NGSS was required to pay $350,000 to the MDEQ within 30 days after entry of the Order, and to expend an additional $600,000 in capital expenditures toward implementation of an agreed upon Supplemental Environmental Project. The Agreed Order was entered on July 7, 2003. NGSS remitted the $350,000 payment in July 2003.

On July 10, 2003, the South Coast Air Quality Management District (SCAQMD) issued a notice of violation to the Space Technology facility in Redondo Beach, California alleging sixty-four deviations from the operating conditions of an air permit. It is expected that the SCAQMD will pursue a monetary penalty.

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

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Amendment to Rights Agreement dated as of August 20, 2003 between Northrop Grumman Corporation and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Form 8-A/A filed October 30, 2003)

*10.1	Northrop Grumman 2001 Long-Term Incentive Stock Plan (As Amended September 17, 2003)

*10.2	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation (As amended and restated effective August 1, 2003)

*10.3	Special Officer Retiree Medical Plan (As Amended and Restated Effective October 1, 2003)

*10.4	Northrop Grumman Corporation March 2004 Change-in-Control Severance Plan

*10.5	Form of Northrop Grumman Corporation March 2004 Special Agreement

*10.6	Separation Agreement and General Release between Richard B. Waugh, Jr. and Northrop Grumman Corporation dated October 16, 2003

*10.7	Employment Agreement between Charles H. Noski and Northrop Grumman Corporation dated as of October 16, 2003, including Charles H. Noski Executive Retirement Plan attached as Exhibit A, Executive Perquisite Summary attached as Exhibit B, Northrop Grumman Corporation March 2004 Special Agreement attached as Exhibit C, and Release Agreement attached as Exhibit D

*15	Letter from independent accountants regarding unaudited interim financial information.

*31.1	Rule 13a-14a/15d-14(a) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002).

*31.2	Rule 13a-14a/15d-14(a) Certification of Richard B. Waugh, Jr. (Section 302 of the Sarbanes-Oxley Act of 2002).

**32.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

**32.2	Certification of Richard B. Waugh, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed with this Report.
**	Furnished with this Report.

(b)	Reports on Form 8-K

A report on Form 8-K was dated and submitted July 28, 2003, by Northrop Grumman Corporation including as an exhibit pursuant to Item 7 and furnishing as an exhibit pursuant to Item 12 information with respect to financial results for the quarter ended June 30, 2003.

A report on Form 8-K was dated and submitted October 29, 2003, by Northrop Grumman Corporation including as an exhibit pursuant to Item 7 and furnishing as an exhibit pursuant to Item 12 information with respect to financial results for the quarter ended September 30, 2003.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION (Registrant)

Date: November 6, 2003	By:	/S/ SANDRA J. WRIGHT
Sandra J. Wright Corporate Vice President and Controller (Principal Accounting Officer)

Date: November 6, 2003	By:	/s/ JOHN H. MULLAN
John H. Mullan Corporate Vice President and Secretary

II-4