Form 10-Q
period 2004-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2004-05-04
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2004, 179,755,386 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

$ in millions	(Unaudited) March 31, 2004	December 31, 2003

Assets:
Cash and cash equivalents	$457	$342
Accounts receivable, net of progress payments of $22,637 in 2004 and $21,400 in 2003	3,426	3,198
Inventoried costs, net of progress payments of $954 in 2004 and $1,003 in 2003	1,319	1,147
Deferred income taxes	785	770
Prepaid expenses and other current assets	180	167
Assets of businesses held for sale	62	121

Total current assets	6,229	5,745

Net property, plant, and equipment	4,019	4,036

Goodwill	17,331	17,333
Other purchased intangibles, net of accumulated amortization of $1,043 in 2004 and $987 in 2003	1,654	1,710
Prepaid retiree benefits cost and intangible pension asset	2,984	2,988
Other assets	1,127	1,197

Total other assets	23,096	23,228

Total assets	$33,344	$33,009

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

$ in millions	(Unaudited) March 31, 2004	December 31, 2003

Liabilities and Shareholders’ Equity:
Notes payable to banks	$113	$10
Current portion of long-term debt	477	461
Trade accounts payable	1,370	1,491
Accrued employees’ compensation	983	995
Advances on contracts	1,328	1,285
Contract loss provisions	331	364
Income taxes payable	566	356
Other current liabilities	1,384	1,299
Liabilities of businesses held for sale	44	100

Total current liabilities	6,596	6,361
Long-term debt	5,372	5,410
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,851	3,811
Deferred income taxes	520	509
Other long-term liabilities	779	770
Minority interest	13	13

Total liabilities	17,481	17,224

Paid-in capital
Common stock, 800,000,000 shares authorized; issued and
outstanding: 2004 — 180,257,266; 2003 — 181,108,105	12,322	12,433
Retained earnings	3,591	3,431
Unearned compensation	(5)	(6)
Accumulated other comprehensive loss	(45)	(73)

Total shareholders’ equity	15,863	15,785

Total liabilities and shareholders’ equity	$33,344	$33,009

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31

$ in millions, except per share	2004	2003

Sales and Service Revenue
Product sales	$4,929	$4,047
Service revenue	2,176	1,819

Total revenue	7,105	5,866

Cost of Sales and Service
Cost of product sales	3,971	3,205
Cost of service revenue	2,071	1,758
Administrative and general expenses	629	575

Operating margin	434	328
Interest income	16	12
Interest expense	(113)	(144)
Other, net	10	17

Income from continuing operations before income taxes	347	213
Federal and foreign income taxes	119	39

Income from continuing operations	228	174
Income from discontinued operations, net of tax	1	80
Gain (loss) on disposal of discontinued operations, net of tax	3	(1)

Net income	$232	$253

Basic Earnings Per Share
Continuing operations	$1.26	$.92
Discontinued operations	.01	.43
Disposal of discontinued operations	.02

Basic earnings per share	$1.29	$1.35

Diluted Earnings Per Share
Continuing operations	$1.25	$.91
Discontinued operations		.43
Disposal of discontinued operations	.02

Diluted earnings per share	$1.27	$1.34

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31

$ in millions	2004	2003

Paid-in Capital
At beginning of period	$12,433	$12,511
Common stock repurchased	(175)
Employee stock awards and options	64	11

At end of period	12,322	12,522

Retained Earnings
At beginning of period	3,431	2,870
Net income	232	253
Cash dividends	(72)	(79)

At end of period	3,591	3,044

Unearned Compensation
At beginning of period	(6)	(11)
Amortization of unearned compensation	1	1

At end of period	(5)	(10)

Accumulated Other Comprehensive Loss
At beginning of period	(73)	(1,048)
Change in cumulative translation adjustment	4	9
Change in unrealized gain on marketable securities, net of tax	24

At end of period	(45)	(1,039)

Total shareholders’ equity	$15,863	$14,517

Cash dividends per share	$.40	$.40

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31

$ in millions	2004	2003

Operating Activities
Sources of Cash — Continuing Operations
Cash Received from Customers
Progress payments	$1,936	$1,593
Other collections	4,929	4,188
Income tax refunds received	104	8
Interest received	2	12
Other cash receipts	14	14

Cash provided by continuing operations	6,985	5,815

Uses of Cash — Continuing Operations
Cash paid to suppliers and employees	6,543	5,705
Interest paid	136	219
Income taxes paid	19	1,038
Other cash payments	5	9

Cash used in continuing operations	6,703	6,971

Cash provided by (used in) continuing operations	282	(1,156)
Cash (used in) provided by discontinued operations	(19)	44

Net cash provided by (used in) operating activities	263	(1,112)

Investing Activities
Proceeds from sale of businesses, net of cash divested	60	3,305
Payment for businesses purchased, net of cash acquired		(23)
Additions to property, plant, and equipment	(131)	(89)
Proceeds from sale of investment	23
Other investing activities, net	15	5
Discontinued operations		(67)

Net cash (used in) provided by investing activities	(33)	3,131

Financing Activities
Borrowings under lines of credit	103	758
Principal payments of long-term debt	(17)	(3,366)
Dividends paid	(72)	(79)
Common stock repurchases	(164)
Proceeds from issuance of stock	38	5
Discontinued operations	(3)	(341)

Net cash used in financing activities	(115)	(3,023)

Increase (decrease) in cash and cash equivalents	115	(1,004)
Cash and cash equivalents, beginning of period	342	1,412

Cash and cash equivalents, end of period	$457	$408

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

	Three months ended March 31

$ in millions	2004	2003

Reconciliation of Income from Continuing Operations to Net Cash Provided by (Used in) Operating Activities
Income from continuing operations	$228	$174
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	118	116
Amortization of intangible assets	56	57
Common stock issued to employees	24	6
Loss on disposals of property, plant, and equipment		2
Amortization of long-term debt premium	(5)	(23)
Decrease (increase) in
Accounts receivable	(1,465)	(1,631)
Inventoried costs	(146)	26
Prepaid expenses and other current assets	14	5
Increase (decrease) in
Progress payments	1,188	1,257
Accounts payable and accruals	17	(355)
Contract loss provisions	(33)	2
Deferred income taxes	(5)	66
Income taxes payable	224	(974)
Retiree benefits	44	112
Other non-cash transactions	23	4

Cash provided by (used in) continuing operations	282	(1,156)
Cash (used in) provided by discontinued operations	(19)	44

Net cash provided by (used in) operating activities	$263	$(1,112)

Non-Cash Investing and Financing Activities
Sale of Business
Note receivable, net of discount		$455
Investment in unconsolidated affiliate		170

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

Principles of Consolidation and Significant Accounting Estimates – The unaudited consolidated condensed financial statements include the accounts of the company and its subsidiaries (the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the results of operations, financial position, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the company’s 2003 Annual Report.

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

Financial Statement Reclassification – Certain prior year amounts have been reclassified to conform to the 2004 presentation. Effective January 1, 2004, the company realigned businesses among its Mission Systems, Information Technology, and Integrated Systems segments. Where applicable, all prior period segment information has been reclassified to reflect this realignment.

2.  NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 –Consolidation of Variable Interest Entities (FIN 46). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46(R) – Consolidation of Variable Interest Entities. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51 – Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) became effective during the first quarter of 2004. Adoption of this statement did not have a material effect on the company’s financial position or results of operations.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

3.  BUSINESSES SOLD AND DISCONTINUED OPERATIONS

The company’s Consolidated Condensed Financial Statements and related footnote disclosures reflect the TRW Automotive (Auto) and Component Technologies (CT) businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. As such, discontinued operations includes the January and February 2003 results of Auto, the sale of which was completed on February 28, 2003, and the results of the company’s remaining CT businesses. The assets and liabilities of these remaining businesses have been classified as held for sale.

Proceeds received from the sale of Auto included $3.3 billion in cash; a $600 million face value payment-in-kind note, initially valued at $455 million; debt assumption of approximately $200 million; and a 19.6 percent investment in the new enterprise, initially valued at $170 million. As a result of Auto’s initial public offering in February 2004, the company’s ownership percentage in Auto has been reduced to 17.2 percent. The cash received from the sale of Auto was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained. The payment-in-kind note matures in 2018 and bears interest at an effective yield of 11.7 percent per annum. In January 2004, restrictions on the investment in Auto were amended to provide the company more flexibility in the disposition of its shares. Based on these amendments, approximately 3 million shares become available for sale between August 2004 and March 31, 2005. Accordingly, these shares have been recorded as available-for-sale marketable securities totaling $66 million as of March 31, 2004. The amount recorded reflects the corresponding publicly traded stock price of Auto and is included in “Prepaid expenses and other current assets” in the accompanying Consolidated Condensed Statements of Financial Position.

The company has retained certain warranty, post-retirement, and other liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW Inc. (TRW) divested in 2002.

One of the CT businesses, Kester, was sold in February 2004 for approximately $60 million in cash resulting in an after-tax gain of approximately $3 million. Sales of the remaining CT businesses are not expected to have, either individually or in the aggregate, a material impact on the company’s financial condition or results of operations.

Operating results of the discontinued businesses for the three months ended March 31, 2004, and 2003, respectively, are as follows:

	Three months ended March 31

$ in millions	2004	2003

Sales	$74	$2,046

Income from discontinued operations	$ 2	$123
Income tax expense	(1)	(43)

Income from discontinued operations, net of tax	$ 1	$80

Gain (loss) on disposal of discontinued operations, net of tax	$ 3	$(1)

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

The major classes of assets and liabilities for the discontinued businesses at March 31, 2004, and December 31, 2003, were as follows:

$ in millions	March 31, 2004	December 31, 2003

Current assets	$21	$47
Net property, plant, and equipment	31	51
Other assets	10	23

Total assets	$62	$121

Accounts payable and other current liabilities	$38	$89
Other long-term liabilities	6	11

Total liabilities	$44	$100

4.  SEGMENT INFORMATION

The table below presents segment operating information for the three months ended March 31, 2004 and 2003, respectively. Effective January 1, 2004, the company realigned businesses among its Mission Systems, Information Technology, and Integrated Systems segments. Where applicable, all prior period segment information has been reclassified to reflect this realignment. As a result of this realignment, goodwill of approximately $1.3 billion from the TRW acquisition was reallocated among these three segments as required by SFAS No. 142.

	Three months ended March 31

$ in millions	2004	2003

Sales and Service Revenue
Electronic Systems	$1,538	$1,338
Ships	1,444	1,195
Information Technology	1,230	1,091
Mission Systems	1,183	923
Integrated Systems	1,147	825
Space Technology	806	648
Intersegment eliminations	(243)	(154)

Total sales and service revenue	$7,105	$5,866

Operating Margin
Electronic Systems	$158	$121
Ships	86	75
Information Technology	71	61
Mission Systems	76	56
Integrated Systems	116	88
Space Technology	51	32

Total segment operating margin	558	433
Adjustments to reconcile to total operating margin:
Unallocated expenses	(110)	(30)
Pension expense	(90)	(140)
Reversal of CAS pension expense included above	80	71
Reversal of royalty income included above	(4)	(6)

Total operating margin	$434	$328

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Pension expense is included in determining segment operating margin to the extent that the cost is currently recognized under government Cost Accounting Standards (CAS). In order to reconcile from segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.” Total pension expense determined under Generally Accepted Accounting Principles (GAAP) is reported separately as a reconciling item under the caption “Pension expense.” The reconciling item captioned “Unallocated expenses” includes the portion of corporate, legal, environmental, state income tax, other retiree benefits expenses, and other expenses not considered allowable under CAS and not allocated to the segments.

5.  EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share from continuing operations are calculated by dividing income available to common shareholders from continuing operations by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – Diluted earnings per share from continuing operations reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans and the dilutive effect of the equity security units, as applicable. Shares issuable pursuant to mandatorily redeemable preferred stock are not included in the diluted earnings per share calculations because their effect is anti-dilutive for all periods presented.

Effects of SFAS No. 150 – During the three months ended March 31, 2003, income available to common shareholders from continuing operations is calculated by reducing income from continuing operations by the amount of dividends accrued on mandatorily redeemable preferred stock. Effective July 1, 2003, the company adopted SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Following adoption of this standard, mandatorily redeemable preferred stock is reported as a long-term liability in the accompanying Consolidated Statements of Financial Position. In addition, the $6 million of dividends accrued on mandatorily redeemable preferred stock for the first quarter of 2004 are recorded as interest expense in the accompanying Consolidated Condensed Statements of Income. This change has had no effect on the earnings per share calculation. This standard is required to be adopted on a prospective basis, and accordingly, no restatement of prior periods has been made.

Share Repurchase Program – On August 20, 2003, the company approved a share repurchase program of up to $700 million of its outstanding common stock. Share purchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions over an 18-month period. The company retires its common stock upon repurchase. Repurchases of common stock for first three months of 2004 totaled 1.8 million shares at a cost of approximately $175 million. Cumulative repurchases under this program through the end of the first quarter of 2004 totaled 4 million shares at a cost of approximately $375 million.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Three months ended March 31

$ in millions, except per share	2004	2003

Basic Earnings per Share
Income from continuing operations	$228	$174
Less preferred dividends		6

Income available to common shareholders from continuing operations	$228	$168

Weighted-average common shares outstanding, in millions	180.66	182.69

Basic earnings per share from continuing operations	$1.26	$.92

Diluted Earnings per Share
Income from continuing operations	$228	$174
Less preferred dividends		6

Income available to common shareholders from continuing operations	$228	$168

Weighted-average common shares outstanding, in millions	180.66	182.69
Dilutive effect of stock options, awards, and equity security units	1.94	1.57

Weighted-average diluted shares outstanding, in millions	182.60	184.26

Diluted earnings per share from continuing operations	$1.25	$.91

6.  GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

The company accounts for goodwill under the impairment-only approach prescribed by SFAS No. 142 – Goodwill and Other Intangible Assets. Impairment tests are performed at least annually and more often as circumstances require. Goodwill and other purchased intangible assets balances are included in the identifiable assets of the segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating margin. The annual impairment test for all segments except Mission Systems and Space Technology is performed as of April 30, while the annual impairment test for Mission Systems and Space Technology is performed as of November 30. All segments were tested for impairment in 2003 with no indication of impairment.

Realignment – Effective January 1, 2004 the company realigned businesses among its Mission Systems, Information Technology, and Integrated Systems segments. As a result of this realignment, goodwill of approximately $1.3 billion from the TRW acquisition was reallocated among these three segments as required by SFAS No. 142. This realignment is reflected in the table below. In connection with this realignment, the company performed impairment tests of the Mission Systems, Information Technology, and Integrated Systems segments as of January 1, 2004, before and after the realignment with no indication of impairment.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

The changes in the carrying amount of goodwill for the three months ended March 31, 2004, are as follows:

$ in millions	Electronic Systems	Ships	Information Technology	Missions Systems	Integrated Systems	Space Technology	Total

Balance as of December 31, 2003	$2,599	$3,635	$1,122	$5,637	$938	$3,402	$17,333
Goodwill transferred due to segment realignment			1,292	(1,309)	17
Goodwill of businesses sold				(3)			(3)
Fair value adjustments to net assets acquired	1	(1)	(2)	6		(3)	1

Balance as of March 31, 2004	$2,600	$3,634	$2,412	$4,331	$955	$3,399	$17,331

Purchased Intangible Assets

In connection with the December 2002 acquisition of TRW, the company allocated $416 million of the purchase price to purchased intangible assets with a weighted-average life of 8 years. The table below summarizes the company’s aggregate purchased intangible assets as of March 31, 2004 and December 31, 2003.

	March 31, 2004			December 31, 2003

$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Contract and program intangibles	$2,587	$(989)	$1,598	$2,587	$(934)	$1,653
Other purchased intangibles	110	(54)	56	110	(53)	57

Total	$2,697	$(1,043)	$1,654	$2,697	$(987)	$1,710

All of the company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense for the three months ended March 31, 2004 was $56 million.

The table below shows expected amortization for the remainder of 2004 and for the next five years:

$ in millions

Year Ended December 31
2004 (April 1 to December 31)	$170
2005	217
2006	129
2007	116
2008	108
2009	96

7.  LONG-TERM DEBT

In March 2003, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), commenced offers to purchase any or all of certain designated outstanding Northrop Grumman Space & Mission Systems Corp. debt securities in a debt reduction plan. In the first phase, completed in the first quarter of 2003, approximately $2.4 billion in aggregate principal amount of outstanding debt securities were tendered and accepted for purchase, for a total purchase price of approximately $2.9 billion (including accrued and unpaid interest on the securities). In the second phase, substantially completed in the second quarter of 2003, the company purchased on the open market $658 million in aggregate principal amount for a total purchase price of $795 million (including accrued and unpaid interest on the securities). Cash proceeds from the sale of Auto were used to complete these transactions.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Long-term debt at March 31, 2004 and December 31, 2003, consisted of the following:

$ in millions	March 31, 2004	December 31, 2003

Notes and debentures due 2004 to 2036, rates from 6.05% to 9.3%	$5,074	$5,090
Equity security unit notes due 2006, 7.25%	690	690
Other indebtedness due 2004 to 2024, rates from 7.0% to 8.5%	85	91

Total long-term debt	5,849	5,871
Less current portion	477	461

Long-term debt, net of current portion	$5,372	$5,410

8.  RETIREMENT BENEFITS

Plan Descriptions

Pension Benefits – The company sponsors several defined benefit pension plans covering over 90 percent of its employees. Pension benefits for most employees are based on the employee’s years of service and compensation. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U. S. Government regulations, by making payments into benefit trusts separate from the company. The company and its subsidiaries also sponsor defined contribution plans in which most employees are eligible to participate. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 expanded Medicare by introducing a prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans. The company sponsors retiree health care benefit plans for some of its locations and expects that this legislation may eventually reduce the company’s costs for some of these programs under the federal subsidy. Because of various uncertainties related to this legislation, the company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance, as permitted under FASB Staff Position (FSP) 106-1 –Accounting and Disclosure Requirements Related to the New Medicare Prescription Drug Law, which was issued by the FASB on January 12, 2004.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table.

	Three months ended March 31

	Pension Benefits		Medical and Life Benefits

$ in millions	2004	2003	2004	2003

Components of net periodic benefit cost (income)
Service cost	$141	$122	$14	$13
Interest cost	262	254	46	45
Expected return on plan assets	(344)	(298)	(12)	(10)
Amortization of:
Prior service costs	13	14
Net loss (gain) from previous years	13	49	4	4
Other	5

Net periodic benefit cost	90	141	52	52
Less net periodic benefit cost included in income from discontinued operations		1

Net periodic benefit cost from continuing operations	$90	$140	$52	$52

Defined contribution plans cost	$55	$51

Employer Contributions – For the three months ended March 31, 2004 contributions of $69 million and $27 million were made to the company’s pension plans and medical and life benefits plans, respectively. As previously disclosed in its consolidated financial statements for the year ended December 31, 2003 the company expects to contribute approximately $345 million to its pension plans and approximately $176 million to its medical and life benefits plans in 2004.

9.  LITIGATION, COMMITMENTS, AND CONTINGENCIES

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

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

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

On March 13, 2002, a jury in Indianapolis, Indiana returned a verdict of approximately $31 million in favor of Allison Gas Turbine for cost overruns on the engine exhaust liner and trailing edge of a discontinued prototype aircraft from a competitive award process, which occurred in the 1980s. On May 3, 2002, the approximate sum of $37 million of pre-judgment interest was awarded in this matter. On April 27, 2004, the Court of Appeals of Indiana affirmed the decision of the lower court. As a result, the company recorded an additional provision for legal and interest costs relating to this matter, which is included in “Unallocated expenses” (see Note 4). The company is reviewing its legal options, which may include an appeal to the Supreme Court of Indiana.

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

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts of current or formerly owned operating facilities or at sites it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at March 31, 2004, the range of reasonably possible future costs for environmental remediation is $255 million to $420 million, of which $279 million has been accrued. Factors which could result in changes to the company’s environmental reserves and reasonably possible range of loss include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRP’s not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s results of operations, financial position, or cash flows.

Indemnifications – The company has retained certain warranty, post-retirement, and other liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW divested in 2002. Subsequent adjustments to accruals recorded as of December 31, 2003, in connection with the divestitures of TRW’s Auto and Aeronautical Systems businesses, if any, will be charged to income. There can be no assurance that such adjustments will not be material.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Other Agreements – In July and August of 2003, Ship Systems executed agreements with the states of Mississippi and Louisiana, respectively, wherein Ship Systems will lease facility improvements and equipment from these states in exchange for certain commitments by Ship Systems. Under the Mississippi agreement, Ship Systems is required to match the state’s funding with expenditures in the amount of $121 million and create 667 new full- time jobs in Mississippi by December 2007. Under the Louisiana agreement, Ship Systems is required to match the state’s funding with expenditures in the amount of $56 million by December 2007, and employ a minimum of 5,200 full-time employees in 16 of the 32 fiscal quarters beginning January 1, 2003, and ending December 31, 2010. Failure by Ship Systems to meet these commitments would result in reimbursement by Ship Systems to Mississippi and Louisiana in accordance with the respective agreements.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At March 31, 2004, there were $425 million of stand-by letters of credit, $180 million of bank guarantees, and $592 million of surety bonds outstanding. For all periods presented, the company had no material related party transactions.

10.  STOCK-BASED COMPENSATION

The company applies Accounting Principles Board Opinion 25 – Accounting for Stock Issued to Employees and related interpretations in accounting for awards made under the company’s stock-based compensation plans. When stock options are exercised the amount of the cash proceeds to the company is recorded as an increase to paid-in capital, net of tax benefit. Compensation expense for restricted performance stock rights and restricted stock rights is estimated and accrued over the vesting period.

Had compensation expense been determined based on the fair value at the grant dates for stock option awards, consistent with the method of SFAS No. 123 – Accounting for Stock-Based Compensation, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below. These amounts were determined using weighted-average per share fair values for market options granted in the first quarter of 2004 and 2003 of $23 and $31, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years for the first quarter of both 2004 and 2003 and the following additional assumptions for the first quarter of 2004 and 2003, respectively – dividend yield: 1.6 percent and 1.8 percent; expected volatility: 29 percent and 36 percent; and risk-free interest rate: 2.3 percent and 3.2 percent.

	Three months ended March 31

$ in millions, except per share	2004	2003

Net income as reported	$232	$253
Stock-based compensation, net of tax, included in net income as reported	22	12
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(28)	(19)

Pro-forma net income using the fair value method	$226	$246

Basic Earnings Per Share
As reported	$1.29	$1.35
Pro-forma	$1.25	$1.31
Diluted Earnings Per Share
As reported	$1.27	$1.34
Pro-forma	$1.24	$1.30

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations

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

First Quarter Results

Selected financial highlights are presented in the table below.

	Three months ended March 31

$ in millions, except per share amounts	2004	2003

Sales and service revenue	$7,105	$5,866
Operating margin	434	328
Income from continuing operations	228	174
Net income	232	253
Diluted earnings per share from continuing operations	1.25	.91
Diluted earnings per share	1.27	1.34
Net cash provided by (used in) operating activities	263	(1,112)

Sales and service revenue for the first quarter of 2004 increased $1.2 billion or 21 percent as compared to the same period in 2003. The increase reflects double-digit growth in all operating segments, led by the Integrated Systems, Mission Systems, and Space Technology segments.

Operating margin for the first quarter of 2004 increased by $106 million, or 32 percent, over the same period in 2003, reflecting a $125 million increase from the operating segments and $50 million in lower pension expense. Operating margin for the quarter was reduced by $80 million, reflecting an increase in unallocated expenses (see Note 4 to the Consolidated Condensed Financial Statements included in Part I, Item I) primarily due to an additional provision for legal and interest costs relating to the April 27, 2004, Indiana Court of Appeals decision in favor of Allison Gas Turbine, higher mark-to-market stock compensation expenses, and environmental remediation accruals.

Operating margin for the first quarter of 2004 includes pension expense determined in accordance with Generally Accepted Accounting Principles (GAAP) of $90 million compared with pension expense of $140 million in the first quarter of 2003. Pension expense recognized under government Cost Accounting Standards (CAS), which is generally recoverable under government contracts, increased to $80 million in the first quarter of 2004 from $71 million for the same period a year ago.

Income from continuing operations for the first quarter of 2004 increased by $54 million, or 31 percent, over the same period in 2003, reflecting strong operating performance among all segments, offset by the increase in unallocated expenses described above. Net income for the first quarter of 2004 decreased by $21 million, or 8 percent, over the same period in 2003, due primarily to income from discontinued operations of $80 million during the first quarter of 2003 reflecting the operating results of TRW Automotive (Auto), which was sold on February 28, 2003.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Earnings per share are based on weighted-average diluted shares outstanding of 182.6 million for the first quarter of 2004 and 184.3 million for the first quarter of 2003. The decrease in weighted-average shares outstanding is primarily the result of the company’s ongoing share repurchase program.

Net cash provided by operating activities in the first quarter of 2004 increased by $1.4 billion or 124 percent compared with the first quarter of 2003 due to an approximately $1 billion tax payment made in the first quarter of 2003 related to the completion of the B-2 Engineering and Manufacturing Development (EMD) contract, and higher cash receipts in the first quarter of 2004.

MANAGEMENT FINANCIAL MEASURES

The company manages and assesses the performance of its business primarily through measures of contract acquisitions, sales and service revenue, segment operating margin, and backlog.

Contract Acquisitions – Contract acquisitions represent orders received during the period for which funding has been contractually obligated by the customer. Contract acquisitions tend to fluctuate from year to year and are determined by the size and timing of new and follow-on orders. In the year that a business is purchased, its existing funded order backlog as of the purchase date is reported as contract acquisitions.

Sales and Service Revenue – Year-to-year sales vary less than contract acquisitions and reflect performance under new and ongoing contracts.

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

SEGMENT OPERATING RESULTS

Certain prior year amounts in the tables within this section have been reclassified to conform to current year reporting. Effective January 1, 2004, the company realigned businesses among its Mission Systems, Information Technology, and Integrated Systems segments. Where applicable, all prior period segment information has been reclassified to reflect this realignment. Contract Acquisitions and Sales and Service Revenue in the tables within this section include intercompany amounts that are eliminated in the accompanying Consolidated Condensed Financial Statements.

ELECTRONIC SYSTEMS

	Three months ended March 31

$ in millions	2004	2003

Contract Acquisitions	$1,772	$1,578
Sales and Service Revenue	1,538	1,338
Segment Operating Margin	158	121
As a percentage of segment sales	10.3%	9.0%

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Contract Acquisitions

Electronic Systems segment contract acquisitions for the first quarter of 2004 increased by $194 million or 12 percent as compared to the first quarter of 2003. Principal contract acquisitions during the first quarter of 2004 include $68 million for a classified program in the Aerospace Systems business area and $73 million for the Large Aircraft Infrared Countermeasures (LAIRCM) program included in the Defensive Systems business area.

Sales and Service Revenue

Electronics Systems segment sales for the first quarter of 2004 increased by $200 million or 15 percent as compared with the first quarter of 2003, reflecting higher sales volume across all business areas. The increase includes $53 million growth in the Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) & Naval Systems business area due to additional international sales and increased deliveries on the Firefinder program. Defensive Systems sales increased $41 million due to deliveries on the ALQ-135, MH-53, Ground Laser Target Designator, and MARK VII programs. Sales in the Government Systems business area increased by $38 million, primarily attributable to Automated Flat Sorting Machine deliveries. In 2004, Electronic Systems sales are expected to increase approximately 10 percent over 2003 sales.

Segment Operating Margin

Electronic Systems segment operating margin increased by $37 million or 31 percent in the first quarter of 2004 as compared with the first quarter of 2003. The increase in operating margin reflects increased sales volume in the Government Systems and C4ISR & Naval Systems business areas, and improved operating performance primarily due to Government Systems’ Automation & Information Systems business area as well as Defensive Systems’ laser business. The increase in segment operating margin as a percentage of segment sales is due primarily to improved operating performance. For 2004, management expects segment operating margin of approximately 10 percent of segment sales.

SHIPS

	Three months ended March 31

$ in millions	2004	2003

Contract Acquisitions	$1,518	$850
Sales and Service Revenue	1,444	1,195
Segment Operating Margin	86	75
As a percentage of segment sales	6.0%	6.3%

Contract Acquisitions

Ships segment contract acquisitions increased by $668 million or 79 percent in the first quarter of 2004 as compared with the first quarter of 2003. Significant contract acquisitions in the first quarter of 2004 included $853 million in 2nd flight funding for the Virginia-class submarines program, $135 million in advance planning funding for the USS Carl Vinson refueling contract in the Aircraft Carriers business area and $87 million for the LHD program in the Amphibious and Auxiliary business area.

Sales and Service Revenue

Ships segment sales increased by $249 million or 21 percent in the first quarter of 2004 as compared with the first quarter of 2003. This growth reflects a $149 million increase in the Surface Combatants business area, which is primarily related to the DD(X) program. Sales in the Amphibious and Auxiliary business area increased $103 million due to continued production ramp-up on the LPD and LHD programs. In 2004, the Ships segment expects low single-digit sales percentage growth over 2003 sales, due to the deferral of the USS Carl Vinson refueling and overhaul from 2004 to 2005.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Segment Operating Margin

Ships segment operating margin increased by $11 million or 15 percent in the first quarter of 2004 as compared with the first quarter of 2003. The increase is driven by higher sales volume on the DD(X), LPD, and LHD programs. The decrease in segment operating margin as a percentage of segment sales is due to a change in program mix from production programs toward development programs, which generally have lower margin rates. For 2004, management expects segment operating margin as a percent of segment sales of between 6 and 6.5 percent.

INFORMATION TECHNOLOGY

	Three months ended March 31

$ in millions	2004	2003

Contract Acquisitions	$1,212	$1,326
Sales and Service Revenue	1,230	1,091
Segment Operating Margin	71	61
As a percentage of segment sales	5.8%	5.6%

Contract Acquisitions

Information Technology segment contract acquisitions decreased $114 million or 9 percent in the first quarter of 2004 as compared with the first quarter of 2003. Contract acquisitions in the first quarter of 2003 included a $120 million three-year advance funding from Vought in the Commercial Information Technology business area.

Sales and Service Revenue

Information Technology segment sales increased by $139 million or 13 percent in the first quarter of 2004 as compared with the first quarter of 2003. The higher sales are primarily attributable to a $129 million increase at the Government Information Technology business area due to continuing work on the Immigration and Naturalization Service Technology Enterprise Automation Management Support and Land Information Warfare Activity programs as well as new contracts, most notably National Geospatial-Intelligence Agency Enterprise Engineering, and Command Communications Survivability Program. For 2004, management expects high single-digit percentage sales growth on comparative realigned 2003 sales.

Segment Operating Margin

Information Technology segment operating margin increased by $10 million or 16 percent in the first quarter of 2004 as compared with the first quarter of 2003. The increase is primarily attributable to higher sales volume and improved performance in the Government Information Technology business area. For 2004, management expects segment operating margin as a percent of segment sales to be nearly 6 percent.

MISSION SYSTEMS

	Three months ended March 31

$ in millions	2004	2003

Contract Acquisitions	$1,336	$1,212
Sales and Service Revenue	1,183	923
Segment Operating Margin	76	56
As a percentage of segment sales	6.4%	6.1%

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Contract Acquisitions

Mission Systems contract acquisitions increased by $124 million or 10 percent in the first quarter of 2004 as compared with the first quarter of 2003. This increase primarily results from additional funding on the Tactical Automated Security Systems II, Joint Systems Light Nuclear Biological Chemical Reconnaissance System and new business awards and program growth for restricted programs, all within the Command, Control & Intelligence Systems business area.

Sales and Service Revenue

Mission Systems segment sales increased by $260 million or 28 percent in the first quarter of 2004 as compared with the first quarter of 2003, reflecting higher sales volume across all business areas. This growth is primary due to a $166 million increase in the Command, Control & Intelligence Systems business area, reflecting increased scope and new awards for restricted programs. The Missile Systems business area experienced sales growth of $73 million due to a business acquisition in the third quarter of 2003 and increased revenues from the Intercontinental Ballistic Missile program. For 2004, management expects high single-digit percentage sales growth on comparative realigned 2003 sales.

Segment Operating Margin

Mission Systems segment operating margin increased by $20 million or 36 percent in the first quarter of 2004 as compared with the first quarter of 2003. This increase is primarily attributable to increased sales volume across all business areas and performance improvement in the Missile Systems business area. For 2004, management expects segment operating margin as a percent of segment sales, on a comparative realigned basis, to be in the mid-6 percent range.

INTEGRATED SYSTEMS

	Three months ended March 31

$ in millions	2004	2003

Contract Acquisitions	$1,768	$1,665
Sales and Service Revenue	1,147	825
Segment Operating Margin	116	88
As a percentage of segment sales	10.1%	10.7%

Contract Acquisitions

Integrated Systems segment contract acquisitions increased by $103 million or 6 percent in the first quarter of 2004 as compared with the first quarter of 2003, driven mainly by initial funding received on the E-10A program in the Airborne Ground Surveillance/Battle Management Systems business area and increased upgrade activity on the B-2 program in the Air Combat Systems business area.

Sales and Service Revenue

Integrated Systems segment sales increased by $322 million or 39 percent in the first quarter of 2004 as compared with the first quarter of 2003. Growth in the first quarter of 2004 principally reflects a $196 million increase at Air Combat Systems due to increased volume on the F-35, Multi-Platform Radar Technology Insertion Program, and Global Hawk programs, and $101 million in the Airborne Early Warning/Electronic Warfare Systems business area related to the E-2 Advanced Hawkeye program. For 2004, management expects 15 to 20 percent sales growth on comparative realigned 2003 sales.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Segment Operating Margin

Integrated Systems segment operating margin increased by $28 million or 32 percent in the first quarter of 2004 as compared with the first quarter of 2003. This increase is mainly driven by the increased sales volume on the F-35, Global Hawk, and E-2 Advanced Hawkeye programs. The decrease in segment operating margin as a percentage of segment sales is due to a change in program mix from production programs toward development programs, which generally have lower margin rates. For 2004, operating margin as a percent of sales is expected to be in the mid-8 percent range reflecting continued activity on lower margin development programs including F-35, Global Hawk, E-2 Advanced Hawkeye, and E-10A.

SPACE TECHNOLOGY

	Three months ended March 31

$ in millions	2004	2003

Contract Acquisitions	$1,133	$767
Sales and Service Revenue	806	648
Segment Operating Margin	51	32
As a percentage of segment sales	6.3%	4.9%

Contract Acquisitions

Space Technology segment contract acquisitions increased by $366 million or 48 percent in the first quarter of 2004 as compared with the first quarter of 2003, driven primarily by a $388 million increase in restricted programs in the Intelligence, Surveillance & Reconnaissance business area. Other significant contract acquisitions in the first quarter of 2004 include $96 million for the Space Tracking and Surveillance System (STSS) program in the Missile Defense business area, $81 million for the F-35 program in the Software Defined Radios business area, and $142 million for the National Polar-Orbital Operational and Environmental Satellite Systems (NPOESS) in the Civil Space business area.

Sales and Service Revenue

Space Technology segment sales increased by $158 million or 24 percent in the first quarter of 2004 as compared with the first quarter of 2003. Sales in the Software Defined Radios business area increased $58 million, primarily due to increased activity on the F-35 and F-22 programs. Restricted program sales in the Intelligence, Surveillance & Reconnaissance business area increased $46 million, and Civil Space sales increased $37 million due to increased ramp up of the NPOESS and James Webb Space Telescope programs. For 2004, management expects mid-single digit percentage sales growth over 2003 sales.

Segment Operating Margin

Space Technology segment operating margin increased by $19 million or 59 percent in the first quarter of 2004 as compared with the first quarter of 2003 primarily due to higher sales and improved performance in the Software Defined Radios, Satellite Communications, and Technology business areas. Operating margin in the first quarter of 2003 was affected by purchase accounting adjustments. For 2004, management expects segment operating margin as a percent of segment sales to be in the high 6 percent range, primarily driven by improved operating performance on restricted programs and the F-22 and STSS programs.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

NON-SEGMENT FACTORS AFFECTING OPERATING MARGIN

The components of operating margin are as follows:

	Three months ended March 31

$ in millions	2004	2003

Operating Margin
Electronic Systems	$158	$121
Ships	86	75
Information Technology	71	61
Mission Systems	76	56
Integrated Systems	116	88
Space Technology	51	32
Adjustments to reconcile to total operating margin:
Unallocated expenses	(110)	(30)
Pension expense	(90)	(140)
Reversal of CAS pension expense included above	80	71
Reversal of royalty income included above	(4)	(6)

Total Operating Margin	$434	$328

Operating margin as a percentage of total revenue was 6.1 percent and 5.6 percent for the first quarter of 2004 and 2003, respectively. The primary non-segment factors affecting operating margin during these periods were an increase in unallocated expenses, partially offset by a decrease in pension expense.

Unallocated Expenses

First quarter 2004 unallocated corporate expenses rose $80 million, mainly due to an additional provision for legal and interest costs relating to the April 27, 2004, Indiana Court of Appeals decision in favor of Allison Gas Turbine, higher mark-to-market stock compensation expenses, and environmental remediation accruals. On March 13, 2002, a jury in Indianapolis, Indiana returned a verdict of approximately $31 million in favor of Allison Gas Turbine for cost overruns on the engine exhaust liner and trailing edge of a discontinued prototype aircraft from a competitive award process, which occurred in the 1980s. On May 3, 2002, the approximate sum of $37 million of pre-judgment interest was awarded in this matter. On April 27, 2004, the Court of Appeals of Indiana affirmed the decision of the lower court. The company is reviewing its legal options, which may include an appeal to the Supreme Court of Indiana.

Pension Expense

Pension expense for the first quarter of 2004 decreased $50 million or 36 percent as compared with the first quarter of 2003. The decrease reflects actual 2003 asset returns greater than 20 percent, which were partially offset by a lower discount rate (6.25 percent for 2004 and 6.5 percent for 2003) and a lower expected long-term rate of return on plan assets (8.75 percent for 2004 and 9.0 percent for 2003).

Pension expense is included in the segments’ cost of sales to the extent that these costs are currently recognized under CAS. In order to reconcile segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.” For the first quarter of 2004, the CAS pension expense increased $9 million as compared to the first quarter 2003.

For 2004, management expects pension expense determined in accordance with generally accepted accounting principles of approximately $345 million and pension expense recognized under CAS, which is generally

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

recoverable under government contracts, to be approximately $320 million. These estimates have been refined to reflect the latest updates for foreign pension plans and plan participant census data.

OTHER INCOME STATEMENT COMPONENTS

Interest Income

Interest income increased $4 million in the first quarter of 2004 as compared to the first quarter of 2003, reflecting a full quarter of interest earned from the note received in connection with the sale of Auto. Interest income in the first quarter of 2003 also included $4 million interest earned on a tax refund.

Interest Expense

Interest expense decreased by $31 million or 22 percent in the first quarter of 2004 as compared with the first quarter of 2003. The decrease is principally due to the effect of the company’s debt reduction plan that was substantially completed in the second quarter of 2003, partially offset by $6 million of dividends payable on mandatorily redeemable preferred stock. In accordance with Statement of Financial Accounting Standards No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, these dividends are included in interest expense beginning in the third quarter of 2003.

Income Taxes

The company’s effective tax rate on income from continuing operations for the first quarter of 2004 was 34 percent compared to 18 percent for the first quarter of 2003. The lower rate in the first quarter of 2003 is primarily due to a research tax credit recognized in that period.

Discontinued Operations

The company reported after-tax income from discontinued operations of $1 million for the first quarter of 2004 compared to $80 million for the first quarter of 2003. The income for the 2003 period was primarily attributable to Auto results, which were included in discontinued operations until Auto was sold in February 2003.

BACKLOG

Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity (IDIQ) orders. Backlog is converted into sales as work is performed or deliveries are made.

The following table presents funded, unfunded, and total backlog by segment.

	March 31, 2004

$ in millions	Funded	Unfunded	Total Backlog

Electronic Systems	$6,702	$2,379	$9,081
Ships	9,823	3,943	13,766
Information Technology	2,283	2,269	4,552
Mission Systems	3,058	7,369	10,427
Integrated Systems	4,919	5,082	10,001
Space Technology	1,885	8,391	10,276
Intersegment eliminations	(489)		(489)

Total Segments	$28,181	$29,433	$57,614

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

Major awards in unfunded backlog include the Virginia-class submarines 2nd flight and DD(X) programs in the Ships segment, the Kinetic Energy Interceptors program in the Mission Systems segment, the F-35 and E-2 Advanced Hawkeye programs in the Integrated Systems segment, and the NPOESS program in the Space Technology segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – In the first quarter of 2004, the company generated net cash from operating activities of $263 million, compared with cash used of $1.1 billion in the first quarter of 2003. In the first quarter of 2003, cash used in operating activities reflects $1 billion of taxes paid upon completion of the B-2 EMD contract. The IRS is presently completing its audits of the B-2 program for the tax years ended December 31, 1997 through December 31, 2000. Upon completion of these audits, the IRS may adopt a position that the B-2 program was completed in a year prior to 2002, which would create the potential for additional interest expense. Although it is not possible to predict the outcome of the tax audits at this time, management believes that its tax accounting for the B-2 program reflects the appropriate timing of contract completion. Presently, the IRS has not commenced its audits for tax years ended December 31, 2001, 2002, or 2003.

During the first quarter of 2004, the company also received $104 million of federal and state tax refunds.

At March 31, 2004, net working capital deficit (current assets less current liabilities) was $367 million, which is the result of normal fluctuations in timing of receipts and disbursements.

Net cash provided by operating activities for 2004 is expected to total approximately $1.5 billion. For 2004, cash generated from operations supplemented by borrowings under credit facilities are expected to be sufficient to service debt and contract obligations, finance capital expenditures, and continue paying dividends to the company’s shareholders.

Investing Activities – Cash used in investing activities in the first quarter of 2004 was $42 million, compared to cash provided by investing activities of $3.1 billion in the first quarter of 2003. On February 28, 2003, the company sold Auto to The Blackstone Group for $3.3 billion in cash; a $600 million face value payment-in-kind note, initially valued at $455 million; debt assumption of approximately $200 million; and a 19.6 percent interest in the new enterprise, initially valued at $170 million. As a result of Auto’s initial public offering in February 2004, the company’s ownership percentage in Auto has been diluted to 17.2 percent. The cash received from the sale of Auto was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained. The payment-in-kind note matures in 2018 and bears interest at an effective yield of 11.7 percent per annum. In January 2004, restrictions on the investment in Auto were amended to provide the company more flexibility in the disposition of its shares. Based on these amendments, approximately 3 million shares become available for sale between August 2004 and March 31, 2005.

The company has retained certain warranty, post-retirement, and other liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW divested in 2002. The settlement of these liabilities is not expected to have a material effect on the company’s financial position or results of operations.

Financing Activities – Cash used in financing activities was $115 million in the first quarter of 2004, compared with $3 billion used in the first quarter of 2003. In March 2003, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), commenced offers to purchase any or all of certain designated outstanding Northrop Grumman Space & Mission Systems Corp. debt securities in a debt reduction plan. In the first phase, completed in the first quarter of 2003, approximately $2.4 billion in aggregate principal amount of outstanding debt securities had been tendered and accepted for purchase, for a total purchase price of approximately $2.9 billion (including accrued and unpaid interest on the securities). In the second phase, substantially completed in the second quarter of 2003, the company purchased on the open market $658 million in

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

aggregate principal amount for a total purchase price of $795 million (including accrued and unpaid interest on the securities) of Northrop Grumman Space & Mission Systems Corp. debt securities. Cash proceeds from the sale of Auto were used to complete these transactions.

On August 20, 2003, the company announced a share repurchase program of up to $700 million of its outstanding common stock. Share purchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions over an 18-month period. The company retires its common stock upon repurchase. Repurchases of common stock for first three months of 2004 totaled 1.8 million shares at an average share price, including commissions, of $98.69. Cumulative repurchases under this program through the end of the first quarter of 2004 totaled 4 million shares at an average share price, including commissions, of $93.56. The company has not made any purchases of common stock other than in connection with this publicly announced repurchase program.

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

There have been no changes in the company’s critical accounting policies during the three months ended March 31, 2004.

FINANCIAL ACCOUNTING STANDARDS

No new accounting pronouncements issued or effective during the first quarter of 2004 had a significant impact on the company’s financial position or results of operations. Further details are contained in Note 2 to the Consolidated Condensed Financial Statements located in Part I, Item 1.

FORWARD-LOOKING INFORMATION

Certain statements and assumptions in this release contain or are based on “forward-looking” information (that Northrop Grumman believes to be within the definition in the Private Securities Litigation Reform Act of 1995) and involve risks and uncertainties, and include, among others, statements in the future tense, and all statements accompanied by terms such as “project,” “expect,” “estimate,” “assume,” “guidance” or variations thereof. This information reflects the company’s best estimates when made, but the company expressly disclaims any duty to update this information if new data becomes available or estimates change after the date of this Report.

Such “forward-looking” information includes, among other things, financial guidance regarding sales, segment operating margin, pension expense, employer contributions under pension plans and medical and life benefits plans, and cash flow, and is subject to numerous assumptions and uncertainties, many of which are outside Northrop Grumman’s control. These include Northrop Grumman’s assumptions with respect to future revenues, expected program performance and cash flows, returns on pension plan assets and variability of pension actuarial and related assumptions, the outcome of litigation and appeals, environmental remediation, divestitures of businesses, successful reduction of debt, successful negotiation of contracts with labor unions, effective tax rates and timing and amounts of tax payments, and anticipated costs of capital investments, among other things. Northrop Grumman’s operations are subject to various additional risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies; actual outcomes are dependent upon various factors, including, without

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

limitation, Northrop Grumman’s successful performance of internal plans; government customers’ budgetary constraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products and, in connection with any fixed price development programs, controlling cost growth in meeting production specifications and delivery rates; performance issues with key suppliers and subcontractors; government import and export policies; acquisition or termination of government contracts; the outcome of political and legal processes; natural disasters and terrorist acts; legal, financial, and governmental risks related to international transactions and global needs for military aircraft, military and civilian electronic systems and support, information technology, naval vessels, space systems and related technologies, as well as other economic, political and technological risks and uncertainties and other risk factors set out in Northrop Grumman’s filings from time to time with the Securities and Exchange Commission, including, without limitation, Northrop Grumman reports on Form 10-K and Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rates – Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, short-term investments, and long-term notes receivable. At March 31, 2004, substantially all borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2.5 billion credit agreement, which has $100 million outstanding at March 31, 2004. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At March 31, 2004, no interest rate swap agreements were in effect.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At March 31, 2004, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. Standby letters of credit are sometimes used by the company to guarantee future performance on its contracts. All letters of credit are short-term and denominated in U.S. dollars to avoid market risk exposures.

Item 4.	Controls and Procedures

The registrant’s principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the registrant’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The principal executive officer and the principal financial officer have also concluded based upon their evaluation that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2004, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2004 and 2003, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

May 4, 2004

NORTHROP GRUMMAN CORPORATION

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

Item 2. Changes in Securities and Use of Proceeds

Purchases of Equity Securities – On August 20, 2003, the company announced a share repurchase program of up to $700 million of its outstanding common stock. Share purchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions over an 18-month period. The company retires its common stock upon repurchase. The table below summarizes the company’s repurchases of common stock for first three months of 2004, as well as the cumulative total of repurchases under this program through the end of the first quarter of 2004. The company has not made any purchases of common stock other than in connection with this publicly announced repurchase program.

Period	Total Number of Shares Purchased Under the Program	Average Price Paid per Share (including commissions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

Cumulative total through December 31, 2003	2,234,500	$89.50	$500 million
January 1, 2004, through January 30, 2004	630,000	98.11	438 million
January 31, 2004, through February 27, 2004	295,000	102.80	408 million
February 28, 2004, through March 31, 2004	845,000	97.69	325 million

Cumulative total through March 31, 2004	4,004,500	$93.56	$325 million

Item 3. Defaults Upon Senior Securities

No information is required in response to this item.

II-1

NORTHROP GRUMMAN CORPORATION

Item 4. Submission of Matters to a Vote of Security Holders

No information is required in response to this item.

Item 5. Other Information

No information is required in response to this item.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

*15	Letter from independent accountants regarding unaudited interim financial information

*31.1	Rule 13a-14a/15d-14(a) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14a/15d-14(a) Certification of Charles H. Noski (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Charles H. Noski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report
**	Furnished with this Report

(b) Reports on Form 8-K

A report on Form 8-K was dated and submitted February 4, 2004 by Northrop Grumman Corporation including as an exhibit pursuant to Item 7 and furnishing as an exhibit pursuant to Item 12 information with respect to financial results for the quarter ended December 31, 2003.

II-2

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION (Registrant)

Date: May 4, 2004	By:	/s/ SANDRA J. WRIGHT
Sandra J. Wright Corporate Vice President and Controller (Chief Accounting Officer)

II-3