Form 10-Q
period 2004-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2004-07-29
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 26, 2004, 358,516,672 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

$ in millions	June 30, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$559	$342
Accounts receivable, net of progress payments of $24,071 in 2004 and $21,400 in 2003	3,487	3,198
Inventoried costs, net of progress payments of $1,042 in 2004 and $1,003 in 2003	1,220	1,147
Deferred income taxes	825	770
Prepaid expenses and other current assets	220	167
Assets of businesses held for sale	65	121
Total current assets	6,376	5,745
Net property, plant, and equipment	4,033	4,036
Goodwill	17,209	17,333
Other purchased intangibles, net of accumulated amortization of $1,100 in 2004 and $987 in 2003	1,597	1,710
Prepaid retiree benefits cost and intangible pension asset	2,968	2,988
Other assets	1,144	1,197
Total other assets	22,918	23,228
Total assets	$33,327	$33,009

$ in millions	June 30, 2004	December 31, 2003
Liabilities and Shareholders’ Equity:
Notes payable to banks	$12	$10
Current portion of long-term debt	386	461
Trade accounts payable	1,544	1,491
Accrued employees’ compensation	991	995
Advances on contracts	1,424	1,285
Contract loss provisions	323	364
Income taxes payable	322	356
Other current liabilities	1,374	1,299
Liabilities of businesses held for sale	40	100
Total current liabilities	6,416	6,361
Long-term debt	5,366	5,410
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,841	3,811
Deferred income taxes	534	509
Other long-term liabilities	796	770
Minority interest	12	13
Total liabilities	17,315	17,224
Paid-in capital
Common stock, 800,000,000 shares authorized; issued and outstanding: 2004 — 358,417,384; 2003 — 362,216,210	12,439	12,433
Retained earnings	3,624	3,431
Unearned compensation	(4)	(6)
Accumulated other comprehensive loss	(47)	(73)
Total shareholders’ equity	16,012	15,785
Total liabilities and shareholders’ equity	$33,327	$33,009

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30		Six months ended June 30
$ in millions, except per share	2004	2003	2004	2003
Sales and Service Revenue
Product sales	$5,121	$4,637	$10,050	$8,684
Service revenue	2,253	1,990	4,429	3,809
Total revenue	7,374	6,627	14,479	12,493
Cost of Sales and Service
Cost of product sales	4,191	3,759	8,102	6,964
Cost of service revenue	2,091	1,926	4,162	3,684
Administrative and general expenses	609	551	1,298	1,126
Operating margin	483	391	917	719
Interest income	16	17	32	29
Interest expense	(112)	(119)	(225)	(263)
Other, net	3	11	13	28
Income from continuing operations before income taxes	390	300	737	513
Federal and foreign income taxes	101	93	220	132
Income from continuing operations	289	207	517	381
Income from discontinued operations, net of tax	6	2	7	82
(Loss) gain on disposal of discontinued operations, net of tax		(4)	3	(5)
Net income	$295	$205	$527	$458
Basic Earnings Per Share
Continuing operations	$.80	$.55	$1.43	$1.01
Discontinued operations	.02	.01	.02	.22
Disposal of discontinued operations		(.01)	.01	(.01)
Basic earnings per share	$.82	$.55	$1.46	$1.22
Diluted Earnings Per Share
Continuing operations	$.79	$.55	$1.42	$1.00
Discontinued operations	.02		.02	.22
Disposal of discontinued operations		(.01)	.01	(.01)
Diluted earnings per share	$.81	$.54	$1.45	$1.21

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Six months ended June 30
$ in millions, except per share	2004	2003
Paid-in Capital
At beginning of period	$12,433	$12,511
Common stock repurchased	(295)
Stock split	179
Employee stock awards and options, net of tax	122	34
At end of period	12,439	12,545
Retained Earnings
At beginning of period	3,431	2,870
Net income	527	458
Stock split	(179)
Cash dividends	(155)	(159)
At end of period	3,624	3,169
Unearned Compensation
At beginning of period	(6)	(11)
Amortization of unearned compensation	2	3
At end of period	(4)	(8)
Accumulated Other Comprehensive Loss
At beginning of period	(73)	(1,048)
Change in cumulative translation adjustment	3	12
Change in unrealized gain on marketable securities, net of tax	23
At end of period	(47)	(1,036)
Total shareholders’ equity	$16,012	$14,670
Cash dividends per share	$.43	$.40

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
$ in millions	2004	2003
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$3,828	$3,348
Other collections	10,539	8,968
Income tax refunds received	104	20
Interest received	2	12
Other cash receipts	29	35
Total sources of cash —continuing operations	14,502	12,383
Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	13,065	11,342
Interest paid	231	329
Income taxes paid	291	1,121
Other cash payments	18	10
Total uses of cash—continuing operations	13,605	12,802
Net sources (uses) of cash—continuing operations	897	(419)
Net cash (used in) provided by discontinued operations	(24)	44
Net cash provided by (used in) operating activities	873	(375)
Investing Activities
Proceeds from sale of businesses, net of cash divested	64	3,297
Payment for businesses purchased, net of cash acquired		(43)
Additions to property, plant, and equipment	(267)	(229)
Proceeds from sale of property, plant, and equipment	6	20
Proceeds from sale of investment	23
Other investing activities, net	12	(1)
Discontinued operations	(1)	(69)
Net cash (used in) provided by investing activities	(163)	2,975

Financing Activities
Borrowings under lines of credit	103	758
Repayment of borrowings under lines of credit	(101)	(122)
Principal payments of long-term debt	(109)	(3,768)
Proceeds from issuance of stock	65	7
Dividends paid	(155)	(159)
Redemption of minority interest		(117)
Common stock repurchases	(295)
Discontinued operations	(1)	(343)
Net cash used in financing activities	(493)	(3,744)
Increase (decrease) in cash and cash equivalents	217	(1,144)
Cash and cash equivalents, beginning of period	342	1,412
Cash and cash equivalents, end of period	$559	$268

	Six months ended June 30
$ in millions	2004	2003
Reconciliation of Income from Continuing Operations to Net Cash Provided by (Used in) Operating Activities
Income from continuing operations	$517	$381
Adjustments to reconcile to net sources (uses) of cash—continuing operations
Depreciation	238	220
Amortization of intangible assets	113	114
Common stock issued to employees	56	28
Loss (gain) on disposals of property, plant, and equipment	3	(5)
Amortization of long-term debt premium	(10)	(30)
Decrease (increase) in
Accounts receivable	(2,960)	(3,061)
Inventoried costs	(136)	(35)
Prepaid expenses and other current assets	7	5
Increase (decrease) in
Progress payments	2,710	2,881
Accounts payable and accruals	312	(226)
Contract loss provisions	(41)	46
Deferred income taxes	88	185
Income taxes payable	(34)	(1,137)
Retiree benefits	32	233
Other non-cash transactions	2	(18)
Net sources (uses) of cash—continuing operations	897	(419)
Net cash (used in) provided by discontinued operations	(24)	44
Net cash provided by (used in) operating activities	$873	$(375)

Non-Cash Investing and Financing Activities
Sale of business
Note receivable, net of discount		$455
Investment in unconsolidated affiliate		170

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

Principles of Consolidation – The unaudited consolidated condensed financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

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

Significant Accounting Estimates – The company’s financial statements are in conformity with accounting principles generally accepted in the United States. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Financial Statement Reclassification – Certain prior year amounts have been reclassified to conform to the 2004 presentation. Effective January 1, 2004, the company realigned businesses among its Mission Systems, Information Technology, and Integrated Systems segments. Where applicable, all prior period segment information has been reclassified to reflect this realignment.

2.  STOCK SPLIT AND COMMON STOCK DIVIDEND

Stock Split – On May 11, 2004, the company’s Board of Directors approved a two-for-one stock split of the company’s common stock. The stock split was payable in the form of a stock dividend and entitled each shareholder of record at the close of business on May 28, 2004, to receive one share of common stock for every outstanding share of common stock held on that date. The stock dividend was distributed on June 21, 2004. As required by Delaware statute, the company transferred the par value of $1 per share from retained earnings to paid-in capital for each share outstanding on May 28, 2004. The capital accounts, share data, and earnings per share data in this report give effect to the stock split, applied retroactively, to all periods presented.

Common Stock Dividend – On May 11, 2004, the company’s Board of Directors approved a 15 percent increase to the company’s quarterly common stock dividend. On a post-split basis, the quarterly cash dividend has increased from $.20 per share to $.23 per share. Shareholders of record on May 24, 2004, received a $.23 cash dividend, on a post-split basis, for the second quarter of 2004 on June 5, 2004.

3.  NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 –Consolidation of Variable Interest Entities (FIN 46). In December 2003, FIN 46 was replaced by FASB

Interpretation No. 46(R) – Consolidation of Variable Interest Entities. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51 – Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) became fully effective during the first quarter of 2004. Adoption of this interpretation did not have a material effect on the company’s results of operations or financial position.

On May 19, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. Management is currently evaluating the effect that adoption of this FSP will have on the company’s results of operations and financial position.

4.  BUSINESSES SOLD AND DISCONTINUED OPERATIONS

The company’s Consolidated Condensed Financial Statements and related footnote disclosures reflect the TRW Automotive (Auto) and Component Technologies (CT) businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. As such, “Income from discontinued operations, net of tax” in the accompanying Consolidated Condensed Statements of Income includes the January and February 2003 results of Auto, the sale of which was completed on February 28, 2003, and the results of the company’s remaining CT businesses. The assets and liabilities of these remaining businesses have been classified as held for sale.

Proceeds received from the sale of Auto included $3.3 billion in cash, a $600 million face value payment-in-kind note, initially valued at $455 million; debt assumption of approximately $200 million, and a 19.6 percent investment in the new enterprise, initially valued at $170 million. As a result of Auto’s initial public offering in February 2004, the company’s ownership percentage in Auto has been reduced to 17.2 percent. The cash received from the sale of Auto was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained. The payment-in-kind note matures in 2018 and bears interest at an effective yield of 11.7 percent per annum. In January 2004, restrictions on the investment in Auto were amended to provide the company more flexibility in the disposition of its shares. Under the amended agreement, approximately 4 million shares become available for sale between August 2004 and June 30, 2005. Accordingly, these shares have been recorded as available-for-sale marketable securities totaling $76 million as of June 30, 2004. The amount recorded reflects the corresponding publicly traded stock price of Auto and is included in “Prepaid expenses and other current assets” in the accompanying Consolidated Condensed Statements of Financial Position. The remaining equity investment of $130 million and $170 million as of June 30, 2004, and December 31, 2003, respectively, is carried at cost. The note and related interest receivable had a carrying value of $528 million and $499 million as of June 30, 2004, and December 31, 2003, respectively. Both of these assets are included in “Other assets” in the accompanying Consolidated Condensed Statements of Financial Position.

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

One of the CT businesses, Kester, was sold in February 2004 for approximately $60 million in cash resulting in an after-tax gain of approximately $3 million. The remaining CT businesses continue to be actively marketed and the sales of these businesses are not expected to have, either individually or in the aggregate, a material impact on the company’s financial condition, results of operations, or cash flows.

Operating results of the discontinued businesses for the three and six months ended June 30, 2004, and 2003, respectively, are as follows:

	Three months ended June 30		Six months ended June 30
$ in millions	2004	2003	2004	2003
Sales	$61	$178	$135	$2,224
Income from discontinued operations	$7	$3	$9	$126
Income tax expense	(1)	(1)	(2)	(44)
Income from discontinued operations, net of tax	$6	$2	$7	$82
(Loss) gain on disposal of discontinued operations		$(7)	$3	$(8)
Income tax benefit		3		3
(Loss) gain on disposal of discontinued operations, net of tax		$(4)	$3	$(5)

The major classes of assets and liabilities for the discontinued businesses at June 30, 2004, and December 31, 2003, were as follows:

$ in millions	June 30, 2004	December 31, 2003
Current assets	$27	$47
Net property, plant, and equipment	29	51
Other assets	9	23
Total assets	$65	$121
Accounts payable and other current liabilities	$34	$89
Other long-term liabilities	6	11
Total liabilities	$40	$100

5.  SEGMENT INFORMATION

The table below presents segment operating information for the three and six months ended June 30, 2004 and 2003, respectively. Effective January 1, 2004, the company realigned businesses among its Mission Systems, Information Technology, and Integrated Systems segments. Where applicable, all prior period segment information has been reclassified to reflect this realignment. As a result of this realignment, goodwill of approximately $1.3 billion from the TRW acquisition was reallocated among these three segments as required by SFAS No. 142 – Goodwill and Other Intangible Assets.

	Three months ended June 30		Six months ended June 30
$ in millions	2004	2003	2004	2003
Sales and Service Revenue
Electronic Systems	$1,591	$1,512	$3,129	$2,850
Ships	1,557	1,368	3,001	2,563
Information Technology	1,225	1,123	2,455	2,214
Mission Systems	1,298	1,100	2,481	2,023
Integrated Systems	1,133	1,004	2,280	1,829
Space Technology	836	733	1,642	1,381
Intersegment eliminations	(266)	(213)	(509)	(367)
Total sales and service revenue	$7,374	$6,627	$14,479	$12,493
Operating Margin
Electronic Systems	$138	$148	$296	$269
Ships	100	23	186	98
Information Technology	73	62	144	123
Mission Systems	86	78	162	134
Integrated Systems	90	124	206	212
Space Technology	61	55	112	87
Total segment operating margin	548	490	1,106	923
Adjustments to reconcile to total operating margin
Unallocated expenses	(53)	(22)	(163)	(52)
Pension expense	(86)	(140)	(176)	(280)
Reversal of CAS pension expense included above	77	66	157	137
Reversal of royalty income included above	(3)	(3)	(7)	(9)
Total operating margin	$483	$391	$917	$719

Pension expense is included in determining segment operating margin to the extent that the cost is currently recognized under U.S. Government Cost Accounting Standards (CAS). In order to reconcile from segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.” Total pension expense determined under accounting principles generally accepted in the United States is reported separately as a reconciling item under the caption “Pension expense.” The reconciling item captioned “Unallocated expenses” includes the portion of corporate, legal, environmental, state income tax, other retiree benefits expenses, stock compensation, and other expenses not considered allowable under applicable government regulations and not allocated to the segments.

6.  EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans and the dilutive effect of the equity security units, as applicable. Shares issuable pursuant to mandatorily redeemable preferred stock are not included in the diluted earnings per share calculations because their effect is anti-dilutive for all periods presented.

Effects of SFAS No. 150 – During the six months ended June 30, 2003, income available to common shareholders from continuing operations is calculated by reducing income from continuing operations by the amount of dividends accrued on mandatorily redeemable preferred stock. Effective July 1, 2003, the company adopted SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Following adoption of this standard, mandatorily redeemable preferred stock is reported as a long-term liability in the accompanying Consolidated Condensed Statements of Financial Position. In addition, dividends accrued on mandatorily redeemable preferred stock in the amounts of $6 million and $12 million for the three and six months ended June 30, 2004, respectively, have been recorded as interest expense in the accompanying Consolidated Condensed Statements of Income. This change has had no effect on the earnings per share calculation. This standard required adoption on a prospective basis, and accordingly, no restatement of prior periods has been made.

Share Repurchase Program – On August 20, 2003, the company approved a share repurchase program of up to $700 million of its outstanding common stock. Share purchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions over an 18-month period. The company retires its common stock upon repurchase. Repurchases of common stock for the three and six months ended June 30, 2004, totaled 2.4 million and 5.9 million shares at a cost of approximately $120 million and $295 million, respectively. Cumulative repurchases under this program through the end of the second quarter of 2004 totaled 10.4 million shares at a cost of approximately $495 million.

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Three months ended June 30		Six months ended June 30
$ in millions, except per share	2004	2003	2004	2003
Basic Earnings per Share
Income from continuing operations	$289	$207	$517	$381
Less preferred dividends		6		12
Income available to common shareholders from continuing operations	$289	$201	$517	$369
Weighted-average common shares outstanding, in millions	358.98	365.85	360.15	365.61
Basic earnings per share from continuing operations	$.80	$.55	$1.43	$1.01
Diluted Earnings per Share
Income from continuing operations	$289	$207	$517	$381
Less preferred dividends		6		12
Income available to common shareholders from continuing operations	$289	$201	$517	$369
Weighted-average common shares outstanding, in millions	358.98	365.85	360.15	365.61
Dilutive effect of stock options, awards, and equity security units	4.48	2.89	4.18	3.02
Weighted-average diluted shares outstanding, in millions	363.46	368.74	364.33	368.63
Diluted earnings per share from continuing operations	$.79	$.55	$1.42	$1.00

7.  GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

The company accounts for goodwill under the impairment-only approach prescribed by SFAS No. 142 –Goodwill and Other Intangible Assets. Impairment tests are performed at least annually and more often as circumstances require. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating margin. The annual impairment test for all segments except Mission Systems and Space Technology is performed as of April 30, while the annual impairment test for Mission Systems and Space Technology is performed as of November 30. The annual impairment test for all segments except Mission Systems and Space Technology was performed as of April 30, 2004, with no indication of impairment.

Realignment – Effective January 1, 2004, the company realigned businesses among its Mission Systems, Information Technology, and Integrated Systems segments. As a result of this realignment, goodwill of approximately $1.3 billion from the TRW acquisition was reallocated among these three segments as required by SFAS No. 142. This realignment is reflected in the table below. In connection with this realignment, the company performed impairment tests of the Mission Systems, Information Technology, and Integrated Systems segments as of January 1, 2004, before and after the realignment with no indication of impairment.

The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows:

$ in millions	Electronic Systems	Ships	Information Technology	Missions Systems	Integrated Systems	Space Technology	Total
Balance at December 31, 2003	$2,599	$3,635	$1,122	$5,637	$938	$3,402	$17,333
Goodwill transferred due to segment realignment			1,292	(1,309)	17
Goodwill of businesses sold				(3)			(3)
Fair value adjustments to net assets acquired	1	(2)	(20)	(46)		(54)	(121)
Balance at June 30, 2004	$2,600	$3,633	$2,394	$4,279	$955	$3,348	$17,209

Fair Value Adjustments to Net Assets Acquired – The adjustments during the six months ended June 30, 2004, are primarily related to the recognition of a portion of the capital loss carryforward associated with the company’s acquisition of TRW. Due to the uncertainty related to the company’s ability to fully utilize this capital loss carryforward, a valuation allowance equal to the full amount of the related tax benefit was recorded as of the acquisition date. Any reduction to this valuation allowance is recorded as a reduction of goodwill.

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets as of June 30, 2004 and December 31, 2003.

	June 30, 2004			December 31, 2003
$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$2,587	$(1,044)	$1,543	$2,587	$(934)	$1,653
Other purchased intangibles	110	(56)	54	110	(53)	57
Total	$2,697	$(1,100)	$1,597	$2,697	$(987)	$1,710

All of the company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense was $57 million and $113 million for the three and six months ended June 30, 2004, respectively, and was $57 million and $114 million for the three and six months ended June 30, 2003, respectively.

The table below shows expected amortization for the remainder of 2004 and for the next five years.

$ in millions
Year Ended December 31
2004 (July 1 to December 31)	$113
2005	217
2006	129
2007	116
2008	108
2009	96

8.  LONG-TERM DEBT

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

Long-term debt at June 30, 2004 and December 31, 2003, consisted of the following:

$ in millions	June 30, 2004	December 31, 2003
Notes and debentures due 2004 to 2036, rates from 6.05% to 9.3%	$4,977	$5,090
Equity security unit notes due 2006, 7.25%	690	690
Other indebtedness due 2004 to 2024, rates from 7.0% to 8.5%	85	91
Total long-term debt	5,752	5,871
Less current portion	386	461
Long-term debt, net of current portion	$5,366	$5,410

Equity Security Units – In November 2001, the company issued 6.9 million equity security units. Each equity security unit, issued at $100 per unit, initially consists of a contract to purchase shares of Northrop Grumman common stock on November 16, 2004, and a $100 senior note due 2006. The senior notes due 2006 are reported as long-term debt. The senior notes initially bear interest at 5.25 percent per annum, and each equity security unit also pays a contract adjustment payment of 2.0 percent per annum, for a combined yield on the equity security unit of 7.25 percent per annum. Each purchase contract, which is part of the equity security units, will obligate the holder thereof to purchase on November 16, 2004, for $100, the following number of shares of the company’s common stock based on the average closing price of the company’s common stock, on a post-split basis, over the 20 day trading period ending on the third trading day immediately preceding November 16, 2004: (i) 1.8524 shares if the average closing price equals or exceeds $53.985, (ii) a number of shares having a value equal to $100.00 if the average closing price is less than $53.985 but greater than $44.25 and (iii) 2.2598 shares if the average closing price is less than or equal to $44.25. In August 2004, holders of the equity security units have the opportunity to participate in a remarketing of the senior note component.

9.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The company accounts for derivative financial instruments in accordance with SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative financial instruments be recognized as assets or liabilities in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are required to be recorded in earnings, while changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded as other comprehensive income.

The company uses derivative financial instruments to manage its exposure to interest rate risk and to balance its fixed and variable rate long-term debt portfolio. The company does not use derivative financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

During the second quarter of 2004, the company entered into two interest rate swap agreements designed to convert fixed rates associated with long-term debt obligations to floating rates. These interest rate swaps each hedge a $200 million notional amount of U.S. dollar fixed rate debt, and mature on October 15, 2009, and February 15, 2011, respectively.

These hedges reduce the company’s risk related to changes in interest rates on the fair value of the company’s fixed rate debt. The critical terms of the interest rate swaps are aligned with those of the hedged items, thereby satisfying the criteria for the short-cut method of accounting as defined by SFAS No. 133. Any changes in the fair value of the swaps are offset by an equal and opposite change in the fair value of the hedged item. The aggregate net fair value of the swaps at June 30, 2004, was a liability of approximately $500,000.

10.  RETIREMENT BENEFITS

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

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) expanded Medicare by introducing a prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans. The company sponsors retiree health care benefit plans for some of its locations and expects that this legislation may eventually reduce the company’s costs for some of these programs under the federal subsidy. The measures of the company’s net periodic postretirement benefit cost presented below do not reflect any amount associated with the potential federal subsidy because the U.S. Government has not yet provided the necessary guidance to conclude whether the benefits provided by the company’s plans are actuarially equivalent to Medicare Part D under the Act. This guidance is expected in the third quarter of 2004, and management is currently evaluating the effect that adoption of this guidance will have on the company’s results of operations and financial position.

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table.

	Three months ended June 30				Six months ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$140	$123	$14	$13	$281	$245	$28	$26
Interest cost	262	255	46	43	524	509	92	88
Expected return on plan assets	(344)	(297)	(12)	(9)	(688)	(595)	(24)	(19)
Amortization of
Prior service costs	13	13			26	27
Net actuarial loss from previous years	15	48	4	3	28	97	8	7
Special termination benefits cost				4				4
Other					5
Net periodic benefit cost	86	142	52	54	176	283	104	106
Less net periodic benefit cost included in income from discontinued operations		2				3
Net periodic benefit cost from continuing operations	$86	$140	$52	$54	$176	$280	$104	$106
Defined contribution plans cost	$52	$57			$107	$108

Employer Contributions – For the six months ended June 30, 2004, contributions of $142 million and $70 million were made to the company’s pension plans and medical and life benefits plans, respectively. As previously disclosed in its consolidated financial statements for the year ended December 31, 2003, the company expects to contribute approximately $345 million to its pension plans and approximately $176 million to its medical and life benefits plans in 2004.

11.  LITIGATION, COMMITMENTS, AND CONTINGENCIES

The company is subject to a range of claims, lawsuits, environmental and income tax matters, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its internal and external legal counsel. In accordance with SFAS No. 5 – Accounting for Contingencies, amounts are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure to the company may vary from earlier estimates as further facts and circumstances become known. Based upon available information, it is the company’s expectation that known legal actions are either without merit or will have no material adverse effect on the company’s results of operations or financial position. For newly acquired businesses, management applies judgment in estimating the fair value of liabilities assumed, including those related to claims, lawsuits, environmental and income tax matters, and administrative proceedings, as part of its purchase accounting determinations. While the company cannot predict the ultimate outcome of these matters, resolution of one or more of these matters individually or in the aggregate is not expected to have a material effect on the company’s results of operations or financial position, but resolution of these matters may have a material effect on cash flows.

Litigation – The company, as a government contractor, is from time to time subject to U.S. Government investigations relating to its operations. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other federal laws, or are considered not to be responsible contractors, may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Given the company’s dependence on government contracting, suspension or debarment could have a material adverse effect on the company.

In August 1992, in U.S. ex rel. Rex Robinson v. Northrop Grumman Corporation, the United States District Court for the Northern District of Illinois unsealed a complaint brought by four individuals in the name of the United States of America. The action was filed on August 10, 1989, seeking damages under the qui tam provision of the civil False Claims Act. On July 28, 1992, the government declined to intervene in this action. Plaintiffs amended their damage claim and now seek compensatory damages of approximately $369 million, which could be trebled under the False Claims Act, together with statutory penalties of up to $39 million, pre-judgment interest, loss of use of money, and other unspecified damages for expenses, attorney fees, and costs. The individual relators also seek damages in their individual capacities for alleged retaliation. In 2001, the Civil Division of the U.S. Attorney’s Office filed a motion to intervene in the action, which motion was granted on October 12, 2001. The company denies the allegations and continues to vigorously defend the action.

On March 13, 2002, a jury in Indianapolis, Indiana returned a verdict of approximately $31 million in favor of Allison Gas Turbine for cost overruns on the engine exhaust liner and trailing edge of a discontinued prototype aircraft from a competitive award process, which occurred in the 1980s. On May 3, 2002, the approximate sum of $37 million of pre-judgment interest was awarded in this matter. On April 27, 2004, the Court of Appeals of Indiana affirmed the decision of the lower court. As a result, the company recorded an additional provision during the first quarter of 2004 for legal and interest costs relating to this matter, which is included in “Unallocated expenses” (see Note 5). The company has appealed to the Supreme Court of Indiana, which is expected to decide by the end of 2004 whether to hear the appeal.

Income Tax Matters – The IRS is presently completing its audits of the B-2 program for the tax years ended December 31, 1997 to December 31, 2000. Upon completion of these audits, the IRS may adopt a position that the B-2 program was completed in a year prior to 2002, which would create the potential for additional interest expense. The completion of these audits is not expected to have a material effect on the company’s results of operations or financial position, but resolution of these matters may have a material effect on cash flows.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts of current or formerly owned operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at June 30, 2004, the range of reasonably possible future costs for environmental remediation is $256 million to $410 million, of which $280 million has been accrued. Factors that could result in changes to the company’s environmental reserves and reasonably possible range of loss include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRP’s not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s results of operations, financial position, or cash flows.

Indemnifications – The company has retained certain warranty, post-retirement, and other liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW divested in 2002. Subsequent adjustments to accruals recorded as of December 31, 2003, in connection with the divestitures of TRW’s Auto and Aeronautical Systems businesses, if any, will be charged to income. The settlement of these liabilities is not expected to have a material effect on the company’s results of operations or financial position, but resolution of these matters may have a material effect on cash flows.

Other Agreements – In July and August of 2003, Ship Systems executed agreements with the states of Mississippi and Louisiana, respectively, wherein Ship Systems will lease facility improvements and equipment from these states in exchange for certain commitments by Ship Systems. Under the Mississippi agreement, Ship Systems is required to match the state’s funding with expenditures in the amount of $121 million and create 667 new full-time jobs in Mississippi by December 2007. Under the Louisiana agreement, Ship Systems is required to match the state’s funding with expenditures in the amount of $56 million through 2007, and employ a minimum of 5,200 full-time employees in 16 of the 32 fiscal quarters beginning January 1, 2003, and ending December 31, 2010. Failure by Ship Systems to meet these commitments would result in reimbursement by Ship Systems to Mississippi and Louisiana in accordance with the respective agreements. Management does not expect the obligations under these agreements to have a material effect on the company’s results of operations, financial position, or cash flows.

Employee Relations – Nine of the company’s labor union contracts covering three locations and over 2,000 employees in the Electronics Systems sector expire at or near the end of August 2004. The results of the renegotiation of these contracts are not expected to have a material effect on the company’s results of operations, financial position, or cash flows.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At June 30, 2004, there were $463 million of stand-by letters of credit, $170 million of bank guarantees, and $590 million of surety bonds outstanding.

For all periods presented, the company had no material related party transactions.

12.  STOCK-BASED COMPENSATION

The company applies Accounting Principles Board Opinion 25 – Accounting for Stock Issued to Employees and related interpretations in accounting for awards made under the company’s stock-based compensation plans. When stock options are exercised, the amount of the cash proceeds to the company, along with the related tax benefit, is recorded as an increase to paid-in capital. Compensation expense for restricted performance stock rights and restricted stock rights is estimated and accrued over the vesting period.

Had compensation expense been determined based on the fair value at the grant dates for stock option awards, consistent with the method of SFAS No. 123 – Accounting for Stock-Based Compensation, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below. These amounts were determined using weighted-average per share fair values for market options granted in the six months ended June 30, 2004 and 2003 of $18 and $15, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years for all periods presented and the following additional assumptions for the six months ended June 30, 2004 and 2003, respectively – dividend yield: 1.5 percent and 1.8 percent; expected volatility: 34 percent and 36 percent; and risk-free interest rate: 4.2 percent and 3.2 percent.

	Three months ended June 30		Six months ended June 30
$ in millions, except per share	2004	2003	2004	2003
Net income as reported	$295	$205	$527	$458
Stock-based compensation, net of tax, included in net income as reported	26	14	48	25
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(31)	(22)	(60)	(40)
Pro-forma net income using the fair value method	$290	$197	$515	$443
Basic Earnings Per Share
As reported	$.82	$.55	$1.46	$1.22
Pro-forma	$.81	$.52	$1.43	$1.18
Diluted Earnings Per Share
As reported	$.81	$.54	$1.45	$1.21
Pro-forma	$.80	$.52	$1.41	$1.17

13.  COMPREHENSIVE INCOME

The following table summarizes the changes in comprehensive income.

	Three months ended June 30		Six months ended June 30
$ in millions	2004	2003	2004	2003
Net income	$295	$205	$527	$458
Other Comprehensive Income (Loss)
Change in cumulative translation adjustment	(1)	3	3	12
Unrealized (loss) gain on marketable securities, before tax	(1)		36
Income tax expense			(13)
Other comprehensive income (loss), net of tax	(2)	3	26	12
Comprehensive income	$293	$208	$553	$470

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2004, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

July 28, 2004

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Outlook

The company believes that its portfolio of technologically advanced, innovative products, services, and solution in systems integration, defense electronics, information technology, advanced aircraft, shipbuilding, and space technology will generate revenue growth in 2004 and beyond. In 2004, based on total backlog (funded and unfunded) of approximately $57 billion as of June 30, 2004, and its opportunity to win future programs, the company expects revenue of approximately $29 billion and improvements in net income and cash provided by operations over 2003.

Industry Factors

The company’s success in the competitive defense industry depends upon its ability to develop and market its products, as well as its ability to provide the people, facilities, equipment, and financial capacity needed to deliver those products with maximum efficiency. It is necessary to maintain, as the company has, sources for raw materials, fabricated parts, electronic components, and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations. Northrop Grumman’s operating policies are designed to achieve these objectives.

Economic Opportunities, Challenges, and Risks

United States defense contractors have benefited from the upward trend in overall defense spending over recent years. The company believes that spending on recapitalization and transformation of the country’s homeland security and defense assets will continue to be a national priority, with particular emphasis on areas like national missile defense. Substantial new competitive opportunities for the company include space based radar, aerial common sensor, transformational communications system, the Joint Unmanned Combat Air System (J-UCAS), and several international and homeland security programs. The company continues to focus on operational and financial performance for continued growth in 2004 and beyond.

U.S. Government programs in which Northrop Grumman either participates, or strives to participate, must compete with other programs for consideration during the nation’s budget formulation and appropriation processes. Budget decisions made in this environment will have long-term consequences for the size and structure of Northrop Grumman and the entire defense industry.

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

Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to numerous procurement regulations, including the False Claims Act, and the International Traffic in

Arms Regulation promulgated under the Arms Export Control Act with noncompliance found by any one agency possibly resulting in fines, penalties, debarment, or suspension from receiving additional contracts from all U.S. Government agencies. Given the company’s dependence on U.S. Government business, suspension or debarment could have a material adverse effect on the company’s future.

CONSOLIDATED RESULTS

Selected consolidated financial highlights are presented in the table below.

	Three months ended June 30		Six months ended June 30
$ in millions, except per share amounts	2004	2003	2004	2003
Sales and service revenue	$7,374	$6,627	$14,479	$12,493
Operating margin	483	391	917	719
Income from continuing operations	289	207	517	381
Net income	295	205	527	458
Diluted earnings per share from continuing operations	.79	.55	1.42	1.00
Diluted earnings per share	.81	.54	1.45	1.21
Net cash provided by (used in) operating activities	610	737	873	(375)

Sales and Service Revenue

Sales and service revenue for the three months and six months ended June 30, 2004, increased $747 million or 11 percent and $2 billion or 16 percent, respectively, as compared to the same periods in 2003. This strong performance reflects double-digit growth for the Mission Systems, Space Technology, Ships, and Integrated Systems operating segments.

Operating Margin

Operating margin for the three months ended June 30, 2004, increased by $92 million or 24 percent over the same period in 2003, due to improved segment operating performance and lower pension expense, which were partially offset by higher unallocated expenses. Operating margin improved by $58 million mainly due to higher sales volume and operating performance. This increase includes a second quarter 2004 pre-tax charge of $60 million for the F-16 Block 60 fixed-price development program reported in the Electronic Systems segment and a second quarter 2003 pre-tax charge of $68 million to operating margin for the commercial Polar Tanker program reported in the Ships segment. The lower pension expense of $54 million reflects improved 2003 asset returns partially offset by a lower discount rate and a lower expected long-term rate of return on plan assets. These increases were partially offset by a $31 million increase in unallocated expenses due to higher mark-to-market stock compensation expense and deferred state income taxes.

Operating margin for the six months ended June 30, 2004, increased $198 million or 28 percent over the same period in 2003, reflecting an increase of $183 million in segment operating performance and a decrease of $104 million in pension expense. This increase was partially offset by higher unallocated expenses of $111 million. Unallocated expenses included a first quarter 2004 provision for legal and interest costs relating to the April 27, 2004, Indiana Court of Appeals decision in favor of Allison Gas Turbine (see Note 11 to the Consolidated Condensed Financial Statements contained in Part I, Item 1), as well as higher mark-to-market stock compensation expense, environmental remediation accruals, and deferred state income taxes.

Income from Continuing Operations

Income from continuing operations for the three months ended June 30, 2004, increased $82 million or 40 percent over the same period in 2003, primarily reflecting strong operating margin performance. During the second quarter of 2004, the company completed studies and recognized additional tax credits of approximately $31 million related to research and development and export sales activities for the years 1997 through 2003, which resulted in an effective tax rate of 26 percent compared to 31 percent for the same period in 2003.

Income from continuing operations for the six months ended June 30, 2004, increased $136 million or 36 percent over the same period in 2003. This increase reflects strong operating margin performance and $38 million in lower interest expense due to the effect of the company’s debt restructuring plan, which was substantially completed by the end of the second quarter of 2003. During the first quarter of 2003, the company recognized $26 million in research and development tax credits for the years 1981 through 1990. The effective tax rate was 30 percent for the six months ended June 30, 2004, compared to 26 percent for the same period in 2003.

Net Income

Net income for the six months ended June 30, 2003, includes the January and February operating results of TRW Automotive (Auto), which was sold in February 2003.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2004, decreased by $127 million or 17 percent compared with the same period of 2003. The decrease is primarily due to higher tax payments in the second quarter of 2004 compared with the second quarter of 2003.

Net cash provided by operating activities for the six months ended June 30, 2004, increased by $1.2 billion compared with the same period of 2003, primarily due to the first quarter 2003 tax payment related to the completion of the B-2 Engineering and Manufacturing Development (EMD) contract of approximately $1 billion, and higher cash receipts in the first quarter of 2004.

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

Segment Operating Margin – Segment operating margin reflects the performance of the segments on their contracts and programs. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of pension expense/income that is not currently recognized under U.S. Government Cost Accounting Standards (CAS), as well as the portion of corporate, legal, environmental, state income tax, other retiree benefits, stock compensation, and other expenses not considered allowable costs under CAS and not allocated to the segments.

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

ELECTRONIC SYSTEMS

	Three months ended June 30		Six months ended June 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$1,489	$1,336	$3,261	$2,914
Sales and Service Revenue	1,591	1,512	3,129	2,850
Segment Operating Margin	138	148	296	269
As a percentage of segment sales	8.7%	9.8%	9.5%	9.4%

Contract Acquisitions

Electronic Systems segment contract acquisitions for the three months ended June 30, 2004, increased 11 percent as compared to the same period in 2003. The increase is primarily due to increased funding of $76 million on the Multi-Platform Radar Technology Insertion Program (MP-RTIP) in the Aerospace Systems business area, and additional funding of $51 million for LITENING targeting pods in the Defensive Systems business area.

Electronic Systems segment contract acquisitions for the six months ended June 30, 2004, increased 12 percent as compared to the same period in 2003. This increase reflects new funding of $73 million for a restricted program in the Aerospace Systems business area, and additional funding of $73 million for the Large Aircraft Infrared Countermeasures (LAIRCM) program in the Defensive Systems business area.

Sales and Service Revenue

Electronic Systems segment sales for the three months ended June 30, 2004, increased 5 percent as compared to the same period in 2003 due to revenue increases in the Defensive Systems and Government Systems business areas. Defensive Systems revenue increased $75 million or 39 percent reflecting increased sales of infrared countermeasures for military helicopters, LITENING targeting pods, and test equipment. Sales in Government Systems increased $74 million or 72 percent primarily due to higher sales to the U.S. Postal Service. These sales increases were partially offset by decreases of $67 million and $22 million in revenues at the Aerospace Systems and Space Systems business areas, respectively.

Electronic Systems segment sales for the six months ended June 30, 2004, increased 10 percent compared to the same period in 2003 primarily due to revenue growth in the Government Systems and Defensive Systems business areas of $112 million or 59 percent, and $116 million or 29 percent, respectively. Revenues for the six month period also increased by $53 million or 9 percent in the Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) & Naval Systems business area primarily due to increased volume at Marine Systems. These sales increases were partially offset by a $31 million and $21 million decrease in sales in the Aerospace Systems and Space Systems business areas, respectively.

For 2004, management expects high single-digit percentage growth over 2003 sales.

Segment Operating Margin

Electronic Systems segment operating margin for the three months ended June 30, 2004, decreased 7 percent compared to the same period in 2003. The decline in operating margin is primarily due to a $60 million pre-tax charge in the Aerospace Systems business area for the F-16 Block 60 fixed-price development combat avionics program. During the second quarter of 2004, the Block 60 program underwent qualification testing as part of the planned transition from EMD to production. The results of the qualification testing increased the projected estimated cost to complete all elements of the program. However, the principal portion of the $60 million charge reflects a higher estimate to complete production of the “Falcon Edge” electronic warfare suite, which includes the results of qualification testing and the impact of continued delays in supplies of integrated microelectronic assemblies. The F-16 Block 60 program is expected to be completed in 2007. Development work inherently has more uncertainty as to future events than production and therefore more variability in estimates of costs to complete the work. As work progresses through the development stage into production, the risks associated with estimating the costs of development are reduced. In addition, successful performance of fixed-price development programs is subject to the company’s ability to control cost growth in meeting production specifications and delivery rates. While management has used its best judgment to estimate costs, future events could result in either upward or downward adjustments to those estimates. The impact of the charge was partially offset by improved performance and contract close-outs for several other programs in the Navigation Systems, Defensive Systems, Aerospace Systems, and Government Systems business areas.

Electronic Systems segment operating margin for the six months ended June 30, 2004, increased 10 percent as compared to the same period in 2003. The increase in operating margin primarily reflects higher sales volume and improved performance in the Defensive Systems, Government Systems, and Navigation Systems business areas.

For 2004, management expects segment operating margin as a percentage of segment sales of 10 percent or better.

SHIPS

	Three months ended June 30		Six months ended June 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$592	$782	$2,110	$1,632
Sales and Service Revenue	1,557	1,368	3,001	2,563
Segment Operating Margin	100	23	186	98
As a percentage of segment sales	6.4%	1.7%	6.2%	3.8%

Contract Acquisitions

Ships segment contract acquisitions for the three months ended June 30, 2004, decreased by 24 percent compared to the same period in 2003. The decrease is primarily due to the second quarter 2003 funding for the LPD-17 program of $413 million in the Amphibious & Auxiliary business area.

Ships segment contract acquisitions for the six months ended June 30, 2004, increased by 29 percent compared to the same period in 2003. The increase reflects the receipt of $759 million of funding in the Submarines business area for the 2nd flight Virginia-class submarine program.

Sales and Service Revenue

Ships segment sales for the three and six months ended June 30, 2004, increased by 14 percent and 17 percent, respectively, as compared to the same periods in 2003. The increased revenue for both periods is primarily attributable to the Surface Combatants business area, which increased $140 million or 38 percent in the three-month period and $289 million or 42 percent in the six-month period, primarily due to the DD(X) program. The increase in sales for the six month period also includes a $184 million or 39 percent increase in the Amphibious & Auxiliary business area due to continued production ramp-up on the LPD-17 and LHD-8 programs and a $48 million or 16 percent increase in the Submarines business area, which were partially offset by an $83 million or 8 percent decrease in the Aircraft Carriers business area.

For 2004, management expects high single-digit percentage sales growth over 2003 sales.

Segment Operating Margin

The substantial increase in the Ships segment operating margin for the three and six months ended June 30, 2004, as compared to the same periods in 2003 is primarily due to a $68 million pre-tax charge to operating margin in the second quarter of 2003 for increased cost growth for the commercial Polar Tanker program. The charge included cost growth on the third tanker due to unusual weather delays and rework. This tanker was delivered to the customer in the third quarter of 2003. The charge also included increased cost estimates to complete the final two ships to reflect changes in labor productivity estimates as well as higher overhead costs. The fourth ship is approximately 98 percent complete and the expected delivery has accelerated from the fourth to the third quarter of 2004. The fifth and final tanker is approximately 65 percent complete and is scheduled for delivery in late 2005.

For 2004, management expects segment operating margin as a percentage of segment sales of 6 to 6.5 percent.

INFORMATION TECHNOLOGY

	Three months ended June 30		Six months ended June 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$1,207	$930	$2,401	$2,256
Sales and Service Revenue	1,225	1,123	2,455	2,214
Segment Operating Margin	73	62	144	123
As a percentage of segment sales	6.0%	5.5%	5.9%	5.6%

Contract Acquisitions

Information Technology segment contract acquisitions for the three months ended June 30, 2004, increased by 30 percent as compared to the same period in 2003. The increase is primarily due to increased funding on various contracts in the Government Information Technology business area.

Information Technology segment contract acquisitions for the six months ended June 30, 2004, increased by 6 percent as compared to the same period in 2003. The increase is primarily due to multiple new business awards in the Government Information Technology business area, including the National Geospatial-Intelligence Agency Enterprise Engineering program and the Federal Aviation Administration Technical Assistance Contract 2.

Sales and Service Revenue

Information Technology segment sales for the three months ended June 30, 2004, increased by 9 percent as compared to the same period in 2003. This increase is due to higher sales in the Government Information Technology and Enterprise Information Technology business areas. Government Information Technology revenue increased $86 million or 13 percent primarily due to new business awards and organic sales growth in existing programs. Enterprise Information Technology increased $22 million or 12 percent primarily due to expanded opportunities for product and service sales with civil agencies.

Information Technology segment sales for the six months ended June 30, 2004, increased by 11 percent as compared to the same period in 2003. The higher sales are primarily attributable to a $215 million or 17 percent increase in the Government Information Technology business area. The sales growth reflects continuing work on the Immigration and Naturalization Service Technology Enterprise Automation Management Support and Land Information Warfare Activity programs as well as new contracts.

For 2004, management expects high single-digit percentage sales growth on comparative realigned 2003 sales.

Segment Operating Margin

Information Technology segment operating margin for the three and six months ended June 30, 2004, increased by 18 percent and 17 percent, respectively, as compared to the same periods in 2003. The increases are primarily due to higher revenue in the Government Information Technology and Enterprise Information Technology business areas and improved program performance in the Commercial Information Technology business area.

For 2004, management expects segment operating margin as a percentage of segment sales to be nearly 6 percent.

MISSION SYSTEMS

	Three months ended June 30		Six months ended June 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$990	$893	$2,326	$2,105
Sales and Service Revenue	1,298	1,100	2,481	2,023
Segment Operating Margin	86	78	162	134
As a percentage of segment sales	6.6%	7.1%	6.5%	6.6%

Contract Acquisitions

Mission Systems segment contract acquisitions for the three months ended June 30, 2004, increased by 11 percent as compared to the same period in 2003, reflecting additional funding on new and existing programs of $54 million in the Command, Control & Intelligence Systems business area and $34 million of additional funding for various contracts in the Technical & Management Services business area.

Mission Systems segment contract acquisitions for the six months ended June 30, 2004, increased by 10 percent as compared to the same period in 2003. The increase primarily results from additional funding of $228 million in the Command, Control & Intelligence Systems business area for the Tactical Automated Security Systems II (TASS II) program, the Joint Systems Light Nuclear Biological Chemical Reconnaissance System, and various other programs.

Sales and Service Revenue

Mission Systems segment sales for the three months ended June 30, 2004, increased by 18 percent as compared to the same period in 2003, primarily due to revenue increases in the Command, Control & Intelligence Systems and Missile Systems business areas. Command, Control & Intelligence Systems revenue increased $161 million or 26 percent primarily due to higher revenue for the TASS II program. Missile Systems revenue increased $35 million or 12 percent, reflecting revenue from the new Kinetic Energy Interceptors program and the XonTech acquisition, as well as increased revenue from existing programs.

Mission Systems segment sales for the six months ended June 30, 2004, increased by 23 percent as compared to the same period in 2003. The sales growth reflects a $327 million or 28 percent increase in the Command, Control & Intelligence Systems business area and a $108 million or 21 percent increase in the Missile Systems business area.

For 2004, management expects sales growth of 15 to 20 percent on comparative realigned 2003 sales.

Segment Operating Margin

Mission Systems segment operating margin for the three and six months ended June 30, 2004, increased by 10 percent and 21 percent, respectively, as compared to the same periods in 2003. The increase is primarily attributable to increased sales volume in the Command, Control & Intelligence Systems and Missile Systems business areas. Segment operating margin decreased as a percentage of segment sales in the three month period due to the recognition of favorable performance on a restricted program in the second quarter of 2003.

For 2004, management expects segment operating margin as a percentage of segment sales to be in the mid-6 percent range.

INTEGRATED SYSTEMS

	Three months ended June 30		Six months ended June 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$820	$893	$2,588	$2,558
Sales and Service Revenue	1,133	1,004	2,280	1,829
Segment Operating Margin	90	124	206	212
As a percentage of segment sales	7.9%	12.4%	9.0%	11.6%

Contract Acquisitions

Integrated Systems segment contract acquisitions for the three months ended June 30, 2004, decreased by 8 percent while contract acquisitions for the six months ended June 30, 2004, increased by 1 percent compared to the same periods in 2003. These fluctuations over the comparable periods are attributable primarily to the timing of incremental customer funding for the F/A-18, Global Hawk, E-2 Advanced Hawkeye, Joint Surveillance Target Attack Radar System, B-2 and MP-RTIP programs.

Sales and Service Revenue

Integrated Systems segment sales for the three months ended June 30, 2004, increased by 13 percent as compared to the same period in 2003, primarily due to higher sales in the Airborne Early Warning/Electronic Warfare Systems and Air Combat Systems business areas. Airborne Early Warning/Electronic Warfare Systems revenue increased $70 million or 28 percent, primarily due to higher volume in the E-2 Advanced Hawkeye and EA-6B programs. Air Combat Systems revenue increased $51 million or 8 percent due to higher volume in the F-35, Global Hawk and MP-RTIP programs.

Integrated Systems segment sales for the six months ended June 30, 2004, increased by 25 percent as compared to the same period in 2003. Growth in the six-month period principally reflects a $247 million or 22 percent increase in the Air Combat Systems business area and a $171 million or 40 percent increase in the Airborne Early Warning/Electronic Warfare Systems business area.

For 2004, management expects sales growth of 20 to 25 percent on comparative realigned 2003 sales.

Segment Operating Margin

Integrated Systems segment operating margin for the three and six months ended June 30, 2004, decreased by 27 percent and 3 percent, respectively, as compared to the same periods in 2003. The decrease in segment operating margin as a percentage of segment sales reflects the segment’s changing business mix, which includes a greater proportion of lower margin development programs including F-35, Global Hawk, E-2 Advanced Hawkeye, and E-10A.

For 2004, segment operating margin as a percentage of segment sales is expected to be in the mid-8 percent range.

SPACE TECHNOLOGY

	Three months ended June 30		Six months ended June 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$552	$643	$1,685	$1,410
Sales and Service Revenue	836	733	1,642	1,381
Segment Operating Margin	61	55	112	87
As a percentage of segment sales	7.3%	7.5%	6.8%	6.3%

Contract Acquisitions

Space Technology segment contract acquisitions for the three months ended June 30, 2004, decreased by 14 percent compared to the same period in 2003. The decrease primarily resulted from the timing of $186 million of incremental funding for the Intelligence, Surveillance & Reconnaissance business area, which was received in the first quarter of 2004.

Space Technology segment contract acquisitions for the six months ended June 30, 2004, increased by 20 percent compared to the same period in 2003. The increase is primarily due to a $284 million increase in the Intelligence, Surveillance & Reconnaissance business area. Other significant increases include $107 million for the Space Tracking and Surveillance System program in the Missile & Space Defense business area and $50 million for the F-35 program in the Software Defined Radios business area, and $39 million for the National Polar Orbiting Operational Environmental Satellite System (NPOESS) in the Civil Space business area.

Sales and Service Revenue

Space Technology segment sales for the three months ended June 30, 2004, increased by 14 percent as compared to the same period in 2003, due to higher revenue in the Software Defined Radios, Civil Space, and Intelligence, Surveillance & Reconnaissance business areas. Software Defined Radios revenue increased $39 million or 38 percent, primarily due to higher volume in the F-35 and F/A-22 programs. Civil Space revenue increased $36 million or 28 percent, primarily due to higher volume in the NPOESS and James Webb Space Telescope programs. Intelligence, Surveillance and Reconnaissance revenue increased $40 million or 18 percent.

Space Technology segment sales for the six months ended June 30, 2004, increased by 19 percent as compared to the same period in 2003, driven by increases of $97 million or 52 percent in the Software Defined Radios business area, $75 million or 18 percent in the Intelligence, Surveillance & Reconnaissance business area, and $73 million or 30 percent in the Civil Space business area.

For 2004, management expects high single-digit percentage sales growth over 2003 sales.

Segment Operating Margin

Space Technology segment operating margin for the three and six months ended June 30, 2004, increased by 11 percent and 29 percent, respectively, as compared to the same periods in 2003. The increase is primarily due to the higher sales volume in the F-35 and F/A-22 programs in the Software Defined Radios business area.

For 2004, management expects segment operating margin as a percentage of segment sales to be in the high 6 percent range.

NON-SEGMENT FACTORS AFFECTING OPERATING MARGIN

The components of operating margin are as follows:

	Three months ended June 30		Six months ended June 30
$ in millions	2004	2003	2004	2003
Segments
Electronic Systems	$138	$148	$296	$269
Ships	100	23	186	98
Information Technology	73	62	144	123
Mission Systems	86	78	162	134
Integrated Systems	90	124	206	212
Space Technology	61	55	112	87
Non-segment factors affecting operating margin
Unallocated expenses	(53)	(22)	(163)	(52)
Pension expense	(86)	(140)	(176)	(280)
Reversal of CAS pension expense included above	77	66	157	137
Reversal of royalty income included above	(3)	(3)	(7)	(9)
Total operating margin	$483	$391	$917	$719

Operating margin as a percentage of total sales and service revenue was 6.6 percent and 5.9 percent for the three months ended June 30, 2004 and 2003, respectively and 6.3 percent and 5.8 percent for the six months ended June 30, 2004 and 2003, respectively. The primary non-segment factors affecting operating margin during these periods were an increase in unallocated expenses, mostly offset by a decrease in pension expense.

Unallocated Expenses

Unallocated expenses for the three months ended June 30, 2004, increased $31 million compared with the same period of 2003, primarily due to higher mark-to-market stock compensation expense and deferred state income taxes.

Unallocated expenses for the six months ended June 30, 2004, increased $111 million compared with the same period of 2003, mainly due to an additional provision for legal and interest costs relating to the April 27, 2004, Indiana Court of Appeals decision in favor of Allison Gas Turbine (see Note 11 to the Consolidated Condensed Financial Statements contained in Part I, Item 1), higher mark-to-market stock compensation expense, environmental remediation accruals, and deferred state income taxes.

Pension Expense

Pension expense for the three and six months ended June 30, 2004, decreased 39 percent and 37 percent, respectively, as compared with the same periods of 2003. The decrease reflects actual 2003 asset returns greater than 20 percent, which were partially offset by a lower discount rate (6.25 percent for 2004 and 6.5 percent for 2003) and a lower expected long-term rate of return on plan assets (8.75 percent for 2004 and 9.0 percent for 2003).

Pension expense is included in the segments’ cost of sales to the extent that these costs are currently recognized under CAS. In order to reconcile segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.”

For 2004, management expects pension expense determined in accordance with generally accepted accounting principles of approximately $345 million and pension expense recognized under CAS, which is generally recoverable under government contracts, to be approximately $320 million.

OTHER SIGNIFICANT INCOME STATEMENT COMPONENTS

Interest Expense

Interest expense for the three and six months ended June 30, 2004, decreased by 6 percent and 14 percent, respectively, as compared with the same periods in 2003. The decrease is principally due to the effect of the company’s debt reduction plan that was substantially completed in the second quarter of 2003, partially offset by dividends payable on mandatorily redeemable preferred stock classified as interest expense beginning in the third quarter of 2003. This classification was required, on a prospective basis, upon the adoption of Statement of Financial Accounting Standards No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Income Taxes

The company’s effective tax rate on income from continuing operations for the three months ended June 30, 2004, was 26 percent as compared to 31 percent for the same period in 2003. During the second quarter of 2004, the company completed studies and recognized additional tax credits of $31 million related to research and development and export sales activities for the years 1997 through 2003.

The company’s effective tax rate on income from continuing operations for the six months ended June 30, 2004, was 30 percent compared to 26 percent for the same period in 2003. During the first quarter of 2003, the company recognized $26 million of research and development tax credits for the years 1981 through 1990.

The effective tax rate is expected to be approximately 34 percent for the remainder of 2004, resulting in an effective tax rate of 32 to 33 percent for the entire year.

Discontinued Operations

The company reported after-tax income from discontinued operations of $6 million for the three months ended June 30, 2004, compared to a loss of $2 million for the same period of 2003. The loss for the 2003 period was due to estimated losses recorded on the disposal of certain of the Component Technologies businesses.

The company reported after-tax income from discontinued operations of $10 million for the six months ended June 30, 2004, compared to $77 million for the same period of 2003. The income for the 2003 period was primarily attributable to Auto results, which were included in discontinued operations until Auto was sold in February 2003.

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

The following table presents funded, unfunded, and total backlog by segment.

	June 30, 2004
$ in millions	Funded	Unfunded	Total Backlog
Electronic Systems	$6,600	$2,239	$8,839
Ships	8,858	4,926	13,784
Information Technology	2,265	2,043	4,308
Mission Systems	2,750	7,248	9,998
Integrated Systems	4,606	6,018	10,624
Space Technology	1,601	8,590	10,191
Intersegment eliminations	(529)		(529)
Total	$26,151	$31,064	$57,215

Major components in unfunded backlog include the Virginia-class submarines 2nd flight and DD(X) programs in the Ships segment, the Kinetic Energy Interceptors program in the Mission Systems segment, the F-35 and E-2 Advanced Hawkeye programs in the Integrated Systems segment, and the NPOESS and STSS programs in the Space Technology segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – In the six months ended June 30, 2004, the company generated net cash from operating activities of $873 million, compared with cash used of $375 million in the same period of 2003. In the first six months of 2003, cash used in operating activities includes $1 billion of taxes paid upon completion of the B-2 EMD contract. The IRS is presently completing its audits of the B-2 program for the tax years ended December 31, 1997 through December 31, 2000. Upon completion of these audits, the IRS may adopt a position that the B-2 program was completed in a year prior to 2002, which would create the potential for additional interest expense. Presently, the IRS has not commenced its audits for tax years ended December 31, 2001, 2002, or 2003.

Net cash provided by operating activities for 2004 is expected to be approximately $1.7 billion. For 2004, cash generated from operations supplemented by borrowings under credit facilities is expected to be sufficient to service debt and contract obligations, finance capital expenditures, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities during the six months ended June 30, 2004, was $163 million, compared to cash provided by investing activities of $3 billion during the same period of 2003. On February 28, 2003, the company sold Auto to The Blackstone Group for $3.3 billion in cash; a $600 million face value payment-in-kind note, initially valued at $455 million; debt assumption of approximately $200 million; and a 19.6 percent interest in the new enterprise, initially valued at $170 million. As a result of Auto’s initial public offering in February 2004, the company’s ownership percentage in Auto has been diluted to 17.2 percent. The cash received from the sale of Auto was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained. The payment-in-kind note matures in 2018 and bears interest at an effective yield of 11.7 percent per annum. In January 2004, restrictions on the investment in Auto were amended to provide the company more flexibility in the disposition of its shares. Under the amended agreement, approximately 4 million shares become available for sale between August 2004 and June 30, 2005.

The company has retained certain warranty, post-retirement, and other liabilities associated with the Auto business as well as the Aeronautical Systems business that TRW divested in 2002. The settlement of these liabilities is not expected to have a material effect on the company’s results of operations or financial position, but resolution of these matters may have a material effect on cash flows.

Financing Activities – Net cash used in financing activities was $493 million in the six months ended June 30, 2004, compared with $3.7 billion used in the same period of 2003. In March 2003, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), commenced offers to purchase any or all of certain designated outstanding Northrop Grumman Space & Mission Systems Corp. debt securities in a debt reduction plan. In the first phase, completed in the second quarter of 2003, approximately $2.4 billion in aggregate principal amount of outstanding debt securities had been tendered and accepted for purchase, for a total purchase price of approximately $2.9 billion (including accrued and unpaid interest on the securities). In the second phase, substantially completed in the second quarter of 2003, the company purchased on the open market $658 million in aggregate principal amount for a total purchase price of $795 million (including accrued and unpaid interest on the securities) of Northrop Grumman Space & Mission Systems Corp. debt securities. Cash proceeds from the sale of Auto were used to complete these transactions.

On August 20, 2003, the company announced a share repurchase program of up to $700 million of its outstanding common stock. Share purchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions over an 18-month period. The company retires its common stock upon repurchase. Repurchases of common stock for the first six months of 2004 totaled approximately $295 million representing approximately 5.9 million shares at an average share price, including commissions, of $49.58 per share, after giving effect for the 2-for-1 stock split in the form of a stock dividend, effective June 21, 2004. Cumulative repurchases under this program through the end of the second quarter of 2004 totaled 10.4 million shares at an average share price, including commissions, of $47.50. The company has not made any purchases of common stock other than in connection with this publicly announced repurchase program.

Equity Security Units – In November 2001, the company issued 6.9 million equity security units. Each equity security unit, issued at $100 per unit, initially consists of a contract to purchase shares of Northrop Grumman common stock on November 16, 2004, and a $100 senior note due 2006. The senior notes due 2006 are reported as long-term debt. The senior notes initially bear interest at 5.25 percent per annum, and each equity security unit also pays a contract adjustment payment of 2.0 percent per annum, for a combined yield on the equity security unit of 7.25 percent per annum. Each purchase contract, which is part of the equity security units, will obligate the holder thereof to purchase on November 16, 2004, for $100, the following number of shares of the company’s common stock based on the average closing price of the company’s common stock, on a post-split basis, over the 20 day trading period ending on the third trading day immediately preceding November 16, 2004: (i) 1.8524 shares if the average closing price equals or exceeds $53.985, (ii) a number of shares having a value equal to $100.00 if the average closing price is less than $53.985 but greater than $44.25 and (iii) 2.2598 shares if the average closing price is less than or equal to $44.25. In August 2004, holders of the equity security units have the opportunity to participate in a remarketing of the senior note component.

CRITICAL ACCOUNTING POLICIES

The company’s financial statements are in conformity with accounting principles generally accepted in the United States of America. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

There have been no changes in the company’s critical accounting policies during the three months ended June 30, 2004.

FINANCIAL ACCOUNTING STANDARDS

No new accounting pronouncements issued or effective during the six months ended June 30, 2004, had a significant impact on the company’s financial position or results of operations. Further details are contained in Note 3 to the Consolidated Condensed Financial Statements located in Part I, Item 1.

FORWARD-LOOKING INFORMATION

Certain statements and assumptions in this report on Form 10-Q contain or are based on “forward-looking” information (that Northrop Grumman believes to be within the definition in the Private Securities Litigation Reform Act of 1995) and involve risks and uncertainties, and include, among others, statements in the future tense, and all statements accompanied by terms such as “project,” “expect,” “estimate,” “assume,” “guidance” or variations thereof. This information reflects the company’s best estimates when made, but the company expressly disclaims any duty to update this information if new data becomes available or estimates change after the date of this report.

Such “forward-looking” information includes, among other things, projected deliveries, expected funding for various programs, future effective income tax rates, financial guidance regarding sales, segment operating margin, pension expense, employer contributions under pension plans and medical and life benefits plans, and cash flow, and is subject to numerous assumptions and uncertainties, many of which are outside Northrop Grumman’s control. These include Northrop Grumman’s assumptions with respect to future revenues, expected program performance and cash flows, returns on pension plan assets and variability of pension actuarial and related assumptions, the outcome of litigation and appeals, environmental remediation, divestitures of businesses, successful reduction of debt, successful negotiation of contracts with labor unions, effective tax rates and timing and amounts of tax payments, and anticipated costs of capital investments, among other things. Northrop Grumman’s operations are subject to various additional risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies; actual outcomes are dependent upon various factors, including, without limitation, Northrop Grumman’s successful performance of internal plans; government customers’ budgetary constraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products and, in connection with any fixed price development programs, controlling cost growth in meeting production specifications and delivery rates; performance issues with key suppliers and subcontractors; government import and export policies; acquisition or termination of government contracts; the outcome of political and legal processes; natural disasters and terrorist acts; legal, financial, and governmental risks related to international transactions and global needs for military aircraft, military and civilian electronic systems and support, information technology, naval vessels, space systems and related technologies, as well as other economic, political and technological risks and uncertainties and other risk factors set out in Northrop Grumman’s filings from time to time with the Securities and Exchange Commission, including, without limitation, Northrop Grumman reports on Form 10-K and Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Interest Rates – Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, short-term investments, and long-term notes receivable. At June 30, 2004, substantially all borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. The company uses derivative financial instruments to manage its exposure to interest rate risk and to balance its fixed and variable rate long-term debt portfolio. The company does not use derivative financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

The company’s sensitivity to a 1 percent change in interest rates is tied primarily to its $2.5 billion credit agreement. At June 30, 2004, $2.5 billion was available under the 5-year revolving credit facility.

During the second quarter of 2004, the company entered into two interest rate swap agreements designed to convert fixed rates associated with long-term debt obligations to floating rates. These interest rate swaps each hedge a $200 million notional amount of U.S. dollar fixed rate debt, and mature on October 15, 2009, and February 15, 2011, respectively.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At June 30, 2004, the amount of foreign currency forward contracts outstanding was not material. The company does not consider its market risk exposure relating to foreign currency exchange to be material.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Chairman, Chief Executive Officer and President, and the Chief Financial Officer, the company’s management has evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chairman, Chief Executive Officer and President and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the company’s internal control over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting. In conjunction with its evaluation, management has communicated its findings to the Audit Committee of the Board of Directors.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. The company is a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into its premises and certain historical products. Many of these claims have been dismissed with no payment and the remaining resolved claims have involved amounts that were not material either individually or in the aggregate. Based upon the information available, the company does not believe that the resolution of any of these proceedings will have a material adverse effect upon its operations, financial condition, or cash flows.

Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil, or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts. Based on available information, the company does not believe, but can give no assurance, that any matter resulting from a U.S. Government investigation would have a material adverse effect on its results of operations, financial condition, or cash flows.

Environmental Matters – As disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Lucas Western Inc. (a wholly-owned subsidiary of the company upon the acquisition of TRW) entered into an Administrative Consent Order (Order) on April 24, 2004, with the New York State Department of Environmental Conservation (DEC) for the alleged unpermitted discharge of pollutants into the waters of the State. On April 28, 2004, the DEC issued a letter confirming that Lucas Western Inc. had fulfilled its obligations under the Order, thereby terminating the Order and concluding the matter.

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities – The table below summarizes, on a post-split basis, the company’s repurchases of common stock during the three months ended June 30, 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004, through April 30, 2004	1,160,600	$49.86	1,160,600	$267 million
May 1, 2004, through May 31, 2004	1,241,200	$49.97	1,241,200	$205 million
June 1, 2004, through June 30, 2004				$205 million
Total	2,401,800	$49.92	2,401,800	$205 million

(1)

On August 20, 2003, the company announced a share repurchase program of up to $700 million of its outstanding common stock. Share purchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions over an 18-month period. The share repurchase program is expected to end in February 2005, unless extended by the company’s Board of Directors. The company retires its common stock upon repurchase. The company has not made any purchases of common stock other than in connection with this publicly announced repurchase program.

(2)	Includes commissions paid.

Item 3.  Defaults Upon Senior Securities

No information is required in response to this item.

Item 4.  Submission of Matters to a Vote of Security Holders

Annual meeting – The annual meeting of stockholders of Northrop Grumman Corporation was held May 18, 2004.

Election of Directors – The following Class I Director nominees were elected at the annual meeting:

Lewis W. Coleman

J. Michael Cook

Philip A. Odeen

Aulana L. Peters

Kevin W. Sharer

The Directors whose terms of office continue are:

John T. Chain, Jr.

Vic Fazio

Phillip Frost

Charles R. Larson

Charles H. Noski

Jay H. Nussbaum

John Brooks Slaughter

Ronald D. Sugar

The matters voted upon at the meeting and the results of each vote are as follows:

Directors:	Votes For	Votes Withheld
Lewis W. Coleman	151,953,793	13,808,832
J. Michael Cook	159,664,800	6,097,825
Philip A. Odeen	157,158,862	8,603,763
Aulana L. Peters	160,688,144	5,074,481
Kevin W. Sharer	156,235,026	9,527,599

Other matters:	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors	160,925,550	3,720,138	1,116,937	0

Shareholder Proposal regarding criteria for military contracts	7,597,033	132,727,985	12,148,367	13,289,240

Shareholder Proposal regarding a classified board	102,199,164	48,471,011	1,803,210	13,289,240

Item 5.  Other Information

No information is required in response to this item.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

*3	Amended and restated Bylaws of Northrop Grumman Corporation
*10.1	Northrop Grumman Corporation 1995 Stock Option Plan for Non-Employee Directors, as Amended as of May 11, 2004
*10.2	Amended form of non-qualified stock option agreement under the Northrop Grumman Corporation 2001 Long-Term Incentive Stock Plan (for officers)
*15	Letter from independent registered public accounting firm regarding unaudited interim financial information
*31.1	Rule 13a-14a/15d-14(a) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14a/15d-14(a) Certification of Charles H. Noski (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Charles H. Noski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report
**	Furnished with this Report

(b)	Reports on Form 8-K

A report on Form 8-K was dated and submitted May 4, 2004, by Northrop Grumman Corporation including as an exhibit pursuant to Item 7 and furnishing as an exhibit pursuant to Item 12 information with respect to financial results for the quarter ended March 31, 2004.

A report on Form 8-K was dated and filed May 13, 2004, by Northrop Grumman Corporation reporting pursuant to Item 5 the declaration of a stock split of its common stock and including as an exhibit pursuant to Item 7 the press release announcing the stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION

(Registrant)

Date: July 29, 2004	By:	/s/ SANDRA J. WRIGHT
Sandra J. Wright Corporate Vice President and Controller (Chief Accounting Officer)

II-4