Form 10-Q
period 2004-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2004-10-27
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 25, 2004, 355,022,076 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

$ in millions	September 30, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$850	$342
Accounts receivable, net of progress payments of $25,573 in 2004 and $21,400 in 2003	3,394	3,226
Inventoried costs, net of progress payments of $1,060 in 2004 and $1,003 in 2003	1,287	1,167
Deferred income taxes	778	770
Prepaid expenses and other current assets	269	167
Assets of businesses held for sale		66

Total current assets	6,578	5,738
Property, plant, and equipment, net	4,052	4,047
Goodwill	17,236	17,333
Other purchased intangibles, net of accumulated amortization of $1,157 in 2004 and $987 in 2003	1,540	1,710
Prepaid retiree benefits cost and intangible pension asset	2,960	2,988
Other assets	1,163	1,206

Total other assets	22,899	23,237
Total assets	$33,529	$33,022

NORTHROP GRUMMAN CORPORATION

$ in millions	September 30, 2004	December 31, 2003
Liabilities and Shareholders’ Equity:
Notes payable to banks	$19	$19
Current portion of long-term debt	632	462
Trade accounts payable	1,676	1,514
Accrued employees’ compensation	1,130	1,001
Advances on contracts	1,388	1,285
Contract loss provisions	289	364
Income taxes payable	448	356
Other current liabilities	1,360	1,315
Liabilities of businesses held for sale		45

Total current liabilities	6,942	6,361

Long-term debt	5,123	5,410
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,723	3,811
Deferred income taxes	527	508
Other long-term liabilities	796	784
Minority interest	9	13
Total liabilities	17,470	17,237
Paid-in capital
Common stock, 800,000,000 shares authorized; issued and outstanding: 2004 – 355,412,441; 2003 – 362,216,210	12,291	12,433
Retained earnings	3,827	3,431
Unearned compensation	(3)	(6)
Accumulated other comprehensive loss	(56)	(73)
Total shareholders’ equity	16,059	15,785
Total liabilities and shareholders’ equity	$33,529	$33,022

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30		Nine months ended September 30
in millions, except per share	2004	2003	2004	2003
Sales and Service Revenue
Product sales	$4,924	$4,725	$15,094	$13,499
Service revenue	2,484	1,939	6,913	5,748
Total revenue	7,408	6,664	22,007	19,247
Cost of Sales and Service
Cost of product sales	4,183	3,757	12,380	10,739
Cost of service revenue	2,044	1,893	6,197	5,577
Administrative and general expenses	643	620	1,961	1,825
Operating margin	538	394	1,469	1,106
Interest income	20	16	52	45
Interest expense	(110)	(118)	(335)	(381)
Other, net	(6)	(4)	7	22
Income from continuing operations before income taxes	442	288	1,193	792
Federal and foreign income taxes	151	88	372	217
Income from continuing operations	291	200	821	575
(Loss) income from discontinued operations, net of tax		(42)	1	46
(Loss) gain on disposal of discontinued operations, net of tax	(13)	26	(10)	21

Net income	$278	$184	$812	$642

Weighted average common shares outstanding	357.51	366.00	359.27	365.74

Basic Earnings Per Share
Continuing operations	$ .81	$ .55	$2.29	$1.54
Discontinued operations		(.12)		.12
Disposal of discontinued operations	(.03)	.07	(.03)	.06

Basic earnings per share	$ .78	$ .50	$2.26	$1.72

Diluted Earnings Per Share
Continuing operations	$ .80	$ .54	$2.25	$1.53
Discontinued operations		(.11)		.12
Disposal of discontinued operations	(.04)	.07	(.02)	.06

Diluted earnings per share	$ .76	$ .50	$2.23	$1.71

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Nine months ended September 30
$ in millions, except per share	2004	2003
Paid-in Capital
At beginning of period	$12,433	$12,511
Common stock repurchased	(492)	(47)
Stock split	179
Employee stock awards and options, net of tax	171	64
At end of period	12,291	12,528
Retained Earnings
At beginning of period	3,431	2,870
Net income	812	642
Stock split	(179)
Cash dividends	(237)	(232)
At end of period	3,827	3,280
Unearned Compensation
At beginning of period	(6)	(11)
Amortization of unearned compensation	3	4
At end of period	(3)	(7)
Accumulated Other Comprehensive Loss
At beginning of period	(73)	(1,048)
Change in cumulative translation adjustment	(4)	4
Change in unrealized gain on marketable securities, net of tax	21
At end of period	(56)	(1,044)
Total shareholders’ equity	$16,059	$14,757

Cash dividends per share	$.66	$.60

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
$ in millions	2004	2003
Operating Activities
Sources of cash – continuing operations
Cash received from customers
Progress payments	$5,837	$5,115
Other collections	16,175	13,962
Income tax refunds received	108	25
Interest received	4	15
Other cash receipts	27	49
Total sources of cash – continuing operations	22,151	19,166
Uses of cash – continuing operations
Cash paid to suppliers and employees	19,763	17,364
Interest paid	354	490
Income taxes paid	321	1,128
Payments for litigation settlements	81	191
Other cash payments	10	28
Total uses of cash – continuing operations	20,529	19,201
Net sources (uses) of cash – continuing operations	1,622	(35)

Net cash (used in) provided by discontinued operations	(10)	60
Net cash provided by operating activities	1,612	25

Investing Activities
Proceeds from sale of businesses, net of cash divested	66	3,430
Payment for businesses purchased, net of cash acquired		(66)
Additions to property, plant, and equipment	(424)	(402)
Proceeds from sale of property, plant, and equipment	9	50
Proceeds from sale of investment	23
Other investing activities, net	(36)	(46)
Discontinued operations		(70)
Net cash (used in) provided by investing activities	(362)	2,896

Financing Activities
Borrowings under lines of credit	101	758
Repayment of borrowings under lines of credit	(101)	(266)
Principal payments of long-term debt	(113)	(3,792)
Proceeds from issuance of stock	87	16
Dividends paid	(237)	(232)
Redemption of minority interest		(117)
Common stock repurchases	(479)	(7)
Discontinued operations		(334)
Net cash used in financing activities	(742)	(3,974)
Increase (decrease) in cash and cash equivalents	508	(1,053)

Cash and cash equivalents, beginning of period	342	1,412
Cash and cash equivalents, end of period	$850	$359

NORTHROP GRUMMAN CORPORATION

	Nine months ended September 30
$ in millions	2004	2003
Reconciliation of Income from Continuing Operations to Net Cash Provided by Operating Activities
Income from continuing operations	$821	$575
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	376	346
Amortization of intangible assets	170	171
Common stock issued to employees	85	49
Loss on disposals of property, plant, and equipment	8
Amortization of long-term debt premium	(14)	(40)
Decrease (increase) in
Accounts receivable	(4,341)	(4,346)
Inventoried costs	(237)	52
Prepaid expenses and other current assets	14	(5)
Increase (decrease) in
Progress payments	4,230	4,172
Accounts payable and accruals	475	(474)
Contract loss provisions	(75)	13
Deferred income taxes	103	339
Income taxes payable	92	(1,189)
Retiree benefits	(81)	319
Other non-cash transactions	(4)	(17)
Net cash provided by (used in) continuing operations	1,622	(35)
Net cash (used in) provided by discontinued operations	(10)	60

Net cash provided by operating activities	$1,612	$25

Non-Cash Investing and Financing Activities
Sale of business
Note receivable, net of discount		$455
Investment in unconsolidated affiliate		170

Purchase of businesses
Fair value of assets acquired		$72
Cash paid		(66)
Liabilities assumed		$6

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

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the results of operations, financial position, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the company’s 2003 Annual Report on Form 10-K.

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

Financial Statement Reclassifications – Certain prior year amounts have been reclassified to conform to the 2004 presentation. Effective January 1, 2004, the company realigned businesses among its Mission Systems, Information Technology, and Integrated Systems segments. Where applicable, all prior period segment information has been reclassified to reflect this realignment. During the third quarter of 2004, the company suspended its efforts to sell the remaining Component Technologies (CT) businesses. As such, the assets, liabilities and results of operations of these businesses have been reclassified from discontinued operations to continuing operations for all periods presented (see Note 4). These businesses are reported under the segment entitled “Other.”

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

NORTHROP GRUMMAN CORPORATION

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

On May 19, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The company adopted the provisions of FSP 106-2 during the third quarter of 2004 (see Note 10).

4.  BUSINESSES SOLD AND DISCONTINUED OPERATIONS

The company’s Consolidated Condensed Financial Statements and related footnote disclosures reflect the TRW Automotive (Auto) and the sold CT businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets. As such, “Income from discontinued operations, net of tax” in the accompanying Consolidated Condensed Statements of Income includes the January and February 2003 results of Auto, the sale of which was completed on February 28, 2003, and the results of the company’s divested CT businesses.

On October 17, 2002, the company announced its intention to sell the businesses comprising its CT reporting segment. As a result, these businesses were classified as discontinued operations beginning in the third quarter of 2002. Since that announcement, the company has sold all but three of the CT businesses. The remaining operations consist of a manufacturer of complex printed circuit boards, a connector manufacturer, and a European-based marketing group. During the third quarter of 2004, the company suspended its efforts to sell these businesses. As such, the assets, liabilities, and results of operations of these businesses have been reclassified from discontinued operations to continuing operations for all periods presented. These businesses are reported under the segment entitled “Other.” As a result of the reclassification, net sales for the three months and nine months ended September 30, 2003, increased by $45 million and $135 million, respectively. Income from continuing operations for the three months and nine months ended September 30, 2003, were reduced by $24 million and $30 million, respectively, and previously reported diluted earnings per share from continuing operations for the three months and nine months ended September 30, 2003, were reduced to $0.54 and $1.53 from $0.61 and $1.61, respectively.

Auto Sale – Proceeds received from the sale of Auto to The Blackstone Group included $3.3 billion in cash, a $600 million face value payment-in-kind note, initially valued at $455 million; debt assumption of approximately $200 million, and a 19.6 percent investment in the new enterprise, initially valued at $170 million. As a result of Auto’s initial public offering in February 2004, the company’s ownership percentage in Auto has been reduced to 17.2 percent. The cash received from the sale of Auto was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained.

NORTHROP GRUMMAN CORPORATION

Auto Note Repurchase – On October 10, 2004, the company reached an agreement with Auto regarding the repurchase of the payment-in-kind note. As of September 30, 2004, the note, including accrued interest, had a carrying value of $543 million. Under the agreement, the company also resolved outstanding contractual issues stemming from the sale of Auto. The company expects to receive $493.5 million, which is net of $40.5 million for the settlement of these contractual issues. The note repurchase is subject to successful refinancing by Auto by November 22, 2004. If Auto does not secure financing and repurchase the note, the note will be amended to remove any restrictions on its transfer, and the company will pay Auto $40.5 million as payment for the amendment and the settlement of the contractual issues. The note is included in “Other assets” in the accompanying Consolidated Condensed Statements of Financial Position. The company also resolved an indemnification of other post-retirement employee benefits, pursuant to the Auto sale agreement, and has agreed to pay Automotive Investors L.L.C., an affiliate of The Blackstone Group, $52.5 million. As a result of the agreement, in the third quarter of 2004 the company recorded a $9 million after-tax impairment charge to continuing operations relating to the note repurchase, and suspended the accretion of interest income. In addition, the company recorded a $9 million after-tax charge to discontinued operations related to the settlement of the indemnification and other contractual issues.

Auto Investment – In January 2004, restrictions on the equity investment in Auto were amended to provide the company more flexibility in the disposition of its shares. Under the amended agreement, approximately 4 million shares become available for sale through September 30, 2005. Accordingly, these shares have been recorded as available-for-sale marketable securities totaling $76 million as of September 30, 2004. The amount recorded reflects the corresponding publicly traded stock price of Auto and is included in “Prepaid expenses and other current assets” in the accompanying Consolidated Condensed Statements of Financial Position. The remaining equity investment of $130 million and $170 million as of September 30, 2004 and December 31, 2003, respectively, is carried at cost and is included in “Other assets” in the accompanying Consolidated Condensed Statements of Financial Position.

Other – The company has retained a liability for warranty claims associated with the Aeronautical Systems business that TRW Inc. (TRW) divested in 2002. The settlement of this liability is not expected to have a material effect on the company’s financial position or results of operations, but resolution of this matter may have a material effect on cash flows.

NORTHROP GRUMMAN CORPORATION

Operating results of the discontinued businesses for the three and nine months ended September 30, 2004 and 2003, respectively, are as follows:

	Three months ended September 30		Nine months ended September 30
$ in millions	2004	2003	2004	2003
Sales		$122	$15	$2,256
(Loss) income from discontinued operations		$(37)	$2	$98
Income tax expense		(5)	(1)	(52)
(Loss) income from discontinued operations, net of tax		$(42)	$1	$46
(Loss) gain on disposal of discontinued operations	$(15)	$49	$(11)	$41
Income tax benefit (expense)	2	(23)	1	(20)
(Loss) gain on disposal of discontinued operations, net of tax	$(13)	$26	$(10)	$21

The major classes of assets and liabilities for the discontinued businesses at December 31, 2003, were as follows:

$ in millions	December 31, 2003
Current assets	$32
Property, plant, and equipment, net	23
Other assets	11
Total assets	$66

Accounts payable and other current liabilities	$41
Other long-term liabilities	4
Total liabilities	$45

NORTHROP GRUMMAN CORPORATION

5.  SEGMENT INFORMATION

The table below presents segment operating information for the three and nine months ended September 30, 2004 and 2003, respectively. Effective January 1, 2004, the company realigned businesses among its Mission Systems, Information Technology, and Integrated Systems segments. Where applicable, all prior period segment information has been reclassified to reflect this realignment. As a result of this realignment, goodwill of approximately $1.3 billion from the TRW acquisition was reallocated among these three segments as required by SFAS No. 142 – Goodwill and Other Intangible Assets.

On October 17, 2002, the company announced its intention to sell the businesses comprising its CT reporting segment. As a result, these businesses were classified as discontinued operations beginning in the third quarter of 2002. Since that announcement, the company has sold all but three of the CT businesses. The remaining operations consist of a manufacturer of complex printed circuit boards, a connector manufacturer, and a European-based marketing group. During the third quarter of 2004, the company suspended its efforts to sell these businesses. As such, the assets, liabilities, and results of operations of these businesses have been reclassified from discontinued operations to continuing operations for all periods presented. These businesses are reported under the segment entitled “Other” (see Note 4).

	Three months ended September 30		Nine months ended September 30
$ in millions	2004	2003	2004	2003
Sales and Service Revenue
Electronic Systems	$1,558	$1,522	$4,687	$4,372
Ships	1,537	1,354	4,538	3,917
Information Technology	1,261	1,164	3,716	3,378
Mission Systems	1,266	1,045	3,747	3,068
Integrated Systems	1,164	984	3,444	2,813
Space Technology	823	742	2,465	2,123
Other	58	46	178	136
Intersegment eliminations	(259)	(193)	(768)	(560)
Total sales and service revenue	$7,408	$6,664	$22,007	$19,247

Operating Margin
Electronic Systems	$178	$162	$ 474	$ 431
Ships	96	83	282	181
Information Technology	80	72	224	195
Mission Systems	82	67	244	201
Integrated Systems	105	93	311	305
Space Technology	57	53	169	140
Other	1	(36)	6	(43)
Total segment operating margin	599	494	1,710	1,410
Adjustments to reconcile to total operating margin
Unallocated expenses	(62)	(18)	(216)	(70)
Pension expense	(87)	(143)	(263)	(423)
Reversal of CAS pension expense included above	90	64	247	201
Reversal of royalty income included above	(2)	(3)	(9)	(12)

Total operating margin	$538	$394	$1,469	$1,106

NORTHROP GRUMMAN CORPORATION

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

Diluted Earnings Per Share – Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans and the dilutive effect of the equity security units, as applicable. Shares issuable pursuant to the 3.5 million mandatorily redeemable preferred stock are not included in the diluted earnings per share calculations because their effect is anti-dilutive for all periods presented. The weighted-average diluted shares outstanding for the three months ended September 30, 2004 and 2003, exclude stock options to purchase approximately 7 million shares and 18 million shares, respectively, since such options have an exercise price in excess of the average market price of the company’s common stock during the period. The weighted-average diluted shares outstanding for the nine months ended September 30, 2004 and 2003, exclude stock options to purchase approximately 13 million shares and 19 million shares, respectively, since such options have an exercise price in excess of the average market price of the company’s common stock during the period.

Effects of SFAS No. 150 – During the nine months ended September 30, 2003, income available to common shareholders from continuing operations was calculated by reducing income from continuing operations by the amount of dividends accrued on mandatorily redeemable preferred stock. Effective July 1, 2003, the company adopted SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Following adoption of this standard, mandatorily redeemable preferred stock is reported as a long-term liability in the accompanying Consolidated Condensed Statements of Financial Position, and dividends accrued on mandatorily redeemable preferred stock have been recorded as interest expense in the accompanying Consolidated Condensed Statements of Income. This change had no effect on the earnings per share calculation. This standard required adoption on a prospective basis, and accordingly, no restatement of prior periods has been made.

Share Repurchases– On August 20, 2003, the company’s Board of Directors approved a share repurchase program of $700 million of its outstanding common stock. Repurchases of common stock for the three and nine months ended September 30, 2004, totaled 3.8 million and 9.7 million shares at a cost of approximately $197 million and $492 million, respectively. Cumulative repurchases under this program through the end of the third quarter of 2004 totaled 14.2 million shares at a cost of approximately $692 million. This share repurchase program was completed on October 5, 2004.

On October 26, 2004, the company’s Board of Directors authorized the repurchase of up to $1 billion of its outstanding common stock which is expected to be completed over a twelve to eighteen-month period commencing in November 2004. The share repurchases will take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase.

NORTHROP GRUMMAN CORPORATION

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Three months ended September 30		Nine months ended September 30
in millions, except per share	2004	2003	2004	2003
Basic Earnings per Share
Income from continuing operations	$291	$200	$821	$575
Less preferred dividends				12
Income available to common shareholders from continuing operations	$291	$200	$821	$563
Weighted-average common shares outstanding	357.51	366.00	359.27	365.74
Basic earnings per share from continuing operations	$.81	$.55	$2.29	$1.54
Diluted Earnings per Share
Income from continuing operations	$291	$200	$821	$575
Less preferred dividends				12
Income available to common shareholders from continuing operations	$291	$200	$821	$563
Weighted-average common shares outstanding	357.51	366.00	359.27	365.74
Dilutive effect of stock options, awards and equity security units	6.51	3.04	4.96	3.02
Weighted-average diluted shares outstanding	364.02	369.04	364.23	368.76
Diluted earnings per share from continuing operations	$.80	$.54	$2.25	$1.53

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

NORTHROP GRUMMAN CORPORATION

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows:

$ in millions	Electronic Systems	Ships	Information Technology	Mission Systems	Integrated Systems	Space Technology	Total
Balance as of December 31, 2003	$2,599	$3,635	$1,122	$5,637	$938	$3,402	$17,333
Goodwill transferred due to segment realignment			1,292	(1,309)	17
Goodwill of businesses sold				(3)			(3)
Fair value adjustments to net assets acquired	(3)	(2)	(15)	(32)		(42)	(94)
Balance as of September 30, 2004	$2,596	$3,633	$2,399	$4,293	$955	$3,360	$17,236

Fair Value Adjustments to Net Assets Acquired – The adjustments during the nine months ended September 30, 2004, are primarily related to the recognition of a portion of the capital loss carryforward associated with the company’s acquisition of TRW. Due to the uncertainty related to the company’s ability to fully utilize this capital loss carryforward, a valuation allowance equal to the full amount of the related tax benefit was recorded as of the acquisition date. Any reduction to this valuation allowance is recorded as a reduction of goodwill.

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets as of September 30, 2004 and December 31, 2003.

	September 30, 2004			December 31, 2003
$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$2,587	$(1,099)	$1,488	$2,587	$(934)	$1,653
Other purchased intangibles	110	(58)	52	110	(53)	57
Total	$2,697	$(1,157)	$1,540	$2,697	$(987)	$1,710

All of the company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense was $57 million and $170 million for the three and nine months ended September 30, 2004, respectively, and was $57 million and $171 million for the three and nine months ended September 30, 2003, respectively.

The table below shows expected amortization for the remainder of 2004 and for the next five years.

$ in millions
Year Ended December 31
2004 (October 1 to December 31)	$56
2005	217
2006	129
2007	116
2008	108
2009	96

NORTHROP GRUMMAN CORPORATION

8.  LONG-TERM DEBT

Equity Security Units - In November 2001, the company issued 6.9 million equity security units. Each equity security unit, issued at $100 per unit, initially consisted of a contract to purchase shares of Northrop Grumman common stock on November 16, 2004, and a $100 senior note due 2006. The senior notes due 2006 are reported as long-term debt. The senior notes initially bore interest at 5.25 percent per annum, and each equity security unit also pays a contract adjustment payment of 2.0 percent per annum through November 16, 2004, for a combined yield on the equity security unit of 7.25 percent per annum.

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

On August 11, 2004, the company remarketed the senior notes as required by the original terms of the equity security units. As a result of this remarketing, the interest rate on the senior notes was reset to 4.079 percent per annum effective August 16, 2004. The company received no proceeds from the remarketing. Proceeds from the remarketed notes were used to purchase U.S. Treasury securities that are pledged to secure the stock purchase obligations of the unit holders. The Bank of New York, who acts as the collateral agent, holds the Treasury securities. In November 2004, the company will receive $690 million from the collateral agent and will issue common stock under the forward stock purchase contracts, upon which the company’s equity obligations under the original equity security units will be satisfied.

Debt Redemption - On October 15, 2004, the company redeemed all of its outstanding $250 million 9.375 percent debentures due 2024. The redemption price was 104.363 percent of the principal amount plus accrued and unpaid interest through the redemption date. As a result of the redemption, the company will record a $13 million pre-tax charge during the fourth quarter of 2004.

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

NORTHROP GRUMMAN CORPORATION

These swap agreements hedge the company’s risk related to changes in interest rates on the fair value of the company’s fixed rate debt. The critical terms of the interest rate swaps are aligned with those of the hedged items, thereby satisfying the criteria for the short-cut method of accounting as defined by SFAS No. 133. Any changes in the fair value of the swaps are offset by an equal and opposite change in the fair value of the hedged item. The aggregate net fair value of the swaps at September 30, 2004, was an asset of approximately $10 million, which is included in “Other assets” in the accompanying Consolidated Condensed Statements of Financial Position.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Although final rules are pending from the U.S. government, the company has elected to record the effects of the Act retroactively to the measurement date of December 31, 2003, in accordance with the guidelines of FSP FAS 106-2.

The effect of the Medicare prescription drug subsidy on the annual net periodic postretirement benefit cost for the year ending December 31, 2004, is a reduction of $15 million, of which $4 million and $11 million were recognized in the three months and nine months ended September 30, 2004, respectively. The components of the $15 million annual reduction are: $1 million in service cost, $7 million in interest cost, and $7 million in actuarial loss. The reduction in the accumulated postretirement benefit obligation as a result of the subsidy was $105 million as of September 30, 2004. The reduction recognized reflects the impact on two major plans that the company has determined will be eligible for the subsidy.

NORTHROP GRUMMAN CORPORATION

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table.

	Three months ended September 30				Nine months ended September 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$142	$124	$17	$13	$423	$368	$44	$39
Interest cost	263	256	42	44	787	763	131	132
Expected return on plan assets	(345)	(301)	(11)	(10)	(1,033)	(896)	(35)	(29)
Amortization of:
Prior service costs	12	14			38	41
Net loss from previous years	14	50		4	42	147	5	11
Special termination benefits cost								4
Other	1				6
Net periodic benefit cost	$87	$143	$48	$51	$263	$423	$145	$157
Defined contribution plans cost	$50	$44			$157	$152

Employer Contributions – The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $345 million to its pension plans and approximately $176 million to its other postretirement benefit plans in 2004. As of September 30, 2004, contributions of $330 million and $122 million, respectively, have been made. The company presently anticipates contributing an additional $31 million to fund its pension plans and an additional $49 million to fund its other postretirement benefit plans in 2004, for a total of $361 million and $171 million, respectively.

11.  LITIGATION, COMMITMENTS, AND CONTINGENCIES

The company is subject to a range of claims, lawsuits, environmental and income tax matters, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its internal and external legal counsel. In accordance with SFAS No. 5 – Accounting for Contingencies, amounts are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure to the company may vary from earlier estimates as further facts and circumstances become known. Based upon available information, it is the company’s expectation that known legal actions will have no material adverse effect on the company’s results of operations or financial position, but resolution of these matters may have a material effect cash flows.

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

NORTHROP GRUMMAN CORPORATION

As disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2003, in August 1992, in U.S. ex rel. Rex Robinson v. Northrop Grumman Corporation, the United States District Court for the Northern District of Illinois unsealed a complaint brought by four individuals in the name of the United States of America. The action was filed on August 10, 1989, seeking damages under the qui tam provision of the civil False Claims Act. On July 28, 1992, the government declined to intervene in this action. Plaintiffs amended their damage claim and now seek compensatory damages of approximately $369 million, which could be trebled under the False Claims Act, together with statutory penalties of up to $39 million, pre-judgment interest, loss of use of money, and other unspecified damages for expenses, attorney fees, and costs. The individual relators also seek damages in their individual capacities for alleged retaliation. In 2001, the Civil Division of the U.S. Attorney’s Office filed a motion to intervene in the action, which motion was granted on October 12, 2001. The company denies the allegations and continues to vigorously defend the action. Trial has been set for June 27, 2005.

On March 13, 2002, a jury in Indianapolis, Indiana returned a verdict of approximately $31 million in favor of Allison Gas Turbine for cost overruns on the engine exhaust liner and trailing edge of a discontinued prototype aircraft from a competitive award process, which occurred in the 1980s. On May 3, 2002, the approximate sum of $37 million of pre-judgment interest was awarded in this matter. On April 27, 2004, the Court of Appeals of Indiana affirmed the decision of the lower court. As a result, the company recorded an additional provision during the first quarter of 2004 for legal and interest costs relating to this matter, which is included in “Unallocated expenses” (see Note 5). During the third quarter, the company’s appeal to the Supreme Court of Indiana was denied and the company paid $81 million in settlement of the judgment and interest.

Income Tax Matters – The Internal Revenue Service has completed its audits of the B-2 program for the years ended December 31, 1997 through December 31, 2000, and has proposed an adjustment that does not affect the company’s income tax liability but could result in an obligation to pay an amount of interest to the Internal Revenue Service that could be significant. The company believes the proposed adjustment will be eliminated or significantly reduced. Accordingly, the company does not believe that the adjustment proposed by the Internal Revenue Service will have a material effect on the company’s results of operations, financial position or cash flow.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts of current or formerly owned operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at September 30, 2004, the range of reasonably possible future costs for environmental remediation is $269 million to $403 million, of which $283 million is accrued. Factors that could result in changes to the company’s estimate include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRP’s not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s results of operations, financial position, or cash flows.

Indemnification – The company has retained a liability for warranty claims associated with the Aeronautical Systems business that TRW Inc. (TRW) divested in 2002. The settlement of this liability is not expected to have a material effect on the company’s results of operations or financial position, but resolution of this matter may have a material effect on cash flows.

NORTHROP GRUMMAN CORPORATION

Other Agreements – In July and August of 2003, Ship Systems executed agreements with the states of Mississippi and Louisiana, respectively, whereby Ship Systems will lease facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ship Systems to these states. Under the Mississippi agreement, Ship Systems is required to match the state’s funding with expenditures in the amount of $121 million and create 667 new full-time jobs in Mississippi by December 2007. Under the Louisiana agreement, Ship Systems is required to match the state’s funding with expenditures in the amount of $56 million through 2007, and employ a minimum of 5,200 full-time employees in 16 of the 32 fiscal quarters beginning January 1, 2003, and ending December 31, 2010. Failure by Ship Systems to meet these commitments would result in reimbursement by Ship Systems to Mississippi and Louisiana in accordance with the respective agreements. Management does not expect the obligations under these agreements to have a material effect on the company’s results of operations, financial position, or cash flows.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At September 30, 2004, there were $460 million of stand-by letters of credit, $162 million of bank guarantees, and $602 million of surety bonds outstanding.

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

Had compensation expense been determined based on the fair value at the grant dates for stock option awards, consistent with the method of SFAS No. 123 – Accounting for Stock-Based Compensation, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below. These amounts were determined using weighted-average per share fair values for market options granted in the nine months ended September 30, 2004 and 2003 of $18 and $15, respectively.

	Three months ended September 30		Nine months ended September 30
$ in millions, except per share	2004	2003	2004	2003
Net income as reported	$278	$184	$812	$642
Stock-based compensation, net of tax, included in net income as reported	20	14	68	40
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(29)	(21)	(89)	(61)
Pro-forma net income using the fair value method	$269	$177	$791	$621
Basic Earnings Per Share
As reported	$.78	$.50	$2.26	$1.72
Pro-forma	$.75	$.48	$2.20	$1.67
Diluted Earnings Per Share
As reported	$.76	$.50	$2.23	$1.71
Pro-forma	$.74	$.48	$2.17	$1.65

NORTHROP GRUMMAN CORPORATION

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years for all periods presented and the following additional assumptions for the nine months ended September 30, 2004 and 2003, respectively – dividend yield: 1.5 percent and 1.7 percent; expected volatility: 34 percent and 35 percent; and risk-free interest rate: 4.1 percent and 3.2 percent.

13.  COMPREHENSIVE INCOME

The following table summarizes the changes in comprehensive income.

	Three months ended September 30		Nine months ended September 30
$ in millions	2004	2003	2004	2003
Net income	$278	$184	$812	$642
Other Comprehensive Income (Loss)
Change in cumulative translation adjustment	2	(4)	(4)	4
Unrealized (loss) gain on marketable securities, before tax	(1)		35
Income tax expense	(1)		(14)
Other comprehensive income (loss), net of tax		(4)	17	4
Comprehensive income	$278	$180	$829	$646

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2004, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

October 26, 2004

NORTHROP GRUMMAN CORPORATION

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

The company operates in six principal business segments: Electronic Systems, Ships, Information Technology, Mission Systems, Integrated Systems, and Space Technology. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 131 – Disclosures about Segments of an Enterprise and Related Information, Newport News and Ship Systems results are aggregated and reported as the Ships segment. The remaining unsold operations are a manufacturer of complex printed circuit boards and assemblies, an electronic connector manufacturer, and a European-based marketing group (see Note 4 to the Consolidated Condensed Financial Statements contained in Part I, Item 1).

The following discussion should be read along with the company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Outlook

United States defense contractors have benefited from the upward trend in overall defense spending over recent years. While the current defense budget forecast shows a slower rate of growth than in prior years, the company believes that its portfolio of technologically advanced, innovative products, services, and solutions in systems integration, defense electronics, information technology, advanced aircraft, shipbuilding, and space technology will generate revenue growth for the remainder of 2004 and beyond. In 2004, based on total backlog (funded and unfunded) of approximately $58.4 billion as of September 30, 2004, and its opportunity to win future programs, the company expects 2004 sales in excess of $29 billion and improvements in net income and net cash provided by operations over 2003. For 2005, the company expects sales of approximately $31 billion and continued improvements in net income and net cash provided by operations over 2004.

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

Economic Opportunities, Challenges, and Risks

The company believes that spending on recapitalization and transformation of the country’s homeland security and defense assets will continue to be a national priority, with particular emphasis on areas like national missile defense. Substantial new competitive opportunities for the company include the Unmanned Combat Armed Rotorcraft, America’s Shield, the Broad Area Maritime Surveillance Unmanned Aerial Vehicle (UAV), Transformational Communications System, Space Based Radar and several other homeland security and international programs. The company continues to focus on operational and financial performance for continued growth in 2004 and beyond.

NORTHROP GRUMMAN CORPORATION

U.S. Government programs in which Northrop Grumman either participates, or strives to participate, must compete with other programs for consideration during the nation’s budget formulation and appropriation processes. Budget decisions made in this environment will have long-term consequences for the size and structure of Northrop Grumman and the entire defense industry.

Northrop Grumman has historically focused on high technology areas such as stealth, airborne surveillance, battle management, precision weapons, systems integration, defense electronics, and information technology. The company has positioned itself as a significant presence in space technology, command, control & intelligence (C2I), federal and civil information systems, missile systems, and the manufacture of a broad range of ships including aircraft carriers and submarines. The company believes that its programs are a high priority for national defense, but there remains the possibility that one or more of them may be reduced, delayed, or terminated.

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

CONSOLIDATED RESULTS

Selected consolidated financial highlights are presented in the table below.

	Three months ended September 30		Nine months ended September 30
$ in millions, except per share	2004	2003	2004	2003
Sales and service revenue	$7,408	$6,664	$22,007	$19,247

Operating margin	538	394	1,469	1,106

Income from continuing operations	291	200	821	575

Net income	278	184	812	642

Diluted earnings per share from continuing operations	.80	.54	2.25	1.53

Diluted earnings per share	.76	.50	2.23	1.71

Net cash provided by operating activities	739	400	1,612	25

Sales and Service Revenue

Sales and service revenue for the three months and nine months ended September 30, 2004, increased $744 million or 11 percent and $2.8 billion or 14 percent, respectively, as compared to the same periods in 2003. This strong performance reflects double-digit growth for the Mission Systems, Space Technology, Ships, and Integrated Systems operating segments.

Operating Margin

Operating margin for the three months ended September 30, 2004, increased by $144 million or 37 percent over the same period in 2003, due to improved segment operating performance and lower pension expense, which were partially offset by higher unallocated expenses. Segment operating margin improved by $105 million mainly due to higher sales volume and operating performance. The increase also reflects a third quarter 2003 pre-tax charge of $31 million for the expected loss on sale of the reclassified businesses. The lower pension expense of $56 million reflects improved 2003 asset returns partially offset by a lower discount rate and a lower than expected long-term rate of return on plan assets. These increases were partially offset by a $44 million

NORTHROP GRUMMAN CORPORATION

increase in unallocated expenses primarily due to increases in legal costs, environmental remediation costs, and deferred state income taxes.

Operating margin for the nine months ended September 30, 2004, increased $363 million or 33 percent over the same period in 2003, reflecting an increase of $300 million in segment operating performance and a decrease of $160 million in pension expense partially offset by $146 million in higher unallocated expenses. This increase also reflects a second quarter 2004 pre-tax charge of $60 million for the F-16 Block 60 fixed-price development program reported in the Electronic Systems segment and a second quarter 2003 pre-tax charge of $68 million to operating margin for the commercial Polar Tanker program reported in the Ships segment. In addition, the increase includes a third quarter 2003 pre-tax charge of $31 million for the expected loss on sale of the reclassified businesses. The increase in unallocated expenses is primarily due to higher legal costs including a first quarter 2004 provision related to Allison Gas Turbine (see Note 11 to the Consolidated Condensed Financial Statements contained in Part I, Item 1), as well as higher mark-to-market stock compensation expense, environmental remediation costs, and deferred state income taxes.

Income from Continuing Operations

Income from continuing operations for the three months ended September 30, 2004, increased $91 million or 46 percent over the same period in 2003. The increase primarily reflects strong operating margin performance and a decrease in interest expense due to a lower debt and two interest rate swap agreements entered into during the second quarter of 2004.

Income from continuing operations for the nine months ended September 30, 2004, increased $246 million or 43 percent over the same period in 2003. This increase reflects strong operating margin performance and $46 million in lower interest expense due to the effect of the company’s debt restructuring plan, which was substantially completed by the end of the second quarter of 2003. During the second quarter of 2004, the company completed studies and recognized additional tax credits of approximately $31 million related to research and development and export sales activities for the years 1997 through 2003. During the first quarter of 2003, the company recognized $26 million in research and development tax credits for the years 1981 through 1990. The effective tax rate was 31 percent for the nine months ended September 30, 2004, compared to 27 percent for the same period in 2003.

Net Income

Net income for the three months ended September 30, 2004, increased $94 million or 51 percent over the same period in 2003, which includes a $3 million decrease in losses from discontinued operations. The loss on disposal of discontinued operations during the three months ended September 30, 2004, is primarily due to the resolution of indemnities and other contractual issues from previously disposed entities.

Net income for the nine months ended September 30, 2004, increased $170 million or 26 percent over the same period in 2003, which includes a $76 million decrease from discontinued operations. Net income for the nine months ended September 30, 2003, includes the January and February operating results of TRW Automotive (Auto), which was sold in February 2003.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2004, increased by $339 million or 85 percent compared with the same period of 2003. The increase is primarily due to timing of cash receipts and disbursements driven by overall growth in sales and operating margin.

Net cash provided by operating activities for the nine months ended September 30, 2004, increased by $1.6 billion compared with the same period of 2003, primarily due to the first quarter 2003 tax payment related to the completion of the B-2 Engineering and Manufacturing Development (EMD) contract of approximately $1 billion, $134 million in lower interest payments, $110 million in lower litigation settlements and $83 million in higher tax refunds received.

NORTHROP GRUMMAN CORPORATION

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

The Other segment contains the operating results of the three remaining businesses from the prior Component Technologies segment. These businesses were reclassified as continuing operations during the quarter and all prior period segment information has been reclassified to reflect these businesses as continuing operations.

Contract Acquisitions and Sales and Service Revenue in the tables within this section include intercompany amounts that are eliminated in the accompanying Consolidated Condensed Financial Statements.

ELECTRONIC SYSTEMS

	Three months ended September 30		Nine months ended September 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$1,288	$1,175	$4,549	$4,095
Sales and Service Revenue	1,558	1,522	4,687	4,372
Segment Operating Margin	178	162	474	431
As a percentage of segment sales	11.4%	10.6%	10.1%	9.9%

Contract Acquisitions

Electronic Systems segment contract acquisitions for the three months ended September 30, 2004, increased 10 percent as compared to the same period in 2003. The increase is primarily due to increased funding of $118 million in the Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) & Naval Systems business area.

NORTHROP GRUMMAN CORPORATION

Electronic Systems segment contract acquisitions for the nine months ended September 30, 2004, increased 11 percent as compared to the same period in 2003. This increase primarily reflects $244 million of additional funding in the Defensive Systems business area and $213 million in the Aerospace Systems business area.

Sales and Service Revenue

Electronic Systems segment sales for the three months ended September 30, 2004, increased 2 percent as compared to the same period in 2003 due to higher sales in the Government Systems, Defense Other, Defensive Systems and C4ISR & Naval Systems business areas. Government Systems revenue increased 43 percent due to higher sales of bio-detection systems. The sales increases in the Government Systems, Defense Other, Defensive Systems, and C4ISR & Naval Systems business areas were partially offset by lower sales in Aerospace Systems and Space Systems.

Electronic Systems segment sales for the nine months ended September 30, 2004, increased 7 percent compared to the same period in 2003 primarily due to revenue growth in the Government Systems and Defensive Systems business areas. Government Systems increased 54 percent due to higher sales of postal equipment and bio-detection systems. Defensive Systems increased 21 percent primarily due to higher sales of LITENING targeting pods.

Segment Operating Margin

Electronic Systems segment operating margin for the three months ended September 30, 2004, increased 10 percent as compared to the same period in 2003 due to performance improvements in the Defensive Systems business area.

Electronic Systems segment operating margin for the nine months ended September 30, 2004, increased 10 percent as compared to the same period in 2003. The increase in operating margin primarily reflects higher sales volume and improved performance in the Defensive Systems, C4ISR & Naval Systems, and Navigation Systems business areas. Operating margin for the nine months ended September 30, 2004, includes a $60 million pre-tax charge in the Aerospace Systems business area for the F-16 Block 60 fixed price development combat avionics program recorded in the second quarter.

SHIPS

	Three months ended September 30		Nine months ended September 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$614	$629	$2,724	$2,261
Sales and Service Revenue	1,537	1,354	4,538	3,917
Segment Operating Margin	96	83	282	181
As a percentage of segment sales	6.2%	6.1%	6.2%	4.6%

Contract Acquisitions

Ships segment contract acquisitions for the three months ended September 30, 2004, decreased by 2 percent compared to the same period in 2003. This decrease was primarily attributable to $277 million in the Submarines business area driven by timing of funding for the 2nd flight Virginia-class submarine program, offset by an increase of $225 million in the Amphibious & Auxiliary business area from additional funding for the LPD program.

Ships segment contract acquisitions for the nine months ended September 30, 2004, increased by 20 percent compared to the same period in 2003 due primarily to increased funding of $399 million in the Submarines business area driven by the 2nd flight Virginia-class submarine program.

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenue

Ships segment sales for the three and nine months ended September 30, 2004, increased by 14 percent and 16 percent, respectively, as compared to the same periods in 2003. The increased revenue for both periods is primarily attributable to the Surface Combatants, Amphibious & Auxiliary, and Submarines business areas. Revenues in the Surface Combatants business area increased 25 percent in the three-month period and 36 percent in the nine-month period, primarily due to the DD(X) program. The Amphibious & Auxiliary business area sales increased 27 percent in the three-month period and 35 percent in the nine-month period due primarily to production ramp-up on the LPD and LHD programs. The Submarines business area sales increased 15 percent for the three-month period and 16 percent in the nine-month period due to higher revenue in the Virginia-class program.

Segment Operating Margin

Ships segment operating margin for the three months ended September 30, 2004, increased 16 percent as compared to the same period in 2003 due to greater sales volume in the LPD and LHD programs in the Amphibious & Auxiliary business area.

The substantial increase in the Ships segment operating margin for the nine months ended September 30, 2004, as compared to the same period in 2003, is primarily due to a $68 million pre-tax charge to operating margin in the second quarter of 2003 for increased cost growth for the commercial Polar Tanker program. The charge included cost growth on the third tanker due to unusual weather delays and rework. This tanker was delivered to the customer in the third quarter of 2003. The charge also included increased cost estimates to complete the final two ships to reflect changes in labor productivity estimates as well as higher overhead costs. The fourth ship was delivered in the third quarter of 2004. The fifth and final tanker is over 70 percent complete and is scheduled for delivery in late 2005.

INFORMATION TECHNOLOGY

	Three months ended September 30		Nine months ended September 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$1,156	$1,110	$3,557	$3,366
Sales and Service Revenue	1,261	1,164	3,716	3,378
Segment Operating Margin	80	72	224	195
As a percentage of segment sales	6.3%	6.2%	6.0%	5.8%

Contract Acquisitions

Information Technology segment contract acquisitions for the three months and nine months ended September 30, 2004, increased by 4 percent and 6 percent, respectively, as compared to the same periods in 2003. The increases in both periods are primarily due to multiple new business awards in the Government Information Technology business area.

Sales and Service Revenue

Information Technology segment sales for the three months and nine months ended September 30, 2004, increased by 8 percent and 10 percent, respectively, as compared to the same periods in 2003. These increases are primarily due to a 17 percent revenue increase in both periods in the Government Information Technology business area resulting from new business awards and organic sales growth in existing programs.

Segment Operating Margin

Information Technology segment operating margin for the three and nine months ended September 30, 2004, increased by 11 percent and 15 percent, respectively, as compared to the same periods in 2003. The increases are primarily due to higher revenue in the Government Information Technology business area and improved program performance.

NORTHROP GRUMMAN CORPORATION

MISSION SYSTEMS

	Three months ended September 30		Nine months ended September 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$987	$995	$3,313	$3,100
Sales and Service Revenue	1,266	1,045	3,747	3,068
Segment Operating Margin	82	67	244	201
As a percentage of segment sales	6.5%	6.4%	6.5%	6.6%

Contract Acquisitions

Mission Systems segment contract acquisitions were essentially unchanged for the three months ended September 30, 2004, and increased 7 percent for the nine months ended September 30, 2004, as compared to the same periods in 2003. The increase in the nine-month period reflects additional funding on new and existing programs in the Command, Control & Intelligence Systems business area.

Sales and Service Revenue

Mission Systems sales for the three months and nine months ended September 30, 2004, increased 21 percent and 22 percent, respectively, as compared to the same periods in 2003. These increases are primarily due to higher sales volume in the Command, Control & Intelligence Systems and Missile Systems business areas. Command, Control & Intelligence Systems revenue increased 30 percent and 29 percent for the three and nine months, respectively, due in part to higher revenue in the Tactical Automated Security Systems II program. Missile Systems revenue increased 18 percent and 20 percent for the three and nine months, respectively, due to revenue from the Kinetic Energy Interceptors program.

Segment Operating Margin

Mission Systems segment operating margin for the three and nine months ended September 30, 2004, increased by 22 percent and 21 percent, respectively, as compared to the same periods in 2003. The increases in both periods are primarily attributable to increased sales volume in the Command, Control & Intelligence Systems and Missile Systems business areas.

INTEGRATED SYSTEMS

	Three months ended September 30		Nine months ended September 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$420	$320	$3,008	$2,878
Sales and Service Revenue	1,164	984	3,444	2,813
Segment Operating Margin	105	93	311	305
As a percentage of segment sales	9.0%	9.5%	9.0%	10.8%

Contract Acquisitions

Integrated Systems segment contract acquisitions for the three months ended September 30, 2004, increased by 31 percent as compared to the same period in 2003. This increase is due primarily to additional funding on the B-2 and Global Hawk programs, F-35 program build-up, and a new contract award on the Joint Unmanned Combat Air System, all in the Air Combat Systems business area.

NORTHROP GRUMMAN CORPORATION

Integrated Systems segment contract acquisitions for the nine months ended September 30, 2004, increased by 5 percent as compared to the same period in 2003. This increase is attributable primarily to additional funding for the E-2 Advanced Hawkeye, Post Multi Year, and Japan Air Self-Defense Force programs in the Airborne Early Warning/Electronic Warfare Systems business area.

Sales and Service Revenue

Integrated Systems sales for the third quarter of 2004 increased 18 percent over the third quarter of 2003, due to higher sales across all its business areas. The Airborne Early Warning/Electronic Warfare Systems business area revenue increased 53 percent due to higher volume in the E-2 Advanced Hawkeye and EA-6B programs. Revenue in the Air Combat Systems business area rose 8 percent due to higher revenue in the F-35 program, and revenue in the Airborne Ground Surveillance/Battle Management Systems business area rose 16 percent due to higher revenue in the E-10A program.

Integrated Systems segment sales for the nine months ended September 30, 2004, increased by 22 percent as compared to the same period in 2003. Growth during the nine-month period primarily reflects a 44 percent increase in the Airborne Early Warning/Electronic Warfare Systems business area due primarily to E-2 Advanced Hawkeye sales, and a 17 percent increase in the Air Combat Systems business area primarily due to F-35 and Global Hawk build-up.

Segment Operating Margin

Integrated Systems segment operating margin for the three months ended September 30, 2004, increased by 13 percent as compared to the same period in 2003 due primarily to increased sales volume on the F-35 program in the Air Combat Systems business area and the E-10A program in the Airborne Ground Surveillance/Battle Management Systems business area.

Integrated Systems segment operating margin for the nine months ended September 30, 2004, increased by 2 percent as compared to the same period in 2003 due primarily to ramp up on the E-10A program in the Airborne Ground Surveillance/Battle Management Systems business area and the E-2 Advanced Hawkeye in the Airborne Early Warning/Electronic Warfare Systems business area.

The decrease in segment operating margin as a percentage of segment sales reflects the segment’s changing business mix, which reflects an increased proportion of lower margin development programs including F-35, Global Hawk, E-2 Advanced Hawkeye, and E-10A.

SPACE TECHNOLOGY

	Three months ended September 30		Nine months ended September 30
$ in millions	2004	2003	2004	2003
Contract Acquisitions	$411	$314	$2,096	$1,724
Sales and Service Revenue	823	742	2,465	2,123
Segment Operating Margin	57	53	169	140
As a percentage of segment sales	6.9%	7.1%	6.9%	6.6%

Contract Acquisitions

Space Technology segment contract acquisitions for the three and nine months ended September 30, 2004, increased by 31 percent and 22 percent, respectively, as compared to the same periods in 2003. The increase over the three-month period is primarily due to timing of funding in the Software Defined Radios and Satellite Communications business areas. The increase over the nine-month period is due primarily to timing of funding for programs in the Intelligence, Surveillance & Reconnaissance and Missile & Space Defense business areas.

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenue

Space Technology segment sales for the three months ended September 30, 2004, increased by 11 percent as compared to the same period in 2003, due to higher revenue in the Software Defined Radios, Intelligence, Surveillance & Reconnaissance, Satellite Communications, and Civil Space business areas. Software Defined Radios revenue increased 22 percent, due to higher volume in major aircraft programs. Revenue in the Intelligence, Surveillance & Reconnaissance business area increased 21 percent. Satellite Communications revenue increased 8 percent due to increased volume on transformational communications programs. Civil Space revenue increased 5 percent due to higher revenue from NASA space science programs.

Space Technology segment sales for the nine months ended September 30, 2004, increased by 16 percent as compared to the same period in 2003, driven by increases of 41 percent in the Software Defined Radios business area, 20 percent in the Civil Space business area, and 19 percent in the Intelligence, Surveillance & Reconnaissance business area.

Segment Operating Margin

Space Technology segment operating margin for the three and nine months ended September 30, 2004, increased by 8 percent and 21 percent, respectively, as compared to the same periods in 2003. The increases were driven primarily by higher sales volume and profit improvements on major aircraft programs within the Software Defined Radios business area. The Intelligence, Surveillance & Reconnaissance and Civil Space business areas also contributed to the improved margin performance, driven by higher sales volume and program performance improvements.

NON-SEGMENT FACTORS AFFECTING OPERATING MARGIN

The components of operating margin are as follows:

	Three months ended September 30		Nine months ended September 30
$ in millions	2004	2003	2004	2003
Segments
Electronic Systems	$178	$162	$474	$431
Ships	96	83	282	181
Information Technology	80	72	224	195
Mission Systems	82	67	244	201
Integrated Systems	105	93	311	305
Space Technology	57	53	169	140
Other	1	(36)	6	(43)
Non-segment factors affecting operating margin
Unallocated expenses	(62)	(18)	(216)	(70)
Pension expense	(87)	(143)	(263)	(423)
Reversal of CAS pension expense included above	90	64	247	201
Reversal of royalty income included above	(2)	(3)	(9)	(12)
Total operating margin	$538	$394	$1,469	$1,106

Operating margin as a percentage of total sales and service revenue was 7 percent and 6 percent for the three months ended September 30, 2004 and 2003, respectively, and 7 percent and 6 percent for the nine months ended September 30, 2004 and 2003, respectively. The primary non-segment factors affecting operating margin during these periods were a decrease in pension expense, mostly offset by an increase in unallocated expenses.

NORTHROP GRUMMAN CORPORATION

Unallocated Expenses

Unallocated expenses for the three months ended September 30, 2004, increased $44 million compared with the same period of 2003, primarily due to increases in legal costs, environmental remediation costs and deferred state income taxes.

Unallocated expenses for the nine months ended September 30, 2004, increased $146 million compared with the same period of 2003, primarily due to increased legal costs including a first quarter 2004 provision related to Allison Gas Turbine (see Note 11 to the Consolidated Condensed Financial Statements contained in Part I, Item 1), as well as higher mark-to-market stock compensation expense, environmental remediation costs, and deferred state income taxes.

Pension Expense

Pension expense for the three and nine months ended September 30, 2004, decreased $56 million and $160 million, respectively, as compared with the same periods of 2003. The decrease reflects actual 2003 asset returns greater than 20 percent, which were partially offset by a lower discount rate (6.25 percent for 2004 and 6.5 percent for 2003) and a lower expected long-term rate of return on plan assets (8.75 percent for 2004 and 9.0 percent for 2003).

Pension expense is included in the segments’ cost of sales to the extent that these costs are currently recognized under CAS. In order to reconcile segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.”

OTHER SIGNIFICANT INCOME STATEMENT COMPONENTS

Interest Expense

Interest expense for the three months ended September 30, 2004, decreased $8 million or 7 percent as compared with the same period in 2003. The decrease is primarily due to a lower debt level and two interest rate swap agreements entered into during the second quarter of 2004 designed to convert fixed rates associated with long-term debt obligations to floating rates.

Interest expense for the nine months ended September 30, 2004, decreased $46 million or 12 percent as compared with the same period in 2003. The decrease is principally due to the effect of the company’s debt reduction plan that was substantially completed in the second quarter of 2003, partially offset by dividends payable on mandatorily redeemable preferred stock classified as interest expense beginning in the third quarter of 2003. This classification was required, on a prospective basis, upon the adoption of SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Income Taxes

The company’s effective tax rate on income from continuing operations for the three months ended September 30, 2004, was 34 percent as compared to 31 percent for the same period in 2003.

The company’s effective tax rate on income from continuing operations for the nine months ended September 30, 2004, was 31 percent compared to 27 percent for the same period in 2003. During the second quarter of 2004, the company completed studies and recognized additional tax credits of $31 million related to research and development and export sales activities for the years 1997 through 2003. During the first quarter of 2003, the company recognized $26 million of research and development tax credits for the years 1981 through 1990.

Discontinued Operations

On October 17, 2002, the company announced its intention to sell the businesses comprising its Component Technologies reporting segment, and these businesses were classified as discontinued operations beginning in the

NORTHROP GRUMMAN CORPORATION

third quarter of 2002. The company has sold all but three of the Component Technologies businesses. The remaining unsold operations are a manufacturer of complex printed circuit boards and assemblies, an electronic connector manufacturer, and a European-based marketing group. During the third quarter of 2004, the company suspended its efforts to sell these businesses. As such, the assets, liabilities and results of operations of these businesses have been reclassified from discontinued operations to continuing operations for all periods presented. These businesses are reported under the segment entitled “Other.” As a result of the reclassification, net sales for the three months and nine months ended September 30, 2003, increased by $45 million and $135 million, respectively. Income from continuing operations for the three months and nine months ended September 30, 2003, were reduced by $24 million and $30 million, respectively, and previously reported diluted earnings per share from continuing operations for the three months and nine months ended September 30, 2003, were reduced to $0.54 and $1.53 from $0.61 and $1.61, respectively.

The $13 million loss on disposal of discontinued operations during the three months ended September 30, 2004, is primarily due to the resolution of indemnities and other contractual issues from previously disposed entities (see Note 11). The company reported an after-tax loss from discontinued operations of $42 million for the three months ended September 30, 2003, reflecting losses from the sold CT operations.

The company reported after-tax income from discontinued operations of $1 million for the nine months ended September 30, 2004, compared to after-tax income of $46 million for the same period of 2003. The income for the 2003 period was primarily attributable to Auto results, which were included in discontinued operations until Auto was sold in February 2003.

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

The following table presents funded, unfunded, and total backlog by segment.

	September 30, 2004
$ in millions	Funded	Unfunded	Total Backlog
Electronic Systems	$6,330	$2,461	$8,791
Ships	7,935	4,995	12,930
Information Technology	2,160	3,414	5,574
Mission Systems	2,471	7,845	10,316
Integrated Systems	3,862	7,344	11,206
Space Technology	1,189	8,846	10,035
Other	62		62
Intersegment eliminations	(493)		(493)
Total	$23,516	$34,905	$58,421

Major components in unfunded backlog include the Virginia-class submarines 2nd flight and DD(X) programs in the Ships segment, the Kinetic Energy Interceptors program in the Mission Systems segment, the F-35 and E-2 Advanced Hawkeye programs in the Integrated Systems segment, and the National Polar-Orbiting Operational Environmental Satellite System, and Space Tracking and Surveillance System programs in the Space Technology segment.

NORTHROP GRUMMAN CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – In the nine months ended September 30, 2004, the company generated net cash from operating activities of $1.6 billion, compared with $25 million in the same period of 2003. The increase is primarily due to a $1 billion tax payment in the first quarter of 2003 related to the completion of the B-2 EMD contract, $134 million in lower interest payments, $110 million in lower litigation settlements and $83 million in higher tax refunds received, combined with the overall increase in segment sales and operating margin. The Internal Revenue Service has completed its audits of the B-2 program for the years ended December 31, 1997 through December 31, 2000, and has proposed an adjustment that does not affect the company’s income tax liability but could result in an obligation to pay an amount of interest to the Internal Revenue Service that could be significant. The company believes the proposed adjustment will be eliminated or significantly reduced. Accordingly, the company does not believe that the adjustment proposed by the Internal Revenue Service will have a material effect on the company’s results of operations, financial position or cash flow.

During the third quarter of 2004, the company’s appeal to the Supreme Court of Indiana in relation to the Allison Gas Turbine case was denied and the company paid $81 million in settlement of the judgment and interest (see Note 11 to the Consolidated Condensed Financial Statements contained in Part I, Item 1).

Net cash provided by operating activities for 2004 is expected to be approximately $1.8 billion. For 2004, cash generated from operations supplemented by borrowings under credit facilities is expected to be sufficient to service debt and contract obligations, finance capital expenditures, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities during the nine months ended September 30, 2004, was $362 million, compared to cash provided by investing activities of $2.9 billion during the same period of 2003. On February 28, 2003, the company sold Auto to The Blackstone Group for $3.3 billion in cash; a $600 million face value payment-in-kind note, initially valued at $455 million; debt assumption of approximately $200 million; and a 19.6 percent interest in the new enterprise, initially valued at $170 million. As a result of Auto’s initial public offering in February 2004, the company’s ownership percentage in Auto has been diluted to 17.2 percent. The cash received from the sale of Auto was adjusted from the sale agreement amount by cash sold with the business, preliminary purchase price adjustments, and an asset retained.

On October 10, 2004, the company reached an agreement with Auto regarding the repurchase of the payment-in-kind note. As of September 30, 2004, the note, including accrued interest, had a carrying value of $543 million. Under the agreement, the company also resolved outstanding contractual issues stemming from the sale of Auto. The company expects to receive $493.5 million, which is net of $40.5 million for the settlement of these contractual issues. The note repurchase is subject to successful refinancing by Auto by November 22, 2004. If Auto does not secure financing and repurchase the note, the note will be amended to remove any restrictions on its transfer, and the company will pay Auto $40.5 million as payment for the amendment and the settlement of the contractual issues. The company also resolved an indemnification of other post-retirement employee benefits, pursuant to the Auto sale agreement, and has agreed to pay Automotive Investors L.L.C., an affiliate of The Blackstone Group, $52.5 million. As a result of the agreement, in the third quarter of 2004 the company recorded a $9 million after-tax impairment charge to continuing operations relating to the note repurchase, and a $9 million after-tax charge to discontinued operations related to the settlement of the indemnification and other contractual issues.

The company has retained a liability for warranty claims associated with the Aeronautical Systems business that TRW Inc. divested in 2002. The settlement of this liability is not expected to have a material effect on the company’s results of operations or financial position, but resolution of this matter may have a material effect on cash flows.

NORTHROP GRUMMAN CORPORATION

Financing Activities – Net cash used in financing activities was $742 million in the nine months ended September 30, 2004, compared with $4 billion used in the same period of 2003. In the 2003 nine-month period, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), purchased $3.1 billion in aggregate principal amount of outstanding debt securities for a total purchase price of approximately $3.7 billion (including accrued and unpaid interest on the securities). Cash proceeds from the sale of Auto were used to complete these transactions.

Debt Redemption – On October 15, 2004, the company redeemed all of its outstanding $250 million 9.375 percent debentures due 2024. The redemption price was 104.363 percent of the principal amount plus accrued and unpaid interest through the redemption date. As a result of the redemption, the company will record a $13 million pre-tax charge during the fourth quarter of 2004.

Equity Security Units – In November 2001, the company issued 6.9 million equity security units. Each equity security unit, issued at $100 per unit, initially consists of a contract to purchase shares of Northrop Grumman common stock on November 16, 2004, and a $100 senior note due 2006. The senior notes due 2006 are reported as long-term debt. The senior notes initially bore interest at 5.25 percent per annum, and each equity security unit also pays a contract adjustment payment of 2.0 percent per annum through November 16, 2004, for a combined yield on the equity security unit of 7.25 percent per annum.

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

On August 11, 2004, the company remarketed the senior notes as required by the original terms of the equity security units. As a result of this remarketing, the interest rate on the senior notes was reset to 4.079 percent per annum effective August 16, 2004. The company received no proceeds from the remarketing. Proceeds from the remarketed notes were used to purchase U.S. Treasury securities that are pledged to secure the stock purchase obligations of the unit holders. The Bank of New York, who acts as the collateral agent, holds the Treasury securities. In November 2004, the company will receive $690 million from the collateral agent and will issue common stock under the forward stock purchase contracts, upon which the company’s equity obligations under the original equity security units will be satisfied.

Share Repurchase – On August 20, 2003, the company’s Board of Directors approved a share repurchase program of $700 million of its outstanding common stock. Repurchases of common stock for the three and nine months ended September 30, 2004, totaled 3.8 million and 9.7 million shares at a cost of approximately $197 million and $492 million, respectively. Cumulative repurchases under this program through the end of the third quarter of 2004 totaled 14.2 million shares at a cost of approximately $692 million. This share repurchase program was completed on October 5, 2004.

On October 26, 2004, the company’s Board of Directors authorized the repurchase of up to $1 billion of its outstanding common stock which is expected to be completed over a twelve to eighteen-month period commencing in November 2004. The share repurchases will take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase.

NORTHROP GRUMMAN CORPORATION

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

There have been no changes in the company’s critical accounting policies during the three months ended September 30, 2004.

FINANCIAL ACCOUNTING STANDARDS

No new accounting pronouncements issued or effective during the nine months ended September 30, 2004, had a significant impact on the company’s financial position or results of operations. Further details are contained in Note 3 to the Consolidated Condensed Financial Statements located in Part I, Item 1.

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

Such “forward-looking” information includes, among other things, projected deliveries, expected funding for various programs, future effective income tax rates, financial guidance regarding sales, segment operating margin, pension expense, employer contributions under pension plans and medical and life benefits plans, and cash flow, and is subject to numerous assumptions and uncertainties, many of which are outside of Northrop Grumman’s control. These include Northrop Grumman’s assumptions with respect to the assumption of the successful completion of the sale of the Auto note, future revenues, expected program performance and cash flows, returns on pension plan assets and variability of pension actuarial and related assumptions, the outcome of litigation and appeals, environmental remediation, divestitures of businesses, successful reduction of debt, effective tax rates and timing and amounts of tax payments, the results of any appeal process with the Internal Revenue Service, and anticipated costs of capital investments, among other things. Northrop Grumman’s operations are subject to various additional risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies; actual outcomes are dependent upon various factors, including, without limitation, Northrop Grumman’s successful performance of internal plans; government customers’ budgetary constraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products and, in connection with any fixed price development programs, controlling cost growth in meeting production specifications and delivery rates; performance issues with key suppliers and subcontractors; government import and export policies; acquisition or termination of government contracts; the outcome of political and legal processes; natural disasters and terrorist acts; legal, financial, and governmental risks related to international transactions and global needs for military aircraft, military and civilian electronic systems and support, information technology, naval vessels, space systems and related technologies, as well as other economic,

NORTHROP GRUMMAN CORPORATION

political and technological risks and uncertainties and other risk factors set out in Northrop Grumman’s filings from time to time with the Securities and Exchange Commission, including, without limitation, Northrop Grumman reports on Form 10-K and Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Interest Rates – Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, short-term investments, and long-term notes receivable. At September 30, 2004, substantially all borrowings were fixed-rate long-term debt obligations. The company uses derivative financial instruments to manage its exposure to interest rate risk and to balance its fixed and variable rate long-term debt portfolio. The company does not use derivative financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

The company’s sensitivity to a 1 percent change in interest rates is tied primarily to its $2.5 billion credit agreement. At September 30, 2004, $2.5 billion was available under the 5-year revolving credit facility.

During the second quarter of 2004, the company entered into two interest rate swap agreements designed to convert fixed rates associated with long-term debt obligations to floating rates. These interest rate swaps each hedge a $200 million notional amount of U.S. dollar fixed rate debt, and mature on October 15, 2009, and February 15, 2011, respectively.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At September 30, 2004, the amount of foreign currency forward contracts outstanding was not material. The company does not consider its market risk exposure relating to foreign currency exchange to be material.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Chairman, Chief Executive Officer and President, and the Chief Financial Officer, the company’s management has evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chairman, Chief Executive Officer and President and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the company’s internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting. In conjunction with its evaluation, management has communicated its findings to the Audit Committee of the Board of Directors.

NORTHROP GRUMMAN CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2003, in August 1992, in U.S. ex rel. Rex Robinson v. Northrop Grumman Corporation, the United States District Court for the Northern District of Illinois unsealed a complaint brought by four individuals in the name of the United States of America. The action was filed on August 10, 1989, seeking damages under the qui tam provision of the civil False Claims Act. On July 28, 1992, the government declined to intervene in this action. Plaintiffs amended their damage claim and now seek compensatory damages of approximately $369 million, which could be trebled under the False Claims Act, together with statutory penalties of up to $39 million, pre-judgment interest, loss of use of money, and other unspecified damages for expenses, attorney fees, and costs. The individual relators also seek damages in their individual capacities for alleged retaliation. In 2001, the Civil Division of the U.S. Attorney’s Office filed a motion to intervene in the action, which motion was granted on October 12, 2001. The company denies the allegations and continues to vigorously defend the action. Trial has been set for June 27, 2005.

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities – The table below summarizes, on a post-split basis, the company’s repurchases of common stock during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004, through July 31, 2004	–	–	–	$205 million
August 1, 2004, through August 31, 2004	1,615,500	$51.68	1,615,500	$122 million
September 1, 2004, through September 30, 2004	2,180,200	$52.12	2,180,200	$8 million
Total	3,795,700	$51.93	3,795,700

(1)	On August 20, 2003, the company announced a share repurchase program of $700 million of its outstanding common stock. Share repurchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with this publicly announced repurchase program. On October 5, 2004, the company completed the $700 million share repurchase program announced on August 20, 2003.

On October 26, 2004, the company’s Board of Directors authorized the repurchase of up to $1 billion of its outstanding common stock which is expected to be completed over a twelve to eighteen-month period commencing in November 2004.

(2)	Includes commissions paid.

II-1

NORTHROP GRUMMAN CORPORATION

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

A report on Form 8-K was dated and submitted July 29, 2004, by Northrop Grumman Corporation including as an exhibit pursuant to Item 7 and furnishing as an exhibit pursuant to Item 12 information with respect to financial results for the quarter ended June 30, 2004.

II-2

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION (Registrant)

Date: October 27, 2004	By:	/s/ SANDRA J. WRIGHT
Sandra J. Wright Corporate Vice President and Controller (Chief Accounting Officer)

II-3