Form 10-Q
period 2005-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2005-04-28
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 26, 2005, 359,077,126 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

$ in millions	March 31, 2005	December 31, 2004
Assets:
Cash and cash equivalents	$784	$1,230
Accounts receivable, net of progress payments of $27,790 in 2005 and $26,754 in 2004	3,611	3,546
Inventoried costs, net of progress payments of $1,021 in 2005 and $1,049 in 2004	1,205	1,061
Deferred income taxes	768	777
Prepaid expenses and other current assets	209	293
Total current assets	6,577	6,907
Property, plant, and equipment, net of accumulated depreciation of $2,296 in 2005 and $2,189 in 2004	4,204	4,210
Goodwill	17,445	17,182
Other purchased intangibles, net of accumulated amortization of $1,258 in 2005 and $1,205 in 2004	1,423	1,477
Prepaid retiree benefits cost and intangible pension asset	2,913	2,938
Other assets	634	647
Total assets	$33,196	$33,361

NORTHROP GRUMMAN CORPORATION

$ in millions	March 31, 2005	December 31, 2004
Liabilities and Shareholders’ Equity:
Notes payable to banks	$62	$9
Current portion of long-term debt	438	33
Trade accounts payable	1,549	1,750
Accrued employees’ compensation	969	1,070
Advances on contracts	1,428	1,393
Contract loss provisions	258	270
Income taxes payable	601	454
Other current liabilities	1,168	1,244
Total current liabilities	6,473	6,223
Long-term debt	4,664	5,116
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,778	3,736
Deferred income taxes	506	506
Other long-term liabilities	752	730
Total liabilities	16,523	16,661
Common stock, 800,000,000 shares authorized; issued and outstanding: 2005 — 359,483,735; 2004 — 364,430,202	359	364
Paid-in capital	12,105	12,426
Retained earnings	4,341	4,014
Unearned compensation	(3)	(3)
Accumulated other comprehensive loss	(129)	(101)
Total shareholders’ equity	16,673	16,700
Total liabilities and shareholders’ equity	$33,196	$33,361

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31
$ in millions, except per share	2005	2004
Sales and Service Revenues
Product sales	$4,936	$4,988
Service revenue	2,517	2,176
Total revenues	7,453	7,164
Cost of Sales and Service
Cost of product sales	3,953	4,018
Cost of service revenue	2,243	2,067
General and administrative expenses	662	641
Operating margin	595	438
Interest income	14	16
Interest expense	(95)	(113)
Other, net	82	10
Income from continuing operations before income taxes	596	351
Federal and foreign income taxes	198	119
Income from continuing operations	398	232
Income from discontinued operations, net of tax		1
Gain on disposal of discontinued operations, net of tax	11	3
Net income	$409	$236
Basic Earnings Per Share
Continuing operations	$1.10	$.64
Disposal of discontinued operations	.03	.01
Basic earnings per share	$1.13	$.65
Weighted average common shares outstanding, in millions	360.7	361.3
Diluted Earnings Per Share
Continuing operations	$1.08	$.64
Disposal of discontinued operations	.03	.01
Diluted earnings per share	$1.11	$.65
Weighted average diluted shares outstanding, in millions	367.0	365.2

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31
$ in millions	2005	2004
Net income	$409	$236
Other Comprehensive (Loss) Income
Change in cumulative translation adjustment	1	4
Unrealized gains on marketable securities, net of tax of $12		24
Reclassification adjustment on sale of marketable securities, net of tax of $15	(29)
Other comprehensive (loss) income, net of tax	(28)	28
Comprehensive income	$381	$264

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
$ in millions	2005	2004
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$1,988	$1,987
Other collections	5,421	4,929
Income tax refunds received	5	104
Interest received	17	2
Other cash receipts	7	14
Total sources of cash—continuing operations	7,438	7,036
Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	6,913	6,593
Interest paid	133	136
Income taxes paid	27	19
Litigation settlement	99
Other cash payments	3	4
Total uses of cash—continuing operations	7,175	6,752
Cash provided by continuing operations	263	284
Cash used in discontinued operations		(21)
Net cash provided by operating activities	263	263
Investing Activities
Proceeds from sale of businesses	56	60
Payment for business purchased	(313)
Proceeds from sale of property, plant, and equipment	4	3
Additions to property, plant, and equipment	(197)	(131)
Proceeds from sale of investments	143	23
Other investing activities, net	(3)	12
Net cash used in investing activities	(310)	(33)
Financing Activities
Borrowings under lines of credit	54	100
Repayment of borrowings under lines of credit	(1)
Principal payments of long-term debt	(31)	(17)
Proceeds from issuance of common stock	21	38
Dividends paid	(82)	(72)
Common stock repurchases	(360)	(164)
Net cash used in financing activities	(399)	(115)
(Decrease) increase in cash and cash equivalents	(446)	115
Cash and cash equivalents, beginning of period	1,230	342
Cash and cash equivalents, end of period	$784	$457

NORTHROP GRUMMAN CORPORATION

	Three months ended March 31
$ in millions	2005	2004
Reconciliation of Income from Continuing Operations to Net Cash Provided by Operating Activities
Income from continuing operations	$398	$232
Adjustments to reconcile to net cash provided by operating activities
Depreciation	124	122
Amortization of intangible assets	54	56
Stock-based compensation	20	24
Loss on disposals of property, plant, and equipment	2
Amortization of long-term debt premium	(5)	(5)
Gain on sale of investment	(70)
Decrease (increase) in
Accounts receivable	(1,101)	(1,474)
Inventoried costs	(116)	(146)
Prepaid expenses and other current assets	(2)	14
Increase (decrease) in
Progress payments	1,008	1,188
Accounts payable and accruals	(260)	21
Contract loss provisions	(12)	(33)
Deferred income taxes	15	(5)
Income taxes payable	147	223
Retiree benefits	47	44
Other non-cash transactions, net	14	23
Cash provided by continuing operations	263	284
Cash used in discontinued operations		(21)
Net cash provided by operating activities	$263	$263
Non-Cash Investing and Financing Activities
Sale of business
Liabilities assumed by purchaser	$38
Purchase of business
Fair value of assets acquired	$352
Payment for business purchased	(313)
Liabilities assumed	$39

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31
$ in millions, except per share	2005	2004
Common Stock
At beginning of period	$364	$362
Common stock repurchased	(6)	(2)
Employee stock awards and options	1	1
At end of period	359	361
Paid-in Capital
At beginning of period	12,426	12,071
Common stock repurchased	(331)	(173)
Employee stock awards and options, net of tax	10	63
At end of period	12,105	11,961
Retained Earnings
At beginning of period	4,014	3,431
Net income	409	236
Cash dividends	(82)	(72)
At end of period	4,341	3,595
Unearned Compensation
At beginning of period	(3)	(6)
Amortization of unearned compensation		1
At end of period	(3)	(5)
Accumulated Other Comprehensive Loss
At beginning of period	(101)	(73)
Change in cumulative translation adjustment	1	4
Unrealized gains on marketable securities, net of tax		24
Reclassification adjustment on sale of marketable securities, net of tax	(29)
At end of period	(129)	(45)
Total shareholders’ equity	$16,673	$15,867
Cash dividends per share	$.23	$.20

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

Principles of Consolidation – The unaudited consolidated condensed financial statements include the accounts of Northrop Grumman Corporation (Northrop Grumman or the company) and its subsidiaries. All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the results of operations, financial position, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the company’s 2004 Annual Report on Form 10-K.

The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Friday nearest these quarter-end dates, in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist within a reporting year.

Accounting Estimates – The company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Financial Statement Reclassifications – Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the 2005 presentation.

During the third quarter of 2004, the company suspended its efforts to sell the remaining Component Technologies (CT) businesses, which consisted of a manufacturer of complex printed circuit boards and assemblies, an electronic connector manufacturer, and a European-based marketing group. Accordingly, the assets, liabilities, and results of operations of these businesses were reclassified from discontinued operations to continuing operations for the three months ended March 31, 2004, and reported under the segment entitled “Other.” As a result of the reclassification, net sales for the three months ended March 31, 2004, increased by $59 million. Income from continuing operations and reported diluted earnings per share for the three months ended March 31, 2004, were not affected by the reclassification. Effective January 1, 2005, the manufacturer of complex printed circuit boards and the electronic connector manufacturer were realigned from the Other segment to the Electronic Systems segment. The prior year financial statements do not reflect this realignment as the effect on the Electronic Systems segment’s sales and operating margin was not significant.

Restatement for Medicare Part D Subsidy – During the third quarter of 2004, the company recorded the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 retroactively to January 1, 2004, in accordance with the guidelines of Financial Accounting Standards Board (FASB) Staff Position FAS 106-2 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, net income and diluted earnings per share for the three months ended March 31, 2004, increased by $4 million and $.01, respectively.

NORTHROP GRUMMAN CORPORATION

2.  NEW ACCOUNTING STANDARDS

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 – Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) No. 143 – Accounting for Asset Retirement Obligations. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of this interpretation will have on the company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R) – Share-Based Payment, which replaces SFAS No. 123 – Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 – Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005. Management is currently evaluating the effect, if any, that adoption of this statement will have on the company’s financial position and results of operation.

In December 2004, the FASB issued SFAS No. 153 – Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, to replace the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 – Accounting for Nonmonetary Transactions. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management is currently evaluating the effect that adoption of this statement will have on the company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 151 – Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the effect that adoption of this statement will have on the company’s financial position and results of operations.

3.  COMMON STOCK DIVIDEND

Common Stock Dividend – On March 23, 2005, the company’s Board of Directors approved a 13 percent increase to the quarterly common stock dividend, from $.23 per share to $.26 per share, beginning with the second quarter 2005 dividend.

NORTHROP GRUMMAN CORPORATION

4.  BUSINESSES ACQUIRED

On March 21, 2005, the company acquired privately held Integic Corporation (Integic) for $313 million. Integic is located in Chantilly, Virginia, and specializes in enterprise health and business process management solutions. The operating results of Integic will be reported as part of the Government Information Technology business area of the Information Technology segment beginning April 1, 2005, as the operating results from March 21, 2005, through March 31, 2005, were not significant. The company has recorded the excess purchase price over the fair value of the net assets acquired as goodwill. The ultimate allocation of the purchase price based on a final determination of the fair market value of assets acquired and liabilities assumed may differ significantly from the amounts included in these financial statements. Adjustments to the purchase price allocations are expected to be finalized by the fourth quarter of 2005, and will be reflected in future filings. Management does not expect these adjustments, if any, to have a material effect on the company’s financial position or results of operations. The assets, liabilities, and results of operations of Integic were not material and thus pro-forma information is not presented.

5.  BUSINESSES SOLD AND DISCONTINUED OPERATIONS

Teldix – On March 31, 2005, the company sold Teldix GmbH (Teldix) for $56 million in cash and recognized a pre-tax gain of $16 million in discontinued operations. The results of operations of Teldix, reported in the Electronic Systems segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Kester – In February 2004, the company sold one of the CT businesses, Kester, for $60 million in cash resulting in a pre-tax gain of $3 million. The accompanying Consolidated Condensed Statements of Income include the January and February 2004 operating results of Kester, which were not material.

NORTHROP GRUMMAN CORPORATION

6.  SEGMENT INFORMATION

The table below presents segment operating information for the three months ended March 31, 2005, and 2004, respectively. The segment entitled “Other” consists of the remaining CT businesses (see Note 1).

	Three months ended March 31
$ in millions	2005	2004
Sales and Service Revenues
Electronic Systems	$1,543	$1,538
Ships	1,514	1,444
Mission Systems	1,305	1,183
Integrated Systems	1,299	1,147
Information Technology	1,229	1,230
Space Technology	863	806
Other	11	59
Intersegment eliminations	(311)	(243)
Total sales and service revenues	$7,453	$7,164
Operating Margin
Electronic Systems	$161	$158
Ships	104	86
Mission Systems	91	76
Integrated Systems	136	116
Information Technology	85	71
Space Technology	62	51
Other	(1)	2
Total segment operating margin	638	560
Adjustments to reconcile to total operating margin
Unallocated expenses	(27)	(107)
Pension expense	(103)	(91)
Reversal of CAS pension expense included above	92	80
Reversal of royalty income included above	(5)	(4)
Total operating margin	$595	$438

The reconciling item captioned “Unallocated expenses” includes the portion of corporate, legal, environmental, state income tax, other retiree benefits expenses, stock compensation, and other expenses not considered allocable to government contracts under applicable government regulations and not allocated to the segments. Pension expense is included in determining segment operating margin to the extent that the cost is currently recognized under U.S. Government Cost Accounting Standards (CAS). In order to reconcile from segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.” Total pension expense determined under accounting principles generally accepted in the United States of America is reported separately as a reconciling item under the caption “Pension expense.”

7.  EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period.

NORTHROP GRUMMAN CORPORATION

Diluted Earnings Per Share – The dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans totaled 6.3 million and 3.9 million shares for the three months ended March 31, 2005, and 2004, respectively. Shares issuable pursuant to the mandatorily redeemable preferred stock are not included in the diluted earnings per share calculations because their effect was not dilutive for the periods presented. The weighted-average diluted shares outstanding for the three months ended March 31, 2005, and 2004, exclude stock options to purchase approximately 7 million shares and 9 million shares, respectively, since such options have an exercise price in excess of the average market price of the company’s common stock during the period.

Share Repurchases – On October 26, 2004, the company’s Board of Directors authorized a program to repurchase up to $1 billion of its outstanding common stock. The program commenced in November 2004 and is expected to be completed over a twelve to eighteen-month period. Share repurchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase. During the three months ended March 31, 2005, the company repurchased 6.4 million shares at an average price of $52.69 per share, including commissions, under this share repurchase program. From the inception of this program through March 31, 2005, the company has repurchased 11.9 million shares at an average price of $54.41 per share, including commissions.

8.  TRW AUTO INVESTMENT

At December 31, 2004, the company owned 17 million common shares of TRW Automotive Holdings Corp. (TRW Auto), of which approximately 4 million shares were reported as available-for-sale securities and were recorded at their fair value of $83 million. The amount recorded reflected the corresponding publicly traded stock price of TRW Auto and is included in “Prepaid expenses and other current assets” as of December 31, 2004, in the accompanying Consolidated Condensed Statements of Financial Position. The remaining 13 million shares were carried at their cost of $130 million as of December 31, 2004, and are included in “Other assets” in the accompanying Consolidated Condensed Statements of Financial Position.

On March 11, 2005, the company sold 7.3 million of its TRW Auto common shares for $143 million, and recorded an after-tax gain of $45 million. The sale reduced the company’s ownership of TRW Auto to 9.7 million common shares. The company’s remaining investment, which is carried at cost of $97 million, is classified as a non-current asset in accordance with SFAS No. 115 – Accounting for Certain Investments in Debt and Equity Securities, because the shares are not registered or otherwise currently marketable. The company does not consider this investment to be critical to its ongoing business operations. Any future sale would be dependent upon the waiver of certain restrictions by TRW Auto, or the events described in the Second Amended and Restated Stockholders Agreement dated January 28, 2004, between the company and TRW Auto.

9.  GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

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

NORTHROP GRUMMAN CORPORATION

tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of reporting units.

The changes in the carrying amount of goodwill for the three months ended March 31, 2005, are as follows:

$ in millions	Electronic Systems	Ships	Information Technology	Mission Systems	Integrated Systems	Space Technology	Total
Balance as of December 31, 2004	$2,597	$3,630	$2,398	$4,265	$955	$3,337	$17,182
Goodwill acquired			319				319
Goodwill of businesses sold	(19)						(19)
Fair value adjustments to net assets acquired		(12)	(4)	(11)		(10)	(37)
Balance as of March 31, 2005	$2,578	$3,618	$2,713	$4,254	$955	$3,327	$17,445

Fair Value Adjustments to Net Assets Acquired – The adjustments during the three months ended March 31, 2005, are primarily related to the recognition of a portion of the capital loss carryforward associated with the company’s acquisition of TRW. Due to the uncertainty related to the company’s ability to fully utilize this capital loss carryforward, a valuation allowance equal to the full amount of the related tax benefit was recorded as of the acquisition date. Any reduction to this valuation allowance is recorded as a reduction of goodwill.

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets as follows:

	March 31, 2005			December 31, 2004
$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$2,571	$(1,197)	$1,374	$2,572	$(1,146)	$1,426
Other purchased intangibles	110	(61)	49	110	(59)	51
Total	$2,681	$(1,258)	$1,423	$2,682	$(1,205)	$1,477

All of the company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense for the three months ended March 31, 2005, was $54 million.

The table below shows expected amortization for purchased intangibles for the remainder of 2005 and for the next five years:

$ in millions
Year Ended December 31
2005 (April 1 to December 31)	$161
2006	126
2007	113
2008	107
2009	96
2010	77

NORTHROP GRUMMAN CORPORATION

10.  RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table.

	Three months ended March 31
	Pension Benefits		Medical and Life Benefits
$ in millions	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$169	$141	$18	$14
Interest cost	273	263	45	44
Expected return on plan assets	(367)	(344)	(12)	(12)
Amortization of:
Prior service costs	13	13
Net loss from previous years	15	13	6	2
Other		5
Net periodic benefit cost	$103	$91	$57	$48
Defined contribution plans cost	$63	$55

Restatement for Medicare Part D Subsidy – The net periodic benefit cost of medical and life benefits for the three months ended March 31, 2004, has been restated in the table above to reflect a reduction of $2 million in interest cost and $2 million in actuarial loss (see Note 1).

Employer Contributions – The company expects to contribute approximately $205 million to its pension plans and approximately $184 million to its medical and life benefit plans in 2005. As of March 31, 2005, contributions of $28 million and $27 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

11.  LITIGATION, COMMITMENTS, AND CONTINGENCIES

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

In August 1992, in U.S. ex rel. Rex Robinson v. Northrop Grumman Corporation, the United States District Court for the Northern District of Illinois unsealed a complaint brought by four individuals in the name of the United States of America. The action was filed on August 10, 1989, seeking damages under the qui tam provision

NORTHROP GRUMMAN CORPORATION

of the civil False Claims Act. The relators also sought damages as individuals for alleged retaliation. On March 1, 2005, the company agreed with the government to settle the False Claims Act case for $62 million. The company also agreed to settle the relators’ personal claims including their claim for attorney fees and to reimburse the government for previously billed legal costs incurred by the company. As a result of the settlement, the company recorded a pre-tax charge of $35 million in the fourth quarter of 2004 and paid a total of $99 million in the first quarter of 2005.

Income Tax Matters – The Internal Revenue Service has completed its audits of the B-2 program for the years ended December 31, 1997 through December 31, 2000, and has proposed an adjustment that does not affect the company’s income tax liability but could result in an obligation to pay an amount of interest to the Internal Revenue Service that could be significant. The company believes the proposed adjustment will be eliminated or significantly reduced. Accordingly, the company does not believe that the adjustment proposed by the Internal Revenue Service will have a material effect on the company’s financial position, results of operations, or cash flows.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts of currently or formerly owned operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at March 31, 2005, the range of reasonably possible future costs for environmental remediation sites is $288 million to $389 million, of which $304 million is accrued. Factors that could result in changes to the company’s estimate include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Co-Operative Agreements – In July and August of 2003, Ship Systems executed agreements with the states of Mississippi and Louisiana, respectively, whereby Ship Systems will lease facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ship Systems to these states. Under the Mississippi agreement, Ship Systems is required to match the state’s funding with expenditures in the amount of $121 million and create up to 2,000 new full-time jobs in Mississippi by December 2007. Under the Louisiana agreement, Ship Systems is required to match the state’s funding with expenditures in the amount of $56 million through 2007, and employ a minimum of 5,200 full-time employees in 16 of the 32 fiscal quarters beginning January 1, 2003, and ending December 31, 2010. Failure by Ship Systems to meet these commitments would result in reimbursement by Ship Systems to Mississippi and Louisiana in accordance with the respective agreements. Management believes that all commitments under the Louisiana and Mississippi co-operative endeavor agreements will be met based on the Ship Systems business plan which reflects the company’s current understanding of the customer’s DD(X) acquisition strategy.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee

NORTHROP GRUMMAN CORPORATION

the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At March 31, 2005, there were $506 million of unused stand-by letters of credit, $123 million of bank guarantees, and $542 million of surety bonds outstanding.

Indemnifications – The company has retained certain warranty, environmental and other liabilities in connection with certain divestitures. The settlement of these liabilities is not expected to have a material effect on the company’s financial position, results of operations, or cash flows.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

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

Had compensation expense been determined based on the fair value at the grant dates for stock awards, consistent with the method of SFAS No. 123 – Accounting for Stock-Based Compensation, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below. These amounts were determined using weighted-average per share fair values for market options granted in the three months ended March 31, 2005, and 2004, of $16 and $23, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years for all periods presented and the following additional assumptions for the three months ended March 31, 2005, and 2004, respectively – dividend yield: 1.9 percent and 1.6 percent; expected volatility: 30 percent and 29 percent; and risk-free interest rate: 3.6 percent and 2.3 percent.

	Three months ended March 31
$ in millions, except per share	2005	2004
Net income as reported	$409	$236
Stock-based compensation, net of tax, included in net income as reported	16	22
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(27)	(28)
Pro-forma net income using the fair value method	$398	$230
Basic Earnings Per Share
As reported	$1.13	$.65
Pro-forma	$1.10	$.64
Diluted Earnings Per Share
As reported	$1.11	$.65
Pro-forma	$1.08	$.63

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2005, and the related consolidated condensed statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated March 1, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

April 27, 2005

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

The company is primarily organized into seven business sectors: Electronic Systems, Newport News, Ship Systems, Mission Systems, Integrated Systems, Information Technology, and Space Technology. For financial reporting purposes, each business sector is a reportable segment with the exception of Newport News and Ship Systems, which are aggregated and reported as the Ships segment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 131 – Disclosures about Segments of an Enterprise and Related Information.

The following discussion should be read along with the company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

CONSOLIDATED RESULTS

Selected financial highlights are presented in the table below. The operating margin, income, and earnings per share data for the three months ended March 31, 2004, have been restated to reflect the reclassification of certain CT businesses and the federal subsidy resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (see Note 1 to the Consolidated Condensed Financial Statements in Part I, Item 1).

	Three months ended March 31
$ in millions, except per share	2005	2004
Sales and service revenues	$7,453	$7,164
Operating margin	595	438
Income from continuing operations	398	232
Net income	409	236
Diluted earnings per share from continuing operations	1.08	.64
Diluted earnings per share	1.11	.65
Net cash provided by operating activities	263	263

Sales and Service Revenue

Sales and service revenues for the three months ended March 31, 2005, increased $289 million, or 4 percent, as compared with the same period in 2004. This increase reflects double-digit growth in the Integrated Systems and Mission Systems operating segments.

Operating Margin

Operating margin for the three months ended March 31, 2005, increased $157 million, or 36 percent, as compared with the same period in 2004, due to lower unallocated expenses and higher segment operating margin. Unallocated expenses decreased $80 million primarily due to lower legal costs and lower unrecoverable costs. Segment operating margin increased $78 million primarily due to higher sales volume and improved operating

NORTHROP GRUMMAN CORPORATION

performance. In addition, operating margin for the three months ended March 31, 2004, included a $62 million provision related to the resolution of the Allison Gas Turbine litigation.

Income from Continuing Operations

Income from continuing operations for the three months ended March 31, 2005, increased $166 million, or 72 percent, as compared with the same period in 2004. The increase primarily reflects strong segment operating margin performance and the recognition of an after-tax gain of $45 million from the sale of common shares of TRW Automotive Holdings Corp. (TRW Auto). The three months ended March 31, 2004, included an after-tax provision of $40 million related to the resolution of the Allison Gas Turbine litigation.

Net Income

Net income for the three months ended March 31, 2005, increased $173 million, or 73 percent, as compared with the same period in 2004. The $11 million after-tax gain on disposal of discontinued operations during the three months ended March 31, 2005, is due to the divestiture of Teldix GmbH (Teldix) by the Electronic Systems segment.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2005, was unchanged as compared with the same period in 2004. Net cash from operating activities for the three months ended March 31, 2005, included a payment of $99 million for a litigation settlement. Net cash from operating activities for the three months ended March 31, 2004, included the receipt of $104 million of federal and state tax refunds.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

The company’s financial statements are in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates.

There have been no changes in the company’s critical accounting policies during the three months ended March 31, 2005.

SEGMENT OPERATING RESULTS

Segment operating results are discussed below with respect to the following financial measures:

Contract Acquisitions – Contract acquisitions represent orders received during the period for which funding has been contractually obligated by the customer. Contract acquisitions tend to fluctuate from year to year and are determined by the size and timing of new and follow-on orders. In the year that a business is purchased or divested, its existing funded order backlog as of the date of purchase or disposition is reported as an increase or decrease, respectively, to contract acquisitions.

Sales and Service Revenues – Year-to-year sales vary less than contract acquisitions and reflect performance under new and ongoing contracts.

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

NORTHROP GRUMMAN CORPORATION

Effective January 1, 2005, certain business areas within the Electronic Systems, Ships and Space Technology segments were realigned and some business areas have been renamed. Where applicable, all prior period information has been reclassified to reflect these realignments and references to business areas in the discussion below reflect the new names.

Contract Acquisitions and Sales and Service Revenues in the tables within this section include intercompany amounts that are eliminated in the accompanying Consolidated Condensed Financial Statements.

ELECTRONIC SYSTEMS

	Three months ended March 31
$ in millions	2005	2004
Contract Acquisitions	$1,672	$1,772
Sales and Service Revenues	1,543	1,538
Segment Operating Margin	161	158
As a percentage of segment sales	10.4%	10.3%

Contract Acquisitions

Electronic Systems segment contract acquisitions for the three months ended March 31, 2005, decreased $100 million, or 6 percent, as compared with the same period in 2004. The decrease was primarily due to a $205 million backlog adjustment resulting from the sale of Teldix, partially offset by accelerated funding for restricted programs within the Naval & Marine Systems business area.

Sales and Service Revenues

Electronic Systems segment sales for the three months ended March 31, 2005, increased slightly as compared with the same period in 2004. Sales in the Government Systems business area increased $46 million, or 36 percent, due to higher sales of bio-detection systems to the U.S. Postal Service. Sales in the Defensive & Navigation Systems business area increased $34 million, or 8 percent, primarily due to higher volume of infrared countermeasures. These increases were offset by lower sales of $54 million, or 27 percent, in Defense Other and $18 million, or 9 percent, in Naval & Marine Systems.

Segment Operating Margin

Electronic Systems segment operating margin for the three months ended March 31, 2005, increased $3 million, or 2 percent, as compared with the same period in 2004, primarily due to improved performance in Government Systems’ bio-detection program.

SHIPS

	Three months ended March 31
$ in millions	2005	2004
Contract Acquisitions	$1,166	$1,518
Sales and Service Revenues	1,514	1,444
Segment Operating Margin	104	86
As a percentage of segment sales	6.9%	6.0%

Contract Acquisitions

Ships segment contract acquisitions for the three months ended March 31, 2005, decreased $352 million, or 23 percent, compared with the same period in 2004. The decrease was primarily driven by the funding profile of the Virginia-class submarine Block 2 program. Significant contract acquisitions in the three months ended March 31,

NORTHROP GRUMMAN CORPORATION

2005, included $218 million for the USS Washington in the Aircraft Carrier business area, $165 million for the LPD program in the Expeditionary Warfare business area, and $135 million in the Coast Guard & Coastal Defense business area. Contract acquisitions for the remainder of 2005 may be affected as a result of changes in the customer’s DD(X) acquisition strategy.

Sales and Service Revenues

Ships segment sales for the three months ended March 31, 2005, increased $70 million, or 5 percent, as compared with the same period in 2004. The increase was due to a $76 million, or 25 percent, increase in the Expeditionary Warfare business area from continued ramp-up on the LPD and LHD programs, a $24 million, or 150 percent, increase in the Coast Guard and Coastal Defense business area due to higher revenue in the Deepwater program, and a $20 million, or 12 percent, increase in the Submarines business area due to higher revenue in the Virginia-class program. These increases were partially offset by lower sales of $20 million and $17 million, or 49 percent and 4 percent, in the Commercial and Other and Surface Combatants business areas, respectively.

Segment Operating Margin

Ships segment operating margin for the three months ended March 31, 2005, increased $18 million, or 21 percent, as compared with the same period in 2004 due primarily to higher sales volume and improved performance in the LPD and LHD programs in the Expeditionary Warfare business area.

MISSION SYSTEMS

	Three months ended March 31
$ in millions	2005	2004
Contract Acquisitions	$1,255	$1,336
Sales and Service Revenues	1,305	1,183
Segment Operating Margin	91	76
As a percentage of segment sales	7.0%	6.4%

Contract Acquisitions

Mission Systems contract acquisitions for the three months ended March 31, 2005, decreased $81 million, or 6 percent, as compared with the same period of 2004. The decrease was due to timing of funding across numerous programs primarily within the Command, Control & Intelligence Systems business area.

Sales and Service Revenues

Mission Systems segment sales for the three months ended March 31, 2005, increased $122 million, or 10 percent, as compared with the same period of 2004, reflecting increased volume in the Missile Systems and Command, Control & Intelligence Systems business areas. The increase in the Missile Systems business area of $68 million, or 24 percent, was related to the Kinetic Energy Interceptors program and the Intercontinental Ballistic Missile program. The increase in the Command, Control & Intelligence Systems business area of $67 million, or 9 percent, was primarily related to restricted programs. These increases were partially offset by lower sales of $20 million, or 11 percent, in the Technical & Management Services business area.

Segment Operating Margin

Mission Systems segment operating margin for the three months ended March 31, 2005, increased $15 million, or 20 percent, as compared with the same period of 2004. The increase was primarily attributable to increased sales volume and performance improvement in the Missile Systems and Command, Control & Intelligence Systems business areas.

NORTHROP GRUMMAN CORPORATION

INTEGRATED SYSTEMS

	Three months ended March 31
$ in millions	2005	2004
Contract Acquisitions	$1,939	$1,768
Sales and Service Revenues	1,299	1,147
Segment Operating Margin	136	116
As a percentage of segment sales	10.5%	10.1%

Contract Acquisitions

Integrated Systems segment contract acquisitions for the three months ended March 31, 2005, increased $171 million, or 10 percent, as compared with the same period in 2004. The increase was mainly due to increased funding in the Air Combat Systems business area. The principal acquisitions for Air Combat Systems for the three months ended March 31, 2005, were $643 million, $213 million, and $175 million for the F/A-18, Unmanned Systems, and F-35 programs, respectively.

Sales and Service Revenues

Integrated Systems segment sales for the three months ended March 31, 2005, increased $152 million, or 13 percent, as compared with the same period in 2004, due to higher sales volume in the Airborne Early Warning and Electronic Warfare Systems and Air Combat Systems business areas. Airborne Early Warning and Electronic Warfare Systems revenue increased $93 million, or 33 percent, due to higher revenue from the E-2 Advanced Hawkeye and EA-18G programs; Air Combat Systems revenue increased $74 million, or 10 percent, primarily due to higher revenue from the Joint Unmanned Combat Air System (J-UCAS) and Multi-Platform Radar Technology Insertion Program (MP RTIP) programs. These increases were partially offset by lower sales of $13 million, or 8 percent, in the Airborne Ground Surveillance and Battle Management Systems business area.

Segment Operating Margin

Integrated Systems segment operating margin for the three months ended March 31, 2005, increased $20 million, or 17 percent, as compared with the same period in 2004. The increase was primarily due to higher sales volume on the EA-18G program and improved performance on the E-2 Advanced Hawkeye program in the Airborne Early Warning and Electronic Warfare Systems business area.

INFORMATION TECHNOLOGY

	Three months ended March 31
$ in millions	2005	2004
Contract Acquisitions	$1,306	$1,212
Sales and Service Revenues	1,229	1,230
Segment Operating Margin	85	71
As a percentage of segment sales	6.9%	5.8%

Contract Acquisitions

Information Technology segment contract acquisitions for the three months ended March 31, 2005, increased $94 million, or 8 percent, as compared with the same period in 2004. Principal acquisitions for the three months ended March 31, 2005, included $120 million for the Joint Base Operations Support Contract in the Technology Services business area, $97 million for the Vought program in the Commercial Information Technology business area, and $52 million for the Treasury Communications System in the Government Information Technology business area.

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues

Information Technology segment sales for the three months ended March 31, 2005, were essentially unchanged as compared with the same period in 2004. Sales in the Technology Services business area increased $11 million, or 7 percent, due to higher volume, which was primarily offset by a $9 million, or 5 percent, decrease in the Enterprise Information Technology business area due to the timing of orders.

Segment Operating Margin

Information Technology segment operating margin for the three months ended March 31, 2005, increased $14 million, or 20 percent, as compared with the same period in 2004. The increase was primarily due to improved program performance in the Government Information Technology and Commercial Information Technology business areas.

SPACE TECHNOLOGY

	Three months ended March 31
$ in millions	2005	2004
Contract Acquisitions	$873	$1,133
Sales and Service Revenues	863	806
Segment Operating Margin	62	51
As a percentage of segment sales	7.2%	6.3%

Contract Acquisitions

Space Technology segment contract acquisitions for the three months ended March 31, 2005, decreased $260 million, or 23 percent, as compared with the same period of 2004. The decrease was primarily due to the timing of acquisitions in the Intelligence, Surveillance & Reconnaissance business area. Principal contract acquisitions in the three months ended March 31, 2005, included $143 million and $91 million for the National Polar-Orbiting Operational Environmental Satellite System and James Webb Space Telescope programs, respectively, in the Civil Space business area, and $102 million for the F-35 program in the Software Defined Radios business area.

Sales and Service Revenues

Space Technology segment sales for the three months ended March 31, 2005, increased $57 million, or 7 percent, as compared with the same period of 2004, due to higher volume in the Civil Space and Intelligence, Surveillance & Reconnaissance business areas. Sales in the Civil Space business area increased $58 million, or 37 percent, due to higher volume from the NASA and National Oceanic and Atmospheric Administration programs. Sales in the Intelligence, Surveillance & Reconnaissance business area increased $53 million, or 22 percent, primarily due to restricted programs. These increases were partially offset by lower sales of $41 million, or 30 percent, in the Satellite Communications business area.

Segment Operating Margin

Space Technology segment operating margin for the three months ended March 31, 2005, increased $11 million, or 22 percent, as compared with the same period of 2004, primarily due to higher sales volume and improved performance in the Intelligence, Surveillance & Reconnaissance and Civil Space business areas.

NORTHROP GRUMMAN CORPORATION

NON-SEGMENT FACTORS AFFECTING OPERATING MARGIN

The components of operating margin are as follows:

	Three months ended March 31
$ in millions	2005	2004
Segment Operating Margin
Electronic Systems	$161	$158
Ships	104	86
Mission Systems	91	76
Integrated Systems	136	116
Information Technology	85	71
Space Technology	62	51
Other	(1)	2
Non-segment Factors Affecting Operating Margin
Unallocated expenses	(27)	(107)
Pension expense	(103)	(91)
Reversal of CAS pension expense included above	92	80
Reversal of royalty income included above	(5)	(4)
Total operating margin	$595	$438

Operating margin as a percentage of total sales and service revenues was 8 percent and 6 percent for the three months ended March 31, 2005, and 2004, respectively. The increase is primarily due to lower unallocated expenses and higher segment operating margin.

Unallocated Expenses

Unallocated expenses for the three months ended March 31, 2005, decreased $80 million as compared with the same period of 2004, primarily due to lower legal costs and lower unrecoverable costs. Legal costs for the three months ended March 31, 2004, included a $62 million provision related to the resolution of the Allison Gas Turbine litigation.

Pension Expense

Pension expense is included in the segments’ cost of sales to the extent that these costs are currently recognized under CAS. In order to reconcile segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.”

OTHER SIGNIFICANT INCOME STATEMENT COMPONENTS

Interest Expense

Interest expense for the three months ended March 31, 2005, decreased $18 million, or 16 percent, as compared with the same period in 2004. The decrease is primarily due to lower outstanding debt.

Other, Net

Other, net for the three months ended March 31, 2005, increased $72 million as compared with the same period in 2004. The increase is primarily due to the pre-tax gain of $70 million recognized from the sale of the TRW Auto shares.

Income Taxes

The company’s effective tax rate on income from continuing operations for the three months ended March 31, 2005, was 33 percent as compared to 34 percent for the same period in 2004.

NORTHROP GRUMMAN CORPORATION

Discontinued Operations

The $11 million after-tax gain on disposal of discontinued operations during the three months ended March 31, 2005, is due to the divestiture of Teldix. For further information regarding this divestiture, see Note 5 to the Consolidated Condensed Financial Statements in Part I, Item 1.

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

The following table presents funded, unfunded, and total backlog by segment.

	March 31, 2005
$ in millions	Funded	Unfunded	Total Backlog
Electronic Systems	$6,907	$2,094	$9,001
Ships	8,817	3,385	12,202
Mission Systems	3,117	7,657	10,774
Integrated Systems	5,331	9,352	14,683
Information Technology	2,645	2,524	5,169
Space Technology	1,759	7,425	9,184
Other	30		30
Intersegment eliminations	(655)		(655)
Total	$27,951	$32,437	$60,388

Major components in unfunded backlog include the Kinetic Energy Interceptors program in the Mission Systems segment; the F-35, F/A-18, and E-2 Advanced Hawkeye programs in the Integrated Systems segment; the National Polar-Orbiting Operational Environmental Satellite System program in the Space Technology segment; and Block 2 of the Virginia-class submarines program in the Ships segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – For the three months ended March 31, 2005, the company generated net cash from operating activities of $263, which was unchanged as compared with the same period of 2004. Net cash from operating activities for the three months ended March 31, 2005, included a payment of $99 million for a litigation settlement. Net cash from operating activities for the three months ended March 31, 2004, included the receipt of $104 million of federal and state tax refunds.

For 2005, cash generated from operations supplemented by borrowings under credit facilities is expected to be sufficient to service debt and contract obligations, finance capital expenditures, and continue paying dividends to the company’s shareholders.

Investing Activities – Cash used in investing activities for the three months ended March 31, 2005, was $310 million compared to cash used of $33 million for the three months ended March 31, 2004.

In March 2005, the company acquired Integic for $313 million, sold 7.3 million common shares of TRW Auto for $143 million, and sold Teldix for $56 million.

NORTHROP GRUMMAN CORPORATION

The company owns approximately 3.5 million common shares of Endwave Corporation (Endwave – NASDAQ: ENWV). On March 25, 2005, Endwave announced that it had filed a registration statement with the Securities and Exchange Commission to register for sale 5 million of its common shares of which 3 million will be offered by Northrop Grumman.

Financing Activities – Cash used in financing activities was $399 million for the three months ended March 31, 2005, as compared with $115 million used in the same period of 2004.

During the three months ended March 31, 2005 and 2004, the company paid approximately $360 million and $164 million under common stock repurchase programs, respectively. See Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1.

NEW ACCOUNTING STANDARDS

Management is currently evaluating the effect that adoption of new accounting pronouncements, may have on the company’s financial position or results of operations in future periods. See Note 2 to the Consolidated Condensed Financial Statements in Part I, Item 1.

FORWARD-LOOKING INFORMATION

Certain statements and assumptions in this report on Form 10-Q contain or are based on “forward-looking” information (that Northrop Grumman believes to be within the definition in the Private Securities Litigation Reform Act of 1995) and involve risks and uncertainties, and include, among others, statements in the future tense, and all statements accompanied by terms such as “believe”, “project,” “expect,” “estimate,” “assume,” “intend”, “anticipate” or variations thereof and similar terms. This information reflects the company’s best estimates when made, but the company expressly disclaims any duty to update this information if new data becomes available or estimates change after the date of this report.

Such “forward-looking” information includes, among other things, projected deliveries, expected funding for various programs, future effective income tax rates, financial guidance regarding sales, segment operating margin, pension expense, employer contributions under pension plans and medical and life benefits plans, and cash flow, and is subject to numerous assumptions and uncertainties, many of which are outside of Northrop Grumman’s control. These include Northrop Grumman’s assumptions with respect to future revenues, expected program performance and cash flows, returns on pension plan assets and variability of pension actuarial and related assumptions, the outcome of litigation and appeals, environmental remediation, divestitures of businesses, successful reduction of debt, effective tax rates and timing and amounts of tax payments, the results of any audit or appeal process with the Internal Revenue Service, and anticipated costs of capital investments, among other things.

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

NORTHROP GRUMMAN CORPORATION

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, and short-term investments. At March 31, 2005, substantially all borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. The company’s sensitivity to a 1 percent change in interest rates is tied primarily to its $2.5 billion credit agreement, which had no balance outstanding at March 31, 2005.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At March 31, 2005, two interest rate swap agreements were in effect but were not significant.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At March 31, 2005, the amount of foreign currency forward contracts outstanding was not material. The company does not consider its market risk exposure relating to foreign currency exchange to be material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The company’s principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of March 31, 2005, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2005, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

In August 1992, in U.S. ex rel. Rex Robinson v. Northrop Grumman Corporation, the United States District Court for the Northern District of Illinois unsealed a complaint brought by four individuals in the name of the United States of America. The action was filed on August 10, 1989, seeking damages under the qui tam provision of the civil False Claims Act. The relators also sought damages as individuals for alleged retaliation. On March 1, 2005, the company agreed with the government to settle the False Claims Act case for $62 million. The company also agreed to settle the relators’ personal claims including their claim for attorney fees and to reimburse the government for previously billed legal costs incurred by the company. As a result of the settlement, the company recorded a pre-tax charge of $35 million in the fourth quarter of 2004 and paid a total of $99 million in the first quarter of 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005, through January 31, 2005	4,372,700	$52.39	4,372,700	$462 million
February 1, 2005, through February 28, 2005	1,098,847	$52.65	1,098,847	$404 million
March 1, 2005, through March 31, 2005	923,511	$54.14	923,511	$354 million
Total	6,395,058	$52.69	6,395,058

(1)

On October 26, 2004, the company’s Board of Directors authorized a program to repurchase up to $1 billion of its outstanding common stock to be completed over a twelve to eighteen-month period. Share repurchases

NORTHROP GRUMMAN CORPORATION

take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with this publicly announced repurchase program.

(2)	Includes commissions paid.

Item 3.  Defaults Upon Senior Securities

No information is required in response to this item.

Item 4.  Submission of Matters to a Vote of Security Holders

No information is required in response to this item.

Item 5.  Other Information

No information is required in response to this item.

Item 6.  Exhibits

10.1	Agreement between Charles H. Noski and Northrop Grumman Corporation dated January 14, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K dated January 14, 2005 and filed January 18, 2005)
10.2	Base salary adjustments for named executive officers, as defined by Item 402(a)(3) of Regulation S-K of the Securities and Exchange Commission, of Northrop Grumman Corporation, and approval of 2005 goals under the 2002 Incentive Compensation Plan of Northrop Grumman Corporation (incorporated by reference to Form 8-K dated February 28, 2005 and filed March 4, 2005)
10.3	Form of letter from Northrop Grumman Corporation regarding Stock Option and RPSR Retirement Enhancement with respect to the Northrop Grumman 2001 Long-Term Incentive Plan (As amended September 17, 2003) (incorporated by reference to Exhibit 10.2 of Form 8-K dated March 14, 2005 and filed March 15, 2005)
10.4	Form of Third Amendment dated as of February 23, 2005 to the $2,500,000,000 Five-Year Revolving Credit Agreement dated as of March 30, 2001 by and among Northrop Grumman Corporation, Northrop Grumman Systems Corporation and Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), the Lenders party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan Bank) and Credit Suisse First Boston, as Co-Administrative Agents, JPMorgan Chase Bank, as Payment Agent, Salomon Smith-Barney, Inc., as Syndication Agent, and the Bank of Nova Scotia and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex. Brown, Inc.) as Co-Documentation Agents, and amended by First Amendment dated as of November 26, 2002 and Second Amendment dated as of January 15, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 14, 2005 and filed March 15, 2005)
*10.5	Form of Restricted Rights Agreement for 2004 Restricted Stock Rights granted under the Northrop Grumman Corporation 2001 Long-Term Incentive Stock Plan
*10.6	Northrop Grumman Executive Medical Plan Benefit Matrix
*15	Letter from independent registered public accounting firm regarding unaudited interim financial information
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)

NORTHROP GRUMMAN CORPORATION

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report
**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION

(Registrant)

Date: April 27, 2005	By:	/s/ SANDRA J. WRIGHT
Sandra J. Wright Corporate Vice President and Controller (Chief Accounting Officer)

II-4