Form 10-Q
period 2005-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2005-07-28
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 26, 2005, 357,092,846 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

$ in millions	June 30, 2005	December 31, 2004
Assets:
Cash and cash equivalents	$1,215	$1,230
Accounts receivable, net of progress payments of $29,779 in 2005 and $26,754 in 2004	3,542	3,492
Inventoried costs, net of progress payments of $1,010 in 2005 and $1,049 in 2004	1,185	1,049
Deferred income taxes	748	777
Prepaid expenses and other current assets	232	293
Total current assets	6,922	6,841
Property, plant, and equipment, net of accumulated depreciation of $2,410 in 2005 and $2,189 in 2004	4,204	4,210
Goodwill	17,379	17,182
Other purchased intangibles, net of accumulated amortization of $1,313 in 2005 and $1,205 in 2004	1,403	1,477
Prepaid retiree benefits cost and intangible pension asset	2,893	2,938
Other assets	645	647
Total assets	$33,446	$33,295

NORTHROP GRUMMAN CORPORATION

$ in millions	June 30, 2005	December 31, 2004
Liabilities and Shareholders’ Equity:
Notes payable to banks	$53	$9
Current portion of long-term debt	526	33
Trade accounts payable	1,552	1,750
Accrued employees’ compensation	1,044	1,070
Advances on contracts	1,508	1,336
Income taxes payable	439	454
Other current liabilities	1,436	1,505
Total current liabilities	6,558	6,157
Long-term debt	4,581	5,116
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,827	3,736
Deferred income taxes	530	506
Other long-term liabilities	742	730
Total liabilities	16,588	16,595
Common stock, 800,000,000 shares authorized; issued and outstanding: 2005 — 357,527,618; 2004 — 364,430,202	358	364
Paid-in capital	12,024	12,426
Retained earnings	4,614	4,014
Unearned compensation	(2)	(3)
Accumulated other comprehensive loss	(136)	(101)
Total shareholders’ equity	16,858	16,700
Total liabilities and shareholders’ equity	$33,446	$33,295

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30		Six months ended June 30
$ in millions, except per share	2005	2004	2005	2004
Sales and Service Revenues
Product sales	$5,318	$5,182	$10,254	$10,170
Service revenues	2,644	2,253	5,161	4,429
Total revenues	7,962	7,435	15,415	14,599
Cost of Sales and Service
Cost of product sales	4,277	4,179	8,230	8,197
Cost of service revenues	2,364	2,086	4,607	4,153
General and administrative expenses	705	677	1,367	1,318
Operating margin	616	493	1,211	931
Interest income	25	16	39	32
Interest expense	(94)	(112)	(189)	(225)
Other, net	7	3	89	13
Income from continuing operations before income taxes	554	400	1,150	751
Federal and foreign income taxes	188	102	386	221
Income from continuing operations	366	298	764	530
Income from discontinued operations, net of tax				1
Gain on disposal of discontinued operations, net of tax	1		12	3
Net income	$367	$298	$776	$534
Basic Earnings Per Share
Continuing operations	$1.02	$.83	$2.13	$1.47
Disposal of discontinued operations			.03	.01
Basic earnings per share	$1.02	$.83	$2.16	$1.48
Weighted average common shares outstanding, in millions	358.5	359.0	359.5	360.2
Diluted Earnings Per Share
Continuing operations	$1.00	$.82	$2.09	$1.46
Disposal of discontinued operations			.03	.01
Diluted earnings per share	$1.00	$.82	$2.12	$1.47
Weighted average diluted shares outstanding, in millions	365.2	363.5	365.7	364.3

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30		Six months ended June 30
$ in millions	2005	2004	2005	2004
Net income	$367	$298	$776	$534
Other Comprehensive (Loss) Income
Change in cumulative translation adjustment	(5)	(11)	(4)	(7)
Unrealized (losses) gains on marketable securities, net of tax of $0 for three months ended June 30, 2005, and 2004, and $0 and $13 for the six months ended June 30, 2005, and 2004, respectively	(2)	(1)	(2)	23
Reclassification adjustment on sale of marketable securities, net of tax of $15			(29)
Other comprehensive (loss) income, net of tax	(7)	(12)	(35)	16
Comprehensive income	$360	$286	$741	$550

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
$ in millions	2005	2004
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$3,916	$3,941
Other collections	11,586	10,539
Income tax refunds received	29	104
Interest received	71	2
Other cash receipts	16	29
Total sources of cash—continuing operations	15,618	14,615
Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	13,885	13,182
Interest paid	195	231
Income taxes paid	349	291
Litigation settlement	99
Other cash payments	14	18
Total uses of cash—continuing operations	14,542	13,722
Cash provided by continuing operations	1,076	893
Cash used in discontinued operations		(20)
Net cash provided by operating activities	1,076	873
Investing Activities
Proceeds from sale of businesses	56	64
Payment for business purchased	(313)
Proceeds from sale of property, plant, and equipment	5	6
Additions to property, plant, and equipment	(346)	(267)
Proceeds from sale of investments	143	23
Other investing activities, net	(17)	12
Net cash used in investing activities	(472)	(162)
Financing Activities
Borrowings under lines of credit	55	103
Repayment of borrowings under lines of credit	(11)	(103)
Principal payments of long-term debt	(32)	(109)
Proceeds from issuance of stock	52	64
Dividends paid	(176)	(154)
Common stock repurchases	(507)	(295)
Net cash used in financing activities	(619)	(494)
(Decrease) increase in cash and cash equivalents	(15)	217
Cash and cash equivalents, beginning of period	1,230	342
Cash and cash equivalents, end of period	$1,215	$559

NORTHROP GRUMMAN CORPORATION

	Six months ended June 30
$ in millions	2005	2004
Reconciliation of Income from Continuing Operations to Net Cash Provided by Operating Activities
Income from continuing operations	$764	$530
Adjustments to reconcile to net cash provided by operating activities
Depreciation	257	244
Amortization of intangible assets	108	113
Stock-based compensation	58	56
Loss on disposals of property, plant, and equipment	6	3
Amortization of long-term debt premium	(10)	(10)
Gain on sale of investment	(70)
Decrease (increase) in
Accounts receivable	(3,046)	(2,967)
Inventoried costs	(97)	(141)
Prepaid expenses and other current assets	(20)	7
Increase (decrease) in
Progress payments	2,986	2,710
Accounts payable and accruals	(80)	260
Deferred income taxes	95	88
Income taxes payable	13	(33)
Retiree benefits	136	29
Other non-cash transactions, net	(24)	4
Cash provided by continuing operations	1,076	893
Cash used in discontinued operations		(20)
Net cash provided by operating activities	$1,076	$873
Non-Cash Investing and Financing Activities
Sale of business
Liabilities assumed by purchaser	$41
Purchase of business
Fair value of assets acquired	$356
Payment for business purchased	(313)
Liabilities assumed	$43

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Six months ended June 30
$ in millions, except per share	2005	2004
Common Stock
At beginning of period	$364	$362
Common stock repurchased	(9)	(4)
Employee stock awards and options	3	1
At end of period	358	359
Paid-in Capital
At beginning of period	12,426	12,071
Common stock repurchased	(480)	(291)
Stock split		179
Employee stock awards and options, net of tax	78	121
At end of period	12,024	12,080
Retained Earnings
At beginning of period	4,014	3,431
Net income	776	534
Stock split		(179)
Cash dividends	(176)	(154)
At end of period	4,614	3,632
Unearned Compensation
At beginning of period	(3)	(6)
Amortization of unearned compensation	1	2
At end of period	(2)	(4)
Accumulated Other Comprehensive Loss
At beginning of period	(101)	(73)
Change in cumulative translation adjustment	(4)	(7)
Unrealized (losses) gains on marketable securities, net of tax	(2)	23
Reclassification adjustment on sale of marketable securities, net of tax	(29)
At end of period	(136)	(57)
Total shareholders’ equity	$16,858	$16,010
Cash dividends per share	$.49	$.43

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

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the company’s 2004 Annual Report on Form 10-K.

The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is management’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Friday nearest these quarter-end dates, in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist within a reporting year.

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

During the third quarter of 2004, the company suspended its efforts to sell the remaining Component Technologies (CT) businesses, which consisted of a manufacturer of complex printed circuit boards and assemblies, an electronic connector manufacturer, and a European-based marketing group. Accordingly, the assets, liabilities, and results of operations of these businesses were reclassified from discontinued operations to continuing operations for the three and six months ended June 30, 2004, and reported under the segment entitled “Other.” As a result of the reclassification, net sales for the three and six months ended June 30, 2004, increased by $61 million and $120 million, respectively. Income from continuing operations increased by $6 million for the three and six months ended June 30, 2004, and diluted earnings per share from continuing operations increased by $.02 for the three and six months ended June 30, 2004. Effective January 1, 2005, the manufacturer of complex printed circuit boards and the electronic connector manufacturer were realigned from the Other segment to the Electronic Systems segment. The prior year financial statements do not reflect this realignment as the effect on the Electronic Systems segment’s sales and operating margin was not significant. During the second quarter of 2005, the company decided to shut-down the European-based marketing group and the costs associated with the shut-down are not significant.

Restatement for Medicare Part D Subsidy – During the third quarter of 2004, the company recorded the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 retroactively to January 1, 2004,

NORTHROP GRUMMAN CORPORATION

in accordance with the guidelines of Financial Accounting Standards Board (FASB) Staff Position FAS 106-2 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, net income for the three and six months ended June 30, 2004, increased by $3 million, or $.01 per diluted share, and $7 million, or $.02 per diluted share, respectively.

2.  NEW ACCOUNTING STANDARDS

Several new accounting pronouncements issued by the FASB became effective during the periods presented. None of the new pronouncements effective during the periods presented had a significant effect on the company’s financial position or results of operations.

Other new pronouncements issued by the FASB and not effective until after June 30, 2005, are not expected to have a significant effect on the company’s financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 – Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, that clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) No. 143 – Accounting for Asset Retirement Obligations. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123(R) – Share-Based Payment, which replaces SFAS No. 123 – Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 – Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005. Management plans to adopt this statement on a prospective basis beginning January 1, 2006.

3.  COMMON STOCK DIVIDEND

Common Stock Dividend – On March 23, 2005, the company’s Board of Directors approved a 13 percent increase to the quarterly common stock dividend, from $.23 per share to $.26 per share, beginning with the second quarter 2005 dividend.

4.  BUSINESS ACQUIRED

On March 21, 2005, the company acquired privately held Integic Corporation (Integic) for $313 million. Integic is located in Chantilly, Virginia, and specializes in enterprise health and business process management solutions. The operating results of Integic are included as part of the Government Information Technology business area of

NORTHROP GRUMMAN CORPORATION

the Information Technology segment beginning April 1, 2005, as the operating results from March 21, 2005, through March 31, 2005, were not significant. The assets, liabilities, and results of operations of Integic were not material and thus pro-forma information is not presented. The financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocations of the purchase price for Integic. During the three months ended June 30, 2005, approximately $34 million of the purchase price was allocated from goodwill to purchased intangibles and amortization expense for these intangibles from the acquisition date was recorded in the quarter ended June 30, 2005 (see Note 9). The company is currently reviewing preliminary fair value adjustments associated with certain contracts and accounts receivable. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations are expected to be finalized by the fourth quarter of 2005, and will be reflected in future filings. Management does not expect these adjustments, if any, to have a material effect on the company’s financial position or results of operations.

5.  BUSINESSES SOLD AND DISCONTINUED OPERATIONS

Teldix – On March 31, 2005, the company sold Teldix GmbH (Teldix) for $56 million in cash and recognized a pre-tax gain of $16 million in discontinued operations. Subsequent purchase price adjustments per the sale agreement have decreased the pre-tax gain to $15 million for the six months ended June 30, 2005. The results of operations of Teldix, reported in the Electronic Systems segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Kester – In February 2004, the company sold one of the CT businesses, Kester, for $60 million in cash and recognized a pre-tax gain of $3 million in discontinued operations. The accompanying Consolidated Condensed Statements of Income include the January and February 2004 operating results of Kester, which were not material.

NORTHROP GRUMMAN CORPORATION

6.  SEGMENT INFORMATION

The table below presents segment operating information for the three months and six months ended June 30, 2005, and 2004, respectively. The segment entitled “Other” consists of the remaining CT businesses (see Note 1).

	Three months ended June 30		Six months ended June 30
$ in millions	2005	2004	2005	2004
Sales and Service Revenues
Electronic Systems	$1,765	$1,591	$3,308	$3,129
Ships	1,587	1,557	3,101	3,001
Integrated Systems	1,404	1,133	2,703	2,280
Mission Systems	1,320	1,298	2,625	2,481
Information Technology	1,331	1,225	2,560	2,455
Space Technology	875	836	1,738	1,642
Other	11	61	22	120
Intersegment eliminations	(331)	(266)	(642)	(509)
Total sales and service revenues	$7,962	$7,435	$15,415	$14,599
Operating Margin
Electronic Systems	$198	$138	$359	$296
Ships	101	100	205	186
Integrated Systems	108	90	244	206
Mission Systems	99	86	190	162
Information Technology	89	73	174	144
Space Technology	69	61	131	112
Other	(5)	4	(6)	6
Total segment operating margin	659	552	1,297	1,112
Adjustments to reconcile to total operating margin
Unallocated expenses	(42)	(47)	(69)	(154)
Pension expense	(103)	(86)	(206)	(177)
Reversal of CAS pension expense included above	105	77	197	157
Reversal of royalty income included above	(3)	(3)	(8)	(7)
Total operating margin	$616	$493	$1,211	$931

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

NORTHROP GRUMMAN CORPORATION

Diluted Earnings Per Share – The dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans totaled 6.7 million and 4.5 million shares for the three months ended June 30, 2005, and 2004, respectively, and 6.2 million and 4.1 million shares for the six months ended June 30, 2005, and 2004, respectively. Shares issuable pursuant to the mandatorily redeemable preferred stock are not included in the diluted earnings per share calculations because their effect was not dilutive for the periods presented. The weighted-average diluted shares outstanding for the three and six month periods ended June 30, 2005, exclude stock options to purchase approximately 4 million shares, and the weighted-average diluted shares outstanding for the three and six month periods ended June 30, 2004, exclude stock options to purchase approximately 13 million and 16 million shares, respectively, since such options have an exercise price in excess of the average market price of the company’s common stock during the respective periods.

Share Repurchases – On October 26, 2004, the company’s Board of Directors authorized a program to repurchase up to $1 billion of its outstanding common stock. The program commenced in November 2004 and is expected to be completed over a twelve to eighteen-month period. Share repurchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase. During the three months ended June 30, 2005, the company repurchased 2.8 million shares at an average price of $55.22 per share, including commissions, under this share repurchase program. During the six months ended June 30, 2005, the company repurchased 9.2 million shares at an average price of $53.45 per share, including commissions, under this share repurchase program. From the inception of this program through June 30, 2005, the company has repurchased 14.6 million shares at an average price of $54.56 per share, including commissions.

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

On March 11, 2005, the company sold 7.3 million of its TRW Auto common shares for $143 million, and recorded an after-tax gain of $45 million. The sale reduced the company’s ownership of TRW Auto to 9.7 million common shares. The remaining investment is carried at cost of $97 million and included in “Other assets” as of June 30, 2005, in the accompanying Consolidated Condensed Statements of Financial Position as the shares were not registered or otherwise marketable as of that date. The company does not consider this investment to be critical to its ongoing business operations. Any future sale would be dependent upon the waiver of certain restrictions by TRW Auto, or the events described in the Second Amended and Restated Stockholders Agreement dated January 28, 2004, between the company and TRW Auto.

9.  GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

Goodwill and other purchased intangible assets balances are included in the identifiable assets of the segment to which they have been assigned. In accordance with SFAS No. 142, impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating margin. The annual impairment test for all sectors except Mission Systems and Space Technology was performed as of April 30, 2005, with no indication of impairment. The impairment test for Mission Systems and Space Technology was

NORTHROP GRUMMAN CORPORATION

performed as of November 30, 2004, with no indication of impairment. In performing the goodwill impairment tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of reporting units.

The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows:

$ in millions	Electronic Systems	Ships	Information Technology	Mission Systems	Integrated Systems	Space Technology	Total
Balance as of December 31, 2004	$2,597	$3,630	$2,398	$4,265	$955	$3,337	$17,182
Goodwill acquired			319				319
Goodwill of businesses sold	(19)						(19)
Fair value adjustments to net assets acquired		(12)	(70)	(11)		(10)	(103)
Balance as of June 30, 2005	$2,578	$3,618	$2,647	$4,254	$955	$3,327	$17,379

Fair Value Adjustments to Net Assets Acquired – The changes in the Information Technology segment primarily consisted of purchase price allocations to reflect adjustments to the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Integic (see Note 4). The remaining adjustments are primarily related to the recognition of a portion of the capital loss carryforward associated with the acquisition of TRW. Due to the uncertainty related to the company’s ability to fully utilize this capital loss carryforward, a valuation allowance equal to the full amount of the related tax benefit was recorded as of the acquisition date. Any reduction to this valuation allowance is recorded as a reduction of goodwill.

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets as follows:

	June 30, 2005			December 31, 2004
$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$2,591	$(1,250)	$1,341	$2,572	$(1,146)	$1,426
Other purchased intangibles	125	(63)	62	110	(59)	51
Total	$2,716	$(1,313)	$1,403	$2,682	$(1,205)	$1,477

During the three months ended June 30, 2005, approximately $34 million of the Integic purchase price was allocated to purchased intangible assets with a weighted average life of 5 years. All of the company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense for the three and six months ended June 30, 2005, was $55 million and $108 million, respectively.

The table below shows expected amortization for purchased intangibles for the remainder of 2005 and for the next five years:

$ in millions
Year Ended December 31
2005 (July 1 to December 31)	$112
2006	135
2007	122
2008	111
2009	98
2010	79

NORTHROP GRUMMAN CORPORATION

10.  RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table.

	Three months ended June 30				Six months ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2005	2004	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$169	$140	$16	$14	$338	$281	$34	$28
Interest cost	273	261	46	45	546	524	91	89
Expected return on plan assets	(367)	(344)	(13)	(12)	(734)	(688)	(25)	(24)
Amortization of:
Prior service costs	13	13			26	26
Net loss from previous years	15	15	7	2	30	28	13	4
Other		1				6
Net periodic benefit cost	$103	$86	$56	$49	$206	$177	$113	$97

Defined contribution plans cost	$64	$52			$127	$107

Restatement for Medicare Part D Subsidy – The net periodic benefit cost of medical and life benefits for the three months ended June 30, 2004, have been restated in the table above to reflect a reduction of $1 million in interest cost and $2 million in actuarial loss. The net periodic benefit cost of medical and life benefits for the six months ended June 30, 2004, have been restated in the table above to reflect a reduction of $3 million in interest cost and $4 million in actuarial loss (see Note 1).

Employer Contributions – The company expects to contribute approximately $205 million to its pension plans and approximately $184 million to its medical and life benefit plans in 2005. As of June 30, 2005, contributions of $59 million and $80 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

11.  LITIGATION, COMMITMENTS, AND CONTINGENCIES

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. The company is a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into its premises and certain historical products. Many of these claims have been dismissed with no payment and the remaining resolved claims have involved amounts that were not material either individually or in the aggregate. Based upon the information available, the company does not believe that the resolution of any of these various claims and legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

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

NORTHROP GRUMMAN CORPORATION

Contract Performance Contingencies – Contract performance evaluations may include estimates of costs not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements and claims for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract performance to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2005, the amounts are not material individually or in the aggregate.

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

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at June 30, 2005, the range of reasonably possible future costs for environmental remediation sites is $270 million to $368 million, of which $276 million is accrued. Factors that could result in changes to the company’s estimate include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Co-Operative Agreements – In July and August of 2003, Ship Systems executed agreements with the states of Mississippi and Louisiana, respectively, whereby Ship Systems will lease facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ship Systems to these states. Under the Mississippi agreement, Ship Systems is required to match the state’s funding with Modernization, and Sustaining & Maintenance expenditures in the amount of $313 million and create up to 2,000 new full-time jobs in Mississippi by December 2009. As of June 30, 2005, $100 million has been appropriated by Mississippi requiring an increase of 1,334 jobs. Under the Louisiana agreement, Ship Systems is required to match the state’s funding with expenditures in the amount of $56 million through 2007, and employ a minimum of 5,200 full-time employees in 16 of the 32 fiscal quarters beginning January 1, 2003, and ending December 31, 2010. As of June 30, 2005, commitments for 10 of the 16 quarters have been fulfilled. Failure by Ship Systems to meet these commitments would result in reimbursement by Ship Systems to Mississippi and Louisiana in accordance with the respective agreements. As of June 30, 2005, management believes that all commitments under the Louisiana and Mississippi agreements have been met, and that all future commitments under these agreements will be met based on the most recent Ship Systems business plan, which includes the company’s current understanding of the customer’s DD(X) acquisition strategy.

NORTHROP GRUMMAN CORPORATION

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At June 30, 2005, there were $472 million of unused stand-by letters of credit, $120 million of bank guarantees, and $537 million of surety bonds outstanding.

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

On May 16, 2005, the Compensation and Management Development Committee of the company’s board of directors approved accelerating the vesting for all outstanding unvested employee stock options (excluding options held by elected officers), effective September 30, 2005. The accelerated options have a weighted average exercise price of $51 with original vesting through April 2009. The charge associated with the acceleration of vesting is not significant.

The company’s decision to accelerate the vesting of employee stock options was made pursuant to management’s ongoing evaluation of the company’s overall incentive compensation strategy, including type of future stock-based compensation awards. As part of its evaluation, management considered the amount of compensation expense that would otherwise have been recognized in the company’s results of operations upon the adoption of SFAS No. 123(R) effective January 1, 2006. The acceleration of employee stock options is expected to increase the company’s pro forma compensation expense for 2005 by approximately $90 million, of which approximately $30 million is included in the pro forma disclosure below, and approximately $60 million will be included in the third quarter pro forma disclosure.

NORTHROP GRUMMAN CORPORATION

Had compensation expense been determined based on the fair value at the grant dates for stock awards, consistent with the method of SFAS No. 123 – Accounting for Stock-Based Compensation, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below.

	Three months ended June 30		Six months ended June 30
$ in millions, except per share	2005	2004	2005	2004
Net income as reported	$367	$298	$776	$534
Stock-based compensation, net of tax, included in net income as reported	25	26	41	48
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(57)	(31)	(84)	(60)
Pro-forma net income using the fair value method	$335	$293	$733	$522
Basic Earnings Per Share
As reported	$1.02	$.83	$2.16	$1.48
Pro-forma	$.93	$.82	$2.04	$1.45
Diluted Earnings Per Share
As reported	$1.00	$.82	$2.12	$1.47
Pro-forma	$.92	$.81	$2.00	$1.43

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2005, and the related consolidated condensed statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

July 27, 2005

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

The company is primarily organized into seven business sectors: Electronic Systems, Newport News, Ship Systems, Integrated Systems, Mission Systems, Information Technology, and Space Technology. For financial reporting purposes, each business sector is a reportable segment with the exception of Newport News and Ship Systems, which are aggregated and reported as the Ships segment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 131 – Disclosures about Segments of an Enterprise and Related Information.

The following discussion should be read along with the company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

CONSOLIDATED RESULTS

Selected financial highlights are presented in the table below. The operating margin, income, and earnings per share data for the three and six months ended June 30, 2004, have been restated to reflect the reclassification of certain CT businesses and the federal subsidy resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (see Note 1 to the Consolidated Condensed Financial Statements in Part I, Item 1).

	Three months ended June 30		Six months ended June 30
$ in millions, except per share	2005	2004	2005	2004
Sales and service revenues	$7,962	$7,435	$15,415	$14,599
Operating margin	616	493	1,211	931
Income from continuing operations	366	298	764	530
Net income	367	298	776	534
Diluted earnings per share from continuing operations	1.00	.82	2.09	1.46
Diluted earnings per share	1.00	.82	2.12	1.47
Net cash provided by operating activities	813	610	1,076	873

Sales and Service Revenues

Sales and service revenues for the three months and six months ended June 30, 2005, increased $527 million, or 7 percent, and $816 million, or 6 percent, respectively, as compared to the same periods in 2004. The increase in the three-month period reflects growth among all sectors including double-digit growth in the Integrated Systems and Electronic Systems operating segments. The increase in the six-month period also reflects growth among all sectors, including double-digit growth for the Integrated Systems operating segment.

Operating Margin

Operating margin for the three months ended June 30, 2005, increased by $123 million, or 25 percent, over the same period in 2004, primarily due to an increase of $107 million in segment operating performance and lower unallocated expenses and net pension expense.

NORTHROP GRUMMAN CORPORATION

Operating margin for the six months ended June 30, 2005, increased $280 million, or 30 percent, over the same period in 2004, reflecting an increase of $185 million in segment operating performance and a decrease of $85 million in unallocated expenses. The decrease in unallocated expenses is primarily due to a first quarter 2004 provision of $62 million related to the resolution of the Allison Gas Turbine litigation, as well as lower unrecoverable costs for the 2005 period.

Income from Continuing Operations

Income from continuing operations for the three months ended June 30, 2005, increased $68 million, or 23 percent, over the same period in 2004, primarily reflecting strong operating margin performance. The effective tax rate was 33.9 percent for the three months ended June 30, 2005, compared to 25.5 percent for the same period in 2004, which included $31 million of tax credits related to research and development and export sales activities.

Income from continuing operations for the six months ended June 30, 2005, increased $234 million, or 44 percent, over the same period in 2004. The increase primarily reflects strong segment operating margin performance and the recognition of an after-tax gain of $45 million from the sale of common shares of TRW Automotive Holdings Corp. (TRW Auto) in the first quarter of 2005. The effective tax rate was 33.6 percent for the six months ended June 30, 2005, compared to 29.4 percent for the same period in 2004.

Net Income

Net income for the three months and six months ended June 30, 2005, increased $69 million, or 23 percent, and $242 million, or 45 percent, respectively, as compared to the same periods in 2004. The gain on disposal of discontinued operations during the six months ended June 30, 2005, included a $10 million after-tax gain from the divestiture of Teldix GmbH (Teldix) by the Electronic Systems segment.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2005, increased by $203 million, or 33 percent, as compared with the same period of 2004, primarily due to timing of cash receipts. Net cash from operating activities for the three months ended June 30, 2005, included the receipt of a state tax refund for research and development credits for the years 1988 through 1990 and related interest.

Net cash provided by operating activities for the six months ended June 30, 2005, increased by $203 million, or 23 percent, as compared with the same period of 2004, primarily due to timing of cash receipts. Net cash from operating activities for the six months ended June 30, 2005, reflects a payment of $99 million for a litigation settlement. Net cash from operating activities for the six months ended June 30, 2004, included the receipt of $104 million of federal and state income tax refunds.

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

There have been no changes in the company’s critical accounting policies during the six months ended June 30, 2005.

NORTHROP GRUMMAN CORPORATION

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

ELECTRONIC SYSTEMS

	Three months ended June 30		Six months ended June 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$1,393	$1,489	$3,065	$3,261
Sales and Service Revenues	1,765	1,591	3,308	3,129
Segment Operating Margin	198	138	359	296
As a percentage of segment sales	11.2%	8.7%	10.9%	9.5%

Contract Acquisitions

Electronic Systems segment contract acquisitions for the three months ended June 30, 2005, decreased $96 million, or 6 percent, as compared with the same period in 2004. The decrease was primarily due to lower incremental funding for a restricted program within the Aerospace Systems business area. Significant acquisitions during the three months ended June 30, 2005 included $116 million of incremental funding for two restricted programs in the Aerospace Systems business area and $79 million for the Eurofighter program in the Defensive & Navigation Systems business area.

Electronic Systems segment contract acquisitions for the six months ended June 30, 2005, decreased $196 million, or 6 percent, as compared with the same period in 2004. The decrease is primarily due to $205 million in backlog foregone as a result of the sale of Teldix. Lower levels of incremental funding for the Aerospace Systems business area in the second quarter of 2005 were offset by accelerated funding for restricted programs in the Naval & Marine Systems business area in the first quarter.

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues

Electronic Systems segment sales for the three months ended June 30, 2005, increased $174 million, or 11 percent, as compared with the same period in 2004. The increase was primarily due to higher sales in the Aerospace Systems, Defensive & Navigation Systems and Government Systems business areas, partially offset by lower sales in the Defense Other business area. Aerospace Systems revenues increased $97 million, or 26 percent, and Defense Other decreased $49 million, or 24 percent, primarily due to the transition of a restricted program from the Defense Other business area to the Aerospace Systems business area. Defensive & Navigation Systems revenues increased $69 million, or 15 percent, primarily due to higher sales for the Large Aircraft Infrared Countermeasures (LAIRCM) and EA-18 programs. Government Systems revenues increased $45 million, or 25 percent, primarily due to higher sales of biohazard detection systems.

Electronic Systems segment sales for the six months ended June 30, 2005, increased $179 million, or 6 percent, as compared with the same period in 2004. The increase was primarily due to revenue growth in the Defensive & Navigation Systems, Aerospace Systems, and Government Systems business areas, partially offset by lower sales in the Defense Other business area. Defensive & Navigation Systems revenues increased $103 million, or 11 percent, primarily due to higher sales for the LAIRCM and EA-18 programs. Aerospace Systems revenues increased $94 million, or 12 percent, and Defense Other decreased $103 million, or 25 percent, primarily due to the transition of a restricted program from the Defense Other business area to the Aerospace Systems business area. Government Systems revenues increased $91 million, or 30 percent, primarily due to higher sales of bio-detection systems.

Segment Operating Margin

Electronic Systems segment operating margin for the three months ended June 30, 2005, increased $60 million, or 43 percent, as compared with the same period in 2004. Operating margin for the three months ended June 30, 2004, included a $60 million pre-tax charge in the Aerospace Systems business area for the F-16 Block 60 program, partially offset by performance improvements and contract closeouts for several other programs. The increase in operating margin also reflects higher sales volume and improved performance in the Government Systems business area.

Electronic Systems segment operating margin for the six months ended June 30, 2005, increased $63 million, or 21 percent, as compared to the same period in 2004. The increase in operating margin is primarily attributable to the factors stated above.

SHIPS

	Three months ended June 30		Six months ended June 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$321	$592	$1,487	$2,110
Sales and Service Revenues	1,587	1,557	3,101	3,001
Segment Operating Margin	101	100	205	186
As a percentage of segment sales	6.4%	6.4%	6.6%	6.2%

Contract Acquisitions

Ships segment contract acquisitions for the three months ended June 30, 2005, decreased $271 million, or 46 percent, as compared with the same period in 2004, primarily due to the timing of funding for the CVN 21 development program in the Aircraft Carriers business area. Significant acquisitions during the three months ended June 30, 2005, included $75 million for the LPD program in the Expeditionary Warfare business area, as well as $47 million for the DD(X) program and $29 million for the DDG program in the Surface Combatants business area.

NORTHROP GRUMMAN CORPORATION

Ships segment contract acquisitions for the six months ended June 30, 2005, decreased $623 million, or 30 percent, as compared with the same period in 2004, primarily due to the timing of Virginia-class Block II funding. Significant acquisitions during the six months ended June 30, 2005, included $466 million for the Virginia-class Block II program in the Submarines business area, $241 million for the LPD program in the Expeditionary Warfare business area, $238 million for the Washington Dry Docking Planned Incremental Availability (DPIA) program in the Aircraft Carrier business area, and $142 million for the Deepwater program in the Coast Guard and Coastal Defense business area.

Sales and Service Revenues

Ships segment sales for the three months ended June 30, 2005, increased $30 million, or 2 percent, as compared with the same period in 2004. The increase was primarily due to higher sales in the Expeditionary Warfare, Submarines, and Aircraft Carriers business areas, partially offset by lower sales in the Surface Combatants business area. Expeditionary Warfare revenue increased $70 million, or 20 percent, due to higher sales in the LPD and LHD programs. Submarines revenue increased $20 million, or 11 percent, due to higher sales in the Virginia-class Block II program. Aircraft Carriers revenue increased $16 million, or 3 percent, primarily due to higher volume for the Washington DPIA program, partially offset by lower sales due to the redelivery of Eisenhower in the first quarter of 2005. Surface Combatants revenue decreased $79 million, or 16 percent, due to lower DD(X) Phase III revenues.

Ships segment sales for the six months ended June 30, 2005, increased $100 million, or 3 percent, as compared with the same period in 2004. The increase was primarily due to revenue growth in the Expeditionary Warfare, Submarines, and Coast Guard and Coastal Defense business areas, partially offset by lower sales in the Surface Combatants business area. Expeditionary Warfare revenue increased $146 million, or 22 percent, due to higher sales of LPD and LHD. Submarines revenue increased $40 million, or 12 percent, primarily due to higher sales in the Virginia-class Block II program. Coast Guard and Coastal Defense revenue increased $36 million, or 78 percent, due to increased sales in the Maritime Security Large National Security Cutter program. Surface Combatants revenues decreased $96 million, or 10 percent, primarily due to lower sales of DDG and DD(X).

Segment Operating Margin

Ships segment operating margin for the three months ended June 30, 2005, increased $1 million, or 1 percent, as compared with the same period in 2004. This reflects an increase in the Aircraft Carrier business area from favorable performance on Eisenhower, offset by lower performance in the Surface Combatants business area due to changes in the DD(X) program, and in the Expeditionary Warfare business area due to lower performance on the LPD program.

Ships segment operating margin for the six months ended June 30, 2005, increased $19 million, or 10 percent, as compared to the same period in 2004. The increase is primarily due to increases in the Expeditionary Warfare business area from higher sales volume and improved performance in the LHD program, and in the Aircraft Carriers business area due to favorable performance on Eisenhower, partially offset by a decrease in the Surface Combatants business area due to changes in the DD(X) program.

NORTHROP GRUMMAN CORPORATION

INTEGRATED SYSTEMS

	Three months ended June 30		Six months ended June 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$667	$820	$2,606	$2,588
Sales and Service Revenues	1,404	1,133	2,703	2,280
Segment Operating Margin	108	90	244	206
As a percentage of segment sales	7.7%	7.9%	9.0%	9.0%

Contract Acquisitions

Integrated Systems segment contract acquisitions for the three months ended June 30, 2005, decreased $153 million, or 19 percent, as compared with the same period in 2004, reflecting decreased acquisitions in all business areas primarily due to timing of funding. The principal acquisitions for the Air Combat Systems business area in the second quarter of 2005, were $202 million, $80 million, and $73 million for the Unmanned Systems, F/A-18, and F-35 programs, respectively. The principal acquisition for the Airborne Early Warning and Electronic Warfare Systems business area was $141 million for the E-2 program.

Integrated Systems segment contract acquisitions for the six months ended June 30, 2005, increased $18 million, or 1 percent, as compared with the same period in 2004. The increase was primarily due to increased acquisitions in the Air Combat Systems business area, partially offset by decreased acquisitions in the Airborne Ground Surveillance and Battle Management Systems business area. The principal acquisitions for Air Combat Systems for the six months ended June 30, 2005, were $723 million and $415 million for the F/A-18 and Unmanned Systems programs, respectively. The principal acquisitions for the Airborne Early Warning and Electronic Warfare Systems business area were $300 million and $120 million for the E-2 and EA-18G programs, respectively, and the Airborne Ground Surveillance and Battle Management Systems business area had acquisitions of $92 million for the Joint Surveillance Target Attack Radar System (Joint STARS) program.

Sales and Service Revenues

Integrated Systems segment sales for the three months ended June 30, 2005, increased $271 million, or 24 percent, as compared with the same period in 2004. The increase was primarily due to revenue growth in the Air Combat Systems and Airborne Early Warning and Electronic Warfare Systems business areas. Air Combat Systems revenue increased $148 million, or 22 percent, primarily due to higher sales in the Unmanned Systems Joint Unmanned Combat Air System (J-UCAS) program. Airborne Early Warning and Electronic Warfare Systems revenue increased $121 million, or 38 percent, due to higher sales in the E-2 Advanced Hawkeye and EA-18G programs.

Integrated Systems segment sales for the six months ended June 30, 2005, increased $423 million, or 19 percent, as compared with the same period in 2004. The increase was primarily due to revenue growth in the Air Combat Systems and Airborne Early Warning and Electronic Warfare Systems business areas. Air Combat Systems revenue increased $222 million, or 16 percent, due to higher sales in the Unmanned Systems J-UCAS program and increased scope on various contracts. Airborne Early Warning and Electronic Warfare Systems revenues increased $214 million, or 36 percent, primarily due to higher sales in the E-2 Advanced Hawkeye and EA-18G programs.

Segment Operating Margin

Integrated Systems segment operating margin for the three months ended June 30, 2005, increased $18 million, or 20 percent, as compared with the same period in 2004, primarily due to increased sales as described above. Operating margin as a percentage of segment sales for the three months ended June 30, 2005, decreased as compared with the same period in 2004, primarily due to favorable contract closeouts for the Joint STARS program in the 2004 period.

NORTHROP GRUMMAN CORPORATION

Integrated Systems segment operating margin for the six months ended June 30, 2005, increased $38 million, or 18 percent, as compared to the same period in 2004. The increase primarily reflects higher sales volume and improved performance in the Air Combat Systems and Airborne Early Warning and Electronic Warfare Systems business areas.

MISSION SYSTEMS

	Three months ended June 30		Six months ended June 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$1,157	$990	$2,412	$2,326
Sales and Service Revenues	1,320	1,298	2,625	2,481
Segment Operating Margin	99	86	190	162
As a percentage of segment sales	7.5%	6.6%	7.2%	6.5%

Contract Acquisitions

Mission Systems segment contract acquisitions for the three months ended June 30, 2005, increased $167 million, or 17 percent, as compared with the same period in 2004. During the three months ended June 30, 2005, acquisition growth primarily reflects higher funding in the Command, Control & Intelligence Systems business area and $75 million of funding for the Kinetic Energy Interceptors program in the Missile Systems business area.

Mission Systems segment contract acquisitions for the six months ended June 30, 2005, increased $86 million, or 4 percent, as compared with the same period in 2004. Acquisition growth during the six months ended June 30, 2005, was primarily related to the Missile Systems business area which included $75 million of funding for the Kinetic Energy Interceptors program.

Sales and Service Revenues

Mission Systems segment sales for the three months ended June 30, 2005, increased $22 million, or 2 percent, as compared with the same period in 2004, primarily reflecting increased sales volume in the Missile Systems business area. The increase in the Missile Systems business area of $32 million, or 9 percent, was related to the Kinetic Energy Interceptors program and the Intercontinental Ballistic Missile program and was partially offset by lower sales of $12 million, or 6 percent, within the Technical & Management Services business area.

Mission Systems segment sales for the six months ended June 30, 2005, increased $144 million, or 6 percent, as compared with the same period in 2004, reflecting increased sales volume in the Missile Systems and Command, Control & Intelligence Systems business areas. The increase in the Missile Systems business area of $100 million, or 16 percent, was primarily related to the Kinetic Energy Interceptors program and the Intercontinental Ballistic Missile program. The increase in revenue for new and existing programs in the Command, Control & Intelligence Systems business area of $65 million, or 4 percent, includes lower sales related to the TASS II program that contributed $126 million in revenue in the same period in 2004. The combined higher sales for the Missile Systems and Command, Control & Intelligence Systems business areas offset lower sales in the Technical & Management Services business area.

Segment Operating Margin

Mission Systems segment operating margin for the three months ended June 30, 2005, increased $13 million, or 15 percent, as compared with the same period in 2004. The increase was primarily due to favorable performance on the Intercontinental Ballistic Missile program in the Missile Systems business area.

NORTHROP GRUMMAN CORPORATION

Mission Systems segment operating margin for the six months ended June 30, 2005, increased $28 million, or 17 percent, as compared to the same period in 2004. The increase in operating margin primarily reflects higher sales volume, favorable performance on the Intercontinental Ballistic Missile program, and improved performance in the Command, Control & Intelligence Systems business area.

INFORMATION TECHNOLOGY

	Three months ended June 30		Six months ended June 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$1,505	$1,207	$2,811	$2,401
Sales and Service Revenues	1,331	1,225	2,560	2,455
Segment Operating Margin	89	73	174	144
As a percentage of segment sales	6.7%	6.0%	6.8%	5.9%

Contract Acquisitions

Information Technology segment contract acquisitions for the three months ended June 30, 2005, increased $298 million, or 25 percent, as compared with the same period in 2004. Significant acquisitions during the three months ended June 30, 2005, included $244 million for the United Kingdom Whole Life Support Program and $42 million for the National Geospatial-Intelligence Agency Enterprise Engineering program in the Government Information Technology business area, in addition to $42 million for the Joint Base Operations Support Contract in the Technology Services business area.

Information Technology segment contract acquisitions for the six months ended June 30, 2005, increased $410 million, or 17 percent, as compared with the same period in 2004. Significant acquisitions during the six months ended June 30, 2005, included $244 million for the United Kingdom Whole Life Support Program in the Government Information Technology business area, $163 million for the Joint Base Operations Support Contract in the Technology Services business area, and $109 million for the Vought program in the Commercial Information Technology business area.

Sales and Service Revenue

Information Technology segment sales for the three months ended June 30, 2005, increased $106 million, or 9 percent, as compared with the same period in 2004. The increase was primarily due to the Government Information Technology and Technology Services business areas. Government Information Technology revenue increased $104 million, or 14 percent, due to higher volume in existing programs, new program awards, and the acquisition of Integic. Technology Services revenue increased $24 million, or 16 percent, primarily due to increased volume on various existing programs. The sales increases in the Government Information Technology and Technology Services business areas were partially offset by a decrease of $40 million, or 20 percent, in the Enterprise Information Technology business area due to overall market softness and increased competition in the value-added reseller marketplace.

Information Technology segment sales for the six months ended June 30, 2005, increased $105 million, or 4 percent, as compared with the same period in 2004. The increase was primarily due to revenue growth in the Government Information Technology and Technology Services business areas. Government Information Technology revenue increased $107 million, or 7 percent, due to higher volume in existing programs, new program awards, and the acquisition of Integic. Technology Services revenues increased $35 million, or 11 percent, primarily due to increased volume on the Joint Base Operations Support Contract. The sales increases in the Government Information Technology and Technology Services business areas were partially offset by a decrease of $49 million, or 13 percent, in the Enterprise Information Technology business area due to overall market softness and increased competition in the value-added reseller marketplace.

NORTHROP GRUMMAN CORPORATION

Segment Operating Margin

Information Technology segment operating margin for the three months ended June 30, 2005, increased $16 million, or 22 percent, as compared with the same period in 2004. The increase was primarily due to higher sales volume and performance improvements in the Government Information Technology business area, partially offset by lower performance in the Enterprise Information Technology business area.

Information Technology segment operating margin for the six months ended June 30, 2005, increased $30 million, or 21 percent, as compared to the same period in 2004. The increase primarily reflects higher sales volume and improved program performance in the Government Information Technology and Commercial Information Technology business areas, partially offset by lower performance in the Enterprise Information Technology business area.

SPACE TECHNOLOGY

	Three months ended June 30		Six months ended June 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$737	$552	$1,610	$1,685
Sales and Service Revenues	875	836	1,738	1,642
Segment Operating Margin	69	61	131	112
As a percentage of segment sales	7.9%	7.3%	7.5%	6.8%

Contract Acquisitions

Space Technology segment contract acquisitions for the three months ended June 30, 2005, increased $185 million, or 34 percent, as compared with the same period in 2004. Principal acquisitions during the three months ended June 30, 2005, included $267 million for restricted programs in the Intelligence, Surveillance, and Reconnaissance business area and $155 million for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program in the Civil Space business area.

Space Technology segment contract acquisitions for the six months ended June 30, 2005, decreased $75 million, or 4 percent, as compared with the same period in 2004. Principal acquisitions during the six months ended June 30, 2005, included $383 million for restricted programs in the Intelligence, Surveillance, and Reconnaissance business area; $299 million for NPOESS and $105 million for the James Webb Space Telescope in the Civil Space business area; and $156 million for the F-35 and $93 million for the F/A-22 in the Software Defined Radios business area.

Sales and Service Revenue

Space Technology segment sales for the three months ended June 30, 2005, increased $39 million, or 5 percent, as compared with the same period in 2004. The increase was primarily due to higher sales in the Civil Space and Intelligence, Surveillance, and Reconnaissance business areas. Civil Space revenue increased $35 million, or 21 percent, due to higher sales from NPOESS and the James Webb Space Telescope programs. Intelligence, Surveillance, and Reconnaissance revenue increased $32 million, or 12 percent, primarily due to higher sales in restricted programs. The sales increases in the Civil Space and Intelligence, Surveillance, and Reconnaissance business areas were partially offset by decreases of $18 million, or 14 percent, in the Missile & Space Defense business area and $14 million, or 11 percent, in the Satellite Communications business area, primarily due to lower subcontractor costs.

Space Technology segment sales for the six months ended June 30, 2005, increased $96 million, or 6 percent, as compared with the same period in 2004. The increase was primarily due to revenue growth in the Civil Space and Intelligence, Surveillance, and Reconnaissance business areas. Civil Space revenue increased $93 million, or 29

NORTHROP GRUMMAN CORPORATION

percent, due to higher sales from NPOESS and the James Webb Space Telescope programs. Intelligence, Surveillance, and Reconnaissance revenues increased $85 million, or 17 percent, primarily due to higher sales in restricted programs. The sales increase in the Civil Space and Intelligence, Surveillance, and Reconnaissance business areas were partially offset by a decrease of $55 million, or 20 percent, in the Satellite Communications business area due to lower subcontractor costs.

Segment Operating Margin

Space Technology segment operating margin for the three months ended June 30, 2005, increased $8 million, or 13 percent, as compared with the same period in 2004. The increase was primarily due to higher sales volume in the Civil Space and Intelligence, Surveillance, and Reconnaissance business areas, and improved performance in the Missile & Space Defense business area.

Space Technology segment operating margin for the six months ended June 30, 2005, increased $19 million, or 17 percent, as compared to the same period in 2004. The increase in operating margin primarily reflects higher sales volume in the Intelligence, Surveillance, and Reconnaissance and Civil Space business areas and performance improvements in the Intelligence, Surveillance, and Reconnaissance and Missile & Space Defense business areas.

NON-SEGMENT FACTORS AFFECTING OPERATING MARGIN

The components of operating margin are as follows:

	Three months ended June 30		Six months ended June 30
$ in millions	2005	2004	2005	2004
Segment Operating Margin
Electronic Systems	$198	$138	$359	$296
Ships	101	100	205	186
Integrated Systems	108	90	244	206
Mission Systems	99	86	190	162
Information Technology	89	73	174	144
Space Technology	69	61	131	112
Other	(5)	4	(6)	6
Non-segment Factors Affecting Operating Margin
Unallocated expenses	(42)	(47)	(69)	(154)
Pension expense	(103)	(86)	(206)	(177)
Reversal of CAS pension expense included above	105	77	197	157
Reversal of royalty income included above	(3)	(3)	(8)	(7)
Total operating margin	$616	$493	$1,211	$931

Operating margin as a percentage of total sales and service revenue was 7.7 percent and 6.6 percent for the three months ended June 30, 2005, and 2004, respectively and 7.9 percent and 6.4 percent for the six months ended June 30, 2005, and 2004, respectively. The primary non-segment factors affecting operating margin during these periods were decreases in unallocated expenses and net pension expense.

Unallocated Expenses

Unallocated expenses for the three and six months ended June 30, 2005, decreased $5 million, or 11 percent, and $85 million, or 55 percent, respectively, as compared with the same periods of 2004. The decrease in unallocated expenses for the six months ended June 30, 2005, is primarily due to lower legal and unrecoverable costs. Legal

NORTHROP GRUMMAN CORPORATION

costs for the six months ended June 30, 2004, included a $62 million provision related to the resolution of the Allison Gas Turbine litigation.

Pension Expense

Pension expense for the three and six months ended June 30, 2005, increased $17 million, or 20 percent, and $29 million, or 16 percent, respectively, as compared with the same periods of 2004. The increase reflects changes in actuarial assumptions partially offset by actual 2004 asset returns of greater than 13 percent.

Pension expense is included in the segments’ cost of sales to the extent that these costs are currently recognized under CAS. In order to reconcile segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.”

OTHER SIGNIFICANT INCOME STATEMENT COMPONENTS

Interest Income

Interest income for the three and six months ended June 30, 2005, increased $9 million, or 56 percent, and $7 million, or 22 percent, respectively, as compared with the same periods in 2004. The increases were primarily due to interest received in relation to a state tax refund for research and development credits and higher interest earned on the temporary investment of excess cash.

Interest Expense

Interest expense for the three and six months ended June 30, 2005, decreased $18 million, or 16 percent, and $36 million, or 16 percent, respectively, as compared with the same periods in 2004. The decreases were primarily due to lower outstanding debt.

Other, Net

Other, net for the three and six months ended June 30, 2005, increased $4 million and $76 million, respectively, as compared with the same periods in 2004. The increase for the six-month period was primarily due to the pre-tax gain of $70 million recognized from the sale of TRW Auto shares in the first quarter of 2005.

Income Taxes

The company’s effective tax rate on income from continuing operations for the three months ended June 30, 2005, was 33.9 percent as compared to 25.5 percent for the same period in 2004. During the second quarter of 2004, the company completed studies and recognized additional tax credits of $31 million related to research and development and export sales activities for the years 1997 through 2003.

The company’s effective tax rate on income from continuing operations for the six months ended June 30, 2005, was 33.6 percent compared to 29.4 percent for the same period in 2004.

Discontinued Operations

The after-tax gain on disposal of discontinued operations during the three and six months ended June 30, 2005, of $1 million and $12 million, respectively, is primarily due to the divestiture of Teldix. See Note 5 to the Consolidated Condensed Financial Statements in Part I, Item 1.

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

NORTHROP GRUMMAN CORPORATION

The following table presents funded, unfunded, and total backlog by segment.

	June 30, 2005
$ in millions	Funded	Unfunded	Total Backlog
Electronic Systems	$6,535	$1,725	$8,260
Ships	7,551	3,350	10,901
Integrated Systems	4,594	8,767	13,361
Mission Systems	2,954	7,585	10,539
Information Technology	2,819	3,184	6,003
Space Technology	1,621	6,956	8,577
Other	33		33
Intersegment Eliminations	(563)		(563)
Total	$25,544	$31,567	$57,111

Major components in unfunded backlog as of June 30, 2005, included various restricted programs, the Kinetic Energy Interceptors program in the Mission Systems segment; the F-35, F/A-18, and E-2 Advanced Hawkeye programs in the Integrated Systems segment; the National Polar-Orbiting Operational Environmental Satellite System program in the Space Technology segment; and Block 2 of the Virginia-class submarines program in the Ships segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – For the six months ended June 30, 2005 and 2004, the company generated net cash from operating activities of $1.1 billion and $873 million, respectively. Net cash from operating activities for the six months ended June 30, 2005, reflects a payment of $99 million for a litigation settlement, partially offset by the receipt of a state tax refund for research and development credits for the years 1988 through 1990, and related interest. Net cash from operating activities for the six months ended June 30, 2004, included the receipt of $104 million of federal and state tax refunds.

For 2005, cash generated from operations supplemented by borrowings under credit facilities is expected to be sufficient to service debt and contract obligations, finance capital expenditures, and continue paying dividends to the company’s shareholders.

Investing Activities – Cash used in investing activities for the six months ended June 30, 2005, was $472 million compared to cash used of $162 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, the company completed its acquisition of Integic for $313 million, sold 7.3 million common shares of TRW Auto for $143 million, and sold Teldix for $56 million.

As of June 30, 2005, the company owned approximately 3.5 million common shares of Endwave Corporation (Endwave – NASDAQ: ENWV). On March 25, 2005, Endwave announced that it had filed a registration statement with the Securities and Exchange Commission (SEC) to register for sale 5 million of its common shares of which 3 million was to be offered by Northrop Grumman. This registration statement was withdrawn by Endwave on June 15, 2005. Subsequent to June 30, 2005, the company sold 1.4 million of its Endwave shares for net proceeds of $59 million, and may sell additional shares from time to time in accordance with U.S. securities laws and regulations.

Financing Activities – Cash used in financing activities was $619 million for the six months ended June 30, 2005, as compared with $494 million used in the same period of 2004. During the six months ended June 30, 2005, and 2004, the company paid approximately $507 million and $295 million under common stock repurchase programs, respectively. See Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1.

NORTHROP GRUMMAN CORPORATION

NEW ACCOUNTING STANDARDS

Management is currently evaluating the effect that adoption of new accounting pronouncements may have on the company’s financial position or results of operations in future periods. See Note 2 to the Consolidated Condensed Financial Statements in Part I, Item 1.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, and short-term investments. At June 30, 2005, substantially all borrowings were fixed-rate long-term debt obligations, none of which are callable until maturity (other than make-whole calls). The company’s sensitivity to a 1 percent change in interest rates is tied primarily to its $2.5 billion credit agreement, which had no balance outstanding at June 30, 2005.

NORTHROP GRUMMAN CORPORATION

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At June 30, 2005, two interest rate swap agreements were in effect but were not significant.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At June 30, 2005, the amount of foreign currency forward contracts outstanding was not material. The company does not consider its market risk exposure relating to foreign currency exchange to be material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The company’s principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of June 30, 2005, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2005, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Various claims and legal proceedings arise in the ordinary course of business relating to the company and its properties. The company is a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into its premises and certain historical products. Many of these claims have been dismissed with no payment or resolved for amounts that were not material either individually or in the aggregate. Based upon the information available, the company does not believe that the resolution of any pending proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005, through April 30, 2005	909,469	$54.98	909,469	$ 304 million
May 1, 2005, through May 31, 2005	911,400	$54.86	911,400	$ 254 million
June 1, 2005, through June 30, 2005	935,900	$55.82	935,900	$ 202 million
Total	2,756,769	$55.22	2,756,769

(1)	On October 26, 2004, the company’s Board of Directors authorized a program to repurchase up to $1 billion of its outstanding common stock to be completed over a twelve to eighteen-month period. Share repurchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with this publicly announced repurchase program.

(2)	Includes commissions paid.

Item 3.  Defaults Upon Senior Securities

No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

Item 4.  Submission of Matters to a Vote of Security Holders

a)	Annual Meeting –

The annual meeting of stockholders of Northrop Grumman Corporation was held May 17, 2005.

b)	Election of Directors –

The following Class II Director nominees were elected at the annual meeting:

Phillip Frost

John Brooks Slaughter

The Directors whose terms of office continue are:

John T. Chain, Jr.

Lewis W. Coleman

Vic Fazio

Charles R. Larson

Philip A. Odeen

Aulana L. Peters

Kevin W. Sharer

Ronald D. Sugar

c)	The matters voted upon at the meeting and the results of each vote are as follows:

Directors:	Votes For	Votes Withheld
Phillip Frost	261,829,307	63,758,218
John Brooks Slaughter	290,275,003	35,312,522

	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors	316,360,785	6,792,603	2,434,137	0

Proposal amending the Company’s Restated Certificate of Incorporation to provide for the annual election of directors	318,168,415	4,784,050	2,635,060	0

Proposal amending the 1993 Stock Plan for Non-Employee Directors to increase available shares	273,338,838	25,850,975	3,114,405	23,283,307

Shareholder Proposal regarding simple majority vote	222,033,002	76,305,656	3,965,560	23,283,307

NORTHROP GRUMMAN CORPORATION

Item 5.  Other Information

(a) Information Required to be Reported on Form 8-K

On July 26, 2005, the Compensation and Management Development Committee of the Board of Directors of the company approved the Separation Agreement and General Release (the “Agreement”) dated as of July 26, 2005, between the company and Dr. Philip A. Dur, a corporate vice president of the company and former president of the company’s Ship Systems sector. The Agreement provides severance benefits upon Dr. Dur’s retirement from the company, which will be no later than December 31, 2005, including a lump-sum cash payment, continued vesting in restricted performance stock rights and stock options, a 2005 performance year bonus and certain other benefits. In addition, the Agreement provides for a release by Dr. Dur of claims against the company and a covenant not to compete. A copy of the Agreement is filed as Exhibit 10.6 to this Form 10-Q.

On July 26, 2005, the Board of Directors of the company approved the Non-Employee Director Compensation Term Sheet, effective June 1, 2005. The Term Sheet, which is filed as Exhibit 10.7 to this Form 10-Q, increases the amount of the retainer fees paid to directors, Audit Committee members and chairs of Committees and eliminates separate attendance fees for each meeting. In addition, the amount of retainer fees deferred into stock units has been increased. There will be no future grants of stock options pursuant to the 1995 Stock Option Plan for Non-Employee Directors.

On July 26, 2005, the Board of Directors of the company approved the Northrop Grumman 1993 Stock Plan for Non-Employee Directors (as amended and restated July 26, 2005) (the “Plan”), which increases the portion of directors’ retainer fees that must be paid in stock and provides for issuance of the deferred stock to directors upon completion of their service on the Board of Directors. A copy of the Plan is filed as Exhibit 10.1 to this Form 10-Q.

Item 6.  Exhibits

3.1	Restated Certificate of Incorporation of Northrop Grumman Corporation effective May 17, 2005 (incorporated by reference to Exhibit 99.2 to Form 8-K dated May 17, 2005 and filed May 19, 2005)
3.2	Bylaws of Northrop Grumman Corporation, as amended May 17, 2005 (incorporated by reference to Exhibit 99.3 to Form 8-K dated May 17, 2005 and filed May 19, 2005)
*10.1	Northrop Grumman 1993 Stock Plan for Non-Employee Directors (as amended and restated July 26, 2005)
10.2	Term sheet for Kenneth N. Heintz for position of Corporate Vice President, Controller and Chief Accounting Officer (incorporated by reference to Exhibit 99.1 to Form 8-K dated April 20, 2005 and filed April 21, 2005)
*10.3	Form of Restricted Performance Stock Rights Agreement (officer), as amended May 16, 2005, applicable to 2005 Restricted Performance Stock Rights granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan, as amended September 17, 2003
*10.4	Form of Restricted Performance Stock Rights Agreement (non- officer), as amended May 16, 2005, applicable to 2005 Restricted Performance Stock Rights granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan, as amended September 17, 2003
*10.5	Northrop Grumman 2002 Annual Incentive Plan (Amended and Restated as of May 16, 2005) – Incentive Compensation Plan (for Non-Section 162(m) Officers), Performance Achievement Plan, Incentive Management Achievement Plan
*10.6	Separation Agreement and General Release dated as of July 26, 2005, between Philip A. Dur and Northrop Grumman Corporation
*10.7	Non-Employee Director Compensation Term Sheet, effective June 1, 2005
*10.8	First Amendment, effective as of April 29, 2005, to the Northrop Grumman Savings Excess Plan (Amended and Restated as of October 1, 2004)

NORTHROP GRUMMAN CORPORATION

*15	Letter from independent registered public accounting firm regarding unaudited interim financial information
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report
**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION

(Registrant)

Date: July 27, 2005	By:	/s/ KENNETH N. HEINTZ
Kenneth N. Heintz Corporate Vice President, Controller and Chief Accounting Officer