Form 10-Q
period 2005-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2005-10-25
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 21, 2005, 355,301,610 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

$ in millions	September 30, 2005	December 31, 2004
Assets:
Cash and cash equivalents	$1,712	$1,230
Accounts receivable, net of progress payments of $30,877 in 2005 and $26,754 in 2004	3,519	3,492
Inventoried costs, net of progress payments of $1,099 in 2005 and $1,049 in 2004	1,262	1,049
Deferred income taxes	514	777
Prepaid expenses and other current assets	357	293
Total current assets	7,364	6,841
Property, plant, and equipment, net of accumulated depreciation of $2,486 in 2005 and $2,189 in 2004	4,190	4,210
Goodwill	17,389	17,182
Other purchased intangibles, net of accumulated amortization of $1,369 in 2005 and $1,205 in 2004	1,347	1,477
Prepaid retiree benefits cost and intangible pension asset	2,903	2,938
Other assets	658	647
Total assets	$33,851	$33,295

NORTHROP GRUMMAN CORPORATION

$ in millions	September 30, 2005	December 31, 2004
Liabilities and Shareholders’ Equity:
Notes payable to banks	$57	$9
Current portion of long-term debt	524	33
Trade accounts payable	1,581	1,750
Accrued employees’ compensation	1,190	1,070
Advances on contracts	1,681	1,336
Income taxes payable	362	454
Other current liabilities	1,475	1,505
Total current liabilities	6,870	6,157
Long-term debt	4,569	5,116
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,831	3,736
Deferred income taxes	536	506
Other long-term liabilities	746	730
Total liabilities	16,902	16,595
Common stock, 800,000,000 shares authorized; issued and outstanding: 2005 — 354,698,675; 2004 — 364,430,202	355	364
Paid-in capital	11,913	12,426
Retained earnings	4,815	4,014
Unearned compensation	(2)	(3)
Accumulated other comprehensive loss	(132)	(101)
Total shareholders’ equity	16,949	16,700
Total liabilities and shareholders’ equity	$33,851	$33,295

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30		Nine months ended September 30
$ in millions, except per share	2005	2004	2005	2004
Sales and Service Revenues
Product sales	$4,912	$4,924	$15,166	$15,094
Service revenues	2,534	2,484	7,695	6,913

Total revenues	7,446	7,408	22,861	22,007
Cost of Sales and Service
Cost of product sales	4,104	4,183	12,334	12,380
Cost of service revenues	2,228	2,044	6,835	6,197
General and administrative expenses	681	643	2,048	1,961

Operating margin	433	538	1,644	1,469
Interest income	5	20	44	52
Interest expense	(98)	(110)	(287)	(335)
Other, net	95	(6)	184	7

Income from continuing operations before income taxes	435	442	1,585	1,193
Federal and foreign income taxes	147	151	533	372

Income from continuing operations	288	291	1,052	821
Income from discontinued operations, net of tax				1
Gain (loss) on disposal of discontinued operations, net of tax	5	(13)	17	(10)

Net income	$293	$278	$1,069	$812

Basic Earnings Per Share
Continuing operations	$.81	$.81	$2.93	$2.29
Disposal of discontinued operations	.01	(.03)	.05	(.03)

Basic earnings per share	$.82	$.78	$2.98	$2.26

Weighted average common shares outstanding, in millions	356.2	357.5	358.5	359.3

Diluted Earnings Per Share
Continuing operations	$.80	$.80	$2.88	$2.25
Disposal of discontinued operations	.01	(.04)	.05	(.02)

Diluted earnings per share	$.81	$.76	$2.93	$2.23

Weighted average diluted shares outstanding, in millions	362.2	364.0	364.7	364.2

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30		Nine months ended September 30
$ in millions	2005	2004	2005	2004
Net income	$293	$278	$1,069	$812
Other Comprehensive Income (Loss)
Change in cumulative translation adjustment		2	(4)	(4)
Unrealized gains (losses) on marketable securities, net of tax of $2 and $1 for the three months ended September 30, 2005, and 2004, and $2 and $14 for the nine months ended September 30, 2005, and 2004, respectively	4	(2)	2	21
Reclassification adjustment on sale of marketable securities, net of tax of $15			(29)

Other comprehensive income (loss), net of tax	4		(31)	17

Comprehensive income	$297	$278	$1,038	$829

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
$ in millions	2005	2004
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$5,775	$5,837
Other collections	17,491	16,175
Income tax refunds received	84	108
Interest received	47	4
Other cash receipts	41	27

Total sources of cash—continuing operations	23,438	22,151

Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	20,616	19,763
Interest paid	335	354
Income taxes paid	391	321
Litigation settlement	99	81
Other cash payments	30	10

Total uses of cash—continuing operations	21,471	20,529

Cash provided by continuing operations	1,967	1,622
Cash used in discontinued operations		(10)

Net cash provided by operating activities	1,967	1,612

Investing Activities
Proceeds from sale of businesses	57	66
Payment for businesses purchased	(353)
Proceeds from sale of property, plant, and equipment	8	9
Additions to property, plant, and equipment	(519)	(424)
Proceeds from sale of investments	224	23
Other investing activities, net	(26)	(36)

Net cash used in investing activities	(609)	(362)

Financing Activities
Borrowings under lines of credit	61	101
Repayment of borrowings under lines of credit	(14)	(101)
Principal payments of long-term debt	(31)	(113)
Proceeds from issuance of stock	86	87
Dividends paid	(268)	(237)
Common stock repurchases	(710)	(479)

Net cash used in financing activities	(876)	(742)

Increase in cash and cash equivalents	482	508
Cash and cash equivalents, beginning of period	1,230	342

Cash and cash equivalents, end of period	$1,712	$850

NORTHROP GRUMMAN CORPORATION

	Nine months ended September 30
$ in millions	2005	2004
Reconciliation of Income from Continuing Operations to Net Cash Provided by Operating Activities
Income from continuing operations	$1,052	$821
Adjustments to reconcile to net cash provided by operating activities
Depreciation	393	376
Amortization of intangible assets	164	170
Stock-based compensation	104	85
Loss on disposals of property, plant, and equipment	7	8
Impairment of property, plant, and equipment damaged by Hurricane Katrina	49
Receivable from insurance carrier	(49)
Amortization of long-term debt premium	(14)	(14)
Gain on sale of investments	(151)
Decrease (increase) in
Accounts receivable	(4,122)	(4,341)
Inventoried costs	(277)	(237)
Prepaid expenses and other current assets	(75)	14
Increase (decrease) in
Progress payments	4,173	4,230
Accounts payable and accruals	304	475
Deferred income taxes	336	103
Income taxes payable	(50)	92
Retiree benefits	131	(81)
Other non-cash transactions, net	(8)	(79)

Cash provided by continuing operations	1,967	1,622
Cash used in discontinued operations		(10)

Net cash provided by operating activities	$1,967	$1,612

Non-Cash Investing and Financing Activities
Sale of business
Liabilities assumed by purchaser	$41

Purchase of business
Fair value of assets acquired, including goodwill	$399
Consideration given for businesses purchased	(355)

Liabilities assumed	$44

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Nine months ended September 30
$ in millions, except per share	2005	2004
Common Stock
At beginning of period	$364	$362
Common stock repurchased	(13)	(12)
Employee stock awards and options	4	14

At end of period	355	364

Paid-in Capital
At beginning of period	12,426	12,071
Common stock repurchased	(674)	(480)
Stock split		179
Employee stock awards and options, net of tax	161	157

At end of period	11,913	11,927

Retained Earnings
At beginning of period	4,014	3,431
Net income	1,069	812
Stock split		(179)
Cash dividends	(268)	(237)

At end of period	4,815	3,827

Unearned Compensation
At beginning of period	(3)	(6)
Amortization of unearned compensation	1	3

At end of period	(2)	(3)

Accumulated Other Comprehensive Loss
At beginning of period	(101)	(73)
Change in cumulative translation adjustment	(4)	(4)
Unrealized gains on marketable securities, net of tax	2	21
Reclassification adjustment on sale of marketable securities, net of tax	(29)

At end of period	(132)	(56)

Total shareholders’ equity	$16,949	$16,059

Cash dividends per share	$.75	$.66

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

Effective January 1, 2005, the manufacturer of complex printed circuit boards and the electronic connector manufacturer previously reported in the Other segment were realigned to the Electronic Systems segment. The prior year financial statements do not reflect this realignment as the effect on the Electronic Systems segment’s sales and operating margin was not significant. During the second quarter of 2005, the company decided to shut-down its European-based marketing group reported in the Other segment and the costs associated with the shut-down are not significant.

2.  IMPACT FROM HURRICANES

During the third quarter of 2005, the company’s operations in the Gulf Coast area of the United States were significantly impacted by Hurricane Katrina and to a lesser extent Hurricane Rita. Damage from Hurricane Rita was minor and is not expected to have a material effect on the company’s financial position, results of operations, or cash flows. The company’s Ship Systems facilities incurred significant damage from Hurricane Katrina, with lesser damage reported at several smaller facilities from the company’s other sectors with operations in the area. The financial impact to Ship Systems is due to property damage, contract cost growth, and work delays.

NORTHROP GRUMMAN CORPORATION

Property Damage – Initial estimates by management of the replacement value to repair or replace its damaged property and expenditures necessary to clean-up and restore its facilities total approximately $1 billion. Included in this initial amount are estimated costs of clean-up and restoration of approximately $200 million, and the remainder represents the estimated repair and replacement value of damaged property. These amounts are based on the company’s current estimates and will likely change as the company continues to investigate the extent of property damage and of necessary clean-up and restoration activities. As of September 30, 2005, the company has determined that assets with a net book value of $49 million were completely destroyed by Hurricane Katrina. The company is continuing to assess its remaining assets to determine the extent of further repair and replacement that may be necessary.

Contract Cost Growth – The company also expects to incur additional costs under its current Ship Systems contracts due to hurricane-related delay and disruption under those contracts. The major elements of anticipated cost growth are increased labor, material and overhead costs from damage to facilities and the region’s infrastructure. This cost growth is expected to reduce earned margin on these contracts. In addition, the company expects to report lower than previously planned margin under those current contracts in future periods. Management estimates that it will take from nine to twelve months to return to pre-Katrina production capacity depending on its ability to recover from the physical damage to the yard and the return of the workforce, but does not foresee any loss of backlog.

Work Delays – Property damage to company facilities and the surrounding infrastructure has caused significant work delays primarily as a result of a reduced workforce. While in excess of 60 percent of the workforce has returned to work as of September 30, 2005, ship production schedules have been significantly impacted. Management estimates that the delayed work will primarily be performed in 2006 and 2007.

Insurance Recovery – Property damage from Hurricane Katrina is covered by the company’s comprehensive property insurance program. The insurance provider for coverage of property damage losses over $500 million has advised management of a disagreement regarding coverage for certain losses above $500 million. Notwithstanding this disagreement, the company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. However, based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter at this time.

The company has recorded a receivable for insurance recoveries to the extent that losses have been incurred and the realization of the related insurance claim is probable as defined under accounting principles generally accepted in the United States. In accordance with the cost accounting regulations relating to U. S. Government contractors, recovery of property damage in excess of the net book value of the company’s fixed assets as well as losses on property damage that are not recovered through insurance are required to be included in the company’s overhead pools and allocated to current contracts under a systematic process. The company is currently in discussions with its government customer regarding the allocation methodology to be used to account for these differences.

The company’s comprehensive property insurance includes coverage for business interruption effects caused by the storm. The company has not yet prepared an assessment or filed a claim with the insurance providers and is unable to currently estimate the amount of any recovery or the period in which a claim related to business interruption will be resolved. Accordingly, no such amounts have been recognized by the company.

Financial Impact – During the third quarter of 2005, the company recorded a property damage loss equal to the net-book value of assets destroyed in the storm of approximately $49 million and simultaneously recognized a receivable from its insurance companies for a like amount. An additional insurance receivable of $15 million was also recognized representing the expenditures to date for clean-up and recovery costs to be included in the company’s insurance claim. The total receivable from the insurance carrier of $64 million is included in “Prepaid

NORTHROP GRUMMAN CORPORATION

expenses and other current assets” in the accompanying Consolidated Condensed Statements of Financial Position. As clean-up and recovery work continues and the company completes its assessment of its property damage and repair, it is expected that additional insurance receivable amounts will be recorded. Also, during the third quarter of 2005, the company recorded a pre-tax adjustment to reduce the earned margin on its contracts in process by $150 million ($98 million after-tax) to recognize the effects of the above mentioned contract cost growth. In future periods, the earned margin on the affected contracts will be reduced from Ship Systems’ management’s prior expectations. The financial impact of work delays is primarily related to sales revenue and operating margin delayed to future periods that otherwise would have been recognized in the third quarter of 2005.

The amounts recorded are based on the company’s best estimates of the effects of the storm and probability of related insurance recoveries. However, since the amount of damage and disruption caused by Hurricane Katrina is unprecedented, it is possible that future adjustments may be required. The most significant remaining uncertainties regarding the company’s future performance on contracts relate to its estimates of the successful return of its workforce and the effects of escalation on various economic factors (labor costs, costs of materials, general availability of workforce and materials) in the areas severely impacted by the storm. As mentioned above, the amount and timing of insurance recoveries are also uncertain at this time due to the difficulty in estimating total damage and the disagreement with the company’s insurance carrier regarding coverage for certain losses above $500 million.

Management also evaluated its goodwill and other purchased intangible assets at Ship Systems for possible impairment pursuant to Statement of Financial Accounting Standard (SFAS) No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 142 – Goodwill and Other Intangible Assets. The annual goodwill impairment test for Ship Systems was previously performed as of April 30, 2005. This impairment test was updated as of September 30, 2005. Based on the continuity of the company’s contracts in process, anticipated recoveries from insurance, and the company’s flexibly-priced government contracts, management has determined that no impairment to its goodwill and other purchased intangible assets has occurred as a result of the hurricanes.

3.  NEW ACCOUNTING STANDARDS

Several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) became effective during the periods presented. None of the new pronouncements had a significant effect on the company’s financial position or results of operations.

Other new pronouncements issued by the FASB and not effective until after September 30, 2005, are not expected to have a significant effect on the company’s financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 – Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, that clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 – Accounting for Asset Retirement Obligations. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of this interpretation will have on the company’s financial position and results of operations.

NORTHROP GRUMMAN CORPORATION

In December 2004, the FASB issued SFAS No. 123(R) – Share-Based Payment, which replaces SFAS No. 123 –Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 – Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005. Management plans to adopt this statement on a modified prospective basis beginning January 1, 2006.

4.  COMMON STOCK DIVIDEND

Common Stock Dividend – On March 23, 2005, the company’s Board of Directors approved a 13 percent increase to the quarterly common stock dividend, from $.23 per share to $.26 per share, effective with the second quarter 2005 dividend.

5.  BUSINESSES ACQUIRED

Confluent – On September 30, 2005, the company acquired privately held Confluent RF Systems Corporation (Confluent) for $42 million, which includes estimated transaction costs of $2 million. In addition, the company paid $10 million into an escrow account related to a contingent services agreement, that will be amortized as expense over the twelve-month service period. The acquisition of Confluent provides the company with access to a unique set of proprietary technologies for use on various programs. The operating results of this business will be included as part of the Airborne Early Warning and Electronic Warfare Systems business area of the Integrated Systems segment from the date of acquisition. The assets, liabilities, and results of operations of the acquired business were not material and thus pro-forma information is not presented. The company has recorded the excess of the purchase price over the fair value of the net assets acquired as goodwill. The ultimate allocation of the purchase price based on a determination of the fair market value of assets acquired and liabilities assumed may differ from the amounts included in the accompanying financial statements. Adjustments to the purchase price allocations are expected to be finalized by the fourth quarter of 2005, and will be reflected in future filings. Management does not expect these adjustments to have a material effect on the company’s financial position or results of operations.

Integic – On March 21, 2005, the company acquired privately held Integic Corporation (Integic) for $313 million. Integic is located in Chantilly, Virginia, and specializes in enterprise health and business process management solutions. The operating results of Integic have been included as part of the Government Information Technology business area of the Information Technology segment from April 1, 2005, as the operating results from March 21, 2005, through March 31, 2005, were not significant. The assets, liabilities, and results of operations of Integic were not material and thus pro-forma information is not presented. The financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocations of the purchase price for Integic. During the second quarter of 2005, approximately $34 million of the purchase price was allocated from goodwill to purchased intangibles (see Note 10). The company is currently reviewing preliminary fair value adjustments associated with certain contracts and accounts receivable. The ultimate allocation of the purchase price may differ from the amounts included in the accompanying financial statements. Adjustments to the purchase price allocations are expected to be finalized by the fourth quarter of 2005, and will be reflected in future filings. Management does not expect these adjustments, if any, to have a material effect on the company’s financial position or results of operations.

NORTHROP GRUMMAN CORPORATION

6.  BUSINESSES SOLD AND DISCONTINUED OPERATIONS

Teldix – On March 31, 2005, the company sold Teldix GmbH (Teldix) for $57 million in cash and recognized a pre-tax gain of $16 million in discontinued operations. Subsequent purchase price adjustments pursuant to the sale agreement have increased the pre-tax gain to $19 million for the nine months ended September 30, 2005. The results of operations of Teldix, reported in the Electronic Systems segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Northrop Grumman Canada – On December 30, 2004, the company completed the sale of its Canadian navigation systems and space sensors systems businesses for $65 million in cash, and recognized a pre-tax gain of $13 million in discontinued operations. Subsequent purchase price adjustments pursuant to the sale agreement have increased the pre-tax gain by $5 million during the nine months ended September 30, 2005. The assets and liabilities as well as results of operations of the Canadian navigation systems and space sensors systems businesses were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Kester – In February 2004, the company sold Kester for $60 million in cash and recognized a pre-tax gain of $3 million in discontinued operations. The accompanying Consolidated Condensed Statements of Income include the January and February 2004 operating results of Kester, which were not material.

NORTHROP GRUMMAN CORPORATION

7.  SEGMENT INFORMATION

The company is organized into seven business sectors: Electronic Systems, Newport News, Ship Systems, Integrated Systems, Mission Systems, Information Technology, and Space Technology. For financial reporting purposes, each business sector is a reportable segment with the exception of Newport News and Ship Systems, which are aggregated and reported as the Ships segment in accordance with the provisions of SFAS No. 131 –Disclosures about Segments of an Enterprise and Related Information.

The table below presents segment operating information for the three months and nine months ended September 30, 2005, and 2004, respectively.

	Three months ended September 30		Nine months ended September 30
$ in millions	2005	2004	2005	2004
Sales and Service Revenues
Electronic Systems	$1,594	$1,558	$4,902	$4,687
Ships	1,222	1,537	4,323	4,538
Integrated Systems	1,426	1,164	4,129	3,444
Mission Systems	1,405	1,266	4,030	3,747
Information Technology	1,311	1,261	3,871	3,716
Space Technology	842	823	2,580	2,465
Other	9	58	31	178
Intersegment eliminations	(363)	(259)	(1,005)	(768)

Total sales and service revenues	$7,446	$7,408	$22,861	$22,007

Operating Margin
Electronic Systems	$182	$178	$541	$474
Ships	(68)	96	137	282
Integrated Systems	112	105	356	311
Mission Systems	100	82	290	244
Information Technology	93	80	267	224
Space Technology	67	57	198	169
Other	(5)	1	(11)	6

Total segment operating margin	481	599	1,778	1,710
Adjustments to reconcile to total operating margin
Unallocated expenses	(42)	(62)	(111)	(216)
Pension expense	(102)	(87)	(308)	(263)
Reversal of CAS pension expense included above	98	90	295	247
Reversal of royalty income included above	(2)	(2)	(10)	(9)

Total operating margin	$433	$538	$1,644	$1,469

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

NORTHROP GRUMMAN CORPORATION

8.  EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – The dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans totaled 6.0 million and 6.5 million shares for the three months ended September 30, 2005, and 2004, respectively, and 6.2 million and 4.9 million shares for the nine months ended September 30, 2005, and 2004, respectively. Shares issuable pursuant to the mandatorily redeemable preferred stock are not included in the diluted earnings per share calculations because their effect was not dilutive for the periods presented. The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2005, exclude stock options to purchase approximately 4 million shares, and the weighted-average diluted shares outstanding for the three and nine months ended September 30, 2004, exclude stock options to purchase approximately 7 million and 13 million shares, respectively, since such options have an exercise price in excess of the average market price of the company’s common stock during the respective periods.

Share Repurchases – On October 26, 2004, the company’s Board of Directors authorized a program to repurchase up to $1 billion of its outstanding common stock. The program commenced in November 2004 and was completed in the third quarter of 2005. During the three and nine months ended September 30, 2005, the company repurchased 3.5 and 12.7 million shares at an average price of $55.94 and $54.14 per share, respectively, including commissions, under this share repurchase program. From the inception of this program through September 30, 2005, the company repurchased 18.2 million shares at an average price of $54.83 per share, including commissions.

On October 24, 2005, the company’s Board of Directors authorized the repurchase of up to $1.5 billion of its outstanding common stock which is expected to be completed over a twelve to eighteen-month period commencing in November 2005.

Share repurchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase.

9.  SALE OF INVESTMENTS

Endwave – At December 31, 2004, the company owned approximately 3.5 million common shares of Endwave Corporation (Endwave) with a carrying value of zero. On March 25, 2005, Endwave filed a registration statement with the Securities and Exchange Commission (SEC) to register for sale 5 million of its common shares, of which 3 million were to be offered by the company. This registration statement was withdrawn by Endwave on June 15, 2005. The SEC approved the withdrawal on July 7, 2005.

After the withdrawal, the company sold 2.1 million shares of Endwave under Rule 144 of the Securities Exchange Act (Rule 144), for $81 million, and recorded an after-tax gain of $53 million. These sales reduced the company’s ownership of Endwave to 1.3 million common shares. Of the company’s remaining investment, 400,000 shares will be eligible for sale under Rule 144 over the next twelve months and have been reported as available-for-sale securities and recorded at their fair value of $6 million as of September 30, 2005. The amount recorded reflects the corresponding publicly traded stock price of Endwave and is included in “Prepaid expenses and other current assets” in the accompanying Consolidated Condensed Statements of Financial Position. The remaining 900,000 shares are recorded under the cost method and have a carrying value of zero as of September 30, 2005. The company does not consider this investment to be critical to its ongoing business operations, and the company may sell additional shares from time to time.

NORTHROP GRUMMAN CORPORATION

On September 15, 2005, Endwave filed a registration statement with the SEC to register for sale 3.3 million of its common shares, of which 1.3 million were the remaining shares held by the company. On October 18, 2005, Endwave announced that it had postponed its planned secondary offering until further notice.

TRW Auto – At December 31, 2004, the company owned 17 million common shares of TRW Automotive Holdings Corp. (TRW Auto), of which approximately 4 million shares were reported as available-for-sale securities and were recorded at their fair value of $83 million. The amount recorded reflected the corresponding publicly traded stock price of TRW Auto and was included in “Prepaid expenses and other current assets” as of December 31, 2004, in the accompanying Consolidated Condensed Statements of Financial Position. The remaining 13 million shares were carried at their cost of $130 million as of December 31, 2004, and were included in “Other assets” in the accompanying Consolidated Condensed Statements of Financial Position.

On March 11, 2005, the company sold 7.3 million of its TRW Auto common shares for $143 million, and recorded an after-tax gain of $45 million. The sale reduced the company’s ownership of TRW Auto to 9.7 million common shares. The remaining investment is carried at cost of $97 million and included in “Other assets” as of September 30, 2005, in the accompanying Consolidated Condensed Statements of Financial Position as the shares were not registered or otherwise marketable as of that date. The company does not consider this investment to be critical to its ongoing business operations. Any future sale would be dependent upon the waiver of certain restrictions by TRW Auto, or the events described in the Second Amended and Restated Stockholders Agreement dated January 28, 2004, between the company and TRW Auto.

10.   GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. In accordance with SFAS No. 142, impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating margin. The annual impairment test for all sectors except Mission Systems and Space Technology was performed as of April 30, 2005, with no indication of impairment. The impairment test for Mission Systems and Space Technology was performed as of November 30, 2004, with no indication of impairment. In performing the goodwill impairment tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of reporting units.

Due to the hurricane-related impacts on the operations of the Ship Systems sector, management evaluated the goodwill and other purchased intangible assets at Ship Systems for possible impairment pursuant to SFAS No. 142 and SFAS No. 144, respectively (see Note 2). The impairment test for Ship Systems, previously performed as of April 30, 2005, was updated as of September 30, 2005. Based on the continuity of the company’s contracts in process, anticipated recoveries from insurance, and the company’s flexibly-priced government contracts, management has determined that no impairment to its goodwill or other purchased intangible assets has occurred as a result of the hurricanes.

Accounting Change – During the third quarter of 2005, the company changed its designation date for the annual evaluation of goodwill for all reporting units except Mission Systems and Space Technology from April 30 to November 30. Mission Systems and Space Technology will continue to be tested on November 30. The company believes this change in accounting principle is preferable because November 30 coincides with management’s annual planning cycle and provides for a single testing point for all reporting units closer to the company’s fiscal year-end.

No more than 12 months will have elapsed between test dates and the change in test date is not intended to avoid, accelerate or delay an impairment charge. Management does not believe that the business as a whole, or any particular reporting unit, is seasonal to the extent that there would be a bias in the selection of a November 30 test date.

NORTHROP GRUMMAN CORPORATION

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows:

$ in millions	Electronic Systems	Ships	Information Technology	Mission Systems	Integrated Systems	Space Technology	Total
Balance as of December 31, 2004	$2,597	$3,630	$2,398	$4,265	$955	$3,337	$17,182
Goodwill acquired			319		42		361
Goodwill of businesses sold	(19)						(19)
Fair value adjustments to net assets acquired		(14)	(70)	(11)		(40)	(135)

Balance as of September 30, 2005	$2,578	$3,616	$2,647	$4,254	$997	$3,297	$17,389

Fair Value Adjustments to Net Assets Acquired – The change in the Information Technology segment primarily consisted of purchase price allocations to reflect adjustments to the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Integic (see Note 5). In connection with the sale of Endwave shares (see Note 9), the adjustment in the Space Technology segment included $20 million from the realization of a portion of the capital loss carryforward and $9 million from the realization of a deferred tax asset related to the Endwave shares, both associated with the acquisition of TRW. Due to the uncertainty related to the company’s ability to fully utilize these deferred tax assets as of the acquisition date, a valuation allowance equal to the full amount of the related tax benefits was recorded. Any subsequent realization of these tax benefits is recorded as a reduction of goodwill.

Purchased Intangible Assets

The company’s aggregate purchased intangible assets are as follows:

	September 30, 2005			December 31, 2004
$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$2,591	$(1,304)	$1,287	$2,572	$(1,146)	$1,426
Other purchased intangibles	125	(65)	60	110	(59)	51

Total	$2,716	$(1,369)	$1,347	$2,682	$(1,205)	$1,477

During the nine months ended September 30, 2005, approximately $34 million of the Integic purchase price was allocated to purchased intangible assets with a weighted average life of 5 years. The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense for the three and nine months ended September 30, 2005, was $56 million and $164 million, respectively.

The table below shows expected amortization for purchased intangibles for the remainder of 2005 and for the next five years:

$ in millions
Year Ended December 31
2005 (October 1 to December 31)	$56
2006	135
2007	122
2008	111
2009	98
2010	79

NORTHROP GRUMMAN CORPORATION

11.   NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

Credit Facility – On August 5, 2005, the company entered into a new credit agreement which provides for a five-year revolving credit facility in an aggregate principal amount of $2 billion. The credit facility permits the company to request additional lending commitments from the lenders under the agreement or other eligible lenders under certain circumstances, and thereby to increase the aggregate principal amount of the lending commitments under the agreement by up to an additional $500 million. The agreement provides for swingline loans and letters of credit as sub-facilities for the credit facilities provided for in the agreement. Borrowings under the credit facility bear interest at various rates, including the London Interbank Offered Rate (LIBOR), adjusted based on the company’s credit rating, or an alternate base rate plus an incremental margin. The credit facility also requires a facility fee based on the daily aggregate amount of commitments (whether or not utilized) and the company’s credit rating level. The company’s credit agreement contains certain financial covenants that are less restrictive than those contained in the prior credit agreement. At September 30, 2005, there was no balance outstanding under this facility.

Concurrent with the effectiveness of the new credit agreement, the 2001 credit agreement, for $2.5 billion, terminated on August 5, 2005. No principal or interest was outstanding or accrued and unpaid under the 2001 credit agreement on that date.

12.  RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans are as follows:

	Three months ended September 30				Nine months ended September 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2005	2004	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$168	$142	$17	$16	$506	$423	$51	$44
Interest cost	273	263	45	42	819	787	136	131
Expected return on plan assets	(367)	(345)	(12)	(11)	(1,101)	(1,033)	(37)	(35)
Amortization of:
Prior service costs	14	12			40	38
Net loss from previous years	14	14	7	1	44	42	20	5
Other		1				6

Net periodic benefit cost	$102	$87	$57	$48	$308	$263	$170	$145

Defined contribution plans cost	$60	$50			$187	$157

Employer Contributions – The company expects to contribute approximately $205 million to its pension plans and approximately $184 million to its medical and life benefit plans in 2005. As of September 30, 2005, contributions of $181 million and $126 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

13.  LITIGATION, COMMITMENTS, AND CONTINGENCIES

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. The company is a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into its premises and certain historical products. Many of these claims

NORTHROP GRUMMAN CORPORATION

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

At a briefing in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. It is unclear whether the potential claims relate to a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California. The company has been asked to respond to the issues raised in the briefing before the U.S. Government decides whether to institute formal legal proceedings or to pursue some other form of resolution. Because of the highly technical nature of the issues involved and their classified status, final resolution of this matter could take a considerable amount of time, particularly if litigation should ensue. If the U.S. Department of Justice were to pursue litigation and were to be ultimately successful on its theories of liability and compensatory damages, the effect upon the company’s financial position, results of operations, and cash flows would be material. Based upon its review to date, the company believes that it acted appropriately in this matter but can give no assurance that its view will prevail. The company is not able to estimate the amount of damages, if any, at this time.

Based upon the available information regarding matters that are subject to U. S. Government investigations, other than as set out in the immediately preceding paragraph, the company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on its financial position, results of operations, or cash flows.

Insurance Recovery – Property damage from Hurricane Katrina is covered by the company’s comprehensive property insurance program. The insurance provider for coverage of property damage losses over $500 million has advised management of a disagreement regarding coverage for certain losses above $500 million. The amount and timing of insurance recoveries are uncertain at this time due to the difficulty in estimating total damage and the disagreement with the company’s insurance carrier regarding coverage for certain losses above $500 million.

The company’s comprehensive property insurance includes coverage for business interruption effects caused by the storm. The company has not yet prepared an assessment or filed a claim with the insurance providers and is unable to currently estimate the amount of any recovery or the period in which a claim related to business interruption will be resolved. Accordingly, no such amounts have been recognized by the company.

Contract Performance Contingencies – Contract performance evaluations may include estimates of costs not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements and claims for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract performance to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2005, the amounts are not material individually or in the aggregate.

NORTHROP GRUMMAN CORPORATION

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

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at September 30, 2005, the range of reasonably possible future costs for environmental remediation sites is $266 million to $372 million, of which $279 million is accrued. Factors that could result in changes to the company’s estimate include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Co-Operative Agreements – In July and August of 2003, Ship Systems executed agreements with the states of Mississippi and Louisiana, respectively, whereby Ship Systems will lease facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ship Systems to these states. Under these agreements, Ship Systems is required to match the state’s funding of modernization, and sustaining & maintenance expenditures up to established levels and create or maintain a specified number of full-time jobs in each state. The Louisiana commitment is for expenditures up to approximately $56 million and extends through December 31, 2007, and the Mississippi agreement is for expenditures up to approximately $300 million and extends through December 31, 2009. Prior to the effects of Hurricane Katrina, the company was in compliance with the agreements in both states. To the extent necessary, the company may seek either an extension or relief from its obligations under these agreements due to the impacts of Hurricane Katrina on the workforce and surrounding infrastructure in both Mississippi and Louisiana. Failure by Ship Systems to meet these commitments would result in reimbursement by the company of all, or a portion of the amounts expended by the states.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At September 30, 2005, there were $449 million of unused stand-by letters of credit, $101 million of bank guarantees, and $551 million of surety bonds outstanding.

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

14.  STOCK-BASED COMPENSATION

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

On May 16, 2005, the Compensation and Management Development Committee of the company’s board of directors approved accelerating the vesting for all outstanding unvested employee stock options (excluding options held by elected officers), effective September 30, 2005. The accelerated options had a weighted average exercise price of $51 with original vesting dates through April 2009. The charge associated with the acceleration of vesting was not significant.

The company’s decision to accelerate the vesting of employee stock options was made pursuant to management’s ongoing evaluation of the company’s overall incentive compensation strategy, including type of future stock-based compensation awards. As part of its evaluation, management considered the amount of compensation expense that would otherwise have been recognized in the company’s results of operations upon the adoption of SFAS No. 123(R) effective January 1, 2006. The acceleration of employee stock options increased the company’s pro forma pre-tax compensation expense for the three months and nine months ended September 30, 2005, by $59 million and $89 million, respectively.

Had compensation expense been determined based on the fair value at the grant dates for stock awards, consistent with the method of SFAS No. 123 – Accounting for Stock-Based Compensation, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below.

	Three months ended September 30		Nine months ended September 30
$ in millions, except per share	2005	2004	2005	2004
Net income as reported	$293	$278	$1,069	$812
Stock-based compensation, net of tax, included in net income as reported	30	20	71	68
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(82)	(29)	(166)	(89)

Pro-forma net income using the fair value method	$241	$269	$974	$791

Basic Earnings Per Share
As reported	$.82	$.78	$2.98	$2.26
Pro-forma	$.68	$.75	$2.72	$2.20
Diluted Earnings Per Share
As reported	$.81	$.76	$2.93	$2.23
Pro-forma	$.67	$.74	$2.67	$2.17

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2005, and the related consolidated condensed statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

October 24, 2005

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

CONSOLIDATED RESULTS

Selected financial highlights are presented in the table below.

	Three months ended September 30		Nine months ended September 30
$ in millions, except per share	2005	2004	2005	2004
Sales and service revenues	$7,446	$7,408	$22,861	$22,007
Operating margin	433	538	1,644	1,469
Income from continuing operations	288	291	1,052	821
Net income	293	278	1,069	812
Diluted earnings per share from continuing operations	.80	.80	2.88	2.25
Diluted earnings per share	.81	.76	2.93	2.23
Net cash provided by operating activities	891	739	1,967	1,612

Sales and Service Revenues

Sales and service revenues for the three and nine months ended September 30, 2005, increased $38 million, or 1 percent, and $854 million, or 4 percent, respectively, as compared with the same periods in 2004. The increase in the three-month period reflects growth among all operating segments except Ships, including double-digit growth in the Integrated Systems and Mission Systems operating segments. The decrease in the Ships segment was due to the impact of Hurricane Katrina (see Note 2 to the Consolidated Condensed Financial Statements in Part I, Item I). The increase in the nine-month period also reflects growth among all segments except Ships, including double-digit growth in the Integrated Systems operating segment.

Operating Margin

Operating margin for the three months ended September 30, 2005, decreased by $105 million, or 20 percent, over the same period in 2004, primarily due to a decrease of $118 million in segment operating performance, partially

NORTHROP GRUMMAN CORPORATION

offset by lower unallocated expenses. The decrease in segment operating performance was primarily due to a $150 million cumulative adjustment to account for cost growth at the Ships segment resulting from the impact of Hurricane Katrina.

Operating margin for the nine months ended September 30, 2005, increased $175 million, or 12 percent, over the same period in 2004, primarily due to an increase of $68 million in segment operating performance and a decrease of $105 million in unallocated expenses. The increase in segment operating performance was partially offset by a $150 million cumulative adjustment in the third quarter of 2005 to account for cost growth at the Ships segment resulting from the impact of Hurricane Katrina. The decrease in unallocated expenses is primarily due to a first quarter 2004 provision of $62 million related to the resolution of the Allison Gas Turbine litigation, as well as lower unrecoverable costs for the 2005 period.

Income from Continuing Operations

Income from continuing operations for the three months ended September 30, 2005, decreased $3 million, or 1 percent, as compared with the same period in 2004. This decrease includes a $98 million after-tax cumulative adjustment to account for cost growth at the Ships segment related to the impact of Hurricane Katrina, partially offset by an after-tax gain of $53 million recognized from the sale of Endwave shares in the third quarter of 2005. The effective tax rate was 33.8 percent for the three months ended September 30, 2005, compared with 34.2 percent for the same period in 2004.

Income from continuing operations for the nine months ended September 30, 2005, increased $231 million, or 28 percent, as compared with the same period in 2004. The increase primarily reflects strong segment operating margin performance and the recognition of an after-tax gain of $53 million from the sale of common shares of Endwave Corporation (Endwave) in the third quarter of 2005 and an after-tax gain of $45 million from the sale of common shares of TRW Automotive Holdings Corp. (TRW Auto) in the first quarter of 2005. The increase in income from continuing operations included a $98 million after-tax cumulative adjustment in the third quarter of 2005 to account for cost growth at the Ships segment resulting from the impact of Hurricane Katrina. The effective tax rate was 33.6 percent for the nine months ended September 30, 2005, compared with 31.2 percent for the same period in 2004.

Net Income

Net income for the three and nine months ended September 30, 2005, increased $15 million, or 5 percent, and $257 million, or 32 percent, respectively, as compared to the same periods in 2004. Net income for the three and nine months ended September 30, 2005, included a $98 million after-tax cumulative adjustment in the third quarter of 2005 to account for cost growth at the Ships segment resulting from the impact of Hurricane Katrina. The gain on disposal of discontinued operations during the nine months ended September 30, 2005, included a $14 million after-tax gain from the divestiture of Teldix GmbH (Teldix) by the Electronic Systems segment, whereas the loss on disposal of discontinued operations during the three and nine months ended September 30, 2004, was primarily due to the resolution of indemnities and other contractual issues from previously disposed entities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three and nine months ended September 30, 2005, increased by $152 million, or 21 percent, and $355 million, or 22 percent, as compared with the same periods of 2004, primarily due to timing of cash receipts and payments. Net cash from operating activities for the nine months ended September 30, 2005, was positively impacted by a decrease of $154 million in contributions to the company’s retirement benefit plans resulting from a voluntary pre-funding in the fourth quarter of 2004. Net cash from operating activities for the nine months ended September 30, 2005, included a payment of $99 million for a litigation settlement, partially offset by the receipt of a state tax refund for research and development credits for the years 1988 through 1990, and related interest. Net cash from operating activities for the nine months ended

NORTHROP GRUMMAN CORPORATION

September 30, 2004, included the receipt of $108 million of federal and state income tax refunds, partially offset by a payment of $81 million for a litigation settlement.

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

Except as noted below, there have been no changes in the company’s critical accounting policies during the nine months ended September 30, 2005.

Goodwill Impairment Test Date – As a result of acquisition activity, the company has historically performed its annual goodwill impairment tests on one of two different dates. There are a total of seven reporting units, five of which have been tested annually as of April 30. The remaining two reporting units have been tested annually as of November 30.

During the third quarter of 2005, the company changed its designation date for the annual evaluation of goodwill for all reporting units except Mission Systems and Space Technology from April 30 to November 30. Mission Systems and Space Technology will continue to be tested on November 30. The company believes that this change in accounting principle is preferable because November 30 coincides with management’s annual planning cycle and provides for a single testing point for all reporting units closer to the company’s fiscal year-end.

No more than 12 months will have elapsed between test dates and the change in test date is not intended to avoid, accelerate or delay an impairment charge. Management does not believe that the business as a whole, or any particular reporting unit, is seasonal to the extent that there would be a bias in the selection of a November 30 test date.

SEGMENT OPERATING RESULTS

Effective January 1, 2005, certain business areas within the Electronic Systems, Ships and Space Technology segments were realigned and some business areas have been renamed. Where applicable, all prior period information has been reclassified to reflect these realignments and references to business areas in the discussion below reflect the new names. In addition, the Air Combat Systems business area in the Integrated Systems segment has been renamed and is referred to as Integrated Systems Western Region in the discussion below.

Effective January 1, 2005, the manufacturer of complex printed circuit boards and the electronic connector manufacturer previously reported in the Other segment were realigned to the Electronic Systems segment. The prior year financial statements do not reflect this realignment as the effect on the Electronic Systems segment’s sales and operating margin was not significant. During the second quarter of 2005, the company decided to shut-down its European-based marketing group reported in the Other segment and the costs associated with the shut-down are not significant.

Segment operating results are discussed below with respect to the following financial measures:

Contract Acquisitions – Contract acquisitions represent orders received during the period for which funding has been contractually obligated by the customer. Contract acquisitions tend to fluctuate from year to year and are

NORTHROP GRUMMAN CORPORATION

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

Segment Operating Margin – Segment operating margin reflects the performance of segment contracts and programs. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of pension expense/income that is not currently recognized under Cost Accounting Standards (CAS), as well as the portion of corporate, legal, environmental, state income tax, other retiree benefits, and other expenses not considered allowable costs under CAS and therefore not allocated to the segments.

Contract Acquisitions and Sales and Service Revenues in the tables within this section include intercompany amounts that are eliminated in the accompanying Consolidated Condensed Financial Statements.

ELECTRONIC SYSTEMS

	Three months ended September 30		Nine months ended September 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$1,470	$1,288	$4,535	$4,549
Sales and Service Revenues	1,594	1,558	4,902	4,687
Segment Operating Margin	182	178	541	474
As a percentage of segment sales	11.4%	11.4%	11.0%	10.1%

Contract Acquisitions

Electronic Systems segment contract acquisitions for the three months ended September 30, 2005, increased $182 million, or 14 percent, as compared with the same period in 2004. The increase was primarily due to higher program funding in the Defensive & Navigation Systems and Government Systems business areas. Significant acquisitions during the three months ended September 30, 2005, included $62 million for the Eurofighter program in the Defensive & Navigation Systems business area and $75 million for biohazard detection systems in the Government Systems business area.

Electronic Systems segment contract acquisitions for the nine months ended September 30, 2005, were essentially unchanged as compared with the same period in 2004. The backlog adjustment of $205 million resulting from the sale of Teldix on March 31, 2005, as well as incremental funding decreases in the Aerospace Systems business area were offset by increased and accelerated program funding in the Government Systems and Naval & Marine Systems business areas.

Sales and Service Revenues

Electronic Systems segment sales for the three months ended September 30, 2005, increased $36 million, or 2 percent, as compared with the same period in 2004. The increase was primarily due to higher volume in the Government Systems and Defensive & Navigation Systems business areas, partially offset by lower volume in the Aerospace Systems business area. Government Systems revenue increased $50 million, or 32 percent, due to higher sales across various programs. Defensive & Navigation Systems revenue increased $49 million, or 11 percent, primarily due to higher sales for the Laser and EA-18 programs. The decrease in Aerospace Systems was primarily due to lower volume on the F-16 Block 60 program.

NORTHROP GRUMMAN CORPORATION

Electronic Systems segment sales for the nine months ended September 30, 2005, increased $215 million, or 5 percent, as compared with the same period in 2004. The increase was primarily due to revenue growth in the Government Systems and Defensive & Navigation Systems business areas, partially offset by lower volume in the Aerospace Systems business area. Government Systems revenue increased $141 million, or 30 percent, primarily due to higher sales of biohazard detection systems. Defensive & Navigation Systems revenue increased $152 million, or 11 percent, primarily due to higher sales for the Large Aircraft Infrared Countermeasures (LAIRCM) and EA-18 programs. The decrease in Aerospace Systems was primarily due to lower volume on the Longbow Missile and Fire Control Radar programs.

Segment Operating Margin

Electronic Systems segment operating margin for the three months ended September 30, 2005, increased $4 million, or 2 percent, as compared with the same period in 2004. The increase in operating margin was primarily due to higher sales volume in the Government Systems and Defensive & Navigation Systems business areas.

Electronic Systems segment operating margin for the nine months ended September 30, 2005, increased $67 million, or 14 percent, as compared with the same period in 2004. The increase in operating margin was primarily due to higher sales volume and improved performance in the Government Systems business area. In addition, operating margin for the nine months ended September 30, 2004, included a $60 million pre-tax charge in the Aerospace Systems business area for the F-16 Block 60 program, as well as offsetting performance improvement in several other programs.

SHIPS

	Three months ended September 30		Nine months ended September 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$445	$614	$1,932	$2,724
Sales and Service Revenues	1,222	1,537	4,323	4,538
Segment Operating Margin	(68)	96	137	282
As a percentage of segment sales	—	6.2%	3.2%	6.2%

Contract Acquisitions

Ships segment contract acquisitions for the three months ended September 30, 2005, decreased $169 million, or 28 percent, as compared with the same period in 2004. The decrease was primarily due to the receipt of funding for the Enterprise in the comparable period of 2004. Significant acquisitions during the three months ended September 30, 2005, included $72 million for the LPD program, $67 million for the LHA-6 program, and $31 million for the LHD program in the Expeditionary Warfare business area; and $58 million for the DDG program and $42 million for the DD(X) program in the Surface Combatants business area.

Ships segment contract acquisitions for the nine months ended September 30, 2005, decreased $792 million, or 29 percent, as compared with the same period in 2004. The decrease was primarily due to the receipt of funding on the Virginia-class Block II program in the comparable period of 2004. Significant acquisitions during the nine months ended September 30, 2005, included $469 million for the Virginia-class Block II program in the Submarines business area, $313 million for the LPD program in the Expeditionary Warfare business area, $253 million for the Washington Docking Planned Incremental Availability (DPIA) program in the Aircraft Carriers business area, and $158 million for the Deepwater program in the Coast Guard & Coastal Defense business area.

Sales and Service Revenues

Ships segment sales for the three months ended September 30, 2005, decreased $315 million, or 20 percent, as compared with the same period in 2004. Sales in the Surface Combatants, Expeditionary Warfare, and

NORTHROP GRUMMAN CORPORATION

Commercial & Other business areas decreased $206 million, $109 million, and $39 million, respectively, due in part to an $84 million reduction of sales from hurricane-related work delays and an $82 million adjustment of prior sales to account for hurricane-related cost growth across several Ship Systems programs. The decrease in the Surface Combatants business area also includes lower volume in the DD(X) program. Revenues in the Aircraft Carriers business area increased $18 million, or 4 percent, primarily due to higher volume in the Washington DPIA, and revenues in the Submarines business area increased $11 million, or 6 percent, primarily due to increased volume in the Virginia-class Block II program.

Ships segment sales for the nine months ended September 30, 2005, decreased $215 million, or 5 percent, as compared with the same period in 2004. The decrease was primarily due to the hurricane-related work delays and cost growth in the third quarter of 2005 as discussed above. Revenues in the Submarines business area increased $51 million, or 10 percent, primarily due increased volume in the Virginia-class Block II program, and revenues in the Coast Guard & Coastal Defense business area increased $39 million, or 52 percent, primarily due to increased volume in the Maritime Security Large National Security Cutter program.

Segment Operating Margin

Ships segment operating margin for the three months ended September 30, 2005, decreased $164 million as compared with the same period in 2004. The decrease includes a $150 million cumulative adjustment to account for hurricane-related cost growth at the Ship Systems sector, as well as a $15 million impact from hurricane-related work delays at Ship Systems (see Note 2 to the Consolidated Condensed Financial Statements in Part I, Item 1). Results for the three months ended September 30, 2005, also included increased margin in the Aircraft Carriers and Submarines business areas due to higher sales volume and improved performance.

Ships segment operating margin for the nine months ended September 30, 2005, decreased $145 million, or 51 percent, as compared with the same period in 2004. The decrease was primarily due to the hurricane-related charges in the third quarter of 2005 as discussed above. Results for the nine months ended September 30, 2005, also included increased margin in the Aircraft Carriers and Submarines business areas due to higher sales volume in the Washington DPIA program and improved performance in the Eisenhower refueling program.

INTEGRATED SYSTEMS

	Three months ended September 30		Nine months ended September 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$801	$420	$3,407	$3,008
Sales and Service Revenues	1,426	1,164	4,129	3,444
Segment Operating Margin	112	105	356	311
As a percentage of segment sales	7.9%	9.0%	8.6%	9.0%

Contract Acquisitions

Integrated Systems segment contract acquisitions for the three months ended September 30, 2005, increased $381 million, or 91 percent, as compared with the same period in 2004. The increase was primarily due to increased funding in the Integrated Systems Western Region business area. Significant acquisitions in the Integrated Systems Western Region business area for the three months ended September 30, 2005, were $230 million in the High Altitude Long Endurance (HALE) Systems program, $105 million in the B-2 program, and $93 million in the F-35 program.

Integrated Systems segment contract acquisitions for the nine months ended September 30, 2005, increased $399 million, or 13 percent, as compared with the same period in 2004. The increase was primarily due to increased acquisitions in the Integrated Systems Western Region business area, partially offset by decreased acquisitions in

NORTHROP GRUMMAN CORPORATION

the Airborne Ground Surveillance & Battle Management Systems and Airborne Early Warning & Electronic Warfare Systems business areas. Significant acquisitions for the Integrated Systems Western Region business area for the nine months ended September 30, 2005, were $741 million in the F/A-18 program and $644 million in the unmanned systems programs. Significant acquisitions in the Airborne Early Warning & Electronic Warfare Systems business area were $370 million in the E-2 Advanced Hawkeye program and $145 million in the EA-18G program, and the principal acquisition in the Airborne Ground Surveillance & Battle Management Systems business area was $133 million for the Joint Surveillance Target Attack Radar System.

Sales and Service Revenues

Integrated Systems segment sales for the three months ended September 30, 2005, increased $262 million, or 23 percent, as compared with the same period in 2004. The increase was primarily due to increased volume in the Airborne Early Warning & Electronic Warfare Systems and Integrated Systems Western Region business areas. Airborne Early Warning & Electronic Warfare Systems revenue increased $130 million, or 42 percent, due to higher volume in the E-2 Advanced Hawkeye and EA-18G programs. Integrated Systems Western Region revenue increased $130 million, or 18 percent, due to higher volume in the Joint Unmanned Combat Air System (J-UCAS), Multi-Platform Radar Technology Insertion Program (MP-RTIP), and B-2 programs.

Integrated Systems segment sales for the nine months ended September 30, 2005, increased $685 million, or 20 percent, as compared with the same period in 2004. The increase was primarily due to increased volume in the Integrated Systems Western Region and Airborne Early Warning & Electronic Warfare Systems business areas. Integrated Systems Western Region revenue increased $344 million, or 16 percent, primarily due to higher volume in the J-UCAS, B-2, and MP-RTIP programs. Airborne Early Warning & Electronic Warfare Systems revenues increased $344 million, or 38 percent, primarily due to higher volume in the E-2 Advanced Hawkeye and EA-18G programs.

Segment Operating Margin

Integrated Systems segment operating margin for the three months ended September 30, 2005, increased $7 million, or 7 percent, as compared with the same period in 2004. The increase was primarily due to higher sales volume in the Airborne Early Warning & Electronic Warfare Systems business area’s E-2 Advanced Hawkeye program.

Integrated Systems segment operating margin for the nine months ended September 30, 2005, increased $45 million, or 14 percent, as compared with the same period in 2004. The increase in operating margin was primarily due to higher sales volume and improved performance in the Integrated Systems Western Region and Airborne Early Warning & Electronic Warfare Systems business areas.

The decrease in segment operating margin as a percentage of segment sales reflects the segment’s changing business mix, which reflects an increased proportion of lower margin development programs including F-35, HALE Systems, E-2 Advanced Hawkeye, and E-10A.

NORTHROP GRUMMAN CORPORATION

MISSION SYSTEMS

	Three months ended September 30		Nine months ended September 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$1,094	$987	$3,506	$3,313
Sales and Service Revenues	1,405	1,266	4,030	3,747
Segment Operating Margin	100	82	290	244
As a percentage of segment sales	7.1%	6.5%	7.2%	6.5%

Contract Acquisitions

Mission Systems segment contract acquisitions for the three months ended September 30, 2005, increased $107 million, or 11 percent, as compared with the same period in 2004. This increase was primarily due to higher funding in the Command, Control & Intelligence Systems business area.

Mission Systems segment contract acquisitions for the nine months ended September 30, 2005, increased $193 million, or 6 percent, as compared with the same period in 2004. This increase was primarily due to $75 million of funding for the Kinetic Energy Interceptors program in the Missile Systems business area, and $74 million of funding for the Command Post Platform program in the Command, Control & Intelligence Systems business area.

Sales and Service Revenues

Mission Systems segment sales for the three months ended September 30, 2005, increased $139 million, or 11 percent, as compared with the same period in 2004. This increase was primarily due to increased sales volume in the Missile Systems and Command, Control & Intelligence Systems business areas. Missile Systems revenues increased $100 million, or 31 percent, primarily due to increased volume in the Intercontinental Ballistic Missile program, and Command, Control & Intelligence Systems revenues increased $37 million, or 5 percent.

Mission Systems segment sales for the nine months ended September 30, 2005, increased $283 million, or 8 percent, as compared with the same period in 2004, primarily due to increased sales volume in the Missile Systems and Command, Control & Intelligence Systems business areas. Missile Systems revenues increased $200 million, or 21 percent, primarily due to increased volume in the Kinetic Energy Interceptors and Intercontinental Ballistic Missile programs. The increase in revenue for new and existing programs in the Command, Control & Intelligence Systems business area of $102 million, or 4 percent, was despite lower sales related to the Tactical Automated Security Systems II program that contributed $178 million in revenues in the same period in 2004. The increased revenues in the Missile Systems and Command, Control & Intelligence Systems business areas were partially offset by a decrease of $36 million, or 7 percent, in the Technical & Management Services business area.

Segment Operating Margin

Mission Systems segment operating margin for the three months ended September 30, 2005, increased $18 million, or 22 percent, as compared with the same period in 2004. The increase was primarily due to higher sales volume and performance improvements in the Missile Systems and Command, Control & Intelligence business areas.

Mission Systems segment operating margin for the nine months ended September 30, 2005, increased $46 million, or 19 percent, as compared with the same period in 2004. The increase was primarily due to higher sales volume and performance improvements in the Missile Systems and Command, Control & Intelligence Systems business areas.

NORTHROP GRUMMAN CORPORATION

INFORMATION TECHNOLOGY

	Three months ended September 30		Nine months ended September 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$1,344	$1,156	$4,155	$3,557
Sales and Service Revenues	1,311	1,261	3,871	3,716
Segment Operating Margin	93	80	267	224
As a percentage of segment sales	7.1%	6.3%	6.9%	6.0%

Contract Acquisitions

Information Technology segment contract acquisitions for the three months ended September 30, 2005, increased $188 million, or 16 percent, as compared with the same period in 2004. Significant acquisitions during the three months ended September 30, 2005, included $93 million for the Joint Base Operations Support Contract in the Technology Services business area, and $48 million for the Centers for Disease Control and Prevention Information Technology Support program and $39 million for the National Geospatial-Intelligence Agency Enterprise Engineering program, both in the Government Information Technology business area.

Information Technology segment contract acquisitions for the nine months ended September 30, 2005, increased $598 million, or 17 percent, as compared with the same period in 2004. Significant acquisitions during the nine months ended September 30, 2005, included $260 million for the United Kingdom Whole Life Support Program in the Government Information Technology business area, $256 million for the Joint Base Operations Support Contract in the Technology Services business area, and $110 million for the Vought program in the Commercial Information Technology business area.

Sales and Service Revenue

Information Technology segment sales for the three months ended September 30, 2005, increased $50 million, or 4 percent, as compared with the same period in 2004. The increase was primarily due to the Government Information Technology and Commercial Information Technology business areas. Government Information Technology revenues increased $66 million, or 9 percent, due to higher volume in existing programs, new program awards, and the acquisition of Integic. Commercial Information Technology revenues increased $18 million, or 11 percent, primarily due to new program awards and increased volume on various existing programs. The increases in the Government Information Technology and Commercial Information Technology business areas were partially offset by a decrease of $43 million, or 20 percent, in the Enterprise Information Technology business area due to overall market softness and increased competition in the value-added reseller marketplace.

Information Technology segment sales for the nine months ended September 30, 2005, increased $155 million, or 4 percent, as compared with the same period in 2004. The increase was primarily due to revenue growth in the Government Information Technology and Technology Services business areas. Government Information Technology revenues increased $173 million, or 8 percent, due to higher volume in existing programs, new program awards, and the acquisition of Integic. Technology Services revenues increased $49 million, or 10 percent, primarily due to increased volume on the Joint Base Operations Support Contract. The increases in the Government Information Technology and Technology Services business areas were partially offset by a decrease of $92 million, or 15 percent, in the Enterprise Information Technology business area due to overall market softness and increased competition in the value-added reseller marketplace.

Segment Operating Margin

Information Technology segment operating margin for the three months ended September 30, 2005, increased $13 million, or 16 percent, as compared with the same period in 2004. The increase was primarily due to higher sales volume in Government Information Technology and Commercial Information Technology, and

NORTHROP GRUMMAN CORPORATION

performance improvements in the Commercial Information Technology and Technology Services business areas, partially offset by lower performance in the Enterprise Information Technology business area.

Information Technology segment operating margin for the nine months ended September 30, 2005, increased $43 million, or 19 percent, as compared with the same period in 2004. The increase was primarily due to higher sales volume and improved program performance in the Government Information Technology and Commercial Information Technology business areas, partially offset by lower performance in the Enterprise Information Technology business area.

SPACE TECHNOLOGY

	Three months ended September 30		Nine months ended September 30
$ in millions	2005	2004	2005	2004
Contract Acquisitions	$362	$411	$1,972	$2,096
Sales and Service Revenues	842	823	2,580	2,465
Segment Operating Margin	67	57	198	169
As a percentage of segment sales	8.0%	6.9%	7.7%	6.9%

Contract Acquisitions

Space Technology segment contract acquisitions for the three months ended September 30, 2005, decreased $49 million, or 12 percent, as compared with the same period in 2004. Significant acquisitions during the three months ended September 30, 2005, included additional funding of $75 million for restricted programs in the Intelligence, Surveillance, & Reconnaissance business area, $74 million for the Advanced Extremely High Frequency (AEHF) program in the Satellite Communications business area, and $41 million for the F-35 and $39 million for the F/A-22 programs in the Software Defined Radios business area.

Space Technology segment contract acquisitions for the nine months ended September 30, 2005, decreased $124 million, or 6 percent, as compared with the same period in 2004. Significant acquisitions during the nine months ended September 30, 2005, included additional funding of $459 million for restricted programs in the Intelligence, Surveillance, & Reconnaissance business area, $336 million for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) and $111 million for the James Webb Space Telescope (JWST) programs in the Civil Space business area, $197 million for the F-35 and $132 million for the F/A-22 programs in the Software Defined Radios business area, and $198 million for AEHF in the Satellite Communications business area.

Sales and Service Revenue

Space Technology segment sales for the three months ended September 30, 2005, increased $19 million, or 2 percent, as compared with the same period in 2004. The increase was primarily due to higher volume in the Civil Space and Intelligence, Surveillance & Reconnaissance business areas. Civil Space revenues increased $35 million, or 23 percent, due to higher volume in the NPOESS and JWST programs. Intelligence, Surveillance, & Reconnaissance revenues increased $17 million, or 6 percent, primarily due to higher volume in restricted programs. The increases in the Civil Space & Intelligence, Surveillance, and Reconnaissance business areas were partially offset by lower sales in the Missile & Space Defense and Satellite Communications business areas.

Space Technology segment sales for the nine months ended September 30, 2005, increased $115 million, or 5 percent, as compared with the same period in 2004. The increase was primarily due to increased volume in the Civil Space and Intelligence, Surveillance, & Reconnaissance business areas. Civil Space revenues increased $128 million, or 27 percent, due to higher volume in the NPOESS and JWST programs. Intelligence, Surveillance, & Reconnaissance revenues increased $102 million, or 13 percent, primarily due to higher volume

NORTHROP GRUMMAN CORPORATION

in restricted programs. The increases in the Civil Space and Intelligence, Surveillance, & Reconnaissance business areas were partially offset by lower sales in the Satellite Communications and Missile & Space Defense business areas.

Segment Operating Margin

Space Technology segment operating margin for the three months ended September 30, 2005, increased $10 million, or 18 percent, as compared with the same period in 2004. The increase was primarily due to performance improvements in the Intelligence, Surveillance, & Reconnaissance business area and higher sales volume in the Civil Space business area.

Space Technology segment operating margin for the nine months ended September 30, 2005, increased $29 million, or 17 percent, as compared with the same period in 2004. The increase was primarily due to performance improvements in the Intelligence, Surveillance, & Reconnaissance business area and higher sales volume in the Intelligence, Surveillance, & Reconnaissance and Civil Space business areas.

NON-SEGMENT FACTORS AFFECTING OPERATING MARGIN

The components of operating margin are as follows:

	Three months ended September 30		Nine months ended September 30
$ in millions	2005	2004	2005	2004
Segment Operating Margin
Electronic Systems	$182	$178	$541	$474
Ships	(68)	96	137	282
Integrated Systems	112	105	356	311
Mission Systems	100	82	290	244
Information Technology	93	80	267	224
Space Technology	67	57	198	169
Other	(5)	1	(11)	6
Non-segment Factors Affecting Operating Margin
Unallocated expenses	(42)	(62)	(111)	(216)
Pension expense	(102)	(87)	(308)	(263)
Reversal of CAS pension expense included above	98	90	295	247
Reversal of royalty income included above	(2)	(2)	(10)	(9)

Total operating margin	$433	$538	$1,644	$1,469

Operating margin as a percentage of total sales and service revenue was 5.8 percent and 7.3 percent for the three months ended September 30, 2005, and 2004, respectively and 7.2 percent and 6.7 percent for the nine months ended September 30, 2005, and 2004, respectively. The primary non-segment factors affecting operating margin during these periods were a decrease in unallocated expenses, partially offset by an increase in pension expense.

Unallocated Expenses

Unallocated expenses for the three and nine months ended September 30, 2005, decreased $20 million, or 32 percent, and $105 million, or 49 percent, respectively, as compared with the same periods of 2004. The decrease in unallocated expenses for the three and nine months ended September 30, 2005, is primarily due to lower legal costs and mark-to-market stock compensation expense. Legal costs for the nine months ended September 30, 2004, included a $62 million provision related to the resolution of the Allison Gas Turbine litigation.

NORTHROP GRUMMAN CORPORATION

Pension Expense

Pension expense for the three and nine months ended September 30, 2005, increased $15 million, or 17 percent, and $45 million, or 17 percent, respectively, as compared with the same periods of 2004. The increase reflects changes in actuarial assumptions partially offset by actual 2004 asset returns of greater than 13 percent. Pension expense is included in the segments’ cost of sales to the extent that these costs are currently recognized under CAS. In order to reconcile segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.”

OTHER SIGNIFICANT INCOME STATEMENT COMPONENTS

Interest Income

Interest income for the three and nine months ended September 30, 2005, decreased $15 million, or 75 percent, and $8 million, or 15 percent, respectively, as compared with the same periods in 2004. The comparable 2004 periods included non-cash interest earned on the payment-in-kind note received in connection with the sale of the TRW automotive business. On October 10, 2004, the company reached an agreement with TRW Automotive Holdings Corp regarding the repurchase of the payment-in-kind note, at which time accrual of interest income from the note ceased.

Interest Expense

Interest expense for the three and nine months ended September 30, 2005, decreased $12 million, or 11 percent, and $48 million, or 14 percent, respectively, as compared with the same periods in 2004. The decreases were primarily due to the decrease in the average debt outstanding.

Other, Net

Other, net for the three and nine months ended September 30, 2005, increased $101 million and $177 million, respectively, as compared with the same periods in 2004. The increases were primarily due to the pre-tax gain of $81 million recognized from the sale of Endwave shares in the third quarter of 2005 and the pre-tax gain of $70 million recognized from the sale of TRW Auto shares in the first quarter of 2005.

Income Taxes

The company’s effective tax rate on income from continuing operations for the three months ended September 30, 2005, was 33.8 percent as compared with 34.2 percent for the same period in 2004.

The company’s effective tax rate on income from continuing operations for the nine months ended September 30, 2005, was 33.6 percent compared with 31.2 percent for the same period in 2004. During the second quarter of 2004, the company completed studies and recognized additional tax credits of $31 million related to research and development and export sales activities for the years 1997 through 2003.

Discontinued Operations

The after-tax gain on disposal of discontinued operations during the three and nine months ended September 30, 2005, of $5 million and $17 million, respectively, is primarily due to the divestiture of Teldix. See Note 6 to the Consolidated Condensed Financial Statements in Part I, Item 1. The loss on disposal of discontinued operations during the three and nine months ended September 30, 2004, was primarily due to the resolution of indemnities and other contractual issues from previously disposed entities.

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

NORTHROP GRUMMAN CORPORATION

The following table presents funded, unfunded, and total backlog by segment.

	September 30, 2005
$ in millions	Funded	Unfunded	Total Backlog
Electronic Systems	$6,411	$1,917	$8,328
Ships	6,774	3,484	10,258
Integrated Systems	3,969	9,499	13,468
Mission Systems	2,643	7,828	10,471
Information Technology	2,852	3,098	5,950
Space Technology	1,141	7,016	8,157
Other	38		38
Intersegment Eliminations	(497)		(497)

Total	$23,331	$32,842	$56,173

Major components in unfunded backlog as of September 30, 2005, included various restricted programs, the Kinetic Energy Interceptors program in the Mission Systems segment; the F-35, F/A-18, and E-2 Advanced Hawkeye programs in the Integrated Systems segment; the National Polar-Orbiting Operational Environmental Satellite System program in the Space Technology segment; and Block II of the Virginia-class submarines program in the Ships segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – For the nine months ended September 30, 2005, and 2004, the company generated net cash from operating activities of approximately $2 billion and $1.6 billion, respectively. Net cash from operating activities for the nine months ended September 30, 2005, was positively impacted by a decrease of $154 million in contributions to the company’s retirement benefit plans resulting from a voluntary pre-funding in the fourth quarter of 2004. Net cash from operating activities for the nine months ended September 30, 2005, included a payment of $99 million for a litigation settlement, partially offset by the receipt of a state tax refund for research and development credits for the years 1988 through 1990, and related interest. Net cash from operating activities for the nine months ended September 30, 2004, included the receipt of $108 million of federal and state tax refunds, partially offset by a payment of $81 million for a litigation settlement.

Due to the impact of Hurricane Katrina, the company’s cash from operating activities for 2005 may be negatively affected by delays in billing as well as the timing of payments for property damage and clean-up and recovery costs versus the timing of the related insurance reimbursements. However cash generated from operations supplemented by borrowings under the company’s credit facilities are expected to be sufficient to cover these expenditures while continuing to service debt and contract obligations, finance capital expenditures, and pay dividends to the company’s shareholders.

Investing Activities – Cash used in investing activities for the nine months ended September 30, 2005, was $609 million compared with cash used of $362 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the company paid $353 million to acquire two businesses, sold 2.1 million common shares of Endwave for $81 million and 7.3 million common shares of TRW Auto for $143 million, and sold Teldix for $57 million.

Financing Activities – Cash used in financing activities was $876 million for the nine months ended September 30, 2005, as compared with $742 million used in the same period of 2004. During the nine months ended September 30, 2005, and 2004, the company paid approximately $710 million and $479 million,

NORTHROP GRUMMAN CORPORATION

respectively, under common stock repurchase programs. See Note 8 to the Consolidated Condensed Financial Statements in Part I, Item 1. On August 5, 2005, the company terminated its 2001 credit facility agreement and entered into a new credit facility agreement which provides for a five-year revolving credit facility in an aggregate principal amount of $2 billion. See Note 11 to the Consolidated Condensed Financial Statements in Part I, Item 1.

NEW ACCOUNTING STANDARDS

Management is currently evaluating the effect that adoption of new accounting pronouncements may have on the company’s financial position or results of operations in future periods. See Note 3 to the Consolidated Condensed Financial Statements in Part I, Item 1.

FORWARD-LOOKING INFORMATION

Certain statements and assumptions in this report on Form 10-Q contain or are based on “forward-looking” information that the company believes to be within the definition in the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties, and include, among others, statements in the future tense, and all statements accompanied by terms such as “project,” “expect,” “estimate,” “assume,” “believe”, “intend”, “anticipate” or variations thereof and similar terms. This information reflects the company’s best estimates when made, but the company expressly disclaims any duty to update this information if new data becomes available or estimates change after the date of this report.

Such “forward-looking” information includes, among other things, projected deliveries, expected funding for various programs, future effective income tax rates, financial guidance regarding sales, segment operating margin, pension expense, employer contributions under pension plans and medical and life benefits plans, and cash flow, and is subject to numerous assumptions and uncertainties, many of which are outside of the company’s control. These include the company’s assumptions with respect to future revenues, expected program performance and cash flows, returns on pension plan assets and variability of pension actuarial and related assumptions, the outcome of litigation and appeals, insurance recoveries, environmental remediation, divestitures of businesses, successful reduction of debt, successful negotiation of contracts with labor unions, effective tax rates and timing and amounts of tax payments, the results of any audit or appeal process with the Internal Revenue Service, and anticipated costs of capital investments, among other things.

The company’s operations are subject to various additional risks and uncertainties resulting from its position as a supplier, either directly or as subcontractor or team member, to the U.S. Government and its agencies as well as to foreign governments and agencies; actual outcomes are dependent upon various factors, including, without limitation, the company’s successful performance of internal plans; government customers’ budgetary constraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products and, in connection with any fixed price development programs, controlling cost growth in meeting production specifications and delivery rates; performance issues with key suppliers and subcontractors; government import and export policies; acquisition or termination of government contracts; the outcome of political and legal processes and of the assertion or prosecution of potential substantial claims by or on behalf of a U.S. Government customer; natural disasters, including recent hurricanes affecting the company’s Gulf Coast shipyards and the associated risks underlying the company’s assumptions regarding timely return of experienced workers with critical skills, achieving expected learning-curve progress, amounts and timing of recoveries under insurance contracts, availability of materials and supplies, reconstitution of the supply chain and other infrastructure within and outside company facilities to enable efficient production, contractual performance relief and the application of cost sharing terms, impacts of timing of cash receipts and the availability of other mitigating elements; terrorist acts; legal, financial, and governmental risks related to international transactions

NORTHROP GRUMMAN CORPORATION

and global needs for military aircraft, military and civilian electronic systems and support, information technology, naval vessels, space systems and related technologies, as well as other economic, political and technological risks and uncertainties and other risk factors set out in the company’s filings from time to time with the Securities and Exchange Commission, including, without limitation, company reports on Form 10-K and Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, and short-term investments. At September 30, 2005, substantially all borrowings were fixed-rate long-term debt obligations, none of which are callable until maturity (other than make-whole calls). The company’s sensitivity to a 1 percent change in interest rates is tied primarily to its $2 billion credit agreement, which had no balance outstanding at September 30, 2005.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At September 30, 2005, two interest rate swap agreements were in effect but were not significant.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At September 30, 2005, the amount of foreign currency forward contracts outstanding was not material. The company does not consider its market risk exposure relating to foreign currency exchange to be material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The company’s principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of September 30, 2005, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2005, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

At a briefing in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. It is unclear whether the potential claims relate to a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California. The company has been asked to respond to the issues raised in the briefing before the U.S. Government decides whether to institute formal legal proceedings or to pursue some other form of resolution. Because of the highly technical nature of the issues involved and their classified status, final resolution of this matter could take a considerable amount of time, particularly if litigation should ensue. If the U.S. Department of Justice were to pursue litigation and were to be ultimately successful on its theories of liability and compensatory damages, the effect upon the company’s financial position, results of operations, and cash flows would be material. Based upon its review to date, the company believes that it acted appropriately in this matter but can give no assurance that its view will prevail. The company is not able to estimate the amount of damages, if any, at this time.

Based upon the available information regarding matters that are subject to U. S. Government investigations, other than as set out in the immediately preceding paragraph, the company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on its financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock (in millions, except average price paid per share) during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005, through July 31, 2005	.8	$55.47	.8	$154
August 1, 2005, through August 31, 2005	1.9	$55.83	1.9	$51
September 1, 2005, through September 30, 2005	.8	$56.69	.8	$—

Total	3.5	$55.94	3.5	$—

(1)	Includes commissions paid.

(2)	On October 26, 2004, the company’s Board of Directors authorized a program to repurchase up to $1 billion of its outstanding common stock. The program commenced in November 2004 and was completed in the third quarter of 2005.

On October 24, 2005, the company’s Board of Directors authorized the repurchase of up to $1.5 billion of its outstanding common stock which is expected to be completed over a twelve to eighteen-month period commencing in November 2005.

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

Item 5.  Other Information

No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

Item 6.   Exhibits

10.1	Form of Credit Agreement dated as of August 5, 2005, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation and Northrop Grumman Space & Mission Systems Corp., as Guarantors; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Payment Agent, an Issuing Bank, Swingline Lender and Administrative Agent; Credit Suisse, as Administrative Agent; Citicorp USA, Inc., as Syndication Agent; Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents; and BNP Paribas and Lloyds TSB Bank PLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed August 5, 2005)
*15	Letter from independent registered public accounting firm regarding unaudited interim financial information
*18	Letter from independent registered public accounting firm regarding change in accounting principle
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report
**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION (Registrant)

Date: October 24, 2005	By:	/s/ KENNETH N. HEINTZ
Kenneth N. Heintz Corporate Vice President, Controller and Chief Accounting Officer

II-4