Form 10-K
period 2005-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2006-02-17
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 1-16411

NORTHROP GRUMMAN CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-4840775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1840 Century Park East, Los Angeles, California 90067 (310) 553-6262

www.northropgrumman.com

(Address and telephone number of principal executive offices and internet site)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value Series B Convertible Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

As of June 30, 2005, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by nonaffiliates was approximately $19,751 million.

As of February 13, 2006, 350,705,853 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northrop Grumman Corporation’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

NORTHROP GRUMMAN CORPORATION

PART I

Item 1.	Business

Northrop Grumman Corporation (Northrop Grumman or the company) provides technologically advanced, innovative products, services, and solutions in information and services, aerospace, electronics, and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and non-defense technology programs in the United States (U.S.) and abroad. Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense (DoD). The company is therefore affected by, among other things, the federal budget process. The company also conducts business with foreign governments and makes domestic and international commercial sales.

HISTORY

Originally formed in California in 1939, Northrop Corporation was reincorporated in Delaware in 1985. In 1994, the company purchased the outstanding common stock of Grumman Corporation and, effective May 18, 1994, Northrop Corporation was renamed Northrop Grumman Corporation. On April 2, 2001, in connection with the acquisition of Litton Industries, Inc., a newly formed Delaware holding company, NNG, Inc., exchanged its common shares for all of the outstanding Northrop Grumman Corporation common shares on a one-for-one basis, through a merger in which Northrop Grumman Corporation became a subsidiary of NNG, Inc. In connection with this merger, NNG, Inc. changed its name to Northrop Grumman Corporation and the former Northrop Grumman Corporation changed its name to Northrop Grumman Systems Corporation.

The following summarizes significant acquisitions and divestitures over the past five years (see further discussion in “Businesses Acquired” and “Businesses Sold” in Part II, Item 7):

2001	Purchase of Litton Industries, Inc. (Litton)
Purchase of Electronics and Information Systems Group of Aerojet-General Corporation
Purchase of 80.7 percent of Newport News Shipbuilding Inc. (Newport News)

2002	Purchase of remaining common shares of Newport News
Purchase of TRW Inc. (TRW)

2003	Sale of TRW automotive business (Auto)

ORGANIZATION, PRODUCTS, AND SERVICES

Through December 31, 2005, the company was aligned into seven business sectors: Electronic Systems, Newport News, Ship Systems, Integrated Systems, Mission Systems, Information Technology, and Space Technology. For financial reporting purposes, each business sector is a reportable segment with the exception of Newport News and Ship Systems, which are aggregated and reported as the Ships segment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 131 – Disclosures about Segments of an Enterprise and Related Information.

Effective January 1, 2006, the company realigned businesses among four of its operating segments to form a new operating segment called Northrop Grumman Technical Services, which will be included in future filings. For additional information, see realignment discussion in “Summary Segment Financial Data” below.

NORTHROP GRUMMAN CORPORATION

Electronic Systems

The Electronic Systems segment, headquartered in Linthicum, Maryland, develops, produces, integrates and supports high performance sensors, intelligence, processing, and navigation systems operating in all environments from undersea to outer space. It also develops, produces, integrates and supports power, power control, and ship controls for naval combatants. The segment is comprised of five major business areas: Defensive & Navigation Systems; Aerospace Systems; Naval & Marine Systems; Government Systems; Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) & Space Systems; and two smaller business areas referred to collectively as “Defense Other.”

Defensive & Navigation Systems – Defensive Systems provides systems that support combat aviation by protecting aircraft and helicopters from attack, providing capabilities for precise targeting, improving mission availability through automated test systems and improving mission skills through advanced simulation systems. Aircraft and helicopter protection systems include electronic countermeasure products such as radar warning receivers, self-protection jammers, and integrated electronic warfare systems; and infrared countermeasures systems to defeat shoulder-launched, infrared-guided missiles. Targeting systems include lasers for target designation and sensor applications, and the LITENING pod system for F-16 and F/A-18 aircraft to detect and designate targets for engagement by precision weapons. Test systems include systems to test electronic components of combat aircraft on the flight line and in repair facilities. Defensive Systems also provides standard simulators for use on test ranges and training facilities to emulate radars of potential adversaries. Navigation Systems provides navigation, identification and avionics systems for military and commercial applications. Its products are used in commercial space and aircraft applications, in military air, land, sea, and space systems, and in both U.S. and international markets. Key programs include: integrated avionics for the U.S. Marine Corps attack and utility helicopters and U.S. Navy E-2 aircraft; military navigation and positioning systems for the F-16 fighter, F-22A fighter/attack aircraft, Eurofighter, and U.S. Navy MH-60 helicopter; commercial navigation systems for Airbus and Bombardier commercial aircraft; navigation systems for military and civil space satellite and deep space exploration; and transponders and friend-or-foe identification systems for the C-17 aircraft, Eurofighter and MH-60 helicopter. Navigation systems also develops and produces fiber-optic acoustic systems for underwater surveillance for Virginia-class submarines.

Aerospace Systems – Aerospace Systems’ products include sensors and integrated sensor suites which meet military surveillance, precision-strike and land force operational requirements. Products cover a wide variety of radar systems for fighters, surveillance aircraft and helicopters. Fire control radars include systems for the F-16, F-22A, F-35, C-130, B-1B, and AH-64D. Navigation radars include systems for the C-130 and V-22 aircraft. Airborne surveillance radar systems include the Airborne Warning and Control System (AWACS) radar, the 737 Multi-Role Electronically Scanned Array (MESA), the Multi-Platform Radar Technology Insertion Program (MP-RTIP), and the E-2C Radar Modernization Program. Land force systems include precision guided munitions capable of being delivered from various platforms including artillery, helicopter, and Unmanned Aerial Vehicle (UAV), night vision goggles, and weapon sights.

Naval & Marine Systems – Naval and Marine Systems provides major subsystems and subsystem integration for sensors, sensor processing, ship control and power generation on commercial ship and military surface and subsurface platforms. Principal programs include: radars for navigation; radars for aircraft and missile defense; bridge management and control systems; power generation systems for aircraft carriers; propulsion systems for the Virginia-class submarine; launch tubes for Trident submarines; the Advanced SEAL Delivery System mini-submarine; and unmanned semi-autonomous systems.

Government Systems – Government Systems provides products and services to meet the needs of governments for improvements in the effectiveness of their civil and military infrastructure operations. This includes systems and systems integration of products and services for postal automation and material handling, products for the detection and alert of chemical, biological, radiological, and nuclear material, as well as products and services for homeland defense, communications, and air traffic control. Key programs include: Advanced Flat Sorting Machines,

NORTHROP GRUMMAN CORPORATION

International Sorting Centers, air to ground radios, air traffic control center switch systems, mobile and fixed satellite communications terminals, United States Postal Service bio-detection systems, robots for bomb disposal, and national level communications and information processing systems for international customers.

C4ISR & Space Systems – C4ISR products include space sensors for national security, intelligence, missile warning, and earth observation applications and advanced Intelligence, Surveillance and Reconnaissance (ISR) multi-sensor processing and analysis systems for combat units and national agencies. ISR processing systems provide military services and national agencies with standard, interoperable automated integration and analysis of collected data from multiple sensors. Principal products are variations of the Distributed Common Ground System in the military services and national agencies, and deployed systems such as the Joint Intelligence Operations Center-Iraq. Space Systems products include visible, infrared, and radio frequency payloads and the associated ground processing for remote sensing applications, such as environmental monitoring, missile warning, and surveillance. Principal programs include the Space-Based Infrared Surveillance (SBIRS) program, and payloads for restricted programs, the Defense Meteorological Satellite Program, the National Polar-Orbiting Operational Environmental Satellite System (NPOESS), and the Defense Support Program (DSP).

Defense Other – Other product and service lines in the Electronic Systems segment include logistics support to its above-mentioned products and systems. It also includes Systems Development and Technology, an activity that develops next-generation technologies for the Electronic Systems’ market areas and positions the segment in key developing markets. These markets include chemical and biological warfare defenses, cyberspace and signals intelligence, electro-optics and infrared systems, coherent laser applications, unmanned systems, advanced navigation techniques, multi-function Radio Frequency Electro-Optical (RF/EO) systems, and advanced C4ISR systems.

Ships

The Ships segment includes the following products and services: Aircraft Carriers, Expeditionary Warfare, Surface Combatants, Submarines, Coast Guard & Coastal Defense, Services, and Commercial & Other.

Aircraft Carriers – Newport News is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers. The U.S. Navy’s newest carrier, the USS Ronald Reagan, was redelivered to the fleet in May 2004. Construction on the last carrier in the Nimitz class, the USS George H. W. Bush, continues with the christening scheduled to occur in 2006 and delivery to the U.S. Navy in 2008. Advanced design and preparation continues for the new generation carrier, CVN 21, which will incorporate transformational technologies that will result in manning reductions, improved war fighting capability, and a new nuclear propulsion plant design. The company also provides ongoing maintenance for the U.S. Navy aircraft carrier fleet through overhaul, refueling, and repair work. Newport News is currently performing the refueling and overhaul of the USS Carl Vinson with redelivery to the U.S. Navy anticipated in early 2009. Planning for the USS Theodore Roosevelt refueling and overhaul is expected to begin in late 2006.

Expeditionary Warfare – Expeditionary Warfare programs include the design and construction of amphibious assault ships for the U.S. Navy, including the WASP LHD 1 class and the San Antonio LPD 17 class. Ship Systems is the sole provider for the LHD class of large-deck, 40,500-ton multipurpose amphibious assault ships, which serve as the centerpiece of an Amphibious Ready Group. Currently, the LHD 8 is under construction and is a significant upgrade from the preceding seven ships. The design and production of the LHD 8 is a $1.6 billion program with delivery scheduled for 2007. Ship Systems is also the sole provider of the LPD 17 class of ships, which function as amphibious transports. The initial ship was delivered in 2005, and five LPD 17 ships are currently under construction.

Surface Combatants – Ship Systems builds Surface Combatants, which includes the design and construction of the Arleigh Burke DDG 51 class Aegis guided missile destroyers, and the design of DD(X), the U.S. Navy’s future

NORTHROP GRUMMAN CORPORATION

transformational surface combatant class. Ship Systems is one of two prime contractors designing and building DDG 51 class destroyers, which provide primary anti-aircraft and anti-missile ship protection for the U.S. Navy fleet. Four Arleigh Burke class destroyers are currently under construction with an additional ship in backlog. The company is currently completing the $2.9 billion Phase III contract in the DD(X) program to develop and test eleven Engineering Development Models including an Integrated Electric Propulsion System, an all-composite low signature deckhouse with embedded radar and communication apertures, a new stealthy hull form, and a new Peripheral Vertical Missile Launching System. These advanced technologies are being incorporated into the DD(X) design and will be incorporated into the next generation cruiser, CG(X), and many ships already in the fleet, as well as other future new ship classes. The current DD(X) acquisition plan calls for an equal split of ship detail design efforts between the company and Bath Iron Works, a wholly owned subsidiary of General Dynamics. The companies are currently under contract to transition from Phase III to detail design and are preparing Detail Design and Lead Ship Construction proposals in preparation for contract negotiations with the U.S. Navy.

Submarines – Newport News is one of only two U.S. companies capable of designing and building nuclear-powered submarines. In February 1997, the company and Electric Boat, a wholly owned subsidiary of General Dynamics, reached an agreement to cooperatively build Virginia-class nuclear attack submarines. The lead ship, USS Virginia, was delivered to the U.S. Navy and commissioned into the fleet in October 2004. Newport News expects to deliver the USS Texas in mid-2006, and progress continues on the remaining two boats of the first block, USS Hawaii and USS North Carolina. Electric Boat and Newport News were awarded a construction contract in August 2003, which was subsequently modified in January 2004, for the second block of six Virginia-class submarines. Planning and long lead material procurement is underway on the first three boats of the second block. Construction has begun on the first three boats of the second block. Component material procurement for boats six through ten is also underway.

Coast Guard & Coastal Defense – Ship Systems and Lockheed Martin are joint venture partners for the Coast Guard’s Deepwater Modernization Program. Ship Systems has design and production responsibility for all surface ships, including three new classes of cutters. The program is a 20-year program with the surface ship content having an estimated revenue value of $8.1 billion.

Services – Newport News and Ship Systems also provide after-market services, including on-going maintenance and repair work, for a wide array of naval and commercial vessels. The company has ship repair facilities in the U.S. Navy’s largest homeports of Norfolk, Virginia, and San Diego, California.

Commercial & Other – Under the Polar Tanker program, Ship Systems is under contract to produce five double-hulled tankers, of which four ships have been delivered. These tankers each transport one million barrels of crude oil from Alaska to west coast refineries and are fully compliant with the Oil Pollution Act of 1990. The remaining ship is expected to be delivered in mid- 2006.

Integrated Systems

The Integrated Systems segment, headquartered in El Segundo, California, designs, develops, produces, and supports fully missionized integrated systems and subsystems in the areas of battlespace awareness, command and control systems, integrated combat systems, and airborne ground surveillance. The segment is organized into the following product lines: Integrated Systems Western Region (ISWR), Airborne Early Warning & Electronic Warfare (AEW/EW) Systems, and Airborne Ground Surveillance & Battle Management (AGS/BM) Systems.

Integrated Systems Western Region – The principal manned programs in ISWR are subcontractor work on the F/A-18 and F-35 programs and prime contract work on the B-2 program and the MP-RTIP. For the F/A-18, ISWR is responsible for the full integration of the center and aft fuselage and vertical tail sections and associated

NORTHROP GRUMMAN CORPORATION

subsystems. For the F-35, ISWR is responsible for the detailed design and integration of the center fuselage and weapons bay, a large part of systems engineering, mission system software, ground and flight test support, signature/low observables development, and support of modeling and simulation activities. ISWR is the prime systems integration contractor for the MP-RTIP, which will provide advanced radar capabilities for both the Global Hawk UAV and the latest U.S. Air Force Multi Sensor Command and Control Aircraft (E-10A). ISWR is embarking on a robust radar and avionics upgrade program for the B-2 bomber and is a prime integrator for all Logistics support activities including Program Depot Maintenance.

The principal unmanned programs at ISWR are the Global Hawk, the Joint Unmanned Combat Air System (J-UCAS), Aerial Targets, and the Fire Scout. The Global Hawk is a high altitude, long endurance unmanned aerial reconnaissance system. J-UCAS is a development program designed to demonstrate the technical feasibility, military utility, and operational value for a networked system of high performance and weaponized unmanned air vehicles to effectively and affordably prosecute 21st century combat missions. Aerial Targets has two primary models, the BQM-74 and the BQM-34 and is involved in multiple international contracts. Fire Scout is a vertical takeoff and landing tactical UAV system in development and low-rate initial production and consists of two versions – the Fire Scout for the U.S. Navy and the Future Combat Systems (FCS) for the U.S. Army. ISWR is the prime contractor for these product lines with the exception of FCS.

Airborne Early Warning & Electronic Warfare Systems – AEW Systems principal products include the E-2C Hawkeye and E-2D Advanced Hawkeye aircraft. The Hawkeye is the U.S. Navy’s airborne battle management command and control mission system providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is currently delivering E-2C aircraft to the U.S. Navy and international customers under a multiyear contract, and has also been awarded a follow-on multi-year contract for eight additional aircraft to be delivered to the U.S. Navy through 2009. The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements called the Advanced Hawkeye under a system development and demonstration contract with the U.S. Navy.

EW Systems principal products include the EA-6B Prowler and EA-18G electronic attack aircraft. The EA-6B is currently the U.S. armed services’ only offensive tactical radar jamming aircraft. EW Systems has developed the next generation mission system for this aircraft under the Increased Capacity (ICAP) III contract and has completed the final test and evaluation phase. The company is currently performing on the low-rate initial production for ICAP III Kits with deliveries commencing in 2005. In addition, the company is performing on a contract to incorporate the ICAP III mission system into an F/A-18 platform, designated the EA-18G. Integrated Systems is the principal subcontractor to Boeing for this program, which is currently in the system development and demonstration phase.

Airborne Ground Surveillance & Battle Management Systems – AGS/BM Systems is the prime contractor on the Joint Surveillance Target Attack Radar System (Joint STARS) program. Joint STARS detects, locates, classifies, tracks, and targets potentially hostile ground movement in all weather conditions. It is designed to operate around the clock in constant communication through secure data links with U.S. Air Force command posts, U.S. Army mobile ground stations, or centers for military analysis far from the point of conflict. Delivery of production aircraft was completed in 2005 as Joint STARS shifts toward higher development upgrades, retrofits, and support of the existing fleet. The Total Support Systems Responsibility program provides management and sustains Joint STARS aircraft and associated systems. A follow-on system, the E-10A Multi-Sensor Command & Control Aircraft (MC2A), is in technical development and demonstration. AGS/BM Systems was selected as the prime contractor for the E-10A Weapon System Integration program by the U.S. Air Force in 2003. In September 2004, AGS/BM Systems was awarded a major Battle Management Command & Control (BMC2) subsystem contract. AGS/BM Systems is continuing development in the Mine Counter Measures technology with multiple customers and leads the NATO Alliance Ground Surveillance solutions team.

NORTHROP GRUMMAN CORPORATION

Mission Systems

The Mission Systems segment, headquartered in Reston, Virginia, is a leading global systems integrator of complex, mission-enabling systems. The segment consists of three areas of business: Command, Control & Intelligence (C2I) Systems; Missile Systems; and Technical & Management Services.

C2I Systems – C2I Systems provides a variety of command, control, communications, computers, and intelligence support to the various branches of the U.S. Department of Defense. Offerings include signals intelligence and exploitation systems, system engineering and integration, data collection and operations and maintenance, modeling and product generation, system simulation, integration and test, spacecraft command and control (C2) systems, payload control and terminal software, U.S. Army tactical global combat service support, U.S. Army management information systems, joint service nuclear, biological and chemical reconnaissance systems, tactical operation centers, interoperable C2 solutions, mission planning applications, tactical data link products, global command and control systems, interoperability engineering, intelligence gathering, and naval systems engineering support and integration.

Missile Systems – Missile Systems supports the U. S. integrated Missile Defense system and the Intercontinental Ballistic Missile (ICBM) Program. The integrated Missile Defense system market includes shooters, sensors, battle management, command, control, communications (BMC3), modeling and simulation, and test and evaluation. The segment provides BMC3 systems, war games, modeling and simulation, system test and integration, and missile system engineering to the Missile Defense Agency, Boeing, and Lockheed Martin. As prime contractor for the Kinetic Energy Interceptors (KEI) program, the company is leading development and test activities focused on the boost, ascent and midcourse phases of the Missile Defense Agency’s global layered missile defense system. As prime contractor for the ICBM Program Office, the company offers ICBM domain knowledge, program management, systems engineering and integration, and sustainment and modernization services.

Technical & Management Services – Technical & Management Services primarily supports the DoD and the U. S. Department of Homeland Security. Products and services offered include full life cycle design and information systems integration and operations, electromagnetic and infrared analysis, decision support with modeling tools, systems effectiveness evaluation, engineering prototypes and integration, simulation modeling for training resource allocation, multi-media training design and delivery, operational support of war fighting and peacekeeping (e.g., linguists and subject matter experts), base operating services, equipment maintenance, logistics and administrative support and freight forwarding services, biometrics, biological agent detection, maneuver and logistics training, force-on-force exercise development and control, force modernization and integration, and equipment training and fielding.

Information Technology

The Information Technology segment, headquartered in McLean, Virginia, consists of four areas of business: Government Information Technology, Enterprise Information Technology, Commercial Information Technology, and Technology Services.

Government Information Technology – This business area covers a wide range of large-scale systems integration, solutions, and services programs for government customers across the DoD, federal civilian agencies, state and local, and national intelligence agencies. These programs encompass C4ISR, enterprise management services, citizen systems and public safety solutions, infrastructure systems and services, modeling, simulation and training, science and technology, and logistics, operations and maintenance services.

C4ISR capabilities include mission planning and rehearsal, battle management command and control systems, tactical communications, satellite systems and applications, and wireless communications solutions. Infrastructure systems and services provides enterprise communications and infrastructure systems, information technology (IT) outsourcing, network operations center IT services, logistics systems, mission support systems, commercial services,

NORTHROP GRUMMAN CORPORATION

and information assurance to a broad range of customers in both the government and commercial marketplaces. In the sciences and technology market, products include laser and imaging systems, weapons of mass destruction threat reduction analysis and simulation, systems analysis and modeling, health and applied science systems, and high-performance computing. In the modeling, simulation and training market, the sector is a prime developer and operator of modeling, simulation and analysis systems, computer-driven war-gaming and training, flight simulations, knowledge management systems, and mission readiness exercises.

Government Information Technology also acts as the lead for the company’s Homeland Security (HLS) efforts. HLS solutions include emergency operations centers, identity management and identification/authentication, port and border security, training and exercises, cyber-warfare modeling, HLS requirements and optimization of systems, and consequence management.

Enterprise Information Technology – Enterprise Information Technology provides advanced solutions and complex IT products and professional services to both public sector and commercial customers, specifically in two core market segments: enterprise computing and multiservice networking and security. In January 2006, management announced its intention to exit this business area during 2006.

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

Intelligence, Surveillance & Reconnaissance – In the ISR business area, the sector’s capabilities give the nation’s monitoring systems a global reach and enhance national security. Addressing requirements in space-based intelligence, surveillance, and reconnaissance systems, the sector provides mission and system engineering, satellite systems, and mission operations. Customers are predominantly restricted, as are the major programs. The DSP is also part of this business area, and has been monitoring ballistic missile launches for the U.S. Air Force for decades.

Civil Space – The Civil Space business area produces and integrates space-based systems, instruments, and services primarily for the National Aeronautics and Space Administration (NASA) and the National Oceanic and Atmospheric Administration (NOAA), and other governmental agencies. These systems are primarily used for space science, earth observation and environmental monitoring, and exploration missions. A variety of systems and services are provided, including mission and system engineering services, spacecraft and instrument systems, mission operations, and propulsion systems. Major programs include NPOESS, the James Webb Space Telescope

NORTHROP GRUMMAN CORPORATION

(JWST), and the legacy Chandra space telescope and Earth Observing System programs.

Software Defined Radios – Space Technology’s Software Defined Radios business area is at the forefront of radio technology, and designs, develops, and produces advanced integrated Communications, Navigation and Identification systems, radios, and avionics integration software. The sector’s avionics systems are integral elements of the F-22A and F-35 programs.

Satellite Communications – The SatCom business area includes complex satellite communication payloads. Key customers are satellite prime contractors in support of the DoD and other government agencies. Major programs include the Advanced Extremely High Frequency (AEHF) payload, Transformational Satellite (TSAT) communications payload, and the communication payload for the legacy Milstar program, currently in operation.

Missile & Space Defense – The Missile & Space Defense business area produces space, air, and ground-based systems that detect, track, and destroy missiles. Key capabilities and products include system integration, spacecraft design and development, and high energy laser systems and subsystems. Primary customers include the Missile Defense Agency (MDA), the U.S. Air Force, the U.S. Army, and other prime contractors. Major programs include the Space Tracking and Surveillance System (STSS) and Airborne Laser (ABL).

Technology – The Technology business area consists primarily of government funded research and development contracts in support of the five business areas described above.

Corporate

The company’s principal executive offices are located at 1840 Century Park East, Los Angeles, California 90067. The company’s telephone number is (310) 553-6262. The company’s home page on the Internet is www.northropgrumman.com. The company makes web site content available for informational purposes, which is not incorporated by reference into this Form 10-K.

NORTHROP GRUMMAN CORPORATION

SUMMARY SEGMENT FINANCIAL DATA

In the following table, revenue from the U.S. Government includes revenue from contracts for which Northrop Grumman is the prime contractor, as well as those for which the company is a subcontractor and the ultimate customer is the U.S. Government. The company’s discontinued operations are excluded from all of the data elements in this table. See “Segment Operating Results” in Part II, Item 7, and the consolidated financial statements in Part II, Item 8.

Sales and Service Revenues

	Year ended December 31
$ in millions	2005	2004	2003
Electronic Systems
United States Government	$4,100	$3,761	$3,481
Other customers	1,942	2,190	2,199
Intersegment sales	600	466	359
	6,642	6,417	6,039
Ships
United States Government	5,727	6,108	5,276
Other customers	57	142	174
Intersegment sales	2	2	1
	5,786	6,252	5,451
Integrated Systems
United States Government	5,380	4,486	3,638
Other customers	170	204	181
Intersegment sales	62	52	28
	5,612	4,742	3,847
Mission Systems
United States Government	4,915	4,602	3,870
Other customers	44	40	47
Intersegment sales	403	305	255
	5,362	4,947	4,172
Information Technology
United States Government	4,192	4,102	3,824
Other customers	807	778	741
Intersegment sales	255	171	86
	5,254	5,051	4,651
Space Technology
United States Government	3,278	3,148	2,718
Other customers	67	63	57
Intersegment sales	50	58	48
	3,395	3,269	2,823
Other
United States Government		2
Other customers	42	227	190
Intersegment sales		1	1
	42	230	191
Intersegment eliminations	(1,372)	(1,055)	(778)
Total revenues	$30,721	$29,853	$26,396

NORTHROP GRUMMAN CORPORATION

Foreign Sales – Foreign sales amounted to approximately $1.7 billion, $1.6 billion, and $1.8 billion, or 5.4 percent, 5.3 percent, and 6.7 percent of total revenue for the years ended December 31, 2005, 2004, and 2003, respectively. All of the company’s segments engage in international business, for which the company retains a number of sales representatives and consultants who are not employees of the company. See “Risk Factors” below.

Operating Margin

	Year ended December 31
$ in millions	2005	2004	2003
Electronic Systems	$710	$670	$590
Ships	241	389	295
Integrated Systems	474	412	384
Mission Systems	381	321	266
Information Technology	355	301	269
Space Technology	255	222	193
Other	(17)	(3)	(74)
Non-segment factors affecting operating margin
Unallocated expenses	(190)	(282)	(137)
Pension expense	(410)	(350)	(568)
Reversal of CAS pension expense included above	389	338	265
Reversal of royalty income included above	(10)	(12)	(15)
Total operating margin	$2,178	$2,006	$1,468

Unallocated Expenses – The reconciling item captioned “Unallocated expenses” includes the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses not considered allowable or allocable under applicable Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments.

Pension Expense – Pension expense is included in segment cost of sales to the extent that these costs are recognized under CAS. In order to reconcile from segment operating margin to total operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.” Pension expense, determined in accordance with accounting principles generally accepted in the United States of America, is reported separately as a reconciling item under the caption “Pension expense.”

Realignments

Effective January 1, 2005, the manufacturer of complex printed circuit boards and the electronic connector manufacturer previously reported in the Other segment were realigned to the Electronic Systems segment. The prior year financial statements do not reflect this realignment as the effect on Electronic Systems sales and operating margin was not significant. During the second quarter of 2005, the company decided to shut-down its European-based marketing group reported in the Other segment and the costs associated with the shut-down were not significant.

Effective January 1, 2006, the company established a new sector, Northrop Grumman Technical Services (NGTS), to leverage existing business strengths and synergies in the rapidly expanding logistics support, sustainment and technical services markets. NGTS consolidates multiple programs in logistics operations from the Electronic Systems, Integrated Systems, Mission Systems and Information Technology sectors. NGTS will be reported as a separate operating segment in future filings.

Also in January 2006, management announced its strategic decision to exit the value-added reseller business in 2006 reported within the Information Technology sector as the Enterprise Information Technology business area. Sales for this business were $728 million in 2005, and the ultimate disposition of this business is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

Reclassifications

Where material, certain amounts for 2004 and 2003 have been reclassified to conform to the 2005 presentation.

Other Financial Information

	Year ended December 31
$ in millions	2005	2004	2003
Contract Acquisitions
Electronic Systems	$6,238	$6,706	$6,018
Ships	2,750	5,668	4,839
Integrated Systems	4,669	5,135	4,380
Mission Systems	4,744	5,209	4,878
Information Technology	5,382	5,300	4,854
Space Technology	2,645	3,460	3,073
Other	19	216	187
Intersegment eliminations	(1,261)	(1,207)	(1,023)
Total contract acquisitions	$25,186	$30,487	$27,206
Capital Expenditures
Electronic Systems	$167	$146	$173
Ships	266	220	136
Integrated Systems	142	111	158
Mission Systems	54	25	28
Information Technology	39	29	30
Space Technology	123	123	105
Other		3	2
Corporate	33	15	5
Total capital expenditures	$824	$672	$637
Depreciation and Amortization
Electronic Systems	$247	$245	$229
Ships	155	148	142
Integrated Systems	106	94	86
Mission Systems	58	56	60
Information Technology	53	51	47
Space Technology	142	132	115
Other		2
Corporate	12	6	3
Total depreciation and amortization	$773	$734	$682

NORTHROP GRUMMAN CORPORATION

	December 31,
$ in millions	2005	2004
Assets
Electronic Systems	$5,616	$5,703
Ships	6,756	6,521
Integrated Systems	2,305	2,201
Mission Systems	5,119	5,121
Information Technology	3,870	3,467
Space Technology	4,615	4,625
Other	14	82
Segment assets	28,295	27,720
Corporate	5,919	5,583
Total assets	$34,214	$33,303
Funded Backlog
Electronic Systems	$6,374	$6,757
Ships	6,129	9,165
Integrated Systems	3,748	4,691
Mission Systems	2,549	3,167
Information Technology	2,696	2,568
Space Technology	999	1,749
Other	5	49
Intersegment eliminations	(473)	(584)
Total funded backlog	$22,027	$27,562

CUSTOMERS AND REVENUE CONCENTRATION

The company’s primary customer is the U.S. Government. Revenue from the U.S. Government accounted for approximately 90 percent, 87 percent, and 86 percent of total revenues in 2005, 2004, and 2003, respectively. No other customer accounted for more than 10 percent of total revenue during any period presented. No product or service accounted for more than 10 percent of total revenue during any period presented.

PATENTS

The following table summarizes the number of patents the company owns or has pending as of December 31, 2005:

	Owned	Pending	Total
U.S. patents	3,499	993	4,492
Foreign patents	2,370	1,800	4,170
Total	5,869	2,793	8,662

Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. In addition the company licenses intellectual property to, and from, third parties. Management believes the company’s ability to conduct its operations would not be materially affected by the loss of any particular intellectual property right.

NORTHROP GRUMMAN CORPORATION

SEASONALITY

No material portion of the company’s business is considered to be seasonal. The timing of revenue recognition is determined upon several factors including the timing of contract awards, the incurrence of contract costs, cost estimation, and unit deliveries. See “Revenue Recognition” in Part II, Item 7.

RAW MATERIALS

The most significant raw material required by the company is steel used primarily for ship building. The company has mitigated supply risk by negotiating long-term agreements with a number of steel suppliers. In addition, the company has mitigated price risk related to its steel purchases through certain contractual arrangements with the U.S. Government. While the company has generally been able to obtain key raw materials required in its production processes in a timely manner, a significant delay in receipt of these supplies by the company could have a material adverse effect on the company’s results of operations.

GOVERNMENT REGULATION

The company’s business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. See “Risk Factors” below.

Certain programs with the U.S. Government that are prohibited by the customer from being publicly discussed in detail are referred to as “restricted” in this Form 10-K. The consolidated financial statements and financial information contained within this Form 10-K reflect the operating results of restricted programs under accounting principles generally accepted in the United States of America.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are allocated to U.S. Government contracts. Company-sponsored research and development expenses totaled $538 million, $504 million, and $429 million in 2005, 2004, and 2003, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

EMPLOYEE RELATIONS

The company believes that it maintains good relations with its 123,600 employees, of which approximately 19 percent are covered by 32 collective bargaining agreements. The company expects to re-negotiate 2 collective bargaining agreements in 2006. It is not expected that these negotiations will, either individually or in the aggregate, have a material adverse effect on the company’s results of operations.

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

In order to assess the potential impact on the company’s financial statements, management estimates the possible remediation costs that reasonably could be incurred by the company on a site-by-site basis. Such estimates take into consideration the professional judgment of the company’s environmental engineers and, when necessary, consultation with outside environmental specialists. In most instances, only a range of reasonably possible costs can be estimated. However, in the determination of accruals, the most probable amount is used when determinable and the minimum is used when no single amount is more probable. The company records accruals for environmental cleanup costs in the accounting period in which the company’s responsibility is established and the costs can be reasonably estimated. The company does not anticipate and record insurance recoveries before it has determined that collection is probable.

Management estimates that at December 31, 2005, the range of reasonably possible future costs for all environmental remediation sites is $256 million to $362 million, of which $281 million has been accrued. Environmental accruals are recorded on an undiscounted basis. At sites involving multiple parties, the company provides environmental accruals based upon its expected share of liability, taking into account the financial viability of other jointly liable parties. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. In addition, should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued, which could have a material effect on the company’s financial position, results of operations, or cash flows. The company has made the investments it believes necessary in order to comply with environmental laws.

EXECUTIVE OFFICERS

See Part III, Item 10, for information about the company’s Executive Officers.

AVAILABLE INFORMATION

Throughout this Form 10-K, the company incorporates by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows the company to disclose important information by referring to it in this manner, and you should review this information in addition to the information contained herein.

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports, are available free of charge through the company’s web site as soon as reasonably practicable after electronic filing of such material with the SEC. You can learn more about the company by reviewing the company’s SEC filings on the company web site. The company’s SEC reports can be accessed through the investor relations page of the company web site at www.northropgrumman.com.

The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Northrop Grumman. The public may read and copy any materials filed by the company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

NORTHROP GRUMMAN CORPORATION

Item 1A.	Risk Factors

The company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the company’s control that may cause actual performance to differ materially from historical or projected future performance. Information contained within this Form 10-K should be carefully considered by investors in light of the risk factors described below.

▪	The Company Is Heavily Dependent on a Single Customer, The U. S. Government, for a Substantial Portion of Its Business, and Changes Affecting This Customer’s Capacity to Do Business with The Company Could Have a Material Adverse Affect Upon The Company.

Approximately 90 percent of the company’s revenues during 2005 were derived from products and services ultimately sold to the U.S. Government and are therefore affected by, among other things, the federal budget process. The company is a supplier, either directly or as a subcontractor or team member, to the U.S. Government and its agencies as well as foreign governments and agencies. These contracts are subject to the respective customers’ political and budgetary constraints and processes, changes in customers’ short-range and long-range strategic plans, the timing of contract awards, and in the case of contracts with the U.S. Government, the congressional budget authorization and appropriation processes, the Government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements. The termination or failure to fund one or more significant contracts by the U.S. Government could have a material adverse effect on the company’s results of operations.

In the event of termination for the government’s convenience, contractors are normally protected by provisions covering reimbursement for costs incurred subsequent to termination. The company is involved in a lawsuit concerning a contract terminated for convenience. See “Other Matters” in Part I, Item 3.

▪	Many of The Company’s Contracts Contain Performance Obligations That Require Innovative Design Capabilities, Are Technologically Complex, Require State-Of-The-Art Manufacturing Expertise or Are Dependent Upon Factors Not Wholly In The Company’s Control and Failure to Meet These Obligations Could Adversely Affect The Company’s Profitability and Future Prospects.

The company designs, develops and manufactures technologically advanced and innovative products and services applied by our customers in a variety of environments. Problems and delays in delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions, or materials and components could prevent the company from achieving contractual requirements.

In addition, the company’s products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems which could negatively affect revenue and profitability include loss on launch of spacecraft, premature failure, problems with quality, country of origin, or delivery of subcontractor components or services, or unplanned degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen liabilities, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of progress payments and award fees.

Certain contracts, primarily involving space satellite systems, contain provisions that entitle the customer to recover fees in the event of partial or complete failure of the system upon launch or subsequent deployment for less than a specified period of time. Under such terms, the company could be required to forfeit fees previously recognized and/or collected. The company has not experienced any significant losses in the last decade in connection with contract performance incentive provisions. However, if the company were to experience launch failures or complete satellite system failures in the future, such events could have a material adverse impact on the company’s financial position or results of operations.

NORTHROP GRUMMAN CORPORATION

▪	Contract Cost Growth on Fixed-Price and Other Contracts That Cannot Be Justified as an Increase In Contract Value Due From Customers Exposes The Company to Reduced Profitability and the Potential Loss of Future Business.

Operating margin is adversely affected when contract costs that cannot be billed to the customer are incurred. This cost growth can occur if initial estimates used for calculating the contract price were incorrect, or if estimates to complete increase. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete. A significant change in an estimate on one or more programs could have a material effect on the company’s consolidated financial position or results of operations.

Due to their nature, fixed-price contracts inherently have more risk than cost-type contracts and therefore generally carry higher profit margins. Approximately 35 percent of the company’s contracts are fixed-price – see “Contracts” in Part II, Item 7. Cost-type contracts may carry risk to the extent of their specific contract terms and conditions relating to performance award fees and negative performance incentives. The company typically enters into fixed-price contracts where costs can be reasonably estimated based on experience. In addition, certain contracts other than fixed-price contracts have provisions relating to cost controls and audit rights. Should the terms specified in those contracts not be met, then profitability may be reduced.

Fixed-price development work inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are reduced. In addition, successful performance of fixed-price development contracts, which include production units, is subject to the company’s ability to control cost growth in meeting production specifications and delivery rates. While management uses its best judgment to estimate costs associated with fixed-price development programs, future events could result in either upward or downward adjustments to those estimates. Examples of the company’s significant fixed-price development contracts include the F-16 Block 60 combat avionics program and the MESA radar system for the Australian Defence Force’s Project Wedgetail program, both of which are performed by the Electronic Systems segment. It is also not unusual in the Ships segment for the company to negotiate fixed-price production follow-on contracts before the development effort has been completed and learning curves fully realized on existing contracts. Examples of negotiated fixed-price programs with follow-on production options are the Polar Tanker program and the Virginia-class submarine program.

▪	The Company’s Operations Are Subject to Numerous Domestic and International Laws, Regulations and Restrictions, and Noncompliance With These Laws, Regulations and Restrictions Could Expose The Company to Fines, Penalties, Suspension or Debarment, Which Could Have a Material Adverse Affect on The Company’s Profitability and Its Overall Financial Position.

The company has thousands of contracts and operations in many parts of the world subject to U.S. and foreign laws and regulations. Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to numerous procurement regulations, including the False Claims Act and the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. Government agencies. Given the company’s dependence on U.S. Government business, suspension or debarment could have a material adverse effect on the company.

In addition, international business subjects the company to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure by the company or its sales representatives or consultants to

NORTHROP GRUMMAN CORPORATION

comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could in the extreme case result in suspension or debarment from government contracts or suspension of the company’s export privileges, which could have a material effect on the company. Changes in regulation or political environment may affect the company’s ability to conduct business in foreign markets including investment, procurement, and repatriation of earnings.

The company operates in a highly regulated environment and is routinely audited by the U.S. Government and others. On a regular basis, the company monitors its policies and procedures with respect to its contracts to ensure consistent application under similar terms and conditions and to assess compliance with all applicable government regulations. Negative audit findings could result in termination of a contract, forfeiture of profits, or suspension of payments. From time to time the company is subject to U.S. Government investigations relating to its operations. Government contractors that are found to have violated the law such as the False Claims Act or the Arms Export Control Act, or are indicted or convicted for violations of other federal laws, or are found not to have acted responsibly as defined by the law, may be subject to significant fines. Such convictions could also result in suspension or debarment from government contracting for some period of time. Given the company’s dependence on government contracting, suspension or debarment could have a material adverse effect on the company.

▪	The Company’s Business Is Subject to Disruption Caused by Issues With Its Suppliers, Subcontractors, Workforce, Natural Disasters and Other Factors That Could Adversely Affect The Company’s Profitability and Its Overall Financial Position.

The company may be affected by delivery or performance issues with key suppliers and subcontractors, as well as other factors that may cause operating results to be adversely affected. Operating results are also dependent on successful negotiation of collective bargaining agreements. Changes in inventory requirements or other production cost increases may also have a negative effect on the company’s consolidated results of operations.

The company has significant operations located in regions of the United States where damaging storms are somewhat common. While preventative measures typically help to minimize harm to the company, the damage and disruption resulting from certain storms may be significant. Although no assurances can be made, the company believes it can recover costs associated with natural disasters through insurance or its contracts.

▪	The Company Has Substantial Investments In Recorded Goodwill as a Result of Prior Acquisitions, and Changes In Future Business Conditions Could Cause These Investments to Become Impaired, Requiring Substantial Write-Downs That Would Reduce The Company’s Operating Income.

Goodwill accounts for approximately half of the company’s recorded total assets. The company evaluates the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. See “Critical Accounting Policies, Estimates, and Judgments” in Part II, Item 7.

▪	The Company Is Subject to Various Claims and Litigation That Could Ultimately Be Resolved Against The Company Requiring Material Future Cash Payments, and/or Future Material Charges Against The Company’s Operating Income and Materially Impairing The Company’s Financial Position.

The size and complexity of the company’s business make it highly susceptible to claims and litigation. The company is subject to environmental claims, income tax matters and other litigation, which, if not resolved within established accruals, could have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows. See “Legal Proceedings” in Part I, Item 3.

NORTHROP GRUMMAN CORPORATION

▪	Pension and Medical Expense Associated with the Company’s Retirement Benefit Plans May Fluctuate Significantly Depending Upon Changes in Actuarial Assumptions and Future Market Performance of Plan Assets.

A substantial portion of the company’s current and retired employee population are covered by pension and post-retirement obligation plans, the costs of which are dependent upon the company’s estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trend rates for future costs, and variances from these estimates could adversely affect the company’s profitability and overall financial position. See “Critical Accounting Policies, Estimates, and Judgments” in Part II, Item 7.

▪	The Company’s Insurance Coverage May Be Inadequate to Cover All of Its Significant Risks or Its Insurers May Deny Coverage of Material Losses Incurred By The Company, Which Could Adversely Affect The Company’s Profitability and Overall Financial Position.

The company endeavors to identify and cover through insurance agreements significant risks of loss including, without limitation, natural disasters, business interruption and products liability, but there may be disputes with carriers over coverage that may affect timing of cash flows or, if the outcome is unfavorable, may have an adverse effect on results of operations. For example, we are in dispute with one of our insurance carriers with regard to hurricane Katrina (see Notes 2 and 16 to the consolidated financial statements in Part II, Item 8).

▪	The Company’s Forward Looking Statements and Projections May Prove to Be Inaccurate and This Could Impair The Company’s Ability to Access The Capital Markets and Obtain Adequate Sources of Capital to Meet Its Future Needs.

Statements in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. While these forward-looking statements reflect the company’s best estimates when made, actual results may differ materially from those estimates or projections.

Item 1B.	Unresolved Staff Comments

The company has no unresolved comments from the SEC.

Forward-Looking Statements

Statements in this Form 10-K that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified in Item 1A above, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

▪	future revenues;

▪	expected program performance and cash flows;

NORTHROP GRUMMAN CORPORATION

▪	returns on pension plan assets and variability of pension actuarial and related assumptions;

▪	the outcome of litigation and appeals;

▪	hurricane recoveries;

▪	environmental remediation;

▪	divestitures of businesses;

▪	successful reduction of debt;

▪	performance issues with key suppliers and subcontractors;

▪	product performance and the successful execution of internal plans;

▪	successful negotiation of contracts with labor unions;

▪	effective tax rates and timing and amounts of tax payments;

▪	the results of any audit or appeal process with the Internal Revenue Service; and

▪	anticipated costs of capital investments.

You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. The company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-K as well as other risk factors subsequently identified, including, among others, those identified in the company’s filings with the SEC on Form 10-Q and Form 8-K.

Item 2.	Properties

At December 31, 2005, the company had approximately 55 million square feet of floor space comprised of approximately 2,274 buildings/structures and land at 536 separate locations, primarily in the United States, for the purpose of manufacturing, warehousing, research and testing, administration and various other productive and facility uses. Of the total square footage at December 31, 2005, 54 percent was company-owned, 42 percent was leased and 4 percent was government-owned or leased. At December 31, 2005, the company leased to other third parties approximately 926,000 square feet of its owned and leased facilities, and had vacant floor space of approximately 992,000 square feet.

At December 31, 2005, our business operating segments had major operations at the following locations:

Electronic Systems – Huntsville, AL; Tempe, AZ; Azusa, Fairfield, San Jose, Sunnyvale and Woodland Hills, CA; Boulder, CO; Norwalk and Wallingford, CT; Apopka, FL; Warner Robins, GA; Rolling Meadows, IL; Haverhill and Westwood, MA; Annapolis, Annapolis Junction, Baltimore, Belcamp, Elkridge, Gaithersburg, Hagerstown, Linthicum and Sykesville, MD; Springfield, MO; Ocean Springs, MS; Melville and Williamsville, NY; Cincinnati, OH; Clinton, TN; Garland, TX; Salt Lake City, UT; and Charlottesville, VA. Locations outside the United States include China, France, Germany, Italy, Malaysia, Norway, United Kingdom.

Ships – San Diego, CA; Avondale, Harahan, Harvey, Tallulah and Waggaman, LA; Gautier, Gulfport, Moss Point and Pascagoula, MS; Newport News, VA.

Integrated Systems – Sierra Vista, AZ; Carson, El Segundo, Fort Tejon, Hawthorne, Palmdale, Rancho Bernardo and San Diego, CA; Jacksonville, Melbourne and St. Augustine, FL; Lake Charles, LA; Hollywood, MD; New Town, ND; Bethpage and Hicksville, NY; Lexington, SC; and Irving, TX.

NORTHROP GRUMMAN CORPORATION

Mission Systems – Huntsville, AL; Carson, Huntington Beach, McClellan, Redondo Beach, San Bernardino, San Diego, San Jose, San Pedro, Van Nuys and West Sacramento, CA; Aurora and Colorado Springs, CO; Washington, DC; Columbia, Elkridge and Lanham, MD; Bellevue, NE; Albuquerque, NM; Fairborn and Kettering, OH; Middletown, RI; Clearfield, UT; Arlington, Chantilly, Chester, Dahlgren, Fairfax, Newport News, Reston, Stafford, Vienna and Virginia Beach, VA.

Information Technology – Hawthorne, CA; Colorado Springs and Lafayette, CO; Washington, DC; Atlanta, GA; Annapolis Junction, Greenbelt and Rockville, MD; Reading, MA; Bethpage and Bohemia, NY; Fairborn, OH; Oklahoma City, OK; Knoxville, TN; Dallas, TX; Arlington, Chantilly, Fairfax, Falls Church, Herndon, McLean and Reston, VA.

Space Technology – El Segundo, Manhattan Beach, Redondo Beach and San Diego, CA; Warner Robins, GA; St. Charles, MO; and Charlotte, NC.

Corporate and other locations – Brea and Los Angeles, CA; Olathe, KS; Englewood, NJ; York, PA; Marshall, TX; Arlington, VA; locations outside the United States include Canada and the United Kingdom.

The following is a summary of the company’s floor space at December 31, 2005:

Square feet	Owned	Commercially Leased	Government Owned/Leased	Total
Electronic Systems	8,695,728	4,294,698		12,990,426
Ships	13,139,805	2,268,732	74,322	15,482,859
Integrated Systems	3,990,460	3,883,940	1,964,133	9,838,533
Mission Systems	374,154	5,275,855	617	5,650,626
Information Technology	32,673	4,611,182		4,643,855
Space Technology	3,245,784	2,266,022	4,656	5,516,462
Corporate	551,667	602,132		1,153,799
Total	30,030,271	23,202,561	2,043,728	55,276,560

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

NORTHROP GRUMMAN CORPORATION

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

Based upon the available information regarding matters that are subject to U.S. Government investigations, other than as set out in the immediately preceding paragraph, the company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on its financial position, results of operations, or cash flows.

Other Matters

In the event of contract termination for the government’s convenience, contractors are normally protected by provisions covering reimbursement for costs incurred on the program. The company received a termination for convenience notice on the Tri-Service Standoff Attack Missile (TSSAM) program in 1995. In December 1996, the company filed a lawsuit against the U.S. Government in the U.S. Court of Federal Claims seeking the recovery of approximately $750 million for uncompensated performance costs, investments and a reasonable profit on the program. Prior to 1996, the company had charged to operations in excess of $600 million related to this program. Northrop Grumman is unable to predict whether it will realize some or all of its claims, none of which are recorded on its balance sheet, from the U.S. Government related to the TSSAM contract.

Item 4.	Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters and Recent Sales of Unregistered Securities.

Market Information and Dividends – The information required by this Item is in Note 21 to the consolidated financial statements in Part II, Item 8.

Holders – The approximate number of common shareholders was 38,849 as of February 13, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans – The information required by this Item is in Note 19 to the consolidated financial statements in Part II, Item 8.

Recent Sales of Unregistered Securities – The company did not sell any unregistered securities in the past three years.

(b)	Use of Proceeds.

No information is required in response to this item.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

NORTHROP GRUMMAN CORPORATION

The table below summarizes the company’s repurchases of common stock during the three months ended December 31, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005, through October 31, 2005				$1.5 billion
November 1, 2005, through November 30, 2005	9,066,183	$55.15	9,066,183	$1.0 billion
December 1, 2005, through December 31, 2005				$1.0 billion
Total	9,066,183	$55.15	9,066,183

(1)	On October 24, 2005, the company’s board of directors authorized a share repurchase program of up to $1.5 billion of its outstanding common stock, which commenced in November 2005 and is expected to be completed over a twelve to eighteen-month period from the date of authorization.

Under this program, the company entered into an agreement with Credit Suisse, New York Branch (Credit Suisse) on November 4, 2005, to repurchase approximately 9.1 million shares of common stock at an initial price of $55.15 per share for a total of $500 million. Under the agreement, Credit Suisse immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse began purchasing shares in the open market to settle its share borrowings. The company’s initial share repurchase is subject to adjustment based upon the actual cost of the shares subsequently purchased by Credit Suisse. The price adjustment can be settled, at the company’s option, in cash or in shares of common stock. As of December 31, 2005, Credit Suisse had purchased 5.8 million shares, or 64 percent of the shares under the agreement, at an average price per share of $57.47 net of commissions, interest and other fees. Assuming Credit Suisse purchases the remaining shares at a price per share equal to the closing price of the company’s common stock on December 31, 2005 ($60.11), the company would be required to pay approximately $30.2 million (including related settlement fees, interest and expenses) or issue approximately 500 thousand shares of common stock to complete the transaction. The settlement amount may increase or decrease depending upon the average price paid for the shares under the program. Settlement is expected to occur in the first quarter of 2006, depending upon the timing and pace of the purchases, and will result in an adjustment to shareholders’ equity.

Share repurchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

Item 6.	Selected Financial Data

The data presented in the following table has been adjusted to reflect the current application of discontinued operation as well as the two-for one stock split of the company’s common stock in 2004. See also “Businesses Acquired” and “Businesses Sold” in Part II, Item 7.

NORTHROP GRUMMAN CORPORATION

Selected Financial Data

	Year ended December 31
$ in millions except per share	2005	2004	2003	2002		2001
Sales and Service Revenues
United States Government	$27,592	$26,209	$22,807	$14,207		$10,417
Other customers	3,129	3,644	3,589	3,199		2,782
Total revenues	$30,721	$29,853	$26,396	$17,406		$13,199
Operating margin	$2,178	$2,006	$1,468	$1,120		$977
Income from continuing operations	1,383	1,093	758	455	*	422
Per Share Amounts
Basic earnings per share, from continuing operations	$3.88	$3.04	$2.04	$1.86	*	$2.39
Diluted earnings per share, from continuing operations	3.81	2.99	2.03	1.83	*	2.37
Cash dividends per common share	1.01	.89	.80	.80		.80
Year-End Financial Position
Total assets	$34,214	$33,303	$33,022	$42,331		$20,818
Net working capital (deficit)	(425)	684	(623)	4,428		(64)
Notes payable to banks and long-term debt	5,145	5,158	5,891	9,635		5,489
Total long-term obligations and preferred stock	9,412	10,438	10,876	16,580		8,331
Financial Ratios
Operating margin as a percentage of total revenue	7.1%	6.7%	5.6%	6.4%		7.4%
Income from continuing operations as a percentage of
Total sales and service revenues	4.5	3.7	2.9	2.6		3.2
Average assets	4.1	3.3	2.0	1.4		2.8
Average shareholders’ equity	8.2	6.7	5.0	4.2		7.5
Current ratio	.95 to 1	1.11 to 1	.90 to 1	1.39 to 1		.99 to 1
Notes payable to banks and long-term debt as a percentage of shareholders’ equity	30.6%	30.9%	37.3%	67.3%		74.3%
Other Financial Information
Company-sponsored research and development expenses	$538	$504	$429	$283		$331
Depreciation	557	508	455	347		254
Amortization of purchased intangibles	216	226	227	170		134
Maintenance and repairs	431	398	244	153		165
Rent expense	514	456	472	307		215
Payroll and employee benefits	12,272	12,529	11,018	6,989		4,945
Other Non-Financial Information
Number of employees at year-end	123,600	125,400	123,400	118,100		93,400
Number of shareholders at year-end	39,025	40,158	39,345	28,212		17,880
Floor area at year-end (in millions of square feet)
Owned	30.0	30.2	31.6	32.4		30.4
Commercially leased	23.2	22.0	21.5	21.3		16.2
Leased from/owned by U.S. Government	2.0	2.0	2.0	2.1		2.7

*	Before cumulative effect of accounting change

NORTHROP GRUMMAN CORPORATION

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Business

Northrop Grumman provides technologically advanced, innovative products, services, and solutions in information and services, aerospace, electronics, and shipbuilding. As a prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and commercial technology programs in the United States and abroad. Northrop Grumman conducts most of its business with the United States (U.S.) Government, principally the Department of Defense (DoD). The company also conducts business with foreign governments and makes domestic and international commercial sales.

Outlook

U.S. defense contractors have benefited from the upward trend in overall defense spending over recent years. While the current U.S. defense budget forecast shows a slower rate of growth than in prior years, and certain programs in which the company participates may be subject to potential reductions, the company believes that its portfolio of technologically advanced, innovative products, services, and solutions in systems integration, defense electronics, information technology, advanced aircraft, shipbuilding, and space technology will generate revenue growth in 2006 and beyond. In 2006, based on total backlog (funded and unfunded) of approximately $56 billion as of December 31, 2005, and its opportunity to win future programs, the company expects sales of approximately $31 billion and continued improvements in net income over 2005. Expected 2006 sales reflect the impact of the company’s strategic decision to exit the value-added reseller business reported under Information Technology as the Enterprise Information Technology business area as well as several small businesses. The major industry and economic factors that will affect the company’s future performance are described in the following paragraphs.

Industry Factors

While Northrop Grumman is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix. Northrop Grumman, along with Lockheed Martin Corporation, The Boeing Company, Raytheon Company, and General Dynamics Corporation are among the largest companies in the defense industry at this time. Northrop Grumman competes against these and other companies for a number of programs, both large and small. Intense competition and long operating cycles are both key characteristics of Northrop Grumman’s business and the defense industry. It is common in this industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, turn out to be a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

The company’s success in the competitive defense industry depends upon its ability to develop and market its products and services, as well as its ability to provide the people, technologies, facilities, equipment, and financial capacity needed to deliver those products and services with maximum efficiency. It is necessary to maintain, as the company has, sources for raw materials, fabricated parts, electronic components, and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations.

Economic Opportunities, Challenges, and Risks

The defense of the United States and other North Atlantic Treaty Organization (NATO) countries requires the ability to respond to one or more regional conflicts, terrorist acts, or threats to homeland security, and is

NORTHROP GRUMMAN CORPORATION

increasingly more dependent upon proactive threat identification. Such engagements may require unilateral or cooperative initiatives ranging from passive surveillance to active engagement, deterrence, policing, or peacekeeping. In addition, the DoD’s strategy continues to be affected by the general public’s concern for placing military or civilian personnel at risk. As a result of these trends, both the United States and other NATO countries are increasingly relying on sophisticated systems that provide long-range surveillance and intelligence, battle management, and precision strike capabilities combined with the ability to rapidly deploy complete defensive platforms around the world. Accordingly, defense procurement spending is expected to be weighted toward the development and procurement of advanced electronics and software that enhance the capabilities of individual systems and provide for the real-time integration of individual surveillance, information management, strike, and battle management platforms.

While the upward trend in overall defense spending is beginning to slow, budgets are expected to continue to exhibit real growth in the coming years. Defense spending in NATO countries, however, is flat or trending downward; those countries are focusing their development and procurement efforts on advanced electronics and information systems capabilities. Although the Quadrennial Defense Review eliminated a few major procurement programs in the fiscal 2007 budget, it did increase the DoD focus on intelligence, surveillance, and reconnaissance (ISR), joint command and control, and other areas for future budget submissions. The ultimate size of future defense budgets remains uncertain, but the 2007 budget submitted by the President of the United States indicates that the defense budget will increase approximately $28.5 billion, or 7 percent, over the amount enacted for fiscal 2006. While this budget includes proposed reductions in certain programs in which the company participates or for which the company expected to compete, the company believes that spending on recapitalization and transformation of homeland security and defense assets will continue to be a national priority, with particular emphasis on areas involving ISR and irregular warfare capabilities.

U.S. Government programs in which Northrop Grumman either participates, or strives to participate, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes. Budget decisions made in this environment will have long-term consequences for the size and structure of Northrop Grumman and the entire defense industry.

Substantial new competitive opportunities for the company include aerial refueling tanker, crew exploratory vehicle, long-range bomber, space radar, transformational communication system, restricted programs and several international and homeland security programs. The company continues to focus on operational and financial performance for continued growth in 2006 and beyond.

Northrop Grumman has historically concentrated its efforts in high technology areas such as stealth, airborne surveillance, battle management, precision weapons, systems integration, defense electronics, and information technology. The company has a significant presence in federal and civil information systems; the manufacture of a broad range of ships including aircraft carriers and submarines; space technology; command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) and missile systems. The company believes that its programs are a high priority for national defense, but there remains the possibility that one or more of them may be reduced, extended, or terminated.

The company provides certain product warranties that require repair or replacement of non-conforming items for a specified period of time. Most of the company’s product warranties are provided under government contracts, the costs of which are generally recoverable from the customer.

Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to numerous procurement regulations, including the False Claims Act and The International Traffic in Arms Regulations promulgated under the Arms Export Control Act, with noncompliance found by any one

NORTHROP GRUMMAN CORPORATION

agency possibly resulting in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. Government agencies. Given the company’s dependence on U.S. Government business, suspension or debarment could have a material effect on the company.

BUSINESSES ACQUIRED

Confluent – On September 30, 2005, the company acquired privately held Confluent RF Systems Corporation (Confluent) for $42 million, which includes estimated transaction costs of $2 million. In addition, the company paid $10 million into an escrow account related to a contingent services agreement that will be amortized as expense over the twelve-month service period. The acquisition of Confluent provides the company with access to a unique set of proprietary technologies for use on various programs. The operating results of this business are included as part of the Airborne Early Warning & Electronic Warfare Systems business area of the Integrated Systems segment from the date of acquisition. The assets, liabilities, and results of operations of the acquired business were not material and thus pro-forma information is not presented. The company has recorded the excess of the purchase price over the fair value of the net assets acquired as goodwill. As of December 31, 2005, the company had completed its purchase accounting activities for Confluent and recorded an aggregate increase to goodwill of $37 million.

Integic – On March 21, 2005, the company acquired privately held Integic Corporation (Integic) for $319 million, which includes estimated transaction costs of $6 million. Integic specializes in enterprise health and business process management solutions. The operating results of Integic have been included as part of the Government Information Technology business area of the Information Technology segment from April 1, 2005, as the operating results from March 21, 2005, through March 31, 2005, were not significant. The assets, liabilities, and results of operations of Integic were not material and thus pro-forma information is not presented. As of December 31, 2005, the company had completed its purchase accounting activities for Integic and recorded an aggregate increase to goodwill of $254 million.

TRW – In December 2002, the company purchased 100 percent of the common stock of TRW Inc. (TRW) valued at approximately $12.5 billion, including the assumption of TRW’s debt of $4.8 billion. The company issued approximately 139 million shares of its common stock, with cash paid in lieu of any fractional shares of the company’s stock, which otherwise would have been issuable to TRW shareholders. In accordance with accounting principles generally accepted in the United States of America, this value was determined based on the average closing stock price of the company’s common stock from October 15, 2002, through October 21, 2002. The operating results of TRW have been included in the consolidated financial statements since January 1, 2003.

BUSINESSES SOLD

Teldix – On March 31, 2005 the company sold Teldix GmbH (Teldix) for $57 million in cash and recognized a pre-tax gain of $16 million in discontinued operations. Subsequent purchase price adjustments pursuant to the sale agreement have increased the pre-tax gain to $19 million for the year ended December 31, 2005. The results of operations of Teldix, reported in the Electronic Systems segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Northrop Grumman Canada – On December 30, 2004, the company completed the sale of its Canadian navigation systems and space sensors systems businesses for $65 million in cash, and recognized a pre-tax gain of $13 million in discontinued operations. Subsequent purchase price adjustments pursuant to the sale agreement have increased the pre-tax gain by $5 million for the year ended December 31, 2005. The assets and liabilities as well as the results of operations of the Canadian navigation systems and space sensors systems businesses were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

NORTHROP GRUMMAN CORPORATION

Goodrich – The company assumed through its acquisition of TRW certain post-closing liabilities retained by TRW in connection with TRW’s October 2002 sale of its Aeronautical Systems business to Goodrich Corporation (Goodrich). In 2004, the company and Goodrich agreed to a settlement to resolve certain post-closing liabilities related to warranty, customer claims, and certain other matters in exchange for a payment to Goodrich of $99 million. This settlement resulted in a 2004 after-tax charge to discontinued operations of $15 million. The settlement excludes amounts associated with claims that Goodrich may assert against the company relating to the Airbus A380 actuation systems development program and certain other remaining obligations under the original acquisition agreement.

Auto – On February 28, 2003, the company sold TRW’s automotive business (Auto) to The Blackstone Group for $3.3 billion in cash, a $600 million face value payment-in-kind note, initially valued at $455 million, and a 19.6 percent interest in the new enterprise, TRW Automotive Holdings Corp. (TRW Auto), initially valued at $170 million. The acquirer also assumed debt of approximately $200 million. Net cash proceeds from the sale were primarily used to reduce debt.

In October 2004, the company reached an agreement with TRW Auto to sell the payment-in-kind note and settle certain other contractual issues arising from the Auto sale. At the date of the agreement, the note, including accrued interest, had a carrying value of $543 million. The company also resolved an indemnification of other postretirement employee benefits pursuant to the Auto sale agreement, and agreed to pay an affiliate of The Blackstone Group $52.5 million. As a result of the agreement, the company recorded a $9 million after-tax charge to continuing operations relating to the sale of the note, and a $6 million after-tax charge to discontinued operations related to the settlement of the indemnification and other contractual issues. In November 2004, the company received $493.5 million for the sale of the note, which was net of $40.5 million for settlement of the contractual issues, and paid $52.5 million for settlement of the indemnification.

Kester – In February 2004, the company sold Kester for $60 million in cash and recognized a pre-tax gain of $3 million in discontinued operations. The accompanying consolidated statements of income include the January and February 2004 operating results of Kester, which were not material.

CONTRACTS

The majority of the company’s business is generated from long-term government contracts for development, production, and service activities. Government contracts typically include the following negotiated cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general and administrative costs. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are determined under the requirements of the Federal Acquisition Regulations (FAR) and Cost Accounting Standards (CAS) regulations as allowable and allocable costs. Examples of costs incurred by the company and not billed to the U.S. Government in accordance with the requirements of FAR and CAS include, but are not limited to: certain legal costs, mark-to-market stock compensation expense, lobbying costs, charitable donations, and advertising costs.

The company’s long-term contracts typically fall into one of two broad categories:

Cost Reimbursement or Cost-Type Contracts – Cost-type contracts provide for reimbursement of the contractor’s allowable costs incurred plus a fee that represents profit. Cost-type contracts generally require that the contractor use its best efforts to accomplish the scope of the work within some specified time and some stated dollar limitation.

Fixed-Price Contracts – A fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is a pre-determined, negotiated amount and not generally subject to adjustment because of costs incurred by the contractor.

NORTHROP GRUMMAN CORPORATION

The following table summarizes 2005 revenue recognized by contract type and customer:

($ in millions)	U.S. Government	Other Customers	Total	Percent of Total
Cost-type	$19,694	$250	$19,944	65%
Fixed-price	7,898	2,879	10,777	35
Total	$27,592	$3,129	$30,721	100%

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

Positive Award Fees

Certain contracts contain provisions consisting of award fees based on performance criteria such as: cost, schedule, quality, and technical ingenuity. Award fees are determined and earned based on the subjective evaluation by the customer of the company’s performance against such negotiated criteria. Award fee contracts are widely used throughout the company’s operating segments; examples of significant long-term contracts with substantial negotiated award fee amounts are the Kinetic Energy Interceptors (KEI), National Polar-Orbiting Operational Environmental Satellite System (NPOESS), F-35, LPD, and DD(X) programs.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

The company’s significant accounting policies are outlined in Note 1 to the consolidated financial statements (see in Part II, Item 8 of this Form 10-K). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. As part of its oversight responsibilities, management evaluates the propriety of its estimates, judgments, and accounting methods as new events occur. Management believes that its policies, judgments, and assessments have been consistently applied in a manner that provides the reader of the company’s financial statements with a fair presentation of information, in all material respects, in accordance with accounting principles generally accepted in the United States of America. Management periodically reviews the company’s critical accounting policies and estimates with the audit committee of its board of directors. Principal accounting practices that involve a higher degree of judgment or complexity are outlined below.

Revenue Recognition

Overview

The company generally recognizes revenue from its long-term contracts under the cost-to-cost and the units-of-delivery measures of the percentage-of-completion method of accounting. The percentage-of-completion

NORTHROP GRUMMAN CORPORATION

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

The use of the percentage-of-completion method depends on the ability of the company to make reasonably dependable cost estimates for the design, manufacture, and delivery of its products and services. Such costs are typically incurred over a period of several years, and estimation of these costs requires the use of judgment. Sales under percentage-of-completion contracts are recorded as costs are incurred or units are delivered. Revenue relating to service contracts is recognized as the services are performed.

Cost Estimation

The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of the company’s engineers, program managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials, the effect of change orders, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims or requests for equitable adjustment included in the estimates to complete. A significant change in an estimate on one or more programs could have a material effect on the company’s consolidated financial position or results of operations. Contract cost estimates are updated at least annually and more frequently as determined by events or circumstances. Cost and revenue estimates for each significant contract are generally reviewed and reassessed quarterly.

Performance Incentives and Award Fees

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to delivery of the product. These incentives take the form of potential additional fees to be earned or penalties to be incurred. Incentives and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentives and award fees that cannot be reasonably estimated are recorded when awarded.

Loss Provisions

When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded as cost of sales in the period the loss is determined. Loss provisions are first offset against contract costs that are included in inventories, with any remaining amount reflected in liabilities.

Other Changes in Estimates

Other changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more programs could have a material effect on the company’s financial position or results of operations.

See also the discussion on company’s revenue recognition policy in Note 1 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Purchase Accounting and Goodwill

Overview

The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time that may cause final amounts to differ materially from original estimates. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period with the exception of certain adjustments related to income tax uncertainties or restructuring activities, the resolution of which may extend beyond the purchase price allocation period.

Acquisition Accruals

The company has established certain accruals in connection with indemnities and other contingencies from its acquisitions and divestitures. These accruals and subsequent adjustments have been recorded during the purchase price allocation period for acquisitions and as events occur for divestitures. The accruals were determined based upon the terms of the purchase or sales agreements and, in most cases, involve a significant degree of judgment. Management has recorded these accruals in accordance with its interpretation of the terms of the purchase or sale agreements, known facts, and an estimation of probable future events based on management’s experience and consultation with outside valuation specialists.

Goodwill

The company evaluates the recoverability of recorded goodwill amounts annually in November, or when evidence of potential impairment exists, in accordance with SFAS No. 142 – Goodwill and Other Intangibles Assets. In order to test for potential impairment, the company uses a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.

The principal factors used in the discounted cash flow analysis requiring judgment are the weighted average cost of capital (WACC) and the terminal value growth rate assumptions. The WACC takes into account the relative weights of each component of the company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value growth rates are applied to the final year of the discounted cash flow model. The terminal value growth rate used for testing purposes in 2005 approximates the estimated long-term inflation rate.

Due to the many variables inherent in the estimation of a reporting unit’s fair value, differences in assumptions may have a material effect on the results of the company’s impairment analysis.

Litigation, Commitments, and Contingencies

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

The company is subject to a range of claims, lawsuits, environmental and income tax matters, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and

NORTHROP GRUMMAN CORPORATION

its internal and external legal counsel. While the company cannot predict the ultimate outcome of these matters, resolution of one or more of these matters, either individually or in the aggregate, could have a material effect on the company’s financial position, results of operations, or cash flows.

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

Litigation Accruals

Litigation accruals are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure to the company may vary from earlier estimates as further facts and circumstances become known.

Tax Contingency Accruals

The company records accruals for tax contingencies and related interest when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority. Changes in accruals associated with uncertainties arising from pre-acquisition years for acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined.

Retirement Benefits

Overview

Assumptions used in determining projected benefit obligations and the fair values of plan assets for the company’s pension plans and other postretirement benefits plans are evaluated annually by management in consultation with its outside actuaries. In the event that the company determines that changes in the assumptions are warranted, future pension and postretirement benefit expenses could increase or decrease.

Assumptions

The principal assumptions that have a significant effect on the company’s financial position and results of operations are the discount rate, the expected long-term rate of return on plan assets, and the health care cost trend rates.

Discount Rate – The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is primarily determined based on the results of a hypothetical long-term bond portfolio matching the expected cash inflows with the expected benefit payments for each benefit plan. Taking into consideration the factors noted above, the company’s composite discount rate was unchanged at 5.75 percent for December 31, 2005, and December 31, 2004, respectively.

NORTHROP GRUMMAN CORPORATION

Expected Long-Term Rate of Return – The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested to provide for anticipated future benefit payment obligations. For 2005, the company assumed an expected long-term rate of return on plan assets of 8.5 percent. For 2006, the expected long-term rate of return assumption is also 8.5 percent.

Differences in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2005 pension results:

$ in millions	.25 Percentage Point Increase	.25 Percentage Point Decrease
(Decrease) increase to pension expense resulting from
Change in discount rate	$(35)	$62
Change in long-term rate of return on plan assets	(43)	43

Health Care Cost Trend Rates – The health care cost trend rates represent the annual rate of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. For 2005 and 2004, the company assumed an expected initial health care cost trend rate of 10 percent and an ultimate health care cost trend rate of 5 percent.

Differences in the initial through the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2005 postretirement benefit results:

$ in millions	1 Percentage Point Increase	1 Percentage Point Decrease
Increase (decrease) from change in health care cost trend rates
Postretirement benefit expense	$34	$(27)
Postretirement benefit liability	342	(286)

MANAGEMENT FINANCIAL MEASURES

The company manages and assesses the performance of its business primarily through the following measures:

Contract Acquisitions – Contract acquisitions represent orders received during the period for which funding has been contractually obligated by the customer. Contract acquisitions tend to fluctuate from year to year and are determined by the size and timing of new and follow-on orders. In the year that a business is purchased, its existing funded order backlog as of the purchase date is reported as contract acquisitions. In the year that a business is sold, its existing funded order backlog as of the divestiture date is deducted from contract acquisitions.

Sales – Year-to-year sales vary less than contract acquisitions and reflect performance under new and ongoing contracts. For further information see discussion concerning revenue recognition included in the “Critical Accounting Policies, Estimates, and Judgments” section of this Part II, Item 7.

Segment Operating Margin – Segment operating margin reflects the performance of segment contracts and programs. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments.

NORTHROP GRUMMAN CORPORATION

Backlog – Funded backlog represents unfilled orders for which funding has been contractually obligated by the customer. Unfunded backlog represents firm orders for which funding is not contractually obligated by the customer. Unfunded backlog excludes unexercised contract options and unfunded Indefinite Delivery Indefinite Quantity (IDIQ) orders.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Year ended December 31
$ in millions, except per share	2005	2004	2003
Sales and service revenues	$30,721	$29,853	$26,396
Operating margin	2,178	2,006	1,468
Interest income	54	58	60
Interest expense	388	431	497
Other income (expense), net	200	(18)	24
Federal and foreign income taxes	661	522	297
Discontinued operations	17	(9)	108
Diluted earnings per share	3.85	2.97	2.32
Net cash provided by operating activities	2,627	1,936	798

Sales and Service Revenues

2005 – Sales in 2005 increased $868 million, or 3 percent, over 2004 due to higher revenue in each of the company’s operating segments except Ships, including double-digit sales growth of 18 percent at Integrated Systems. The revenue growth at Integrated Systems was due primarily to increases of 33 percent and 15 percent in the Airborne Early Warning & Electronic Warfare Systems and Integrated Systems Western Region business areas, respectively. Ships segment sales decreased 7 percent in 2005 due primarily to a 30 percent sales decline in the Surface Combatants business area from changes in the customer’s DD(X) acquisition strategy and the impact of Hurricane Katrina (see Note 2 to the consolidated financial statements in Part II, Item 8).

2004 – Sales in 2004 increased approximately $3.5 billion, or 13 percent, over 2003 due to higher revenue in each of the company’s business segments, including sales growth of 23 percent at Integrated Systems, 19 percent at Mission Systems, 16 percent at Space Technology, and 15 percent at Ships. The revenue growth at Integrated Systems was due primarily to increases of 51 percent and 16 percent in the Airborne Early Warning/Electronic Warfare Systems and Integrated Systems Western Region business areas, respectively. The Mission Systems increase was driven by a 24 percent increase in the Command, Control and Intelligence Systems business area and a 19 percent increase in the Missile Systems business area. The increase in Space Technology revenues was led by increases of 41 percent, 22 percent, and 18 percent in its Software Defined Radios, Civil Space, and Intelligence, Surveillance, and Reconnaissance business areas, respectively. Revenue growth at Ships was due primarily to increases of 34 percent in the Amphibious and Auxiliary business area, 26 percent in the Surface Combatants business area, and 16 percent in the Submarines business area.

NORTHROP GRUMMAN CORPORATION

Operating Margin

Operating Margin represents segment operating margin (discussed elsewhere below in the section entitled “Segment Operating Results”) adjusted for a number of factors that do not affect the segments as follows:

	Year ended December 31
$ in millions	2005	2004	2003
Segment operating margin	$2,399	$2,312	$1,923
Unallocated expenses	(190)	(282)	(137)
Net pension expense adjustment	(21)	(12)	(303)
Reversal of royalty income	(10)	(12)	(15)
Total operating margin	$2,178	$2,006	$1,468

Unallocated Expenses – Unallocated expenses decreased $92 million, or 33 percent, in 2005 as compared with 2004. The decrease in unallocated expenses is primarily due to lower legal costs in the 2005 period. Unallocated expenses increased $145 million in 2004 as compared with 2003. The increase was due primarily to increased legal costs, including provisions related to the resolution of the Allison Gas Turbine and Robinson litigations as well as higher mark-to-market stock compensation expense and deferred state income taxes.

Net Pension Expense Adjustment – The net pension expense adjustment reflects the excess pension expense determined in accordance with accounting principles generally accepted in the United States of America over the pension expense included in the segments’ cost of sales to the extent that these costs are currently recognized under CAS. The net pension expense adjustment increased to $21 million in 2005, as compared with $12 million in 2004. The increase reflects changes in actuarial assumptions partially offset by actual 2004 asset returns of greater than 13 percent, which improved the funded status of the company’s pension plans. In 2004, the net pension expense adjustment decreased $291 million as compared with 2003. The decrease is primarily due to a higher return of more than 20 percent on plan assets in 2003, partially offset by lower 2004 assumptions for the expected long-term rate of return on plan assets and the discount rate.

For 2006, subject to refinements for participant census data and pay-as-you-go plans, management expects the net pension expense adjustment to total approximately $25 million. The 2006 pension plan assumptions have remained unchanged from the 2005 assumptions and include an expected long-term rate of return on plan assets of 8.50 percent and a composite discount rate of 5.75 percent.

Reversal of Royalty Income – Royalty income is included in segment operating margin for internal reporting purposes. This amount is reversed in the table above to arrive at operating margin as determined in accordance with accounting principles generally accepted in the United States of America. Royalty income is included in the “Other, net” line item discussed below.

Interest Income

2005 – Interest income in 2005 is comparable to 2004. While 2005 did not have the non-cash interest income from the Auto payment-in-kind note, the higher average cash balance on hand during the year and higher interest rates as compared to 2004 generated a comparable amount of interest income.

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

NORTHROP GRUMMAN CORPORATION

Interest Expense

2005 – Interest expense decreased by $43 million, or 10 percent, in 2005 as compared with 2004. The decrease was due to a lower average debt balance in 2005 resulting from a $600 million reduction in debt in the fourth quarter of 2004.

2004 – Interest expense decreased by $66 million in 2004 as compared with 2003. The decrease is principally due to the effect of the company’s debt reduction plan that was substantially completed in the second quarter of 2003. Also, on October 15, 2004, $350 million of 8.625% notes matured and the company redeemed all of its outstanding $250 million 9.375% debentures due in 2024. The decrease in interest expense related to the reduction of fixed-rate debt was partially offset by dividends payable on mandatorily redeemable preferred stock classified as interest expense beginning in the third quarter of 2003.

Other, net

2005 – Other, net increased $218 million compared with 2004. During 2005, the company sold 7.25 million TRW Automotive shares and approximately 3.5 million Endwave shares, which generated pre-tax gains of $70 million and $95 million, respectively.

2004 – Other, net decreased $42 million compared with 2003. During 2004, the company recorded a $15 million foreign currency exchange loss on the liquidation of a subsidiary loan and a $13 million expense related to the early retirement of the $250 million 9.375% debentures due 2024.

Federal and Foreign Income Taxes

2005 – The company’s effective tax rate on income from continuing operations for 2005 and 2004 was 32 percent. During 2005, the company recognized a $20 million net tax benefit primarily related to the settlement of Internal Revenue Service (IRS) appeals cases related to Alternative Minimum Tax credits for tax years 1981 through 1996. The effective tax rate for 2006 is expected to be approximately 33 percent.

2004 – The company’s effective tax rate on income from continuing operations for 2004 was 32 percent compared to 28 percent for 2003. The higher rate in 2004 is primarily due to the reduced effect of research and development credits as well as increased foreign earnings that have a higher effective rate. During 2004, the company completed studies and recognized additional tax credits of approximately $31 million related to research and development and extraterritorial income exclusion for the years 1997 through 2003. During 2003, the company recognized $51 million in research and development tax credits for the years 1981 through 1990.

Discontinued Operations

2005 – There was no income from discontinued operations in 2005, compared to after-tax income of $3 million in 2004. The gain on disposal of discontinued operations of $17 million in 2005 is primarily due to the divestiture of Teldix.

2004 – The company reported after-tax income from discontinued operations of $3 million for 2004, compared to after-tax income of $64 million for the same period of 2003. The income for the 2003 period was primarily attributable to Auto operating results, which were included in discontinued operations until Auto was sold in February 2003. The loss from the disposal of discontinued operations of $12 million in 2004 was primarily due to the resolution of indemnities and other contractual issues from previously disposed entities.

Diluted Earnings per Share

2005 – Diluted earnings per share for 2005 was $3.85 per share, an increase of 30 percent from $2.97 per share in 2004. Earnings per share are based on weighted average diluted shares outstanding of 363.2 million for 2005 and 365.0 million for 2004.

NORTHROP GRUMMAN CORPORATION

2004 – Diluted earnings per share for 2004 was $2.97 per share, an increase of 28 percent from $2.32 per share in 2003. Earnings per share are based on weighted average diluted shares outstanding of 365.0 million for 2004 and 368.4 million for 2003.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2005 increased $691 million as compared with 2004, primarily due to the timing of cash receipts and payments. Cash collected from customers increased by $1.4 billion, and cash paid to suppliers and employers increased by $1 billion. Net cash from operating activities for 2005 included the receipt of $89 million of insurance proceeds related to Hurricane Katrina, $88 million of federal and state income tax refunds, and $78 million of interest, including interest on a state tax refund for research and development credits for the years 1988 through 1990. These cash inflows were offset by a payment of $99 million for a litigation settlement. Net cash provided by operating activities in 2004 included the receipt of $121 million of federal and state income tax refunds, partially offset by payments of $86 million for litigation settlements.

Net cash provided by operating activities in 2005 includes contributions to the company’s pension plans totaling $415 million, of which $203 million was voluntarily pre-funded in the fourth quarter, as compared to contributions of $624 million in 2004, of which $250 million was voluntarily pre-funded in the fourth quarter.

SEGMENT OPERATING RESULTS

	Year ended December 31
$ in millions	2005	2004	2003
Sales and Service Revenues
Electronic Systems	$6,642	$6,417	$6,039
Ships	5,786	6,252	5,451
Integrated Systems	5,612	4,742	3,847
Mission Systems	5,362	4,947	4,172
Information Technology	5,254	5,051	4,651
Space Technology	3,395	3,269	2,823
Other	42	230	191
Intersegment eliminations	(1,372)	(1,055)	(778)
Sales and service revenues	$30,721	$29,853	$26,396
Operating Margin
Electronic Systems	$710	$670	$590
Ships	241	389	295
Integrated Systems	474	412	384
Mission Systems	381	321	266
Information Technology	355	301	269
Space Technology	255	222	193
Other	(17)	(3)	(74)
Segment operating margin	$2,399	$2,312	$1,923

Realignment – Effective January 1, 2004, the company realigned businesses among three of its operating segments that possess similar customers, expertise, and capabilities. The realignment more fully leverages existing capabilities and enhances development and delivery of highly integrated information systems and services. Mission Systems’ Global Information Technology, Civil Systems, and Mission Systems Europe businesses were transferred to the Information Technology segment. Prior to January 1, 2004, the three business areas comprised Mission Systems’

NORTHROP GRUMMAN CORPORATION

Federal & Civil Information Systems business area. The Defense Mission Systems (DMS) business within the Information Technology segment was transferred to the Mission Systems segment. Prior to January 1, 2004, DMS was located within Information Technology’s Government Information Technology business area. The Command, Control & Intelligence Systems business area of the Missions Systems segment transferred its Unmanned Air Vehicle business to the Integrated Systems Western Region business area within the Integrated Systems segment. This realignment resulted in a decrease in 2003 sales of $104 million for the Information Technology segment, an increase of $57 million for the Mission Systems segment, and an increase of $47 million for the Integrated Systems segment.

Effective January 1, 2006, the company established a new sector, Northrop Grumman Technical Services (NGTS), to leverage existing business strengths and synergies in the rapidly expanding logistics support, sustainment and technical services markets. NGTS consolidates multiple programs and approximately 10,000 employees in logistics operations from the Electronic Systems, Integrated Systems, Mission Systems and Information Technology sectors. The financial results of this new sector will be included in future filings.

ELECTRONIC SYSTEMS

Electronic Systems is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronic Systems provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air traffic control, air and missile defense, communications, mail processing, biochemical detection, ship bridge control, and shipboard components.

	Year ended December 31
$ in millions	2005	2004	2003
Contract Acquisitions	$6,238	$6,706	$6,018
Sales and Service Revenues	6,642	6,417	6,039
Segment Operating Margin	710	670	590
As a percentage of segment sales	10.7%	10.4%	9.8%

Contract Acquisitions

2005 – Electronic Systems segment contract acquisitions decreased $468 million, or 7 percent, in 2005 as compared with 2004. This decrease is primarily due to a $205 million backlog adjustment resulting from the sale of Teldix, fiscal year funding delays in the Aerospace Systems and C4ISR & Space Sensors business areas and international program delays in the Defense Other business area. Significant acquisitions in 2005 included $202 million for the F-22A program in the Aerospace Systems business area and $186 million for the SBIRS program in the C4ISR & Space Sensors business area.

2004 – Electronic Systems segment contract acquisitions increased $688 million, or 11 percent, in 2004 as compared with 2003. Principal acquisitions during 2004 included $185 million for a restricted program in the Aerospace Systems business area, $150 million for the Runitel program in the Defense Other business area, and additional funding of $139 million for domestic and international postal automation programs in the Government Systems business area.

Sales and Service Revenues

2005 – Electronic Systems segment sales increased $225 million, or 4 percent, in 2005 as compared with 2004. The increase was primarily due to revenue growth in the Defensive & Navigation Systems and Government Systems business areas, partially offset by lower sales in the Defense Other and Aerospace Systems business areas.

NORTHROP GRUMMAN CORPORATION

Defensive & Navigation Systems revenue increased $218 million, or 12 percent, due to higher sales for the Large Aircraft Infrared Countermeasures, and EA-18 programs. Government Systems revenue increased $134 million, or 19 percent, due to higher sales of bio-detection and communication systems. The decrease in Defense Other reflects a transfer of an airborne surveillance program to Aerospace Systems for full development and production and lower sales on international programs. The decrease in Aerospace Systems is primarily due to lower volume on the Longbow Missile and Fire Control Radar programs and to lower volume and a sales adjustment on the F-16 block 60 program, which was partially offset by the airborne surveillance program transfer.

2004 – Electronic Systems segment sales increased $378 million, or 6 percent, in 2004 as compared with 2003. Government Systems revenue increased $220 million, or 47 percent, due to higher sales of bio-detection systems and postal automation equipment, and Defensive & Navigation Systems revenue rose $160 million, or 10 percent, due to higher sales from the Litening program. Defense Other revenue increased $64 million, or 9 percent, due to growth in restricted programs.

Segment Operating Margin

2005 – Electronic Systems segment operating margin increased $40 million, or 6 percent, in 2005 as compared with 2004. This increase is primarily due to higher sales volume in the Defensive & Navigation Systems business area and improved performance in the Government Systems business area, partially offset by various performance adjustments on land combat programs in the Aerospace Systems business area. Operating margin for 2005 includes a $65 million pre-tax charge for the F-16 Block 60 fixed price development combat avionics program. The charge reflects a higher estimate of costs to complete the Falcon Edge electronic warfare suite, including rework of the mission software. Operating margin for 2004 included a $60 million pre-tax charge for F-16 Block 60 and a $52 million pre-tax charge for Wedgetail, as discussed in the following paragraph. Fixed-price development work inherently has more uncertainty as to future events than production and therefore more variability in estimates of costs to complete the work. As work progresses through the development stage into production, the risks associated with estimating the costs of development are reduced. While management has used its best judgment to estimate costs, future events could result in either upward or downward adjustments to those estimates.

2004 – Electronic Systems segment operating margin increased $80 million, or 14 percent, in 2004 as compared with 2003. Operating margin in 2004 increased primarily due to increased sales volume and performance improvements in the postal automation business and bio-detection systems in the Government Systems business area, as well as higher sales volume, improved performance, and contract close-outs in the Defensive & Navigation Systems and Defense Other business areas. These increases were partially offset by a $60 million pre-tax charge in the Aerospace Systems business area for the F-16 Block 60 fixed-price development program, reflecting a higher estimate of costs to complete the Falcon Edge electronic warfare suite, including the results of qualification testing and the impact of delays in supplies of integrated microelectronic assemblies, and a $52 million pre-tax charge reflecting increased projected costs due to analysis of technical issues following systems engineering modeling and qualification testing for the MESA program.

NORTHROP GRUMMAN CORPORATION

SHIPS

Newport News’ primary business is the design, construction, repair, maintenance, overhaul, life-cycle support, and refueling of nuclear-powered aircraft carriers and the design, life-cycle support, and repair and construction of nuclear-powered submarines for the U.S. Navy. Newport News is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines. Ship Systems is one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, international navies, and for commercial vessels. Ship Systems also produces double-hulled crude oil tankers.

	Year ended December 31
$ in millions	2005	2004	2003
Contract Acquisitions	$2,750	$5,668	$4,839
Sales and Service Revenues	5,786	6,252	5,451
Segment Operating Margin	241	389	295
As a percentage of segment sales	4.2%	6.2%	5.4%

Contract Acquisitions

2005 – Ships segment contract acquisitions decreased $2.9 billion, or 51 percent, in 2005, compared with 2004. The decrease was primarily due to fiscal year funding delays impacting USS Carl Vinson and CVN 21 in the Aircraft Carriers business area, as well as decreased funding for the Virginia-class Block II program in the Submarines business area and the DD(X) program in the Surface Combatants business area, as compared with 2004. The principal acquisitions in 2005 included $535 million for the LPD program in the Expeditionary Warfare business area, $469 million for the Virginia-class Block II program in the Submarines business area, $236 million for the DD(X) program in the Surface Combatants business area, $232 million for the USS George Washington Docking Planned Incremental Availability (DPIA) program in the Aircraft Carriers business area, and $160 million for the Deepwater program in the Coast Guard & Coastal Defense business area.

2004 – Ships segment contract acquisitions increased $829 million, or 17 percent, in 2004 as compared with 2003, primarily due to increased funding in the Aircraft Carriers and Submarines business areas. The principal acquisitions in 2004 were $1 billion and $524 million for the DD(X) and DDG programs, respectively, in the Surface Combatants business area and $853 million for the Virginia-class Block II program in the Submarines business area. Acquisitions in 2004 also included $583 million and $397 million, respectively, for the LPD and LHD programs in the Amphibious and Auxiliary business area.

Sales and Service Revenues

2005 – Ships segment sales decreased $466 million, or 7 percent, in 2005, as compared with 2004. Sales in the Surface Combatants and Commercial & Other business areas decreased $576 million¸ or 30 percent, and $104 million, or 73 percent, respectively, due in part to an $158 million reduction of sales from hurricane-related work delays and an $82 million adjustment of prior sales to account for hurricane-related cost growth across several Ship Systems programs, and a slower build rate, as a result of property damage following hurricane Katrina. The decrease in the Surface Combatants business area also includes lower volume in the DD(X) program. These decreases were partially offset by increased sales volume in the Submarines, Aircraft Carriers, and Coast Guard & Coastal Defense business areas. Submarines sales increased $77 million, or 11 percent, primarily due to increased volume in the Virginia-class Block II program. Aircraft Carriers sales increased $74 million, or 4 percent, primarily due to higher volume in the USS George Washington DPIA and CVN 21 programs. Coast Guard & Coastal Defense sales increased $40 million, or 35 percent, primarily due to increased volume in the Coast Guard’s Maritime Security Large National Security Cutter program.

2004 – Ships segment sales increased $801 million, or 15 percent, in 2004 as compared with 2003 due to higher revenue in the Surface Combatants, Expeditionary Warfare, and Submarines business areas. Surface Combatants

NORTHROP GRUMMAN CORPORATION

revenue increased $416 million, or 26 percent, due to higher revenue from the DD(X) and Deepwater programs partially offset by lower revenue from the DDG program. Expeditionary Warfare revenue increased $367 million, or 34 percent, due to higher revenue from the LHD and LPD programs, and Submarines revenue increased $103 million, or 16 percent, due to higher sales from the Virginia-class program.

Segment Operating Margin

2005 – Ships segment operating margin decreased $148 million, or 38 percent, in 2005, as compared with 2004. The decrease includes a $150 million charge to earnings to account for hurricane-related cost growth at the Ship Systems sector, as well as a $15 million impact from hurricane-related work delays at Ship Systems (see Note 2 to the consolidated financial statements in Part II, Item 8), partially offset by increased operating margins in the Aircraft Carriers and Submarines business areas. Operating margin in the Aircraft Carriers business area increased due to higher sales volume and improved performance in the USS George Washington DPIA program and improved performance in the USS Dwight D. Eisenhower refueling program. Submarines operating margin increased due to higher sales volume and contract close outs.

2004 – Ships segment operating margin increased $94 million, or 32 percent, in 2004 as compared with 2003, due principally to a 2003 pre-tax charge of $69 million for increased costs for the commercial Polar Tanker program, as well as increased sales volume and performance improvements in 2004 for the DD(X) and LHD programs in the Surface Combatants and Amphibious and Auxiliary business areas, respectively. The Polar Tanker charge included cost growth on the third tanker due to unusual weather delays and rework, and increased costs for changes in labor productivity estimates to complete the final two ships. The third tanker was delivered in the third quarter of 2003, the fourth tanker was delivered in the third quarter of 2004.

INTEGRATED SYSTEMS

Integrated Systems is a leader in the design, development, and production of airborne early warning, electronic warfare and surveillance, and battlefield management systems, as well as manned and unmanned tactical and strike systems.

	Year ended December 31
$ in millions	2005	2004	2003
Contract Acquisitions	$4,669	$5,135	$4,380
Sales and Service Revenues	5,612	4,742	3,847
Segment Operating Margin	474	412	384
As a percentage of segment sales	8.4%	8.7%	10.0%

Contract Acquisitions

2005 – Integrated Systems segment contract acquisitions decreased $466 million, or 9 percent, in 2005 as compared with 2004, primarily due to fiscal year funding delays. Significant acquisitions in the Integrated Systems Western Region business area in 2005 were $903 million, $794 million, and $543 million for the Unmanned Systems, F/A-18, and F-35 programs, respectively. The principal acquisitions in the Airborne Early Warning & Electronic Warfare Systems and Airborne Ground Surveillance & Battle Management Systems business areas during 2005 were $626 million and $253 million for the E-2C and Joint Surveillance Target Attack Radar System (Joint STARS) programs, respectively.

2004 – Integrated Systems segment contract acquisitions increased $755 million, or 17 percent, in 2004 as compared with 2003. The increase is mainly due to increased funding in the Integrated Systems Western Region and Airborne Early Warning & Electronic Warfare Systems business areas. The principal acquisitions for Integrated Systems Western Region during 2004 were $792 million, $709 million, and $606 million for the Unmanned

NORTHROP GRUMMAN CORPORATION

Systems, F/A-18, and F-35 programs, respectively. The principal acquisitions in the Airborne Early Warning & Electronic Warfare Systems and Airborne Ground Surveillance & Battle Management Systems business areas during 2004 were $881 million and $248 million for the E-2C and E-10A programs, respectively.

Sales and Service Revenues

2005 – Integrated Systems segment sales increased $870 million, or 18 percent, in 2005 as compared with 2004 due to higher sales in all business areas. Integrated Systems Western Region sales increased $425 million, or 15 percent, due to higher volume from Unmanned Systems, the Multi-Platform Radar Technology Insertion Program, and the B-2 program, partially offset by decreased volume in the F/A-18 program. Airborne Early Warning & Electronic Warfare Systems sales increased $416 million, or 33 percent, due to higher volume from the E-2 Advanced Hawkeye and EA-18G programs. Airborne Ground Surveillance & Battle Management Systems revenue increased $37 million, or 6 percent, due to a risk study performed for the North American Treaty Organization (NATO) and higher volume on the E-10A program, partially offset by lower volume on Joint STARS.

2004 – Integrated Systems segment sales increased $895 million, or 23 percent, in 2004 as compared with 2003 due to higher revenue in all business areas. Airborne Early Warning & Electronic Warfare Systems revenue increased $432 million, or 51 percent, due to higher revenue from the E-2 Advanced Hawkeye and EA-18G programs; Integrated Systems Western Region revenue increased $405 million, or 16 percent, due to higher revenue from the F-35 program and Unmanned Systems; and Airborne Ground Surveillance & Battle Management Systems revenue increased $59 million, or 11 percent, due to higher revenue from the E-10A program.

Segment Operating Margin

2005 – Integrated Systems segment operating margin increased $62 million, or 15 percent, in 2005 as compared with 2004. The increase in operating margin was due primarily to higher sales volume in the E-2 Advanced Hawkeye program. The decrease in the Integrated Systems segment operating margin rate was due to a greater proportion of lower-margin development program revenue.

2004 – Integrated Systems segment operating margin increased $28 million, or 7 percent, in 2004 as compared with 2003. The increase was due primarily to higher sales volume in the Unmanned Systems and E-2 Advanced Hawkeye programs. The decrease in the Integrated Systems segment operating margin rate was due to a greater proportion of lower-margin development program revenue.

MISSION SYSTEMS

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

	Year ended December 31
$ in millions	2005	2004	2003
Contract Acquisitions	$4,744	$5,209	$4,878
Sales and Service Revenues	5,362	4,947	4,172
Segment Operating Margin	381	321	266
As a percentage of segment sales	7.1%	6.5%	6.4%

NORTHROP GRUMMAN CORPORATION

Contract Acquisitions

2005 – Mission Systems segment contract acquisitions decreased $465 million, or 9 percent, in 2005 as compared with 2004 primarily due to fiscal year funding delays. The Intercontinental Ballistic Missile (ICBM) program, KEI and Saudi Arabia National Guard contracts accounted for over $500 million of such short-term delays. Significant acquisitions in 2005 included $513 million for the ICBM program, $155 million for the Joint National Integration Center program, $145 million for the Ground-Based Midcourse Defense Fire Control & Communication program and additional funding of $135 million for the KEI program, all in the Missile Systems business area.

2004 – Mission Systems segment contract acquisitions increased $331 million, or 7 percent, in 2004 as compared with 2003, primarily due to increased funding in the Missile Systems business area. The principal acquisitions in 2004 included $1 billion for the ICBM program in the Missile Systems business area and $133 million for restricted programs in the Command, Control & Intelligence Systems business area.

Sales and Service Revenues

2005 – Mission Systems segment sales increased $415 million, or 8 percent, in 2005 as compared with 2004. The increase was primarily due to higher sales in the Missile Systems and Command Control & Intelligence Systems business areas. Missile Systems revenue increased $229 million, or 18 percent, due to higher sales in the ICBM and KEI programs. Command Control & Intelligence Systems sales increased $204 million, or 7 percent, due to increased volume in several programs.

2004 – Mission Systems segment sales increased $775 million, or 19 percent, in 2004 as compared with 2003 due to higher revenue in the Command, Control & Intelligence Systems and Missile Systems business areas. Command, Control & Intelligence Systems revenue increased $591 million, or 24 percent, due to higher revenue from the Tactical Automated Security Systems II program and from various restricted programs. Missile Systems revenue increased $206 million, or 19 percent, due to revenue from the KEI program and the XonTech acquisition.

Segment Operating Margin

2005 – Mission Systems segment operating margin increased $60 million, or 19 percent, in 2005 as compared with 2004. The increase in operating margin primarily reflects higher sales volume and improved performance in the Command Control & Intelligence Systems and Missile Systems business areas.

2004 – Mission Systems segment operating margin increased $55 million, or 21 percent, in 2004 as compared with 2003 due to higher sales volume in the Command, Control & Intelligence Systems and Missile Systems business areas.

INFORMATION TECHNOLOGY

Information Technology is a premier provider of advanced information technology (IT) solutions, engineering, and business services for government and commercial customers.

	Year ended December 31
$ in millions	2005	2004	2003
Contract Acquisitions	$5,382	$5,300	$4,854
Sales and Service Revenues	5,254	5,051	4,651
Segment Operating Margin	355	301	269
As a percentage of segment sales	6.8%	6.0%	5.8%

NORTHROP GRUMMAN CORPORATION

Contract Acquisitions

2005 – Information Technology segment contract acquisitions increased $82 million, or 2 percent, in 2005 as compared with 2004. Significant acquisitions in 2005 included $299 million for J-BOSC in the Technology Services business area, $262 million for the United Kingdom Whole Life Support Programme in the Government Information Technology business area, and $113 million for an outsourcing services contract in the Commercial Information Technology business area.

2004 – Information Technology segment contract acquisitions increased $446 million, or 9 percent, in 2004 as compared with 2003, largely due to increased funding in the Government Information Technology and Commercial Information Technology business areas. Principal acquisitions in 2004 in the Government Information Technology business area were $138 million for the National Geospatial Intelligence Agency Electrical Engineering program, $104 million for the Immigration and Naturalization Service Technology Enterprise Automation Management Support program, and $104 million for the Information Technology Support Services program. The Commercial Information Technology business area received funding of $231 million for the Identification 1 program. The Technology Services business area received funding of $283 million for J-BOSC.

Sales and Service Revenues

2005 – Information Technology segment sales increased $203 million, or 4 percent, in 2005 as compared with 2004. The increase was primarily due to higher revenue in the Government Information Technology and Commercial Information Technology business areas, partially offset by lower Enterprise Information Technology sales. Government Information Technology revenue increased $261 million, or 9 percent, due to higher volume in existing programs, the acquisition of Integic, and new business awards. Commercial Information Technology revenue increased $55 million, or 8 percent, primarily due to new business awards. Enterprise Information Technology sales decreased $139 million, or 16 percent, due to overall market softness and increased competition in the value-added reseller marketplace.

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

Segment Operating Margin

2005 – Information Technology segment operating margin increased $54 million, or 18 percent, in 2005 as compared with 2004. The increase in operating margin primarily reflects higher sales volume and improved performance in the Government Information Technology and Commercial Information Technology business areas, partially offset by lower performance in the Enterprise Information Technology business area.

2004 – Information Technology segment operating margin increased $32 million, or 12 percent, in 2004 as compared with 2003 due to higher sales volume and improved performance in the Government Information Technology and Enterprise Information Technology business areas.

NORTHROP GRUMMAN CORPORATION

SPACE TECHNOLOGY

Space Technology develops and integrates a broad range of systems at the leading edge of space, defense, and electronics technology. The sector supplies products primarily to the U.S. Government that are critical to maintaining the nation’s security and leadership in science and technology. Space Technology’s business areas focus on the design, development, manufacture, and integration of spacecraft systems and subsystems, electronic and communications payloads, advanced avionics systems, and high energy laser systems and subsystems.

	Year ended December 31
$ in millions	2005	2004	2003
Contract Acquisitions	$2,645	$3,460	$3,073
Sales and Service Revenues	3,395	3,269	2,823
Segment Operating Margin	255	222	193
As a percentage of segment sales	7.5%	6.8%	6.8%

Contract Acquisitions

2005 – Space Technology segment contract acquisitions decreased $815 million, or 24 percent, in 2005 as compared with 2004, primarily due to fiscal year funding delays. Significant acquisitions in 2005 included $551 million for restricted programs in the Intelligence, Surveillance and Reconnaissance business area, $487 million for the NPOESS program in the Civil Space business area, $264 million for the AEHF program in the Satellite Communications business area and additional funding of $257 million for the F-35 program in the Software Defined Radios business area.

2004 – Space Technology segment contract acquisitions increased $387 million, or 13 percent, in 2004 as compared with 2003. This increase was primarily due to increased funding for restricted programs in the Intelligence, Surveillance & Reconnaissance business area.

Sales and Service Revenues

2005 – Space Technology segment sales increased $126 million, or 4 percent, in 2005 as compared with 2004. The increase was primarily due to higher sales in the Civil Space and Intelligence, Surveillance & Reconnaissance business areas, partially offset by lower sales in the Satellite Communications and Missile & Space Defense business areas. Civil Space revenue increased $144 million, or 23 percent, due to higher sales in the NPOESS and James Webb Space Telescope (JWST) programs. Intelligence, Surveillance & Reconnaissance sales increased $101 million, or 10 percent, due to higher volume in restricted programs. Satellite Communications sales decreased $60 million, or 12 percent, and Missile & Space Defense sales decreased $52 million, or 11 percent.

2004 – Space Technology sales increased $446 million, or 16 percent, in 2004 as compared with 2003 due to higher revenue in the Intelligence, Surveillance & Reconnaissance, Software Defined Radios, and Civil Space business areas. Intelligence, Surveillance & Reconnaissance revenue increased $160 million, or 18 percent, due to increased volume from restricted programs. Software Defined Radios revenue increased $159 million, or 41 percent, due to higher revenue from the F-35 and F-22A programs. Civil Space revenue increased $117 million, or 22 percent, due to higher volume from the JWST and NPOESS programs.

Segment Operating Margin

2005 – Space Technology segment operating margin increased $33 million, or 15 percent, in 2005 as compared with 2004. This increase is primarily due to higher sales volume and improved program performance in the Intelligence, Surveillance & Reconnaissance business area.

NORTHROP GRUMMAN CORPORATION

2004 – Space Technology segment operating margin increased $29 million, or 15 percent, in 2004 as compared with 2003. This increase was driven primarily by increased volume and performance improvements on restricted programs in the Intelligence, Surveillance & Reconnaissance business area. Other significant increases in segment operating margin in 2004 were driven by increased sales volume from the F-35 and F-22A programs in the Software Defined Radios business area and the JWST and NPOESS programs in the Civil Space business area.

BACKLOG

Total backlog at December 31, 2005, was approximately $56 billion. Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. Major components in unfunded backlog as of December 31, 2005, included various restricted programs, the Kinetic Energy Interceptors program in the Mission Systems segment; the F-35, F/A-18, and E-2 Advanced Hawkeye programs in the Integrated Systems segment; the NPOESS program in the Space Technology segment; and Block II of the Virginia-class submarines program and the USS Carl Vinson refueling and overhaul execution contract in the Ships segment.

The following table presents funded and unfunded backlog by segment at December 31, 2005:

$ in millions	Funded	Unfunded	Total Backlog
Electronic Systems	$6,374	$1,971	$8,345
Ships	6,129	5,383	11,512
Integrated Systems	3,748	8,543	12,291
Mission Systems	2,549	7,881	10,430
Information Technology	2,696	3,684	6,380
Space Technology	999	6,807	7,806
Other	5		5
Intersegment Eliminations	(473)		(473)
Total backlog	$22,027	$34,269	$56,296

Backlog is converted into the following years’ sales as costs are incurred or deliveries are made. Approximately 75 percent of the 2005 year-end funded backlog is expected to be converted into sales in 2006. Total U.S. Government orders, including those made on behalf of foreign governments, comprised 83 percent, 86 percent, and 87 percent of the funded backlog at the end of 2005, 2004, and 2003, respectively. Total foreign customer orders accounted for 10 percent, 9 percent, and 7 percent of the funded backlog at the end of 2005, 2004, and 2003, respectively. Domestic commercial backlog represented 7 percent, 5 percent, and 6 percent of funded backlog at the end of 2005, 2004, and 2003, respectively.

NORTHROP GRUMMAN CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The following table presents the company’s contractual obligations as of December 31, 2005, and the estimated timing of future cash payments:

$ in millions	Total	2006	2007 - 2008	2009 - 2010	2011 and beyond
Long-term debt	$5,030	$1,212	$182	$556	$3,080
Interest payments on long-term debt	3,748	319	560	500	2,369
Operating leases	1,977	420	610	437	510
Purchase obligations(1)	7,550	5,025	1,835	677	13
Other long-term liabilities(2)	885	190	281	65	349
Total contractual obligations	$19,190	$7,166	$3,468	$2,235	$6,321

(1)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.
(2)	Other long-term liabilities primarily consist of accrued workers’ compensation, deferred compensation, and other miscellaneous liabilities.

The table above excludes mandatorily redeemable preferred stock of $350 million as well as cumulative annual cash dividends of $7 per share, payable quarterly. See Note 15 to the consolidated financial statements in Part II, Item 8.

The table above also excludes obligations under the accelerated stock repurchase program. See Note 8 to the consolidated financial statements in Part II, Item 8.

The table above also excludes estimated minimum funding requirements for retiree benefit plans as set forth by the Employee Retirement Income Security Act (ERISA), totaling approximately $3.3 billion over the next five years: $633 million in 2006, $1.6 billion in 2007 and 2008, and $1.1 million in 2009 and 2010. The company also has payments due under plans that are not required to be funded in advance, but are funded on a pay-as-you-go basis. See Note 18 to the consolidated financial statements in Part II, Item 8.

Further details regarding long-term debt and operating leases can be found in Notes 14 and 17, respectively, to the consolidated financial statements in Part II, Item 8.

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

	Year ended December 31
	2005	2004	2003
Cash came from
Customers	97%	94%	85%
Buyers of assets/other	2	3	13
Shareholders	1	3
Lenders			2
	100%	100%	100%
Cash went to
Suppliers and employees	88%	88%	74%
Shareholders	5	2	2
Sellers of assets	4	4	2
Suppliers of facilities/other	2	2	6
Lenders	1	4	16
	100%	100%	100%

Operating Activities

2005 – In 2005, cash provided by operating activities was $2.6 billion as compared with $1.9 billion in 2004. The increase was primarily due to the timing of cash receipts and payments. Cash collected from customers increased by $1.4 billion, and cash paid to suppliers and employees increased by $1 billion.

Net cash from operating activities for 2005 included the receipt of $89 million of insurance proceeds related to Hurricane Katrina, $88 million of federal and state income tax refunds, and $78 million of interest, including interest on a state tax refund for research and development credits for the years 1988 through 1990. These cash inflows were offset by a payment of $99 million for a litigation settlement.

Employer contributions to the company’s pension plans were $415 million in 2005 as compared with $624 million in 2004. The contributions include voluntary pre-funding payments of $203 million and $250 million in 2005 and 2004, respectively. Interest payments decreased $39 million in 2005 as compared with 2004, due to further reduction in fixed-rate debt.

At December 31, 2005, net working capital deficit (current assets less current liabilities) was ($425) million, primarily driven by an increased current portion of long-term debt.

2004 – In 2004, cash provided by operating activities was $1.9 billion as compared with $798 million in 2003. In 2003, cash used in operations included $1 billion of taxes paid upon completion of the B-2 EMD contract.

In 2004, the company’s appeal to the Supreme Court of Indiana in connection with the Allison Gas Turbine case was denied and the company paid $81 million in settlement of the judgment and interest.

NORTHROP GRUMMAN CORPORATION

In 2004, the company and Goodrich agreed to a settlement to resolve certain post-closing liabilities that related to warranty, customer claims, and certain other matters in exchange for a payment to Goodrich of $99 million. The company also resolved an indemnification of other post-employment benefits, pursuant to the Auto sale agreement, and paid an affiliate of The Blackstone Group $52.5 million. For further information refer to Note 6 to the consolidated financial statements in Part II, Item 8.

Employer contributions to the company’s pension plans increased $295 million from $329 million in 2003 to $624 million in 2004. The increase reflects a voluntary pre-funding of $250 million in the fourth quarter of 2004. No such pre-funding payment was made in 2003. Interest payments decreased $150 million in 2004 as compared with 2003, primarily due to a reduction in fixed-rate debt.

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

Investing Activities

2005 – Cash used in investing activities was $855 million in 2005. During 2005, the company paid $361 million to acquire two businesses. This includes the acquisition of Confluent in September 2005 and Integic in March 2005. The company received $238 million from the sale of investments, including $95 million for 3.4 million common shares of Endwave and $143 million for 7.3 million common shares of TRW Auto. During 2005, the company also received $57 million from the sale of Teldix.

The company received insurance proceeds of $38 million in the fourth quarter of 2005 to replace damaged property at the Ships segment as a result of Hurricane Katrina.

Capital expenditures in 2005 were $824 million, including $80 million to replace property damaged by Hurricane Katrina and $41 million of capitalized software costs. Capital expenditure commitments at December 31, 2005, were approximately $546 million.

2004 – Cash provided by investing activities was $9 million in 2004. On October 10, 2004, the company reached an agreement with TRW Auto regarding the repurchase of a payment-in-kind note. On November 12, 2004, the company received $493.5 million, which was net of $40.5 million for settlement of certain contractual issues arising from the sale of Auto.

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

NORTHROP GRUMMAN CORPORATION

preliminary purchase price adjustments, and an asset retained. Cash proceeds from the sale of Auto were primarily used to reduce debt.

Capital expenditures in 2003 were $637 million, including $47 million for capitalized software costs.

Financing Activities

2005 – Cash used in financing activities in 2005 was $1.4 billion comprised primarily of $1.2 billion in share repurchases and $359 million in dividends paid to shareholders, partially offset by $163 million in proceeds from exercises of stock options.

Share Repurchases – On October 26, 2004, the company’s board of directors authorized a share repurchase program of up to $1 billion of its outstanding common stock. This share repurchase program was completed in the third quarter of 2005 and resulted in the retirement of 18.2 million shares of common stock, with approximately $700 million of the repurchases occurring in 2005.

On October 24, 2005, the company’s board of directors authorized the repurchase of up to $1.5 billion of its outstanding common stock which is expected to be completed over a twelve to eighteen-month period commencing in November 2005.

Under this program, the company entered into an agreement with Credit Suisse, New York Branch (Credit Suisse) on November 4, 2005, to repurchase approximately 9.1 million shares of common stock at an initial price of $55.15 per share for a total of $500 million. Under the agreement, Credit Suisse immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse began purchasing shares in the open market to settle its share borrowings. The company’s initial share repurchase is subject to adjustment based upon the actual cost of the shares subsequently purchased by Credit Suisse. The price adjustment can be settled, at the company’s option, in cash or in shares of common stock. As of December 31, 2005, Credit Suisse had purchased 5.8 million shares, or 64 percent of the shares under the agreement, at an average price per share of $57.47 net of commissions, interest and other fees. Assuming Credit Suisse purchases the remaining shares at a price per share equal to the closing price of the company’s common stock on December 31, 2005 ($60.11), the company would be required to pay approximately $30.2 million (including related settlement fees, interest and expenses) or issue approximately 500,000 shares of common stock to complete the transaction. The settlement amount may increase or decrease depending upon the average price paid for the shares under the program. Settlement is expected to occur in the first quarter of 2006, depending upon the timing and pace of the purchases.

Share repurchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

2004 – Cash of $1 billion was used in financing activities in 2004, comprised primarily of $786 million in share repurchases, $725 million in principal payments of long-term debt, and $322 million in dividends paid to shareholders, partially offset by $834 million in proceeds from exercises of stock options.

Debt Reduction – On October 15, 2004, the company redeemed all of its outstanding $250 million 9.375% debentures due 2024. The redemption price was 104.363 percent of the principal amount plus accrued and unpaid interest through the redemption date. As a result of the redemption, the company recorded a $13 million pre-tax charge in 2004. Also, on October 15, 2004, $350 million of 8.625% notes matured.

Equity Security Units – In November 2001, the company issued 6.9 million equity security units. Each equity security unit, issued at $100 per unit, initially consisted of a contract to purchase shares of Northrop Grumman

NORTHROP GRUMMAN CORPORATION

common stock on November 16, 2004, and a $100 senior note due 2006. The senior notes due 2006 are reported as long-term debt and initially bore interest at 5.25% per annum. Each equity security unit holder also received a contract adjustment payment of 2.0% per annum through November 16, 2004, for a combined yield on the equity security unit of 7.25% per annum through November 16, 2004.

On August 11, 2004, the company remarketed the senior notes as required by the original terms of the equity security units. As a result of this remarketing, the interest rate on the senior notes was reset to 4.08% per annum effective August 16, 2004. Proceeds from the remarketed notes were used to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the unit holders.

On November 16, 2004, the company received $690 million and issued 13.2 million shares of common stock in settlement of the stock purchase contracts. The number of shares issued was calculated using a conversion ratio of 1.9171 shares per each equity security unit, which was determined in accordance with the original terms of the stock purchase contracts.

Share Repurchases – On August 20, 2003, the company’s board of directors authorized a share repurchase program of $700 million of its outstanding common stock. This share repurchase program was completed on October 5, 2004 and resulted in the retirement of 14.4 million shares of common stock, with approximately $500 million of the repurchases occurring in 2004.

Through December 31, 2004, as part of the share repurchase program commenced in 2004, the company had repurchased approximately 5.5 million shares of common stock for approximately $300 million.

2003 – Cash used in financing activities was $4.7 billion in 2003, comprised primarily of $3.8 billion in principal payments of long-term debt, $305 million in dividends paid to shareholders, $200 million in share repurchases, and $117 million for redemption of minority interest in preferred stock.

Debt Reduction Plan – In March 2003, the company’s wholly owned subsidiary, Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), commenced offers to purchase any or all of certain designated outstanding Northrop Grumman Space & Mission Systems Corp. debt securities in a debt reduction plan substantially completed in the second quarter of 2003. In the first phase, approximately $2.4 billion in aggregate principal amount of outstanding debt securities was tendered and accepted for purchase, for a total purchase price of approximately $2.9 billion (including accrued and unpaid interest on the securities). In the second phase, the company purchased on the open market $658 million in aggregate principal amount for a total purchase price of $795 million (including accrued and unpaid interest on the securities) of Northrop Grumman Space & Mission Systems Corp. debt securities.

Share Repurchases – Through December 31, 2003, as part of the share repurchase program commenced in 2003, the company had repurchased over 4.4 million shares of common stock for approximately $200 million.

Preferred Stock Redemption – The company redeemed all outstanding shares of TRW Automotive Inc. Series A Convertible Preferred Stock and Series B Preferred Stock for $117 million in 2003.

Credit Facility

On August 5, 2005, the company entered into a new credit agreement which provides for a five-year revolving credit facility in an aggregate principal amount of $2 billion. The credit facility permits the company to request additional lending commitments from the lenders under the agreement or other eligible lenders under certain circumstances, and thereby increase the aggregate principal amount of the lending commitments under the agreement by up to an additional $500 million. The agreement provides for swingline loans and letters of credit as

NORTHROP GRUMMAN CORPORATION

sub-facilities for the credit facility. Borrowings under the credit facility bear interest at various rates, including the London Interbank Offered Rate (LIBOR), adjusted based on the company’s credit rating, or an alternate base rate plus an incremental margin. The credit facility also requires a facility fee based on the daily aggregate amount of commitments (whether or not utilized) and the company’s credit rating level. The company’s new credit agreement contains certain financial covenants that are less restrictive than those contained in the prior credit agreement. At December 31, 2005, there was no balance outstanding under this facility.

Mandatorily Redeemable Series B Convertible Preferred Stock

In connection with the Litton acquisition, the company issued 3.5 million shares of mandatorily redeemable Series B Convertible Preferred Stock in April 2001. Each share of Series B preferred stock has a liquidation value of $100 per share. The liquidation value, plus accrued but unpaid dividends, is payable on April 4, 2021, the mandatory redemption date. The company has the option to redeem all, but not less than all, of the shares of Series B preferred stock at any time after seven years from the date of issuance for a number of shares of the company’s common stock equal to the liquidation value plus accrued and unpaid dividends divided by the current market price of common stock determined in relation to the date of redemption. Each share of preferred stock is convertible, at any time, at the option of the holder into the right to receive shares of the company’s common stock. Initially, each share is convertible into 1.82 shares of common stock, subject to adjustment. Holders of preferred stock are entitled to cumulative annual cash dividends of $7 per share, payable quarterly, and recorded as interest expense. In any liquidation of the company, each share of preferred stock is entitled to a liquidation preference before any distribution may be made on the company’s common stock or any series of capital stock that is junior to the Series B preferred stock. In the event of a fundamental change in control of the company, holders of Series B preferred stock also have specified exchange rights into common stock of the company or into specified securities or property of another entity participating in the change in control transaction.

Other Sources and Uses of Capital

Additional Capital – To provide for long-term liquidity, the company believes it can obtain additional capital from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. Cash on hand at the beginning of the year plus cash generated from operations and cash available under credit lines are expected to be sufficient in 2006 to service debt, finance capital expansion projects, pay federal income taxes, and continue paying dividends to shareholders. The company will continue to provide the productive capacity to perform its existing contracts, prepare for future contracts, and conduct research and development in the pursuit of developing opportunities. While these expenditures may tend to limit short-term liquidity, they are made with the intention of improving the long-term growth and profitability of the company.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At December 31, 2005, there were $499 million of unused stand-by letters of credit, $99 million of bank guarantees, and $551 million of surety bonds outstanding.

Co-Operative Agreements – In 2003, Ship Systems executed agreements with the states of Mississippi and Louisiana, respectively, whereby Ship Systems will lease facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ship Systems to these states. Under the Mississippi agreement, Ship Systems is required to match the state’s funding with modernization and sustaining & maintenance expenditures of up to $313 million and create up to 2,000 new full-time jobs in Mississippi by December 2008. As of December 31, 2005, $100 million has been appropriated by Mississippi requiring an increase of 1,334 jobs and Ship Systems has fully complied with its job creation

NORTHROP GRUMMAN CORPORATION

requirement. Under the Louisiana agreement, Ship Systems is required to match the state’s funding for expenditures up to $56 million through 2007, and employ a minimum of 5,200 full-time employees in 16 of the 32 fiscal quarters beginning January 1, 2003, and ending December 31, 2010. As of December 31, 2005, $56 million has been appropriated by Louisiana and employment commitments for 12 of the 16 quarters have been fulfilled.

Failure by Ship Systems to meet these commitments would result in reimbursement by Ship Systems to Mississippi and Louisiana in accordance with the respective agreements. As of December 31, 2005, management believes that Ship Systems is in compliance with its commitments to date under these agreements, and expects that all future commitments under these agreements will be met based on the most recent Ship Systems business plan.

OTHER MATTERS

New Accounting Pronouncements

Several new accounting pronouncements were issued by the Financial Accounting Standards Board (FASB), which became effective during the periods presented. None of the new pronouncements effective during 2005 had a significant effect on the company’s financial position or results of operations.

Other new pronouncements issued by the FASB and not effective until after December 31, 2005, are not expected to have a significant effect on the company’s financial position or results of operations.

For further discussion of new accounting standards, see Note 3 to the consolidated financial statements in Part II, Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2005, the company had no significant off-balance sheet arrangements with the exception of the accelerated share repurchase agreement and operating leases as discussed in Notes 8 and 17, respectively, to the consolidated financial statements in Part II, Item 8.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, short-term investments, and long-term notes receivable. At December 31, 2005, substantially all borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2 billion credit agreement, which had no balance outstanding at December 31, 2005, or 2004. See Note 14 to the consolidated financial statements in Part II, Item 8.

The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At December 31, 2005, and 2004, two interest rate swap agreements were in effect. The company does not hold or issue derivative financial instruments for trading purposes. See Note 20 to the consolidated financial statements in Part II, Item 8.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At December 31, 2005, and 2004, the amount of foreign currency forward contracts outstanding was not material. Market risk exposure relating to foreign currency exchange is not material to the consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

Accelerated Stock Repurchase – The company was subject to equity price risk due to the repurchase of common stock through its accelerated stock repurchase program (see Part II, Item 5). At the end of the program, the company is required to receive or pay a price adjustment based on the difference between the average price paid by Credit Suisse for the company’s stock over the life of the program and the initial purchase price of $55.15 per share. At the company’s election, any payments obligated pursuant to the settlement of the forward contract could either be in cash or in shares of the company’s common stock. Changes in the fair value of the company’s common stock will impact the final settlement of the program. Settlement is expected to occur in the first quarter of 2006, depending upon the timing and pace of purchases. Assuming Credit Suisse purchases the remaining shares at a price per share equal to the closing price of the company’s common stock on December 31, 2005 ($60.11), the company would be required to pay approximately $30.2 million (including related settlement fees, interest and expenses) or issue approximately 500,000 shares of common stock to complete the transaction.

NORTHROP GRUMMAN CORPORATION

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Los Angeles, California

February 16, 2006

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
$ in millions	2005	2004
Assets:

Current Assets

Cash and cash equivalents	$1,605	$1,230
Accounts receivable, net	3,656	3,492
Inventoried costs, net	1,174	1,057
Deferred income taxes	783	777
Prepaid expenses and other current assets	331	293
Total current assets	7,549	6,849

Property, Plant, and Equipment

Land and land improvements	546	533
Buildings	1,962	1,791
Machinery and other equipment	4,113	3,807
Leasehold improvements	383	268
	7,004	6,399
Accumulated depreciation	(2,600)	(2,189)
Property, plant, and equipment, net	4,404	4,210

Other Assets

Goodwill	17,383	17,182
Other purchased intangible assets, net of accumulated amortization of $1,421 in 2005 and $1,205 in 2004	1,273	1,477
Prepaid retiree benefits cost and intangible pension asset	2,925	2,938
Miscellaneous other assets	680	647
Total other assets	22,261	22,244
Total assets	$34,214	$33,303

NORTHROP GRUMMAN CORPORATION

	December 31,
$ in millions, except per share	2005	2004
Liabilities and Shareholders’ Equity:

Current Liabilities

Notes payable to banks	$50	$9
Current portion of long-term debt	1,214	33
Trade accounts payable	1,767	1,750
Accrued employees’ compensation	1,109	1,070
Advance payments and billings in excess of costs incurred	1,643	1,336
Income taxes payable	668	454
Other current liabilities	1,523	1,513
Total current liabilities	7,974	6,165

Long-term debt	3,881	5,116
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,701	3,736
Deferred income taxes	595	506
Other long-term liabilities	885	730
Total liabilities	17,386	16,603

Shareholders’ Equity

Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2005—347,357,291; 2004—364,430,202	347	364
Paid-in capital	11,571	12,426
Retained earnings	5,055	4,014
Unearned compensation		(3)
Accumulated other comprehensive loss	(145)	(101)
Total shareholders’ equity	16,828	16,700
Total liabilities and shareholders’ equity	$34,214	$33,303

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
$ in millions, except per share	2005	2004	2003
Sales and Service Revenues
Product sales	$20,150	$20,106	$18,540
Service revenues	10,571	9,747	7,856
Total sales and service revenues	30,721	29,853	26,396
Cost of Sales and Service Revenues
Cost of product sales	16,250	16,417	14,854
Cost of service revenues	9,340	8,718	7,681
General and administrative expenses	2,953	2,712	2,393
Operating margin	2,178	2,006	1,468
Other Income (Expense)
Interest income	54	58	60
Interest expense	(388)	(431)	(497)
Other, net	200	(18)	24
Income from continuing operations before income taxes	2,044	1,615	1,055
Federal and foreign income taxes	661	522	297
Income from continuing operations	1,383	1,093	758
Income from discontinued operations, net of tax		3	64
Gain (loss) on disposal of discontinued operations, net of tax	17	(12)	44
Net Income	$1,400	$1,084	$866
Basic Earnings Per Share
Continuing operations	$3.88	$3.04	$2.04
Discontinued operations		.01	.18
Gain (loss) on disposal of discontinued operations	.05	(.04)	.12
Basic earnings per share	$3.93	$3.01	$2.34
Weighted average common shares outstanding, in millions	356.5	359.7	365.3
Diluted Earnings Per Share
Continuing operations	$3.81	$2.99	$2.03
Discontinued operations		.01	.17
Gain (loss) on disposal of discontinued operations	.04	(.03)	.12
Diluted earnings per share	$3.85	$2.97	$2.32
Weighted average diluted shares outstanding, in millions	363.2	365.0	368.4

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
$ in millions	2005	2004	2003
Net income	$1,400	$1,084	$866
Other Comprehensive (Loss) Income
Change in cumulative translation adjustment	(14)	11	10
Unrealized gain (loss) on marketable securities, net of tax of $15 in 2004	(1)	26	1
Reclassification adjustment on sale of marketable securities, net of tax of $19 in 2005	(29)
Minimum pension liability adjustments, net of tax of $44 in 2004, and $(681) in 2003		(65)	964
Other comprehensive (loss) income, net of tax	(44)	(28)	975
Comprehensive income	$1,356	$1,056	$1,841

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
$ in millions	2005	2004	2003
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$7,430	$7,583	$8,575
Other collections	23,622	22,110	17,932
Insurance proceeds received	89
Income tax refunds received	88	121	178
Interest received	78	8	17
Other cash receipts	51	34	64
Total sources of cash—continuing operations	31,358	29,856	26,766
Uses of cash—Continuing Operations
Cash paid to suppliers and employees	27,778	26,751	24,011
Interest paid	404	443	593
Income taxes paid	419	449	1,152
Payments for litigation settlements	99	86	206
Other cash payments	31	181	35
Total uses of cash—continuing operations	28,731	27,910	25,997
Cash provided by continuing operations	2,627	1,946	769
Cash (used in) provided by discontinued operations		(10)	29
Net cash provided by operating activities	2,627	1,936	798
Investing Activities
Proceeds from sale of businesses, net of cash divested	57	125	3,614
Collection of note receivable		494
Payments for businesses purchased, net of cash acquired	(361)		(66)
Proceeds from sale of property, plant, and equipment	11	28	86
Additions to property, plant, and equipment	(824)	(672)	(637)
Proceeds from insurance carrier	38
Proceeds from sale of investments	238	23
Other investing activities, net	(14)	11	(56)
Discontinued operations			(71)
Net cash (used in) provided by investing activities	(855)	9	2,870
Financing Activities
Borrowings under lines of credit	62	101	758
Repayment of borrowings under lines of credit	(21)	(111)	(772)
Principal payments of long-term debt	(32)	(725)	(3,805)
Proceeds from exercises of stock options and issuances of common stock	163	834	33
Dividends paid	(359)	(322)	(305)
Common stock repurchases	(1,210)	(786)	(200)
Redemption of minority interest			(117)
Discontinued operations			(341)
Net cash used in financing activities	(1,397)	(1,009)	(4,749)
Increase (decrease) in cash and cash equivalents	375	936	(1,081)
Cash and cash equivalents, beginning of year	1,230	294	1,375
Cash and cash equivalents, end of year	$1,605	$1,230	$294

NORTHROP GRUMMAN CORPORATION

	Year ended December 31
$ in millions	2005	2004	2003
Reconciliation of Income from Continuing Operations to Net Cash Provided by Operating Activities
Income from continuing operations	$1,383	$1,093	$758
Adjustments to reconcile to net cash provided by operating activities
Depreciation	557	508	455
Amortization of intangible assets	216	226	227
Stock-based compensation	172	154	84
Loss on disposals of property, plant, and equipment	21	14	20
Impairment of property, plant, and equipment damaged by Hurricane Katrina	61
Amortization of long-term debt premium	(18)	(17)	(47)
Gain on sale of investments	(165)
Decrease (increase) in
Accounts receivable	(5,270)	(5,674)	(5,385)
Inventoried costs	(230)	3	(53)
Prepaid expenses and other current assets	(94)	3	5
Increase (decrease) in
Progress payments	5,249	5,400	5,264
Accounts payable and accruals	361	228	(300)
Deferred income taxes	105	91	1,022
Income taxes payable	295	98	(960)
Retiree benefits	(22)	(192)	(374)
Other non-cash transactions, net	6	11	53
Cash provided by continuing operations	2,627	1,946	769
Cash (used in) provided by discontinued operations		(10)	29
Net cash provided by operating activities	$2,627	$1,936	$798
Non-Cash Investing and Financing Activities
Settlement of note receivable in lieu of payment		$40
Sales of Businesses
Note receivable, net of discount			$455
Investment in unconsolidated affiliate			170
Liabilities assumed by purchaser	$41
Purchase of businesses
Fair value of assets acquired, including goodwill	399		73
Consideration given for businesses purchased	(361)		(66)
Liabilities assumed	$38		$7
Capital leases	$9

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

	Year ended December 31
$ in millions, except per share	2005	2004	2003
Common Stock
At beginning of year	$364	$362	$365
Stock issued upon execution of stock purchase contracts		13
Common stock repurchased	(22)	(15)	(4)
Employee stock awards and options	5	4	1
At end of year	347	364	362
Paid-in Capital
At beginning of year	12,426	12,071	12,146
Stock issued upon execution of stock purchase contracts		677
Common stock repurchased	(1,165)	(794)	(196)
Stock split		179
Employee stock awards and options	310	293	121
At end of year	11,571	12,426	12,071
Retained Earnings
At beginning of year	4,014	3,431	2,870
Net income	1,400	1,084	866
Stock split		(179)
Cash dividends	(359)	(322)	(305)
At end of year	5,055	4,014	3,431
Unearned Compensation
At beginning of year	(3)	(6)	(11)
Amortization of unearned compensation	3	3	5
At end of year	-	(3)	(6)
Accumulated Other Comprehensive Loss
At beginning of year	(101)	(73)	(1,048)
Change in cumulative translation adjustment	(14)	11	10
Change in unrealized (loss) gain on marketable securities, net of tax	(1)	26	1
Reclassification adjustment on sale of marketable securities, net of tax	(29)
Change in additional minimum pension liability, net of tax		(65)	964
At end of year	(145)	(101)	(73)
Total shareholders’ equity	$16,828	$16,700	$15,785
Cash dividends per share	$1.01	$.89	$.80

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (Northrop Grumman or the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

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

Nature of Operations – Northrop Grumman provides technologically advanced, innovative products, services and solutions in information and services, aerospace, electronics, and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and non-defense technology programs in the United States (U.S.) and abroad. The majority of the company’s products and services are ultimately sold to the U.S. Government, and the company is therefore affected by, among other things, the federal budget process.

Revenue Recognition – As a defense contractor engaging in long-term contracts, the company extensively utilizes the cost-to-cost and the units-of-delivery measures of the percentage-of-completion method of accounting. Sales under cost-reimbursement contracts and construction-type contracts that provide for delivery at a low volume per year or a small number of units after a lengthy period of time over which a significant amount of costs have been incurred are accounted for using the cost-to-cost measure of the percentage-of-completion method of accounting. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred. For most contracts, sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts with large up-front purchases of material, sales are calculated based on the percentage that direct labor costs incurred bear to total estimated direct labor costs at completion. Sales under construction-type contracts that provide for delivery at a high volume per year are accounted for using the units-of-delivery measure of the percentage-of-completion method of accounting. Under this method, sales are recognized as deliveries are made and are computed on the basis of the estimated final average unit cost plus profit. Revenue relating to service contracts is recognized as the services are performed. The company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in inventories, with any remaining amount reflected in liabilities. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. A

NORTHROP GRUMMAN CORPORATION

significant change in an estimate on one or more programs could have a material effect on the company’s consolidated financial position or results of operations.

Research and Development – Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to U.S. Government contracts. Company-sponsored research and development expenses totaled $538 million, $504 million, and $429 million in 2005, 2004, and 2003, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Product Warranty Costs – The company provides certain product warranties that require repair or replacement of non-conforming items for a specified period of time. Most of the company’s product warranties are provided under government contracts, the costs of which are generally recoverable from the customer. Accrued product warranty costs of $86 million and $99 million were included in other current liabilities at December 31, 2005, and 2004, respectively.

Environmental Costs – Environmental liabilities are accrued when the company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis. At sites involving multiple parties, the company accrues environmental liabilities based upon its expected share of liability, taking into account the financial viability of other jointly liable parties. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. The company does not anticipate and record insurance recoveries before collection is probable. At December 31, 2005, and 2004, the company did not accrue any amounts related to insurance reimbursements or recoveries for environmental matters.

Foreign Currency Forward Contracts – The company enters into foreign currency forward contracts to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Gains and losses from such transactions are included as contract costs. At December 31, 2005 and 2004, the amount of foreign currency forward contracts outstanding was not material.

Interest Rate Swap Agreements – The company may enter into interest rate swap agreements to offset the variable-rate characteristic of certain variable-rate term loans which may be outstanding from time to time under the company’s credit facility (see Note 14). The company may also enter into interest rate swap agreements to benefit from floating interest rates as an offset to the fixed-rate characteristic of certain of its long-term debt. Two interest rate swap agreements were entered into during 2004 and are in effect as of December 31, 2005 (see Note 20).

Income Taxes – Provisions for federal, foreign, state, and local income taxes are calculated on reported financial statement pre-tax income based on current tax law and also include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. State and local income and franchise tax provisions are allocable to contracts in process and, accordingly, are included in general and administrative expenses.

Cash and Cash Equivalents – Cash and cash equivalents include interest-earning debt instruments that mature in three months or less from the date purchased.

Marketable Securities – At December 31, 2005, and 2004, all of the company’s investments in marketable securities were classified as available-for-sale or trading. For available-for-sale securities, any unrealized gains and losses are

NORTHROP GRUMMAN CORPORATION

reported as a separate component of shareholders’ equity. Unrealized gains and losses on trading securities are included in income in the period in which they occur. The fair values of these marketable securities are determined based on prevailing market prices.

Accounts Receivable – Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost measure of the percentage-of-completion method of accounting), amounts related to certain estimated contract changes, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.

Inventoried Costs – Inventoried costs primarily relate to work in process under fixed-price contracts (excluding those included in unbilled accounts receivable as previously described). They represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, allowable general and administrative expenses. The ratio of inventoried general and administrative expenses to total inventoried costs is estimated to be the same as the ratio of total general and administrative expenses incurred to total contract costs incurred. According to the provisions of U. S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. General and administrative expenses and IR&D allocable to commercial contracts are expensed as incurred. Inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Product inventory primarily consists of raw materials and is stated at the lower of cost or market, generally using the average cost method.

Depreciable Properties – Property, plant, and equipment owned by the company are depreciated over the estimated useful lives of individual assets. Costs incurred for computer software developed or obtained for internal use are capitalized and classified in machinery and other equipment. Capitalized software costs are amortized over three to five years. Most of these assets are depreciated using declining-balance methods, with the remainder using the straight-line method, with the following lives:

Years
Land improvements	2-45
Buildings	2-45
Machinery and other equipment	2-25
Leasehold improvements	Length of lease

Leases – The company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured.

The company conducts operations primarily under operating leases. Most lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the company records a deferred rent liability in “Other long-term liabilities” on the consolidated statements of financial position and amortizes the deferred rent over the term of the lease as reductions to rent expense. For rent holidays and rent escalation clauses during the lease term, the company records minimum rental expenses on a straight-line basis over the term of the lease.

For purposes of recognizing incentives for tenant improvements and minimum rental expenses on a straight-line basis, the company uses the date of initial possession to begin amortization, which is generally when the company is given the right of access to the space and begins to make improvements in preparation of intended use.

Goodwill and Other Purchased Intangible Assets – The company performs impairment tests at least annually for goodwill, and more often as circumstances require. When it is determined that an impairment has occurred, an

NORTHROP GRUMMAN CORPORATION

appropriate charge to earnings is recorded. Goodwill and other purchased intangible assets balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segment’s operating margin. Purchased intangible assets are amortized on a straight-line basis over their estimated useful lives.

Self-Insurance Accruals – Included in other long-term liabilities is approximately $464 million and $410 million related to self-insured workers’ compensation as of December 31, 2005, and 2004, respectively. The company estimates the required liability of such claims on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the company’s historical loss experience and projected loss development factors.

Litigation and Contingencies – Amounts associated with litigation and contingencies are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Retirement Benefits – The company sponsors various pension plans covering substantially all employees. The company also provides postretirement benefit plans other than pensions, consisting principally of health care and life insurance benefits, to eligible retirees and qualifying dependents. The liabilities and annual income or expense of the company’s pension and other postretirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return (based on the market related value of assets), and medical cost trend (rate of growth for medical costs). Not all net periodic pension income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. The company’s funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust.

Foreign Currency Translation – For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are generally translated at end-of-period exchange rates. Translation adjustments are not material and are included as a separate component of accumulated other comprehensive loss in consolidated shareholders’ equity.

Stock-Based Compensation – For all periods presented, the company utilized the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 – Accounting for Stock Issued to Employees and related interpretations in accounting for awards made under stock compensation plans. When stock options are exercised, the cash proceeds received by the company are recorded as an increase to common stock and paid-in capital, as appropriate. No compensation expense is recognized in connection with the stock options. Compensation expense for restricted performance stock rights and restricted stock rights is estimated and accrued over the vesting period.

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

The company’s decision to accelerate the vesting of employee stock options was made pursuant to management’s ongoing evaluation of the company’s overall incentive compensation strategy, including types of future stock-

NORTHROP GRUMMAN CORPORATION

based compensation awards. As part of its evaluation, management considered the amount of compensation expense that would otherwise have been recognized in the company’s results of operations upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) effective January 1, 2006. The acceleration of employee stock options increased the company’s pro forma pre-tax compensation expense for 2005 by $89 million.

Had compensation expense been determined based on the grant date fair values for stock option awards, consistent with the method of SFAS No. 123 – Accounting for Stock Based Compensation, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below. These amounts were determined using weighted-average per share fair values for options granted in 2005, 2004, and 2003 of $15, $18, and $16, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years and for 2005, 2004, and 2003, respectively, the following additional assumptions – dividend yield: 1.8 percent, 1.5 percent, and 1.7 percent; expected volatility: 28 percent, 34 percent, and 35 percent; and risk-free interest rate: 4.0 percent, 4.1 percent, and 3.6 percent.

	Year ended December 31
$ in millions, except per share	2005	2004	2003
Net income as reported	$1,400	$1,084	$866
Stock-based compensation, net of tax, included in net income as reported	117	115	64
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(196)	(140)	(82)
Pro-forma net income using the fair value method	$1,321	$1,059	$848
Basic Earnings Per Share
As reported	$3.93	$3.01	$2.34
Pro-forma	$3.71	$2.94	$2.29
Diluted Earnings Per Share
As reported	$3.85	$2.97	$2.32
Pro-forma	$3.64	$2.90	$2.27

Financial Statement Reclassification – Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the 2005 presentation.

2.	IMPACT FROM HURRICANES

During the third quarter of 2005, the company’s operations in the Gulf Coast area of the United States were significantly impacted by Hurricane Katrina and to a lesser extent Hurricane Rita. Damage from Hurricane Rita was minor and did not have a material effect on the company’s consolidated financial position, results of operations, or cash flows. The company’s Ship Systems facilities incurred significant damage from Hurricane Katrina, with lesser damage reported at several smaller facilities from the company’s other sectors. Ship Systems suffered property damage, contract cost growth, and work delays as a result of Hurricane Katrina.

Property Damage – As of December 31, 2005, management estimates that the replacement cost to repair or replace damaged property and the expenditures necessary to clean-up and restore facilities total approximately $1 billion. Included in this amount are estimated costs of clean-up and restoration of approximately $250 million. These amounts are based on the company’s current estimates and will likely change as the company completes its analysis of the extent of property damage and necessary clean-up and restoration activities. As of December 31, 2005, the company has determined that assets with a net book value of $61 million were destroyed by Hurricane Katrina. The company is continuing to assess its remaining assets to determine the extent of further repair and replacement that may be necessary.

NORTHROP GRUMMAN CORPORATION

Contract Cost Growth – The company also expects to incur additional costs under its current Ship Systems contracts due to hurricane-related delay and disruption costs. The major elements of anticipated cost growth are increased labor, material and overhead costs from damage to facilities and the region’s infrastructure. This cost growth is expected to reduce earned margin on these contracts. In addition, the company expects to report lower than previously planned margin under those contracts in future periods. Management estimates that Ship Systems will return to pre-Katrina production capacity within a year depending on its ability to recover from the physical damage to the yard and the return of the workforce, but does not foresee any material loss of backlog.

Work Delays – Property damage to company facilities and the surrounding infrastructure has caused significant work delays primarily as a result of a reduced workforce. While approximately 85 percent of the workforce has returned to work at least part-time as of December 31, 2005, ship production schedules have been significantly impacted. Management estimates that the delayed work will primarily be performed in 2006 and 2007.

Insurance Recovery – Property damage from Hurricane Katrina is covered by the company’s comprehensive property insurance program. The insurance provider for coverage of property damage losses over $500 million has advised management of a disagreement regarding coverage for certain losses above $500 million. As a result, the company has taken legal action against the insurance provider as the company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. However, based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter at this time.

The company has recorded a receivable for insurance recoveries to the extent that losses have been incurred and the realization of the related insurance claim is probable as defined under accounting principles generally accepted in the United States. In accordance with the cost accounting regulations relating to U.S. Government contractors, recovery of property damage in excess of the net book value of the company’s fixed assets as well as losses on property damage that are not recovered through insurance are required to be included in the company’s overhead pools and allocated to current contracts under a systematic process. The company is currently in discussions with its government customer regarding the allocation methodology to be used to account for these differences.

The company’s comprehensive property insurance includes coverage for business interruption effects caused by the storm. The company has not yet prepared an assessment or filed a claim with the insurance providers and is unable to currently estimate the amount of any recovery or the period in which a claim related to business interruption will be resolved. Accordingly, no such amounts have been recognized by the company in the accompanying consolidated financial statements.

Financial Impact – As of December 31, 2005, the company recorded an insurance receivable of $23 million included in “Prepaid expenses and other current assets” in the accompanying consolidated statements of financial position as follows:

$ in millions	Property Damage	Clean-up & Recovery	Total
Impairment / cost through December 31, 2005	$61	$101	$162
Less: Deductible		(12)	(12)
Insurance proceeds received	(38)	(89)	(127)
Insurance receivable at December 31, 2005	$23	$-	$23

Unless specifically identified to property damage, insurance proceeds received are first applied against clean-up and recovery costs. As clean-up and recovery work continues and the company completes its assessment of its property damage and repair, it is expected that additional insurance receivable amounts will be recorded. Also, the company

NORTHROP GRUMMAN CORPORATION

recorded a pre-tax adjustment to reduce the earned margin on its contracts in process by $150 million to recognize the effects of the above mentioned contract cost growth. In future periods, the earned margin on the affected contracts will be reduced from Ship Systems’ management’s prior expectations. The financial impact of work delays is primarily related to sales revenue and operating margin delayed to future periods that otherwise would have been recognized in 2005.

The amounts recorded are based on the company’s best estimates of the effects of the storm and the probability of related insurance recoveries. However, since the amount of damage and disruption caused by Hurricane Katrina is unprecedented, it is possible that future adjustments may be required. The most significant remaining uncertainties regarding the company’s future performance on contracts relate to its estimates of the successful return and retention of its workforce and the effects of escalation on various economic factors (labor costs, costs of materials, general availability of workforce and materials) in the areas severely impacted by the storm. As mentioned above, the amount and timing of insurance recoveries are also uncertain at this time due to the difficulty in estimating total damage and the disagreement with the company’s insurance carrier regarding coverage for certain losses above $500 million.

Management also evaluated its goodwill and other purchased intangible assets at Ship Systems for possible impairment. Based on the continuity of the company’s contracts in process, anticipated recoveries from insurance, and the company’s flexibly-priced government contracts, management has determined that no impairment to its goodwill and other purchased intangible assets has occurred as a result of the hurricanes.

3.	NEW ACCOUNTING STANDARDS

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1 – The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. Management does not expect the adoption of this FSP to have a material effect on the company’s consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R) – Share-Based Payment, which replaces SFAS No. 123 –Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 – Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. Management plans to adopt this statement on the modified prospective basis beginning January 1, 2006, and does not expect adoption of this statement to have a material effect on the company’s consolidated financial position and results of operations. Subsequent to adoption of this statement, share-based benefits will be valued at fair value using the Black-Scholes option pricing model for option grants and the grant date fair market value for stock awards. Compensation amounts so determined will be expensed over the applicable vesting period.

In December 2004, FASB issued SFAS No. 151 – Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether

NORTHROP GRUMMAN CORPORATION

they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the adoption of this statement to have a material effect on the company’s consolidated financial position and results of operations.

4.	COMMON STOCK DIVIDEND

Common Stock Dividend – On March 23, 2005, the company’s board of directors approved a 13 percent increase to the quarterly common stock dividend, from $.23 per share to $.26 per share, effective with the second quarter 2005 dividend.

5.	BUSINESSES ACQUIRED

Confluent – On September 30, 2005, the company acquired privately held Confluent RF Systems Corporation (Confluent) for $42 million, which includes estimated transaction costs of $2 million. In addition, the company paid $10 million into an escrow account related to a contingent services agreement, that is being amortized as expense over the twelve-month service period. The acquisition of Confluent provides the company with access to a unique set of proprietary technologies for use on various programs. The operating results of this business are included as part of the Airborne Early Warning & Electronic Warfare Systems business area of the Integrated Systems segment from the date of acquisition. The assets, liabilities, and results of operations of the acquired business were not material and thus pro-forma information is not presented. The company has recorded the excess of the purchase price over the fair value of the net assets acquired as goodwill. As of December 31, 2005, the company had completed its purchase accounting activities for Confluent and recorded an aggregate increase to goodwill of $37 million.

Integic – On March 21, 2005, the company acquired privately held Integic Corporation (Integic) for $319 million, which includes estimated transaction costs of $6 million. Integic specializes in enterprise health and business process management solutions. The operating results of Integic have been included as part of the Government Information Technology business area of the Information Technology segment from April 1, 2005, as the operating results from March 21, 2005, through March 31, 2005, were not significant. The assets, liabilities, and results of operations of Integic were not material and thus pro-forma information is not presented. As of December 31, 2005, the company had completed its purchase accounting activities for Integic and recorded an aggregate increase to goodwill of $254 million.

TRW – In December 2002, the company purchased 100 percent of the common stock of TRW Inc. (TRW) valued at approximately $12.5 billion, including the assumption of TRW’s debt of $4.8 billion. The company issued approximately 139 million shares of its common stock, with cash paid in lieu of any fractional shares of the company’s stock that otherwise would have been issuable to the TRW shareholders. In accordance with accounting principles generally accepted in the United States of America, this value was determined based on the average closing stock price of the company’s common stock from October 15, 2002, through October 21, 2002. The operating results of TRW have been included in the consolidated financial statements since January 1, 2003.

6.	BUSINESSES SOLD AND DISCONTINUED OPERATIONS

Teldix – On March 31, 2005, the company sold Teldix GmbH (Teldix) for $57 million in cash and recognized a pre-tax gain of $16 million in discontinued operations. Subsequent purchase price adjustments pursuant to the sale agreement have increased the pre-tax gain to $19 million for the year ended December 31, 2005. The results of operations of Teldix, reported in the Electronic Systems segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

NORTHROP GRUMMAN CORPORATION

Northrop Grumman Canada – On December 30, 2004, the company completed the sale of its Canadian navigation systems and space sensors systems businesses for $65 million in cash, and recorded a pre-tax gain of $13 million in discontinued operations. Subsequent purchase price adjustments pursuant to the sale agreement have increased the pre-tax gain by $5 million during the year ended December 31, 2005. The assets and liabilities as well as results of operations of the Canadian navigation systems and space sensors systems businesses were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

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

Auto – On February 28, 2003, the company sold TRW’s automotive business (Auto) to The Blackstone Group for $3.3 billion in cash, a $600 million face value payment-in-kind note, initially valued at $455 million, and a 19.6 percent interest in the new enterprise, initially valued at $170 million and subject to certain disposition restrictions. The acquirer also assumed debt of approximately $200 million. Cash proceeds from the sale were primarily used to reduce debt. In January 2004, restrictions on the investment in Auto were amended to provide the company more flexibility in monetization. In February 2004, the company’s investment in Auto was diluted to 17.2 percent as a result of Auto’s initial public offering.

On October 10, 2004, the company reached an agreement with TRW Automotive Holdings Corp. (TRW Auto) to sell the payment-in-kind note and settle certain other contractual issues arising from the Auto sale. At the date of the agreement, the note, including accrued interest, had a carrying value of $543 million. The company also resolved an indemnification of other postretirement employee benefits pursuant to the Auto sale agreement, and agreed to pay an affiliate of The Blackstone Group $52.5 million. As a result of the agreement, the company recorded a $9 million after-tax charge to continuing operations relating to the sale of the note, and a $6 million after-tax charge to discontinued operations related to the settlement of the indemnification and other contractual issues. In November 2004, the company received $493.5 million for the sale of the note, which was net of $40.5 million for settlement of the contractual issues, and paid $52.5 million for settlement of the indemnification.

Kester – In February 2004, the company sold Kester for $60 million in cash and recognized a pre-tax gain of $3 million in discontinued operations. The accompanying consolidated statements of income include the January and February 2004 operating results of Kester, which were not material.

Component Technologies – During the third quarter of 2002, the company concluded that the Component Technology (CT) businesses, which were acquired as part of the Litton acquisition, did not fit with the company’s long-term strategic plans and decided to sell these businesses. Accordingly, the businesses comprising the CT segment were classified as discontinued operations beginning in the third quarter of 2002. The company sold three of the CT businesses in 2003 and a fourth CT business in 2004. None of these sales, either individually or in the aggregate, had a material effect on the company’s consolidated financial position or results of operations. The three remaining CT businesses consist of a manufacturer of complex printed circuit boards, an electronic connector manufacturer, and a European-based marketing group. During the third quarter of 2004, the company suspended its efforts to sell these businesses. Accordingly, the assets, liabilities, and results of operations of these businesses have been reclassified from discontinued to continuing operations for all periods presented. Through December 2004, these businesses were reported under the segment entitled “Other.” Effective January 1, 2005, the company

NORTHROP GRUMMAN CORPORATION

transferred management responsibility for two of the three remaining CT businesses to the Electronic Systems segment. These businesses consist of a manufacturer of complex printed circuit boards and a connector manufacturer. The effect of this realignment on the Electronic Systems segment’s sales and operating margin was not significant. In December 2005, the company signed an agreement to sell the assembly portion of the manufacturer of complex circuit boards. The sale is subject to foreign regulatory approval and is expected to close during the first quarter 2006.

Discontinued Operations – Sales and operating results of the businesses classified within discontinued operations were as follows:

	Year ended December 31
$ in millions	2005	2004	2003
Sales		$15	$2,290
Income from discontinued operations		$3	$104
Federal and foreign income taxes			(40)
Income from discontinued operations, net of tax		$3	$64
Gain (loss) on disposal of discontinued operations	$24	$(12)	$97
Federal income taxes	(7)		(53)
Gain (loss) on disposal of discontinued operations, net of tax	$17	$(12)	$44

Tax rates on discontinued operations vary from the company’s effective tax rate due to the non-deductibility of goodwill for tax purposes.

7.	SEGMENT INFORMATION

Organization, Products, and Services

The company operates in seven business segments organized based on differences in their respective products and services: Electronic Systems, Newport News, Ship Systems, Integrated Systems, Mission Systems, Information Technology, and Space Technology. For financial reporting purposes, the Electronic Systems, Integrated Systems, Mission Systems, Information Technology, and Space Technology sectors are each considered reportable segments. In accordance with the provisions of SFAS No. 131 – Disclosures about Segments of an Enterprise and Related Information, Newport News and Ship Systems results are aggregated and reported as the Ships segment.

Electronic Systems – Electronic Systems is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronic Systems provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air traffic control, air and missile defense, communications, mail processing, biochemical detection, ship bridge control, and shipboard components.

Newport News – Newport News’ primary business is the design, construction, repair, maintenance, overhaul, life-cycle support, and refueling of nuclear-powered aircraft carriers and the design, life-cycle support, and repair and construction of nuclear-powered submarines for the U.S. Navy. Newport News is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines.

Ship Systems – Ship Systems is one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, international navies, and for commercial vessels of all types. Ship Systems also produces double-hulled crude oil tankers.

NORTHROP GRUMMAN CORPORATION

Integrated Systems – Integrated Systems is a leader in the design, development, and production of airborne early warning, electronic warfare and surveillance systems, and battlefield management systems, as well as manned and unmanned tactical and strike systems.

Mission Systems – Mission Systems is a leading global systems integrator of complex, mission-enabling systems for government, military, and business clients. Products and services are focused on the fields of Command, Control, Communications, Computers and Intelligence (C4I), strategic missiles, missile and air defense, airborne reconnaissance, intelligence management and processing, electro-magnetic and infrared analysis, communications, and decision support systems.

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

Adjustments to Reconcile to Total Operating Margin – Pension expense is included in the segments’ cost of sales to the extent that these costs are currently recognized under U.S. Government Cost Accounting Standards (CAS). In order to reconcile from segment operating margin to total company operating margin, these amounts are reported under the caption “Reversal of CAS pension expense included above.” Total pension expense accounted for under accounting principles generally accepted in the United States of America is reported separately as a reconciling item under the caption “Pension expense.” The reconciling item captioned “Unallocated expenses” includes the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments.

Foreign Sales – Foreign sales amounted to approximately $1.7 billion, $1.6 billion, and $1.8 billion during 2005, 2004, and 2003, respectively.

Subsequent Events – Effective January 1, 2006, the company established a new sector, Northrop Grumman Technical Services (NGTS), to leverage existing business strengths and synergies in the rapidly expanding logistics support, sustainment and technical services markets. NGTS consolidates multiple programs in logistics operations from the Electronic Systems, Integrated Systems, Mission Systems and Information Technology sectors. NGTS will be reported as a separate operating segment in future filings.

Also in January 2006, management announced its strategic decision to exit the value-added reseller business in 2006 reported within the Information Technology sector as the Enterprise Information Technology business area. Sales for this business were $728 million in 2005, and the ultimate disposition of this business is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

Results of Operations By Segment and Major Customer

	Year ended December 31
$ in millions	2005	2004	2003
Sales and Service Revenues
Electronic Systems
United States Government	$4,100	$3,761	$3,481
Other customers	1,942	2,190	2,199
Intersegment sales	600	466	359
	6,642	6,417	6,039
Ships
United States Government	5,727	6,108	5,276
Other customers	57	142	174
Intersegment sales	2	2	1
	5,786	6,252	5,451
Integrated Systems
United States Government	5,380	4,486	3,638
Other customers	170	204	181
Intersegment sales	62	52	28
	5,612	4,742	3,847
Mission Systems
United States Government	4,915	4,602	3,870
Other customers	44	40	47
Intersegment sales	403	305	255
	5,362	4,947	4,172
Information Technology
United States Government	4,192	4,102	3,824
Other customers	807	778	741
Intersegment sales	255	171	86
	5,254	5,051	4,651
Space Technology
United States Government	3,278	3,148	2,718
Other customers	67	63	57
Intersegment sales	50	58	48
	3,395	3,269	2,823
Other
United States Government		2
Other customers	42	227	190
Intersegment sales		1	1
	42	230	191
Intersegment eliminations	(1,372)	(1,055)	(778)
Total sales and service revenues	$30,721	$29,853	$26,396
Operating Margin
Electronic Systems	$710	$670	$590
Ships	241	389	295
Integrated Systems	474	412	384
Mission Systems	381	321	266
Information Technology	355	301	269
Space Technology	255	222	193
Other	(17)	(3)	(74)
Non-segment factors affecting operating margin
Unallocated expenses	(190)	(282)	(137)
Pension expense	(410)	(350)	(568)
Reversal of CAS pension expense included above	389	338	265
Reversal of royalty income included above	(10)	(12)	(15)
Total operating margin	$2,178	$2,006	$1,468

NORTHROP GRUMMAN CORPORATION

Other Financial Information

	December 31,
$ in millions	2005	2004
Assets
Electronic Systems	$5,616	$5,703
Ships	6,756	6,521
Integrated Systems	2,305	2,201
Mission Systems	5,119	5,121
Information Technology	3,870	3,467
Space Technology	4,615	4,625
Other	14	82
Segment assets	28,295	27,720
Corporate	5,919	5,583
Total assets	$34,214	$33,303

	Year ended December 31
$ in millions	2005	2004	2003
Capital Expenditures
Electronic Systems	$167	$146	$173
Ships	266	220	136
Integrated Systems	142	111	158
Mission Systems	54	25	28
Information Technology	39	29	30
Space Technology	123	123	105
Other		3	2
Corporate	33	15	5
Total capital expenditures	$824	$672	$637

Depreciation and Amortization
Electronic Systems	$247	$245	$229
Ships	155	148	142
Integrated Systems	106	94	86
Mission Systems	58	56	60
Information Technology	53	51	47
Space Technology	142	132	115
Other		2
Corporate	12	6	3
Total depreciation and amortization	$773	$734	$682

8.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share from continuing operations are calculated by dividing income available to common shareholders from continuing operations by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans and the dilutive effect of the equity security units, as applicable. The dilutive effect of stock options and other stock awards granted to employees under stock-

NORTHROP GRUMMAN CORPORATION

based compensation plans totaled 6.7 million, 5.3 million, and 3.1 million shares for the years ended 2005, 2004, and 2003, respectively. For 2005, the dilutive effect of the potential share settlement of the accelerated stock repurchase program discussed below is also included. Shares issuable pursuant to the 3.5 million mandatorily redeemable preferred stock are not included in the diluted earnings per share calculations because their effect is anti-dilutive for all periods presented. The weighted-average diluted shares outstanding for the years ended 2005, 2004, and 2003, exclude stock options to purchase approximately 4.0 million shares, 12.6 million shares, and 11.2 million shares, respectively, since such options have an exercise price in excess of the average market price of the company’s common stock during the period.

Share Repurchases – On October 26, 2004, the company’s board of directors authorized a share repurchase program of up to $1.0 billion of its outstanding common stock. This share repurchase program was completed in the third quarter of 2005, and resulted in the retirement of 18.2 million shares of common stock.

On October 24, 2005, the company’s board of directors authorized a share repurchase program of up to $1.5 billion of its outstanding common stock, which commenced in November 2005 and is expected to be completed over a twelve to eighteen-month period from the authorization date.

Under this program, the company entered into an agreement with Credit Suisse, New York Branch (Credit Suisse) on November 4, 2005, to repurchase approximately 9.1 million shares of common stock at an initial price of $55.15 per share for a total of $500 million. Under the agreement, Credit Suisse immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse began purchasing shares in the open market to settle its share borrowings. The company’s initial share repurchase is subject to adjustment based upon the actual cost of the shares subsequently purchased by Credit Suisse. The price adjustment can be settled, at the company’s option, in cash or in shares of common stock. As of December 31, 2005, Credit Suisse had purchased 5.8 million shares, or 64 percent of the shares under the agreement, at an average price per share of $57.47 net of commissions, interest and other fees. Assuming Credit Suisse purchases the remaining shares at a price per share equal to the closing price of the company’s common stock on December 31, 2005 ($60.11), the company would be required to pay approximately $30.2 million (including related settlement fees, interest and expenses) or issue approximately 500,000 shares of common stock to complete the transaction. The settlement amount may increase or decrease depending upon the average price paid for the shares under the program. Settlement is expected to occur in the first quarter of 2006, depending upon the timing and pace of the purchases, and will result in an adjustment to shareholders’ equity.

During 2005, the company repurchased approximately 22 million shares of its common stock for $1.2 billion.

Share repurchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

9.	ACCOUNTS RECEIVABLE, NET

Unbilled amounts represent sales for which billings have not been presented to customers at year-end, including amounts representing differences between actual and estimated contract cost elements. These amounts are usually billed and collected within one year. Progress payments are received on a number of fixed-price contracts.

Accounts receivable at December 31, 2005, are expected to be collected in 2006 except for approximately $240 million due in 2007 and $75 million due in 2008 and later.

Allowances for doubtful amounts mainly represent estimates of overhead costs which may not be successfully negotiated and collected.

NORTHROP GRUMMAN CORPORATION

Accounts receivable were composed of the following:

	December 31,
$ in millions	2005	2004
Due From U.S. Government, Long-Term Contracts
Billed	$1,290	$1,206
Unbilled	30,768	25,746
Progress payments received	(29,673)	(24,572)
	2,385	2,380
Due From Other Customers, Long-Term Contracts
Billed	217	218
Unbilled	2,719	2,647
Progress payments received	(2,197)	(2,144)
	739	721
Total due, long-term contracts	3,124	3,101
Trade And Other Accounts Receivable
Due from U.S. Government	492	410
Due from other customers	286	287
Progress payments received	(18)	(38)
Total due, trade and other	760	659
	3,884	3,760
Allowances for doubtful amounts	(228)	(268)
Total accounts receivable, net	$3,656	$3,492

10.	INVENTORIED COSTS, NET

Inventoried costs were composed of the following:

	December 31,
$ in millions	2005	2004
Production costs of contracts in process	$1,920	$1,673
General and administrative expenses	129	107
	2,049	1,780
Progress payments received	(1,162)	(1,049)
	887	731
Product inventory	287	326
Total inventoried costs, net	$1,174	$1,057

NORTHROP GRUMMAN CORPORATION

11.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. Impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating margin. The annual impairment test for all sectors was performed as of November 30, 2005, with no indication of impairment. In performing the goodwill impairment tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of reporting units.

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

The changes in the carrying amounts of goodwill during 2005 and 2004, are as follows:

$ in millions	Electronic Systems	Ships	Integrated Systems	Mission Systems	Information Technology	Space Technology	Total
Balance as of December 31, 2003	$2,599	$3,635	$938	$5,637	$1,122	$3,402	$17,333
Goodwill transferred due to segment realignment			17	(1,309)	1,292		-
Goodwill of businesses sold	(13)			(3)			(16)
Fair value adjustments to net assets acquired	11	(5)		(60)	(16)	(65)	(135)
Balance as of December 31, 2004	2,597	3,630	955	4,265	2,398	3,337	17,182
Goodwill acquired			42		319		361
Goodwill of businesses sold	(19)						(19)
Fair value adjustments to net assets acquired	(3)	(14)	(5)	(9)	(68)	(42)	(141)
Balance as of December 31, 2005	$2,575	$3,616	$992	$4,256	$2,649	$3,295	$17,383

Segment Realignment – Effective January 1, 2004, the company realigned businesses among three of its operating segments. As a result of this realignment, goodwill of approximately $1.3 billion from the TRW acquisition was reallocated among these three segments.

Fair Value Adjustments to Net Assets Acquired – For 2004, the fair value adjustments were primarily due to the resolution of pre-acquisition tax uncertainties associated with the Litton, Newport News, and TRW acquisitions. The adjustments relating to Litton and Newport News primarily resulted from audits by the Internal Revenue Service (IRS). The TRW adjustments were primarily due to the utilization of a portion of the capital loss carryforward recognized at the time of acquisition. For 2005, the change in the Information Technology segment primarily consisted of purchase price allocations to reflect adjustments to the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Integic (see Note 5). The remaining adjustments are primarily related to the recognition of a portion of the capital loss carryforward associated with the company’s acquisition of TRW.

NORTHROP GRUMMAN CORPORATION

Due to the uncertainty related to the company’s ability to fully utilize the deferred tax asset related to this capital loss carryforward as of the acquisition date, a valuation allowance equal to the full amount of the related tax benefit was recorded. Any subsequent realization of this tax benefit is recorded as a reduction of goodwill.

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets as follows:

	December 31, 2005			December 31, 2004
$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$2,594	$(1,357)	$1,237	$2,572	$(1,146)	$1,426
Other purchased intangibles	100	(64)	36	110	(59)	51
Total	$2,694	$(1,421)	$1,273	$2,682	$(1,205)	$1,477

During the year ended December 31, 2005, approximately $34 million of the Integic purchase price was allocated to purchased intangible assets with a weighted average life of 5 years. Also, approximately $7 million of the Confluent purchase price was allocated to purchased intangible assets with a life of 8 years. The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense for 2005, 2004, and 2003, was $216 million, $226 million, and $233 million, respectively.

The table below shows expected amortization for purchased intangibles as of December 31, 2005, for the next five years:

$ in millions
Year ending December 31
2006	$134
2007	121
2008	111
2009	99
2010	79

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and the related estimated fair values of the company’s financial instruments are as follows:

	2005		2004
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,605	$1,605	$1,230	$1,230
Investments in marketable securities	71	71	55	55
Investment in TRW Auto	97	257	213	352
Short-term notes payable	(50)	(50)	(9)	(9)
Long-term debt	(5,095)	(5,682)	(5,149)	(5,833)
Mandatorily redeemable preferred stock	(350)	(445)	(350)	(469)
Interest rate swaps	(7)	(7)	7	7
Foreign currency forward contracts	(2)	(2)	(4)	(4)

NORTHROP GRUMMAN CORPORATION

Short-Term Instruments – For cash and cash equivalents and amounts borrowed under the company’s short-term credit lines, the carrying amounts approximate fair value, due to the short-term nature of these items.

Investments in Marketable Securities –The company holds a portfolio of equity securities that are classified as trading securities. The portfolio is managed by an asset management company that invests in equities with performance and risk factors closely correlated to the Russell 3000 Index (Frank Russell Company). During the years ended December 31, 2005, 2004 and 2003, the company recorded approximately $3 million, $6 million, and $11 million, respectively, in unrealized gains from holding these securities, which is included in “Other, net” in the accompanying consolidated statements of income. As of December 31, 2005, and 2004, the aggregate fair value of these marketable securities was $57 million and $54 million, respectively. The company also holds equity securities classified as available-for-sale marketable securities, which were recorded at their fair value of $14 million and $1 million as of December 31, 2005, and 2004, respectively.

At December 31, 2004, the company owned 3.4 million common shares of Endwave Corporation (Endwave) with a carrying value of zero. During 2005, the company sold all of the Endwave shares for $95 million, and recorded an after tax gain of $62 million.

Investment in TRW Auto – At December 31, 2004, the company owned 17 million common shares of TRW Auto, of which approximately 4 million shares were reported as available-for-sale securities and were recorded at their fair value of $83 million. The amount recorded reflected the corresponding publicly traded stock price of TRW Auto and was included in “Prepaid expenses and other current assets” as of December 31, 2004, in the accompanying consolidated statements of financial position. The remaining 13 million shares were carried at their cost of $130 million as of December 31, 2004, and were included in “Miscellaneous other assets” in the accompanying consolidated statements of financial position.

On March 11, 2005, the company sold 7.3 million of its TRW Auto common shares for $143 million, and recorded an after-tax gain of $45 million. The sale reduced the company’s ownership of TRW Auto to 9.7 million common shares. The remaining investment is carried at cost of $97 million and included in “Miscellaneous other assets” as of December 31, 2005. The company does not consider this investment to be critical to its ongoing business operations. Any future sale would be dependent upon the waiver of certain restrictions by TRW Auto, or the events described in the Second Amended and Restated Stockholders Agreement dated January 28, 2004, between the company and TRW Auto.

Long-Term Debt – The fair value of the long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the company’s existing debt arrangements.

Mandatorily Redeemable Preferred Stock – The fair value of the mandatorily redeemable preferred stock was calculated based on the closing market price quoted on the New York Stock Exchange (trading symbol NOC-pb) at December 31, 2005, and 2004, respectively.

Interest Rate Swaps – The company has from time to time entered into interest rate swap agreements to mitigate interest rate risk. As described in Note 20, two interest rate swap agreements were in effect at December 31, 2005, and 2004.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Gains and losses from such transactions are included as contract costs.

NORTHROP GRUMMAN CORPORATION

13.	INCOME TAXES

Income tax expense, both federal and foreign, consisted of the following:

	Year ended December 31
$ in millions	2005	2004	2003
Income Taxes on Continuing Operations
Currently Payable (Refundable)
Federal income taxes	$495	$475	$(176)
Foreign income taxes	27	28	18
	522	503	(158)
Change in deferred federal and foreign income taxes	139	19	455
Total federal and foreign income taxes	$661	$522	$297

The geographic source of income from continuing operations before income taxes is as follows:

	Year ended December 31
$ in millions	2005	2004	2003
Domestic income	$1,969	$1,545	$1,015
Foreign income	75	70	40
Income from continuing operations before income taxes	$2,044	$1,615	$1,055

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the income from continuing operations before income taxes due to the following:

	Year ended December 31
$ in millions	2005	2004	2003
Income tax expense on continuing operations at statutory rate	$715	$565	$370
Extraterritorial income exclusion/foreign sales corporation	(6)	(28)	(11)
Manufacturing deduction	(9)
Research tax credit	(3)	(20)	(51)
Settlement of IRS appeals cases	(27)
Other, net	(9)	5	(11)
Total federal and foreign income taxes	$661	$522	$297

Deferred income taxes – Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Such amounts are classified as current or noncurrent assets or liabilities based upon the balance sheet classification of the related assets and liabilities. The company’s principal temporary differences arise from the recognition of income from long-term contracts and retiree benefit plan income/expense under different methods for financial reporting and tax purposes.

NORTHROP GRUMMAN CORPORATION

The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31,
$ in millions	2005	2004
Deferred Tax Assets
Retirement benefit plan expense	$402	$500
Contract accounting differences	521	574
Tax credits and carryforwards
Capital loss	1,159	1,195
Foreign income tax credit	180	180
Other	370	286
Gross deferred tax assets	2,632	2,735
Less valuation allowance	(1,339)	(1,375)
Net deferred tax assets	1,293	1,360
Deferred Tax Liabilities
Provision for accrued liabilities	77	94
Purchased intangibles	120	128
Depreciation and amortization	503	494
Goodwill amortization	393	345
Gross deferred tax liabilities	1,093	1,061
Total net deferred tax assets	$200	$299

Net deferred tax assets (liabilities) as presented in the consolidated statements of financial position are as follows:

	December 31,
$ in millions	2005	2004
Net current deferred tax assets	$783	$777
Net non-current deferred tax assets (included in miscellaneous other assets)	12	28
Net non-current deferred tax liabilities	(595)	(506)
Total net deferred tax assets	$200	$299

Foreign Income – Deferred income taxes have not been provided on accumulated undistributed earnings of $207 million at December 31, 2005, as the company intends to permanently reinvest these earnings, thereby indefinitely postponing their remittance. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits applicable to such distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.

Tax Carryforwards – The company has a capital loss tax carryforward of $1.2 billion at December 31, 2005, against which a full valuation allowance of $1.2 billion has been recorded. The majority of the capital loss carryforward, which primarily arose from the sale of Auto, will expire in 2008. Future reductions to the valuation allowance resulting from the recognition of tax benefits, if any, will reduce goodwill. In addition, the company has foreign income tax credit carryforward items of $180 million at December 31, 2005, to offset future federal income tax liabilities, against which a valuation allowance of $180 million has been recorded. The $180 million foreign income tax credit carryforward arose from the acquisition of TRW, and from the sale of Auto and other discontinued operations, and will expire in 2009 through 2012. The American Jobs Creation Act of 2004 extended the foreign tax credit carryforward period from five to ten years.

NORTHROP GRUMMAN CORPORATION

14.	NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

Credit Facility – On August 5, 2005, the company entered into a new credit agreement which provides for a five-year revolving credit facility in an aggregate principal amount of $2 billion. The credit facility permits the company to request additional lending commitments from the lenders under the agreement or other eligible lenders under certain circumstances, and thereby to increase the aggregate principal amount of the lending commitments under the agreement by up to an additional $500 million. The agreement provides for swingline loans and letters of credit as sub-facilities for the credit facility. Borrowings under the credit facility bear interest at various rates, including the London Interbank Offered Rate (LIBOR), adjusted based on the company’s credit rating, or an alternate base rate plus an incremental margin. The credit facility also requires a facility fee based on the daily aggregate amount of commitments (whether or not utilized) and the company’s credit rating level. The company’s credit agreement contains certain financial covenants that are less restrictive than those contained in the prior credit agreement. At December 31, 2005, there was no balance outstanding under this facility and there were no borrowings under this facility at any time during 2005.

Concurrent with the effectiveness of the new credit agreement, the 2001 credit agreement, for $2.5 billion, terminated on August 5, 2005. No principal or interest was outstanding or accrued and unpaid under the 2001 credit agreement on that date. During 2004, the company borrowed $100 million under this facility for a period of 27 days. At December 31, 2004, there was no balance outstanding under this facility.

Equity Security Units – In November 2001, the company issued 6.9 million equity security units. Each equity security unit, issued at $100 per unit, initially consisted of a contract to purchase shares of Northrop Grumman common stock on November 16, 2004, and a $100 senior note due 2006. The senior notes due 2006 are reported as long-term debt and initially bore interest at 5.25% per annum. Each equity security unit holder also received a contract adjustment payment of 2.0% per annum through November 16, 2004, for a combined yield on the equity security unit of 7.25% per annum through November 16, 2004.

On August 11, 2004, the company remarketed the senior notes as required by the original terms of the equity security units. As a result of this remarketing, the interest rate on the senior notes was reset to 4.08% per annum effective August 16, 2004. Proceeds from the remarketed notes were used to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the unit holders and held with a collateral agent.

On November 16, 2004, the company received $690 million and issued 13.2 million shares of common stock in settlement of the stock purchase contracts. The number of shares issued was calculated using a conversion ratio of 1.9171 shares per each equity security unit, which was determined in accordance with the original terms of the stock purchase contracts.

Debt Redemption – On October 15, 2004, the company redeemed all of its outstanding $250 million 9.375% debentures due 2024. The redemption price was 104.4% of the principal amount plus accrued and unpaid interest through the redemption date. As a result of the redemption, the company recorded a $13 million pre-tax charge in 2004 included in “Other, net” in the consolidated statements of income.

Lines of Credit – The company has available short-term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities.

NORTHROP GRUMMAN CORPORATION

Long-term debt consisted of the following:

	December 31,
$ in millions	2005	2004
Notes and debentures due 2006 to 2036, rates from 4.08% to 9.375%	$5,002	$5,064
Other indebtedness due 2006 to 2024, rates from 7.0% to 8.5%	93	85
Total long-term debt	5,095	5,149
Less current portion	1,214	33
Long-term debt, net of current portion	$3,881	$5,116

Indentures underlying long-term debt issued by the company or its subsidiaries contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements, and funded debt of subsidiaries.

Maturities of long-term debt as of December 31, 2005, are as follows:

$ in millions
Year Ending December 31
2006	$1,212
2007	73
2008	109
2009	466
2010	90
Thereafter	3,080
Total principal payments	5,030
Unamortized premium on long-term debt, net of discount	65
Total long-term debt	$5,095

The premium on long-term debt primarily represents non-cash fair market value adjustments resulting from the acquisitions of Litton and TRW, which are amortized over the life of the related debt.

15.	MANDATORILY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

The company issued 3.5 million shares of mandatorily redeemable Series B Convertible Preferred Stock in April 2001. Each share of Series B preferred stock has a liquidation value of $100 per share. The liquidation value, plus accrued but unpaid dividends, is payable on April 4, 2021, the mandatory redemption date. The company has the option to redeem all but not less than all of the shares of Series B preferred stock at any time after seven years from the date of issuance for a number of shares of the company’s common stock equal to the liquidation value plus accrued and unpaid dividends divided by the current market price of common stock determined in relation to the date of redemption. Under this option, were the redemption to have taken place at December 31, 2005, each share would have been converted into 1.712 shares of common stock. Each share of preferred stock is convertible, at any time, at the option of the holder into the right to receive shares of the company’s common stock. Initially, each share was convertible into .911 shares of common stock, subject to adjustment in the event of certain dividends and distributions, a stock split, a merger, consolidation or sale of substantially all of the company’s assets, a liquidation or distribution, and certain other events. Were the conversion to have taken place at December 31, 2005, each share would have been converted into 1.822 shares of common stock. Holders of preferred stock are

NORTHROP GRUMMAN CORPORATION

entitled to cumulative annual cash dividends of $7 per share, payable quarterly, and recorded as interest expense. In any liquidation of the company, each share of preferred stock is entitled to a liquidation preference before any distribution may be made on the company’s common stock or any series of capital stock that is junior to the Series B preferred stock. In the event of a change in control of the company, holders of Series B preferred stock also have specified exchange rights into common stock of the company or into specified securities or property of another entity participating in the change in control transaction.

As of December 31, 2005, 10 million preferred stock shares are authorized and 3.5 million shares are issued and outstanding.

16.	LITIGATION

Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company does not believe that the resolution of any of these various claims and legal proceedings will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

At a briefing in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. It is unclear whether the potential claims relate to a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California. The company has been asked to respond to the issues raised in the briefing before the U.S. Government decides whether to institute formal legal proceedings or to pursue some other form of resolution. Because of the highly technical nature of the issues involved and their classified status, final resolution of this matter could take a considerable amount of time, particularly if litigation should ensue. If the U.S. Department of Justice were to pursue litigation and were to be ultimately successful on its theories of liability and compensatory damages, the effect upon the company’s consolidated financial position, results of operations, and cash flows would be material. Based upon its review to date, the company believes that it acted appropriately in this matter but can give no assurance that its view will prevail. The company is not able to estimate the amount of damages, if any, at this time.

Based upon the available information regarding matters that are subject to U. S. Government investigations, other than as set out in the immediately preceding paragraph, the company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Insurance Recovery – Property damage from Hurricane Katrina is covered by the company’s comprehensive property insurance program. The insurance provider for coverage of property damage losses over $500 million has advised management of a disagreement regarding coverage for certain losses above $500 million. As a result, the company has taken legal action against the insurance provider as the company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. However, based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter at this time.

NORTHROP GRUMMAN CORPORATION

17.	COMMITMENTS AND CONTINGENCIES

Accelerated Share Repurchase – On November 4, 2005, the company entered into an accelerated share repurchase agreement with Credit Suisse (see Note 8). As of December 31, 2005, the company would be required to pay approximately $30.2 million (including related settlement fees and expenses) or issue approximately 500,000 shares of its common stock to complete the transaction. The settlement amount may increase or decrease depending upon the average price paid for the shares under the program. Settlement is expected to occur in the first quarter of 2006, depending upon the timing and pace of open market purchases.

Contract Performance Contingencies – Contract profit margins may include estimates of costs not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2005, the amounts are not material individually or in the aggregate.

Income Tax Matters – In December 2004, the IRS completed its audits of the B-2 program for the years ended December 31, 1997 through December 31, 2000, and proposed an adjustment that does not affect the company’s income tax liability but could have resulted in an obligation to pay an amount of interest to the IRS that was significant. In November 2005, the IRS informally advised the company of its intention to cease to pursue its proposed adjustment and close its investigation of tax years 1997 through 2000, pending a final review and approval by the U.S. Congress’ Joint Committee on Taxation. The company does not believe that resolution of this matter will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at December 31, 2005, the range of reasonably possible future costs for environmental remediation sites is $256 million to $362 million, of which $281 million is accrued. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Co-Operative Agreements – In 2003, Ship Systems executed agreements with the states of Mississippi and Louisiana, respectively, whereby Ship Systems will lease facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ship Systems to these states. Under the Mississippi agreement, Ship Systems is required to match the state’s funding with

NORTHROP GRUMMAN CORPORATION

modernization and sustaining & maintenance expenditures of up to $313 million and create up to 2,000 new full-time jobs in Mississippi by December 2008. As of December 31, 2005, $100 million has been appropriated by Mississippi requiring an increase of 1,334 jobs and Ship Systems has fully complied with its job creation requirement. Under the Louisiana agreement, Ship Systems is required to match the state’s funding for expenditures up to $56 million through 2007, and employ a minimum of 5,200 full-time employees in 16 of the 32 fiscal quarters beginning January 1, 2003, and ending December 31, 2010. As of December 31, 2005, $56 million has been appropriated by Louisiana and employment commitments for 12 of the 16 quarters have been fulfilled.

Failure by Ship Systems to meet these commitments would result in reimbursement by Ship Systems to Mississippi and Louisiana in accordance with the respective agreements. As of December 31, 2005, management believes that Ship Systems is in compliance with its commitments to date under these agreements, and expects that all future commitments under these agreements will be met based on the most recent Ship Systems business plan.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At December 31, 2005, there were $499 million of unused stand-by letters of credit, $99 million of bank guarantees, and $551 million of surety bonds outstanding.

Indemnifications – The company has retained certain warranty, environmental and other liabilities in connection with certain divestitures. The settlement of these liabilities is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations, was $514 million in 2005, $456 million in 2004, and $472 million in 2003. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term noncancellable operating leases as of December 31, 2005, total approximately $2.0 billion, which are payable as follows: 2006 – $420 million; 2007 – $331 million; 2008 – $279 million; 2009 – $230 million; 2010 – $207 million; and thereafter – $510 million.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

18.	RETIREMENT BENEFITS

Plan Descriptions

Pension Benefits – The company sponsors several defined benefit pension plans covering approximately 95 percent of its employees. Pension benefits for most employees are based on the employee’s years of service and compensation. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under CAS, by making payments into benefit trusts separate from the company. The pension benefit for most employees is based upon criteria whereby employees earn age and service points over their employment period. Nine of the company’s 21 domestic qualified plans, which cover more than 60 percent of all employees, were in a legally defined full-funding limitation status at December 31, 2005.

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. Certain hourly employees are covered under a target benefit plan. The company also participates in a multiemployer plan for certain of the company’s union

NORTHROP GRUMMAN CORPORATION

employees. The company’s contributions to these plans for the years ended December 31, 2005, 2004, and 2003, were $248 million, $219 million, and $204 million, respectively.

Medical and Life Benefits – The company and its subsidiaries provide certain health care and life insurance benefits for retired employees. Certain employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Qualifying dependents are also eligible for medical coverage. Approximately 70 percent of the company’s current retirees participate in the medical plans. The company reserves the right to amend or terminate the plans at any time. Premiums charged to retirees for medical coverage are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, copayments, coinsurance percentages, out-of-pocket limits, conformance to a schedule of reasonable fees, the use of managed care providers, and maintenance of benefits with other plans. The plans also provide for a Medicare carve-out, and a maximum lifetime benefit of from $250,000 to $1,000,000 per covered individual. It is the policy of the company to fund the maximum amount deductible for income tax purposes utilizing the Voluntary Employees’ Beneficiary Association (VEBA) trust established for the Northrop Retiree Health Care Plan for Retired Employees for payment of benefits.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, the company recorded the effects of the Act retroactively to January 1, 2004, in accordance with the guidelines of FSP FAS 106-2 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effect of the Medicare prescription drug subsidy on the company’s net periodic postretirement benefit cost for the years ended December 31, 2005 and 2004, was a reduction of $36 million and $17 million, respectively. The reduction in the accumulated postretirement benefit obligation as a result of the subsidy is $225 million as of December 31, 2005 based on the impact of the subsidy on the eligible plans.

Summary Plan Results

The cost to the company of its retirement benefit plans in each of the three years ended December 31 is shown in the following table:

	Pension Benefits			Medical and Life Benefits
$ in millions	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$675	$564	$491	$66	$56	$52
Interest cost	1,091	1,050	1,022	183	175	176
Expected return on plan assets	(1,468)	(1,378)	(1,195)	(49)	(46)	(39)
Amortization of
Prior service costs	53	51	55	(1)
Net loss from previous years	59	55	196	27	7	15
Settlement cost (curtailment gain)			4	(13)
Special termination benefits cost		1			8	4
Other		7	(5)
Net periodic benefit cost from continuing operations	$410	$350	$568	$213	$200	$208

NORTHROP GRUMMAN CORPORATION

The following tables set forth the funded status and amounts recognized in the consolidated statements of financial position for the company’s defined-benefit pension and retiree health care and life insurance benefit plans. Pension benefits data include the qualified plans as well as 21 domestic unfunded non-qualified plans for benefits provided to directors, officers, and employees either beyond those provided by, or payable under, the company’s qualified plans. The company uses a December 31 measurement date for all of its significant plans.

	Pension Benefits		Medical and Life Benefits
$ in millions	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$19,338	$16,872	$3,223	$2,986
Service cost	675	564	66	56
Interest cost	1,091	1,050	183	175
Plan participants’ contributions	18	21	86	72
Special termination benefits and plan amendments	1	84	(71)	(5)
Actuarial loss	676	1,555	144	198
Benefits paid	(1,055)	(1,029)	(290)	(259)
Acquisitions, divestitures, transfers and other	(52)	221
Benefit obligation at end of year	20,692	19,338	3,341	3,223
Change in Plan Assets
Fair value of plan assets at beginning of year	17,720	15,985	754	688
Gain on plan assets	1,758	2,076	39	71
Employer contributions	415	624	191	182
Plan participants’ contributions	18	21	86	72
Benefits paid	(1,055)	(1,029)	(290)	(259)
Acquisitions, divestitures, transfers and other	11	43
Fair value of plan assets at end of year	18,867	17,720	780	754
Funded status	(1,825)	(1,618)	(2,561)	(2,469)
Unrecognized prior service cost	270	322	(67)	(10)
Unrecognized net loss and transition obligation	2,953	2,649	688	562
Net asset (liability) recognized	$1,398	$1,353	$(1,940)	$(1,917)
Amounts Recognized in the Statements of Financial Position
Prepaid benefit cost	$2,807	$2,868	$47	$46
Accrued benefit liability	(1,714)	(1,773)	(1,987)	(1,963)
Intangible asset	71	24
Accumulated other comprehensive loss	234	234
Net asset (liability) recognized	$1,398	$1,353	$(1,940)	$(1,917)

The accumulated benefit obligation for all defined benefit pension plans was $18.7 billion and $17.5 billion at December 31, 2005 and 2004, respectively.

NORTHROP GRUMMAN CORPORATION

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31,
$ in millions	2005	2004
Projected benefit obligation	$6,524	$5,880
Accumulated benefit obligation	$5,286	$4,858
Fair value of plan assets	$3,970	$3,544

Plan Assumptions

On a weighted-average basis, the following assumptions were used to determine the benefit obligations and the net periodic benefit cost:

	Pension Benefits		Medical and Life Benefits
	2005	2004	2005	2004
Assumptions Used to Determine Benefit Obligation at December 31
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%
Assumptions Used to Determine Benefit Cost for the Year Ended December 31
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term return on plan assets	8.50%	8.75%	5.50%	6.00%
Rate of compensation increase	4.00%	4.00%

Because the earnings of the VEBA trust are taxable, the above long-term rate of return on plan assets was adjusted to reflect an after-tax rate.

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

Health care cost trend rate assumptions used to determine the expected cost of retiree health care plans are as follows:

	2005	2004
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2009

NORTHROP GRUMMAN CORPORATION

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the initial through the ultimate health care cost trend rates would have the following effects:

$ in millions	1-Percentage- Point Increase	1-Percentage- Point Decrease
Increase (decrease) from change in health care cost trend rates
Postretirement benefit expense	$34	$(27)
Postretirement benefit liability	342	(286)

Plan Assets and Investment Policy

Weighted-average asset allocations at December 31 by asset category are as follows:

	Pension Plan Assets		Medical and Life Benefits Plan Assets
	2005	2004	2005	2004
Equity securities	59%	64%	73%	79%
Debt securities	32	29	24	19
Real estate	2	1
Other	7	6	3	2
Total	100%	100%	100%	100%

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

All investment policies and procedures are designed to ensure that the plans’ investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class. Derivatives are used for transitioning assets, asset class rebalancing, managing currency risk, and for management of fixed income and alternative investments. Other uses of derivatives, including for speculation, are prohibited.

The investment policies for most of the pension plans require that the asset allocation be maintained within the following ranges:

Asset Allocation Ranges
U.S. equity securities	30 – 40%
International equity securities	15 – 25%
Debt securities	25 – 35%
Real estate and other	10 – 20%

Current policies of the plans target an asset mix of 70 percent in total equity securities and 30 percent in debt and other securities.

NORTHROP GRUMMAN CORPORATION

At December 31, 2005, the pension plans and VEBA trust did not hold any Northrop Grumman common stock.

In 2006, the company expects to contribute approximately $441 million to its pension plans and approximately $192 million to its other postretirement benefit plans.

Benefit Payments

The following table reflects estimated benefit payments, based upon the same assumptions used to measure the benefit obligation, and include expected future employee service, as of December 31, 2005:

$ in millions	Pension Benefits	Medical and Life Benefits
Year Ending December 31
2006	$1,063	$192
2007	1,103	201
2008	1,149	207
2009	1,201	213
2010	1,256	218
2011 through 2015	7,263	1,154

19.	STOCK COMPENSATION PLANS

At December 31, 2005, Northrop Grumman had three stock-based compensation plans: the 2001 Long-Term Incentive Stock Plan (2001 LTISP), and the 1993 Long-Term Incentive Stock Plan (1993 LTISP), both applicable to employees, and the 1995 Stock Option Plan for Non-Employee Directors (SOPND). All of these plans are approved by the company’s shareholders.

Employee Plans – The 2001 LTISP and the 1993 LTISP permit grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs), and stock awards. Each stock option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Options generally vest in 25 percent increments over four years from the grant date under the 2001 LTISP and in years two to five under the 1993 LTISP. Under both plans, options expire ten years after the grant date. No SARs have been granted under either of the LTISPs. Stock awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees without payment to the company. Under the 2001 LTISP, recipients of restricted performance stock rights earn shares of stock, based on financial metrics determined by the board of directors in accordance with the plan, over a three-year performance period with distributions made entirely at the end of the third year. If the objectives have not been met at the end of the applicable performance period, up to 100 percent of the original grant for the top eight highest compensated employees and up to 70 percent of the original grant for all other recipients will be forfeited. Restricted stock rights issued under either plan vest annually, generally over three years. Termination of employment can result in forfeiture of some or all of the benefits extended under the plan. Of the 50 million shares approved for issuance under the 2001 LTISP, approximately 24 million shares were available for future grants as of December 31, 2005.

Nonemployee Plan – The SOPND permits grants of stock options to nonemployee directors. Each grant of a stock option is made at the closing market price on the date of the grant, is immediately exercisable, and expires ten years after the grant date. At December 31, 2005, approximately 318,000 shares were available for future grants under the SOPND.

NORTHROP GRUMMAN CORPORATION

Stock Awards – Compensation expense for restricted performance stock rights is estimated and recognized over the vesting period. The fixed 30 percent minimum distribution portion for all but the top eight highest compensated employees is measured at the grant date fair value and the variable portion for all recipients is adjusted to the fair value at the end of each accounting period. Compensation expense for restricted stock rights is measured at the grant date fair value and recognized over the vesting period. Restricted performance stock rights and restricted stock rights were granted with weighted-average grant-date fair values per share as follows: 2005 – 2,306,039 shares at $54; 2004 – 126,900 shares at $52; and 2003 – 2,294,600 shares at $47. Restricted performance stock rights and restricted stock rights for approximately 5.8 million common shares were outstanding as of December 31, 2005, with a weighted-average grant-date fair value per share of $53.

Option Conversions – In connection with the acquisition of Litton, the company converted Litton stock options to company stock options. For Litton options only, a reduction of shareholders’ equity was recorded and was amortized as compensation expense through 2005. Acquired TRW options were converted to the company’s options and fully vested on the date of acquisition.

Compensation Expense – Total stock-based compensation expense was $180 million in 2005, $178 million in 2004, and $99 million in 2003. On May 16, 2005, the Compensation and Management Development Committee of the company’s Board of Directors approved accelerating the vesting for all outstanding unvested employee stock options (excluding options held by elected officers), effective September 30, 2005. The accelerated options had a weighted average exercise price of $51 with original vesting dates through April 2009. The charge associated with the acceleration of vesting was not significant.

Stock option activity for the last three years is summarized below:

	Shares Under Option	Weighted- Average Exercise Prices	Shares Exercisable	Weighted- Average Exercise Prices
Outstanding at January 1, 2003	26,787,596	$45	17,063,492	$45
Granted, market options	5,330,978	47
Cancelled	(456,882)	43
Exercised	(941,658)	33
Outstanding at December 31, 2003	30,720,034	46	19,767,056	45
Granted, market options	5,427,984	52
Cancelled	(550,540)	48
Exercised	(3,367,847)	38
Outstanding at December 31, 2004	32,229,631	48	20,172,357	46
Granted, market options	160,474	55
Cancelled	(681,764)	51
Exercised	(3,890,525)	43
Outstanding at December 31, 2005	27,817,816	48	26,761,677	48

NORTHROP GRUMMAN CORPORATION

At December 31, 2005, the following stock options were outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
$ 14 to 45	6,750,831	4.4 years	$38	6,750,831	$38
46 to 48	6,794,068	5.7 years	47	6,445,568	47
49 to 52	7,541,216	6.3 years	52	7,039,816	52
53 to 64	6,731,701	5.7 years	56	6,525,462	56

	27,817,816		48	26,761,677	48

20.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

All derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are required to be recorded in income from continuing operations, while changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded as other comprehensive income.

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

These swap agreements hedge the company’s risk related to changes in interest rates on the fair value of the company’s fixed rate debt. The critical terms of the interest rate swaps are aligned with those of the hedged items and the swaps are accounted for as fair value hedges. Any changes in the fair value of the swaps are offset by an equal and opposite change in the fair value of the hedged item, therefore there is no net impact to the company’s reported results of operations. The aggregate net fair value of the swaps at December 31, 2005, was a liability of approximately $7 million, which was included in “Other long-term liabilities” in the accompanying consolidated statements of financial position. The aggregate net fair value of the swaps at December 31, 2004, was an asset of approximately $7 million, which was included in “Miscellaneous other assets” in the accompanying consolidated statements of financial position.

21.	UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results are set forth in the following tables together with dividend and common stock price data. The company’s common stock is traded on the New York Stock Exchange (trading symbol NOC). This unaudited quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ended on March 31, second quarter as ended on June 30, and third quarter as ended on

NORTHROP GRUMMAN CORPORATION

September 30. It is our long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on a Friday, in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist within a reporting year.

2005 Quarters

$ in millions, except per share	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$7,453	$7,962	$7,446	$7,860
Operating margin	595	616	433	534
Income from continuing operations	398	366	288	331
Net income	409	367	293	331
Basic earnings per share from continuing operations	1.10	1.02	.81	.94
Basic earnings per share	1.13	1.02	.82	.94
Diluted earnings per share from continuing operations	1.08	1.00	.80	.92
Diluted earnings per share	1.11	1.00	.81	.92
Dividends per common share	.23	.26	.26	.26
Dividends per mandatorily redeemable preferred share	1.75	1.75	1.75	1.75
Stock price per share:
High	54.95	56.77	57.87	60.11
Low	51.25	53.50	53.67	52.33

Significant Events – In the first quarter of 2005, the company’s board of directors approved a 13 percent increase to the quarterly common stock dividend, from $.23 per share to $.26 per share, beginning with the second quarter 2005 dividend. The company repurchased 6.4 million shares of its outstanding common stock under the share repurchase program. Also in the quarter, the company acquired privately held Integic Corporation for $319 million, sold 7.3 million shares of common stock in TRW Auto for $143 million, and sold Teldix GmbH for $56 million. The company also paid $99 million related to the settlement of the Robinson litigation.

In the second quarter of 2005, the company repurchased 2.8 million shares of its outstanding common stock under the share repurchase program. The Compensation and Management Development Committee of the company’s board of directors approved accelerating the vesting for all outstanding unvested employee stock options (excluding options held by elected officers), effective September 30, 2005.

In the third quarter of 2005, the company’s operations in the Gulf Coast area of the United States were significantly impacted by Hurricane Katrina. The company’s Ship Systems facilities incurred significant damage from Hurricane Katrina due to property damage, contract cost growth, and work delays. The company recorded a $150 million charge to earnings that reduced operating margin to account for hurricane-related cost growth and a $15 million impact from hurricane-related work delays in the Ships segment. Also in the quarter, the company acquired privately held Confluent RF Systems Corporation for $42 million, sold 2.1 million shares of Endwave for $81 million, and repurchased 3.5 million shares of its outstanding common stock.

In the fourth quarter of 2005, the company’s board of directors authorized the repurchase of up to $1.5 billion of its outstanding common stock. Under this program, the company entered into an agreement with Credit Suisse on November 4, 2005, to repurchase approximately 9.1 million shares of common stock at an initial price of $55.15 per share for a total of $500 million. During the quarter, the company received $127 million of insurance proceeds for property damage and clean-up and recovery costs related to Hurricane Katrina and made a voluntary pre-funding payment to the company’s pension plans of $203 million. The company recorded a $65 million pre-tax charge in the Electronic Systems segment for the F-16 Block 60 fixed-price development program, and recognized a $20 million net tax benefit primarily related to the settlement of IRS appeals cases related to

NORTHROP GRUMMAN CORPORATION

Alternative Minimum Tax credits for tax years 1981 through 1996. The company also sold its remaining 1.3 million shares of Endwave common stock for $14 million.

2004 Quarters

$ in millions, except per share	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$7,164	$7,435	$7,408	$7,846
Operating margin	438	492	538	538
Income from continuing operations	232	298	290	273
Net income	236	298	278	272
Basic earnings per share from continuing operations	.64	.83	.81	.76
Basic earnings per share	.65	.83	.78	.75
Diluted earnings per share from continuing operations	.64	.82	.80	.74
Diluted earnings per share	.65	.82	.76	.74
Dividends per common share	.20	.23	.23	.23
Dividends per mandatorily redeemable preferred share	1.75	1.75	1.75	1.75
Stock price per share:
High	52.11	53.70	54.69	57.75
Low	47.34	48.73	50.22	49.94

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

During the third quarter of 2004, the company paid $81 million in settlement of the judgment and interest related to the Allison Gas turbine case. In addition, the company reached an agreement with TRW Auto regarding the repurchase of the payment-in-kind note and the resolution of outstanding contractual issues arising from the sale of Auto, and an agreement with The Blackstone Group to resolve an indemnification of other postretirement employee benefits arising from the sale of Auto. As a result of these agreements, the company recorded a $9 million after-tax impairment charge to continuing operations relating to the note repurchase and a $6 million after-tax charge to discontinued operations related to the settlement of the indemnification and other contractual issues. Also in the third quarter of 2004, the company suspended its efforts to sell the remaining three CT businesses and reclassified the assets, liabilities, and results of operations of these businesses from discontinued to continuing operations.

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

NORTHROP GRUMMAN CORPORATION

The company recorded a pre-tax charge of $35 million in the fourth quarter related to the settlement of the Robinson litigation. In the fourth quarter of 2004, the company received $493.5 million for the sale of the Auto payment-in-kind note, which was net of $40.5 million for settlement of the contractual issues, paid $52.5 million for settlement of the indemnification discussed above, and made a voluntary pre-funding payment to the company’s pension plans of $250 million. On October 15, 2004, the company redeemed all of its outstanding $250 million 9.375% debentures due 2024, and $350 million of 8.625% notes matured.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required in response to this item.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The company’s principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of December 31, 2005, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2005, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting is effective as of December 31, 2005.

Deloitte & Touche LLP issued an audit report dated February 16, 2006, concerning management’s assessment of the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2005, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Ronald D. Sugar

Chairman, Chief Executive Officer and President

Wesley G. Bush

Corporate Vice President and Chief Financial Officer

February 16, 2006

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Northrop Grumman Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 16, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

Deloitte & Touche LLP

Los Angeles, California

February 16, 2006

NORTHROP GRUMMAN CORPORATION

Item 9B.	Other Information

No information is required in response to this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Executive Officers

The following individuals were the elected officers of the company as of February 16th, 2006:

Name	Age	Office Held	Since	Business Experience Last Five Years
Ronald D. Sugar	57	Chairman, Chief Executive Officer and President	2003	Chief Executive Officer and President; Prior to April 2003, President and Chief Operating Officer (2001-2003); Corporate Vice President, Northrop Grumman Corporation, and President, Litton Industries, Inc. (2001); President and Chief Operating Officer, Litton Industries, Inc. (2000-2001); President and Chief Operating Officer, TRW Aerospace & Information Systems and Member of the Chief Executive Office of TRW, Inc. (1998-2000)
Jerry B. Agee	62	Corporate Vice President and President, Mission Systems Sector	2005	Vice President and Deputy Sector President, Mission Systems Sector (2004-2005); Prior to June 2004, Vice President and General Manager, Systems-Missile Defense, Mission Systems Sector; Vice President and General Manager, Intelligence Systems, Mission Systems Sector (2000-2001)
Wesley G. Bush	44	Corporate Vice President and Chief Financial Officer	2005	Prior to February 2005, Corporate Vice President and President, Space Technology Sector; Prior to February 2003, Corporate Vice President of Northrop Grumman Corporation (2002-2003); Executive Vice President of TRW Inc. and President and Chief Executive Officer of TRW Aeronautical Systems (2001-2002); Vice President and General Manager, TRW Ventures, TRW Space & Electronics Group (2000-2001)
James L. Cameron	48	Corporate Vice President and President, Technical Services Sector	2006	Vice President and General Manager of Defensive and Navigation Systems Divisions, Electronic Systems Sector (2005); Prior to February 2005, Vice President and General Manager, Defensive Systems Division, Electronic Systems Sector (2003-2005); President, ITT Systems Defense Group (2000-2003)

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Business Experience Last Five Years
J. Michael Hateley	59	Corporate Vice President	2006	Corporate Vice President and Chief Human Resources and Administrative Officer
Kenneth N. Heintz	59	Corporate Vice President, Controller and Chief Accounting Officer	2005	Independent Financial Consultant (2004-April 2005); Prior to June 2004, Corporate Vice President, Hughes Electronics Corporation (now The DIRECTV Group, Inc. (2000-2004))
Robert W. Helm	54	Corporate Vice President, Business Development and Government Relations	1994
Alexis C. Livanos	57	Corporate Vice President and President, Space Technology Sector	2005	Vice President and General Manager of Systems Development and Technology and Space Sensors Divisions, and Vice President and General Manager of Navigation and Space Sensors Division, Electronic Systems Sector; Prior to February 2003, Executive Vice President, Boeing Satellite Systems (2000-2003); Executive Vice President of Space Systems, Loral (1996-2000)
John H. Mullan	63	Corporate Vice President and Secretary	1999
Albert F. Myers	60	Corporate Vice President, Strategy and Development	2003	Corporate Vice President and Treasurer
Rosanne P. O’Brien	62	Corporate Vice President, Communications	2000	Vice President, Corporate Communications
James R. O’Neill	52	Corporate Vice President and President, Information Technology Sector	2004	President, TASC, Inc.; Prior to 2002, Senior Vice President and General Manager, Oracle Services Industries (2000-2002); Senior Vice President and Officer, Lucent Technologies (1997-2000)
C. Michael Petters	46	Corporate Vice President and President, Newport News Sector	2004	Vice President, Human Resources, Administration and Trades, Newport News Sector; Prior to January 2002, Vice President of Contracts Management (2000-2001); Vice President/General Manager Carriers (1998-2000)
James F. Pitts	54	Corporate Vice President and President, Electronic Systems Sector	2005	Vice President and General Manager of Aerospace Systems Division, Electronic Systems Sector (2001-2005); Prior to November 2001, Vice President, Engineering and Manufacturing, Electronic Systems Sector (1997-2001)
James L. Sanford	60	Corporate Vice President and Treasurer	2003	Vice President, Corporate Contracts and Pricing
Scott J. Seymour	55	Corporate Vice President and President, Integrated Systems Sector	2002	Vice President, Integrated Systems Sector

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Business Experience Last Five Years
Philip A. Teel	57	Corporate Vice President and President, Ship Systems Sector	2005	Vice President, Airborne Early Warning & Electronic Warfare Systems, Integrated Systems Sector (2000-2005)
W. Burks Terry	55	Corporate Vice President and General Counsel	2000	Vice President, Deputy General Counsel and Sector Counsel
Ian V. Ziskin	47	Corporate Vice President and Chief Human Resources and Administrative Officer	2006	Corporate Vice President, Human Resources and Leadership Strategy (2003-2005); Prior to June 2003, President and Founder, Executive Excellence Group (2002-2003); Executive Vice President and Chief Human Resources Officer, Qwest Communications International Inc. (2000-2002)

Audit Committee Financial Expert

The information as to the Audit Committee Financial Expert is incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Code of Ethics

The company has adopted Standards of Business Conduct for all of its employees, including the principal executive officer, principal financial officer and principal accounting officer. The Standards of Business Conduct can be found on the company’s internet web site at www.northropgrumman.com under “Investor Relations – Corporate Governance – Overview.”

The web site and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the SEC.

Item 11.	Executive Compensation

The information as to Executive Compensation will be incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information as to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions

The information as to Certain Relationships and Related Transactions will be incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14.	Principal Accounting Fees and Services

The information as to Principal Accountant Fees and Services will be incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

NORTHROP GRUMMAN CORPORATION

PART IV

Item 15.	Exhibits, Financial Statement Schedule

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

Exhibits

3(a)	Restated Certificate of Incorporation of Northrop Grumman Corporation effective May 17, 2005 (incorporated by reference to Exhibit 99.2 to Form 8-K dated May 17, 2005 and filed May 19, 2005)
3(b)	Bylaws of Northrop Grumman Corporation, as amended November 2, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K dated November 2, 2005 and filed November 7, 2005)
4(a)	Registration Rights Agreement dated as of January 23, 2001, by and among Northrop Grumman Systems Corporation, Northrop Grumman Corporation and Unitrin, Inc. (incorporated by reference to Exhibit (d)(6) to Amendment No. 4 to Schedule TO filed January 31, 2001)
4(b)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Northrop Grumman Corporation (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A filed April 13, 2001)
4(c)	Indenture dated as of October 15, 1994, between Northrop Grumman Systems Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 20, 1994, and filed October 25, 1994)
4(d)	Form of Officer’s Certificate (without exhibits) establishing the terms of Northrop Grumman Systems Corporation’s 7 percent Notes due 2006, 7.75 percent Debentures due 2016 and 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-3 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4(e)	Form of Northrop Grumman Systems Corporation’s 7 percent Notes due 2006 (incorporated by reference to Exhibit 4-4 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4(f)	Form of Northrop Grumman Systems Corporation’s 7.75 percent Debentures due 2016 (incorporated by reference to Exhibit 4-5 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4(g)	Form of Northrop Grumman Systems Corporation’s 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-6 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4(h)	Form of Officers’ Certificate establishing the terms of Northrop Grumman Systems Corporation’s 7.125 percent Notes due 2011 and 7.75 percent Debentures due 2031 (incorporated by reference to Exhibit 10.9 to Form 8-K dated and filed April 17, 2001)

NORTHROP GRUMMAN CORPORATION

4(i)	Indenture dated as of November 21, 2001, between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated and filed November 21, 2001)

4(j)	Form of Supplemental Officers’ Certificate dated as of August 16, 2004 (supplementing the Officers’ Certificate dated as of November 21, 2001, relating to the Northrop Grumman Corporation 5.25 percent Senior Notes due 2006) setting forth the terms of the Northrop Grumman Corporation 4.079 percent Senior Notes due 2006 (incorporated by reference to Exhibit 4(k) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

4(k)	Indenture dated as of April 13, 1998, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 6.75 percent Senior Debentures due 2018 were issued (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1998, and filed June 15, 1998)

4(l)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)

4(m)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(q) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)

4(n)	Senior Indenture dated as of December 15, 1991, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 7.75 percent and 6.98 percent debentures due 2026 and 2036 were issued and specimens of such debentures (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1996, filed June 11, 1996)

4(o)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)

4(p)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(t) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)

4(q)	Form of Exchange Security for the $400,000,000 8 percent senior notes due 2009 of Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 4.3 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 2000, filed June 9, 2000)

4(r)	Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 2 to the Form 8-A Registration Statement of TRW Inc. dated July 3, 1986)

NORTHROP GRUMMAN CORPORATION

4(s)	First Supplemental Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of August 24, 1989 (incorporated by reference to Exhibit 4(b) to Form S-3 Registration Statement No. 33-30350 of TRW Inc.)

4(t)	Fourth Supplemental Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(e) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)

4(u)	Fifth Supplemental Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(f) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)

10(a)	Northrop Grumman 1993 Long-Term Incentive Stock Plan, as amended and restated (incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-68003 filed November 25, 1998)

10(b)	Northrop Grumman Corporation 1993 Stock Plan for Non-Employee Directors (as amended and restated July 26, 2005) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)

10(c)	Northrop Grumman Corporation 1995 Stock Option Plan for Non-Employee Directors, as Amended as of May 11, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004, filed July 29, 2004)

10(d)	Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended September 17, 2003) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)

(i) Form of Restricted Performance Stock Rights Agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to Form S-4 Registration Statement No. 333-83672 filed September 13, 2002)

(ii) Form of Notice of Non-Qualified Grant of Stock Options and Option Agreement (incorporated by reference to Exhibit 10.5 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)

(iii)   Form of Restricted Performance Stock Rights Agreement (officer), as amended May 16, 2005, applicable to 2005 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)

(iv) Form of Agreement for 2005 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(v) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

(v)    Form of letter from Northrop Grumman Corporation regarding Stock Option and RPSR Retirement Enhancement (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 14, 2005 and filed March 15, 2005)

(vi)   Form of Restricted Performance Stock Rights Agreement (non-officer), as amended May 16, 2005, applicable to 2005 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)

(vii) Form of Restricted Performance Stock Rights Agreement applicable to 2006 Restricted Performance Stock Rights*

(viii) Form of Agreement for 2006 Stock Options (officer)*

(ix) Form of Restricted Stock Rights Agreement applicable to 2006 Restricted Stock Rights*

NORTHROP GRUMMAN CORPORATION

10(e)	Form of Credit Agreement dated as of August 5, 2005, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation and Northrop Grumman Space & Mission Systems Corp., as Guarantors; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Payment Agent, an Issuing Bank, Swingline Lender and Administrative Agent; Credit Suisse, as Administrative Agent; Citicorp USA, Inc., as Syndication Agent; Deutsche Bank Securities Inc. and the Royal Bank of Scotland PLC, as Documentation Agents; and BNP Paribas and Lloyds TSB Bank PLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed August 5, 2005)

10(f)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of the indenture indebtedness issued by the former Litton Industries, Inc. (incorporated by reference to Exhibit 10.10 to Form 8-K dated and filed April 17, 2001)

10(g)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of Northrop Grumman Systems Corporation indenture indebtedness (incorporated by reference to Exhibit 10.11 to Form 8-K dated and filed April 17, 2001)

10(h)	Form of Guarantee dated as of March 27, 2003, by Northrop Grumman Corporation, as Guarantor, in favor of JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as trustee, of certain debt securities of Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.) (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003)

10(i)	Form of Guarantee dated as of January 9, 2003, by Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.) of Northrop Grumman Systems Corporation indenture indebtedness (incorporated by reference to Exhibit 10(qq) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)

10(j)	Northrop Grumman Supplemental Plan 2 as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(j) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

(i)     Appendix A: Northrop Supplemental Retirement Income Program for Senior Executives as amended and restated effective July 1, 2003 (incorporated by reference to Exhibit 10(j)(i) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

(ii)    Appendix B: ERISA Supplemental Program 2 as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(j)(ii) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

(iii)   Appendix F: CPC Supplemental Executive Retirement Program as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(j)(iii) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

(iv)   Appendix G: Officers Supplemental Executive Retirement Program as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(j)(iv) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(k)	Northrop Grumman ERISA Supplemental Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(k) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(l)	Northrop Grumman Corporation March 2004 Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)

NORTHROP GRUMMAN CORPORATION

10(m)	Northrop Grumman Corporation Non-Employee Directors Equity Participation Plan, as amended December 18, 2002 (incorporated by reference to Exhibit 10(ff) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)

10(n)	Special Officer Retiree Medical Plan (As Amended and Restated Effective October 1, 2003) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)

10(o)	Northrop Grumman Deferred Compensation Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(o) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(p)	The 2002 Incentive Compensation Plan of Northrop Grumman Corporation (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed April 4, 2002)

(i) 2006 Bonus Targets for Named Executive Officers of Northrop Grumman Corporation (incorporated by reference to Item 1.01(1) of Form 8-K dated November 2, 2005 and filed November 7, 2005)

10(q)	Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.39 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)

10(r)	Employment Agreement dated February 19, 2003, between Northrop Grumman Corporation and Dr. Ronald D. Sugar (incorporated by reference to Exhibit 10(nn) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)

10(s)	Employment Agreement between Dr. Ronald D. Sugar and Northrop Grumman Corporation dated September 19, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2001, filed November 5, 2001)

10(t)	Letter Agreement dated June 21, 2000, between Litton Industries, Inc. and Ronald D. Sugar (incorporated by reference to Exhibit 10.1 to Form 8-K of Litton Industries, Inc. (“LII”) dated and filed June 22, 2000), and Letter Agreement dated December 21, 2000, between Northrop Grumman Corporation and Ronald D. Sugar (incorporated by reference to Exhibit 99(e)(7) to Schedule 14D-9 of LII filed January 5, 2001), as amended by Amendment dated January 31, 2001, between Northrop Grumman Corporation and Ronald D. Sugar (incorporated by reference to Exhibit 99(e)(16) to Amendment No. 3 to Schedule 14D-9 of LII filed February 1, 2001)

10(u)	Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10(u) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(v)	Form of Northrop Grumman Corporation March 2004 Special Agreement (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)

10(w)	Non-Employee Director Compensation Term Sheet, effective June 1, 2005 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)

10(x)	Northrop Grumman 2002 Annual Incentive Plan (amended and restated as of May 16, 2005)–Incentive Compensation Plan (for Non-Section 162(m) Officers), Performance Achievement Plan, Incentive Management Achievement Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)

10(y)	Northrop Grumman Savings Excess Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(y) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005), as amended by First Amendment, effective as of April 29, 2005 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)

NORTHROP GRUMMAN CORPORATION

10(z)	Employment Agreement between Donald C. Winter and Northrop Grumman Corporation effective as of December 11, 2002 (incorporated by reference to Exhibit 10(z) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(aa)	Employment Agreement between Wesley G. Bush and Northrop Grumman Corporation dated December 12, 2002 (incorporated by reference to Exhibit 99.2 to Form 8-K dated January 14, 2005, and filed January 18, 2005)

10(bb)	Litton Industries, Inc. Restoration Plan 2 effective April 3, 2001 (incorporated by reference to Exhibit 10(cc) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(cc)	Litton Industries, Inc. Restoration Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(dd) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(dd)	Litton Industries, Inc. Supplemental Executive Retirement Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(ee) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(ee)	Northrop Grumman Electronic Systems Executive Pension Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(ff) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(ff)	Executive Life Insurance Policy (incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(gg)	Executive Accidental Death, Dismemberment and Plegia Insurance Policy (incorporated by reference to Exhibit 10(hh) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(hh)	Executive Long-Term Disability Insurance Policy (incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(ii)	Corporate Owned Life Insurance Policy (provided for Dr. Ronald D. Sugar) (incorporated by reference to Exhibit 10(jj) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(jj)	Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, filed February 22, 1996)

10(kk)	Group Personal Excess Liability Policy (incorporated by reference to Exhibit 10(ll) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

10(ll)	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation (As amended and restated effective August 1, 2003) (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)

10(mm)	Accelerated Share Repurchase Agreement, dated as of November 4, 2005, between Credit Suisse, New York Branch, and Northrop Grumman Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 2, 2005 and filed November 7, 2005)

10(nn)	Northrop Grumman Executive Medical Plan Benefit Matrix (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2005, filed April 28, 2005)

10(oo)	Base salary adjustments for Named Executive Officers, as defined by Item 402(a)(3) of SEC Regulation S-K, of Northrop Grumman Corporation, and approval of 2005 goals (incorporated by reference to Item 1.01(a) of Form 8-K dated February 28, 2005 and filed March 4, 2005)

NORTHROP GRUMMAN CORPORATION

21	Subsidiaries*

23	Consent of Independent Registered Public Accounting Firm*

24	Power of Attorney*

31.1	Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Rule 13a-15(e)/15d-15(e) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)*

32.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed with this Report

**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February 2006.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 16th day of February 2006, by the following persons and in the capacities indicated.

Signature	Title

Ronald D. Sugar*	Chairman, Chief Executive Officer, and President (Principal Executive Officer), and Director

Wesley G. Bush*	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

John T. Chain, Jr.*	Director

Lewis W. Coleman*	Director

Vic Fazio*	Director

Stephen E. Frank *	Director

Phillip Frost*	Director

Charles R. Larson*	Director

Phillip A. Odeen*	Director

Aulana L. Peters*	Director

Kevin W. Sharer*	Director

John Brooks Slaughter*	Director

*By:	/s/ John H. Mullan
John H. Mullan
Attorney-in-Fact
pursuant to a power of attorney

NORTHROP GRUMMAN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT

($ in millions)

Description	Balance at Beginning of Period	Additions At Cost	Changes - Add (Deduct)(1)	Balance at End of Period
Year ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowances for doubtful amounts	$294	$83	$(129)	$248

Year ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowances for doubtful amounts	$248	$107	$(87)	$268

Year ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowances for doubtful amounts	$268	$61	$(101)	$228

(1)	Uncollectible amounts written off, net of recoveries.