Form 10-Q
period 2006-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2006-04-25
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 126-2 of the Exchange Act.

Large Accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 21, 2006, 343,763,812 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

$ in millions	March 31, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$373	$1,605
Accounts receivable, net of progress payments of $32,877 in 2006 and $31,888 in 2005	4,144	3,656
Inventoried costs, net of progress payments of $1,209 in 2006 and $1,162 in 2005	1,294	1,174
Deferred income taxes	783	783
Prepaid expenses and other current assets	251	331
Total current assets	6,845	7,549
Property, plant, and equipment, net of accumulated depreciation of $2,716 in 2006 and $2,600 in 2005	4,404	4,404
Goodwill	17,383	17,383
Other purchased intangibles, net of accumulated amortization of $1,463 in 2006 and $1,421 in 2005	1,231	1,273
Prepaid retiree benefits cost and intangible pension asset	2,903	2,925
Other assets	751	680
Total assets	$33,517	$34,214

NORTHROP GRUMMAN CORPORATION

$ in millions	March 31, 2006	December 31, 2005
Liabilities and Shareholders’ Equity:
Notes payable to banks	$66	$50
Current portion of long-term debt	776	1,214
Trade accounts payable	1,495	1,767
Accrued employees’ compensation	1,085	1,109
Advances on contracts	1,634	1,643
Income taxes payable	742	668
Other current liabilities	1,536	1,523
Total current liabilities	7,334	7,974
Long-term debt	3,872	3,881
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,800	3,701
Deferred income taxes	628	595
Other long-term liabilities	914	885
Total liabilities	16,898	17,386
Common stock, 800,000,000 shares authorized; issued and outstanding: 2006 — 343,323,683; 2005 — 347,357,291	343	347
Paid-in capital	11,101	11,571
Retained earnings	5,318	5,055
Accumulated other comprehensive loss	(143)	(145)
Total shareholders’ equity	16,619	16,828
Total liabilities and shareholders’ equity	$33,517	$34,214

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31
$ in millions, except per share	2006	2005
Sales and Service Revenues
Product sales	$4,473	$4,936
Service revenues	2,711	2,517

Total sales and service revenues	7,184	7,453

Cost of Sales and Service Revenues
Cost of product sales	3,514	3,953
Cost of service revenues	2,380	2,243
General and administrative expenses	695	662

Operating margin	595	595
Other Income (Expense)
Interest income	13	14
Interest expense	(90)	(95)
Other, net	(1)	82

Income from continuing operations before income taxes	517	596
Federal and foreign income taxes	160	198

Income from continuing operations	357	398
Discontinued operations, net of tax	1	11

Net income	$358	$409

Basic Earnings Per Share
Continuing operations	$1.04	$1.10
Discontinued operations		.03

Basic earnings per share	$1.04	$1.13

Weighted average common shares outstanding, in millions	343.3	360.7

Diluted Earnings Per Share
Continuing operations	$1.02	$1.08
Discontinued operations		.03

Diluted earnings per share	$1.02	$1.11

Weighted average diluted shares outstanding, in millions	350.8	367.0

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31
$ in millions	2006	2005
Net income	$358	$409
Other Comprehensive Income (Loss)
Change in cumulative translation adjustment	3	1
Unrealized loss on marketable securities, net of tax of $2	(1)
Reclassification adjustment on sale of marketable securities, net of tax of $15		(29)

Other comprehensive income (loss), net of tax	2	(28)

Comprehensive income	$360	$381

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
$ in millions	2006	2005
Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$1,624	$1,988
Other collections	5,122	5,421
Income tax refunds received	8	5
Interest received	15	17
Other cash receipts	36	7

Total sources of cash	6,805	7,438

Uses of Cash
Cash paid to suppliers and employees	6,663	6,913
Interest paid	130	133
Income taxes paid	68	27
Excess tax benefits from stock-based compensation	39
Payments for litigation settlement		99
Other cash payments	20	3

Total uses of cash	6,920	7,175

Net cash (used in) provided by operating activities	(115)	263

Investing Activities
Proceeds from sale of businesses, net of cash divested	26	56
Payment for businesses purchased, net of cash acquired		(313)
Proceeds from sale of property, plant, and equipment	6	4
Additions to property, plant, and equipment	(173)	(197)
Proceeds from insurance carrier	37
Proceeds from sale of investment		143
Investment in unconsolidated affiliate	(35)
Other investing activities, net	(4)	(3)

Net cash used in investing activities	(143)	(310)

Financing Activities
Borrowings under lines of credit	16	54
Repayment of borrowings under lines of credit		(1)
Principal payments of long-term debt	(436)	(31)
Proceeds from stock option exercises	286	21
Dividends paid	(92)	(82)
Excess tax benefits from stock-based compensation	39
Common stock repurchases	(787)	(360)

Net cash used in financing activities	(974)	(399)

Decrease in cash and cash equivalents	(1,232)	(446)
Cash and cash equivalents, beginning of period	1,605	1,230

Cash and cash equivalents, end of period	$373	$784

NORTHROP GRUMMAN CORPORATION

	Three months ended March 31
$ in millions	2006	2005
Reconciliation of Income from Continuing Operations to Net Cash (Used in) Provided by Operating Activities
Income from continuing operations	$357	$398
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation	135	124
Amortization of intangible assets	42	54
Stock-based compensation	51	20
Excess tax benefits from stock-based compensation	(39)
Loss on disposals of property, plant, and equipment	1	2
Amortization of long-term debt premium	(4)	(5)
Gain on sale of investments		(70)
Decrease (increase) in
Accounts receivable	(1,477)	(1,101)
Inventoried costs	(167)	(116)
Prepaid expenses and other current assets	47	(2)
Increase (decrease) in
Progress payments	1,036	1,008
Accounts payable and accruals	(331)	(272)
Deferred income taxes	27	15
Income taxes payable	74	147
Retiree benefits	119	47
Other non-cash transactions, net	14	14

Net cash (used in) provided by operating activities	$(115)	$263

Non-Cash Investing and Financing Activities
Sale of businesses
Liabilities assumed by purchaser	$11	$38

Purchase of business
Fair value of assets acquired, including goodwill		$352
Consideration given for businesses purchased		(313)

Liabilities assumed		$39

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31
$ in millions, except per share	2006	2005
Common Stock
At beginning of period	$347	$364
Common stock repurchased	(12)	(6)
Employee stock awards and options	8	1

At end of period	343	359

Paid-in Capital
At beginning of period	11,571	12,426
Common stock repurchased	(775)	(331)
Employee stock awards and options	305	10

At end of period	11,101	12,105

Retained Earnings
At beginning of period	5,055	4,014
Net income	358	409
Dividends	(95)	(82)

At end of period	5,318	4,341

Unearned Compensation
At beginning of period		(3)

At end of period		(3)

Accumulated Other Comprehensive Loss
At beginning of period	(145)	(101)
Change in cumulative translation adjustment	3	1
Unrealized loss on marketable securities, net of tax	(1)
Reclassification adjustment on sale of marketable securities, net of tax		(29)

At end of period	(143)	(129)

Total shareholders’ equity	$16,619	$16,673

Cash dividends per share	$.26	$.23

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

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the company’s 2005 Annual Report on Form 10-K.

The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is management’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Friday nearest these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist within a reporting year.

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

Financial Statement Reclassifications – Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the 2006 presentation.

Effective January 1, 2006, the company established a new reportable segment, Northrop Grumman Technical Services (Technical Services), to leverage existing business strengths and synergies in the rapidly expanding areas of logistics support, sustainment and technical services. Technical Services consolidates multiple programs in logistics operations from the Electronics (formerly Electronic Systems), Integrated Systems, Mission Systems, and Information Technology segments.

2.  NEW ACCOUNTING STANDARDS

None of the new accounting pronouncements that became effective during the periods presented had a material effect on the company’s financial position or results of operations. The expanded disclosure requirements of Statement of Financial Accounting Standards No. 123R – Share-Based Payment (SFAS No. 123R) are presented in Note 12.

3.  BUSINESS ACQUISITIONS AND DIVESTITURES

Interconnect – On February 24, 2006, the company sold the assembly business of Interconnect Technologies (Interconnect) for net cash proceeds of $26 million. Included in discontinued operations is an after-tax gain on

NORTHROP GRUMMAN CORPORATION

sale of $5 million. The results of operations of the assembly business of Interconnect, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Enterprise Information Technology – In January 2006, management announced its strategic decision to shut down the value-added reseller business reported within the Information Technology segment as the Enterprise Information Technology business area. Sales for this business for the three months ended March 31, 2006, and 2005, were $114 million and $167 million, respectively. The shut down of this business is expected to be completed by the end of 2006 and is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows. The results of operations of this business will be reclassified to discontinued operations in the period in which the shut down is completed.

Teldix – On March 31, 2005, the company sold Teldix GmbH (Teldix) for $56 million in cash and recognized an after-tax gain of $11 million in discontinued operations. Subsequent purchase price adjustment pursuant to the sale agreement increased the after-tax gain to $14 million for the year ended December 31, 2005. The results of operations of Teldix, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Integic – On March 21, 2005, the company acquired privately held Integic Corporation (Integic) for $319 million, which included transaction costs of $6 million. Integic specializes in enterprise health and business process management solutions. The assets, liabilities, and results of operations of Integic were not material and thus pro-forma information is not presented.

4.  SEGMENT INFORMATION

Effective January 1, 2006, the company established a new reportable segment, Technical Services, to leverage existing business strengths and synergies in the rapidly expanding areas of logistics support, sustainment and technical services. Technical Services consolidates multiple programs in logistics operations from the Electronics (formerly Electronic Systems), Integrated Systems, Mission Systems and Information Technology segments.

For presentation and discussion purposes, the company’s seven reportable segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Ships segments are presented as separate businesses. The Ships segment includes the aggregated results of the Newport News and Ship Systems operating segments.

Effective January 1, 2006, in order to provide a more relevant depiction of the management and performance of the company’s businesses, sales and segment operating margin in the following tables were revised to include margin on intersegment sales for all periods presented. Intersegment amounts are then eliminated upon consolidation of the segments.

NORTHROP GRUMMAN CORPORATION

The following table presents segment sales and service revenues for the three months ended March 31, 2006, and 2005.

	Three months ended March 31
$ in millions	2006	2005
Sales and Service Revenues
Information & Services
Mission Systems	$1,264	$1,254
Information Technology	1,057	1,034
Technical Services	275	274

Total Information & Services	2,596	2,562

Aerospace
Integrated Systems	1,437	1,287
Space Technology	855	863

Total Aerospace	2,292	2,150

Electronics	1,509	1,547
Ships	1,133	1,514
Other		11
Intersegment eliminations	(346)	(331)

Total sales and service revenues	$7,184	$7,453

The following table presents segment operating margin reconciled to total operating margin for the three months ended March 31, 2006, and 2005.

	Three months ended March 31
$ in millions	2006	2005
Operating Margin
Information & Services
Mission Systems	$117	$93
Information Technology	75	76
Technical Services	13	12

Total Information & Services	205	181

Aerospace
Integrated Systems	149	142
Space Technology	71	67

Total Aerospace	220	209

Electronics	177	162
Ships	68	107
Other		(1)
Intersegment eliminations	(26)	(20)

Total segment operating margin	644	638
Non-segment factors affecting operating margin
Unallocated expenses	(35)	(27)
Net pension expense adjustment	(10)	(11)
Reversal of royalty income included above	(4)	(5)

Total operating margin	$595	$595

NORTHROP GRUMMAN CORPORATION

Unallocated Expenses – This reconciling item includes the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments.

Net Pension Expense Adjustment – The net pension expense adjustment reflects the excess pension expense determined in accordance with accounting principles generally accepted in the United States of America over the pension expense included in the segment’s cost of sales to the extent that these costs are currently recognized under CAS. For the three months ended March 31, 2006, and 2005, pension expense determined in accordance with accounting principles generally accepted in the United States of America was $112 million and $103 million, respectively, and CAS pension expense was $102 million and $92 million, respectively.

5.  EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – The dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans totaled 7.5 million shares and 6.3 million shares for the three months ended March 31, 2006, and 2005, respectively. For the three months ended March 31, 2006, the dilutive effect of the potential share settlement of the accelerated stock repurchase program discussed below is also included. Shares issuable pursuant to the mandatorily redeemable preferred stock are not included in the diluted earnings per share calculations because their effect was not dilutive for the periods presented. The weighted-average diluted shares outstanding exclude stock options that have an exercise price in excess of the average market price of the company’s common stock during the period. The number of options excluded was approximately 700,000 for the three months ended March 31, 2006, and was approximately 7 million for the three months ended March 31, 2005.

Share Repurchases – On October 24, 2005, the company’s board of directors authorized a share repurchase program of up to $1.5 billion of its outstanding common stock, which commenced in November 2005 and is expected to be completed by the end of 2006.

Under this program, the company entered into an initial agreement with Credit Suisse, New York Branch (Credit Suisse) on November 4, 2005, to repurchase approximately 9.1 million shares of common stock at an initial price of $55.15 per share for a total of $500 million. Credit Suisse immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse purchased shares in the open market to settle its share borrowings. On March 1, 2006, Credit Suisse completed its purchases under this agreement, and the company paid $37 million for the final price adjustment under the terms of the agreement. The final average purchase price was $59.05 per share.

The company entered into a second agreement with Credit Suisse on March 6, 2006, to repurchase approximately 11.6 million shares of common stock at an initial price of $64.78 per share for a total of $750 million. Under this agreement, Credit Suisse immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse began purchasing shares in the open market to settle its share borrowings. The cost of the company’s initial share repurchase is subject to adjustment based on the actual cost of the shares subsequently purchased by Credit Suisse. The price adjustment can be settled, at the company’s option, in cash or in shares of common stock.

As of March 31, 2006, Credit Suisse had purchased 3.8 million shares, or 33 percent of the shares under the agreement, at an average price per share of $68.30 net of commissions, interest and other fees. Assuming Credit Suisse purchases the remaining shares at a price per share equal to the closing price of the company’s common stock on March 31, 2006 ($68.29), the company would be required to pay approximately $38.1 million or issue approximately 550,000 shares of common stock to complete the transaction. The settlement amount may increase

NORTHROP GRUMMAN CORPORATION

or decrease depending upon the average price paid for the shares under the program. Settlement is expected to occur in the second quarter of 2006, depending upon the timing and pace of the purchases, and would result in an adjustment to shareholders’ equity.

Share repurchases take place at management’s discretion and under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

6.  INVESTMENT IN TRW AUTO

On March 11, 2005, the company sold 7.3 million of its TRW Auto common shares for $143 million, and recorded an after-tax gain of $45 million. The sale reduced the company’s ownership of TRW Auto to 9.7 million common shares. The remaining investment is carried at cost of $97 million and included in “Miscellaneous other assets” as of March 31, 2006, and December 31, 2005. The company does not consider this investment to be critical to its ongoing business operations. Any future sale would be dependent upon the events described in the Second Amended and Restated Stockholders Agreement dated January 28, 2004, between the company and TRW Auto.

7.  GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

Effective January 1, 2006, the company realigned businesses among four of its operating segments to form a new segment. As a result of this realignment, goodwill of approximately $731 million was reallocated among these five segments.

The changes in the carrying amounts of goodwill for the three months ended March 31, 2006, are as follows:

$ in millions	Balance as of December 31, 2005	Goodwill transferred in segment realignment	Balance as of March 31, 2006
Mission Systems	$4,256	$(313)	$3,943
Information Technology	2,649	(403)	2,246
Technical Services		731	731
Integrated Systems	992	(4)	988
Space Technology	3,295		3,295
Electronics	2,575	(11)	2,564
Ships	3,616		3,616

Total	$17,383	$—	$17,383

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets as follows:

	March 31, 2006			December 31, 2005
$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$2,594	$(1,398)	$1,196	$2,594	$(1,357)	$1,237
Other purchased intangibles	100	(65)	35	100	(64)	36

Total	$2,694	$(1,463)	$1,231	$2,694	$(1,421)	$1,273

NORTHROP GRUMMAN CORPORATION

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense for the three months ended March 31, 2006, was $42 million.

The table below shows expected amortization for purchased intangibles for the remainder of 2006 and for the next five years:

$ in millions
Year Ended December 31
2006 (April 1 - December 31)	93
2007	121
2008	111
2009	101
2010	81
2011	42

8.  IMPACT FROM HURRICANE KATRINA

During the third quarter of 2005, the company’s operations in the Gulf Coast area of the U. S. were significantly impacted by Hurricane Katrina. As a result of the hurricane, the Ships segment suffered property damage, contract cost growth, and work delays.

As of March 31, 2006, management estimates that the total cost to repair or replace assets damaged by the storm and the costs to clean up and restore its operations, excluding business interruption, will total approximately $850 million, substantially all of which is expected to be recovered through the company’s comprehensive property damage insurance. Through March 31, 2006, the company incurred $252 million to clean-up and restore its facilities, including capital expenditures. The company is continuing to assess its damage estimates as the process of repairing its operations is performed.

Through March 31, 2006, the company has received $181 million in insurance proceeds, the majority of which represent the reimbursement of clean-up and recovery costs and funds to replace facilities destroyed by the storm. As of March 31, 2006, the company has written off $61 million in assets that were completely destroyed by the storm. The company is in the process of managing a substantial repair and restoration activity to identify, estimate and secure the repairs needed to restore its affected operations. This includes developing the company’s extensive claim submissions to its insurers, and overseeing the repair and restoration process. To date, the company has submitted estimated expenditures for recovery that are substantially in excess of the insurance proceeds received, and is awaiting resolution of its submissions.

The company’s comprehensive property insurance includes coverage for business interruption effects caused by the storm, however, the company is unable to currently estimate the amount of any recovery or the period in which its claims related to business interruption will be resolved. Accordingly, no such amounts have been recognized by the company in the accompanying consolidated condensed financial statements.

In accordance with cost accounting regulations relating to U. S. Government contractors, recovery of property damages in excess of the net book value of the damaged assets as well as losses on property damage that are not recovered through insurance are required to be included in the company’s overhead pools and allocated to current contracts under a systematic process. The company is currently in discussions with its government customers regarding the allocation methodology to be used to account for these differences. Depending upon the outcome of these discussions, and the ultimate resolution of the company’s damage claims with its insurance providers, the company may be required to recognize additional cost growth on its contracts and cumulative downward adjustment to its contract profit rates at a future date.

NORTHROP GRUMMAN CORPORATION

The insurance provider for coverage of damages over $500 million advised management of a disagreement regarding coverage of losses in excess of $500 million and this matter is currently being litigated by the company as described in Note 9. The company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. However, based on the current status of the litigation between the company and its insurance provider, no assurances can be made as to the ultimate outcome of this matter. To the extent that its insurance recoveries are inadequate to fund the repair and restoration costs that the company deems necessary, the company will pursue other means for funding the shortfall, including funding from its current operations.

9.  LITIGATION

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company does not believe that the resolution of any of these various claims and legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

U.S. Government Investigations and Claims – Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil, or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts.

At a briefing in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. It is unclear whether the potential claims relate to a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California. The company responded to the allegations, and the parties continue to meet to better understand the factual basis of the claims before the government decides whether to institute formal legal proceedings or to pursue some other form of resolution. Because of the highly technical nature of the issues involved and their classified status, final resolution of this matter could take a considerable amount of time, particularly if litigation should ensue. If the U.S. Department of Justice were to pursue litigation and were to be ultimately successful on its theories of liability and compensatory damages, the effect upon the company’s financial position, results of operations, and cash flows would be material. Based upon its review to date, the company believes that it acted appropriately in this matter but can give no assurance that its view will prevail. The company is not able to estimate the amount of damages, if any, at this time.

Based upon the available information regarding matters that are subject to U.S. Government investigations, other than as set out in the immediately preceding paragraph, the company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on its financial position, results of operations, or cash flows.

Insurance Recovery – Damage from Hurricane Katrina is covered by the company’s comprehensive property insurance program. The insurance provider for coverage in excess of $500 million has advised the company of a disagreement regarding coverage for certain losses experienced by the company. Management believes its losses are covered by insurance and has filed a declaratory relief action in the U. S. District Court in Los Angeles, California, seeking a judicial determination that its property insurance program covers all Katrina-related losses in excess of the applicable deductible. Trial on the issue of coverage is set to begin in April 2007. The amount and timing of insurance recoveries remain uncertain due to the difficulty in estimating total damage and the pending legal action with the insurance provider.

NORTHROP GRUMMAN CORPORATION

10.  COMMITMENTS AND CONTINGENCIES

Accelerated Share Repurchase – On March 6, 2006, the company entered into an accelerated share repurchase agreement with Credit Suisse. As of March 31, 2006, the company would be required to pay approximately $38.1 million or issue approximately 550,000 shares of its common stock to complete the transaction. The settlement amount may increase or decrease depending upon the average price paid for the shares under the program. Settlement is expected to occur in the second quarter of 2006, depending upon the timing and pace of open market purchases by Credit Suisse, and would result in an adjustment to shareholders’ equity.

Contract Performance Contingencies – Contract profit margins may include estimates of costs not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2006, the amounts are not material individually or in the aggregate.

Income Tax Matters – In December 2004, the IRS completed its audits of the B-2 program for the years ended December 31, 1997, through December 31, 2000, and proposed an adjustment that does not affect the company’s income tax liability, but could have resulted in an obligation to pay an amount of interest to the IRS that was significant. In November 2005, the IRS informally advised the company of its intention to cease to pursue its proposed adjustment and close its investigation of tax years 1997 through 2000, pending a final review and approval by the U.S. Congress’ Joint Committee on Taxation. The company does not believe that resolution of this matter will have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at March 31, 2006, the range of reasonably possible future costs for environmental remediation sites is $245 million to $355 million, of which $273 million is accrued. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Co-Operative Agreements – In 2003, Ships executed agreements with the states of Mississippi and Louisiana, respectively, whereby Ships will lease facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ships to these states. Under the Mississippi agreement, Ships is required to match the state’s funding with Modernization and Sustaining & Maintenance expenditures of up to $313 million and create up to 2,000 new full-time jobs in Mississippi by December 2009. As of March 31, 2006, $100 million had been appropriated in 2002, 2003 and 2004 by Mississippi requiring, through a Memorandum of Understanding (MOU) with the Mississippi

NORTHROP GRUMMAN CORPORATION

Development Authority, an increase of 1,334 jobs and matching expenditures of $201 million. Ships has fully complied with both requirements. On March 27, 2006, the final appropriation of $56 million was approved by the legislature and will require the creation of the final 666 new full-time jobs in Mississippi and matching expenditures of $112 million. Under the Louisiana agreement, Ships is required to match the state’s funding for expenditures up to $56 million through 2007, and employ a minimum of 5,200 full-time employees in 16 of the 32 fiscal quarters beginning January 1, 2003, and ending December 31, 2010. As of March 31, 2006, $56 million has been appropriated by Louisiana and employment commitments for 13 of the 16 quarters have been fulfilled and the matching funds requirement has been met.

Failure by Ships to meet these commitments would result in reimbursement by Ships to Mississippi and Louisiana in accordance with the respective agreements. As of March 31, 2006, management believes that Ships is in compliance with its commitments to date under these agreements, and expects that all future commitments under these agreements will be met based on the most recent Ships business plan.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At March 31, 2006, there were $490 million of unused stand-by letters of credit, $80 million of bank guarantees, and $554 million of surety bonds outstanding.

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

11.  RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three months ended March 31
	Pension Benefits		Medical and Life Benefits
$ in millions	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$185	$169	$18	$18
Interest cost	291	273	47	45
Expected return on plan assets	(393)	(367)	(13)	(12)
Amortization of:
Prior service costs	9	13	(2)
Net loss from previous years	20	15	8	6

Net periodic benefit cost from continuing operations	$112	$103	$58	$57

Defined contribution plans cost	$67	$63

Employer Contributions – The company expects to contribute approximately $441 million to its pension plans and approximately $192 million to its medical and life benefit plans in 2006. As of March 31, 2006, contributions of $29 million and $23 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

NORTHROP GRUMMAN CORPORATION

12.  STOCK-BASED COMPENSATION

At March 31, 2006, the company had share-based awards outstanding under three stock-based compensation plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1995 Stock Option Plan for Non-Employee Directors. All of these plans were approved by the company’s shareholders. Share-based awards under these plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards). A detailed description of these plans can be found in the company’s 2005 Annual Report on Form 10-K.

Prior to January 1, 2006, the company applied Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees and related interpretations in accounting for awards made under the company’s stock-based compensation plans. Stock Options granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized. Stock Awards were valued at their fair market value measured at the date of grant, updated periodically using the mark-to-market method, and compensation expense was recognized over the vesting period of the award.

Accelerated Vesting – On May 16, 2005, in connection with an evaluation of the company’s overall incentive compensation strategy, the Compensation and Management Development Committee of the company’s board of directors approved accelerating the vesting for all outstanding unvested employee Stock Options (excluding options held by elected officers), effective September 30, 2005. As part of its evaluation, management considered the amount of compensation expense that would otherwise have been recognized in the company’s results of operations upon the adoption of SFAS No. 123R. The accelerated options had a weighted average exercise price of $51 with original vesting dates through April 2009. The charge associated with the acceleration of vesting was not material.

Adoption of New Standard – Effective January 1, 2006, the company adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three months ended March 31, 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 – Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified-prospective transition method, results for prior periods have not been restated. All of the company’s stock award plans are considered equity plans under SFAS No. 123R, and compensation expense recognized as previously described is net of estimated forfeitures of share based awards over the vesting period. The effect of adopting SFAS No. 123R was not material to the company’s income from continuing operations and net income for the three months ended March 31, 2006, and the cumulative effect of adoption using the modified-prospective transition method was similarly not material.

Compensation Expense – Total stock-based compensation for the three months ended March 31, 2006 was $48 million, of which $3 million related to Stock Options and $45 million related to Stock Awards. For the three months ended March 31, 2005, total stock-based compensation was $25 million, principally consisting of Stock Awards. Tax benefits recognized in the consolidated condensed statements of income for stock-based compensation during the three months ended March 31, 2006, and 2005, were $17 million and $9 million, respectively. In addition, the company realized excess tax benefits of $34 million from the exercise of stock options and $5 million from the vesting of stock awards in the three months ended March 31, 2006. SFAS 123R requires that cash flows resulting from excess tax benefits be classified as financing cash flows in the accompanying consolidated condensed statements of cash flows.

Stock Options – The fair value of each of the company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the company’s Stock Option awards is expensed on a straight-line basis over the vesting period of the options,

NORTHROP GRUMMAN CORPORATION

which is generally four years. Expected volatility is based on an average of (1) historical volatility of the company’s stock and (2) implied volatility from traded options on the company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The company uses historical data to estimate forfeitures within its valuation model. The expected term of awards granted is derived from historical experience under the company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the company’s Stock Options for the three months ended March 31, 2006, and 2005, were as follows:

	2006	2005
Dividend yield	1.6%	1.9%
Volatility rate	25%	30%
Risk-free interest rate	4.6%	3.6%
Expected option life (years)	6.0	6.0

The weighted average grant date fair value of Stock Options granted during the three months ended March 31, 2006, and 2005, was $18 and $16, respectively.

Stock Option activity for the three months ended March 31, 2006, was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at January 1, 2006	27,817,816	$48	5.5 years	$329
Granted	806,690	$65
Exercised	(6,085,123)	$48

Outstanding at March 31, 2006	22,539,383	$49	5.6 years	$433

Vested and expected to vest in the future at March 31, 2006	22,452,654	$49	5.6 years	$433

Exercisable at March 31, 2006	20,720,054	$48	5.4 years	$414

Available for grant at March 31, 2006	12,613,365

The total intrinsic value of options exercised during the three months ended March 31, 2006, and 2005, was $112 million and $14 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2006 (for outstanding options), less the applicable exercise price.

Stock Awards – The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. Compensation expense for Stock Awards is measured at the grant date and recognized over the vesting period. Grants of Stock Awards with performance features are adjusted (upward or downward) at the vesting date based on achievement of the performance criteria established by the board of directors. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted, or forfeited, in the period that the related grant is vested. There were 1.9 million Stock Awards that vested in the three months ended March 31, 2005, with a total fair value of $104 million. There were 2.1 million Stock Awards granted in the three months ended March 31, 2005, with a weighted average grant date fair value of $54.

NORTHROP GRUMMAN CORPORATION

Stock Award activity for the three months ended March 31, 2006, was as follows:

	Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2006	5,785,918	$53	0.9 years
Granted (including performance adjustment on shares vested)	4,154,591	63
Vested	(2,368,780)	56
Forfeited	(59,924)	50

Outstanding at March 31, 2006	7,511,805	$57	2.0 years

Available for grant at March 31, 2006	6,223,646

Unrecognized Compensation Expense – At March 31, 2006, there was $387 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $23 million relates to Stock Options and $364 million relates to Stock Awards that are expected to be charged to expense over a weighted-average period of 2 years.

Pro-forma Compensation Expense – Had compensation expense for the three months ended March 31, 2005, been determined based on the fair value at the grant dates for stock awards, consistent with SFAS No. 123 – Accounting for Stock-Based Compensation, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below:

$ in millions, except per share	Three months ended March 31, 2005
Net income as reported	$409
Stock-based compensation, net of tax, included in net income as reported	16
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(27)

Pro-forma net income using the fair value method	$398

Basic Earnings Per Share
As reported	$1.13
Pro-forma	$1.10
Diluted Earnings Per Share
As reported	$1.11
Pro-forma	$1.08

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2006, and the related consolidated condensed statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 16, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

April 24, 2006

NORTHROP GRUMMAN CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the company’s products and services, industry outlook, and business trends.

Northrop Grumman provides technologically advanced, innovative products, services, and solutions in information and services, aerospace, electronics, and shipbuilding. As a prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and commercial technology programs in the United States and abroad. Northrop Grumman conducts most of its business with the United States (U.S.) Government, principally the Department of Defense. The company also conducts business with foreign governments and makes domestic and international commercial sales.

For presentation and discussion purposes, the company’s seven reportable segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Ships segments are presented as separate businesses. The Ships segment includes the aggregated results of the Newport News and Ship Systems operating segments.

Effective January 1, 2006, in order to provide a more relevant depiction of the management and performance of the company’s businesses, sales and segment operating margin in the following tables were revised to include margin on intersegment sales for all periods presented. Intersegment amounts are then eliminated upon consolidation of the segments.

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

There have been no changes in the company’s critical accounting policies during the three months ended March 31, 2006.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three months ended March 31
$ in millions, except per share	2006	2005
Sales and service revenues	$7,184	$7,453
Operating margin	595	595
Interest income	13	14
Interest expense	(90)	(95)
Other, net	(1)	82
Federal and foreign income taxes	160	198
Diluted earnings per share from continuing operations	1.02	1.08
Net cash (used in) provided by operating activities	(115)	263

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues

Sales and service revenues for the three months ended March 31, 2006, decreased $269 million, or 4 percent, as compared with the same period in 2005, primarily due to decreased sales in the Ships segment. The decrease in the Ships segment was due to lower volume on the DD(X) program, as well as hurricane-related work delays on the LPD, LHD, DDG, and Coast Guard Deepwater programs.

Operating margin

The operating margin rate for the three months ended March 31, 2006, was 8.3 percent, as compared with 8.0 percent in the same period of 2005. The increase was primarily due to improved performance at Mission Systems, Electronics, and Space Technology, partially offset by decreased margins at Ships, Integrated Systems, and Information Technology.

Operating margin consists of the following:

	Three months ended March 31
$ in millions	2006	2005
Segment operating margin	$644	$638
Unallocated expenses	(35)	(27)
Net pension expense adjustment	(10)	(11)
Reversal of royalty income	(4)	(5)

Total operating margin	$595	$595

Unallocated Expenses – Unallocated expenses for the three months ended March 31, 2006, increased $8 million, or 30 percent, as compared with the same period in 2005. The increase was due primarily to timing of unrecoverable corporate costs.

Net Pension Expense Adjustment – The net pension expense adjustment reflects the excess pension expense determined in accordance with accounting principles generally accepted in the United States of America over the pension expense included in segment cost of sales to the extent that these costs are currently recognized under U.S. Government Cost Accounting Standards (CAS). The net pension expense adjustment for the three months ended March 31, 2006, was comparable to the same period in 2005.

Reversal of Royalty Income – Royalty income is included in segment operating margin for internal reporting purposes. For external reporting purposes, royalty income is reclassified to the “Other, net” line item discussed below.

Interest Expense

Interest expense for the three months ended March 31, 2006, decreased $5 million, or 5 percent, as compared with the same period in 2005. The decrease was primarily due to lower average debt outstanding in the most recent period.

Other, Net

Other, net for the three months ended March 31, 2006, decreased $83 million, or 101 percent, as compared with the same period in 2005. The decrease was primarily due to the pre-tax gain of $70 million recognized from the sale of TRW Auto shares in the first quarter of 2005.

Federal and Foreign Income Taxes

The company’s effective tax rate on income from continuing operations for the three months ended March 31, 2006, was 30.9 percent as compared with 33.2 percent for the same period in 2005. During the three months

NORTHROP GRUMMAN CORPORATION

ended March 31, 2006, the company recognized a net tax benefit of $18 million with respect to tax credits associated with qualified wages paid to employees affected by Hurricane Katrina.

Discontinued Operations

Discontinued operations for the three months ended March 31, 2006, is comprised of a $5 million after-tax gain on the divestiture of the assembly business of Interconnect Technologies (Interconnect). See Note 3 to the Consolidated Condensed Financial Statements in Part I, Item 1. Discontinued operations for the three months ended March 31, 2005, is comprised of an $11 million after-tax gain on the divestiture of Teldix GmbH (Teldix).

Diluted Earnings Per Share from Continuing Operations

Diluted earnings per share for the three months ended March 31, 2006, was $1.02 per share, as compared with $1.08 per share in the same period in 2005. Earnings per share are based on weighted average diluted shares outstanding of 350.8 million for the three months ended March 31, 2006, and 367 million for the same period in 2005.

Net Cash (Used in) Provided by Operating Activities

For the three months ended March 31, 2006, the company used net cash in operating activities of $115 million compared to net cash provided of $263 million for the three months ended March 31, 2005. The decrease was primarily due to growth in accounts receivable during the quarter.

SEGMENT OPERATING RESULTS

For presentation and discussion purposes, the company’s seven reportable segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Ships segments are presented as separate businesses. The Ships segment includes the aggregated results of the Newport News and Ship Systems operating segments.

Effective January 1, 2006, in order to provide a more relevant depiction of the management and performance of the company’s businesses, sales and segment operating margin in the following tables were revised to include margin on intersegment sales for all periods presented. Intersegment amounts are then eliminated upon consolidation of the segments.

NORTHROP GRUMMAN CORPORATION

	Three months ended March 31
$ in millions	2006	2005
Sales and Service Revenues
Information & Services
Mission Systems	$1,264	$1,254
Information Technology	1,057	1,034
Technical Services	275	274

Total Information & Services	2,596	2,562

Aerospace
Integrated Systems	1,437	1,287
Space Technology	855	863

Total Aerospace	2,292	2,150

Electronics	1,509	1,547
Ships	1,133	1,514
Other		11
Intersegment eliminations	(346)	(331)

Total sales and service revenues	$7,184	$7,453

Operating Margin
Information & Services
Mission Systems	$117	$93
Information Technology	75	76
Technical Services	13	12

Total Information & Services	205	181

Aerospace
Integrated Systems	149	142
Space Technology	71	67

Total Aerospace	220	209

Electronics	177	162
Ships	68	107
Other		(1)
Intersegment eliminations	(26)	(20)

Total segment operating margin	$644	$638

Effective January 1, 2006, the company established a new reportable segment, Technical Services, to leverage existing business strengths and synergies in the rapidly expanding areas of logistics support, sustainment and technical services. Technical Services consolidates multiple programs in logistics operations from the Electronics (formerly Electronic Systems), Integrated Systems, Mission Systems and Information Technology segments.

Effective January 1, 2006, certain business areas within the Electronics and Information Technology segments were realigned and some business areas have been renamed. Where applicable, all comparisons to prior period information reflect these realignments and references to business areas in the discussion below reflect the new names.

NORTHROP GRUMMAN CORPORATION

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

Contract Acquisitions, Sales and Service Revenues, and Segment Operating Margin in the tables within this section include intercompany amounts that are eliminated in the accompanying Consolidated Condensed Financial Statements.

INFORMATION & SERVICES

Mission Systems

Mission Systems is a leading global system integrator of complex, mission-enabling systems for government, military, and commercial customers. Products and services are focused in the following business areas: Command, Control & Intelligence Systems; Missile Systems; and Technical & Management Services.

	Three months ended March 31
$ in millions	2006	2005
Contract Acquisitions	$1,728	$1,229
Sales and Service Revenues	1,264	1,254
Segment Operating Margin	117	93
As a percentage of segment sales	9.3%	7.4%

Contract Acquisitions

Mission Systems contract acquisitions for the three months ended March 31, 2006, increased $499 million, or 41 percent, as compared with the same period in 2005, partially due to the receipt of delayed funding upon the approval of the federal defense budget. Significant acquisitions during the three months ended March 31, 2006, included $413 million for the Intercontinental Ballistic Missile (ICBM) program, $92 million for the Joint National Integration Center Research & Development Contract, $51 million for the Kinetic Energy Interceptor program, and $59 million for the Command Post Program.

Sales and Service Revenues

Mission Systems sales for the three months ended March 31, 2006, increased $10 million, or 1 percent, as compared with the same period in 2005. The increase was primarily due to higher sales in Command, Control & Intelligence Systems, partially offset by lower sales in Missile Systems. Command, Control & Intelligence Systems revenue increased $28 million due to increased volume on several programs. Missile Systems revenue decreased $18 million primarily due to lower volume on the ICBM program.

NORTHROP GRUMMAN CORPORATION

Segment Operating Margin

Mission Systems operating margin for the three months ended March 31, 2006, increased $24 million, or 26 percent, as compared with the same period in 2005. The increase was primarily due to favorable performance on the ICBM program in Missile Systems and on several programs in Command, Control & Intelligence Systems, and lower amortization expense for purchased intangibles.

Information Technology

Information Technology is a premier provider of advanced information technology (IT) solutions, engineering, and business services for government and commercial customers. Products and services are focused in the following business areas: Intelligence; Civilian Agencies; Commercial, State & Local; and Defense.

	Three months ended March 31
$ in millions	2006	2005
Contract Acquisitions	$1,278	$1,103
Sales and Service Revenues	1,057	1,034
Segment Operating Margin	75	76
As a percentage of segment sales	7.1%	7.4%

Contract Acquisitions

Information Technology contract acquisitions for the three months ended March 31, 2006, increased $175 million, or 16 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended March 31, 2006, included $77 million for the Enterprise Engineering program, $66 million for the Identification 1 program, $56 million for the Treasury Communications System program, and $47 million for the San Diego IT Outsourcing program.

Sales and Service Revenues

Information Technology sales for the three months ended March 31, 2006, increased $23 million, or 2 percent, as compared with the same period in 2005. The increase was primarily due to higher sales in Defense, Civilian Agencies, and Intelligence, partially offset by lower sales in Commercial, State & Local. Defense revenue increased $36 million due to new programs, most notably the United Kingdom Whole Life Support Programme, and higher volume in existing programs. Civilian Agencies revenue increased $26 million primarily due to the acquisition of Integic in March 2005. Intelligence revenue increased $14 million due to higher volume in existing programs. Commercial, State & Local revenue decreased $66 million which includes a $53 million decrease in the value-added reseller business. In the first quarter of 2006, the company announced that it would exit the reseller business and expects to close this operation by the end of 2006. The results of operations of this business will be reclassified to discontinued operations in the period in which it is shut down.

Segment Operating Margin

Information Technology operating margin for the three months ended March 31, 2006, was essentially unchanged as compared with the same period in 2005. The results of operations of the value-added reseller business will be reclassified to discontinued operations in the period in which it is shut down.

NORTHROP GRUMMAN CORPORATION

Technical Services

Technical Services is a leading provider of logistics, infrastructure, and sustainment support, while also providing a wide-array of technical services including training and simulation.

	Three months ended March 31
$ in millions	2006	2005
Contract Acquisitions	$451	$270
Sales and Service Revenues	275	274
Segment Operating Margin	13	12
As a percentage of segment sales	4.7%	4.4%

Contract Acquisitions

Technical Services contract acquisitions for the three months ended March 31, 2006, increased $181 million, or 67 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended March 31, 2006, included $172 million for the Joint Base Operations Support (JBOSC) program, $41 million for the Fort Irwin program, and additional funding of $21 million for the Citizenship and Immigration Services (CIS) program.

Sales and Service Revenues

Technical Services sales for the three months ended March 31, 2006, was essentially unchanged as compared with the same period in 2005.

Segment Operating Margin

Technical Services operating margin for the three months ended March 31, 2006, was essentially unchanged as compared with the same period in 2005.

AEROSPACE

Integrated Systems

Integrated Systems is a leader in the design, development, and production of airborne early warning, electronic warfare and surveillance, and battlefield management systems, as well as manned and unmanned tactical and strike systems. Products and services are focused in the following business areas: Integrated Systems Western Region, Airborne Early Warning & Electronic Warfare Systems, and Airborne Ground Surveillance & Battle Management Systems.

	Three months ended March 31
$ in millions	2006	2005
Contract Acquisitions	$2,735	$1,926
Sales and Service Revenues	1,437	1,287
Segment Operating Margin	149	142
As a percentage of segment sales	10.4%	11.0%

Contract Acquisitions

Integrated Systems contract acquisitions for the three months ended March 31, 2006, increased $809 million, or 42 percent, as compared with the same period in 2005, partially due to the receipt of delayed funding upon the approval of the federal defense budget. Significant acquisitions during the three months ended March 31, 2006, included $707 million related to the F/A-18 program, $609 million related to the E-2C Advanced Hawkeye program, $311 million related to the F-35 program, and $208 million related to the B-2 program.

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues

Integrated Systems sales for the three months ended March 31, 2006, increased $150 million, or 12 percent, as compared with the same period in 2005. The increase resulted from higher sales in Airborne Early Warning & Electronic Warfare Systems and Integrated Systems Western Region. Airborne Early Warning & Electronic Warfare Systems revenue increased $75 million primarily due to higher volume in the E-2C Advanced Hawkeye and E-2 Post Multi-Year Procurement programs. Integrated Systems Western Region revenue increased $73 million primarily due to higher volume in the F/A-18 and F-35 programs.

Segment Operating Margin

Integrated Systems operating margin for the three months ended March 31, 2006, increased $7 million, or 5 percent, as compared with the same period in 2005. The increase was primarily due to increased volume in Airborne Early Warning & Electronic Warfare Systems and Integrated Systems Western Region. The decrease in operating margin as a percentage of sales reflects an increased proportion of lower margin development programs including F-35, HALE Systems (Global Hawk), E-2C Advanced Hawkeye, and E-10A.

Space Technology

Space Technology develops and integrates a broad range of systems at the leading edge of space, defense, and electronics technology, including the design, development, manufacture, and integration of spacecraft systems and subsystems, electronic and communications payloads, advanced avionics systems, and high energy laser systems and subsystems. Products and services are focused in the following business areas: Intelligence, Surveillance & Reconnaissance; Civil Space; Satellite Communications; Software Defined Radios; Missile & Space Defense; and Technology.

	Three months ended March 31
$ in millions	2006	2005
Contract Acquisitions	$1,641	$873
Sales and Service Revenues	855	863
Segment Operating Margin	71	67
As a percentage of segment sales	8.3%	7.8%

Contract Acquisitions

Space Technology contract acquisitions for the three months ended March 31, 2006, increased $768 million, or 88 percent, as compared with the same period in 2005, partially due to the receipt of delayed funding upon the approval of the federal defense budget. Significant acquisitions during the three months ended March 31, 2006, included $482 million for restricted programs, $342 million for the Advanced Extremely High Frequency program, and additional funding of $304 million for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program.

Sales and Service Revenues

Space Technology sales for the three months ended March 31, 2006, decreased $8 million, or 1 percent, as compared with the same period in 2005. The decrease was primarily due to lower sales in Missile & Space Defense, Civil Space, and Software Defined Radios. Missile & Space Defense revenue decreased $21 million, due to the wind down of the Mobile Tactical High Energy Laser program, which was partially offset by increased sales for the Airborne Laser program. Civil Space revenue decreased $13 million, due to lower sales in the NPOESS and James Webb Space Telescope programs. Software Defined Radios decreased $13 million, due to lower sales for the Joint Strike Fighter and NextGen programs. These sales decreases were partially offset by higher volume in the Advanced Extremely High Frequency program in Satellite Communications.

NORTHROP GRUMMAN CORPORATION

Segment Operating Margin

Space Technology operating margin for the three months ended March 31, 2006, increased $4 million, or 6 percent, as compared with the same period in 2005. The increase was primarily due to performance improvements in Satellite Communications and Missile & Space Defense.

ELECTRONICS

Electronics is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Products and services are focused in the following business areas: Aerospace Systems, Defensive Systems, Navigation Systems, Government Systems, Naval & Marine Systems, and Defense Other.

	Three months ended March 31
$ in millions	2006	2005
Contract Acquisitions	$1,846	$1,670
Sales and Service Revenues	1,509	1,547
Segment Operating Margin	177	162
As a percentage of segment sales	11.7%	10.5%

Contract Acquisitions

Electronics contract acquisitions for the three months ended March 31, 2006, increased $176 million, or 11 percent, as compared with the same period in 2005, partially due to the receipt of delayed funding upon the approval of the federal defense budget. Significant acquisitions during the three months ended March 31, 2006, included $111 million for the MP-RTIP Phase II program, $104 million for the Virginia-class program, and $89 million for the SBIRS program.

Sales and Service Revenues

Electronics sales for the three months ended March 31, 2006, decreased $38 million, or 2 percent, as compared with the same period in 2005. The decrease was primarily due to lower sales in Aerospace Systems and Navigation Systems. Aerospace Systems revenue decreased $32 million due to lower volume on the F-16 Block 60 program as production winds down. Navigation Systems revenue decreased $31 million primarily resulting from the divestiture of Teldix in 2005. These decreases were partially offset by higher volume in Government Systems, which increased revenue by $26 million primarily due to Tactical Communications programs.

Segment Operating Margin

Electronics operating margin for the three months ended March 31, 2006, increased $15 million, or 9 percent, as compared with the same period in 2005. The increase was primarily due to performance improvements in several programs in Defensive Systems and Aerospace Systems, and lower amortization expense for purchased intangibles.

SHIPS

Ships is one of the nation’s leading full service providers for the design, engineering, construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, international navies, and commercial vessels. Ships is also the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines. Products and services are focused in the following business areas: Aircraft Carriers, Expeditionary Warfare, Submarines, Surface Combatants, Coast Guard & Coastal Defense, Services, and Commercial & Other.

NORTHROP GRUMMAN CORPORATION

	Three months ended March 31
$ in millions	2006	2005
Contract Acquisitions	$3,054	$1,166
Sales and Service Revenues	1,133	1,514
Segment Operating Margin	68	107
As a percentage of segment sales	6.0%	7.1%

Contract Acquisitions

Ships contract acquisitions for the three months ended March 31, 2006, increased $1.9 billion, or 162 percent, as compared with the same period in 2005, partially due to the receipt of delayed funding upon the approval of the federal defense budget. Significant acquisitions during the three months ended March 31, 2006, included $1 billion for the USS Carl Vinson, $757 million for the Virginia-class Block II program, and additional funding of $450 million for the CVN21 program.

Sales and Service Revenues

Ships sales for the three months ended March 31, 2006, decreased $381 million, or 25 percent, as compared with the same period in 2005. The decrease was primarily due to lower sales in Surface Combatants and Expeditionary Warfare. Surface Combatants revenue decreased $276 million primarily due to lower volume in the DD(X) program. Sales in the LPD, LHD, DDG, and Coast Guard Deepwater programs were impacted by hurricane-related work delays.

Segment Operating Margin

Ships operating margin for the three months ended March 31, 2006, decreased $39 million, or 36 percent, as compared with the same period in 2005, primarily due to decreased sales volume in Surface Combatants and Expeditionary Warfare, and reduced margin rates in the LPD, LHD, DDG, and Coast Guard Deepwater programs as a result of hurricane-related work delays and cost growth.

BACKLOG

Total backlog at March 31, 2006, was approximately $58 billion. Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. Backlog is converted into sales as work is performed or deliveries are made.

NORTHROP GRUMMAN CORPORATION

The following table presents funded, unfunded, and total backlog by segment at March 31, 2006.

	March 31, 2006
$ in millions	Funded	Unfunded	Total Backlog
Information & Services
Mission Systems	$2,940	$7,706	$10,646
Information Technology	2,631	2,326	4,957
Technical Services	552	868	1,420

Total Information & Services	6,123	10,900	17,023

Aerospace
Integrated Systems	5,043	6,408	11,451
Space Technology	1,785	8,668	10,453

Total Aerospace	6,828	15,076	21,904

Electronics	6,694	1,803	8,497
Ships	8,050	3,065	11,115
Other
Intersegment eliminations	(531)		(531)

Total	$27,164	$30,844	$58,008

Major components in unfunded backlog as of March 31, 2006, included various restricted programs across all operating segments, the Kinetic Energy Interceptor program in the Mission Systems segment; the F-35 and F/A-18 programs in the Integrated Systems segment; the NPOESS program in the Space Technology segment; and Block II of the Virginia-class submarines program in the Ships segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – Net cash used in operating activities for the three months ended March 31, 2006, was $115 million compared to net cash provided of $263 million for the same period of 2005. The decrease was primarily due to growth in accounts receivable during the quarter. Net cash from operating activities for the three months ended March 31, 2005, included a payment of $99 million for a litigation settlement.

For 2006, cash generated from operations supplemented by borrowings under credit facilities is expected to be sufficient to service debt and contract obligations, finance capital expenditures, complete the share repurchase program, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2006, was $143 million compared to $310 million in the same period of 2005. During the first quarter of 2006, the company received net proceeds of $26 million from the sale of the assembly business of Interconnect and $37 million of insurance proceeds related to Hurricane Katrina. During the three months ended March 31, 2005, the company acquired Integic for $313 million, sold 7.3 million common shares of TRW Auto for $143 million, and sold Teldix for $56 million.

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2006, was $1 billion compared to $399 million in the same period of 2005. Net cash from financing activities for the three months ended March 31, 2006, included payments of $436 million related to maturities of long-term debt. During the three months ended March 31, 2006 and 2005, the company paid approximately $787 million and $360 million under common stock repurchase programs, respectively. See Note 5 to the Consolidated Condensed

NORTHROP GRUMMAN CORPORATION

Financial Statements in Part I, Item 1. During the three months ended March 31, 2006, the company received cash of $286 million from the exercise of stock options.

NEW ACCOUNTING STANDARDS

None of the new accounting pronouncements that became effective during the periods presented had a material effect on the company’s financial position or results of operations. The expanded disclosure requirements of Statement of Financial Accounting Standards No. 123R – Share-Based Payment (SFAS No. 123R) are presented in Note 12.

FORWARD-LOOKING INFORMATION

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s 2005 Annual Report on Form 10-K as amended or supplemented by the information in Part II, Item 1A below, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

•	future revenues;
•	expected program performance and cash flows;
•	returns on pension plan assets and variability of pension actuarial and related assumptions;
•	the outcome of litigation and appeals;
•	hurricane-related insurance recoveries;
•	environmental remediation;
•	divestitures of businesses;
•	successful reduction of debt;
•	performance issues with key suppliers and subcontractors;
•	product performance and the successful execution of internal plans;
•	successful negotiation of contracts with labor unions;
•	effective tax rates and timing and amounts of tax payments;
•	the results of any audit or appeal process with the Internal Revenue Service; and
•	anticipated costs of capital investments.

You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. The company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the company’s filings with the Securities and Exchange Commission on Form 10-K and Form 8-K.

NORTHROP GRUMMAN CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, and short-term investments. At March 31, 2006, substantially all borrowings were fixed-rate long-term debt obligations, none of which are callable until maturity (other than make-whole calls). The company’s sensitivity to a 1 percent change in interest rates is tied primarily to its $2 billion credit agreement, which had no balance outstanding at March 31, 2006.

The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. The company does not hold or issue derivative financial instruments for trading purposes. At March 31, 2006, two interest rate swap agreements were in effect but were not material.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At March 31, 2006, the amount of foreign currency forward contracts outstanding was not material. The market risk exposure relating to foreign currency exchange is not material to the consolidated financial statements.

Accelerated Stock Repurchase – The company is subject to equity price risk due to the repurchase of common stock through its accelerated stock repurchase program (see Part II, Item 2). At the end of the program, the company is required to receive or pay a price adjustment based on the difference between the average price paid by Credit Suisse, New York Branch (Credit Suisse) for the company’s stock over the life of the program and the initial purchase price of $64.78 per share. At the company’s election, any payments obligated pursuant to the settlement of the forward contract could either be in cash or in shares of the company’s common stock. Changes in the fair value of the company’s common stock will impact the final settlement of the program. Settlement is expected to occur in the second quarter of 2006, depending upon the timing and pace of open market purchases. Assuming Credit Suisse purchases the remaining shares at a price per share equal to the closing price of the company’s common stock on March 31, 2006 ($68.29), the company would be required to pay approximately $38.1 million (including related settlement fees, interest and expenses) or issue approximately 550,000 shares of common stock to complete the transaction.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The company’s principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of March 31, 2006, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2006, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

U.S. Government Investigations and Claims – Departments and agencies of the United States (U.S.) Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil, or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts.

At a briefing in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. It is unclear whether the potential claims relate to a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California. The company responded to the allegations, and the parties continue to meet to better understand the factual basis of the claims before the government decides whether to institute formal legal proceedings or to pursue some other form of resolution. Because of the highly technical nature of the issues involved and their classified status, final resolution of this matter could take a considerable amount of time, particularly if litigation should ensue. If the U.S. Department of Justice were to pursue litigation and were to be ultimately successful on its theories of liability and compensatory damages, the effect upon the company’s financial position, results of operations, and cash flows would be material. Based upon its review to date, the company believes that it acted appropriately in this matter but can give no assurance that its view will prevail. The company is not able to estimate the amount of damages, if any, at this time.

Based upon the available information regarding matters that are subject to U. S. Government investigations, other than as set out in the immediately preceding paragraph, the company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in the company’s 2005 Annual Report on Form 10-K:

The Company’s Insurance Coverage May Be Inadequate to Cover All of Its Significant Risks or Its Insurers May Deny Coverage of Material Losses Incurred by the Company, Which Could Adversely Affect the Company’s Profitability and Overall Financial Position.

The company endeavors to identify and obtain in established markets insurance agreements to cover significant risks and liabilities (including, among others, natural disasters, products liability and business interruption). Not every risk or liability can be protected against by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. In such loss situations, the company may have to bear substantial costs that could have an adverse effect upon its

NORTHROP GRUMMAN CORPORATION

consolidated results of operations and its overall consolidated financial position. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, where litigation with the carrier becomes necessary, an outcome unfavorable to the company may adversely affect the company’s consolidated results of operations. See Note 8 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Pension and Medical Expense Associated with the Company’s Retirement Benefit Plans May Change Significantly Depending Upon Changes in Actuarial Assumptions, Future Market Performance of Plan Assets, and Changes in Regulations, and Such Changes Could Adversely Affect the Company’s Financial Position, Results of Operations, and Cash Flows.

A substantial portion of the company’s current and retired employee population is covered by pension and post-retirement obligation plans, the costs of which are dependent upon the company’s estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trend rates for future costs. Variances from these estimates could adversely affect the company’s financial position and results of operations.

Certain of the company’s pension plans are under funded. The U.S. Congress is currently considering two separate bills designed to increase the amount by which companies fund their pension plans among other provisions. It is not possible to predict whether Congress will adopt pension reform legislation, or what form any final legislation might take. Should these bills become law in their current form, the company may be required to increase its pension funding obligations.

Current Trends in U.S. Government Procurement Methodology May Adversely Affect Cash Flows or Program Profitability.

The company, like others in the defense industry, is aware of a potential problem presented by strict compliance with the Defense Federal Acquisition Regulation Supplement preference for enumerated specialty metals sourced domestically or from certain foreign countries. Subcontractors and lower-tier suppliers have made disclosures indicating inability to comply with the rule as written, particularly for low-value parts such as washers, screws, nuts, bolts, resistors and capacitors. Inability to certify that all enumerated specialty metals in a product comply with sourcing requirements may lead to U.S. Government customers withholding a portion of a payment on delivery or may prevent delivery altogether of materiel and products critical to national defense.

NORTHROP GRUMMAN CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006, through January 31, 2006				$1.0 billion
February 1, 2006, through February 28, 2006				$1.0 billion
March 1, 2006, through March 31, 2006	11,577,647	$64.78	11,577,647	$213 million

Total	11,577,647	$64.78	11,577,647	$213 million

(1)	On October 24, 2005, the company’s board of directors authorized a share repurchase program of up to $1.5 billion of its outstanding common stock, which commenced in November 2005 and is expected to be completed by the end of 2006.

Under this program, the company entered into an initial agreement with Credit Suisse, New York Branch (Credit Suisse) on November 4, 2005, to repurchase approximately 9.1 million shares of common stock at an initial price of $55.15 per share for a total of $500 million. Credit Suisse immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse purchased shares in the open market to settle its share borrowings. On March 1, 2006, Credit Suisse completed its purchases under this agreement, and the company paid $37 million for the final price adjustment under the terms of the agreement (which is deducted from the dollar value remaining under the program in the table above). The final average purchase price was $59.05 per share.

The company entered into a second agreement with Credit Suisse on March 6, 2006, to repurchase approximately 11.6 million shares of common stock at an initial price of $64.78 per share for a total of $750 million. Under this agreement, Credit Suisse immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse began purchasing shares in the open market to settle its share borrowings. The company’s initial share repurchase is subject to adjustment based on the actual cost of the shares subsequently purchased by Credit Suisse. The price adjustment can be settled, at the company’s option, in cash or in shares of common stock.

As of March 31, 2006, Credit Suisse had purchased 3.8 million shares, or 33 percent of the shares under the agreement, at an average price per share of $68.30 net of commissions, interest and other fees. Assuming Credit Suisse purchases the remaining shares at a price per share equal to the closing price of the company’s common stock on March 31, 2006 ($68.29), the company would be required to pay approximately $38.1 million or issue approximately 550,000 shares of common stock to complete the transaction. The settlement amount may increase or decrease depending upon the average price paid for the shares under the program. Settlement is expected to occur in the second quarter of 2006, depending upon the timing and pace of the purchases, and would result in an adjustment to shareholders’ equity.

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

Item 5.  Other Information

No information is required in response to this item.

Item 6.  Exhibits

10.1	Accelerated Share Repurchase Agreement, dated as of March 6, 2006, between Credit Suisse, New York Branch, and Northrop Grumman Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 6, 2006 and filed March 7, 2006)

*10.2	Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non-Section 162(m) Officers)

10.3	Authorization of base salary adjustments (effective December 31, 2005 for Named Executive Officers (“NEOs”), as defined by Item 402(a)(3) of SEC Regulation S-K, of Northrop Grumman Corporation), approval of cash bonus compensation for 2005 for NEOs; and approval of 2006 goals under the 2002 Incentive Compensation Plan (incorporated by reference to Item 1.01 of Form 8-K dated February 15, 2006 and filed February 17, 2006)

*15	Letter from independent registered public accounting firm regarding unaudited interim financial information

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report
**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

Date: April 24, 2006	By:	/S/ KENNETH N. HEINTZ
Kenneth N. Heintz Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)