Form 10-Q
period 2006-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2006-07-27
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 25, 2006, 344,514,817 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

$ in millions	June 30, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$751	$1,605
Accounts receivable, net of progress payments of $34,246 in 2006 and $31,889 in 2005	3,907	3,553
Inventoried costs, net of progress payments of $1,159 in 2006 and $1,162 in 2005	1,296	1,164
Deferred income taxes	774	783
Prepaid expenses and other current assets	317	446
Total current assets	7,045	7,551
Property, plant, and equipment, net of accumulated depreciation of $2,829 in 2006 and $2,595 in 2005	4,403	4,403
Goodwill	17,380	17,383
Other purchased intangibles, net of accumulated amortization of $1,494 in 2006 and $1,421 in 2005	1,200	1,273
Prepaid retiree benefits cost and intangible pension asset	2,888	2,925
Other assets	760	679
Total assets	$33,676	$34,214

NORTHROP GRUMMAN CORPORATION

$ in millions	June 30, 2006	December 31, 2005
Liabilities and Shareholders’ Equity:
Notes payable to banks	$79	$50
Current portion of long-term debt	735	1,214
Trade accounts payable	1,452	1,589
Accrued employees’ compensation	1,093	1,105
Advances on contracts	1,665	1,626
Income taxes payable	589	668
Other current liabilities	1,525	1,722
Total current liabilities	7,138	7,974
Long-term debt	3,821	3,881
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,779	3,701
Deferred income taxes	626	595
Other long-term liabilities	916	885
Total liabilities	16,630	17,386
Common stock, 800,000,000 shares authorized; issued and outstanding: 2006 — 344,410,947; 2005 — 347,357,291	344	347
Paid-in capital	11,185	11,571
Retained earnings	5,642	5,055
Accumulated other comprehensive loss	(125)	(145)
Total shareholders’ equity	17,046	16,828
Total liabilities and shareholders’ equity	$33,676	$34,214

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30		Six months ended June 30
$ in millions, except per share	2006	2005	2006	2005
Sales and Service Revenues
Product sales	$4,772	$5,177	$9,169	$9,980
Service revenues	2,829	2,630	5,525	5,129

Total sales and service revenues	7,601	7,807	14,694	15,109

Cost of Sales and Service Revenues
Cost of product sales	3,691	4,146	7,137	7,979
Cost of service revenues	2,464	2,351	4,830	4,579
General and administrative expenses	764	689	1,441	1,335

Operating margin	682	621	1,286	1,216
Other Income (Expense)
Interest income	3	25	16	39
Interest expense	(87)	(94)	(177)	(189)
Other, net	(9)	7	(10)	89

Income from continuing operations before income taxes	589	559	1,115	1,155
Federal and foreign income taxes	147	190	311	388

Income from continuing operations	442	369	804	767
(Loss) gain from discontinued operations, net of tax	(12)	(2)	(17)	9

Net income	$430	$367	$787	$776

Basic Earnings (Loss) Per Share
Continuing operations	$1.28	$1.03	$2.33	$2.13
Discontinued operations	(.03)	(.01)	(.05)	.03

Basic earnings per share	$1.25	$1.02	$2.28	$2.16

Weighted average common shares outstanding, in millions	344.0	358.5	345.6	359.5

Diluted Earnings (Loss) Per Share
Continuing operations	$1.26	$1.01	$2.29	$2.10
Discontinued operations	(.03)	(.01)	(.05)	.02

Diluted earnings per share	$1.23	$1.00	$2.24	$2.12

Weighted average diluted shares outstanding, in millions	350.1	365.2	351.8	365.7

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Net income	$430	$367	$787	$776
Other Comprehensive Income (Loss)
Change in cumulative translation adjustment	14	(5)	17	(4)
Unrealized loss on marketable securities, net of tax of $1 and $3 for the three and six months ended June 30, 2006, respectively, and $0 for 2005	(4)	(2)	(5)	(2)
Reclassification adjustment on write-down of marketable securities, net of tax of $5 for the three and six months ended June 30, 2006	8		8
Reclassification adjustment on sale of marketable securities, net of tax of $15				(29)

Other comprehensive income (loss), net of tax	18	(7)	20	(35)

Comprehensive income	$448	$360	$807	$741

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
$ in millions	2006	2005
Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$3,451	$3,571
Collections on billings	10,961	11,586
Income tax refunds received	11	29
Interest received	18	71
Other cash receipts	58	16

Total sources of cash-continuing operations	14,499	15,273

Uses of Cash
Cash paid to suppliers and employees	13,223	13,521
Interest paid	192	195
Income taxes paid	397	349
Excess tax benefits from stock-based compensation	47
Payments for litigation settlement		99
Other cash payments	16	14

Total uses of cash-continuing operations	13,875	14,178

Cash provided by continuing operations	624	1,095
Cash used in discontinued operations	(101)	(19)

Net cash provided by operating activities	523	1,076

Investing Activities
Proceeds from sale of businesses, net of cash divested	43	56
Payment for businesses purchased, net of cash acquired		(313)
Proceeds from sale of property, plant, and equipment	10	5
Additions to property, plant, and equipment	(324)	(346)
Proceeds from insurance carrier	71
Proceeds from sale of investment		143
Payments for purchase of investment	(35)
Other investing activities, net	(16)	(17)

Net cash used in investing activities	(251)	(472)

Financing Activities
Borrowings under lines of credit	29	55
Repayment of borrowings under lines of credit		(11)
Principal payments of long-term debt	(521)	(32)
Proceeds from stock option exercises	338	52
Dividends paid	(194)	(176)
Excess tax benefits from stock-based compensation	47
Common stock repurchases	(825)	(507)

Net cash used in financing activities	(1,126)	(619)

Decrease in cash and cash equivalents	(854)	(15)
Cash and cash equivalents, beginning of period	1,605	1,230

Cash and cash equivalents, end of period	$751	$1,215

NORTHROP GRUMMAN CORPORATION

	Six months ended June 30
$ in millions	2006	2005
Reconciliation of Income from Continuing Operations to Net Cash Provided by Operating Activities
Income from continuing operations	$804	$767
Adjustments to reconcile to net cash provided by operating activities
Depreciation	278	257
Amortization of intangible assets	73	108
Stock-based compensation	107	63
Excess tax benefits from stock-based compensation	(47)
Loss on disposals of property, plant, and equipment	5	6
Amortization of long-term debt premium	(8)	(10)
Loss (gain) on investments	13	(70)
Decrease (increase) in
Accounts receivable	(2,711)	(3,085)
Inventoried costs	(124)	(96)
Prepaid expenses and other current assets	(32)	(23)
Increase (decrease) in
Progress payments	2,354	2,986
Accounts payable and accruals	(164)	(23)
Deferred income taxes	31	95
Income taxes payable	(96)	13
Retiree benefits	114	136
Other non-cash transactions, net	27	(29)

Cash provided by continuing operations	624	1,095
Cash used in discontinued operations	(101)	(19)

Net cash provided by operating activities	$523	$1,076

Non-Cash Investing and Financing Activities
Sale of businesses
Liabilities assumed by purchaser	$18	$41

Purchase of business
Fair value of assets acquired, including goodwill		$356
Consideration given for businesses purchased		(313)

Liabilities assumed		$43

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Six months ended June 30
$ in millions, except per share	2006	2005
Common Stock
At beginning of period	$347	$364
Common stock repurchased	(12)	(9)
Employee stock awards and options	9	3

At end of period	344	358

Paid-in Capital
At beginning of period	11,571	12,426
Common stock repurchased	(813)	(480)
Employee stock awards and options	427	78

At end of period	11,185	12,024

Retained Earnings
At beginning of period	5,055	4,014
Net income	787	776
Dividends	(200)	(176)

At end of period	5,642	4,614

Unearned Compensation
At beginning of period		(3)
Amortization of unearned compensation		1

At end of period		(2)

Accumulated Other Comprehensive Loss
At beginning of period	(145)	(101)
Change in cumulative translation adjustment	17	(4)
Unrealized loss on marketable securities, net of tax	(5)	(2)
Reclassification adjustment on write-down of marketable securities, net of tax	8
Reclassification adjustment on sale of marketable securities, net of tax		(29)

At end of period	(125)	(136)

Total shareholders’ equity	$17,046	$16,858

Cash dividends per share	$.56	$.49

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

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the consolidated financial position, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the company’s 2005 Annual Report on Form 10-K.

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

Accounting Estimates – The company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

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

During the second quarter of 2006, the company completed the shut down of the Enterprise Information Technology business formerly reported as part of the Information Technology segment. As such, the assets, liabilities, and results of operations of this business have been reclassified from continuing operations to discontinued operations for all periods presented (See Note 5).

2.  NEW ACCOUNTING STANDARDS

There was no material effect on the company’s consolidated financial position or results of operations due to new accounting pronouncements that became effective during the periods presented. The expanded disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123R – Share-Based Payment are presented in Note 14.

NORTHROP GRUMMAN CORPORATION

Other new pronouncements issued by the Financial Accounting Standards Board (FASB) and not effective until after June 30, 2006, are not expected to have a significant effect on the company’s consolidated financial position or results of operations, with the possible exception of the following, which is currently being evaluated by management:

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the company’s consolidated financial position and results of operations.

3.  COMMON STOCK DIVIDEND

Common Stock Dividend – On May 17, 2006, the company’s board of directors approved a 15 percent increase to the quarterly common stock dividend, from $.26 per share to $.30 per share, effective with the second quarter 2006 dividend.

4.  BUSINESS ACQUIRED

Integic – On March 21, 2005, the company acquired privately held Integic Corporation (Integic) for $319 million, which included transaction costs of $6 million. Integic specializes in enterprise health and business process management solutions and is reported in the Information Technology segment. The assets, liabilities, and results of operations of Integic were not material and thus pro-forma information is not presented.

5.  BUSINESSES SOLD AND DISCONTINUED OPERATIONS

Winchester – On June 23, 2006, the company sold Winchester Electronics (Winchester) for net cash proceeds of $17 million and recognized an after-tax gain of $2 million in discontinued operations. The results of operations of Winchester, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Interconnect – On February 24, 2006, the company sold the assembly business of Interconnect Technologies (Interconnect) for net cash proceeds of $26 million and recognized an after-tax gain of $5 million in discontinued operations. The results of operations of the assembly business of Interconnect, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Enterprise Information Technology – In January 2006, management announced its strategic decision to exit the value-added reseller business reported within the Information Technology segment as the Enterprise Information Technology (EIT) business area. The shut down of this business was completed during the second quarter of 2006 and costs associated with the shut down were not material. The results of operations of this business are reported as discontinued operations in the consolidated condensed statements of income, net of applicable income taxes, for all periods presented.

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

NORTHROP GRUMMAN CORPORATION

Sales and operating results of the EIT business and the gains from divestitures of other businesses classified within discontinued operations for the three and six months ended June 30, 2006, and 2005, respectively, were as follows:

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Sales	$52	$155	$143	$306

Loss from discontinued operations	$(8)	$(5)	$(17)	$(5)
Income tax benefit	3	2	6	2

Loss from discontinued operations, net of tax	(5)	(3)	(11)	(3)
Gains from other divestitures	4	1	12	17
Income tax expense	(11)		(18)	(5)

(Loss) gain from discontinued operations, net of tax	$(12)	$(2)	$(17)	$9

The assets and liabilities of the EIT business, as shown in the table below, are not material and have been collapsed into “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, in the accompanying Consolidated Condensed Statements of Financial Position.

	June 30,	December 31,
$ in millions	2006	2005
Current assets	$50	$140
Property, plant, and equipment, net		1
Other assets	2	1

Total assets	$52	$142

Accounts payable and other current liabilities	$26	$206

Total liabilities	$26	$206

6.  SEGMENT INFORMATION

Effective January 1, 2006, the company established a new reportable segment, Technical Services, to leverage existing business strengths and synergies in the rapidly expanding areas of logistics support, sustainment and technical services. Technical Services consolidates multiple programs in logistics operations from the Electronics, Integrated Systems, Mission Systems and Information Technology segments.

Effective January 1, 2006, in order to provide a more relevant depiction of the management and performance of the company’s businesses, sales and segment operating margin in the following tables were revised to include margin on intersegment sales for all periods presented. Intersegment amounts are then eliminated upon consolidation of the segments.

For presentation and discussion purposes, the company’s seven reportable segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Ships segments are presented as separate businesses. The Ships segment includes the aggregated results of Newport News and Ship Systems.

NORTHROP GRUMMAN CORPORATION

The following table presents segment sales and service revenues for the three and six months ended June 30, 2006, and 2005.

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Sales and Service Revenues
Information & Services
Mission Systems	$1,338	$1,271	$2,602	$2,525
Information Technology	993	968	1,941	1,847
Technical Services	300	286	575	560

Total Information & Services	2,631	2,525	5,118	4,932

Aerospace
Integrated Systems	1,397	1,391	2,834	2,678
Space Technology	865	875	1,720	1,738

Total Aerospace	2,262	2,266	4,554	4,416

Electronics	1,635	1,769	3,144	3,316
Ships	1,437	1,587	2,570	3,101
Other		11		22
Intersegment eliminations	(364)	(351)	(692)	(678)

Total sales and service revenues	$7,601	$7,807	$14,694	$15,109

The following table presents segment operating margin reconciled to total operating margin for the three and six months ended June 30, 2006, and 2005.

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Operating Margin
Information & Services
Mission Systems	$132	$99	$249	$192
Information Technology	86	82	170	158
Technical Services	16	14	29	26

Total Information & Services	234	195	448	376

Aerospace
Integrated Systems	142	117	291	259
Space Technology	81	74	152	141

Total Aerospace	223	191	443	400

Electronics	181	199	358	361
Ships	129	102	197	209
Other		(5)		(6)
Intersegment eliminations	(25)	(18)	(51)	(38)

Total segment operating margin	742	664	1,395	1,302
Non-segment factors affecting operating margin
Unallocated expenses	(46)	(42)	(81)	(69)
Net pension (expense) income	(12)	2	(22)	(9)
Reversal of royalty income included above	(2)	(3)	(6)	(8)

Total operating margin	$682	$621	$1,286	$1,216

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

Net Pension (Expense) Income – Net pension (expense) income reflects pension expense determined in accordance with GAAP less the pension expense included in segment cost of sales to the extent that these costs are currently recognized under CAS. For the three months ended June 30, 2006, and 2005, pension expense determined in accordance with GAAP was $113 million and $103 million, respectively, offset by pension expense under CAS of $101 million and $105 million, respectively. For the six months ended June 30, 2006 and 2005, pension expense determined in accordance with GAAP was $225 million and $206 million, respectively, offset by pension expense under CAS of $203 million and $197 million, respectively.

7.  EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – The dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans totaled 6.1 million shares and 6.7 million shares for the three months ended June 31, 2006, and 2005, respectively, and 6.2 million shares and 6.2 million shares for the six months ended June 30, 2006, and 2005, respectively. Shares issuable pursuant to the mandatorily redeemable preferred stock are not included in the diluted earnings per share calculations because their effect was not dilutive for the periods presented. The weighted-average diluted shares outstanding exclude shares issuable under stock options that have an exercise price in excess of the average market price of the company’s common stock during the period. The number of shares excluded was approximately 20 thousand for the six months ended June 30, 2006, and approximately 4 million for the six months ended June 30, 2005.

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

The company entered into a second agreement with Credit Suisse on March 6, 2006, to repurchase approximately 11.6 million shares of common stock at an initial price of $64.78 per share for a total of $750 million. Under this agreement, Credit Suisse immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse purchased shares in the open market to settle its share borrowings. On May 26, 2006, Credit Suisse completed its purchases under this agreement, and the company paid $37 million for the final price adjustment under the terms of the agreement. The final average purchase price was $68.01 per share.

Share repurchases take place at management’s discretion and under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions.

NORTHROP GRUMMAN CORPORATION

The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

8.  INVESTMENT IN TRW AUTO

On March 11, 2005, the company sold 7.3 million of its TRW Automotive Holdings Corp. (TRW Auto) common shares for $143 million, and recorded an after-tax gain of $45 million. The sale reduced the company’s ownership of TRW Auto to 9.7 million common shares. The remaining investment is carried at cost of $97 million and included in “Other assets” as of June 30, 2006, and December 31, 2005. The company does not consider this investment to be critical to its ongoing business operations. Any future sale would be limited by restrictions described in the Second Amended and Restated Stockholders Agreement dated January 28, 2004, between the company and TRW Auto.

9.  GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

Effective January 1, 2006, the company realigned businesses among four of its operating segments to form a new segment. As a result of this realignment, goodwill of approximately $731 million was reallocated among these five segments.

The changes in the carrying amounts of goodwill for the six months ended June 30, 2006, were as follows:

$ in millions	Balance as of December 31, 2005	Goodwill Transferred in Segment Realignment	Fair Value Adjustments to Net Assets Acquired	Balance as of June 30, 2006
Mission Systems	$4,256	$(313)		$3,943
Information Technology	2,649	(403)		2,246
Technical Services		731		731
Integrated Systems	992	(4)	$(3)	985
Space Technology	3,295			3,295
Electronics	2,575	(11)		2,564
Ships	3,616			3,616

Total	$17,383	$—	$(3)	$17,380

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets:

	June 30, 2006			December 31, 2005
$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$2,594	$(1,428)	$1,166	$2,594	$(1,357)	$1,237
Other purchased intangibles	100	(66)	34	100	(64)	36

Total	$2,694	$(1,494)	$1,200	$2,694	$(1,421)	$1,273

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense for the three and six months ended June 30, 2006, was $31 million and $73 million, respectively.

NORTHROP GRUMMAN CORPORATION

The table below shows expected amortization for purchased intangibles for the remainder of 2006 and for the next five years:

$ in millions
Year Ended December 31
2006 (July 1 - December 31)	$62
2007	121
2008	111
2009	101
2010	81
2011	42

10.  IMPACT FROM HURRICANE KATRINA

During the third quarter of 2005, the company’s operations in the Gulf Coast area of the U. S. were significantly impacted by Hurricane Katrina. As a result of the hurricane, the Ships segment suffered property damage, contract cost growth, and work delays.

As of June 30, 2006, management estimates that the total cost to repair or replace assets damaged by the storm and the costs to clean up and restore its operations will total approximately $850 million, substantially all of which is expected to be recovered through the company’s comprehensive property damage insurance. Following the storm, the company has incurred $311 million through June 30, 2006, to clean-up and restore its facilities, including capital expenditures. The company is continuing to assess its damage estimates as the process of repairing its operations is performed.

Through June 30, 2006, the company has received $233 million in insurance proceeds, the majority of which represent the reimbursement of clean-up and recovery costs and funds to replace facilities destroyed by the storm. As of June 30, 2006, the company has written off $61 million in assets that were completely destroyed by the storm. The company is in the process of managing a substantial repair and restoration activity to identify, estimate and secure the repairs needed to restore its affected operations. This includes developing the company’s extensive claim submissions to its insurers, and overseeing the repair and restoration process. To date, the company has submitted estimated expenditures for recovery that are substantially in excess of the insurance proceeds received, and is awaiting resolution of its submissions.

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

The insurance provider for coverage of damages over $500 million advised management of a disagreement regarding coverage of losses in excess of $500 million, and this matter is currently being litigated by the

NORTHROP GRUMMAN CORPORATION

company as described in Note 11. The company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. However, based on the current status of the litigation between the company and its insurance provider, no assurances can be made as to the ultimate outcome of this matter. To the extent that its insurance recoveries are inadequate to fund the repair and restoration costs that the company deems necessary, the company will pursue other means for funding the shortfall, including funding from its current operations.

11.  LITIGATION

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, and apart from the specific matters discussed elsewhere herein, the company does not believe that the resolution of any of these various claims and legal proceedings will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. During discovery in the second quarter of 2006, Cogent asserted entitlement to in excess of $50 million for lost profits, in excess of $100 million for loss of goodwill and business opportunities, in excess of $6 million in royalties, doubling of actual damages and other amounts, including, without limitation, attorneys’ fees. Decision is pending on the request by all parties for a continuance of the September 12, 2006, scheduled trial date. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

NORTHROP GRUMMAN CORPORATION

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

12.  COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of costs not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2006, the amounts are not material individually or in the aggregate.

Income Tax Matters – During the second quarter of 2006, the company received final approval from the U.S. Congress Joint Committee on Taxation for the agreement previously reached with the Internal Revenue Service regarding its audits of the company’s B-2 program for the years ended December 31, 1997 through December 31, 2000. As a result, the company recognized tax benefits of $48 million during the second quarter of 2006, due to the reversal of previously established expense provisions.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at June 30, 2006, the range of reasonably possible future costs for environmental remediation sites is $240 million to $351 million, of which $269 million is accrued. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Co-Operative Agreements – In 2003, Ships executed agreements with the states of Mississippi and Louisiana, respectively, whereby Ships will lease facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ships to these states. Under the Mississippi agreement, Ships is required to match the state’s funding with Modernization and Sustaining & Maintenance expenditures of up to $313 million and create up to 2,000 new full-time jobs in

NORTHROP GRUMMAN CORPORATION

Mississippi by December 2009. As of June 30, 2006, a total of $100 million had been appropriated in 2002, 2003 and 2004 by Mississippi requiring, through a Memorandum of Understanding (MOU) with the Mississippi Development Authority, an increase of 1,334 jobs and matching expenditures of $201 million. Ships has fully complied with both requirements. On March 27, 2006, the final appropriation of $56 million was approved by the legislature and will require the creation of the final 666 new full-time jobs in Mississippi and matching expenditures of $112 million. Under the Louisiana agreement, Ships is required to match the state’s funding for expenditures up to $56 million through 2007, and employ a minimum of 5,200 full-time employees in 16 of the 32 fiscal quarters beginning January 1, 2003, and ending December 31, 2010. As of June 30, 2006, $56 million has been appropriated by Louisiana and employment commitments for 12 of the 16 quarters have been fulfilled and the matching funds requirement has been met.

Failure by Ships to meet these commitments would result in reimbursement by Ships to Mississippi and Louisiana in accordance with the respective agreements. As of June 30, 2006, management believes that Ships is in compliance with its commitments to date under these agreements, and expects that all future commitments under these agreements will be met based on the most recent Ships business plan.

Financial Arrangements – In the ordinary course of business, the company utilizes standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At June 30, 2006, there were $480 million of unused stand-by letters of credit, $94 million of bank guarantees, and $562 million of surety bonds outstanding.

Indemnifications – The company has retained certain warranty, environmental and other liabilities in connection with certain divestitures. Except as discussed in the following paragraph, the settlement of these liabilities is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

In May 2006, Goodrich Corporation (Goodrich) notified the company of its claims under indemnities assumed by the company in its December 2002 acquisition of TRW Inc. (TRW) that related to the sale by TRW of its Aeronautical Systems business in October 2002. Goodrich seeks relief from increased costs and other damages of approximately $118 million. The parties are engaged in discussions to enable the company to evaluate the merits of the claims as well as to assess the amounts being claimed. If the parties are unable to reach a negotiated resolution of the claims, the company expects that Goodrich will commence litigation and may seek significant additional damages relating to allegations of other incurred costs and lost profits. The ultimate disposition of any litigation could take an extended period of time due to the nature of the claims. The company does not have sufficient information to assess the probable outcome of the disposition of this matter. If Goodrich were to pursue litigation and ultimately be successful on its claims, the effect upon the company’s consolidated financial position, results of operations, and cash flows could be material.

U.S. Government Claims – During the second quarter of 2006, the U.S. Government advised the company of claims and penalties concerning certain potential disallowed costs. The parties are engaged in discussions to enable the company to evaluate the merits of these claims as well as to assess the amounts being claimed. The company does not believe, but can give no assurance, that the outcome of any such matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

NORTHROP GRUMMAN CORPORATION

13.  RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three months ended June 30				Six months ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2006	2005	2006	2005	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$185	$169	$17	$16	$370	$338	$35	$34
Interest cost	292	273	47	46	583	546	94	91
Expected return on plan assets	(393)	(367)	(13)	(13)	(786)	(734)	(26)	(25)
Amortization of:
Prior service costs	9	13	(1)		18	26	(3)
Net loss from previous years	20	15	8	7	40	30	16	13
Other

Net periodic benefit cost	$113	$103	$58	$56	$225	$206	$116	$113

Defined contribution plans cost	$67	$64			$134	$127

Employer Contributions – The company expects to contribute approximately $441 million to its pension plans and approximately $192 million to its medical and life benefits plans in 2006. As of June 30, 2006, contributions of $157 million and $74 million have been made to the company’s pension plans and its medical and life benefits plans, respectively.

14.  STOCK-BASED COMPENSATION

At June 30, 2006, the company had stock-based awards outstanding under three stock-based compensation plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1995 Stock Option Plan for Non-Employee Directors. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards). A detailed description of these plans can be found in the company’s 2005 Annual Report on Form 10-K.

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

NORTHROP GRUMMAN CORPORATION

Adoption of New Standard – Effective January 1, 2006, the company adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the six months ended June 30, 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 – Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified-prospective transition method, results for prior periods have not been restated. All of the company’s stock award plans are considered equity plans under SFAS No. 123R, and compensation expense recognized as previously described is net of estimated forfeitures of share based awards over the vesting period. The effect of adopting SFAS No. 123R was not material to the company’s income from continuing operations and net income for the three and six month periods ended June 30, 2006, and the cumulative effect of adoption using the modified-prospective transition method was similarly not material.

Compensation Expense – Total stock-based compensation for the six months ended June 30, 2006, and 2005, was $107 million and $63 million, respectively, of which $6 million and $1 million related to Stock Options and $101 million and $62 million related to Stock Awards, respectively. Tax benefits recognized in the consolidated condensed statements of income for stock-based compensation during the six months ended June 30, 2006, and 2005, were $38 million and $22 million, respectively. In addition, the company realized excess tax benefits of $42 million from the exercise of Stock Options and $5 million from the vesting of Stock Awards in the six months ended June 30, 2006. SFAS 123R requires that cash flows resulting from excess tax benefits be classified as financing cash flows in the accompanying consolidated condensed statements of cash flows.

Stock Options – The fair value of each of the company’s Stock Option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the company’s Stock Option awards is expensed on a straight-line basis over the vesting period of the options, which is generally four years. Expected volatility is based on an average of (1) historical volatility of the company’s stock and (2) implied volatility from traded options on the company’s stock. The risk-free rate for periods within the contractual life of the Stock Option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The company uses historical data to estimate forfeitures within its valuation model. The expected term of awards granted is derived from historical experience under the company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the company’s Stock Options for the six months ended June 30, 2006, and 2005, were as follows:

	2006	2005
Dividend yield	1.6%	1.9%
Volatility rate	25%	30%
Risk-free interest rate	4.6%	3.6%
Expected option life (years)	6.0	6.0

The weighted average grant date fair value of Stock Options granted during the six months ended June 30, 2006, and 2005, was $18 and $16 per share, respectively.

NORTHROP GRUMMAN CORPORATION

Stock Option activity for the six months ended June 30, 2006, was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at January 1, 2006	27,817,816	$48	5.5 years	$329
Granted	806,690	65
Exercised	(7,165,196)	48
Cancelled	(5,164)	39

Outstanding at June 30, 2006	21,454,146	$49	5.4 years	$321

Vested and expected to vest in the future at June 30, 2006	21,367,417	$49	5.4 years	$320

Exercisable at June 30, 2006	19,841,644	$48	5.1 years	$311

Available for grant at June 30, 2006	12,626,684

The total intrinsic value of options exercised during the six months ended June 30, 2006, and 2005, was $120 million and $18 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2006 (for outstanding options), less the applicable exercise price.

Stock Awards – The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. Compensation expense for Stock Awards is measured at the grant date and recognized over the vesting period. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. There were 1.9 million Stock Awards that vested and were issued in the six months ended June 30, 2005, with a total fair value of $104 million. There were 2.2 million Stock Awards granted in the six months ended June 30, 2005, with a weighted average grant date fair value of $54 per share.

Stock Award activity for the six months ended June 30, 2006, was as follows:

	Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2006	5,785,918	$53	0.9 years
Granted (including performance adjustment on shares vested)	4,230,791	63
Vested	(2,380,267)	56
Forfeited	(133,984)	53

Outstanding at June 30, 2006	7,502,458	$57	1.8 years

Available for grant at June 30, 2006	6,947,676

Unrecognized Compensation Expense – At June 30, 2006, there was $343 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $21 million relates to Stock Options and $322 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 2 years.

NORTHROP GRUMMAN CORPORATION

Pro-forma Compensation Expense – Had compensation expense for the three and six months ended June 30, 2005, been determined based on the fair value at the grant dates for Stock Awards and Stock Options, consistent with SFAS No. 123 – Accounting for Stock-Based Compensation, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below:

$ in millions, except per share	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income as reported	$367	$776
Stock-based compensation, net of tax, included in net income as reported	25	41
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(57)	(84)

Pro-forma net income using the fair value method	$335	$733

Basic Earnings Per Share
As reported	$1.02	$2.16
Pro-forma	$.93	$2.04
Diluted Earnings Per Share
As reported	$1.00	$2.12
Pro-forma	$.92	$2.00

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2006, and the related consolidated condensed statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

July 26, 2006

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

For presentation and discussion purposes, the company’s seven reportable segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics (formerly Electronic Systems) and Ships segments are presented as separate businesses. The Ships segment includes the aggregated results of Newport News and Ship Systems.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

The company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates.

There have been no changes in the company’s critical accounting policies during the three and six months ended June 30, 2006.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three months ended June 30		Six months ended June 30
$ in millions, except per share	2006	2005	2006	2005
Sales and service revenues	$7,601	$7,807	$14,694	$15,109
Operating margin	682	621	1,286	1,216
Interest income	3	25	16	39
Interest expense	(87)	(94)	(177)	(189)
Other, net	(9)	7	(10)	89
Federal and foreign income taxes	147	190	311	388
Diluted earnings per share from continuing operations	1.26	1.01	2.29	2.10
Cash provided by continuing operations	657	823	624	1,095

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues

Sales and service revenues for the three months ended June 30, 2006, decreased $206 million, or 3 percent, while sales and service revenues for the six months ended June 30, 2006, decreased $415 million, or 3 percent, as compared with the same periods in 2005. The decreases in the three and six-month periods were primarily due to decreased sales in the Ships and Electronics segments. The decrease in the Ships segment was due to lower volume on the DDG 1000 program (formerly known as the DD(X) program), as well as hurricane-related work delays on the LPD, LHD, and DDG programs. The decrease in the Electronics segment was primarily due to lower volume in the Aerospace Systems and Defensive Systems business areas.

Operating Margin

The operating margin rate for the three months ended June 30, 2006, was 9.0 percent, as compared to 8.0 percent for the same period in 2005. The operating margin rate for the six months ended June 30, 2006, was 8.8 percent, as compared to 8.0 percent in the same period in 2005. The increases for both periods included double-digit operating margin increases in the Mission Systems and Integrated Systems segments.

Operating margin consists of the following:

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Segment operating margin	$742	$664	$1,395	$1,302
Unallocated expenses	(46)	(42)	(81)	(69)
Net pension (expense) income	(12)	2	(22)	(9)
Reversal of royalty income	(2)	(3)	(6)	(8)

Total operating margin	$682	$621	$1,286	$1,216

Unallocated Expenses – Unallocated expenses for the three and six months ended June 30, 2006, increased $4 million and $12 million, respectively, as compared with the same periods in 2005. The increases were primarily due to higher corporate costs not allocated to the operating segments.

Net Pension (Expense) Income – Net pension (expense) income reflects pension expense determined in accordance with GAAP less the pension expense included in segment cost of sales to the extent that these costs are currently recognized under U.S. Government Cost Accounting Standards (CAS). Net pension expense for the three months ended June 30, 2006, increased $14 million, while net pension expense for the six months ended June 30, 2006, increased $13 million, as compared with the same periods in 2005.

Reversal of Royalty Income – Royalty income is included in segment operating margin for internal reporting purposes. For external reporting purposes, royalty income is reclassified to the “Other, net” line item discussed below.

Interest Income

Interest income for the three and six months ended June 30, 2006, decreased $22 million and $23 million, respectively, as compared with the same periods in 2005. The decreases were primarily due to interest received in relation to a state tax refund for research and development credits during the second quarter of 2005 and lower average cash balances during the 2006 periods.

Interest Expense

Interest expense for the three months ended June 30, 2006, decreased $7 million, or 7 percent, while the interest expense for the six months ended June 30, 2006, decreased $12 million, or 6 percent, as compared with the same periods in 2005. The decreases were primarily due to lower average debt outstanding in 2006 as compared with 2005.

NORTHROP GRUMMAN CORPORATION

Other, Net

Other, net for the three months ended June 30, 2006, decreased $16 million, as compared with the same period in 2005. The decreases were primarily due to a $13 million write down of marketable securities in the 2006 period.

Other, net for the six months ended June 30, 2006, decreased $99 million, as compared with the same period in 2005. The decrease was primarily due to the pre-tax gain of $70 million recognized from the sale of TRW Auto shares in the first quarter of 2005.

Federal and Foreign Income Taxes

The company’s effective tax rate on income from continuing operations for the three months ended June 30, 2006, was 25.0 percent as compared with 34.0 percent for the same period in 2005. During the second quarter of 2006, the company received final approval from the U.S. Congress Joint Committee on Taxation for the agreement previously reached with the Internal Revenue Service regarding its audits of the company’s B-2 program for the years ended December 31, 1997 through December 31, 2000. As a result of the agreement the company recognized tax benefits of $48 million during the second quarter of 2006, due to the reversal of previously established expense provisions.

The company’s effective tax rate on income from continuing operations for the six months ended June 30, 2006, was 27.9 percent as compared with 33.6 percent for the same period in 2005. The decrease was primarily due to the recognition of the tax benefit discussed above.

Discontinued Operations

Discontinued operations for the three months ended June 30, 2006, is primarily comprised of a $5 million after-tax loss on the shutdown of the Enterprise Information Technology (EIT) business (formerly reported in the Information Technology segment), partially offset by a $2 million after-tax gain on the divestiture of Winchester Electronics (Winchester). Discontinued operations for the three months ended June 30, 2005, is primarily comprised of a $3 million after-tax operating loss from the shutdown of EIT. See Note 5 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Discontinued operations for the six months ended June 30, 2006, is primarily comprised of an $11 million after-tax loss on the shutdown of EIT, partially offset by a $5 million after-tax gain on the divestiture of Interconnect, and a $2 million after-tax gain on the divestiture of Winchester. Discontinued operations for the six months ended June 30, 2005, is primarily comprised of an $11 million after-tax gain on the divestiture of Teldix GmbH (Teldix), partially offset by $3 million in after-tax operating losses from EIT. See Note 5 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Diluted Earnings Per Share from Continuing Operations

Diluted earnings per share from continuing operations for the three months ended June 30, 2006, was $1.26 per share, as compared with $1.01 per share in the same period in 2005. Earnings per share are based on weighted average diluted shares outstanding of 350.1 million for the three months ended June 30, 2006, and 365.2 million for the same period in 2005. The decrease in weighted average shares outstanding is primarily due to the impact of the share repurchase program. See Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Diluted earnings per share from continuing operations for the six months ended June 30, 2006, was $2.29 per share, as compared with $2.10 per share in the same period in 2005. Earnings per share are based on weighted average diluted shares outstanding of 351.8 million for the six months ended June 30, 2006, and 365.7 million for the same period in 2005. The decrease in weighted average shares outstanding is primarily due to the impact of the share repurchase program. See Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1.

NORTHROP GRUMMAN CORPORATION

Cash Provided by Continuing Operations

For the three months ended June 30, 2006, the company provided cash from continuing operations of $657 million compared to $823 million for the three months ended June 30, 2005. The decrease was primarily due to timing of cash payments and receipts during the quarter.

For the six months ended June 30, 2006, the company provided cash from continuing operations of $624 million compared with $1.1 billion for the six months ended June 30, 2005. The decrease was primarily due to a decline in progress payments received during the 2006 period.

SEGMENT OPERATING RESULTS

Effective January 1, 2006, the company established a new reportable segment, Technical Services, to leverage existing business strengths and synergies in the rapidly expanding areas of logistics support, sustainment and technical services. Technical Services consolidates multiple programs in logistics operations from the Electronics, Integrated Systems, Mission Systems and Information Technology segments.

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

For presentation and discussion purposes, the company’s seven reportable segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Ships segments are presented as separate businesses. The Ships segment includes the aggregated results of Newport News and Ship Systems.

NORTHROP GRUMMAN CORPORATION

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Sales and Service Revenues
Information & Services
Mission Systems	$1,338	$1,271	$2,602	$2,525
Information Technology	993	968	1,941	1,847
Technical Services	300	286	575	560

Total Information & Services	2,631	2,525	5,118	4,932

Aerospace
Integrated Systems	1,397	1,391	2,834	2,678
Space Technology	865	875	1,720	1,738

Total Aerospace	2,262	2,266	4,554	4,416

Electronics	1,635	1,769	3,144	3,316
Ships	1,437	1,587	2,570	3,101
Other		11		22
Intersegment eliminations	(364)	(351)	(692)	(678)

Total sales and service revenues	$7,601	$7,807	$14,694	$15,109

Segment Operating Margin
Information & Services
Mission Systems	$132	$99	$249	$192
Information Technology	86	82	170	158
Technical Services	16	14	29	26

Total Information & Services	234	195	448	376

Aerospace
Integrated Systems	142	117	291	259
Space Technology	81	74	152	141

Total Aerospace	223	191	443	400

Electronics	181	199	358	361
Ships	129	102	197	209
Other		(5)		(6)
Intersegment eliminations	(25)	(18)	(51)	(38)

Total segment operating margin	$742	$664	$1,395	$1,302

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

Sales and Service Revenues – Year-to-year sales generally vary less than contract acquisitions and reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Volume generally refers to increases (or decreases) in revenues incurred due to varying activity levels or delivery rates on individual contracts. Volume changes will typically carry a corresponding margin change based on the margin rate for a particular contract.

NORTHROP GRUMMAN CORPORATION

Segment Operating Margin – Segment operating margin reflects the performance of segment contracts and programs. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of pension expense/income that is not currently recognized under CAS, as well as the portion of corporate, legal, environmental, state income tax, other retiree benefits, and other expenses not considered allowable costs under CAS and therefore not allocated to the segments. Changes in segment operating margin are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating margin changes are accounted for on a cumulative basis at the time an EAC change is recorded.

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

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Contract Acquisitions	$1,179	$1,133	$2,907	$2,363
Sales and Service Revenues	1,338	1,271	2,602	2,525
Segment Operating Margin	132	99	249	192
As a percentage of segment sales	9.9%	7.8%	9.6%	7.6%

Contract Acquisitions

Mission Systems contract acquisitions for the three months ended June 30, 2006, increased $46 million, or 4 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended June 30, 2006, included $86 million for the Intercontinental Ballistic Missile (ICBM) program, $70 million for the Kinetic Energy Interceptor (KEI) program, and $59 million for the Ground-Based Midcourse Fire Control Communications program.

Mission Systems contract acquisitions for the six months ended June 30, 2006, increased $544 million, or 23 percent, as compared with the same period in 2005, partially due to the receipt of delayed funding upon approval of the federal defense budget. Significant acquisitions during the six months ended June 30, 2006, included $499 million for the ICBM program, $134 million for the Joint National Integration Center Research & Development Contract, $121 million for the KEI program, $67 million for the Command Post Program, and $64 million for the Space Based Space Surveillance program.

Sales and Service Revenues

Mission Systems revenues for the three months ended June 30, 2006, increased $67 million, or 5 percent, as compared with the same period in 2005. The increase was due to higher volume across all three business areas. Command, Control & Intelligence Systems revenue increased $31 million, primarily due to increased volume on the Command Post Program and the Air and Missile Defense Command and Control System Tactical Support

NORTHROP GRUMMAN CORPORATION

program. Technical & Management Services revenue increased $16 million due to higher volume on the Air Force Civil Engineering Support Agency (AFCESA) and various other programs. Missile Systems revenue increased $9 million, primarily due to higher volume on the KEI program and the Joint National Integration Center Research & Development Contract.

Mission Systems revenues for the six months ended June 30, 2006, increased $77 million, or 3 percent, as compared with the same period in 2005. The increase was due to higher sales in Command, Control & Intelligence Systems and Technical & Management Services, partially offset by lower volume in Missile Systems. Command, Control & Intelligence Systems revenue increased $64 million, due to increased volume on several programs. Technical & Management Services revenue increased $16 million, due to increased volume on the AFCESA and Joint Warfighting Center programs. Missile Systems revenue decreased $7 million, due to lower volume on the ICBM program, partially offset by increased volume on the KEI program and the Joint National Integration Center Research & Development Contract.

Segment Operating Margin

Mission Systems operating margin for the three and six months ended June 30, 2006, increased $33 million, or 33 percent, and $57 million, or 30 percent, as compared with the same periods in 2005. The increases were primarily due to higher volume and improved performance on several programs in Command, Control & Intelligence Systems and Technical & Management Services, and lower amortization expense for purchased intangibles.

Information Technology

Information Technology is a premier provider of advanced information technology solutions, engineering, and business services for government and commercial customers. Products and services are focused in the following business areas: Intelligence; Civilian Agencies; Defense; and Commercial, State & Local.

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Contract Acquisitions	$926	$1,198	$2,133	$2,159
Sales and Service Revenues	993	968	1,941	1,847
Segment Operating Margin	86	82	170	158
As a percentage of segment sales	8.7%	8.5%	8.8%	8.6%

Contract Acquisitions

Information Technology contract acquisitions for the three months ended June 30, 2006, decreased $272 million, or 23 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended June 30, 2006, included $93 million for the Virginia Information Technology Outsourcing program, $37 million for the National Geospatial-Intelligence Agency Enterprise Engineering program, $23 million for the Defense Threat Reduction Agency program, and $20 million for the Systems and Software Engineering Services program.

Information Technology contract acquisitions for the six months ended June 30, 2006, decreased $26 million, or 1 percent, as compared with the same period in 2005. Significant acquisitions during the six months ended June 30, 2006, included $114 million for the National Geospatial-Intelligence Agency Enterprise Engineering program, $93 million for the Virginia Information Technology Outsourcing program, $71 million for the Identification 1 program, and $47 million for the San Diego Information Technology Outsourcing program.

Sales and Service Revenues

Information Technology revenues for the three months ended June 30, 2006, increased $25 million, or 3 percent, as compared with the same period in 2005. The increase was primarily due to higher volume in Defense and

NORTHROP GRUMMAN CORPORATION

Intelligence, partially offset by lower volume in Civilian Agencies. Defense revenues increased $21 million, primarily due to new programs, most notably the United Kingdom Whole Life Support Programme. Intelligence revenues increased $11 million, due to increased volume on various programs. Civilian Agencies revenues decreased $10 million due to lower volume on various programs.

Information Technology revenues for the six months ended June 30, 2006, increased $94 million, or 5 percent, as compared with the same period in 2005. The increase was primarily due to increased volume in Defense, Intelligence, and Civilian Agencies. Defense revenues increased $57 million due to new programs, most notably the United Kingdom Whole Life Support Programme. Intelligence revenues increased $29 million, due to increased volume on various programs. Civilian Agencies revenues increased $17 million, primarily due to the acquisition of Integic Corporation (Integic) in March 2005.

Segment Operating Margin

Information Technology operating margin for the three months ended June 30, 2006, increased $4 million, or 5 percent, as compared with the same period in 2005. The increase was primarily due to higher volume and performance improvements in Defense and lower amortization expense for purchased intangibles, partially offset by lower volume in Civilian Agencies.

Information Technology operating margin for the six months ended June 30, 2006, increased $12 million, or 8 percent, as compared to the same period in 2005. The increase was primarily due to higher volume and improved program performance in Defense and Intelligence, and lower amortization expense for purchased intangibles, partially offset by lower volume in Civilian Agencies and Commercial, State & Local.

Technical Services

Technical Services is a leading provider of logistics, infrastructure, and sustainment support, while also providing a wide-array of technical services including training and simulation.

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Contract Acquisitions	$511	$175	$962	$444
Sales and Service Revenues	300	286	575	560
Segment Operating Margin	16	14	29	26
As a percentage of segment sales	5.3%	4.9%	5.0%	4.6%

Contract Acquisitions

Technical Services contract acquisitions for the three months ended June 30, 2006, increased $336 million, or 192 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended June 30, 2006, included $274 million for a three-year extension on the Saudi Arabia National Guard (SANG) program, $63 million for the Space Gateway Support (SGS) program, and $22 million for the Citizenship and Immigration Services (CIS) program.

Technical Services contract acquisitions for the six months ended June 30, 2006, increased $518 million, or 117 percent, as compared with the same period in 2005. Significant acquisitions during the six months ended June 30, 2006, included $297 million for the SANG program, $234 million for the SGS program, $43 million for the CIS program, $43 million for the B-2 Repairs program, $44 million for the Ft. Irwin program, and $38 million for the Battle Command Training Program.

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues

Technical Services revenues for the three months ended June 30, 2006, increased $14 million, or 5 percent, as compared with the same period in 2005. The increase was primarily due to higher volume in the Combined Tactical Training Range (CTTR), CIS, and Ft. Irwin programs, partially offset by lower volume on the SGS program.

Technical Services revenues for the six months ended June 30, 2006, increased $15 million, or 3 percent, as compared with the same period in 2005. Increased scope on the CTTR program and higher volume on the CIS and Ft. Irwin programs were partially offset by lower volume on the SGS and SANG programs.

Segment Operating Margin

Technical Services operating margin for the three months ended June 30, 2006, increased $2 million or 14 percent as compared to the same period in 2005. The increase was primarily due to improved performance on the SANG program.

Technical Services segment operating margin for the six months ended June 30, 2006, increased $3 million or 12 percent, as compared to the same period in 2005. The increase was primarily due to improved performance on the SANG program, partially offset by lower performance on the SGS program.

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

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Contract Acquisitions	$ 869	$ 662	$3,604	$2,587
Sales and Service Revenues	1,397	1,391	2,834	2,678
Segment Operating Margin	142	117	291	259
As a percentage of segment sales	10.2%	8.4%	10.3%	9.7%

Contract Acquisitions

Integrated Systems contract acquisitions for the three months ended June 30, 2006, increased $207 million, or 31 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended June 30, 2006, included $319 million for the High Altitude Long Endurance (HALE) Systems (Global Hawk) program and $124 million for the F-35 program.

Integrated Systems contract acquisitions for the six months ended June 30, 2006, increased $1 billion, or 39 percent, as compared with the same period in 2005. Significant acquisitions during the six months ended June 30, 2006, included $731 million for the F/A-18 program, $657 million for the E-2D Advanced Hawkeye program, $435 million for the F-35 program, and $375 million for the HALE Systems program.

Sales and Service Revenues

Integrated Systems revenues for the three months ended June 30, 2006, increased $6 million as compared with the same period in 2005. The increase was due to higher volume in Integrated Systems Western Region, partially

NORTHROP GRUMMAN CORPORATION

offset by lower volume in Airborne Early Warning & Electronic Warfare Systems and Airborne Ground Surveillance & Battle Management Systems. Integrated Systems Western Region revenue increased $93 million, primarily due to higher volume in the F/A-18 and F-35 programs. Airborne Early Warning & Electronic Warfare Systems revenue decreased $73 million, primarily due to lower volume in the E-2D Advanced Hawkeye and E-2C Multi-year programs. Airborne Ground Surveillance & Battle Management Systems revenue decreased $14 million, primarily due to lower volume in the Joint Surveillance Target Attack System (Joint STARS) program.

Integrated Systems revenues for the six months ended June 30, 2006, increased $156 million, or 6 percent, as compared with the same period in 2005. The increase was primarily due to higher volume in Integrated Systems Western Region, partially offset by lower volume in Airborne Ground Surveillance & Battle Management Systems. Integrated Systems Western Region revenue increased $166 million, due to higher volume in the F/A-18 and F-35 programs. Airborne Ground Surveillance & Battle Management Systems revenue decreased $12 million, primarily due to lower volume in the Joint STARS program.

Segment Operating Margin

Integrated Systems operating margin for the three months ended June 30, 2006, increased $25 million, or 21 percent, as compared with the same period in 2005. The increase was primarily due to performance improvements in Integrated Systems Western Region.

Integrated Systems operating margin for the six months ended June 30, 2006, increased $32 million, or 12 percent, as compared to the same period in 2005. The increase in operating margin was primarily due to higher volume and improved performance in Integrated Systems Western Region and Airborne Early Warning & Electronic Warfare Systems.

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

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Contract Acquisitions	$730	$737	$2,371	$1,610
Sales and Service Revenues	865	875	1,720	1,738
Segment Operating Margin	81	74	152	141
As a percentage of segment sales	9.4%	8.5%	8.8%	8.1%

Contract Acquisitions

Space Technology contract acquisitions for the three months ended June 30, 2006, decreased $7 million, or 1 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended June 30, 2006, included $151 million for restricted programs, $79 million for the Advanced Extremely High Frequency (AEHF) program, and additional funding of $76 million for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program.

Space Technology contract acquisitions for the six months ended June 30, 2006, increased $761 million, or 47 percent, as compared with the same period in 2005. Significant acquisitions during the six months ended June 30, 2006, included $632 million for restricted programs, $421 million for the AEHF program, and additional funding of $380 million for the NPOESS program.

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues

Space Technology revenues for the three months ended June 30, 2006, decreased $10 million, or 1 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume in Intelligence, Surveillance & Reconnaissance, partially offset by higher volume in Satellite Communications. Intelligence, Surveillance & Reconnaissance revenue decreased $31 million, primarily due to lower volume in restricted programs. Satellite Communications sales increased $22 million, primarily due to increased volume in the AEHF program.

Space Technology revenues for the six months ended June 30, 2006, decreased $18 million, or 1 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume in Intelligence, Surveillance & Reconnaissance, Software Defined Radios, Missile & Space Defense, and Civil Space, partially offset by higher volume in Satellite Communications. Intelligence, Surveillance & Reconnaissance revenue decreased $23 million, primarily due to lower sales in restricted programs. Software Defined Radios revenues decreased $22 million, primarily due to lower volume in the NextGen program and the Avionics Engineering Centers. Missile & Space Defense revenues decreased $19 million, primarily due to the completion of the Mobile Tactical High Energy Laser program in 2005, and Civil Space revenues decreased $18 million, primarily due to lower volume in the NPOESS program. Satellite Communications revenues increased $52 million, primarily due to increased volume in the AEHF program.

Segment Operating Margin

Space Technology operating margin for the three months ended June 30, 2006, increased $7 million, or 9 percent, as compared with the same period in 2005. The increase was primarily due to performance improvements in Software Defined Radios.

Space Technology operating margin for the six months ended June 30, 2006, increased $11 million, or 8 percent, as compared to the same period in 2005. The increase is primarily due to improved performance in Software Defined Radios, Satellite Communications, and Missile & Space Defense.

ELECTRONICS

Electronics is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Products and services are focused in the following business areas: Aerospace Systems, Defensive Systems, Navigation Systems, Government Systems, Naval & Marine Systems, and Defense Other.

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Contract Acquisitions	$1,612	$1,389	$3,458	$3,059
Sales and Service Revenues	1,635	1,769	3,144	3,316
Segment Operating Margin	181	199	358	361
As a percentage of segment sales	11.1%	11.2%	11.4%	10.9%

Contract Acquisitions

Electronics contract acquisitions for the three months ended June 30, 2006, increased $223 million, or 16 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended June 30, 2006, included $125 million for the Automated Flat Sorting Machine Automatic Induct (AFSM-ai) Follow On program and $124 million for the Mark VII program.

Electronics contract acquisitions for the six months ended June 30, 2006, increased $399 million, or 13 percent, as compared with the same period in 2005. Significant acquisitions during the six months ended June 30, 2006,

NORTHROP GRUMMAN CORPORATION

included $162 million for the Multi-Platform Radar Technology Insertion Program, $148 million for the Mark VII program, $127 million for the Space Based Infrared System program, and $125 million for the AFSM-ai Follow On program.

Sales and Service Revenues

Electronics revenues for the three months ended June 30, 2006, decreased $134 million, or 8 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume in Aerospace Systems and Defensive Systems. Aerospace Systems decreased $73 million, primarily due to lower volume on the F-16 Block 60 and the Multi-role Electronically Scanned Array programs. Defensive Systems decreased $59 million, primarily due to lower volume on the Longbow missile program. These decreases were partially offset by higher volume in Naval & Marine Systems.

Electronics revenues for the six months ended June 30, 2006, decreased $172 million, or 5 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume in Aerospace Systems, Defensive Systems and Navigation Systems, partially offset by increased volume in Government Systems. Aerospace Systems decreased $105 million, primarily due to lower volume on the F-16 Block 60 and Peace Eagle programs. Defensive Systems decreased $57 million, primarily due to lower volume in the Longbow missile program. Navigation Systems decreased $30 million, primarily due to the divestiture of Teldix in 2005. Government Systems increased $16 million, primarily due to higher volume on Tactical Communications and Postal Automation programs, partially offset by lower volume in Homeland Defense programs.

Segment Operating Margin

Electronics operating margin for the three months ended June 30, 2006, decreased $18 million, or 9 percent, as compared with the same period in 2005. The decrease was primarily due to forward loss provisions recorded on the Airborne Self Protection Integrated Suite II (ASPIS II) and Peace Eagle fixed-price development programs in Aerospace Systems, partially offset by lower amortization expense for purchased intangibles and performance improvements on several programs.

Electronics operating margin for the six months ended June 30, 2006, decreased $3 million, or 1 percent, as compared to the same period in 2005. The decrease was primarily due to forward loss provisions recorded on the ASPIS II and Peace Eagle fixed-price development programs in Aerospace Systems, partially offset by lower amortization expense for purchased intangibles.

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

	Three months ended June 30		Six months ended June 30
$ in millions	2006	2005	2006	2005
Contract Acquisitions	$2,740	$321	$5,794	$1,487
Sales and Service Revenues	1,437	1,587	2,570	3,101
Segment Operating Margin	129	102	197	209
As a percentage of segment sales	9.0%	6.4%	7.7%	6.7%

NORTHROP GRUMMAN CORPORATION

Contract Acquisitions

Ships contract acquisitions for the three months ended June 30, 2006, increased $2.4 billion as compared with the same period in 2005. Significant acquisitions during the three months ended June 30, 2006, included $2.3 billion for the LPD program and $175 million for the Coast Guard’s Maritime Security Large National Security Cutter program.

Ships contract acquisitions for the six months ended June 30, 2006, increased $4.3 billion as compared with the same period in 2005. Significant acquisitions during the six months ended June 30, 2006, included $2.4 billion for the LPD program, $1.1 billion for the USS Carl Vinson program, $758 million for the Virginia-class Block II program, $374 million for the CVN21 program, and $101 million for the LHD program.

Sales and Service Revenues

Ships revenues for the three months ended June 30, 2006, decreased $150 million, or 9 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume in Surface Combatants and Expeditionary Warfare, partially offset by increased volume in Aircraft Carriers and Submarines. Surface Combatants revenue decreased $194 million, primarily due to lower volume in the DDG 1000 program (formerly the DD(X) program) as well as hurricane-related work delays in the DDG program. Expeditionary Warfare revenue decreased $25 million, primarily due to hurricane-related work delays in the LPD and LHD programs. Aircraft Carriers increased $48 million, primarily due to refueling of the USS Carl Vinson. Submarines increased $30 million, primarily due to the Virginia-class Block II program.

Ships revenues for the six months ended June 30, 2006, decreased $531 million, or 17 percent, as compared with the same period in 2005. The decrease was primarily due to decreased volume in Surface Combatants and Expeditionary Warfare, partially offset by increased volume in Aircraft Carriers and Submarines. Surface Combatants decreased $470 million, primarily due to lower volume in DDG 1000 program and hurricane-related work delays in the DDG program. Expeditionary Warfare decreased $134 million, primarily due to hurricane-related work delays in the LPD and LHD programs. Aircraft Carriers increased $63 million and Submarines increased $26 million.

Segment Operating Margin

Ships operating margin for the three months ended June 30, 2006, increased $27 million, or 26 percent, as compared with the same period in 2005. The increase was primarily due to performance improvements in Submarines and Coast Guard & Coastal Defense, partially offset by decreased volume in Surface Combatants and Commercial & Other. Submarines increased primarily due to material incentives and improved performance in the Virginia-class Block II program. Coast Guard & Coastal Defense increased primarily due to improved performance in the Coast Guard’s Maritime Security Large National Security Cutter program. Surface Combatants decreased due to lower volume in the DDG and DDG 1000 programs. Commercial & Other decreased due to additional closeout costs related to the delivery of the final Polar Tanker. The increase in segment operating margin as a percentage of segment sales was primarily due to the performance improvements in Submarines and Coast Guard & Coastal Defense.

Ships operating margin for the six months ended June 30, 2006, decreased $12 million, or 6 percent, as compared to the same period in 2005. The decrease is primarily due to lower volume and reduced margin rates in Surface Combatants, Expeditionary Warfare, and Commercial & Other, offset by improved performance in Submarines. Surface Combatants and Expeditionary Warfare decreased primarily due to hurricane-related work delays and cost growth. Commercial & Other decreased due to the additional closeout costs related to the delivery of the final Polar Tanker. Submarines increased primarily due to material incentives and improved performance in the Virginia-class Block II program.

NORTHROP GRUMMAN CORPORATION

BACKLOG

Total backlog at June 30, 2006, was approximately $58 billion. Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. Backlog is converted into sales as work is performed or deliveries are made.

The following table presents funded, unfunded, and total backlog by segment.

	June 30, 2006
$ in millions	Funded	Unfunded	Total Backlog
Information & Services
Mission Systems	$2,781	$7,505	$10,286
Information Technology	2,435	2,357	4,792
Technical Services	763	525	1,288

Total Information & Services	5,979	10,387	16,366

Aerospace
Integrated Systems	4,515	6,255	10,770
Space Technology	1,650	8,602	10,252

Total Aerospace	6,165	14,857	21,022

Electronics	6,671	1,737	8,408
Ships	9,353	3,604	12,957
Intersegment eliminations	(619)		(619)

Total	$27,549	$30,585	$58,134

Major components in unfunded backlog as of June 30, 2006, included various restricted programs across all operating segments, the Kinetic Energy Interceptor program in the Mission Systems segment; the F-35 and F/A-18 programs in the Integrated Systems segment; the NPOESS program in the Space Technology segment; and Block II of the Virginia-class submarines program in the Ships segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2006, was $523 million compared to net cash provided of $1.1 billion for the same period of 2005. The decrease was primarily due to the timing of cash collections from customers during 2006 as compared with the same period in 2005. Net cash from operating activities for the six months ended June 30, 2005, included a payment of $99 million for a litigation settlement.

For 2006, cash generated from operations supplemented by borrowings under credit facilities is expected to be sufficient to service debt and contract obligations, finance capital expenditures, complete the share repurchase program, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2006, was $251 million compared to $472 million in the same period of 2005. During the six months ended June 30, 2006, the company made capital expenditures of $324 million, and received $71 million of insurance proceeds related to

NORTHROP GRUMMAN CORPORATION

Hurricane Katrina, $26 million in net proceeds from the sale of Interconnect, and $17 million in net proceeds from the sale of Winchester. During the six months ended June 30, 2005, the company made capital expenditures of $346 million, acquired Integic for $313 million, sold 7.3 million common shares of TRW Auto for $143 million, and sold Teldix for $56 million.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2006, was $1.1 billion compared to $619 million in the same period of 2005. Net cash used in financing activities for the six months ended June 30, 2006, included payments of $521 million related to maturities of long-term debt. During the six months ended June 30, 2006 and 2005, the company paid approximately $825 million and $507 million under common stock repurchase programs, respectively. See Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1. During the six months ended June 30, 2006, and 2005, the company received cash of $338 million and $52 million, respectively, from the exercise of stock options.

NEW ACCOUNTING STANDARDS

There was no material effect on the company’s consolidated financial position or results of operations due to new accounting pronouncements that became effective during the periods presented. The expanded disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123R – Share-Based Payment are presented in Note 14.

Other new pronouncements issued by the Financial Accounting Standards Board (FASB) and not effective until after June 30, 2006, are not expected to have a significant effect on the company’s consolidated financial position or results of operations, with the possible exception of the following, which is currently being evaluated by management:

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the company’s consolidated financial position and results of operations.

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

NORTHROP GRUMMAN CORPORATION

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

You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. The company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the company’s filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q and Form 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, and short-term investments. At June 30, 2006, substantially all borrowings were fixed-rate long-term debt obligations, none of which are callable until maturity (other than make-whole calls). The company’s sensitivity to a 1 percent change in interest rates is tied primarily to its $2 billion credit agreement, which had no balance outstanding at June 30, 2006.

The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. The company does not hold or issue derivative financial instruments for trading purposes. At June 30, 2006, two interest rate swap agreements were in effect but were not material.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At June 30, 2006, the amount of foreign currency forward contracts outstanding was not material. The market risk exposure relating to foreign currency exchange is not material to the consolidated financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of June 30, 2006, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to

NORTHROP GRUMMAN CORPORATION

be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2006, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, and apart from the specific matters discussed elsewhere herein, the company does not believe that the resolution of any of these various claims and legal proceedings will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. During discovery in the second quarter of 2006, Cogent asserted entitlement to in excess of $50 million for lost profits, in excess of $100 million for loss of goodwill and business opportunities, in excess of $6 million in royalties, doubling of actual damages and other amounts, including, without limitation, attorneys’ fees. Decision is pending on the request by all parties for a continuance of the September 12, 2006, scheduled trial date. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

NORTHROP GRUMMAN CORPORATION

Item 1A.  Risk Factors

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in the company’s 2005 Annual Report on Form 10-K:

The Company’s Insurance Coverage May Be Inadequate to Cover All of Its Significant Risks or Its Insurers May Deny Coverage of Material Losses Incurred by the Company, Which Could Adversely Affect the Company’s Profitability and Overall Consolidated Financial Position.

Primarily as a result of the major hurricanes in 2004 and 2005 (including Hurricanes Katrina and Rita), market conditions have substantially changed, resulting in an overall reduced amount of total available coverage. The company endeavors to identify and obtain in established markets insurance agreements to cover significant risks and liabilities (including, among others, natural disasters, products liability and business interruption). Not every risk or liability can be protected against by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Because of the reduction in overall available coverage referred to above, the company may have to bear substantial costs for uninsured losses that could have an adverse effect upon its consolidated results of operations and its overall consolidated financial position. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, where litigation with the carrier becomes necessary, an outcome unfavorable to the company may adversely affect the company’s consolidated results of operations. See Note 11 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Pension and Medical Expense Associated with the Company’s Retirement Benefit Plans May Change Significantly Depending Upon Changes in Actuarial Assumptions, Future Market Performance of Plan Assets, and Changes in Regulations, and Such Changes Could Adversely Affect the Company’s Consolidated Financial Position, Results of Operations, and Cash Flows.

A substantial portion of the company’s current and retired employee population is covered by pension and post-retirement benefit plans, the costs of which are dependent upon the company’s estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. Variances from these estimates could adversely affect the company’s consolidated financial position and results of operations.

Certain of the company’s pension plans are under-funded. The U.S. Congress is currently considering proposed legislation designed to increase the amount by which companies fund their pension plans among other provisions. It is not possible to predict whether Congress will adopt pension reform legislation, or what form any final legislation might take. Should the proposed legislation become law, the company may be required to increase its pension funding obligations.

Current Trends in U.S. Government Procurement May Adversely Affect Cash Flows or Program Profitability.

The company, like others in the defense industry, is aware of a potential problem presented by strict compliance with the Defense Federal Acquisition Regulation Supplement preference for enumerated specialty metals sourced domestically or from certain foreign countries. Subcontractors and lower-tier suppliers have made disclosures indicating inability to comply with the rule as written, particularly for low-value parts such as washers, screws, nuts, bolts, resistors and capacitors. Inability to certify that all enumerated specialty metals in a product comply with sourcing requirements can lead to U.S. Government customers withholding a portion of a payment on delivery or may prevent delivery altogether of materiel and products critical to national defense.

NORTHROP GRUMMAN CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006, through April 30, 2006				$213 million
May 1, 2006, through May 31, 2006				$176 million
June 1, 2006, through June 30, 2006				$176 million

Total	—	$—	—	$176 million

(1)	On October 24, 2005, the company’s board of directors authorized a share repurchase program of up to $1.5 billion of its outstanding common stock, which commenced in November 2005 and is expected to be completed by the end of 2006.

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

The company entered into a second agreement with Credit Suisse on March 6, 2006, to repurchase approximately 11.6 million shares of common stock at an initial price of $64.78 per share for a total of $750 million. Under this agreement, Credit Suisse immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse purchased shares in the open market to settle its share borrowings. On May 26, 2006, Credit Suisse completed its purchases under this agreement and the company paid $37 million for the final price adjustment under the terms of the agreement (which is deducted from the dollar value remaining under the program in the table above). The final average purchase price was $68.01 per share.

Share repurchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

NORTHROP GRUMMAN CORPORATION

Item 3.  Defaults Upon Senior Securities

No information is required in response to this item.

Item 4.  Submission of Matters to a Vote of Security Holders

a)	Annual Meeting –

The annual meeting of stockholders of Northrop Grumman Corporation was held May 17, 2006.

b)	Election of Directors –

The following Director nominees were elected at the annual meeting:

John T. Chain, Jr.

Vic Fazio

Stephen E. Frank

Charles R. Larson

Richard B. Myers

Ronald D. Sugar

The Directors whose terms of office continue are:

Lewis W. Coleman

Phillip Frost

Philip A. Odeen

Aulana L. Peters

Kevin W. Sharer

c)	The matters voted upon at the meeting and the results of each vote are as follows:

Directors:	Votes For	Votes Withheld
John T. Chain, Jr.	291,487,549	16,418,799
Vic Fazio	302,884,087	5,022,261
Stephen E. Frank	302,929,754	4,976,594
Charles R. Larson	206,173,584	101,732,764
Richard B. Myers	303,354,137	4,522,211
Ronald D. Sugar	299,274,873	8,631,475

	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Ratification of the appointment of Deloitte & Touche LLP as the company’s independent auditors	301,519,431	4,080,671	2,306,246	0

Proposal amending the company’s Restated Certificate of Incorporation to eliminate the super majority vote requirement	266,370,560	14,141,270	3,118,138	24,276,380

Stockholder proposal regarding an independent board chairman	99,622,738	180,358,732	3,648,498	24,276,380

Item 5.  Other Information

No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

Item 6.  Exhibits

*10.1	Second Amendment dated and effective as of April 27, 2006 to the Northrop Grumman Savings Excess Plan, as amended and restated effective October 1, 2004, and as amended by First Amendment effective as of April 29, 2005

*10.2	Northrop Grumman Corporation Non-Employee Directors Equity Participation Plan As Amended May 17, 2006

*10.3	Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non-Section 162(m) Officers)

*10.4	2006 CPC Incentive Restricted Stock Rights Agreement of Wesley G. Bush dated May 16, 2006 granted under the 2001 Long-Term Incentive Stock Plan

*10.5	2006 CPC Incentive Restricted Stock Rights Agreement of Scott J. Seymour dated May 16, 2006 granted under the 2001 Long-Term Incentive Stock Plan

*10.6	Northrop Grumman Executive Health Plan Matrix effective July 1, 2006

*15	Letter from independent registered public accounting firm regarding unaudited interim financial information

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report
**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

Date: July 26, 2006	By:	/S/ KENNETH N. HEINTZ
Kenneth N. Heintz Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)