Form 10-Q
period 2006-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2006-10-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
1-16411

NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-4840775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of October 20, 2006, 345,412,605 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	September 30,	December 31,
$ in millions	2006	2005

Assets:
Cash and cash equivalents	$1,463	$1,605
Accounts receivable, net of progress payments of $35,661 in 2006 and $31,889 in 2005	3,690	3,553
Inventoried costs, net of progress payments of $1,211 in 2006 and $1,162 in 2005	1,275	1,164
Deferred income taxes	746	783
Prepaid expenses and other current assets	265	446

Total current assets	7,439	7,551
Property, plant, and equipment, net of accumulated depreciation of $2,941 in 2006 and $2,595 in 2005	4,437	4,403
Goodwill	17,325	17,383
Other purchased intangibles, net of accumulated amortization of $1,525 in 2006 and $1,421 in 2005	1,169	1,273
Prepaid retiree benefits cost and intangible pension asset	2,884	2,925
Other assets	801	679

Total assets	$34,055	$34,214

NORTHROP GRUMMAN CORPORATION

	September 30,	December 31,
$ in millions	2006	2005

Liabilities:

Notes payable to banks	$86	$50
Current portion of long-term debt	764	1,214
Trade accounts payable	1,494	1,589
Accrued employees’ compensation	1,236	1,105
Advance payments and billings in excess of costs incurred	1,571	1,626
Income taxes payable	507	668
Other current liabilities	1,579	1,722

Total current liabilities	7,237	7,974
Long-term debt	3,796	3,881
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,729	3,701
Deferred income taxes	670	595
Other long-term liabilities	943	885

Total liabilities	16,725	17,386

Shareholders’ Equity:

Common stock, 800,000,000 shares authorized; issued and outstanding: 2006—345,136,040; 2005—347,357,291	345	347
Paid-in capital	11,274	11,571
Retained earnings	5,837	5,055
Accumulated other comprehensive loss	(126)	(145)

Total shareholders’ equity	17,330	16,828

Total liabilities and shareholders’ equity	$34,055	$34,214

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions, except per share	2006	2005	2006	2005

Sales and Service Revenues
Product sales	$4,408	$4,773	$13,577	$14,753
Service revenues	3,025	2,518	8,550	7,647

Total sales and service revenues	7,433	7,291	22,127	22,400

Cost of Sales and Service Revenues
Cost of product sales	3,524	3,979	10,661	11,958
Cost of service revenues	2,576	2,214	7,406	6,793
General and administrative expenses	787	660	2,228	1,995

Operating margin	546	438	1,832	1,654
Other Income (Expense)
Interest income	13	5	29	44
Interest expense	(86)	(98)	(263)	(287)
Other, net	1	94	(9)	183

Income from continuing operations before income taxes	474	439	1,589	1,594
Federal and foreign income taxes	168	148	479	536

Income from continuing operations	306	291	1,110	1,058
(Loss) gain from discontinued operations, net of tax	(4)	2	(21)	11

Net income	$302	$293	$1,089	$1,069

Basic Earnings (Loss) Per Share
Continuing operations	$.89	$.81	$3.21	$2.95
Discontinued operations	(.01)	.01	(.06)	.03

Basic earnings per share	$.88	$.82	$3.15	$2.98

Weighted average common shares outstanding, in millions	344.7	356.2	345.8	358.5

Diluted Earnings (Loss) Per Share
Continuing operations	$.87	$.80	$3.15	$2.90
Discontinued operations	(.01)	.01	(.06)	.03

Diluted earnings per share	$.86	$.81	$3.09	$2.93

Weighted average diluted shares outstanding, in millions	351.0	362.2	352.1	364.7

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Net income	$302	$293	$1,089	$1,069
Other Comprehensive (Loss) Income
Change in cumulative translation adjustment			17	(4)
Unrealized (loss) gain on marketable securities, net of tax benefit (expense) of $0 and ($2) for the three months ended September 30, 2006, and 2005, and $3 and ($2) for the nine months ended September 30, 2006, and 2005, respectively	(2)	4	(7)	2
Reclassification adjustment on write-down of marketable securities, net of tax of $1 for the three months ended September 30, 2006, and $6 for the nine months ended September 30, 2006	1		9
Reclassification adjustment on sale of marketable securities, net of tax of $15				(29)

Other comprehensive (loss) income, net of tax	(1)	4	19	(31)

Comprehensive income	$301	$297	$1,108	$1,038

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
$ in millions	2006	2005

Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$5,087	$5,272
Collections on billings	16,942	17,491
Income tax refunds received	16	84
Interest received	30	47
Proceeds from insurance carrier	46
Other cash receipts	36	41

Total sources of cash-continuing operations	22,157	22,935

Uses of Cash
Cash paid to suppliers and employees	19,631	20,099
Interest paid	309	335
Income taxes paid	555	391
Excess tax benefits from stock-based compensation	52
Payments for litigation settlements	3	99
Other cash payments	40	30

Total uses of cash-continuing operations	20,590	20,954

Cash provided by continuing operations	1,567	1,981
Cash used in discontinued operations	(82)	(14)

Net cash provided by operating activities	1,485	1,967

Investing Activities
Proceeds from sale of businesses, net of cash divested	43	57
Payment for businesses purchased, net of cash acquired		(353)
Proceeds from sale of property, plant, and equipment	10	8
Additions to property, plant, and equipment	(493)	(519)
Proceeds from insurance carrier	90
Proceeds from sale of investments		224
Payment for purchase of investment	(35)
Payments for outsourcing contract costs	(43)
Other investing activities, net	(14)	(26)

Net cash used in investing activities	(442)	(609)

Financing Activities
Net borrowings under lines of credit	36	47
Principal payments of long-term debt	(522)	(31)
Proceeds from stock option exercises	372	86
Dividends paid	(298)	(268)
Excess tax benefits from stock-based compensation	52
Common stock repurchases	(825)	(710)

Net cash used in financing activities	(1,185)	(876)

(Decrease) increase in cash and cash equivalents	(142)	482
Cash and cash equivalents, beginning of period	1,605	1,230

Cash and cash equivalents, end of period	$1,463	$1,712

NORTHROP GRUMMAN CORPORATION

	Nine Months Ended
	September 30
$ in millions	2006	2005

Reconciliation of Income from Continuing Operations to Net Cash Provided by Operating Activities
Income from continuing operations	$1,110	$1,058
Adjustments to reconcile to net cash provided by operating activities
Depreciation	415	393
Amortization of intangible assets	104	164
Stock-based compensation	155	104
Excess tax benefits from stock-based compensation	(52)
Loss on disposals of property, plant, and equipment	8	7
Impairment of property, plant, and equipment damaged by Hurricane Katrina	1	49
Amortization of long-term debt premium	(11)	(14)
Loss (gain) on investments	15	(151)
Decrease (increase) in
Accounts receivable	(3,909)	(4,164)
Inventoried costs	(155)	(268)
Prepaid expenses and other current assets	(14)	(124)
Increase (decrease) in
Progress payments	3,821	4,173
Accounts payable and accruals	(24)	345
Deferred income taxes	105	336
Income taxes payable	(122)	(50)
Retiree benefits	68	131
Other non-cash transactions, net	52	(8)

Cash provided by continuing operations	1,567	1,981
Cash used in discontinued operations	(82)	(14)

Net cash provided by operating activities	$1,485	$1,967

Non-Cash Investing and Financing Activities
Sale of businesses
Liabilities assumed by purchaser	$18	$41

Purchase of business
Fair value of assets acquired, including goodwill		$399
Consideration given for businesses purchased		(355)

Liabilities assumed		$44

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended
	September 30
$ in millions, except per share	2006	2005

Common Stock
At beginning of period	$347	$364
Common stock repurchased	(12)	(13)
Employee stock awards and options	10	4

At end of period	345	355

Paid-in Capital
At beginning of period	11,571	12,426
Common stock repurchased	(813)	(674)
Employee stock awards and options	516	161

At end of period	11,274	11,913

Retained Earnings
At beginning of period	5,055	4,014
Net income	1,089	1,069
Dividends	(307)	(268)

At end of period	5,837	4,815

Unearned Compensation
At beginning of period		(3)
Amortization of unearned compensation		1

At end of period		(2)

Accumulated Other Comprehensive Loss
At beginning of period	(145)	(101)
Change in cumulative translation adjustment	17	(4)
Unrealized (loss) gain on marketable securities, net of tax	(7)	2
Reclassification adjustment on write-down of marketable securities, net of tax	9
Reclassification adjustment on sale of marketable securities, net of tax		(29)

At end of period	(126)	(132)

Total shareholders’ equity	$17,330	$16,949

Cash dividends per share	$.86	$.75

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Financial Statement Reclassifications – As a result of the items discussed below, certain amounts in the prior period financial statements and related notes have been reclassified to conform to the 2006 presentation.

Effective January 1, 2006, the company established a new reportable segment, Technical Services, to leverage existing business strengths and synergies in the rapidly expanding areas of logistics support, sustainment and technical services. The Technical Services segment was established through the consolidation of multiple programs in logistics operations from the Electronics, Integrated Systems, Mission Systems and Information Technology segments. On July 1, 2006, additional programs from Electronics, Integrated Systems, Mission Systems, and Space Technology were transferred to Technical Services. The sales and segment operating margin in Note 6 have been revised, where material, to reflect these realignments for all periods presented.

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

NORTHROP GRUMMAN CORPORATION

Other new pronouncements which are not effective until after September 30, 2006, are not expected to have a significant effect on the company’s consolidated financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The company is required to initially recognize the funded status of its defined benefit pension and other postretirement benefit plans and to provide the required disclosures as of December 31, 2006. Although management continues to evaluate the effect that the recognition of the funded status of its plans will have on the company’s consolidated financial position, the company estimates the adoption will increase accumulated other comprehensive loss, a component of shareholders’ equity, by a net after-tax amount of approximately $2.7 billion, based on our current assumptions of discount rate and return on plan assets. The company already complies with the requirement under the statement to measure plan assets and benefit obligations as of the employer’s fiscal year end. Adoption of this statement is not expected to have a material impact on the company’s consolidated results of operations.

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 will be effective for the company January 1, 2007, and will require adjustment to the opening balance of retained earnings (or other components of shareholders’ equity in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. Management is currently evaluating the effect that adoption of this interpretation will have on the company’s consolidated financial position and results of operations.

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

4.	BUSINESSES ACQUIRED

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

Confluent – On September 30, 2005, the company acquired privately held Confluent RF Systems Corporation (Confluent) for $42 million, which includes estimated transaction costs of $2 million. In addition, the company

NORTHROP GRUMMAN CORPORATION

paid $10 million into an escrow account to retain the services of a key employee for a twelve-month period. Of this amount, $2.5 million was recognized as compensation expense in 2005, and as of December 31, 2005, $7.5 million remained in “Prepaid expenses and other current assets” in the accompanying Consolidated Condensed Statements of Financial Position. This remaining amount was recognized as compensation expense in the nine months ended September 30, 2006. The acquisition of Confluent provides the company with access to a unique set of proprietary technologies for use on various programs. The operating results of this business are reported in the Integrated Systems segment. The assets, liabilities, and results of operations of the acquired business were not material and thus pro-forma information is not presented.

5.	BUSINESSES SOLD AND DISCONTINUED OPERATIONS

Enterprise Information Technology – In January 2006, management announced its decision to exit the value-added reseller business reported within the Information Technology segment as the Enterprise Information Technology (EIT) business area. The shutdown of this business was completed during the second quarter of 2006 and costs associated with the shut down were not material. The results of operations of this business are reported as discontinued operations in the consolidated condensed statements of income, net of applicable income taxes, for all periods presented.

Winchester – On June 23, 2006, the company sold Winchester Electronics (Winchester) for net cash proceeds of $17 million and recognized an after-tax gain of $2 million in discontinued operations. The results of operations of Winchester, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Interconnect – On February 24, 2006, the company sold the assembly business of Interconnect Technologies (Interconnect) for net cash proceeds of $26 million and recognized an after-tax gain of $5 million in discontinued operations. Subsequent purchase price adjustments pursuant to the sale agreement decreased the after-tax gain to $4 million for the nine months ended September 30, 2006. The results of operations of the assembly business of Interconnect, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Teldix – On March 31, 2005, the company sold Teldix GmbH (Teldix) for $56 million in cash and recognized an after-tax gain of $11 million in discontinued operations. Subsequent purchase price adjustments pursuant to the sale agreement increased the after-tax gain to $14 million for the year ended December 31, 2005. The results of operations of Teldix, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Sales and operating results of the EIT business and the gains from divestitures of other businesses classified within discontinued operations for the three and nine months ended September 30, 2006, and 2005, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Sales	$6	$155	$149	$461

Loss from discontinued operations	$(5)	$(4)	$(22)	$(9)
Income tax benefit	2	1	8	3

Loss from discontinued operations, net of tax	(3)	(3)	(14)	(6)
(Loss) gain from divestitures	(1)	6	11	23
Income tax expense		(1)	(18)	(6)

(Loss) gain from discontinued operations, net of tax	$(4)	$2	$(21)	$11

NORTHROP GRUMMAN CORPORATION

The assets and liabilities of the EIT business, as shown in the table below, are not material and have been collapsed into “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, in the accompanying Consolidated Condensed Statements of Financial Position.

	September 30,	December 31,
$ in millions	2006	2005

Current assets	$22	$140
Property, plant, and equipment, net		1
Other assets	2	1

Total assets	$24	$142

Accounts payable and other current liabilities	$20	$206

Total liabilities	$20	$206

6.	SEGMENT INFORMATION

Effective January 1, 2006, the company established a new reportable segment, Technical Services, to leverage existing business strengths and synergies in the rapidly expanding areas of logistics support, sustainment and technical services. The Technical Services segment was established through the consolidation of multiple programs in logistics operations from the Electronics, Integrated Systems, Mission Systems and Information Technology segments. On July 1, 2006, additional programs from Electronics, Integrated Systems, Mission Systems, and Space Technology were transferred to Technical Services. The sales and segment operating margin in the following tables have been revised, where material, to reflect these realignments for all periods presented.

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

NORTHROP GRUMMAN CORPORATION

The following table presents segment sales and service revenues for the three and nine months ended September 30, 2006, and 2005.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Sales and Service Revenues
Information & Services
Mission Systems	$1,234	$1,322	$3,761	$3,774
Information Technology	1,039	946	2,980	2,793
Technical Services	535	378	1,288	1,154

Total Information & Services	2,808	2,646	8,029	7,721
Aerospace
Integrated Systems	1,317	1,400	4,116	4,036
Space Technology	782	842	2,502	2,580

Total Aerospace	2,099	2,242	6,618	6,616
Electronics	1,669	1,583	4,783	4,875
Ships	1,238	1,222	3,808	4,323
Other		9		31
Intersegment eliminations	(381)	(411)	(1,111)	(1,166)

Total sales and service revenues	$7,433	$7,291	$22,127	$22,400

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating margin reconciled to total operating margin for the three and nine months ended September 30, 2006, and 2005.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Operating Margin
Information & Services
Mission Systems	$119	$99	$358	$283
Information Technology	95	86	265	244
Technical Services	35	22	88	64

Total Information & Services	249	207	711	591
Aerospace
Integrated Systems	137	119	426	375
Space Technology	73	72	225	213

Total Aerospace	210	191	651	588
Electronics	195	180	543	536
Ships	76	(65)	273	144
Other		(5)		(11)
Intersegment eliminations	(34)	(22)	(87)	(60)

Total segment operating margin	696	486	2,091	1,788
Non-segment factors affecting operating margin
Unallocated expenses	(140)	(42)	(221)	(111)
Net pension expense	(2)	(4)	(24)	(13)
Reversal of royalty income included above	(8)	(2)	(14)	(10)

Total operating margin	$546	$438	$1,832	$1,654

Unallocated Expenses – This reconciling item includes the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses not considered allowable or allocable under applicable United States (U.S.) Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments.

Net Pension Expense – Net pension expense reflects pension expense determined in accordance with GAAP less the pension expense included in segment cost of sales to the extent that these costs are currently recognized under CAS. For the three months ended September 30, 2006, and 2005, pension expense determined in accordance with GAAP was $112 million and $102 million, respectively, offset by pension expense under CAS of $110 million and $98 million, respectively. For the nine months ended September 30, 2006 and 2005, pension expense determined in accordance with GAAP was $337 million and $308 million, respectively, offset by pension expense under CAS of $313 million and $295 million, respectively.

Reversal of Royalty Income – Royalty income is included in segment operating margin for internal reporting purposes. For external reporting purposes, royalty income is reclassified to the “Other, net” line item in the Consolidated Condensed Statements of Income.

7.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period.

NORTHROP GRUMMAN CORPORATION

Diluted Earnings Per Share – The dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans totaled 6.3 million shares for both the three and nine months ended September 30, 2006, and 6.0 million shares and 6.2 million shares for the three and nine months ended September 30, 2005, respectively. Shares issuable pursuant to the mandatorily redeemable preferred stock are not included in the diluted earnings per share calculations because their effect was not dilutive for the periods presented. The weighted-average diluted shares outstanding also exclude shares issuable under stock options that have an exercise price in excess of the average market price of the company’s common stock during the period. The number of shares excluded was approximately 8 thousand and 32 thousand for the three and nine months ended September 30, 2006, respectively, and approximately 4 million for the three and nine months ended September 30, 2005.

Share Repurchases – On October 24, 2005, the company’s board of directors authorized a share repurchase program of up to $1.5 billion of its outstanding common stock, which commenced in November 2005 and under which $176 million is remaining.

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

8.	SALE OF INVESTMENTS

TRW Auto – On March 11, 2005, the company sold 7.3 million of its TRW Automotive Holdings Corp. (TRW Auto) common shares for $143 million, and recorded an after-tax gain of $45 million. The sale reduced the company’s ownership of TRW Auto to 9.7 million common shares. The remaining investment is carried at cost of $97 million and included in “Other assets” as of September 30, 2006, and December 31, 2005. The company does not consider this investment to be critical to its ongoing business operations. Sale of this investment is subject to restrictions described in the Second Amended and Restated Stockholders Agreement dated January 28, 2004, between the company and TRW Auto.

Endwave – During the third quarter of 2005, the company sold 2.1 million shares of Endwave Corporation (Endwave) for $81 million, and recorded an after-tax gain of $53 million. These sales reduced the company’s ownership of Endwave to 1.3 million common shares as of September 30, 2005. The company’s remaining investment was sold prior to December 31, 2005, and therefore is not included in the accompanying Consolidated Condensed Statements of Financial Position.

NORTHROP GRUMMAN CORPORATION

9.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
Effective January 1, 2006, the company realigned businesses among four of its operating segments to form a new segment called Technical Services. On July 1, 2006, additional programs were transferred to the Technical Services segment. As a result of these realignments, goodwill of approximately $792 million was reallocated among the affected segments. The changes in the carrying amounts of goodwill for the nine months ended September 30, 2006, were as follows:

		Goodwill	Fair Value
	Balance as of	Transferred	Adjustments	Balance as of
	December 31,	in Segment	to Net Assets	September 30,
$ in millions	2005	Realigment	Acquired	2006

Mission Systems	$4,256	$(336)		$3,920
Information Technology	2,649	(403)	$(9)	2,237
Technical Services		792	(2)	790
Integrated Systems	992	(13)	(2)	977
Space Technology	3,295		(1)	3,294
Electronics	2,575	(40)	(16)	2,519
Ships	3,616		(28)	3,588

Total	$17,383	$—	$(58)	$17,325

Fair Value Adjustments to Net Assets Acquired – The fair value adjustments were primarily due to the resolution of pre-acquisition tax uncertainties resulting from the completion of audits by the Internal Revenue Service.

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	September 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount

Contract and program intangibles	$2,594	$(1,458)	$1,136	$2,594	$(1,357)	$1,237
Other purchased intangibles	100	(67)	33	100	(64)	36

Total	$2,694	$(1,525)	$1,169	$2,694	$(1,421)	$1,273

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense for the three and nine months ended September 30, 2006, was $31 million and $104 million, respectively.

The table below shows expected amortization for purchased intangibles for the remainder of 2006 and for the next five years:

$ in millions

Year Ended December 31
2006 (October 1-December 31)	$31
2007	121
2008	111
2009	101
2010	81
2011	42

NORTHROP GRUMMAN CORPORATION

10.	IMPACT FROM HURRICANE KATRINA

During the third quarter of 2005, the company’s operations in the Gulf Coast area of the U.S. were significantly impacted by Hurricane Katrina. As a result of the hurricane, the Ships segment suffered property damage, contract cost growth, and work delays.

As of September 30, 2006, management estimates that the costs to clean-up and restore its operations will total approximately $850 million, which includes $590 million estimated to repair or replace assets damaged by the storm. Substantially all of the estimated cost is expected to be recovered through the company’s comprehensive property damage insurance. As of September 30, 2006, the company had received $264 million in insurance proceeds, of which $31 million was received during the three months ended September 30, 2006.

Through September 30, 2006, the company has expended $348 million in cash to clean-up and restore its facilities, including $201 million in capital expenditures. During the three months ended September 30, 2006, and 2005, the company incurred clean-up and restoration costs of $11 million and $15 million and capital expenditures of $26 million and $0, respectively. During the nine months ended September 30, 2006, and 2005, the company incurred clean-up and restoration costs of $46 million and $15 million and capital expenditures of $121 million and $0, respectively. As of September 30, 2006, the company has written off $62 million in assets that were completely destroyed by the storm, of which $49 million was written off during the three months ended September 30, 2005. Also during the third quarter of 2005, the company recorded a pre-tax adjustment to reduce the earned margin on its contracts in process by $150 million ($98 million after-tax) to recognize the effects of hurricane-related contract cost growth.

The company has submitted estimated expenditures for recovery to its insurance carriers that are substantially in excess of the insurance proceeds received to date, and is awaiting resolution of its submissions. The company is continuing to assess its damage estimates as the process of repairing its operations is performed. The company estimates this process will continue through 2008.

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

In accordance with cost accounting regulations relating to U.S. Government contractors, recovery of property damages in excess of the net book value of the damaged assets as well as losses on property damage that are not recovered through insurance are required to be included in the company’s overhead pools and allocated to current contracts under a systematic process. The company is currently in discussions with its government customers regarding the allocation methodology to be used to account for these differences. Depending upon the outcome of these discussions and the ultimate resolution of the company’s damage claims with its insurance providers, the company may be required to recognize additional cost growth on its contracts and cumulative downward adjustment to its contract profit rates at a future date.

The insurance provider for coverage of damages over $500 million advised management of a disagreement regarding coverage of losses in excess of $500 million, and this matter is currently being litigated by the company as described in Note 11. The company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. However, based on the current status of the litigation between the company and its insurance provider, no assurances can be made as to the ultimate outcome of this matter. To the extent that its insurance recoveries are inadequate to fund the repair and restoration costs that the company deems necessary, the company will pursue other means for funding the shortfall, including funding from its current operations.

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

NORTHROP GRUMMAN CORPORATION

a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts.

As previously disclosed, in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. The relationship, if any, between the potential claims and a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California remains unclear to the company. In the third quarter of 2006, the parties commenced settlement discussions. While the company continues to believe that it did not breach the contracts in question and that it acted appropriately in this matter, the company proposed to settle the claims and any associated matters and recognized a pre-tax charge of $112.5 million in the three months ended September 30, 2006, to cover the cost of the settlement proposal and associated investigative costs incurred through September 30, 2006. The charge has been recorded within general and administrative expenses in the accompanying Consolidated Condensed Statements of Income. The company extended the offer in an effort to avoid litigation and in recognition of the value of the relationship with this customer. The U.S. Government has advised the company that if settlement is not reached it will pursue its claims through litigation. Because of the highly technical nature of the issues involved and their classified status and because of the significant disagreement between the company and the U.S. Government as to the U.S. Government’s theories of liability and damages (including a material difference between the U.S. Government’s damage theories and the company’s offer), final resolution of this matter could take a considerable amount of time particularly if litigation should ensue. If the U.S. Government were to pursue litigation and were to be ultimately successful on its theories of liability and damages, which could be trebled under the Federal False Claims Act, the effect upon the company’s consolidated financial position, results of operations, and cash flows would materially exceed the amount provided at September 30, 2006. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. Accordingly, the ultimate disposition of this matter cannot presently be determined.

Based upon the available information regarding matters that are subject to U.S. Government investigations, other than as set out above, the company does not believe, but can give no assurance, that the outcome of any such matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, and apart from the specific matters discussed below, the company does not believe that the resolution of any of these various claims and legal proceedings will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. During discovery in the second quarter of 2006, Cogent asserted entitlement to in excess of $50 million for lost profits, in excess of $100 million for loss of goodwill and business opportunities, in excess of $6 million in royalties, doubling of actual damages and other amounts, including, without limitation, attorneys’ fees. The September 12, 2006, scheduled trial date was continued to an unspecified date, but is expected to be set sometime in 2007. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

On September 28, 2006, various individual plaintiffs filed a class action lawsuit in the United States District Court, Central District of California, against the company, certain of its administrative and Board committees, all members of the company’s Board of Directors, and certain company officers and employees (Waldbuesser, et al. v. Northrop Grumman Corporation, et al.). The lawsuit alleges two alternative counts of fiduciary duty breaches under the Employee Retirement Income Security Act of 1974 with respect to alleged excessive, hidden and/or otherwise improper fee and expense charges to the Northrop Grumman Savings Plan and the Northrop

NORTHROP GRUMMAN CORPORATION

Grumman Financial Security and Savings Plan (each of which are 401(k) plans). Among other things, the lawsuit seeks unspecified damages, removal of individuals acting as fiduciaries to such plans, payment of attorney fees and costs, and an accounting. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Insurance Recovery – Damage from Hurricane Katrina is covered by the company’s comprehensive property insurance program. The insurance provider for coverage in excess of $500 million has advised the company of a disagreement regarding coverage for certain losses experienced by the company. Management believes its losses are covered by insurance and has filed a declaratory relief action in the U.S. District Court in Los Angeles, California, seeking a judicial determination that its property insurance program covers all Katrina-related losses in excess of the applicable deductible. Trial on the issue of coverage is set to begin in June 2007. The amount and timing of insurance recoveries remain uncertain due to the difficulty in estimating total damage and the pending legal action with the insurance provider.

12.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of costs not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2006, the amounts recorded are not material individually or in the aggregate.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at September 30, 2006, the range of reasonably possible future costs for environmental remediation sites is $235 million to $332 million, of which $268 million is accrued. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Co-Operative Agreements – In 2003, Ships executed agreements with the states of Mississippi and Louisiana whereby Ships leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ships to these states.

As of September 30, 2006, Ships is obligated under the Mississippi agreement to create 666 new full-time jobs in Mississippi and match state funding expenditures of $112 million by December 2009.

During the three months ended September 30, 2006, the original Louisiana agreement was amended to allow, upon assembly and installation of certain equipment, the employment requirements to be calculated using a four-year average. As of September 30, 2006, Ships is obligated to maintain a minimum average of 5,200 full-time employees at the end of any four-year period occurring between January 1, 2003, and December 31, 2010.

NORTHROP GRUMMAN CORPORATION

Failure by Ships to meet these commitments would result in reimbursement by Ships to Mississippi and Louisiana in accordance with the respective agreements. As of September 30, 2006, management believes that Ships is in compliance with its commitments to date under these agreements, and expects that all future commitments under these agreements will be met based on the most recent Ships business plan.

Financial Arrangements – In the ordinary course of business, the company utilizes standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At September 30, 2006, there were $436 million of unused stand-by letters of credit, $98 million of bank guarantees, and $605 million of surety bonds outstanding.

Indemnifications – The company has retained certain warranty, environmental and other liabilities in connection with certain divestitures. Except as discussed in the following paragraph, the settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

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

Related Party Transactions – For all periods presented, the company had no material related party transactions.

NORTHROP GRUMMAN CORPORATION

13.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefits		Benefits		Life Benefits
$ in millions	2006	2005	2006	2005	2006	2005	2006	2005

Components of Net Periodic Benefit Cost
Service cost	$185	$168	$18	$17	$555	$506	$53	$51
Interest cost	291	273	46	45	874	819	140	136
Expected return on plan assets	(393)	(367)	(12)	(12)	(1,179)	(1,101)	(38)	(37)
Amortization of:
Prior service costs	9	14	(2)		27	40	(5)
Net loss from previous years	20	14	8	7	60	44	24	20

Net periodic benefit cost	$112	$102	$58	$57	$337	$308	$174	$170

Defined contribution plans cost	$62	$60			$196	$187

Employer Contributions – The company expects to contribute approximately $1.1 billion to its pension plans, including a voluntary pre-funding of $800 million, and approximately $185 million to its medical and life benefits plans in 2006. As of September 30, 2006, contributions of $316 million and $127 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

Pension Reform – On August 17, 2006, the Pension Protection Act of 2006 (Act) was signed into law by President Bush. Key provisions of the Act include a requirement to fully fund pension plans within seven years and an increase in the annual deduction limit applicable to pension plan participants. Certain of the company’s pension plans are under-funded. The company is currently evaluating the impact of the Act on its consolidated financial position, results of operations and cash flows.

14.	STOCK-BASED COMPENSATION

At September 30, 2006, the company had stock-based awards outstanding under three stock-based compensation plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1995 Stock Option Plan for Non-Employee Directors. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards). A detailed description of these plans can be found in the company’s 2005 Annual Report on Form 10-K.

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

NORTHROP GRUMMAN CORPORATION

of $51 with original vesting dates through April 2009. The charge associated with the acceleration of vesting was not material.

Adoption of New Standard – Effective January 1, 2006, the company adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 – Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified-prospective transition method, results for prior periods have not been restated. All of the company’s stock award plans are considered equity plans under SFAS No. 123R, and compensation expense recognized as previously described is net of estimated forfeitures of share based awards over the vesting period. The effect of adopting SFAS No. 123R was not material to the company’s income from continuing operations and net income for the three and nine month periods ended September 30, 2006, and the cumulative effect of adoption using the modified-prospective transition method was similarly not material.

Compensation Expense – Total stock-based compensation for the nine months ended September 30, 2006, and 2005, was $156 million and $109 million, respectively, of which $9 million and $3 million related to Stock Options and $147 million and $106 million related to Stock Awards, respectively. Tax benefits recognized in the consolidated condensed statements of income for stock-based compensation during the nine months ended September 30, 2006, and 2005, were $54 million and $38 million, respectively. In addition, the company realized excess tax benefits of $47 million from the exercise of Stock Options and $5 million from the vesting of Stock Awards in the nine months ended September 30, 2006. SFAS 123R requires that cash flows resulting from excess tax benefits be classified as financing cash flows in the accompanying consolidated condensed statements of cash flows.

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

The significant weighted average assumptions relating to the valuation of the company’s Stock Options for the nine months ended September 30, 2006, and 2005, were as follows:

	2006	2005

Dividend yield	1.6%	1.8%
Volatility rate	25%	30%
Risk-free interest rate	4.6%	3.9%
Expected option life (years)	6.0	6.0

The weighted average grant date fair value of Stock Options granted during the nine months ended September 30, 2006, and 2005, was $18 and $16 per share, respectively.

NORTHROP GRUMMAN CORPORATION

Stock Option activity for the nine months ended September 30, 2006, was as follows:

		Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	Under Option	Exercise Price	Contractual Term	($ in millions)

Outstanding at January 1, 2006	27,817,816	$48	5.5 years	$329
Granted	832,771	65
Exercised	(7,932,206)	48
Cancelled and forfeited	(20,933)	50

Outstanding at September 30, 2006	20,697,448	$49	5.2 years	$391

Vested and expected to vest in the future at September 30, 2006	20,610,719	$49	5.2 years	$390

Exercisable at September 30, 2006	19,366,767	$49	4.9 years	$379

Available for grant at September 30, 2006	12,651,255

The total intrinsic value of options exercised during the nine months ended September 30, 2006, and 2005, was $134 million and $29 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at September 30, 2006 (for outstanding options), less the applicable exercise price.

Stock Awards – The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. Compensation expense for Stock Awards is measured at the grant date and recognized over the vesting period. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. There were 1.9 million Stock Awards that vested and were issued in the nine months ended September 30, 2005, with a total fair value of $104 million. There were 2.4 million Stock Awards granted in the nine months ended September 30, 2005, with a weighted average grant date fair value of $54 per share.

Stock Award activity for the nine months ended September 30, 2006, was as follows:

		Weighted Average	Weighted Average
	Stock	Grant Date	Remaining
	Awards	Fair Value	Contractual Term

Outstanding at January 1, 2006	5,785,918	$53	0.9 years
Granted (including performance adjustment on shares vested)	4,242,209	63
Vested	(2,380,500)	56
Forfeited	(234,173)	55

Outstanding at September 30, 2006	7,413,454	$57	1.5 years

Available for grant at September 30, 2006	7,083,588

Unrecognized Compensation Expense – At September 30, 2006, there was $294 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $18 million relates to Stock Options and $276 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 2 years.

Pro-forma Compensation Expense – Had compensation expense for the three and nine months ended September 30, 2005, been determined based on the fair value at the grant dates for Stock Awards and Stock Options, consistent

NORTHROP GRUMMAN CORPORATION

with SFAS No. 123 – Accounting for Stock-Based Compensation, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below:

	Three Months Ended	Nine Months Ended
$ in millions, except per share	September 30, 2005	September 30, 2005

Net income as reported	$293	$1,069
Stock-based compensation, net of tax, included in net income as reported	30	71
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(82)	(166)

Pro-forma net income using the fair value method	$241	$974

Basic Earnings Per Share
As reported	$.82	$2.98
Pro-forma	$.68	$2.72
Diluted Earnings Per Share
As reported	$.81	$2.93
Pro-forma	$.67	$2.67

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2006, and the related consolidated condensed statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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
October 23, 2006

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

There have been no changes in the company’s critical accounting policies during the three and nine months ended September 30, 2006.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions, except per share	2006	2005	2006	2005

Sales and service revenues	$7,433	$7,291	$22,127	$22,400
Operating margin	546	438	1,832	1,654
Interest income	13	5	29	44
Interest expense	(86)	(98)	(263)	(287)
Other, net	1	94	(9)	183
Federal and foreign income taxes	168	148	479	536
Diluted earnings per share from continuing operations	.87	.80	3.15	2.90
Cash provided by continuing operations	943	886	1,567	1,981

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues
Sales and service revenues for the three months ended September 30, 2006, increased $142 million, or 2 percent, as compared with the same period in 2005. The increase was primarily due to increased revenues in the Technical Services, Information Technology, and Electronics segments, partially offset by decreased revenues in the Mission Systems, Integrated Systems, and Space Technology segments.

Sales and service revenues for the nine months ended September 30, 2006, decreased $273 million, or 1 percent, as compared with the same period in 2005. The decrease was primarily due to decreased sales in the Ships segment.

Operating Margin
Operating margin as a percentage of total sales and service revenues for the three months ended September 30, 2006, was 7.3 percent, as compared to 6 percent for the same period in 2005. Operating margin as a percentage of total sales and service revenues for the nine months ended September 30, 2006, was 8.3 percent, as compared to 7.4 percent in the same period in 2005. The increases for both periods included double-digit operating margin increases in the Technical Services, Mission Systems, and Integrated Systems segments.

Operating margin consists of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Segment operating margin	$696	$486	$2,091	$1,788
Unallocated expenses	(140)	(42)	(221)	(111)
Net pension expense	(2)	(4)	(24)	(13)
Reversal of royalty income	(8)	(2)	(14)	(10)

Total operating margin	$546	$438	$1,832	$1,654

Unallocated Expenses – Unallocated expenses for the three months ended September 30, 2006, increased $98 million as compared with the same period in 2005. In the third quarter of 2006, the company recorded a $112.5 million pre-tax provision for its settlement offer to the U.S. Department of Justice and a classified customer. See Note 11 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Unallocated expenses for the nine months ended September 30, 2006, increased $110 million as compared with the same period in 2005. In the third quarter of 2006, the company recorded a $112.5 million pre-tax provision for its settlement offer to the U.S. Department of Justice and a classified customer. See Note 11 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Net Pension Expense – Net pension expense reflects pension expense determined in accordance with GAAP less the pension expense included in segment cost of sales to the extent that these costs are currently recognized under U.S. Government Cost Accounting Standards (CAS). Net pension expense for the three months ended September 30, 2006, decreased $2 million, while net pension expense for the nine months ended September 30, 2006, increased $11 million, as compared with the same periods in 2005.

Reversal of Royalty Income – Royalty income is included in segment operating margin for internal reporting purposes. For external reporting purposes, royalty income is reclassified to the “Other, net” line item discussed below.

Interest Income
Interest income for the three months ended September 30, 2006, increased $8 million, while interest income for the nine months ended September 30, 2006, decreased $15 million as compared with the same periods in 2005. The decrease in the nine-month period was primarily due to interest received in relation to a state tax refund for research and development credits during the second quarter of 2005.

NORTHROP GRUMMAN CORPORATION

Interest Expense
Interest expense for the three months ended September 30, 2006, decreased $12 million, while the interest expense for the nine months ended September 30, 2006, decreased $24 million, as compared with the same periods in 2005. The decreases were primarily due to lower average debt outstanding in 2006 as compared with 2005.

Other, Net
Other, net for the three months ended September 30, 2006, decreased $93 million, while other, net for the nine months ended September 30, 2006, decreased $192 million, as compared with the same period in 2005. The decreases were primarily due to a pre-tax gain of $81 million recognized from the sale of Endwave shares in the third quarter of 2005 and a pre-tax gain of $70 million recognized from the sale of TRW Auto shares in the first quarter of 2005. The nine-month period of 2006 also includes a $15 million write down of marketable securities.

Federal and Foreign Income Taxes
The company’s effective tax rate on income from continuing operations for the three months ended September 30, 2006, was 35.4 percent as compared with 33.7 percent for the same period in 2005.

The company’s effective tax rate on income from continuing operations for the nine months ended September 30, 2006, was 30.1 percent as compared with 33.6 percent for the same period in 2005. During the second quarter of 2006, the company received final approval from the U.S. Congress Joint Committee on Taxation for the agreement previously reached with the Internal Revenue Service regarding its audits of the company’s B-2 program for the years ended December 31, 1997 through December 31, 2000. As a result of the agreement the company recognized tax benefits of $48 million during the second quarter of 2006, due to the reversal of previously established expense provisions. The company also recognized a net tax benefit of $18 million in the first quarter of 2006 related to tax credits associated with qualified wages paid to employees affected by Hurricane Katrina.

Discontinued Operations
Discontinued operations for the three months ended September 30, 2006, is primarily comprised of a $3 million after-tax loss on the shutdown of the Enterprise Information Technology (EIT) business (formerly reported in the Information Technology segment). Discontinued operations for the nine months ended September 30, 2006, is primarily comprised of a $14 million after-tax loss on the shutdown of EIT, partially offset by a $4 million after-tax gain on the divestiture of Interconnect, and a $2 million after-tax gain on the divestiture of Winchester.

Discontinued operations for the three months ended September 30, 2005, is primarily comprised of a $5 million after-tax gain on the divestiture of Teldix GmbH (Teldix), partially offset by a $3 million after-tax operating loss from the shutdown of EIT. See Note 5 to the Consolidated Condensed Financial Statements in Part I, Item 1. Discontinued operations for the nine months ended September 30, 2005, is primarily comprised of a $14 million after-tax gain on the divestiture of Teldix, partially offset by $6 million in after-tax operating losses from EIT. See Note 5 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Diluted Earnings Per Share from Continuing Operations
Diluted earnings per share from continuing operations for the three months ended September 30, 2006, was $.87 per share, as compared with $.80 per share in the same period in 2005. Earnings per share are based on weighted average diluted shares outstanding of 351 million for the three months ended September 30, 2006, and 362.2 million for the same period in 2005. The decrease in weighted average shares outstanding is primarily due to the impact of the share repurchase program. See Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Diluted earnings per share from continuing operations for the nine months ended September 30, 2006, was $3.15 per share, as compared with $2.90 per share in the same period in 2005. Earnings per share are based on weighted average diluted shares outstanding of 352.1 million for the nine months ended September 30, 2006, and 364.7 million for the same period in 2005. The decrease in weighted average shares outstanding is primarily due to the impact of the share repurchase program. See Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1.

NORTHROP GRUMMAN CORPORATION

Cash Provided by Continuing Operations
For the three months ended September 30, 2006, the company provided cash from continuing operations of $943 million compared with $886 million for 2005. The increase was primarily due to lower cash payments to suppliers and employees during the 2006 period, partially offset by an increase in income taxes paid.

For the nine months ended September 30, 2006, the company provided cash from continuing operations of $1.6 billion compared with $2 billion for the same period in 2005. The decrease was primarily due to a decline in progress payments received and an increase in income taxes paid during the 2006 period.

SEGMENT OPERATING RESULTS

Effective January 1, 2006, the company established a new reportable segment, Technical Services, to leverage existing business strengths and synergies in the rapidly expanding areas of logistics support, sustainment and technical services. The Technical Services segment was established through the consolidation of multiple programs in logistics operations from the Electronics, Integrated Systems, Mission Systems and Information Technology segments. On July 1, 2006, additional programs from Electronics, Integrated Systems, Mission Systems, and Space Technology were transferred to Technical Services. The sales and segment operating margin in the following tables have been revised, where material, to reflect these realignments for all periods presented.

Effective January 1, 2006, in order to provide a more relevant depiction of the management and performance of the company’s businesses, sales and segment operating margin in the following tables were revised to include margin on intersegment sales for all periods presented. Intersegment amounts are then eliminated upon consolidation of the segments.

For presentation and discussion purposes, the company’s seven reportable segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services reportable segments are presented as Information & Services. The Integrated Systems and Space Technology reportable segments are presented as Aerospace. The Electronics and Ships reportable segments are presented as separate businesses. The Ships reportable segment includes the aggregated results of the Newport News and Ship Systems operating segments.

NORTHROP GRUMMAN CORPORATION

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Sales and Service Revenues
Information & Services
Mission Systems	$1,234	$1,322	$3,761	$3,774
Information Technology	1,039	946	2,980	2,793
Technical Services	535	378	1,288	1,154

Total Information & Services	2,808	2,646	8,029	7,721
Aerospace
Integrated Systems	1,317	1,400	4,116	4,036
Space Technology	782	842	2,502	2,580

Total Aerospace	2,099	2,242	6,618	6,616
Electronics	1,669	1,583	4,783	4,875
Ships	1,238	1,222	3,808	4,323
Other		9		31
Intersegment eliminations	(381)	(411)	(1,111)	(1,166)

Total sales and service revenues	$7,433	$7,291	$22,127	$22,400

Segment Operating Margin
Information & Services
Mission Systems	$119	$99	$358	$283
Information Technology	95	86	265	244
Technical Services	35	22	88	64

Total Information & Services	249	207	711	591
Aerospace
Integrated Systems	137	119	426	375
Space Technology	73	72	225	213

Total Aerospace	210	191	651	588
Electronics	195	180	543	536
Ships	76	(65)	273	144
Other		(5)		(11)
Intersegment eliminations	(34)	(22)	(87)	(60)

Total segment operating margin	$696	$486	$2,091	$1,788

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Contract Acquisitions	$1,022	$1,042	$3,861	$3,326
Sales and Service Revenues	1,234	1,322	3,761	3,774
Segment Operating Margin	119	99	358	283
As a percentage of segment sales	9.6%	7.5%	9.5%	7.5%

Contract Acquisitions
Mission Systems contract acquisitions for the three months ended September 30, 2006, decreased $20 million, or 2 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended September 30, 2006, included $33 million for the Command Post Program and $30 million for the Global Combat Support System-Army program.

Mission Systems contract acquisitions for the nine months ended September 30, 2006, increased $535 million, or 16 percent, as compared with the same period in 2005, partially due to the receipt of delayed funding upon approval of the fiscal year 2006 federal defense budget. Significant acquisitions during the nine months ended September 30, 2006, included $569 million for the Intercontinental Ballistic Missile (ICBM) program, $157 million for the Joint National Integration Center Research & Development Contract, $135 million for the Kinetic Energy Interceptor program, $99 million for the Command Post Program and $74 million for the Space-Based Space Surveillance program.

Sales and Service Revenues
Mission Systems revenues for the three months ended September 30, 2006, decreased $88 million, or 7 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume on the ICBM program and on a restricted program.

Mission Systems revenues for the nine months ended September 30, 2006, decreased $13 million, or less than 1 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume on the ICBM program and on a restricted program, offset by higher volume on the Command Post Program, the Air and Missile Defense Command & Control System Tactical Support (ATS) program, the Force XXI Battle Command Brigade and Below program, the Kinetic Energy Interceptor program, and the Joint National Integration Center Research & Development Contract.

NORTHROP GRUMMAN CORPORATION

Segment Operating Margin
Mission Systems operating margin for the three months ended September 30, 2006, increased $20 million, or 20 percent, as compared with the same period in 2005. The increase was primarily due to favorable performance on the Ground-based Midcourse Fire, Control & Communications program, and $7 million lower amortization expense for purchased intangibles.

Mission Systems operating margin for the nine months ended September 30, 2006, increased $75 million, or 27 percent, as compared with the same period in 2005. The increase was due to favorable performance on various programs and $20 million lower amortization expense for purchased intangibles.

Information Technology
Information Technology is a premier provider of advanced information technology solutions, engineering, and business services for government and commercial customers. Products and services are focused in the following business areas: Intelligence; Civilian Agencies; Defense; and Commercial, State & Local.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Contract Acquisitions	$1,385	$927	$3,518	$3,086
Sales and Service Revenues	1,039	946	2,980	2,793
Segment Operating Margin	95	86	265	244
As a percentage of segment sales	9.1%	9.1%	8.9%	8.7%

Contract Acquisitions
Information Technology contract acquisitions for the three months ended September 30, 2006, increased $458 million, or 49 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended September 30, 2006, included $319 million for the New York City Broadband Mobile Wireless program, $65 million for the Centers for Disease Control and Prevention Information Technology Support program, $60 million for the U.S. Postal Service Information Technology Support Services program, and $51 million for the National Geospatial-Intelligence Agency Enterprise Engineering program.

Information Technology contract acquisitions for the nine months ended September 30, 2006, increased $432 million, or 14 percent, as compared with the same period in 2005. Significant acquisitions during the nine months ended September 30, 2006, included $319 million for the New York City Broadband Mobile Wireless program, $165 million for the National Geospatial-Intelligence Agency Enterprise Engineering program, $93 million for the Virginia Information Technology Outsourcing program, $89 million for the Centers for Disease Control and Prevention Information Technology Support program, and $88 million for the Defense Integrated Military Human Resources System.

Sales and Service Revenues
Information Technology revenues for the three months ended September 30, 2006, increased $93 million, or 10 percent, as compared with the same period in 2005. The increase was primarily due to higher volume in existing programs, including the Network Centric Solutions program, and the addition of new programs, most notably the Virginia and San Diego Information Technology Outsourcing programs.

Information Technology revenues for the nine months ended September 30, 2006, increased $187 million, or 7 percent, as compared with the same period in 2005. The increase was primarily due to higher volume in existing programs, including the Network Centric Solutions and Systems and Software Engineering Services programs, and the addition of various new programs, most notably the Virginia and San Diego Information Technology Outsourcing programs and the United Kingdom (UK) Whole Life Support Programme.

Segment Operating Margin
Information Technology operating margin for the three months ended September 30, 2006, increased $9 million, or 10 percent, as compared with the same period in 2005. The increase was primarily due to the additional volume from the Virginia Information Technology Outsourcing program.

NORTHROP GRUMMAN CORPORATION

Information Technology operating margin for the nine months ended September 30, 2006, increased $21 million, or 9 percent, as compared to the same period in 2005. The increase in operating margin was primarily due to the additional volume from the Virginia Information Technology Outsourcing program and the UK Whole Life Support Programme.

Technical Services
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, while also providing a wide-array of technical services including training and simulation. Services are grouped into the following business areas: Life Cycle Optimization and Engineering, Systems Support, and Training and Simulation.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Contract Acquisitions	$720	$327	$1,867	$970
Sales and Service Revenues	535	378	1,288	1,154
Segment Operating Margin	35	22	88	64
As a percentage of segment sales	6.5%	5.8%	6.8%	5.5%

Contract Acquisitions
Technical Services acquisitions for the three months ended September 30, 2006, increased $393 million, or 120 percent, as compared with the same period in 2005. The significant acquisition during the three months ended September 30, 2006, was $412 million for the Nevada Test Site (NTS) contract.

Technical Services acquisitions for the nine months ended September 30, 2006, increased $897 million, or 92 percent, as compared with the same period in 2005. Significant acquisitions during the nine months ended September 30, 2006, included $412 million for the NTS contract, $256 million in additional funding on the Joint Base Operations & Support contract, $297 million on the Saudi Arabian National Guard (SANG) program, and $62 million on the B-2 repairs program.

Sales and Service Revenues
Technical Services revenues for the three months ended September 30, 2006, increased $157 million, or 42 percent, as compared with the same period in 2005. The increase was due to new business, primarily the NTS contract.

Technical Services revenues for the nine months ended September 30, 2006, increased $134 million, or 12 percent, as compared with the same period in 2005. The increase was primarily due to the NTS contract and revenue resulting from the Combined Tactical Training Range contract, which began in September 2005.

Segment Operating Margin
Technical Services operating margin for the three months ended September 30, 2006, increased $13 million, or 59 percent, as compared with the same period in 2005. The increase was primarily due to higher sales volume from NTS and improved program performance.

Technical Services operating margin for the nine months ended September 30, 2006, increased $24 million, or 38 percent, as compared to the same period in 2005. The increase was primarily due to higher sales volume and improved performance on several programs, including the SANG program and the APG-66 spares and Qatar vehicle maintenance contracts.

NORTHROP GRUMMAN CORPORATION

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Contract Acquisitions	$704	$782	$4,252	$3,338
Sales and Service Revenues	1,317	1,400	4,116	4,036
Segment Operating Margin	137	119	426	375
As a percentage of segment sales	10.4%	8.5%	10.3%	9.3%

Contract Acquisitions
Integrated Systems contract acquisitions for the three months ended September 30, 2006, decreased $78 million, or 10 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended September 30, 2006, included $163 million for the F-35 program and $118 million for the High Altitude Long Endurance (HALE) Systems (Global Hawk) program.

Integrated Systems contract acquisitions for the nine months ended September 30, 2006, increased $914 million, or 27 percent, as compared with the same period in 2005. Significant acquisitions during the nine months ended September 30, 2006, included $757 million for the F/A-18 program, $710 million for the E-2 program, $598 million for the F-35 program, and $496 million for the HALE Systems program.

Sales and Service Revenues
Integrated Systems revenues for the three months ended September 30, 2006, decreased $83 million, or 6 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume in the E-2D Advanced Hawkeye and EA-18 programs, partially offset by higher volume in the F/A-18, F-35, and restricted programs.

Integrated Systems revenues for the nine months ended September 30, 2006, increased $80 million, or 2 percent, as compared with the same period in 2005. The increase was primarily due to higher volume in the F/A-18, F-35, and restricted programs, partially offset by lower volume in the E-2D Advanced Hawkeye, E-2C Multi-year, and Joint Unmanned Combat Air System Operational Assessment programs as they near completion, and the Joint Surveillance Target Attack System program.

Segment Operating Margin
Integrated Systems operating margin for the three months ended September 30, 2006, increased $18 million, or 15 percent, as compared with the same period in 2005. The increase was primarily due to higher volume and improved performance in the F/A-18 and F-35 programs.

Integrated Systems operating margin for the nine months ended September 30, 2006, increased $51 million, or 14 percent, as compared to the same period in 2005. The increase was primarily due to higher volume and improved performance in the F/A-18, F-35, and EA-6B programs.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Contract Acquisitions	$488	$362	$2,859	$1,972
Sales and Service Revenues	782	842	2,502	2,580
Segment Operating Margin	73	72	225	213
As a percentage of segment sales	9.3%	8.6%	9.0%	8.3%

Contract Acquisitions
Space Technology contract acquisitions for the three months ended September 30, 2006, increased $126 million, or 35 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended September 30, 2006, included $211 million for restricted programs, $73 million for the F-22A program, and $45 million for the Advanced Extremely High Frequency (AEHF) program.

Space Technology contract acquisitions for the nine months ended September 30, 2006, increased $887 million, or 45 percent, as compared with the same period in 2005. Significant acquisitions during the nine months ended September 30, 2006, included $843 million for restricted programs, $466 million for the AEHF program, and $409 million for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program.

Sales and Service Revenues
Space Technology revenues for the three months ended September 30, 2006, decreased $60 million, or 7 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume in the NPOESS, and restricted programs, partially offset by higher volume in the Space Tracking and Surveillance System, James Webb Space Telescope, Airborne Laser (ABL), and AEHF programs.

Space Technology revenues for the nine months ended September 30, 2006, decreased $78 million, or 3 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume in the NPOESS, NextGen, and restricted programs, partially offset by higher volume in the AEHF and ABL programs.

Segment Operating Margin
Space Technology segment operating margin for the three months ended September 30, 2006, increased $1 million, or 1 percent, as compared with the same period in 2005. The increase was primarily due to the sale of a patent and improved performance in the ABL and AEHF programs, offset by lower volume in the NPOESS and restricted programs.

Space Technology segment operating margin for the nine months ended September 30, 2006, increased $12 million, or 6 percent, as compared with the same period in 2005. The increase was primarily due to improved performance in the ABL, F-22A, and AEHF programs, partially offset by lower volume in the NPOESS and restricted programs.

NORTHROP GRUMMAN CORPORATION

ELECTRONICS

Electronics is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Products and services are focused in the following business areas: Aerospace Systems, Defensive Systems, Navigation Systems, Government Systems, Naval & Marine Systems, and Defense Other.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Contract Acquisitions	$1,678	$1,445	$5,118	$4,494
Sales and Service Revenues	1,669	1,583	4,783	4,875
Segment Operating Margin	195	180	543	536
As a percentage of segment sales	11.7%	11.4%	11.4%	11.0%

Contract Acquisitions
Electronics contract acquisitions for the three months ended September 30, 2006, increased $233 million, or 16 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended September 30, 2006, included $116 million for the Bio-Detection program, $103 million for the Vehicular Intercommunications Systems program, $94 million for the Lightweight Laser Designator Rangefinder program, and $48 million for the Counter Man-Portable Air Defense Systems program.

Electronics contract acquisitions for the nine months ended September 30, 2006, increased $624 million, or 14 percent, as compared with the same period in 2005. Significant acquisitions during the nine months ended September 30, 2006, included $189 million for the Multi-Platform Radar Technology Insertion program, $183 million for the Vehicular Intercommunications program, $157 million for the Space Based Infrared System program, $148 million for the Mark VII program, $148 million for the Bio-Detection program, and $125 million for the AFSM-ai Follow On program.

Sales and Service Revenues
Electronics revenues for the three months ended September 30, 2006, increased $86 million, or 5 percent, as compared with the same period in 2005. The increase was primarily due to higher sales of automated flat sorting machines to the U.S. Postal Service, infrared countermeasures, and navigation systems, partially offset by lower sales volume in the Bio-Detection program.

Electronics revenues for the nine months ended September 30, 2006, decreased $92 million, or 2 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume on the F-16 Block 60, the Multi-role Electronically Scanned Array, and the Longbow Missile programs, partially offset by higher sales of automated flat sorting machines to the U.S. Postal Service and infrared countermeasures.

Segment Operating Margin
Electronics operating margin for the three months ended September 30, 2006, increased $15 million, or 8 percent, as compared with the same period in 2005. The increase in operating margin was primarily due to higher volume in postal automation and infrared countermeasures contracts and $17 million lower amortization expense for purchased intangibles, partially offset by performance adjustments in several programs.

Electronics operating margin for the nine months ended September 30, 2006, increased $7 million, or 1 percent, as compared with the same period in 2005. The increase in operating margin was primarily due to $38 million lower amortization expense for purchased intangibles, partially offset by lower volume and performance adjustments in aerospace systems programs.

NORTHROP GRUMMAN CORPORATION

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2006	2005	2006	2005

Contract Acquisitions	$577	$445	$6,371	$1,932
Sales and Service Revenues	1,238	1,222	3,808	4,323
Segment Operating Margin	76	(65)	273	144
As a percentage of segment sales	6.1%	—	7.2%	3.3%

Contract Acquisitions
Ships contract acquisitions for the three months ended September 30, 2006, increased $132 million, or 30 percent, as compared with the same period in 2005. Significant acquisitions during the three months ended September 30, 2006, included $138 million for the Toledo DMP program, $88 million for the LPD program, and $87 million for the DDG 1000 program.

Ships contract acquisitions for the nine months ended September 30, 2006, increased $4.4 billion, or 230 percent, as compared with the same period in 2005. Significant acquisitions during the nine months ended September 30, 2006, included $2.5 billion for the LPD program, $1.1 billion for the Vinson program, $759 million for the Virginia Class Block II program, and additional funding of $403 million for the CVN21 program.

Sales and Service Revenues
Ships revenues for the three months ended September 30, 2006, increased $16 million, or 1 percent, as compared with the same period in 2005. The increase was primarily due to higher sales volume in the Vinson refueling program, as well as higher sales in the LHD, DDG, LHA(R) and Deepwater programs, partially offset by lower volume in the DDG 1000 program.

Ships revenues for the nine months ended September 30, 2006, decreased $515 million, or 12 percent, as compared with the same period in 2005. The decrease was primarily due to lower volume in the DDG 1000 and LPD programs, partially offset by higher sales volume in the Vinson program.

Segment Operating Margin
Ships operating margin for the three months ended September 30, 2006, increased $141 million, or 217 percent, as compared with the same period in 2005. Operating margin for the 2005 period included a $150 million charge for Hurricane Katrina-related cost growth as well as a negative impact of approximately $15 million due to hurricane-related work delays.

Ships operating margin for the nine months ended September 30, 2006, increased $129 million, or 90 percent, as compared to the same period in 2005. The increase in operating margin is primarily due to the negative impacts of Hurricane Katrina recognized in the prior year. Operating margin for the 2005 period included a $150 million charge for Hurricane Katrina-related cost growth as well as a negative impact of approximately $15 million due to hurricane-related work delays.

NORTHROP GRUMMAN CORPORATION

BACKLOG

Total backlog at September 30, 2006, was approximately $59.8 billion. Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. Backlog is converted into sales as work is performed or deliveries are made.

The following table presents funded, unfunded, and total backlog by segment.

	September 30, 2006
			Total
$ in millions	Funded	Unfunded	Backlog

Information & Services
Mission Systems	$2,506	$7,682	$10,188
Information Technology	2,781	2,368	5,149
Technical Services	1,230	3,431	4,661

Total Information & Services	6,517	13,481	19,998
Aerospace
Integrated Systems	3,848	5,946	9,794
Space Technology	1,317	8,391	9,708

Total Aerospace	5,165	14,337	19,502
Electronics	6,630	1,822	8,452
Ships	8,692	3,721	12,413
Intersegment eliminations	(567)		(567)

Total	$26,437	$33,361	$59,798

Major components in unfunded backlog as of September 30, 2006, included various restricted programs across all operating segments, the Kinetic Energy Interceptor program in the Mission Systems segment; the F-35 and F/A-18 programs in the Integrated Systems segment; the NPOESS program in the Space Technology segment; and Block II of the Virginia-class submarines program in the Ships segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2006, was $1.5 billion compared to net cash provided of $2 billion for the same period of 2005. The decrease was primarily due to a decline in progress payments received and an increase in income taxes paid during the 2006 period. During the nine months ended September 30, 2006, the company received $46 million of insurance proceeds as reimbursement for clean-up and restoration costs incurred following Hurricane Katrina. Net cash from operating activities for the nine months ended September 30, 2005, included a payment of $99 million for a litigation settlement, partially offset by the receipt of a state tax research and development credit for the years 1988 through 1990, and related interest.

For 2006, cash generated from operations supplemented by borrowings under credit facilities is expected to be sufficient to service debt and contract obligations, finance capital expenditures, complete the share repurchase program, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2006, was $442 million compared to $609 million in the same period of 2005 primarily due to lower levels of capital spending for property, plant, and equipment and business acquisitions. During the nine months ended September 30, 2006, the company made capital expenditures of $493 million, and received $90 million of insurance proceeds related to Hurricane Katrina, $26 million in net proceeds from the sale of Interconnect, and $17 million in net proceeds from the sale of Winchester. During the nine months ended September 30, 2005, the company made capital expenditures of $519 million, acquired Integic for $353 million, sold 2.1 million

NORTHROP GRUMMAN CORPORATION

common shares of Endwave for $81 million, sold 7.3 million common shares of TRW Auto for $143 million, and sold Teldix for $56 million.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2006, was $1.2 billion compared to $876 million in the same period of 2005 primarily due to higher debt repayment offset by greater proceeds from stock option exercises. Net cash used in financing activities for the nine months ended September 30, 2006, included payments of $522 million related to maturities of long-term debt. During the nine months ended September 30, 2006 and 2005, the company paid approximately $825 million and $710 million under common stock repurchase programs, respectively – See Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1. During the nine months ended September 30, 2006, and 2005, the company received cash of $372 million and $86 million, respectively, from the exercise of stock options.

NEW ACCOUNTING STANDARDS

There was no material effect on the company’s consolidated financial position or results of operations due to new accounting pronouncements that became effective during the periods presented. The expanded disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123R – Share-Based Payment are presented in Note 14 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Other new pronouncements which are not effective until after September 30, 2006, are not expected to have a significant effect on the company’s consolidated financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The company is required to initially recognize the funded status of its defined benefit pension and other postretirement benefit plans and to provide the required disclosures as of December 31, 2006. Although management continues to evaluate the effect that the recognition of the funded status of its plans will have on the company’s consolidated financial position, the company estimates the adoption will decrease accumulated other comprehensive loss, a component of shareholders’ equity, by a net after-tax amount of approximately $2.7 billion, based on our current assumptions of discount rate and return on plan assets. The company already complies with the requirement under the statement to measure plan assets and benefit obligations as of the employer’s fiscal year end. Adoption of this statement is not expected to have a material impact on the company’s consolidated results of operations.

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

In June 2006, the FASB issued Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 will be effective for the company January 1, 2007, and will require adjustment to the opening balance of retained earnings (or other components of shareholders’ equity in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. Management is currently evaluating the effect that adoption of this Interpretation will have on the company’s consolidated financial position and results of operations.

NORTHROP GRUMMAN CORPORATION

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

Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

•	future revenues;

•	expected program performance and cash flows;

•	returns on pension plan assets and variability of pension and other postretirement benefit plan actuarial and related assumptions;

•	the outcome of litigation and appeals;

•	hurricane-related insurance recoveries;

•	environmental remediation;

•	divestitures of businesses;

•	successful reduction of debt;

•	performance issues with key suppliers and subcontractors;

•	product performance and the successful execution of internal plans;

•	successful negotiation of contracts with labor unions;

•	effective tax rates and timing and amounts of tax payments;

•	the results of any audit or appeal process with the Internal Revenue Service; and

•	anticipated costs of capital investments.

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

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, and short-term investments. At September 30, 2006, substantially all borrowings were fixed-rate long-term debt obligations, none of which are callable until maturity (other than make-whole calls). The company’s sensitivity to a 1 percent change in interest

NORTHROP GRUMMAN CORPORATION

rates is tied primarily to its $2 billion credit agreement, which had no balance outstanding at September 30, 2006.

The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. The company does not hold or issue derivative financial instruments for trading purposes. At September 30, 2006, two interest rate swap agreements were in effect but were not material.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At September 30, 2006, the amount of foreign currency forward contracts outstanding was not material. The market risk exposure relating to foreign currency exchange is not material to the consolidated condensed financial statements.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of September 30, 2006, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2006, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

As previously disclosed, in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. The relationship, if any, between the potential claims and a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California remains unclear to the company. In the third quarter of 2006, the parties commenced settlement discussions. While the company continues to believe that it did not breach the contracts in question and that it acted appropriately in this matter, the company proposed to settle the claims and any associated matters and recognized a pre-tax charge of $112.5 million in the three months ended September 30, 2006, to cover the cost of the settlement proposal and associated investigative costs incurred through September 30, 2006. The charge has been recorded within general and administrative expenses in the Consolidated Condensed Statements of Income in Part I, Item 1. The company extended the offer in an effort to avoid litigation and in recognition of the value of the relationship with this customer. The U.S. Government has advised the company that if settlement is not reached it will pursue its claims through litigation. Because of the highly technical nature of the issues involved and their classified status and because of the significant disagreement between the company and the U.S. Government as to the U.S. Government’s theories of liability and damages (including a material difference between the U.S. Government’s damage theories and the company’s offer), final resolution of this matter could take a considerable amount of time particularly if litigation should ensue. If the U.S. Government were to pursue litigation and were to be ultimately successful on its theories of liability and damages, which could be trebled under the Federal False Claims Act, the effect upon the company’s consolidated financial position, results of operations, and cash flows would materially exceed the amount provided at September 30, 2006. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. Accordingly, the ultimate disposition of this matter cannot presently be determined.

Based upon the available information regarding matters that are subject to U.S. Government investigations, other than as set out above, the company does not believe, but can give no assurance, that the outcome of any such matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, and apart from the specific matters discussed below, the company does not believe that the resolution of any of these various claims and legal proceedings will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. During discovery in the second quarter of 2006, Cogent asserted entitlement to in excess of $50 million for lost profits, in excess of $100 million for loss of goodwill and business opportunities, in excess of $6 million in royalties, doubling of actual damages and other amounts, including, without limitation, attorneys’ fees. The September 12, 2006, scheduled trial date was continued to an unspecified date, but is expected to be set sometime in 2007. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

On September 28, 2006, various individual plaintiffs filed a class action lawsuit in United States District Court, Central District of California, against the company, certain of its administrative and Board committees, all members of the company’s Board of Directors, and certain company officers and employees (Waldbuesser, et al. v. Northrop Grumman Corporation, et al.). The lawsuit alleges two alternative counts of fiduciary duty breaches under the Employee Retirement Income Security Act of 1974 with respect to alleged excessive, hidden and/or otherwise improper fee and expense charges to the Northrop Grumman Savings Plan and the Northrop Grumman Financial Security and Savings Plan (each of which are 401(k) plans). Among other things, the lawsuit seeks unspecified damages, removal of individuals acting as fiduciaries to such plans, payment of attorney fees and costs, and an accounting. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

A substantial portion of the company’s current and retired employee population is covered by pension and post-retirement benefit plans, the costs of which are dependent upon the company’s estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. Variances from these estimates could adversely affect the company’s consolidated financial position, results of operations, and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

Item 3.	Defaults Upon Senior Securities

No information is required in response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

No information is required in response to this item.

Item 5.	Other Information

No information is required in response to this item.

Item 6.	Exhibits

*15		Letter from independent registered public accounting firm regarding unaudited interim financial information
*31	.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report

**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

Date: October 23, 2006	By: /s/ Kenneth N. Heintz Kenneth N. Heintz Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

II-4