Form 10-K
period 2006-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2007-02-21
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number
1-16411
NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-4840775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1840 Century Park East, Los Angeles, California 90067 (310) 553-6262
www.northropgrumman.com
(Address and telephone number of principal executive offices and internet site)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange
Series B Convertible Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☑

As of June 30, 2006, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $22,063 million.

As of February 16, 2007, 350,262,436 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northrop Grumman Corporation’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

ii

NORTHROP GRUMMAN CORPORATION

PART I

Item 1.	Business

HISTORY AND ORGANIZATION

History
Northrop Grumman Corporation (“Northrop Grumman” or the “company”) is an integrated enterprise consisting of some 25 formerly separate businesses that cover the entire defense spectrum, from undersea to outer space and into cyberspace. The companies that have become part of today’s Northrop Grumman achieved historic accomplishments, from transporting Charles Lindbergh across the Atlantic to carrying astronauts to the moon’s surface and back.

From 1994 through 2002, the company entered a period of significant expansion through acquisitions of other businesses, most notably:

■	In 1994, Northrop Corporation acquired Grumman Corporation (Grumman) and was renamed Northrop Grumman. Grumman was a premier military aircraft systems integrator and builder of the Lunar Module that first delivered men to the surface of the moon.

■	In 1996, the company acquired the defense and electronics businesses of Westinghouse Electric Corporation, a world leader in the development and production of sophisticated radar and other electronic systems for the nation’s defense, civil aviation, and other international and domestic applications.

■	In 1997, the company acquired Logicon, a provider of military and commercial information systems and services that met the needs of its national defense, civil and industrial customers.

■	In 1999, the company acquired Teledyne Ryan (Ryan), a world leader in the design, development and manufacture of unmanned airborne reconnaissance, surveillance, deception and target systems. In 1927, Ryan produced the Spirit of St. Louis, which Charles Lindbergh flew across the Atlantic. Ryan was also a pioneer in the development of Unmanned Aerial Vehicles (UAVs).

■	In 2001, the company acquired Litton Industries (Litton), a global electronics and information technology enterprise, and one of the nation’s leading full-service design, engineering, construction, and life cycle supporters of major surface ships for the United States (U.S.) Navy, U.S. Coast Guard, and international navies.

■	Also in 2001, Newport News Shipbuilding (Newport News) was added to the company. Newport News is the nation’s sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines.

■	In 2002, Northrop Grumman acquired the space and mission systems businesses of TRW, a leading developer of military and civil space systems and satellite payloads, as well as a leading global integrator of complex, mission-enabling systems and services.

The acquisition of these and other businesses have shaped the company into its present position as a premier provider of technologically advanced, innovative products, services and solutions in information and services, aerospace, electronics and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and non-defense technology programs in the U.S. and abroad. The company conducts most of its business with the U.S. Government, principally the Department of Defense (DoD), and it also conducts business with foreign governments as well as other domestic and international customers.

Organization
The company is aligned into seven reportable segments categorized into four primary businesses. The Mission Systems, Information Technology, and Technical Services segments are presented as Information & Services. The

NORTHROP GRUMMAN CORPORATION

Technical Services segment was created on January 1, 2006, from programs transferred from other segments. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Ships segments are each presented as separate businesses. Newport News and Ship Systems are aggregated and reported as the Ships business in accordance with the provisions of Statement of Financial Accounting Standards No. 131 – Disclosures about Segments of an Enterprise and Related Information.

The company, from time to time, acquires or disposes of businesses, and realigns contracts, programs or business areas among its operating segments that possess similar customers, expertise, and capabilities. These realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The operating results for all periods presented have been revised to reflect these changes made through December 31, 2006.

INFORMATION & SERVICES

Mission Systems
The Mission Systems segment, headquartered in Reston, Virginia, is a leading global systems integrator of complex, mission-enabling systems. The segment consists of three areas of business: Command, Control & Intelligence (C2I) Systems; Missile Systems; and Technical & Management Services.

C2I Systems – C2I Systems provides a variety of command, control, communications, computers, and intelligence support to the various branches of the U.S. DoD and the Intelligence Community. Offerings include signals intelligence and exploitation systems, system engineering and integration, data collection and operations and maintenance, modeling and product generation, system simulation, integration and test, spacecraft command and control (C2) systems, payload control and terminal software, airborne reconnaissance, U.S. Army tactical global combat service support, U.S. Army management information systems, joint service nuclear, biological and chemical reconnaissance systems, tactical operation centers, interoperable C2 solutions, mission planning applications, tactical data link products, global command and control systems, interoperability engineering, intelligence gathering, and naval systems engineering support and integration.

Missile Systems – Missile Systems supports the U.S. integrated Missile Defense system and the Intercontinental Ballistic Missile (ICBM) Program. The integrated Missile Defense system market includes shooters, sensors, battle management, command, control, communications (BMC3), modeling and simulation, and test and evaluation. The business area provides BMC3 systems, war games, modeling and simulation, system test and integration, and missile system engineering to the Missile Defense Agency, Boeing, and Lockheed Martin. As prime contractor for the Kinetic Energy Interceptor (KEI) program, the company is leading development and test activities focused on the boost, ascent and midcourse phases of the Missile Defense Agency’s global layered missile defense system. As prime contractor for the ICBM Program Office, the company offers ICBM domain knowledge, program management, systems engineering and integration, and sustainment and modernization services.

Technical & Management Services – Technical & Management Services primarily supports the DoD. Products and services offered include information systems, life cycle design, development, integration, and operations, electromagnetic and infrared analysis, decision support with modeling tools, systems effectiveness evaluation, sensor systems integration, engineering prototypes and integration, joint training mission rehearsals, and force modernization and integration.

Information Technology
The Information Technology segment, headquartered in McLean, Virginia, consists of four areas of business: Intelligence; Defense; Civilian Agencies; and Commercial, State & Local.

Intelligence – Intelligence provides information technology (IT) systems, services and solutions primarily to the U.S. Intelligence Community, which includes customers in national agencies, defense, homeland security, and other agencies at the federal, state and local level. This business area also collaborates with other Information Technology business areas by providing specialized technology solutions in areas such as information security,

NORTHROP GRUMMAN CORPORATION

secure wireless communications, secure cross agency information-sharing and geospatial information systems. Services and solutions span the entire mission life cycle from requirements and technology development through processing and data analysis to information delivery.

Defense – Defense provides IT systems, services and solutions to all elements of the DoD including the Air Force, Navy, Army, Marines, the Office of the Secretary of Defense, and the Unified Combatant Commands. Offerings include business applications and systems integration related to human capital and business management, logistics, transportation, supply chain, and combat systems support. Other offerings consist of information technology and network infrastructures, including modernization, architecture, design and capacity modeling. Defense also provides solutions and services for defense technology laboratories and research and development centers, system program offices, operational commands, education and training commands, test centers, and other defense agencies.

Civilian Agencies – Civilian Agencies provides IT systems, services and solutions primarily for federal civilian agencies, as well as government and commercial healthcare customers. Civilian Agencies customers include the departments of Homeland Security, Treasury, Justice, Transportation, State, Interior, and the U.S. Postal Service. Homeland Security offerings include secure networking, criminal justice systems, and identity management. Healthcare customers include the Department of Health and Human Services, DoD Health Affairs, the Centers for Disease Control and Prevention, the Food and Drug Administration, the Department of Veterans Affairs, and a number of pharmaceutical manufacturers. Healthcare offerings include enterprise architecture, systems integration, infrastructure management, document management, human capital management, case management, specialized health IT solutions in electronic medical records, public health, bio-surveillance, benefits, and clinical research.

Commercial, State & Local – Commercial, State & Local provides IT systems, services and solutions primarily for state and local agencies and commercial customers. The commercial business centers on managed IT services both as a prime contractor and partner in addition to specialized solutions that address specific business needs. The state and local focus includes public safety, secure wireless solutions, human services, and managed IT services. This business area provides IT outsourcing services on a “service level agreement” basis, where contractual terms are based on infrastructure volume and service levels. Services include management of data centers, networks, desktops, storage, security, help desk, and applications. Specialized state and local offerings include systems for police/fire/medical emergency dispatch, public safety command centers, biometric identification, and human services.

Technical Services
The Technical Services segment, headquartered in Herndon, Virginia, provides infrastructure management and maintenance, training and preparedness, and logistics and life cycle management in a wide array of operating environments. The segment consists of three areas of business: Systems Support, Training and Simulation, and Life Cycle Optimization and Engineering.

Systems Support – Systems Support provides infrastructure and base operations management, including base support and civil engineering work, military range work, support functions which include construction, combat vehicle maintenance, protective and emergency services, launch services, and range-sensor-instrumentation operations. Primary customers include the Department of Energy, the DoD, the National Aeronautics and Space Administration (NASA), the Department of Homeland Security, and the U.S. Intelligence Community, in both domestic and international locations.

Training and Simulation – Training and Simulation provides realistic and comprehensive training to senior military leaders and peacekeeping forces, designs and develops future conflict training scenarios, and provides U.S. warfighters and international allies with live, virtual, and constructive training programs. This business area also offers diverse training applications ranging from battle command to professional military education.

NORTHROP GRUMMAN CORPORATION

Life Cycle Optimization and Engineering – Life Cycle Optimization and Engineering provides complete life cycle product and weapons system sustainment. This business area is focused on providing direct support to warfighters with supply chain management services, warehousing and inventory transportation, field services and mobilization, sustaining engineering, maintenance, repair and overhaul supplies, and on-going weapon maintenance and technical assistance. The group specializes in rebuilding essential parts and assemblies. Customers include the U.S. military as well as commercial and international customers.

AEROSPACE

Integrated Systems
The Integrated Systems segment, headquartered in El Segundo, California, designs, develops, produces, and supports fully missionized integrated systems and subsystems in the areas of battlespace awareness, command and control systems, integrated combat systems, and airborne ground surveillance. The segment is organized into the following areas of business: Integrated Systems Western Region (ISWR); Airborne Early Warning & Electronic Warfare (AEW/EW) Systems; and Airborne Ground Surveillance & Battle Management (AGS/BM) Systems.

Integrated Systems Western Region – The principal manned programs in ISWR are subcontractor work on the F/A-18 and F-35 programs and prime contract work on the B-2 program and the Multi-Platform Radar Technology Insertion Program (MP-RTIP). For the F/A-18, ISWR is responsible for the full integration of the center and aft fuselage and vertical tail sections and associated subsystems. For the F-35, ISWR is responsible for the detailed design and integration of the center fuselage and weapons bay, systems engineering, mission system software, ground and flight test support, signature/low observables development, and support of modeling and simulation activities. ISWR is the prime systems integration contractor for the MP-RTIP, which will provide advanced radar capabilities for both the Global Hawk UAV and the latest U.S. Air Force Multi Sensor Command and Control Aircraft (E-10A). ISWR is working on a radar and avionics upgrade program for the B-2 bomber and is a prime integrator for all logistics support activities including program depot maintenance.

The principal unmanned programs at ISWR are the Global Hawk, the Naval Unmanned Combat Air System (N-UCAS), Aerial Targets, and the Fire Scout. ISWR is the prime contractor for these product lines with the exception of the Army version of Fire Scout for Future Combat Systems (FCS). The Global Hawk is a high altitude long endurance unmanned aerial reconnaissance system. N-UCAS is a competitive development program designed to demonstrate the technical feasibility, military utility, and operational value for a networked system of high performance and weaponized UAVs to effectively and affordably prosecute 21st century combat missions. Aerial Targets has two primary models, the BQM-74 and the BQM-34 and is the prime contractor on multiple domestic and international contracts. Fire Scout is a vertical takeoff and landing tactical UAV system in development and consists of two versions – the Vertical Takeoff and Landing Unmanned Air Vehicle (VTUAV) for the U.S. Navy and the FCS Class IV UAV for the U.S. Army.

Airborne Early Warning & Electronic Warfare Systems – AEW System’s principal products include the E-2C Hawkeye and E-2D Advanced Hawkeye aircraft (currently in the system development and demonstration, or SDD, phase of development). The Hawkeye is the U.S. Navy’s airborne battle management command and control mission system providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company has recently completed delivering E-2C aircraft to the U.S. Navy and international customers under the current multi-year contract, and is currently performing on a follow-on multi-year contract for eight additional aircraft to be delivered to the U.S. Navy through 2009 (2 aircraft delivered in 2006). The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements called the E-2D Advanced Hawkeye under an SDD contract with the U.S. Navy.

EW System’s principal products include the EA-6B (Prowler) and EA-18G electronic attack aircraft. The Prowler is currently the armed services’ only offensive tactical radar jamming aircraft. EW Systems has developed the next generation mission system for this aircraft under the Increased Capacity (ICAP) III contract and has completed the final test and evaluation phase. The company completed the low-rate initial production for ICAP III Kits

NORTHROP GRUMMAN CORPORATION

during 2006, and was awarded a follow-on contract for ICAP III Kits & Spares, with deliveries commencing in 2007. In addition, the company is performing on a contract to incorporate the ICAP III mission system into an F/A-18 platform, designated the EA-18G. Integrated Systems is the principal subcontractor to Boeing for this program, which is currently in the SDD phase.

Airborne Ground Surveillance & Battle Management Systems – AGS/BM Systems is the prime contractor on the Joint Surveillance Target Attack Radar System (Joint STARS) program. Joint STARS detects, locates, classifies, tracks, and targets potentially hostile ground movement in all weather conditions. It is designed to operate around the clock in constant communication through secure data links with U.S. Air Force command posts, U.S. Army mobile ground stations, or centers for military analysis far from the point of conflict. With all the production deliveries complete, Joint STARS has shifted toward higher development upgrades, retrofits, and support of the existing fleet. The Total Support Systems Responsibility (TSSR) program provides management services and sustains Joint STARS aircraft and associated systems. A follow-on system, the E-10A Technology Demonstration Development Program is currently on contract to modify a Boeing 767-400ER Platform to demonstrate the MP-RTIP Radar and some Battle Management Command & Control (BMC2) functionality via selective test flights and demonstrations. AGS/BM Systems is actively involved in the Mine Counter Measures (MCM) technology with multiple customers and contracts that focus on detecting and neutralizing in-land, coastal and water surface/subsurface mines. AGS/BM Systems is aligned with five NATO partners in the Alliance Ground Surveillance Joint Venture for the NATO Design and Development phase of NATO’s manned/unmanned ground surveillance program. AGS/BM Systems is bidding on the KC-135 Tanker Replacement program.

Space Technology
The Space Technology segment, headquartered in Redondo Beach, California, develops a broad range of systems at the leading edge of space, defense, and electronics technology. The sector provides products primarily for the U.S. Government that contribute significantly to the nation’s security and leadership in science and technology. Space Technology primarily consists of the following areas of business: Intelligence, Surveillance & Reconnaissance (ISR); Civil Space; Software Defined Radios (which was transferred to the Mission Systems segment effective January 1, 2007); Satellite Communications (SatCom); Missile & Space Defense; and Technology.

Intelligence, Surveillance & Reconnaissance – The ISR business area, gives the nation’s monitoring systems a global reach and enhanced national security. Addressing requirements in space-based intelligence, surveillance, and reconnaissance systems, ISR provides mission and system engineering, satellite systems, and mission operations. Customers are predominantly restricted, as are the major programs. The Defense Support Program (DSP) is also part of this business area, and has been monitoring ballistic missile launches for the U.S. Air Force for decades.

Civil Space – The Civil Space business area produces and integrates space-based systems, instruments, and services primarily for the NASA, the National Oceanic and Atmospheric Administration, and other governmental agencies. These systems are primarily used for space science, earth observation and environmental monitoring, and exploration missions. A variety of systems and services are provided, including mission and system engineering services, spacecraft and instrument systems, mission operations, and propulsion systems. Major programs include National Polar-orbiting Operational Environmental Satellite System (NPOESS), the James Webb Space Telescope (JWST), Geostationary Operational Environmental Satellite (GOES-R), and the legacy Chandra space telescope and Earth Observing System programs.

Software Defined Radios – Space Technology’s Software Defined Radios business area is at the forefront of radio technology, and designs, develops, and produces advanced integrated Communications, Navigation and Identification (CNI) systems, radios, and avionics integration software. The sector’s avionics systems are integral elements of the F-22A and F-35.

Satellite Communications – The SatCom business area includes complex satellite communication payloads. Key customers are satellite prime contractors in support of the DoD and other government agencies. Major programs

NORTHROP GRUMMAN CORPORATION

include the Advanced Extremely High Frequency (AEHF) payload, Transformational Satellite (TSAT) communications system, and the communication payload for the legacy Milstar program, currently in operation.

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

ELECTRONICS

The Electronics segment, headquartered in Linthicum, Maryland, develops, produces, integrates and supports high performance sensors, intelligence processing, and navigation systems operating in all environments from undersea to outer space and cyberspace. It also develops, produces, integrates and supports power, power control, and ship controls for commercial and naval ships. It provides systems direct to end user customers in domestic and international markets. In select markets it performs as a prime contractor, integrating multiple subsystems to provide complete systems to meet customers’ solution requirements. The segment is composed of five areas of business: Aerospace Systems; Defensive Systems; Government Systems; Naval & Marine Systems; and Navigation Systems.

Aerospace Systems – Aerospace Systems provides sensors, sensor processing, integrated sensor suites, and radar countermeasure systems for military surveillance and precision-strike; missile tracking and warning; space satellite applications; and radio frequency electronic warfare. Fire control radars include systems for the F-16, F-22A, F-35 and B-1B. Navigation radars include commercial and military systems for cargo aircraft. Airborne surveillance systems include the Airborne Warning and Control System (AWACS) radar, the 737 Multi-Role Electronically Scanned Array (MESA), the MP-RTIP and Multi-mission Maritime Aircraft (MMA). Space satellite products include the Space-Based Infrared Surveillance (SBIRS) program, payloads for restricted programs, the Defense Meteorological Satellite Program (DMSP), NPOESS, and the DSP. Radio frequency electronic warfare products include radar warning receivers, self-protection jammers, and integrated electronic warfare systems for aircraft such as the Prowler, F-16 and F-15.

Defensive Systems – Defensive Systems provides systems that support combat aviation by protecting aircraft and helicopters from attack, by providing capabilities for precise targeting and tactical surveillance, by improving mission availability through automated test systems and by improving mission skills through advanced simulation systems. It also provides systems that support land forces. Aircraft and helicopter protection systems include infrared detection and countermeasures systems to defeat shoulder-launched and infrared-guided missiles. Targeting systems include lasers for target designation and image processing and sensor applications, and the LITENING pod system to detect and designate targets for engagement by precision weapons in aircraft such as the F-16 and F/A-18. Test systems include systems to test electronic components of combat aircraft on the flight line and in repair facilities. Land force systems include precision guided munitions for artillery and UAV delivery, night vision goggles, laser designators, weapon sights, tactical radars for warning of missile and artillery attack, and fire control radars for helicopters. Defensive Systems also provides standard simulators for use on test ranges and training facilities to emulate radars of potential adversaries.

Government Systems – Government Systems provides products and services to meet the needs of governments for improvements in the effectiveness of their civil and military infrastructure and of their combat and counter-terrorism operations. This includes systems and systems integration of products and services for postal automation, for the detection and alert of Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) material, for homeland defense, communications, and air traffic management, and for multi-sensor processing and analysis for combat units and national agencies of data from ISR systems. Key programs include: Advanced Flat

NORTHROP GRUMMAN CORPORATION

Sorting Machines; International Sorting Centers; air to ground radios, voice and data switches, ground movement and landing systems; U.S. Postal Service bio-detection systems; robots for bomb disposal; national level communications, information processing and air defense systems for international customers; unattended ground sensors; the ISR Distributed Common Ground System for the U.S. military services and national agencies; and deployed ISR and persistent surveillance processing systems.

Naval & Marine Systems – Naval and Marine Systems provides major subsystems and subsystem integration for sensors, sensor processing, missile launching, ship controls and power generation. It provides systems to military surface and subsurface platforms, and bridge and power control systems for commercial maritime applications. Principal programs include: radars for navigation; radars for aircraft and cruise missile defense; bridge management and control systems; power generation systems for aircraft carriers; propulsion systems for the Virginia Class submarine; launch systems for Trident submarines and the KEI program; the Advanced SEAL Delivery System mini-submarine; and unmanned semi-autonomous naval systems.

Navigation Systems – Navigation Systems provides navigation, identification and avionics systems for military and commercial applications. Its products are used in commercial space and aircraft; in military air, land, sea, and space systems; and in both U.S. and international markets. Key programs include: integrated avionics for the U.S. Marine Corps attack and utility helicopters and U.S. Navy E-2 aircraft; military navigation and positioning systems for the F-16 fighter, F-22A fighter/attack aircraft, Eurofighter, and U.S. Navy MH-60 helicopter; navigation systems for commercial aircraft; navigation systems for military and civil space satellites and deep space exploration; friend-or-foe transponders and interrogators; and systems for the C-17 aircraft, Eurofighter and MH-60 helicopter. Navigation Systems also develops and produces fiber-optic acoustic systems for underwater surveillance for Virginia Class submarines.

SHIPS

The Ships segment includes the following areas of business: Aircraft Carriers; Expeditionary Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense; Services; and Commercial & Other.

Aircraft Carriers – Ships is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers. The U.S. Navy’s newest carrier, the USS Ronald Reagan, was delivered to the fleet in May 2004. Construction on the last carrier in the Nimitz class, the George H. W. Bush, continues. The Bush christening occurred in the fall of 2006 and delivery to the U.S. Navy is expected in 2008. Advanced design and preparation continues for the new generation carrier, CVN 21, which will incorporate transformational technologies that will result in manning reductions, improved war fighting capability, and a new nuclear propulsion plant design. The construction award for the first ship of the CVN 21 program, the Gerald R. Ford, is expected in early 2008. The company also provides ongoing maintenance for the U.S. Navy aircraft carrier fleet through overhaul, refueling, and repair work. Ships is currently performing the refueling and complex overhaul of the USS Carl Vinson with redelivery to the U.S. Navy anticipated in early 2009. Planning for the USS Theodore Roosevelt refueling and complex overhaul began in the fall of 2006. The ship is expected to arrive at Newport News, Virginia in the fall of 2009.

Expeditionary Warfare – Expeditionary Warfare programs include the design and construction of amphibious assault ships for the U.S. Navy, including the WASP LHD 1 class and the San Antonio LPD 17 class. Ships is the sole provider for the LHD class of large-deck, 40,500-ton multipurpose amphibious assault ships, which serve as the centerpiece of an Amphibious Ready Group. Currently, the LHD 8 is under construction and is a significant upgrade from the preceding seven ships of its class. The design and production of the LHD 8 is a $1.8 billion program with delivery scheduled for 2008. In 2006, design & long lead construction funding was awarded for the LHA 6, the first in a new class of enhanced amphibious assault ships, and the construction award is anticipated in the first half of 2007. Ships is also the sole provider of the LPD 17 class of ships, which function as amphibious transports. The initial two ships were delivered in 2005 and 2006, and five LPD 17 ships are currently under construction. Also, one additional ship is in backlog and long lead funding has been received on the ninth ship.

NORTHROP GRUMMAN CORPORATION

Surface Combatants – Surface Combatants includes the design and construction of the Arleigh Burke DDG 51 class Aegis guided missile destroyers, and the design of DDG 1000 (previously DD(X)), the Navy’s future transformational surface combatant class. Ships is one of two prime contractors designing and building DDG 51 class destroyers, which provide primary anti-aircraft and anti-missile ship protection for the U.S. Navy fleet. Three Arleigh Burke class destroyers are currently under construction with an additional ship in backlog. In 2006, Ships was awarded Phase IV detail design & long lead construction funding for the initial DDG 1000. The contract calls for an equal split of ship detail design efforts between the company and Bath Iron Works, a wholly owned subsidiary of General Dynamics Corporation. The construction award for the initial ship is anticipated in the first half of 2007. The advanced technologies developed on DD(X) Phase III are being incorporated into DDG 1000 and are expected to be incorporated into the next generation guided missile cruiser CG(X).

Submarines – Northrop Grumman is one of only two U.S. companies capable of designing and building nuclear-powered submarines. In February 1997, the company and Electric Boat, a wholly owned subsidiary of General Dynamics Corporation, reached an agreement to cooperatively build Virginia Class nuclear attack submarines. The lead ship, USS Virginia, was delivered by Electric Boat to the U.S. Navy and commissioned into the fleet in October 2004. The USS Texas was delivered by Ships in the spring of 2006. The Hawaii was delivered in December 2006, and progress continues on the North Carolina, the final block one ship. Electric Boat and Ships were awarded a construction contract in August 2003, which was subsequently modified in January 2004, for the second block of six Virginia Class submarines. Planning and long lead material procurement is underway on all six boats of the second block; construction has begun on the first four.

Coast Guard & Coastal Defense – Ships is a joint venture partner along with Lockheed Martin for the Coast Guard’s Deepwater Modernization Program. Ships has design and production responsibility for all surface ships, including three new classes of cutters. The program is a 20-year program with the surface ship content having an estimated revenue value of over $8 billion. In 2006, the Ships/Lockheed Martin joint venture was selected for a 43 month contract extension for the Deepwater program.

Services – Ships provides after-market services, including on-going maintenance and repair work, for a wide array of naval and commercial vessels. The company has ship repair facilities in the U.S. Navy’s largest homeports of Norfolk, Virginia, and San Diego, California.

Commercial & Other – Under the Polar Tanker program, Ships was under contract to produce five double-hulled tankers. These tankers each transport one million barrels of crude oil from Alaska to west coast refineries and are fully compliant with the Oil Pollution Act of 1990. The last ship under this program was delivered in mid-2006.

Corporate
The company’s principal executive offices are located at 1840 Century Park East, Los Angeles, California 90067. The company’s telephone number is (310) 553-6262. The company’s home page on the Internet is www.northropgrumman.com. The company makes web site content available for informational purposes, and such content is not incorporated by reference into this Form 10-K, unless so specified herein.

NORTHROP GRUMMAN CORPORATION

SUMMARY SEGMENT FINANCIAL DATA

In the following table, revenue from the U.S. Government includes revenue from contracts for which Northrop Grumman is the prime contractor, as well as those for which the company is a subcontractor and the ultimate customer is the U.S. Government. The company’s discontinued operations are excluded from all of the data elements in this table. For a more complete understanding of the company’s financial information, see the “Segment Operating Results” in Part II, Item 7, and the consolidated financial statements in Part II, Item 8.

	Year Ended December 31
$ in millions	2006	2005	2004
Sales and Service Revenues
Information & Services
Mission Systems
United States Government	$4,612	$4,575	$4,251
Other customers	54	45	29
Intersegment sales	408	397	306
	5,074	5,017	4,586
Information Technology
United States Government	3,063	2,921	2,714
Other customers	829	718	634
Intersegment sales	139	132	114
	4,031	3,771	3,462
Technical Services
United States Government	1,483	1,233	1,199
Other customers	34	45	52
Intersegment sales	272	255	241
	1,789	1,533	1,492
Aerospace
Integrated Systems
United States Government	5,277	5,272	4,370
Other customers	169	170	204
Intersegment sales	54	47	36
	5,500	5,489	4,610
Space Technology
United States Government	3,209	3,278	3,148
Other customers	87	67	63
Intersegment sales	55	50	58
	3,351	3,395	3,269
Electronics
United States Government	4,112	4,015	3,701
Other customers	1,906	1,902	2,156
Intersegment sales	560	685	533
	6,578	6,602	6,390
Ships
United States Government	5,263	5,727	6,108
Other customers	48	57	142
Intersegment sales	10	2	2
	5,321	5,786	6,252
Other
United States Government			2
Other customers		42	227
Intersegment sales			1
		42	230
Intersegment eliminations	(1,496)	(1,568)	(1,291)
Total sales and service revenues	$30,148	$30,067	$29,000

NORTHROP GRUMMAN CORPORATION

Foreign Sales – Foreign sales amounted to approximately $1.6 billion, $1.7 billion, and $1.6 billion, or 5.2 percent, 5.5 percent, and 5.5 percent of total revenue for the years ended December 31, 2006, 2005, and 2004, respectively. All of the company’s segments engage in international business, for which the company retains a number of sales representatives and consultants who are not employees of the company. See “Risk Factors” in Part I, Item 1A.

	Year Ended December 31
$ in millions	2006	2005	2004
Operating Margin
Information & Services
Mission Systems	$471	$374	$314
Information Technology	352	328	246
Technical Services	110	89	71
Aerospace
Integrated Systems	551	499	431
Space Technology	293	274	236
Electronics	744	702	661
Ships	393	249	395
Other		(17)	(3)
Intersegment Eliminations	(117)	(84)	(59)
Total Segment Operating Margin	2,797	2,414	2,292
Non-segment factors affecting operating margin
Unallocated expenses	(287)	(190)	(282)
Net pension expense adjustment	(37)	(21)	(12)
Reversal of royalty income included above	(19)	(10)	(12)
Total operating margin	$2,454	$2,193	$1,986

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

Net Pension Expense Adjustment – The net pension expense adjustment reflects the excess pension expense determined in accordance with accounting principles generally accepted in the United States of America (GAAP) over the pension expense allocated to the operating segments under CAS.

Realignments
The company, from time to time, acquires or disposes of businesses, and realigns contracts, programs or business areas among its operating segments that possess similar customers, expertise, and capabilities. These realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The operating results for all periods presented have been revised to reflect these changes.

NORTHROP GRUMMAN CORPORATION

Other Financial Information

	Year Ended December 31
$ in millions	2006	2005	2004
Contract Acquisitions
Information & Services
Mission Systems	$5,717	$4,442	$4,846
Information Technology	4,617	3,962	3,680
Technical Services	2,288	1,368	1,464
Aerospace
Integrated Systems	6,107	4,544	5,042
Space Technology	4,314	2,643	3,455
Electronics	7,167	6,346	6,542
Ships	10,045	2,749	5,670
Other		19	217
Intersegment eliminations	(1,500)	(1,565)	(1,293)
Total contract acquisitions	$38,755	$24,508	$29,623
Capital Expenditures
Information & Services
Mission Systems	$45	$54	$23
Information Technology	32	35	27
Technical Services	4	5	4
Aerospace
Integrated Systems	119	142	111
Space Technology	107	123	123
Electronics	130	166	146
Ships	287	266	220
Other			3
Corporate	13	33	15
Total capital expenditures	$737	$824	$672
Depreciation and Amortization
Information & Services
Mission Systems	$30	$57	$55
Information Technology	46	49	48
Technical Services	7	8	8
Aerospace
Integrated Systems	110	102	90
Space Technology	136	142	132
Electronics	211	247	244
Ships	153	155	148
Other			2
Corporate	12	12	6
Total depreciation and amortization	$705	$772	$733

NORTHROP GRUMMAN CORPORATION

	December 31,
$ in millions	2006	2005
Assets
Information & Services
Mission Systems	$4,701	$4,750
Information Technology	3,305	3,319
Technical Services	1,092	993
Aerospace
Integrated Systems	2,202	2,271
Space Technology	4,541	4,615
Electronics	5,454	5,577
Ships	6,946	6,756
Other		14
Segment assets	28,241	28,295
Corporate	3,768	5,919
Total assets	$32,009	$34,214
Funded Backlog
Information & Services
Mission Systems	$2,952	$2,309
Information Technology	2,830	2,244
Technical Services	1,066	567
Aerospace
Integrated Systems	4,285	3,678
Space Technology	1,936	972
Electronics	6,585	5,996
Ships	10,854	6,130
Other		5
Total funded backlog	$30,508	$21,901

Substantially all of the company’s assets are located or maintained in the United States. Backlog is converted into the following years’ sales as costs are incurred or deliveries are made. Approximately 65 percent of the 2006 year-end funded backlog is expected to be converted into sales in 2007.

CUSTOMERS AND REVENUE CONCENTRATION

The company’s primary customer is the U.S. Government. Revenue from the U.S. Government accounted for approximately 90 percent, 90 percent, and 88 percent of total revenues in 2006, 2005, and 2004, respectively. No other customer accounted for more than 10 percent of total revenue during any period presented. No single product or service accounted for more than 10 percent of total revenue during any period presented.

NORTHROP GRUMMAN CORPORATION

PATENTS

The following table summarizes the number of patents the company owns or has pending as of December 31, 2006:

	Owned	Pending	Total
U.S. patents	3,507	749	4,256
Foreign patents	2,515	1,977	4,492
Total	6,022	2,726	8,748

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

RAW MATERIALS

The most significant raw material required by the company is steel, used primarily for ship building. The company has mitigated supply risk by negotiating long-term agreements with a number of steel suppliers. In addition, the company has mitigated price risk related to its steel purchases through certain contractual arrangements with the U.S. Government. While the company has generally been able to obtain key raw materials required in its production processes in a timely manner, a significant delay in receipt of these supplies by the company could have a material effect on the company’s results of operations. See “Risk Factors” in Part I, Item 1A.

GOVERNMENT REGULATION

The company’s business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. See “Risk Factors” in Part I, Item 1A.

Certain programs with the U.S. Government that are prohibited by the customer from being publicly discussed in detail are referred to as “restricted” in this Form 10-K. The consolidated financial statements and financial information contained within this Form 10-K reflect the operating results of restricted programs under GAAP. See “Risk Factors” in Part I, Item 1A.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are allocated to U.S. Government contracts. Company-sponsored research and development expenses totaled $574 million, $538 million, and $504 million in 2006, 2005, and 2004, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

NORTHROP GRUMMAN CORPORATION

EMPLOYEE RELATIONS

The company believes that it maintains good relations with its 122,200 employees, of which approximately 19 percent are covered by 32 collective bargaining agreements. The company expects to re-negotiate two of its larger collective bargaining agreements and 15 of its smaller agreements in 2007. It is not expected that these negotiations will, either individually or in the aggregate, have a material adverse effect on the company’s results of operations. See “Risk Factors” in Part I, Item 1A.

ENVIRONMENTAL MATTERS

Federal, state, and local laws relating to the protection of the environment affect the company’s manufacturing operations. The company has provided for the estimated cost to complete environmental remediation where the company has determined it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. These estimates may change given the inherent difficulty in estimating environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup, determination of legally responsible parties, and the status of laws, regulations, and their interpretations.

In order to assess the potential impact on the company’s financial statements, management estimates the possible remediation costs that reasonably could be incurred by the company on a site-by-site basis. Such estimates take into consideration the professional judgment of the company’s environmental engineers and, when necessary, consultation with outside environmental specialists. In most instances, only a range of reasonably possible costs can be estimated. However, in the determination of accruals, the most probable amount is used when determinable, and the minimum is used when no single amount is more probable. The company records accruals for environmental cleanup costs in the accounting period in which the company’s responsibility is established and the costs can be reasonably estimated. The company does not anticipate and record insurance recoveries before it has determined that collection is probable.

Management estimates that at December 31, 2006, the range of reasonably possible future costs for environmental remediation sites is $224 million to $319 million, of which $257 million is accrued in “Other current liabilities” in the consolidated statements of financial position. Environmental accruals are recorded on an undiscounted basis. At sites involving multiple parties, the company provides environmental accruals based upon its expected share of liability, taking into account the financial viability of other jointly liable parties. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. In addition, should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued, which could have a material effect on the company’s consolidated financial position, results of operations, or cash flows. The company has made the investments it believes necessary in order to comply with environmental laws.

COMPETITIVE CONDITION

Northrop Grumman, along with Lockheed Martin Corporation, The Boeing Company, Raytheon Company, and General Dynamics Corporation are among the largest companies in the U.S. defense industry at this time. Northrop Grumman competes against these and other companies for a number of programs, both large and small. Intense competition and long operating cycles are both key characteristics of Northrop Grumman’s business and the defense industry. It is common in this industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, turn out to be a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under

NORTHROP GRUMMAN CORPORATION

binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

The company’s success in the competitive defense industry depends upon its ability to develop and market its products and services, as well as its ability to provide the people, technologies, facilities, equipment, and financial capacity needed to deliver those products and services with maximum efficiency. It is necessary to maintain, as the company has, sources for raw materials, fabricated parts, electronic components, and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations. See “Risk Factors” in Part I, Item 1A.

EXECUTIVE OFFICERS

See Part III, Item 10, for information about Executive Officers of the company.

AVAILABLE INFORMATION

Throughout this Form 10-K, the company incorporates by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows the company to disclose important information by referring to it in this manner, and you should review this information in addition to the information contained herein.

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports, are available free of charge through the company’s web site as soon as reasonably practicable after electronic filing of such material with the SEC. You can learn more about the company by reviewing the company’s SEC filings on the company’s web site. The company’s SEC reports can be accessed through the investor relations page of the company’s web site at www.northropgrumman.com.

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

■	The Company Depends Heavily on a Single Customer, the U.S. Government, for a Substantial Portion of the Company’s Business, Including Programs Subject to Security Classification Restrictions on Information. Changes Affecting this Customer’s Capacity to Do Business with the Company or the Effects of Competition in the Defense Industry Could Have a Material Adverse Effect On the Company or Its Prospects.

Approximately 90 percent of the company’s revenues during 2006 were derived from products and services ultimately sold to the U.S. Government and are therefore affected by, among other things, the federal budget process. The company is a supplier, either directly or as a subcontractor or team member, to the U.S. Government and its agencies as well as foreign governments and agencies. These contracts are subject to the respective customers’ political and budgetary constraints and processes, changes in customers’ short-range and long-range strategic plans, the timing of contract awards, and in the case of contracts with the U.S. Government, the congressional budget authorization and appropriation processes, the Government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor

NORTHROP GRUMMAN CORPORATION

suspension or debarment in the event of certain violations of legal and regulatory requirements. The termination or failure to fund one or more significant contracts by the U.S. Government could have a material adverse effect on the company’s results of operations or prospects.

In the event of termination for the government’s convenience, contractors are normally protected by provisions covering reimbursement for costs incurred subsequent to termination. The company is involved in a lawsuit concerning a contract terminated for convenience. See “Other Matters” in Part I, Item 3. Termination resulting from the company’s default could expose the company to liability and have a material adverse effect on its ability to compete for contracts.

In addition, a material amount of the company’s revenues and profits is derived from programs that are subject to security classification restrictions (restricted business), which could limit the company’s ability to discuss details about these programs, their risks or any disputes or claims relating to such programs. As a result, investors might have less insight into the company’s restricted business than other businesses of the company or could experience less ability to evaluate fully the risks, disputes or claims associated with restricted business.

The company’s success in the competitive defense industry depends upon its ability to develop and market its products and services, as well as its ability to provide the people, technologies, facilities, equipment, and financial capacity needed to deliver those products and services with maximum efficiency. A loss of business to our competitors could have a material adverse affect on the company’s ability to generate favorable financial results and maintain market share.

■	Many of The Company’s Contracts Contain Performance Obligations That Require Innovative Design Capabilities, Are Technologically Complex, Require State-Of-The-Art Manufacturing Expertise or Are Dependent Upon Factors Not Wholly Within The Company’s Control. Failure to Meet These Obligations Could Adversely Affect The Company’s Profitability and Future Prospects.

The company designs, develops and manufactures technologically advanced and innovative products and services applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions, or materials and components could prevent the company from achieving contractual requirements.

In addition, the company’s products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems which could negatively affect revenue and profitability include loss on launch of spacecraft, premature failure, problems with quality, country of origin, delivery of subcontractor components or services, and unplanned degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen liabilities, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments previously received by the company.

Certain contracts, primarily involving space satellite systems, contain provisions that entitle the customer to recover fees in the event of partial or complete failure of the system upon launch or subsequent deployment for less than a specified period of time. Under such terms, the company could be required to forfeit fees previously recognized and/or collected. The company has not experienced any material losses in the last decade in connection with contract performance incentive provisions. However, if the company were to experience launch failures or complete satellite system failures in the future, such events could have a material adverse impact on the company’s financial position or results of operations.

NORTHROP GRUMMAN CORPORATION

■	Contract Cost Growth on Fixed-Price and Other Contracts That Cannot Be Justified as an Increase In Contract Value Due From Customers Exposes The Company to Reduced Profitability and the Potential Loss of Future Business.

Operating margin is adversely affected when contract costs that cannot be billed to customers are incurred. This cost growth can occur if estimates to complete increase due to technical challenges or if initial estimates used for calculating the contract price were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete. A significant change in cost estimates on one or more programs could have a material effect on the company’s consolidated financial position or results of operations.

Due to their nature, fixed-price contracts inherently have more risk than flexibly priced contracts and therefore generally carry higher profit margins. Approximately 34 percent of the company’s annual revenues are derived from fixed-price contracts – see “Contracts” in Part II, Item 7. Flexibly priced contracts may carry risk to the extent of their specific contract terms and conditions relating to performance award fees and negative performance incentives. The company typically enters into fixed-price contracts where costs can be reasonably estimated based on experience. In addition, certain contracts other than fixed-price contracts have provisions relating to cost controls and audit rights. Should the terms specified in those contracts not be met, then profitability may be reduced.

Fixed-price development work comprises a small portion of the company’s fixed-price contracts and inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are generally reduced. In addition, successful performance of fixed-price development contracts, which include production units, is subject to the company’s ability to control cost growth in meeting production specifications and delivery rates. While management uses its best judgment to estimate costs associated with fixed-price development programs, future events could result in either upward or downward adjustments to those estimates. Examples of the company’s significant fixed-price development contracts include the F-16 Block 60 combat avionics program and the MESA radar system program for the Wedgetail and Peace Eagle contracts, both of which are performed by the Electronics segment. It is also not unusual in the Ships business for the company to negotiate fixed-price production follow-on contracts before the development effort has been completed and learning curves fully realized on existing flexibly priced development contracts.

■	The Company Uses Estimates When Accounting for Contracts. Changes In Estimates Could Affect The Company’s Profitability and Its Overall Financial Position.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the company’s contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of efficiency initiatives and cost reduction efforts. Incentives, awards, or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance.

Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a

NORTHROP GRUMMAN CORPORATION

material adverse effect upon future period financial reporting and performance. See “Critical Accounting Policies, Estimates, and Judgments” in Part II, Item 7.

■	The Company’s Operations Are Subject to Numerous Domestic and International Laws, Regulations and Restrictions, and Noncompliance With These Laws, Regulations and Restrictions Could Expose The Company to Fines, Penalties, Suspension or Debarment, Which Could Have a Material Adverse Effect on The Company’s Profitability and Its Overall Financial Position.

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

In addition, international business subjects the company to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure by the company or its sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of the company’s export privileges, which could have a material adverse effect on the company. Changes in regulation or political environment may affect the company’s ability to conduct business in foreign markets including investment, procurement, and repatriation of earnings.

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

■	The Company’s Business Is Subject to Disruption Caused By Issues With Its Suppliers, Subcontractors, Workforce, Natural Disasters and Other Factors That Could Adversely Affect the Company’s Profitability and Its Overall Financial Position.

The company may be affected by delivery or performance issues with key suppliers and subcontractors, as well as other factors that may cause operating results to be adversely affected. Changes in inventory requirements or other production cost increases may also have a negative effect on the company’s consolidated results of operations.

Performance failures by a subcontractor of the company or difficulty in maintaining complete alignment of the subcontractor’s obligations with the company’s prime contract obligations may adversely affect the company’s ability to perform its obligations on the prime contract, which could reduce the company’s profitability due to damages or other costs that may not be fully recoverable from the subcontractor or from the customer and could result in a termination of the prime contract and have an adverse effect on the company’s ability to compete for future contracts.

NORTHROP GRUMMAN CORPORATION

Operating results are heavily dependent upon the company’s ability to attract and retain sufficient personnel with requisite skill sets and/or security clearances. The successful negotiation of collective bargaining agreements and avoidance of organized work stoppages are also critical to the ongoing operations of the company.

The company has significant operations located in regions of the U.S. where damaging storms and other natural disasters are somewhat common. While preventative measures typically help to minimize harm to the company, the damage and disruption resulting from certain storms or other natural disasters may be significant. Although no assurances can be made, the company believes it can recover costs associated with natural disasters through insurance or its contracts.

Natural disasters such as storms and earthquakes can disrupt electrical and other power distribution networks and cause adverse effects on profitability and performance, including computer and internet operation and accessibility. Computer viruses and similar harmful software programs, as well as network outages, disruptions and attacks also may have a material adverse affect on the company’s profitability and performance unless quarantined or otherwise prevented.

■	Changes In Future Business Conditions Could Cause Business Investments and/or Recorded Goodwill to Become Impaired, Resulting In Substantial Losses and Write-Downs That Would Reduce The Company’s Operating Income.

As part of its overall strategy, the company will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchased price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates.

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

■	The Company Is Subject to Various Claims and Litigation That Could Ultimately Be Resolved Against The Company Requiring Material Future Cash Payments and/or Future Material Charges Against The Company’s Operating Income and Materially Impairing The Company’s Financial Position.

The size and complexity of the company’s business make it highly susceptible to claims and litigation. The company is subject to environmental claims, income tax matters and other litigation, which, if not resolved within established accruals, could have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows. See “Legal Proceedings” in Part I, Item 3, and “Critical Accounting Policies, Estimates, and Judgments” in Part II, Item 7.

■	Pension and Medical Expense Associated with the Company’s Retirement Benefit Plans May Fluctuate Significantly Depending Upon Changes in Actuarial Assumptions and Future Market Performance of Plan Assets.

A substantial portion of the company’s current and retired employee population is covered by pension and post-retirement benefit plans, the costs of which are dependent upon the company’s various assumptions, including estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. Variances from these estimates could have a material adverse affect on the company’s consolidated financial position, results of operations, and cash flows.

NORTHROP GRUMMAN CORPORATION

■	The Company’s Insurance Coverage May Be Inadequate to Cover All of Its Significant Risks or Its Insurers May Deny Coverage of Material Losses Incurred By The Company, Which Could Adversely Affect The Company’s Profitability and Overall Financial Position.

Primarily as a result of the major hurricanes in 2004 and 2005 (including Hurricanes Katrina and Rita), market conditions have substantially changed, resulting in an overall reduced amount of total available coverage. The company endeavors to identify and obtain in established markets insurance agreements to cover significant risks and liabilities (including, among others, natural disasters, products liability and business interruption). Not every risk or liability can be protected against by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. In some, but not all, circumstances the company may receive indemnification from the U.S. Government. Because of the reduction in overall available coverage referred to above, the company may have to bear substantial costs for uninsured losses that could have an adverse effect upon its consolidated results of operations and its overall consolidated financial position. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, where litigation with the carrier becomes necessary, an outcome unfavorable to the company may have a material adverse affect on the company’s consolidated results of operations. See Note 15 to the consolidated financial statements in Part II, Item 8.

■	Current Trends in U.S. Government Procurement May Adversely Affect Cash Flows or Program Profitability.

The company, like others in the defense industry, is aware of a potential problem presented by strict compliance with the Defense Federal Acquisition Regulation Supplement preference for enumerated specialty metals sourced domestically or from certain foreign countries. Subcontractors and lower-tier suppliers have made disclosures indicating inability to comply with the rule as written, particularly for low-value parts such as washers, screws, nuts, bolts, resistors and capacitors. Subject to limitations, inability to certify that all enumerated specialty metals in a product comply with sourcing requirements can lead to U.S. Government customers withholding a portion of a payment on delivery or may prevent delivery altogether of materiel and products critical to national defense.

Item 1B.	Unresolved Staff Comments

The company has no unresolved comments from the SEC.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Form 10-K that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “guidance,” “anticipate,” “outlook,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under “Risk Factors” in Part I, Item 1A, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

■	future revenues;

■	expected program performance and cash flows;

■	returns on pension plan assets and variability of pension actuarial and related assumptions;

NORTHROP GRUMMAN CORPORATION

■	the outcome of litigation, claims and appeals;

■	hurricane-related insurance recoveries;

■	environmental remediation;

■	acquisitions and divestitures of businesses;

■	successful reduction of debt;

■	performance issues with key suppliers and subcontractors;

■	product performance and the successful execution of internal plans;

■	successful negotiation of contracts with labor unions;

■	effective tax rates and timing and amounts of tax payments;

■	the results of any audit or appeal process with the Internal Revenue Service; and

■	anticipated costs of capital investments.

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

At December 31, 2006, the company had approximately 55 million square feet of floor space comprised of approximately 2,164 buildings/structures and land at 504 separate locations, primarily in the U.S., for the purpose of manufacturing, warehousing, research and testing, administration and various other productive and facility uses. Of the total square footage at December 31, 2006, 55 percent was company-owned, 41 percent was leased and 4 percent was government-owned or leased. At December 31, 2006, the company leased to other third parties approximately 1,014,000 square feet of its owned and leased facilities, and had vacant floor space of approximately 680,000 square feet.

At December 31, 2006, our business operating segments had major operations at the following locations:

Mission Systems – Huntsville, AL; Carson, Huntington Beach, McClellan, Redondo Beach, San Bernardino, San Diego, San Jose, San Pedro, Van Nuys and West Sacramento, CA; Aurora and Colorado Springs, CO; Washington, DC; Columbia, Elkridge and Lanham, MD; Bellevue, NE; Fairborn and Kettering, OH; Middletown, RI; Clearfield, UT; Arlington, Chantilly, Chester, Dahlgren, Fairfax, Herndon, Newport News, Reston, Stafford, Vienna and Virginia Beach, VA.

Information Technology – Hawthorne, CA; Colorado Springs and Lafayette, CO; Washington, DC; Atlanta, GA; Andover, MA; Annapolis Junction and Rockville, MD; Bethpage and Bohemia, NY; Fairborn, OH; Dallas and Irving, TX; Arlington, Chantilly, Fairfax, Falls Church, Herndon, Lorton, McLean, Reston, and Richmond, VA.

Technical Services – Sierra Vista, AZ; Warner Robins, GA; Lake Charles, LA; Albuquerque, NM; and Oklahoma City, OK.

Integrated Systems – Carson, El Segundo, Tejon, Hawthorne, Palmdale, and San Diego, CA; Jacksonville, Melbourne and St. Augustine, FL; Hollywood, MD; Moss Point, MS; New Town, ND; and Bethpage, NY.

NORTHROP GRUMMAN CORPORATION

Space Technology – El Segundo, Manhattan Beach, Rancho Carmel, Redondo Beach and San Diego, CA; St. Charles, MO; and Charlotte, NC.

Electronics – Huntsville, AL; Tempe, AZ; Azusa, San Jose, Sunnyvale and Woodland Hills, CA; Boulder, CO; Norwalk, CT; Apopka, FL; Rolling Meadows, IL; Westwood, MA; Annapolis, Annapolis Junction, Baltimore, Belcamp, Elkridge, Gaithersburg, Hagerstown, Linthicum and Sykesville, MD; Springfield, MO; Ocean Springs, MS; Melville and Williamsville, NY; Cincinnati, OH; Clinton, TN; Garland, TX; Salt Lake City, UT; and Charlottesville, VA. Locations outside the U.S .include France, Germany, Italy, Norway, and the United Kingdom.

Ships – San Diego, CA; Avondale, Harahan, Harvey, Tallulah and Waggaman, LA; Gautier, Gulfport, Moss Point and Pascagoula, MS; and Newport News, VA.

Corporate and other locations – Brea, San Pedro, and Los Angeles, CA; Des Plaines, IL; Olathe, KS; Englewood and Hanover Township, NJ; York, PA; Irving and Marshall, TX; and Arlington, VA. Locations outside the U.S. include Canada and the United Kingdom.

The following is a summary of the company’s floor space at December 31, 2006:

			U.S. Government
Square feet	Owned	Leased	Owned/Leased	Total
Information & Services
Mission Systems	374,154	5,033,520		5,407,674
Information Technology	32,673	4,424,765		4,457,438
Technical Services	117,793	1,211,591	61,575	1,390,959
Aerospace
Integrated Systems	3,817,905	2,975,040	1,993,605	8,786,550
Space Technology	3,234,846	2,277,989	4,656	5,517,491
Electronics	8,455,234	4,066,600		12,521,834
Ships	13,690,907	1,829,536	74,322	15,594,765
Corporate	813,067	675,804		1,488,871
Total	30,536,579	22,494,845	2,134,158	55,165,582

The company believes its properties are well maintained and in good operating condition and that the productive capacity of the company’s properties is adequate to meet current contractual requirements and those for the foreseeable future.

Item 3.	Legal Proceedings

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

As previously disclosed, in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. The relationship, if any, between the potential claims and a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California remains unclear to the company. In the third quarter of 2006, the parties commenced settlement discussions. While the company continues to believe that it did not breach the

NORTHROP GRUMMAN CORPORATION

contracts in question and that it acted appropriately in this matter, the company proposed to settle the claims and any associated matters and recognized a pre-tax charge of $112.5 million in 2006 to cover the cost of the settlement proposal and associated investigative costs. The charge has been recorded within “General and administrative expenses” in the consolidated statements of income in Part II, Item 8. The company extended the offer in an effort to avoid litigation and in recognition of the value of the relationship with this customer. The U.S. Government has advised the company that if settlement is not reached it will pursue its claims through litigation. Because of the highly technical nature of the issues involved and their classified status and because of the significant disagreement between the company and the U.S. Government as to the U.S. Government’s theories of liability and damages (including a material difference between the U.S. Government’s damage theories and the company’s offer), final resolution of this matter could take a considerable amount of time particularly if litigation should ensue. If the U.S. Government were to pursue litigation and were to be ultimately successful on its theories of liability and damages, which could be trebled under the Federal False Claims Act, the effect upon the company’s consolidated financial position, results of operations, and cash flows would materially exceed the amount provided by the company. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. Accordingly, the ultimate disposition of this matter cannot presently be determined.

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

The company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. During discovery in the second quarter of 2006, Cogent asserted entitlement to in excess of $50 million for lost profits, in excess of $100 million for loss of goodwill and business opportunities, in excess of $6 million in royalties, doubling of actual damages and other amounts, including, without limitation, attorneys’ fees. The trial date has been set for May 22, 2007. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

On September 28, 2006, various individual plaintiffs filed a class action lawsuit in the U.S. District Court, Central District of California, against the company, certain of its administrative and Board committees, all members of the company’s Board of Directors, and certain company officers and employees (Waldbuesser, et al. v. Northrop Grumman Corporation, et al.). The lawsuit alleges two alternative counts of fiduciary duty breaches under the Employee Retirement Income Security Act of 1974 (ERISA) with respect to alleged excessive, hidden and/or otherwise improper fee and expense charges to the Northrop Grumman Savings Plan and the Northrop Grumman Financial Security and Savings Plan (both of which are 401(k) plans). Among other things, the lawsuit seeks unspecified damages, removal of individuals acting as fiduciaries to such plans, payment of attorney fees and costs, and an accounting. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

On January 3, 2007, a class action lawsuit was filed in the U.S. District Court, Central District of California, against the company, certain of its administrative and Board committees, certain members of its Board of Directors, and certain company officers and employees (Heidecker v. Northrop Grumman Corporation, et al.). The lawsuit alleges two alternative counts of fiduciary duty breaches under ERISA with respect to the investment

NORTHROP GRUMMAN CORPORATION

and administrative management of the Northrop Grumman Savings Plan, including allegations of excessive, hidden and/or otherwise improper fee and expense charges. Among other things, the lawsuit seeks unspecified damages, removal of individuals acting as fiduciaries to such plans, payment of attorney fees and costs, and an accounting. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other Matters
In the event of contract termination for the government’s convenience, contractors are normally protected by provisions covering reimbursement for costs incurred on the program. The company received a termination for convenience notice on the Tri-Service Standoff Attack Missile (TSSAM) program in 1995. In December 1996, the company filed a lawsuit against the U.S. Government in the U.S. Court of Federal Claims seeking the recovery of approximately $750 million for uncompensated performance costs, investments and a reasonable profit on the program. Prior to 1996, the company had charged to operations in excess of $600 million related to this program. Northrop Grumman is unable to predict whether it will realize some or all of its claims, none of which are recorded on its balance sheet, from the U.S. Government related to the TSSAM program.

Item 4.	Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information.

The company’s common stock is listed on the New York Stock Exchange.

The following table sets forth, for the periods indicated, the high and low sale prices of the company’s common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2006			2005
January to March	$69.83	to	$59.63	$54.95	to	$51.25
April to June	$71.23	to	$62.17	$56.77	to	$53.50
July to September	$68.88	to	$63.05	$57.87	to	$53.67
October to December	$69.71	to	$64.59	$60.11	to	$52.33

(b)	Holders.

The approximate number of common shareholders was 37,467 as of February 16, 2007.

(c)	Dividends.

Quarterly dividends per common share for the most recent two years are as follows:

	2006	2005
January to March	$0.26	$0.23
April to June	0.30	0.26
July to September	0.30	0.26
October to December	0.30	0.26
	$1.16	$1.01

NORTHROP GRUMMAN CORPORATION

On February 21, 2007, the company’s board of directors approved a 23 percent increase to the quarterly common stock dividend, from $.30 per share to $.37 per share, effective with the first quarter 2007 dividend.

The quarterly dividend for the mandatorily redeemable preferred shares was $1.75 for each quarter in 2006 and 2005.

Common Stock
The company has 800,000,000 shares authorized at a $1 par value, of which 345,921,809 and 347,357,291 shares were outstanding as of December 31, 2006 and 2005, respectively.

Preferred Stock
The company has 10,000,000 shares authorized with a liquidation value of $100 per share, of which 3,500,000 shares were outstanding as of December 31, 2006 and 2005.

(d)	Annual Meeting of Stockholders.

The Annual Meeting of Stockholders of Northrop Grumman Corporation will be held on May 16, 2007, at the Space Technology Presentation Center, One Space Park, Redondo Beach, California 90278.

(e)	Stock Performance Graph.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG NORTHROP GRUMMAN CORPORATION, S & P 500 INDEX
AND S & P AEROSPACE/DEFENSE INDEX

(1)	Assumes $100 invested at the close of business on December 31, 2001, in Northrop Grumman Corporation common stock, Standard & Poor’s (S&P) 500 Index, and the S&P Aerospace/Defense Index.

(2)	The cumulative total return assumes reinvestment of dividends.

(3)	The S&P Aerospace/Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Goodrich Corporation, Honeywell International Inc., L-3 Communications,

NORTHROP GRUMMAN CORPORATION

Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, Rockwell Collins, Inc., and United Technologies Corporation.

(4)	The total return is weighted according to market capitalization of each company at the beginning of each year.

(5)	The “Stock Performance Graph” is furnished with this Report and shall not be deemed to be filed.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

No repurchases of the company’s equity securities were made during the fourth quarter of 2006.

NORTHROP GRUMMAN CORPORATION

Item 6.	Selected Financial Data

The data presented in the following table has been adjusted to reflect the current application of discontinued operations as well as the two-for one stock split of the company’s common stock in 2004. See also “Business Acquisitions” and “Business Dispositions” in Part II, Item 7.

Selected Financial Data

	Year Ended December 31
$ in millions except per share	2006	2005	2004	2003	2002
Sales and Service Revenues
United States Government	$27,019	$27,021	$25,493	$22,063	$13,367
Other customers	3,129	3,046	3,507	3,485	3,089
Total revenues	$30,148	$30,067	$29,000	$25,548	$16,456
Operating Margin	$2,454	$2,193	$1,986	$1,449	$1,124
Income from continuing operations	1,567	1,392	1,080	745	458	*
Basic earnings per share, from continuing operations	$4.53	$3.90	$3.00	$2.04	$1.87	*
Diluted earnings per share, from continuing operations	4.44	3.83	2.96	2.02	1.84	*
Cash dividends declared per common share	1.16	1.01	.89	.80	.80
Year-End Financial Position
Total assets	$32,009	$34,214	$33,303	$33,022	$42,331
Net working capital (deficit)	(34)	(423)	688	(620)	4,464
Notes payable to banks and long-term debt	4,162	5,145	5,158	5,891	9,635
Total long-term obligations and preferred stock	8,641	9,412	10,438	10,876	16,580
Financial Ratios
Operating margin as a percentage of total revenue	8.1%	7.3%	6.8%	5.7%	6.8%
Income from continuing operations, as a percentage of
Total sales and service revenues	5.2	4.6	3.7	2.9	2.8
Average assets	4.7	4.1	3.3	2.0	1.4
Average shareholders’ equity	9.4	8.2	6.7	5.0	4.2
Current ratio	.99 to 1	.95 to 1	1.11 to 1	.90 to 1	1.39 to 1
Notes payable to banks and long-term debt as a percentage of shareholders’ equity	25.0%	30.6%	30.9%	37.3%	67.3%
Other Financial Information
Company-sponsored research and development expenses	$574	$538	$504	$429	$283
Depreciation	569	556	507	454	346
Amortization of assets	136	216	226	227	170
Maintenance and repairs	362	431	398	244	153
Rent expense	548	512	454	469	304
Payroll and employee benefits	12,528	12,216	12,473	10,965	6,950
Other Non-Financial Information
Number of employees at year-end	122,200	123,600	125,400	123,400	118,100
Number of shareholders at year-end	37,621	39,025	40,158	39,345	28,212
Floor area at year-end (in millions of square feet)
Owned	30.5	30.0	30.2	31.6	32.4
Commercially leased	22.5	23.2	22.0	21.5	21.3
U.S. Government owned/leased	2.1	2.0	2.0	2.0	2.1

*	Before cumulative effect of accounting change related to SFAS No. 142 – Goodwill and Other Intangible Assets

NORTHROP GRUMMAN CORPORATION

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Business
Northrop Grumman provides technologically advanced, innovative products, services, and integrated solutions in information and services, aerospace, electronics, and shipbuilding to its global customers. As a system integrator, prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and commercial technology programs in the United States (U.S.) and abroad. Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense (DoD). The company also conducts business with foreign governments and makes domestic and international commercial sales.

Outlook
U.S. defense contractors have benefited from the upward trend in overall defense spending over recent years. Certain programs in which the company participates may be subject to potential reductions due to a slower rate of growth in the U.S. Defense Budget forecasts and funds being diverted to support the on-going Global War on Terrorism and the reordering of priorities by the DOD. Despite this trend, the company believes that its portfolio of technologically advanced, innovative products, services, and integrated solutions in systems integration, defense electronics, information technology, advanced aircraft, shipbuilding, technical services and space technology will generate revenue growth in 2007 and beyond. In 2007, based on total backlog (funded and unfunded) of approximately $61 billion as of December 31, 2006, the company expects sales to range between $31 and $32 billion and forecasts improvement in net income over 2006. The major industry and economic factors that may affect the company’s future performance are described in the following paragraphs.

Industry Factors
While Northrop Grumman is subject to the usual vagaries of the defense marketplace, it is also affected by the unique characteristics of the defense industry as a monopsony, and by certain elements peculiar to its own business mix. Northrop Grumman, along with Lockheed Martin Corporation, The Boeing Company, Raytheon Company, and General Dynamics Corporation are among the largest companies in the U.S. defense industry at this time. Northrop Grumman competes against these and other companies for a number of programs, both large and small. Intense competition and long operating cycles are both key characteristics of Northrop Grumman’s business and the defense industry. It is common in this industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, turn out to be a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and simultaneously perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

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

Economic Opportunities, Challenges, and Risks
The defense of the U.S. and its allies requires the ability to respond to one or more regional conflicts, terrorist acts, or threats to homeland security, and is increasingly dependent upon early threat identification. National responses to those threats may require unilateral or cooperative initiatives ranging from dissuasion, deterrence, active defense, security and stability operations, or peacekeeping. The U.S. government continues to place a high priority on the protection of its engaged forces and citizenry, and in minimizing collateral damage when force

NORTHROP GRUMMAN CORPORATION

must be applied in pursuit of national objectives. As a result, the U.S. and its military coalitions increasingly rely on sophisticated systems providing long-range surveillance and intelligence, battle management, and precision strike capabilities combined with the ability to rapidly deploy effective force to any region. Accordingly, defense procurement spending is expected to be weighted toward the development and procurement of military platforms and systems demonstrating the stealth, long-range, survivability, persistence and standoff capabilities that can overcome such obstacles to access. Additionally, advanced electronics and software that enhance the capabilities of individual systems and provide for the real-time integration of individual surveillance, information management, strike, and battle management platforms will also be required.

While the upward trend in overall defense spending may slow, U.S. budgets are expected to continue to exhibit real growth in the coming years. While defense spending in allied countries may not match that growth, many of those allies are focusing their development and procurement efforts on advanced electronics and information systems capabilities to enhance their interoperability with U.S. forces. Of note, the 2006 Quadrennial Defense Review increased the DoD focus on intelligence, surveillance, and reconnaissance (ISR), and joint command and control, in support of future budget submissions. The size of future U.S. and international defense budgets is expected to remain responsive to the international security environment. The 2008 budget submitted by the President requests $481.4 billion in discretionary authority for the DoD base budget (including $141.7 billion to continue the fight in the Global War on Terrorism), representing an 11.3 percent increase over the projected enacted level for fiscal 2007. While this budget includes proposed reductions in certain programs in which the company participates or for which the company expects to compete, the company believes that spending on recapitalization and transformation of homeland security and defense assets will continue to be a national priority, with particular emphasis on areas involving intelligence and non-conventional warfare capabilities.

U.S. Government programs in which Northrop Grumman either participates, or strives to participate, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes. Budget decisions made in this environment will have long-term consequences for the size and structure of Northrop Grumman and the entire defense industry. Despite significant growth in the defense budget since 2001, the percent of Gross Domestic Product dedicated to the nation’s defense has remained relatively constant.

Substantial new competitive opportunities for the company include a new aerial refueling tanker, the next-generation long-range bomber, space radar, unmanned vehicles, transformational satellite communications systems, restricted space-based programs, technical services and information technology contracts, and several international and homeland security programs. In pursuit of these opportunities, Northrop Grumman continues to focus on operational and financial performance for continued growth in 2007 and beyond.

Northrop Grumman has historically concentrated its efforts in high technology areas such as stealth, airborne surveillance, battle management, systems integration, defense electronics, and information technology. The company has a significant presence in federal and civil information systems; the manufacture of combatant ships including aircraft carriers and submarines; space technology; command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) and missile systems. The company believes that its programs are a high priority for national defense. Nevertheless, under budgetary pressures and emphasis on capabilities to conduct non-conventional warfare, there remains the possibility that one or more of them may be reduced, extended, or terminated by our U.S. Government customers.

The company provides certain product warranties that require repair or replacement of non-conforming items for a specified period of time. Most of the company’s product warranties are provided under government contracts, the costs of which are generally incorporated into contract pricing.

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

NORTHROP GRUMMAN CORPORATION

U.S. Government agencies. Given the company’s dependence on U.S. Government business, suspension or debarment could have a material adverse effect on the company.

BUSINESS ACQUISITIONS

2006 – In October the company announced its intent to acquire Essex Corporation (Essex). On January 25, 2007, the company completed its purchase of 100 percent of the common stock of Essex, valued at approximately $600 million, including the assumption of debt totaling $23 million and estimated transaction costs of $14 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. The operating results of Essex will be included as part of the Mission Systems segment from the date of acquisition. The assets, liabilities, and results of operations of Essex were not material.

2005 – The company acquired Confluent RF Systems Corporation (Confluent) for $42 million, which included transaction costs of $2 million, and Integic Corporation (Integic) for $319 million, which included transaction costs of $6 million. The assets, liabilities, and results of operations of these acquired businesses were not material individually or in the aggregate, and thus pro-forma information is not presented.

2004 – There were no significant acquisitions during 2004.

BUSINESS DISPOSITIONS

2006 – The company sold the assembly business unit of Interconnect Technologies (Interconnect) and Winchester Electronics (Winchester) for net cash proceeds of $26 million and $17 million, respectively, and recognized an after-tax gain of $4 million and $3 million, respectively, in discontinued operations. The results of operations of Interconnect and Winchester, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

The Enterprise Information Technology (EIT) business, formerly reported in the Information Technology segment, was shut down and costs associated with the exit activities were not material. The results of operations of this business are reported as discontinued operations in the consolidated statements of income, net of applicable income taxes, for all periods presented.

2005 – The company sold Teldix GmbH (Teldix) for $57 million in cash and recognized an after-tax gain of $14 million in discontinued operations. The results of operations of Teldix, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

2004 – The company’s Canadian navigation systems and space sensors systems business and Kester were sold for cash of $65 million and $60 million, respectively, and the company recorded an after-tax gain of $12 million and $2 million, respectively, in discontinued operations. The results of operations of these businesses were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

CONTRACTS

The majority of the company’s business is generated from long-term government contracts for development, production, and service activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general and administrative costs. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are determined under the requirements of the Federal Acquisition Regulation (FAR) and Cost Accounting Standards (CAS) regulations as allowable and allocable costs. Examples of costs incurred by the company and not billed to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, certain legal costs, lobbying costs, charitable donations, and advertising costs.

NORTHROP GRUMMAN CORPORATION

The company’s long-term contracts typically fall into one of two broad categories:

Flexibly Priced Contracts – Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor’s allowable costs incurred plus a fee that represents profit. Cost-type contracts generally require that the contractor use its best efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor’s allowable costs, but are subject to a cost-share limit which affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached.

Firm Fixed-Price Contracts – A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is a pre-determined, negotiated amount and not generally subject to adjustment regardless of costs incurred by the contractor.

The following table summarizes 2006 revenue recognized by contract type and customer:

	U.S.	Other		Percent
($ in millions)	Government	Customers	Total	of Total
Flexibly priced	$19,415	$483	$19,898	66%
Firm fixed-price	7,604	2,646	10,250	34
Total	$27,019	$3,129	$30,148	100%

Contract Fees – Negotiated contract fee structures, for both flexibly priced and fixed-price contracts may include, but are not limited to: fixed-fee amounts, cost sharing arrangements to reward or penalize for either under or over cost target performance, positive award fees, and negative penalty arrangements. Profit margins may vary materially depending on the negotiated contract fee arrangements, percentage-of-completion of the contract, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Positive Award Fees – Certain contracts contain provisions consisting of award fees based on performance criteria such as: cost, schedule, quality, and technical ingenuity. Award fees are determined and earned based on the subjective evaluation by the customer of the company’s performance against such negotiated criteria. Award fee contracts are widely used throughout the company’s operating segments. Examples of significant long-term contracts with substantial negotiated award fee amounts are the Kinetic Energy Interceptor (KEI), F-35 SDD, E-2D SDD, LPD, and DDG-1000 programs.

Compliance and Monitoring – On a regular basis, the company monitors its policies and procedures with respect to its contracts to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

The company’s significant accounting policies are outlined in Note 1 to the consolidated financial statements (see in Part II, Item 8 of this Form 10-K). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. As part of its oversight responsibilities, management evaluates the propriety of its estimates, judgments, and accounting methods as new events occur. Management believes that its policies, judgments, and assessments have been consistently applied in a manner that provides the reader of the company’s consolidated financial statements with a fair presentation of information, in all material respects, in accordance with GAAP. Management periodically reviews the company’s critical accounting policies and estimates with the audit committee of its board of directors. Principal accounting practices that involve a higher degree of judgment or complexity are outlined below.

NORTHROP GRUMMAN CORPORATION

Revenue Recognition
Overview – The majority of the company’s business is derived from long-term contracts for the construction of facilities, production of goods, and services provided to the federal government, which are accounted for under the provisions of Accounting Research Bulletin No. 45 – Accounting for Long-Term Construction-Type Contracts, American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 81-1 – Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors. The Company classifies contract revenues as product sales or service revenues depending on the predominant attributes of the relevant underlying contracts.

The company also enters into contracts that are not associated with the construction of facilities, production of goods, and services provided to the federal government, such as contracts to provide certain services to non-federal government customers. The company accounts for those contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and other relevant revenue recognition accounting literature.

The company considers the nature of these contracts and the types of products and services provided when it determines the proper accounting method for a particular contract.

Percentage-of-Completion Accounting – The company generally recognizes revenue from its long-term contracts under the cost-to-cost and the units-of-delivery measures of the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. For most contracts, sales are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For certain contracts with large up-front purchases of material, primarily in the Ships segment, sales are generally calculated based on the percentage that direct labor costs incurred bear to total estimated direct labor costs. The units-of-delivery measure is a modification of the percentage-of-completion method, which recognizes revenues as deliveries are made to the customer generally using unit sales value in accordance with the contract terms. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit evenly over the life of the contract based on deliveries.

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

Certain Service Contracts – Revenue under contracts to provide services to non-federal government customers are generally recognized when services are performed. Service contracts include operations and maintenance contracts, and outsourcing-type arrangements, primarily in the Information and Services business. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these service contracts are expensed as incurred, except that direct and incremental set-up costs

NORTHROP GRUMMAN CORPORATION

are capitalized and amortized over the life of the agreement. Operating profit related to such service contracts may fluctuate from period to period, particularly in the earlier phases of the contract.

Service contracts that include more than one type of product or service are accounted for under the provisions of Emerging Issues Task Force Issue No. 00-21 – Revenue Arrangements with Multiple Deliverables. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

Cost Estimation – The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of the company’s engineers, program managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete. A significant change in an estimate on one or more programs could have a material effect on the company’s financial position or results of operations. Contract cost estimates are updated at least annually and more frequently as determined by events or circumstances. Cost and revenue estimates for each significant contract are generally reviewed and reassessed quarterly.

When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded to cost of sales in the period the loss is determined. Loss provisions are first offset against costs that are included in inventoried assets, with any remaining amount reflected in liabilities.

Purchase Accounting and Goodwill
Overview – The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (typically not exceeding a twelve month period) with the exception of certain adjustments related to income tax uncertainties or restructuring activities, the resolution of which may extend beyond the purchase price allocation period.

Acquisition Accruals – The company has established certain accruals in connection with indemnities and other contingencies from its acquisitions and divestitures. These accruals and subsequent adjustments have been recorded during the purchase price allocation period for acquisitions and as events occur for divestitures. The accruals were determined based upon the terms of the purchase or sales agreements and, in most cases, involve a significant degree of judgment. Management has recorded these accruals in accordance with its interpretation of the terms of the purchase or sale agreements, known facts, and an estimation of probable future events based on management’s experience and consultation with outside valuation specialists.

Goodwill – The company evaluates the recoverability of recorded goodwill amounts annually in November, or when evidence of potential impairment exists, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets. In order to test for potential impairment, the company uses a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value growth rate assumptions. The WACC takes into account the relative weights of each component of the company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value growth rates are applied to the final year of the discounted cash flow model.

NORTHROP GRUMMAN CORPORATION

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the company’s recorded goodwill, differences in assumptions may have a material effect on the results of the company’s impairment analysis.

Litigation, Commitments, and Contingencies
Overview – The company is subject to a range of claims, lawsuits, environmental and income tax matters, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its internal and external legal counsel. In accordance with SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure to the company may vary from earlier estimates as further facts and circumstances become known.

While the company cannot predict the ultimate outcome of these matters, resolution of one or more of these matters, either individually or in the aggregate, could have a material effect on the company’s financial position, results of operations, or cash flows.

Environmental Accruals – The company is subject to the environmental laws and regulations of the jurisdictions in which it conducts operations. The company records an accrual to provide for the costs of expected environmental obligations when management becomes aware that an expenditure will be incurred and the amount of the liability can be reasonably estimated. Factors which could result in changes to the company’s assessment of probability, range of loss, and environmental accruals include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, results of efforts to determine legally responsible parties, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology.

Litigation Accruals – Litigation accruals are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure to the company may vary from earlier estimates as further facts and circumstances become known.

Tax Contingency Accruals – The company records accruals for tax contingencies and related interest when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority. Changes in accruals associated with uncertainties arising from pre-acquisition years for acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined. Effective January 1, 2007, the company will measure and record tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. See Note 2 to the consolidated financial statements in Part II, Item 8.

Retirement Benefits
Overview – Assumptions used in determining projected benefit obligations and the fair values of plan assets for the company’s pension plans and other postretirement benefits plans are evaluated annually by management in consultation with its outside actuaries. In the event that the company determines that plan amendments or changes in the assumptions are warranted, future pension and postretirement benefit expenses could increase or decrease.

Assumptions – The principal assumptions that have a significant effect on the company’s financial position and results of operations are the discount rate, the expected long-term rate of return on plan assets, and the health care cost trend rates.

NORTHROP GRUMMAN CORPORATION

Discount Rate – The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is primarily determined based on the results of a hypothetical long-term bond portfolio matching the expected cash inflows with the expected benefit payments for each benefit plan. Taking into consideration the factors noted above, the company’s composite discount rate was 6 percent at December 31, 2006, and 5.75 percent at December 31, 2005.

Expected Long-Term Rate of Return – The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested to provide for anticipated future benefit payment obligations. For 2006 and 2005, the company assumed an expected long-term rate of return on plan assets of 8.5 percent.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impacts on 2006 pension and other postretirement benefits results:

	.25 Percentage	.25 Percentage
$ in millions	Point Increase	Point Decrease
(Decrease) Increase Due To Change In Assumptions Used To Determine
Net Periodic Benefit Costs For The Year Ended December 31, 2006
Discount rate	$(57)	$86
Expected long-term rate of return on plan assets	(48)	48
(Decrease) Increase Due To Change In Assumptions Used To Determine
Benefit Obligations For The Year Ended December 31, 2006
Discount rate	$(731)	$763

Health Care Cost Trend Rates – The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. For 2006, the company assumed an expected initial health care cost trend rate of 8.75 percent and an ultimate health care cost trend rate of 5 percent. In 2005, the company assumed an expected initial health care cost trend rate of 10 percent and an ultimate health care cost trend rate of 5 percent.

Differences in the initial through the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2006 postretirement benefit results:

	1-Percentage-	1-Percentage-
$ in millions	Point Increase	Point Decrease
Increase (Decrease) From Change In Health Care Cost Trend Rates
Postretirement benefit expense	$32	$(26)
Postretirement benefit liability	101	(109)

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

Backlog – Funded backlog represents unfilled orders for which funding has been contractually obligated by the customer. Unfunded backlog represents firm orders for which funding is not contractually obligated by the customer. Unfunded backlog excludes unexercised contract options and unfunded Indefinite Delivery Indefinite Quantity (IDIQ) orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Year Ended December 31
$ in millions, except per share	2006	2005	2004

Sales and service revenues	$30,148	$30,067	$29,000
Operating margin	2,454	2,193	1,986
Interest expense, net	303	334	373
Other, net	125	200	(18)
Federal and foreign income taxes	709	667	515
(Loss) Gain from discontinued operations	(25)	8	4
Diluted earnings per share	4.37	3.85	2.97
Net cash provided by operating activities	1,756	2,627	1,936

Sales and Service Revenues
2006 – Sales in 2006 increased $81 million as compared with 2005. The increase was primarily due to increased revenues in the Information Technology and Technical Services segments, partially offset by decreased revenues at the Ships segment. Information Technology segment sales increased $260 million due to new business primarily from the Virginia and San Diego County information technology outsourcing contracts and higher sales volume in the United Kingdom Whole Life Support Programme and the Systems and Software Engineering Services program. Technical Services segment revenues increased $256 million primarily due to new business from the Nevada Test Site program. Ships segment sales decreased $465 million due primarily to decreased volume in the DDG 1000 program (formerly known as the DD(X) program) and continued recovery from the impact of Hurricane Katrina (See Note 17 to the consolidated financial statements in Part II, Item 8).

2005 – Sales in 2005 increased $1.1 billion, or 4 percent, over 2004 due to increased revenue in each of the company’s operating segments except Ships, including sales growth of 19 percent at Integrated Systems. The increase at Integrated Systems was due primarily to higher volume in the E-2D Advanced Hawkeye, EA-18G, Unmanned Systems, B-2, and Multi-Platform Radar Technology Insertion Program (MP-RTIP) programs, partially offset by lower volume in the F/A-18 and Joint STARS programs. Ships segment sales decreased 7 percent in 2005 due primarily to decreased volume in the DDG 1000 and LHD programs and Hurricane Katrina-related work delays.

NORTHROP GRUMMAN CORPORATION

Operating Margin
Operating Margin represents segment operating margin (see section entitled “Segment Operating Results”) adjusted for a number of factors that do not affect the segments as follows:

	Year Ended December 31
$ in millions	2006	2005	2004

Segment operating margin	$2,797	$2,414	$2,292
Unallocated expenses	(287)	(190)	(282)
Net pension expense adjustment	(37)	(21)	(12)
Reversal of royalty income	(19)	(10)	(12)
Total operating margin	$2,454	$2,193	$1,986

Unallocated Expenses – Unallocated expenses increased $97 million, or 51 percent, in 2006 as compared with 2005. The increase in unallocated expenses is primarily due to a $112.5 million pre-tax legal provision recorded in 2006 (see Note 15 to the consolidated financial statements in Part II, Item 8). Unallocated expenses decreased $92 million, or 33 percent, in 2005 as compared with 2004. The decrease was primarily due to lower legal costs in 2005, as the 2004 legal costs included provisions related to the resolution of the Allison Gas Turbine and Robinson litigations.

Also included in unallocated expenses is the cost of medical and life benefits to the extent not currently recoverable under CAS. In November 2006, the company adopted plan amendments and communicated to plan participants that it would cap the amount of its contributions to substantially all of its remaining post retirement medical and life benefit plans that were previously not subject to limits on the company’s contributions. The change in benefits announced in November 2006 reduced benefit costs by approximately $17 million in 2006. In addition, this change reduced the company’s aggregate benefit obligation by approximately $465 million at December 31, 2006. Subsequent to January 1, 2005 (or earlier at some sectors), newly hired employees are not eligible for post employment medical and life benefits.

Net Pension Expense Adjustment – The net pension expense adjustment reflects the excess pension expense determined in accordance with GAAP over the pension expense allocated to the operating segments under CAS. The net pension expense adjustment increased to $37 million in 2006, as compared with $21 million in 2005, and increased $9 million in 2005 as compared with 2004. Both increases reflect the timing of cost recognition between GAAP and CAS.

For 2007, subject to refinements for participant census data and pay-as-you-go plans, management expects the net pension expense adjustment to total approximately $70 million in income primarily due to an increase in the discount rate, voluntary pre-funding during 2006, and higher than expected return on plan assets during 2006. The 2007 pension plan assumptions include an expected long-term rate of return on plan assets of 8.5 percent and a composite discount rate of 6 percent.

Reversal of Royalty Income – Royalty income is included in segment operating margin for internal reporting purposes. This amount is reversed in the table above to arrive at operating margin as determined in accordance with GAAP as royalty income is included in the “Other, net” line item discussed below.

Net Interest Expense
2006 – Net interest expense decreased $31 million, or 9 percent, in 2006 as compared with 2005. The decrease was primarily due to a lower average debt balance in 2006 resulting from debt maturities totaling $1.2 billion in 2006.

2005 – Net interest expense decreased $39 million, or 10 percent, in 2005 as compared with 2004. The decrease was primarily due to a lower average debt balance in 2005 resulting from a $600 million reduction in debt in the fourth quarter of 2004.

NORTHROP GRUMMAN CORPORATION

Other, net
2006 – Other, net decreased $75 million, or 38 percent, from 2005 income of $200 million. During 2006, the company sold its remaining 9.7 million TRW Automotive (TRW Auto) shares, generating pre-tax gains of $111 million, which were partially offset by losses on other equity investments.

2005 – Other, net increased $218 million from 2004 expense of $18 million due primarily to the sale of 7.3 million TRW Auto shares and approximately 3.4 million Endwave shares, which generated pre-tax gains of $70 million and $95 million, respectively.

Federal and Foreign Income Taxes
2006 – The company’s effective tax rate on income from continuing operations for 2006 was 31 percent. During 2006, the company received final approval from the U.S. congress Joint Committee on Taxation for the agreement previously reached with the Internal Revenue Service (IRS) regarding its audits of the company’s B-2 program for the years ended December 31, 1997 through December 31, 2000. As a result of the agreement the company recognized tax benefits of $48 million, due to the reversal of previously established expense provisions. The company also recognized a net tax benefit of $18 million in 2006 related to tax credits associated with qualified wages paid to employees affected by Hurricane Katrina. The effective tax rate for 2007 is expected to be between 33 and 34 percent.

2005 – The company’s effective tax rate on income from continuing operations for 2005 and 2004 was 32 percent. During 2005, the company recognized a $20 million net tax benefit primarily related to the settlement of IRS appeals cases related to Alternative Minimum Tax credits for tax years 1981 through 1996.

Discontinued Operations
2006 – Discontinued operations is primarily comprised of a $19 million after-tax loss on the shutdown of EIT.

2005 – Discontinued operations is primarily comprised of a $14 million after-tax gain on the divestiture of Teldix, partially offset by a $9 million after-tax operating loss of EIT.

Diluted Earnings per Share
2006 – Diluted earnings per share for 2006 was $4.37 per share, an increase of 14 percent from $3.85 per share in 2005. Earnings per share are based on weighted average diluted shares outstanding of 358.6 million for 2006 and 363.2 million for 2005. For 2006, weighted average diluted shares outstanding used to calculate earnings per share has been adjusted to reflect the dilutive impact of the mandatorily redeemable preferred stock.

2005 – Diluted earnings per share for 2005 was $3.85 per share, an increase of 30 percent from $2.97 per share in 2004. Earnings per share are based on weighted average diluted shares outstanding of 363.2 million for 2005 and 365.0 million for 2004.

Net Cash Provided by Operating Activities
2006 – Net cash provided by operating activities in 2006 decreased $871 million as compared with 2005, primarily due to contributions to the company’s pension plans. Pension plan contributions totaled $1.2 billion in 2006, of which $800 million was voluntarily pre-funded compared with contributions of $415 million in 2005, of which $203 million was voluntarily pre-funded. Cash collected from customers decreased by $231 million, and cash paid to suppliers and employees increased by $302 million in 2006 as compared with 2005.

Net cash provided by operating activities for 2006 included the receipt of $100 million of insurance proceeds related to Hurricane Katrina, $60 million of federal and state income tax refunds, and $45 million of interest.

2005 – Net cash provided by operating activities in 2005 increased $691 million as compared with 2004, primarily due to the timing of cash receipts and payments. Cash collected from customers increased by $1.5 billion, and cash paid to suppliers and employees increased by $1.2 billion. Net cash from operating activities for 2005 included the receipt of $89 million of insurance proceeds related to Hurricane Katrina, $88 million of federal and state income tax refunds, and $78 million of interest, including interest on a state tax refund for research and development credits for the years 1988 through 1990. These cash inflows were offset by a

NORTHROP GRUMMAN CORPORATION

payment of $99 million for a litigation settlement. Net cash provided by operating activities in 2004 included the receipt of $121 million of federal and state income tax refunds, partially offset by payments of $86 million for litigation settlements. Net cash provided by operating activities in 2005 includes contributions to the company’s pension plans totaling $415 million, of which $203 million was voluntarily pre-funded, as compared to contributions of $624 million in 2004, of which $250 million was voluntarily pre-funded.

SEGMENT OPERATING RESULTS

	Year Ended December 31
$ in millions	2006	2005	2004
Sales and Service Revenues
Information & Services
Mission Systems	$5,074	$5,017	$4,586
Information Technology	4,031	3,771	3,462
Technical Services	1,789	1,533	1,492
Aerospace
Integrated Systems	5,500	5,489	4,610
Space Technology	3,351	3,395	3,269
Electronics	6,578	6,602	6,390
Ships	5,321	5,786	6,252
Other		42	230
Intersegment eliminations	(1,496)	(1,568)	(1,291)
Sales and service revenues	$30,148	$30,067	$29,000
Operating Margin
Information & Services
Mission Systems	$471	$374	$314
Information Technology	352	328	246
Technical Services	110	89	71
Aerospace
Integrated Systems	551	499	431
Space Technology	293	274	236
Electronics	744	702	661
Ships	393	249	395
Other		(17)	(3)
Intersegment eliminations	(117)	(84)	(59)
Segment operating margin	$2,797	$2,414	$2,292

Realignments – The company, from time to time, will realign contracts, programs or business areas among its operating segments that possess similar customers, expertise, and capabilities. These realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The operating results for all periods presented have been revised to reflect these changes.

INFORMATION & SERVICES

Mission Systems
Mission Systems is a leading global system integrator of complex, mission-enabling systems for government, military, and business clients. Products and services are focused in the fields of Command, Control, Communications, Computers and Intelligence, surveillance and reconnaissance, strategic missiles, missile and air defense, and decision support systems and services.

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2006	2005	2004
Contract Acquisitions	$5,717	$4,442	$4,846
Sales and Service Revenues	5,074	5,017	4,586
Segment Operating Margin	471	374	314
As a percentage of segment sales	9.3%	7.5%	6.8%

Contract Acquisitions
2006 – Mission Systems contract acquisitions increased $1.3 billion, or 29 percent, in 2006 as compared with 2005, partially due to the receipt of delayed funding upon approval of the fiscal year 2006 federal defense budget. Significant acquisitions in 2006 included $1 billion for the Intercontinental Ballistic Missile (ICBM) program, $213 million for the KEI program, $155 million for the Space-Based Space Surveillance program, $149 million for certain restricted programs, and $118 million for the Command Post Platform program.

2005 – Mission Systems contract acquisitions decreased $404 million, or 8 percent, in 2005 as compared with 2004, primarily due to fiscal year funding delays. Significant acquisitions in 2005 included $513 million for the ICBM program, $155 million for the Joint National Integration Center program, $145 million for the Ground-Based Midcourse Fire Control and Communications program, and $135 million for the KEI program.

Sales and Service Revenues
2006 – Mission Systems revenue increased $57 million, or 1 percent, in 2006 as compared with 2005. The increase was due to higher sales volume across multiple programs including the Space-Based Space Surveillance, Command Post Platform, Force XXI Battle Command Brigade and Below, and Ground-Based Midcourse Fire Control and Communications programs, partially offset by lower sales volume in a restricted program and reduced production volume in the ICBM program.

2005 – Mission Systems revenue increased $431 million, or 9 percent, in 2005 as compared with 2004. The increase was primarily due to higher sales volume across multiple programs including the KEI, ICBM, Command Post Platform, Integrated Base Defense Security Solutions, Space-Based Space Surveillance, and certain restricted programs, partially offset by lower volume in the Tactical Automated Security Systems II program.

Segment Operating Margin
2006 – Mission Systems operating margin increased $97 million, or 26 percent, in 2006 as compared with 2005. The increase includes net performance improvements totaling $62 million across multiple programs including Ground-Based Midcourse Fire Control and Communications and Global Combat Support System – Army. The increase also reflects $26 million lower amortization expense for purchased intangibles. Volume changes contributed $9 million to the 2006 operating margin increase, primarily driven by higher sales volume across multiple programs.

2005 – Mission Systems operating margin increased $60 million, or 19 percent, in 2005 as compared with 2004. The increase includes net performance improvements totaling $34 million primarily from the Tactical Automated Security Systems II Tactical Systems and ICBM programs. Volume changes contributed $26 million to the 2005 operating margin increase, primarily driven by higher sales volume across multiple programs, including certain restricted programs, KEI, and ICBM.

Information Technology
Information Technology is a premier provider of advanced information technology (IT) solutions, engineering, and business services for government and commercial customers.

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2006	2005	2004
Contract Acquisitions	$4,617	$3,962	$3,680
Sales and Service Revenues	4,031	3,771	3,462
Segment Operating Margin	352	328	246
As a percentage of segment sales	8.7%	8.7%	7.1%

Contract Acquisitions
2006 – Information Technology contract acquisitions increased $655 million, or 17 percent, in 2006 as compared with 2005. Significant acquisitions in 2006 included $319 million for the New York City Broadband Mobile Wireless program, $231 million for the National Geospatial-Intelligence Agency Enterprise Engineering program, $130 million for the Systems and Software Engineering Services program, and $100 million for the Defense Threat Reduction Agency program.

2005 – Information Technology contract acquisitions increased $282 million, or 8 percent, in 2005 as compared with 2004. Significant acquisitions in 2005 included $262 million for the United Kingdom Whole Life Support Programme, $122 million for the Technology Enterprise Automation Management Support program, and $119 million for the National Geospatial-Intelligence Agency Enterprise Engineering program.

Sales and Service Revenues
2006 – Information Technology revenue increased $260 million, or 7 percent, in 2006 as compared with 2005. The increase was primarily due to sales volume from the new Virginia Information Technology Outsourcing and San Diego County Information Technology Outsourcing programs, as well as higher sales volume in the United Kingdom Whole Life Support Programme and the Systems and Software Engineering Services program.

2005 – Information Technology revenue increased $309 million, or 9 percent, in 2005 as compared with 2004. The increase was primarily due to sales volume from Integic, acquired in the first quarter of 2005, as well as higher sales volume in the Identification 1 program, the United Kingdom Whole Life Support Programme, the Systems and Software Engineering Services program, and the National Geospatial-Intelligence Agency Enterprise Engineering program.

Segment Operating Margin
2006 – Information Technology operating margin increased $24 million, or 7 percent, in 2006 as compared with 2005. The increase is driven by higher sales volume, primarily from the Virginia Information Technology Outsourcing program. The increase also reflects $5 million lower amortization expense for purchased intangibles.

2005 – Information Technology operating margin increased $82 million, or 33 percent, in 2005 as compared with 2004. The increase includes net performance improvements totaling $55 million across numerous programs, including the Technology Enterprise Automation Management Support program and the Defense Threat Reduction Agency program. Volume changes contributed $27 million to the 2005 operating margin increase, primarily driven by sales volume from Integic as well as higher sales volume in the Identification 1 program, the United Kingdom Whole Life Support Programme, the Systems and Software Engineering Services program, and the National Geospatial-Intelligence Agency Enterprise Engineering program.

Technical Services
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, and also provides a wide-array of technical services including training and simulation. Services are grouped into the following business areas: Systems Support, Training and Simulation, and Life Cycle Optimization and Engineering.

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2006	2005	2004
Contract Acquisitions	$2,288	$1,368	$1,464
Sales and Service Revenues	1,789	1,533	1,492
Segment Operating Margin	110	89	71
As a percentage of segment sales	6.1%	5.8%	4.8%

Contract Acquisitions
2006 – Technical Services contract acquisitions increased $920 million, or 67 percent, in 2006 as compared with 2005. Significant acquisitions in 2006 included $462 million for the Nevada Test Site program, $354 million in additional funding in the Space Gateway Support program, and $297 million in additional funding in the Saudi Arabian National Guard program.

2005 – Technical Services contract acquisitions decreased $96 million, or 7 percent, in 2005 as compared with 2004. Significant acquisitions in 2005 included $299 million for the Space Gateway Support program, $79 million for the Citizens Immigration and Services (CIS) program, $48 million for the Ft. Irwin program, and $30 million for the Battle Command Training Program.

Sales and Service Revenues
2006 – Technical Services revenue increased $256 million, or 17 percent, in 2006 as compared with 2005. The increase was primarily due to higher sales volume for the Nevada Test Site, Combined Tactical Training Range and Ft. Irwin programs, partially offset by lower volume in the Space Gateway Support program.

2005 – Technical Services revenue increased $41 million, or 3 percent, in 2005 as compared with 2004. The increase was primarily driven by higher volume in the Space Gateway Support, Africa Contingency Operations Training Assistance (ACOTA), Combined Tactical Training Range, and U.S. Army, European Command programs.

Segment Operating Margin
2006 – Technical Services operating margin increased $21 million, or 24 percent, in 2006 as compared with 2005. The increase includes net performance improvements totaling $13 million primarily from the CIS, Saudi Arabian National Guard, and APG-66 Japan programs. Volume changes contributed $8 million to the 2006 operating margin primarily driven by higher sales volume in the Nevada Test Site program.

2005 – Technical Services operating margin increased $18 million, or 25 percent, in 2005 as compared to 2004. The increase includes net performance improvements totaling $4 million primarily from the Space Gateway Support, B-2 Repairs, and NASA Sounding Rocket Operating Contract programs. Volume increases contributed $14 million to the 2005 operating margin increase, primarily driven by higher sales volume in the Space Gateway Support and Combined Tactical Training Range programs.

AEROSPACE

Integrated Systems
Integrated Systems is a leader in the design, development, and production of airborne early warning, electronic warfare and surveillance, and battlefield management systems, as well as manned and unmanned tactical and strike systems.

	Year Ended December 31
$ in millions	2006	2005	2004
Contract Acquisitions	$6,107	$4,544	$5,042
Sales and Service Revenues	5,500	5,489	4,610
Segment Operating Margin	551	499	431
As a percentage of segment sales	10.0%	9.1%	9.3%

NORTHROP GRUMMAN CORPORATION

Contract Acquisitions
2006 – Integrated Systems contract acquisitions increased $1.6 billion, or 34 percent, in 2006 as compared with 2005. Significant acquisitions in 2006 included $1.2 billion for the E-2 program, $978 million for the F-35 program, $767 million for the F/A-18 program, and $718 million for the High Altitude Long Endurance (HALE) Systems (Global Hawk) program.

2005 – Integrated Systems contract acquisitions decreased $498 million, or 10 percent, in 2005 as compared with 2004, primarily due to fiscal year funding delays. Significant acquisitions in 2005 included $789 million for the F/A-18 program, $626 million for the E-2 program, $544 million for the HALE Systems program, and $543 million for the F-35 program.

Sales and Service Revenues
2006 – Integrated Systems revenue increased $11 million in 2006 as compared with 2005. The increase was primarily due to higher sales volume in the F-35, F/A-18, and various restricted programs, partially offset by lower volume in the E-2D Advanced Hawkeye, Joint Surveillance Target Attack Systems (Joint STARS), and EA-6B programs.

2005 – Integrated Systems revenue increased $879 million, or 19 percent, in 2005 as compared with 2004. The increase was primarily due to higher volume in the E-2D Advanced Hawkeye, EA-18G, Joint Unmanned Combat Air System (J-UCAS), MP-RTIP, B-2, and various restricted programs, partially offset by decreased volume in the F/A-18 and Joint STARS programs.

Segment Operating Margin
2006 – Integrated Systems operating margin increased $52 million, or 10 percent, in 2006 as compared with 2005. The increase includes net performance improvements totaling $44 million primarily from the F-35, EA-18G, and F/A-18 programs. Volume changes contributed $8 million to the 2006 operating margin increase, primarily driven by higher sales volume in the F/A-18 and F-35 programs.

2005 – Integrated Systems operating margin increased $68 million, or 16 percent, in 2005 as compared with 2004. The increase includes net performance improvements totaling $51 million primarily from the F/A-18, E-10A, F-35, and various restricted programs, partially offset by lower performance in the Joint STARS program. Volume changes contributed $17 million to the 2005 operating margin increase, primarily driven by higher sales volume in the E-2D Advanced Hawkeye and J-UCAS programs.

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

	Year Ended December 31
$ in millions	2006	2005	2004
Contract Acquisitions	$4,314	$2,643	$3,455
Sales and Service Revenues	3,351	3,395	3,269
Segment Operating Margin	293	274	236
As a percentage of segment sales	8.7%	8.1%	7.2%

Contract Acquisitions
2006 – Space Technology contract acquisitions increased $1.7 billion, or 63 percent, as compared with 2005. Significant acquisitions in 2006 included $1.2 billion for restricted programs, $770 million for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program, and $611 million for the Advanced Extreme High Frequency (AEHF) program.

NORTHROP GRUMMAN CORPORATION

2005 – Space Technology contract acquisitions decreased $812 million, or 24 percent, in 2005 as compared with 2004, primarily due to fiscal year funding delays. Significant acquisitions in 2005 included $551 million for restricted programs, $487 million for the NPOESS program, $264 million for the AEHF program, and additional funding of $257 million for the F-35 program.

Sales and Service Revenues
2006 – Space Technology revenues decreased $44 million, or 1 percent, as compared with 2005. The decrease was primarily due to lower volume in the NPOESS, restricted, and F-35 programs, and the winding down of the Mobile Tactical High Energy Laser (MTHEL) and NextGen programs and partially offset by higher volume in the AEHF and Airborne Laser (ABL) programs.

2005 – Space Technology revenue increased $126 million, or 4 percent, in 2005 as compared with 2004. The increase was primarily due to higher sales volume in the NPOESS, James Webb Space Telescope (JWST), and restricted programs, offset by lower AEHF sales.

Segment Operating Margin
2006 – Space Technology operating margin increased $19 million, or 7 percent, as compared with 2005. The increase includes net performance improvements totaling $23 million primarily from the F22-A and the Space Tracking and Surveillance System programs. Volume changes reduced the 2006 operating margin by $4 million, primarily driven by the winding down of the MTHEL and NextGen programs.

2005 – Space Technology operating margin increased $38 million, or 16 percent, in 2005 as compared with 2004. The increase includes net performance improvements totaling $17 million, primarily from restricted programs and Defense Support Programs. Volume changes contributed $21 million to the 2005 operating margin increase, primarily driven by higher sales volume in the NPOESS, restricted, and Transformational Satellite programs.

ELECTRONICS

Electronics is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronics provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air traffic control, air and missile defense, homeland defense, communications, mail processing, biochemical detection, ship bridge control, and shipboard components.

	Year Ended December 31
$ in millions	2006	2005	2004
Contract Acquisitions	$7,167	$6,346	$6,542
Sales and Service Revenues	6,578	6,602	6,390
Segment Operating Margin	744	702	661
As a percentage of segment sales	11.3%	10.6%	10.3%

Contract Acquisitions
2006 – Electronics contract acquisitions increased $821 million, or 13 percent, in 2006 as compared with 2005. Significant acquisitions in 2006 included $270 million for the Vehicular Intercommunications program, $261 million for the Space-Based Infrared System program, $160 million for the F-22 program, $153 million for the Lightweight Laser Designator Rangefinder program, $150 million for the Bio-Detection program, $148 million for the Mark VII program, and $125 million for the AFSM-ai Follow On program.

2005 – Electronics contract acquisitions decreased $196 million, or 3 percent, in 2005 as compared with 2004. This decrease is primarily due to a $205 million backlog reduction resulting from the sale of Teldix. Significant acquisitions in 2005 included $202 million for the F-22 program and $186 million for the Space-Based Infrared System program.

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues
2006 – Electronics revenue decreased $24 million, or less than 1 percent, in 2006 as compared with 2005. The decrease was primarily due to lower sales volume in the F-16 Block 60 and Longbow Missile programs as these programs near completion, partially offset by higher sales in automated flat sorting machines to the U.S. Postal Service, vehicle intercommunications systems and infrared countermeasures programs. Sales for 2006 also included adjustments resulting from charges for the MESA Wedgetail and Peace Eagle fixed-price development airborne surveillance programs.

2005 – Electronics revenue increased $212 million, or 3 percent, in 2005 as compared with 2004. The increase was primarily due to revenue growth in infrared countermeasure programs and bio-detection and vehicle intercommunications systems.

Segment Operating Margin
2006 – Electronics operating margin increased $42 million, or 6 percent, in 2006 as compared with 2005. The increase was primarily due to $55 million lower amortization expense and includes net performance improvements totaling $44 million on various programs. Operating margin for 2006 included a $51 million pre-tax charge for the Wedgetail contract and a $42 million pre-tax charge for the Peace Eagle contract (both under the MESA program), and a $28 million pre-tax charge for the ASPIS II program. These charges primarily reflect the impact of development, test & evaluation schedule extension, required hardware modifications and related retrofits. Operating margin for 2005 included a $65 million pre-tax charge for the F-16 Block 60 fixed-price development combat avionics program. The charge reflected a higher estimate of costs to complete the Falcon Edge electronic warfare suite, including rework of the mission software.

2005 – Electronics operating margin increased $41 million, or 6 percent, in 2005 as compared with 2004. The increase includes net performance improvements totaling $19 million primarily from Homeland Security programs. Volume changes contributed $23 million to the 2005 operating margin increase, primarily driven by higher sales volume in infrared countermeasure programs and bio-detection and vehicle intercommunications systems. Operating margin for 2005 also included a $65 million pre-tax charge for the F-16 Block 60 fixed-price development combat avionics program. Operating margin for 2004 included a $60 million pre-tax charge for F-16 Block 60 and a $52 million pre-tax charge for the Wedgetail program. The F-16 Block 60 charge reflected a higher estimate of costs to complete the Falcon Edge electronic warfare suite, including the results of qualification testing and the impact of delays in supplies of integrated microelectronic assemblies. The Wedgetail charge reflected increased projected costs due to analysis of technical issues following systems engineering modeling and qualification testing for the MESA program.

SHIPS

Ships is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Ships is also one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, international navies, and for commercial vessels. Ships also produces double-hulled crude oil tankers.

	Year Ended December 31
$ in millions	2006	2005	2004
Contract Acquisitions	$10,045	$2,749	$5,670
Sales and Service Revenues	5,321	5,786	6,252
Segment Operating Margin	393	249	395
As a percentage of segment sales	7.4%	4.3%	6.3%

Contract Acquisitions
2006 – Ships contract acquisitions increased $7.3 billion in 2006 as compared with 2005. Significant acquisitions in 2006 included $3.9 billion for the LPD program, $1.8 billion for the USS Carl Vinson Refueling and

NORTHROP GRUMMAN CORPORATION

Complex Overhaul (RCOH) program, $1.3 billion for the CVN 21 program, $814 million for the Virginia Class Block II program, $479 million for the George H. W. Bush program, $261 million for the DDG 1000 program (formerly known as the DD(X) program), $176 million for the Coast Guard’s Maritime Security Large National Security Cutter (WMSL (NSC)) program, $172 million for the Toledo Depot Modernization Period program, $168 million for the LHD program, and $116 million for the LHA program.

2005 – Ships segment contract acquisitions decreased $2.9 billion, or 52 percent, in 2005, compared with 2004. The decrease was primarily due to fiscal year funding delays impacting USS Carl Vinson RCOH and CVN 21, as well as decreased funding for the Virginia Class Block II program and the DDG 1000 program. The principal acquisitions in 2005 included $535 million for the LPD program, $469 million for the Virginia class Block II program, $236 million for the DDG 1000 program, $232 million for the USS George Washington Docking Planned Incremental Availability (DPIA) program, and $160 million for the Deepwater program.

Sales and Service Revenues
2006 – Ships revenue decreased $465 million, or 8 percent, in 2006 as compared with 2005. The decrease was primarily due to lower sales volume in the DDG 1000 program driven by the transition from Phase III to Phase IV and changes in the Navy acquisition strategy regarding major sub-contractors, as well as continued recovery from the impact of Hurricane Katrina in the LPD program. The decrease was partially offset by higher sales in the USS Carl Vinson, DDG 51, WMSL (NSC), and LHA programs.

2005 – Ships revenue decreased $466 million, or 7 percent, in 2005, as compared with 2004, partially due to a $158 million reduction of sales from Hurricane Katrina-related work delays, an $82 million adjustment of prior sales to account for Hurricane Katrina-related cost growth across several Ships programs, and a slow build rate, as a result of property damage following Hurricane Katrina. The decrease also included lower volume in the DDG 1000 program. These decreases were partially offset by increased sales volume in the Virginia class Block II, USS George Washington DPIA, CVN 21, and WMSL (NSC) programs.

Segment Operating Margin
2006 – Ships operating margin increased $144 million, or 58 percent, in 2006 as compared with 2005. The increase was primarily due to a prior year charge of $150 million to account for Hurricane Katrina-related cost growth, as well as a $15 million impact from Hurricane Katrina-related work delays (see Note 17 to the consolidated financial statements in Part II, Item 8). The 2006 operating margin includes a pension benefit resulting from the Pension Protection Act of 2006. These increases were partially offset by lower sales volume in the DDG 1000 program.

2005 – Ships operating margin decreased $146 million, or 37 percent, in 2005, as compared with 2004. The decrease included a $150 million charge to account for Hurricane Katrina-related cost growth, as well as a $15 million impact from Hurricane Katrina-related work delays (see Note 17 to the consolidated financial statements in Part II, Item 8). This decrease was partially offset by performance improvement on the USS Dwight D. Eisenhower program.

BACKLOG

Total backlog at December 31, 2006, was approximately $61 billion. Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Major components in unfunded backlog as of December 31, 2006, included various restricted programs, the Kinetic Energy Interceptors program in the Mission Systems segment; the F-35, F/A-18, and E-2 Advanced Hawkeye programs in the Integrated Systems segment; the NPOESS program in the Space Technology segment; and Block II of the Virginia Class submarines program and the Vinson execution contract in the Ships segment.

NORTHROP GRUMMAN CORPORATION

The following table presents funded and unfunded backlog by segment at December 31, 2006 and 2005:

	2006			2005
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Information & Services
Mission Systems	$2,952	$8,337	$11,289	$2,309	$7,614	$9,923
Information Technology	2,830	2,537	5,367	2,244	2,926	5,170
Technical Services	1,066	3,276	4,342	567	861	1,428
Aerospace
Integrated Systems	4,285	4,934	9,219	3,678	8,524	12,202
Space Technology	1,936	7,289	9,225	972	6,807	7,779
Electronics	6,585	1,583	8,168	5,996	1,971	7,967
Ships	10,854	2,566	13,420	6,130	5,379	11,509
Other				5		5
Total backlog	$30,508	$30,522	$61,030	$21,901	$34,082	$55,983

Backlog is converted into the following years’ sales as costs are incurred or deliveries are made. Approximately 65 percent of the 2006 year-end funded backlog is expected to be converted into sales in 2007. Total U.S. Government orders, including those made on behalf of foreign governments, comprised 90 percent, 83 percent, and 86 percent of the funded backlog at the end of 2006, 2005, and 2004, respectively. Total foreign customer orders accounted for 5 percent, 10 percent, and 9 percent of the funded backlog at the end of 2006, 2005, and 2004, respectively. Domestic commercial backlog represented 5 percent, 7 percent, and 5 percent of funded backlog at the end of 2006, 2005, and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations
The following table presents the company’s contractual obligations as of December 31, 2006, and the estimated timing of future cash payments:

			2008 –	2010 –	2012 and
$ in millions	Total	2007	2009	2011	beyond
Long-term debt	$4,016	$75	$575	$855	$2,511
Interest payments on long-term debt	4,068	293	570	460	2,745
Mandatorily redeemable convertible preferred stock	699	24	49	49	577
Operating leases	1,920	420	600	357	543
Purchase obligations(1)	5,637	4,127	1,335	152	23
Other long-term liabilities(2)	997	185	231	150	431
Total contractual obligations	$17,337	$5,124	$3,360	$2,023	$6,830

(1)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.

(2)	Other long-term liabilities primarily consist of accrued workers’ compensation, deferred compensation, and other miscellaneous liabilities.

The table above also excludes estimated minimum funding requirements for retiree benefit plans as set forth by ERISA in relation to the $3.4 billion pension and postretirement benefit liability, totaling approximately

NORTHROP GRUMMAN CORPORATION

$2.0 billion over the next five years: $372 million in 2007, $622 million in 2008 and 2009, and $991 million in 2010 and 2011. The company also has payments due under plans that are not required to be funded in advance, but are funded on a pay-as-you-go basis. See Note 18 to the consolidated financial statements in Part II, Item 8.

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

	Year Ended December 31
	2006	2005	2004
Cash came from
Customers	96%	97%	94%
Buyers of assets/other	2	2	1
Shareholders	1	1	3
Lenders	1		2
	100%	100%	100%
Cash went to
Suppliers and employees	86%	88%	87%
Lenders	5	1	4
Shareholders	4	5	4
Sellers of assets	3	4	2
Suppliers of facilities/other	2	2	3
	100%	100%	100%

Operating Activities
2006 – In 2006, cash provided by operating activities was $1.8 billion as compared with $2.6 billion in 2005. The decrease was primarily due to contributions to the company’s pension plans totaling $1.2 billion, of which $800 million was voluntarily pre-funded in the fourth quarter, as compared to contributions of $415 million in 2005, of which $203 million was voluntarily pre-funded in the fourth quarter. In August 2006, the Pension Protection Act of 2006 (the Act) was enacted into law. While the impact of the Act is still being evaluated, the company does not expect it to have any significant effect on its current funding strategy for its U.S. pension plans.

Cash collected from customers decreased by $231 million, and cash paid to suppliers and employees increased by $302 million. Net cash from operating activities for 2006 included the receipt of $100 million of insurance proceeds related to Hurricane Katrina, $60 million of federal and state income tax refunds, and $45 million of interest.

At December 31, 2006, net working capital deficit (current assets less current liabilities) was $34 million, primarily reflecting a lower cash balance offset by a lower current portion of long-term debt.

2005 – In 2005, cash provided by operating activities was $2.6 billion as compared with $1.9 billion in 2004. The increase was primarily due to the timing of cash receipts and payments. Cash collected from customers increased by $1.5 billion, and cash paid to suppliers and employees increased by $1.2 billion.

Net cash from operating activities for 2005 included the receipt of $89 million of insurance proceeds related to Hurricane Katrina, $88 million of federal and state income tax refunds, and $78 million of interest, including

NORTHROP GRUMMAN CORPORATION

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

At December 31, 2005, net working capital deficit (current assets less current liabilities) was $423 million, primarily driven by an increased current portion of long-term debt.

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

In 2004, the company and Goodrich agreed to a settlement to resolve certain post-closing liabilities that related to warranty, customer claims, and certain other matters in exchange for a payment to Goodrich of $99 million. The company also resolved an indemnification of other post-employment benefits, pursuant to the TRW Auto sale agreement, and paid an affiliate of The Blackstone Group $52.5 million.

Employer contributions to the company’s pension plans increased $295 million from $329 million in 2003 to $624 million in 2004. The increase reflects a voluntary pre-funding of $250 million in the fourth quarter of 2004. No such pre-funding payment was made in 2003. Interest payments decreased $150 million in 2004 as compared with 2003, primarily due to a reduction in fixed-rate debt.

Investing Activities
2006 – Cash used in investing activities was $601 million in 2006. During 2006, the company received $209 million from the sale of the remaining 9.7 million of its TRW Auto common shares. Also during 2006, Ship Systems received access to $200 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (see discussion in “Financing Activities” below) of which $127 million remained restricted as of December 31, 2006. In addition, the company received $117 million of insurance proceeds related to Hurricane Katrina, paid $77 million for set-up costs in relation to initiation of outsourcing contracts, and paid $35 million for the purchase of an investment.

During 2006, the company also received $43 million from the sales of Interconnect and Winchester.

Capital expenditures in 2006 were $737 million, including $111 million to replace property damaged by Hurricane Katrina and $36 million of capitalized software costs. Capital expenditure commitments at December 31, 2006 were approximately $443 million, which are expected to be paid with cash on hand and restricted cash.

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

The company received insurance proceeds of $38 million in 2005 to replace damaged property at the Ships segment as a result of Hurricane Katrina.

Capital expenditures in 2005 were $824 million, including $80 million to replace property damaged by Hurricane Katrina and $41 million of capitalized software costs.

NORTHROP GRUMMAN CORPORATION

2004 – Cash provided by investing activities was $9 million in 2004. On November 12, 2004, the company received $493.5 million, from the repurchase of the TRW Auto payment-in-kind note, which was net of $40.5 million for settlement of certain contractual issues arising from the sale of TRW Auto.

During 2004, the company received $125 million from the sale of businesses including Kester, one of the former Components Technologies businesses, in February 2004 for approximately $60 million, and Northrop Grumman Canada in December 2004 for approximately $65 million.

Capital expenditures in 2004 were $672 million, including $53 million for capitalized software costs.

Financing Activities
2006 – Cash used in financing activities in 2006 was $1.7 billion comprised primarily of $1.2 billion in repayments of long-term debt, $825 million in share repurchases, and $402 million of dividends paid to shareholders, partially offset by $393 million in proceeds from exercises of stock options and $200 million of debt incurred in relation to the Gulf Opportunity Zone Industrial Development Revenue Bonds.

In March 2006, the company repaid a $400 million 7.0 percent debenture at maturity and a $35 million 7.625 percent debenture at maturity. In May 2006, the company repaid an $85 million 8.75 percent debenture at maturity. In November 2006, the company repaid a $690 million 4.08 percent senior note at maturity.

Gulf Opportunity Zone Industrial Development Revenue Bonds – In December 2006, Ship Systems entered into a loan agreement with the Mississippi Business Finance Corporation (MBFC) under which Ship Systems received access to $200 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds by the MBFC. The loan accrues interest payable semi-annually at a fixed rate of 4.55 percent per annum. The bonds are subject to redemption at the company’s discretion on or after December 1, 2016, and mature on December 1, 2028. The bonds will be repaid by Ship Systems in accordance with the terms stipulated in the loan agreement. The bond issuance proceeds must be used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi. As of December 31, 2006, $73 million was used by Ship Systems and the remaining $127 million was recorded in miscellaneous other assets as restricted cash in the consolidated statements of financial position in Part II, Item 8. Repayment of the bonds is guaranteed by the company.

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

On December 14, 2006, the company’s board of directors authorized a share repurchase program of up to $1.0 billion of its outstanding common stock. This new authorization is in addition to $176 million remaining

NORTHROP GRUMMAN CORPORATION

on the company’s previous share repurchase authorization for a total of $1.176 billion authorized for share repurchases.

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

Debt Reduction – On October 15, 2004, the company redeemed all of its outstanding $250 million 9.375 percent debentures due 2024. The redemption price was 104.363 percent of the principal amount plus accrued and unpaid interest through the redemption date. As a result of the redemption, the company recorded a $13 million pre-tax charge in 2004. Also, on October 15, 2004, $350 million of 8.625 percent notes matured.

Equity Security Units – In November 2001, the company issued 6.9 million equity security units. Each equity security unit, issued at $100 per unit, initially consisted of a contract to purchase shares of Northrop Grumman common stock on November 16, 2004, and a $100 senior note due 2006. The senior notes due 2006 were reported as long-term debt in 2005. The senior notes initially bore interest at 5.25 percent per annum, and each equity security unit paid a contract adjustment payment of 2.0 percent per annum through November 16, 2004, for a combined yield on the equity security unit of 7.25 percent per annum through November 16, 2004. On August 11, 2004, the company remarketed the senior notes as required by the original terms of the equity security units. As a result of this remarketing, the interest rate on the senior notes was reset to 4.08 percent per annum effective August 16, 2004. Proceeds from the remarketed notes were used to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the unit holders and held with a collateral agent. The notes were repaid on November 16, 2006. On November 16, 2004, the company received $690 million and issued 13.2 million shares of common stock in settlement of the stock purchase contracts. The number of shares issued was calculated using a conversion ratio of 1.9171 shares per each equity security unit, which was determined in accordance with the original terms of the stock purchase contracts.

Credit Facility
On August 5, 2005, the company entered into a new credit agreement which provides for a five-year revolving credit facility in an aggregate principal amount of $2 billion. The credit facility permits the company to request additional lending commitments from the lenders under the agreement or other eligible lenders under certain circumstances, and thereby to increase the aggregate principal amount of the lending commitments under the agreement by up to an additional $500 million. The agreement provides for swingline loans and letters of credit as sub-facilities for the credit facilities provided for in the agreement. Borrowings under the credit facility bear interest at various rates, including the London Interbank Offered Rate (LIBOR), adjusted based on the company’s credit rating, or an alternate base rate plus an incremental margin. The credit facility also requires a facility fee based on the daily aggregate amount of commitments (whether or not utilized) and the company’s credit rating level. The company’s credit agreement contains certain financial covenants that are less restrictive than those contained in the prior credit agreement. At December 31, 2006, and 2005, there was no balance outstanding under this facility and there were no borrowings under this facility at any time during 2006 or 2005.

Concurrent with the effectiveness of the new credit agreement, the 2001 credit agreement, for $2.5 billion, terminated on August 5, 2005. No principal or interest was outstanding or accrued and unpaid under the 2001

NORTHROP GRUMMAN CORPORATION

credit agreement on that date. During 2004, the company borrowed $100 million under this facility for a period of 27 days.

Mandatorily Redeemable Series B Convertible Preferred Stock
In connection with the Litton acquisition, the company issued 3.5 million shares of mandatorily redeemable Series B convertible preferred stock in April 2001. Each share of Series B preferred stock has a liquidation value of $100 per share. The liquidation value, plus accrued but unpaid dividends, is payable on April 4, 2021, the mandatory redemption date. The company has the option to redeem all, but not less than all, of the shares of Series B preferred stock at any time after seven years from the date of issuance for a number of shares of the company’s common stock equal to the liquidation value plus accrued and unpaid dividends divided by the current market price of common stock determined in relation to the date of redemption. Under this option, had the redemption taken place at December 31, 2006, each share would have been converted into 1.494 shares of common stock. Each share of preferred stock is convertible, at any time, at the option of the holder into the right to receive shares of the company’s common stock. Initially, each share was convertible into .911 shares of common stock, subject to adjustment in the event of certain dividends and distributions, a stock split, a merger, consolidation or sale of substantially all of the company’s assets, a liquidation or distribution, and certain other events. Had the conversion taken place at December 31, 2006, each share would have been converted into 1.822 shares of common stock. Holders of preferred stock are entitled to cumulative annual cash dividends of $7 per share, payable quarterly. In any liquidation of the company, each share of preferred stock is entitled to a liquidation preference before any distribution may be made on the company’s common stock or any series of capital stock that is junior to the Series B preferred stock. In the event of a change in control of the company, holders of Series B preferred stock also have specified exchange rights into common stock of the company or into specified securities or property of another entity participating in the change in control transaction. As of December 31, 2006, 10 million shares of preferred stock are authorized, of which 3.5 million shares designated as Series B preferred are issued and outstanding.

Other Sources and Uses of Capital
Additional Capital – To provide for long-term liquidity, the company believes it can obtain additional capital, if necessary, from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. Cash on hand at the beginning of the year plus cash generated from operations and cash available under credit lines are expected to be sufficient in 2007 to service debt, finance capital expansion projects, pay federal income taxes, and continue paying dividends to shareholders. The company will continue to provide the productive capacity to perform its existing contracts, prepare for future contracts, and conduct research and development in the pursuit of developing opportunities. While these expenditures tend to limit short-term liquidity, they are made with the intention of improving the long-term growth and profitability of the company.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At December 31, 2006, there were $460 million of unused stand-by letters of credit, $152 million of bank guarantees, and $615 million of surety bonds outstanding.

Co-Operative Agreements – In 2003, Ships executed agreements with the states of Mississippi and Louisiana whereby Ships leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ships to these states.

As of December 31, 2006, Ships has met its obligations under the Mississippi agreement and remains obligated under the Louisiana agreement to maintain a minimum average of 5,200 full-time employees at the end of any four-year period occurring between January 1, 2003, and December 31, 2010, upon assembly and installation of certain equipment.

NORTHROP GRUMMAN CORPORATION

Failure by Ships to meet the Louisiana commitment would result in reimbursement by Ships to Louisiana in accordance with the agreement. As of December 31, 2006, Ships expects that all future commitments under the Louisiana agreement will be met based on its most recent business plan.

OTHER MATTERS

New Accounting Pronouncements
New accounting pronouncements have been issued by the Financial Accounting Standards Board which are not effective until after December 31, 2006. For further discussion of new accounting standards, see Note 2 to the consolidated financial statements in Part II, Item 8.

Off-Balance Sheet Arrangements
As of December 31, 2006, the company had no significant off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, short-term investments, and long-term notes receivable. At December 31, 2006, substantially all borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2 billion credit agreement, which had no balance outstanding at December 31, 2006, or 2005. See Note 13 to the consolidated financial statements in Part II, Item 8.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At December 31, 2006, and 2005, two interest rate swap agreements were in effect. See Note 20 to the consolidated financial statements in Part II, Item 8.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At December 31, 2006, and 2005, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material to the consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company adopted, effective December 31, 2006, a new accounting standard for retirement benefits.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Los Angeles, California
February 20, 2007

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
$ in millions	2006	2005
Assets:
Current Assets
Cash and cash equivalents	$1,015	$1,605
Accounts receivable, net	3,566	3,553
Inventoried costs, net	1,178	1,164
Deferred income taxes	706	783
Prepaid expenses and other current assets	254	446
Total current assets	6,719	7,551
Property, Plant, and Equipment
Land and land improvements	588	546
Buildings	2,082	1,962
Machinery and other equipment	4,429	4,109
Leasehold improvements	447	381
	7,546	6,998
Accumulated depreciation	(3,015)	(2,595)
Property, plant, and equipment, net	4,531	4,403

Other Assets
Goodwill	17,219	17,383
Other purchased intangible assets, net of accumulated amortization of $1,555 in 2006 and $1,421 in 2005	1,139	1,273
Pension and postretirement benefits asset	1,349	2,925
Miscellaneous other assets	1,052	679
Total other assets	20,759	22,260
Total assets	$32,009	$34,214

NORTHROP GRUMMAN CORPORATION

	December 31,
$ in millions, except per share	2006	2005
Liabilities and Shareholders’ Equity:
Current Liabilities
Notes payable to banks	$95	$50
Current portion of long-term debt	75	1,214
Trade accounts payable	1,686	1,589
Accrued employees’ compensation	1,177	1,105
Advance payments and billings in excess of costs incurred	1,571	1,626
Income taxes payable	535	668
Other current liabilities	1,614	1,722
Total current liabilities	6,753	7,974
Long-term debt, net of current portion	3,992	3,881
Mandatorily redeemable convertible preferred stock	350	350
Pension and postretirement benefits liability	3,302	3,701
Deferred income taxes		595
Other long-term liabilities	997	885
Total liabilities	15,394	17,386
Commitments and Contingencies (Note 16)
Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2006—345,921,809; 2005—347,357,291	346	347
Paid-in capital	11,346	11,571
Retained earnings	6,183	5,055
Accumulated other comprehensive loss	(1,260)	(145)
Total shareholders’ equity	16,615	16,828
Total liabilities and shareholders’ equity	$32,009	$34,214

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
$ in millions, except per share	2006	2005	2004
Sales and Service Revenues
Product sales	$18,429	$19,560	$19,339
Service revenues	11,719	10,507	9,661
Total sales and service revenues	30,148	30,067	29,000
Cost of Sales and Service Revenues
Cost of product sales	14,419	15,639	15,700
Cost of service revenues	10,241	9,355	8,671
General and administrative expenses	3,034	2,880	2,643
Operating margin	2,454	2,193	1,986
Other Income (Expense)
Interest income	44	54	58
Interest expense	(347)	(388)	(431)
Other, net	125	200	(18)
Income from continuing operations before income taxes	2,276	2,059	1,595
Federal and foreign income taxes	709	667	515
Income from continuing operations	1,567	1,392	1,080
(Loss) gain from discontinued operations, net of tax	(25)	8	4
Net income	$1,542	$1,400	$1,084
Basic Earnings (Loss) Per Share
Continuing operations	$4.53	$3.90	$3.00
Discontinued operations	(.07)	.03	.01
Basic earnings per share	$4.46	$3.93	$3.01
Weighted average common shares outstanding, in millions	345.7	356.5	359.7
Diluted Earnings (Loss) Per Share
Continuing operations	$4.44	$3.83	$2.96
Discontinued operations	(.07)	.02	.01
Diluted earnings per share	$4.37	$3.85	$2.97
Weighted average diluted shares outstanding, in millions	358.6	363.2	365.0

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
$ in millions	2006	2005	2004
Net income	$1,542	$1,400	$1,084
Other Comprehensive Income (Loss)
Change in cumulative translation adjustment	22	(14)	11
Change in unrealized (loss) gain on marketable securities, net of tax benefit (expense) of $2 in 2006, and ($15) in 2004	(5)	(1)	26
Reclassification adjustment on write-down of marketable securities, net of tax of ($5)	10
Reclassification adjustment on sale of marketable securities, net of tax of $19		(29)
Additional minimum pension liability adjustment, net of tax of $32 in 2006, and $44 in 2004	40		(65)
Other comprehensive income (loss), net of tax	67	(44)	(28)
Comprehensive income	$1,609	$1,356	$1,056

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2006	2005	2004
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$6,819	$6,731	$6,733
Other collections	23,303	23,622	22,110
Insurance proceeds received	100	89
Income tax refunds received	60	88	121
Interest received	45	78	8
Other cash receipts	42	51	34
Total sources of cash—continuing operations	30,369	30,659	29,006
Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	(27,415)	(27,113)	(25,943)
Interest paid	(366)	(404)	(443)
Income taxes paid	(678)	(419)	(449)
Excess tax benefits from stock-based compensation	(57)
Payments for litigation settlements	(11)	(99)	(86)
Other cash payments	(12)	(31)	(181)
Total uses of cash—continuing operations	(28,539)	(28,066)	(27,102)
Cash provided by continuing operations	1,830	2,593	1,904
Cash (used in) provided by discontinued operations	(74)	34	32
Net cash provided by operating activities	1,756	2,627	1,936
Investing Activities
Proceeds from sale of businesses, net of cash divested	43	57	125
Collection of note receivable			494
Payments for businesses purchased, net of cash acquired		(361)
Proceeds from sale of property, plant, and equipment	21	11	28
Additions to property, plant, and equipment	(737)	(824)	(672)
Proceeds from insurance carrier	117	38
Proceeds from sale of investments	209	238	23
Payment for purchase of investment	(35)
Restriction of cash, net of restrictions released	(127)
Payments for outsourcing contract costs	(77)
Other investing activities, net	(15)	(14)	11
Net cash (used in) provided by investing activities	(601)	(855)	9
Financing Activities
Borrowings under lines of credit	47	62	101
Repayment of borrowings under lines of credit	(3)	(21)	(111)
Proceeds from issuance of long-term debt	200
Principal payments of long-term debt	(1,212)	(32)	(725)
Proceeds from exercises of stock options and issuances of common stock	393	163	834
Dividends paid	(402)	(359)	(322)
Excess tax benefits from stock-based compensation	57
Common stock repurchases	(825)	(1,210)	(786)
Net cash used in financing activities	(1,745)	(1,397)	(1,009)
(Decrease) Increase in cash and cash equivalents	(590)	375	936
Cash and cash equivalents, beginning of year	1,605	1,230	294
Cash and cash equivalents, end of year	$1,015	$1,605	$1,230

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2006	2005	2004
Reconciliation of Net Income to Net Cash Provided by Operating Activities
Net Income	$1,542	$1,400	$1,084
Adjustments to reconcile to net cash provided by operating activities
Depreciation	569	556	507
Amortization of assets	136	216	226
Stock-based compensation	184	172	154
Excess tax benefits from stock-based compensation	(57)
Loss on disposals of property, plant, and equipment	6	21	14
Impairment of property, plant, and equipment damaged by Hurricane Katrina	37	61
Amortization of long-term debt premium	(14)	(18)	(17)
Net gain on investments	(96)	(165)
Decrease (increase) in
Accounts receivable	(2,209)	(5,315)	(5,672)
Inventoried costs	(73)	(231)	6
Prepaid expenses and other current assets	(9)	(85)	1
Increase (decrease) in
Progress payments	2,261	5,249	5,400
Accounts payable and accruals	160	348	193
Deferred income taxes	183	105	91
Income taxes payable	(68)	295	98
Retiree benefits	(772)	(22)	(192)
Other non-cash transactions, net	50	6	11
Cash provided by continuing operations	1,830	2,593	1,904
Cash (used in) provided by discontinued operations	(74)	34	32
Net cash provided by operating activities	$1,756	$2,627	$1,936
Non-Cash Investing and Financing Activities
Settlement of note receivable in lieu of payment			$40
Sales of Businesses
Liabilities assumed by purchaser		$41
Purchase of businesses
Fair value of assets acquired, including goodwill		$399
Consideration given for businesses purchased		(361)
Liabilities assumed		$38
Capital leases		$9

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share	2006	2005	2004
Common Stock
At beginning of year	$347	$364	$362
Stock issued upon execution of stock purchase contracts			13
Common stock repurchased	(12)	(22)	(15)
Employee stock awards and options	11	5	4
At end of year	346	347	364
Paid-in Capital
At beginning of year	11,571	12,426	12,071
Stock issued upon execution of stock purchase contracts			677
Common stock repurchased	(813)	(1,165)	(794)
Stock split			179
Employee stock awards and options	588	310	293
At end of year	11,346	11,571	12,426
Retained Earnings
At beginning of year	5,055	4,014	3,431
Net income	1,542	1,400	1,084
Stock split			(179)
Dividends	(414)	(359)	(322)
At end of year	6,183	5,055	4,014
Unearned Compensation
At beginning of year		(3)	(6)
Amortization of unearned compensation		3	3
At end of year			(3)
Accumulated Other Comprehensive Loss
At beginning of year	(145)	(101)	(73)
Other comprehensive income (loss)	67	(44)	(28)
Adjustment to initially apply SFAS No. 158, net of tax of $838	(1,182)
At end of year	(1,260)	(145)	(101)
Total shareholders’ equity	$16,615	$16,828	$16,700
Cash dividends declared per share	$1.16	$1.01	$.89

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Northrop Grumman Corporation and its subsidiaries (Northrop Grumman or the company) provide technologically advanced, innovative products, services, and solutions in information and services, aerospace, electronics, and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and non-defense technology programs in the United States (U.S.) and abroad. Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense. The company is therefore affected by, among other things, the federal budget process. The company also conducts business with foreign governments and makes domestic and international commercial sales.

Principles of Consolidation – The consolidated financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries. All intercompany accounts, transactions, and profits among Northrop Grumman and its subsidiaries are eliminated in consolidation.

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

Revenue Recognition – As a defense contractor engaging in long-term contracts, the majority of the company’s business is derived from long-term contracts for the construction of facilities, production of goods, and services provided to the federal government. In accounting for these contracts, the company extensively utilizes the cost-to-cost and the units-of-delivery measures of the percentage-of-completion method of accounting. Sales under cost-reimbursement contracts and construction-type contracts that provide for delivery at a low volume per year or a small number of units after a lengthy period of time over which a significant amount of costs have been incurred are accounted for using the cost-to-cost measure of the percentage-of-completion method of accounting. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred. For most contracts, sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts with large up-front purchases of material, sales are calculated based on the percentage that direct labor costs incurred bear to total estimated direct labor costs. Sales under construction-type contracts that provide for delivery at a high volume per year are accounted for using the units-of-delivery measure of the percentage-of-completion method of accounting. Under this method, sales are recognized as deliveries are made to the customer generally using unit sales value in accordance with the contract terms. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit evenly over the life of the contract based on deliveries. The company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in inventories, with any remaining amount reflected in liabilities. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original

NORTHROP GRUMMAN CORPORATION

estimates. A significant change in an estimate on one or more programs could have a material adverse effect on the company’s consolidated financial position or results of operations.

Revenue under contracts to provide services to non-federal government customers are generally recognized when services are performed. Service contracts include operations and maintenance contracts, and outsourcing-type arrangements, primarily in the Information Technology segment. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these service contracts are expensed as incurred, except that direct and incremental set-up costs are capitalized and amortized over the life of the agreement. Operating profit related to such service contracts may fluctuate from period to period, particularly in the earlier phases of the contract.

Service contracts that include more than one type of product or service are accounted for under the provisions of Emerging Issues Task Force Issue No. 00-21 – Revenue Arrangements with Multiple Deliverables. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

Research and Development – Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to U.S. Government contracts. Company-sponsored research and development expenses totaled $574 million, $538 million, and $504 million in 2006, 2005, and 2004, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Product Warranty Costs – The company provides certain product warranties that require repair or replacement of non-conforming items for a specified period of time. Most of the company’s product warranties are provided under government contracts, the costs of which are incorporated into contract pricing. Accrued product warranty costs of $81 million and $86 million were included in other current liabilities at December 31, 2006, and 2005, respectively.

Environmental Costs – Environmental liabilities are accrued when the company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis. At sites involving multiple parties, the company accrues environmental liabilities based upon its expected share of liability, taking into account the financial viability of other jointly liable parties. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. The company does not anticipate and record insurance recoveries before collection is probable. At December 31, 2006, and 2005, the company did not accrue any assets related to insurance reimbursements or recoveries for environmental matters.

Foreign Currency Forward Contracts – The company enters into foreign currency forward contracts to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Gains and losses from such transactions are included as contract costs. At December 31, 2006 and 2005, the amount of foreign currency forward contracts outstanding was not material.

Interest Rate Swap Agreements – The company may enter into interest rate swap agreements to offset the variable-rate characteristic of certain variable-rate term loans which may be outstanding from time to time under the company’s credit facility (see Note 13). The company may also enter into interest rate swap agreements to benefit from floating interest rates as an offset to the fixed-rate characteristic of certain of its long-term debt instruments. Two interest rate swap agreements were entered into during 2004 and are in effect as of December 31, 2006 (see Note 20).

NORTHROP GRUMMAN CORPORATION

Other, net – For 2006, Other, net primarily consists of a pre-tax gain of $111 million income related to the sale of the company’s remaining 9.7 million TRW Automotive (TRW Auto) shares. For 2005, Other, net primarily consists of the sale of 7.3 million TRW Auto shares and approximately 3.4 million Endwave shares, which generated pre-tax gains of $70 million and $95 million, respectively.

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

Marketable Securities – At December 31, 2006, and 2005, substantially all of the company’s investments in marketable securities were classified as available-for-sale or trading. For available-for-sale securities, any unrealized gains and losses are reported as a separate component of shareholders’ equity. Unrealized gains and losses on trading securities are included in Other, net in the consolidated statements of income and were not material to any period presented. The fair values of these marketable securities are determined based on prevailing market prices.

Accounts Receivable – Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost measure of the percentage-of-completion method of accounting), certain estimated contract changes, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.

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

Outsourcing Contract Costs – Costs on outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. The primary types of costs that may be capitalized include labor and related fringe benefits, subcontractor costs, and travel costs.

Depreciable Properties – Property, plant, and equipment owned by the company are depreciated over the estimated useful lives of individual assets. Costs incurred for computer software developed or obtained for internal use are capitalized and classified in machinery and other equipment. Capitalized software costs are amortized over a

NORTHROP GRUMMAN CORPORATION

period of three to five years. Most of these assets are depreciated using declining-balance methods, with the remainder using the straight-line method, with the following lives:

Years
Land improvements	2-45
Buildings	2-45
Machinery and other equipment	2-25
Leasehold improvements	Length of lease

Restricted Cash – Access to proceeds from the Gulf Opportunity Zone Industrial Development Revenue Bonds is restricted to certain capital expenditures. As such, the amount of unexpended proceeds available is recorded in miscellaneous other assets as restricted cash in the consolidated statements of financial position (see Note 13).

Leases – The company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured.

The company conducts operations primarily under operating leases. Most lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the company records a deferred rent liability in other long-term liabilities in the consolidated statements of financial position and amortizes the deferred rent over the term of the lease as reductions to rent expense. For rent holidays and rent escalation clauses during the lease term, the company records minimum rental expenses on a straight-line basis over the term of the lease.

For purposes of recognizing incentives for tenant improvements and minimum rental expenses on a straight-line basis, the company uses the date of initial possession to begin amortization, which is generally when the company is given the right of access to the space and begins to make improvements in preparation of intended use.

Goodwill and Other Purchased Intangible Assets – The company performs impairment tests at least annually for goodwill, and more often as circumstances require. When it is determined that impairment has occurred, an appropriate charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments’ operating margin. Purchased intangible assets are amortized on a straight-line basis over their estimated useful lives.

Self-Insurance Accruals – Included in other long-term liabilities is approximately $485 million and $464 million related to self-insured workers’ compensation as of December 31, 2006, and 2005, respectively. The company estimates the required liability of such claims on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the company’s historical loss experience and projected loss development factors.

Litigation, Commitments, and Contingencies – Amounts associated with litigation, commitments, and contingencies are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Retirement Benefits – The company sponsors various pension plans covering substantially all employees. The company also provides postretirement benefit plans other than pensions, consisting principally of health care and life insurance benefits, to eligible retirees and qualifying dependents. The liabilities and annual income or expense of the company’s pension and other postretirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return (based on the market related value of assets), and medical trend (rate of growth for medical costs). The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices. Not all net periodic pension income or expense is recognized in net earnings in the

NORTHROP GRUMMAN CORPORATION

year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. The company’s funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust.

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

Accumulated Other Comprehensive Loss – The company’s accumulated other comprehensive loss consists of cumulative translation and minimum pension liability adjustments, unrealized gains and losses on certain investments in equity securities (including reclassification adjustments), and effective in 2006, unamortized benefit plan costs resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The components of accumulated other comprehensive loss at year end were as follows:

	December 31,
$ in millions	2006	2005
Cumulative translation adjustment	$22
Unrealized gain (loss) on marketable securities, net of tax (expense) benefit of ($1) in 2006, and $1 in 2005	2	$(3)
Unamortized benefit plan costs, net of tax benefit of $900	(1,284)
Additional minimum pension liability, net of tax benefit of $92		(142)
Total accumulated other comprehensive loss	$(1,260)	$(145)

Financial Statement Reclassification – Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the 2006 presentation of the Enterprise Information Technology (EIT) business, formerly reported in the Information Technology segment, as discontinued operations and the establishment of the Technical Services segment on January 1, 2006 (see Note 6).

2.	NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the

NORTHROP GRUMMAN CORPORATION

more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 will be effective for the company January 1, 2007, and will require adjustment to the opening balance of retained earnings (or other components of shareholders’ equity in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. Management expects that the effect of adoption of this interpretation on the company’s consolidated financial position and results of operations will not be material.

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

4.	BUSINESS ACQUISITIONS

2006 – In October the company announced its intent to acquire Essex Corporation (Essex). On January 25, 2007, the company completed its purchase of 100 percent of the common stock of Essex, valued at approximately $600 million, including the assumption of debt totaling $23 million and estimated transaction costs of $14 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. The operating results of Essex will be included as part of the Mission Systems segment from the date of acquisition. The assets, liabilities, and results of operations of Essex were not material and thus pro-forma information is not presented.

2005 – The company acquired Confluent RF Systems Corporation (Confluent) for $42 million, which included transaction costs of $2 million, and Integic Corporation (Integic) for $319 million, which included transaction costs of $6 million. The assets, liabilities, and results of operations of these acquired businesses were not material individually or in the aggregate, and thus pro-forma information is not presented. The company completed its purchase accounting activities for these businesses during 2005 and recorded an aggregate increase to goodwill of $37 million for Confluent and $254 million for Integic.

2004 – There were no significant acquisitions during 2004.

5.	BUSINESS DISPOSITIONS

2006 – The company sold the assembly business unit of Interconnect Technologies (Interconnect) and Winchester Electronics (Winchester) for net cash proceeds of $26 million and $17 million, respectively, and recognized an after-tax gain of $4 million and $3 million, respectively, in discontinued operations. The results of operations of Interconnect and Winchester, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

The Enterprise Information Technology (EIT) business, formerly reported in the Information Technology segment, was shut down and costs associated with the exit activities were not material. The results of operations of this business are reported as discontinued operations in the consolidated statements of income, net of applicable income taxes, for all periods presented.

2005 – The company sold Teldix GmbH (Teldix) for $57 million in cash and recognized an after-tax gain of $14 million in discontinued operations. The results of operations of Teldix, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

NORTHROP GRUMMAN CORPORATION

2004 – The company’s Canadian navigation systems and space sensors systems business and Kester were sold for cash of $65 million and $60 million, respectively, and the company recorded an after-tax gain of $12 million and $2 million, respectively, in discontinued operations. The results of these businesses were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Discontinued Operations – Sales and operating results of the businesses classified within discontinued operations were as follows:

	Year Ended December 31
$ in millions	2006	2005	2004
Sales	$156	$654	$867
(Loss) gain from discontinued operations	(29)	(14)	23
Income tax benefit (expense)	10	5	(7)
(Loss) Income from discontinued operations, net of tax	(19)	(9)	16
Gain (loss) from divestitures	11	24	(12)
Income tax expense	(17)	(7)
(Loss) gain from discontinued operations, net of tax	$(25)	$8	$4

Tax rates on discontinued operations vary from the company’s effective tax rate due to the non-deductibility of goodwill for tax purposes.

The assets and liabilities of the EIT business, as shown in the table below, are not material and have been recorded in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, in the accompanying consolidated statements of financial position.

	December 31,
$ in millions	2006	2005
Current assets	$12	$140
Property, plant, and equipment, net		1
Other assets		1
Total assets	$12	$142
Accounts payable and other current liabilities	$20	$206
Total liabilities	$20	$206

6.	SEGMENT INFORMATION

Organization, Products, and Services
Effective January 1, 2006, the company established a new reportable segment, Technical Services, to leverage existing business strengths and synergies in the rapidly expanding areas of logistics support, sustainment and technical services. The Technical Services segment was established through the consolidation of multiple programs in logistics operations from the Electronics, Integrated Systems, Mission Systems and Information Technology segments. On July 1, 2006, additional programs from Electronics, Integrated Systems, Mission Systems, and Space Technology were transferred to Technical Services. The sales and segment operating margin in the following tables have been revised, where applicable, to reflect these realignments for all periods presented.

Effective January 1, 2006, in order to provide a more relevant depiction of the management and performance of the company’s businesses, sales and segment operating margin in the following tables were revised to include

NORTHROP GRUMMAN CORPORATION

margin on intersegment sales for all periods presented. Intersegment amounts are then eliminated upon consolidation of the segments.

For presentation and discussion purposes, the company’s seven reportable segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Ships segments are each presented as separate businesses. In accordance with the provisions of SFAS No. 131 – Disclosures about Segments of an Enterprise and Related Information, Newport News and Ship Systems results are aggregated and reported as the Ships segment.

Information & Services
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

Technical Services – Technical Services is a leading provider of logistics, infrastructure, and sustainment support, while also providing a wide array of technical services including training and simulation.

Aerospace
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

Electronics
Electronics is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronics provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air traffic control, air and missile defense, communications, mail processing, biochemical detection, ship bridge control, and shipboard components.

Ships
Ships is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Ships is also one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, international navies, and for commercial vessels of all types. Ships also has produced double-hulled crude oil tankers.

Summary Segment Financial Information
In the following table of segment and major customer data, revenue from the U.S. Government includes revenue from contracts for which Northrop Grumman is the prime contractor as well as those for which the company is

NORTHROP GRUMMAN CORPORATION

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

Foreign Sales – Foreign sales amounted to approximately $1.6 billion, $1.7 billion, and $1.6 billion during 2006, 2005, and 2004, respectively.

NORTHROP GRUMMAN CORPORATION

Results of Operations By Segment and Major Customer

	Year Ended December 31
$ in millions	2006	2005	2004
Sales and Service Revenues
Information & Services
Mission Systems
United States Government	$4,612	$4,575	$4,251
Other customers	54	45	29
Intersegment sales	408	397	306
	5,074	5,017	4,586
Information Technology
United States Government	3,063	2,921	2,714
Other customers	829	718	634
Intersegment sales	139	132	114
	4,031	3,771	3,462
Technical Services
United States Government	1,483	1,233	1,199
Other customers	34	45	52
Intersegment sales	272	255	241
	1,789	1,533	1,492
Aerospace
Integrated Systems
United States Government	5,277	5,272	4,370
Other customers	169	170	204
Intersegment sales	54	47	36
	5,500	5,489	4,610
Space Technology
United States Government	3,209	3,278	3,148
Other customers	87	67	63
Intersegment sales	55	50	58
	3,351	3,395	3,269
Electronics
United States Government	4,112	4,015	3,701
Other customers	1,906	1,902	2,156
Intersegment sales	560	685	533
	6,578	6,602	6,390
Ships
United States Government	5,263	5,727	6,108
Other customers	48	57	142
Intersegment sales	10	2	2
	5,321	5,786	6,252
Other
United States Government			2
Other customers		42	227
Intersegment sales			1
		42	230
Intersegment eliminations	(1,496)	(1,568)	(1,291)
Total sales and service revenues	$30,148	$30,067	$29,000

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2006	2005	2004
Operating Margin
Information & Services
Mission Systems	$471	$374	$314
Information Technology	352	328	246
Technical Services	110	89	71
Aerospace
Integrated Systems	551	499	431
Space Technology	293	274	236
Electronics	744	702	661
Ships	393	249	395
Other		(17)	(3)
Intersegment eliminations	(117)	(84)	(59)
Non-segment factors affecting operating margin
Unallocated expenses	(287)	(190)	(282)
Pension expense	(468)	(410)	(350)
Reversal of CAS pension expense included above	431	389	338
Reversal of royalty income included above	(19)	(10)	(12)
Total operating margin	$2,454	$2,193	$1,986

Other Financial Information

	December 31,
$ in millions	2006	2005
Assets
Information & Services
Mission Systems	$4,701	$4,750
Information Technology	3,305	3,319
Technical Services	1,092	993
Aerospace
Integrated Systems	2,202	2,271
Space Technology	4,541	4,615
Electronics	5,454	5,577
Ships	6,946	6,756
Other		14
Segment assets	28,241	28,295
Corporate	3,768	5,919
Total assets	$32,009	$34,214

NORTHROP GRUMMAN CORPORATION

Other Financial Information (Continued)

	Year Ended December 31
$ in millions	2006	2005	2004
Capital Expenditures
Information & Services
Mission Systems	$45	$54	$23
Information Technology	32	35	27
Technical Services	4	5	4
Aerospace
Integrated Systems	119	142	111
Space Technology	107	123	123
Electronics	130	166	146
Ships	287	266	220
Other			3
Corporate	13	33	15
Total capital expenditures	$737	$824	$672
Depreciation and Amortization
Information & Services
Mission Systems	$30	$57	$55
Information Technology	46	49	48
Technical Services	7	8	8
Aerospace
Integrated Systems	110	102	90
Space Technology	136	142	132
Electronics	211	247	244
Ships	153	155	148
Other			2
Corporate	12	12	6
Total depreciation and amortization	$705	$772	$733

7.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share from continuing operations are calculated by dividing income available to common shareholders from continuing operations by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans, equity security units outstanding, and the 3.5 million mandatorily redeemable preferred stock (see Note 14), unless their inclusion is anti-dilutive for the period presented. The dilutive effect of these potential common stock instruments totaled 12.9 million (including 6.4 million shares from the mandatorily redeemable convertible Series B preferred stock), 6.7 million, and 5.3 million shares for the years ended December 31, 2006, 2005, and 2004, respectively. For the periods in which the mandatorily redeemable preferred stock are dilutive, the related dividends are added back to the numerator to arrive at income available to common shareholders from continuing operations. The weighted-average diluted shares outstanding for the years ended 2006, 2005, and 2004, exclude stock options to purchase approximately 8 thousand shares, 4 million shares, and 12.6 million shares, respectively, since such options have an exercise price in excess of the average market price of the company’s common stock during the year.

NORTHROP GRUMMAN CORPORATION

Diluted earnings per share from continuing operations are calculated as follows:

	Year Ended December 31
in millions, except per share	2006	2005	2004
Basic Earnings per Share
Income from continuing operations	$1,567	$1,392	$1,080
Add dividends on mandatorily redeemable convertible preferred stock	24
Income available to common shareholders from continuing operations	$1,591	$1,392	$1,080
Weighted-average common shares outstanding	345.7	356.5	359.7
Dilutive effect of stock options, awards, equity security units, and mandatorily redeemable convertible preferred stock	12.9	6.7	5.3
Weighted-average diluted shares outstanding	358.6	363.2	365.0
Diluted earnings per share from continuing operations	$4.44	$3.83	$2.96

Share Repurchases – On October 26, 2004, the company’s board of directors authorized a share repurchase program of up to $1.0 billion of its outstanding common stock. This share repurchase program was completed in the third quarter of 2005, and resulted in the retirement of 18.2 million shares of common stock.

On October 24, 2005, the company’s board of directors authorized a share repurchase program of up to $1.5 billion of its outstanding common stock, which commenced in November 2005 and under which $176 million is remaining. Through December 31, 2006, the company had repurchased and retired 20.6 million shares of common stock under this share repurchase program.

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

On December 14, 2006, the company’s board of directors authorized a share repurchase program of up to $1.0 billion of its outstanding common stock. This new authorization is in addition to $176 million remaining on the company’s previous share repurchase authorization. In total, the company now has $1.176 billion authorized for share repurchases.

With the exception of the accelerated share repurchase agreements with Credit Suisse noted above, share repurchases take place at management’s discretion and under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

NORTHROP GRUMMAN CORPORATION

8.	ACCOUNTS RECEIVABLE, NET

Unbilled amounts represent sales for which billings have not been presented to customers at year-end, including amounts representing differences between actual and estimated contract cost elements. These amounts are usually billed and collected within one year. Progress payments are received on a number of fixed-price contracts.

Accounts receivable at December 31, 2006, are expected to be collected in 2007 except for approximately $419 million due in 2008 and $120 million due in 2009 and later.

Allowances for doubtful amounts mainly represent estimates of overhead costs which may not be successfully negotiated and collected.

Accounts receivable were composed of the following:

	December 31,
$ in millions	2006	2005
Due From U.S. Government, Long-Term Contracts
Billed	$1,054	$1,290
Unbilled	33,004	30,768
Progress payments received	(31,637)	(29,673)
	2,421	2,385
Due From Other Customers, Long-Term Contracts
Billed	212	217
Unbilled	2,975	2,719
Progress payments received	(2,390)	(2,197)
	797	739
Total due, long-term contracts	3,218	3,124
Trade And Other Accounts Receivable
Due from U.S. Government	477	389
Due from other customers	237	282
Progress payments received	(58)	(18)
Total due, trade and other	656	653
	3,874	3,777
Allowances for doubtful amounts	(308)	(224)
Total accounts receivable, net	$3,566	$3,553

9.	INVENTORIED COSTS, NET

Inventoried costs were composed of the following:

	December 31,
$ in millions	2006	2005
Production costs of contracts in process	$1,951	$1,920
General and administrative expenses	184	129
	2,135	2,049
Progress payments received	(1,226)	(1,162)
	909	887
Product inventory	269	277
Total inventoried costs, net	$1,178	$1,164

NORTHROP GRUMMAN CORPORATION

10.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. Impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating margin. The annual impairment test for all sectors was performed as of November 30, 2006, with no indication of impairment. In performing the goodwill impairment tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of reporting units.

The changes in the carrying amounts of goodwill during 2006 and 2005, are as follows:

	Missions	Information	Technical	Integrated	Space
$ in millions	Systems	Technology	Services	Systems	Technology	Electronics	Ships	Total
Balance as of January 1, 2005	$4,265	$2,398		$955	$3,337	$2,597	$3,630	$17,182
Goodwill acquired		319		42				361
Goodwill of business sold						(19)		(19)
Fair value adjustments to net assets acquired	(9)	(68)		(5)	(42)	(3)	(14)	(141)
Balance as of December 31, 2005	4,256	2,649		992	3,295	2,575	3,616	17,383
Goodwill transferred due to segment realignment	(336)	(403)	$792	(13)		(40)		—
Fair value adjustments to net assets acquired	(37)	(27)	(5)	(3)	(41)	(19)	(32)	(164)
Balance as of December 31, 2006	$3,883	$2,219	$787	$976	$3,254	$2,516	$3,584	$17,219

Segment Realignment – Effective January 1, 2006, the company realigned businesses among four of its operating segments to form a new segment. As a result of this realignment, goodwill of approximately $792 million was reallocated among these five segments.

Fair Value Adjustments to Net Assets Acquired – For 2005, the change in the Information Technology segment primarily consisted of purchase price allocation to reflect adjustments to the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Integic (see Note 4). The remaining adjustments were primarily related to the recognition of a portion of the capital loss carryforward associated with the company’s acquisition of TRW Inc. (TRW). Due to the uncertainty related to the company’s ability to fully utilize the deferred tax asset related to this capital loss carryforward as of the acquisition date, a valuation allowance equal to the full amount of the related tax benefit was recorded. Any subsequent realization of this tax benefit was recorded as a reduction of goodwill. For 2006, the fair value adjustments were primarily due to the resolution of pre-acquisition tax uncertainties resulting from the completion of audits by the Internal Revenue Service and the realization of additional capital loss carryforward tax assets.

NORTHROP GRUMMAN CORPORATION

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets as follows:

	December 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,594	$(1,487)	$1,107	$2,594	$(1,357)	$1,237
Other purchased intangibles	100	(68)	32	100	(64)	36
Total	$2,694	$(1,555)	$1,139	$2,694	$(1,421)	$1,273

During the year ended December 31, 2005, approximately $34 million of the Integic purchase price was allocated to purchased intangible assets with a weighted average life of 5 years. Also, approximately $7 million of the Confluent purchase price was allocated to purchased intangible assets with a life of 8 years. The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 22 years. Aggregate amortization expense for 2006, 2005, and 2004, was $134 million, $216 million, and $226 million, respectively.

The table below shows expected amortization for purchased intangibles as of December 31, 2006, for the next five years:

$ in millions
Year ending December 31
2007	$121
2008	111
2009	101
2010	81
2011	42

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and the related estimated fair values of the company’s financial instruments at December 31 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
$ in millions	Amount	Value	Amount	Value
Cash and cash equivalents	$1,015	$1,015	$1,605	$1,605
Investments in marketable securities	208	208	180	180
Cash surrender value of life insurance policies	290	290	256	256
Investment in TRW Auto			97	257
Short-term notes payable	(95)	(95)	(50)	(50)
Long-term debt	(4,067)	(4,562)	(5,095)	(5,682)
Mandatorily redeemable preferred stock	(350)	(459)	(350)	(445)
Interest rate swaps	(8)	(8)	(7)	(7)
Foreign currency forward contracts			(2)	(2)

Short-Term Instruments – For cash and cash equivalents and amounts borrowed under the company’s short-term credit lines, the carrying amounts approximate fair value, due to the short-term nature of these items.

NORTHROP GRUMMAN CORPORATION

Investments in Marketable Securities – The company holds a portfolio of securities, primarily consisting of equity securities that are classified as trading.

Cash Surrender Value of Life Insurance – The company maintains whole life insurance policies on several of our senior executives in connection with deferred compensation arrangements. These policies are recorded at their cash surrender value as determined by the insurance carrier. The amounts associated with these policies are recorded in “Miscellaneous other assets” in the consolidated statements of financial position.

Investment in TRW Auto – At December 31, 2005, the company owned 9.7 million common shares of TRW Auto with a carrying value of $97 million. The investment was carried at cost and included in “Miscellaneous other assets” as of December 31, 2005, due to certain restrictions on the sale of the company’s investment. During 2006, the company received a waiver of the restrictions and sold all of its TRW Auto shares for $209 million, resulting in an after-tax gain of $72 million.

Long-Term Debt – The fair value of the long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the company’s existing debt arrangements.

Mandatorily Redeemable Preferred Stock – The fair value of the mandatorily redeemable preferred stock was calculated based on the closing market price quoted on the New York Stock Exchange (trading symbol NOC-pb) at December 31, 2006, and 2005, respectively.

Interest Rate Swaps – The company has from time to time entered into interest rate swap agreements to mitigate interest rate risk. As described in Note 20, two interest rate swap agreements were in effect at December 31, 2006, and 2005.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Gains and losses from such transactions are included as contract costs.

12.	INCOME TAXES

Income tax expense, both federal and foreign, consisted of the following:

	Year Ended December 31
$ in millions	2006	2005	2004
Income Taxes on Continuing Operations
Currently Payable
Federal income taxes	$524	$501	$468
Foreign income taxes	27	27	28
	551	528	496
Change in deferred federal and foreign income taxes	158	139	19
Total federal and foreign income taxes	$709	$667	$515

The geographic source of income from continuing operations before income taxes is as follows:

	Year Ended December 31
$ in millions	2006	2005	2004
Domestic income	$2,204	$1,984	$1,525
Foreign income	72	75	70
Income from continuing operations before income taxes	$2,276	$2,059	$1,595

NORTHROP GRUMMAN CORPORATION

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the income from continuing operations before income taxes due to the following:

	Year Ended December 31
$ in millions	2006	2005	2004
Income tax expense on continuing operations at statutory rate	$797	$721	$558
Extraterritorial income exclusion/foreign sales corporation	(6)	(6)	(28)
Manufacturing deduction	(9)	(9)
Research tax credit	(3)	(3)	(20)
Wage credit	(18)
Settlement of IRS appeals cases	(55)	(27)
Other, net	3	(9)	5
Total federal and foreign income taxes	$709	$667	$515

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

The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31,
$ in millions	2006	2005
Deferred Tax Assets
Retirement benefit plan expense	$1,067	$428
Contract accounting differences	19	72
Provision for accrued liabilities	693	690
Tax credits and carryforwards
Capital loss	1,120	1,159
Foreign income tax credit	180	180
Other	396	251
Gross deferred tax assets	3,475	2,780
Less valuation allowance	(1,300)	(1,339)
Net deferred tax assets	2,175	1,441
Deferred Tax Liabilities
Provision for accrued liabilities	37	35
Purchased intangibles	292	367
Depreciation and amortization	533	517
Goodwill amortization	444	322
Gross deferred tax liabilities	1,306	1,241
Total net deferred tax assets	$869	$200

NORTHROP GRUMMAN CORPORATION

Net deferred tax assets (liabilities) as presented in the consolidated statements of financial position are as follows:

	December 31,
$ in millions	2006	2005
Net current deferred tax assets	$706	$783
Net non-current deferred tax assets (included in miscellaneous other assets)	165	12
Net current deferred tax liabilities (included in other current liabilities)	(2)
Net non-current deferred tax liabilities		(595)
Total net deferred tax assets	$869	$200

Foreign Income – Deferred income taxes have not been provided on accumulated undistributed earnings of foreign subsidiaries of $259 million at December 31, 2006, as the company intends to permanently reinvest these earnings, thereby indefinitely postponing their remittance. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits applicable to such distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.

Tax Carryforwards – The company has a capital loss tax carryforward of $1.1 billion at December 31, 2006, against which a full valuation allowance of $1.1 billion has been recorded. The majority of the capital loss carryforward, which primarily arose from the sale of TRW Auto, will expire in 2008. Future reductions to the valuation allowance resulting from the recognition of tax benefits, if any, will reduce goodwill. In addition, the company has foreign income tax credit carryforward items of $180 million at December 31, 2006, to offset future federal income tax liabilities, against which a valuation allowance of $180 million has been recorded. The $180 million foreign income tax credit carryforward arose from the acquisition of TRW, and from the sale of TRW Auto and other discontinued operations, and will expire in 2009 through 2012. In 2004, the company extended its foreign tax credit carryforward period from five to ten years based on the American Jobs Creation Act of 2004.

13.	NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

Credit Facility – On August 5, 2005, the company entered into a new credit agreement which provides for a five-year revolving credit facility in an aggregate principal amount of $2 billion. The credit facility permits the company to request additional lending commitments from the lenders under the agreement or other eligible lenders under certain circumstances, and thereby to increase the aggregate principal amount of the lending commitments under the agreement by up to an additional $500 million. The agreement provides for swingline loans and letters of credit as sub-facilities for the credit facilities provided for in the agreement. Borrowings under the credit facility bear interest at various rates, including the London Interbank Offered Rate (LIBOR), adjusted based on the company’s credit rating, or an alternate base rate plus an incremental margin. The credit facility also requires a facility fee based on the daily aggregate amount of commitments (whether or not utilized) and the company’s credit rating level. The company’s credit agreement contains certain financial covenants that are less restrictive than those contained in the prior credit agreement. At December 31, 2006, and 2005, there was no balance outstanding under this facility and there were no borrowings under this facility at any time during 2006 or 2005.

Concurrent with the effectiveness of the new credit agreement, the 2001 credit agreement, for $2.5 billion, terminated on August 5, 2005. No principal or interest was outstanding or accrued and unpaid under the 2001 credit agreement on that date. During 2004, the company borrowed $100 million under this facility for a period of 27 days.

Equity Security Units – In November 2001, the company issued 6.9 million equity security units. Each equity security unit, issued at $100 per unit, initially consisted of a contract to purchase shares of Northrop Grumman common stock on November 16, 2004, and a $100 senior note due 2006. The senior notes due 2006 were reported as long-term debt in 2005. The senior notes initially bore interest at 5.25 percent per annum, and each

NORTHROP GRUMMAN CORPORATION

equity security unit paid a contract adjustment payment of 2.0 percent per annum through November 16, 2004, for a combined yield on the equity security unit of 7.25 percent per annum through November 16, 2004.

On August 11, 2004, the company remarketed the senior notes as required by the original terms of the equity security units. As a result of this remarketing, the interest rate on the senior notes was reset to 4.08 percent per annum effective August 16, 2004. Proceeds from the remarketed notes were used to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the unit holders and held with a collateral agent.

On November 16, 2004, the company received $690 million and issued 13.2 million shares of common stock in settlement of the stock purchase contracts. The number of shares issued was calculated using a conversion ratio of 1.9171 shares per each equity security unit, which was determined in accordance with the original terms of the stock purchase contracts.

On November 16, 2006, the company repaid the $690 million 4.08 percent senior note at maturity.

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

Gulf Opportunity Zone Industrial Development Revenue Bonds – In December 2006, Ship Systems entered into a loan agreement with the Mississippi Business Finance Corporation (MBFC) under which Ship Systems received access to $200 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds by the MBFC. The loan accrues interest payable semi-annually at a fixed rate of 4.55 percent per annum. The bonds are subject to redemption at the company’s discretion on or after December 1, 2016, and mature on December 1, 2028. The bonds will be repaid by Ship Systems in accordance with the terms stipulated in the loan agreement. The bond issuance proceeds must be used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi. As of December 31, 2006, $73 million was used by Ship Systems and the remaining $127 million was recorded in miscellaneous other assets as restricted cash in the consolidated statement of financial position. Repayment of the bonds is guaranteed by the company.

Lines of Credit – The company has available short-term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities.

Long-term debt consisted of the following:

	December 31,
$ in millions	2006	2005
Notes and debentures due 2007 to 2036, rates from 6.25% to 9.375%	$3,777	$5,002
Other indebtedness due 2007 to 2028, rates from 4.55% to 8.5%	290	93
Total long-term debt	4,067	5,095
Less current portion	75	1,214
Long-term debt, net of current portion	$3,992	$3,881

Indentures underlying long-term debt issued by the company or its subsidiaries contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements, and funded debt of subsidiaries.

NORTHROP GRUMMAN CORPORATION

Maturities of long-term debt as of December 31, 2006, are as follows:

$ in millions
Year Ending December 31
2007	$75
2008	109
2009	466
2010	89
2011	766
Thereafter	2,511
Total principal payments	4,016
Unamortized premium on long-term debt, net of discount	51
Total long-term debt	$4,067

The premium on long-term debt primarily represents non-cash fair market value adjustments resulting from acquisitions, which are amortized over the life of the related debt.

14.	MANDATORILY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

The company issued 3.5 million shares of mandatorily redeemable Series B convertible preferred stock in April 2001. Each share of Series B preferred stock has a liquidation value of $100 per share. The liquidation value, plus accrued but unpaid dividends, is payable on April 4, 2021, the mandatory redemption date. The company has the option to redeem all, but not less than all, of the shares of Series B preferred stock at any time after seven years from the date of issuance for a number of shares of the company’s common stock equal to the liquidation value plus accrued and unpaid dividends divided by the current market price of common stock determined in relation to the date of redemption. Under this option, had the redemption taken place at December 31, 2006, each share would have been converted into 1.494 shares of common stock. Each share of preferred stock is convertible, at any time, at the option of the holder into the right to receive shares of the company’s common stock. Initially, each share was convertible into .911 shares of common stock, subject to adjustment in the event of certain dividends and distributions, a stock split, a merger, consolidation or sale of substantially all of the company’s assets, a liquidation or distribution, and certain other events. Had the conversion taken place at December 31, 2006, each share would have been converted into 1.822 shares of common stock. Holders of preferred stock are entitled to cumulative annual cash dividends of $7 per share, payable quarterly. In any liquidation of the company, each share of preferred stock is entitled to a liquidation preference before any distribution may be made on the company’s common stock or any series of capital stock that is junior to the Series B preferred stock. In the event of a change in control of the company, holders of Series B preferred stock also have specified exchange rights into common stock of the company or into specified securities or property of another entity participating in the change in control transaction.

As of December 31, 2006, 10 million shares of preferred stock are authorized, of which 3.5 million shares designated as Series B preferred are issued and outstanding.

15.	LITIGATION

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

NORTHROP GRUMMAN CORPORATION

As previously disclosed, in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. The relationship, if any, between the potential claims and a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California remains unclear to the company. In the third quarter of 2006, the parties commenced settlement discussions. While the company continues to believe that it did not breach the contracts in question and that it acted appropriately in this matter, the company proposed to settle the claims and any associated matters and recognized a pre-tax charge of $112.5 million in 2006 to cover the cost of the settlement proposal and associated investigative costs. The charge has been recorded within “General and administrative expenses” in the consolidated statements of income. The company extended the offer in an effort to avoid litigation and in recognition of the value of the relationship with this customer. The U.S. Government has advised the company that if settlement is not reached it will pursue its claims through litigation. Because of the highly technical nature of the issues involved and their classified status and because of the significant disagreement between the company and the U.S. Government as to the U.S. Government’s theories of liability and damages (including a material difference between the U.S. Government’s damage theories and the company’s offer), final resolution of this matter could take a considerable amount of time, particularly if litigation should ensue. If the U.S. Government were to pursue litigation and were to be ultimately successful on its theories of liability and damages, which could be trebled under the Federal False Claims Act, the effect upon the company’s consolidated financial position, results of operations, and cash flows would materially exceed the amount provided by the company. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. Accordingly, the ultimate disposition of this matter cannot presently be determined.

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

The company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. During discovery in the second quarter of 2006, Cogent asserted entitlement to in excess of $50 million for lost profits, in excess of $100 million for loss of goodwill and business opportunities, in excess of $6 million in royalties, doubling of actual damages and other amounts, including, without limitation, attorneys’ fees. The trial date has been set for May 22, 2007. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

On September 28, 2006, various individual plaintiffs filed a class action lawsuit in the U.S. District Court, Central District of California, against the company, certain of its administrative and Board committees, all members of the company’s Board of Directors, and certain company officers and employees (Waldbuesser, et al. v. Northrop Grumman Corporation, et al.). The lawsuit alleges two alternative counts of fiduciary duty breaches under the Employee Retirement Income Security Act of 1974 (ERISA) with respect to alleged excessive, hidden and/or otherwise improper fee and expense charges to the Northrop Grumman Savings Plan and the Northrop Grumman Financial Security and Savings Plan (both of which are 401(k) plans). Among other things, the lawsuit seeks unspecified damages, removal of individuals acting as fiduciaries to such plans, payment of attorney fees and costs, and an accounting. The company does not believe, but can give no assurance, that the outcome of this

NORTHROP GRUMMAN CORPORATION

matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

On January 3, 2007, a class action lawsuit was filed in the U.S. District Court, Central District of California, against the company, certain of its administrative and Board committees, certain members of its Board of Directors, and certain company officers and employees (Heidecker v. Northrop Grumman Corporation, et al.). The lawsuit alleges two alternative counts of fiduciary duty breaches under ERISA with respect to the investment and administrative management of the Northrop Grumman Savings Plan, including allegations of excessive, hidden and/or otherwise improper fee and expense charges. Among other things, the lawsuit seeks unspecified damages, removal of individuals acting as fiduciaries to such plans, payment of attorney fees and costs, and an accounting. The company does not believe, but can give no assurance, that the outcome of this matter would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

16.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of costs not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2006, the amounts are not material individually or in the aggregate.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at December 31, 2006, the range of reasonably possible future costs for environmental remediation sites is $224 million to $319 million, of which $257 million is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, results of efforts to determine legally responsible parties, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

Income Tax Matters – The company has exposure related to income tax filings in the ordinary course of business, including matters related to pre-acquisition periods of acquired businesses. The company periodically assesses these exposures for all tax years that are open under the applicable statute of limitations and records a liability, including related interest charges, where it has determined that a liability has been incurred and the amount of the loss can be reasonably estimated. Based upon the information available, management does not believe that the resolution of any of these income tax exposures will have a material adverse effect on the company’s consolidated financial position or results of operations.

Co-Operative Agreements – In 2003, Ships executed agreements with the states of Mississippi and Louisiana whereby Ships leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ships to these states.

As of December 31, 2006, Ships has met its obligations under the Mississippi agreement and remains obligated under the Louisiana agreement to maintain a minimum average of 5,200 full-time employees at the end of any four-year period occurring between January 1, 2003, and December 31, 2010, upon assembly and installation of certain equipment.

Failure by Ships to meet the Louisiana commitment would result in reimbursement by Ships to Louisiana in accordance with the agreement. As of December 31, 2006, Ships expects that all future commitments under the Louisiana agreement will be met based on its most recent Ships business plan.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At December 31, 2006, there were $460 million of unused stand-by letters of credit, $152 million of bank guarantees, and $615 million of surety bonds outstanding.

In December 2006, the company guaranteed a $200 million loan made to Ship Systems in connection with the Gulf Opportunity Zone Industrial Revenue Bonds. Under the loan agreement the company guaranteed repayment by Ship Systems of the principal and interest to the Trustee. The company also guaranteed payment of the principal and interest by the Trustee to the underlying bondholders. See Note 13.

Indemnifications – The company has retained certain warranty, environmental, income tax, and other liabilities in connection with certain divestitures. Except as discussed in the following paragraph, the settlement of these liabilities is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

In May 2006, Goodrich Corporation (Goodrich) notified the company of its claims under indemnities assumed by the company in its December 2002 acquisition of TRW that related to the sale by TRW of its Aeronautical Systems business in October 2002. Goodrich seeks relief from increased costs and other damages of approximately $118 million. The parties are engaged in discussions to enable the company to evaluate the merits of the claims as well as to assess the amounts being claimed. If the parties are unable to reach a negotiated resolution of the claims, Goodrich will have the right to commence litigation and may seek significant additional damages relating to allegations of other incurred costs and lost profits. The ultimate disposition of any litigation could take an extended period of time due to the nature of the claims. The company does not have sufficient information to assess the probable outcome of the disposition of this matter. If Goodrich were to pursue litigation and ultimately be successful on its claims, the effect upon the company’s consolidated financial position, results of operations, and cash flows could be material.

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

NORTHROP GRUMMAN CORPORATION

Operating Leases – Rental expense for operating leases, excluding discontinued operations, was $549 million in 2006, $512 million in 2005, and $454 million in 2004. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term noncancellable operating leases as of December 31, 2006, total approximately $1.9 billion, which are payable as follows: 2007 – $420 million; 2008 – $337 million; 2009 – $263 million; 2010 – $208 million; 2011 – $149 million; and thereafter – $543 million.

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

As of December 31, 2006, management estimates that the costs to clean-up and restore its operations will total approximately $850 million, which includes $590 million to repair or replace assets damaged by the storm. Substantially all of the estimated cost is expected to be recovered through the company’s comprehensive property damage insurance. As of December 31, 2006, the company had received $344 million in insurance proceeds.

Through December 31, 2006, the company has expended $393 million in cash to clean-up and restore its facilities, including $192 million in capital expenditures. During 2006 and 2005, the company incurred clean-up and restoration costs of $100 million and $101 million and capital expenditures of $111 million and $81 million, respectively. As of December 31, 2006, the company has written off $98 million in assets that were completely destroyed by the storm, of which $37 million was written off during 2006. During 2005, the company recorded a pre-tax adjustment to reduce the earned margin on its contracts in process by $150 million ($98 million after-tax) to recognize the effects of hurricane-related contract cost growth.

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

The insurance provider for coverage of damages over $500 million advised management of a disagreement regarding coverage of losses in excess of $500 million, and this matter is currently being litigated by the company as described in Note 15. The company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. However, based on the current status of the litigation between the company and its insurance provider, no assurances can be made as to the ultimate outcome of this matter. To the extent that its insurance recoveries are inadequate to fund the repair and restoration costs that the company deems necessary, the company will pursue other means for funding the shortfall, including funding from its current operations.

NORTHROP GRUMMAN CORPORATION

18.	RETIREMENT BENEFITS

Plan Descriptions
Pension Benefits – The company sponsors several defined benefit pension plans in the U.S. covering approximately 95 percent of its employees. Pension benefits for most employees are based on the employee’s years of service and compensation. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into benefit trusts separate from the company. The pension benefit for most employees is based upon criteria whereby employees earn age and service points over their employment period. Nine of the company’s 21 domestic qualified plans, which cover more than 60 percent of all employees, were in a legally defined full-funding limitation status at December 31, 2006.

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. Certain hourly employees are covered under a target benefit plan. The company also participates in a multiemployer plan for certain of the company’s union employees. The company’s contributions to these plans for the years ended December 31, 2006, 2005, and 2004, were $266 million, $248 million and $219 million respectively.

Non-U.S. Benefit Plans – The company sponsors several benefit plans for non-U.S. employees. These plans are designed to provide benefits appropriate to local practice and in accordance with local regulations. Some of these plans are funded using benefit trusts separate from the company.

Medical and Life Benefits – The company provides a portion of the costs for certain health care and life insurance benefits for a substantial number of its active and retired employees. Covered employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Qualifying dependents are also eligible for medical coverage. Approximately 65 percent of the company’s current retirees participate in the medical plans. The company reserves the right to amend or terminate the plans at any time. In November 2006, the company adopted plan amendments and communicated to plan participants that it would cap the amount of its contributions to substantially all of its remaining post retirement medical and life benefit plans that were previously not subject to limits on the company’s contributions. Premiums charged for medical coverage are based on age and years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary.

In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, conformance to a schedule of reasonable fees, the use of managed care providers, and maintenance of benefits with other plans. The plans also provide for a Medicare carve-out, and a maximum lifetime benefit of $2 million per covered individual. It is the policy of the company to fund the maximum amount deductible for income tax purposes utilizing Voluntary Employees’ Beneficiary Association (VEBA) trusts for payment of benefits. The change in benefits announced in November 2006 reduced benefit costs by approximately $17 million in 2006. In addition, this change reduced the company’s aggregate benefit obligation by approximately $465 million at December 31, 2006. Subsequent to January 1, 2005 (or earlier at some sectors), newly hired employees are not eligible for post employment medical and life benefits.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, the company recorded the effects of the Act retroactively to January 1, 2004, in accordance with the guidelines of FSP FAS 106-2 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effect of the Medicare prescription drug subsidy on the company’s net periodic postretirement benefit cost for the years ended December 31, 2006, 2005 and 2004, was a reduction of $26 million, $36 million and $17 million, respectively. The reduction in the accumulated postretirement benefit

NORTHROP GRUMMAN CORPORATION

obligation as a result of the subsidy is $76 million as of December 31, 2006, and $225 million as of December 31, 2005, based on the impact of the subsidy on the eligible plans.

Summary Plan Results
The cost to the company of its retirement benefit plans in each of the three years ended December 31 is shown in the following table:

				Medical and
	Pension Benefits			Life Benefits
$ in millions	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$755	$675	$564	$69	$66	$56
Interest cost	1,159	1,091	1,050	183	183	175
Expected return on plan assets	(1,572)	(1,468)	(1,378)	(52)	(49)	(46)
Amortization of
Prior service cost	35	53	51	(16)	(1)
Net loss from previous years	91	59	55	31	27	7
Curtailment gain					(13)
Special termination benefits cost			1			8
Other			7
Net periodic benefit cost	$468	$410	$350	$215	$213	$200

The following tables set forth the funded status and amounts recognized in the consolidated statements of financial position for the company’s defined-benefit pension and retiree health care and life insurance benefit plans. Pension benefits data include the qualified plans as well as 21 domestic unfunded non-qualified plans for benefits provided to directors, officers, and employees either beyond those provided by, or payable under, the company’s qualified plans. The company uses a December 31 measurement date for all of its plans.

			Medical and
	Pension Benefits		Life Benefits
$ in millions	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$20,692	$19,338	$3,341	$3,223
Service cost	755	675	69	66
Interest cost	1,159	1,091	183	183
Plan participants’ contributions	29	18	88	86
Plan amendments	40	1	(464)	(71)
Actuarial (gain) loss	(119)	676	(64)	144
Benefits paid	(1,112)	(1,055)	(281)	(290)
Acquisitions, divestitures, transfers and other	40	(52)	(5)
Benefit obligation at end of year	21,484	20,692	2,867	3,341
Change in Plan Assets
Fair value of plan assets at beginning of year	18,867	17,720	780	754
Gain on plan assets	2,444	1,758	95	39
Employer contributions	1,157	415	198	191
Plan participants’ contributions	29	18	88	86
Benefits paid	(1,112)	(1,055)	(281)	(290)
Acquisitions, divestitures, transfers and other	22	11
Fair value of plan assets at end of year	21,407	18,867	880	780
Funded status	$(77)	$(1,825)	$(1,987)	$(2,561)

NORTHROP GRUMMAN CORPORATION

Effective December 31, 2006, the company adopted SFAS No. 158, which requires the recognition of the funded status of a defined benefit pension or postretirement plan in the consolidated statements of financial position. On adoption, the company’s net unamortized benefit plan costs of $1.2 billion (net of tax of $838 million) was recorded as an adjustment to shareholders’ equity in accumulated other comprehensive loss. This amount represents previously unrecorded items to be amortized in the future to net periodic benefit cost, as shown in the following table:

	Pension	Medical and
$ in millions	Benefits	Life Benefits
Amounts Recorded in Accumulated Other Comprehensive Loss
Net actuarial loss	$1,877	$545
Prior service cost and net transition obligation	277	(515)
Income tax benefits related to above items	(890)	(10)
Unamortized benefit plan costs	$1,264	$20

Unamortized amounts not yet recognized in accumulated other comprehensive loss at December 31, 2005, and prior to the adoption of SFAS No. 158, were net actuarial losses and a transition obligation of $3.6 billion and prior service costs of $203 million. Amounts recognized in the statement of financial position at December 31, 2005, included a pension and postretirement benefits asset (prepaid benefit cost and intangible pension asset) of $2.9 billion, a pension and postretirement benefits liability (accrued retiree benefits) of $3.7 billion, and accumulated other comprehensive loss of $142 million (net of income taxes of $92 million).

The following table shows those amounts expected to be recognized in net periodic benefit cost in 2007:

	Pension	Medical and
$ in millions	Benefits	Life Benefits
Amounts Expected to be Recognized in 2007 Net Periodic Benefit Cost
Net loss	$49	$25
Prior service cost	39	(65)

The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the consolidated statement of financial position at December 31, 2006:

	Before		After
	Application of	Adjustments	Application of
$ in millions	SFAS No. 158	Dr (Cr)	SFAS No. 158
Incremental Impact of Applying SFAS No. 158
Pension and postretirement benefits asset	$2,911	$(1,562)	$1,349
Other current liabilities	(1,505)	(109)	(1,614)
Non-current deferred tax (liabilities) assets	(673)	838	165
Pension and postretirement benefits liability	(2,953)	(349)	(3,302)
Accumulated Other Comprehensive Loss Unamortized benefit plan costs, net of tax		1,284	1,284
Additional minimum pension liability	102	(102)
Other	(24)		(24)
Total	78	1,182	1,260
Total assets	32,733	(724)	32,009
Total liabilities	(14,936)	(458)	(15,394)
Total shareholders’ equity	(17,797)	1,182	(16,615)

The accumulated benefit obligation for all defined benefit pension plans was $19.4 billion and $18.7 billion at December 31, 2006 and 2005, respectively.

NORTHROP GRUMMAN CORPORATION

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31,
$ in millions	2006	2005
Projected benefit obligation	$768	$6,524
Accumulated benefit obligation	639	5,286
Fair value of plan assets	115	3,970

Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine the benefit obligations and the net periodic benefit cost:

			Medical and
	Pension Benefits		Life Benefits
	2006	2005	2006	2005
Assumptions Used to Determine Benefit Obligation at December 31
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	4.25%	4.00%
Initial health care cost trend rate assumed for the next year			8.75%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2010	2010
Assumptions Used to Determine Benefit Cost for the Year Ended December 31
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	6.75%	6.75%
Rate of compensation increase	4.00%	4.00%
Initial health care cost trend rate assumed for the next year			10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2010	2010

The discount rate is determined by calculating, for the most significant plans, the weighted-average yield available on a portfolio of appropriately-rated corporate bonds whose proceeds match the expected benefit payment stream from the plan.

The assumptions used for pension benefits are consistent with those used for retiree medical and life insurance benefits. The long-term rate of return on plan assets used for the medical and life benefits are reduced to allow for the impact of tax on expected returns as, unlike the pension trust, the earnings of certain VEBA trusts are taxable.

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

NORTHROP GRUMMAN CORPORATION

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the initial through the ultimate health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
$ in millions	Point Increase	Point Decrease
Increase (Decrease) From Change In Health Care Cost Trend Rates
Postretirement benefit expense	$32	$(26)
Postretirement benefit liability	101	(109)

Plan Assets and Investment Policy
Weighted-average asset allocations at December 31 by asset category are as follows:

	Pension Plan Assets		Medical and Life Benefits Plan Assets
	2006	2005	2006	2005
Equity securities	57%	59%	74%	73%
Debt securities	31	32	22	24
Real estate	4	2	1
Other	8	7	3	3
Total	100%	100%	100%	100%

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

All investment policies and procedures are designed to ensure that the plans’ investments are in compliance with ERISA. Guidelines are established defining permitted investments within each asset class. Derivatives are used for transitioning assets, asset class rebalancing, managing currency risk, and for management of fixed income and alternative investments. The investment policies for most of the pension plans require that the asset allocation be maintained within the following ranges:

Asset Allocation Ranges
U.S. equity securities	30 – 40%
International equity securities	15 – 25%
Debt securities	25 – 35%
Real estate and other	10 – 20%

Current policies of the plans target an asset mix of 70 percent in total equity securities and 30 percent in debt securities.

At December 31, 2006, and 2005, plan assets included investments with non-readily determinable fair values, comprised primarily of real estate, private equity, and hedge funds, totaling $2.7 billion and $2 billion, respectively. At December 31, 2006, and 2005, the pension trust and VEBA trusts did not hold any Northrop Grumman common stock.

In 2007, the company expects to contribute approximately $155 million to its pension plans and approximately $217 million to its other postretirement benefit plans.

NORTHROP GRUMMAN CORPORATION

It is not expected that any assets will be returned to the company from the benefit plans during 2007.

Benefit Payments
The following table reflects estimated benefit payments, based upon the same assumptions used to measure the benefit obligation, and include expected future employee service, as of December 31, 2006:

	Pension Plans	Medical and Life Plans
	Benefit	Benefit	Subsidy
$ in millions	Payments	Payments	receipts
Year Ending December 31
2007	$1,113	$204	$9
2008	1,155	211	10
2009	1,206	217	10
2010	1,262	223	10
2011	1,321	226	9
2012 through 2016	7,681	1,168	29

19.	STOCK COMPENSATION PLANS

Plan Descriptions
At December 31, 2006, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan (2001 LTISP), the 1993 Long-Term Incentive Stock Plan (1993 LTISP), both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND) and 1995 Stock Option Plan for Non-Employee Directors (1995 SOPND). All of these plans were approved by the company’s shareholders.

Employee Plans – The 2001 LTISP and the 1993 LTISP permit grants to key employees of three general types of stock incentive awards: Stock Options, Stock Appreciation Rights (SARs), and Stock Awards. Each Stock Option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Stock Options generally vest in 25 percent increments over four years from the grant date under the 2001 LTISP and in years two to five under the 1993 LTISP. Under both plans, options expire ten years after the grant date. No SARs have been granted under either of the LTISPs. Stock Awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees without payment to the company. Under the 2001 LTISP, recipients of restricted performance stock rights earn shares of stock, based on financial metrics determined by the board of directors in accordance with the plan, over a three-year performance period with distributions made entirely at the end of the third year. If the objectives have not been met at the end of the applicable performance period, up to 100 percent of the original grant for the eight highest compensated employees and up to 70 percent of the original grant for all other recipients will be forfeited. If the financial metrics are met or exceeded during the performance period, all recipients can earn up to 150 percent of the original grant. Restricted stock rights issued under either plan generally vest after three years. Termination of employment can result in forfeiture of some or all of the benefits extended under the plan. Of the 50 million shares approved for issuance under the 2001 LTISP, approximately 20 million shares were available for future grants as of December 31, 2006.

Non-Employee Plans – Under the 1993 SPND, half of the retainer fee earned by each director is paid in shares of common stock. In addition, directors may defer payment of all or part of the remaining retainer fee, which is placed in a stock unit account until the conclusion of board service. The 1995 SOPND provided for annual stock option grants. Effective June 1, 2005, no new grants have been issued from this plan. Each grant of stock options under the 1995 SOPND was made at the closing market price on the date of the grant, was immediately exercisable, and expires ten years after the grant date. At December 31, 2006, approximately 318,000 shares were

NORTHROP GRUMMAN CORPORATION

available for future grants under the 1995 SOPND and 45,920 shares were available for future use under the 1993 SPND.

Adoption of New Standard
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

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123R – Share-Based Payment (SFAS No. 123R), using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 – Accounting for Stock-Based Compensation (SFAS No. 123), and (b) compensation expense for all share-based awards granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified-prospective transition method, results for prior periods have not been restated. All of the company’s stock award plans are considered equity plans under SFAS No. 123R, and compensation expense recognized as previously described is net of estimated forfeitures of share based awards over the vesting period. The effect of adopting SFAS No. 123R was not material to the company’s income from continuing operations and net income for the year ended December 31, 2006, and the cumulative effect of adoption using the modified-prospective transition method was similarly not material.

Compensation Expense
Total stock-based compensation for the years ended December 31, 2006, 2005, and 2004, was $202 million, $180 million, and $178 million, respectively, of which $11 million, $4 million, and $4 million related to Stock Options and $191 million, $176 million, and $174 million related to Stock Awards, respectively. Tax benefits recognized in the consolidated statements of income for stock-based compensation during the years ended December 31, 2006, 2005, and 2004, were $71 million, $63 million, and $62 million, respectively. In addition, the company realized excess tax benefits of $52 million from the exercise of Stock Options and $5 million from the vesting of Stock Awards in 2006. SFAS 123R requires that cash flows resulting from excess tax benefits be classified as financing cash flows in the accompanying consolidated statements of cash flows.

Effective January 1, 2006, compensation expense for restricted performance stock rights is estimated based on the grant date fair value and recognized over the vesting period. The fixed 30 percent minimum distribution portion for all but the eight highest compensated employees is measured at the grant date fair value and the variable portion is adjusted to the expected distribution at the end of each accounting period. Compensation expense for restricted stock rights is measured at the grant date fair value and recognized over the vesting period.

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

NORTHROP GRUMMAN CORPORATION

Stock Options
The fair value of each of the company’s Stock Option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the company’s Stock Option awards is expensed on a straight-line basis over the vesting period of the options, which is generally four years. Expected volatility is based on an average of (1) historical volatility of the company’s stock and (2) implied volatility from traded options on the company’s stock. The risk-free rate for periods within the contractual life of the Stock Option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The company uses historical data to estimate forfeitures. The expected term of awards granted is derived from historical experience under the company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the company’s Stock Options for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004
Dividend yield	1.6%	1.8%	1.5%
Volatility rate	25%	28%	34%
Risk-free interest rate	4.6%	4.0%	4.1%
Expected option life (years)	6	6	6

The weighted average grant date fair value of Stock Options granted during the years ended December 31, 2006, 2005, and 2004, was $17, $15, and $18 per share, respectively.

Stock Option activity for the year ended December 31, 2006, was as follows:

		Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
($ in millions)	Under Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2006	27,817,816	$48	5.5 years	$329
Granted	833,080	65
Exercised	(8,704,396)	48
Cancelled and forfeited	(58,559)	45
Outstanding at December 31, 2006	19,887,941	$49	5.0 years	$367
Vested and expected to vest in the future at December 31, 2006	19,825,393	$49	4.9 years	$366
Exercisable at December 31, 2006	18,579,751	$49	4.7 years	$356
Available for grant at December 31, 2006	12,669,929

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $149 million, $50 million, and $54 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31, 2006 (for outstanding options), less the applicable exercise price.

Stock Awards – The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. Compensation expense for Stock Awards is measured at the grant date and recognized over the vesting period. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. There were 1.9 million and 1 million Stock Awards that vested in the years ended December 31, 2005, and 2004, respectively, with a total fair value of

NORTHROP GRUMMAN CORPORATION

$104 million and $53 million, respectively. There were 2.3 million and 126,900 Stock Awards granted during the years ended December 31, 2005, and 2004, respectively, with a weighted average grant date fair value of $54 and $52 per share, respectively.

Stock Award activity for the year ended December 31, 2006, was as follows:

		Weighted Average	Weighted Average
	Stock	Grant Date	Remaining
	Awards	Fair Value	Contractual Term
Outstanding at January 1, 2006	5,785,918	$53	0.9 years
Granted (including performance adjustment on shares vested)	4,245,079	63
Vested	(2,394,325)	55
Forfeited	(272,445)	55
Outstanding at December 31, 2006	7,364,227	$57	1.3 years
Available for grant at December 31, 2006	7,137,139

Unrecognized Compensation Expense – At December 31, 2006, there was $239 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $16 million relates to Stock Options and $223 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 2 years.

Pro-forma Compensation Expense – Had compensation expense for the years ended December 31, 2005, and 2004, been determined based on the fair value at the grant dates for Stock Awards and Stock Options, consistent with SFAS No. 123, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below:

	Year Ended December 31
$ in millions, except per share	2005	2004
Net Income as Reported	$1,400	$1,084
Stock-based compensation, net of tax, included in net income as reported	117	115
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(196)	(140)
Pro-forma net income using the fair value method	$1,321	$1,059
Basic Earnings Per Share
As reported	$3.93	$3.01
Pro-forma	$3.71	$2.94
Diluted Earnings Per Share
As reported	$3.85	$2.97
Pro-forma	$3.64	$2.90

20.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

NORTHROP GRUMMAN CORPORATION

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

These swap agreements hedge the company’s risk related to changes in interest rates on the fair value of the company’s fixed rate debt. The critical terms of the interest rate swaps are aligned with those of the hedged items and the swaps are accounted for as fair value hedges. Any changes in the fair value of the swaps are offset by an equal and opposite change in the fair value of the hedged item, therefore there is no net impact to the company’s reported results of operations. The aggregate net fair value of the swaps at December 31, 2006, and 2005, was a liability of approximately $8 million, and $7 million, respectively, which were included in “Other long-term liabilities” in the accompanying consolidated statements of financial position.

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

2006 Quarters

$ in millions, except per share	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$7,093	$7,601	$7,433	$8,021
Operating margin	604	682	546	622
Income from continuing operations	362	442	306	457
Net income	358	430	302	453
Basic earnings per share from continuing operations	1.05	1.28	.89	1.32
Basic earnings per share	1.04	1.25	.88	1.31
Diluted earnings per share from continuing operations	1.03	1.26	.87	1.29
Diluted earnings per share	1.02	1.23	.86	1.28

Significant Events – In the first quarter of 2006, the company repurchased 11.6 million shares of its outstanding common stock under the share repurchase program. Also in the quarter, the company sold Interconnect for net cash proceeds of $26 million and announced the strategic decision to shut down the Enterprise Information Technology business, reported within the Information Technology segment.

In the second quarter of 2006, the company’s board of directors approved a 15 percent increase to the quarterly common stock dividend, from $.26 per share to $.30 per share, beginning with the second quarter 2006 dividend. The company sold Winchester for net cash proceeds of $17 million. Also in the quarter, the company received final approval from the U.S. Congress Joint Committee on Taxation for the agreement previously reached with the Internal Revenue Service regarding its audit of the company’s B-2 program. As a result, the company recognized tax benefits of $48 million. In addition, the company recorded pre-tax forward loss provisions of $28 million and $23 million, respectively, for the Airborne Self Protection Integrated Suite II (ASPIS II) and Peace Eagle fixed-price development contracts in the Electronics segment.

NORTHROP GRUMMAN CORPORATION

In the third quarter of 2006, the company proposed a settlement to the claims relating to certain microelectronic parts produced by the Space and Electronics sector of former TRW Inc. and recognized a pre-tax charge of $112.5 million.

In the fourth quarter of 2006, the company’s board of directors authorized the repurchase of up to $1.0 billion of its outstanding common stock. During the quarter, the company made a voluntary pre-funding payment to the company’s pension plans of $800 million. The company recorded pre-tax forward loss provisions of $42 million for the Wedgetail contract and $19 million for the Peace Eagle contract (both under the MESA program) in the Electronics segment. The company also sold its remaining shares of TRW Auto for $209 million for a pre-tax gain of $111 million and entered into a definitive agreement to acquire Essex Corporation for approximately $600 million, including the assumption of debt totaling $23 million and estimated transaction costs of $14 million. In November the company repaid its senior notes, totaling $690 million. Also during the fourth quarter the company incurred debt related to the Gulf Opportunity Zone Industrial Revenue Bonds of $200 million, bearing interest at 4.55%, due December 1, 2028, with early redemption on or after December 1, 2016.

2005 Quarters

$ in millions, except per share	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$7,302	$7,807	$7,291	$7,667
Operating margin	595	621	438	539
Income from continuing operations	398	369	291	334
Net income	409	367	293	331
Basic earnings per share from continuing operations	1.10	1.03	.81	.94
Basic earnings per share	1.13	1.02	.82	.93
Diluted earnings per share from continuing operations	1.08	1.01	.80	.93
Diluted earnings per share	1.11	1.00	.81	.92

Significant Events – In the first quarter of 2005, the company’s board of directors approved a 13 percent increase to the quarterly common stock dividend, from $.23 per share to $.26 per share, beginning with the second quarter 2005 dividend. The company repurchased 6.4 million shares of its outstanding common stock under the share repurchase program. Also in the quarter, the company acquired privately held Integic Corporation for $319 million, sold 7.3 million shares of common stock in TRW Auto for cash of $143 million, and sold Teldix GmbH for $56 million. The company also paid $99 million related to the settlement of the Robinson litigation.

In the second quarter of 2005, the company repurchased 2.8 million shares of its outstanding common stock under the share repurchase program. The Compensation and Management Development Committee of the company’s board of directors approved accelerating the vesting for all outstanding unvested employee stock options (excluding options held by elected officers), effective September 30, 2005.

In the third quarter of 2005, the company’s operations in the Gulf Coast area of the U.S. were significantly impacted by Hurricane Katrina. The company’s Ship Systems facilities incurred significant damage from Hurricane Katrina due to property damage, contract cost growth, and work delays. The company recorded a $150 million pre-tax charge to earnings that reduced operating margin to account for hurricane-related cost growth and a $15 million pre-tax impact from hurricane-related work delays in the Ships segment. Also in the quarter, the company acquired privately held Confluent RF Systems Corporation for $42 million, sold 2.1 million shares of Endwave for cash of $81 million, and repurchased 3.5 million shares of its outstanding common stock.

In the fourth quarter of 2005, the company’s board of directors authorized the repurchase of up to $1.5 billion of its outstanding common stock. Under this program, the company entered into an agreement with Credit Suisse on November 4, 2005, to repurchase approximately 9.1 million shares of common stock at an initial price of $55.15 per share for a total of $500 million. During the quarter, the company received $127 million of insurance proceeds for property damage and clean-up and recovery costs related to Hurricane Katrina and made a

NORTHROP GRUMMAN CORPORATION

voluntary pre-funding payment to the company’s pension plans of $203 million. The company recorded a $65 million pre-tax charge in the Electronics segment for the F-16 Block 60 fixed-price development program, and recognized a $20 million net tax benefit primarily related to the settlement of IRS appeals cases related to Alternative Minimum Tax credits for tax years 1981 through 1996. The company also sold its remaining 1.3 million shares of Endwave common stock for cash of $14 million.

NORTHROP GRUMMAN CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required in response to this item.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of December 31, 2006, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2006, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Northrop Grumman Corporation (the company) prepared and is responsible for the consolidated financial statements and all related financial information contained in this Annual Report. This responsibility includes establishing and maintaining effective internal control over financial reporting. The company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

To comply with the requirements of Section 404 of the Sarbanes – Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting is effective as of December 31, 2006.

Deloitte & Touche LLP issued an audit report dated February 20, 2007, concerning management’s assessment of the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2006, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/  Ronald D. Sugar
Chairman and Chief Executive Officer

/s/  Wesley G. Bush
President and Chief Financial Officer

February 20, 2007

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Northrop Grumman Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

NORTHROP GRUMMAN CORPORATION

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 20, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the company’s adoption of a new accounting standard.

/s/  Deloitte & Touche LLP
Los Angeles, California
February 20, 2007

NORTHROP GRUMMAN CORPORATION

Item 9B.	Other Information

No information is required in response to this item.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors
The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Executive Officers
The following individuals were the executive officers of the company as of February 20, 2007:

Name	Age	Office Held	Since	Business Experience Last Five Years

Ronald D. Sugar	58	Chairman and Chief Executive Officer	2006	Chairman, Chief Executive Officer and President (2003-2006); Prior to April 2003, Chief Executive Officer and President; President and Chief Operating Officer (2001-2003)
Jerry B. Agee	63	Corporate Vice President and President, Mission Systems Sector	2005	Vice President and Deputy Sector President, Mission Systems Sector (2004-2005); Prior to June 2004, Vice President and General Manager, Systems-Missile Defense, Mission Systems Sector (2002-2004); Vice President and General Manager, Intelligence Systems, Mission Systems Sector (2000-2001)
Wesley G. Bush	45	President and Chief Financial Officer	2006	Corporate Vice President and Chief Financial Officer (2005-2006); Prior to February 2005, Corporate Vice President and President, Space Technology Sector (2003-2005); Corporate Vice President of Northrop Grumman Corporation (2002-2003); Executive Vice President of TRW Inc. and President and Chief Executive Officer of TRW Aeronautical Systems (2001-2002)
James L. Cameron	49	Corporate Vice President and President, Technical Services Sector	2006	Vice President and General Manager of Defensive and Navigation Systems Divisions, Electronic Systems Sector (2005); Prior to February 2005, Vice President and General Manager, Defensive Systems Division, Electronic Systems Sector (2003-2005); President, ITT Systems Defense Group (2000-2003)
Kenneth N. Heintz	60	Corporate Vice President, Controller and Chief Accounting Officer	2005	Independent Financial Consultant (2004-2005); Prior to June 2004, Corporate Vice President, Hughes Electronics Corporation (now The DIRECTV Group, Inc. (2000-2004))

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Business Experience Last Five Years

Robert W. Helm	55	Corporate Vice President, Business Development and Government Relations	1994
Alexis C. Livanos	58	Corporate Vice President and President, Space Technology Sector	2005	Vice President and General Manager of Systems Development and Technology and Space Sensors Divisions, and Vice President and General Manager of Navigation and Space Sensors Division, Electronic Systems Sector (2003-2005); Prior to February 2003, Executive Vice President, Boeing Satellite Systems (2000-2003)
Rosanne P. O’Brien	63	Corporate Vice President, Communications	2000
James R. O’Neill	53	Corporate Vice President and President, Information Technology Sector	2004	President, TASC, Inc. (2002-2004); Prior to 2002, Senior Vice President and General Manager, Oracle Services Industries (2000-2002)
C. Michael Petters	47	Corporate Vice President and President, Newport News Sector	2004	Vice President, Human Resources, Administration and Trades, Newport News Sector
James F. Pitts	55	Corporate Vice President and President, Electronic Systems Sector	2005	Vice President and General Manager of Aerospace Systems Division, Electronic Systems Sector
James L. Sanford	61	Corporate Vice President and Treasurer	2003	Vice President, Corporate Contracts and Pricing
Scott J. Seymour	56	Corporate Vice President and President, Integrated Systems Sector	2002	Vice President, Integrated Systems Sector
Philip A. Teel	58	Corporate Vice President and President, Ship Systems Sector	2005	Vice President, Airborne Early Warning & Electronic Warfare Systems, Integrated Systems Sector
W. Burks Terry	56	Corporate Vice President and General Counsel	2000
Ian V. Ziskin	48	Corporate Vice President and Chief Human Resources and Administrative Officer	2006	Corporate Vice President, Human Resources and Leadership Strategy (2003-2005); Prior to June 2003, President and Founder, Executive Excellence Group (2002-2003); Executive Vice President and Chief Human Resources Officer, Qwest Communications International Inc. (2000-2002)

NORTHROP GRUMMAN CORPORATION

Audit Committee Financial Expert
The information as to the Audit Committee and the Audit Committee Financial Expert is incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

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

Information concerning Executive Compensation will be incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information as to Certain Relationships and Related Transactions, and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14.	Principal Accounting Fees and Services

The information as to Principal Accountant Fees and Services will be incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)

1. Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

 Financial Statements

Consolidated Statements of Financial Position

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

NORTHROP GRUMMAN CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Exhibits

3	(a)	Restated Certificate of Incorporation of Northrop Grumman Corporation effective May 18, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K dated May 16, 2006 and filed May 19, 2006)
3	(b)	Bylaws of Northrop Grumman Corporation, as amended February 9, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K dated February 9, 2007 and filed February 13, 2007)
4	(a)	Registration Rights Agreement dated as of January 23, 2001, by and among Northrop Grumman Systems Corporation, Northrop Grumman Corporation and Unitrin, Inc. (incorporated by reference to Exhibit (d)(6) to Amendment No. 4 to Schedule TO filed January 31, 2001)
4	(b)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Northrop Grumman Corporation (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A filed April 13, 2001)
4	(c)	Indenture dated as of October 15, 1994, between Northrop Grumman Systems Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 20, 1994, and filed October 25, 1994)
4	(d)	Form of Officer’s Certificate (without exhibits) establishing the terms of Northrop Grumman Systems Corporation’s 7.75 percent Debentures due 2016 and 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-3 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4	(e)	Form of Northrop Grumman Systems Corporation’s 7.75 percent Debentures due 2016 (incorporated by reference to Exhibit 4-5 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4	(f)	Form of Northrop Grumman Systems Corporation’s 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-6 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4	(g)	Form of Officers’ Certificate establishing the terms of Northrop Grumman Systems Corporation’s 7.125 percent Notes due 2011 and 7.75 percent Debentures due 2031 (incorporated by reference to Exhibit 10.9 to Form 8-K dated and filed April 17, 2001)
4	(h)	Indenture dated as of November 21, 2001, between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated and filed November 21, 2001)
4	(i)	Indenture dated as of April 13, 1998, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 6.75 percent Senior Debentures due 2018 were issued (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1998, and filed June 15, 1998)
4	(j)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)

NORTHROP GRUMMAN CORPORATION

4	(k)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(q) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
4	(l)	Senior Indenture dated as of December 15, 1991, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 7.75 percent and 6.98 percent debentures due 2026 and 2036 were issued and specimens of such debentures (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1996, filed June 11, 1996)
4	(m)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)
4	(n)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(t) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
4	(o)	Form of Exchange Security for the $400,000,000 8 percent senior notes due 2009 of Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 4.3 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 2000, filed June 9, 2000)
4	(p)	Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 2 to the Form 8-A Registration Statement of TRW Inc. dated July 3, 1986)
4	(q)	First Supplemental Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of August 24, 1989 (incorporated by reference to Exhibit 4(b) to Form S-3 Registration Statement No. 33-30350 of TRW Inc.)
4	(r)	Fourth Supplemental Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(e) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)
4	(s)	Fifth Supplemental Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(f) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)
10	(a)	Form of Credit Agreement dated as of August 5, 2005, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation and Northrop Grumman Space & Mission Systems Corp., as Guarantors; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Payment Agent, an Issuing Bank, Swingline Lender and Administrative Agent; Credit Suisse, as Administrative Agent; Citicorp USA, Inc., as Syndication Agent; Deutsche Bank Securities Inc. and the Royal Bank of Scotland PLC, as Documentation Agents; and BNP Paribas and Lloyds TSB Bank PLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed August 5, 2005)
10	(b)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of the indenture indebtedness issued by the former Litton Industries, Inc. (incorporated by reference to Exhibit 10.10 to Form 8-K dated and filed April 17, 2001)

NORTHROP GRUMMAN CORPORATION

10	(c)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of Northrop Grumman Systems Corporation indenture indebtedness (incorporated by reference to Exhibit 10.11 to Form 8-K dated and filed April 17, 2001)
10	(d)	Form of Guarantee dated as of March 27, 2003, by Northrop Grumman Corporation, as Guarantor, in favor of JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as trustee, of certain debt securities of Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.) (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003)
10	(e)	Form of Guarantee dated as of January 9, 2003, by Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.) of Northrop Grumman Systems Corporation indenture indebtedness (incorporated by reference to Exhibit 10(qq) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
10	(f)	Northrop Grumman 1993 Long-Term Incentive Stock Plan, as amended and restated (incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-68003 filed November 25, 1998)
10	(g)	Northrop Grumman Corporation 1993 Stock Plan for Non-Employee Directors (as amended and restated July 26, 2005) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)
10	(h)	Northrop Grumman Corporation 1995 Stock Option Plan for Non-Employee Directors, as Amended as of May 11, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004, filed July 29, 2004)
10	(i)	Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended September 17, 2003) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)
		(i)	Form of Notice of Non-Qualified Grant of Stock Options and Option Agreement (incorporated by reference to Exhibit 10.5 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)
		(ii)	Form of Restricted Performance Stock Rights Agreement (officer), as amended May 16, 2005, applicable to 2005 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)
		(iii)	Form of Agreement for 2005 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(v) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
		(iv)	Form of letter from Northrop Grumman Corporation regarding Stock Option and RPSR Retirement Enhancement (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 14, 2005 and filed March 15, 2005)
		(v)	Form of Restricted Performance Stock Rights Agreement (non-officer), as amended May 16, 2005, applicable to 2005 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)
		(vi)	Form of Restricted Performance Stock Rights Agreement applicable to 2006 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10(d)(vii) to Form 10-K for the year ended December 31, 2005, filed February 17, 2006)
		(vii)	Form of Agreement for 2006 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(viii) to Form 10-K for the year ended December 31, 2005, filed February 17, 2006)
		(viii)	Form of Restricted Stock Rights Agreement applicable to 2006 Restricted Stock Rights (incorporated by reference to Exhibit 10(d)(ix) to Form 10-K for the year ended December 31, 2005, filed February 17, 2006)

NORTHROP GRUMMAN CORPORATION

(ix) 2006 CPC Incentive Restricted Stock Rights Agreement of Wesley G. Bush dated May 16, 2006 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2006, filed July 27, 2006)
(x) 2006 CPC Incentive Restricted Stock Rights Agreement of Scott J. Seymour dated May 16, 2006 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2006, filed July 27, 2006)
10	(j)	Northrop Grumman Supplemental Plan 2 as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(j) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
(i) Appendix A: Northrop Supplemental Retirement Income Program for Senior Executives as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(j)(i) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
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
10	(k)	Northrop Grumman ERISA Supplemental Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(k) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(l)	Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10(u) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(m)	Northrop Grumman Electronic Systems Executive Pension Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(ff) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(n)	Northrop Grumman Corporation March 2004 Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)
10	(o)	Form of Northrop Grumman Corporation March 2004 Special Agreement (relating to severance program for change in control) (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)
10	(p)	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation (As amended and restated effective August 1, 2003) (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)
10	(q)	Northrop Grumman Corporation Non-Employee Directors Equity Participation Plan, as amended December 18, 2002 (incorporated by reference to Exhibit 10(ff) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003) and as amended May 17, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006, filed July 27, 2006)
10	(r)	Non-Employee Director Compensation Term Sheet, effective June 1, 2005 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)

NORTHROP GRUMMAN CORPORATION

10	(s)	Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.39 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)
10	(t)	Northrop Grumman Deferred Compensation Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(o) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(u)	The 2002 Incentive Compensation Plan of Northrop Grumman Corporation (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed April 4, 2002)
10	(v)	Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non-Section 162(m) Officers) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2006, filed July 27, 2006)
10	(w)	Northrop Grumman Savings Excess Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(y) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005), as amended by First Amendment, effective as of April 29, 2005 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005) and as amended by Second Amendment, effective as of April 27, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006, filed July 27, 2006)
10	(x)	Employment Agreement dated February 19, 2003, between Northrop Grumman Corporation and Dr. Ronald D. Sugar (incorporated by reference to Exhibit 10(nn) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
10	(y)	Employment Agreement between Dr. Ronald D. Sugar and Northrop Grumman Corporation dated September 19, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2001, filed November 5, 2001)
10	(z)	Letter Agreement dated June 21, 2000, between Litton Industries, Inc. and Ronald D. Sugar (incorporated by reference to Exhibit 10.1 to Form 8-K of Litton Industries, Inc. (‘‘LII”) dated and filed June 22, 2000), and Letter Agreement dated December 21, 2000, between Northrop Grumman Corporation and Ronald D. Sugar (incorporated by reference to Exhibit 99(e)(7) to Schedule 14D-9 of LII filed January 5, 2001), as amended by Amendment dated January 31, 2001, between Northrop Grumman Corporation and Ronald D. Sugar (incorporated by reference to Exhibit 99(e)(16) to Amendment No. 3 to Schedule 14D-9 of LII filed February 1, 2001)
10	(aa)	Litton Industries, Inc. Restoration Plan 2 effective April 3, 2001 (incorporated by reference to Exhibit 10(cc) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(bb)	Litton Industries, Inc. Restoration Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(dd) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(cc)	Litton Industries, Inc. Supplemental Executive Retirement Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(ee) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(dd)	Employment Agreement between Wesley G. Bush and Northrop Grumman Corporation dated December 12, 2002 (incorporated by reference to Exhibit 99.2 to Form 8-K dated January 14, 2005, and filed January 18, 2005)
10	(ee)	Special Officer Retiree Medical Plan (As Amended and Restated Effective October 1, 2003) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)
10	(ff)	Executive Life Insurance Policy (incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

NORTHROP GRUMMAN CORPORATION

10	(gg)	Executive Accidental Death, Dismemberment and Plegia Insurance Policy (incorporated by reference to Exhibit 10(hh) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(hh)	Executive Long-Term Disability Insurance Policy (incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(ii)	Corporate Owned Life Insurance Policy (provided for Dr. Ronald D. Sugar) (incorporated by reference to Exhibit 10(jj) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(jj)	Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, filed February 22, 1996)
10	(kk)	Group Personal Excess Liability Policy (incorporated by reference to Exhibit 10(ll) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(ll)	Northrop Grumman Executive Medical Plan Benefit Matrix effective July 1, 2006 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2006, filed July 27, 2006)
21		Subsidiaries*
23		Consent of Independent Registered Public Accounting Firm*
24		Power of Attorney*
31.1		Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)*
31.2		Rule 13a-15(e)/15d-15(e) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)*
32.1		Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed with this Report

**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2007.

NORTHROP GRUMMAN CORPORATION

By:	/s/ KENNETH N. HEINTZ
Kenneth N. Heintz
Corporate Vice President, Controller, and
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 21st day of February 2007, by the following persons and in the capacities indicated.

Signature		Title

Ronald D. Sugar*		Chairman and Chief Executive Officer (Principal Executive Officer), and Director

Wesley G. Bush*		President and Chief Financial Officer (Principal Financial Officer)

John T. Chain, Jr.*		Director

Lewis W. Coleman*		Director

Vic Fazio*		Director

Stephen Frank*		Director

Phillip Frost*		Director

Charles R. Larson*		Director

Phillip A. Odeen*		Director

Aulana L. Peters*		Director

Kevin W. Sharer*		Director

Richard B. Myers*		Director

*By:	/s/ STEPHEN D. YSLAS Stephen D. Yslas Corporate Vice President, Secretary, and Deputy General Counsel Attorney-in-Fact pursuant to a power of attorney

NORTHROP GRUMMAN CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

	Balance at		Changes –	Balance at
	Beginning	Additions	Add	End
Description	of Period	At Cost	(Deduct)(1)	of Period
Year ended December 31, 2004(2)
Reserves and allowances deducted from asset accounts:
Allowances for doubtful amounts	$248	$106	$(87)	$267
Valuation allowance on deferred tax assets	1,407		(32)	1,375
Year ended December 31, 2005(2)
Reserves and allowances deducted from asset accounts:
Allowances for doubtful amounts	$267	$57	$(100)	$224
Valuation allowance on deferred tax assets	1,375		(36)	1,339
Year ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowances for doubtful amounts	$224	$171	$(87)	$308
Valuation allowance on deferred tax assets	1,339		(39)	1,300

(1)	Uncollectible amounts written off, net of recoveries.

(2)	Prior period amounts have been restated to reflect the Enterprise Information Technology business as discontinued operations.