Form 10-Q
period 2007-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2007-04-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-16411

NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-4840775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 20, 2007, 345,110,288 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	March 31,	December 31,
$ in millions	2007	2006
Assets:
Cash and cash equivalents	$362	$1,015
Accounts receivable, net of progress payments of $35,395 in 2007 and $34,085 in 2006	3,749	3,566
Inventoried costs, net of progress payments of $1,305 in 2007 and $1,226 in 2006	1,195	1,178
Deferred income taxes	668	706
Prepaid expenses and other current assets	235	254
Total current assets	6,209	6,719

Property, plant, and equipment, net of accumulated depreciation of $3,126 in 2007 and $3,015 in 2006	4,544	4,531
Goodwill	17,671	17,219
Other purchased intangibles, net of accumulated amortization of $1,588 in 2007 and $1,555 in 2006	1,172	1,139
Pension and postretirement benefits asset	1,351	1,349
Other assets	1,098	1,052
Total assets	$32,045	$32,009

NORTHROP GRUMMAN CORPORATION

	March 31,	December 31,
$ in millions	2007	2006
Liabilities:
Notes payable to banks	$325	$95
Current portion of long-term debt	75	75
Trade accounts payable	1,446	1,686
Accrued employees’ compensation	1,143	1,177
Advance payments and billings in excess of costs incurred	1,561	1,571
Income taxes payable	242	535
Other current liabilities	1,746	1,614
Total current liabilities	6,538	6,753

Long-term debt, net of current portion	3,992	3,992
Mandatorily redeemable preferred stock	350	350
Accrued retiree benefits	3,345	3,302
Other long-term liabilities	1,476	997
Total liabilities	15,701	15,394

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common stock, 800,000,000 shares authorized; issued and outstanding: 2007—342,830,880; 2006—345,921,809	343	346
Paid-in capital	10,923	11,346
Retained earnings	6,374	6,183
Accumulated other comprehensive loss	(1,296)	(1,260)
Total shareholders’ equity	16,344	16,615
Total liabilities and shareholders’ equity	$32,045	$32,009

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
$ in millions, except per share	2007	2006
Sales and Service Revenues
Product sales	$4,165	$4,397
Service revenues	3,179	2,696
Total sales and service revenues	7,344	7,093
Cost of Sales and Service Revenues
Cost of product sales	3,195	3,423
Cost of service revenues	2,753	2,389
General and administrative expenses	715	677
Operating margin	681	604
Other Income (Expense)
Interest income	7	13
Interest expense	(89)	(90)
Other, net	(9)	(1)
Income from continuing operations before income taxes	590	526
Federal and foreign income taxes	203	164
Income from continuing operations	387	362
Loss from discontinued operations, net of tax		(4)
Net income	$387	$358
Basic Earnings (Loss) Per Share
Continuing operations	$1.12	$1.05
Discontinued operations		(.01)
Basic earnings per share	$1.12	$1.04
Weighted average common shares outstanding, in millions	345.3	343.3
Diluted Earnings (Loss) Per Share
Continuing operations	$1.10	$1.03
Discontinued operations		(.01)
Diluted earnings per share	$1.10	$1.02
Weighted average diluted shares outstanding, in millions	358.3	350.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
$ in millions	2007	2006
Net income	$387	$358
Other Comprehensive Income
Change in cumulative translation adjustment	2	3
Change in unrealized gain on marketable securities, net of tax benefit of $2 for the three months ended March 31, 2006		(1)
Amortization of unamortized benefit plan costs, net of tax benefit of $4	8
Other comprehensive income, net of tax	10	2
Comprehensive income	$397	$360

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2007	2006
Operating Activities
Sources of Cash – Continuing Operations
Cash received from customers
Progress payments	$1,535	$1,511
Collections on billings	5,780	5,122
Income tax refunds received	1	8
Interest received	7	15
Other cash receipts	15	36
Total sources of cash – continuing operations	7,338	6,692
Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	(6,728)	(6,468)
Interest paid	(127)	(130)
Income taxes paid	(22)	(68)
Excess tax benefits from stock-based compensation	(52)	(39)
Other cash payments	(9)	(20)
Total uses of cash – continuing operations	(6,938)	(6,725)
Cash provided by (used in) continuing operations	400	(33)
Cash used in discontinued operations		(82)
Net cash provided by (used in) operating activities	400	(115)
Investing Activities
Proceeds from sale of businesses, net of cash divested		26
Payment for businesses purchased, net of cash acquired	(578)
Proceeds from sale of property, plant, and equipment		6
Additions to property, plant, and equipment	(158)	(173)
Payments for outsourcing contract and related software costs	(30)
Proceeds from insurance carrier	3	37
Payment for purchase of investment		(35)
Decrease in restricted cash	15
Other investing activities, net	1	(4)
Net cash used in investing activities	(747)	(143)
Financing Activities
Net borrowings under lines of credit	230	16
Principal payments of long-term debt	(23)	(436)
Proceeds from exercises of stock options and issuance of common stock	156	286
Dividends paid	(121)	(92)
Excess tax benefits from stock-based compensation	52	39
Common stock repurchases	(600)	(787)
Net cash used in financing activities	(306)	(974)
Decrease in cash and cash equivalents	(653)	(1,232)
Cash and cash equivalents, beginning of period	1,015	1,605
Cash and cash equivalents, end of period	$362	$373

NORTHROP GRUMMAN CORPORATION

	Three Months Ended
	March 31
$ in millions	2007	2006
Reconciliation of Net Income to Net Cash Provided by (Used In) Operating Activities
Net Income	$387	$358
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	135	135
Amortization of assets	34	42
Stock-based compensation	38	51
Excess tax benefits from stock-based compensation	(52)	(39)
Amortization of long-term debt premium	(3)	(4)
Decrease (increase) in
Accounts receivable	(1,430)	(1,499)
Inventoried costs	(96)	(169)
Prepaid expenses and other current assets	17	42
Increase (decrease) in
Progress payments	1,390	1,036
Accounts payable and accruals	(276)	(221)
Deferred income taxes	(4)	27
Income taxes payable	177	74
Retiree benefits	47	119
Other non-cash transactions, net	36	15
Cash provided by (used in) continuing operations	400	(33)
Cash used in discontinued operations		(82)
Net cash provided by (used in) operating activities	$400	$(115)
Non-Cash Investing and Financing Activities
Sale of businesses
Liabilities assumed by purchaser		$11
Purchase of business
Fair value of assets acquired, including goodwill	$682
Consideration given for businesses purchased	(578)
Liabilities assumed	$104
Property, plant, and equipment	$21

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
	March 31
$ in millions, except per share	2007	2006
Common Stock
At beginning of period	$346	$347
Common stock repurchased	(8)	(12)
Employee stock awards and options	5	8
At end of period	343	343
Paid-in Capital
At beginning of period	11,346	11,571
Common stock repurchased	(592)	(775)
Employee stock awards and options	169	305
At end of period	10,923	11,101
Retained Earnings
At beginning of period	6,183	5,055
Net income	387	358
Adjustment to initially apply FIN 48	(66)
Dividends	(130)	(95)
At end of period	6,374	5,318
Accumulated Other Comprehensive Loss
At beginning of period	(1,260)	(145)
Adjustment to deferred tax benefit recorded on adoption of SFAS 158	(46)
Other comprehensive income	10	2
At end of period	(1,296)	(143)
Total shareholders’ equity	$16,344	$16,619
Cash dividends per share	$.37	$.26

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited consolidated condensed financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the consolidated financial position, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the company’s 2006 Annual Report on Form 10-K.

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

Financial Statement Reclassifications – Certain amounts in the prior period financial statements and related notes have been reclassified to conform to the 2007 presentation, primarily due to the shutdown of the Enterprise Information Technology (EIT) business (Note 5) and business operation realignments (Note 6).

2.	NEW ACCOUNTING STANDARDS

The disclosure requirements and cumulative effect of adoption of the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 are presented in Note 13.

Other new pronouncements issued but not effective until after March 31, 2007 are not expected to have a significant effect on the company’s consolidated financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company beginning

NORTHROP GRUMMAN CORPORATION

January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations.

3.	COMMON STOCK DIVIDEND

Common Stock Dividend – On February 21, 2007, the company’s board of directors approved a 23 percent increase to the quarterly common stock dividend, from $.30 per share to $.37 per share, effective with the first quarter 2007 dividend.

4.	BUSINESS ACQUISITIONS

Essex – On January 25, 2007, the company acquired Essex Corporation (Essex) for approximately $600 million, including the assumption of debt totaling $23 million and estimated transaction costs of $14 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. The operating results of Essex are included as part of the Mission Systems segment. The assets, liabilities, and results of operations of Essex were not material and thus pro-forma information is not presented. The financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for Essex. During the quarter, approximately $66 million of the purchase price was allocated to purchased intangibles (Note 8). The company is currently reviewing preliminary fair value adjustments associated with purchased intangibles. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized by the first quarter of 2008, and will be reflected in future filings. Management does not expect these adjustments, if any, to have a material effect on the company’s financial position or results of operations.

5.	BUSINESS DISPOSITIONS

Interconnect – On February 24, 2006, the company sold the assembly business of Interconnect Technologies (Interconnect) for net cash proceeds of $26 million and recognized an after-tax gain of $4 million in discontinued operations.

Enterprise Information Technology – In the first quarter of 2006, management announced its decision to exit the EIT business reported within the Information Technology segment. The shutdown of this business was completed during the second quarter of 2006 and costs associated with the exit activities were not material. The results of operations of this business are reported as discontinued operations in the consolidated condensed statements of income, net of applicable income taxes.

6.	SEGMENT INFORMATION

Effective January 1, 2007, the company realigned businesses among its operating segments that possess similar customers, expertise, and capabilities. The realignment more fully leverages existing capabilities and enhances development and delivery of highly integrated services. The realignment primarily involved the Radio Systems business being transferred from the Space Technology segment to the Mission Systems segment and the UK AWACS program being transferred from the Information Technology segment to the Technical Services segment. On July 1, 2006, certain logistics, services and technical support programs from Electronics, Integrated Systems, Mission Systems, and Space Technology were transferred to Technical Services. The sales and segment operating

NORTHROP GRUMMAN CORPORATION

margin in the following tables have been revised, where applicable, to reflect these realignments for all periods presented.

The following table presents segment sales and service revenues for the three months ended March 31, 2007, and 2006.

	Three Months Ended
	March 31
$ in millions	2007	2006
Sales and Service Revenues
Information & Services
Mission Systems	$1,362	$1,340
Information Technology	1,038	929
Technical Services	520	383
Total Information & Services	2,920	2,652

Aerospace
Integrated Systems	1,281	1,416
Space Technology	754	733
Total Aerospace	2,035	2,149

Electronics	1,591	1,504
Ships	1,156	1,133
Intersegment eliminations	(358)	(345)
Total sales and service revenues	$7,344	$7,093

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating margin reconciled to total operating margin for the three months ended March 31, 2007, and 2006.

	Three Months Ended
	March 31
$ in millions	2007	2006
Operating Margin
Information & Services
Mission Systems	$119	$125
Information Technology	86	80
Technical Services	28	24
Total Information & Services	233	229

Aerospace
Integrated Systems	160	148
Space Technology	59	58
Total Aerospace	219	206

Electronics	181	176
Ships	79	68
Intersegment eliminations	(29)	(26)
Total segment operating margin	683	653
Non-segment factors affecting operating margin
Unallocated expenses	(32)	(35)
Net pension adjustment	33	(10)
Reversal of royalty income included above	(3)	(4)
Total operating margin	$681	$604

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

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended March 31, 2007, and 2006, pension expense determined in accordance with GAAP was $87 million and $112 million, respectively, offset by pension expense determined in accordance with CAS of $120 million and $102 million, respectively.

Reversal of Royalty Income – Royalty income is included in segment operating margin for internal reporting purposes. This amount is reversed in the table above to arrive at the operating margin as determined in accordance with GAAP as royalty income is included in the “Other, net” line item in the Consolidated Condensed Statements of Income.

7.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans, and the company’s mandatorily redeemable convertible series B preferred stock. The dilutive effect of these potential common stock instruments totaled

NORTHROP GRUMMAN CORPORATION

13 million shares (including 6.4 million shares for the preferred stock) and 7.5 million shares for the three months ended March 31, 2007 and 2006, respectively. The related dividends on the preferred shares are added back to the numerator to arrive at income available to common shareholders from continuing operations. The dividends and shares related to the preferred stock were not included in the diluted per share calculations for the three months ended March 31, 2006, because their effect was not dilutive to earnings per share. The weighted-average diluted shares outstanding for the three months ended March 31, 2007 and 2006, exclude stock options to purchase approximately 74,000 and 700,000 shares, respectively, since such options have an exercise price in excess of the average market price of the company’s common stock during the period.

Diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended
	March 31
$ in millions, except per share	2007	2006
Diluted Earnings per Share
Income from continuing operations	$387	$362
Add dividends on mandatorily redeemable convertible preferred stock	6
Income available to common shareholders from continuing operations	$393	$362
Weighted-average common shares outstanding	345.3	343.3
Dilutive effect of stock options, awards and mandatorily redeemable convertible preferred stock	13.0	7.5
Weighted-average diluted shares outstanding	358.3	350.8
Diluted earnings per share from continuing operations	$1.10	$1.03

Share Repurchases – On December 14, 2006, the company’s board of directors authorized a share repurchase program of up to $1 billion of its outstanding common stock. This new authorization is in addition to $176 million remaining on the company’s previous share repurchase authorization which commenced in November 2005. As of March 31, 2007, the company has $576 million authorized for share repurchases.

Since November 2005 the company has entered into three separate accelerated share repurchase agreements with Credit Suisse, New York Branch (Credit Suisse) to repurchase shares of common stock. Credit Suisse in each case immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse purchases shares in the open market to settle its share borrowings. The cost of the company’s share repurchases are subject to adjustment based on the actual cost of the shares subsequently purchased by Credit Suisse. If additional cost is owed by the company upon settlement, the price adjustment can be settled, at the company’s option, in cash or in shares of common stock.

The table below summarizes the accelerated share repurchase transactions:

	Shares	Purchase		Final Price	Final Average
	Repurchased	Price Per	Completion	Adjustment	Purchase Price
Agreement Date	(in millions)	Share	Date	(in millions)	Per Share
November 4, 2005	9.1	$55.15	March 1, 2006	$37	$59.05
March 6, 2006	11.6	64.78	May 26, 2006	37	68.01
February 21, 2007	8.0	75.29

As of March 31, 2007, Credit Suisse had purchased 3.6 million shares, or 45 percent of the shares, under the latest agreement, at an average price per share of $72.91, net of commissions and other items. Assuming Credit Suisse purchases the remaining shares at a price per share equal to the closing price of the company’s common stock on March 30, 2007 ($74.22), Credit Suisse would be required to reimburse approximately $13.2 million to the company to complete the transaction. The settlement amount may increase or decrease depending upon the

NORTHROP GRUMMAN CORPORATION

average price paid for the shares under the program. Settlement is expected to occur in the second quarter of 2007, depending upon the timing and pace of the purchases, and would result in an adjustment to shareholders’ equity.

With the exception of the accelerated share repurchase agreements with Credit Suisse noted above, share repurchases take place at management’s discretion and under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amounts of goodwill for the three months ended March 31, 2007, were as follows:

		Goodwill
		Transferred		Adjustment
	Balance as of	in Segment	Goodwill	to initially	Balance as of
$ in millions	December 31, 2006	Realignment	Acquired	apply FIN 48	March 31, 2007
Mission Systems	$3,883	$346	$515	$(22)	$4,722
Information Technology	2,219			(7)	2,212
Technical Services	787	34		(3)	818
Integrated Systems	976				976
Space Technology	3,254	(380)		(18)	2,856
Electronics	2,516			(1)	2,515
Ships	3,584			(12)	3,572
Total	$17,219	$—	$515	$(63)	$17,671

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	March 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,660	$(1,519)	$1,141	$2,594	$(1,487)	$1,107
Other purchased intangibles	100	(69)	31	100	(68)	32
Total	$2,760	$(1,588)	$1,172	$2,694	$(1,555)	$1,139

During the quarter ended March 31, 2007, approximately $66 million of the Essex purchase price was allocated to purchased intangible assets with a weighted average life of 6 years.

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 21 years. Aggregate amortization expense for the three months ended March 31, 2007, was $33 million.

NORTHROP GRUMMAN CORPORATION

The table below shows expected amortization for purchased intangibles for the remainder of 2007 and for the next five years:

$ in millions
Year Ended December 31
2007 (April 1 – December 31)	$99
2008	122
2009	112
2010	92
2011	53
2012	52

9.	LITIGATION

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

As previously disclosed, in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. The relationship, if any, between the potential claims and a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California remains unclear to the company. In the third quarter of 2006, the parties commenced settlement discussions. While the company continues to believe that it did not breach the contracts in question and that it acted appropriately in this matter, the company proposed to settle the claims and any associated matters and recognized a pre-tax charge of $112.5 million in the third quarter of 2006 to cover the cost of the settlement proposal and associated investigative costs. The charge has been recorded within “General and administrative expenses” in the consolidated statements of income. The company extended the offer in an effort to avoid litigation and in recognition of the value of the relationship with this customer. The U.S. Government has advised the company that if settlement is not reached it will pursue its claims through litigation. Because of the highly technical nature of the issues involved and their classified status and because of the significant disagreement between the company and the U.S. Government as to the U.S. Government’s theories of liability and damages (including a material difference between the U.S. Government’s damage theories and the company’s offer), final resolution of this matter could take a considerable amount of time, particularly if litigation should ensue. If the U.S. Government were to pursue litigation and were to be ultimately successful on its theories of liability and damages, which could be trebled under the Federal False Claims Act, the effect upon the company’s consolidated financial position, results of operations, and cash flows would materially exceed the amount provided by the company. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. Accordingly, the ultimate disposition of this matter cannot presently be determined.

Based upon the available information regarding matters that are subject to U.S. Government investigations, other than as set out above, the company believes, but can give no assurance, that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company believes that the resolution

NORTHROP GRUMMAN CORPORATION

of any of these various claims and legal proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As previously disclosed, the company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. Cogent has asserted entitlement to damages totaling in excess of $160 million, loss of goodwill and enterprise value in an amount not yet specified by the plaintiff, and other amounts, including, without limitation, exemplary damages and attorneys’ fees and interest. The trial date has been set for May 22, 2007, with a mediation scheduled for May 3, 2007. The company believes, but can give no assurance, that the outcome of this matter would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

On March 27, 2007, the U.S. District Court, Central District of California, consolidated two separately filed ERISA class actions (Grabek v. Northrop Grumman Corporation, et al., previously styled Waldbuesser v. Northrop Grumman Corporation, et al., and Heidecker v. Northrop Grumman Corporation, et al.) into the In Re Northrop Grumman Corporation ERISA Litigation for discovery and other purposes, as each allege similar issues of law and fact. As previously reported, plaintiffs in Grabek allege breaches of fiduciary duty by the company, certain of its administrative and Board committees, all members of the company’s Board of Directors, and certain company officers and employees with respect to alleged excessive, hidden and/or otherwise improper fee and expense charges to the Northrop Grumman Savings Plan and the Northrop Grumman Financial Security and Savings Plan (both of which are 401(k) plans). Heidecker asserts similar claims, but has dismissed the company’s Board of Directors. Each lawsuit seeks unspecified damages, removal of individuals acting as fiduciaries to such plans, payment of attorney fees and costs, and an accounting. The company believes, but can give no assurance, that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

10.	COMMITMENTS AND CONTINGENCIES

Accelerated Share Repurchase – On February 21, 2007, the company entered into an accelerated share repurchase agreement with Credit Suisse. Settlement is expected to occur in the second quarter of 2007, depending upon the timing and pace of open market purchases by Credit Suisse, and would result in an adjustment to shareholders’ equity. The settlement amount depends upon the average price paid for the shares under the program (Note 7).

Contract Performance Contingencies – Contract profit margins may include estimates of costs not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2007, the amounts recorded are not material individually or in the aggregate.

In April 2007, the company was notified by the prime contractor on the Wedgetail contract that it anticipates that the prime contractor’s delivery dates will be late and this could subject the prime contractor to liquidated damages from the customer. Should liquidated damages be assessed, the company would share in a proportionate

NORTHROP GRUMMAN CORPORATION

amount of those damages to a maximum of approximately $40 million. Until such time as liquidated damages are assessed by the customer, it is not possible to determine the operating margin impact, if any, that such charges would have to the company.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2007, the range of reasonably possible future costs for environmental remediation sites was $228 million to $322 million, of which $253 million is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Income Tax Matters – The company has exposure related to income tax filings in the ordinary course of business, including matters related to pre-acquisition periods of acquired businesses or indemnifications of businesses divested. The company periodically assesses these exposures for all tax years that are open under the applicable statute of limitations and records a liability, including related interest charges, where it has determined that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities under indemnification agreements for businesses divested are recorded at fair value at the inception of the indemnification and presented within income taxes payable. These primarily relate to indemnifications of foreign taxes as a result of the divestiture of TRW Auto in 2003 and total approximately $140 million at March 31, 2007, and December 31, 2006. Management does not believe that the resolution of any of these income tax exposures will have a material adverse effect on the company’s consolidated financial position or results of operations.

Co-Operative Agreements – In 2003, Ships executed agreements with the states of Mississippi and Louisiana whereby Ships leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ships to these states.

As of March 31, 2007, Ships has met its obligations under the Mississippi agreement and remains obligated under the Louisiana agreement to maintain a minimum average of 5,200 full-time employees at the end of any four-year period occurring between January 1, 2003, and December 31, 2010.

Failure by Ships to meet the Louisiana commitment would result in reimbursement by Ships to Louisiana in accordance with the agreement. As of March 31, 2007, Ships expects that all future commitments under the Louisiana agreement will be met based on its most recent business plan.

Impact from Hurricane Katrina – As of March 31, 2007, management estimates that the costs to clean-up and restore its operations will total approximately $850 million, which includes $590 million to repair or replace assets damaged by the storm. As of March 31, 2007, the company has received $353 million in insurance proceeds. Through March 31, 2007, the company has expended $416 million in cash to clean-up and restore its facilities, including $209 million in capital expenditures. During the three months ended March 31, 2007, and 2006, the company incurred clean-up and restoration costs of $6 million and $17 million and capital

NORTHROP GRUMMAN CORPORATION

expenditures of $17 million and $54 million, respectively. As of March 31, 2007, the company has written off $98 million in assets that were completely destroyed by the storm, all of which were written off during 2005 and 2006.

The company has submitted estimated expenditures for recovery to its insurance carriers that are substantially in excess of the insurance proceeds received to date, and is awaiting resolution of its submissions. The company is continuing to assess its damage estimates as the process of repairing its operations is performed. The company estimates this process will continue through 2008.

Management believes that substantially all of the estimated cost will be recovered through the company’s comprehensive property damage insurance. However, the matter of insurance recovery is being litigated as discussed in Note 9. The company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. However, based on the current status of the litigation between the company and its insurance provider, no assurances can be made as to the ultimate outcome of this matter.

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

Due to the complexity of the regulatory issues relating to the treatment of insurance recoveries on government contracts, the overall magnitude of the company’s insurance claims, the extended period of time that has ensued in the discussions with the company’s government customers, and the uncertainties surrounding the resolution of the damage claims with our insurance provider, the company is not able to estimate the effects of any potential incremental costs that could result in further reduction of margin on contracts in process or the ultimate resolution of the insurance litigation at this time.

Financial Arrangements – In the ordinary course of business, the company utilizes standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At March 31, 2007, there were $419 million of unused stand-by letters of credit, $140 million of bank guarantees, and $615 million of surety bonds outstanding.

In December 2006, Ships entered into a loan agreement with the Mississippi Business Finance Corporation (MBFC) under which Ships received access to $200 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds by the MBFC. The loan accrues interest payable semi-annually at a fixed rate of 4.55 percent per annum. The bonds are subject to redemption at the company’s discretion on or after December 1, 2016, and mature on December 1, 2028. The bond issuance proceeds must be used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi. As of March 31, 2007, approximately $90 million was used by Ships and the remaining $110 million was recorded in miscellaneous other assets as

NORTHROP GRUMMAN CORPORATION

restricted cash in the consolidated statement of financial position. Repayment of the bonds is guaranteed by the company.

Indemnifications – The company has retained certain warranty, environmental, and other liabilities in connection with certain divestitures. Except as discussed in the following paragraph, the settlement of these liabilities is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

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

U.S. Government Claims – During the second quarter of 2006, the U.S. Government advised the company of claims and penalties concerning certain potential disallowed costs. The parties are engaged in discussions to enable the company to evaluate the merits of these claims as well as to assess the amounts being claimed. The company believes, but can give no assurance, that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Related Party Transactions – The company had no material related party transactions for any period presented.

11.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended March 31
	Pension		Medical and
	Benefits		Life Benefits
$ in millions	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$196	$185	$13	$18
Interest cost	312	291	41	47
Expected return on plan assets	(443)	(393)	(15)	(13)
Amortization of:
Prior service costs	10	9	(16)	(2)
Net loss from previous years	12	20	6	8
Net periodic benefit cost	$87	$112	$29	$58
Defined contribution plans cost	$82	$67

Employer Contributions – The company expects to contribute approximately $155 million to its pension plans and approximately $217 million to its medical and life benefit plans in 2007. As of March 31, 2007, contributions of $33 million and $31 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

NORTHROP GRUMMAN CORPORATION

12.	STOCK-BASED COMPENSATION

At March 31, 2007, the company had stock-based awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and the 1995 Stock Option Plan for Non-Employee Directors. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

Compensation Expense – Total pre-tax stock-based compensation for the three months ended March 31, 2007, and 2006, was $38 million and $48 million, respectively, of which $4 million and $3 million related to Stock Options and $34 million and $45 million related to Stock Awards, respectively. Tax benefits recognized in the consolidated condensed statements of income for stock-based compensation during the three months ended March 31, 2007, and 2006, were $15 million and $17 million, respectively. In addition, the company realized excess tax benefits of $30 million and $34 million from the exercise of Stock Options and $22 million and $5 million from the vesting of Stock Awards in the three months ended March 31, 2007, and 2006, respectively.

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

The significant weighted average assumptions relating to the valuation of the company’s Stock Options for the three months ended March 31, 2007, and 2006, were as follows:

	2007	2006
Dividend yield	2.1%	1.6%
Volatility rate	20%	25%
Risk-free interest rate	4.6%	4.6%
Expected option life (years)	6.0	6.0

The weighted average grant date fair value of Stock Options granted during the three months ended March 31, 2007, and 2006, was $15 and $18 per share, respectively.

NORTHROP GRUMMAN CORPORATION

Stock Option activity for the three months ended March 31, 2007, was as follows:

		Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	Under Option	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2007	19,887,941	$49	5.0 years	$367
Granted	829,641	72
Exercised	(3,277,124)	49
Cancelled and forfeited	(13,196)	47
Outstanding at March 31, 2007	17,427,262	$50	5.2 years	$416
Vested and expected to vest in the future at March 31, 2007	17,342,882	$50	5.1 years	$415
Exercisable at March 31, 2007	15,541,274	$49	4.7 years	$397
Available for grant at March 31, 2007	11,931,019

The total intrinsic value of options exercised during the three months ended March 31, 2007, and 2006, was $77 million and $112 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at March 31, 2007 (for outstanding options), less the applicable exercise price.

Stock Awards – The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. Compensation expense for Stock Awards is measured at the grant date and recognized over the vesting period. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. There were 2.4 million Stock Awards that vested and were issued in the three months ended March 31, 2006, with a total fair value of $153.7 million. There were 3.4 million Stock Awards granted in the three months ended March 31, 2006, with a weighted average grant date fair value of $65 per share.

Stock Award activity for the three months ended March 31, 2007, was as follows:

		Weighted Average	Weighted Average
	Stock	Grant Date	Remaining
	Awards	Fair Value	Contractual Term
Outstanding at January 1, 2007	7,364,227	$57	1.3 years
Granted (including performance adjustment on shares vested)	2,603,561	64
Vested	(2,620,729)	47
Forfeited	(72,687)	60
Outstanding at March 31, 2007	7,274,372	$63	1.7 years
Available for grant at March 31, 2007	4,870,782

Unrecognized Compensation Expense – At March 31, 2007, there was $333 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $24 million relates to Stock Options and $309 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 2 years.

NORTHROP GRUMMAN CORPORATION

13.	IMPLEMENTATION OF FIN 48

The company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $66 million through a charge to retained earnings, and reduced the carrying value of uncertain tax positions resulting from prior acquisitions by $63 million through a reduction of goodwill. Upon the adoption of FIN 48, the estimated value of the company’s uncertain tax positions is a liability of $514 million resulting from unrecognized net tax benefits. The liability for uncertain tax positions is carried in other liabilities in the consolidated condensed statement of financial position as of March 31, 2007, and approximately $447 million is reported as long-term. If the company’s positions are sustained by the taxing authority in favor of the company, approximately $331 million would be treated as a reduction of goodwill, and the balance of $183 million would reduce the company’s effective tax rate. The company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. As of January 1, 2007, the company had accrued approximately $45 million for the payment of tax-related interest and penalties.

The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is currently examining the company’s U.S. income tax returns for 1999 – 2003, including pre-acquisition activities of acquired companies, and commenced an examination of the company’s U.S. income tax returns for 2004 – 2005 in the first quarter of 2007. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	March 31,	December 31,
$ in millions	2007	2006
Cumulative translation adjustment	$24	$22
Unrealized gain on marketable securities, net of tax of $2 as of March 31, 2007, and $1 as of December 31, 2006	2	2
Unamortized benefit plan costs, net of tax of $850 as of March 31, 2007, and $900 as of December 31, 2006	(1,322)	(1,284)
Total accumulated other comprehensive loss	$(1,296)	$(1,260)

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2007, and the related consolidated condensed statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 20, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/	Deloitte & Touche LLP
Los Angeles, California
April 23, 2007

NORTHROP GRUMMAN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion should be read along with the unaudited consolidated condensed financial statements included in this Form 10-Q, as well as the company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the company’s products and services, industry outlook, and business trends.

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

Operating performance for the three months ended March 31, 2007, compared to the same period in 2006 improved in almost every consolidated financial measure. Sales, operating margin, net income, cash from operations, and funded backlog all increased over the same period in 2006. A discussion of results on a consolidated basis and by reportable segment is included below. Notable non-contract events during the three months ended March 31, 2007, affecting the company’s results included the following:

■	Acquisition of Essex Corporation (Essex) – see Note 4 to the Consolidated Condensed Financial Statements in Part I, Item 1.

■	Execution of accelerated share repurchase agreement – see Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1.

■	Adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 – see Note 13 to the Consolidated Condensed Financial Statements in Part I, Item 1.

The company manages and assesses the performance of its businesses based on individual performance on individual contracts and programs obtained generally from government organizations using the financial measures described on page I-27, with consideration given to the Critical Accounting Policies, Estimates and Judgments referred to below. Based on this approach and the nature of the company’s operations, the discussion of results of operations generally focuses around the company’s seven reportable segments versus distinguishing between products and services. Product sales are predominantly generated in the Electronics, Integrated Systems, Space Technology and Ships segments, while the majority of the company’s service revenues are generated by the Information Technology, Mission Systems and Technical Services segments.

There were no significant changes to the company’s products and services, industry outlook, or business trends from those disclosed in the company’s 2006 Annual Report on Form 10-K.

For convenience, a brief description of certain programs discussed in this Form 10-Q are included in the “Glossary of Programs” beginning on page I-36.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Changes in Critical Accounting Policies – There have been no changes in the company’s critical accounting policies during the three months ended March 31, 2007, except for the treatment of tax contingency accruals.

Effective January 1, 2007, the company began to measure and record tax contingency accruals in accordance with FIN 48 – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. The expanded disclosure requirements of FIN 48 are presented in Note 13 to the Consolidated Condensed Financial Statements in Part I, Item I.

NORTHROP GRUMMAN CORPORATION

FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. As in the past, changes in accruals associated with uncertainties arising from pre-acquisition years for acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined.

Prior to January 1, 2007, the company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

Use of Estimates – The company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended
	March 31
$ in millions, except per share	2007	2006
Sales and service revenues	$7,344	$7,093
Operating margin	681	604
Interest expense, net	(82)	(77)
Federal and foreign income taxes	203	164
Diluted earnings per share	1.10	1.02
Cash provided by (used in) operating activities	400	(115)

Sales and Service Revenues
Sales and service revenues for the three months ended March 31, 2007, increased $251 million, or 4 percent, as compared with the same period in 2006, reflecting increased revenues in all operating segments except the Integrated Systems segment.

Operating Margin
Operating margin as a percentage of total sales and service revenues for the three months ended March 31, 2007, was 9.3 percent, as compared to 8.5 percent for the same period in 2006. The increase was primarily due to a favorable net pension adjustment of $33 million in 2007 compared to an unfavorable net pension adjustment of $10 million in 2006 and lower unallocated expenses of $3 million. Total segment operating margin was 9.3 percent and 9.2 percent for the three months ended March 31, 2007, and 2006, respectively.

NORTHROP GRUMMAN CORPORATION

Operating margin consists of the following:

	Three Months Ended
	March 31
$ in millions	2007	2006
Segment operating margin	$683	$653
Unallocated expenses	(32)	(35)
Net pension adjustment	33	(10)
Reversal of royalty income	(3)	(4)
Total operating margin	$681	$604

Unallocated Expenses – Unallocated expenses for the three months ended March 31, 2007, decreased $3 million, or 9 percent, as compared with the same period in 2006. The decrease was primarily due to lower post-retirement benefit costs determined under GAAP as a result of a plan design change in 2006.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with U.S. Government Cost Accounting Standards (CAS). For the three months ended March 31, 2007, and 2006, pension expense determined in accordance with GAAP was $87 million and $112 million, respectively, offset by pension expense determined in accordance with CAS of $120 million and $102 million, respectively. The improvement in GAAP pension cost primarily relates to higher returns on plan assets and a voluntary pre-funding in the fourth quarter of 2006.

Reversal of Royalty Income – Royalty income is included in segment operating margin for internal reporting purposes. This amount is reversed in the table above to arrive at the operating margin as determined in accordance with GAAP as royalty income is included in the “Other, net” line item discussed below.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts and such costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost.

General and administrative expenses for the three months ended March 31, 2007, increased $38 million, or 6 percent, as compared with the same period in 2006. The increase is primarily due to higher sales volume, increased property and casualty insurance costs as a result of hurricane Katrina and the acquisition of Essex.

Interest Expense, Net
Interest expense, net for the three months ended March 31, 2007, increased $5 million, or 6 percent, as compared with the same period in 2006. The increase was primarily due to a lower amount of interest-bearing cash deposits.

Federal and Foreign Income Taxes
The company’s effective tax rate on income from continuing operations for the three months ended March 31, 2007, was 34.4 percent compared with 31.2 percent for the same period in 2006. During the three months ended March 31, 2006, the company recognized a net tax benefit of $18 million with respect to tax credits associated with qualified wages paid to employees affected by hurricane Katrina.

Diluted Earnings Per Share
Diluted earnings per share for the three months ended March 31, 2007, were $1.10, as compared with $1.02 per share in the same period in 2006. Earnings per share are based on weighted average diluted shares outstanding of

NORTHROP GRUMMAN CORPORATION

358.3 million for the three months ended March 31, 2007, and 350.8 million for the same period in 2006. See Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Net Cash Provided by (Used in) Operating Activities
For the three months ended March 31, 2007, the company provided cash from operating activities of $400 million compared with cash used in operating activities of $115 million for the same period in 2006. The increase was primarily due to higher net collections on programs in progress and less cash expended for discontinued operations.

SEGMENT OPERATING RESULTS

Effective January 1, 2007, the company realigned businesses among its operating segments that possess similar customers, expertise, and capabilities. The realignment more fully leverages existing capabilities and enhances development and delivery of highly integrated services. The realignment primarily involved the Radio Systems business being transferred from the Space Technology segment to the Mission Systems segment and the UK AWACS program being transferred from the Information Technology segment to the Technical Services segment. On July 1, 2006, certain logistics, services and technical support programs from Electronics, Integrated Systems, Mission Systems, and Space Technology were transferred to Technical Services. The sales and segment operating margin in the following tables have been revised, where applicable, to reflect these realignments for all periods presented.

For presentation purposes, the company’s seven reportable segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services reportable segments are presented as Information & Services. The Integrated Systems and Space Technology reportable segments are presented as Aerospace. The Electronics and Ships reportable segments are presented as separate businesses. The Ships reportable segment includes the aggregated results of the Newport News and Ship Systems operating segments.

NORTHROP GRUMMAN CORPORATION

	Three Months Ended
	March 31
$ in millions	2007	2006
Sales and Service Revenues
Information & Services
Mission Systems	$1,362	$1,340
Information Technology	1,038	929
Technical Services	520	383
Total Information & Services	2,920	2,652

Aerospace
Integrated Systems	1,281	1,416
Space Technology	754	733
Total Aerospace	2,035	2,149

Electronics	1,591	1,504
Ships	1,156	1,133
Intersegment eliminations	(358)	(345)
Sales and service revenues	$7,344	$7,093

Segment Operating Margin
Information & Services
Mission Systems	$119	$125
Information Technology	86	80
Technical Services	28	24
Total Information & Services	233	229

Aerospace
Integrated Systems	160	148
Space Technology	59	58
Total Aerospace	219	206

Electronics	181	176
Ships	79	68
Intersegment eliminations	(29)	(26)
Segment operating margin	$683	$653

Segment operating results are discussed below with respect to the following financial measures:

Funded Contract Acquisitions – Funded contract acquisitions represent amounts funded during the period on customer contractually obligated orders. Funded contract acquisitions tend to fluctuate from period to period and are determined by the size and timing of new and follow-on orders and by appropriations of funding on previously awarded unfunded orders. In the period that a business is purchased, its existing funded order backlog as of the date of purchase is reported as funded contract acquisitions. In the period that a business is sold, its existing funded order backlog as of the divestiture date is deducted from funded contract acquisitions.

Sales and Service Revenues – Period-to-period sales generally vary less than funded contract acquisitions and reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in

NORTHROP GRUMMAN CORPORATION

terms of volume. Volume generally refers to increases (or decreases) in revenues incurred due to varying production activity levels, delivery rates, or service levels on individual contracts. Volume changes will typically carry a corresponding margin change based on the margin rate for a particular contract.

Segment Operating Margin – Segment operating margin reflects the performance of segment contracts and programs. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and other retiree benefits, and other expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments. Changes in segment operating margin are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating margin changes are accounted for on a cumulative basis at the time an EAC change is recorded.

Funded contract acquisitions, sales and service revenues, and segment operating margin in the tables within this section include intercompany amounts that are eliminated in the Consolidated Condensed Financial Statements in Part I, Item 1.

INFORMATION & SERVICES

Mission Systems
Mission Systems is a leading global system integrator of complex, mission-enabling systems for government, military, and commercial customers. Products and services are grouped into the following business areas: Command, Control and Communications (C3); Intelligence, Surveillance and Reconnaissance (ISR); and Missile Systems.

	Three Months Ended
	March 31
$ in millions	2007	2006
Funded Contract Acquisitions	$1,696	$1,825
Sales and Service Revenues	1,362	1,340
Segment Operating Margin	119	125
As a percentage of segment sales	8.7%	9.3%

Funded Contract Acquisitions
Mission Systems funded contract acquisitions for the three months ended March 31, 2007, decreased $129 million, or 7 percent, as compared with the same period in 2006, partially due to higher 2006 funded contract acquisitions as a result of delayed funding upon approval of the fiscal year 2006 defense budget. Significant acquisitions in 2007 included $307 million for the Intercontinental Ballistic Missile (ICBM) program, $157 million of funded backlog from the acquisition of Essex, $89 million for the Joint National Integration Center Research & Development (JRDC) program, and $47 million for the Ground-Based Midcourse Fire Control and Communications program.

Sales and Service Revenues
Mission Systems revenue for the three months ended March 31, 2007, increased $22 million, or 2 percent, as compared with the same period in 2006. The increase was primarily due to $35 million in higher sales in ISR and $18 million in higher sales in Missile Systems, partially offset by $37 million in lower sales in C3. The increase in ISR is due to the acquisition of Essex. The increase in Missile Systems is primarily due to higher volume in the Kinetic Energy Interceptor (KEI) program. The lower sales in C3 is primarily due to lower volume in the F-35 development program and various other C3 programs.

NORTHROP GRUMMAN CORPORATION

Segment Operating Margin
Mission Systems operating margin for the three months ended March 31, 2007, decreased $6 million, or 5 percent, as compared with the same period in 2006. The decrease reflects net performance declines of $7 million primarily due to positive improvement in the ICBM program in the first quarter of 2006, and $2 million in higher amortization of purchased intangibles, offset by $3 million attributable to net sales volume increases.

Information Technology
Information Technology is a premier provider of advanced information technology (IT) solutions, engineering, and business services for government and commercial customers. Products and services are grouped into the following business areas: Intelligence; Civilian Agencies; Commercial, State & Local (CS&L); and Defense.

	Three Months Ended
	March 31
$ in millions	2007	2006
Funded Contract Acquisitions	$980	$1,208
Sales and Service Revenues	1,038	929
Segment Operating Margin	86	80
As a percentage of segment sales	8.3%	8.6%

Funded Contract Acquisitions
Information Technology funded contract acquisitions for the three months ended March 31, 2007, decreased $228 million, or 19 percent, as compared with the same period in 2006. Significant non-restricted acquisitions in 2007 included $39 million for the Treasury Communication System program and $36 million for the Virginia IT outsourcing program.

Sales and Service Revenues
Information Technology revenue for the three months ended March 31, 2007, increased $109 million, or 12 percent, as compared with the same period in 2006. The increase was primarily due to $71 million in higher sales in CS&L and $52 million in higher sales in Intelligence, partially offset by $17 million in lower sales in Civilian Agencies. The higher sales in CS&L primarily reflect higher volume from programs awarded in 2006, including Virginia IT outsourcing, San Diego County IT outsourcing, and New York City Wireless. The increased sales in Intelligence primarily reflect new restricted program wins and the lower sales in Civilian Agencies reflects lower volume on a variety of programs.

Segment Operating Margin
Information Technology operating margin for the three months ended March 31, 2007, increased $6 million, or 8 percent, as compared with the same period in 2006 primarily attributable to the higher sales volume discussed above. The higher operating margin and lower operating margin rate reflect a higher percentage of newly commenced state and local programs.

NORTHROP GRUMMAN CORPORATION

Technical Services
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, and also provides a wide-array of technical services including training and simulation. Services are grouped into the following business areas: Systems Support, Life Cycle Optimization and Engineering (LCOE), and Training and Simulation.

	Three Months Ended
	March 31
$ in millions	2007	2006
Funded Contract Acquisitions	$462	$545
Sales and Service Revenues	520	383
Segment Operating Margin	28	24
As a percentage of segment sales	5.4%	6.3%

Funded Contract Acquisitions
Technical Services funded contract acquisitions for the three months ended March 31, 2007, decreased $83 million, or 15 percent, as compared with the same period in 2006. Significant acquisitions in 2007 included $105 million for the Joint Base Operations Support (JBOSC) program, $64 million for the Nevada Test Site (NTS) program, and $52 million for the Ft. Irwin program.

Sales and Service Revenues
Technical Services revenue for the three months ended March 31, 2007, increased $137 million, or 36 percent, as compared with the same period in 2006. The increase is primarily due to $115 million in higher sales in Systems Support due to increased volume in the NTS program and $28 million in higher sales in LCOE due to increased volume for F-15 repairs and other programs.

Segment Operating Margin
Technical Services operating margin for the three months ended March 31, 2007, increased $4 million, or 17 percent, as compared with the same period in 2006 primarily attributable to the higher sales volume as discussed above. The higher operating margin and lower operating margin rate are largely due to the impact of NTS.

AEROSPACE

Integrated Systems
Integrated Systems is a leader in the design, development, and production of airborne early warning, electronic warfare and surveillance, and battlefield management systems, as well as manned and unmanned tactical and strike systems. Products and services are grouped into the following business areas: Integrated Systems Western Region (ISWR); Integrated Systems Eastern Region (ISER); and International Programs.

	Three Months Ended
	March 31
$ in millions	2007	2006
Funded Contract Acquisitions	$1,745	$2,707
Sales and Service Revenues	1,281	1,416
Segment Operating Margin	160	148
As a percentage of segment sales	12.5%	10.5%

Funded Contract Acquisitions
Integrated Systems funded contract acquisitions for the three months ended March 31, 2007, decreased $962 million, or 36 percent, as compared with the same period in 2006. Significant acquisitions in 2007 included $745 million for the F/A-18 program, $287 million for the B-2 program, $148 million for the E-2 program, and $133 million for the EuroHawk program.

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues
Integrated Systems revenue for the three months ended March 31, 2007, decreased $135 million, or 10 percent, as compared with the same period in 2006. The decrease was primarily due to $128 million in lower ISER sales due to lower sales volume in the E-2D Advanced Hawkeye and EA-18G programs, and $22 million in lower ISWR sales due to lower volume in the F-35 program, partially offset by higher sales in the F/A-18 program (due to delivery of one additional unit), Euro Hawk and B-2 Support programs.

Segment Operating Margin
Integrated Systems operating margin for the three months ended March 31, 2007, increased $12 million, or 8 percent, as compared with the same period in 2006. The increase includes net performance improvements totaling $17 million primarily from the F/A-18 and B-2 programs. The improvements in the F/A-18 program (due to completion of production lot 5 and improved performance on production lot 6) and the B-2 program more than offset the impact of lower sales.

Space Technology
Space Technology develops and integrates a broad range of systems at the leading edge of space, defense, and electronics technology. The segment supplies products primarily to the U.S. Government that are critical to maintaining the nation’s security and leadership in science and technology. Space Technology’s business areas focus on the design, development, manufacture, and integration of satellite systems and subsystems, electronic and communications payloads, and high energy laser systems and subsystems. Products and services are grouped into the following business areas: Intelligence, Surveillance and Reconnaissance (ISR); Civil Space; Satellite Communications (SatCom); Missile & Space Defense; and Technology.

	Three Months Ended
	March 31
$ in millions	2007	2006
Funded Contract Acquisitions	$794	$1,509
Sales and Service Revenues	754	733
Segment Operating Margin	59	58
As a percentage of segment sales	7.8%	7.9%

Funded Contract Acquisitions
Space Technology funded contract acquisitions for the three months ended March 31, 2007, decreased $715 million, or 47 percent, as compared with the same period in 2006, primarily due to higher 2006 funded contract acquisitions as a result of delayed funding approval of the fiscal year 2006 defense budget. Significant acquisitions in 2007 included $354 million for restricted programs, $111 million for the James Webb Space Telescope (JWST) program, and $102 million for the Space Tracking and Surveillance System (STSS) program.

Sales and Service Revenues
Space Technology revenue for the three months ended March 31, 2007, increased $21 million, or 3 percent, as compared with the same period in 2006. The increase was primarily due to $16 million in higher sales in Missile & Space Defense and $16 million in higher sales in SatCom, partially offset by $10 million in lower Civil Space sales. The increase in Missile & Space Defense sales primarily reflect higher volume on the STSS program and various other programs. SatCom sales increased primarily due to higher volume in communications programs, including the Transformational Satellite (TSAT) communications system, partially offset by lower volume in the Advanced Extremely High Frequency (AEHF) program. The decrease in Civil Space sales was primarily attributable to lower volume in the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program.

Segment Operating Margin
Space Technology operating margin for the three months ended March 31, 2007, was essentially unchanged as compared with the same period in 2006. The decrease in margin as a percentage of segment sales primarily reflects changes in volume due to the mix of program sales.

NORTHROP GRUMMAN CORPORATION

ELECTRONICS

Electronics is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronics provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air traffic control, air and missile defense, homeland defense, communications, mail processing, biochemical detection, ship bridge control, and shipboard components. Products and services are grouped into the following business areas: Aerospace Systems; Government Systems; Naval & Marine Systems (NMS); Defensive Systems; Navigation Systems; and Defense Other.

	Three Months Ended
	March 31
$ in millions	2007	2006
Funded Contract Acquisitions	$2,721	$1,779
Sales and Service Revenues	1,591	1,504
Segment Operating Margin	181	176
As a percentage of segment sales	11.4%	11.7%

Funded Contract Acquisitions
Electronics funded contract acquisitions for the three months ended March 31, 2007, increased $942 million, or 53 percent, as compared with the same period in 2006. Significant acquisitions in 2007 included $875 million for the Flats Sequencing System program, $118 million for the LAIRCM Indefinite Delivery Indefinite Quantity (IDIQ) program and $99 million for a restricted program.

Sales and Service Revenues
Electronics revenue for the three months ended March 31, 2007, increased $87 million, or 6 percent, as compared with the same period in 2006. The increase was primarily due to $80 million in higher sales in NMS and $35 million in higher sales in Government Systems, partially offset by $20 million in lower sales in Aerospace Systems. The increase in NMS sales is primarily attributable to higher volume on an undersea program and a restricted program. The increase in Government Systems sales is primarily due to higher volume in postal automation programs. The lower Aerospace Systems sales are primarily due to hardware production winding down on international radar programs, partially offset by higher volume on restricted space programs.

Segment Operating Margin
Electronics operating margin for the three months ended March 31, 2007, increased $5 million, or 3 percent, as compared with the same period in 2006. The increase reflects $10 million attributable to higher sales volume and $11 million in lower amortization expense for purchased intangibles, partially offset by timing of program performance adjustments and changes in business mix. First quarter 2006 operating margin included favorable adjustments for improved program performance and contract closeouts primarily in Aerospace Systems and Defensive Systems.

NORTHROP GRUMMAN CORPORATION

SHIPS

Ships is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Ships is also one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, international navies, and for commercial vessels. Products and services are grouped into the following business areas: Aircraft Carriers; Expeditionary Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense (CG&CD); Services; and Commercial & Other.

	Three Months Ended
	March 31
$ in millions	2007	2006
Funded Contract Acquisitions	$976	$3,054
Sales and Service Revenues	1,156	1,133
Segment Operating Margin	79	68
As a percentage of segment sales	6.8%	6.0%

Funded Contract Acquisitions
Ships funded contract acquisitions decreased approximately $2 billion, or 68 percent, for the three months ended March 31, 2007, as compared with the same period in 2006, partially due to higher 2006 funded contract acquisitions as a result of delayed funding approval of the fiscal year 2006 defense budget. Significant acquisitions in 2007 included $407 million for the Virginia-class submarine program, $272 million for the DDG 1000 program, and $129 million for the LPD program.

Sales and Service Revenues
Ships revenue increased $23 million, or 2 percent, for the three months ended March 31, 2007, as compared with the same period in 2006. The increase was primarily due to $31 million in higher sales in Aircraft Carriers, $22 million in higher sales in CG&CD, and $20 million in higher sales in Submarines, offset by $50 million in lower sales in Surface Combatants. Sale increases were primarily due to higher volume in the USS Carl Vinson, Coast Guard Deepwater and USS Toledo repair programs. The decrease in Surface Combatants sales was primarily due to lower volume in the DDG 51 program due to a now-concluded labor strike at the Pascagoula, Mississippi shipyard, as well as lower volume on the DDG 1000 program driven by the transition from development to detail design and production. The strike also affected the LHD program in Expeditionary Warfare which was more than offset by higher volume in the LPD program despite the delivery of LPD 18 in the prior year.

Segment Operating Margin
Ships operating margin increased $11 million, or 16 percent, for three months ended March 31, 2007, as compared with the same period in 2006. The increase was primarily due to $15 million in net performance improvements including the LPD and Virginia-class Block II programs, partially offset by costs and program delays related to the labor strike.

BACKLOG

Total backlog at March 31, 2007, was approximately $60.3 billion. Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

NORTHROP GRUMMAN CORPORATION

The following table presents funded, unfunded, and total backlog by segment.

	March 31, 2007			December 31, 2006
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Information & Services
Mission Systems	$3,453	$8,402	$11,855	$3,119	$8,488	$11,607
Information Technology	2,609	1,673	4,282	2,667	1,840	4,507
Technical Services	1,317	3,667	4,984	1,375	3,973	5,348
Total Information & Services	7,379	13,742	21,121	7,161	14,301	21,462

Aerospace
Integrated Systems	4,749	4,100	8,849	4,285	4,934	9,219
Space Technology	1,663	6,689	8,352	1,623	7,138	8,761
Total Aerospace	6,412	10,789	17,201	5,908	12,072	17,980

Electronics	7,715	1,463	9,178	6,585	1,583	8,168
Ships	10,674	2,122	12,796	10,854	2,566	13,420
Total	$32,180	$28,116	$60,296	$30,508	$30,522	$61,030

Major components in unfunded backlog as of March 31, 2007, included various restricted programs, the KEI program in the Mission Systems segment; the F-35 and F/A-18 programs in the Integrated Systems segment; the NPOESS program in the Space Technology segment; and Block II of the Virginia-class submarines program in the Ships segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2007, was $400 million compared to net cash used of $115 million for the same period of 2006. The increase was primarily due to higher net collections on programs in progress and less cash expended for discontinued operations.

For 2007, cash generated from operations supplemented by borrowings under credit facilities is expected to be sufficient to service debt and contract obligations, finance capital expenditures, complete the share repurchase program, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2007, was $747 million compared to $143 million in the same period of 2006. The increase is primarily due to the acquisition of Essex for $578 million. In addition, during the three months ended March 31, 2007, the company made capital expenditures of $158 million, and paid $30 million for deferred costs related to outsourcing contracts and related software costs. During the three months ended March 31, 2006, the company made capital expenditures of $173 million and received $37 million of insurance proceeds related to Hurricane Katrina.

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2007, was $306 million compared to $974 million in the same period of 2006. The decrease is primarily due to $413 million in lower principal payments on long-term debt, $187 million less common stock repurchases, and $214 million in higher net borrowings under lines of credit, partially offset by $130 million less in proceeds from stock option exercises. Net cash used in financing activities for the three months ended March 31, 2007, primarily included $600 million for common stock repurchases and $121 million of dividends paid, primarily offset by $230 million of net borrowings under the lines of credit and $156 million in proceeds from stock option exercises. See Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1 for a discussion concerning the company’s common stock repurchases.

NORTHROP GRUMMAN CORPORATION

NEW ACCOUNTING STANDARDS

The disclosure requirements and cumulative effect of adoption of the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 are presented in Note 13.

Other new pronouncements issued but not effective until after March 31, 2007 are not expected to have a significant effect on the company’s consolidated financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

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

FORWARD-LOOKING INFORMATION

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “guidance,” “anticipate,” “outlook,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s 2006 Annual Report on Form 10-K as amended or supplemented by the information in Part II, Item 1A below, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

■	future revenues;
■	expected program performance and cash flows;
■	returns on pension plan assets and variability of pension actuarial and related assumptions;
■	the outcome of litigation, claims, appeals and investigations;
■	hurricane-related insurance recoveries;
■	environmental remediation;
■	acquisitions and divestitures of businesses;
■	successful reduction of debt;
■	performance issues with key suppliers and subcontractors;
■	product performance and the successful execution of internal plans;
■	successful negotiation of contracts with labor unions;
■	allowability and allocability of costs under U.S. Government contracts;
■	effective tax rates and timing and amounts of tax payments;

NORTHROP GRUMMAN CORPORATION

■	the results of any audit or appeal process with the Internal Revenue Service; and
■	anticipated costs of capital investments.

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

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

AEHF – Advanced Extremely High Frequency	Provide the communication payload for the nation’s next generation military strategic and tactical relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Coast Guard’s Deepwater Program	Design, develop, construct and deploy surface assets to recapitalize the Coast Guard.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

DDG 1000 Zumwalt-class destroyer	Design the first in a class of the U.S. Navy’s multi-mission surface combatants tailored for land attack and littoral dominance.

E-2 Hawkeye	The E-2 provides Battle Management Command & Control (BMC2) capability to the fleet carrier battle groups by providing airborne surveillance, carrier airborne patrol, close air support, interdiction management and control, in-flight refueling scheduling and strike control.

E-2D Advanced Hawkeye	The E-2D builds upon the Hawkeye 2000 configuration with significant radar improvement performance. The E-2D provides over the horizon airborne early warning (AEW), surveillance, tracking, and command and control capability to the U.S. Naval Battle Groups and Joint Forces.

EA-18G Aircraft	Provide the airborne electronic attack (AEA) suite capability, which includes the ALQ-218 (V2) receiving system, the ALQ-227 communications countermeasures system and the Electronic Attack Unit.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

F/A-18 Super Hornet	As a principal subcontractor, NGC produces various parts and integrates all associated subsystems for the F/A-18 Hornet strike fighters.

Flats Sequencing System/Postal Automation	Build systems for the U.S. Postal Service designed to further automate the flats mail stream, which includes large envelopes, catalogs and magazines.

Ft. Irwin Logistics Support Services (LSS)	Operate and manage a large-scale maintenance and repair program involving tracked and wheeled vehicles, basic issue items, communications equipment, and weapons needed for desert training.

Ground-Based Midcourse Fire Control and Communications	Develop software to coordinate sensor and interceptor operations during missile flight.

ICBM – Intercontinental Ballistic Missile	Maintain readiness of the nation’s ICBM weapon systems.

JBOSC – Joint Base Operations Support	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

F-35 Development (Joint Strike Fighter)	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

JRDC – Joint National Integration Center Research & Development	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

JWST – James Webb Space Telescope	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Kinetic Energy Interceptor	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight.

LAIRCM IDIQ – Large Aircraft Infrared Countermeasures Indefinite Delivery and Indefinite Quantity	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHD	Build multipurpose amphibious assault ships.

LPD	Build amphibious transport dock ships.

New York City Wireless	Provide New York City’s broadband public-safety wireless network.

NPOESS – National Polar-orbiting Operational Environmental Satellite System	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements to provide global and regional weather and environmental data.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

NTS – Nevada Test Site	Manage and operate the Nevada Test Site facility and provide infrastructure support, including management of the nuclear explosives safety team, support of hazardous chemical spill testing, emergency response training and conventional weapons testing.

San Diego County IT outsourcing	Provide high-level IT consulting and services to San Diego County including data center, help desk, desktop, network, applications and cross-functional services.

Space Radar	Develop system concepts and architectures as part of the first phase of this program to provide intelligence, surveillance and reconnaissance capabilities for warfighters and the intelligence community.

STSS – Space Tracking and Surveillance System	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard infrared sensors to detect, track and discriminate ballistic missiles. The program includes two flight demonstration satellites with subsequent development and production blocks of satellites.

Treasury Communication System	Provide telecommunications infrastructure for collaboration, communication and computing as required by the U.S. Department of Treasury.

TSAT – Transformational Satellite Communications System	Develop wideband and protected communications satellite architecture and payloads.

USS Carl Vinson	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Carl Vinson (CVN 70).

UK AWACS program	Provide aircraft-maintenance and design-engineering support services.

Virginia IT outsourcing	Provide high-level IT consulting and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

Virginia-class Submarines	Construct the newest attack submarine in conjunction with Electric Boat.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, short-term investments, and long-term notes receivable. At March 31, 2007, substantially all borrowings were fixed-rate long-term debt obligations, of which a significant portion are not callable until maturity. The company’s sensitivity to a 1 percent change in interest rates is tied primarily to its $2 billion credit agreement, which had $300 million outstanding at March 31, 2007.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At March 31, 2007, the amount of foreign currency forward contracts outstanding was not material.

NORTHROP GRUMMAN CORPORATION

The company does not consider the market risk exposure relating to foreign currency exchange to be material to the consolidated financial statements.

Accelerated Stock Repurchase – The company is subject to equity price risk due to the repurchase of common stock through its accelerated stock repurchase program (see Part II, Item 2). At the end of the program, the company is required to receive or pay a price adjustment based on the difference between the average price paid by Credit Suisse, New York Branch (Credit Suisse) for the company’s stock over the life of the program and the initial purchase price of $75.29 per share. At the company’s election, any payments obligated pursuant to the settlement of the contract could either be in cash or in shares of the company’s common stock. Changes in the fair value of the company’s common stock will impact the final settlement of the program. Settlement is expected to occur in the second quarter of 2007, depending upon the timing and pace of open market purchases. Assuming Credit Suisse purchases the remaining shares at a price per share equal to the closing price of the company’s common stock on March 30, 2007 ($74.22), Credit Suisse would be required to reimburse approximately $13.2 million (net of related settlement fees and other items) to the company to complete the transaction.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of March 31, 2007, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2007, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

As previously disclosed, in October 2005, the U.S. Department of Justice and a classified U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. The relationship, if any, between the potential claims and a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California remains unclear to the company. In the third quarter of 2006, the parties commenced settlement discussions. While the company continues to believe that it did not breach the contracts in question and that it acted appropriately in this matter, the company proposed to settle the claims and any associated matters and recognized a pre-tax charge of $112.5 million in the third quarter of 2006 to cover the cost of the settlement proposal and associated investigative costs. The charge has been recorded within “General and administrative expenses” in the consolidated statements of income. The company extended the offer in an effort to avoid litigation and in recognition of the value of the relationship with this customer. The U.S. Government has advised the company that if settlement is not reached it will pursue its claims through litigation. Because of the highly technical nature of the issues involved and their classified status and because of the significant disagreement between the company and the U.S. Government as to the U.S. Government’s theories of liability and damages (including a material difference between the U.S. Government’s damage theories and the company’s offer), final resolution of this matter could take a considerable amount of time, particularly if litigation should ensue. If the U.S. Government were to pursue litigation and were to be ultimately successful on its theories of liability and damages, which could be trebled under the Federal False Claims Act, the effect upon the company’s consolidated financial position, results of operations, and cash flows would materially exceed the amount provided by the company. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. Accordingly, the ultimate disposition of this matter cannot presently be determined.

Based upon the available information regarding matters that are subject to U.S. Government investigations, other than as set out above, the company believes, but can give no assurance, that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company believes that the resolution of any of these various claims and legal proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As previously disclosed, the company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. Cogent has asserted entitlement to damages totaling in excess of $160 million, loss of goodwill and enterprise value in an amount not yet specified by the plaintiff, and other amounts, including, without limitation, exemplary damages and attorneys’ fees and interest. The trial date has been set for May 22, 2007, with a mediation scheduled for May 3, 2007. The company believes, but can give no assurance, that the outcome of this matter would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

On March 27, 2007, the U.S. District Court, Central District of California, consolidated two separately filed ERISA class actions (Grabek v. Northrop Grumman Corporation, et al., previously styled Waldbuesser v. Northrop Grumman Corporation, et al., and Heidecker v. Northrop Grumman Corporation, et al.) into the In Re Northrop Grumman Corporation ERISA Litigation for discovery and other purposes, as each allege similar issues of law and fact. As previously reported, plaintiffs in Grabek allege breaches of fiduciary duty by the company, certain of its administrative and Board committees, all members of the company’s Board of Directors, and certain company officers and employees with respect to alleged excessive, hidden and/or otherwise improper fee and expense charges to the Northrop Grumman Savings Plan and the Northrop Grumman Financial Security and Savings Plan (both of which are 401(k) plans). Heidecker asserts similar claims, but has dismissed the company’s Board of Directors. Each lawsuit seeks unspecified damages, removal of individuals acting as fiduciaries to such plans, payment of attorney fees and costs, and an accounting. The company believes, but can give no assurance, that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in the company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended March 31, 2007.

Approximate Dollar
			Total Numbers of	Value of Shares
			Shares Purchased	that May Yet
	Total Number	Average Price	as of Part of	Be Purchased
	of Shares	Paid	Publicly Announced	Under the Plans
Period	Purchased(1)	per Share	Plans or Programs	or Programs
January 1, 2007, through January 31, 2007				$1.176 billion
February 1, 2007, through February 28, 2007	7,969,185	$75.29	7,969,185	$576 million
March 1, 2007, through March 31, 2007				$576 million
Total	7,969,185	$75.29	7,969,185	$576 million

(1)	On December 14, 2006, the company’s board of directors authorized a share repurchase program of up to $1 billion of its outstanding common stock. This new authorization is in addition to $176 million remaining on the company’s previous share repurchase authorization.

Under this program, the company entered into an accelerated share repurchase agreement with Credit Suisse, New York Branch (Credit Suisse) on February 21, 2007, to repurchase approximately 8 million shares of common stock at an initial price of $75.29 per share for a total of $600 million. Under this agreement, Credit Suisse immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse began purchasing shares in the open market to settle its share borrowings. The cost of the company’s initial share repurchase is subject to adjustment based on the actual cost of the shares subsequently purchased by Credit Suisse. The price adjustment can be settled, at the company’s option, in cash or in shares of common stock.

NORTHROP GRUMMAN CORPORATION

As of March 31, 2007, Credit Suisse had purchased 3.6 million shares, or 45 percent of the shares under the agreement, at an average price per share of $72.91 net of commissions and other items. Assuming Credit Suisse purchases the remaining shares at a price per share equal to the closing price of the company’s common stock on March 30, 2007 ($74.22), Credit Suisse would be required to reimburse approximately $13.2 million to the company to complete the transaction. The settlement amount may increase or decrease depending upon the average price paid for the shares under the program. Settlement is expected to occur in the second quarter of 2007, depending upon the timing and pace of the purchases, and would result in an adjustment to shareholders’ equity.

With the exception of the accelerated share repurchase agreement with Credit Suisse noted above, share repurchases take place at management’s discretion and under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

Item 3.	Defaults Upon Senior Securities

No information is required in response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

No information is required in response to this item.

Item 5.	Other Information

No information is required in response to this item.

Item 6.	Exhibits

3	(1)	Bylaws of Northrop Grumman Corporation, as amended February 9, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K dated February 9, 2007 and filed February 13, 2007)
10	(1)	Accelerated Share Repurchase Agreement, dated February 21, 2007 between Northrop Grumman Corporation and Credit Suisse, New York Branch (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed February 22, 2007)
10	(2)	Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended September 17, 2003) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)
		*(i)	Form of Restricted Performance Stock Rights Agreement (officer), applicable to 2007 Restricted Performance Stock Rights
		*(ii)	Form of Agreement for 2007 Stock Options (officer)
		*(iii)	Terms and Conditions Applicable to Special 2007 Restricted Stock Rights Granted to James F. Palmer dated March 12, 2007
*10	(3)	Offering letter dated February 1, 2007, from Northrop Grumman Corporation to James F. Palmer relating to position of Corporate Vice President and Chief Financial Officer
10	(4)	Term Sheet for James F. Palmer for position of Corporate Vice President and Chief Financial Officer (incorporated by reference to Exhibit 99.1 to Form 8-K dated and filed February 13, 2007)
*10	(5)	Northrop Grumman Corporation Special Officer Retiree Medical Plan (As Amended and Restated Effective April 1, 2007)
*15		Letter from Independent Registered Public Accounting Firm

NORTHROP GRUMMAN CORPORATION

*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report

**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

Date: April 24, 2007	By:	/s/ Kenneth N. Heintz Kenneth N. Heintz Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)