Form 10-Q
period 2007-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2007-07-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007
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

As of July 20, 2007, 345,917,678 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	June 30,	December 31,
$ in millions	2007	2006
Assets:

Cash and cash equivalents	$521	$1,015
Accounts receivable, net of progress payments of $36,978 in 2007 and $34,085 in 2006	3,685	3,566
Inventoried costs, net of progress payments of $1,353 in 2007 and $1,226 in 2006	1,157	1,178
Deferred income taxes	654	706
Prepaid expenses and other current assets	244	254
Total current assets	6,261	6,719

Property, plant, and equipment, net of accumulated depreciation of $3,230 in 2007 and $3,015 in 2006	4,539	4,531
Goodwill	17,639	17,219
Other purchased intangibles, net of accumulated amortization of $1,621 in 2007 and $1,555 in 2006	1,139	1,139
Pension and postretirement benefits asset	1,298	1,349
Other assets	1,152	1,052
Total assets	$32,028	$32,009

Liabilities:
Notes payable to banks	$32	$95
Current portion of long-term debt	141	75
Trade accounts payable	1,506	1,686
Accrued employees’ compensation	1,160	1,177
Advance payments and billings in excess of costs incurred	1,583	1,571
Income taxes payable	45	535
Other current liabilities	1,655	1,614
Total current liabilities	6,122	6,753
Long-term debt, net of current portion	3,875	3,992
Mandatorily redeemable preferred stock	350	350
Pension and postretirement benefits liability	3,336	3,302
Other long-term liabilities	1,565	997
Total liabilities	15,248	15,394

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2007—343,683,664; 2006—345,921,809	344	346
Paid-in capital	11,020	11,346
Retained earnings	6,703	6,183
Accumulated other comprehensive loss	(1,287)	(1,260)
Total shareholders’ equity	16,780	16,615
Total liabilities and shareholders’ equity	$32,028	$32,009

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions, except per share	2007	2006	2007	2006
Sales and Service Revenues
Product sales	$4,638	$4,772	$8,778	$9,169
Service revenues	3,291	2,829	6,495	5,525
Total sales and service revenues	7,929	7,601	15,273	14,694
Cost of Sales and Service Revenues
Cost of product sales	3,696	3,691	6,934	7,137
Cost of service revenues	2,665	2,464	5,375	4,830
General and administrative expenses	824	764	1,539	1,441
Operating margin	744	682	1,425	1,286
Other Income (Expense)
Interest income	6	3	13	16
Interest expense	(83)	(87)	(172)	(177)
Other, net	(15)	(9)	(24)	(10)
Income from continuing operations before income taxes	652	589	1,242	1,115
Federal and foreign income taxes	192	147	395	311
Income from continuing operations	460	442	847	804
Loss from discontinued operations, net of tax		(12)		(17)
Net income	$460	$430	$847	$787
Basic Earnings (Loss) Per Share
Continuing operations	$1.34	$1.28	$2.46	$2.33
Discontinued operations		(.03)		(.05)
Basic earnings per share	$1.34	$1.25	$2.46	$2.28
Weighted average common shares outstanding, in millions	343.3	344.0	344.3	345.6
Diluted Earnings (Loss) Per Share
Continuing operations	$1.31	$1.26	$2.41	$2.29
Discontinued operations		(.03)		(.05)
Diluted earnings per share	$1.31	$1.23	$2.41	$2.24
Weighted average diluted shares outstanding, in millions	355.3	350.1	356.8	351.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Net income	$460	$430	$847	$787
Other Comprehensive Income
Change in cumulative translation adjustment	2	14	4	17
Change in unrealized loss on marketable securities, net of tax of $1 and $3 for the three and six months ended June 30, 2006, respectively		(4)		(5)
Reclassification adjustment on write-down of marketable securities, net of tax of $5 for the three and six months ended June 30, 2006		8		8
Amortization of unamortized benefit plan costs, net of tax of $5 and $9 for the three and six months ended June 30, 2007	7		15
Other comprehensive income, net of tax	9	18	19	20
Comprehensive income	$469	$448	$866	$807

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
$ in millions	2007	2006
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$3,342	$3,451
Collections on billings	12,089	10,961
Proceeds from insurance carriers related to operations	125	35
Other cash receipts	32	52
Total sources of cash-continuing operations	15,588	14,499
Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	(13,718)	(13,223)
Interest paid	(190)	(192)
Income taxes paid	(466)	(397)
Excess tax benefits from stock-based compensation	(61)	(47)
Other cash payments	(12)	(16)
Total uses of cash-continuing operations	(14,447)	(13,875)
Cash provided by continuing operations	1,141	624
Cash used in discontinued operations		(101)
Net cash provided by operating activities	1,141	523
Investing Activities
Proceeds from sale of businesses, net of cash divested		43
Payment for businesses purchased, net of cash acquired	(584)
Proceeds from sale of property, plant, and equipment	10	10
Additions to property, plant, and equipment	(298)	(324)
Payments for outsourcing contract and related software costs	(80)
Proceeds from insurance carriers related to capital expenditures	3	71
Payment for purchase of investment		(35)
Decrease in restricted cash	34
Other investing activities, net	(2)	(16)
Net cash used in investing activities	(917)	(251)
Financing Activities
Net (payments) borrowings under lines of credit	(63)	29
Principal payments of long-term debt	(66)	(521)
Proceeds from exercises of stock options and issuance of common stock	196	338
Dividends paid	(254)	(194)
Excess tax benefits from stock-based compensation	61	47
Common stock repurchases	(592)	(825)
Net cash used in financing activities	(718)	(1,126)
Decrease in cash and cash equivalents	(494)	(854)
Cash and cash equivalents, beginning of period	1,015	1,605
Cash and cash equivalents, end of period	$521	$751

NORTHROP GRUMMAN CORPORATION

	Six Months Ended
	June 30
$ in millions	2007	2006

Reconciliation of Net Income to Net Cash Provided by Operating Activities
Net Income	$847	$787
Adjustments to reconcile to net cash provided by operating activities
Depreciation	276	278
Amortization of assets	69	73
Stock-based compensation	78	107
Excess tax benefits from stock-based compensation	(61)	(47)
Loss on disposals of property, plant, and equipment	12	5
Amortization of long-term debt premium	(6)	(8)
Loss on investments		13
Decrease (increase) in
Accounts receivable	(2,949)	(2,711)
Inventoried costs	(106)	(124)
Prepaid expenses and other current assets	10	(32)
Increase (decrease) in
Progress payments	3,020	2,354
Accounts payable and accruals	(161)	(147)
Deferred income taxes	10	31
Income taxes payable	(20)	(96)
Retiree benefits	98	114
Other non-cash transactions, net	24	27
Cash provided by continuing operations	1,141	624
Cash used in discontinued operations		(101)
Net cash provided by operating activities	$1,141	$523
Non-Cash Investing and Financing Activities
Sale of businesses
Liabilities assumed by purchaser		$18
Purchase of business
Fair value of assets acquired, including goodwill	$688
Consideration given for businesses purchased	(584)
Liabilities assumed	$104

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended
	June 30
$ in millions, except per share	2007	2006
Common Stock
At beginning of period	$346	$347
Common stock repurchased	(8)	(12)
Employee stock awards and options	6	9
At end of period	344	344
Paid-in Capital
At beginning of period	11,346	11,571
Common stock repurchased	(584)	(813)
Employee stock awards and options	258	427
At end of period	11,020	11,185
Retained Earnings
At beginning of period	6,183	5,055
Net income	847	787
Adjustment to initially apply FIN 48	(66)
Dividends	(261)	(200)
At end of period	6,703	5,642
Accumulated Other Comprehensive Loss
At beginning of period	(1,260)	(145)
Adjustment to deferred tax benefit recorded on adoption of SFAS 158	(46)
Other comprehensive income	19	20
At end of period	(1,287)	(125)
Total shareholders’ equity	$16,780	$17,046
Cash dividends per share	$.74	$.56

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited consolidated condensed financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the company’s consolidated financial position, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the company’s 2006 Annual Report on Form 10-K.

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

Accounting Estimates – The company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Financial Statement Reclassifications – Certain amounts in the prior period financial statements and related notes have been reclassified to conform to the 2007 presentation, due to the business operations realignments described in Note 6.

2.	NEW ACCOUNTING STANDARDS

The disclosure requirements and cumulative effect of adoption of the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 are presented in Note 14.

Other new pronouncements issued but not effective until after June 30, 2007, are not expected to have a significant effect on the company’s consolidated financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the company beginning January 1, 2008. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair

NORTHROP GRUMMAN CORPORATION

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

On May 17, 2006 the company’s board of directors approved a 15 percent increase to the quarterly common stock dividend, from $.26 per share to $.30 per share, effective with the second quarter 2006 dividend.

4.	BUSINESS ACQUISITIONS

Essex – On January 25, 2007, the company acquired Essex Corporation (Essex) for approximately $600 million, including the assumption of debt totaling $23 million and estimated transaction costs of $15 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. The operating results of Essex are reported in the Mission Systems segment since February 1, 2007. The assets, liabilities, and results of operations of Essex were not material to the company’s consolidated financial position or results of operations and thus pro-forma information is not presented. The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for Essex. During the first quarter of 2007, approximately $66 million of the purchase price was allocated to purchased intangibles (Note 8), and the company is reviewing its preliminary fair value adjustments associated with purchased intangibles. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Management does not expect these adjustments, if any, to have a material effect on the company’s financial position or results of operations, and such adjustments will be finalized by the first quarter of 2008.

5.	BUSINESS DISPOSITIONS

2007 – During the second quarter, management announced its strategic decision to exit the business of manufacturing printed circuit boards for third parties reported within the Electronics segment as Interconnect Technologies (ITD). Sales for this business for the six months ended June 30, 2007, and 2006, were $8 million and $23 million, respectively. The shut-down of the ITD business is expected to be completed by the end of the third quarter of 2007 and is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

2006 – The company sold the assembly business unit of ITD during the first quarter of 2006 and Winchester Electronics (Winchester) during the second quarter of 2006 for net cash proceeds of $26 million and $17 million, respectively, and recognized after-tax gains of $5 million and $2 million, respectively, in discontinued operations. The results of operations of the assembly business unit of ITD and Winchester, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

The Enterprise Information Technology business, formerly reported in the Information Technology segment, was shut down and costs associated with the exit activities were not material. The results of operations of this business are reported as discontinued operations in the consolidated condensed statements of income, net of applicable income taxes.

6.	SEGMENT INFORMATION

Effective January 1, 2007, the company realigned businesses among its operating segments that possess similar customers, expertise, and capabilities. The realignment more fully leverages existing capabilities and enhances

NORTHROP GRUMMAN CORPORATION

development and delivery of highly integrated services. The realignment primarily involved the transfer of the Radio Systems business from the Space Technology segment to the Mission Systems segment and the transfer of the UK Airborne Warning and Control System program from the Information Technology segment to the Technical Services segment. On July 1, 2006, certain logistics, services and technical support programs were transferred from Electronics, Integrated Systems, Mission Systems, and Space Technology to Technical Services. The sales and segment operating margin in the following tables have been revised, where applicable, to reflect these realignments for all periods presented.

The following table presents segment sales and service revenues for the three and six months ended June 30, 2007, and 2006.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Sales and Service Revenues
Information & Services
Mission Systems	$1,542	$1,407	$2,904	$2,747
Information Technology	1,143	976	2,181	1,905
Technical Services	551	431	1,071	814
Total Information & Services	3,236	2,814	6,156	5,466

Aerospace
Integrated Systems	1,225	1,383	2,506	2,799
Space Technology	769	738	1,523	1,471
Total Aerospace	1,994	2,121	4,029	4,270

Electronics	1,723	1,610	3,314	3,114
Ships	1,359	1,437	2,515	2,570
Intersegment eliminations	(383)	(381)	(741)	(726)
Total sales and service revenues	$7,929	$7,601	$15,273	$14,694

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating margin reconciled to total operating margin for the three and six months ended June 30, 2007, and 2006.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Operating Margin
Information & Services
Mission Systems	$160	$144	$279	$269
Information Technology	90	84	176	164
Technical Services	32	38	60	62
Total Information & Services	282	266	515	495

Aerospace
Integrated Systems	149	141	309	289
Space Technology	69	60	128	118
Total Aerospace	218	201	437	407

Electronics	173	172	354	348
Ships	134	129	213	197
Intersegment eliminations	(28)	(26)	(57)	(52)
Total segment operating margin	779	742	1,462	1,395
Non-segment factors affecting operating margin
Unallocated expenses	(63)	(48)	(98)	(87)
Net pension adjustment	28	(12)	61	(22)
Total operating margin	$744	$682	$1,425	$1,286

Unallocated Expenses – This reconciling item includes the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses not considered allowable or allocable under applicable United States (U.S.) Government Cost Accounting Standards (CAS) and the Federal Acquisition Regulation, and therefore not allocated to the segments.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended June 30, 2007, and 2006, pension expense determined in accordance with GAAP was $87 million and $113 million, respectively, and pension expense determined in accordance with CAS amounted to $115 million and $101 million, respectively. For the six months ended June 30, 2007, and 2006, pension expense determined in accordance with GAAP was $174 million and $225 million, respectively, and pension expense determined in accordance with CAS was $235 million and $203 million, respectively.

7.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – Diluted earnings per share includes the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans and, for 2007, the company’s mandatorily redeemable convertible series B preferred stock. The dividends and the 6.4 million shares related to the preferred stock were not included in the diluted per share calculations for the three and six months ended June 30, 2006, because their effect was not dilutive to earnings per share. The weighted average diluted shares

NORTHROP GRUMMAN CORPORATION

outstanding for the three and six months ended June 30, 2007, exclude stock options to purchase approximately 5,000 and 19,000 shares, respectively, since such options have an exercise price in excess of the average market price of the company’s common stock during the period. The weighted average diluted shares outstanding for the three and six months ended June 30, 2006, exclude stock options to purchase approximately zero and 20,000 shares, respectively.

Diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share	2007	2006	2007	2006
Diluted Earnings per Share
Income from continuing operations	$460	$442	$847	$804
Add dividends on mandatorily redeemable convertible preferred stock	6		12
Income available to common shareholders from continuing operations	$466	$442	$859	$804
Weighted-average common shares outstanding	343.3	344.0	344.3	345.6
Dilutive effect of stock options, awards and mandatorily redeemable convertible preferred stock	12.0	6.1	12.5	6.2
Weighted-average diluted shares outstanding	355.3	350.1	356.8	351.8
Diluted earnings per share from continuing operations	$1.31	$1.26	$2.41	$2.29

Share Repurchases – On December 14, 2006, the company’s board of directors authorized a share repurchase program of up to $1 billion of its outstanding common stock. This authorization was in addition to $176 million remaining on the company’s previous share repurchase authorization which commenced in November 2005. As of June 30, 2007, the company has $584 million authorized for share repurchases remaining.

Since November 2005 the company has entered into three separate accelerated share repurchase agreements with Credit Suisse, New York Branch (Credit Suisse) to repurchase shares of common stock. Credit Suisse in each case immediately borrowed shares that were sold to and canceled by the company. Subsequently, Credit Suisse purchased shares in the open market to settle its share borrowings. The cost of the company’s share repurchases were subject to adjustment based on the actual cost of the shares subsequently purchased by Credit Suisse. If additional cost was owed by the company upon settlement, the price adjustment could have been settled, at the company’s option, in cash or in shares of common stock.

The table below summarizes the accelerated share repurchase transactions:

					Final
					Average
	Shares	Purchase		Final Price	Purchase
	Repurchased	Price Per	Completion	Adjustment	Price Per
Agreement Date	(In millions)	Share	Date	(in millions)	Share
November 4, 2005	9.1	$55.15	March 1, 2006	$37	$59.05
March 6, 2006	11.6	64.78	May 26, 2006	37	68.01
February 21, 2007	8.0	75.29	June 7, 2007	(8)	73.86

As of June 7, 2007, Credit Suisse completed its purchases under the latest agreement, and paid the company $8 million for the final purchase price adjustment under the terms of the agreement.

NORTHROP GRUMMAN CORPORATION

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

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amounts of goodwill for the six months ended June 30, 2007, were as follows:

		Goodwill			Fair Value
		Transferred		Adjustment	Adjustments to
	Balance as of	in Segment	Goodwill	to initially	to Net Assets	Balance as of
$ in millions	December 31, 2006	Realignment	Acquired	apply FIN 48	Acquired	June 30, 2007
Mission Systems	$3,883	$346	$521	$(22)	$(6)	$4,722
Information Technology	2,219			(7)	(6)	2,206
Technical Services	787	34		(3)	(2)	816
Integrated Systems	976					976
Space Technology	3,254	(380)		(18)	(5)	2,851
Electronics	2,516			(1)	(7)	2,508
Ships	3,584			(12)	(12)	3,560
Total	$17,219	$—	$521	$(63)	$(38)	$17,639

Fair Value Adjustments to Net Assets Acquired - The fair value adjustments were primarily due to the reversal of uncertain tax liabilities in conjunction with a favorable settlement of Internal Revenue Service (IRS) audits of pre-acquisition period tax returns (See Note 14).

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,660	$(1,552)	$1,108	$2,594	$(1,487)	$1,107
Other purchased intangibles	100	(69)	31	100	(68)	32
Total	$2,760	$(1,621)	$1,139	$2,694	$(1,555)	$1,139

During the quarter ended March 31, 2007, approximately $66 million of the Essex purchase price was allocated to purchased intangible assets with a weighted average life of 6 years, and are included as part of contract and program intangibles.

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted average period of 21 years. Aggregate amortization expense for the three and six months ended June 30, 2007, was $33 and $66 million, respectively.

NORTHROP GRUMMAN CORPORATION

The table below shows expected amortization for purchased intangibles for the remainder of 2007 and for the next five years:

$ in millions
Year Ended December 31
2007 (July 1 – December 31)	$66
2008	122
2009	112
2010	92
2011	53
2012	52

9.	LITIGATION

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

On May 17, 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems.” By letter dated June 5, 2007, the Coast Guard stated that the revocation of acceptance also was based on alleged “nonconforming topside equipment” on the vessels. The contract value associated with the eight converted vessels is approximately $85 million. The Coast Guard has not specified the amount of damages sought in connection with the eight vessels. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. However, the

NORTHROP GRUMMAN CORPORATION

company believes, but can give no assurance, that the outcome of this matter would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Based upon the available information regarding matters that are subject to U.S. Government investigations, other than certain matters as set out above, the company believes, but can give no assurance, that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company believes that the resolution of any of these various claims and legal proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As previously disclosed, the company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. Cogent has asserted entitlement to damages totaling in excess of $160 million, loss of goodwill and enterprise value in an amount not yet specified by the plaintiff, and other amounts, including, without limitation, exemplary damages and attorneys’ fees and interest. In early May 2007, the court granted Cogent’s motion for summary judgment on its declaratory relief cause of action and ordered that a prior license agreement between Cogent and the company related to the British Police Force’s National Automatic Fingerprint Identification System program did not give the company the right to sell, market, license, use, disclose, disseminate, or otherwise transfer Cogent’s technology, software, source code, trade secrets, or confidential and proprietary information and any information or products derived therefrom, including any benchmark system or other system for use in connection with a follow-on system for the British Police Force called IDENT1; and ordered the company to immediately return to Cogent all of Cogent’s proprietary technology, including Cogent’s software and source code. In recent discovery responses, by declaration of counsel, Cogent has stated that it no longer seeks damages based on its loss of enterprise value or goodwill. The trial, previously set for May 22, 2007, has been continued until September 4, 2007. The company believes, but can give no assurance, that the outcome of this matter would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As previously reported, on March 27, 2007, the U.S. District Court, Central District of California, consolidated two separately filed ERISA class actions (Grabek v. Northrop Grumman Corporation, et al., previously styled Waldbuesser v. Northrop Grumman Corporation, et al., and Heidecker v. Northrop Grumman Corporation, et al.) into the In Re Northrop Grumman Corporation ERISA Litigation for discovery and other purposes, as each allege similar issues of law and fact. Also as previously reported, plaintiffs in Grabek allege breaches of fiduciary duty by the company, certain of its administrative and Board committees, all members of the company’s Board of Directors, and certain company officers and employees with respect to alleged excessive, hidden and/or otherwise improper fee and expense charges to the Northrop Grumman Savings Plan and the Northrop Grumman Financial Security and Savings Plan (both of which are 401(k) plans). Heidecker asserts similar claims, but had dismissed the company’s Board of Directors. On May 21, 2007, the Court granted a motion to dismiss with prejudice the company and the Board of Directors from the Grabek litigation. On May 25, 2007, the Court entered an order dismissing the company with prejudice from the Heidecker lawsuit, the Directors having been previously dismissed as noted above. Each lawsuit seeks unspecified damages, removal of individuals acting as fiduciaries to such plans, payment of attorney fees and costs, and an accounting. The company believes, but can give no assurance, that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Insurance Recovery – Property damage from Hurricane Katrina is covered by the company’s comprehensive property insurance program. The insurance provider for coverage of property damage losses over $500 million, FM Global Insurance (FM Global), has advised management of a disagreement regarding coverage for certain losses above $500 million. As a result, the company has taken legal action against the insurance provider as the

NORTHROP GRUMMAN CORPORATION

company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. However, based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter (See Note 11).

Provisions for Legal & Investigative Matters – Litigation accruals are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure to the company may vary from earlier estimates as further facts and circumstances become known. During the three months ended June 30, 2007, the company recorded a $50 million provision for various legal and investigative matters.

10.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of costs not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2007, the amounts recorded are not material individually or in the aggregate.

In April 2007, the company was notified by the prime contractor on the Wedgetail contract that it anticipates the prime contractor’s delivery dates will be late and this could subject the prime contractor to liquidated damages from the customer. Should liquidated damages be assessed, the company would share in a proportionate amount of those damages to a maximum of approximately $40 million. As of June 30, 2007, the company has not been notified by the prime contractor as to any claim for liquidated damages. Until such time as liquidated damages are assessed by the customer, it is not possible to determine the impact to the financial statements, if any, that such charges would have to the company.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will be required to incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2007, the range of reasonably possible future costs for environmental remediation sites was $220 million to $314 million, of which $241 million is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Income Tax Matters – The company has exposure related to income tax matters arising from indemnifications of businesses divested. The company periodically assesses these exposures for all tax years that are open under the applicable statute of limitations and records a liability, including related interest charges, where it has determined that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities under

NORTHROP GRUMMAN CORPORATION

indemnification agreements for businesses divested are recorded at fair value at the inception of the indemnification and presented within income taxes payable. These primarily relate to indemnifications of foreign taxes as a result of the divestiture of TRW Auto in 2003 and total approximately $146 million and $145 million at June 30, 2007, and December 31, 2006, respectively. Management does not believe that the resolution of any of these income tax exposures will have a material adverse effect on the company’s consolidated financial position or results of operations.

Co-Operative Agreements – In 2003, Ships executed agreements with the states of Mississippi and Louisiana whereby Ships leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ships to these states.

As of June 30, 2007, Ships has met its obligations under the Mississippi agreement and remains obligated under the Louisiana agreement to maintain a minimum average of 5,200 full-time employees in the state of Louisiana at the end of any four-year period occurring between January 1, 2003, and December 31, 2010.

Failure by Ships to meet the Louisiana commitment would result in reimbursement by Ships to Louisiana in accordance with the agreement. As of June 30, 2007, Ships expects that all future commitments under the Louisiana agreement will be met based on its most recent business plan.

Financial Arrangements – In the ordinary course of business, the company utilizes standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At June 30, 2007, there were $389 million of unused stand-by letters of credit, $148 million of bank guarantees, and $548 million of surety bonds outstanding.

In December 2006, Ships entered into a loan agreement with the Mississippi Business Finance Corporation (MBFC) under which Ships received access to $200 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds by the MBFC. The loan accrues interest payable semi-annually at a fixed rate of 4.55 percent per annum. The company’s obligation related to these bonds is recorded in “Long-term debt” in the consolidated condensed statements of financial position. The bonds are subject to redemption at the company’s discretion on or after December 1, 2016, and mature on December 1, 2028. The bond issuance proceeds must be used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi. As of June 30, 2007, approximately $105 million was used by Ships and the remaining $95 million was recorded in other assets as restricted cash in the consolidated condensed statement of financial position. Repayment of the bonds is guaranteed by the company.

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

NORTHROP GRUMMAN CORPORATION

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

Related Party Transactions – The company had no material related party transactions for any period presented.

11.	HURRICANE KATRINA

Background – On August 29, 2005, the company’s operations in the Gulf Coast area of the United States were significantly impacted by Hurricane Katrina. The company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane.

As a result of the storm, the company has incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. As of the date of the storm, the company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability (referred to in this discussion generally as “lost profits”), and costs associated with clean-up and recovery.

Insurance Coverage Summary – The company’s property insurance program at the time of loss was established in two layers of coverage. The primary (first) layer of coverage was provided by a syndicate of leading insurers and covered losses up to $500 million. The excess (second) layer of coverage was provided by a single insurer – FM Global. This excess layer reimburses the company for losses above $500 million up to the policy limit of approximately $20 billion.

In prior years, the company has experienced damage from other storms and events and the company has had success in obtaining recovery from its insurers for covered damages. Based on its prior experience with processing insurance claims, the company has a well-defined process for developing, analyzing and preparing its claims for insurance recovery.

Accounting for Insurance Recoveries – The company makes various assessments and estimates in determining amounts to record as insurance recoveries, including ascertaining whether damages are covered by insurance and assessing the viability and financial well-being of its insurers. The company and its insurers in the first layer of coverage reached an arrangement whereby the company submitted detailed requests for reimbursement of its clean-up, restoration and capital asset repair or replacement costs while its overall claim was in the process of being evaluated by the insurers. After such requests were reviewed by the insurers, progress payments against the overall coverage limits were approved by the insurers. Based on prior experience with insurance recoveries, and in reliance on the acceptance by the insurers of the company’s claim reimbursement process, the company recognized a receivable from the insurers in the first layer of coverage as costs were incurred, and offset the receivable with progress payments as received. Since the submission of its claim, the company has accrued receivables from the insurers for amounts included in the claim relating to its asset impairment and clean-up and recovery costs, offset by progress payments made by the insurers as described above.

In accordance with U.S. government cost accounting regulations affecting the majority of the company’s contracts, the cost of insurance premiums for all coverage other than “coverage of profit” is an allowable cost that may be charged to long-term contracts. Because the majority of long-term contracts at the shipyards are flexibly-priced, the government customer would benefit from the majority of insurance recoveries in excess of the net book value of damaged assets and the costs for clean-up and recovery. In a similar manner, losses on property damage that are not recovered through insurance are required to be included in the company’s overhead pools for allocation to long-term contracts under a systematic process. The company is currently in discussions with its government customers to determine an appropriate methodology to be used to account for these amounts for government contract purposes. The company anticipates that the ultimate outcome of such discussions will not have a material adverse affect on the consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

The company has full entitlement to insurance recoveries related to lost profits; however, because of uncertainties concerning the ultimate determination of recoveries related to lost profits, in accordance with company policy no such amounts are recognized by the company until they are settled with the insurers. Furthermore, due to the uncertainties with respect to the company’s disagreement with FM Global, no receivables have been recognized by the company in the accompanying consolidated condensed financial statements for insurance recoveries from the second insurance layer.

Insurance Claim – The company’s aggregate claim for insurance recovery as a result of Hurricane Katrina is estimated to be $1,216 million, consisting of clean-up and restoration costs of $278 million, property damages and other capital expenditures of $572 million and lost profits of $366 million. Certain amounts within the overall claim are still in the process of being finalized and the overall value of the claim may change from these amounts.

In June 2007, the company reached a final agreement with all but one of the insurers in its first layer of coverage under which the insurers agreed to pay their policy limits (less the policy deductible and certain other minor costs). As a result of the agreement regarding the claims from the first layer of coverage, the company received a total insurance recovery for damages to the shipyards of $466 million reflecting policy limits less certain minor costs. The company is continuing to seek recovery of its claim from the remaining insurer in the first layer that did not participate in the agreement. As a result of the agreement, the company received final cash payments totaling $113 million in the quarter ended June 30, 2007, of which $62 million has been attributed to the recovery of lost profits due to the storm and recognized in the consolidated condensed statement of income for this period as an adjustment to operating margin (cost of product sales) in the Ships segment. Through June 30, 2007, cumulative proceeds from the agreement have also been used to fund $126 million in capital expenditures for assets fully or partially damaged by the storm and $278 million in clean-up and restoration costs. Insurance recoveries received to date have enabled the company to recover the entire net book value of $98 million of assets totally or partially destroyed by the storm. To the extent that the company is unsuccessful in receiving the full value of its remaining claim relating to capital assets, the company will fund the capital expenditures. Through June 30, 2007, the company has incurred capital expenditures totaling $239 million related to assets damaged by the hurricane, of which approximately two-thirds represents the replacement cost of assets destroyed and the remainder represents the capitalized value of asset improvements that extended the useful life of assets damaged by the storm.

The company expects that its residual claim will be resolved separately with the remaining insurers in each of its two layers of coverage, and the company has pursued the resolution of its claim with that understanding. The insurer for the second layer of coverage has denied coverage for substantial portions of the company’s claim and the parties are presently in litigation to resolve this matter (see Note 9).

Aside from contract cost adjustments recognized immediately following the hurricane and the subsequent effects of lower contract margins thereafter resulting from hurricane related cost growth, delay and disruption to contracts-in-progress, no other losses have been, or are expected to be, experienced by the company related to matters covered by insurance.

NORTHROP GRUMMAN CORPORATION

12.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefits		Benefits		Life Benefits
$ in millions	2007	2006	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$197	$185	$13	$17	$393	$370	$26	$35
Interest cost	312	292	41	47	624	583	82	94
Expected return on plan assets	(444)	(393)	(14)	(13)	(887)	(786)	(29)	(26)
Amortization of:
Prior service costs	9	9	(16)	(1)	19	18	(32)	(3)
Net loss from previous years	13	20	6	8	25	40	12	16
Net periodic benefit cost	$87	$113	$30	$58	$174	$225	$59	$116
Defined contribution plans cost	$63	$67			$145	$134

Employer Contributions – The company expects to contribute approximately $155 million to its pension plans and approximately $217 million to its medical and life benefit plans in 2007. As of June 30, 2007, contributions of $65 million and $69 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

13.	STOCK-BASED COMPENSATION

At June 30, 2007, the company had stock-based awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, and the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and the 1995 Stock Plan for Non-Employee Directors, as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

Compensation Expense – Total pre-tax stock-based compensation for the six months ended June 30, 2007, and 2006, was $78 million and $107 million, respectively, of which $7 million and $6 million, related to Stock Options and $71 million and $101 million related to Stock Awards, respectively. Tax benefits recognized in the consolidated condensed statements of income for stock-based compensation during the six months ended June 30, 2007, and 2006, were $30 million and $38 million, respectively. In addition, the company realized excess tax benefits of $39 million and $42 million from the exercise of Stock Options and $22 million and $5 million from the vesting of Stock Awards in the six months ended June 30, 2007, and 2006, respectively.

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

NORTHROP GRUMMAN CORPORATION

The significant weighted average assumptions relating to the valuation of the company’s Stock Options for the six months ended June 30, 2007, and 2006, were as follows:

	2007	2006
Dividend yield	2.1%	1.6%
Volatility rate	20%	25%
Risk-free interest rate	4.6%	4.6%
Expected option life (years)	6.0	6.0

The weighted average grant date fair value of Stock Options granted during the six months ended June 30, 2007, and 2006, was $15 and $18 per share, respectively.

Stock Option activity for the six months ended June 30, 2007, was as follows:

		Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	Under Option	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2007	19,887,941	$49	5.0 years	$367
Granted	834,617	72
Exercised	(4,132,048)	49
Cancelled and forfeited	(12,856)	36
Outstanding at June 30, 2007	16,577,654	$50	5.0 years	$454
Vested and expected to vest in the future at June 30, 2007	16,485,552	$50	4.9 years	$453
Exercisable at June 30, 2007	14,837,349	$49	4.5 years	$432
Available for grant at June 30, 2007	11,930,679

The total intrinsic value of options exercised during the six months ended June 30, 2007, and 2006, was $100 million and $120 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at June 30, 2007 (for outstanding options), less the applicable exercise price.

Stock Awards – Compensation expense for Stock Awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. During the six months ended June 30, 2007, 2.6 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $198 million and a grant date fair value of $124 million. During the six months ended June 30, 2006, 2.4 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $155 million and a grant date fair value of $132 million. There were 3.4 million Stock Awards granted in the six months ended June 30, 2006, with a weighted average grant date fair value of $65 per share.

NORTHROP GRUMMAN CORPORATION

Stock Award activity for the six months ended June 30, 2007, was as follows:

		Weighted Average	Weighted Average
	Stock	Grant Date	Remaining
	Awards	Fair Value	Contractual Term
Outstanding at January 1, 2007	7,364,227	$57	1.3 years
Granted (including performance adjustment on shares vested)	2,613,561	64
Vested	(2,630,193)	47
Forfeited	(156,673)	61
Outstanding at June 30, 2007	7,190,922	$63	1.5 years
Available for grant at June 30, 2007	4,981,024

Unrecognized Compensation Expense – At June 30, 2007, there was $288 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $21 million relates to Stock Options and $267 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted average period of 1.7 years.

14.	IMPLEMENTATION OF FIN 48

The company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the company adjusted the estimated value of its uncertain tax positions on January 1, 2007, by recognizing additional liabilities totaling $66 million through a charge to retained earnings, and reducing the carrying value of uncertain tax positions resulting from prior acquisitions by $63 million through a reduction of goodwill. Upon the adoption of FIN 48, the estimated value of the company’s uncertain tax positions was a liability of $514 million. If the company’s positions are sustained by the taxing authority in favor of the company, approximately $331 million would be treated as a reduction of goodwill, and the balance of $183 million would reduce the company’s effective tax rate. The company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. As of January 1, 2007, the company had accrued approximately $55 million for the payment of tax-related interest and penalties.

The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently examining the company’s U.S. income tax returns for 1999 – 2003, including pre-acquisition activities of acquired companies, and in the first quarter of 2007 commenced an examination of the company’s U.S. income tax returns for 2004 – 2005. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

During the second quarter of 2007, the company entered into a partial settlement agreement with the IRS for the tax years 2001 – 2003. The company reduced its liability for uncertain tax positions related to the partial settlement agreement and other matters by $52 million during the second quarter of 2007, of which $36 million was recorded as a reduction of goodwill.

NORTHROP GRUMMAN CORPORATION

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	June 30,	December 31,
$ in millions	2007	2006
Cumulative translation adjustment	$25	$22
Unrealized gain on marketable securities, net of tax of $2 as of June 30, 2007, and $1 as of December 31, 2006, respectively	3	2
Unamortized benefit plan costs, net of tax of $845 as of June 30, 2007, and $900 as of December 31, 2006, respectively	(1,315)	(1,284)
Total accumulated other comprehensive loss	$(1,287)	$(1,260)

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Corporation”) as of June 30, 2007, and the related consolidated condensed statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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
July 23, 2007

NORTHROP GRUMMAN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion should be read along with the unaudited consolidated condensed financial statements included in this Form 10-Q, as well as the company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the company’s products and services, industry outlook, and business trends. Northrop Grumman (the company) provides technologically advanced, innovative products, services, and solutions in information and services, aerospace, electronics, and shipbuilding. As a prime contractor, principal subcontractor, partner, or preferred supplier, the company participates in many high-priority defense and commercial technology programs in the United States (U.S.) and abroad. The company conducts most of its business with the U.S. Government, principally the Department of Defense. The company also conducts business with foreign governments and makes domestic and international commercial sales.

Overall Operating Performance – Operating performance for the three and six months ended June 30, 2007, compared to the same period in 2006 improved in almost every consolidated financial measure. Sales, operating margin, net income, net cash from operations, and funded backlog all increased over the same period in 2006. See discussion of consolidated results starting on page I-25 and discussion of results by reportable segment starting on page I-28.

Business Outlook and Operational Trends – The company’s shipyard operations in the Gulf Coast continue to be impacted from the effects of property damage and workforce shortages resulting from hurricanes in 2005 and a recent workforce stoppage due to union negotiations. While operational issues continue to exist, management believes it has an executable recovery plan in place.

Other than the matter discussed above, there have been no material changes to the company’s products and services, industry outlook, or business trends from those disclosed in the company’s 2006 Annual Report on Form 10-K.

Notable Events – Notable events or activity during the six months ended June 30, 2007, affecting the company’s financial results included the following:

Three Months Ended March 31, 2007

■	Acquisition of Essex Corporation (Essex) – see Note 4 to the consolidated condensed financial statements in Part I, Item 1.

■	Execution of the third accelerated share repurchase agreement – see Note 7 to the consolidated condensed financial statements in Part I, Item 1.

■	Adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 – see Note 14 to the consolidated condensed financial statements in Part I, Item 1.

Three Months Ended June 30, 2007

■	$62 million operating margin gain related to settlement with certain insurance providers in connection with claims arising from Hurricane Katrina – see Note 11 to the consolidated condensed financial statements in Part I, Item 1.

■	$50 million pre-tax operating margin charge for legal and investigative provisions – see page I-26.

■	$27 million pre-tax operating margin charge recorded for the F-16 Block 60 fixed-price development combat avionics program due to a higher estimate of software integration costs to complete the Falcon Edge electronic warfare suite – see page I-37.

■	$27 million adjustment related to the favorable settlement of prior years overhead costs – see page I-35.

NORTHROP GRUMMAN CORPORATION

■	$55 million pre-tax operating margin charge related to LHD 8 due to a schedule extension and subsystem cost growth – see page I-39.

■	$11 million pre-tax operating margin charge for facility shutdown and closure costs – see page I-37.

■	Completion of the third accelerated share repurchase agreement – see Note 7 to the consolidated condensed financial statements in Part I, Item 1.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Changes in Critical Accounting Policies – There have been no changes in the company’s critical accounting policies during the three and six months ended June 30, 2007, except for the treatment of tax contingency accruals.

Effective January 1, 2007, the company began to measure and record tax contingency accruals in accordance with FIN 48. The expanded disclosure requirements of FIN 48 are presented in Note 14 to the consolidated condensed financial statements in Part I, Item I.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions, except per share	2007	2006	2007	2006
Sales and service revenues	$7,929	$7,601	$15,273	$14,694
Operating margin	744	682	1,425	1,286
Interest expense, net	(77)	(84)	(159)	(161)
Federal and foreign income taxes	192	147	395	311
Diluted earnings per share from continuing operations	1.31	1.26	2.41	2.29
Net cash provided by operating activities	741	638	1,141	523

Sales and Service Revenues
Sales and service revenues for the three and six months ended June 30, 2007, increased $328 million and $579 million, respectively, as compared with the same periods in 2006, reflecting increased revenues in all operating segments except Integrated Systems and Ships segments.

NORTHROP GRUMMAN CORPORATION

Operating Margin
Operating margin as a percentage of total sales and service revenues for the three months ended June 30, 2007, was 9.4 percent, as compared to 9 percent for the same period in 2006. The increase in operating margin was primarily due to an increase in segment operating margin of $37 million and a favorable net pension adjustment of $28 million in 2007 compared to an unfavorable net pension adjustment of $12 million in 2006, partially offset by higher unallocated expenses of $15 million. Total segment operating margin was 9.8 percent and 9.8 percent of total sales and service revenues for the three months ended June 30, 2007, and 2006, respectively.

Operating margin as a percentage of total sales and service revenues for the six months ended June 30, 2007, was 9.3 percent, as compared to 8.8 percent for the same period in 2006. The increase in operating margin was primarily due to an increase in segment operating margin of $67 million, a favorable net pension adjustment of $61 million in 2007 compared to an unfavorable net pension adjustment of $22 million in 2006, partially offset by higher unallocated expenses of $11 million. Total segment operating margin was 9.6 percent and 9.5 percent of total sales and service revenues for the six months ended June 30, 2007, and 2006, respectively.

Operating margin consists of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Segment operating margin	$779	$742	$1,462	$1,395
Unallocated expenses	(63)	(48)	(98)	(87)
Net pension adjustment	28	(12)	61	(22)
Total operating margin	$744	$682	$1,425	$1,286

Unallocated Expenses – Unallocated expenses for the three months ended June 30, 2007, increased $15 million, or 31 percent, as compared with the same period in 2006 primarily due to $50 million in higher legal and investigative provisions, partially offset by $30 million in lower post-retirement benefit costs determined under GAAP as a result of a plan design change in 2006. Unallocated expenses for the six months ended June 30, 2007, increased $11 million, or 13 percent, as compared with the same period in 2006 primarily due to $50 million in higher legal and investigative provisions, $11 million in higher group insurance costs and $10 million related to higher deferred state income taxes due to pension pre-funding in the prior year and other various costs, offset by $60 million in lower post-retirement benefit costs determined under GAAP as a result of a plan design change in 2006.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with U.S. Government Cost Accounting Standards (CAS). For the three months ended June 30, 2007, and 2006, pension expense determined in accordance with GAAP was $87 million and $113 million, respectively, and pension expense determined in accordance with CAS amounted to $115 million and $101 million, respectively. For the six months ended June 30, 2007, and 2006, pension expense determined in accordance with GAAP was $174 million and $225 million, respectively, and pension expense determined in accordance with CAS amounted to $235 million and $203 million, respectively. The reduction in GAAP pension cost primarily results from higher returns on plan assets and a voluntary pre-funding in the fourth quarter of 2006.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts and such costs for most components of the company, are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations.

NORTHROP GRUMMAN CORPORATION

Interest Expense, Net
Interest expense, net for the three months ended June 30, 2007, decreased $7 million, while interest expense, net for the six months ended June 30, 2007, decreased $2 million, as compared with the same periods in 2006. The decreases were primarily due to lower average debt outstanding in 2007 as compared with 2006.

Federal and Foreign Income Taxes
The company’s effective tax rate on income from continuing operations for the three months ended June 30, 2007, was 29.4 percent compared with 25 percent for the same period in 2006. During the three months ended June 30, 2007, the company entered into a partial settlement with the Internal Revenue Service (IRS) regarding its audits for the year ended December 31, 2001 through the year ended December 31, 2003. As a result of the favorable settlement, the company recognized tax benefits of $16 million during the second quarter of 2007. During the three months ended June 30, 2006, the company received final approval from the U.S. Congress Joint Committee on Taxation for the agreement previously reached with the IRS regarding its audit of the company’s B-2 program for the years ended December 31, 1997 through December 31, 2000. As a result of the agreement the company recognized tax benefits of $48 million during the second quarter of 2006.

The company’s effective tax rate on income from continuing operations for the six months ended June 30, 2007, was 31.8 percent compared with 27.9 percent for the same period in 2006. During the six months ended June 30, 2006, the company recognized a net tax benefit of $18 million with respect to tax credits associated with qualified wages paid to employees affected by Hurricane Katrina, in addition to the tax benefit disclosed above.

Discontinued Operations
Discontinued operations for the three months ended June 30, 2006, is primarily comprised of a $7 million after-tax loss on the results of operations of several small divested entities, including the shutdown of the Enterprise Information Technology business (formerly reported in the Information Technology segment), and a $5 million after-tax loss on the divestiture of these businesses, which includes $6 million in transaction costs incurred during the quarter. Discontinued operations for the six months ended June 30, 2006, amounted to a loss of $17 million and is related to the divestiture of the entities above. See Note 5 to the consolidated condensed financial statements in Part I, Item I.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended June 30, 2007, were $1.31, as compared with $1.26 per share in the same period in 2006. Earnings per share are based on weighted average diluted shares outstanding of 355.3 million for the three months ended June 30, 2007, and 350.1 million for the same period in 2006. See Note 7 to the consolidated condensed financial statements in Part I, Item 1.

Diluted earnings per share from continuing operations for the six months ended June 30, 2007, were $2.41, as compared with $2.29 per share in the same period in 2006. Earnings per share are based on weighted average diluted shares outstanding of 356.8 million for the six months ended June 30, 2007, and 351.8 million for the same period in 2006. See Note 7 to the consolidated condensed financial statements in Part I, Item 1.

Net Cash Provided by Operating Activities
For the three months ended June 30, 2007, the company provided net cash from operating activities of $741 million compared to $638 million for the same period in 2006. The increase of $103 million, or 16 percent, was due to $443 million in higher sources of cash primarily due to $337 million in increased cash received from customers, $90 million in higher insurance proceeds, and $19 million in less cash used from discontinued operations, offset by $359 million in higher uses of cash primarily due to a $235 million increase in cash paid to suppliers and employees and $115 million in additional income taxes paid.

For the six months ended June 30, 2007, the company provided net cash from operating activities of $1.1 billion compared to $523 million for the same period in 2006. The increase of $618 million, or 118 percent, was due to $1.1 billion in higher sources of cash primarily due to $1 billion in increased cash received from customers and

NORTHROP GRUMMAN CORPORATION

$90 million in higher insurance proceeds, and $101 million in less cash used from discontinued operations, offset by $572 million in higher uses of cash primarily due to a $495 million increase in cash paid to suppliers and employees and $69 million in additional income taxes paid.

SEGMENT OPERATING RESULTS

Effective January 1, 2007, the company realigned businesses among its operating segments that possess similar customers, expertise, and capabilities. The realignment more fully leverages existing capabilities and enhances development and delivery of highly integrated services. The realignment primarily involved the transfer of the Radio Systems business from the Space Technology segment to the Mission Systems segment and the transfer of the UK Airborne Warning and Controls System (AWACS) program from the Information Technology segment to the Technical Services segment. On July 1, 2006, certain logistics, services and technical support programs were transferred from Electronics, Integrated Systems, Mission Systems, and Space Technology to Technical Services. The sales and segment operating margin in the following tables have been revised, where applicable, to reflect these realignments for all periods presented.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Sales and Service Revenues
Information & Services
Mission Systems	$1,542	$1,407	$2,904	$2,747
Information Technology	1,143	976	2,181	1,905
Technical Services	551	431	1,071	814
Total Information & Services	3,236	2,814	6,156	5,466

Aerospace
Integrated Systems	1,225	1,383	2,506	2,799
Space Technology	769	738	1,523	1,471
Total Aerospace	1,994	2,121	4,029	4,270

Electronics	1,723	1,610	3,314	3,114
Ships	1,359	1,437	2,515	2,570
Intersegment eliminations	(383)	(381)	(741)	(726)
Sales and service revenues	$7,929	$7,601	$15,273	$14,694
Segment Operating Margin
Information & Services
Mission Systems	$160	$144	$279	$269
Information Technology	90	84	176	164
Technical Services	32	38	60	62
Total Information & Services	282	266	515	495

Aerospace
Integrated Systems	149	141	309	289
Space Technology	69	60	128	118
Total Aerospace	218	201	437	407

Electronics	173	172	354	348
Ships	134	129	213	197
Intersegment eliminations	(28)	(26)	(57)	(52)
Segment operating margin	$779	$742	$1,462	$1,395

NORTHROP GRUMMAN CORPORATION

KEY SEGMENT FINANCIAL MEASURES

Operating Performance Assessment and Reporting
The company manages and assesses the performance of its businesses based on its performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates and Judgments described on page I-25. Based on this approach and the nature of the company’s operations, the discussion of results of operations generally focuses around the company’s seven reportable segments versus distinguishing between products and services. Product sales are predominantly generated in the Electronics, Integrated Systems, Space Technology and Ships segments, while the majority of the company’s service revenues are generated by the Information Technology, Mission Systems and Technical Services segments.

Funded Contract Acquisitions
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

Sales and Service Revenues
Period-to-period sales generally vary less than funded contract acquisitions and reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Unless otherwise described, volume generally refers to increases (or decreases) in revenues incurred due to varying production activity levels, delivery rates, or service levels on individual contracts. Volume changes will typically carry a corresponding margin change based on the margin rate for a particular contract.

Segment Operating Margin
Segment operating margin reflects the performance of segment contracts and programs. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and other retiree benefits, and other expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments. Changes in segment operating margin are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating margin changes are accounted for on a cumulative to date basis at the time an EAC change is recorded.

Operating margin may also be affected by, among other things, the effects of workforce stoppages, the effects of natural disasters (such as hurricanes), resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized (such as warranty reserves) could also impact contract earnings. Where such items have occurred, a separate description is provided.

Contract Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-Q are included in the “Glossary of Programs” beginning on page I-42.

NORTHROP GRUMMAN CORPORATION

INFORMATION & SERVICES

Mission Systems
Mission Systems is a leading global system integrator of complex, mission-enabling systems for government, military, and commercial customers. Products and services are grouped into the following business areas: Command, Control and Communications (C3); Intelligence, Surveillance and Reconnaissance (ISR); and Missile Systems.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Funded Contract Acquisitions	$1,205	$1,217	$2,901	$3,042
Sales and Service Revenues	1,542	1,407	2,904	2,747
Segment Operating Margin	160	144	279	269
As a percentage of segment sales	10.4%	10.2%	9.6%	9.8%

Funded Contract Acquisitions
Mission Systems funded contract acquisitions for the three months ended June 30, 2007, decreased $12 million, or 1 percent, in 2007 as compared with the same period in 2006, reflecting lower funding due to timing and programs completed or nearing completion, primarily in Missile Systems, partially offset by a net increase in acquisitions of $66 million in ISR and $48 million in C3. Funded contract acquisitions during the three months ended June 30, 2007, includes $84 million for the F-22 program, $49 million for the Joint National Integration Center Research & Development (JRDC) program and $39 million for the Space Based Space Surveillance (SBSS) program.

Mission Systems funded contract acquisitions for the six months ended June 30, 2007, decreased $141 million, or 5 percent, as compared with the same period in 2006, primarily due to the receipt of delayed funding upon approval of the federal defense budget during the first quarter of 2006, partially offset by $146 million of funded backlog from the acquisition of Essex during the first quarter of 2007. Funded contract acquisitions during the six months ended June 30, 2007, include $345 million for the Intercontinental Ballistic Missile (ICBM) program, $138 million of funding for the JRDC program, $110 million for the F-22 program, $74 million for the Ground-Based Midcourse Defense Fire Control and Communications (GFC/C) program and $61 million for the SBSS program.

Sales and Service Revenues
Mission Systems revenue for the three months ended June 30, 2007, increased $135 million, or 10 percent, as compared with the same period in 2006. The increase was primarily due to $70 million in higher sales in Missile Systems, $64 million in higher sales in ISR, and $19 million in higher sales in C3. The increase in Missile Systems is due to higher volume associated with higher funding levels in the Kinetic Energy Interceptors (KEI) program. The increase in ISR is due to the acquisition of Essex. The increase in C3 is across multiple programs, partially offset by lower volume in the F-35 development program as the hardware development component of the contract winds down in 2007.

Mission Systems sales for the six months ended June 30, 2007, increased $157 million, or 6 percent, as compared with the same period in 2006. The increase was primarily due to $100 million in higher sales in ISR and $88 million in higher sales in Missile Systems, partially offset by $18 million in lower sales in C3. The increase in ISR is primarily due to the acquisition of Essex. The increase in Missile Systems is primarily due to higher volume associated with higher funding levels in the KEI program. The lower sales in C3 are primarily due to lower volume in the F-35 development program as the hardware development component of the contract winds down in 2007.

NORTHROP GRUMMAN CORPORATION

Segment Operating Margin
Mission Systems operating margin for the three months ended June 30, 2007, increased $16 million, or 11 percent, as compared with the same period in 2006. The increase in operating margin includes net performance improvements totaling $14 million, primarily due to the elimination of risk associated with hardware obsolescence on the GFC/C program, volume discounts achieved with suppliers on increases in customer order quantities on the Force XXI Battle Brigade and Below (FBCB2) I-Kits program and lower labor costs and favorable pricing of supplier procured materials on the Command Post Platform (CPP) program, partially offset by positive improvement in the F-22 program associated with hardware qualifications and deliveries in the second quarter of 2006. Net performance improvements were partially offset by $3 million in higher amortization of purchased intangibles, resulting from the acquisition of Essex.

Mission Systems operating margin for the six months ended June 30, 2007, increased $10 million, or 4 percent, as compared with the same period in 2006. The increase in operating margin includes net performance improvements totaling $11 million, primarily from the GFC/C, CPP and FBCB2 I-Kits programs due to the reasons noted above, partially offset by positive improvement in the ICBM program in the first six months of 2006 due to mitigation of certain production risks. Net performance improvements were partially offset by $4 million in higher amortization of purchased intangibles.

Information Technology
Information Technology is a premier provider of advanced information technology (IT) solutions, engineering, and business services for government and commercial customers. Products and services are grouped into the following business areas: Intelligence; Civilian Agencies; Commercial, State & Local (CS&L); and Defense.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Funded Contract Acquisitions	$979	$924	$1,959	$2,132
Sales and Service Revenues	1,143	976	2,181	1,905
Segment Operating Margin	90	84	176	164
As a percentage of segment sales	7.9%	8.6%	8.1%	8.6%

Funded Contract Acquisitions
Information Technology funded contract acquisitions for the three months ended June 30, 2007, increased $55 million, or 6 percent, as compared with the same period in 2006, representing increases of approximately $30 million in all business areas except Defense, which decreased $27 million. Significant non-restricted acquisitions during the three months ended June 30, 2007, included $89 million for the San Diego County IT outsourcing program and $75 million for the New York City Wireless program.

Information Technology funded contract acquisitions for the six months ended June 30, 2007, decreased $173 million, or 8 percent, as compared with the same period in 2006, primarily reflecting decreases of $76 million in Intelligence, $66 million in CS&L and $10 million in Civilian Agencies. Significant non-restricted acquisitions during the six months ended June 30, 2007, included $89 million for the San Diego County IT outsourcing program, $75 million for the New York City Wireless program, and $57 million for the Treasury Communication System program.

Sales and Service Revenues
Information Technology revenue for the three months ended June 30, 2007, increased $167 million, or 17 percent, as compared with the same period in 2006. The increase was primarily due to $86 million in higher sales in CS&L and $65 million in higher sales in Intelligence. The higher sales in CS&L primarily reflect higher volume from programs awarded in 2006, including the Virginia IT outsourcing, New York City Wireless, and San Diego County IT outsourcing programs due to increased funding and activity. The increased sales in Intelligence primarily reflect new restricted program wins.

NORTHROP GRUMMAN CORPORATION

Information Technology sales for the six months ended June 30, 2007, increased $276 million, or 14 percent, as compared with the same period in 2006. The increase was primarily due to $157 million in higher sales in CS&L and $117 million in higher sales in Intelligence, primarily due to the reasons noted above.

Segment Operating Margin
Information Technology operating margin for the three months ended June 30, 2007, increased $6 million, or 7 percent, as compared with the same period in 2006, primarily attributable to net margin increases in various Civilian Agencies programs recognized upon completion of performance. The lower overall operating margin rate reflects a higher percentage of newly commenced state and local programs at lower margin rates.

Information Technology operating margin for the six months ended June 30, 2007, increased $12 million, or 7 percent, as compared with the same period in 2006. Volume changes contributed $6 million to the 2007 operating margin increase, primarily driven by the higher sales mentioned above. Net performance improvements contributed $6 million to the 2007 margin increase, primarily due to performance improvements in various Civilian Agencies programs as described above. The lower operating margin rate reflects a higher percentage of newly commenced state and local programs and the one-time investment costs to implement new business systems.

Technical Services
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, and also provides a wide-array of technical services including training and simulation. Services are grouped into the following business areas: Systems Support, Life Cycle Optimization and Engineering (LCOE), and Training and Simulation.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Funded Contract Acquisitions	$575	$631	$1,037	$1,176
Sales and Service Revenues	551	431	1,071	814
Segment Operating Margin	32	38	60	62
As a percentage of segment sales	5.8%	8.8%	5.6%	7.6%

Funded Contract Acquisitions
Technical Services funded contract acquisitions for the three months ended June 30, 2007, decreased $56 million, or 9 percent, as compared with the same period in 2006, primarily representing a decrease of $298 million in Training and Simulation, an increase of $219 million in Systems Support, and an increase of $37 million in LCOE. Significant acquisitions during the three months ended June 30, 2007 included $221 million for the Nevada Test Site (NTS) program, $57 million for the Joint Base Operations Support (JBOSC) program, and $32 million for the Hunter program.

Technical Services funded contract acquisitions for the six months ended June 30, 2007, decreased $139 million, or 12 percent, as compared with the same period in 2006, primarily representing a decrease of $311 million in Training and Simulation, an increase of $144 million in Systems Support, and an increase of $13 million in LCOE. Significant acquisitions during the six months ended June 30, 2007, included $285 million for the NTS program, $134 million for the JBOSC program, $67M for the Hunter program, and $52M for the Ft. Irwin program.

Sales and Service Revenues
Technical Services revenue for the three months ended June 30, 2007, increased $120 million, or 28 percent, as compared with the same period in 2006. The increase was primarily driven by $120 million in sales volume on the NTS program which began in July of 2006.

NORTHROP GRUMMAN CORPORATION

Technical Services sales for the six months ended June 30, 2007, increased $257 million, or 32 percent, as compared with the same period in 2006. The increase was driven by $222 million in sales volume on the NTS program, which began in July of 2006.

Segment Operating Margin
Technical Services operating margin for the three months ended June 30, 2007, decreased $6 million, or 16 percent, as compared with the same period in 2006, primarily due to favorable 2006 margin adjustments to close out contracts for spares production on fixed price contracts on the APG-66 program. The decrease was reduced by $4 million in volume increases which were attributable to the NTS program, which began in July 2006.

Technical Services operating margin for the six months ended June 30, 2007, decreased $2 million, or 3 percent, as compared with the same period in 2006, primarily due to the reasons noted above.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Funded Contract Acquisitions	$702	$848	$2,447	$3,555
Sales and Service Revenues	1,225	1,383	2,506	2,799
Segment Operating Margin	149	141	309	289
As a percentage of segment sales	12.2%	10.2%	12.3%	10.3%

Funded Contract Acquisitions
Integrated Systems funded contract acquisitions for the three months ended June 30, 2007, decreased $146 million, or 17 percent, as compared with the same period in 2006, primarily due to $161 million resulting from the timing of High Altitude Long Endurance (HALE) Systems (Global Hawk) program acquisitions at ISWR. Significant acquisitions during the three months ended June 30, 2007, included $195 million for the F-35 program, $158 million for the HALE Systems program, and $61 million for the E-2D Advanced Hawkeye program.

Integrated Systems funded contract acquisitions for the six months ended June 30, 2007, decreased $1.1 billion, or 31 percent, as compared with the same period in 2006, resulting from decreases of $732 million and $502 million at ISER and ISWR, respectively, partially offset by an increase of $126 million on International Programs. The decrease is primarily due to higher 2006 funded contract acquisitions as a result of delayed funding upon approval of the fiscal year 2006 defense budget. Significant acquisitions during the six months ended June 30, 2007, included $755 million for the F/A-18 program, $341 million for the B-2 program, $265 million for the HALE Systems program, and $209 million for the E-2D Advanced Hawkeye program.

Sales and Service Revenues
Integrated Systems revenue for the three months ended June 30, 2007, decreased $158 million, or 11 percent, as compared with the same period in 2006. Approximately $100 million of the decrease was due to transition of the E-2D Advanced Hawkeye, F-35 and EA-18G development programs to their early production phases. Also contributing to the reduction in revenue was $20 million in lower volume on the Joint Unmanned Combat Air System (J-UCAS) Operational Assessment (OA) program as it nears completion as well as $43 million associated

NORTHROP GRUMMAN CORPORATION

with significant customer-directed scope reductions associated with the E-10A platform and related Multi-Platform Radar Technology Insertion Program (MP-RTIP) efforts.

Integrated Systems sales for the six months ended June 30, 2007, decreased $293 million, or 10 percent, as compared with the same period in 2006. Approximately $200 million of the decrease was a result of the transition of the E-2D Advanced Hawkeye, F-35 and EA-18G development programs to their early production phases as well as $67 million in lower volume on the MP-RTIP and J-UCAS OA programs described above. These reductions were partially offset by $21 million in higher sales in the Euro Hawk program resulting from an early 2007 contract award.

Segment Operating Margin
Integrated Systems operating margin for the three months ended June 30, 2007, increased $8 million, or 6 percent, as compared with the same period in 2006. The increase in operating margin includes a $27 million adjustment related to the favorable settlement of prior years overhead costs, partially offset by lower sales volume described above.

Integrated Systems operating margin for the six months ended June 30, 2007, increased $20 million, or 7 percent, as compared with the same period in 2006. The increase in operating margin includes margin improvements totaling $43 million from the overhead cost settlement described above and risk reduction achieved on the B-2 Depot & Maintenance Center and F/A-18 Multi-Year Production contracts, partially offset by lower sales volume described above.

Space Technology
Space Technology develops and integrates a broad range of systems at the leading edge of space, defense, and electronics technology. The segment supplies products primarily to the U.S. Government that are critical to maintaining the nation’s security and leadership in science and technology. Space Technology’s business areas focus on the design, development, manufacture, and integration of satellite systems and subsystems, electronic and communications payloads, and high energy laser systems and subsystems. Products and services are grouped into the following business areas: Intelligence, Surveillance and Reconnaissance (ISR; Civil Space; Satellite Communications (SatCom); Missile & Space Defense; and Technology.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Funded Contract Acquisitions	$396	$617	$1,190	$2,126
Sales and Service Revenues	769	738	1,523	1,471
Segment Operating Margin	69	60	128	118
As a percentage of segment sales	9.0%	8.1%	8.4%	8.0%

Funded Contract Acquisitions
Space Technology funded contract acquisitions for the three months ended June 30, 2007, decreased $221 million, or 36 percent, as compared with the same period in 2006, primarily comprised of a $62 million decrease for Civil Space, a $50 million decrease for SatCom, a $42 million decrease for Technology, a $38 million decrease for ISR, and a $16 million decrease for Missile & Space Defense. Significant acquisitions during the three months ended June 30, 2007, included $133 million for restricted programs, $53 million for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program, and $53 million for the Advanced Extremely High Frequency (AEHF) program.

Space Technology funded contract acquisitions for the six months ended June 30, 2007, decreased $936 million, or 44 percent, as compared with the same period in 2006, primarily representing a $368 million decrease for SatCom, a $317 million decrease for Civil Space, a $201 million decrease for ISR, and a $49 million decrease for Technology. The decrease is primarily due to lower 2007 funded contract acquisitions as compared to higher

NORTHROP GRUMMAN CORPORATION

2006 acquisitions, that included the impact of delayed funding upon approval of the fiscal year 2006 defense budget. Significant acquisitions during the six months ended June 30, 2007, included $487 million for restricted programs, $143 million for the Space Tracking and Surveillance System (STSS) program, and $112 million for the James Webb Space Telescope (JWST) program.

Sales and Service Revenues
Space Technology revenue for the three months ended June 30, 2007, increased $31 million, or 4 percent, as compared with the same period in 2006. The increase was primarily due to $61 million in higher sales in ISR programs, partially offset by $11 million in lower SatCom sales and $10 million in lower Technology sales. The increase in ISR was due to higher volume on restricted programs and the Space Radar program. The decrease in SatCom was due to lower volume in the AEHF program due to winding down on Payloads 1 and 2 and ramping up on Payload 3. The decrease in Technology was due to lower volume across various programs.

Space Technology sales for the six months ended June 30, 2007, increased $52 million, or 4 percent, as compared with the same period in 2006. The increase was primarily due to $52 million in higher sales in ISR programs and $17 million in higher sales in Missile & Space Defense primarily for increased volume on the STSS program, partially offset by $15 million in lower Technology sales. The increase in ISR was due to higher volume on restricted programs and Space Radar program. The decrease in Technology was due to lower volume across various programs.

Segment Operating Margin
Space Technology operating margin for the three months ended June 30, 2007, increased $9 million, or 15 percent, as compared with the same period in 2006. The increase in operating margin includes net performance improvements totaling $7 million, primarily from restricted programs. The performance improvements were the result of lower expected costs at completion, thereby allowing for increases in the contract margin rates. Volume changes contributed $2 million to the 2007 operating margin increase, primarily driven by higher sales volume on restricted programs.

Space Technology operating margin for the six months ended June 30, 2007, increased $10 million, or 8 percent, as compared with the same period in 2006, primarily due to the reasons noted above.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Funded Contract Acquisitions	$1,857	$1,520	$4,578	$3,299
Sales and Service Revenues	1,723	1,610	3,314	3,114
Segment Operating Margin	173	172	354	348
As a percentage of segment sales	10.0%	10.7%	10.7%	11.2%

Funded Contract Acquisitions
Electronics funded contract acquisitions for the three months ended June 30, 2007, increased $337 million, or 22 percent, as compared with the same period in 2006, primarily representing an increase of $179 million and

NORTHROP GRUMMAN CORPORATION

$134 million for Aerospace Systems and Government Systems, respectively. Significant acquisitions during the three months ended June 30, 2007, included $92 million for the Lightweight Laser Designator Rangefinder (LLDR) program, $87 million for the Vehicular Intercommunications Systems (VIS) program, $86 million for the B52 Electronic Warfare program, and $82 million for the Biohazard Detection System Flats Production program.

Electronics funded contract acquisitions for the six months ended June 30, 2007, increased $1.3 billion, or 39 percent, as compared with the same period in 2006, primarily representing an increase of $978 million and $275 million for Government Systems and Defensive Systems, respectively. Significant acquisitions during the six months ended June 30, 2007, included $875 million for the Flats Sequencing System (FSS) program, $177 million for the Large Aircrafts Infrared Countermeasure Indefinite Delivery Indefinite Quantity (IDIQ) program, and $148 million for the VIS program.

Sales and Service Revenues
Electronics revenue for the three months ended June 30, 2007, increased $113 million, or 7 percent, as compared with the same period in 2006. The increase was primarily due to $78 million higher sales in Government Systems, $37 million in Defensive Systems, and $21 million in NMS, partially offset by $20 million lower sales in Aerospace Systems. The increase in Government Systems sales is primarily attributable to increases in communications programs. The increase in Defensive Systems sales is primarily due to higher deliveries on land forces programs. The increase in NMS sales is due to higher volume on a restricted program. The lower Aerospace Systems sales are primarily due to the effect of declining volume on fixed price development programs due to production winding down on the MESA and F-16 Block 60 programs.

Electronics sales for the six months ended June 30, 2007, increased $200 million, or 6 percent, as compared with the same period in 2006. The increase was primarily due to $112 million higher sales in Government Systems, $101 million in NMS, and $32 million in Defensive Systems, partially offset by $40 million lower sales in Aerospace Systems. The increase in Government Systems sales is primarily attributable to increases in communications and postal automation programs. The increase in NMS sales is due to higher volume on a restricted program. The increase in Defensive Systems is primarily due to $35 million related to higher deliveries on the LLDR program. The lower Aerospace Systems sales are primarily due to the effect of declining volume on fixed price development programs due to production winding down on the MESA and F-16 Block 60 programs.

Segment Operating Margin
Electronics operating margin for the three months ended June 30, 2007, increased $1 million, or less than 1 percent, as compared with the same period in 2006. The increase in operating margin reflected $12 million attributable to sales volume increases, partially offset by facility shutdown and closure costs of $11 million. Operating margin for the period included a $27 million pre-tax charge for the F-16 Block 60 fixed-price development combat avionics program. The charge reflected a higher estimate of software integration costs to complete the Falcon Edge electronic warfare suite. Operating margin for the three months ended June 30, 2006, included a $28 million pre-tax charge for the ASPIS II program and a $23 million pre-tax charge for the Peace Eagle contract.

Electronics operating margin for the six months ended June 30, 2007, increased $6 million, or 2 percent, as compared with the same period in 2006. The increase in operating margin reflected $22 million attributable to sales volume and $11 million in lower expense for purchased intangibles, partially offset by facility restructuring costs of $16 million. Operating margin for the 2007 and 2006 periods included the pre-tax program and contract charges described above.

SHIPS

Ships is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Ships is

NORTHROP GRUMMAN CORPORATION

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

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2007	2006	2007	2006
Funded Contract Acquisitions	$1,290	$2,741	$2,266	$5,795
Sales and Service Revenues	1,359	1,437	2,515	2,570
Segment Operating Margin	134	129	213	197
As a percentage of segment sales	9.9%	9.0%	8.5%	7.7%

Funded Contract Acquisitions
Ships funded contract acquisitions for the three months ended June 30, 2007, decreased $1.5 billion, or 53 percent, as compared with the same period in 2006, primarily in Expeditionary Warfare. Significant acquisitions during the three months ended June 30, 2007 included $794 million for the LHA program and $239 million for the DDG 1000 program.

Ships funded contract acquisitions for the six months ended June 30, 2007, decreased $3.5 billion, or 61 percent, as compared with the same period in 2006, primarily representing decreases of $1.7 billion and $1.6 billion for Aircraft Carriers and Expeditionary Warfare, respectively. The decrease is partially due to higher 2006 funded contract acquisitions as a result of delayed funding approval of the fiscal year 2006 defense budget. Significant acquisitions during the six months ended June 30, 2007 included $792 million for the LHA program, $510 million for the DDG 1000 program, $431 million for the Virginia-class submarine program, and $173 million for the LPD program.

Sales and Service Revenues
Ships revenue for the three months ended June 30, 2007 decreased $78 million, or 5 percent, as compared with the same period in 2006. The decrease was primarily due to $58 million in lower sales in Surface Combatants, $26 million in lower sales in Submarines, and $23 million in lower sales in Aircraft Carriers, partially offset by $22 million in higher sales in Expeditionary Warfare and $15 million in higher sales in Coast Guard and Coastal Defense. The decrease in Surface Combatants was primarily due to lower volume in the DDG 51 program due to a now-concluded labor strike at the Pascagoula, Mississippi shipyard, as well as lower volume on the DDG 1000 program, driven by the transition from development to detail design and production. The strike also affected the LHD program in the Expeditionary Warfare, which was more than offset by higher volume in the LHA and LPD programs. The decrease in Submarines was primarily due to positive improvement in the Virginia-class submarine program in the second quarter of 2006. The Aircraft Carriers decrease was primarily due to lower volume on the George H. W. Bush construction and refueling of the USS Carl Vinson.

Ships revenue for the six months ended June 30, 2007 decreased $55 million, or 2 percent, as compared with the same period in 2006. The decrease was primarily due to $107 million lower sales in Surface Combatants and $17 million in lower sales in Services, partially offset by $37 million in higher sales in Expeditionary Warfare and $37 million in higher sales in Coast Guard and Coastal Defense. The decrease in Surface Combatants was due to lower volume on the DDG 1000 program and the impacts of the labor strike discussed above. The strike also contributed to the decrease in Expeditionary Warfare, which was offset by higher sales volume for the LPD and LHA programs. The increase in Coast Guard & Coastal Defense was due to increased sales volume in the WMSL National Security Cutter program.

NORTHROP GRUMMAN CORPORATION

Segment Operating Margin
Ships operating margin for the three months ended June 30, 2007, increased $5 million, or 4 percent, as compared with the same period in 2006. The increase in operating margin includes $62 million recovery of lost profits due to having reached an agreement on the insurance claim on the first layer of coverage related to hurricane Katrina. The increase in operating margin also includes $16 million in higher margin on the LHA 6 contract due to the completion of contract negotiations with the customer that resulted in a higher margin rate. A partial offset to the increased margin is a contract earnings rate adjustment on LHD 8 of $55 million primarily due to a schedule extension resulting from manpower constraints in critical crafts (electrical and pipefitting) following the strike and subsystem cost growth. The increase is also offset by $21 million in operating margin due to Virginia-class submarines Block II material incentives and solid performance booking margin step-ups in the second quarter of 2006.

Ships operating margin for the six months ended June 30, 2007, increased $16 million, or 8 percent, as compared with the same period in 2006, primarily due to the reasons stated above. In addition, operating margin decreased $21 million due to the strike impact across all programs.

BACKLOG

Total backlog at June 30, 2007, was approximately $60.4 billion. Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

The following table presents funded, unfunded, and total backlog by segment.

	June 30, 2007			December 31, 2006
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Information & Services
Mission Systems	$3,116	$8,379	$11,495	$3,119	$8,488	$11,607
Information Technology	2,445	1,733	4,178	2,667	1,840	4,507
Technical Services	1,341	3,390	4,731	1,375	3,973	5,348
Total Information & Services	6,902	13,502	20,404	7,161	14,301	21,462

Aerospace
Integrated Systems	4,226	4,243	8,469	4,285	4,934	9,219
Space Technology	1,290	6,605	7,895	1,623	7,138	8,761
Total Aerospace	5,516	10,848	16,364	5,908	12,072	17,980
Electronics	7,849	1,655	9,504	6,585	1,583	8,168
Ships	10,605	3,473	14,078	10,854	2,566	13,420
Total	$30,872	$29,478	$60,350	$30,508	$30,522	$61,030

Major components in unfunded backlog as of June 30, 2007, include the KEI program in the Mission Systems segment; the F-35 and F/A-18 programs in the Integrated Systems segment; the NPOESS and restricted programs in the Space Technology segment; and Block II of the Virginia-class submarines program in the Ships segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2007 was $1.1 billion compared to $523 million for the same period in 2006. The increase of $618 million, or 118 percent,

NORTHROP GRUMMAN CORPORATION

was due to $1.1 billion in higher sources of cash primarily due to $1 billion in increased cash received from customers, and $90 million in higher insurance proceeds, and $101 million in less cash used from discontinued operations, offset by $572 million in higher uses of cash primarily due to a $495 million increase in cash paid to suppliers and employees and $69 million in additional income taxes paid.

For 2007, cash generated from operations, supplemented by borrowings under credit facilities, is expected to be sufficient to service debt and contract obligations, finance capital expenditures and share repurchases, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2007, was $917 million compared to $251 million in the same period of 2006. The increase is primarily due to the acquisition of Essex for $584 million. In addition, during the six months ended June 30, 2007, the company made capital expenditures of $298 million and paid $80 million for deferred costs related to outsourcing contracts and related software costs. During the six months ended June 30, 2006, the company made capital expenditures of $324 million and received $71 million of insurance proceeds related to the recovery of capital expenditures associated with Hurricane Katrina, $26 million in net proceeds from the sale of the assembly business unit of Interconnect Technologies, and $17 million in net proceeds from the sale of Winchester Electronics.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2007, was $718 million compared to $1.1 billion in the same period of 2006. The decrease primarily results from $455 million in lower principal payments on long-term debt and $233 million less in common stock repurchases, partially offset by $142 million less in proceeds from stock option exercises. Net cash used in financing activities for the six months ended June 30, 2007, included payments of $592 million for common stock repurchases and $254 million for dividends paid, offset by $196 million in proceeds from stock option exercises. See Note 7 to the consolidated condensed financial statements in Part I, Item 1 for a discussion concerning the company’s common stock repurchases.

Contractual Obligations – Upon adoption of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007, the estimated value of the company’s uncertain tax positions was a liability of $514 million resulting from unrecognized net tax benefits. The estimated timing of future settlement upon adoption was as follows: 2007 – $67 million; 2008-2009 – $147 million; 2010-2011 – $287 million; 2012 and beyond – $13 million.

Other than the matter discussed above, there have been no material changes to contractual obligations outside the company’s ordinary course of business since December 31, 2006.

NEW ACCOUNTING STANDARDS

The disclosure requirements and cumulative effect of adoption of the FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 are presented in Note 14 to the consolidated condensed financial statements in Part 1, Item 1.

Other new pronouncements issued but not effective until after June 30, 2007 are not expected to have a significant effect on the company’s consolidated financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the company beginning January 1, 2008. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

NORTHROP GRUMMAN CORPORATION

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

The company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

■	future revenues;
■	expected program performance and cash flows;
■	returns on pension plan assets and variability of pension actuarial and related assumptions;
■	the outcome of litigation, claims, appeals and investigations;
■	hurricane-related insurance recoveries;
■	environmental remediation;
■	acquisitions and divestitures of businesses;
■	successful reduction of debt;
■	performance issues with key suppliers and subcontractors;
■	product performance and the successful execution of internal plans;
■	successful negotiation of contracts with labor unions;
■	allowability and allocability of costs under U.S. Government contracts;
■	effective tax rates and timing and amounts of tax payments;
■	the results of any audit or appeal process with the IRS; and
■	anticipated costs of capital investments.

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

NORTHROP GRUMMAN CORPORATION

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

AEHF – Advanced Extremely High Frequency	Provide the communication payload for the nation’s next generation military strategic and tactical relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

APG-66	Provide engineering services, technical support, spares and repairs for the AN/APG-66 fire control radar that is utilized for the F-16 and other military aircraft.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

B52 EW	Modernize the legacy Electronic Warfare (EW) Suite on the B52 Bomber. The B52 EW Program initially resolves obsolescence issues for sustainment of existing B52 Radio Frequency (RF) EW capabilities while implementing new embedded capabilities.

BDS Flats Production	Provide enhanced Biohazard Detection System (BDS) flat mail screening to rapidly analyze and detect potential biological threats at postal service mail-sorting facilities.

Coast Guard’s Deepwater Program	Design, develop, construct and deploy surface assets to recapitalize the Coast Guard.

CPP – Command Post Platform	Provide a family of vehicles that host multiple battle command and support software suites as well as communications equipment that interface with digitized vehicles.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

DDG 1000 Zumwalt-class destroyer	Design the first in a class of the U.S. Navy’s multi-mission surface combatants tailored for land attack and littoral dominance

E-2D Advanced Hawkeye	The E-2D builds upon the Hawkeye 2000 configuration with significant radar improvement performance. The E-2D provides over the horizon airborne early warning (AEW), surveillance, tracking, and command and control capability to the U.S. Naval Battle Groups and Joint Forces.

Euro Hawk	Develop, test and support the Euro Hawk unmanned signals intelligence (SIGINT) surveillance and reconnaissance system as well as provide aircraft modifications, mission control and launch and recovery ground segments, flight test and logistics support.

F-16 Block 60	Direct commercial firm fixed-price program with LM Aero to develop and produce 80 Lot systems for aircraft delivery to the United Arab Emirates Air Force as well as test equipment and spares to be used to support in-country repairs of sensors.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

F-35 Development (Joint Strike Fighter)	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

Falcon Edge	Provide an integrated EW suite that leverages the latest radio frequency (RF) and digital technologies for air warfare.

Force XXI Battle Brigade and Below (FBCB2)	Install in Army vehicles a system of computer hardware and software that forms a wireless, tactical Internet for near-real-time situational awareness and command and control on the battlefield.

Flats Sequencing System/Postal Automation	Build systems for the U.S. Postal Service designed to further automate the flats mail stream, which includes large envelopes, catalogs and magazines.

Ft. Irwin Logistics Support Services (LSS)	Operate and manage a large-scale maintenance and repair program involving tracked and wheeled vehicles, basic issue items, communications equipment, and weapons needed for desert training.

George H. W. Bush (CVN 77)	The 10th and final Nimitz-class aircraft carrier that will incorporate many new design features, with expected delivery to the Navy in late 2008.

Ground-Based Midcourse Defense Fire Control and Communications (GFCIC)	Develop software to coordinate sensor and interceptor operations during missile flight.

Hunter	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

Global Hawk HALE (High-Altitude, Long-Endurance) Systems	Provide the Global Hawk HALE unmanned aerial system for use in the global war on terror and has a central role in Intelligence, Reconnaissance, and Surveillance supporting operations in Afghanistan and Iraq.

ICBM – Intercontinental Ballistic Missile	Maintain readiness of the nation’s ICBM weapon systems by ensuring the system’s total performance.

JBOSC – Joint Base Operations Support	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

JRDC – Joint National Integration Center Research & Development	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

J-UCAS – Joint Unmanned Combat Air Systems Operation Assessment	Design, develop, and perform demonstrations of the J-UCAS platform, mission control systems, common operating systems, and the associated objectives and goals.

JWST – James Webb Space Telescope	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Kinetic Energy Interceptor	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight.

LAIRCM IDIQ – Large Aircraft Infrared Counter-measures Indefinite Delivery and Indefinite Quantity	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHA	Detail design and construct amphibious assault ships for use as an integral part of joint, interagency, and multinational maritime forces.

LHD	Build multipurpose amphibious assault ships.

LLDR – Lightweight Laser Designator Rangefinder	Provide LLDRs to the US Army for use in targeting enemy positions in day/night/obscurant conditions which, in turn, provides information to other members on the battlefield.

LPD	Build amphibious transport dock ships.

New York City Wireless	Provide New York City’s broadband public-safety wireless network.

MP-RTIP – Multi-Platform Radar Technology Insertion Program	Design, develop, fabricate and test modular, scalable 2-dimensional active electronically scanned array (2D-AESA) radars for integration on the E-10A and Global Hawk (GH) Airborne platforms. Also provides enhanced Wide Area Surveillance system capabilities on the E-10A Multi-sensor Command and Control Aircraft and better reconnaissance and surveillance capabilities on the GH.

NPOESS – National Polar-orbiting Operational Environmental Satellite System	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements to provide global and regional weather and environmental data.

NTS – Nevada Test Site	Manage and operate the Nevada Test Site facility and provide infrastructure support, including management of the nuclear explosives safety team, support of hazardous chemical spill testing, emergency response training and conventional weapons testing.

Peace Eagle	Joint program with Boeing to supply MESA radar antenna for Turkey’s Peace Eagle 737 airborne early warning and control (AEW&C) aircraft.

San Diego County IT outsourcing	Provide high-level IT consulting and services to San Diego County including data center, help desk, desktop, network, applications and cross-functional services.

Space Radar	Develop system concepts and architectures as part of the first phase of this program to provide intelligence, surveillance and reconnaissance capabilities for warfighters and the intelligence community.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

SBSS – Space Based Space Surveillance	Develop initial capability for space-based surveillance of resident space objects for missions such as deep space and near earth object detection and tracking, deep space search, space object identification, and monitoring of satellites.

STSS – Space Tracking and Surveillance System	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard infrared sensors to detect, track and discriminate ballistic missiles. The program includes two flight demonstration satellites with subsequent development and production blocks of satellites.

Treasury Communication System	Provide telecommunications infrastructure for collaboration, communication and computing as required by the U.S. Department of Treasury.

USS Carl Vinson	The USS Carl Vinson (CVN 70) is undergoing its refueling and complex overhaul at Northrop Grumman’s Newport News sector. The project is scheduled to last more than three years and will be the ship’s one and only refueling and complex overhaul in a 50-year life span. Vinson is the third ship of the Nimitz class to undergo this major life-cycle milestone.

UK AWACS program	Provide aircraft-maintenance and design-engineering support services.

Virginia IT outsourcing	Provide high-level IT consulting and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

VIS – Vehicular Intercommunications Systems	Provide clear and noise-free communications between crew members inside combat vehicles and externally over as many as six combat net radios for the U.S. Army. The active noise-reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Virginia-class Submarines	Construct the newest attack submarine in conjunction with Electric Boat.

Wedgetail	Joint program with Boeing to supply Multirole Electronically Scanned Array (MESA) radar antenna for Australia’s Wedgetail 737 AEW&C aircraft.

WMSL National Security Cutter (NSC)	Detail design and construct the U.S. Coast Guard’s National Security Cutters equipped to carry out the core missions of maritime security, maritime safety, protection of natural resources, maritime mobility, and national defense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, short-term investments, and long-term notes receivable. At June 30, 2007, substantially all borrowings were fixed-rate long-term debt obligations, of which a significant portion are not callable until maturity. The company’s sensitivity to a 1 percent change in interest rates is tied primarily to its $2 billion credit agreement, which had no balance outstanding at June 30, 2007.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At June 30, 2007, the amount of foreign currency forward contracts outstanding was not material.

NORTHROP GRUMMAN CORPORATION

The company does not consider the market risk exposure relating to foreign currency exchange to be material to the consolidated financial statements.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of June 30, 2007, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2007, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

On May 17, 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems”. By letter dated June 5, 2007, the Coast Guard stated that the revocation of acceptance also was based on alleged “nonconforming topside equipment” on the vessels. The contract value associated with the eight converted vessels is approximately $85 million. The Coast Guard has not specified the amount of damages sought in connection with the eight vessels. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. However, the company believes, but can give no assurance, that the outcome of this matter would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

NORTHROP GRUMMAN CORPORATION

As previously disclosed, the company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. Cogent has asserted entitlement to damages totaling in excess of $160 million, loss of goodwill and enterprise value in an amount not yet specified by the plaintiff, and other amounts, including, without limitation, exemplary damages and attorneys’ fees and interest. In early May 2007, the court granted Cogent’s motion for summary judgment on its declaratory relief cause of action and ordered that a prior license agreement between Cogent and the company related to the British Police Force’s National Automatic Fingerprint Identification System program did not give the company the right to sell, market, license, use, disclose, disseminate, or otherwise transfer Cogent’s technology, software, source code, trade secrets, or confidential and proprietary information and any information or products derived therefrom, including any benchmark system or other system for use in connection with a follow on system for the British Police Force called IDENT1; and ordered the company to immediately return to Cogent all of Cogent’s proprietary technology, including Cogent’s software and source code. In recent discovery responses, by declaration of counsel, Cogent has stated that it no longer seeks damages based on its loss of enterprise value or goodwill. The trial, previously set for May 22, 2007, has been continued until September 4, 2007. The company believes, but can give no assurance, that the outcome of this matter would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As previously reported, on March 27, 2007, the U.S. District Court, Central District of California, consolidated two separately filed ERISA) class actions (Grabek v. Northrop Grumman Corporation, et al., previously styled Waldbuesser v. Northrop Grumman Corporation, et al., and Heidecker v. Northrop Grumman Corporation, et al.) into the In Re Northrop Grumman Corporation ERISA Litigation for discovery and other purposes, as each allege similar issues of law and fact. Also as previously reported, plaintiffs in Grabek allege breaches of fiduciary duty by the company, certain of its administrative and Board committees, all members of the company’s Board of Directors, and certain company officers and employees with respect to alleged excessive, hidden and/or otherwise improper fee and expense charges to the Northrop Grumman Savings Plan and the Northrop Grumman Financial Security and Savings Plan (both of which are 401(k) plans). Heidecker asserts similar claims, but had dismissed the company’s Board of Directors. On May 21, 2007, the Court granted a motion to dismiss with prejudice the company and the Board of Directors from the Grabek litigation. On May 25, 2007, the Court entered an order dismissing the company with prejudice from the Heidecker lawsuit, the Directors having been previously dismissed as noted above. Each lawsuit seeks unspecified damages, removal of individuals acting as fiduciaries to such plans, payment of attorney fees and costs, and an accounting. The company believes, but can give no assurance, that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in the company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The company did not repurchase common stock during the three months ended June 30, 2007. As of June 30, 2007, the company has $584 million authorized for share repurchases. See Note 7 to the consolidated condensed financial statements located in Part I, Item 1.

Item 3.	Defaults Upon Senior Securities

No information is required in response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

a)	Annual Meeting –

The annual meeting of stockholders of Northrop Grumman Corporation was held May 16, 2007.

NORTHROP GRUMMAN CORPORATION

b)	Election of Directors –

The following Director nominees were elected at the annual meeting:

Lewis W. Coleman
Victor H. Fazio
Donald E. Felsinger
Stephen E. Frank
Charles R. Larson
Richard B. Myers
Philip A. Odeen
Aulana L. Peters
Kevin W. Sharer
Ronald D. Sugar

The following Director’s term of office continues:

Phillip Frost

c)	Matters voted upon at the meeting and the results of each vote –

	Votes	Votes	Votes
Directors:	For	Against	Abstaining
Lewis W. Coleman	303,762,812	4,089,779	3,352,573
Victor H. Fazio	304,130,149	3,720,034	3,354,981
Donald E. Felsinger	303,776,673	3,966,400	3,462,091
Stephen E. Frank	302,169,441	5,672,512	3,363,211
Charles R. Larson	303,416,294	4,479,812	3,309,058
Richard B. Myers	303,805,334	4,130,710	3,269,120
Philip A. Odeen	303,262,116	4,661,354	3,281,694
Aulana L. Peters	301,754,794	6,149,248	3,301,122
Kevin W. Sharer	301,515,757	6,331,542	3,357,865
Ronald D. Sugar	301,798,319	6,270,041	3,136,804

	Votes	Votes	Votes	Broker
	For	Against	Abstaining	Non-Votes
Ratification of the appointment of Deloitte & Touche LLP as the company’s independent auditors for 2007	303,966,214	4,617,528	2,621,422	0
Proposal amending the Northrop Grumman Corporation 1995 Stock Option Plan for Non-Employee Directors	251,748,806	31,085,046	3,647,191	24,724,121
Stockholder proposal regarding report of the company’s foreign military sales	15,548,853	236,494,333	34,438,457	24,723,521
Stockholder proposal regarding stockholder ratification of compensation of the company’s senior executive officers	106,645,914	173,068,585	6,765,085	24,725,580
Stockholder proposal regarding separation of roles of the company’s CEO and board chairman	42,915,050	239,492,573	4,073,420	24,724,121

NORTHROP GRUMMAN CORPORATION

Item 5.	Other Information

No information is required in response to this item.

Item 6.	Exhibits

10	(1)	Northrop Grumman Corporation 1995 Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed April 12, 2007)
*10	(2)	Northrop Grumman Corporation Supplemental Retirement Replacement Plan (Effective March 12, 2007) for James F. Palmer
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report

**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

Date: July 24, 2007	By:	/s/ Kenneth N. Heintz Kenneth N. Heintz Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)