Form 10-Q
period 2007-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2007-10-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of October 22, 2007, 338,361,747 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions, except per share	2007	2006	2007	2006
Sales and Service Revenues
Product sales	$4,310	$4,404	$13,015	$13,550
Service revenues	3,618	3,025	10,179	8,550

Total sales and service revenues	7,928	7,429	23,194	22,100

Cost of Sales and Service Revenues
Cost of product sales	3,236	3,518	9,987	10,631
Cost of service revenues	3,094	2,576	8,635	7,406
General and administrative expenses	791	786	2,326	2,222

Operating margin	807	549	2,246	1,841
Other Income (Expense)
Interest income	6	13	19	29
Interest expense	(84)	(86)	(256)	(263)
Other, net	2	1	(22)	(9)

Income from continuing operations before income taxes	731	477	1,987	1,598
Federal and foreign income taxes	241	169	641	482

Income from continuing operations	490	308	1,346	1,116
Loss from discontinued operations, net of tax	(1)	(6)	(10)	(27)

Net income	$489	$302	$1,336	$1,089

Basic Earnings (Loss) Per Share
Continuing operations	$1.44	$.89	$3.93	$3.23
Discontinued operations		(.01)	(.03)	(.08)

Basic earnings per share	$1.44	$.88	$3.90	$3.15

Weighted average common shares outstanding, in millions	340.2	344.7	342.9	345.8

Diluted Earnings (Loss) Per Share
Continuing operations	$1.41	$.88	$3.84	$3.17
Discontinued operations		(.02)	(.03)	(.08)

Diluted earnings per share	$1.41	$.86	$3.81	$3.09

Weighted average diluted shares outstanding, in millions	352.6	351.0	355.4	352.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	September 30,	December 31,
$ in millions	2007	2006
Assets:
Cash and cash equivalents	$713	$1,015
Accounts receivable, net of progress payments of $38,611 in 2007 and $34,085 in 2006	3,666	3,562
Inventoried costs, net of progress payments of $1,394 in 2007 and $1,225 in 2006	1,102	1,176
Deferred income taxes	691	706
Prepaid expenses and other current assets	282	266

Total current assets	6,454	6,725
Property, plant, and equipment, net of accumulated depreciation of $3,330 in 2007 and $3,005 in 2006	4,539	4,525
Goodwill	17,658	17,219
Other purchased intangibles, net of accumulated amortization of $1,654 in 2007 and $1,555 in 2006	1,109	1,139
Pension and postretirement benefits asset	1,357	1,349
Other assets	1,106	1,052

Total assets	$32,223	$32,009

Liabilities:
Notes payable to banks	$40	$95
Current portion of long-term debt	111	75
Trade accounts payable	1,540	1,682
Accrued employees’ compensation	1,273	1,176
Advance payments and billings in excess of costs incurred	1,532	1,571
Income tax payable	6	535
Other current liabilities	1,698	1,619

Total current liabilities	6,200	6,753
Long-term debt, net of current portion	3,886	3,992
Mandatorily redeemable preferred stock	350	350
Pension and postretirement benefits liability	3,385	3,302
Other long-term liabilities	1,637	997

Total liabilities	15,458	15,394

Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2007—338,217,941; 2006—345,921,809	338	346
Paid-in capital	10,643	11,346
Retained earnings	7,063	6,183
Accumulated other comprehensive loss	(1,279)	(1,260)

Total shareholders’ equity	16,765	16,615

Total liabilities and shareholders’ equity	$32,223	$32,009

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006
Net income	$489	$302	$1,336	$1,089

Other Comprehensive Income (Loss)
Change in cumulative translation adjustment	3		6	17
Change in unrealized loss on marketable securities, net of tax benefit of $1 and $0 for the three months ended September 30, 2007, and 2006, and $0 and $3 for the nine months ended September 30, 2007, and 2006, respectively	(2)	(2)	(1)	(7)
Reclassification adjustment on write-down of marketable securities, net of tax of $1 and $6 for the three and nine months ended September 30, 2006, respectively		1		9
Amortization of unamortized benefit plan costs, net of tax of $5 and $14 for the three and nine months ended September 30, 2007	7		22

Other comprehensive income (loss), net of tax	8	(1)	27	19

Comprehensive income	$497	$301	$1,363	$1,108

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
$ in millions	2007	2006
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$5,384	$5,044
Collections on billings	18,015	16,942
Proceeds from insurance carriers related to operations	125	46
Other cash receipts	83	82

Total sources of cash-continuing operations	23,607	22,114

Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	(20,357)	(19,589)
Interest paid	(300)	(309)
Income taxes paid	(684)	(555)
Excess tax benefits from stock-based compensation	(73)	(52)
Other cash payments	(22)	(43)

Total uses of cash-continuing operations	(21,436)	(20,548)

Cash provided by continuing operations	2,171	1,566
Cash used in discontinued operations	(15)	(81)

Net cash provided by operating activities	2,156	1,485

Investing Activities
Proceeds from sale of businesses, net of cash divested		43
Payment for businesses purchased	(685)
Proceeds from sale of property, plant, and equipment	16	10
Additions to property, plant, and equipment	(431)	(493)
Payments for outsourcing contract and related software costs	(89)	(43)
Proceeds from insurance carriers related to capital expenditures	3	90
Payment for purchase of investment		(35)
Decrease in restricted cash	45
Other investing activities, net	(5)	(14)

Net cash used in investing activities	(1,146)	(442)

Financing Activities
Net (payments) borrowings under lines of credit	(63)	36
Principal payments of long-term debt	(96)	(522)
Proceeds from exercises of stock options and issuance of common stock	246	372
Dividends paid	(378)	(298)
Excess tax benefits from stock-based compensation	73	52
Common stock repurchases	(1,094)	(825)

Net cash used in financing activities	(1,312)	(1,185)

Decrease in cash and cash equivalents	(302)	(142)
Cash and cash equivalents, beginning of period	1,015	1,605

Cash and cash equivalents, end of period	$713	$1,463

NORTHROP GRUMMAN CORPORATION

	Nine Months Ended
	September 30
$ in millions	2007	2006
Reconciliation of Net Income to Net Cash Provided by Operating Activities
Net Income	$1,336	$1,089
Adjustments to reconcile to net cash provided by operating activities
Depreciation	416	415
Amortization of assets	106	104
Stock-based compensation	135	155
Excess tax benefits from stock-based compensation	(73)	(52)
Loss on disposals of property, plant, and equipment	14	8
Amortization of long-term debt premium	(8)	(11)
(Gain) loss on investments	(22)	15
Decrease (increase) in
Accounts receivable	(4,500)	(3,924)
Inventoried costs	(95)	(158)
Prepaid expenses and other current assets	(17)	(15)
Increase (decrease) in
Progress payments	4,694	3,821
Accounts payable and accruals	(35)	15
Deferred income taxes	25	105
Income taxes payable	59	(122)
Retiree benefits	96	68
Other non-cash transactions, net	40	53

Cash provided by continuing operations	2,171	1,566
Cash used in discontinued operations	(15)	(81)

Net cash provided by operating activities	$2,156	$1,485

Non-Cash Investing and Financing Activities
Sale of businesses
Investment in unconsolidated affiliate	$30
Liabilities assumed by purchaser		$18

Purchase of businesses
Fair value of assets acquired, including goodwill	$892
Cash paid for businesses purchased	(685)
Non-cash consideration given for businesses purchased	(60)

Liabilities assumed	$147

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended
	September 30
$ in millions, except per share	2007	2006
Common Stock
At beginning of period	$346	$347
Common stock repurchased	(14)	(12)
Employee stock awards and options	6	10

At end of period	338	345

Paid-in Capital
At beginning of period	11,346	11,571
Common stock repurchased	(1,080)	(813)
Employee stock awards and options	377	516

At end of period	10,643	11,274

Retained Earnings
At beginning of period	6,183	5,055
Net income	1,336	1,089
Adjustment to initially apply FIN 48	(66)
Dividends	(390)	(307)

At end of period	7,063	5,837

Accumulated Other Comprehensive Loss
At beginning of period	(1,260)	(145)
Adjustment to deferred tax benefit recorded on adoption of SFAS 158	(46)
Other comprehensive income	27	19

At end of period	(1,279)	(126)

Total shareholders’ equity	$16,765	$17,330

Cash dividends per share	$1.11	$.86

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited consolidated condensed financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the company’s consolidated financial position, results of operations, and cash flows. The results reported in these consolidated condensed financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the company’s 2006 Annual Report on Form 10-K.

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

Accounting Estimates – The company’s consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Financial Statement Reclassifications – Certain amounts in the prior period financial statements and related notes have been reclassified to conform to the 2007 presentation, due to the sale and shut down of the Interconnect Technologies (ITD) businesses as described in Note 5 and the business operation realignments described in Note 6.

2.	NEW ACCOUNTING STANDARDS

The disclosure requirements and cumulative effect of adoption of the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 are presented in Note 14.

Other new pronouncements issued but not effective until after September 30, 2007, are not expected to have a significant effect on the company’s consolidated financial position or results of operations

3.	DIVIDENDS ON COMMON STOCK

On February 21, 2007, the company’s board of directors approved a 23 percent increase to the quarterly dividend on common stock, from $.30 per share to $.37 per share, effective with the first quarter 2007 dividend.

On May 17, 2006 the company’s board of directors approved a 15 percent increase to the quarterly dividend on common stock, from $.26 per share to $.30 per share, effective with the second quarter 2006 dividend.

NORTHROP GRUMMAN CORPORATION

4.	BUSINESS ACQUISITIONS

Essex – On January 25, 2007, the company acquired Essex Corporation (Essex) for approximately $600 million, including the assumption of debt totaling $23 million and estimated transaction costs of $15 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. The operating results of Essex are reported in the Mission Systems segment. The assets, liabilities, and results of operations of Essex were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

AMSEC – On July 13, 2007, the company and Science Applications International Corporation (SAIC) reorganized their joint venture AMSEC, LLC (AMSEC), by dividing AMSEC along customer and product lines. AMSEC is a full-service supplier that provides engineering, logistics and technical support services primarily to Navy ship and aviation programs. Under the reorganization plan, the company retained the ship engineering, logistics and technical service businesses under the AMSEC name (the AMSEC Businesses) and, in exchange, SAIC received the aviation, combat systems and strike force integration services businesses from AMSEC (the Divested Businesses). This reorganization was treated as a step acquisition for the acquisition of SAIC’s interests in the AMSEC Businesses, with the company recognizing a pre-tax gain of $22 million during the third quarter of 2007 for the effective sale of its interests in the Divested Businesses. The operating results of the AMSEC Businesses and transaction gain have been reported in the Ships segment. Prior to the reorganization, the company accounted for AMSEC, LLC under the equity method. The assets, liabilities, and results of operations of the AMSEC Businesses were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

During the third quarter of 2007, the company acquired the remaining 60 percent of Scaled Composites, LLC for approximately $100 million in the aggregate. The assets, liabilities, and results of operations of the entities acquired were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

The consolidated condensed financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed in the transactions noted above and the related allocation of the purchase price for the entities acquired. Management does not expect adjustments to these estimates, if any, to have a material effect on the company’s financial position or results of operations.

5.	BUSINESS DISPOSITIONS

2007 – During the second quarter, management announced its decision to exit the remaining ITD business reported within the Electronics segment. Sales for this business for the nine months ended September 30, 2007, and 2006, were $14 million and $27 million, respectively. The shut-down was completed during the third quarter of 2007 and costs associated with the shutdown were not material. The results of this business are reported as discontinued operations in the consolidated condensed statements of income, net of applicable income taxes, for all periods presented.

2006 – The company sold the assembly business unit of ITD during the first quarter of 2006 and Winchester Electronics (Winchester) during the second quarter of 2006 for net cash proceeds of $26 million and $17 million, respectively, and recognized after-tax gains of $4 million and $2 million, respectively, in discontinued operations. The results of operations of the assembly business unit of ITD are reported as discontinued operations in the consolidated condensed statements of income, net of applicable income taxes. The results of operations of Winchester, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

During the second quarter of 2006, the Enterprise Information Technology business, formerly reported in the Information Technology segment, was shut down and costs associated with the exit activities were not material. The results of operations of this business are reported as discontinued operations in the consolidated condensed statements of income, net of applicable income taxes.

NORTHROP GRUMMAN CORPORATION

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

The following table presents segment sales and service revenues for the three and nine months ended September 30, 2007, and 2006.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006
Sales and Service Revenues
Information & Services
Mission Systems	$1,459	$1,340	$4,363	$4,087
Information Technology	1,107	1,023	3,288	2,928
Technical Services	573	526	1,644	1,340

Total Information & Services	3,139	2,889	9,295	8,355

Aerospace
Integrated Systems	1,255	1,317	3,761	4,116
Space Technology	750	699	2,273	2,170

Total Aerospace	2,005	2,016	6,034	6,286

Electronics	1,673	1,665	4,980	4,756
Ships	1,469	1,238	3,984	3,808
Intersegment eliminations	(358)	(379)	(1,099)	(1,105)

Total sales and service revenues	$7,928	$7,429	$23,194	$22,100

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating margin reconciled to total operating margin for the three and nine months ended September 30, 2007, and 2006.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006
Operating Margin
Information & Services
Mission Systems	$144	$131	$423	$400
Information Technology	72	92	248	256
Technical Services	28	34	88	96

Total Information & Services	244	257	759	752

Aerospace
Integrated Systems	145	137	454	426
Space Technology	59	66	187	184

Total Aerospace	204	203	641	610

Electronics	211	198	579	552
Ships	183	76	396	273
Intersegment eliminations	(25)	(35)	(82)	(87)

Total segment operating margin	817	699	2,293	2,100
Non-segment factors affecting operating margin
Unallocated expenses	(41)	(148)	(139)	(235)
Net pension adjustment	31	(2)	92	(24)

Total operating margin	$807	$549	$2,246	$1,841

Unallocated Expenses – Unallocated expenses includes the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses not considered allowable or allocable under applicable United States (U.S.) Government Cost Accounting Standards (CAS) and the Federal Acquisition Regulation, and therefore not allocated to the segments.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended September 30, 2007, and 2006, pension expense determined in accordance with GAAP was $89 million and $112 million, respectively, and pension expense determined in accordance with CAS amounted to $120 million and $110 million, respectively. For the nine months ended September 30, 2007, and 2006, pension expense determined in accordance with GAAP was $263 million and $337 million, respectively, and pension expense determined in accordance with CAS was $355 million and $313 million, respectively.

7.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – Diluted earnings per share includes the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans and, for 2007, the company’s mandatorily redeemable convertible series B preferred stock (6.4 million dilutive shares). For the three and nine months ended September 30, 2006, the effect of the mandatorily redeemable convertible series B preferred stock was not dilutive to earnings per share.

NORTHROP GRUMMAN CORPORATION

The weighted average diluted shares outstanding for the three and nine months ended September 30, 2007, exclude the anti-dilutive effects of stock options to purchase approximately 36,000 and 72,000 shares, respectively, since such options have an exercise price in excess of the average market price of the company’s common stock during the period. The weighted average diluted shares outstanding for the three and nine months ended September 30, 2006, exclude the anti-dilutive effects of stock options to purchase approximately 8,000 and 32,000 shares, respectively.

Diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share	2007	2006	2007	2006
Diluted Earnings per Share
Income from continuing operations	$490	$308	$1,346	$1,116
Add dividends on mandatorily redeemable convertible preferred stock	6		18

Income available to common shareholders from continuing operations	$496	$308	$1,364	$1,116

Weighted-average common shares outstanding	340.2	344.7	342.9	345.8
Dilutive effect of stock options, awards and mandatorily redeemable convertible preferred stock	12.4	6.3	12.5	6.3

Weighted-average diluted shares outstanding	352.6	351.0	355.4	352.1

Diluted earnings per share from continuing operations	$1.41	$.88	$3.84	$3.17

Share Repurchases – On December 14, 2006, the company’s board of directors authorized a share repurchase program of up to $1 billion of its outstanding common stock. This authorization was in addition to $176 million remaining on the company’s previous $1.5 billion share repurchase authorization, which commenced in November 2005.

Since November 2005 the company has entered into four separate accelerated share repurchase agreements with two different banks (the Banks) to repurchase shares of common stock. In each case, shares were immediately borrowed by the Banks that were then sold to and canceled by the company. Subsequently, shares were purchased in the open market by the Banks to settle their share borrowings. The cost of the company’s share repurchases is subject to adjustment based on the actual cost of the shares subsequently purchased by the Banks. If an additional amount was owed by the company upon settlement, the price adjustment could have been settled, at the company’s option, in cash or in shares of common stock.

The table below summarizes the accelerated share repurchase transactions:

						Dollar
						Amount of
	Shares	Purchase		Final Price	Final Average	Shares
	Repurchased	Price Per		Adjustment	Purchase Price	Repurchased
Agreement Date	(in millions)	Share	Completion Date	(in millions)	Per Share	(in millions)
November 4, 2005	9.1	$55.15	March 1, 2006	$37	$59.05	$537
March 6, 2006	11.6	64.78	May 26, 2006	37	68.01	788
February 21, 2007	8.0	75.29	June 7, 2007	(8)	73.86	592
July 30, 2007	6.5	77.12	September 17, 2007	2	77.27	502

Share repurchases take place at management’s discretion or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions.

NORTHROP GRUMMAN CORPORATION

The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

As of September 30, 2007, the company has $82 million authorized for share repurchases.

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2007, were as follows:

		Goodwill			Fair Value
		Transferred		Adjustment	Adjustments
	Balance as of	in Segment	Goodwill	to initially	to Net Assets	Balance as of
$ in millions	December 31, 2006	Realigment	Acquired	apply FIN 48	Acquired	September 30, 2007
Mission Systems	$3,883	$346	$525	$(22)	$(55)	$4,677
Information Technology	2,219			(7)	(30)	2,182
Technical Services	787	34		(3)	(9)	809
Integrated Systems	976		46		(1)	1,021
Space Technology	3,254	(380)	41	(18)	(45)	2,852
Electronics	2,516			(1)	(6)	2,509
Ships	3,584		54	(12)	(18)	3,608

Total	$17,219	$—	$666	$(63)	$(164)	$17,658

Fair Value Adjustments to Net Assets Acquired – The fair value adjustments were primarily due to the favorable settlement of Internal Revenue Service (IRS) audits and a claim for a tax refund.

Purchased Intangible Assets

The table below summarizes the company’s purchased intangible assets:

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,663	$(1,584)	$1,079	$2,594	$(1,487)	$1,107
Other purchased intangibles	100	(70)	30	100	(68)	32

Total	$2,763	$(1,654)	$1,109	$2,694	$(1,555)	$1,139

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted average period of 21 years. Aggregate amortization expense for the three and nine months ended September 30, 2007, was $33 and $99 million, respectively.

NORTHROP GRUMMAN CORPORATION

The table below shows expected amortization for purchased intangibles for the remainder of 2007 and for the next five years:

$ in millions
Year Ended December 31
2007 (October 1 – December 31)	$33
2008	122
2009	112
2010	92
2011	53
2012	52

9.	LITIGATION

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

As previously disclosed, on May 17, 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems.” By letter dated June 5, 2007, the Coast Guard stated that the revocation of acceptance also was based on alleged “nonconforming topside equipment” on the vessels. On August 13, 2007, the company submitted a response to the Coast Guard, maintaining that the revocation of acceptance was improper. The contract value associated with the eight converted vessels is approximately $85 million. The Coast Guard has not specified the amount of damages sought in connection with the eight vessels. Based upon the information

NORTHROP GRUMMAN CORPORATION

available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. However, the company believes, but can give no assurance, that the outcome of this matter would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Based upon the available information regarding matters that are subject to U.S. Government investigations, other than as set out above, the company believes, but can give no assurance, that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company believes that the resolution of any of these various claims and legal proceedings would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As previously disclosed, the company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. On September 10, 2007, the company and Cogent announced that they had reached an agreement to settle the litigation. The agreement is subject to completion of definitive documents. Under the terms of the agreement, the company has agreed to pay Cogent $25 million to settle the litigation. The company also has agreed to pay Cogent $15 million for a non-exclusive license to use specified Cogent state-of-the-art automated fingerprint identification software in certain existing programs. The company and Cogent also have agreed to enter into a five-year research and development, service and products agreement, under which the company will pay Cogent $20 million for products and services over the term of the agreement. This settlement will end the litigation and allow the companies to work together on a strategic alliance to provide customers with state-of-the-art fingerprint identification technology and other biometric solutions. A substantial portion of the costs to settle this matter had been provided for earlier in 2007, and accordingly, the resolution of this matter did not have a material effect on the financial statements for the quarter ended September 30, 2007.

As previously disclosed, the U.S. District Court for the Central District of California consolidated two separately filed ERISA lawsuits, which the plaintiffs seek to have certified as class actions, into the In Re Northrop Grumman Corporation ERISA Litigation. On August 7, 2007, the Court denied plaintiffs’ motion for class certification. The plaintiffs sought leave to file an appeal with the U.S. Court of Appeals for the Ninth Circuit on the issue of class certification. On September 28, 2007, the Ninth Circuit ordered that the trial court proceedings be stayed pending its decision on whether to grant appellate review, and on October 11, 2007, the Ninth Circuit granted such review. The decision to grant appellate review will delay the commencement of trial previously scheduled to begin on January 22, 2008. The company believes, but can give no assurance, that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Insurance Recovery – Property damage from Hurricane Katrina is covered by the company’s comprehensive property insurance program. The insurance provider for coverage of property damage losses over $500 million, FM Global Insurance (FM Global), has advised management of a disagreement regarding coverage for certain losses above $500 million. As a result, the company has taken legal action against the insurance provider as the company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. In August 2007, the district court in which the litigation is pending issued an order finding that the excess insurance policy provided coverage for the company’s Katrina related loss. FM Global has advised the company that it intends to appeal the decision. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter (See Note 11).

Provisions for Legal & Investigative Matters – Litigation accruals are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be

NORTHROP GRUMMAN CORPORATION

reasonably estimated. The ultimate resolution of any exposure to the company may vary from earlier estimates as further facts and circumstances become known.

10.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of costs not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2007, the amounts recorded are not material individually or in the aggregate.

In April 2007, the company was notified by the prime contractor on the Wedgetail contract that it anticipates the prime contractor’s delivery dates will be late and this could subject the prime contractor to liquidated damages from the customer. Should liquidated damages be assessed, the company would share in a proportionate amount of those damages to a maximum of approximately $40 million. As of September 30, 2007, the company has not been notified by the prime contractor as to any claim for liquidated damages. Until such time as liquidated damages are assessed by the customer, it is not possible to determine the impact to the consolidated financial statements, if any, for this matter.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2007, the range of reasonably possible future costs for environmental remediation sites was $205 million to $298 million, of which $232 million is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Income Tax Matters – The company has exposure related to income tax matters arising from indemnifications of businesses divested. The company periodically assesses these exposures for all tax years that are open under the applicable statute of limitations and records a liability, including related interest charges, where it has determined that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities under indemnification agreements for businesses divested are recorded at fair value at the inception of the indemnification and presented within income taxes payable. These primarily relate to indemnifications of foreign taxes as a result of the divestiture of TRW Auto in 2003 and total approximately $133 million and $145 million at September 30, 2007, and December 31, 2006, respectively. Management does not believe that the resolution of any of these income tax exposures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

Co-Operative Agreements – In 2003, Ships executed agreements with the states of Mississippi and Louisiana whereby Ships leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ships to these states.

As of September 30, 2007, Ships has met its obligations under the Mississippi agreement and remains obligated under the Louisiana agreement to maintain a minimum average of 5,200 full-time employees in the state of Louisiana at the end of any four-year period occurring between January 1, 2003, and December 31, 2010.

Failure by Ships to meet the Louisiana commitment would result in reimbursement by Ships to Louisiana in accordance with the agreement. As of September 30, 2007, Ships expects that all future commitments under the Louisiana agreement will be met based on its most recent business plan.

Financial Arrangements – In the ordinary course of business, the company utilizes standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At September 30, 2007, there were $435 million of unused stand-by letters of credit, $149 million of bank guarantees, and $551 million of surety bonds outstanding.

In December 2006, Ships entered into a loan agreement with the Mississippi Business Finance Corporation (MBFC) under which Ships received access to $200 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds by the MBFC. The loan accrues interest payable semi-annually at a fixed rate of 4.55 percent per annum. The company’s obligation related to these bonds is recorded in “Long-term debt” in the consolidated condensed statements of financial position. The bonds are subject to redemption at the company’s discretion on or after December 1, 2016, and mature on December 1, 2028. The bond issuance proceeds must be used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi. As of September 30, 2007, approximately $125 million was used by Ships and the remaining $75 million was recorded in other assets as restricted cash in the consolidated condensed statement of financial position. Repayment of the bonds is guaranteed by the company.

Credit Facility – On August 10, 2007, the company entered into an amended and restated credit agreement amending the company’s $2 billion five-year credit facility dated August 5, 2005. The agreement extends the maturity date of the credit facility from August 5, 2010, to August 10, 2012 and provides for improved pricing terms, reduced facility fees, and full availability of the facility for letters of credit. At September 30, 2007, there was no balance outstanding under this facility.

Indemnifications – The company has retained certain warranty, environmental, and other liabilities in connection with certain divestitures. Except as discussed in the following paragraph, the settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

In May 2006, Goodrich Corporation (Goodrich) notified the company of its claims under indemnities assumed by the company in its December 2002 acquisition of TRW that related to the sale by TRW of its Aeronautical Systems business in October 2002. Goodrich seeks relief from increased costs and other damages of approximately $118 million. The parties are engaged in discussions to enable the company to evaluate and assess the amounts being claimed. If the parties are unable to reach a negotiated resolution of the claims, Goodrich will have the right to commence litigation and may seek significant additional damages relating to allegations of other incurred costs and lost profits. The ultimate disposition of any litigation could take an extended period of time due to the nature of the claims. At this time the company does not have sufficient information to determine the ultimate disposition of this matter. If Goodrich were to pursue litigation and ultimately be successful on its claims, the effect upon the company’s consolidated financial position, results of operations, or cash flows could be material.

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

Insurance Coverage Summary - The company’s property insurance program at the time of loss was established in two layers of coverage. The primary (first) layer of coverage was provided by a syndicate of leading insurers and covered losses up to $500 million. The excess (second) layer of coverage was provided by a single insurer – FM Global. This excess layer reimburses the company for losses above $500 million up to the policy limit of approximately $20 billion.

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

NORTHROP GRUMMAN CORPORATION

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

Insurance Claim – The company’s Hurricane Katrina insurance claim is continually being evaluated based on actions to date and an assessment of remaining recovery scope. The company updated its assessment during the third quarter of 2007 and, as a result, the company’s aggregate claim for insurance recovery as a result of Hurricane Katrina is estimated to be $1.1 billion, consisting of clean-up and restoration costs of $278 million, property damages (including the value of destroyed assets not replaced) and other capital expenditures of $492 million and lost profits of $318 million. Certain amounts within the overall claim are still in the process of being finalized and the overall value of the claim may change from these amounts.

In June 2007, the company reached a final agreement with all but one of the insurers in its first layer of coverage under which the insurers agreed to pay their policy limits (less the policy deductible and certain other minor costs). As a result of the agreement regarding the claims from the first layer of coverage, the company received a total insurance recovery for damages to the shipyards of $466 million reflecting policy limits less certain minor costs. The company is continuing to seek recovery of its claim from the remaining insurer in the first layer that did not participate in the agreement. As a result of the agreement, the company received final cash payments totaling $113 million in the quarter ended June 30, 2007, of which $62 million has been attributed to the recovery of lost profits due to the storm and this amount was recognized in the consolidated condensed statement of income for that period as an adjustment to operating margin (cost of product sales) in the Ships segment. Through September 30, 2007, cumulative proceeds from the agreement have also been used to fund $126 million in capital expenditures for assets fully or partially damaged by the storm and $278 million in clean-up and restoration costs. Insurance recoveries received to date have enabled the company to recover the entire net book value of $98 million of assets totally or partially destroyed by the storm. To the extent that the company is unsuccessful in receiving the full value of its remaining claim relating to capital assets, the company will be responsible for funding the capital expenditures necessary to operate its shipyards. Through September 30, 2007, the company has incurred capital expenditures totaling $269 million related to assets damaged by Hurricane Katrina, of which approximately two-thirds represents the replacement cost of assets destroyed and the remainder represents the capitalized value of asset improvements that extended the useful life of assets damaged by the storm.

The company expects that its residual claim will be resolved separately with the remaining insurers in each of its two layers of coverage, and the company has pursued the resolution of its claim with that understanding. The insurer for the second layer of coverage has denied coverage for substantial portions of the company’s claim and the parties are presently in litigation to resolve this matter. In August 2007, the district court in which the litigation is pending issued an order finding that the excess insurance policy provided coverage for the company’s Katrina related loss. The insurer has advised the company that it intends to seek an appeal of the decision. (see Note 9).

Aside from contract cost adjustments recognized immediately following the hurricane and the subsequent effects of lower contract margins thereafter resulting from hurricane related cost growth, delay and disruption to contracts-in-progress, no other Hurricane Katrina related losses have been, or are expected to be, experienced by the company.

NORTHROP GRUMMAN CORPORATION

12.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefits		Benefits		Life Benefits
$ in millions	2007	2006	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$196	$185	$13	$18	$589	$555	$39	$53
Interest cost	314	291	41	46	938	874	123	140
Expected return on plan assets	(444)	(393)	(15)	(12)	(1,331)	(1,179)	(44)	(38)
Amortization of:
Prior service costs	12	9	(17)	(2)	31	27	(49)	(5)
Net loss from previous years	11	20	7	8	36	60	19	24

Net periodic benefit cost	$89	$112	$29	$58	$263	$337	$88	$174

Defined contribution plans cost	$66	$62			$211	$196

Employer Contributions – At a minimum, the company expects to make required contributions of approximately $139 million to its pension plans and approximately $183 million to its medical and life benefit plans in 2007. As of September 30, 2007, contributions of $126 million and $124 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

13.	STOCK-BASED COMPENSATION

At September 30, 2007, the company had stock-based awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan and the 1993 Long-Term Incentive Stock Plan, both applicable to employees, the 1993 Stock Plan for Non-Employee Directors and the 1995 Stock Plan for Non-Employee Directors, as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

Compensation Expense – Total pre-tax stock-based compensation for the nine months ended September 30, 2007, was $135 million, of which $9 million related to Stock Options and $126 million related to Stock Awards, respectively. Total pre-tax stock-based compensation for the nine months ended September 30, 2006, was $155 million, of which $8 million related to Stock Options and $147 million related to Stock Awards, respectively. Tax benefits recognized in the consolidated condensed statements of income for stock-based compensation during the nine months ended September 30, 2007, and 2006, were $53 million and $54 million, respectively. In addition, the company realized excess tax benefits of $51 million and $47 million, respectively, from the exercise of Stock Options and $22 million and $5 million, respectively, from the vesting of Stock Awards in the nine months ended September 30, 2007, and 2006.

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

NORTHROP GRUMMAN CORPORATION

granted is derived from historical experience under the company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the company’s Stock Options for the nine months ended September 30, 2007, and 2006, were as follows:

	2007	2006
Dividend yield	2.1%	1.6%
Volatility rate	20%	25%
Risk-free interest rate	4.7%	4.6%
Expected option life (years)	6.0	6.0

The weighted average grant date fair value of Stock Options granted during the nine months ended September 30, 2007, and 2006, was $15 and $18 per share, respectively.

Stock Option activity for the nine months ended September 30, 2007, was as follows:

		Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	Under Option	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2007	19,887,941	$49	5.0 years	$367
Granted	901,686	73
Exercised	(5,196,877)	49
Cancelled and forfeited	(12,346)	35

Outstanding at September 30, 2007	15,580,404	$51	4.8 years	$427

Vested and expected to vest in the future at September 30, 2007	15,492,840	$51	4.8 years	$426

Exercisable at September 30, 2007	14,001,412	$49	4.3 years	$410

Available for grant at September 30, 2007	11,913,711

The total intrinsic value of options exercised during the nine months ended September 30, 2007, and 2006, was $129 million and $134 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at September 30, 2007 (for outstanding options), less the applicable exercise price.

Stock Awards – Compensation expense for Stock Awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. During the nine months ended September 30, 2007, 2.6 million shares of common stock were issued to employees in settlement of prior year Stock Awards that were fully vested, with a total value upon issuance of $199 million and a grant date fair value of $125 million. During the nine months ended September 30, 2006, 2.4 million shares of common stock were issued to employees in settlement of prior year Stock Awards that were fully vested, with a total value upon issuance of $155 million and a grant date fair value of $132 million. There were 3.4 million Stock Awards granted in the nine months ended September 30, 2006, with a weighted average grant date fair value of $65 per share.

NORTHROP GRUMMAN CORPORATION

Stock Award activity for the nine months ended September 30, 2007, was as follows:

		Weighted Average	Weighted Average
	Stock	Grant Date	Remaining
	Awards	Fair Value	Contractual Term
Outstanding at January 1, 2007	7,364,227	$57	1.3 years
Granted (including performance adjustment on shares vested)	2,635,661	64
Vested	(2,637,703)	47
Forfeited	(232,855)	62

Outstanding at September 30, 2007	7,129,330	$63	1.2 years

Available for grant at September 30, 2007	5,058,977

Unrecognized Compensation Expense – At September 30, 2007, there was $246 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $19 million relates to Stock Options and $227 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted average period of 1.5 years.

14.	INCOME TAXES

The company’s effective tax rates on income from continuing operations were 32.3 percent and 30.2 percent for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, the company reached a partial settlement agreement with the IRS regarding its audit of the company’s tax years ended 2001 – 2003. As a result, the company recognized a net tax benefit of $22 million due to the reversal of previously established expense provisions. During the nine months ended September 30, 2006, the company reached final approval with the IRS regarding its audit of the company’s B-2 program for the years ended December 31, 1997 through December 31, 2000. As a result, the company recognized a net tax benefit of $48 million due to the reversal of previously established expense provisions. The company also recognized a net tax benefit of $18 million in 2006 related to tax credits associated with qualified wages paid to employees affected by Hurricane Katrina.

The company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the company adjusted the estimated value of its uncertain tax positions on January 1, 2007, by recognizing additional liabilities totaling $66 million through a charge to retained earnings, and reducing the carrying value of uncertain tax positions resulting from prior acquisitions by $63 million through a reduction of goodwill. Upon the adoption of FIN 48, the estimated value of the company’s uncertain tax positions was a liability of $514 million. If the company’s positions are sustained by the taxing authority in favor of the company, approximately $331 million would be treated as a reduction of goodwill, and the balance of $183 million would reduce the company’s effective tax rate. The company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. As of January 1, 2007, the company had accrued approximately $55 million for the payment of tax-related interest and penalties.

The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently examining the company’s U.S. income tax returns for 1999 – 2006, including pre-

NORTHROP GRUMMAN CORPORATION

acquisition activities of acquired companies. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

During the nine months ended September 30, 2007, the company’s liability for uncertain tax positions decreased $57 million primarily due to a partial settlement agreement with the IRS for the tax years 2001 – 2003.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	September 30,	December 31,
$ in millions	2007	2006
Cumulative translation adjustment	$28	$22
Unrealized gain on marketable securities, net of tax of $1 as of September 30, 2007, and $1 as of December 31, 2006, respectively	1	2
Unamortized benefit plan costs, net of tax of $840 as of September 30, 2007, and $900 as of December 31, 2006, respectively	(1,308)	(1,284)

Total accumulated other comprehensive loss	$(1,279)	$(1,260)

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Corporation”) as of September 30, 2007, and the related consolidated condensed statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related consolidated condensed statements of cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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
      October 23, 2007

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

Northrop Grumman (the company) provides technologically advanced, innovative products, services, and solutions in information and services, aerospace, electronics, and shipbuilding. As a prime contractor, principal subcontractor, partner, or preferred supplier, the company participates in many high-priority defense and commercial technology programs for customers in the United States (U.S.) and abroad. The company conducts most of its business with the U.S. Government, principally the Department of Defense. The company also conducts business with foreign governments and has domestic and international commercial sales.

Overall Operating Performance – Operating performance for the three and nine months ended September 30, 2007, compared to the same period in 2006 improved in almost every consolidated financial measure. Sales, operating margin, net income, and cash from operations all increased over the same period in 2006. Funded backlog at September 30, 2007, increased almost $4 billion over the same date in 2006. See discussion of consolidated results starting on page I-26 and discussion of results by reportable segment starting on page I-29.

Business Outlook and Operational Trends – The company’s shipyard operations in the Gulf Coast continue to be impacted from the effects of property damage and workforce shortages resulting from hurricanes in 2005 and a recent workforce stoppage due to union negotiations. While operational issues continue to exist, management believes it has an executable recovery plan in place and sales and operating margin related to these operations have continued to improve.

Other than the matter discussed above, there have been no material changes to the company’s products and services, industry outlook, or business trends from those disclosed in the company’s 2006 Annual Report on Form 10-K.

Notable Events - Notable events or activity during the three months ended September 30, 2007, affecting the company’s consolidated financial results included the following:

•	Cogent Settlement – see Note 9 to the consolidated condensed financial statements in Part I, Item 1.

•	Execution and completion of the fourth accelerated share repurchase agreement – see Note 7 to the consolidated condensed financial statements in Part I, Item 1.

•	Business acquisitions and dispositions – see Notes 4 and 5 to the consolidated condensed financial statements in Part I, Item 1.

Other notable events or activity during the nine months ended September 30, 2007, included the following:

•	$62 million operating margin gain related to settlement with certain insurance providers in connection with claims arising from Hurricane Katrina – see Note 11 to the consolidated condensed financial statements in Part I, Item 1.

•	$50 million pre-tax operating margin charge for legal and investigative provisions.

•	$27 million pre-tax operating margin charge recorded for the F-16 Block 60 fixed-price development combat avionics program due to a higher estimate of software integration costs to complete the Falcon Edge electronic warfare suite.

•	$27 million favorable adjustment related to the settlement of prior years overhead costs.

NORTHROP GRUMMAN CORPORATION

•	$55 million pre-tax operating margin charge related to LHD 8 due to a schedule extension and subsystem cost growth – see page I-40.

•	Execution and completion of the third accelerated share repurchase agreement – see Note 7 to the consolidated condensed financial statements in Part I, Item 1.

•	Acquisition of Essex Corporation (Essex) – see Note 4 to the consolidated condensed financial statements in Part I, Item 1.

•	Adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 – see Note 14 to the consolidated condensed financial statements in Part I, Item 1.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Changes in Critical Accounting Policies – There have been no changes in the company’s critical accounting policies during the three and nine months ended September 30, 2007, except for a change in the measurement and recording of tax contingency accruals in accordance with FIN 48. The expanded disclosure requirements of FIN 48 are presented in Note 14 to the consolidated condensed financial statements in Part I, Item I.

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

Use of Estimates – The company’s consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of commitments and contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions, except per share	2007	2006	2007	2006
Sales and service revenues	$7,928	$7,429	$23,194	$22,100
Cost of sales and service revenues	7,121	6,880	20,948	20,259
Operating margin	807	549	2,246	1,841
Interest expense, net	(78)	(73)	(237)	(234)
Other, net	2	1	(22)	(9)
Federal and foreign income taxes	241	169	641	482
Diluted earnings per share from continuing operations	1.41	.88	3.84	3.17
Net cash provided by operating activities	1,015	962	2,156	1,485

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2007	2006	2007	2006
Product sales	$4,310	$4,404	$13,015	$13,550
Service revenues	3,618	3,025	10,179	8,550

Sales and service revenues	$7,928	$7,429	$23,194	$22,100

Sales and service revenues for the three and nine months ended September 30, 2007, increased $499 million and approximately $1.1 billion, respectively, as compared with the same periods in 2006, reflecting higher sales in all operating segments except Integrated Systems. The increase is primarily due to higher sales volume across a wide spectrum of programs. The decrease in Integrated Systems’ sales is due primarily to the transition of certain development programs to their early production phases. See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues
Cost of sales and service revenues is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2007	2006	2007	2006
Cost of product sales	$3,236	$3,518	$9,987	$10,631
% of product sales	75.1%	79.9%	76.7%	78.5%
Cost of service revenues	3,094	2,576	8,635	7,406
% of service revenues	85.5%	85.2%	84.8%	86.6%
General and administrative expenses	791	786	2,326	2,222
% of total sales and service revenues	10.0%	10.6%	10.0%	10.1%

Cost of sales and service revenues	$7,121	$6,880	$20,948	$20,259

Cost of Product Sales and Service Revenues – Cost of product sales as a percentage of product sales for the three and nine months ended September 30, 2007, as compared to the same period in 2006 improved primarily at Mission

NORTHROP GRUMMAN CORPORATION

Systems, Ships, and Integrated Systems. Cost of service revenues as a percentage of service revenues for the three months ended September 30, 2007, as compared to the same period in 2006, remained essentially unchanged while improving for the comparable nine-month period primarily at Technical Services. See the Segment Operating Results section below for further information.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, general and administrative expenses are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost.

Operating Margin
The company considers operating margin to be an important measure for evaluating its operating performance and, as is typical in the industry, defines “operating margin” as revenues less the related cost of producing the revenues and general and administrative expenses. Operating margin for the company is further evaluated for each of the business segments in which the company operates, and “segment operating margin” is one of the key metrics used by management of the company to internally manage its operations.

The table below reconciles segment operating margin to total operating margin:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006

Segment operating margin	$817	$699	$2,293	$2,100
Unallocated expenses	(41)	(148)	(139)	(235)
Net pension adjustment	31	(2)	92	(24)

Total operating margin	$807	$549	$2,246	$1,841

Segment Operating Margin – Segment operating margin for the three months ended September 30, 2007, increased $118 million, or 17 percent, as compared to the same period in 2006. Total segment operating margin was 10.3 percent and 9.4 percent of total sales and service revenues for the three months ended September 30, 2007, and 2006, respectively. See the Segment Operating Results section below for further information.

Segment operating margin for the nine months ended September 30, 2007, increased $193 million, or 9 percent, as compared to the same period in 2006. Total segment operating margin was 9.9 percent and 9.5 percent of total sales and service revenues for the nine months ended September 30, 2007, and 2006, respectively. See the Segment Operating Results section below for further information.

Unallocated Expenses – Unallocated expenses for the three months ended September 30, 2007, decreased $107 million, or 72 percent, as compared with the same period in 2006, primarily due to $112.5 million in lower legal and investigative provisions, and $29 million in lower post-retirement benefit costs determined under GAAP as a result of a plan design change in 2006, offset by an increase in other costs including $17 million in higher litigation expenses.

Unallocated expenses for the nine months ended September 30, 2007, decreased $96 million, or 41 percent, as compared with the same period in 2006, primarily due to $86 million in lower post-retirement benefit costs determined under GAAP as a result of a plan design change in 2006 and $63 million lower legal and investigative provisions, offset by an increase in other costs including $18 million in higher litigation expenses.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with U.S. Government Cost Accounting Standards (CAS). For the three months ended September 30, 2007, and 2006, pension expense (income) determined in accordance with GAAP was $89 million and $112 million,

NORTHROP GRUMMAN CORPORATION

respectively, and pension expense determined in accordance with CAS amounted to $120 million and $110 million, respectively. For the nine months ended September 30, 2007, and 2006, pension expense determined in accordance with GAAP was $263 million and $337 million, respectively, and pension expense determined in accordance with CAS amounted to $355 million and $313 million, respectively. The reduction in GAAP pension cost primarily results from higher returns on plan assets and a voluntary pre-funding in the fourth quarter of 2006.

Interest Expense, Net
Interest expense, net for the three and nine months ended September 30, 2007, increased $5 million and $3 million, respectively, as compared with the same periods in 2006 primarily due to a lower amount of interest-bearing cash deposits, partially offset by lower average debt outstanding.

Other, Net
Other, net expense for the nine months ended September 30, 2007, increased $13 million, as compared with the same period in 2006 primarily due to $8 million related to a loss on asset disposal.

Federal and Foreign Income Taxes
The company’s effective tax rate on income from continuing operations for the three months ended September 30, 2007, was 33.0 percent compared with 35.4 percent for the same period in 2006.

The company’s effective tax rate on income from continuing operations for the nine months ended September 30, 2007, was 32.3 percent compared with 30.2 percent for the same period in 2006. During the nine months ended September 30, 2006, the company received final approval from the U.S. Congress Joint Committee on Taxation for the agreement previously reached with the IRS regarding its audit of the company’s B-2 program for the years ended December 31, 1997 through December 31, 2000. As a result, the company recognized a net tax benefit of $48 million due to the reversal of previously established expense provisions. The company recognized a net tax benefit of $18 million in 2006 related to tax credits associated with qualified wages paid to employees affected by Hurricane Katrina.

Discontinued Operations
Discontinued operations for the three and nine months ended September 30, 2007, is primarily comprised of a $1 million and $10 million after-tax loss, respectively, on the shutdown of the remaining Interconnect Technologies (ITD) business, formerly reported in the Electronics segment. See Note 5 to the consolidated condensed financial statements in Part I, Item I.

Discontinued operations for the three months ended September 30, 2006, is primarily comprised of a $4 million after-tax loss on the sale of the assembly business unit of ITD and a $3 million after-tax loss on the shutdown of the Enterprise Information Technology (EIT), formerly reported in the Information Technology segment. Discontinued operations for the nine months ended September 30, 2006, is primarily comprised of a $12 million after-tax loss on the shutdown of the remaining ITD business and a $14 million after-tax loss on the shutdown of EIT, partially offset by a $4 million after-tax gain on the sale of the assembly business of ITD, and a $2 million after-tax gain on the divestiture of Winchester Electronics. See Note 5 to the consolidated condensed financial statements in Part I, Item I.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended September 30, 2007, were $1.41, as compared with $.88 per share in the same period in 2006. Earnings per share are based on weighted average diluted shares outstanding of 352.6 million for the three months ended September 30, 2007, and 351.0 million for the same period in 2006. Diluted earnings per share from continuing operations and the weighted average diluted shares outstanding in 2007 include the dilutive effects of the mandatorily redeemable convertible series B preferred stock. See Note 7 to the consolidated condensed financial statements in Part I, Item 1.

NORTHROP GRUMMAN CORPORATION

Diluted earnings per share from continuing operations for the nine months ended September 30, 2007, were $3.84, as compared with $3.17 per share in the same period in 2006. Earnings per share are based on weighted average diluted shares outstanding of 355.4 million for the nine months ended September 30, 2007, and 352.1 million for the same period in 2006. Diluted earnings per share from continuing operations and the weighted average diluted shares outstanding in 2007 include the dilutive effects of the mandatorily redeemable convertible series B preferred stock. See Note 7 to the consolidated condensed financial statements in Part I, Item 1.

Net Cash Provided by Operating Activities
For the three months ended September 30, 2007, net cash provided from operating activities was $1,015 million compared to $962 million for the same period in 2006. The increase of $53 million, or 6 percent, was due to $375 million in higher sources of cash primarily from $365 million in increased collections net of progress payments, partially offset by $295 million in higher uses of cash primarily due to a $252 million increase in cash paid to suppliers and employees and $60 million in additional income taxes paid.

Net cash provided by operating activities for the nine months ended September 30, 2007, was $2,156 million compared to $1,485 million for the same period in 2006. The increase of $671 million, or 45 percent, was due to $1.5 billion in higher sources of cash primarily from $1.4 billion in increased collections net of progress payments, $79 million in higher insurance proceeds, and $66 million in less cash used in discontinued operations, offset by $888 million in higher uses of cash primarily due to a $768 million increase in cash paid to suppliers and employees and $129 million in additional income taxes paid.

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

NORTHROP GRUMMAN CORPORATION

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006
Sales and Service Revenues
Information & Services
Mission Systems	$1,459	$1,340	$4,363	$4,087
Information Technology	1,107	1,023	3,288	2,928
Technical Services	573	526	1,644	1,340

Total Information & Services	3,139	2,889	9,295	8,355

Aerospace
Integrated Systems	1,255	1,317	3,761	4,116
Space Technology	750	699	2,273	2,170

Total Aerospace	2,005	2,016	6,034	6,286

Electronics	1,673	1,665	4,980	4,756
Ships	1,469	1,238	3,984	3,808
Intersegment eliminations	(358)	(379)	(1,099)	(1,105)

Sales and service revenues	$7,928	$7,429	$23,194	$22,100

Segment Operating Margin
Information & Services
Mission Systems	$144	$131	$423	$400
Information Technology	72	92	248	256
Technical Services	28	34	88	96

Total Information & Services	244	257	759	752

Aerospace
Integrated Systems	145	137	454	426
Space Technology	59	66	187	184

Total Aerospace	204	203	641	610

Electronics	211	198	579	552
Ships	183	76	396	273
Intersegment eliminations	(25)	(35)	(82)	(87)

Segment operating margin	$817	$699	$2,293	$2,100

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

NORTHROP GRUMMAN CORPORATION

Funded Contract Acquisitions
Funded contract acquisitions represent amounts funded during the period on customer contractually obligated orders. Funded contract acquisitions tend to fluctuate from period to period and are determined by the size and timing of new and follow-on orders and by obligations of funding on previously awarded unfunded orders. In the period that a business is purchased, its existing funded order backlog as of the date of purchase is reported as funded contract acquisitions. In the period that a business is sold, its existing funded order backlog as of the divestiture date is deducted from funded contract acquisitions.

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

Operating margin may also be affected by, among other things, the effects of workforce stoppages, the effects of natural disasters (such as hurricanes and earthquakes), resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized (such as warranty reserves) could also impact contract earnings. Where such items have occurred, and the effects are material, a separate description is provided.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006

Funded Contract Acquisitions	$1,360	$1,136	$4,261	$4,178
Sales and Service Revenues	1,459	1,340	4,363	4,087
Segment Operating Margin	144	131	423	400
As a percentage of segment sales	9.9%	9.8%	9.7%	9.8%

NORTHROP GRUMMAN CORPORATION

Funded Contract Acquisitions
Mission Systems contract acquisitions for the three months ended September 30, 2007, increased $224 million, or 20 percent, as compared with the same period in 2006, primarily due to higher funding received from the Force XXI Battle Brigade and Below (FBCB2) Installation Kits (I-Kits) program, Guardrail Modernization program and the Kinetic Energy Interceptors (KEI) program. Significant acquisitions during the three months ended September 30, 2007 included $66 million for the FBCB2 I-Kits program, $41 million for the Intercontinental Ballistic Missile (ICBM) program, $50 million for a restricted program, $39 million for KEI program and $38 million for the F-22 program.

Mission Systems contract acquisitions for the nine months ended September 30, 2007, increased $83 million, or 2 percent, as compared with the same period in 2006, primarily due to higher acquisitions in ISR related to the acquisition of Essex and a restricted program win, partially offset by the receipt of delayed funding upon approval of the federal defense budget during the first quarter of 2006. Significant acquisitions during the nine months ended September 30, 2007, included $385 million for the ICBM program, $158 million for the Joint National Integration Center Research & Development (JRDC) program, $149 million for the F-22 program, $106 million for the FBCB2 I-Kits program, $98 million for the Ground-Based Midcourse Defense Fire Control and Communications (GFC/C) program and $81 million for the F-35 program.

Sales and Service Revenues
Mission Systems revenues for the three months ended September 30, 2007, increased $119 million, or 9 percent, as compared with the same period in 2006. The increase was primarily due to $90 million in higher sales in ISR, $20 million in higher sales in Missile Systems and $16 million in higher sales in C3. The increase in ISR is primarily due to the acquisition of Essex. The increase in Missile Systems is primarily due to increased scope and funding levels in the KEI and JRDC programs. The increase in C3 is due to higher volume in several programs, including the FBCB2 I-Kits program, partially offset by lower volume in the F-35 program as hardware development winds down in 2007 and reduced scope and deliveries in the F-22 program accelerated into 2006.

Mission Systems revenues for the nine months ended September 30, 2007, increased $276 million, or 7 percent, as compared with the same period in 2006. The increase was primarily due to $190 million in higher sales volume in ISR and $108 million in higher sales in Missile Systems. The increase in ISR is due to the acquisition of Essex and higher volume in several programs awarded in 2006, partially offset by several programs completed or nearing completion in 2007. The increase in Missile Systems is due to higher volume in the KEI, ICBM, JRDC, and GFC/C programs.

Segment Operating Margin
Mission Systems operating margin for the three months ended September 30, 2007, increased $13 million, or 10 percent, as compared with the same period in 2006, primarily due to the effect of net sales volume increases across various programs, partially offset by an increase in amortization of purchased intangibles.

Mission Systems operating margin for the nine months ended September 30, 2007, increased $23 million, or 6 percent, as compared with the same period in 2006, primarily due to the effect of net sales volume increases across various programs, partially offset by an increase in amortization of purchased intangibles.

NORTHROP GRUMMAN CORPORATION

Information Technology
Information Technology is a premier provider of advanced information technology (IT) solutions, engineering, and business services for government and commercial customers. Products and services are grouped into the following business areas: Intelligence; Civilian Agencies; Commercial, State & Local (CS&L); and Defense.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006

Funded Contract Acquisitions	$1,360	$1,384	$3,319	$3,516
Sales and Service Revenues	1,107	1,023	3,288	2,928
Segment Operating Margin	72	92	248	256
As a percentage of segment sales	6.5%	9.0%	7.5%	8.7%

Funded Contract Acquisitions
Information Technology contract acquisitions for the three months ended September 30, 2007, decreased $24 million, or 2 percent, as compared with the same period in 2006, primarily reflecting decreases of $107 million in CS&L and $36 million in Civilian Agencies, partially offset by increases of $74 million in Intelligence and $62 million in Defense. Significant non-restricted acquisitions during the three months ended September 30, 2007 included $152 million for the Virginia IT outsourcing program and $111 million for the National Geospatial-Intelligence Agency Enterprise Engineering program.

Information Technology contract acquisitions for the nine months ended September 30, 2007, decreased $197 million, or 6 percent, as compared with the same period in 2006, primarily reflecting decreases of $172 million in CS&L and $46 million in Civilian Agencies, partially offset by an increase of $58 million in Defense. Significant non-restricted acquisitions during the nine months ended September 30, 2007, included $201 million for the Virginia IT outsourcing program, $126 million for the National Geospatial-Intelligence Agency Enterprise Engineering program, $113 million for the Systems and Software Engineering Services program, and additional funding of $110 million for the Network Centric Solutions program.

Sales and Service Revenues
Information Technology revenues for the three months ended September 30, 2007, increased $84 million, or 8 percent, as compared with the same period in 2006. The increase was primarily due to $69 million in higher sales volume in CS&L and $63 million in higher sales in Intelligence, partially offset by $41 million in lower sales in Civilian Agencies. The increase in CS&L is due to higher volume associated with the New York City Wireless, San Diego County IT outsourcing, and Virginia IT outsourcing programs. The increase in Intelligence is primarily due to higher volume associated with new restricted program wins. The decrease in Civilian Agencies is primarily due to program budget reductions and program completion.

Information Technology revenues for the nine months ended September 30, 2007, increased $360 million, or 12 percent, as compared with the same period in 2006. The increase was primarily due to $226 million in higher sales volume in CS&L and $179 million in higher sales in Intelligence, partially offset by $71 million in lower sales in Civilian Agencies. The increase in CS&L is due to higher volume associated with new programs awarded in 2006, including the Virginia IT outsourcing, New York City Wireless, and San Diego County IT outsourcing programs. The increase in Intelligence is due to new restricted program wins and higher volume on various existing programs. The decrease in Civilian Agencies is primarily due to program budget reductions and program completion.

Segment Operating Margin
Information Technology operating margin for the three months ended September 30, 2007 decreased $20 million or 22 percent, as compared with the same period in 2006. The decrease in operating margin was driven by reduced margins related to large IT outsourcing programs, offset by the effects of increased volume and improved

NORTHROP GRUMMAN CORPORATION

performance on other CS&L and Intelligence programs. The lower IT outsourcing margins were due to increased transition cost, including $22 million in increased amortization of deferred and other outsourcing costs. The operating margin decrease also reflects discretionary spending for internal information systems infrastructure expected to yield future cost improvements.

Information Technology operating margin for the nine months ended September 30, 2007 decreased $8 million, or 3 percent, as compared with the same period in 2006. The decrease in operating margin was driven by $27 million in increased amortization of deferred and other outsourcing costs on large IT outsourcing programs compared to the prior period, offset by the effects of increased volume on several Intelligence, CS&L, and Defense programs. The operating margin decrease also reflects discretionary spending for internal information systems infrastructure expected to yield future cost improvements..

Technical Services
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, and also provides a wide-array of technical services including training and simulation. Services are grouped into the following business areas: Systems Support, Life Cycle Optimization and Engineering (LCOE), and Training and Simulation Group (TSG).

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006

Funded Contract Acquisitions	$441	$712	$1,478	$1,888
Sales and Service Revenues	573	526	1,644	1,340
Segment Operating Margin	28	34	88	96
As a percentage of segment sales	4.9%	6.5%	5.4%	7.2%

Funded Contract Acquisitions
Technical Services funded contract acquisitions for the three months ended September 30, 2007, decreased $271 million, or 38 percent, as compared with the same period in 2006, primarily representing a decrease of $357 million in Systems Support Group (SSG), partially offset by an increase of $80 million in LCOE and an increase of $22 million in TSG. Significant acquisitions for the three months ended September 30, 2007, included $64 million for the Hunter CLS program, $48 million for the Nevada Test Site (NTS) program, $44 million for the Joint Base Operations Services Contract (JBOSC), $35 million for F-15 Repairs program at Warner Robins Regional Service Center, $21 million for the Warner Robins Fleet Sustainment Engineering programs, and additional funding of $21 million for the UK AWACS program.

Technical Services funded contract acquisitions for the nine months ended September 30, 2007, decreased $410 million, or 22 percent, as compared with the same period in 2006, primarily representing a decrease of $289 million in TSG, a decrease of $212 million in SSG, partially offset by a $93 million increase in LCOE. Significant acquisitions during the nine months ended September 30, 2007, included $333 million for the NTS program, $205 million for the JBOSC program, $131 million for the Hunter CLS program, $70 million for F-15 repairs, $63 million for the Field Support Services program, $58 million for the Ft. Irwin program, $54 million for the Post Production Spares program, $45 million for the Battle Command Training Program, and $43 million for the Tyndall Operations programs.

Sales and Service Revenues
Technical Services revenues for the three months ended September 30, 2007, increased $47 million, or 9 percent, as compared with the same period in 2006. The increase was primarily driven by $32 million in sales volume on the NTS program and $12 million in higher sales across various TSG programs.

Technical Services revenues for the nine months ended September 30, 2007, increased $304 million, or 23 percent, as compared with the same period in 2006. The increase was primarily driven by $254 million from

NORTHROP GRUMMAN CORPORATION

the effects of higher sales volume on the NTS program and $49 million from the effects of higher sales across various LCOE and TSG programs.

Segment Operating Margin
Technical Services operating margin for the three months ended September 30, 2007, decreased $6 million, or 18 percent, as compared with the same period in 2006, primarily due to favorable 2006 margin adjustments to reflect risk eliminated on contracts for spares production on fixed-price contracts.

Technical Services operating margin for the nine months ended September 30, 2007, decreased $8 million, or 8 percent, as compared with the same period in 2006, primarily due to the reason noted above.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006

Funded Contract Acquisitions	$990	$705	$3,437	$4,259
Sales and Service Revenues	1,255	1,317	3,761	4,116
Segment Operating Margin	145	137	454	426
As a percentage of segment sales	11.6%	10.4%	12.1%	10.3%

Funded Contract Acquisitions
Integrated Systems funded contract acquisitions for the three months ended September 30, 2007, increased $285 million, or 40 percent, as compared with the same period in 2006, primarily due to $70 million on the Joint STARS program and $71 million on the EA-18G program. Significant acquisitions during the three months ended September 30, 2007, included $128 million for the F-35 program, $115 million for the HALE Systems (Global Hawk) program, and $112 million for the EA-18G program.

Integrated Systems funded contract acquisitions for the nine months ended September 30, 2007, decreased $822 million, or 19 percent, as compared with the same period in 2006, resulting from decreases of $530 million and $458 million at ISER and ISWR, respectively, partially offset by an increase of $158 million on International Programs. The decrease is primarily due to higher 2006 funded contract acquisitions as a result of delayed funding upon approval of the fiscal year 2006 defense budget. Significant acquisitions during the nine months ended September 30, 2007, included $800 million for the F/A-18 program, $442 million for the B-2 program, and $381 million for the HALE Systems (Global Hawk) program.

Sales and Service Revenues
Integrated Systems revenues for the three months ended September 30, 2007, decreased $62 million, or 5 percent, as compared with the same period in 2006. The decrease reflects $75 million in lower sales due to the transition of the E-2D Advanced Hawkeye, F-35 and EA-18G development programs to their early production phases, and $48 million associated with the effects of significant customer-directed scope reductions associated with the E-10A platform and related Multi-Platform Radar Technology Insertion Program (MP-RTIP) efforts, partially offset by $40 million in higher volume on the F/A-18 Multi-Year Procurement (MYP) program and $33 million in higher volume on the HALE Systems (Global Hawk) program.

NORTHROP GRUMMAN CORPORATION

Integrated Systems revenues for the nine months ended September 30, 2007, decreased $355 million, or 9 percent, as compared with the same period in 2006. Approximately $300 million of the decrease was a result of the transition of the E-2D Advanced Hawkeye, F-35 and EA-18G development programs to their early production phases. Also contributing to the reduction in revenues was $88 million from the effects of significant customer-directed scope reductions associated with the E-10A platform and related MP-RTIP efforts as well as $52 million of lower volume on the Navy Unmanned Combat Air System (N-UCAS) Operational Assessment (OA) program as it nears completion. These reductions were partially offset by $59 million in higher volume on the F/A-18 MYP program and $51 million in higher volume on the Global Hawk program.

Segment Operating Margin
Integrated Systems operating margin for the three months ended September 30, 2007, increased $8 million, or 6 percent, as compared with the same period in 2006. The increase in operating margin includes net performance improvements primarily attributable to the E-2C Post Multi-Year and E-2D Advanced Hawkeye programs, partially offset by the effects of the lower sales volume described above. The increase in operating margin as a percentage of segment sales is primarily due to risk reduction on the E-2 program and improved performance on B-2 support programs.

Integrated Systems operating margin for the nine months ended September 30, 2007, increased $28 million, or 7 percent, as compared with the same period in 2006. The increase in operating margin includes net margin improvements totaling $54 million primarily due to favorable settlement of prior years overhead costs and risk reduction achieved on various B-2 programs, partially offset by the margin effects of lower sales volume described above. The increase in operating margin as a percentage of segment sales is primarily due to risk reduction on the E-2 program, improved performance on B-2 support programs, and the favorable settlement of prior years overhead costs described above.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006

Funded Contract Acquisitions	$475	$409	$1,665	$2,534
Sales and Service Revenues	750	699	2,273	2,170
Segment Operating Margin	59	66	187	184
As a percentage of segment sales	7.9%	9.4%	8.2%	8.5%

Funded Contract Acquisitions
Space Technology funded contract acquisitions for the three months ended September 30, 2007, increased $66 million, or 16 percent, as compared with the same period in 2006, primarily representing a $176 million increase for Civil Space, partially offset by a $70 million decrease in ISR and a $30 million decrease for SatCom. Significant acquisitions during the three months ended September 30, 2007 included $168 million for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program, $139 million for restricted contracts, and $52 million for the James Webb Space Telescope (JWST) program.

Space Technology funded contract acquisitions for the nine months ended September 30, 2007, decreased $869 million, or 34 percent, as compared with the same period in 2006, primarily representing a $398 million

NORTHROP GRUMMAN CORPORATION

decrease in SatCom, a $271 million decrease in ISR, a $141 million decrease in Civil Space, and an $80 million decrease in Technology. The decrease is primarily due to the receipt of delayed funding upon approval of the federal defense budget during the first quarter of 2006. Significant acquisitions during the nine months ended September 30, 2007, included $626 million in restricted contracts, $221 million for the NPOESS program, funding of $164 million in the JWST program, and additional funding of $163 million in the Space Tracking and Surveillance System (STSS) program.

Sales and Service Revenues
Space Technology revenues for the three and nine months ended September 30, 2007, increased $51 million and $103 million, or 7 percent and 5 percent, respectively, as compared with the same period in 2006. The increase was primarily due to higher sales in ISR due to higher volume on restricted programs and the Space Radar program.

Segment Operating Margin
Space Technology operating margin for the three months ended September 30, 2007, decreased $7 million, or 11 percent, as compared with the same period in 2006. Operating margin was lower in 2007 due primarily to positive performance impacts in 2006, partially offset by the effects of net sales volume increases in 2007.

Space Technology operating margin for the nine months ended September 30, 2007, increased $3 million, or 2 percent, as compared with the same period in 2006. The increase in operating margin includes the effects of increased volume and net performance improvements in 2007, partially offset by positive performance impacts in 2006.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006

Funded Contract Acquisitions	$2,320	$1,632	$6,891	$4,925
Sales and Service Revenues	1,673	1,665	4,980	4,756
Segment Operating Margin	211	198	579	552
As a percentage of segment sales	12.6%	11.9%	11.6%	11.6%

Funded Contract Acquisitions
Electronics funded contract acquisitions for the three months ended September 30, 2007, increased $688 million, or 42 percent, as compared with the same period in 2006 primarily representing increases of $510 million and $187 million for Aerospace Systems and Defensive Systems, respectively. Significant acquisitions during the three months ended September 30, 2007 included $242 million for the MESA Korea program, a $222 million task order for the LAIRCM Indefinite Delivery Indefinite Quantity (IDIQ) program, $158 million for the F-16 (V)9 Upgrade Kits 120-Lot, $92 million for the BDS Flats Production program, and $82 million for the Vehicular Intercommunications Systems (VIS).

Electronics funded contract acquisitions for the nine months ended September 30, 2007, increased $2 billion, or 40 percent, as compared with the same period in 2006 primarily representing increases of $931 million,

NORTHROP GRUMMAN CORPORATION

$462 million and $462 million for Government Systems, Defensive Systems, and Aerospace Systems, respectively. Significant acquisitions during the nine months ended September 30, 2007, included $875 million for the Flats Sequencing System (FSS) program, $399 million for the LAIRCM IDIQ program, $242 million for the MESA Korea program, $230 million for the VIS program, and $34 million for the Ground/Air Task Oriented Radar (G/ATOR) program.

Sales and Service Revenues
Electronics revenues for the three months ended September 30, 2007, increased $8 million, or less than 1 percent, as compared with the same period in 2006. The increase was primarily due to $54 million higher sales in the Defensive Systems, and $23 million in NMS, partially offset by $73 million lower sales in Aerospace Systems. The increase in Defensive Systems sales is primarily due to higher deliveries on land forces and EO & IR countermeasure programs. The increase in NMS sales is due to higher volume on commercial products and a restricted program. The lower Aerospace Systems sales are primarily due to the effect of declining volume on fixed price development programs.

Electronics revenues for the nine months ended September 30, 2007, increased $224 million, or 5 percent, as compared with the same period in 2006. The increase was primarily due to $124 million higher sales in NMS, $108 million higher sales in the Government Systems, and $86 million in Defensive Systems, partially offset by $113 million lower sales in Aerospace Systems. The increase in NMS sales is primarily due to higher volume on a restricted program. The increase in Government Systems sales is primarily attributable to increases in communications and postal automation programs. The increase in Defensive Systems is primarily due to higher deliveries on land forces and EO & IR countermeasure programs. The lower Aerospace Systems sales are primarily due to the effect of declining volume on fixed price development programs.

Segment Operating Margin
Electronics operating margin for the three months ended September 30, 2007, increased $13 million, or 7 percent, as compared with the same period in 2006. The increase in operating margin includes $11 million from the effects of higher net sales volume primarily in Defensive Systems and Government Systems and $6 million in net performance improvements, primarily due to elimination of risk on the Virginia Class program at NMS.

Electronics operating margin for the nine months ended September 30, 2007, increased $27 million, or 5 percent, as compared with the same period in 2006. The increase in operating margin is primarily attributable to $21 million from the effects of higher net sales volume in Government Systems and Defensive Systems.

SHIPS

Ships is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Ships is also one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, international navies, and for commercial vessels. Products and services are grouped into the following business areas: Aircraft Carriers; Expeditionary Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense; Fleet Support, Services; and Commercial & Other.

NORTHROP GRUMMAN CORPORATION

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2007	2006	2007	2006

Funded Contract Acquisitions	$895	$578	$3,161	$6,372
Sales and Service Revenues	1,469	1,238	3,984	3,808
Segment Operating Margin	183	76	396	273
As a percentage of segment sales	12.5%	6.1%	9.9%	7.2%

Funded Contract Acquisitions
Ships contract acquisitions for the three months ended September 30, 2007, increased $317 million, or 55 percent, as compared with the same period in 2006, primarily in Coast Guard and Coastal Defense. Significant acquisitions during the three months ended September 30, 2007, included $492 million for the WMSL National Security (WMSL) program, $119 million for the LPD program, $117 million of funded contract acquisitions from the reorganization of AMSEC, LLC (AMSEC), $32 million for the Virginia-class submarine program, and additional funding of $31 million for the DDG program.

Ships contract acquisitions for the nine months ended September 30, 2007, decreased $3.2 billion, or 50 percent, as compared with the same period in 2006, primarily representing decreases of $1.7 billion in both Aircraft Carriers and Expeditionary Warfare. The decrease is partially due to higher 2006 funded contract acquisitions as a result of delayed funding approval of the fiscal year 2006 defense budget. Significant acquisitions during the nine months ended September 30, 2007 included $796 million for the LHA program, $509 million for the WMSL program, $507 million for the DDG 1000 program, $464 million for the Virginia-class submarine program, $293 million for the LPD program, $117 million for AMSEC, and additional funding of $91 million for the DDG program.

Sales and Service Revenues
Ships revenues for the three months ended September 30, 2007, increased $231 million, or 19 percent, as compared with the same period in 2006. The increase was primarily due to $104 million in higher sales in Expeditionary Warfare, $39 million in higher sales in Coast Guard and Coastal Defense, $36 million in higher sales in Fleet Support, $25 million in higher sales in Submarines, and $17 million in higher sales in Surface Combatants. The increase in Expeditionary Warfare was primarily due to higher sales volume in the LPD and LHA programs, partially offset by lower sales in the LHD program. The increase in Coast Guard and Coastal Defense was primarily due to higher sales volume in the WMSL program. The increase in Fleet Support was due to the reorganization of AMSEC. The increase in Submarines was due to $24 million in higher sales volume on the USS Toledo. The increase in Surface Combatants was due to higher sales volume in the DDG program.

Ships revenues for the nine months ended September 30, 2007, increased $176 million, or 5 percent, as compared with the same period in 2006. The increase was primarily due to $141 million in higher sales in Expeditionary Warfare, $76 million in higher sales in Coast Guard and Coastal Defense, $36 million in higher sales for Fleet Support, $22 million in higher sales in Aircraft Carriers, $19 million in higher sales in Submarines, partially offset by $90 million in lower sales in Surface Combatants, $33 million in lower sales in Services, Commercial and Other. The increase in Expeditionary Warfare was primarily due to higher sales volume in the LPD and LHA programs due to production ramp-ups, partially offset by lower sales volume in the LHD program as a result of a now-concluded labor strike at the Pascagoula, Mississippi shipyard. The increase in Coast Guard and Coastal Defense was primarily due to higher sales volume in the WMSL program. The increase in Fleet Support was due to the reorganization of AMSEC. The decrease in Surface Combatants was due to lower sales in the DDG 1000 program and the impacts of the labor strike.

NORTHROP GRUMMAN CORPORATION

Segment Operating Margin
Ships operating margin for the three months ended September 30, 2007, increased $107 million, or 141 percent, as compared with the same period in 2006 consisting of $45 million resulting from risk reduction on certain contracts due to the resolution of contract discussions with the customer, a $22 million gain resulting from the reorganization of AMSEC (see Note 4 to the consolidated condensed financial statements in Part I, Item 1), and volume increases and improved performance across various programs, including work performed at the Gulf Coast shipyards on contracts awarded post-Katina.

Ships operating margin for the nine months ended September 30, 2007, increased $123 million, or 45 percent, as compared with the same period in 2006, primarily consisting of net performance improvements of $15 million, increased volume of $20 million across multiple programs, $62 million for recovery of lost profits due to having reached an agreement on the insurance claim on the first layer of coverage related to Hurricane Katrina and a $22 million gain resulting from the reorganization of AMSEC (see Note 4 to the consolidated condensed financial statements in Part I, Item 1). The performance improvements include the quarterly effects described above, offset by $55 million resulting from a contract earnings rate adjustment on LHD 8 primarily due to a schedule extension resulting from manpower constraints in critical crafts (electrical and pipefitting) following the strike at the Pascagoula shipyard in 2007.

BACKLOG

Total backlog at September 30, 2007, was approximately $64.1 billion. Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

The estimated value of contracts awarded to the company during the three and nine months ended September 30, 2007, is approximately $11.5 billon and $25.9 billion, respectively.

	September 30, 2007			December 31, 2006
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Information & Services
Mission Systems	$3,017	$8,938	$11,955	$3,119	$8,488	$11,607
Information Technology	2,698	2,143	4,841	2,667	1,840	4,507
Technical Services	1,209	3,251	4,460	1,375	3,973	5,348

Total Information & Services	6,924	14,332	21,256	7,161	14,301	21,462

Aerospace
Integrated Systems	3,961	5,151	9,112	4,285	4,934	9,219
Space Technology	1,015	8,735	9,750	1,623	7,138	8,761

Total Aerospace	4,976	13,886	18,862	5,908	12,072	17,980

Electronics	8,487	1,981	10,468	6,576	1,583	8,159
Ships	10,031	3,466	13,497	10,854	2,566	13,420

Total	$30,418	$33,665	$64,083	$30,499	$30,522	$61,021

Major components in unfunded backlog as of September 30, 2007, include the KEI program in the Mission Systems segment; the NTS program in the Technical Services segment; the F-35 and F/A-18 programs in the

NORTHROP GRUMMAN CORPORATION

Integrated Systems segment; the NPOESS and restricted programs in the Space Technology segment; and Block II of the Virginia-class submarines program in the Ships segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2007, was $2,156 million compared to $1,485 million for the same period in 2006. The increase of $671 million, or 45 percent, was due to $1.5 billion in higher sources of cash primarily due to $1.4 billion in increased collections net of progress payments, $79 million in higher insurance proceeds, and $66 million in less cash used in discontinued operations, offset by $888 million in higher uses of cash primarily due to a $768 million increase in cash paid to suppliers and employees and $129 million in additional income taxes paid.

For 2007, cash generated from operations, supplemented by borrowings under credit facilities, is expected to be sufficient to service debt and contract obligations, finance capital expenditures and share repurchases, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2007, was $1.1 billion compared to $442 million in the same period of 2006. The increase is primarily due to the acquisition of Essex for $584 million. In addition, during the nine months ended September 30, 2007, the company made capital expenditures of $431 million and paid $89 million for deferred costs related to outsourcing contracts and related software costs. During the nine months ended September 30, 2006, the company made capital expenditures of $493 million and received $90 million of insurance proceeds related to the recovery of capital expenditures associated with Hurricane Katrina.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2007, was $1.3 billion compared to $1.2 billion in the same period of 2006. The increase primarily results from $269 million in additional stock repurchases, $126 million in less proceeds from stock option exercises, $99 million less in net borrowings under lines of credit, $80 million in additional dividends paid, partially offset by $426 million in lower principal payments of long-term debt. Net cash used in financing activities for the nine months ended September 30, 2007, included payments of $1.1 billion for common stock repurchases and $378 million for the payment of dividends, offset by $246 million in proceeds from stock option exercises. See Note 7 to the consolidated condensed financial statements in Part I, Item 1 for a discussion concerning the company’s common stock repurchases.

Contractual Obligations – Upon adoption of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007, the estimated value of the company’s uncertain tax positions was a liability of $514 million resulting from unrecognized net tax benefits. The estimated timing of future settlement upon adoption was as follows: 2007 - $66.7 million; 2008-2009 – $147 million; 2010-2011 – $287.6 million; 2012 and beyond – $12.7 million.

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

Other new pronouncements issued but not effective until after September 30, 2007 are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

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

The company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

•	future revenues;
•	expected program performance and cash flows;
•	returns on pension plan assets and variability of pension actuarial and related assumptions;
•	the outcome of litigation, claims, appeals and investigations;
•	hurricane-related insurance recoveries;
•	environmental remediation;
•	acquisitions and divestitures of businesses;
•	successful reduction of debt;
•	performance issues with key suppliers and subcontractors;
•	product performance and the successful execution of internal plans;
•	successful negotiation of contracts with labor unions;
•	allowability and allocability of costs under U.S. Government contracts;
•	effective tax rates and timing and amounts of tax payments;
•	the results of any audit or appeal process with the IRS; and
•	anticipated costs of capital investments.

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

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

ABL – Airborne Laser	Design and develop the system’s Chemical Oxygen Iodine Laser (COIL) and the Beacon Illuminator Laser (BILL) for Missile Defense Agency’s Airborne Laser, providing a capability to destroy boost-phase missiles at very long range.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

AEHF – Advanced Extremely High Frequency	Provide the communication payload for the nation’s next generation military strategic and tactical relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

APG-66	Provide engineering services, technical support, spares and repairs for the AN/APG-66 fire control radar that is utilized for the F-16 and other military aircraft.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Battle Command Training Program	Operates the Corporate-based models and automated tools used for the collection and analysis of information used by U.S. Army Battle Command Training Program.

BDS Flats Production	Provide enhanced Biohazard Detection System (BDS) flat mail screening to rapidly analyze and detect potential biological threats at postal service mail-sorting facilities.

Coast Guard’s Deepwater Program	Design, develop, construct and deploy surface assets to recapitalize the Coast Guard.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

DDG 1000 Zumwalt-class destroyer	Design the first in a class of the U.S. Navy’s multi-mission surface combatants tailored for land attack and littoral dominance.

E-2D Advanced Hawkeye	The E-2D builds upon the Hawkeye 2000 configuration with significant radar improvement performance. The E-2D provides over the horizon airborne early warning (AEW), surveillance, tracking, and command and control capability to the U.S. Naval Battle Groups and Joint Forces.

E-10A	Mission Execution Program (MEP) to continue to mature the technologies of the E-10A Battle Management/Command and Control capabilities.

E/A -18G	Provide the AEA suite to Boeing which includes the ALQ-218 (V2) receiving system, the ALQ-227 communications countermeasures system and the Electronic Attack Unit, that interfaces with the legacy F/A-18 air vehicle.

EO & IR countermeasures	Provides protection against the ground launched man portable (MANPAD) infrared missile threat by automatically detecting missile launch and jamming the missile’s guidance system with a laser beam, causing a miss. The AAQ-24 is a stand-alone electronic warfare system installed on over 380 USAF and international transport aircraft and helicopters, is fully operational with the USAF and Royal Air Force (RAF), and is the only laser DIRCM system available in the world.

F/A - 18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

F/A-18 Multi-Year Procurement (MYP)	Build the center/aft sections of 210 F/A-18 E/F aircraft through 2009 as a principal subcontractor to Boeing.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

F-16 Block 60	Direct commercial firm fixed-price program with LM Aero to develop and produce 80 Lot systems for aircraft delivery to the United Arab Emirates Air Force as well as test equipment and spares to be used to support in-country repairs of sensors.

F-16(V)9 Upgrade Kits 120-Lot	Production and delivery of 120 radar line replacement units and kits including spares.

F-35 Development (Joint Strike Fighter)	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities.

Force XXI Battle Brigade and Below (FBCB2)	Install in Army vehicles a system of computer hardware and software that forms a wireless, tactical Internet for near-real-time situational awareness and command and control on the battlefield.

Flats Sequencing System / Postal Automation	Build systems for the U.S. Postal Service designed to further automate the flats mail stream, which includes large envelopes, catalogs and magazines.

Ft. Irwin Logistics Support Services (LSS)	Operate and manage a large-scale maintenance and repair program involving tracked and wheeled vehicles, basic issue items, communications equipment, and weapons needed for desert training.

G/ATOR – Ground / Air Task Oriented Radar	A development program to provide the next generation ground based multi-mission radar for the USMC. Provides Short Range Air Defense, Air Defense Surveillance, Ground Weapon Location and Air Traffic Control. Replaces five existing USMC single-mission radars.

Ground-Based Midcourse Defense Fire Control and Communications (GFCIC)	Develop software to coordinate sensor and interceptor operations during missile flight.

Hunter CLS	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

Global Hawk HALE (High-Altitude, Long-Endurance) Systems	Provide the Global Hawk HALE unmanned aerial system for use in the global war on terror and has a central role in Intelligence, Reconnaissance, and Surveillance supporting operations in Afghanistan and Iraq.

ICBM - Intercontinental Ballistic Missile	Maintain readiness of the nation’s ICBM weapon systems by ensuring the system’s total performance.

JBOSC – Joint Base Operations Support	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

JRDC – Joint National Integration Center Research & Development	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Joint STARS	Joint Surveillance Target Attack Radar System (Joint STARS) detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and Army command posts.

JWST – James Webb Space Telescope	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Kinetic Energy Interceptor	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight.

LAIRCM IDIQ – Large Aircraft Infrared Counter-measures Indefinite Delivery and Indefinite Quantity	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHA	Detail design and construct amphibious assault ships for use as an integral part of joint, interagency, and multinational maritime forces.

LHD	Build multipurpose amphibious assault ships.

LPD	Build amphibious transport dock ships.

MESA Korea	Consists of a 4 lot MESA radar/IFF subsystem delivery with limited NRE. The program also includes associated spares, support equipment and installation & check out activities, with direct and indirect offset projects. Northrop Grumman’s customer is the Boeing Company, with ultimate product delivery to the ROKAF.

MP-RTIP – Multi-Platform Radar Technology Insertion Program	Design, develop, fabricate and test modular, scalable 2-dimensional active electronically scanned array (2D-AESA) radars for integration on the E-10A and Global Hawk (GH) Airborne platforms. Also provides enhanced Wide Area Surveillance system capabilities on the E-10A Multi – sensor Command and Control Aircraft and better reconnaissance and surveillance capabilities on the GH

New York City Wireless	Provide New York City’s broadband public-safety wireless network.

N-UCAS – Navy Unmanned Combat Air System (OA) Operational Assessment	A contract from the Defense Advanced Research Projects Agency (DARPA) to demonstrate the technical feasibility, military utility and operational value of networked, unmanned air-combat systems to suppress enemy air defenses, perform electronic attack, conduct intelligence, surveillance and reconnaissance missions, and perform precision strike attacks.

NGA EE – National Geospatial – Intelligence Agency Enterprise Engineering	Deliver engineering services necessary to direct the planning, development and implementation of all NGA’s activities and systems comprising the National System for Geospatial Intelligence.

Network Centric Solution	Provide Network-Centric Information Technology, Networking, Telephony and Security (NCITNTS), Voice, Video and Data Communications Commercial-off-the-Shelf (COTS) products, system solutions, hardware and software.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

NPOESS – National Polar-orbiting Operational Environmental Satellite System	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data.

NTS – Nevada Test Site	Manage and operate the Nevada Test Site facility and provide infrastructure support, including management of the nuclear explosives safety team, support of hazardous chemical spill testing, emergency response training and conventional weapons testing.

Post Production Spares	Provide post production repairs and replacement of various Northrop Grumman radar systems, and provide spares and repairs for the F-S/T-38, F/A-18, E-2C, and C-2 vehicles.

San Diego County IT outsourcing	Provide high-level IT consulting and services to San Diego County including data center, help desk, desktop, network, applications and cross-functional services.

Space Radar	Develop system concepts and architectures as part of the first phase of this program to provide intelligence, surveillance and reconnaissance capabilities for warfighters and the intelligence community.

STSS – Space Tracking and Surveillance System	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with on board infrared sensors to detect, track and discriminate ballistic missiles. The program includes two flight demonstration satellites with subsequent development and production blocks of satellites.

Tyndall Operations	Provides engineering and management support services to the U.S. Air Force Civil Engineer Support Agency (AFCESA).

USS Toledo	Depot Modernization Period (DMP) being performed at Newport News for this 688-class submarine. A DMP is a midlife availability for extensive modernization to improve war fighting capabilities and maintenance to ensure the ship remains certified for unrestricted operations to design test depth.

UK AWACS program	Provide aircraft-maintenance and design-engineering support services.

Virginia IT outsourcing	Provide high-level IT consulting and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

VIS – Vehicular Intercommunications Systems	Provide clear and noise-free communications between crew members inside combat vehicles and externally over as many as six combat net radios for the U.S. Army. The active noise-reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Virginia-class Submarines	Construct the newest attack submarine in conjunction with Electric Boat.

Wedgetail	Joint program with Boeing to supply Multirole Electronically Scanned Array (MESA) radar antenna for AEW&C aircraft.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Warner Robbins Fleet Sustainment Engineering	Sustains legacy weapons systems through the application of engineering capabilities, including systems engineering, hardware design, software development and maintenance, logistics, electronic warfare, automated test equipment, and avionics engineering.

WMSL National Security Cutter (NSC)	Detail design and construct the U.S. Coast Guard’s National Security Cutters equipped to carry out the core missions of maritime security, maritime safety, protection of natural resources, maritime mobility, and national defense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, short-term investments, and long-term notes receivable. At September 30, 2007, substantially all borrowings were fixed-rate long-term debt obligations, of which a significant portion are not callable until maturity. The company’s sensitivity to a 1 percent change in interest rates is tied primarily to its $2 billion credit agreement, which had no balance outstanding at September 30, 2007.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At September 30, 2007, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material to the consolidated financial statements.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of September 30, 2007, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2007, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

As previously disclosed, on May 17, 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems”. By letter dated June 5, 2007, the Coast Guard stated that the revocation of acceptance also was based on alleged “nonconforming topside equipment” on the vessels. On August 13, 2007, the company submitted a response to the Coast Guard, maintaining that the revocation of acceptance was improper. The contract value associated with the eight converted vessels is approximately $85 million. The Coast Guard has not specified the amount of damages sought in connection with the eight vessels. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. However, the company believes, but can give no assurance, that the outcome of this matter would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Based upon the available information regarding matters that are subject to U.S. Government investigations, other than as set out above, the company believes, but can give no assurance, that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company believes that the resolution

NORTHROP GRUMMAN CORPORATION

of any of these various claims and legal proceedings would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As previously disclosed, the company is a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. On September 10, 2007, the company and Cogent announced that they had reached an agreement to settle the litigation. The agreement is subject to completion of definitive documents. Under the terms of the agreement, the company has agreed to pay Cogent $25 million to settle the litigation. The company also has agreed to pay Cogent $15 million for a non-exclusive license to use specified Cogent state-of-the-art automated fingerprint identification software in certain existing programs. The company and Cogent also have agreed to enter into a five-year research and development, service and products agreement, under which the company will pay Cogent $20 million for products and services over the term of the agreement. This settlement will end the litigation and allow the companies to work together on a strategic alliance to provide customers with state-of-the-art fingerprint identification technology and other biometric solutions. A substantial portion of the costs to settle this matter had been provided for in previous periods and, accordingly, the resolution of this matter did not have a material effect on the financial statements for the quarter ended September 30, 2007.

As previously disclosed, the U.S. District Court for the Central District of California consolidated two separately filed ERISA lawsuits, which the plaintiffs seek to have certified as class actions, into the In Re Northrop Grumman Corporation ERISA Litigation. On August 7, 2007, the Court denied plaintiffs’ motion for class certification. The plaintiffs sought leave to file an appeal with the U.S. Court of Appeals for the Ninth Circuit on the issue of class certification. On September 28, 2007, the Ninth Circuit ordered that the trial court proceedings be stayed pending its decision on whether to grant appellate review, and on October 11, 2007, the Ninth Circuit granted such review. The decision to grant appellate review will delay the commencement of trial previously scheduled to begin January 22, 2008. The company believes, but can give no assurance, that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other Matters – As previously disclosed, the company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Notes 9 and 11 to the consolidated condensed financial statements). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the district court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina related loss. FM Global has advised the company that it intends to appeal the order. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in the company’s 2006 Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended September 30, 2007.

Approximate Dollar
			Total Numbers of	Value of Shares
			Shares Purchased	that May Yet
	Total Number	Average Price	as of Part of	Be Purchased
	of Shares	Paid	Publicly Announced	Under the Plans
Period	Purchased(1)	per Share(1)	Plans or Programs	or Programs
July 1, 2007, through July 31, 2007	6,483,402	$77.27	6,483,402	$82 million
August 1, 2007, through August 31, 2007				$82 million
September 1, 2007, through September 30, 2007				$82 million

Total	6,483,402	$77.27	6,483,402	$82 million

(1)	On December 14, 2006, the company’s board of directors authorized a share repurchase program of up to $1 billion of its outstanding common stock. This new authorization was in addition to $176 million remaining on the company’s previous share repurchase authorization which commenced in November 2005. As of September 30, 2007, the company has $82 million authorized for share repurchases.

Under this program, the company entered into an accelerated share repurchase agreement with JP Morgan Chase Bank, London Branch (JPMC) on July 30, 2007, to repurchase approximately 6.5 million shares of common stock at an initial price of $77.12 per share for a total of $500 million. Under this agreement, JPMC immediately borrowed shares that were sold to and canceled by the company. Subsequently, JPMC began purchasing shares in the open market to settle its share borrowings. The accelerated repurchase agreement was completed on September 17, 2007, and the company paid $2 million to JPMC for the final purchase price adjustment under the terms of the agreement.

Share repurchases take place at management’s discretion or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

Item 3.	Defaults Upon Senior Securities

No information is required in response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

No information is required in response to this item.

Item 5.	Other Information

No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

Item 6.	Exhibits

*10	.1	Non-Employee Director Compensation Term Sheet, effective October 1, 2007
10.2		Form of Amended and Restated Credit Agreement dated as of August 10, 2007, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation and Northrop Grumman Space & Mission Systems Corp., as Guarantors; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Payment Agent, an Issuing Bank, Swingline Lender and Administrative Agent; Credit Suisse, as Administrative Agent; Citicorp USA, Inc., as Syndication Agent; Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents; and BNP Paribas as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed August 13, 2007)
10.3		Accelerated Share Repurchase Agreement, dated July 30, 2007 between Northrop Grumman Corporation and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed August 1, 2007)
10.4		Retirement Transition Agreement dated October 2, 2007 between Northrop Grumman Corporation and Scott J. Seymour (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed October 5, 2007)
10.5		Consultant Contract dated October 5, 2007 between Northrop Grumman Corporation and Scott J. Seymour (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed October 5, 2007)
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report

**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

Date: October 24, 2007

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)