Form 10-K
period 2007-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2008-02-20
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

As of June 30, 2007, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $26,763 million.

As of February 19, 2008, 337,919,384 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northrop Grumman Corporation’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

		Page
	9. Inventoried Costs, Net	83
	10. Goodwill And Other Purchased Intangible Assets	84
	11. Fair Value Of Financial Instruments	85
	12. Income Taxes	86
	13. Notes Payable To Banks And Long-Term Debt	90
	14. Mandatorily Redeemable Series B Convertible Preferred Stock	91
	15. Litigation	92
	16. Commitments And Contingencies	93
	17. Impact From Hurricane Katrina	95
	18. Retirement Benefits	97
	19. Stock Compensation Plans	102
	20. Unaudited Selected Quarterly Data	106
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
Item 9A.	Controls and Procedures	107
Item 9B.	Other Information	107
	Management’s Report On Internal Control Over Financial Reporting	108
	Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	109

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	110
Item 11.	Executive Compensation	112
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	112
Item 13.	Certain Relationships and Related Transactions, and Director Independence	112
Item 14.	Principal Accountant Fees and Services	112

PART IV
Item 15.	Exhibits and Financial Statement Schedule	112
	Signatures	119
	Schedule II – Valuation And Qualifying Accounts	120
EXHIBIT 10.(g)
EXHIBIT 10.(i)
EXHIBIT 10.(i)(vi)
EXHIBIT 10.(i)(viii)
EXHIBIT 10.(i)(ix)
EXHIBIT 10.(i)(xi)
EXHIBIT 10.(i)(xiii)
EXHIBIT 10.(j)
EXHIBIT 10.(j)(i)
EXHIBIT 10.(j)(iii)
EXHIBIT 10.(j)(iv)
EXHIBIT 10.(k)
EXHIBIT 10.(l)
EXHIBIT 10.(m)
EXHIBIT 10.(p)
EXHIBIT 10.(q)
EXHIBIT 10.(t)
EXHIBIT 10.(u)
EXHIBIT 10.(v)
EXHIBIT 10.(w)
EXHIBIT 10.(aa)
EXHIBIT 10.(bb)
EXHIBIT 21
EXHIBIT 23
EXHIBIT 24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ii

NORTHROP GRUMMAN CORPORATION

PART I

Item 1.	Business

HISTORY AND ORGANIZATION

History
Northrop Grumman Corporation (“Northrop Grumman” or the “company”) is an integrated enterprise consisting of many formerly separate businesses that cover the entire defense spectrum, from undersea to outer space and into cyberspace. The companies that have become part of today’s Northrop Grumman achieved historic accomplishments, from transporting Charles Lindbergh across the Atlantic to carrying astronauts to the moon’s surface and back.

The company was originally formed in California in 1939 and was reincorporated in Delaware in 1985. From 1994 through 2002, the company entered a period of significant expansion through acquisitions of other businesses, most notably:

■	In 1994, Northrop Corporation acquired Grumman Corporation (Grumman) and was renamed Northrop Grumman. Grumman was a premier military aircraft systems integrator and builder of the Lunar Module that first delivered men to the surface of the moon.

■	In 1996, the company acquired the defense and electronics businesses of Westinghouse Electric Corporation, a world leader in the development and production of sophisticated radar and other electronic systems for the nation’s defense, civil aviation, and other international and domestic applications.

■	In 1997, the company acquired Logicon, a provider of military and commercial information systems and services that met the needs of its national defense, civil and industrial customers.

■	In 1999, the company acquired Teledyne Ryan (Ryan), a business unit of Allegheny-Teledyne, a world leader in the design, development and manufacture of unmanned airborne reconnaissance, surveillance, deception and target systems. In 1927, Ryan produced the Spirit of St. Louis, which Charles Lindbergh flew across the Atlantic. Ryan was also a pioneer in the development of Unmanned Aerial Vehicles (UAVs).

■	In 2001, the company acquired Litton Industries (Litton), a global electronics and information technology enterprise, and one of the nation’s leading full-service design, engineering, construction, and life cycle supporters of major surface ships for the United States (U.S.) Navy, U.S. Coast Guard, and international navies.

■	Also in 2001, Newport News Shipbuilding (Newport News) was added to the company. Newport News is the nation’s sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines.

■	In 2002, Northrop Grumman acquired the space and mission systems businesses of TRW, a leading developer of military and civil space systems and satellite payloads, as well as a leading global integrator of complex, mission-enabling systems and services.

The acquisition of these and other businesses have shaped the company into its present position as a premier provider of technologically advanced, innovative products, services and solutions in information and services, aerospace, electronics and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and commercial technology programs in the U.S. and abroad. The company conducts most of its business with the U.S. Government, principally the Department of Defense (DoD). The company also conducts business with local, state, and foreign governments and domestic and international commercial customers. For a description of the company’s foreign operations, see Risk Factors in Part I, Item 1A.

NORTHROP GRUMMAN CORPORATION

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

The company, from time to time, acquires or disposes of businesses, and realigns contracts, programs or business areas among and within its operating segments that possess similar customers, expertise, and capabilities. These realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. For a description of material business dispositions that occurred during 2007, see Note 5 to the consolidated financial statements in Part II, Item 8. In January 2007, certain programs and business areas were transferred among Information Technology, Mission Systems, Space Technology, and Technical Services. The business descriptions below and operating results for all periods presented have been revised to reflect these changes made through December 31, 2007.

Subsequent Realignments – In January 2008, the Newport News and Ship Systems sectors were realigned into a single segment called Northrop Grumman Shipbuilding to enable the company to more effectively utilize its shipbuilding assets and deploy its talented shipbuilders, processes, technologies, production facilities and planned capital investment to meet customer needs. This realignment had no impact on the company’s consolidated financial position, results of operations, cash flows, or segment reporting.

Also in January 2008, the company announced the transfer of certain programs and assets from the Mission Systems segment to the Space Technology segment, effective July 1, 2008. This transfer will allow Mission Systems to focus on the rapidly growing command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) business, and the missiles business will be an integrated element of the company’s Aerospace business growth strategy. In addition, certain Electronics businesses were transferred to Mission Systems effective January 2008. The transfer of these businesses is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

These subsequent realignments have not been reflected in any of the accompanying financial information.

INFORMATION & SERVICES

Mission Systems
The Mission Systems segment, headquartered in Reston, Virginia, is a leading global systems integrator of complex, mission-enabling systems for government, military, and commercial customers. The segment consists of three areas of business: Command, Control and Communications (C3); Intelligence, Surveillance, and Reconnaissance (ISR); and Missile Systems.

Command, Control and Communications – C3 supports the DoD, aerospace prime contractors, and other customers. Offerings include operational and tactical command and control systems; communications solutions and network management; tactical data link communications products and integration; network services; software defined radios; decision support and management information systems; system engineering and integration; land forces and global combat support; intelligence support to operations, mission planning and management applications; critical infrastructure security and force protection; logistics automation; robotic systems; homeland security solutions; naval systems engineering support and integration; and command centers integration.

Intelligence, Surveillance and Reconnaissance – ISR supports the Intelligence Community, the DoD, and other federal agencies. Offerings include large systems integration; net-centric signals intelligence; airborne reconnaissance; payload control; tasking and collection; satellite ground stations; data collection and storage; information analysis and knowledge integration; computer network operations; information operations and information assurance; analysis and visualization tools; environmental and weather systems; special intelligence; and sustainment services.

NORTHROP GRUMMAN CORPORATION

Missile Systems – Missile Systems supports the Air Force Intercontinental Ballistic Missile (ICBM) Program, the U.S. Ballistic Missile Defense System, the Missile Defense Integration Operations Center, and the Kinetic Energy Interceptors (KEI) program in support of the U.S. Air Force, the U.S. Army, the Missile Defense Agency, and other aerospace prime contractors. Offerings include battle management, command, control, communications (BMC3) and fire control systems; air and missile system engineering and integration; modeling and simulation; program management; system test and integration; development and deployment; missile system sustainment and modernization services; warfighter operations; and development and test activities for boost phase and midcourse intercept for the global layered missile defense system.

Information Technology
The Information Technology segment, headquartered in McLean, Virginia, consists of four areas of business: Intelligence; Civilian Agencies; Commercial, State & Local; and Defense.

Intelligence – Intelligence provides information technology (IT) systems, services and solutions primarily to the U.S. Intelligence Community, which includes customers in national agencies, defense, homeland security, and other agencies at the federal, state and local level. This business area also collaborates with other Information Technology business areas by providing specialized technology solutions in areas such as information security, secure wireless communications, secure cross agency information-sharing and geospatial information systems. Services and solutions span the entire mission life cycle from requirements and technology development through processing and data analysis to information delivery.

Civilian Agencies – Civilian Agencies provides IT systems, services and solutions primarily for federal civilian agencies, as well as government and commercial healthcare customers. Civilian Agencies customers include the departments of Homeland Security, Treasury, Justice, Transportation, State, Interior, and the U.S. Postal Service. Homeland Security offerings include secure networking, criminal justice systems, and identity management. Healthcare customers include the Department of Health and Human Services, DoD Health Affairs, the Centers for Disease Control and Prevention, the Food and Drug Administration, the Department of Veterans Affairs, and a number of pharmaceutical manufacturers. Healthcare offerings include enterprise architecture, systems integration, infrastructure management, document management, human capital management, case management, and specialized health IT solutions in electronic medical records pertaining to public health, life sciences, disease surveillance, benefits, and clinical trials research.

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

NORTHROP GRUMMAN CORPORATION

Technical Services
The Technical Services segment, headquartered in Herndon, Virginia, provides infrastructure management and maintenance, training and preparedness, and logistics and life cycle management in a wide array of operating environments. The segment consists of three areas of business: Systems Support; Training and Simulation; and Life Cycle Optimization and Engineering.

Systems Support – Systems Support provides infrastructure and base operations management, including base support and civil engineering work, military aerial and ground range operations, support functions which include space launch services, construction, combat vehicle maintenance, protective and emergency services, and range-sensor-instrumentation operations. Primary customers include the Department of Energy, the DoD, the National Aeronautics and Space Administration (NASA), the Department of Homeland Security, and the U.S. Intelligence community, in both domestic and international locations.

Training and Simulation – Training and Simulation provides realistic and comprehensive training to senior military leaders and peacekeeping forces, designs and develops future conflict training scenarios, and provides U.S. warfighters and international allies with live, virtual, and constructive training programs. This business area also offers diverse training applications ranging from battle command to professional military education. Primary customers include the DoD, Department of State and Department of Homeland Security.

Life Cycle Optimization and Engineering – Life Cycle Optimization and Engineering provides complete life cycle product support and weapons system sustainment. This business area is focused on providing Performance Based Logistical support to the warfighter including supply chain management services, warehousing and inventory transportation, field services and mobilization, sustaining engineering, maintenance, repair and overhaul supplies, and on-going weapon maintenance and technical assistance. The group specializes in rebuilding essential parts and assemblies. Primary customers include the DoD as well as international military and commercial customers.

AEROSPACE

Integrated Systems
The Integrated Systems segment, headquartered in El Segundo, California, designs, develops, produces, and supports fully missionized integrated systems and subsystems in the areas of battlespace awareness, command and control systems, integrated combat systems, and airborne ground surveillance. The segment is organized into the following areas of business: Integrated Systems Western Region (ISWR) and Integrated Systems Eastern Region (ISER).

Integrated Systems Western Region – The principal manned vehicle programs in ISWR are subcontractor work on the F/A-18 and F-35 programs and prime contract work on the B-2 program and the Multi-Platform Radar Technology Insertion Program (MP-RTIP). For the F/A-18, ISWR is responsible for the full integration of the center and aft fuselage and vertical tail sections and associated subsystems. For the F-35, ISWR is responsible for the detailed design and integration and production of the center fuselage and weapons bay, systems engineering, mission system software, autonomic logistics and global sustainment, ground and flight test support, signature/low observables development, and support of modeling and simulation activities. ISWR is the prime systems integration contractor for the MP-RTIP, which will provide advanced radar capabilities for the Global Hawk UAV and potential future Wide Area Surveillance (WAS) platform. ISWR is working on a radar and avionics upgrade program for the B-2 bomber and is a prime integrator for all logistics support activities including program depot maintenance.

The principal unmanned vehicle programs at ISWR are the Global Hawk, the Naval Unmanned Combat Air System (N-UCAS), Aerial Targets, and the Fire Scout. ISWR is the prime contractor for these product lines with the exception of the Army version of Fire Scout for Future Combat Systems (FCS). The Global Hawk is a high altitude long endurance unmanned aerial reconnaissance system. N-UCAS is a development/demonstration program that will design, build and test two demonstration vehicles that will conduct a carrier demonstration. The technology demonstrations are to show carrier control area operations, catapult launch, and an arrested

NORTHROP GRUMMAN CORPORATION

landing of a low observable unmanned aerial combat vehicle. Aerial Targets has two primary models, the BQM-74 and the BQM-34 and is the prime contractor on multiple domestic and international contracts. Fire Scout is a vertical takeoff and landing tactical UAV system in development and consists of two versions – the Vertical Takeoff and Landing Unmanned Air Vehicle (VTUAV) for the U.S. Navy and the FCS Class IV UAV for the U.S. Army.

Integrated Systems Eastern Region
Airborne Early Warning and Battle Management Command & Control-Navy (AEW & BMC2) – AEW & BMC2’s principal products include the E-2C Hawkeye and E-2D Advanced Hawkeye aircraft (currently in the system development and demonstration (SDD) phase of development and Pilot Production). The Hawkeye is the U.S. Navy’s airborne battle management command and control mission system platform providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is currently performing on a follow-on multi-year contract for eight E-2C aircraft to be delivered to the U.S. Navy through 2009 (two aircraft delivered in 2006 and two aircraft delivered in 2007). The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements called the E-2D Advanced Hawkeye under an SDD contract with the U.S. Navy. Pilot Production of three aircraft was authorized in 2007 and long lead funding for the first lot of Low Rate Initial Production (three aircraft) was received in December 2007.

Intelligence, Surveillance, Reconnaissance & Battle Management Command & Control – Air Force (ISR & BMC2-AF) – ISR & BMC2-AF is the prime contractor on the Joint Surveillance Target Attack Radar System (Joint STARS) program. Joint STARS detects, locates, classifies, tracks, and targets potentially hostile ground movement in all weather conditions. It is designed to operate around the clock in constant communication through secure data links with U.S. Air Force command posts, U.S. Army mobile ground stations, or centers for military analysis far from the point of conflict. The Joint STARS program is currently developing performance upgrades and retrofits under an ongoing Systems Improvement Program. Fleet sustainment is performed through the Total Systems Support contract currently in its eighth fiscal year. In February 2007, an initial non-recurring contract was awarded to re-engine the fleet of nineteen aircraft with modern, more reliable, powerful and fuel efficient engines. Follow-on nonrecurring efforts and recurring contract awards are expected in 2008. Following the customer’s decision in 2007 not to fund the E-10A Technology Demonstration Development Program, a one-year Mission Execution Program study contract was awarded that will leverage the E-10A analysis and design concepts for the Joint STARS platform.

Electronic Support & Attack Solutions (ES & AS) – ES & AS’ principal products include the EA-6B (Prowler) and the electronic attack system for the EA-18G aircraft. The Prowler is currently the armed services’ only offensive tactical radar jamming aircraft. ES & AS has developed the next generation mission system for this aircraft under the Increased Capacity (ICAP) III contract and has completed the final test and evaluation phase. The company completed the low-rate initial production for ICAP III Kits during 2006, and was awarded a follow-on contract for ICAP III Kits & Spares, with deliveries commencing in 2007. In addition, the company is performing on a contract to incorporate the ICAP III mission system into an F/A-18 platform, designated the EA-18G. Integrated Systems is the principal subcontractor to Boeing for this program, which is currently in the SDD phase. Northrop Grumman has been authorized to begin production of Low Rate Initial Production units.

Maritime & Tactical Systems – The principal programs include the Littoral Combat Ship Mission Package Integration contract and Mine Counter Measures contracts with multiple customers that focus on detecting and neutralizing in-land, coastal and water surface/subsurface mines.

Space Technology
The Space Technology segment, headquartered in Redondo Beach, California, develops a broad range of systems at the leading edge of space, defense, and electronics technology. The segment provides products primarily to the U.S. Government that are critical to the nation’s security and leadership in science and technology. In October 2007, Space Technology realigned its organizational structure to better position itself with its customer base for

NORTHROP GRUMMAN CORPORATION

future growth. Products and services are grouped into the following business areas: Civil Systems; Military Systems; National Systems; and Technology & Emerging Systems.

Civil Systems – The Civil Systems business area produces and integrates space-based systems, instruments, and services primarily for NASA, the National Oceanic and Atmospheric Administration, and other governmental agencies. These systems are primarily used for space science, earth observation and environmental monitoring, and exploration missions. A variety of systems and services are provided, including mission and system engineering services, satellite and instrument systems, mission operations, and propulsion systems. Major programs include National Polar-orbiting Operational Environmental Satellite System (NPOESS), the James Webb Space Telescope (JWST), and the legacy Chandra space telescope and Earth Observing System programs.

Military Systems – Military Systems produces and integrates spiral development programs and operational programs associated with the U.S. Air Force, Missile Defense Agency, and other military customers. Responsibilities include study design, build integration, launch, and operations of major U.S. military space systems. Programs include the Advanced Extremely High Frequency (AEHF) payload, Transformational Satellite (TSAT) communications system, Space Tracking and Surveillance System (STSS), and the communication payload for the legacy Milstar program, currently in operation. The Defense Support Program (DSP) is also part of this business area, and has been monitoring ballistic missile launches for the U.S. Air Force for decades.

National Systems – The National Systems business area gives the nation’s monitoring systems a global reach and enhanced national security. Addressing requirements in space-based intelligence, surveillance, and reconnaissance systems, National Systems provides mission and system engineering, satellite systems, and mission operations. Customers are predominantly restricted, as are the major programs.

Technology & Emerging Systems – Technology & Emerging Systems consists of government funded research and development contracts in support of the three business areas above. In addition, it includes the Airborne Laser (ABL), other directed energy programs and advanced concepts programs.

ELECTRONICS

The Electronics segment, headquartered in Linthicum, Maryland, designs, develops, produces, integrates, and supports high performance sensors, intelligence processing, and navigation systems operating in all environments from undersea to outer space and cyberspace. It also develops, produces, integrates, and supports power, power control, and ship control systems for commercial and naval ships in domestic and international markets. In select markets it performs as a prime contractor, integrating multiple subsystems to provide complete systems to meet customers’ solution requirements. The segment is composed of five areas of business: Aerospace Systems; Defensive Systems; Government Systems; Naval & Marine Systems; and Navigation Systems.

Aerospace Systems – Aerospace Systems provides sensors, sensor processing, integrated sensor suites, and radar countermeasure systems for military surveillance and precision-strike; missile tracking and warning; space satellite applications; and radio frequency electronic warfare. Fire control radars include systems for the F-16, F-22, F-35 and B-1B. Navigation radars include commercial and military systems for transport and cargo aircraft. Surveillance products include the Airborne Warning and Control System (AWACS) radar, the 737 Multi-Role Electronically Scanned Array (MESA) radar, the Multi-Platform Radar Technology Insertion Program (MP-RTIP, the ship-board Cobra Judy Replacement (CJR) radar, and multiple payloads on the P-8A. Space satellite products include the Space-Based Infrared Surveillance (SBIRS) program, payloads for restricted programs, the Defense Meteorological Satellite Program (DMSP), NPOESS, and the DSP. Radio frequency electronic warfare products include radar warning receivers, self-protection jammers, and integrated electronic warfare systems for aircraft such as the EA-6B, EA-18, F-16 and F-15.

Defensive Systems – Defensive Systems provides systems that support combat aviation by protecting aircraft and helicopters from attack, by providing capabilities for precise targeting and tactical surveillance, by improving mission availability through automated test systems and by improving mission skills through advanced simulation systems. It also provides systems that support land forces. Aircraft and helicopter protection systems include

NORTHROP GRUMMAN CORPORATION

infrared detection and countermeasures systems to defeat shoulder-launched and infrared-guided missiles. Targeting systems include lasers for target designation and image processing and sensor applications, and the LITENING pod system to detect and designate targets for engagement by precision weapons in aircraft such as the F-16 and F/A-18. Test systems include systems to test electronic components of combat aircraft on the flight line and in repair facilities. Land force systems include precision guided munitions for artillery and UAV delivery, night vision goggles, laser designators, weapon sights, tactical radars for warning of missile and artillery attack, and fire control radars for helicopters. Defensive Systems also provides standard simulators for use on test ranges and training facilities to emulate threats of potential adversaries.

Government Systems – Government Systems provides products and services to meet the needs of governments for improvements in the effectiveness of their civil and military infrastructure and of their combat and counter-terrorism operations. This includes systems and systems integration of products and services for postal automation, for the detection and alert of Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) material, for homeland defense, communications, and air traffic management, and for multi-sensor processing and analysis for combat units and national agencies of data from ISR systems. Key programs include: Advanced Flat Sorting Machines; International Sorting Centers; U.S. Postal Service bio-detection systems; national level communications, information processing and air defense systems for international customers; unattended ground sensors; the ISR Distributed Common Ground System for the U.S. military services and national agencies; and deployed ISR and persistent surveillance processing systems.

Naval & Marine Systems – Naval and Marine Systems provides major subsystems and subsystem integration for sensors, sensor processing, missile launching, ship controls and power generation. It provides systems to military surface and subsurface platforms, and bridge and machinery control systems for commercial maritime applications. Principal programs include: radars for navigation; radars for gun fire control and cruise missile defense; bridge management and control systems; power generation systems for aircraft carriers; power and propulsion systems for the Virginia Class submarine; launch systems for Trident submarines and the KEI program; the Advanced SEAL Delivery System mini-submarine; and unmanned semi-autonomous naval systems.

Navigation Systems – Navigation Systems provides advanced navigation, identification of friend or foe and avionics systems for military and commercial applications. Its products are used in commercial space and aircraft; in military air, land, sea, and space systems; and in both U.S. and international markets. Its subsidiaries, LITEF Germany and Northrop Grumman Italia, are leading European inertial sensors and systems suppliers. Key programs and applications include: integrated avionics for the U.S. Marine Corps attack and utility helicopters and U.S. Navy E-2 aircraft; military navigation and positioning systems for the F-16 fighter, F-22A fighter/attack aircraft, Eurofighter, and U.S. Navy MH-60 helicopter; navigation systems for commercial aircraft; navigation systems for military and civil space satellites and deep space exploration; identification of friend-or-foe transponders and interrogators; and systems for the C-17 aircraft, Eurofighter and MH-60 helicopter. Navigation Systems also develops and produces fiber-optic acoustic systems for underwater surveillance for Virginia Class submarines and the AN/TYQ-23 multi-service mobile tactical command centers for the U.S. Marine Corps and U.S. Air Force.

SHIPS

The Ships segment includes the following areas of business: Aircraft Carriers; Expeditionary Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense; Fleet Support; and Services, Commercial & Other.

Aircraft Carriers – Ships is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers. The U.S. Navy’s newest carrier, the USS Ronald Reagan, was delivered to the fleet in May 2004. Construction on the last carrier in the Nimitz class, the George H. W. Bush, continues. The Bush christening occurred in the fall of 2006 and delivery to the U.S. Navy is expected in late 2008. Advanced design and preparation continues for the new generation carrier, Ford class, which will incorporate transformational technologies that will result in manning reductions, improved war fighting capability, and a new nuclear propulsion plant design. The construction award for the first ship of the Ford class, the Gerald R. Ford, is

NORTHROP GRUMMAN CORPORATION

expected in mid 2008. The company also provides ongoing maintenance for the U.S. Navy aircraft carrier fleet through overhaul, refueling, and repair work. Ships is currently performing the refueling and complex overhaul of the USS Carl Vinson with redelivery to the U.S. Navy anticipated in early 2009. Planning for the USS Theodore Roosevelt refueling and complex overhaul began in the fall of 2006 and the ship is expected to arrive at Newport News, Virginia in the fall of 2009.

Expeditionary Warfare – Expeditionary Warfare programs include the design and construction of amphibious assault ships for the U.S. Navy, including the WASP LHD 1 class and the San Antonio LPD 17 class. Ships is the sole provider for the LHD class of large-deck, 40,500-ton multipurpose amphibious assault ships, which serve as the centerpiece of an Amphibious Ready Group. Currently, the LHD 8 is under construction and is a significant upgrade from the preceding seven ships of its class. The design and production of the LHD 8 is a $1.9 billion program with delivery scheduled for late 2008. In 2007, the construction contract for LHA 6, the first in a new class of enhanced amphibious assault ships, was awarded. The ship is scheduled for delivery in 2012. Ships is also the sole provider of the LPD 17 class of ships, which function as amphibious transports. The initial three ships were delivered in 2005, 2006, and 2007, and five LPD 17 ships are currently under construction. In December 2007, the construction award for the ninth ship was received.

Surface Combatants – Surface Combatants includes the design and construction of the Arleigh Burke DDG 51 class Aegis guided missile destroyers, and the design of DDG 1000 (previously DD(X)), the Navy’s future transformational surface combatant class. Ships is one of two prime contractors designing and building DDG 51 class destroyers, which provide primary anti-aircraft and anti-missile ship protection for the U.S. Navy fleet. Four Arleigh Burke class destroyers are currently under construction. In 2006, Ships was awarded Phase IV detail design & long lead construction funding for the initial DDG 1000. The contract calls for an equal split of ship detail design efforts between the company and Bath Iron Works, a wholly owned subsidiary of General Dynamics Corporation. The construction award for the initial ship is anticipated in the first half of 2008. The advanced technologies developed on DD(X) Phase III are being incorporated into DDG 1000 and are anticipated to be incorporated into the next generation guided missile cruiser CG(X).

Submarines – Northrop Grumman is one of only two U.S. companies capable of designing and building nuclear-powered submarines. In February 1997, the company and Electric Boat, a wholly owned subsidiary of General Dynamics Corporation, reached an agreement to cooperatively build Virginia Class nuclear attack submarines. The lead ship, USS Virginia, was delivered by Electric Boat to the U.S. Navy and commissioned into the fleet in October 2004. The USS Texas was delivered by Ships in the spring of 2006. The USS Hawaii was delivered by Electric Boat in December 2006, and North Carolina, the final block one ship, is expected to be delivered by Ships in early 2008. Electric Boat and Ships were awarded a construction contract in August 2003, which was subsequently modified in January 2004, for the second block of six Virginia Class submarines. Planning and long lead material procurement is underway on all six boats of the second block; construction has begun on the first four. The construction award for the third block is expected in late 2008.

Coast Guard & Coastal Defense – Ships is a joint venture partner along with Lockheed Martin for the Coast Guard’s Deepwater Modernization Program. Ships has design and production responsibility for surface ships. In 2006, the Ships/Lockheed Martin joint venture was awarded a 43 month contract extension for the Deepwater program. Currently, the first three National Security Cutters (NSC) are in construction. The initial NSC will be delivered in early 2008.

Fleet Support – Ships provides after-market services, including on-going maintenance and repair work, for a wide array of naval and commercial vessels. The company has ship repair facilities in the U.S. Navy’s largest homeports of Norfolk, Virginia, and San Diego, California.

Services, Commercial & Other – Under the Polar Tanker program, Ships was under contract to produce five double-hulled tankers. These tankers each transport one million barrels of crude oil from Alaska to west coast refineries and are fully compliant with the Oil Pollution Act of 1990. The last ship under this program was delivered in mid-2006.

NORTHROP GRUMMAN CORPORATION

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

SUMMARY SEGMENT FINANCIAL DATA

For a more complete understanding of the company’s segment financial information, see Segment Operating Results in Part II, Item 7, and Note 6 to the consolidated financial statements in Part II, Item 8.

CUSTOMERS AND REVENUE CONCENTRATION

The company’s primary customer is the U.S. Government. Revenue from the U.S. Government accounted for approximately 90 percent of total revenues in 2007, 2006, and 2005. No other customer accounted for more than 10 percent of total revenue during any period presented. No single product or service accounted for more than 10 percent of total revenue during any period presented. See Risk Factors in Part I, Item 1A.

PATENTS

The following table summarizes the number of patents the company owns or has pending as of December 31, 2007:

	Owned	Pending	Total
U.S. patents	3,572	708	4,280
Foreign patents	2,464	1,767	4,231

Total	6,036	2,475	8,511

Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. In addition the company licenses intellectual property to, and from, third parties. Management believes the company’s ability to conduct its operations would not be materially affected by the loss of any particular intellectual property right.

SEASONALITY

No material portion of the company’s business is considered to be seasonal. The timing of revenue recognition is based on several factors including the timing of contract awards, the incurrence of contract costs, cost estimation, and unit deliveries. See Revenue Recognition in Part II, Item 7.

RAW MATERIALS

The most significant raw material required by the company is steel, used primarily for shipbuilding. The company has mitigated supply risk by negotiating long-term agreements with a number of steel suppliers. In addition, the company has mitigated price risk related to its steel purchases through certain contractual arrangements with the U.S. Government. While the company has generally been able to obtain key raw materials required in its production processes in a timely manner, a significant delay in receipt of these supplies by the company could have a material effect on the company’s consolidated results of operations. See Risk Factors in Part I, Item 1A.

GOVERNMENT REGULATION

The company’s business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. See Risk Factors in Part I, Item 1A.

Certain programs with the U.S. Government that are prohibited by the customer from being publicly discussed in detail are referred to as “restricted” in this Form 10-K. The consolidated financial statements and financial

NORTHROP GRUMMAN CORPORATION

information contained within this Form 10-K reflect the operating results of restricted programs under accounting principles generally accepted in the United States of America (GAAP). See Risk Factors in Part I, Item 1A.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are allocated to U.S. Government contracts. Company-sponsored research and development expenses totaled $537 million, $572 million, and $536 million in 2007, 2006, and 2005, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

EMPLOYEE RELATIONS

The company believes that it maintains good relations with its 122,600 employees, of which approximately 17 percent are covered by 32 collective bargaining agreements. The company expects to re-negotiate nine of its collective bargaining agreements in 2008. It is not expected that the results of these negotiations will, either individually or in the aggregate, have a material adverse effect on the company’s results of operations. See Risk Factors in Part I, Item 1A.

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

Management estimates that at December 31, 2007, the range of reasonably possible future costs for environmental remediation sites is $186 million to $285 million, of which $223 million is accrued in other current liabilities in the consolidated statements of financial position. Environmental accruals are recorded on an undiscounted basis. At sites involving multiple parties, the company provides environmental accruals based upon its expected share of liability, taking into account the financial viability of other jointly liable parties. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. In addition, should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued, which could have a material effect on the company’s consolidated financial position, results of operations, or cash flows. The company has made the investments it believes necessary in order to comply with environmental laws.

NORTHROP GRUMMAN CORPORATION

COMPETITIVE CONDITIONS

Northrop Grumman, along with Lockheed Martin Corporation, The Boeing Company, Raytheon Company, and General Dynamics Corporation are among the largest companies in the U.S. defense industry at this time. Northrop Grumman competes against these and other companies for a number of programs, both large and small. Intense competition and long operating cycles are both key characteristics of Northrop Grumman’s business and the defense industry. It is common in this industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, turn out to be a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

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

Similarly, there is intense competition among many companies in the information and services markets which is generally more labor intensive with competitive margin rates over contract periods of shorter duration. Competitors in the information and services markets include the defense industry participants mentioned above as well as many other large and small entities with expertise in various specialized areas. The company’s ability to successfully compete in the information and services markets depends on a number of factors; most important is the capability to deploy skilled professionals, many requiring security clearances, at competitive prices across the diverse spectrum of these markets. Accordingly, various workforce initiatives are in place to ensure the company is successful in attracting, developing and retaining sufficient resources to maintain or improve its competitive position within these markets. See Risk Factors in Part I, Item 1A.

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

NORTHROP GRUMMAN CORPORATION

Item 1A. Risk Factors

The company’s consolidated financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the company’s control, that may cause actual performance to differ materially from historical or projected future performance. Information contained within this Form 10-K should be carefully considered by investors in light of the risk factors described below.

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

Approximately 90 percent of the company’s revenues during 2007 were derived from products and services ultimately sold to the U.S. Government and are therefore affected by, among other things, the federal budget process. The company is a supplier, either directly or as a subcontractor or team member, to the U.S. Government and its agencies as well as foreign governments and agencies. These contracts are subject to the respective customers’ political and budgetary constraints and processes, changes in customers’ short-range and long-range strategic plans, the timing of contract awards, and in the case of contracts with the U.S. Government, the congressional budget authorization and appropriation processes, the U.S. Government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements. The termination or failure to fund one or more significant contracts by the U.S. Government could have a material adverse effect on the company’s results of operations or prospects.

In the event of termination for the government’s convenience, contractors are normally protected by provisions covering reimbursement for costs incurred. The company is involved as a plaintiff in a lawsuit concerning a contract terminated for convenience. See Other Matters in Part I, Item 3. Termination resulting from the company’s default could expose the company to liability and have a material adverse effect on its ability to compete for contracts.

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

The company’s success in the competitive defense industry depends upon its ability to develop and market its products and services, as well as its ability to provide the people, technologies, facilities, equipment, and financial capacity needed to deliver those products and services with maximum efficiency. A loss of business to the company’s competitors could have a material adverse affect on the company’s ability to generate favorable financial results and maintain market share.

■	Many of the Company’s Contracts Contain Performance Obligations That Require Innovative Design Capabilities, Are Technologically Complex, Require State-Of-The-Art Manufacturing Expertise or Are Dependent Upon Factors Not Wholly Within the Company’s Control. Failure to Meet These Obligations Could Adversely Affect the Company’s Profitability and Future Prospects.

The company designs, develops and manufactures technologically advanced and innovative products and services applied by its customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions, or materials and components could prevent the company from achieving contractual requirements.

NORTHROP GRUMMAN CORPORATION

In addition, the company’s products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems which could negatively affect revenue and profitability include loss on launch of spacecraft, premature failure, problems with quality, country of origin, delivery of subcontractor components or services, and unplanned degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments previously received by the company.

Certain contracts, primarily involving space satellite systems, contain provisions that entitle the customer to recover fees in the event of partial or complete failure of the system upon launch or subsequent deployment for less than a specified period of time. Under such terms, the company could be required to forfeit fees previously recognized and/or collected. The company has not experienced any material losses in the last decade in connection with such contract performance incentive provisions. However, if the company were to experience launch failures or complete satellite system failures in the future, such events could have a material adverse impact on the company’s consolidated financial position or results of operations.

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

Due to their nature, fixed-price contracts inherently have more risk than flexibly priced contracts and therefore generally carry higher profit margins. Approximately 30 percent of the company’s annual revenues are derived from fixed-price contracts – see Contracts in Part II, Item 7. Flexibly priced contracts may carry risk to the extent of their specific contract terms and conditions relating to performance award fees, including cost sharing agreements, and negative performance incentives. The company typically enters into fixed-price contracts where costs can be reasonably estimated based on experience. In addition, certain contracts other than fixed-price contracts have provisions relating to cost controls and audit rights. Should the terms specified in those contracts not be met, then profitability may be reduced. Fixed-price development work comprises a small portion of the company’s fixed-price contracts and inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are generally reduced. In addition, successful performance of fixed-price development contracts which include production units is subject to the company’s ability to control cost growth in meeting production specifications and delivery rates. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates. Examples of the company’s significant fixed-price development contracts include the F-16 Block 60 combat avionics program and the MESA radar system program for the Wedgetail and Peace Eagle contracts, both of which are performed by the Electronics segment. It is also not unusual in the Ships business for the company to negotiate fixed-price

NORTHROP GRUMMAN CORPORATION

production follow-on contracts before the development effort has been completed and learning curves fully realized on existing flexibly priced development contracts.

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

Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon future period financial reporting and performance. See Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7.

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

NORTHROP GRUMMAN CORPORATION

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

The company may be affected by delivery or performance issues with key suppliers and subcontractors, as well as other factors that may cause operating results to be adversely affected. Changes in inventory requirements or other production cost increases may also have a negative effect on the company’s consolidated financial position or results of operations.

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

The company has significant operations located in regions of the U.S. that may be exposed to damaging storms and other natural disasters. While preventative measures typically help to minimize harm to the company, the damage and disruption resulting from certain storms or other natural disasters may be significant. Although no assurances can be made, the company believes it can recover costs associated with natural disasters through insurance or its contracts.

Natural disasters such as storms and earthquakes can disrupt electrical and other power distribution networks and cause adverse effects on profitability and performance, including computer and internet operation and accessibility. Computer viruses and similar harmful software programs, as well as network outages, disruptions and attacks also may have a material adverse effect on the company’s profitability and performance unless quarantined or otherwise prevented.

■	Changes In Future Business Conditions Could Cause Business Investments and/or Recorded Goodwill to Become Impaired, Resulting In Substantial Losses and Write-Downs That Would Reduce the Company’s Operating Income.

As part of its overall strategy, the company will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately half of the company’s recorded total assets. The company evaluates goodwill amounts for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. See Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7.

NORTHROP GRUMMAN CORPORATION

■	The Company Is Subject to Various Claims and Litigation That Could Ultimately Be Resolved Against The Company Requiring Material Future Cash Payments and/or Future Material Charges Against the Company’s Operating Income and Materially Impairing the Company’s Financial Position.

The size and complexity of the company’s business make it highly susceptible to claims and litigation. The company is subject to environmental claims, income tax matters and other litigation, which, if not resolved within established accruals, could have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows. See Legal Proceedings in Part I, Item 3, and Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7.

■	Pension and Medical Expense Associated with the Company’s Retirement Benefit Plans May Fluctuate Significantly Depending Upon Changes in Actuarial Assumptions and Future Market Performance of Plan Assets.

A substantial portion of the company’s current and retired employee population is covered by pension and post-retirement benefit plans, the costs of which are dependent upon the company’s various assumptions, including estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. Variances from these estimates could have a material adverse effect on the company’s consolidated financial position, results of operations, and cash flows.

■	The Company’s Insurance Coverage May Be Inadequate to Cover All of Its Significant Risks or Its Insurers May Deny Coverage of Material Losses Incurred By the Company, Which Could Adversely Affect The Company’s Profitability and Overall Financial Position.

The company endeavors to identify and obtain in established markets insurance agreements to cover significant risks and liabilities (including, among others, natural disasters, product liability and business interruption). Not every risk or liability can be protected against by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. In some, but not all, circumstances the company may receive indemnification from the U.S. Government. Because of the limitations in overall available coverage referred to above, the company may have to bear substantial costs for uninsured losses that could have an adverse effect upon its consolidated results of operations and its overall consolidated financial position. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, where litigation with the carrier becomes necessary, an outcome unfavorable to the company may have a material adverse effect on the company’s consolidated results of operations. See Note 15 to the consolidated financial statements in Part II, Item 8.

■	Current Trends in U.S. Government Procurement May Adversely Affect Cash Flows or Program Profitability.

The company, like others in the defense industry, is aware of a potential problem presented by strict compliance with the Defense Federal Acquisition Regulation Supplement preference for enumerated specialty metals sourced domestically or from certain foreign countries. Subcontractors and lower-tier suppliers have made disclosures indicating inability to comply with the rule as written. Subject to limitations, inability to certify that all enumerated specialty metals in a product comply with sourcing requirements can lead to U.S. Government customers withholding a portion of a payment on delivery or may prevent delivery altogether of materiel and products critical to national defense.

Item 1B.	Unresolved Staff Comments

Not applicable.

NORTHROP GRUMMAN CORPORATION

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Form 10-K that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “anticipate,” “outlook,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in Part I, Item 1A, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

■	future revenues;
■	expected program performance and cash flows;
■	returns on pension plan assets and variability of pension actuarial and related assumptions;
■	the outcome of litigation, claims, appeals and investigations;
■	hurricane-related insurance recoveries;
■	environmental remediation;
■	acquisitions and divestitures of businesses;
■	joint ventures and other business arrangements;
■	access to capital;
■	performance issues with key suppliers and subcontractors;
■	product performance and the successful execution of internal plans;
■	successful negotiation of contracts with labor unions;
■	allowability and allocability of costs under U.S. Government contracts;
■	effective tax rates and timing and amounts of tax payments;
■	the results of any audit or appeal process with the Internal Revenue Service; and
■	anticipated costs of capital investments.

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

At December 31, 2007, the company had approximately 57 million square feet of floor space at approximately 515 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses. At December 31, 2007, the company leased to third parties approximately 948,000 square feet of its owned and leased facilities, and had vacant floor space of approximately 965,000 square feet.

At December 31, 2007, the Company’s business operating segments had major operations at the following locations:

Mission Systems – Huntsville, AL; Carson, Huntington Beach, McClellan, Oxnard, Rancho Carmel, Redondo Beach, San Bernardino, San Diego, San Jose, San Pedro, Van Nuys and Sacramento, CA; Aurora and Colorado Springs, CO; East Hartford, CT; Washington, DC; Orlando, FL; Cambridge, MA; Annapolis, Annapolis Junction, Columbia, Elkridge and Lanham, MD; Bellevue, NE; Fairborn and Kettering, OH; Middletown, RI;

NORTHROP GRUMMAN CORPORATION

Clearfield, UT; and Arlington, Chantilly, Chester, Dahlgren, Fairfax, Falls Church, Herndon, Newport News, Reston, Stafford, Vienna and Virginia Beach, VA.

Information Technology – El Segundo, Hawthorne, and San Diego, CA; Colorado Springs and Lafayette, CO; Washington, DC; Atlanta, GA; Andover, MA; Annapolis Junction and Rockville, MD; Bethpage, Bohemia, and Queens, NY; Fairborn, OH; Irving, TX; and Chantilly, Fairfax, Falls Church, Herndon, Lorton, McLean, Reston, and Richmond, VA.

Technical Services – Sierra Vista, AZ; Warner Robins, GA; Lake Charles, LA; Albuquerque, NM; Oklahoma City, OK; and Herndon, VA.

Integrated Systems – Camarillo, Carson, El Segundo, Fort Tejon, Goleta, Hawthorne, Mojave, Palmdale, and San Diego, CA; Jacksonville, Melbourne and St. Augustine, FL; Hollywood, MD; Moss Point, MS; New Town, ND; Bethpage, NY; and Lexington, SC.

Space Technology – El Segundo, Manhattan Beach, and Redondo Beach, CA; Devens, MA; St. Charles, MO; and Charlotte, NC.

Electronics – Huntsville, AL; Tempe, AZ; Azusa, Sunnyvale and Woodland Hills, CA; Boulder, CO; Norwalk, CT; Apopka, FL; Rolling Meadows, IL; Annapolis, Annapolis Junction, Baltimore, Belcamp, Elkridge, Gaithersburg, Hagerstown, Linthicum and Sykesville, MD; Springfield, MO; Ocean Springs, MS; Melville and Williamsville, NY; Cincinnati, OH; Garland, TX; Salt Lake City, UT; and Charlottesville, VA. Locations outside the U.S. include France, Germany, Italy, and the United Kingdom.

Ships – National City and San Diego, CA; Avondale, Harahan, Harvey, Tallulah and Waggaman, LA; Gautier, Gulfport, Moss Point and Pascagoula, MS; Chesapeake, Hampton, Newport News, Suffolk, and Virginia Beach, VA; and Bremerton, WA.

Corporate and other locations – Brea and Los Angeles, CA; Des Plaines, IL; Olathe, KS; Hanover Township, NJ; York, PA; Irving and Marshall, TX; and Arlington, VA. Locations outside the U.S. include Canada and the United Kingdom.

The following is a summary of the company’s floor space at December 31, 2007:

			U.S. Government
Square feet (in thousands)	Owned	Leased	Owned/Leased	Total
Information & Services
Mission Systems	652	5,768		6,420
Information Technology	33	4,239		4,272
Technical Services	156	1,365	62	1,583
Aerospace
Integrated Systems	3,974	3,021	2,023	9,018
Space Technology	2,912	2,108		5,020
Electronics	8,472	3,557		12,029
Ships	13,177	3,907	80	17,164
Corporate	809	622		1,431

Total	30,185	24,587	2,165	56,937

The company believes its properties are well maintained and in good operating condition and that the productive capacity of the company’s properties is adequate to meet current contractual requirements and those for the foreseeable future.

NORTHROP GRUMMAN CORPORATION

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

As previously disclosed, in October 2005, the U.S. Department of Justice and a restricted U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. The relationship, if any, between the potential claims and a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California remains unclear to the company. In the third quarter of 2006, the parties commenced settlement discussions. While the company continues to believe that it did not breach the contracts in question and that it acted appropriately in this matter, the company proposed to settle the claims and any associated matters and recognized a pre-tax charge of $112.5 million in the third quarter of 2006 to cover the cost of the settlement proposal and associated investigative costs. The company extended the offer in an effort to avoid litigation and in recognition of the value of the relationship with this customer. The U.S. Government has not accepted the settlement offer and has advised the company that if settlement is not reached it will pursue its claims through litigation. Because of the highly technical nature of the issues involved and their restricted status and because of the significant disagreement between the company and the U.S. Government as to the U.S. Government’s theories of liability and damages (including a material difference between the U.S. Government’s damage theories and the company’s offer), final resolution of this matter could take a considerable amount of time, particularly if litigation should ensue. If the U.S. Government were to pursue litigation and were to be ultimately successful on its theories of liability and damages, which could be trebled under the Federal False Claims Act, the effect upon the company’s consolidated financial position, results of operations, and cash flows would materially exceed the amount provided by the company. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. Accordingly, the ultimate disposition of this matter cannot presently be determined.

As previously disclosed, on May 17, 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems”. By letter dated June 5, 2007, the Coast Guard stated that the revocation of acceptance also was based on alleged “nonconforming topside equipment” on the vessels. On August 13, 2007, the company submitted a response to the Coast Guard, maintaining that the revocation of acceptance was improper. In late December 2007, the Coast Guard responded to the company’s August submittal and advised Integrated Coast Guard Systems (the contractors’ joint venture for performing the Deepwater Program) that the Coast Guard is seeking $96.1 million from the Joint Venture as a result of the revocation of acceptance of the eight vessels delivered under the 123-foot conversion program. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels which were converted under contracts with the company and with a subcontractor to the company. The letter is not a contracting officer’s final decision and the company and its joint venture partner and subcontractor are preparing a response. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail.

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

As previously disclosed, the company was a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. On September 10, 2007, the company and Cogent announced that they had reached an agreement to settle the litigation and the settlement documents were executed in the fourth quarter of 2007. Under the terms of the agreement, the company agreed to pay Cogent $25 million to settle the litigation and $15 million for a non-exclusive license to use specified Cogent state-of- the-art automated fingerprint identification software in certain existing programs. Substantially all these amounts were charged to expense in 2007. The company and Cogent also agreed to enter into a five-year research and development, service and products agreement, under which the company must purchase from Cogent $20 million in new products and services over the term of the agreement.

As previously disclosed, the U.S. District Court for the Central District of California consolidated two separately filed Employee Retirement Income Security Act (ERISA) lawsuits, which the plaintiffs seek to have certified as class actions, into the In Re Northrop Grumman Corporation ERISA Litigation. On August 7, 2007, the Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On October 11, 2007, the Ninth Circuit granted appellate review, which delayed the commencement of trial previously scheduled to begin January 22, 2008. The company believes, but can give no assurance, that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other Matters
In the event of contract termination for the government’s convenience, contractors are normally protected by provisions covering reimbursement for costs incurred under the contract. As previously disclosed, the company received a termination for convenience notice on the Tri-Service Standoff Attack Missile (TSSAM) program in 1995. In December 1996, the company filed a lawsuit against the U.S. Government in the U.S. Court of Federal Claims seeking the recovery of approximately $750 million for uncompensated performance costs, investments and a reasonable profit on the program. Prior to 1996, the company had charged to operations in excess of $600 million related to this program. The company is unable to predict whether it will realize some or all of its claims, none of which are recorded on its consolidated statement of financial position, from the U.S. Government related to the TSSAM program.

As previously disclosed, the company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Notes 15 and 17 to the consolidated financial statements in Part II, Item 8). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the district court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the district court’s order. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2007.

NORTHROP GRUMMAN CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information.

The company’s common stock is listed on the New York Stock Exchange.

The following table sets forth, for the periods indicated, the high and low closing sale prices of the company’s common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2007			2006
January to March	$75.72	to	$66.95	$69.83	to	$59.63
April to June	$77.87	to	$72.68	$71.23	to	$62.17
July to September	$79.86	to	$74.67	$68.88	to	$63.05
October to December	$84.48	to	$77.09	$69.71	to	$64.59

(b)	Holders.

The approximate number of common shareholders was 40,223 as of February 19, 2008.

(c)	Dividends.

Quarterly dividends per common share for the most recent two years are as follows:

	2007	2006
January to March	$0.37	$0.26
April to June	0.37	0.30
July to September	0.37	0.30
October to December	0.37	0.30

	$1.48	$1.16

The quarterly dividend for the mandatorily redeemable preferred shares was $1.75 per share for each quarter in 2007 and 2006.

Common Stock
The company has 800,000,000 shares authorized at a $1 par value per share, of which 337,834,561 and 345,921,809 shares were outstanding as of December 31, 2007 and 2006, respectively.

Preferred Stock
The company has 10,000,000 shares authorized with a liquidation value of $100 per share, of which 3,500,000 shares were designated as Series B and were issued and outstanding as of December 31, 2007 and 2006.

Subsequent Event – On February 20, 2008, the company’s Board of Directors approved the redemption of the Series B convertible preferred stock on April 4, 2008.

(d)	Annual Meeting of Stockholders.

The Annual Meeting of Stockholders of Northrop Grumman Corporation will be held on May 21, 2008, at the Space Technology Presentation Center, One Space Park, Redondo Beach, California 90278.

NORTHROP GRUMMAN CORPORATION

(e)	Stock Performance Graph.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG NORTHROP GRUMMAN CORPORATION, S & P 500 INDEX
AND S & P AEROSPACE/DEFENSE INDEX

(1)	Assumes $100 invested at the close of business on December 31, 2002, in Northrop Grumman Corporation common stock, Standard & Poor’s (S&P) 500 Index, and the S&P Aerospace/Defense Index.

(2)	The cumulative total return assumes reinvestment of dividends.

(3)	The S&P Aerospace/Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Goodrich Corporation, Honeywell International Inc., L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corp., Raytheon Company, Rockwell Collins, Inc., and United Technologies Corporation.

(4)	The total return is weighted according to market capitalization of each company at the beginning of each year.

(5)	The “Stock Performance Graph” is not incorporated by reference and shall not be deemed to be “filed.”

NORTHROP GRUMMAN CORPORATION

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The table below summarizes the company’s repurchases of common stock during the three months ended December 31, 2007.

				Approximate Dollar
			Total Numbers of	Value of Shares that
			Shares Purchased as of	May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1 through October 31, 2007				$82 million
November 1 through November 30, 2007	1,022,600	$79.11	1,022,600	$—
December 1 through December 31, 2007				$2.5 billion (1)

Total	1,022,600	$79.11	1,022,600	$2.5 billion

(1)	On December 19, 2007, the company’s Board of Directors authorized a share repurchase program of up to $2.5 billion of its outstanding common stock. As of December 31, 2007, the company has $2.5 billion authorized for share repurchases.

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

(g)	Securities Authorized for Issuance Under Equity Compensation Plans.

For a description of securities authorized under the company’s equity compensation plans, see Note 19 of the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 6.	Selected Financial Data

The data presented in the following table are derived from the audited financial statements and other company information adjusted to reflect the current application of discontinued operations as well as the two-for one stock split of the company’s common stock in 2004. See also Business Acquisitions and Business Dispositions in Part II, Item 7.

Selected Financial Data

	Year Ended December 31
$ in millions except per share	2007	2006	2005	2004	2003
Sales and Service Revenues
United States Government	$28,700	$27,019	$27,021	$25,491	$22,063
Other customers	3,318	3,094	2,957	3,386	3,398

Total revenues	$32,018	$30,113	$29,978	$28,877	$25,461

Operating margin	$3,006	$2,464	$2,200	$1,985	$1,474
Income from continuing operations	1,803	1,573	1,396	1,079	771

Basic earnings per share, from continuing operations	$5.28	$4.55	$3.92	$3.00	$2.11
Diluted earnings per share, from continuing operations	5.16	4.46	3.84	2.96	2.09
Cash dividends declared per common share	1.48	1.16	1.01	.89	.80

Year-End Financial Position
Total assets	$33,373	$32,009	$34,214	$33,303	$33,022
Notes payable to banks and long-term debt	4,055	4,162	5,145	5,158	5,891
Total long-term obligations and preferred stock	9,254	8,641	9,412	10,438	10,876

Financial Metrics
Free cash flow from operations	$2,068	$942	$1,804	$1,264	$161
Net working capital (deficit)	$340	$(28)	$(418)	$692	$(595)
Current ratio	1.05 to 1	1.00 to 1	.95 to 1	1.11 to 1	.91 to 1
Notes payable to banks and long-term debt as a percentage of shareholders’ equity	22.9%	25.0%	30.6%	30.9%	37.3%

Other Information
Company-sponsored research and development expenses	$537	$572	$536	$502	$429
Maintenance and repairs	337	360	430	396	242
Payroll and employee benefits	12,947	12,510	12,191	12,445	10,936

Number of employees at year-end	122,600	122,200	123,600	125,400	123,400

NORTHROP GRUMMAN CORPORATION

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Business
Northrop Grumman provides technologically advanced, innovative products, services, and integrated solutions in information and services, aerospace, electronics, and shipbuilding to its global customers. As a prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and commercial technology programs in the U.S. and abroad. Northrop Grumman conducts most of its business with the U.S. Government, principally the DoD. The company also conducts business with local, state, and foreign governments and has domestic and international commercial sales.

Notable Events
Certain notable events or activity affecting the company’s 2007 consolidated financial results included the following:

■	Sales increases 6 percent to record $32 billion.
■	Operating margin increase of 22 percent over 2006.
■	Cash from operations increases to record $2.9 billion after $200 million pension pre-funding.
■	Diluted earnings per share from continuing operations of $5.16 per share.
■	Total backlog of $64.1 billion.
■	Share repurchases totaling $1.2 billion.
■	Business acquisitions totaling approximately $690 million.
■	Partial insurance settlement with all but one of the primary insurers and recognition of $62 million in business interruption recovery related to Hurricane Katrina. See Notes 15 and 17 to the consolidated financial statements in Part II, Item 8.

■	Contract earnings rate charge on LHD 8 of approximately $55 million following the strike at the Pascagoula shipyard.
■	Adoption of a new tax accounting standard on accounting for uncertain tax positions – see Note 12 to the consolidated financial statements in Part II, Item 8.

Outlook
U.S. defense contractors have benefited from the upward trend in overall defense spending over recent years. Certain programs in which the company participates may be subject to potential reductions due to a slower rate of growth in the U.S. Defense Budget forecasts and funds being utilized to support the on-going Global War on Terrorism. Despite the trend of slower growth rates in the U.S. defense budget, the company believes that its portfolio of technologically advanced, innovative products, services, and integrated solutions will generate revenue growth in 2008 and beyond. Based on total backlog (funded and unfunded) of approximately $64 billion as of December 31, 2007, the company expects sales in 2008 of approximately $33 billion and forecasts improvement in net income over 2007. The major industry and economic factors that may affect the company’s future performance are described in the following paragraphs.

Industry Factors
Northrop Grumman is subject to the unique characteristics of the U.S. defense industry as a monopsony, and by certain elements peculiar to its own business mix. Northrop Grumman, along with Lockheed Martin Corporation, The Boeing Company, Raytheon Company, and General Dynamics Corporation are among the largest companies in the U.S. defense industry at this time. Northrop Grumman competes against these and other companies for a number of programs, both large and small. Intense competition and long operating cycles are both key characteristics of Northrop Grumman’s business and the defense industry. It is common in this industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, turn out to be a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and simultaneously perform as a supplier to or a customer of such competitor on other contracts. The nature of

NORTHROP GRUMMAN CORPORATION

major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

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

Similarly, there is intense competition among many companies in the information and services markets which is generally more labor intensive with competitive margin rates over contract periods of shorter duration. Competitors in the information and services markets include the defense industry participants mentioned above as well as many other large and small entities with expertise in various specialized areas. The company’s ability to successfully compete in the information and services markets depends on a number of factors; most important is the capability to deploy skilled professionals, many requiring security clearances, at competitive prices across the diverse spectrum of these markets. Accordingly, various workforce initiatives are in place to ensure the company is successful in attracting, developing and retaining sufficient resources to maintain or improve its competitive position within these markets.

Economic Opportunities, Challenges, and Risks
The defense of the U.S. and its allies requires the ability to respond to one or more regional conflicts, terrorist acts, or threats to homeland security and is increasingly dependent upon early threat identification. National responses to those threats may require unilateral or cooperative initiatives ranging from dissuasion, deterrence, active defense, security and stability operations, or peacekeeping. The U.S. Government continues to place a high priority on the protection of its engaged forces and citizenry and in minimizing collateral damage when force must be applied in pursuit of national objectives. As a result, the U.S. and its military coalitions increasingly rely on sophisticated systems providing long-range surveillance and intelligence, battle management, and precision strike capabilities combined with the ability to rapidly deploy effective force to any region. Accordingly, defense procurement spending is expected to be weighted toward the development and procurement of military platforms and systems demonstrating the stealth, long-range, survivability, persistence and standoff capabilities that can overcome such obstacles to access. Additionally, advanced electronics and software that enhance the capabilities of individual systems and provide for the real-time integration of individual surveillance, information management, strike, and battle management platforms will also be required.

While the upward trend in overall defense spending may slow, defense requirements are not expected to change significantly in the foreseeable future. Many allied countries are focusing their development and procurement efforts on advanced electronics and information systems capabilities to enhance their interoperability with U.S. forces. The size of future U.S. and international defense budgets is expected to remain responsive to the international security environment. The proposed 2009 budget provides $515.4 billion in discretionary authority for the DoD base budget, representing a $35.9 billion or 7.5 percent increase over the enacted level for fiscal 2008. This proposed budget includes reductions in certain programs in which the company participates or for which the company expects to compete, however the company believes that spending on recapitalization and modernization of homeland security and defense assets will continue to be a national priority, with particular emphasis on areas involving intelligence, persistent surveillance, cyber space and non-conventional warfare capabilities.

U.S. Government programs in which the company either participates, or strives to participate, must compete with other programs for consideration during the U.S. budget formulation and appropriation processes. Budget decisions made in this environment will have long-term consequences for the size and structure of the company and the entire defense industry.

NORTHROP GRUMMAN CORPORATION

Substantial new competitive opportunities for the company include a new aerial refueling tanker, the next-generation long-range bomber, space radar, unmanned vehicles, satellite communications systems, restricted programs, technical services and information technology contracts, and several international and homeland security programs. In pursuit of these opportunities, Northrop Grumman continues to focus on operational and financial performance for continued growth in 2008 and beyond.

Northrop Grumman has historically concentrated its efforts in high technology areas such as stealth, airborne and space surveillance, battle management, systems integration, defense electronics, and information technology. The company has a significant presence in federal and civil information systems; the manufacture of combatant ships including aircraft carriers and submarines; space technology; command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR); and missile systems. The company believes that its programs are a high priority for national defense. Nevertheless, under budgetary pressures, there remains the possibility that one or more of them may be reduced, extended, or terminated by the company’s U.S. Government customers.

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

See Risk Factors located in Part I, Item 1A for a more complete description of risks faced by the company and the defense industry.

BUSINESS ACQUISITIONS

2007 – In January 2007, the company acquired Essex Corporation (Essex) for approximately $590 million in cash, including estimated transaction costs of $15 million, and the assumption of debt totaling $23 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. The operating results of Essex are reported in the Mission Systems segment.

In July 2007, the company and Science Applications International Corporation (SAIC) reorganized their joint venture AMSEC, LLC (AMSEC), by dividing AMSEC along customer and product lines. AMSEC is a full-service supplier that provides engineering, logistics and technical support services primarily to Navy ship and aviation programs. Under the reorganization plan, the company retained the ship engineering, logistics and technical service businesses under the AMSEC name (the AMSEC Businesses) and, in exchange, SAIC received the aviation, combat systems and strike force integration services businesses from AMSEC (the Divested Businesses). This reorganization was treated as a step acquisition for the acquisition of SAIC’s interests in the AMSEC Businesses, with the company recognizing a pre-tax gain of $23 million for the effective sale of its interests in the Divested Businesses. The operating results of the AMSEC Businesses and transaction gain have been reported in the Ships segment. Prior to the reorganization, the company accounted for AMSEC, LLC under the equity method. The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for the entities acquired. Management does not expect adjustments to these estimates, if any, to have a material effect on the company’s consolidated financial position or results of operations.

During the third quarter of 2007, the company acquired Xinetics Inc., reported in the Space Technology segment, and the remaining 61 percent of Scaled Composites, LLC, reported in the Integrated Systems segment, for an aggregate amount of approximately $100 million in cash. The consolidated financial statements reflect

NORTHROP GRUMMAN CORPORATION

preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for the entities acquired. Management does not expect adjustments to these estimates, if any, to have a material effect on the company’s consolidated financial position or results of operations.

2006 – There were no significant acquisitions during 2006.

2005 – The company acquired Confluent RF Systems Corporation (Confluent), reported in the Integrated Systems segment, for $42 million in cash, which included transaction costs of $2 million, and Integic Corporation (Integic), reported in the Information Technology segment, for $319 million in cash, which included transaction costs of $6 million.

BUSINESS DISPOSITIONS

2007 – During the second quarter of 2007, management announced its decision to exit the remaining Interconnect Technologies (ITD) business reported within the Electronics segment. Sales for this business for the years ended December 31, 2007, 2006, and 2005, were $14 million, $35 million, and $89 million, respectively. The shut-down was completed during the third quarter of 2007 and costs associated with the shutdown were not material. The results of this business are reported as discontinued operations in the consolidated statements of income, net of applicable income taxes, for all periods presented.

2006 – The company sold the assembly business unit of ITD during the first quarter of 2006 and Winchester Electronics (Winchester) during the second quarter of 2006 for net cash proceeds of $26 million and $17 million, respectively, and recognized after-tax gains of $4 million and $2 million, respectively, in discontinued operations. The results of operations of the assembly business unit of ITD are reported as discontinued operations in the consolidated statements of income, net of applicable income taxes. The results of operations of Winchester, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

During the second quarter of 2006, the Enterprise Information Technology (EIT) business, formerly reported in the Information Technology segment, was shut down and costs associated with the exit activities were not material. The results of operations of this business are reported as discontinued operations in the consolidated statements of income, net of applicable income taxes.

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

NORTHROP GRUMMAN CORPORATION

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

The following table summarizes 2007 revenue recognized by contract type and customer:

	U.S.	Other		Percent
($ in millions)	Government	Customers	Total	of Total
Flexibly priced	$21,554	$746	$22,300	70%
Firm fixed-price	7,146	2,572	9,718	30%

Total	$28,700	$3,318	$32,018	100%

Contract Fees – Negotiated contract fee structures, for both flexibly priced and fixed-price contracts include, but are not limited to: fixed-fee amounts, cost sharing arrangements to reward or penalize for either under or over cost target performance, positive award fees, and negative penalty arrangements. Profit margins may vary materially depending on the negotiated contract fee arrangements, percentage-of-completion of the contract, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Positive Award Fees – Certain contracts contain provisions consisting of award fees based on performance criteria such as: cost, schedule, quality, and technical performance. Award fees are determined and earned based on an evaluation by the customer of the company’s performance against such negotiated criteria. Award fee contracts are widely used throughout the company’s operating segments. Examples of significant long-term contracts with substantial negotiated award fee amounts are the KEI, SDD, E-2D SDD, LPD, and DDG-1000 programs.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Revenue Recognition
Overview – The majority of the company’s business is derived from long-term contracts for the construction of facilities, production of goods, and services provided to the federal government, which are accounted for under the provisions of Accounting Research Bulletin No. 45 – Accounting for Long-Term Construction-Type Contracts, American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 81-1 – Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors. The company classifies contract revenues as product sales or service revenues depending on the predominant attributes of the relevant underlying contracts. The company also enters into contracts that are not associated with the federal government, such as contracts to provide certain services to non-federal government customers. The company accounts for those contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and other relevant revenue recognition accounting literature.

The company considers the nature of these contracts and the types of products and services provided when it determines the proper accounting method for a particular contract.

Percentage-of-Completion Accounting – The company generally recognizes revenues from its long-term contracts under the cost-to-cost and the units-of-delivery measures of the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. For

NORTHROP GRUMMAN CORPORATION

most contracts, sales are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For certain contracts with large up-front purchases of material, primarily in the Ships segment, sales are generally calculated based on the percentage that direct labor costs incurred bear to total estimated direct labor costs. The units-of-delivery measure is a modification of the percentage-of-completion method, which recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on deliveries.

The use of the percentage-of-completion method depends on the ability of the company to make reasonably dependable cost estimates for the design, manufacture, and delivery of its products and services. Such costs are typically incurred over a period of several years, and estimation of these costs requires the use of judgment. Sales under cost-type contracts are recorded as costs are incurred.

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to delivery of the product. These incentives take the form of potential additional fees to be earned or penalties to be incurred. Incentives and award fees that can be reasonably assured and reasonably estimated are recorded over the performance period of the contract. Incentives and award fees that cannot be reasonably assured and reasonably estimated are recorded when awarded or at such time as a reasonable estimate can be made.

Other changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. A significant change in an estimate on one or more contracts could have a material effect on the company’s consolidated financial position or results of operations.

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

NORTHROP GRUMMAN CORPORATION

When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded to cost of sales in the period the loss is determined. Loss provisions are first offset against costs that are included in inventoried assets, with any remaining amount reflected in liabilities.

Purchase Accounting and Goodwill
Overview – The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (typically not exceeding twelve months) with the exception of certain adjustments related to income tax uncertainties, the resolution of which may extend beyond the purchase price allocation period.

Acquisition Accruals – The company has established certain accruals in connection with indemnities and other contingencies from its acquisitions and divestitures. These accruals and subsequent adjustments have been recorded during the purchase price allocation period for acquisitions and as events occur for divestitures. The accruals were determined based upon the terms of the purchase or sales agreements and, in most cases, involve a significant degree of judgment. Management has recorded these accruals in accordance with its interpretation of the terms of the purchase or sale agreements, known facts, and an estimation of probable future events based on management’s experience.

Goodwill – The company performs impairment tests for goodwill as of November 30th of each year, or when evidence of potential impairment exists. In order to test for potential impairment, the company uses a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weights of each component of the company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model.

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

Environmental Accruals – The company is subject to the environmental laws and regulations of the jurisdictions in which it conducts operations. The company records an accrual to provide for the costs of expected environmental obligations when management becomes aware that an expenditure will be incurred and the amount of the liability can be reasonably estimated. Factors which could result in changes to the company’s assessment of probability, range of loss, and environmental accruals include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive

NORTHROP GRUMMAN CORPORATION

contamination than anticipated, results of efforts to determine legally responsible parties, changes in laws and regulations or contractual obligations affecting remediation requirements, and improvements in remediation technology. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s financial position, results of operation, or cash flows.

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

Uncertain Tax Positions – Effective January 1, 2007, the company measures and records uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold may be recognized or continue to be recognized in the financial statements. The timing and amount of accrued interest is determined by the applicable tax law associated with an underpayment of income taxes. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, the company recognizes an expense for the amount of the penalty in the period the tax position is claimed in the tax return of the company. The company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense. See Note 12 to the consolidated financial statements in Part II, Item 8. Prior to 2007, the company recorded accruals for tax contingencies and related interest when it determined that it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority. Under existing GAAP, changes in accruals associated with uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined.

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

Assumptions – The principal assumptions that have a significant effect on the company’s consolidated financial position and results of operations are the discount rate, the expected long-term rate of return on plan assets, and the health care cost trend rates. For certain plan assets where the fair market value is not readily determinable, such as real estate, private equity investments and hedge funds, estimates of fair value are determined using the best information available.

Discount Rate – The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is primarily determined based on the results of a hypothetical long-term bond portfolio matching the expected cash inflows with the expected benefit payments

NORTHROP GRUMMAN CORPORATION

for each benefit plan. Taking into consideration the factors noted above, the company’s weighted-average pension composite discount rate was 6.22 percent at December 31, 2007, and 5.97 percent at December 31, 2006.

Expected Long-Term Rate of Return – The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested to provide for anticipated future benefit payment obligations. For 2007 and 2006, the company assumed an expected long-term rate of return on plan assets of 8.5 percent.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impacts on 2007 pension and other postretirement benefits results:

	.25 Percentage	.25 Percentage
$ in millions	Point Increase	Point Decrease
(Decrease) Increase Due To Change In Assumptions Used To Determine Net Periodic Benefit Costs For The Year Ended December 31, 2007
Discount rate	$(38)	$40
Expected long-term rate of return on plan assets	(54)	54
(Decrease) Increase Due To Change In Assumptions Used To Determine Benefit Obligations For The Year Ended December 31, 2007
Discount rate	$(741)	$774

Health Care Cost Trend Rates – The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. For 2007, the company assumed an expected initial health care cost trend rate of 8 percent and an ultimate health care cost trend rate of 5 percent. In 2006, the company assumed an expected initial health care cost trend rate of 8.75 percent and an ultimate health care cost trend rate of 5 percent.

Differences in the initial through the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2007 postretirement benefit results:

	1-Percentage-	1-Percentage-
$ in millions	Point Increase	Point Decrease
Increase (Decrease) From Change In Health Care Cost Trend Rates To
Postretirement benefit expense	$9	$(9)
Postretirement benefit liability	85	(91)

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Year Ended December 31
$ in millions, except per share	2007	2006	2005

Sales and service revenues	$32,018	$30,113	$29,978
Cost of sales and service revenues	29,012	27,649	27,778
Operating margin	3,006	2,464	2,200
Interest expense, net	308	303	334
Other, net	(12)	125	199
Federal and foreign income taxes	883	713	669
Diluted earnings per share from continuing operations	5.16	4.46	3.84
Net cash provided by operating activities	2,890	1,756	2,627

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues
Sales and service revenues consist of the following:

	Year Ended December 31
$ in millions	2007	2006	2005

Product sales	$18,730	$18,394	$19,471
Service revenues	13,288	11,719	10,507

Sales and service revenues	$32,018	$30,113	$29,978

2007 – Revenues for principal product businesses in Aerospace, Electronics, and Ships during 2007 grew at a combined rate of approximately 3 percent over 2006, reflecting sales growth in Electronics and Ships, partially offset by reduced sales in Aerospace. The sales growth at Electronics and Ships was due to volume improvements across most business areas, while the sales reduction in Aerospace was anticipated as a number of contracts transitioned from development to production in 2007. Revenue for principal services businesses in Information & Services during 2007 grew approximately 11 percent over 2006 due largely to double digit growth at Information Technology and Technical Services segments, resulting from increased volume on contracts that were newly awarded in 2006 and growth across the board on other contracts.

2006 – Revenues for the principal product segments of Integrated Systems, Space Technology and Electronics were relatively flat in 2006 as compared to 2005, and revenues for the Ships segment declined approximately $500 million due primarily to the effects of the damage to the Gulf Coast shipyards caused by Hurricane Katrina in August 2005. Service revenues for the principal services businesses grew principally in the Information Technology and Technical Services segments, which each had revenue increases in excess of $225 million in 2006. Revenues for Mission Systems, the company’s other mainly services business, were relatively flat on a year over year basis.

Cost of Sales and General and Administrative Expenses
Cost of sales and general and administrative expenses are comprised of the following:

	Year Ended December 31
$ in millions	2007	2006	2005

Cost of Sales and Service Revenues
Cost of product sales	$14,474	$14,380	$15,543
% of product sales	77.3%	78.2%	79.8%
Cost of service revenues	11,330	10,242	9,355
% of service revenues	85.3%	87.4%	89.0%
General and administrative expenses	3,208	3,027	2,880
% of total sales and service revenues	10.0%	10.1%	9.6%

Cost of Sales and Service Revenues	$29,012	$27,649	$27,778

Cost of Product Sales and Service Revenues
2007 – Cost of product sales during 2007 increased $94 million, or 1 percent, over 2006 while decreasing 90 basis points as a percentage of product sales over the same period. Cost of service sales during 2007 increased $1.1 billion, or 11 percent, over 2006 while decreasing 214 basis points as a percentage of service sales over the same period. Cost of product sales in 2007 increased over 2006 due largely to the sales volume increase described above, partially offset by improved program performance at Integrated Systems, Space Technology and Ships. Cost of service revenues in 2007 increased over 2006 due primarily to higher sales volume at Information & Services. The margin rate improvement was primarily driven by improved margin rate performance on service revenues by segments principally in the product businesses.

2006 – Cost of product sales during 2006 decreased $1.2 billion, or 7 percent, over 2005 while decreasing 160 basis points as a percentage of product sales over the same period. Cost of service sales during 2006 increased

NORTHROP GRUMMAN CORPORATION

$887 million, or 9 percent, over 2005 while decreasing 164 basis points as a percentage of service sales over the same period. Cost of product sales in 2006 declined over 2005 due largely to the sales volume decreases described above, improved program performance across all of the principal product segments and the absence of contract charges from Hurricane Katrina. Cost of product sales in 2005 included charges of $165 million due to the impacts of Hurricane Katrina on ship construction contracts in process when the hurricane occurred in August 2005. Cost of service revenues increased in 2006 due to higher volume at Information Technology and Technical Services, partially offset by improved cost performance at Mission Systems & Technical Services.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts and such costs, for most components of the company, are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations. General and administrative expenses remained at a constant rate of approximately 10 percent of sales in 2007 and 2006. General and administrative expenses as a percentage of sales increased from 9.6 percent in 2005 to 10.1 percent in 2006. The increase in 2006 is due primarily to higher property insurance, litigation, and bid and proposal costs, partially offset by lower IR&D.

Operating Margin
The company considers operating margin to be an important measure for evaluating its operating performance and, as is typical in the industry, defines operating margin as revenues less the related cost of producing the revenues and general and administrative expenses. Operating margin for the company is further evaluated for each of the business segments in which the company operates, and “segment operating margin” is one of the key metrics used by management of the company to internally manage its operations.

Operating margin represents segment operating margin (see section entitled Segment Operating Results) adjusted for a number of factors that do not affect the segments as follows:

	Year Ended December 31
$ in millions	2007	2006	2005

Segment operating margin	$3,103	$2,807	$2,421
Unallocated expenses	(224)	(306)	(200)
Net pension adjustment	127	(37)	(21)

Total operating margin	$3,006	$2,464	$2,200

Segment Operating Margin
2007 – Segment operating margin for the year ended December 31, 2007 increased $296 million, or 11 percent, as compared to the same period in 2006. Total segment operating margin was 9.7 percent and 9.3 percent of total sales and service revenues for the years ended December 31, 2007, and 2006, respectively. See the Segment Operating Results section below for further information.

2006 – Segment operating margin for the year ended December 31, 2006 increased $386 million, or 16 percent, as compared to the same period in 2005. Total segment operating margin was 9.3 percent and 8.1 percent of total sales and service revenues for the years ended December 31, 2006, and 2005, respectively. See the Segment Operating Results section below for further information.

Unallocated Expenses – Unallocated expenses for the year ended December 31, 2007 decreased $82 million, or 27 percent, as compared with the same period in 2006. The decrease was primarily due to $98 million in lower post-retirement benefit costs determined under GAAP as a result of a plan design change in 2006 and $36 million lower legal and investigative provisions, partially offset by an increase in other costs including $18 million in higher litigation expenses. During the third quarter 2006, the company recorded a $112.5 million pre-tax provision for its settlement offer to the U.S. Department of Justice and a restricted customer.

NORTHROP GRUMMAN CORPORATION

Net Pension Adjustment – The net pension adjustment reflects the excess pension expense determined in accordance with GAAP over the pension expense allocated to the operating segments under CAS. The net pension adjustment increased income by $127 million in 2007, as compared with an expense of $37 million and $21 million in 2006 and 2005, respectively. The reduction in 2007 GAAP pension cost primarily results from higher returns on plan assets and a voluntary pre-funding in the fourth quarter of 2006.

Interest Expense, net
Interest expense, net for 2007 was comparable to 2006. Interest expense, net for the year ended December 31, 2006, was $303 million, a decrease of $31 million, or 9 percent, in 2006 as compared with 2005. The decrease was primarily due to a lower average debt balance in 2006 resulting from debt maturities totaling $1.2 billion in 2006.

Other, net
2007 – Other, net for the year ended December 31, 2007 was $12 million expense, a decrease of $137 million, as compared with 2006. During 2006, the company sold its remaining 9.7 million TRW Automotive (TRW Auto) shares, generating pre-tax gains of $111 million.

2006 – Other, net for the year ended December 31, 2006 was $125 million income, a decrease of $74 million, or 37 percent, from 2005 income of $199 million. During 2005, the company sold 7.3 million TRW Auto shares and approximately 3.4 million Endwave shares, which generated pre-tax gains of $70 million and $95 million, respectively, as compared to the $111 million pre-tax gain in 2006 resulting from the sale of the remaining TRW Auto stock.

Federal and Foreign Income Taxes
2007 – The company’s effective tax rate on income from continuing operations for the year ended December 31, 2007, was 33 percent compared with 31 percent in 2006. During 2007, the company reached a partial settlement agreement with the U.S. Internal Revenue Service (IRS) regarding its audit of the company’s tax years ended 2001 – 2003 resulting in a tax benefit of $22 million.

2006 – The company’s effective tax rate on income from continuing operations for 2006 and 2005 was 31 percent and 32 percent, respectively. During 2006, the company received final approval from the U.S. Congress Joint Committee on Taxation for the agreement previously reached with the IRS regarding its audits of the company’s B-2 program for the years ended December 31, 1997 through December 31, 2000. As a result of the agreement the company recognized tax benefits of $48 million, due to the reversal of previously established expense provisions. The company also recognized a net tax benefit of $18 million in 2006 related to tax credits associated with qualified wages paid to employees affected by Hurricane Katrina.

Diluted Earnings Per Share from Continuing Operations
2007 – Diluted earnings per share from continuing operations for 2007 was $5.16 per share, an increase of 16 percent from $4.46 per share in 2006. Earnings per share are based on weighted-average diluted shares outstanding of 354.3 million for 2007 and 358.6 million for 2006. The weighted-average diluted shares outstanding used to calculate earnings per share includes the dilutive impact of the mandatorily redeemable preferred stock.

2006 – Diluted earnings per share from continuing operations for 2006 was $4.46 per share, an increase of 16 percent from $3.84 per share in 2005. Earnings per share are based on weighted-average diluted shares outstanding of 358.6 million for 2006 and 363.2 million for 2005. For 2006, weighted-average diluted shares outstanding used to calculate earnings per share includes the dilutive impact of the mandatorily redeemable preferred stock.

Net Cash Provided by Operating Activities
2007 – Net cash provided by operating activities in 2007 increased $1.1 billion as compared with 2006, and reflects lower pension contributions, higher net income, and continued trade working capital reductions. Pension plan contributions totaled $342 million in 2007, of which $200 million was voluntarily pre-funded compared

NORTHROP GRUMMAN CORPORATION

with contributions of $1.2 billion in 2006, of which $800 million was voluntarily pre-funded. Cash collected from customers increased by $2 billion, and cash paid to suppliers and employees increased by $635 million in 2007 as compared with 2006.

Net cash provided by operating activities for 2007 included the receipt of $125 million of insurance proceeds related to Hurricane Katrina, $52 million of federal and state income tax refunds, and $21 million of interest.

2006 – Net cash provided by operating activities in 2006 decreased $871 million as compared with 2005, primarily due to contributions to the company’s pension plans. Cash collected from customers decreased by $166 million, and cash paid to suppliers and employees increased by $361 million in 2006 as compared with 2005. Net cash provided by operating activities for 2006 included the receipt of $100 million of insurance proceeds related to Hurricane Katrina, $60 million of federal and state income tax refunds, and $45 million of interest. Net cash provided by operating activities in 2006 includes contributions to the company’s pension plans totaling $1.2 billion, of which $800 million was voluntarily pre-funded as compared to contributions of $415 million in 2005, of which $203 million was voluntarily pre-funded.

SEGMENT OPERATING RESULTS

	Year Ended December 31
$ in millions	2007	2006	2005
Sales and Service Revenues
Information & Services
Mission Systems	$5,931	$5,494	$5,494
Information Technology	4,486	3,962	3,736
Technical Services	2,177	1,858	1,617
Aerospace
Integrated Systems	5,067	5,500	5,489
Space Technology	3,133	2,923	2,866
Electronics	6,906	6,543	6,513
Ships	5,788	5,321	5,786
Intersegment eliminations	(1,470)	(1,488)	(1,523)

Sales and service revenues	$32,018	$30,113	$29,978

Operating Margin
Information & Services
Mission Systems	$566	$519	$424
Information Technology	329	342	322
Technical Services	120	120	100
Aerospace
Integrated Systems	591	551	499
Space Technology	261	245	219
Electronics	813	754	709
Ships	538	393	249
Intersegment eliminations	(115)	(117)	(101)

Segment operating margin	$3,103	$2,807	$2,421

Realignments – The company, from time to time, will realign contracts, programs or business areas among or within its operating segments that possess similar customers, expertise, and capabilities. These realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. In January 2007, certain programs and business areas were transferred among Information Technology, Mission Systems, Space Technology, and Technical Services. The operating results for all periods presented have been revised to reflect these changes. See a description of the segment business areas and specific realignments located in Part I, Item 1.

NORTHROP GRUMMAN CORPORATION

Subsequent Realignments – In January 2008, the Newport News and Ship Systems sectors were realigned into a single segment called Northrop Grumman Shipbuilding to enable the company to more effectively utilize its shipbuilding assets and deploy its talented shipbuilders, processes, technologies, production facilities and planned capital investment to meet customer needs. This realignment had no impact on the company’s consolidated financial position, results of operations, cash flows, or segment reporting.

Also in January 2008, the company announced the transfer of certain programs and assets from the Mission Systems segment to the Space Technology segment, effective July 1, 2008. This transfer will allow Mission Systems to focus on the rapidly growing command, control, communications, computers, intelligence, surveillance, and reconnaissance business, and the missiles business will be an integrated element of the company’s Aerospace business growth strategy. In addition, certain Electronics businesses were transferred to Mission Systems effective January 2008. The transfer of these businesses is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

These subsequent realignments have not been reflected in any of the accompanying financial information.

KEY SEGMENT FINANCIAL MEASURES

Operating Performance Assessment and Reporting
The company manages and assesses the performance of its businesses based on its performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates and Judgments described on page 29. Based on this approach and the nature of the company’s operations, the discussion of consolidated results of operations generally focuses around the company’s seven reportable segments versus distinguishing between products and services. Product sales are predominantly generated in the Electronics, Integrated Systems, Space Technology and Ships segments, while the majority of the company’s service revenues are generated by the Information Technology, Mission Systems and Technical Services segments.

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

Segment Operating Margin
Segment operating margin reflects the performance of segment contracts. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and other retiree benefits, and other expenses not considered allowable or allocable under applicable CAS regulations and the FAR, and therefore not allocated to the segments. Changes in segment operating margin are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating margin changes are accounted for on a cumulative to date basis at the time an EAC change is recorded.

NORTHROP GRUMMAN CORPORATION

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

Program Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-K are included in the “Glossary of Programs” beginning on page 54.

INFORMATION & SERVICES

Mission Systems
Mission Systems is a leading global system integrator of complex, mission-enabling systems for military, government, and other clients. Products and services are grouped into the following business areas: Command, Control and Communications (C3); Intelligence, Surveillance and Reconnaissance (ISR); and Missile Systems.

	Year Ended December 31
$ in millions	2007	2006	2005
Funded Contract Acquisitions	$6,032	$6,108	$4,877
Sales and Service Revenues	5,931	5,494	5,494
Segment Operating Margin	566	519	424
As a percentage of segment sales	9.5%	9.4%	7.7%

Funded Contract Acquisitions
2007 – Mission Systems funded contract acquisitions decreased $76 million, or 1 percent, in 2007 as compared with 2006, primarily due to $626 million lower funded contract acquisitions in Missile Systems, partially offset by $401 million higher funded contract acquisitions in ISR and $164 million higher funded contract acquisitions in C3. The decrease in Missile Systems is due to timing of funding on the Intercontinental Ballistic Missile (ICBM) and Kinetic Energy Interceptors (KEI) programs and receipt of delayed funding upon approval of the federal defense budget during the first quarter of 2006. The increase in ISR is related to the acquisition of Essex. The increase in C3 is due to higher funding across various programs. Significant funded contract acquisitions in 2007 included $603 million for the ICBM program, $223 million for the Joint National Integration Center Research and Development (JRDC) program, $188 million for the F-22 program, $169 million for the KEI program, $137 million for the Ground-Based Midcourse Fire Control and Communications (GFC/C) program and $118 million for the Force XXI Battle Brigade and Below (FBCB2) Installation Kits (I-Kits) program.

2006 – Mission Systems funded contract acquisitions increased $1.2 billion, or 25 percent, in 2006 as compared with 2005, primarily due to the receipt of delayed funding upon approval of the fiscal year 2006 federal defense budget, the timing of funding received in the KEI program and the timing of a production award in the ICBM program. Significant acquisitions in 2006 included $1 billion for the ICBM program, $348 million for the KEI program, $217 million for the JRDC program, $176 million for the F-22 program, $164 million for the F-35 program, $155 million for the Space Based Space Surveillance (SBSS) program, and $118 million for the Command Post Platform (CPP) program.

Sales and Service Revenues
2007 – Mission Systems revenue increased $437 million, or 8 percent, as compared with 2006. The increase was due to $279 million in higher sales in ISR, $131 million in higher sales in Missile Systems and $52 million in higher sales in C3. The increase in ISR is principally due to the acquisition of Essex. The increase in Missile Systems is primarily due to increased scope and funding levels in the KEI, JRDC, ICBM and National Team Battle Management Command and Control (BMC2) programs. The increase in C3 is due to higher volume in several programs, including the FBCB2 I-Kits program, partially offset by lower volume in the F-35 development

NORTHROP GRUMMAN CORPORATION

program as hardware development in 2006 winds down in 2007 and reduced scope and deliveries accelerated into 2006 in the F-22 program.

2006 – Mission Systems revenue remained unchanged in 2006 when compared with 2005. The higher sales volume across multiple programs including SBSS, CPP, FBCB2 Systems Engineering and Integration (SE&I) and GFC/C were offset by lower sales volume in a restricted program and reduced production volume in the ICBM program.

Segment Operating Margin
2007 – Mission Systems operating margin increased $47 million, or 9 percent, in 2007 as compared with 2006. The increase includes net performance improvements of $22 million driven by cost improvements achieved based on increases in customer order quantities in the FBCB2 I-Kits program, final negotiation of award fee earned on the National Team BMC2 program, lower labor costs and favorable pricing of supplier procured materials in the CPP program and elimination of risk associated with hardware obsolescence in the GFC/C program. Net performance improvements were partially offset by $12 million in higher amortization of purchased intangibles. Volume changes contributed to the 2007 operating margin increase primarily due to the acquisition of Essex.

2006 – Mission Systems operating margin increased $95 million, or 22 percent, in 2006 as compared with 2005. The increase includes net performance improvements across multiple programs including a successful flight test and favorable award fee scores on the GFC/C program, successful cost and risk management in the fixed price development portion of the Global Combat Support System Army/Tactical program, continued success in fielding Communication, Navigation and Identification (CNI) systems in the F-22 production program and a decrease of $26 million in amortization of purchased intangibles. The increase in operating margin as a percentage of segment sales over 2005 is due to the net performance improvements mentioned above.

Information Technology
Information Technology is a premier provider of IT systems engineering and systems integration for the DoD, national intelligence, federal, civilian, state, and local agencies, and commercial customers. Products and services are grouped into the following business areas: Intelligence; Civilian Agencies; Commercial, State & Local (CS&L); and Defense.

	Year Ended December 31
$ in millions	2007	2006	2005
Funded Contract Acquisitions	$4,400	$4,613	$3,700
Sales and Service Revenues	4,486	3,962	3,736
Segment Operating Margin	329	342	322
As a percentage of segment sales	7.3%	8.6%	8.6%

Funded Contract Acquisitions
2007 – Information Technology funded contract acquisitions decreased $213 million, or 5 percent, in 2007 as compared to 2006, primarily reflecting decreases of $203 million in Intelligence and $98 million in CS&L, partially offset by an increase of $109 million in Defense. A significant amount of the Intelligence funded contract acquisitions decrease was related to the early funding of contracts in 2006. Significant non-restricted funded acquisitions in 2007 included $214 million for the Virginia IT outsourcing program, $146 million for the Network Centric Solutions program, $140 million for the Systems and Software Engineering Services program, and $139 million for the National Geospatial-Intelligence Agency Enterprise Engineering program.

2006 – Information Technology funded contract acquisitions increased $913 million, or 25 percent, in 2006 as compared to 2005, primarily reflecting increases of $527 million in Intelligence, $322 million in CS&L, and $226 million in Defense, partially offset by a decrease of $160 million in Civilian Agencies. The increase in Intelligence was primarily related to the early funding of contracts. Significant non-restricted funded contract acquisitions in 2006 included $319 million for the New York City Wireless program, $231 million for the

NORTHROP GRUMMAN CORPORATION

National Geospatial-Intelligence Agency Enterprise Engineering program, $130 million for the Systems and Software Engineering Services program, and $100 million for the Defense Threat Reduction Agency program.

Sales and Service Revenues
2007 – Information Technology revenue increased $524 million, or 13 percent, in 2007 as compared with 2006. The increase was primarily due to $275 million in higher sales volume in CS&L, $222 million in higher sales in Intelligence, and $133 million in higher sales in Defense, partially offset by $73 million in lower sales in Civilian Agencies. The increase in CS&L is associated with the effect of a full year of sales from new programs awarded in 2006, including the New York City Wireless, Virginia IT outsourcing, and San Diego County IT outsourcing programs. The increase in Intelligence is due to new restricted program wins and higher volume on existing programs. The increase in Defense is due to increased volume on various existing programs and new business wins. The decrease in Civilian Agencies is primarily due to customer program budget reductions, and program completions.

2006 – Information Technology revenue increased $226 million, or 6 percent, in 2006 as compared with 2005. The increase was primarily due to $105 million in higher sales volume in Intelligence, $101 million in higher sales volume in Defense, and $57 million in higher sales volume in CS&L, partially offset by $36 million in lower sales in Civilian Agencies. The increase in Intelligence is due to new restricted program wins and higher volume on various existing programs. The increase in Defense is due to increased volume on various existing programs. The increase in CS&L is due to higher volume associated with new programs awarded in 2006, including the Virginia IT outsourcing, San Diego County IT outsourcing, and New York City Wireless programs. The decrease in Civilian Agencies is primarily due to customer program budget reductions and program completions.

Segment Operating Margin
2007 – Information Technology operating margin decreased $13 million, or 4 percent, in 2007 as compared to 2006. The decrease in operating margin was driven by $28 million in increased amortization of deferred and other outsourcing costs on large IT outsourcing programs compared to the prior period, partially offset by margin on new business wins and the effects of increased volume on several Intelligence, CS&L, and Defense programs. The operating margin decrease also reflects $22 million in discretionary spending for internal information systems infrastructure expected to yield future cost improvements. The decrease in operating margin as a percentage of segment sales is primarily due to the timing of service contract costs and amortization of deferred and other outsourcing costs on large IT outsourcing programs.

2006 – Information Technology operating margin increased $20 million, or 6 percent, in 2006 as compared to 2005. The increase was driven by higher sales volume in Intelligence, Defense, and CS&L, primarily on the Virginia IT outsourcing program. The increase also reflects $5 million lower amortization expense for purchased intangibles.

Technical Services
Technical Services is a leading provider of infrastructure, base, range, logistical and sustainment support, and also provides a wide-array of technical services including training and simulation. Services are grouped into the following business areas: Systems Support (SSG); Training and Simulation (TSG); and Life Cycle Optimization and Engineering (LCOE).

	Year Ended December 31
$ in millions	2007	2006	2005
Funded Contract Acquisitions	$2,273	$2,292	$1,714
Sales and Service Revenues	2,177	1,858	1,617
Segment Operating Margin	120	120	100
As a percentage of segment sales	5.5%	6.5%	6.2%

NORTHROP GRUMMAN CORPORATION

Funded Contract Acquisitions
2007 – Technical Services funded contract acquisitions decreased $19 million or 1 percent in 2007 as compared with 2006, primarily reflecting a decrease of $355 million at TSG, partially offset by a $327 million increase at LCOE. The decrease at TSG is primarily due to accelerated funding received in 2006 for the Saudi Arabian National Guard (SANG) program. The increase in the LCOE group is due to additional tasking across various programs, including the Hunter CLS program. Significant funded contract acquisitions in 2007 included $417 million for the Nevada Test Site (NTS) program, $310 million for the Joint Base Operations Support (JBOS) program, $174 million for the Sierra Vista Hunter program, $112 million for the Battle Command Training program, $98 million for the Ft. Irwin program, $75 million for the TSC program and $75 million for F-15 repairs at the Warner Robins Regional Repair Service Center (WRRSC).

2006 – Technical Services funded contract acquisitions increased $578 million, or 34 percent, in 2006 as compared with 2005. Significant funded contract acquisitions in 2006 included $462 million for the Nevada Test Site (NTS) program, $354 million in additional funding in the JBOS program, and $297 million in additional funding in the SANG program.

Sales and Service Revenues
2007 – Technical Services revenue increased $319 million or 17 percent, in 2007 as compared with 2006, primarily due to increases of $248 million and $66 million in SSG and LCOE, respectively. The increase in SSG is primarily driven by $252 million from the effects of a full year of sales for the NTS program in 2007 as compared to six months of revenue in 2006. The increase in LCOE is due to increased demand for F-15 repairs at WRRSC, increased demand on the Sierra Vista Hunter program and increased work on the B2 programs.

2006 – Technical Services revenue increased $241 million, or 15 percent, in 2006 as compared with 2005. The increase was primarily due to higher sales volume for the NTS, Combined Tactical Training Range and Ft. Irwin programs, partially offset by lower volume in the JBOS program.

Segment Operating Margin
2007 – Technical Services operating margin remained unchanged in 2007 when compared with 2006. The volume increases associated with the NTS, F-15 repairs, Sierra Vista Hunter and B2 programs were offset by the effects of performance improvements taken in the prior year and favorable 2006 margin adjustments to reflect risk reduction on contracts for spares production on fixed price contracts. A lower margin mix from the NTS program also contributed to offsetting the volume increase.

2006 – Technical Services operating margin increased $20 million, or 20 percent, in 2006 as compared with 2005. The increase includes net performance improvements from the U.S. Citizenship and Immigration Services, SANG, and APG-66 Japan programs. Volume changes contributed to the 2006 operating margin primarily driven by higher sales volume in the NTS program.

AEROSPACE

Integrated Systems
Integrated Systems is a leader in the design, development, and production of airborne early warning, electronic warfare and surveillance, and battlefield management systems, as well as manned and unmanned tactical and strike systems. Products and services are grouped into the following business areas: Integrated Systems Western Region (ISWR) and Integrated Systems Eastern Region (ISER).

	Year Ended December 31
$ in millions	2007	2006	2005
Funded Contract Acquisitions	$4,986	$6,108	$4,544
Sales and Service Revenues	5,067	5,500	5,489
Segment Operating Margin	591	551	499
As a percentage of segment sales	11.7%	10.0%	9.1%

NORTHROP GRUMMAN CORPORATION

Funded Contract Acquisitions
2007 – Integrated Systems funded contract acquisitions decreased $1.1 billion, or 18 percent, as compared with 2006, resulting from decreases of $641 million and $653 million at ISWR and ISER, respectively, partially offset by an increase of $160 million on International Programs. The decrease is primarily due to higher 2006 funded contract acquisitions as a result of delayed funding upon approval of the fiscal year 2006 defense budget. Significant funded contract acquisitions included $825 million for the F/A-18 program, $816 million for the E-2 program, $579 million for the B-2 program, and $560 million for the High Altitude Long Endurance (HALE) Systems (Global Hawk) program.

2006 – Integrated Systems funded contract acquisitions increased $1.6 billion, or 34 percent, as compared with the same period in 2005, resulting from increases of $757 million and $826 million at ISWR and ISER, respectively. The increase is primarily due to higher 2006 funded contract acquisitions as a result of delayed funding upon approval of the fiscal year 2006 defense budget. Significant funded contract acquisitions included $1.2 billion for the E-2 program, $978 million for the F-35 program, $767 million for the F/A-18 program, and $718 million for the HALE Systems (Global Hawk) program.

Sales and Service Revenues
2007 – Integrated Systems revenue decreased $433 million, or 8 percent, as compared with 2006, resulting from decreases of $105 million and $369 million at ISWR and ISER, respectively. Approximately $325 million of the decrease was a result of the transition of the E-2D Advanced Hawkeye, F-35 and EA-18G development programs to their early production phases. Also contributing to the reduction in revenue was approximately $160 million from the effects of significant customer-directed scope reductions associated with the E-10A platform and related MP-RTIP efforts. These reductions were partially offset by higher volume of $69 million for the F/A-18 Multi-Year Procurement (MYP) and $77 million for the Global Hawk programs.

2006 – Integrated Systems revenue increased $11 million as compared with 2005, resulting from an increase of $239 million in ISWR, partially offset by a decrease of $209 million in ISER. The increase in ISWR is primarily due to higher sales volume for the F-35, F/A-18, and various restricted programs. The decrease in ISER is primarily due to lower volume in the E-2D Advanced Hawkeye, Joint STARS, and EA-6B programs.

Segment Operating Margin
2007 – Integrated Systems operating margin increased $40 million, or 7 percent, as compared with the same period in 2006. The increase in operating margin includes net margin improvements of $86 million primarily due to risk reduction achieved on the Global Hawk and various B-2 programs and favorable settlement of a prior year’s overhead costs, partially offset by the margin effects of lower sales volume described above. The increase in operating margin as a percentage of segment sales is primarily due to risk reduction on the E-2 program, improved performance on B-2 support programs, and the favorable settlement of a prior year’s overhead costs described above.

2006 – Integrated Systems operating margin increased $52 million, or 10 percent, as compared with 2005. The increase in operating margin primarily reflects improvements on the F-35, EA-18G, and F/A-18 programs combined with higher sales volume in the F/A-18 and F-35 programs.

Space Technology
Space Technology develops and integrates a broad range of systems at the leading edge of space, defense, and electronics technology. The segment supplies products primarily to the U.S. Government that are critical to maintaining the nation’s security and leadership in science and technology. Space Technology’s business areas focus on the design, development, manufacture, and integration of spacecraft systems and subsystems, electronic and communications payloads, and high energy laser systems and subsystems. Products and services are grouped into the following business areas: Civil Systems; Military Systems; National Systems; and Technology & Emerging Systems (Technology).

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2007	2006	2005
Funded Contract Acquisitions	$2,770	$3,916	$2,121
Sales and Service Revenues	3,133	2,923	2,866
Segment Operating Margin	261	245	219
As a percentage of segment sales	8.3%	8.4%	7.6%

Funded Contract Acquisitions
2007 – Space Technology funded contract acquisitions decreased $1.1 billion, or 29 percent, in 2007 as compared with 2006, primarily representing a $693 million decrease for Military Systems, a $231 million decrease for National Systems, and a $211 million decrease for Civil Systems. The decrease is primarily due to higher 2006 funded contract acquisitions as a result of delayed funding upon approval of the fiscal year 2006 defense budget. Significant funded contract acquisitions in 2007 included $1.1 billion for restricted programs, $540 million for the NPOESS program, $239 million for the STSS program, and additional funding of $216 million for the JWST program.

2006 – Space Technology funded contract acquisitions increased $1.8 billion, or 85 percent, as compared with 2005, due to increased funding in National Systems, Military Systems, and Civil Systems. The increase is primarily due to higher 2006 funded contract acquisitions as a result of delayed funding upon approval of the fiscal year 2006 defense budget. Significant funded contract acquisitions in 2006 included $1.2 billion for restricted programs, $770 million for the NPOESS program, and $611 million for the AEHF program.

Sales and Service Revenues
2007 – Space Technology revenue increased $210 million, or 7 percent, in 2007 as compared with 2006. The increase was primarily due to $187 million and $49 million in higher sales on restricted contracts in National Systems and Technology & Emerging Systems, respectively.

2006 – Space Technology revenues increased $57 million, or 2 percent, as compared with 2005. The increase was primarily due to higher sales in Military Systems due to higher volume in the AEHF program and higher sales in Technology & Emerging Systems due to the ABL program, partially offset by lower sales in Civil Systems due to lower volume for the NPOESS program.

Segment Operating Margin
2007 – Space Technology operating margin increased $16 million, or 7 percent, in 2007 as compared with 2006. The increase in operating margin was primarily due to increased sales volume in 2007 across many programs.

2006 – Space Technology operating margin increased $26 million, or 12 percent, as compared with 2005. The increase in operating margin and operating margin percentage was primarily due to performance improvements in 2006, primarily from the ABL program.

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

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2007	2006	2005
Funded Contract Acquisitions	$8,776	$7,147	$6,250
Sales and Service Revenues	6,906	6,543	6,513
Segment Operating Margin	813	754	709
As a percentage of segment sales	11.8%	11.5%	10.9%

Funded Contract Acquisitions
2007 – Electronics funded contract acquisitions increased $1.6 billion, or 23 percent, in 2007 as compared with 2006, primarily representing increases of $652 million, $560 million and $288 million for Government Systems, Defensive Systems, and Aerospace Systems, respectively. Significant funded contract acquisitions in 2007 included $875 million for the Flats Sequencing System (FSS) program, $508 million for the Large Aircraft Infrared Countermeasures (LAIRCM) Indefinite Deliver/Indefinite Quantity (IDIQ) program, $252 million for the Vehicular Intercommunications (VIS) program, $242 million for the MESA Korea program, and $76 million for the Ground/Air Task Oriented Radar (G/ATOR) program

2006 – Electronics funded contract acquisitions increased $897 million, or 14 percent, in 2006 as compared with 2005, primarily representing increases of $309 million, $284 million and $180 million at Defensive Systems, Aerospace Systems, and Government Systems, respectively. Significant funded contract acquisitions in 2006 included $270 million for the VIS program, $261 million for the SBIRS program, $160 million for the F-22 program, $153 million for the Lightweight Laser Designator Rangefinder program, $150 million for the Bio-Detection program, $148 million for the Mark VII program, and $125 million for the Automated Flats Sorting Machine program.

Sales and Service Revenues
2007 – Electronics revenue increased $363 million, or 6 percent, in 2007 as compared with 2006, reflecting $178 million higher sales in Defensive Systems, $116 million higher sales in the Government Systems, and $97 million in Naval & Marine Systems (NMS), partially offset by $100 million lower sales in Aerospace Systems. The increase in Defensive Systems is primarily due to higher deliveries on Land Forces and Electro-Optical & Infrared Countermeasures programs. The increase in Government Systems sales is primarily attributable to increases in Communications and ISR programs. The increase in NMS sales is primarily due to higher volume on a restricted program. The lower Aerospace Systems sales are primarily due to the effect of declining volume on fixed price development programs.

2006 – Electronics revenue increased $30 million, or less than 1 percent, in 2006 as compared with 2005. The increase was primarily due to higher sales in automated flat sorting machines to the U.S. Postal Service, vehicle intercommunications systems and infrared countermeasures programs, partially offset by lower sales volume in the F-16 Block 60 and Longbow Missile programs as these programs near completion. Sales for 2006 also included adjustments resulting from charges for the MESA Wedgetail and Peace Eagle fixed-price development airborne surveillance programs.

Segment Operating Margin
2007 – Electronics operating margin increased $59 million, or 8 percent, in 2007 as compared with 2006. The increase in operating margin is largely attributable to higher volume, primarily in Government Systems, Defensive Systems, and Naval & Marine Systems. Operating margin for 2007 included a $27 million pre-tax charge for the F-16 Block 60 fixed-price development combat avionics program. The 2007 charge reflected a higher estimate of software integration costs to complete the Falcon Edge electronic warfare suite as compared to $121 million in pre-tax charges in 2006 for several programs mentioned below. The 2007 operating margin also includes $14 million in consolidation costs related to the closure of several facilities as a result of a continuing focus on effective infrastructure management and $26 million in provisions for settled and outstanding matters.

NORTHROP GRUMMAN CORPORATION

2006 – Electronics operating margin increased $45 million, or 6 percent, in 2006 as compared with 2005. The increase was primarily due to $55 million lower amortization expense and includes net performance improvements on various programs. Operating margin for 2006 included a $51 million pre-tax charge for the Wedgetail contract and a $42 million pre-tax charge for the Peace Eagle contract (both under the MESA program), and a $28 million pre-tax charge for the ASPIS II program. These charges primarily reflect the impact of development, test & evaluation schedule extension, required hardware modifications and related retrofits. Operating margin for 2005 included a $65 million pre-tax charge for the F-16 Block 60 fixed-price development combat avionics program. The charge reflected a higher estimate of costs to complete the Falcon Edge electronic warfare suite, including rework of the mission software.

SHIPS

Ships is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Ships is also one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, international navies, and for commercial vessels. Products and services are grouped into the following business areas: Aircraft Carriers; Expeditionary Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense; Fleet Support; and Services, Commercial & Other.

	Year Ended December 31
$ in millions	2007	2006	2005
Funded Contract Acquisitions	$5,282	$10,045	$2,749
Sales and Service Revenues	5,788	5,321	5,786
Segment Operating Margin	538	393	249
As a percentage of segment sales	9.3%	7.4%	4.3%

Funded Contract Acquisitions
2007 – Ships funded contract acquisitions for the year ended December 31, 2007 decreased $4.8 billion, or 47 percent as compared with 2006, primarily representing decreases of $5.2 billion in Aircraft Carriers and Expeditionary Warfare. The decrease is partially due to higher 2006 funded contract acquisitions as a result of delayed funding approval for the fiscal year 2006 defense budget as well as the funding received on the George H.W. Bush, USS Carl Vinson and Ford Class programs in 2006, originally expected in 2007. Significant funded contract acquisitions during the year include $1.4 billion for the LPD program, $1.1 billion for the LHA program, $510 million for the Virginia-class submarine program, $624 million for the DDG 1000 program, $516 million for the Coast Guard’s NSC program, $171 million from AMSEC reorganization, and an additional funding of $108 million for the DDG program.

2006 – Ships funded contract acquisitions for the year ended December 31, 2006 increased $7.3 billion as compared with the 2005, primarily representing increases of $6.5 billion in Aircraft Carriers and Expeditionary Warfare. Significant acquisitions in 2006 included $3.9 billion for the LPD program, $1.8 billion for the USS Carl Vinson Refueling and Complex Overhaul (RCOH) program, $1.3 billion for the Ford Class program, $814 million for the Virginia Class Block II program, $479 million for the George H. W. Bush program, $261 million for the DDG 1000 program (formerly known as the DD(X) program), $176 million for the WMSL NSC program, $172 million for the Toledo Depot Modernization Period program, $168 million for the LHD program, and $116 million for the LHA program.

Sales and Service Revenues
2007 – Ships revenues for the year ended December 31, 2007 increased $467 million, or 9 percent as compared with 2006. The increase was primarily due to $252 million in higher sales in Expeditionary Warfare, $92 million in higher sales in Fleet Support, $81 million in higher sales in Coast Guard and Coastal Defense, $53 million in higher sales in Submarines, $52 million in higher sales in Aircraft Carriers, partially offset by $33 million in lower sales in Surface Combatants, and $25 million in lower sales in Services, Commercial & Other. The increase in

NORTHROP GRUMMAN CORPORATION

Expeditionary Warfare was primarily due to higher sales volume in the LPD and LHA programs due to production ramp-ups, partially offset by lower sales volume in the LHD program as a result of a labor strike at the Pascagoula, Mississippi shipyard. The increase in Fleet Support was due to the reorganization of AMSEC. The increase in Coast Guard and Coastal Defense was due to higher sales volume in the WMSL program. The decrease in Surface Combatants was due to lower sales in the DDG 1000 program and the impacts of the labor strike.

2006 – Ships revenues for the year ended December 31, 2006 decreased $465 million, or 8 percent as compared with 2005. The decrease was primarily due to lower sales volume in the DDG 1000 program driven by the transition from Phase III to Phase IV and changes in the Navy acquisition strategy regarding major sub-contractors, as well as continued recovery from the impact of Hurricane Katrina in the LPD program. The decrease was partially offset by higher sales in the USS Carl Vinson, DDG 51, NSC, and LHA programs.

Segment Operating Margin
2007 – Ships operating margin for the year ended December 31, 2007 increased $145 million, or 37 percent, as compared with 2006, primarily consisting of $62 million for recovery of lost profits due to having reached an agreement on a portion of the Katrina insurance claim, a $23 million pre-tax gain resulting from the reorganization of AMSEC, and increased volume across multiple programs, offset by $55 million resulting from a contract earnings rate adjustment on LHD 8 primarily due to a schedule extension resulting from manpower constraints in critical crafts (electrical and pipefitting) following the strike at the Pascagoula shipyard in 2007.

2006 – Ships operating margin for the year ended December 31, 2006 increased $144 million, or 58 percent as compared with 2005. The increase was primarily due to a prior year charge of $150 million to account for Hurricane Katrina-related cost growth, as well as a $15 million impact from Hurricane Katrina-related work delays (see Note 17 to the consolidated financial statements in Part II, Item 8). The 2006 operating margin includes a pension benefit resulting from the Pension Protection Act of 2006. These increases were partially offset by lower sales volume in the DDG 1000 program.

BACKLOG

Total backlog at December 31, 2007, was approximately $64 billion. Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Major components in unfunded backlog as of December 31, 2007, included various restricted programs and the KEI program in the Mission Systems segment; the F-35 and F/A-18 programs in the Integrated Systems segment; the NTS program in the Technical Services segment; the NPOESS and restricted programs in the Space Technology segment; Block II of the Virginia class submarines program and the LHA program in the Ships segment.

NORTHROP GRUMMAN CORPORATION

The following table presents funded and unfunded backlog by segment at December 31, 2007 and 2006:

	2007			2006
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Information & Services
Mission Systems	$3,220	$8,985	$12,205	$3,119	$8,488	$11,607
Information Technology	2,581	2,268	4,849	2,667	1,840	4,507
Technical Services	1,471	3,193	4,664	1,375	3,973	5,348
Aerospace
Integrated Systems	4,204	4,525	8,729	4,285	4,934	9,219
Space Technology	1,260	8,266	9,526	1,623	7,138	8,761
Electronics	8,446	2,062	10,508	6,576	1,583	8,159
Ships	10,348	3,230	13,578	10,854	2,566	13,420

Total backlog	$31,530	$32,529	$64,059	$30,499	$30,522	$61,021

Backlog is converted into the following years’ sales as costs are incurred or deliveries are made. Approximately 66 percent of the 2007 year-end funded backlog is expected to be converted into sales in 2008. Total U.S. Government orders, including those made on behalf of foreign governments, comprised 89 percent, 90 percent, and 83 percent of the funded backlog at the end of 2007, 2006, and 2005, respectively. Total foreign customer orders accounted for 6 percent, 5 percent, and 10 percent of the funded backlog at the end of 2007, 2006, and 2005, respectively. Domestic commercial backlog represented 5 percent, 5 percent, and 7 percent of funded backlog at the end of 2007, 2006, and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The company endeavors to ensure the most efficient conversion of operating results into cash for deployment in growing its businesses and maximizing shareholder value. The company actively manages its capital resources through working capital improvements, prudent capital expenditures, strategic business acquisitions, investment in independent research and development, debt repayments, required and voluntary pension contributions, and returning cash to its shareholders through increased dividend payments and repurchases of common stock.

Company management uses various financial measures to assist in capital deployment decision making including net cash provided by operations, free cash flow, net debt-to-equity, and net debt-to-capital. Management believes these measures are useful to investors in assessing the company’s financial performance.

The table below summarizes key components of cash flow provided by operating activities:

	Year Ended December 31
$ in millions	2007	2006	2005
Net income	$1,790	$1,542	$1,400
Non-cash income and expense(1)	1,034	948	948
Retiree benefit funding in excess of expense	(50)	(772)	(22)
Trade working capital reduction	142	144	49
Other	(12)	(28)	216
Cash used in discontinued operations	(14)	(78)	36

Cash provided by operating activities	$2,890	$1,756	$2,627

(1)	Includes depreciation & amortization, stock based compensation expense and deferred taxes.

NORTHROP GRUMMAN CORPORATION

Free Cash Flow
Free cash flow represents cash generated from operations available for discretionary use after operational cash requirements to improve or maintain levels of production have been met. Free cash flow is a useful measure for investors as it affects the ability of the company to grow by funding strategic business acquisitions and return value to shareholders through repurchasing its shares and paying dividends.

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP as indicators of performance.

The table below reconciles cash provided by operations to free cash flow:

	Year Ended December 31
$ in millions	2007	2006	2005
Cash provided by operating activities	$2,890	$1,756	$2,627
Less:
Capital expenditures	(685)	(737)	(823)
Outsourcing contract & related software costs	(137)	(77)

Free cash flow from operations	$2,068	$942	$1,804

Cash Flows
The following is a discussion of the company’s major operating, investing and financing activities for each of the three years in the period ended December 31, 2007, as classified on the consolidated statements of cash flows located in Part II, Item 8.

Operating Activities
2007 – Cash provided by operating activities in 2007 increased $1.1 billion as compared with 2006, and reflects lower pension contributions, higher net income, and continued trade working capital reductions. Pension plan contributions totaled $342 million in 2007, of which $200 million was voluntarily pre-funded compared with contributions of $1.2 billion in 2006, of which $800 million was voluntarily pre-funded.

Cash collected from customers increased by $2 billion, and cash paid to suppliers and employees increased by $635 million in 2007 as compared with 2006. Net cash provided by operating activities for 2007 included the receipt of $125 million of insurance proceeds related to Hurricane Katrina, $52 million of federal and state income tax refunds, and $21 million of interest income.

At December 31, 2007, net working capital (current assets less current liabilities) was $340 million, as compared to a working capital deficit of $28 million in 2006, primarily due to a decrease in current income taxes payable as a result of the adoption in 2007 of FIN 48.

2006 – Cash provided by operating activities was $1.8 billion as compared with $2.6 billion in 2005. The decrease was primarily due to contributions to the company’s pension plans totaling $1.2 billion, of which $800 million was voluntarily pre-funded in the fourth quarter, as compared to contributions of $415 million in 2005, of which $203 million was voluntarily pre-funded in the fourth quarter.

Cash collected from customers decreased by $166 million, and cash paid to suppliers and employees increased by $361 million. Net cash from operating activities for 2006 included the receipt of $100 million of insurance proceeds related to Hurricane Katrina, $60 million of federal and state income tax refunds, and $45 million of interest income.

At December 31, 2006, net working capital deficit (current assets less current liabilities) was $28 million, primarily reflecting a lower cash balance offset by a lower current portion of long-term debt.

NORTHROP GRUMMAN CORPORATION

2005 – Cash provided by operating activities was $2.6 billion. Net cash from operating activities for 2005 included the receipt of $89 million of insurance proceeds related to Hurricane Katrina, $88 million of federal and state income tax refunds, and $78 million of interest, including interest on a state tax refund for research and development credits for the years 1988 through 1990. These cash inflows were partially offset by a payment of $99 million for a litigation settlement.

Employer contributions to the company’s pension plans were $415 million in 2005, including voluntary pre-funding payments of $203 million in 2005.

At December 31, 2005, net working capital deficit (current assets less current liabilities) was $418 million.

Investing Activities
2007 – Cash used in investing activities was $1.4 billion in 2007. During 2007, the company acquired three businesses for $690 million (See Note 4 to the consolidated financial statements in Part II, Item 8), paid $137 million for outsourcing costs related to newly acquired outsourcing services contracts, and released $59 million of restricted cash related to the Gulf Opportunity Zone Industrial Development Revenue Bonds (see discussion in “Financing Activities” below) which was partially offset by restrictions related to the Xinetics purchase (see Note 4 to the consolidated financial statements in Part II, Item 8).

Capital expenditures in 2007 were $685 million, including $118 million to replace property damaged by Hurricane Katrina and $47 million of capitalized software costs. Capital expenditure commitments at December 31, 2007 were approximately $668 million, which are expected to be paid with cash on hand and restricted cash.

2006 – Cash used in investing activities was $601 million in 2006. During 2006, the company received $209 million from the sale of the remaining 9.7 million of its TRW Auto common shares. Also during 2006, Ships received access to $200 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (see discussion in Financing Activities below) of which $127 million remained restricted as of December 31, 2006. In addition, the company received $117 million of insurance proceeds related to Hurricane Katrina, paid $77 million for outsourcing costs related to newly acquired outsourcing services contracts, and paid $35 million for the purchase of an investment.

During 2006, the company also received $43 million from the sales of the Interconnect Technologies assembly business unit and Winchester.

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

Capital expenditures in 2005 were $823 million, including $80 million to replace property damaged by Hurricane Katrina and $41 million of capitalized software costs.

Financing Activities
2007 – Cash used in financing activities was $1.5 billion comprised primarily of $1.2 billion in share repurchases, $504 million of dividends paid to shareholders, and $384 million in repayment of borrowings under lines of credit (See Note 13 to the consolidated financial statements in Part II, Item 8), partially offset by $315 million in borrowings under lines of credit, and $274 million in proceeds from exercises of stock options.

NORTHROP GRUMMAN CORPORATION

2006 – Cash used in financing activities was $1.7 billion comprised of $1.2 billion in repayments of long-term debt, $825 million in share repurchases, and $402 million of dividends paid to shareholders, partially offset by $393 million in proceeds from exercises of stock options and $200 million of debt incurred in relation to the Gulf Opportunity Zone Industrial Development Revenue Bonds.

2005 – Cash used in financing activities was $1.4 billion comprised primarily of $1.2 billion in share repurchases and $359 million in dividends paid to shareholders, partially offset by $163 million in proceeds from exercises of stock options.

Gulf Opportunity Zone Industrial Development Revenue Bonds – In December 2006, Ships entered into a loan agreement with the Mississippi Business Finance Corporation (MBFC) under which Ships received access to $200 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds by the MBFC. The loan accrues interest payable semi-annually at a fixed rate of 4.55 percent per annum. The company’s obligation related to these bonds is recorded in long-term debt in the consolidated statements of financial position in Part II, Item 8. The bonds are subject to redemption at the company’s discretion on or after December 1, 2016, and will mature on December 1, 2028. The bond issuance proceeds must be used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi. As of December 31, 2007 and 2006, approximately $140 million and $73 million, respectively, was used by Ships and the remaining $60 million and $127 million, respectively, was recorded in miscellaneous other assets as restricted cash in the consolidated statements of financial position in Part II, Item 8. Repayment of the bonds is guaranteed by the company.

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2005:

					Shares Repurchased
	Amount		Total Shares		(in millions)
	Authorized	Average Price	Retired
Authorization Date	(in billions)	Per Share	(in millions)	Date Completed	2007	2006	2005
October 26, 2004	$1.0	$54.83	18.2	September 2005			12.7
October 24, 2005	1.5	65.08	23.0	February 2007	2.3	11.6	9.1
December 14, 2006	1.0	75.96	13.1	November 2007	13.1
December 20, 2007	2.5

					15.4	11.6	21.8

As part of the share repurchase programs the company has entered into four separate accelerated share repurchase agreements since November 2005, with two different banks (the Banks) to repurchase shares of common stock. In each case, shares were immediately borrowed by the Banks that were then sold to and canceled by the company. Subsequently, shares were purchased in the open market by the Banks to settle their share borrowings. The cost of the company’s share repurchases was subject to adjustment based on the actual cost of the shares subsequently purchased by the Banks. If an additional amount is owed by the company upon settlement, the price adjustment could have been settled, at the company’s option, in cash or in shares of common stock.

The table below summarizes the accelerated share repurchase transactions:

				Dollar Amount
	Shares		Final Average	of Shares
	Repurchased		Purchase	Repurchased
Agreement Date	(in millions)	Completion Date	Price Per Share	(in millions)
November 4, 2005	9.1	March 1, 2006	$59.05	$537
March 6, 2006	11.6	May 26, 2006	68.01	788
February 21, 2007	8.0	June 7, 2007	73.86	592
July 30, 2007	6.5	September 17, 2007	77.27	502

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions.

NORTHROP GRUMMAN CORPORATION

The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

As of December 31, 2007, the company has authorized $2.5 billion for share repurchases.

Credit Ratings
The company’s credit ratings at December 31, 2007, are summarized below:

Standard &
	Fitch	Moody’s	Poors
Long-term: Northrop Grumman	BBB+	Baa1	BBB+

In June 2007, Moody’s Investors Service upgraded its ratings on debt securities issued by the company. The long term rating was changed to Baa1 from Baa2. In December 2007, Fitch revised its outlook on the company to stable from positive.

Credit Facility
In August of 2005, the company entered into a credit agreement which provides for a five-year revolving credit facility in an aggregate principal amount of $2 billion. The credit facility permits the company to request additional lending commitments from the lenders under the agreement or other eligible lenders under certain circumstances, and thereby increase the aggregate principal amount of the lending commitments under the agreement by up to an additional $500 million. The agreement provides for swingline loans and letters of credit as sub-facilities for the credit facilities provided for in the agreement. Borrowings under the credit facility bear interest at various rates, including the London Interbank Offered Rate (LIBOR), adjusted based on the company’s credit rating, or an alternate base rate plus an incremental margin. The credit facility also requires a facility fee based on the daily aggregate amount of commitments (whether or not utilized) and the company’s credit rating level. The company’s credit agreement contains certain financial covenants relating to a maximum debt to capitalization ratio, and certain restrictions on additional asset liens, unless permitted by the agreement. As of December 31, 2007, the company was in compliance with all covenants. In August of 2007, the company entered into an amended and restated credit agreement amending the company’s 2005 credit agreement.

Concurrent with the effectiveness of the 2005 credit agreement, the prior revolving credit agreement, for $2.5 billion, was terminated. No principal or interest was outstanding or accrued and unpaid under the prior agreement on its termination date.

In August of 2007, the company entered into an amended and restated credit agreement amending the company’s 2005 credit agreement. The agreement extends the maturity date of the credit facility from August 5, 2010 to August 10, 2012 and provides improved pricing terms, reduced facility fees, and full availability of the facility for letters of credit. At December 31, 2007, and 2006, there was no balance outstanding under this facility. There was a maximum of $350 million borrowed under this facility during 2007 and no borrowings during 2006.

Mandatorily Redeemable Series B Convertible Preferred Stock
The company issued 3.5 million shares of mandatorily redeemable Series B convertible preferred stock in April 2001. Each share of Series B preferred stock has a liquidation value of $100 per share. The liquidation value, plus accrued but unpaid dividends, is payable on April 4, 2021, the mandatory redemption date. The company has the option to redeem all, but not less than all, of the shares of Series B preferred stock at any time after seven years from the date of issuance for a number of shares of the company’s common stock equal to the liquidation value plus accrued and unpaid dividends divided by the current market price of common stock determined in relation to the date of redemption. Under this option, had the redemption taken place at December 31, 2007, each share would have been converted into 1.261 shares of common stock. Each share of preferred stock is convertible, at any time, at the option of the holder into the right to receive shares of the company’s common stock. Initially, each share was convertible into .911 shares of common stock, subject to adjustment in the event of certain dividends and distributions, a stock split, a merger, consolidation or sale of substantially all of the

NORTHROP GRUMMAN CORPORATION

company’s assets, a liquidation or distribution, and certain other events. Had the conversion taken place at December 31, 2007, each share would have been converted into 1.822 shares of common stock. Holders of preferred stock are entitled to cumulative annual cash dividends of $7 per share, payable quarterly. Upon liquidation of the company, each share of preferred stock is entitled to a liquidation preference before any distribution may be made on the company’s common stock or any series of capital stock that is junior to the Series B preferred stock. In the event of a change in control of the company, holders of Series B preferred stock also have specified exchange rights into common stock of the company or into specified securities or property of another entity participating in the change in control transaction. As of December 31, 2007, 10 million shares of preferred stock are authorized, of which 3.5 million shares designated as Series B preferred are issued and outstanding. No other shares of preferred stock are issued and outstanding.

Subsequent Event – On February 20, 2008, the company’s Board of Directors approved the redemption of the Series B convertible preferred stock on April 4, 2008.

Other Sources and Uses of Capital
Additional Capital – To provide for long-term liquidity, the company believes it can obtain additional capital, if necessary, from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. The company has an effective shelf registration on file with the Securities and Exchange Commission to provide for the issuance of up to $2 billion in debt and equity securities.

Cash on hand at the beginning of the year plus cash generated from operations and cash available under credit lines are expected to be sufficient in 2008 to service debt, finance capital expansion projects, pay federal, foreign, and state income taxes, and continue paying dividends to shareholders. The company will continue to provide the productive capacity to perform its existing contracts, prepare for future contracts, and conduct research and development in the pursuit of developing opportunities. While these expenditures tend to limit short-term liquidity, they are made with the intention of improving the long-term growth and profitability of the company.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At December 31, 2007, there were $439 million of unused stand-by letters of credit, $148 million of bank guarantees, and $538 million of surety bonds outstanding.

In December 2006, the company guaranteed a $200 million loan made to Ships in connection with the Gulf Opportunity Zone Industrial Revenue Bonds. Under the loan agreement the company guaranteed repayment by Ships of the principal and interest to the Trustee. The company also guaranteed payment of the principal and interest by the Trustee to the underlying bondholders.

Co-Operative Agreements – In 2003, Ships executed agreements with the states of Mississippi and Louisiana whereby Ships leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ships to these states. As of December 31, 2007, Ships has fully met its obligations under the Mississippi agreement and has met all but one requirement under the Louisiana agreement. Failure by Ships to meet the remaining Louisiana commitment would result in reimbursement by Ships to Louisiana in accordance with the agreement. As of December 31, 2007, Ships expects that the remaining commitment under the Louisiana agreement will be met based on its most recent business plan.

NORTHROP GRUMMAN CORPORATION

Contractual Obligations
The following table presents the company’s contractual obligations as of December 31, 2007, and the estimated timing of future cash payments:

			2009 -	2011 -	2013 and
$ in millions	Total	2008	2010	2012	beyond
Long-term debt	$3,989	$111	$564	$776	$2,538
Interest payments on long-term debt	3,793	290	530	406	2,567
Mandatorily redeemable convertible preferred stock	675	24	49	49	553
Operating leases	2,065	445	661	394	565
Purchase obligations(1)	6,405	4,274	1,649	423	59
Other long-term liabilities(2)	1,171	180	389	148	454

Total contractual obligations	$18,098	$5,324	$3,842	$2,196	$6,736

(1)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.

(2)	Other long-term liabilities primarily consist of accrued workers’ compensation, deferred compensation, and other miscellaneous liabilities, but excludes obligations for uncertain tax positions of $477 million and long-term deferred tax liabilities of $330 million, as the timing of the payments cannot be reasonably estimated.

The table above also excludes estimated minimum funding requirements for retiree benefit plans as set forth by ERISA in relation to the $3.4 billion pension and postretirement benefit liability, totaling approximately $2.3 billion over the next five years: $322 million in 2008, $304 million in 2009, $307 million in 2010, $499 million in 2011, and $844 million in 2012. The company also has payments due under plans that are not required to be funded in advance, but are funded on a pay-as-you-go basis. See Note 18 to the consolidated financial statements in Part II, Item 8.

Further details regarding long-term debt and operating leases can be found in Notes 13 and 16, respectively, to the consolidated financial statements in Part II, Item 8.

OTHER MATTERS

New Accounting Pronouncements
New accounting pronouncements have been issued by the FASB which are not effective until after December 31, 2007. For further discussion of new accounting standards, see Note 2 to the consolidated financial statements in Part II, Item 8.

Off-Balance Sheet Arrangements
As of December 31, 2007, the company had no significant off-balance sheet arrangements other than operating leases. For a description of the company’s operating leases, see Note 16 to the consolidated financial statements in Part II, Item 8.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-K.

Program Name	Program Description
Airborne Laser (ABL)	Design and develop the system’s Chemical Oxygen Iodine Laser (COIL) and the Beacon Illuminator Laser (BILL) for Missile Defense Agency’s Airborne Laser, providing a capability to destroy boost-phase missiles at very long range.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

Automated Flats Sorting Machine (AFSM) – automated induction (ai) Follow-On	Automated induction hardware deliveries to the U.S. Postal Service. Ai allows for the automated prep of flat mail into automation compatible trays and conveyed to the AFSM-100 in-feed line for sorting.

APG-66	Provide engineering services, technical support, spares and repairs for the AN/APG-66 fire control radar that is utilized for the F-16 and other military aircraft.

Advanced Self Protection Integrated Suite (ASPIS) II	Subcontract to Raytheon to design, develop, fabricate, test, qualify, deliver and support the AN/ALR-93(V) Radar Warning Receiver/Electronic Warfare Suite Controller (RWR/EWSC) Systems.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war- fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Battle Command Training	Operates the computer-based simulations, models and automated tools used for the collection and analysis of information used by U.S. Army Battle Command Training Program.

Biohazard Detection System (BDS )	BDS flat mail screening to rapidly analyze and detect potential biological threats at postal service mail-sorting facilities.

National Team Battle Management Command and Control (BMC2)	Provide technical talent and corporate reach back to the industry team tasked to develop, field, and sustain a global C2BM system for ballistic missile defense.

U.S. Citizenship and Immigration Services	Operate and maintain the Application Support Center facilities for the U.S. Citizenship and Immigration Services, including biometric capture, background check, application scheduling, and facility leasing and maintenance.

Coast Guard’s Deepwater Program	Design, develop, construct and deploy surface assets to recapitalize the Coast Guard.

Command Post Platform (CPP)	Provide a family of vehicles that host multiple battle command and support software suites as well as communications equipment that interface with digitized vehicles.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

DDG 1000 Zumwalt-class Destroyer	Design the first in a class of the U.S. Navy’s multi-mission surface combatants tailored for land attack and littoral dominance.

E-2D Advanced Hawkeye	The E-2D builds upon the Hawkeye 2000 configuration with significant radar improvement performance. The E-2D provides over the horizon

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

airborne early warning (AEW), surveillance, tracking, and command and control capability to the U.S. Naval Battle Groups and Joint Forces.

E-10A	Mission Execution Program (MEP) to continue to mature the technologies of the E-10A Battle Management/Command and Control capabilities.

E/A-18G	Provide the Airborne Electronic Attack suite to Boeing which includes the ALQ-218 (V2) receiving system, the ALQ-227 communications countermeasures system and the Electronic Attack Unit that interfaces with the legacy F/A-18 air vehicle.

Electro Optical & Infrared Countermeasures	Provides protection against the ground launched man portable (MANPAD) infrared missile threat by automatically detecting missile launch and jamming the missile’s guidance system with a laser beam, causing a miss. The AAQ-24 is a stand-alone electronic warfare system installed on over 380 USAF and international transport aircraft and helicopters, is fully operational with the USAF and Royal Air Force (RAF), and is the only laser DIRCM system available in the world.

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

F-15 Repairs at Warner Robins	Avionics component repair, modifications, build to print, DMS resolution, ATE builds, engineering services, and personnel augmentation for the F-15.

F-16 Block 60	Direct commercial firm fixed-price program with Lockheed Martin Aeronautics Company to develop and produce 80 Lot systems for aircraft delivery to the United Arab Emirates Air Force as well as test equipment and spares to be used to support in- country repairs of sensors.

F-35 Development (Joint Strike Fighter)	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities. In addition, Northrop Grumman is responsible for overall design and integration of the F- 22 Communication, Navigation, and Identification (CNI) system.

Falcon Edge	Provide an integrated Electronic Warfare suite that leverages the latest radio frequency (RF) and digital technologies for air warfare.

Force XXI Battle Brigade and Below (FBCB2)	Install in Army vehicles a system of computer hardware and software that forms a wireless, tactical Internet for near-real- time situational awareness and command and control on the battlefield.

Ford Class	Design and construction for the new class of Aircraft Carriers.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Flats Sequencing System/Postal Automation	Build systems for the U.S. Postal Service designed to further automate the flats mail stream, which includes large envelopes, catalogs and magazines.

Ft. Irwin Logistics Support Services (LSS)	Operate and manage a large-scale maintenance and repair program involving tracked and wheeled vehicles, basic issue items, communications equipment, and weapons needed for desert training.

Ground/Air Task Oriented Radar (G/ATOR)	A development program to provide the next generation ground based multi-mission radar for the USMC. Provides Short Range Air Defense, Air Defense Surveillance, Ground Weapon Location and Air Traffic Control. Replaces five existing USMC single-mission radars.

George H. W. Bush (CVN 77)	The 10th and final Nimitz-class aircraft carrier that will incorporate many new design features, with expected delivery to the Navy in late 2008.

Ground-Based Midcourse Defense Fire Control and Communications (GFC/C)	Develop software to coordinate sensor and interceptor operations during missile flight.

Hunter CLS	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

Global Hawk High-Altitude, Long-Endurance Systems (HALE)	Provide the Global Hawk HALE unmanned aerial system for use in the global war on terror and has a central role in Intelligence, Reconnaissance, and Surveillance supporting operations in Afghanistan and Iraq.

Intercontinental Ballistic Missile (ICBM)	ICBM weapon systems by ensuring the system’s total performance.

Joint National Integration Center Research & Development (JRDC)	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

Joint Base Operations Support	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

Joint Surveillance Target Attack Radar System (Joint STARS)	Joint STARS detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and Army command posts.

James Webb Space Telescope (JWST)	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Kinetic Energy Interceptor	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight.

Large Aircraft Infrared Counter-measures Indefinite Delivery and Indefinite Quantity (LAIRCM IDIQ)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

LHA	Detail design and construct amphibious assault ships for use as an integral part of joint, interagency, and multinational maritime forces.

LHD	Build multipurpose amphibious assault ships.

Lightweight Laser Designator Rangefinder (LLDR)	Provide LLDRs to the U.S. Army for use in targeting enemy positions in day/night/obscurant conditions which, in turn, provides information to other members on the battlefield.

Longbow Missile	All-weather fire and forget precision strike weapon that uses a millimeter-wave radar. The Longbow Missile is launched from the Apache AH-64 helicopter. To date over 13,000 missiles have been built for the U.S. Army and several international customers.

LPD	Build amphibious transport dock ships.

Mark VIIE	The next generation electro-optical day/night hand held target location system used by Ground Forces.

MESA Korea	Consists of a 4 lot Multirole Electronically Scanned Array (MESA) radar/Identification Friend or Foe subsystem delivery with limited non-recurring engineering. The program also includes associated spares, support equipment and installation & check out activities, with direct and indirect offset projects. Northrop Grumman’s customer is the Boeing Company, with ultimate product delivery to the Republic of Korea Air Force.

Multi-Platform Radar Technology Insertion Program (MP-RTIP)	Design, develop, fabricate and test modular, scalable 2-dimensional active electronically scanned array (2D- AESA) radars for integration on the E-10A and Global Hawk Airborne platforms. Also provides enhanced Wide Area Surveillance system capabilities.

New York City Wireless	Provide New York City’s broadband public- safety wireless network.

Navy Unmanned Combat Air System Operational Assessment (N-UCAS)	Navy development/demonstration contract that will design, build and test two demonstration vehicles that will conduct a carrier demonstration.

National Geospatial- Intelligence Agency Enterprise Engineering (NGA EE)	Deliver engineering services necessary to direct the planning, development and implementation of all NGA’s activities and systems comprising the National System for Geospatial Intelligence.

Network Centric Solution	Provide Network-Centric Information Technology, Networking, Telephony and Security, Voice, Video and Data Communications Commercial-off-the-Shelf products, system solutions, hardware and software.

National Polar-orbiting Operational Environmental Satellite System (NPOESS)	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

National Security Cutter (NSC)	Detail design and construct the U.S. Coast Guard’s National Security Cutters equipped to carry out the core missions of maritime security, maritime safety, protection of natural resources, maritime mobility, and national defense.

Nevada Test Site (NTS)	Manage and operate the Nevada Test Site facility and provide infrastructure support, including management of the nuclear explosives safety team, support of hazardous chemical spill testing, emergency response training and conventional weapons testing.

Peace Eagle	Joint program with Boeing to supply MESA radar antenna for Turkey’s Peace Eagle 737 airborne early warning and control aircraft.

San Diego County IT Outsourcing	Provide high-level IT consulting and services to San Diego County including data center, help desk, desktop, network, applications and cross-functional services.

Saudi Arabian National Guard (SANG)	Provides military training, logistics and support services to modernize the Saudi Arabian National Guard’s capabilities to unilaterally execute and sustain military operations.

Space Based Infrared System (SBIRS)	Space-based surveillance systems for missile warning, missile defense, battlespace characterization and technical intelligence. SBIRS will meet United Stated infrared space surveillance needs through the next 2-3 decades.

Space Based Space Surveillance (SBSS)	Develop initial capability for space-based surveillance of resident space objects for missions such as deep space and near earth object detection and tracking, deep space search, space object identification, and monitoring of satellites.

Space Tracking and Surveillance System (STSS)	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard infrared sensors to detect, track and discriminate ballistic missiles. The program includes two flight demonstration satellites with subsequent development and production blocks of satellites.

Treasury Communication System (TCS)	Provide telecommunications infrastructure for collaboration, communication and computing as required by the U.S. Department of Treasury.

USS Carl Vinson	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Carl Vinson (CVN 70).

USS Toledo	Depot Modernization Period (DMP) being performed at Newport News for this 688-class submarine. A DMP is a midlife availability for extensive modernization to improve war fighting capabilities and maintenance to ensure the ship remains certified for unrestricted operations to design test depth.

UK AWACS	Provide aircraft-maintenance and design-engineering support services.

Virginia IT outsourcing	Provide high-level IT consulting and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Vehicular Intercommunications Systems (VIS)	Provide clear and noise-free communications between crew members inside combat vehicles and externally over as many as six combat net radios for the U.S. Army. The active noise- reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Virginia-class Submarines	Construct the newest attack submarine in conjunction with Electric Boat.

Warner Robins Fleet Sustainment Engineering	Sustains legacy weapons systems through the application of engineering capabilities, including systems engineering, hardware design, software development and maintenance, logistics, electronic warfare, automated test equipment, and avionics engineering.

Wedgetail	Joint program with Boeing to supply MESA radar antenna for AEW&C aircraft.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term borrowings under the credit agreement, short-term investments, and long-term notes receivable. At December 31, 2007, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. The company has a modest exposure to interest rate risk resulting from two interest rate swap agreements described in Note 1 to the consolidated financial statements in Part II, Item 8. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2 billion credit agreement, which had no balance outstanding at December 31, 2007 or 2006, and the aforementioned interest rate swap agreements. See Note 13 to the consolidated financial statements in Part II, Item 8.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At December 31, 2007, and 2006, two interest rate swap agreements were in effect. See Note 1 to the consolidated financial statements in Part II, Item 8.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At December 31, 2007, and 2006, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material to the consolidated financial statements. See Note 1 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted, effective January 1, 2007, a new accounting standard for income taxes. As discussed in Note 18 to the consolidated financial statements, the Company adopted, effective December 31, 2006, a new accounting standard for retirement benefits.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/	Deloitte & Touche LLP
Los Angeles, California
February 20, 2008

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
$ in millions, except per share	2007	2006	2005
Sales and Service Revenues
Product sales	$18,730	$18,394	$19,471
Service revenues	13,288	11,719	10,507

Total sales and service revenues	32,018	30,113	29,978

Cost of Sales and Service Revenues
Cost of product sales	14,474	14,380	15,543
Cost of service revenues	11,330	10,242	9,355
General and administrative expenses	3,208	3,027	2,880

Operating margin	3,006	2,464	2,200
Other Income (Expense)
Interest income	28	44	54
Interest expense	(336)	(347)	(388)
Other, net	(12)	125	199

Income from continuing operations before income taxes	2,686	2,286	2,065
Federal and foreign income taxes	883	713	669

Income from continuing operations	1,803	1,573	1,396
(Loss) gain from discontinued operations, net of tax	(13)	(31)	4

Net income	$1,790	$1,542	$1,400

Basic Earnings (Loss) Per Share
Continuing operations	$5.28	$4.55	$3.92
Discontinued operations	(.04)	(.09)	.01

Basic earnings per share	$5.24	$4.46	$3.93

Weighted-average common shares outstanding, in millions	341.7	345.7	356.5

Diluted Earnings (Loss) Per Share
Continuing operations	$5.16	$4.46	$3.84
Discontinued operations	(.04)	(.09)	.01

Diluted earnings per share	$5.12	$4.37	$3.85

Weighted-average diluted shares outstanding, in millions	354.3	358.6	363.2

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
$ in millions	2007	2006
Assets:
Current Assets
Cash and cash equivalents	$963	$1,015
Accounts receivable, net	3,813	3,562
Inventoried costs, net	1,045	1,176
Deferred income taxes	542	706
Prepaid expenses and other current assets	409	266

Total current assets	6,772	6,725

Property, Plant, and Equipment
Land and land improvements	605	588
Buildings	2,249	2,079
Machinery and other equipment	4,775	4,415
Leasehold improvements	526	447

	8,155	7,529
Accumulated depreciation	(3,440)	(3,004)

Property, plant, and equipment, net	4,715	4,525

Other Assets
Goodwill	17,672	17,219
Other purchased intangibles, net of accumulated amortization of $1,687 in 2007 and $1,555 in 2006	1,074	1,139
Pension and postretirement benefits asset	2,080	1,349
Miscellaneous other assets	1,060	1,052

Total other assets	21,886	20,759

Total assets	$33,373	$32,009

NORTHROP GRUMMAN CORPORATION

	December 31,	December 31,
$ in millions	2007	2006
Liabilities and Shareholders’ Equity:
Current Liabilities
Notes payable to banks	$26	$95
Current portion of long-term debt	111	75
Trade accounts payable	1,901	1,682
Accrued employees’ compensation	1,180	1,176
Advance payments and billings in excess of costs incurred	1,563	1,571
Income tax payable		535
Other current liabilities	1,651	1,619

Total current liabilities	6,432	6,753

Long-term debt, net of current portion	3,918	3,992
Mandatorily redeemable preferred stock	350	350
Pension and postretirement benefits liability	3,008	3,302
Other long-term liabilities	1,978	997

Total liabilities	15,686	15,394

Commitments and Contingencies (Note 16)
Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2007—337,834,561; 2006—345,921,809	338	346
Paid-in capital	10,661	11,346
Retained earnings	7,387	6,183
Accumulated other comprehensive loss	(699)	(1,260)

Total shareholders’ equity	17,687	16,615

Total liabilities and shareholders’ equity	$33,373	$32,009

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
$ in millions	2007	2006	2005
Net income	$1,790	$1,542	$1,400

Other Comprehensive Income (Loss)
Change in cumulative translation adjustment	12	22	(14)
Change in unrealized gain (loss) on marketable securities, net of tax (expense) benefit of ($1) in 2007 and $2 in 2006	1	(5)	(1)
Reclassification adjustment on write-down of marketable securities, net of tax of ($5)		10
Reclassification adjustment on sale of marketable securities, net of tax of $19			(29)
Additional minimum pension liability adjustment, net of tax of ($32)		40
Change in unamortized benefit plan costs, net of tax of ($384)	594

Other comprehensive income (loss), net of tax	607	67	(44)

Comprehensive income	$2,397	$1,609	$1,356

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
$ in millions	2007	2006	2005
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$7,490	$6,797	$6,644
Other collections	24,570	23,303	23,622
Insurance proceeds received	125	100	89
Income tax refunds received	52	60	88
Interest received	21	45	78
Other cash receipts	34	42	51

Total sources of cash—continuing operations	32,292	30,347	30,572

Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	(28,024)	(27,389)	(27,028)
Interest paid	(355)	(366)	(404)
Income taxes paid	(905)	(678)	(419)
Excess tax benefits from stock-based compensation	(52)	(57)
Payments for litigation settlements	(33)	(11)	(99)
Other cash payments	(19)	(12)	(31)

Total uses of cash—continuing operations	(29,388)	(28,513)	(27,981)

Cash provided by continuing operations	2,904	1,834	2,591
Cash (used in) provided by discontinued operations	(14)	(78)	36

Net cash provided by operating activities	2,890	1,756	2,627

Investing Activities
Proceeds from sale of businesses, net of cash divested		43	57
Payments for businesses purchased, net of cash acquired	(690)		(361)
Proceeds from sale of property, plant, and equipment	22	21	11
Additions to property, plant, and equipment	(685)	(737)	(823)
Proceeds from insurance carrier	4	117	38
Proceeds from sale of investments		209	238
Payment for purchase of investment		(35)
Restriction of cash, net of restrictions released	59	(127)
Payments for outsourcing contract costs	(137)	(77)
Other investing activities, net	(3)	(15)	(15)

Net cash used in investing activities	(1,430)	(601)	(855)

Financing Activities
Borrowings under lines of credit	315	47	62
Repayment of borrowings under lines of credit	(384)	(3)	(21)
Proceeds from issuance of long-term debt		200
Principal payments of long-term debt	(90)	(1,212)	(32)
Proceeds from exercises of stock options and issuances of common stock	274	393	163
Dividends paid	(504)	(402)	(359)
Excess tax benefits from stock-based compensation	52	57
Common stock repurchases	(1,175)	(825)	(1,210)

Net cash used in financing activities	(1,512)	(1,745)	(1,397)

(Decrease) increase in cash and cash equivalents	(52)	(590)	375
Cash and cash equivalents, beginning of year	1,015	1,605	1,230

Cash and cash equivalents, end of year	$963	$1,015	$1,605

NORTHROP GRUMMAN CORPORATION

	Year ended December 31
$ in millions	2007	2006	2005
Reconciliation of Net Income to Net Cash Provided by Operating Activities
Net Income	$1,790	$1,542	$1,400
Adjustments to reconcile to net cash provided by operating activities
Depreciation	578	569	556
Amortization of assets	152	136	216
Stock-based compensation	196	184	172
Excess tax benefits from stock-based compensation	(52)	(57)
Loss on disposals of property, plant, and equipment	19	6	21
Impairment of property, plant, and equipment damaged by Hurricane Katrina		37	61
Amortization of long-term debt premium	(11)	(14)	(18)
Net gain on investments	(23)	(96)	(165)
Decrease (increase) in
Accounts receivable	(6,487)	(2,222)	(5,314)
Inventoried costs	8	(76)	(234)
Prepaid expenses and other current assets	9	(10)	(85)
Increase (decrease) in
Progress payments	6,513	2,261	5,249
Accounts payable and accruals	108	181	348
Deferred income taxes	175	183	105
Income taxes payable	(59)	(68)	295
Retiree benefits	(50)	(772)	(22)
Other non-cash transactions, net	38	50	6

Cash provided by continuing operations	2,904	1,834	2,591
Cash (used in) provided by discontinued operations	(14)	(78)	36

Net cash provided by operating activities	$2,890	$1,756	$2,627

Non-Cash Investing and Financing Activities
Investment in unconsolidated affiliate	$30
Sales of businesses
Liabilities assumed by purchaser			$41

Purchase of businesses
Fair value of assets acquired, including goodwill	$879		$399
Cash paid for businesses purchased	(690)		(361)
Non-cash consideration given for businesses purchased	(53)

Liabilities assumed	$136		$38

Capital leases	$35		$9

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended December 31
$ in millions, except per share	2007	2006	2005
Common Stock
At beginning of year	$346	$347	$364
Common stock repurchased	(15)	(12)	(22)
Employee stock awards and options	7	11	5

At end of year	338	346	347

Paid-in Capital
At beginning of year	11,346	11,571	12,426
Common stock repurchased	(1,160)	(813)	(1,165)
Employee stock awards and options	475	588	310

At end of year	10,661	11,346	11,571

Retained Earnings
At beginning of year	6,183	5,055	4,014
Net income	1,790	1,542	1,400
Adjustment to initially apply FIN 48	(66)
Dividends	(520)	(414)	(359)

At end of year	7,387	6,183	5,055

Accumulated Other Comprehensive Loss
At beginning of year	(1,260)	(145)	(101)
Other comprehensive income (loss), net of tax	607	67	(44)
Adjustment to initially apply SFAS No. 158, net of tax of $838		(1,182)
Adjustment to deferred tax benefit recorded on adoption of SFAS No. 158	(46)

At end of year	(699)	(1,260)	(145)

Total shareholders’ equity	$17,687	$16,615	$16,828

Cash dividends declared per share	$1.48	$1.16	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Northrop Grumman Corporation and its subsidiaries (Northrop Grumman or the company) provide technologically advanced, innovative products, services, and solutions in information and services, aerospace, electronics, and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and non-defense technology programs in the U.S. and abroad. Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense (DoD). The company is therefore affected by, among other things, the federal budget process. The company also conducts business with local, state, and foreign governments and makes domestic and international commercial sales.

Principles of Consolidation – The consolidated financial statements include the accounts of Northrop Grumman and its subsidiaries. All intercompany accounts, transactions, and profits among Northrop Grumman and its subsidiaries are eliminated in consolidation.

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

Revenue Recognition – As a defense contractor engaging in long-term contracts, the majority of the company’s business is derived from long-term contracts for the construction of facilities, production of goods, and services provided to the federal government. In accounting for these contracts, the company extensively utilizes the cost-to-cost and the units-of-delivery measures of the percentage-of-completion method of accounting. Sales under cost-reimbursement contracts and construction-type contracts that provide for delivery at a low volume per year or a small number of units after a lengthy period of time over which a significant amount of costs have been incurred are accounted for using the cost-to-cost measure of the percentage-of-completion method of accounting. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred. For most contracts, sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts with large up-front purchases of material, sales are calculated based on the percentage that direct labor costs incurred bear to total estimated direct labor costs. Sales under construction-type contracts that provide for delivery at a high volume per year are accounted for using the units-of-delivery measure of the percentage-of-completion method of accounting. Under this method, sales are recognized as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on deliveries. The company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in inventories, with any remaining amount reflected in liabilities. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original

NORTHROP GRUMMAN CORPORATION

estimates. A significant change in an estimate on one or more contracts could have a material adverse effect on the company’s consolidated financial position or results of operations.

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

Service contracts that include more than one type of product or service are accounted for under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 – Revenue Arrangements with Multiple Deliverables. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

Research and Development – Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to U.S. Government contracts. Company-sponsored research and development expenses totaled $537 million, $572 million, and $536 million in 2007, 2006, and 2005, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Product Warranty Costs – The company provides certain product warranties that require repair or replacement of non-conforming items for a specified period of time. Most of the company’s product warranties are provided under government contracts, the costs of which are incorporated into contract pricing. Accrued product warranty costs of $80 million and $81 million were included in other current liabilities at December 31, 2007, and 2006, respectively.

Environmental Costs – Environmental liabilities are accrued when the company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis. At sites involving multiple parties, the company accrues environmental liabilities based upon its expected share of liability, taking into account the financial viability of other jointly liable parties. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. The company does not anticipate and record insurance recoveries before collection is probable. At December 31, 2007, and 2006, the company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

Derivative Financial Instruments – Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are required to be recorded in income from continuing operations, while changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income. The company may use derivative financial instruments to manage its exposure to interest rate risk and to balance its fixed and variable rate long-term debt portfolio. The company does not use derivative financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

The company enters into foreign currency forward contracts to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Gains and losses from such

NORTHROP GRUMMAN CORPORATION

transactions are included as contract costs. At December 31, 2007 and 2006, the amount of foreign currency forward contracts outstanding was not material.

The company enters into interest rate swap agreements to benefit from floating interest rates as an offset to the fixed-rate characteristic of certain of its long-term debt instruments. At December 31, 2007, two interest rate swap agreements were in effect and accounted for as fair value hedges designed to convert fixed rates to floating rates. These interest rate swaps each hedge a $200 million notional amount of U.S. dollar fixed-rate debt, and mature on October 15, 2009, and February 15, 2011, respectively. Any changes in the fair value of the swaps are offset by an equal and opposite change in the fair value of the hedged item; therefore, there is no net impact to the company’s reported consolidated results of operations. At December 31, 2007 and 2006, the aggregate net fair value of the swaps was not material. The company may also enter into interest rate swap agreements to offset the variable-rate characteristics of certain variable-rate term loans which may be outstanding from time to time under the company’s credit facility (see Note 13).

Other, net – For 2006, Other, net primarily consisted of a pre-tax gain of $111 million related to the sale of the company’s remaining 9.7 million TRW Automotive (TRW Auto) shares. For 2005, Other, net primarily consisted of the sale of 7.3 million TRW Auto shares and approximately 3.4 million Endwave shares, which generated pre-tax gains of $70 million and $95 million, respectively.

Income Taxes – Provisions for federal, foreign, state, and local income taxes are calculated on reported financial statement pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, the company recognizes an expense for the amount of the penalty in the period the tax position is claimed in the tax return of the company. The company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense. State and local income and franchise tax provisions are allocable to contracts in process and, accordingly, are included in general and administrative expenses.

In accordance with the recognition standards established by Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, the company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the company has not recognized the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position.

Cash and Cash Equivalents – Cash and cash equivalents include interest-earning debt instruments that mature in three months or less from the date purchased.

Marketable Securities – At December 31, 2007, and 2006, substantially all of the company’s investments in marketable securities were classified as available-for-sale or trading. For available-for-sale securities, any unrealized gains and losses are reported as a separate component of shareholders’ equity. Unrealized gains and losses on trading securities are included in Other, net in the consolidated statements of income and were not material to any period presented. The fair values of these marketable securities are determined based on prevailing market prices.

Accounts Receivable – Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost measure of the percentage-of-completion method of accounting), certain estimated contract changes, claims or requests for

NORTHROP GRUMMAN CORPORATION

equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.

Inventoried Costs – Inventoried costs primarily relate to work in process under fixed-price, units-of-delivery contracts. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, allowable general and administrative expenses. The ratio of inventoried general and administrative expenses to total inventoried costs is estimated to be the same as the ratio of total general and administrative expenses incurred to total contract costs incurred. According to the provisions of U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. General corporate expenses and IR&D allocable to commercial contracts are expensed as incurred. In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Product inventory primarily consists of raw materials and is stated at the lower of cost or market, generally using the average cost method.

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

Years
Land improvements	2-45
Buildings and improvements	2-45
Machinery and other equipment	2-25
Capitalized software costs	3-5
Leasehold improvements	Length of lease

Restricted Cash – Access to proceeds from the Gulf Opportunity Zone Industrial Development Revenue Bonds (see Note 13) is restricted to certain capital expenditures. As such, the amount of unexpended proceeds available is recorded in miscellaneous other assets as restricted cash in the consolidated statements of financial position.

Leases – The company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured. The company conducts operations primarily under operating leases.

Most lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the company records minimum rental expenses on a straight-line basis over the term of the lease. For purposes of recognizing lease incentives, the company uses the date of initial possession as the commencement date, which is generally when the company is given the right of access to the space and begins to make improvements in preparation of intended use.

Goodwill and Other Purchased Intangible Assets – The company performs impairment tests for goodwill as of November 30th of each year, or when evidence of potential impairment exists. When it is determined that

NORTHROP GRUMMAN CORPORATION

impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments’ operating margin. Purchased intangible assets are amortized on a straight-line basis over their estimated useful lives.

Self-Insurance Accruals – Included in other long-term liabilities is approximately $519 million and $485 million related to self-insured workers’ compensation as of December 31, 2007, and 2006, respectively. The company estimates the required liability of such claims on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the company’s historical loss experience and projected loss development factors.

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

Retirement Benefits – The company sponsors various pension plans covering substantially all employees. The company also provides postretirement benefit plans other than pensions, consisting principally of health care and life insurance benefits, to eligible retirees and qualifying dependents. The liabilities and annual income or expense of the company’s pension and other postretirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return (based on the market-related value of assets), and medical trend (rate of growth for medical costs). The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices. Not all net periodic pension income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. The company’s funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust.

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	December 31
$ in millions	2007	2006
Cumulative translation adjustment	$34	$22
Unrealized gain on marketable securities, net of tax expense of ($2) in 2007, and ($1) in 2006	3	2
Unamortized benefit plan costs, net of tax benefit of $470 as of December 31, 2007 and $900 at December 31, 2006	(736)	(1,284)

Total accumulated other comprehensive loss	$(699)	$(1,260)

Financial Statement Reclassification – Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the 2007 presentation of the Interconnect Technologies (ITD) businesses, formerly reported in the Electronics segment, as discontinued operations (see Note 5) and the business operation realignments as of January 1, 2007 (see Note 6).

NORTHROP GRUMMAN CORPORATION

2.	NEW ACCOUNTING STANDARDS

There have been no changes in the company’s critical accounting policies during 2007, except for a change in the measurement and recording of uncertain tax positions in accordance with FIN 48. The expanded disclosure requirements of FIN 48 are presented in Note 12 to the consolidated financial statements.

In January 2008, the FASB issued Statement 133 Implementation Issue No. E23 – Issues Involving the Application of the Shortcut Method under Paragraph 68. This implementation issue amends the accounting and reporting standards of paragraph 68 of Statement of Financial Accounting Standards (SFAS) No. 133 – Accounting for Derivative Instruments and Hedging Activities to permit use of the shortcut method for (1) swaps that have a nonzero fair value at inception, provided that the nonzero fair value at inception is attributable solely to a bid-ask spread; and (2) hedged items that have a settlement date after the swap trade date. This implementation issue is effective for hedging relationships designated on or after January 1, 2008, although adoption requires reconsideration of existing fair value hedges accounted for using the short-cut method at the date of adoption. Management is currently evaluating the effect that adoption of this implementation issue will have on the company’s consolidated financial position and results of operations upon adoption in 2008.

In December 2007, the FASB issued SFAS No. 141(R) – Business Combinations. SFAS No. 141(R) expands the definition of a business, thus increasing the number of transactions that will qualify as business combinations. SFAS No. 141(R) requires the acquirer to recognize 100 percent of an acquired business’ assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs will be expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, will be shown as revised in the future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption is not expected to materially impact the company’s consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that the standard will have on recorded amounts at that time is that related to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of the standard, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to January 1, 2009 are reflected in the financial statements.

In December 2007, the FASB issued SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51. SFAS No. 160 requires (1) presentation of ownership interests in subsidiaries held by parties other than the parent within equity in the consolidated statements of financial position, but separately from the parent’s equity; (2) separate presentation of the consolidated net income attributable to the parent and to the minority interest on the face of the consolidated statements of income; (3) accounting for changes in a parent’s ownership interest where the parent retains its controlling financial interest in its subsidiary as equity transactions; (4) initial measurement of the noncontrolling interest retained for any deconsolidated subsidiaries at fair value with recognition of any resulting gains or losses through earnings; and (5) additional disclosures that identify and distinguish between the interests of the parent and noncontrolling owners. SFAS No. 160 is effective for the company beginning January 1, 2009. Adoption of this statement is not expected to have a material impact on the company’s consolidated financial position and results of operations when it becomes effective in 2009, but will significantly affect the accounting for noncontrolling (or minority) interests from that date forward.

NORTHROP GRUMMAN CORPORATION

In December 2007, the EITF issued EITF Issue No. 07-1 – Accounting for Collaborative Arrangements. Issue No. 07-1 defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF Issue No. 07-1 is effective for the company beginning January 1, 2009. Management is currently evaluating the effect that adoption of this issue will have on the company’s consolidated financial position and results of operations when it becomes effective in 2009.

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15 , 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the company’s consolidated financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the company’s consolidated financial position and results of operations when they become effective on January 1, 2009.

3.	COMMON STOCK DIVIDENDS

On February 21, 2007, the company’s Board of Directors approved a 23 percent increase to the quarterly common stock dividends, from $.30 per share to $.37 per share, effective with the first quarter 2007 dividends.

On May 17, 2006, the company’s Board of Directors approved a 15 percent increase to the quarterly common stock dividends, from $.26 per share to $.30 per share, effective with the second quarter 2006 dividends.

On March 23, 2005, the company’s Board of Directors approved a 13 percent increase to the quarterly common stock dividends, from $.23 per share to $.26 per share, effective with the second quarter 2005 dividends.

4.	BUSINESS ACQUISITIONS

2007 – In January 2007, the company acquired Essex Corporation (Essex) for approximately $590 million in cash, including estimated transaction costs of $15 million, and the assumption of debt totaling $23 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. The operating results of Essex are reported in the Mission Systems segment. The assets, liabilities, and results of operations of Essex were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

In July 2007, the company and Science Applications International Corporation (SAIC) reorganized their joint venture AMSEC, LLC (AMSEC), by dividing AMSEC along customer and product lines. AMSEC is a full-service supplier that provides engineering, logistics and technical support services primarily to Navy ship and aviation programs. Under the reorganization plan, the company retained the ship engineering, logistics and technical service businesses under the AMSEC name (the AMSEC Businesses) and, in exchange, SAIC received the aviation, combat systems and strike force integration services businesses from AMSEC (the Divested Businesses). This reorganization was treated as a step acquisition for the acquisition of SAIC’s interests in the AMSEC Businesses, with the company recognizing a pre-tax gain of $23 million for the effective sale of its interests in the Divested Businesses. The operating results of the AMSEC Businesses and transaction gain have been reported in the Ships segment. Prior to the reorganization, the company accounted for AMSEC, LLC under the equity method. The assets, liabilities, and results of operations of the AMSEC Businesses were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented. The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for the entities acquired. Management does not expect adjustments to these estimates, if any, to have a material effect on the company’s consolidated financial position or results of operations.

NORTHROP GRUMMAN CORPORATION

During the third quarter of 2007, the company acquired Xinetics Inc., reported in the Space Technology segment, and the remaining 61 percent of Scaled Composites, LLC, reported in the Integrated Systems segment, for an aggregate amount of approximately $100 million in cash. The assets, liabilities, and results of operations of these entities were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented. The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for the entities acquired. Management does not expect adjustments to these estimates, if any, to have a material effect on the company’s consolidated financial position or results of operations.

2006 – There were no significant acquisitions during 2006.

2005 – The company acquired Confluent RF Systems Corporation, reported in the Integrated Systems segment, for $42 million in cash, which included transaction costs of $2 million, and Integic Corporation, reported in the Information Technology segment, for $319 million in cash, which included transaction costs of $6 million.

5.	BUSINESS DISPOSITIONS

2007 – During the second quarter, management announced its decision to exit the remaining ITD business reported within the Electronics segment. Sales for this business for the years ended December 31, 2007, 2006, and 2005, were $14 million, $35 million, and $89 million, respectively. The shut-down was completed during the third quarter of 2007 and costs associated with the shutdown were not material. The results of this business are reported as discontinued operations in the consolidated statements of income, net of applicable income taxes, for all periods presented.

2006 – The company sold the assembly business unit of ITD during the first quarter of 2006 and Winchester Electronics (Winchester) during the second quarter of 2006 for net cash proceeds of $26 million and $17 million, respectively, and recognized after-tax gains of $4 million and $2 million, respectively, in discontinued operations. The results of operations of the assembly business unit of ITD are reported as discontinued operations in the consolidated statements of income, net of applicable income taxes. The results of operations of Winchester, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

During the second quarter of 2006, the Enterprise Information Technology business, formerly reported in the Information Technology segment, was shut down and costs associated with the exit activities were not material. The results of operations of this business are reported as discontinued operations in the consolidated statements of income, net of applicable income taxes.

2005 – The company sold Teldix GmbH (Teldix) for $57 million in cash and recognized an after-tax gain of $14 million in discontinued operations. The results of operations of Teldix, reported in the Electronics segment, were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

NORTHROP GRUMMAN CORPORATION

Discontinued Operations – Sales and operating results of the businesses classified within discontinued operations were as follows:

	Year ended December 31
$ in millions	2007	2006	2005
Sales and service revenues	$14	$191	$743

Loss from discontinued operations	(20)	(39)	(21)
Income tax benefit	7	14	8

Loss from discontinued operations, net of tax	(13)	(25)	(13)
(Loss) gain from divestitures		11	24
Income tax expense		(17)	(7)

(Loss) gain from discontinued operations, net of tax	$(13)	$(31)	$4

Tax rates on discontinued operations vary from the company’s effective tax rate due to the non-deductibility of goodwill for tax purposes. The amounts associated with discontinued operations on the consolidated statements of financial position are not material as of December 31, 2007 and 2006, and have been included in other assets.

6.	SEGMENT INFORMATION

The company is aligned into seven reportable segments categorized into four primary businesses. The Mission Systems, Information Technology, and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Ships segments are each presented as separate businesses. Newport News and Ship Systems are aggregated and reported as the Ships business in accordance with the provisions of SFAS No. 131 – Disclosures about Segments of an Enterprise and Related Information.

Information & Services
Mission Systems – Mission Systems is a leading global systems integrator of complex, mission-enabling systems for government, military, and business clients. Products and services are focused on the fields of Command, Control, Communications, Computers and Intelligence (C4I), strategic missiles, missile and air defense, airborne reconnaissance, intelligence management and processing, and decision support systems.

Information Technology – Information Technology is a premier provider of IT systems engineering and systems integration for the DoD, national intelligence, federal, civilian, state and local agencies, and commercial customers.

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

NORTHROP GRUMMAN CORPORATION

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

Summary Segment Financial Information
U.S. Government Sales – In the following table of segment and major customer data, revenue from the U.S. Government includes revenue from contracts for which Northrop Grumman is the prime contractor as well as those for which the company is a subcontractor and the ultimate customer is the U.S. Government.

Foreign Sales – Direct foreign sales amounted to approximately $1.8 billion, $1.6 billion, and $1.7 billion, or 5.5 percent, 5.2 percent, and 5.5 percent of total revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

Discontinued Operations – The company’s discontinued operations are excluded from all of the data elements in the following tables, except for assets by segment.

Assets – Substantially all of the company’s assets are located or maintained in the United States.

Realignments – The company, from time to time, acquires or disposes of businesses, and realigns contracts, programs or business areas among and within its operating segments that possess similar customers, expertise, and capabilities. These realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. In January 2007, certain programs and business areas were transferred between Information Technology, Mission Systems, Space Technology, and Technical Services. The sales and segment operating margin in the following tables have been revised, where applicable, to reflect these realignments for all periods presented.

Subsequent Realignments – In January 2008, the Newport News and Ship Systems sectors were realigned into a single segment called Northrop Grumman Shipbuilding to enable the company to more effectively utilize its shipbuilding assets and deploy its talented shipbuilders, processes, technologies, production facilities and planned capital investment to meet customer needs. This realignment had no impact on the company’s consolidated financial position, results of operations, cash flows, or segment reporting.

Also in January 2008, the company announced the transfer of certain programs and assets from the Mission Systems segment to the Space Technology segment, effective July 1, 2008. This transfer will allow Mission Systems to focus on the rapidly growing command, control, communications, computers, intelligence, surveillance, and reconnaissance business, and the missiles business will be an integrated element of the company’s Aerospace business growth strategy. In addition, certain Electronics businesses were transferred to Mission Systems effective January 2008. The transfer of these businesses is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

These subsequent realignments have not been reflected in any of the accompanying financial information.

NORTHROP GRUMMAN CORPORATION

Results of Operations By Segment and Major Customer

	Year ended December 31
$ in millions	2007	2006	2005
Sales and Service Revenues
Information & Services
Mission Systems
United States Government	$5,441	$5,021	$5,019
Other customers	89	54	46
Intersegment sales	401	419	429

	5,931	5,494	5,494

Information Technology
United States Government	3,298	3,063	2,921
Other customers	1,042	761	683
Intersegment sales	146	138	132

	4,486	3,962	3,736

Technical Services
United States Government	1,793	1,483	1,282
Other customers	92	103	80
Intersegment sales	292	272	255

	2,177	1,858	1,617

Aerospace
Integrated Systems
United States Government	4,789	5,277	5,272
Other customers	205	169	170
Intersegment sales	73	54	47

	5,067	5,500	5,489

Space Technology
United States Government	3,022	2,800	2,785
Other customers	67	87	66
Intersegment sales	44	36	15

	3,133	2,923	2,866

Electronics
United States Government	4,608	4,112	4,015
Other customers	1,798	1,872	1,813
Intersegment sales	500	559	685

	6,906	6,543	6,513

Ships
United States Government	5,749	5,263	5,727
Other customers	25	48	57
Intersegment sales	14	10	2

	5,788	5,321	5,786

Intersegment eliminations	(1,470)	(1,488)	(1,523)

Total sales and service revenues	$32,018	$30,113	$29,978

NORTHROP GRUMMAN CORPORATION

Other Financial Information

	Year ended December 31
$ in millions	2007	2006	2005
Operating Margin
Information & Services
Mission Systems	$566	$519	$424
Information Technology	329	342	322
Technical Services	120	120	100
Aerospace
Integrated Systems	591	551	499
Space Technology	261	245	219
Electronics	813	754	709
Ships	538	393	249
Intersegment eliminations	(115)	(117)	(101)

Total Segment Operating Margin	3,103	2,807	2,421
Non-segment factors affecting operating margin
Unallocated expenses	(224)	(306)	(200)
Net pension adjustment	127	(37)	(21)

Total operating margin	$3,006	$2,464	$2,200

Unallocated Expenses – Unallocated expenses includes the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.

Net Pension Adjustment – The net pension adjustment reflects the difference between pension expense determined in accordance with accounting principles generally accepted in the United States of America and pension expense allocated to the operating segments determined in accordance with CAS.

	December 31,
$ in millions	2007	2006
Assets
Information & Services
Mission Systems	$5,856	$4,789
Information Technology	3,576	3,289
Technical Services	1,133	1,108
Aerospace
Integrated Systems	2,217	2,202
Space Technology	3,993	4,453
Electronics	5,315	5,454
Ships	6,874	6,946

Segment assets	28,964	28,241
Corporate	4,409	3,768

Total assets	$33,373	$32,009

NORTHROP GRUMMAN CORPORATION

Other Financial Information (Continued)

	Year ended December 31
$ in millions	2007	2006	2005
Capital Expenditures
Information & Services
Mission Systems	$43	$49	$70
Information Technology	42	32	35
Technical Services	9	4	5
Aerospace
Integrated Systems	100	119	142
Space Technology	108	103	107
Electronics	124	130	165
Ships	247	287	266
Corporate	12	13	33

Total capital expenditures	$685	$737	$823

Depreciation and Amortization
Information & Services
Mission Systems	$59	$40	$66
Information Technology	64	46	49
Technical Services	7	7	8
Aerospace
Integrated Systems	108	110	102
Space Technology	127	126	133
Electronics	180	211	247
Ships	170	153	155
Corporate	15	12	12

Total depreciation and amortization	$730	$705	$772

7.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share from continuing operations are calculated by dividing income from continuing operations available to common shareholders by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans, and for 2007 and 2006, 6.4 million dilutive shares from the company’s mandatorily redeemable convertible series B preferred stock (Note 14). The dilutive effect of these potential common stock instruments totaled 12.6 million, 12.9 million, and 6.7 million shares for the years ended December 31, 2007, 2006, and 2005, respectively. The weighted-average diluted shares outstanding for the years ended December 31, 2007, 2006, and 2005, exclude stock options to purchase approximately 59 thousand shares, 8 thousand shares, and 4 million shares, respectively, because such options have an exercise price in excess of the average market price of the company’s common stock during the year.

NORTHROP GRUMMAN CORPORATION

Diluted earnings per share from continuing operations are calculated as follows:

	December 31,
in millions, except per share	2007	2006	2005
Diluted Earnings Per Share From Continuing Operations
Income from continuing operations	$1,803	$1,573	$1,396
Add dividends on mandatorily redeemable convertible preferred stock	24	24

Income from continuing operations available to common shareholders	$1,827	$1,597	$1,396

Weighted-average common shares outstanding	341.7	345.7	356.5
Dilutive effect of stock options, awards, and mandatorily redeemable convertible preferred stock	12.6	12.9	6.7

Weighted-average diluted common shares outstanding	354.3	358.6	363.2

Diluted earnings per share from continuing operations	$5.16	$4.46	$3.84

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2005:

	Amount		Total Shares		Shares Repurchased
	Authorized	Average Price	Retired		(in millions)
Authorization Date	(in billions)	Per Share	(in millions)	Date Completed	2007	2006	2005
October 26, 2004	$1.0	$54.83	18.2	September 2005			12.7
October 24, 2005	1.5	65.08	23.0	February 2007	2.3	11.6	9.1
December 14, 2006	1.0	75.96	13.1	November 2007	13.1
December 20, 2007	2.5

					15.4	11.6	21.8

As part of the share repurchase programs, the company has entered into four separate accelerated share repurchase agreements since November 2005, with two different banks (the Banks) to repurchase shares of common stock. In each case, shares were immediately borrowed by the Banks that were then sold to and canceled by the company. Subsequently, shares were purchased in the open market by the Banks to settle their share borrowings. Under these arrangements, the cost of the company’s share repurchases was subject to adjustment based on the actual cost of the shares subsequently purchased by the Banks. If an additional amount was owed by the company upon settlement, the price adjustment could have been settled, at the company’s option, in cash or in shares of common stock.

The table below summarizes the accelerated share repurchase transactions:

				Dollar Amount
	Shares			of Shares
	Repurchased		Final Average Purchase	Repurchased
Agreement Date	(in millions)	Completion Date	Price Per Share	(in millions)
November 4, 2005	9.1	March 1, 2006	$59.05	$537
March 6, 2006	11.6	May 26, 2006	68.01	788
February 21, 2007	8.0	June 7, 2007	73.86	592
July 30, 2007	6.5	September 17, 2007	77.27	502

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

As of December 31, 2007, the company has authorization to repurchase $2.5 billion shares of its common stock.

NORTHROP GRUMMAN CORPORATION

8.  ACCOUNTS RECEIVABLE, NET

Unbilled amounts represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Progress payments are received on a number of fixed-price contracts.

Accounts receivable at December 31, 2007, are expected to be collected in 2008, except for approximately $262 million due in 2009 and $118 million due in 2010 and later.

Allowances for doubtful amounts mainly represent estimates of overhead costs which may not be successfully negotiated and collected.

Accounts receivable were composed of the following:

	December 31,
$ in millions	2007	2006
Due From U.S. Government, Long-Term Contracts
Billed	$1,158	$1,054
Unbilled	38,867	33,004
Progress payments received	(37,477)	(31,637)

	2,548	2,421

Due From Other Customers, Long-Term Contracts
Billed	305	212
Unbilled	3,228	2,975
Progress payments received	(2,712)	(2,390)

	821	797

Total due, long-term contracts	3,369	3,218

Trade And Other Accounts Receivable
Due from U.S. Government	544	477
Due from other customers	472	233
Progress payments received	(286)	(58)

Total due, trade and other	730	652

	4,099	3,870
Allowances for doubtful amounts	(286)	(308)

Total accounts receivable, net	$3,813	$3,562

9.	INVENTORIED COSTS, NET

Inventoried costs were composed of the following:

	December 31,
$ in millions	2007	2006
Production costs of contracts in process	$1,910	$1,951
General and administrative expenses	172	184

	2,082	2,135
Progress payments received	(1,348)	(1,226)

	734	909
Product inventory	311	267

Total inventoried costs, net	$1,045	$1,176

NORTHROP GRUMMAN CORPORATION

10.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. Impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating margin. The annual impairment test for all segments was performed as of November 30, 2007, with no indication of impairment. In performing the goodwill impairment tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of reporting units.

The changes in the carrying amounts of goodwill during 2007 and 2006, are as follows:

	Mission	Information	Technical	Integrated	Space
$ in millions	Systems	Technology	Services	Systems	Technology	Electronics	Ships	Total
Balance as of January 1, 2006	$4,256	$2,649		$992	$3,295	$2,575	$3,616	$17,383
Goodwill transferred due to segment realignment	(336)	(403)	$792	(13)		(40)		—
Fair value adjustments to net assets acquired	(37)	(27)	(5)	(3)	(41)	(19)	(32)	(164)

Balance as of December 31, 2006	3,883	2,219	787	976	3,254	2,516	3,584	17,219
Goodwill transferred due to segment realignment	346		34		(380)			—
Goodwill acquired	522			47	37		57	663
Adjustment to initially apply FIN 48	(22)	(7)	(3)		(18)	(1)	(12)	(63)
Fair value adjustments to net assets acquired	(52)	(28)	(8)	(2)	(41)	(1)	(15)	(147)

Balance as of December 31, 2007	$4,677	$2,184	$810	$1,021	$2,852	$2,514	$3,614	$17,672

Segment Realignment – Effective in January 2007, the Software Defined Radios business area was transferred from Space Technology to Mission Systems and Technical Services. As a result of this realignment, goodwill of approximately $380 million was reallocated among these three segments. Effective January 1, 2006, the company realigned businesses among four of its operating segments to form a new segment. As a result of this realignment, goodwill of approximately $792 million was reallocated among these five segments.

Fair Value Adjustments to Net Assets Acquired – For 2007, the fair value adjustments were primarily due to the favorable settlement of Internal Revenue Service (IRS) audits and a claim for a tax refund. For 2006, the fair value adjustments were primarily due to the favorable settlement of IRS audits and the realization of additional capital loss carryforward tax assets.

NORTHROP GRUMMAN CORPORATION

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets as follows:

	December 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,661	$(1,616)	$1,045	$2,594	$(1,487)	$1,107
Other purchased intangibles	100	(71)	29	100	(68)	32

Total	$2,761	$(1,687)	$1,074	$2,694	$(1,555)	$1,139

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 21 years. Aggregate amortization expense for 2007, 2006, and 2005, was $132 million, $134 million, and $216 million, respectively.

The table below shows expected amortization for purchased intangibles as of December 31, 2007, for each of the next five years:

$ in millions
Year ending December 31
2008	$122
2009	112
2010	92
2011	54
2012	52

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and the related estimated fair values of the company’s financial instruments at December 31 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
$ in millions	Amount	Value	Amount	Value
Cash and cash equivalents	$963	$963	$1,015	$1,015
Investments in marketable securities	258	258	208	208
Cash surrender value of life insurance policies	315	315	290	290
Short-term notes payable	(26)	(26)	(95)	(95)
Long-term debt	(4,029)	(4,488)	(4,067)	(4,562)
Mandatorily redeemable preferred stock	(350)	(510)	(350)	(459)
Interest rate swaps	4	4	(8)	(8)
Foreign currency forward contracts	4	4

Short-Term Instruments – For cash and cash equivalents and amounts borrowed under the company’s short-term credit lines, the carrying amounts approximate fair value, due to the short-term nature of these items.

Investments in Marketable Securities – The company holds a portfolio of securities, primarily consisting of equity securities that are classified as trading.

Cash Surrender Value of Life Insurance Policies – The company maintains whole life insurance policies on a group of executives in connection with deferred compensation arrangements. These policies are recorded at their cash

NORTHROP GRUMMAN CORPORATION

surrender value as determined by the insurance carrier. Additionally, the company has policies with split dollar arrangements which are recorded at the lesser of their cash surrender value or premiums paid. The amounts associated with these policies are recorded in miscellaneous other assets in the consolidated statements of financial position.

Long-Term Debt – The fair value of the long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the company’s existing debt arrangements.

Mandatorily Redeemable Preferred Stock – The fair value of the mandatorily redeemable preferred stock was calculated based on the closing market price quoted on the New York Stock Exchange at December 31, 2007, and 2006, respectively.

Interest Rate Swaps – The company has from time to time entered into interest rate swap agreements to mitigate interest rate risk. As described in Note 1, two interest rate swap agreements were in effect at December 31, 2007, and 2006.

Foreign Currency Forward Contracts – The company enters into foreign currency forward contracts to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Gains and losses from such transactions are included as contract costs.

12.	INCOME TAXES

The company’s effective tax rates on income from continuing operations were 33 percent, 31 percent, and 32 percent for the years ended December 31, 2007, 2006, and 2005, respectively. During 2007, the company reached a partial settlement agreement with the IRS regarding its audit of the company’s tax years ended December 31, 2001 through 2003 (see below). During 2006, the company reached final approval with the IRS regarding its audit of the company’s B-2 program for the years ended December 31, 1997 through December 31, 2000. As a result, during 2007 and 2006, the company recognized net tax benefits of $22 and $48 million, respectively, due to the reversal of previously established expense provisions. The company also recognized a net tax benefit of $18 million in 2006 related to tax credits associated with qualified wages paid to employees affected by Hurricane Katrina.

Income tax expense, both federal and foreign, consisted of the following:

	Year ended December 31
$ in millions	2007	2006	2005
Income Taxes on Continuing Operations
Currently Payable
Federal income taxes	$671	$528	$503
Foreign income taxes	42	27	27

Total federal and foreign income taxes currently payable	713	555	530
Change in deferred federal and foreign income taxes	170	158	139

Total federal and foreign income taxes	$883	$713	$669

The geographic source of income from continuing operations before income taxes is as follows:

	Year ended December 31
$ in millions	2007	2006	2005
Domestic income	$2,595	$2,214	$1,990
Foreign income	91	72	75

Income from continuing operations before income taxes	$2,686	$2,286	$2,065

NORTHROP GRUMMAN CORPORATION

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the income from continuing operations before income taxes due to the following:

	Year ended December 31
$ in millions	2007	2006	2005
Income tax expense on continuing operations at statutory rate	$940	$801	$723
Manufacturing deduction	(19)	(9)	(9)
Research tax credit	(14)	(3)	(3)
Extraterritorial income exclusion/foreign sales corporation		(6)	(6)
Wage credit		(18)
Settlement of IRS appeals cases	(22)	(55)	(27)
Other, net	(2)	3	(9)

Total federal and foreign income taxes	$883	$713	$669

Uncertain Tax Positions – The company adopted the provisions of FIN 48 in 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the company has not recognized the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position. The company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense.

As a result of this review, the company adjusted the estimated value of its uncertain tax positions on January 1, 2007, by recognizing additional liabilities totaling $66 million through a charge to retained earnings, and reducing the carrying value of uncertain tax positions resulting from prior acquisitions by $63 million through a reduction of goodwill. Upon the adoption of FIN 48 at January 1, 2007, the estimated value of the company’s uncertain tax positions was a liability of $514 million, which includes accrued interest of $55 million. If the company’s positions are sustained by the taxing authority in favor of the company, approximately $331 million would be treated as a reduction of goodwill, and the balance of $183 million would reduce the company’s effective tax rate.

As of December 31, 2007, the estimated value of the company’s uncertain tax positions was a liability of $554 million, which includes accrued interest of $68 million. If the company’s positions are sustained by the taxing authority in favor of the company, approximately $394 million would be treated as a reduction of goodwill, and the balance of $160 million would reduce the company’s effective tax rate.

The change in unrecognized tax benefits during 2007, excluding interest, is as follows:

Unrecognized
$ in millions	Tax Benefit
Balance at January 1, 2007	$459

Additions based on tax positions related to the current year	18
Additions for tax positions of prior years	85
Reductions for tax positions of prior years	(57)
Settlements	(17)

Net change in unrecognized tax benefits	29

Balance at December 31, 2007	$488

NORTHROP GRUMMAN CORPORATION

In connection with the IRS examination of the company’s income tax returns for the years ended 2001 through 2003, the company reached a partial settlement agreement with the IRS at the examination level during 2007. In January 2008, the company reached a tentative partial settlement agreement with IRS Appeals on substantially all of the remaining issues for the audit of the years 2001 – 2003. This agreement is subject to review by the Congressional Joint Committee on Taxation (Joint Committee). Although the final outcome is not determinable until the Joint Committee completes its review, during 2008, it is reasonably possible that a reduction to unrecognized tax benefits of up to $59 million may occur, which could result in a reduction to tax expense of $10 million. Also as part of the tentative partial agreement, the company anticipates that the net capital loss carryforward benefit will be reduced by $346 million.

In addition, pursuant to the company’s merger with TRW in December 2002, the company is liable for tax deficiencies of TRW and its subsidiaries prior to the merger. The IRS examined the TRW income tax returns for the years ended 1999 through the date of the merger and asserted tax deficiencies for those years to which the company took exception. The 1999 through 2002 TRW audit deficiencies are currently under consideration at IRS Appeals. In January 2008 the company and the IRS reached a tentative agreement with respect to the proposed tax deficiencies. Although the final outcome is not determinable until the Joint Committee completes its review, during 2008 it is reasonably possible that a reduction to unrecognized tax benefits of up to $82 million may occur, all of which would result in a reduction to goodwill.

The company’s federal tax returns for the years 2004 through 2006 are currently under examination by the IRS. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

Although the company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the company’s accrued position. Accordingly, additional provisions on federal, foreign and state tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved.

During the year ended December 31, 2007, the company recorded approximately $14 million for tax-related interest and penalties.

Deferred Income Taxes – Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Such amounts are classified in the consolidated statements of financial position as current or noncurrent assets or liabilities based upon the classification of the related assets and liabilities.

NORTHROP GRUMMAN CORPORATION

The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31,
$ in millions	2007	2006
Deferred Tax Assets
Retirement benefit plan expense	$610	$1,067
Provision for accrued liabilities	796	693
Tax credits and carryforwards
Capital loss	592	1,120
Foreign income tax credit		180
Other	462	415

Gross deferred tax assets	2,460	3,475
Less valuation allowance	(592)	(1,300)

Net deferred tax assets	1,868	2,175

Deferred Tax Liabilities
Provision for accrued liabilities	61	37
Contract accounting differences	284
Purchased intangibles	327	292
Depreciation and amortization	418	533
Goodwill amortization	505	444

Gross deferred tax liabilities	1,595	1,306

Total net deferred tax assets	$273	$869

Net deferred tax assets (liabilities) as presented in the consolidated statements of financial position are as follows:

	December 31,
$ in millions	2007	2006
Net current deferred tax assets	$542	$706
Net non-current deferred tax assets	65	165
Net current deferred tax liabilities	(4)	(2)
Net non-current deferred tax liabilities	(330)

Total net deferred tax assets	$273	$869

Foreign Income – Deferred income taxes have not been provided on accumulated undistributed earnings of foreign subsidiaries of $358 million at December 31, 2007, as the company intends to permanently reinvest these earnings, thereby indefinitely postponing their remittance. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits applicable to such distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.

Tax Carryforwards – The company has a capital loss tax carryforward at December 31, 2007, against which a full valuation allowance has been recorded. The majority of the capital loss carryforward, which primarily arose from the sale of TRW Auto, will expire in 2008. In connection with the partial settlement agreement reached during 2007 for the tax return years ended 2001 through 2003, the capital loss carryforward and related valuation allowance decreased by $528 million during 2007. Future reductions to the valuation allowance resulting from the recognition of tax benefits, if any, will reduce goodwill. During 2007, foreign income tax credit carryforward

NORTHROP GRUMMAN CORPORATION

items of $180 million were utilized and, as a result, the foreign tax credit carryforward and the associated valuation allowance were reversed.

13.	NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

Lines of Credit – The company has available short-term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities.

Credit Facility – In August of 2005, the company entered into a credit agreement which provides for a five-year revolving credit facility in an aggregate principal amount of $2 billion. The credit facility permits the company to request additional lending commitments from the lenders under the agreement or other eligible lenders under certain circumstances, and thereby increase the aggregate principal amount of the lending commitments under the agreement by up to an additional $500 million. The agreement provides for swingline loans and letters of credit as sub-facilities for the credit facilities provided for in the agreement. Borrowings under the credit facility bear interest at various rates, including the London Interbank Offered Rate, adjusted based on the company’s credit rating, or an alternate base rate plus an incremental margin. The credit facility also requires a facility fee based on the daily aggregate amount of commitments (whether or not utilized) and the company’s credit rating level. The company’s credit agreement contains certain financial covenants relating to a maximum debt to capitalization ratio, and certain restrictions on additional asset liens, unless permitted by the agreement. In August of 2007, the company entered into an amended and restated credit agreement amending the company’s 2005 credit agreement. The agreement extends the maturity date of the credit facility from August 5, 2010 to August 10, 2012 and provides improved pricing terms, reduced facility fees, and full availability of the facility for letters of credit. At December 31, 2007, and 2006, there was no balance outstanding under this facility. There was a maximum of $350 million borrowed under this facility during 2007 and no borrowings during 2006. As of December 31, 2007, the company was in compliance with all covenants.

Concurrent with the effectiveness of the 2005 credit agreement, the prior credit agreement, for $2.5 billion, was terminated. No principal or interest was outstanding or accrued and unpaid under the prior credit agreement on its termination date.

Gulf Opportunity Zone Industrial Development Revenue Bonds – In December 2006, Ships entered into a loan agreement with the Mississippi Business Finance Corporation (MBFC) under which Ships received access to $200 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds by the MBFC. The loan accrues interest payable semi-annually at a fixed rate of 4.55 percent per annum. The company’s obligation related to these bonds is recorded in long-term debt in the consolidated statements of financial position. The bonds are subject to redemption at the company’s discretion on or after December 1, 2016, and will mature on December 1, 2028. The bond issuance proceeds must be used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi. As of December 31, 2007 and 2006, approximately $140 million and $73 million, respectively, was used by Ships and the remaining $60 million and $127 million, respectively, was recorded in miscellaneous other assets as restricted cash in the consolidated statements of financial position. Repayment of the bonds is guaranteed by the company.

NORTHROP GRUMMAN CORPORATION

Long-term debt consisted of the following:

	December 31,
$ in millions	2007	2006
Notes and debentures due 2008 to 2036, rates from 6.25% to 9.375%	$3,705	$3,777
Other indebtedness due 2008 to 2028, rates from 4.55% to 8.5%	324	290

Total long-term debt	4,029	4,067
Less current portion	111	75

Long-term debt, net of current portion	$3,918	$3,992

Indentures underlying long-term debt issued by the company or its subsidiaries contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale-leaseback arrangements, and funded debt of subsidiaries.

Maturities of long-term debt as of December 31, 2007, are as follows:

$ in millions
Year Ending December 31
2008	$111
2009	473
2010	91
2011	773
2012	3
Thereafter	2,538

Total principal payments	3,989
Unamortized premium on long-term debt, net of discount	40

Total long-term debt	$4,029

The premium on long-term debt primarily represents non-cash fair market value adjustments resulting from acquisitions, which are amortized over the life of the related debt.

14.	MANDATORILY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

The company issued 3.5 million shares of mandatorily redeemable Series B convertible preferred stock in April 2001. Each share of Series B preferred stock has a liquidation value of $100 per share. The liquidation value, plus accrued but unpaid dividends, is payable on April 4, 2021, the mandatory redemption date. The company has the option to redeem all, but not less than all, of the shares of Series B preferred stock at any time after seven years from the date of issuance for a number of shares of the company’s common stock equal to the liquidation value plus accrued and unpaid dividends divided by the current market price of common stock determined in relation to the date of redemption. Under this option, had the redemption taken place at December 31, 2007, each share would have been converted into 1.261 shares of common stock. Each share of preferred stock is convertible, at any time, at the option of the holder into the right to receive shares of the company’s common stock. Initially, each share was convertible into .911 shares of common stock, subject to adjustment in the event of certain dividends and distributions, a stock split, a merger, consolidation or sale of substantially all of the company’s assets, a liquidation or distribution, and certain other events. Had the conversion taken place at December 31, 2007, each share would have been converted into 1.822 shares of common stock. Holders of preferred stock are entitled to cumulative annual cash dividends of $7 per share, payable quarterly. Upon liquidation of the company, each share of preferred stock is entitled to a liquidation preference before any distribution may be made on the company’s common stock or any series of capital stock that is junior to the Series B preferred stock. In the event of a change in control of the company, holders of Series B preferred stock

NORTHROP GRUMMAN CORPORATION

also have specified exchange rights into common stock of the company or into specified securities or property of another entity participating in the change in control transaction.

As of December 31, 2007, 10 million shares of preferred stock are authorized, of which 3.5 million shares designated as Series B preferred are issued and outstanding. No other shares of preferred stock are issued and outstanding.

Subsequent Event – On February 20, 2008, the company’s Board of Directors approved the redemption of the Series B convertible preferred stock on April 4, 2008.

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

As previously disclosed, in October 2005, the U.S. Department of Justice and a restricted U.S. Government customer apprised the company of potential substantial claims relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a component of the company. The relationship, if any, between the potential claims and a civil False Claims Act case that remains under seal in the U.S. District Court for the Central District of California remains unclear to the company. In the third quarter of 2006, the parties commenced settlement discussions. While the company continues to believe that it did not breach the contracts in question and that it acted appropriately in this matter, the company proposed to settle the claims and any associated matters and recognized a pre-tax charge of $112.5 million in the third quarter of 2006 to cover the cost of the settlement proposal and associated investigative costs. The company extended the offer in an effort to avoid litigation and in recognition of the value of the relationship with this customer. The U.S. Government has not accepted the settlement offer and has advised the company that if settlement is not reached it will pursue its claims through litigation. Because of the highly technical nature of the issues involved and their restricted status and because of the significant disagreement between the company and the U.S. Government as to the U.S. Government’s theories of liability and damages (including a material difference between the U.S. Government’s damage theories and the company’s offer), final resolution of this matter could take a considerable amount of time, particularly if litigation should ensue. If the U.S. Government were to pursue litigation and were to be ultimately successful on its theories of liability and damages, which could be trebled under the Federal False Claims Act, the effect upon the company’s consolidated financial position, results of operations, and cash flows would materially exceed the amount provided by the company. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail. Accordingly, the ultimate disposition of this matter cannot presently be determined.

As previously disclosed, on May 17, 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems.” By letter dated June 5, 2007, the Coast Guard stated that the revocation of acceptance also was based on alleged “nonconforming topside equipment” on the vessels. On August 13, 2007, the company submitted a response to the Coast Guard, maintaining that the revocation of acceptance was improper. In late December 2007, the Coast Guard responded to the company’s August submittal and advised Integrated Coast Guard Systems (the contractors’ joint venture for performing the Deepwater Program) that the Coast Guard is seeking $96.1 million from the Joint Venture as a result of the revocation of acceptance of the eight vessels delivered under the 123-foot conversion program. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels which were converted under

NORTHROP GRUMMAN CORPORATION

contracts with the company and with a subcontractor to the company. The letter is not a contracting officer’s final decision and the company and its joint venture partner and subcontractor are preparing a response. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail.

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

As previously disclosed, the company was a defendant in litigation brought by Cogent Systems, Inc. (Cogent) in Los Angeles Superior Court in California on April 20, 2005, for unspecified damages for alleged unauthorized use of Cogent technology relating to fingerprint recognition. On September 10, 2007, the company and Cogent announced that they had reached an agreement to settle the litigation and settlement documents were executed in the fourth quarter of 2007. Under the terms of the agreement, the company agreed to pay Cogent $25 million to settle the litigation and $15 million for a non-exclusive license to use specified Cogent state-of-the-art automated fingerprint identification software in certain existing programs. Substantially all these amounts were charged to expense in 2007. The company and Cogent also agreed to enter into a five-year research and development, service and products agreement, under which the company must purchase from Cogent $20 million in new products and services over the term of the agreement.

As previously disclosed, the U.S. District Court for the Central District of California consolidated two separately filed Employee Retirement Income Security Act (ERISA) lawsuits, which the plaintiffs seek to have certified as class actions, into the In Re Northrop Grumman Corporation ERISA Litigation. On August 7, 2007, the Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On October 11, 2007, the Ninth Circuit granted appellate review, which delayed the commencement of trial previously scheduled to begin January 22, 2008. The company believes, but can give no assurance, that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Insurance Recovery – Property damage from Hurricane Katrina is covered by the company’s comprehensive property insurance program. The insurance provider for coverage of property damage losses over $500 million, Factory Mutual Insurance Company (FM Global), has advised management of a disagreement regarding coverage for certain losses above $500 million. As a result, the company has taken legal action against the insurance provider as the company believes that its insurance policies are enforceable and intends to pursue all of its available rights and remedies. In August 2007, the district court in which the litigation is pending issued an order finding that the excess insurance policy provided coverage for the company’s Katrina related loss. In November 2007, FM Global filed a notice of appeal of the district court’s order. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter.

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

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements,

NORTHROP GRUMMAN CORPORATION

claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2007, the amounts related to the aforementioned items are not material individually or in the aggregate.

In April 2007, the company was notified by the prime contractor on the Wedgetail contract under the Multirole Electronic Scanned Array (MESA) program that it anticipates the prime contractor’s delivery dates will be late and this could subject the prime contractor to liquidated damages from the customer. Should liquidated damages be assessed, the company would share in a proportionate amount of those damages to a maximum of approximately $40 million. As of December 31, 2007, the company has not been notified by the prime contractor as to any claim for liquidated damages. Until such time as additional information is available from the prime contractor, it is not possible to determine the impact to the consolidated financial statements, if any, for this matter.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2007, the range of reasonably possible future costs for environmental remediation sites is $186 million to $285 million, of which $223 million is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Co-Operative Agreements – In 2003, Ships executed agreements with the states of Mississippi and Louisiana whereby Ships leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Ships to these states. As of December 31, 2007, Ships has fully met its obligations under the Mississippi agreement and has met all but one requirement under the Louisiana agreement. Failure by Ships to meet the remaining Louisiana commitment would result in reimbursement by Ships to Louisiana in accordance with the agreement. As of December 31, 2007, Ships expects that the remaining commitment under the Louisiana agreement will be met based on its most recent business plan.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At December 31, 2007, there were $439 million of unused stand-by letters of credit, $148 million of bank guarantees, and $538 million of surety bonds outstanding.

The company has also guaranteed a $200 million loan made to Ships in connection with the Gulf Opportunity Zone Industrial Revenue Bonds issued in December 2006. Under the loan agreement the company guaranteed

NORTHROP GRUMMAN CORPORATION

Ships’ repayment of the principal and interest to the Trustee. The company also guaranteed payment of the principal and interest by the Trustee to the underlying bondholders. See Note 13.

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain divestitures. The settlement of these liabilities is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

In May 2006, Goodrich Corporation (Goodrich) notified the company of its claims under indemnities assumed by the company in its December 2002 acquisition of TRW that related to the sale by TRW of its Aeronautical Systems business in October 2002. During the fourth quarter of 2007, the company reached a negotiated resolution with Goodrich and paid $18.5 million in complete release of these claims.

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

Operating Leases – Rental expense for operating leases, excluding discontinued operations, was $585 million in 2007, $548 million in 2006, and $512 million in 2005. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term noncancellable operating leases as of December 31, 2007, total approximately $2.1 billion, which are payable as follows: 2008 – $445 million; 2009 – $368 million; 2010 – $293 million; 2011 – $211 million; 2012 – $183 million; and thereafter – $565 million.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

17.	IMPACT FROM HURRICANE KATRINA

Background – In August 2005, the company’s operations in the Gulf Coast area of the U.S. were significantly impacted by Hurricane Katrina and the company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the company has incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. As of the date of the storm, the company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability (referred to in this discussion generally as “lost profits”), and costs associated with clean-up and recovery.

Insurance Coverage Summary – The company’s property insurance program at the time of loss was established in two layers of coverage. The primary layer of coverage was provided by a syndicate of leading insurers (the Primary Insurers) and covered losses up to $500 million. The excess (second) layer of coverage was provided by FM Global (the Secondary Insurer). This excess layer reimburses the company for losses above $500 million up to the policy limit of approximately $20 billion. The company has had prior experience with damage from storms and similar events and has had success in obtaining recovery from its insurers for covered damages. Based on its prior experience with processing insurance claims, the company has a well-defined process for developing, analyzing and preparing its claims for insurance recovery.

Accounting for Insurance Recoveries – The company makes various assessments and estimates in determining amounts to record as insurance recoveries, including ascertaining whether damages are covered by insurance and assessing the viability and financial well-being of its insurers. The company and its Primary Insurers reached an arrangement whereby the company submitted detailed requests for reimbursement of its clean-up, restoration and capital asset repair or replacement costs while its overall claim was in the process of being evaluated by the insurers. After such requests were reviewed, progress payments against the overall coverage limits were approved by the insurers. Based on prior experience with insurance recoveries, and in reliance on the acceptance by the

NORTHROP GRUMMAN CORPORATION

insurers of the company’s claim reimbursement process, the company recognized a receivable from the Primary Insurers as costs were incurred, and offset this receivable with progress payments as received.

In accordance with U.S. government cost accounting regulations affecting the majority of the company’s contracts, the cost of insurance premiums for property damage and business interruption coverage, other than “coverage of profit,” is an allowable cost that may be charged to long-term contracts. Because the majority of long-term contracts at the shipyards are flexibly-priced, the government customer would benefit from the majority of insurance recoveries in excess of the net book value of damaged assets and the costs for clean-up and recovery. In a similar manner, losses on property damage that are not recovered through insurance are required to be included in the company’s overhead pools for allocation to long-term contracts under a systematic process. The company is currently in discussions with its government customers to determine an appropriate methodology to be used to account for these amounts for government contract purposes. The company anticipates that the ultimate outcome of such discussions will not have a material adverse effect on the consolidated financial statements.

The company has full entitlement to insurance recoveries related to lost profits; however, because of uncertainties concerning the ultimate determination of recoveries related to lost profits, in accordance with company policy no such amounts are recognized by the company until they are settled with the insurers. Furthermore, due to the uncertainties with respect to the company’s disagreement with the Secondary Insurer, no receivables have been recognized by the company in the accompanying consolidated financial statements for insurance recoveries from the Secondary Insurer.

Insurance Claim – The company’s Hurricane Katrina insurance claim is continually being evaluated based on actions to date and an assessment of remaining recovery scope. The company updated its assessment during the fourth quarter of 2007 and, as a result, the company’s aggregate claim for insurance recovery as a result of Hurricane Katrina is estimated to be $1.1 billion, consisting of clean-up and restoration costs of $278 million, property damages (including the value of destroyed assets not replaced) and other capital expenditures of $492 million and lost profits of $318 million. Certain amounts within the overall claim are still in the process of being finalized and the overall value of the claim may change from these amounts.

In June 2007, the company reached a final agreement with all but one of its Primary Insurers under which the insurers agreed to pay their policy limits (less the policy deductible and certain other minor costs). As a result of the agreement regarding the claims from the first layer of coverage, the company received a total insurance recovery for damages to the shipyards of $466 million reflecting policy limits less certain minor costs. The company is continuing to seek recovery of its claim from the remaining insurer in the first layer that did not participate in the agreement. As a result of the agreement, the company received final cash payments totaling $113 million in the second quarter of 2007, of which $62 million has been attributed to the recovery of lost profits and has been included as an adjustment to cost of sales in the Ships segment in the consolidated statement of income. Cumulative proceeds from the agreement have also been used to fund $126 million in capital expenditures for assets fully or partially damaged by the storm and $278 million in clean-up and restoration costs. Insurance recoveries received to date have enabled the company to recover the entire net book value of $98 million of assets totally or partially destroyed by the storm. To the extent that the company is unsuccessful in receiving the full value of its remaining claim relating to capital assets, the company will be responsible for funding the capital expenditures necessary to operate its shipyards. Through December 31, 2007, the company has incurred capital expenditures totaling $310 million related to assets damaged by Hurricane Katrina.

The company expects that its residual claim will be resolved separately with the remaining insurers in each of its two layers of coverage, and the company has pursued the resolution of its claim with that understanding. The Secondary Insurer has denied coverage for substantial portions of the company’s claim and the parties are presently in litigation to resolve this matter. In August 2007, the district court in which the litigation is pending issued an order finding that the excess insurance policy provided coverage for the company’s Katrina related loss. The Secondary Insurer has appealed that decision and that appeal is still pending (see Note 15).

NORTHROP GRUMMAN CORPORATION

Aside from contract cost adjustments recognized immediately following the hurricane and the subsequent effects of lower contract margins thereafter resulting from hurricane related cost growth, delay and disruption to contracts-in-progress, no other Hurricane Katrina related losses have been, or are expected to be, experienced by the company.

18.	RETIREMENT BENEFITS

Plan Descriptions
Pension Benefits – The company sponsors several defined benefit pension plans in the U.S. covering approximately 95 percent of its employees. Pension benefits for most employees are based on the employee’s years of service and compensation. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into benefit trusts separate from the company. The pension benefit for most employees is based upon criteria whereby employees earn age and service points over their employment period. Ten of the company’s 21 domestic qualified plans, which cover approximately 60 percent of all employees, were in a legally defined full-funding limitation status at December 31, 2007.

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. Certain hourly employees are covered under a target benefit plan. The company also participates in a multiemployer plan for certain of the company’s union employees. The company’s contributions to these plans for the years ended December 31, 2007, 2006, and 2005, were $294 million, $266 million and $248 million, respectively.

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

In addition to a medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, conformance to a schedule of reasonable fees, the use of managed care providers, and maintenance of benefits with other plans. The plans also provide for a Medicare carve-out, and a maximum lifetime benefit of $2 million per covered individual. Subsequent to January 1, 2005 (or earlier at some segments), newly hired employees are not eligible for post employment medical and life benefits.

The effect of the Medicare prescription drug subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on the company’s net periodic postretirement benefit cost for the years ended December 31, 2007, 2006 and 2005, was an increase of $3 million and a reduction of $26 million and $36 million, respectively. The reduction in the accumulated postretirement benefit obligation as a result of the subsidy is $38 million and $76 million as of December 31, 2007 and 2006, respectively, based on the impact of the subsidy on the eligible plans.

NORTHROP GRUMMAN CORPORATION

Summary Plan Results
The cost to the company of its retirement benefit plans in each of the three years ended December 31 is shown in the following table:

				Medical and
	Pension Benefits			Life Benefits
$ in millions	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$786	$755	$675	$52	$69	$66
Interest cost	1,250	1,159	1,091	164	183	183
Expected return on plan assets	(1,774)	(1,572)	(1,468)	(58)	(52)	(49)
Amortization of
Prior service cost (credit)	40	35	53	(65)	(16)	(1)
Net loss from previous years	48	91	59	25	31	27
Other	2					(13)

Net periodic benefit cost	$352	$468	$410	$118	$215	$213

The table below summarizes the 2007 changes of the components of unrecognized benefit plan costs:

	Pension	Medical and
$ in millions	Benefits	Life Benefits	Total
Changes in Unrecognized Benefit Plan Costs
Net actuarial gain	$(854)	$(90)	$(944)
Prior service cost (credit)	17	(3)	14
Amortization of
Prior service (cost) credit	(40)	65	25
Net loss from previous years	(48)	(25)	(73)
Tax benefits related to above items	365	19	384

Changes in unrecognized benefit plan costs	$(560)	$(34)	$(594)

NORTHROP GRUMMAN CORPORATION

The following tables set forth the funded status and amounts recognized in the consolidated statements of financial position for the company’s defined benefit pension and retiree health care and life insurance benefit plans. Pension benefits data include the qualified plans as well as 21 domestic unfunded non-qualified plans for benefits provided to directors, officers, and certain employees. The company uses a December 31 measurement date for all of its plans. Effective December 31, 2006, the company adopted SFAS No. 158, which requires the recognition of the funded status of a defined benefit pension or postretirement plan in the consolidated statements of financial position.

			Medical and
	Pension Benefits		Life Benefits
$ in millions	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$21,484	$20,692	$2,867	$3,341
Service cost	786	755	52	69
Interest cost	1,250	1,159	164	183
Plan participants’ contributions	24	29	84	88
Plan amendments	18	40	(2)	(464)
Actuarial gain	(357)	(119)	(103)	(64)
Benefits paid	(1,157)	(1,112)	(250)	(281)
Acquisitions, divestitures, transfers and other	21	40		(5)

Benefit obligation at end of year	22,069	21,484	2,812	2,867

Change in Plan Assets
Fair value of plan assets at beginning of year	21,407	18,867	880	780
Gain on plan assets	2,275	2,444	46	95
Employer contributions	342	1,157	191	198
Plan participants’ contributions	24	29	84	88
Benefits paid	(1,157)	(1,112)	(250)	(281)
Acquisitions, divestitures, transfers and other		22

Fair value of plan assets at end of year	22,891	21,407	951	880

Funded status	$822	$(77)	$(1,861)	$(1,987)

Amounts Recognized in the Consolidated Statements of Financial Position
Non-current assets	$2,033	$1,303	$47	$46
Current liability	(43)	(41)	(68)	(70)
Non-current liability	(1,168)	(1,339)	(1,840)	(1,963)

The following table shows those amounts expected to be recognized in net periodic benefit cost in 2008:

	Pension	Medical and
$ in millions	Benefits	Life Benefits
Amounts Expected to be Recognized in 2008 Net Periodic Benefit Cost
Net loss	$25	$22
Prior service cost (credit)	40	(65)

The accumulated benefit obligation for all defined benefit pension plans was $20.1 billion and $19.4 billion at December 31, 2007 and 2006, respectively.

NORTHROP GRUMMAN CORPORATION

	Pension Benefits		Medical and Life Benefits
$ in millions	2007	2006	2007	2006
Amounts Recorded in Accumulated Other Comprehensive Loss
Net actuarial loss	$(975)	(1,877)	$(429)	(545)
Prior service cost and net transition obligation	(254)	(277)	452	515
Income tax benefits related to above items	479	890	(9)	10

Unamortized benefit plan costs	$(750)	(1,264)	$14	(20)

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31,
$ in millions	2007	2006
Projected benefit obligation	$1,772	$2,055
Accumulated benefit obligation	1,407	1,601
Fair value of plan assets	722	946

The amounts previously disclosed for projected benefit obligation, accumulated benefit obligation and fair value of plan assets as of December 31, 2006 of $768 million, $639 million, and $115 million, respectively, were revised to appropriately include 15 additional plans for which the accumulated benefit obligations exceeded the fair value of plan assets.

Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine the benefit obligations and the net periodic benefit cost:

			Medical and
	Pension Benefits		Life Benefits
	2007	2006	2007	2006
Assumptions Used to Determine Benefit Obligation at December 31
Discount rate	6.22%	5.97%	6.12%	5.91%
Rate of compensation increase	4.25%	4.25%
Initial health care cost trend rate assumed for the next year			8.00%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2012	2010
Assumptions Used to Determine Benefit Cost for the Year Ended December 31
Discount rate	5.97%	5.71%	5.91%	5.67%
Expected long-term return on plan assets	8.50%	8.50%	6.75%	6.75%
Rate of compensation increase	4.25%	4.00%
Initial health care cost trend rate assumed for the next year			8.75%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2010	2010

The discount rate is determined by calculating, for the most significant plans, the weighted-average yield available on a portfolio of appropriately-rated corporate bonds whose proceeds match the expected benefit payment stream from the plan.

NORTHROP GRUMMAN CORPORATION

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

In 2007, the company changed the year to reach the ultimate trend rate from 2010 to 2012. Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the initial through the ultimate health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
$ in millions	Point Increase	Point Decrease
Increase (Decrease) From Change In Health Care Cost Trend Rates To
Postretirement benefit expense	$9	$(9)
Postretirement benefit liability	85	(91)

Plan Assets and Investment Policy
Weighted-average asset allocations at December 31 by asset category are as follows:

			Medical and Life
	Pension Plan Assets		Benefits Plan Assets
	2007	2006	2007	2006
Equity securities	48%	57%	74%	74%
Debt securities	34	31	20	22
Real estate	6	4	2	1
Other	12	8	4	3

Total	100%	100%	100%	100%

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

Asset Allocation Ranges
U.S. equity	30 – 40%
International equity	15 – 25
Long bonds	25 – 35
Real estate and other	10 – 20

NORTHROP GRUMMAN CORPORATION

At December 31, 2007, and 2006, plan assets included investments with non-readily determinable fair values, comprised primarily of real estate, private equity investments, and hedge funds, totaling $4.1 billion and $2.7 billion, respectively. For these assets, estimates of fair value are determined using the best information available. At December 31, 2007, and 2006, the pension and health and welfare trusts did not hold any Northrop Grumman common stock.

In 2008, the company expects to contribute the required minimum funding level of approximately $121 million to its pension plans and approximately $201 million to its other postretirement benefit plans. During 2007 and 2006, the company made voluntary pension contributions of $200 million and $800 million, respectively.

It is not expected that any assets will be returned to the company from the benefit plans during 2008.

Benefit Payments
The following table reflects estimated future benefit payments, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2007:

	Pension Plans	Medical and Life Plans
	Benefit	Benefit	Subsidy
$ in millions	Payments	Payments	receipts
Year Ending December 31
2008	$1,176	$215	$11
2009	1,224	221	10
2010	1,281	227	9
2011	1,344	232	8
2012	1,410	234	9
2013 through 2017	8,189	1,233	46

19.	STOCK COMPENSATION PLANS

Plan Descriptions
At December 31, 2007, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan (2001 LTISP), the 1993 Long-Term Incentive Stock Plan (1993 LTISP), both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND) and 1995 Stock Plan for Non-Employee Directors (1995 SPND) as amended. All of these plans were approved by the company’s shareholders. The company has historically issued new shares to satisfy award grants.

Employee Plans – The 2001 LTISP and the 1993 LTISP permit grants to key employees of three general types of stock incentive awards: Stock Options, Stock Appreciation Rights (SARs), and Stock Awards. Each Stock Option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Stock Options generally vest in 25 percent increments over four years from the grant date under the 2001 LTISP and in years two to five under the 1993 LTISP, and grants outstanding expire ten years after the grant date. No SARs have been granted under either of the LTISPs. Stock Awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees without payment to the company. Under the 2001 LTISP, recipients of restricted performance stock rights earn shares of stock, based on financial metrics determined by the Board of Directors in accordance with the plan. If the objectives have not been met at the end of the applicable performance period, up to 100 percent of the original grant for the eight highest compensated employees and up to 70 percent of the original grant for all other recipients will be forfeited. If the financial metrics are met or exceeded during the performance period, all recipients can earn up to 150 percent of the original grant. Beginning in 2007, all members of the Corporate Policy Council could forfeit up to 100 percent of the original 2007 grant, and all recipients could earn up to 200 percent of the original 2007 grant. Restricted stock rights issued under either plan generally vest after three years. Termination of employment can result in forfeiture of some or all of the benefits extended. Of the 50 million shares approved

NORTHROP GRUMMAN CORPORATION

for issuance under the 2001 LTISP, approximately 17 million shares were available for future grants as of December 31, 2007.

Non-Employee Plans – Under the 1993 SPND, half of the retainer fee earned by each director must be deferred into a stock unit account. In addition, directors may defer payment of all or part of the remaining retainer fee, which is placed in a stock unit account until the conclusion of board service. The 1995 SPND provided for annual stock option grants. Effective June 1, 2005, no new grants have been issued from this plan. The 1995 SPND was amended in May 2007 to permit payment of the stock unit portion of the retainer fee described above. Each grant of stock options under the 1995 SPND was made at the closing market price on the date of the grant, was immediately exercisable, and expires ten years after the grant date. At December 31, 2007, approximately 318,000 shares were available for future grants under the 1995 SPND and 25,442 shares were available for future use under the 1993 SPND.

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

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123R – Share-Based Payment (SFAS No. 123R), using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 – Accounting for Stock-Based Compensation (SFAS No. 123), and (b) compensation expense for all share-based awards granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified-prospective transition method, results for prior periods have not been restated. All of the company’s stock award plans are considered equity plans under SFAS No. 123R, and compensation expense recognized as previously described is net of estimated forfeitures of share-based awards over the vesting period. The effect of adopting SFAS No. 123R was not material to the company’s income from continuing operations and net income for the year ended December 31, 2006, and the cumulative effect of adoption using the modified-prospective transition method was similarly not material.

Compensation Expense
Total stock-based compensation for the years ended December 31, 2007, 2006, and 2005, was $196 million, $202 million, and $180 million, respectively, of which $12 million, $11 million, and $4 million related to Stock Options and $184 million, $191 million, and $176 million related to Stock Awards, respectively. Tax benefits recognized in the consolidated statements of income for stock-based compensation during the years ended December 31, 2007, 2006, and 2005, were $77 million, $71 million, and $63 million, respectively. In addition, the company realized tax benefits of $60 million from the exercise of Stock Options and $78 million from the issuance of Stock Awards in 2007.

Effective January 1, 2006, compensation expense for restricted performance stock rights is estimated based on the grant date fair value and recognized over the vesting period. The fixed 30 percent minimum distribution portion for all but the eight highest compensated employees, and all but the Corporate Policy Council members for 2007 forward, is measured at the grant date fair value and the variable portion is adjusted to the expected distribution at the end of each accounting period. Compensation expense for restricted stock rights is measured at the grant date fair value and recognized over the vesting period.

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

The significant weighted-average assumptions relating to the valuation of the company’s Stock Options for the years ended December 31, 2007, 2006, and 2005, was as follows:

	2007	2006	2005
Dividend yield	2.0%	1.6%	1.8%
Volatility rate	20%	25%	28%
Risk-free interest rate	4.6%	4.6%	4.0%
Expected option life (years)	6	6	6

The weighted-average grant date fair value of Stock Options granted during the years ended December 31, 2007, 2006, and 2005, was $15, $17, and $15 per share, respectively.

Stock Option activity for the year ended December 31, 2007, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2007	19,888	$49	5.0 years	$367
Granted	902	73
Exercised	(5,879)	49
Cancelled and forfeited	(28)	43

Outstanding at December 31, 2007	14,883	$51	4.6 years	$416

Vested and expected to vest in the future at December 31, 2007	14,820	$51	4.6 years	$415

Exercisable at December 31, 2007	13,320	$49	4.1 years	$398

Available for grant at December 31, 2007	11,978

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $153 million, $149 million, and $50 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31, 2007 (for outstanding options), less the applicable exercise price.

Stock Awards – Compensation expense for Stock Awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. During the year ended December 31, 2007, 2.6 million shares of common stock were issued to employees in settlement of

NORTHROP GRUMMAN CORPORATION

prior year Stock Awards that were fully vested, with a total value upon issuance of $199 million and a grant date fair value of $125 million. In 2008, an additional 2.9 million shares of common stock will be issued to employees that were vested in 2007, with a grant date fair value of $155 million. During the year ended December 31, 2006, 2.4 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $143 million and a grant date fair value of $133 million. During the year ended December 31, 2005, 1.9 million shares were issued to employees in settlement of prior year Stock Awards that were fully vested, with a total value upon issuance of $104 million and a grant date fair value of $77 million. There were 4.2 million and 2.3 million Stock Awards granted for the years ended December 31, 2006, and 2005 with a weighted-average grant date fair value of $63 and $54 per share, respectively.

Stock Award activity for the year ended December 31, 2007, was as follows:

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2007	7,364	$57	1.3 years
Granted (including performance adjustment on shares vested)	3,584	63
Vested	(5,520)	50
Forfeited	(284)	63

Outstanding at December 31, 2007	5,144	$67	1.3 years

Available for grant at December 31, 2007	5,142

Unrecognized Compensation Expense – At December 31, 2007, there was $199 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $17 million relates to Stock Options and $182 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 1.4 years.

Pro-forma Compensation Expense – Had compensation expense for the year ended December 31, 2005, been determined based on the fair value at the grant dates for Stock Awards and Stock Options, consistent with SFAS No. 123, net income, basic earnings per share, and diluted earnings per share would have been as shown in the table below:

Year ended
December 31,
$ in millions, except per share	2005
Net income as reported	$1,400
Stock-based compensation, net of tax, included in net income as reported	117
Stock-based compensation, net of tax, that would have been included in net income, if the fair value method had been applied to all awards	(196)

Pro-forma net income using the fair value method	$1,321

Basic Earnings Per Share
As reported	$3.93
Pro-forma	$3.71
Diluted Earnings Per Share
As reported	$3.85
Pro-forma	$3.64

NORTHROP GRUMMAN CORPORATION

20.	UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results are set forth in the following tables. The financial results for all periods presented have been revised to reflect the various business dispositions that occurred during the 2006 and 2007 fiscal years (see note 5 for further details). The company’s common stock is traded on the New York Stock Exchange (trading symbol NOC). This unaudited quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ended on March 31, second quarter as ended on June 30, and third quarter as ended on September 30. It is the company’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires the businesses to close their books on a Friday, in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist within a reporting year.

2007

$ in millions, except per share	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$7,340	$7,926	$7,928	$8,824
Operating margin	685	754	807	760
Income from continuing operations	390	466	490	457
Net income	387	460	489	454
Basic earnings per share from continuing operations	1.13	1.36	1.44	1.35
Basic earnings per share	1.12	1.34	1.44	1.34
Diluted earnings per share from continuing operations	1.11	1.33	1.41	1.32
Diluted earnings per share	1.10	1.31	1.41	1.31

Significant 2007 Fourth Quarter Events – In the fourth quarter of 2007, the company’s Board of Directors authorized the repurchase of up to $2.5 billion of its outstanding common stock and the company made a voluntary pre-funding payment to the company’s pension plans of $200 million.

2006

$ in millions, except per share	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$7,075	$7,596	$7,429	$8,013
Operating margin	606	686	549	623
Income from continuing operations	363	445	308	457
Net income	357	430	302	453
Basic earnings per share from continuing operations	1.06	1.29	.89	1.32
Basic earnings per share	1.04	1.25	.88	1.31
Diluted earnings per share from continuing operations	1.03	1.27	.88	1.29
Diluted earnings per share	1.02	1.23	.86	1.28

Significant 2006 Fourth Quarter Events – In the fourth quarter of 2006, the company’s Board of Directors authorized the repurchase of up to $1.0 billion of its outstanding common stock. During the quarter, the company made a voluntary pre-funding payment to the company’s pension plans of $800 million. The company recorded pre-tax forward loss provisions of $42 million for the Wedgetail contract and $19 million for the Peace Eagle contract (both under the Multi-Role Electronically Scanned Array program) in the Electronics segment. The company also sold its remaining shares of TRW Auto for $209 million for a pre-tax gain of $111 million and entered into a definitive agreement to acquire Essex Corporation for approximately $590 million, including the assumption of debt totaling $23 million and estimated transaction costs of $14 million. In November the company repaid its senior notes, totaling $690 million. Also during the fourth quarter the company incurred debt related to the Gulf Opportunity Zone Industrial Revenue Bonds of $200 million, bearing interest at 4.55%, due December 1, 2028, with early redemption on or after December 1, 2016.

NORTHROP GRUMMAN CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required in response to this item.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of December 31, 2007, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2007, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes – Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting is effective as of December 31, 2007.

Deloitte & Touche LLP issued an attestation report dated February 20, 2008, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2007, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/	Ronald D. Sugar
Chairman and Chief Executive Officer

/s/	James F. Palmer
Corporate Vice President and Chief Financial Officer

February 20, 2008

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 20, 2008 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the company’s adoption of a new accounting standard.

/s/	Deloitte & Touche LLP
Los Angeles, California
February 20, 2008

NORTHROP GRUMMAN CORPORATION

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors
The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Executive Officers
The following individuals were the executive officers of the company as of February 20, 2008:

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)
Ronald D. Sugar	59	Chairman and Chief Executive Officer	2006	Chairman, Chief Executive Officer and President (2003-2006); Prior to April 2003, Chief Executive Officer and President; President and Chief Operating Officer (2001-2003)
Jerry B. Agee	64	Corporate Vice President and President, Mission Systems Sector	2005	Vice President and Deputy Sector President, Mission Systems Sector (2004-2005); Prior to June 2004, Vice President and General Manager, Systems-Missile Defense, Mission Systems Sector (2002-2004)
Wesley G. Bush	46	President and Chief Operating Officer	2007	President and Chief Financial Officer (2006-2007); Prior to March 2007, Corporate Vice President and Chief Financial Officer (2005-2006); Corporate Vice President and President, Space Technology Sector (2003-2005); Corporate Vice President of Northrop Grumman Corporation (2002-2003)
James L. Cameron	50	Corporate Vice President and President, Technical Services Sector	2006	Vice President and General Manager of Defensive and Navigation Systems Divisions, Electronic Systems Sector (2005); Prior to February 2005, Vice President and General Manager, Defensive Systems Division, Electronic Systems Sector (2003-2005); President, ITT Systems Defense Group (2000-2003)
Gary W. Ervin	50	Corporate Vice President and President, Integrated Systems Sector	2008	Corporate Vice President (2007); Prior to September 2007, Vice President, Western Region, Integrated Systems Sector (2005-2007); Vice President, Air Combat Systems, Integrated Systems Sector (2002-2005)
Kenneth N. Heintz	61	Corporate Vice President, Controller and Chief Accounting Officer	2005	Independent Financial Consultant (2004-2005); Prior to June 2004, Corporate Vice President, Hughes Electronics Corporation (now The DIRECTV Group, Inc. (2000-2004))
Robert W. Helm	56	Corporate Vice President, Business Development and Government Relations	1994

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)
Alexis C. Livanos	59	Corporate Vice President and President, Space Technology Sector	2005	Vice President and General Manager of Systems Development and Technology and Space Sensors Divisions, and Vice President and General Manager of Navigation and Space Sensors Division, Electronics Sector (2003-2005); Prior to February 2003, Executive Vice President, Boeing Satellite Systems (2000-2003)
Linda A. Mills	58	Corporate Vice President and President, Information Technology Sector	2008	President of the Civilian Agencies business group, Information Technology Sector (2007-January 2008); Prior to February 2007, Vice President for Operations and Processes, Information Technology Sector (2005-2007); Vice President, Mission Assurance/Six Sigma, Mission Systems Sector (2003-2005)
Rosanne P. O’Brien	64	Corporate Vice President, Communications	2000
James R. O’Neill	54	Corporate Vice President	2008	Corporate Vice President and President, Information Technology Sector (2004-January 2008); Prior to May 2004, President, TASC, Inc. (2002-2004)
James F. Palmer	58	Corporate Vice President and Chief Financial Officer	2007	Executive Vice President and Chief Financial Officer, Visteon Corporation (2004-2007); Prior to June 2004, Senior Vice President, The Boeing Company and President, Boeing Capital Corporation (2000-2004)
C. Michael Petters	48	Corporate Vice President and President, Northrop Grumman Shipbuilding Sector	2008	Corporate Vice President and President, Newport News Sector (2004-January 2008); Prior to November 2004, Vice President, Human Resources, Administration and Trades, Newport News Sector (2001-2004)
James F. Pitts	56	Corporate Vice President and President, Electronics Sector	2005	Vice President and General Manager of Aerospace Systems Division, Electronics Sector (2001-2005)
Mark Rabinowitz	46	Corporate Vice President and Treasurer	2007	Vice President and Assistant Treasurer (2006-2007); Prior to June 2006, Corporate Director and Assistant Treasurer, Banking and Capital Markets (2003-2006)
Scott J. Seymour	57	Corporate Vice President	2008	Corporate Vice President and President, Integrated Systems Sector (2002-2007)
Philip A. Teel	59	Corporate Vice President and Sector President-Elect, Mission Systems Sector	2008	Corporate Vice President and President, Ship Systems Sector (2005- January 2008); Prior to July 2005, Vice President, Airborne Early Warning & Electronic Warfare Systems, Integrated Systems Sector (2000-2005)
W. Burks Terry	57	Corporate Vice President and General Counsel	2000

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)
Ian V. Ziskin	49	Corporate Vice President and Chief Human Resources and Administrative Officer	2006	Corporate Vice President, Human Resources and Leadership Strategy (2003-2005); Prior to June 2003, President and Founder, Executive Excellence Group (2002-2003)

Audit Committee Financial Expert
The information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Code of Ethics
The company has adopted Standards of Business Conduct for all of its employees, including the principal executive officer, principal financial officer and principal accounting officer. The Standards of Business Conduct can be found on the company’s internet web site at www.northropgrumman.com under “Investor Relations – Corporate Governance – Overview.”

The web site and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the Securities Exchange Commission.

Item 11.	Executive Compensation

Information concerning Executive Compensation, including information concerning Compensation Committed Interlocks and Insider Participation and Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information as to Certain Relationships and Related Transactions, and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)  1. Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

 Financial Statements
Consolidated Statements of Income
Consolidated Statements of Financial Position

NORTHROP GRUMMAN CORPORATION

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

Exhibits

3	(a)	Restated Certificate of Incorporation of Northrop Grumman Corporation effective May 18, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K dated May 16, 2006 and filed May 19, 2006)
3	(b)	Bylaws of Northrop Grumman Corporation, as amended February 9, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K dated February 9, 2007 and filed February 13, 2007)
4	(a)	Registration Rights Agreement dated as of January 23, 2001, by and among Northrop Grumman Systems Corporation, Northrop Grumman Corporation and Unitrin, Inc. (incorporated by reference to Exhibit(d)(6) to Amendment No. 4 to Schedule TO filed January 31, 2001)
4	(b)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Northrop Grumman Corporation (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A filed April 13, 2001)
4	(c)	Indenture dated as of October 15, 1994, between Northrop Grumman Systems Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 20, 1994, and filed October 25, 1994)
4	(d)	Form of Officer’s Certificate (without exhibits) establishing the terms of Northrop Grumman Systems Corporation’s 7.75 percent Debentures due 2016 and 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-3 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4	(e)	Form of Northrop Grumman Systems Corporation’s 7.75 percent Debentures due 2016 (incorporated by reference to Exhibit 4-5 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4	(f)	Form of Northrop Grumman Systems Corporation’s 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-6 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4	(g)	Form of Officers’ Certificate establishing the terms of Northrop Grumman Systems Corporation’s 7.125 percent Notes due 2011 and 7.75 percent Debentures due 2031 (incorporated by reference to Exhibit 10.9 to Form 8-K dated and filed April 17, 2001)
4	(h)	Indenture dated as of April 13, 1998, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 6.75 percent Senior Debentures due 2018 were issued (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1998, and filed June 15, 1998)
4	(i)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)

NORTHROP GRUMMAN CORPORATION

4	(j)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(q) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
4	(k)	Senior Indenture dated as of December 15, 1991, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 7.75 percent and 6.98 percent debentures due 2026 and 2036 were issued and specimens of such debentures (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1996, filed June 11, 1996)
4	(l)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)
4	(m)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(t) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
4	(n)	Form of Exchange Security for the $400,000,000 8 percent senior notes due 2009 of Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 4.3 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 2000, filed June 9, 2000)
4	(o)	Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 2 to the Form 8-A Registration Statement of TRW Inc. dated July 3, 1986)
4	(p)	First Supplemental Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of August 24, 1989 (incorporated by reference to Exhibit 4(b) to Form S-3 Registration Statement No. 33-30350 of TRW Inc.)
4	(q)	Fourth Supplemental Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(e) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)
4	(r)	Fifth Supplemental Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(f) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)
10	(a)	Form of Amended and Restated Credit Agreement dated as of August 10, 2007, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation and Northrop Grumman Space & Mission Systems Corp., as Guarantors; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Payment Agent, an Issuing Bank, Swingline Lender and Administrative Agent; Credit Suisse, as Administrative Agent; Citicorp USA, Inc., as Syndication Agent; Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents; and BNP Paribas as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed August 13, 2007)
10	(b)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of the indenture indebtedness issued by the former Litton Industries, Inc. (incorporated by reference to Exhibit 10.10 to Form 8-K dated and filed April 17, 2001)

NORTHROP GRUMMAN CORPORATION

10	(c)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of Northrop Grumman Systems Corporation indenture indebtedness (incorporated by reference to Exhibit 10.11 to Form 8-K dated and filed April 17, 2001)
10	(d)	Form of Guarantee dated as of March 27, 2003, by Northrop Grumman Corporation, as Guarantor, in favor of JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as trustee, of certain debt securities of Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.) (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003)
10	(e)	Form of Guarantee dated as of January 9, 2003, by Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.) of Northrop Grumman Systems Corporation indenture indebtedness (incorporated by reference to Exhibit 10(qq) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
10	(f)	Northrop Grumman 1993 Long-Term Incentive Stock Plan, as amended and restated (incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-68003 filed November 25, 1998)
*10	(g)	Northrop Grumman Corporation 1993 Stock Plan for Non-Employee Directors (as Amended and Restated January 1, 2008)
10	(h)	Northrop Grumman Corporation 1995 Stock Plan for Non-Employee Directors, as Amended as of May 16, 2007 (incorporated by reference to Exhibit A to Schedule 14A filed April 12, 2007)
*10	(i)	Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended September 17, 2003) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003), as amended by First Amendment to the Northrop Grumman 2001 Long-Term Incentive Stock Plan dated December 19, 2007
		(i)	Form of Notice of Non-Qualified Grant of Stock Options and Option Agreement (incorporated by reference to Exhibit 10.5 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)
		(ii)	Form of Restricted Performance Stock Rights Agreement (officer), as amended May 16, 2005, applicable to 2005 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)
		(iii)	Form of Agreement for 2005 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(v) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
		(iv)	Form of letter from Northrop Grumman Corporation regarding Stock Option and RPSR Retirement Enhancement (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 14, 2005 and filed March 15, 2005)
		(v)	Form of Restricted Performance Stock Rights Agreement (non-officer), as amended May 16, 2005, applicable to 2005 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2005, filed July 28, 2005)
		*(vi)	Form of Restricted Performance Stock Rights Agreement applicable to 2006 Restricted Performance Stock Rights, as amended
		(vii)	Form of Agreement for 2006 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(viii) to Form 10-K for the year ended December 31, 2005, filed February 17, 2006)
		*(viii)	Form of Restricted Stock Rights Agreement applicable to 2006 Restricted Stock Rights, as amended
		*(ix)	2006 CPC Incentive Restricted Stock Rights Agreement of Wesley G. Bush dated May 16, 2006, as amended

NORTHROP GRUMMAN CORPORATION

		(x)	2006 CPC Incentive Restricted Stock Rights Agreement of Scott J. Seymour dated May 16, 2006 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2006, filed July 27, 2006)
		*(xi)	Form of Restricted Performance Stock Rights Agreement, applicable to 2007 Restricted Performance Stock Rights, as amended
		(xii)	Form of Agreement for 2007 Stock Options (officers) (incorporated by reference to Exhibit 10(2)(ii) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007)
		*(xiii)	Terms and Conditions Applicable to Special 2007 Restricted Stock Rights Granted to James F. Palmer dated March 12, 2007, as amended
*10	(j)	Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2005)
		*(i)	Appendix A: Northrop Supplemental Retirement Income Program for Senior Executives (Amended and Restated Effective as of January 1, 2005)
		(ii)	Appendix B: ERISA Supplemental Program 2 as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(j)(ii) of Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
		*(iii)	Appendix F: CPC Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2005)
		*(iv)	Appendix G: Officers Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2005)
*10	(k)	Northrop Grumman ERISA Supplemental Plan (Amended and Restated Effective as of January 1, 2005)
*10	(l)	Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) (Amended and Restated Effective January 1, 2005)
*10	(m)	Northrop Grumman Electronic Systems Executive Pension Plan (Amended and Restated Effective as of January 1, 2005)
10	(n)	Northrop Grumman Corporation March 2004 Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)
10	(o)	Form of Northrop Grumman Corporation March 2004 Special Agreement (relating to severance program for change in control) (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003)
*10	(p)	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation As amended and restated effective January 1, 2008
*10	(q)	Northrop Grumman Corporation Non-Employee Directors Equity Participation Plan, as Amended and Restated January 1, 2008
10	(r)	Non-Employee Director Compensation Term Sheet, effective October 24, 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, filed October 24, 2007)
10	(s)	Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.39 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)
*10	(t)	Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2005)
*10	(u)	The 2002 Incentive Compensation Plan of Northrop Grumman Corporation, As amended and restated effective as of January 1, 2008
*10	(v)	Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non-Section 162(m) Officers), as amended and restated effective January 1, 2008

NORTHROP GRUMMAN CORPORATION

*10	(w)	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2005)
10	(x)	Employment Agreement dated February 19, 2003, between Northrop Grumman Corporation and Dr. Ronald D. Sugar (incorporated by reference to Exhibit 10(nn) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
10	(y)	Employment Agreement between Dr. Ronald D. Sugar and Northrop Grumman Corporation dated September 19, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2001, filed November 5, 2001)
10	(z)	Letter Agreement dated June 21, 2000, between Litton Industries, Inc. and Ronald D. Sugar (incorporated by reference to Exhibit 10.1 to Form 8-K of Litton Industries, Inc. (“LII”) dated and filed June 22, 2000), and Letter Agreement dated December 21, 2000, between Northrop Grumman Corporation and Ronald D. Sugar (incorporated by reference to Exhibit 99(e)(7) to Schedule 14D-9 of LII filed January 5, 2001), as amended by Amendment dated January 31, 2001, between Northrop Grumman Corporation and Ronald D. Sugar (incorporated by reference to Exhibit 99(e)(16) to Amendment No. 3 to Schedule 14D-9 of LII filed February 1, 2001)
*10	(aa)	Litton Industries, Inc. Restoration Plan 2 (Amended and Restated Effective as of January 1, 2005)
*10	(bb)	Litton Industries, Inc. Restoration Plan (Amended and Restated Effective as of January 1, 2005)
10	(cc)	Litton Industries, Inc. Supplemental Executive Retirement Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(ee) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(dd)	Northrop Grumman Corporation Supplemental Retirement Replacement Plan (Effective March 12, 2007) for James F. Palmer (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended June 30, 2007, filed July 24, 2007)
10	(ee)	Northrop Grumman Corporation Special Officer Retiree Medical Plan (As Amended and Restated Effective April 1, 2007) (incorporated by reference to Exhibit 10(5) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007)
10	(ff)	Executive Life Insurance Policy (incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(gg)	Executive Accidental Death, Dismemberment and Plegia Insurance Policy (incorporated by reference to Exhibit 10(hh) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(hh)	Executive Long-Term Disability Insurance Policy (incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(ii)	Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, filed February 22, 1996)
10	(jj)	Group Personal Excess Liability Policy (incorporated by reference to Exhibit 10(ll) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10	(kk)	Northrop Grumman Executive Medical Plan Benefit Matrix effective July 1, 2006 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2006, filed July 27, 2006)
10	(ll)	Retirement Transition Agreement dated October 2, 2007 between Northrop Grumman Corporation and Scott J. Seymour (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed October 5, 2007)
10	(mm)	Consultant Contract dated October 5, 2007 between Northrop Grumman Corporation and Scott J. Seymour (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed October 5, 2007)

NORTHROP GRUMMAN CORPORATION

10	(nn)	Offering letter dated February 1, 2007 from Northrop Grumman Corporation to James F. Palmer relating to position of Corporate Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10(3) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007)
*21		Subsidiaries
*23		Consent of Independent Registered Public Accounting Firm
*24		Power of Attorney
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*		Filed with this Report
**		Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February 2008.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller, and
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 20th day of February 2007, by the following persons and in the capacities indicated.

Signature		Title

Ronald D. Sugar*		Chairman and Chief Executive Officer (Principal Executive Officer), and Director

James F. Palmer*		Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Lewis W. Coleman*		Director

Vic Fazio*		Director

Donald E. Felsinger*		Director

Stephen Frank*		Director

Phillip Frost*		Director

Charles R. Larson*		Director

Richard B. Myers*		Director

Phillip A. Odeen*		Director

Aulana L. Peters*		Director

Kevin W. Sharer*		Director

*By:	/s/ Stephen D. Yslas Stephen D. Yslas Corporate Vice President, Secretary, and Deputy General Counsel Attorney-in-Fact pursuant to a power of attorney

NORTHROP GRUMMAN CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

	Balance at		Changes –	Balance at
	Beginning	Additions	Add	End
Description	of Period	At Cost	(Deduct)	of Period
Year ended December 31, 2005
Reserves and allowances deducted(1) from asset accounts:
Allowances for doubtful amounts	$264	$56	$(97)	$223
Valuation allowance on deferred tax assets	1,375		(36)	1,339
Year ended December 31, 2006
Reserves and allowances deducted(1) from asset accounts:
Allowances for doubtful amounts	$223	$171	$(86)	$308
Valuation allowance on deferred tax assets	1,339		(39)	1,300
Year ended December 31, 2007
Reserves and allowances deducted(1) from asset accounts:
Allowances for doubtful amounts	$308	$124	$(146)	$286
Valuation allowance on deferred tax assets	1,300	3	(711)	592

(1)	Uncollectible amounts written off, net of recoveries.