Form 10-Q
period 2008-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2008-04-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 22, 2008, 342,057,191 shares of common stock were outstanding.

i

NORTHROP GRUMMAN CORPORATION

ii

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
$ in millions, except per share	2008	2007
Sales and Service Revenues
Product sales	$4,394	$4,140
Service revenues	3,330	3,174

Total sales and service revenues	7,724	7,314

Cost of Sales and Service Revenues
Cost of product sales	3,729	3,168
Cost of service revenues	2,793	2,749
General and administrative expenses	738	707

Operating income	464	690
Other Income (Expense)
Interest income	7	7
Interest expense	(77)	(89)
Other, net	15	(8)

Earnings from continuing operations before income taxes	409	600
Federal and foreign income taxes	146	206

Earnings from continuing operations	263	394
Income (Loss) from discontinued operations, net of tax	1	(7)

Net earnings	$264	$387

Basic Earnings (Loss) Per Share
Continuing operations	$.78	$1.14
Discontinued operations		(.02)

Basic earnings per share	$.78	$1.12

Weighted-average common shares outstanding, in millions	338.8	345.3

Diluted Earnings (Loss) Per Share
Continuing operations	$.76	$1.12
Discontinued operations		(.02)

Diluted earnings per share	$.76	$1.10

Weighted-average diluted shares outstanding, in millions	349.3	358.3

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	March 31,	December 31,
$ in millions	2008	2007
Assets:
Cash and cash equivalents	$429	$963
Accounts receivable, net of progress payments of $41,983 in 2008 and $40,475 in 2007	4,358	3,790
Inventoried costs, net of progress payments of $1,479 in 2008 and $1,345 in 2007	1,132	1,000
Deferred income taxes	529	542
Prepaid expenses and other current assets	501	502

Total current assets	6,949	6,797
Property, plant, and equipment, net of accumulated depreciation of $3,552 in 2008 and $3,424 in 2007	4,645	4,690
Goodwill	17,620	17,672
Other purchased intangibles, net of accumulated amortization of $1,711 in 2008 and $1,687 in 2007	1,020	1,074
Pension and postretirement benefits asset	2,103	2,080
Other assets	1,038	1,060

Total assets	$33,375	$33,373

Liabilities:
Notes payable to banks	$59	$26
Current portion of long-term debt	110	111
Trade accounts payable	1,806	1,890
Accrued employees’ compensation	1,248	1,175
Advance payments and billings in excess of costs incurred	1,834	1,563
Other current liabilities	1,680	1,667

Total current liabilities	6,737	6,432
Long-term debt, net of current portion	3,928	3,918
Mandatorily redeemable preferred stock	46	350
Pension and postretirement benefits liability	3,059	3,008
Other long-term liabilities	2,004	1,978

Total liabilities	15,774	15,686

Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2008 — 339,155,655; 2007 — 337,834,561	339	338
Paid-in capital	10,438	10,661
Retained earnings	7,518	7,387
Accumulated other comprehensive loss	(694)	(699)

Total shareholders’ equity	17,601	17,687

Total liabilities and shareholders’ equity	$33,375	$33,373

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
$ in millions	2008	2007
Net earnings	$264	$387

Other comprehensive income (loss)
Change in cumulative translation adjustment	3	2
Change in unrealized loss on marketable securities, net of tax	(2)
Change in unamortized benefit plan costs, net of tax	4	8

Other comprehensive income, net of tax	5	10

Comprehensive income	$269	$397

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
$ in millions	2008	2007
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$1,608	$1,532
Collections on billings	5,950	5,745
Income tax refunds received	2	1
Interest received	7	7
Proceeds from insurance carriers related to operations	5
Other cash receipts	28	15

Total sources of cash-continuing operations	7,600	7,300

Uses of Cash—Continuing Operations Cash paid to suppliers and employees	(7,189)	(6,676)
Interest paid	(113)	(127)
Income taxes paid	(54)	(22)
Excess tax benefits from stock-based compensation	(44)	(52)
Other cash payments	(3)	(9)

Total uses of cash-continuing operations	(7,403)	(6,886)

Cash provided by continuing operations	197	414
Cash used in discontinued operations	(3)	(14)

Net cash provided by operating activities	194	400

Investing Activities
Payment for businesses purchased, net of cash acquired		(578)
Additions to property, plant, and equipment	(143)	(158)
Payments for outsourcing contract and related software costs	(35)	(30)
Proceeds from insurance carriers related to capital expenditures		3
Proceeds from disposals of property, plant and equipment	3
Decrease in restricted cash	26	15
Other investing activities, net	1	1

Net cash used in investing activities	(148)	(747)

Financing Activities
Net borrowings under lines of credit	33	230
Principal payments of long-term debt		(23)
Proceeds from exercises of stock options and issuance of common stock	69	156
Dividends paid	(126)	(121)
Excess tax benefits from stock-based compensation	44	52
Common stock repurchases	(600)	(600)

Net cash used in financing activities	(580)	(306)

Decrease in cash and cash equivalents	(534)	(653)
Cash and cash equivalents, beginning of period	963	1,015

Cash and cash equivalents, end of period	$429	$362

NORTHROP GRUMMAN CORPORATION

	Three Months Ended
	March 31
$ in millions	2008	2007
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net Earnings	$264	$387
Adjustments to reconcile to net cash provided by operating activities
Depreciation	136	135
Amortization of assets	62	34
Stock-based compensation	44	38
Excess tax benefits from stock-based compensation	(44)	(52)
Loss on disposals of property, plant, and equipment	1
Amortization of long-term debt premium	(3)	(3)
Decrease (increase) in
Accounts receivable	(2,080)	(1,436)
Inventoried costs	(266)	(89)
Prepaid expenses and other current assets	(15)	18
Increase (decrease) in
Progress payments	1,642	1,390
Accounts payable and accruals	254	(264)
Deferred income taxes	26	(4)
Income taxes payable	112	177
Retiree benefits	31	47
Other non-cash transactions, net	33	36

Cash provided by continuing operations	197	414
Cash used in discontinued operations	(3)	(14)

Net cash provided by operating activities	$194	$400

Non-Cash Investing and Financing Activities
Purchase of business
Fair value of assets acquired, including goodwill		$682
Cash paid for businesses purchased		(578)

Liabilities assumed		$104

Mandatorily redeemable preferred stock converted into common stock	$304

Capital Leases		$21

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31
$ in millions, except per share	2008	2007
Common Stock
At beginning of period	$338	$346
Common stock repurchased	(8)	(8)
Conversion of preferred stock	6
Employee stock awards and options	3	5

At end of period	339	343

Paid-in Capital
At beginning of period	10,661	11,346
Common stock repurchased	(592)	(592)
Conversion of preferred stock	298
Employee stock awards and options	71	169

At end of period	10,438	10,923

Retained Earnings
At beginning of period	7,387	6,183
Net earnings	264	387
Adoption of new accounting standards	(3)	(66)
Dividends	(130)	(130)

At end of period	7,518	6,374

Accumulated Other Comprehensive Loss
At beginning of period	(699)	(1,260)
Adjustment to deferred tax benefit recorded on adoption of SFAS No. 158		(46)
Other comprehensive income	5	10

At end of period	(694)	(1,296)

Total shareholders’ equity	$17,601	$16,344

Cash dividends per share	$.37	$.37

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited consolidated condensed financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the consolidated financial position, results of operations, and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto contained in the company’s 2007 Annual Report on Form 10-K.

The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is management’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires the businesses to close their books on the Friday nearest these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist within a reporting year.

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
$ in millions	2008	2007
Cumulative translation adjustment	$37	$34
Unrealized gain (loss) on marketable securities, net of tax	1	3
Unamortized benefit plan costs, net of tax benefit of $468 as of March 31, 2008, and $470 as of December 31, 2007, respectively	(732)	(736)

Total accumulated other comprehensive loss	$(694)	$(699)

Financial Statement Reclassifications – Certain amounts in the prior period financial statements and related notes have been reclassified to conform to the 2008 presentation, due to the disposition of certain businesses (Note 5).

2.	NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards
The disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 157 – Fair Value Measurements, which took effect on January 1, 2008, are presented in Note 3. On January 1, 2009, the company will implement the previously-deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value as required. Management does not believe that the remaining provisions will have a material effect on the company’s consolidated financial position or results of operations when they become effective.

NORTHROP GRUMMAN CORPORATION

During the three months ended March 31, 2007, an adjustment was made to shareholders’ equity related to the adoption of new accounting standards as previously disclosed; $66 million as a reduction of retained earnings in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (see also Note 13).

Standards Issued But Not Yet Effective
In December 2007, the FASB issued SFAS No. 141(R) – Business Combinations. SFAS No. 141(R) expands the definition of a business, thus increasing the number of transactions that will qualify as business combinations. SFAS No. 141(R) requires the acquirer to recognize 100 percent of an acquired business’ assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs will be expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, will be shown as revised in the future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption is not expected to materially impact the company’s consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that the standard will have on recorded amounts at that time relates to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of the standard, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to January 1, 2009 are reflected in the financial statements.

In December 2007, the FASB issued SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51. SFAS No. 160 requires (1) presentation of ownership interests in consolidated subsidiaries held by parties other than the parent within equity in the consolidated statements of financial position, but separately from the parent’s equity; (2) separate presentation of the consolidated net income attributable to the parent and to the minority interest on the face of the consolidated statements of income; (3) accounting for changes in a parent’s ownership interest where the parent retains its controlling financial interest in its subsidiary as equity transactions; (4) initial measurement of the noncontrolling interest retained for any deconsolidated subsidiaries at fair value with recognition of any resulting gains or losses through earnings; and (5) additional disclosures that identify and distinguish between the interests of the parent and noncontrolling owners. SFAS No. 160 is effective for the company beginning January 1, 2009. Adoption of this statement is not expected to have a material impact on the company’s consolidated financial position or results of operations when it becomes effective in 2009, but may significantly affect the accounting for noncontrolling (or minority) interests from that date forward.

In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1 – Accounting for Collaborative Arrangements. EITF Issue No. 07-1 defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF Issue No. 07-1 is effective for the company beginning January 1, 2009. Management is currently evaluating the effect that adoption of this issue will have on the company’s consolidated financial position or results of operations when it becomes effective in 2009.

Other new pronouncements issued but not effective until after March 31, 2008 are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

NORTHROP GRUMMAN CORPORATION

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2008, there were marketable equity securities of $65 million included in prepaid expenses and other current assets and $160 million of marketable debt and equity securities included in other long-term assets, all of which are recorded at fair value based upon quoted market prices. These investments can be liquidated without restriction. Other financial instruments recorded at fair value based on significant other observable inputs are not material. As of March 31, 2008, the company has no other assets or liabilities that are measured at fair value on a recurring basis.

4.	DIVIDENDS ON COMMON STOCK AND CONVERSION OF PREFERRED STOCK

Dividends on Common Stock – In April 2008, the company’s board of directors approved an increase to the quarterly common stock dividend from $.37 per share to $.40 per share, for shareholders of record as of June 2, 2008.

On February 21, 2007, the company’s board of directors approved a 23 percent increase to the quarterly common stock dividend, from $.30 per share to $.37 per share, effective with the first quarter 2007 dividend.

Conversion of Preferred Stock – On February 20, 2008, the company’s Board of Directors approved the redemption of the 3.5 million shares of mandatorily redeemable Series B convertible preferred stock on April 4, 2008. As of March 31, 2008, 3 million shares had been converted at the option of the holder into 5.5 million shares of common stock. Had the redemption of the remaining 0.5 million preferred shares taken place at March 31, 2008, each share would have been redeemed for 1.295 shares of common stock.

Subsequent to March 31, 2008, substantially all of the 0.5 million remaining preferred shares were converted at the option of the holder. All remaining shares were redeemed by the company. As a result of the redemption and conversion the company issued approximately 6.4 million shares of common stock.

5.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions
Essex – In January 2007, the company acquired Essex Corporation (Essex) for approximately $590 million in cash, including estimated transaction costs of $15 million, and the assumption of debt totaling $23 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. The operating results of Essex are reported in the Mission Systems segment. The assets, liabilities, and results of operations of Essex were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

AMSEC – In July 2007, the company and Science Applications International Corporation (SAIC) reorganized their joint venture AMSEC, LLC (AMSEC), by dividing AMSEC along customer and product lines. Under the reorganization plan, the company retained the ship engineering, logistics and technical service businesses under the AMSEC name (the AMSEC Businesses) and, in exchange, SAIC received the aviation, combat systems and strike force integration services businesses from AMSEC (the Divested Businesses). Prior to the reorganization, including the three month period ending March 31, 2007, the company accounted for AMSEC, LLC under the equity method, whereas during the three months ended March 31, 2008, the results of operations of the AMSEC Businesses were consolidated.

Dispositions
Electro-Optical Systems – In March 2008, the company signed a definitive agreement to sell its Electro-Optical Systems business for $175 million in cash to L-3 Communications Corporation. The transaction closed in April 2008 and the company expects to recognize a small after-tax gain. Electro-Optical Systems, a part of the company’s Electronics segment, produces night vision and applied optics products and had sales and (loss) earnings after tax of approximately $190 million and ($8) million in fiscal year 2007 and $43 million and $1 million for the three months ended March 31, 2008, respectively. Operating results of this business are

NORTHROP GRUMMAN CORPORATION

immaterial and reported as discontinued operations in the consolidated condensed statements of operations for all periods presented.

ITD – During the second quarter of 2007, management announced its decision to exit the remaining ITD business reported within the Electronics segment. Sales for this business for the three months ended March 31, 2007, were $4 million. The shut-down was completed during the third quarter of 2007 and costs associated with the shutdown were not material. The results of this business are reported as discontinued operations in the consolidated condensed statements of operations.

6.	SEGMENT INFORMATION

The company is aligned into seven segments categorized into four primary businesses. The Mission Systems, Information Technology, and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Shipbuilding segments are each presented as separate businesses.

In January 2008, the Newport News and Ship Systems businesses were realigned into a single segment called Northrop Grumman Shipbuilding to enable the company to more effectively utilize its shipbuilding assets and deploy its shipbuilders, processes, technologies, production facilities and planned capital investments to meet customer needs. This realignment had no impact on the company’s consolidated financial position, results of operations, cash flows, or segment reporting. Previously, these businesses were separate operating segments which were aggregated into a single segment for financial reporting purposes. In addition, certain Electronics businesses were transferred to Mission Systems effective January 2008. The transfer of these businesses did not have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

In January 2007, certain programs and business areas were transferred between Information Technology, Mission Systems, Space Technology, and Technical Services.

The sales and segment operating income in the following tables have been revised, where applicable, to reflect the above realignments for all periods presented.

In January 2008, the company announced the transfer of certain programs and assets from the Mission Systems segment to the Space Technology segment, effective July 1, 2008. This transfer will allow Mission Systems to focus on the rapidly growing command, control, communications, computers, intelligence, surveillance, and reconnaissance business, and the missiles business will be an integrated element of the company’s Aerospace business growth strategy. This subsequent realignment is not reflected in any of the accompanying financial information.

NORTHROP GRUMMAN CORPORATION

The following table presents segment sales and service revenues for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31
$ in millions	2008	2007
Sales and Service Revenues
Information & Services
Mission Systems	$1,545	$1,395
Information Technology	1,085	1,038
Technical Services	505	520

Total Information & Services	3,135	2,953

Aerospace
Integrated Systems	1,340	1,281
Space Technology	775	754

Total Aerospace	2,115	2,035

Electronics	1,555	1,528
Shipbuilding	1,264	1,156
Intersegment eliminations	(345)	(358)

Total sales and service revenues	$7,724	$7,314

The following table presents segment operating income reconciled to total operating income for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31
$ in millions	2008	2007
Operating Income
Information & Services
Mission Systems	$145	$117
Information Technology	89	86
Technical Services	26	28

Total Information & Services	260	231

Aerospace
Integrated Systems	170	160
Space Technology	65	59

Total Aerospace	235	219

Electronics	209	192
Shipbuilding	(218)	79
Intersegment eliminations	(28)	(29)

Total segment operating income	458	692
Non-segment factors affecting operating income
Unallocated expenses	(32)	(32)
Net pension adjustment	59	33
Reversal of royalty income included above	(21)	(3)

Total operating income	$464	$690

NORTHROP GRUMMAN CORPORATION

Shipbuilding Earnings Charge Relating to LHD-8 Contract Performance – LHD-8 is an amphibious assault ship under construction at one of the Gulf Coast shipyards. The LHD-8 contract features significant enhancements compared with earlier ships of the class and will incorporate major new systems, including a gas turbine engine propulsion system, a new electrical generation and distribution system, and a centralized machinery control system administered over a fiber optic network. The LHD-8 contract is a fixed-price incentive contract, and a substantial portion of the performance margin on the contract was previously consumed by the impact from Hurricane Katrina in 2005 and a charge of $55 million in the second quarter of 2007.

Lack of progress in LHD-8 on-board testing preparatory to sea trials prompted the company to undertake a comprehensive review of the program, including a detailed physical audit of the ship. From this review, management became aware in March 2008 of the need for substantial rework on the ship, primarily in electrical cable installations. As a result, management recorded a pre-tax charge of $272 million for the additional vessel labor, materials and level-of-effort support required to perform the rework and complete the ship. The charge directly impacted the company’s earnings and the contract is now in a forward loss position. The LHD-8 is now expected to be delivered in the second quarter of 2009.

As a result of the impact on workforce re-deployment caused by the delay in LHD-8, an evaluation was performed on other ships under construction at the Gulf Coast shipyards. Based on this evaluation, and a review of other program risk factors, management recorded a pre-tax charge of $35 million representing the cost and schedule impacts on these programs.

The company also evaluated the possible impairment of assets, including goodwill, caused by the delay in LHD-8. As a result, purchased intangibles with a net book value of $19 million associated with LHD-8 and other programs were written off. Management has put in place new leadership team assignments on the LHD-8 contract and will be applying known and proven quality control processes from the company’s other shipbuilding areas and elsewhere in the company to strengthen the quality assurance levels in the Gulf Coast shipbuilding operations. While management believes the charges above are adequate to cover known risk to date and that the steps taken to improve quality assurance will be effective, the LHD-8 program is on-going and the company’s efforts and the end results must be satisfactory to the customer. The company believes that its estimate of costs to complete the LHD-8 contract reflects appropriate cost estimates based on known information, but cannot provide absolute assurance that additional costs will not be required.

The aggregate effect of the foregoing is that a pre-tax charge of $326 million was recognized in the three months ended March 31, 2008.

Unallocated Expenses – Unallocated expenses include the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.

Net Pension Adjustment – The net pension adjustment reflects the difference between pension expense determined in accordance with accounting principles generally accepted in the United States of America and pension expense allocated to the operating segments determined in accordance with CAS.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

7.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share from continuing operations are calculated by dividing earnings from continuing operations available to common shareholders by the weighted-average number of shares of common stock outstanding during each period.

NORTHROP GRUMMAN CORPORATION

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans, and the company’s mandatorily redeemable Series B convertible preferred stock. The dilutive effect of these securities totaled 10.5 million shares and 13 million shares (including 4.5 million shares and 6.4 million shares for the preferred stock, respectively) for the three months ended March 31, 2008 and 2007, respectively. The weighted-average diluted shares outstanding for the three months ended March 31, 2008 and 2007, exclude stock options to purchase approximately 1.3 million and 74,000 shares, respectively, because such options have an exercise price in excess of the average market price of the company’s common stock during the period.

Diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended
	March 31
in millions, except per share	2008	2007
Diluted Earnings per Share
Earnings from continuing operations	$263	$394
Add dividends on mandatorily redeemable convertible preferred stock	1	6

Earnings available to common shareholders from continuing operations	$264	$400

Weighted-average common shares outstanding	338.8	345.3
Dilutive effect of stock options, awards and mandatorily redeemable convertible preferred stock	10.5	13.0

Weighted-average diluted shares outstanding	349.3	358.3

Diluted earnings per share from continuing operations	$.76	$1.12

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2006:

					Shares Repurchased
					(in millions)
	Amount		Total Shares		Three Months Ended
	Authorized	Average Price	Retired		March 31
Authorization Date	(in billions)	Per Share	(in millions)	Date Completed	2008	2007
October 24, 2005	$1.5	$65.08	23.0	February 2007		2.3
December 14, 2006	1.0	75.96	13.1	November 2007		5.7
December 19, 2007	2.5	79.13	7.6		7.6

					7.6	8.0

As part of the share repurchase programs, the company entered into an accelerated share repurchase agreement in February 2007 with a bank to repurchase shares of common stock. The shares were immediately borrowed by the bank and then sold to and canceled by the company. Subsequently, shares were purchased in the open market by the bank to settle its share borrowings. Under this arrangement, the ultimate cost of the company’s share repurchases was subject to adjustment based on the actual cost of the shares subsequently purchased by the bank. If an additional amount was owed by the company upon settlement, the price adjustment could have been settled, at the company’s option, in cash or in shares of common stock. The final price adjustment under this agreement was immaterial.

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

As of March 31, 2008, the company has $1.9 billion authorized for share repurchases.

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amounts of goodwill for the three months ended March 31, 2008, were as follows:

		Goodwill	Goodwill	Fair Value
		Transferred	Transferred to	Adjustments
	Balance as of	in Segment	Discontinued	to Net Assets	Balance as of
$ in millions	December 31, 2007	Realignment	Operations	Acquired	March 31, 2008

Mission Systems	$4,677	$47		$1	$4,725
Information Technology	2,184				2,184
Technical Services	810				810
Integrated Systems	1,021			(7)	1,014
Space Technology	2,852			2	2,854
Electronics	2,514	(47)	$(47)	(7)	2,413
Shipbuilding	3,614			6	3,620

Total	$17,672	$	$(47)	$(5)	$17,620

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,631	$(1,639)	$992	$2,661	$(1,616)	$1,045
Other purchased intangibles	100	(72)	28	100	(71)	29

Total	$2,731	$(1,711)	$1,020	$2,761	$(1,687)	$1,074

During the three months ended March 31, 2008, the company evaluated the possible impairment of assets, including goodwill, caused by the delay in the LHD-8 program (see Note 6). As a result, purchased intangibles with a net book value of $19 million were written off associated with the LHD-8 and other programs.

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 21 years. Aggregate amortization expense for the three months ended March 31, 2008, was $53 million, including $19 million of additional amortization related to the write off above.

NORTHROP GRUMMAN CORPORATION

The table below shows expected amortization for purchased intangibles for the remainder of 2008 and for the next five years:

$ in millions

Year Ending December 31
2008 (April 1 – December 31)	$83
2009	100
2010	91
2011	54
2012	52
2013	42

9.	LITIGATION

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

As previously disclosed, on May 17, 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems.” By letter dated June 5, 2007, the Coast Guard stated that the revocation of acceptance also was based on alleged “nonconforming topside equipment” on the vessels. On August 13, 2007, the company submitted a response to the Coast Guard, maintaining that the revocation of acceptance was improper. In late December 2007, the Coast Guard responded to the company’s August submittal and advised Integrated Coast

NORTHROP GRUMMAN CORPORATION

Guard Systems (the contractors’ joint venture for performing the Deepwater Program) that the Coast Guard is seeking $96.1 million from the Joint Venture as a result of the revocation of acceptance of the eight vessels delivered under the 123-foot conversion program. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. The letter is not a contracting officer’s final decision and the company and its joint venture partner and subcontractor are preparing a response. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail.

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

Insurance Recovery – As previously disclosed, the company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 10). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the district court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the district court’s order. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter.

10.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as incentives, contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2008, the amounts related to the aforementioned items are not material individually or in the aggregate.

In April 2007, the company was notified by the prime contractor on the Wedgetail contract under the Multirole Electronic Scanned Array (MESA) program that it anticipates the prime contractor’s delivery dates will be late and this could subject the prime contractor to liquidated damages from the customer. Should liquidated damages be assessed, the company would share in a proportionate amount of those damages to a maximum of approximately $40 million. As of March 31, 2008, the company has not been notified by the prime contractor as to any claim for liquidated damages. Until such time as additional information is available from the prime

NORTHROP GRUMMAN CORPORATION

contractor, it is not possible to determine the impact to the consolidated financial statements, if any, for this matter.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2008, the range of reasonably possible future costs for environmental remediation sites was $189 million to $275 million, of which $231 million is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Hurricane Katrina – In August 2005, the company’s operations in the Gulf Coast area of the U.S. were significantly impacted by Hurricane Katrina and the company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the company has incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. As of the date of the storm, the company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability (referred to in this discussion generally as “lost profits”), and costs associated with clean-up and recovery.

The company’s Hurricane Katrina insurance claim is continually being evaluated based on actions to date and an assessment of remaining recovery scope. Certain amounts within the overall claim are still in the process of being finalized and the overall value of the claim may change from the amounts disclosed in the Notes to the Consolidated Financial Statements contained in the company’s 2007 Annual Report on Form 10-K. The company has recovered a certain portion of its claim and expects that its residual claim will be resolved separately with the two remaining insurers, including FM Global, and the company has pursued the resolution of its claim with that understanding (see Note 9).

The company has full entitlement to insurance recoveries related to lost profits; however, because of uncertainties concerning the ultimate determination of recoveries related to lost profits, in accordance with company policy no such amounts are recognized by the company until they are settled with the insurers. Furthermore, due to the uncertainties with respect to the company’s disagreement with FM Global, no receivables have been recognized by the company in the accompanying consolidated condensed financial statements for insurance recoveries from FM Global.

Co-Operative Agreements – In 2003, Shipbuilding executed agreements with the states of Mississippi and Louisiana whereby Shipbuilding leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Shipbuilding to these states. As of March 31, 2008, Shipbuilding has fully met its obligations under the Mississippi agreement and has met all but one requirement under the Louisiana agreement related to minimum employment levels. Failure by

NORTHROP GRUMMAN CORPORATION

Shipbuilding to meet the remaining Louisiana commitment would result in reimbursement by Shipbuilding to Louisiana in accordance with the agreement. As of March 31, 2008, Shipbuilding expects that the remaining commitment under the Louisiana agreement will be met based on its most recent business plan.

Financial Arrangements – In the ordinary course of business, the company utilizes standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At March 31, 2008, there were $495 million of unused standby letters of credit, $149 million of bank guarantees, and $540 million of surety bonds outstanding.

The company has also guaranteed a $200 million loan made to Shipbuilding in connection with the Gulf Opportunity Zone Industrial Revenue Bonds issued in December 2006. Under the loan agreement the company guaranteed Shipbuilding’s repayment of the principal and interest to the Trustee and also guaranteed payment of the principal and interest by the Trustee to the underlying bondholders.

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

Operating Leases – Rental expense for operating leases, excluding discontinued operations, for the three months ended March 31, 2008 and 2007 was $139 million and $130 million, respectively, net of immaterial amounts of sublease rental income.

Related Party Transactions – The company had no material related party transactions for any period presented.

11.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended March 31
			Medical and
	Benefits Pension		Life Benefits
$ in millions	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$181	$196	$14	$13
Interest cost	334	312	41	41
Expected return on plan assets	(475)	(443)	(16)	(15)
Amortization of:
Prior service costs	10	10	(16)	(16)
Net loss from previous years	6	12	5	6

Net periodic benefit cost	$56	$87	$28	$29

Defined contribution plans cost	$75	$82

Employer Contributions – The company expects to contribute approximately $121 million to its pension plans and approximately $201 million to its medical and life benefit plans in 2008. As of March 31, 2008, contributions of

NORTHROP GRUMMAN CORPORATION

$26 million and $26 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

12.	STOCK COMPENSATION PLANS

At March 31, 2008, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Directors as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

Compensation Expense – Total pre-tax stock-based compensation for the three months ended March 31, 2008 and 2007, was $44 million and $38 million, respectively, of which $4 million in each period was related to Stock Options and the remainder related to Stock Awards. Tax benefits recognized in the consolidated condensed statements of income for stock-based compensation during the three months ended March 31, 2008 and 2007, were $17 million and $15 million, respectively. In addition, the company realized tax benefits of $20 million and $30 million from the exercise of Stock Options and $94 million and $77 million from the issuance of Stock Awards in the three months ended March 31, 2008 and 2007, respectively.

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

The significant weighted average assumptions relating to the valuation of the company’s Stock Options for the three months ended March 31, 2008 and 2007, were as follows:

	2008	2007
Dividend yield	1.8%	2.1%
Volatility rate	20%	20%
Risk-free interest rate	2.8%	4.6%
Expected option life (years)	6.0	6.0

The weighted-average grant date fair value of Stock Options granted during each of the three months ended March 31, 2008 and 2007, was $15 per share.

NORTHROP GRUMMAN CORPORATION

Stock Option activity for the three months ended March 31, 2008, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2008	14,883	$51	4.6 years	$416
Granted	1,303	81
Exercised	(1,605)	48
Cancelled and forfeited	(51)	62

Outstanding at March 31, 2008	14,530	$54	5.1 years	$355

Vested and expected to vest in the future at March 31, 2008	14,402	$54	5.1 years	$354

Exercisable at March 31, 2008	12,180	$50	4.3 years	$342

Available for grant at March 31, 2008	10,822

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007, was $51 million and $77 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at March 31, 2008 (for outstanding options), less the applicable exercise price.

Stock Awards – Compensation expense for Stock Awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. During the three months ended March 31, 2008, 2.9 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $233 million and a grant date fair value of $155 million. During the three months ended March 31, 2007, 2.6 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $198 million and a grant date fair value of $124 million. There were 2.6 million Stock Awards granted in the three months ended March 31, 2007, with a weighted-average grant date fair value of $64 per share.

Stock Award activity for the three months ended March 31, 2008, was as follows:

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2008	5,144	$67	1.3 years
Granted (including performance adjustment on shares vested)	1,571	75
Vested	(86)	53
Forfeited	(225)	60

Outstanding at March 31, 2008	6,404	$70	1.5 years

Available for grant at March 31, 2008	3,582

Unrecognized Compensation Expense – At March 31, 2008, there was $312 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which

NORTHROP GRUMMAN CORPORATION

$31 million relates to Stock Options and $281 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 1.8 years.

13.	INCOME TAXES

The company’s effective tax rates on income from continuing operations were 35.7 percent and 34.3 percent for the three months ended March 31, 2008 and 2007, respectively. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently examining the company’s U.S. income tax returns for 1999-2006, including pre-acquisition activities of acquired companies. In addition, open tax years related to state and foreign jurisdictions remain subject to examination, but are not material.

Pursuant to the company’s merger with TRW in December 2002, the company is liable for tax deficiencies of TRW and its subsidiaries prior to the merger. The IRS examined the TRW income tax returns for the years ended 1999 through the date of the merger and asserted tax deficiencies for those years to which the company took exception. The 1999 through 2002 TRW audit deficiencies are currently under consideration at IRS Appeals. In January 2008 the company and the IRS reached a tentative agreement with respect to the proposed tax deficiencies. Although the final outcome is not determinable until the Joint Committee completes its review in 2008, it is reasonably possible that unrecognized tax benefits of up to $106 million may be eliminated, all of which would result in an offsetting reduction to goodwill.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2008, and the related consolidated condensed statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 20, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of a new accounting standard for income taxes. In our opinion, the information set forth in the accompanying consolidated condensed statement of financial position as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/	Deloitte & Touche LLP
Los Angeles, California
April 24, 2008

NORTHROP GRUMMAN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion should be read along with the unaudited consolidated condensed financial statements included in this Form 10-Q, as well as the company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the company’s products and services, industry outlook, and business trends. See discussion of consolidated results starting on page I-24 and discussion of results by segment starting on page I-26.

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

Business Outlook and Operational Trends – There have been no material changes to the company’s products and services, industry outlook, or business trends from those disclosed in the company’s 2007 Annual Report on Form 10-K. The company’s shipyard operations in the Gulf Coast continue to be impacted from workforce shortages resulting from hurricanes in 2005.

Notable Events – Notable events or activity during the three months ended March 31, 2008, affecting the company’s consolidated financial results included the following:

■	Contract award of $1.5 billion by U.S. Air force to replace its aerial refueling tanker fleet currently under protest – see page I-33.

■	Pre-tax charge of $326 million associated with the LHD-8 and other ships – see page I-32 and Note 6 to the Consolidated Condensed Financial Statements in Part I, Item 1.

■	Conversion of 3 million shares of mandatorily redeemable Series B Convertible preferred stock to 5.5 million shares of common stock – see Note 4 to the Consolidated Condensed Financial Statements in Part I, Item 1.

■	Classification of Electro-Optical Systems as discontinued operations – see Note 5 to the Consolidated Condensed Financial Statements in Part I, Item 1.

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

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended
	March 31
$ in millions, except per share	2008	2007
Sales and service revenues	$7,724	$7,314
Cost of sales and service revenues	7,260	6,624
Operating income	464	690
Interest expense, net	(70)	(82)
Federal and foreign income taxes	146	206
Diluted earnings per share from continuing operations	.76	1.12
Net cash provided by operating activities	194	400

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended March 31
$ in millions	2008	2007
Product sales	$4,394	$4,140
Service revenues	3,330	3,174

Sales and service revenues	$7,724	$7,314

Sales and service revenues for the three months ended March 31, 2008, increased $410 million, or 6 percent, as compared with the same period in 2007, reflecting higher sales in all operating segments except Technical Services. Sales and service revenues were impacted by a sales step back of $134 million on the LHD-8 program. See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues
Cost of sales and service revenues is comprised of the following:

	Three Months Ended March 31
$ in millions	2008	2007
Cost of product sales	$3,729	$3,168
% of product sales	84.9%	76.5%
Cost of service revenues	2,793	2,749
% of service revenues	83.9%	86.6%
General and administrative expenses	738	707
% of total sales & service revenues	9.6%	9.7%

Cost of sales and service revenues	$7,260	$6,624

Cost of Product Sales and Service Revenues – The increase in cost of product sales as a percentage of product sales for the three months ended March 31, 2008, as compared to the same period in 2007 is primarily due to a $326 million pre-tax charge at Shipbuilding for cost growth on the LHD-8 contract, related program risk and schedule impacts on other ships, and impairment of purchased intangibles at the Gulf Coast shipyard. Cost of service revenues as a percentage of service revenues for the three months ended March 31, 2008, as compared to

NORTHROP GRUMMAN CORPORATION

the same period in 2007, declined primarily at Technical Services, due to contract mix. See the Segment Operating Results section below for further information.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts and such costs, for most components of the company, are allocated to contracts in progress on a systematic basis, and contract performance factors include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations and remained essentially unchanged as a percentage of total sales and service revenues.

Operating Income
The company considers operating income to be an important measure for evaluating its operating performance and defines “operating income” as revenues less the related cost of producing the revenues and general and administrative expenses. Operating income for the company is further evaluated for each of the business segments in which the company operates, and “segment operating income” is one of the key metrics used by management of the company to internally manage its operations.

The table below reconciles segment operating income to total operating income:

	Three Months Ended
	March 31
$ in millions	2008	2007
Segment operating income	$458	$692
Unallocated expenses	(32)	(32)
Net pension adjustment	59	33
Royalty income adjustment	(21)	(3)

Total operating income	$464	$690

Segment Operating Income – Segment operating income for the three months ended March 31, 2008, decreased $234 million, or 34 percent, as compared to the same period in 2007. Total segment operating income was 5.9 percent and 9.5 percent of total sales and service revenues for the three months ended March 31, 2008, and 2007, respectively. The decrease in operating income includes a $326 million pre-tax charge stemming from cost growth, schedule delays and impairment of purchased intangibles related to the Shipbuilding segment. See the Segment Operating Results section below and Note 6 to the Consolidated Condensed Financial Statements in Part I, Item 1 for further information.

Unallocated Expenses – Unallocated expenses include the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated expenses for the three months ended March 31, 2008, was principally unchanged as compared with the same period in 2007.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with U.S. Government Cost Accounting Standards (CAS). For the three months ended March 31, 2008, and 2007, pension expense determined in accordance with GAAP was $56 million and $87 million, respectively, and pension expense determined in accordance with CAS amounted to $115 million and $120 million, respectively. The reduction in GAAP pension expense is primarily due to a higher return on plan assets and a higher discount rate.

NORTHROP GRUMMAN CORPORATION

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

Interest Expense, Net
Interest expense, net for the three months ended March 31, 2008, decreased $12 million, as compared with the same period in 2007, primarily due to the conversion of the majority of the mandatorily redeemable preferred stock. See Note 4 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Federal and Foreign Income Taxes
The company’s effective tax rate on earnings from continuing operations for the three months ended March 31, 2008, was 35.7 percent compared with 34.3 percent for the same period in 2007.

Discontinued Operations
Discontinued operations for the three months ended March 31, 2008 and 2007, represents the net operating results of the Electro-Optical Systems business formerly reported in the Electronics segment. See Note 5 to the Consolidated Condensed Financial Statements in Part I, Item I.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended March 31, 2008, were $0.76 per share, as compared with $1.12 per share in the same period in 2007. Earnings per share are based on weighted average diluted shares outstanding of 349.3 million for the three months ended March 31, 2008, and 358.3 million for the same period in 2007. Diluted earnings per share from continuing operations and the weighted average diluted shares outstanding in 2008 include the dilutive effects of the mandatorily redeemable Series B convertible preferred stock. A substantial portion of the mandatorily redeemable Series B convertible preferred stock was converted to common stock in the first quarter of 2008, with the remainder converted or redeemed in April 2008. See Notes 4 and 7 to the Consolidated Condensed Financial Statements in Part I, Item 1.

Net Cash Provided by Operating Activities
For the three months ended March 31, 2008, net cash provided by operating activities was $194 million compared to $400 million for the same period in 2007. The decrease of $206 million, or 52 percent, was due to an increase in accounts receivable due to timing of billing and collection and as the result of the transition to an internal accounting software system common to other parts of the company.

SEGMENT OPERATING RESULTS

Basis of Presentation
In January 2008, the Newport News and Ship Systems businesses were realigned into a single segment called Northrop Grumman Shipbuilding to enable the company to more effectively utilize its shipbuilding assets and deploy its shipbuilders, processes, technologies, production facilities and planned capital investments to meet customer needs. This realignment had no impact on the company’s consolidated financial position, results of operations, cash flows, or segment reporting. Previously, these businesses were separate operating segments which were aggregated into a single segment for financial reporting purposes.

In addition, certain Electronics businesses were transferred to Mission Systems effective January 2008. The transfer of these businesses did not have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

In January 2007, certain programs and business areas were transferred between Information Technology, Mission Systems, Space Technology, and Technical Services.

NORTHROP GRUMMAN CORPORATION

The sales and segment operating income in the following tables have been revised, where applicable, to reflect the above realignments for all periods presented.

In January 2008, the company announced the transfer of certain programs and assets from the Mission Systems segment to the Space Technology segment, effective July 1, 2008. This transfer will allow Mission Systems to focus on the rapidly growing command, control, communications, computers, intelligence, surveillance, and reconnaissance business, and the missiles business will be an integrated element of the company’s Aerospace business growth strategy. This subsequent realignment was not reflected in any of the accompanying financial information.

For presentation purposes, the company’s seven segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Shipbuilding segments are presented as separate businesses.

	Three Months Ended March 31
$ in millions	2008	2007
Sales and Service Revenues
Information & Services
Mission Systems	$1,545	$1,395
Information Technology	1,085	1,038
Technical Services	505	520

Total Information & Services	3,135	2,953

Aerospace
Integrated Systems	1,340	1,281
Space Technology	775	754

Total Aerospace	2,115	2,035

Electronics	1,555	1,528
Shipbuilding	1,264	1,156
Intersegment eliminations	(345)	(358)

Sales and service revenues	$7,724	$7,314

Segment Operating Income
Information & Services
Mission Systems	$145	$117
Information Technology	89	86
Technical Services	26	28

Total Information & Services	260	231

Aerospace
Integrated Systems	170	160
Space Technology	65	59

Total Aerospace	235	219

Electronics	209	192
Shipbuilding	(218)	79
Intersegment eliminations	(28)	(29)

Segment operating income	$458	$692

NORTHROP GRUMMAN CORPORATION

Operating Performance Assessment and Reporting
The company manages and assesses the performance of its businesses based on its performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the company’s critical accounting policies and estimation process. Based on this approach and the nature of the company’s operations, the discussion of results of operations generally focuses around the company’s seven segments versus distinguishing between products and services. Product sales are predominantly generated in the Electronics, Integrated Systems, Space Technology and Shipbuilding segments, while the majority of the company’s service revenues are generated by the Information Technology, Mission Systems and Technical Services segments.

Sales and Service Revenues
Period-to-period sales reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Unless otherwise described, volume generally refers to increases (or decreases) in revenues incurred due to varying production activity levels, delivery rates, or service levels on individual contracts. Volume changes will typically carry a corresponding income change based on the margin rate for a particular contract.

Segment Operating Income
Segment operating income reflects the performance of segment contracts and programs. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and other retiree benefits, and other expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total costs estimated at completion (EAC) of the contract that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative-to-date basis at the time an EAC change is recorded.

Operating income may also be affected by, among other things, the effects of workforce stoppages, the effects of natural disasters (such as hurricanes and earthquakes), resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized (such as warranty reserves) could also impact contract earnings. Where such items have occurred, and the effects are material, a separate description is provided.

Contract Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page I-36.

INFORMATION & SERVICES

Business Descriptions
Mission Systems – A leading global system integrator of complex, mission-enabling systems for government, military, and commercial customers. Products and services are grouped into the following business areas: Command, Control and Communications (C3); Intelligence, Surveillance and Reconnaissance (ISR); and Missile Systems.

Information Technology – A premier provider of advanced information technology (IT) solutions, engineering, and business services for government and commercial customers. Products and services are grouped into the following business areas: Intelligence; Civilian Agencies; Commercial, State & Local (CS&L); and Defense.

Technical Services – A leading provider of logistics, infrastructure, and sustainment support, and also provides a wide-array of technical services including training and simulation. Services are grouped into the following

NORTHROP GRUMMAN CORPORATION

business areas: Systems Support (SSG); Life Cycle Optimization and Engineering (LCOE); and Training and Simulation.

	Three Months Ended March 31
	2008			2007
		Operating			Operating
$ in millions	Sales	Income	% of Sales	Sales	Income	% of Sales
Mission Systems	$1,545	$145	9.4%	$1,395	$117	8.4%
Information Technology	1,085	89	8.2%	1,038	86	8.3%
Technical Services	505	26	5.1%	520	28	5.4%

Information & Services	$3,135	$260	8.3%	$2,953	$231	7.8%

Sales and Service Revenues
Mission Systems – Revenue for the three months ended March 31, 2008, increased $150 million, or 11 percent, as compared with the same period in 2007. The increase was primarily due to $67 million in higher sales in C3, $61 million in higher sales in ISR, and $31 million in higher sales in Missile Systems. The increase in C3 is due to higher volume in several programs, including Command Post Platform (CPP), Force XXI Battle Brigade and Below (FBCB2) Installation Kits (I-Kits), Counter-Rocket Artillery Mortar (CRAM), and Battlefield Airborne Communication Node (BACN), partially offset by lower deliveries and development activities in the F-22 and F-35 programs. The increase in ISR is primarily due to ramp-up in the Navstar Global Positioning System (GPS) Operational Control Segment (OCX) program and a restricted program awarded in 2007. The increase in Missile Systems is primarily due to increased activity resulting from higher customer funding in the Kinetic Energy Interceptors (KEI) program and higher subcontract and material costs on the Joint National Integration Center Research & Development (JRDC) program.

Information Technology – Information Technology revenue for the three months ended March 31, 2008, increased $47 million, or 5 percent, as compared with the same period in 2007. The increase was primarily due to $26 million in higher sales in CS&L, and $22 million in higher sales in Defense. The increase in CS&L is attributable to higher volume associated with the New York City Wireless program and the Virginia IT outsourcing program. The increase in Defense is due to higher volume associated with the Network Centric Solutions program.

Technical Services – Revenue for the three months ended March 31, 2008, decreased $15 million, or 3 percent, as compared with the same period in 2007. The decrease was primarily due to lower sales volume in SSG driven by the completion of the Western Range Operations program in 2007, and decreased customer spending on the Joint Base Operations Support (JBOSC) program.

Segment Operating Income
Mission Systems – Operating income at Mission Systems for the three months ended March 31, 2008, increased $28 million, or 24 percent, as compared with the same period in 2007. The increase is comprised of $13 million due to the higher sales volume described above, and $15 million due to the improvement in margin rate from 8.4 percent in the first quarter of 2007 to 9.4 percent in the 2008 quarter. Improvements in the FBCB2 Systems Engineering & Integration (SE&I), the National Team Ballistic Missile Command and Control (BMC2) and the CPP programs were the primary contributors to the rate improvement in the quarter.

Information Technology – Operating income at Information Technology for the three months ended March 31, 2008, increased $3 million, or 3 percent, as compared with the same period in 2007 primarily due to the higher sales volume described above.

Technical Services – Operating income at Technical Services for the three months ended March 31, 2008, decreased $2 million, or 7 percent, as compared with the same period in 2007 due to the reduced sales volume described above and contract mix.

NORTHROP GRUMMAN CORPORATION

AEROSPACE

Business Descriptions
Integrated Systems – A leader in the design, development, and production of airborne early warning, electronic warfare and surveillance, and battlefield management systems, as well as manned and unmanned tactical and strike systems. Products and services are grouped into the following business areas: Integrated Systems Western Region (ISWR); and Integrated Systems Eastern Region (ISER).

Space Technology – Develops and integrates a broad range of systems at the leading edge of space, defense, and electronics technology. The segment supplies products primarily to the U.S. Government that are critical to maintaining the nation’s security and leadership in science and technology. Space Technology’s business areas focus on the design, development, manufacture, and integration of satellite systems and subsystems, electronic and communications payloads, and high energy laser systems and subsystems. Products and services are grouped into the following business areas: Civil Systems; Military Systems; National Systems; and Technology & Emerging Systems (Technology).

	Three Months Ended March 31
	2008			2007
		Operating			Operating
$ in millions	Sales	Income	% of Sales	Sales	Income	% of Sales
Integrated Systems	$1,340	$170	12.7%	$1,281	$160	12.5%
Space Technology	775	65	8.4%	754	59	7.8%

Aerospace	$2,115	$235	11.1%	$2,035	$219	10.8%

Sales and Service Revenues
Integrated Systems – Revenue for the three months ended March 31, 2008, increased $59 million, or 5 percent, as compared with the same period in 2007. The increase was primarily due to $48 million in higher sales in ISWR and $13 million in higher sales in ISER. The increase in ISWR is due to higher volume associated with restricted programs, the Global Hawk High Altitude Long Endurance Systems (HALE) program, and the Unmanned Combat Air System Carrier Demonstration (UCAS-D) program, partially offset by lower volume in the F-35 and Multi-Platform Radar Technology Insertion Program (MP-RTIP) programs. The increase in ISER is due to higher volume associated with Air Mobility Tanker program, partially offset by lower volume in the E-10A program.

Space Technology – Revenue for the three months ended March 31, 2008, increased $21 million, or 3 percent, as compared with the same period in 2007. The increase was primarily due to $54 million in higher sales in National Systems and $16 million in higher sales in Civil Systems, partially offset by $61 million in lower sales in Military Systems. The increase in National Systems is due to higher volume associated with restricted programs. The increase in Civil Systems is primarily due to higher volume associated with the James Webb Space Telescope (JWST) program. The decrease in Military Systems is due to lower sales volume associated with the Advanced Extremely High Frequency (AEHF), Transformational Satellite Communications System (TSAT), and Space Tracking and Surveillance System (STSS) programs.

Segment Operating Income
Integrated Systems – Operating income at Integrated Systems for the three months ended March 31, 2008, increased $10 million, or 6 percent, as compared with the same period in 2007. The increase is comprised of $7 million due to the higher sales volume described above, and $3 million due to the improvement in margin rate from 12.5 percent in the first quarter of 2007 to 12.7 percent in the 2008 quarter. Improvements in restricted programs, EA-18G, and the B-2 Stealth Bomber programs were the primary contributors to the rate improvement in the quarter.

NORTHROP GRUMMAN CORPORATION

Space Technology – Operating income at Space Technology for the three months ended March 31, 2008, increased $6 million, or 10 percent, as compared with the same period in 2007. The increase is comprised of $2 million due to the higher sales volume described above, and $4 million due to the improvement in margin rate from 7.8 percent in the first quarter of 2007 to 8.4 percent in the 2008 quarter. Improvements in the Airborne Laser (ABL) and restricted programs were the primary contributors to the rate improvement in the quarter.

ELECTRONICS

Business Description
Electronics is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronics provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air traffic control, air and missile defense, homeland defense, communications, mail processing, biochemical detection, ship bridge control, and shipboard components. Products and services are grouped into the following business areas: Aerospace Systems; Government Systems; Naval & Marine Systems (NMS); Defensive Systems; Land Forces; Navigation Systems; Space Sensors & ISR Systems; and Defense Other.

	Three Months Ended March 31
	2008			2007
		Operating			Operating
$ in millions	Sales	Income	% of Sales	Sales	Income	% of Sales
Electronics	$1,555	$209	13.4%	$1,528	$192	12.6%

Sales and Service Revenues
Electronics revenue for the three months ended March 31, 2008, increased $27 million, or 2 percent, as compared with the same period in 2007. The increase was primarily due to $89 million in higher sales in Land Forces and $35 million in higher sales in Navigation Systems, partially offset by $47 million in lower sales in Naval & Marine Systems and $22 million in lower sales in Government Systems. The increase in Land Forces is due to higher volume associated with Vehicular Intercommunications Systems (VIS) and Lightweight Laser Designator Rangefinder (LLDR) programs. The increase in Navigation Systems is due to higher volume associated with Inertial Navigation programs. The decrease in Naval & Marine Systems is due to the lower volume associated with restricted programs and contract closeouts in 2007. The decrease in Government Systems is due to the lower volume associated with the Automated Flats Sorting Machine (AFSM) automated induction program.

Segment Operating Income
Operating income at Electronics for the three months ended March 31, 2008, increased $17 million, or 9 percent, as compared with the same period in 2007. The increase is comprised of $3 million due to the higher sales volume described above, and $14 million due to the improvement in margin rate from 12.6 percent in the first quarter of 2007 to 13.4 percent in the 2008 quarter. Improvements in the Electro-optical & Infrared Countermeasures, and Land Forces programs and higher royalty income at Navigation Systems were the primary contributors to the rate improvement in the quarter.

SHIPBUILDING

Business Description
Shipbuilding is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Shipbuilding is also one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, international navies, and for commercial vessels. Products and services are grouped into the following business areas: Aircraft

NORTHROP GRUMMAN CORPORATION

Carriers; Expeditionary Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense (CG&CD); Fleet Support; Services; and Commercial & Other.

	Three Months Ended March 31
	2008			2007
		Operating			Operating
$ in millions	Sales	Income	% of Sales	Sales	Income	% of Sales
Shipbuilding	$1,264	$(218)	—	$1,156	$79	6.8%

Sales and Service Revenues
Revenue for the three months ended March 31, 2008, increased $108 million, or 9 percent, as compared with the same period in 2007. The increase was primarily due to $77 million in higher sales in Surface Combatants, $48 million in higher sales in Fleet Support and $41 million in higher sales in Services, partially offset by $107 million of lower sales in Expeditionary Warfare. The increase in Fleet Support is primarily due to the consolidation of AMSEC. The increase in Surface Combatants is primarily due to higher sales volume in the DDG program. The increase in Services is due to higher sales on various programs. The decrease in Expeditionary Warfare is primarily due to a sales step back of $134 million on the LHD-8 program (see Note 6 to the Consolidated Condensed Financial Statements in Part 1, Item 1), partially offset by higher sales volume in the LPD program. During the three months ended March 31, 2007, all programs at the Pascagoula, Mississippi facility were impacted by a labor strike.

Segment Operating Margin
Operating income at Shipbuilding for the three months ended March 31, 2008, decreased $297 million, or 376 percent, to a loss of $218 million as compared with income of $79 million for the same period in 2007. The decrease is primarily due to a $326 million pre-tax charge on LHD-8 and other programs including $19 million associated with the impairment of related purchased intangible assets. The charge relates to costs for additional vessel labor hours, materials and level-of-effort support resulting from a comprehensive review of the program that revealed a need for substantial rework on LHD-8 ($272 million), and additional costs for program risks and schedule impacts on other ships under construction as a result of resource impacts caused by the LHD-8 delay ($35 million). (See Note 6 to the Consolidated Condensed Financial Statements in Part 1, Item 1 for further discussion.) Absent the LHD-8 charge, operating income for the three months ended March 31, 2008, was $108 million, or 7.7 percent of segment sales adjusted for the LHD-8 sales step back discussed above. Of the total increase of $29 million for the quarter compared with the same period in 2007, $18 million was due to the volume increases described above, and $11 million was due to margin improvements in various programs including Submarines, Fleet Support and Coast Guard & Coastal Defense, partially offset by margin declines in Surface Combatants and Services.

While management believes the charges above are adequate to cover known risks to date and that the steps taken to improve quality assurance will be effective, the LHD-8 program is on-going and the company’s efforts and the end results must be satisfactory to the customer. The company believes that its estimate of costs to complete the LHD-8 contract reflects appropriate cost estimates based on known information, but cannot provide absolute assurance that additional costs will not be required.

BACKLOG

Definition
Total backlog at March 31, 2008, was approximately $68 billion. Total backlog includes both funded backlog (unfilled orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

NORTHROP GRUMMAN CORPORATION

Backlog consisted of the following as of March 31, 2008 and as of December 31, 2007:

	March 31, 2008			December 31, 2007
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Information & Services
Mission Systems	$3,847	$8,751	$12,598	$3,399	$8,985	$12,384
Information Technology	2,606	2,024	4,630	2,581	2,268	4,849
Technical Services	1,655	2,898	4,553	1,471	3,193	4,664

Total Information & Services	8,108	13,673	21,781	7,451	14,446	21,897

Aerospace
Integrated Systems	5,342	6,603	11,945	4,204	4,525	8,729
Space Technology	1,173	8,066	9,239	1,260	8,266	9,526

Total Aerospace	6,515	14,669	21,184	5,464	12,791	18,255

Electronics	8,518	2,200	10,718	7,887	2,047	9,934
Shipbuilding	12,075	2,252	14,327	10,348	3,230	13,578

Total backlog	$35,216	$32,794	$68,010	$31,150	$32,514	$63,664

New Awards
The estimated value of contract awards included in backlog during the three months ended March 31, 2008, is approximately $12.1 billion. Significant new awards during this period include $1.5 billion for the Air Mobility tanker program, $1.4 billion for the Zumwalt-class destroyer, $596 million for the CVN 78 bridge contract, $208 million for the VIS IDIQ program, $195 million for the LAIRCM IDIQ program, and $182 million for the ICBM program. In addition, the company was awarded approximately $2.6 billion for restricted programs during this period.

On February 29, 2008, the company was awarded a contract by the U.S. Air Force to replace its aerial refueling tanker fleet. Included in backlog is approximately $1.5 billion for this contract to provide four System Design and Development aircraft of which $61 million has been funded. The other bidder for the contract subsequently protested the decision by the U.S. Air Force to award the contract to the company. The U.S. Air Force issued a stop work order to the company pending the resolution of this matter. The Government Accountability Office is currently reviewing the protest and is expected to reach its decision in June 2008.

The estimated value of contract awards during the three months ended March 31, 2007, is approximately $7.3 billion. Significant new awards during this period include $1 billion for LPD 25, $875 million for the Flat Sequencing System program, $235 million for the Intercontinental Ballistic Missile program, $133 million for the Euro Hawk program and $118 million for the Large Aircraft Infrared Counter-measures Indefinite Delivery and Indefinite Quantity program. In addition, the company was awarded approximately $688 million for restricted programs during this period.

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

NORTHROP GRUMMAN CORPORATION

Company management uses various financial measures to assist in capital deployment decision-making, including net cash provided by operations, free cash flow, net debt-to-equity, and net debt-to-capital. Management believes these measures are useful to investors in assessing the company’s financial performance.

The table below summarizes key components of cash flow provided by operating activities.

	Three Months Ended
	March 31
$ in millions	2008	2007
Net earnings	$264	$387
Non-cash items(1)	222	148
Retiree benefit expense in excess of funding	31	47
Change in trade working capital	(450)	(399)
Other	130	231
Cash used in discontinued operations	(3)	(14)

Cash provided by operating activities	$194	$400

(1)	Includes depreciation and amortization, stock-based compensation expense and deferred taxes.

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

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation or as an alternative to cash provided by operating activities presented in accordance with GAAP as an indicator of performance.

The table below reconciles cash provided by operations to free cash flow:

	Three Months Ended
	March 31
$ in millions	2008	2007
Cash provided by operating activities	$194	$400
Less:
Capital expenditures	(143)	(158)
Outsourcing contract & related software costs	(35)	(30)

Free cash flow from operations	$16	$212

Cash Flows
The following is a discussion of the company’s major operating, investing and financing activities for the three months ended March 31, 2008 and 2007, respectively, as classified on the consolidated condensed statements of cash flows located in Part I, Item 1.

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2008, was $194 million compared to net cash provided of $400 million for the same period of 2007. The decrease was primarily due to increased accounts receivable due to timing of billing and collection as the result of the transition to an internal accounting software system common to other parts of the company.

NORTHROP GRUMMAN CORPORATION

For 2008, cash generated from operations supplemented by borrowings under credit facilities is expected to be sufficient to service debt and contract obligations, finance capital expenditures, continue acquisition of shares under the share repurchase program, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2008, was $148 million compared to $747 million in the same period of 2007. The decrease is primarily due to the acquisition of Essex for $578 million in 2007.

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2008, was $580 million compared to $306 million in the same period of 2007. The increase is primarily due to $197 million in lower net borrowings under lines of credit and $87 million less in proceeds from stock option exercises. See Note 7 to the Consolidated Condensed

Financial Statements in Part I, Item 1 for a discussion concerning the company’s common stock repurchases.

NEW ACCOUNTING STANDARDS

See Note 2 to the Consolidated Condensed Financial Statements in Part I, Item 1 for information related to new accounting standards.

FORWARD-LOOKING INFORMATION

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “guidance,” “anticipate,” “outlook,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s 2007 Annual Report on Form 10-K as amended or supplemented by the information, if any, in Part II, Item 1A below, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

■	future revenues;
■	expected program performance and cash flows;
■	compliance with technical, operational and quality requirements for development and production programs;
■	returns on pension plan assets and variability of pension actuarial and related assumptions;
■	the outcome of litigation, claims, appeals, bid protests, and investigations;
■	hurricane-related insurance recoveries;
■	environmental remediation;
■	acquisitions and divestitures of businesses;
■	joint ventures and other business arrangements;
■	access to capital;
■	performance issues with key suppliers and subcontractors;
■	product performance and the successful execution of internal plans;
■	successful negotiation of contracts with labor unions;
■	allowability and allocability of costs under U.S. Government contracts;
■	effective tax rates and timing and amounts of tax payments;
■	the results of any audit or appeal process with the Internal Revenue Service;

NORTHROP GRUMMAN CORPORATION

■	the availability and retention of skilled labor; and
■	anticipated costs of capital investments.

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

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

Airborne Laser (ABL)	Design and develop the system’s Chemical Oxygen Iodine Laser (COIL) and the Beacon Illuminator Laser (BILL) for Missile Defense Agency’s Airborne Laser, providing a capability to destroy boost-phase missiles at very long range.

Air Mobility Tanker	Program to replace the U.S. Air Force aerial refueling tanker fleet.

Automated Flats Sorting Machine (AFSM) – automated induction (ai) Follow-On	Automated induction hardware deliveries to the U.S. Postal Service. Ai allows for the automated prep of flat mail into automation compatible trays and conveyed to the AFSM-100 in-feed line for sorting.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Battlefield Airborne Communication Node (BACN)	USAF program will integrate an airborne communications relay and information server that will provide warfighters and homeland security units with critical battle information.

National Team Battle Management Command and Control (BMC2)	Provide technical talent and corporate reach back to the industry team tasked to develop, field, and sustain a global C2BM system for ballistic missile defense.

Coast Guard’s Deepwater Program Command Post Platform (CPP)	Design, develop, construct and deploy surface assets to recapitalize the Coast Guard. Provide a family of vehicles that host multiple battle command and support software suites as well as communications equipment that interface with digitized vehicles.

Compact Sequence Sorters	Build letter sequencing machines for a large European Postal customer to further automate the mail stream.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Counter Rocket Artillery Mortar (CRAM)	Provide system engineering and installation support for Counter Rocket, Artillery and Mortar Systems to protect troops at Forward Operating base for Operation Iraqi Freedom.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

E-10A	Mission Execution Program (MEP) to continue to mature the technologies of the E-10A Battle Management/Command and Control capabilities.

Euro Hawk	The European armed forces variant of the Global Hawk High-Altitude, Long-Endurance Systems.

F-35 Development (Joint Strike Fighter)	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities. In addition, Northrop Grumman is responsible for overall design and integration of the F-22 Communication, Navigation, and Identification (CNI) system.

Force XXI Battle Brigade and Below (FBCB2)	Install in Army vehicles a system of computer hardware and software that forms a wireless, tactical Internet for near-real-time situational awareness and command and control on the battlefield.

Ford Class	Design and construction for the new class of Aircraft Carriers.

Flats Sequencing System / Postal Automation	Build systems for the U.S. Postal Service designed to further automate the flats mail stream, which includes large envelopes, catalogs and magazines.

Global Hawk High-Altitude, Long-Endurance Systems (HALE)	Provide the Global Hawk HALE unmanned aerial system for use in the global war on terror and has a central role in Intelligence, Reconnaissance, and Surveillance supporting operations in Afghanistan and Iraq.

Inertial Navigation Programs	Consists of a wide variety of opportunities across land, sea and space that address the customers’ needs for precise knowledge of position, velocity, attitude, and heading. These applications include platforms, such as the F-16, satellites and ground vehicles as well as for sensors such as radar, MP-RTIP, and EO/IR pods. Many inertial applications require integration with GPS to provide a very high level of precision and long term stability.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Joint National Integration Center Research & Development (JRDC)	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

Joint Base Operations Support	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

James Webb Space Telescope (JWST)	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight.

Large Aircraft Infrared Counter-measures Indefinite Delivery and Indefinite Quantity (LAIRCM IDIQ)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHD	Build multipurpose amphibious assault ships.

Lightweight Laser Designator Rangefinder (LLDR)	Provide LLDRs to the U.S. Army for use in targeting enemy positions in day/night/obscurant conditions which, in turn, provides information to other members on the battlefield.

Mark VIIE	The next generation electro-optical day/night hand held target location system used by Ground Forces.

MESA Korea	Consists of a 4 lot Multirole Electronically Scanned Array (MESA) radar/Identification Friend or Foe subsystem delivery with limited non-recurring engineering. The program also includes associated spares, support equipment and installation & check out activities, with direct and indirect offset projects. Northrop Grumman’s customer is the Boeing Company, with ultimate product delivery to the Republic of Korea Air Force.

Multi-Platform Radar Technology Insertion Program (MP-RTIP)	Design, develop, fabricate and test modular, scalable 2-dimensional active electronically scanned array (2D-AESA) radars for integration on the E-10A and Global Hawk Airborne platforms. Also provides enhanced Wide Area Surveillance system capabilities.

Navstar Global Positioning System (GPS) Operational Control Segment (OCX)	Navstar Global Positioning System (GPS) Operational Control Segment (OCX) Operational control system for existing and future GPS constellation. Includes all satellite C2, mission planning, constellation management, external interfaces, monitoring stations, and ground antennas. Phase A effort includes effort to accomplish a System Requirements Review (SRR), System Design Review (SDR), and development of a Mission Capabilities Engineering Model (MCEM) prototype.

New York City Wireless	Provide New York City’s broadband public-safety wireless network.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Network Centric Solution	Provide Network-Centric Information Technology, Networking, Telephony and Security, Voice, Video and Data Communications Commercial-off-the-Shelf products, system solutions, hardware and software.

Space Tracking and Surveillance System (STSS)	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard infrared sensors to detect, track and discriminate ballistic missiles. The program includes two flight demonstration satellites with subsequent development and production blocks of satellites.

Transformational Satellite Communication System-Risk Reduction and System Definition (TSAT RR&SD)	Design, develop, brassboard and demonstrate key technologies to reduce risk in the TSAT space element and perform additional risk mitigation activities.

USS Carl Vinson	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Carl Vinson (CVN 70).

Virginia IT outsourcing	Provide high-level IT consulting and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

Vehicular Intercommunications Systems (VIS)	Provide clear and noise-free communications between crew members inside combat vehicles and externally over as many as six combat net radios for the U.S. Army. The active noise-reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Wedgetail	Joint program with Boeing to supply MESA radar antenna for AEW&C aircraft.

Western Range Operations, Communications & Information	Provide the Air Force Western Range with operations and maintenance services at Vandenberg AFB.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term borrowings under the credit agreement, short-term investments, and long-term notes receivable. At March 31, 2008, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. The company has a modest exposure to interest rate risk resulting from two interest rate swap agreements. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2 billion credit agreement, which had no balance outstanding at March 31, 2008 or December 31, 2007, and the aforementioned interest rate swap agreements.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At March 31, 2008 and December 31, 2007, two interest rate swap agreements were in effect.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At March 31, 2008 and December 31, 2007, the amount of foreign currency forward contracts

NORTHROP GRUMMAN CORPORATION

outstanding was not material. Market risk exposure relating to foreign currency exchange transactions is immaterial to the consolidated financial statements.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of March 31, 2008, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2008, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

As previously disclosed, on May 17, 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems.” By letter dated June 5, 2007, the Coast Guard stated that the revocation of acceptance also was based on alleged “nonconforming topside equipment” on the vessels. On August 13, 2007, the company submitted a response to the Coast Guard, maintaining that the revocation of acceptance was improper. In late December 2007, the Coast Guard responded to the company’s August submittal and advised Integrated Coast Guard Systems (the contractors’ joint venture for performing the Deepwater Program) that the Coast Guard is seeking $96.1 million from the Joint Venture as a result of the revocation of acceptance of the eight vessels delivered under the 123-foot conversion program. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. The letter is not a contracting officer’s final decision and the company and its joint venture partner and subcontractor are preparing a response. Based upon the information available to the company to date, the company believes that it has substantive defenses but can give no assurance that its views will prevail.

NORTHROP GRUMMAN CORPORATION

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

As previously disclosed, the company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 10 to the Consolidated Condensed Financial Statements in Part I, Item 1). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the district court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the district court’s order. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter.

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in the company’s 2007 Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended March 31, 2008.

			Total Numbers	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total		of Publicly	Be Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased(1)	per Share	or Programs	Programs
January 1, 2008, through January 31, 2008	703,500	$79.53	703,500	$2.4 billion
February 1, 2008, through February 29, 2008	3,699,089	79.49	3,699,089	$2.1 billion
March 1, 2008, through March 31, 2008	3,179,612	78.62	3,179,612	$1.9 billion

Total	7,582,201	$79.13	7,582,201	$1.9 billion

(1)	On December 19, 2007, the company’s board of directors authorized a share repurchase program of up to $2.5 billion of its outstanding common stock. As of March 31, 2008, the company has $1.9 billion authorized for share repurchases.

Share repurchases take place at management’s discretion or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

Item 3.	Defaults Upon Senior Securities

No information is required in response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

No information is required in response to this item.

Item 5.	Other Information

No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

Item 6.	Exhibits

10	(1)	Separation Agreement and General Release between James R. O’Neill and Northrop Grumman Systems Corporation effective March 10, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K/A dated March 10, 2008 and filed March 14, 2008)
*10	(2)	Northrop Grumman Corporation Special Officer Retiree Medical Plan (as Amended and Restated effective January 1, 2008)
10	(3)	Compensatory Arrangements of Certain Officers (Named Executive Officers) for 2007 and 2008 (incorporated by reference to Form 8-K dated and filed February 26, 2008)
10	(4)	Northrop Grumman 2001 Long-Term Incentive Plan (As amended September 17, 2003) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003), as amended by First Amendment to the Northrop Grumman 2001 Long-Term Incentive Stock Plan dated December 19, 2007 (incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended December 31, 2007, filed February 20, 2008)
		*(i) Form of Agreement for 2008 Stock Options (officer)
		*(ii) Form of Agreement for 2008 Restricted Performance Stock Rights
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*		Filed with this Report
**		Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

Date: April 24, 2008	By: /s/ Kenneth N. Heintz Kenneth N. Heintz Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)