Form 10-Q
period 2008-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2008-07-29
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 25, 2008, 337,531,256 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions, except per share	2008	2007	2008	2007
Sales and Service Revenues
Product sales	$4,849	$4,460	$9,243	$8,646
Service revenues	3,779	3,418	7,109	6,546

Total sales and service revenues	8,628	7,878	16,352	15,192

Cost of Sales and Service Revenues
Cost of product sales	3,793	3,486	7,522	6,696
Cost of service revenues	3,232	2,821	6,025	5,528
General and administrative expenses	797	808	1,535	1,515

Operating income	806	763	1,270	1,453
Interest expense	(72)	(83)	(149)	(172)
Other, net	5	(9)	27	(10)

Earnings from continuing operations before income taxes	739	671	1,148	1,271
Federal and foreign income taxes	256	199	402	405

Earnings from continuing operations	483	472	746	866
Income (Loss) from discontinued operations, net of tax	12	(12)	13	(19)

Net earnings	$495	$460	$759	$847

Basic Earnings (Loss) Per Share
Continuing operations	$1.42	$1.37	$2.20	$2.52
Discontinued operations	.04	(.03)	.04	(.06)

Basic earnings per share	$1.46	$1.34	$2.24	$2.46

Weighted-average common shares outstanding, in millions	339.0	343.3	338.7	344.3

Diluted Earnings (Loss) Per Share
Continuing operations	$1.40	$1.35	$2.15	$2.46
Discontinued operations	.04	(.04)	.04	(.05)

Diluted earnings per share	$1.44	$1.31	$2.19	$2.41

Weighted-average diluted shares outstanding, in millions	344.1	355.3	346.7	356.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
$ in millions	2008	2007
Assets:
Cash and cash equivalents	$581	$963
Accounts receivable, net of progress payments of $43,630 in 2008 and $40,475 in 2007	4,325	3,790
Inventoried costs, net of progress payments of $1,560 in 2008 and $1,345 in 2007	1,089	1,000
Deferred income taxes	503	542
Prepaid expenses and other current assets	596	502

Total current assets	7,094	6,797
Property, plant, and equipment, net of accumulated depreciation of $3,608 in 2008 and $3,424 in 2007	4,651	4,690
Goodwill	17,586	17,672
Other purchased intangibles, net of accumulated amortization of $1,739 in 2008 and $1,687 in 2007	992	1,074
Pension and postretirement benefits asset	2,125	2,080
Other assets	1,019	1,060

Total assets	$33,467	$33,373

Liabilities:
Notes payable to banks	$23	$26
Current portion of long-term debt	74	111
Trade accounts payable	1,727	1,890
Accrued employees’ compensation	1,283	1,175
Advance payments and billings in excess of costs incurred	1,825	1,563
Other current liabilities	1,659	1,667

Total current liabilities	6,591	6,432
Long-term debt, net of current portion	3,844	3,918
Mandatorily redeemable convertible preferred stock		350
Pension and postretirement benefits liability	3,093	3,008
Other long-term liabilities	2,076	1,978

Total liabilities	15,604	15,686

Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2008—337,496,845; 2007—337,834,561	337	338
Paid-in capital	10,335	10,661
Retained earnings	7,877	7,387
Accumulated other comprehensive loss	(686)	(699)

Total shareholders’ equity	17,863	17,687

Total liabilities and shareholders’ equity	$33,467	$33,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2008	2007	2008	2007
Net earnings	$495	$460	$759	$847

Other comprehensive income (loss)
Change in cumulative translation adjustment	5	2	8	4
Change in unrealized loss on marketable securities, net of tax	(1)		(3)
Change in unamortized benefit plan costs, net of tax	4	7	8	15

Other comprehensive income, net of tax	8	9	13	19

Comprehensive income	$503	$469	$772	$866

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
$ in millions	2008	2007
Operating Activities
Sources of Cash – Continuing Operations
Cash received from customers
Progress payments	$3,319	$3,261
Collections on billings	12,983	12,089
Proceeds from insurance carriers related to operations	5	125
Other cash receipts	32	12

Total sources of cash-continuing operations	16,339	15,487

Uses of Cash – Continuing Operations
Cash paid to suppliers and employees	(14,855)	(13,619)
Interest paid, net of interest received	(153)	(180)
Income taxes paid, net of refunds received	(482)	(456)
Excess tax benefits from stock-based compensation	(45)	(61)
Other cash payments	(7)	(12)

Total uses of cash-continuing operations	(15,542)	(14,328)

Cash provided by continuing operations	797	1,159
Cash provided by (used in) discontinued operations	4	(18)

Net cash provided by operating activities	801	1,141

Investing Activities
Proceeds from sale of business, net of cash divested	175
Payment for business purchased, net of cash acquired		(584)
Proceeds from sale of property, plant, and equipment	9	10
Additions to property, plant, and equipment	(277)	(298)
Payments for outsourcing contract and related software costs	(77)	(80)
Proceeds from insurance carriers related to capital expenditures		3
Decrease in restricted cash	37	34
Other investing activities, net	1	(2)

Net cash used in investing activities	(132)	(917)

Financing Activities
Net payments under lines of credit	(3)	(63)
Principal payments of long-term debt	(109)	(66)
Proceeds from exercises of stock options and issuance of common stock	82	196
Dividends paid	(261)	(254)
Excess tax benefits from stock-based compensation	45	61
Common stock repurchases	(805)	(592)

Net cash used in financing activities	(1,051)	(718)

Decrease in cash and cash equivalents	(382)	(494)
Cash and cash equivalents, beginning of period	963	1,015

Cash and cash equivalents, end of period	$581	$521

NORTHROP GRUMMAN CORPORATION

	Six Months Ended
	June 30
$ in millions	2008	2007
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net Earnings	$759	$847
Adjustments to reconcile to net cash provided by operating activities
Depreciation	276	276
Amortization of assets	109	69
Stock-based compensation	83	78
Excess tax benefits from stock-based compensation	(45)	(61)
Loss on disposals of property, plant, and equipment	2	12
Amortization of long-term debt premium	(5)	(6)
Pre-tax gain on sale of business	(58)
Decrease (increase) in
Accounts receivable	(3,691)	(2,949)
Inventoried costs	(304)	(97)
Prepaid expenses and other current assets	(40)	10
Increase (decrease) in
Progress payments	3,370	3,020
Accounts payable and accruals	215	(152)
Deferred income taxes	121	10
Income taxes payable	(84)	(20)
Retiree benefits	46	98
Other non-cash transactions, net	43	24

Cash provided by continuing operations	797	1,159
Cash provided by (used in) discontinued operations	4	(18)

Net cash provided by operating activities	$801	$1,141

Non-Cash Investing and Financing Activities
Sale of business
Cash received for business sold	$175
Pre-tax gain on sale of business	(58)
Fair value of assets sold, including goodwill	(135)

Liabilities assumed by purchaser	$(18)

Purchase of business
Fair value of assets acquired, including goodwill		$688
Cash paid for business purchased		(584)

Liabilities assumed		$104

Mandatorily redeemable convertible preferred stock converted or redeemed into common stock	$350

Capital leases		$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Six Months Ended
	June 30
$ in millions, except per share	2008	2007
Common Stock
At beginning of period	$338	$346
Common stock repurchased	(10)	(8)
Conversion and redemption of preferred stock	6
Employee stock awards and options	3	6

At end of period	337	344

Paid-in Capital
At beginning of period	10,661	11,346
Common stock repurchased	(795)	(584)
Conversion and redemption of preferred stock	344
Employee stock awards and options	125	258

At end of period	10,335	11,020

Retained Earnings
At beginning of period	7,387	6,183
Net earnings	759	847
Adoption of new accounting standards	(3)	(66)
Dividends	(266)	(261)

At end of period	7,877	6,703

Accumulated Other Comprehensive Loss
At beginning of period	(699)	(1,260)
Adjustment to deferred tax benefit recorded on adoption of SFAS No. 158		(46)
Other comprehensive income	13	19

At end of period	(686)	(1,287)

Total shareholders’ equity	$17,863	$16,780

Cash dividends per share	$.77	$.74

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management for a fair presentation of the consolidated financial position, results of operations, and cash flows. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto contained in the company’s 2007 Annual Report on Form 10-K, updated by the Form 8-K filed on July 29, 2008.

The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is management’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires the businesses to close their books on a Friday near these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist within a reporting year.

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
$ in millions	2008	2007
Cumulative translation adjustment	$42	$34
Unrealized gain on marketable securities, net of tax		3
Unamortized benefit plan costs, net of tax benefit of $466 as of June 30, 2008, and $470 as of December 31, 2007	(728)	(736)

Total accumulated other comprehensive loss	$(686)	$(699)

Financial Statement Reclassifications – Certain amounts in the prior period financial statements and related notes have been reclassified to conform to the 2008 presentation, due to the inclusion of interest income as a component of Other, net.

2.	NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards
 The disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 157 – Fair Value Measurements, which took effect on January 1, 2008, are presented in Note 3. On January 1, 2009, the company will implement the previously-deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded

NORTHROP GRUMMAN CORPORATION

at fair value as required. Management does not believe that the remaining provisions will have a material effect on the company’s consolidated financial position or results of operations when they become effective.

As previously disclosed, during the six months ended June 30, 2007, an adjustment was made to reduce retained earnings by $66 million upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (see Note 13).

Standards Issued But Not Yet Effective
 In December 2007, the FASB issued SFAS No. 141(R) – Business Combinations. SFAS No. 141(R) expands the definition of a business and establishes the use of the “acquisition method” for business combinations which requires the measurement and recognition of all assets and liabilities (including goodwill) of an acquired business at fair value on the acquisition date, which is the date that the acquirer obtains control of the business. Among other things, the standard establishes new guidelines for the expensing of transaction and restructuring costs, fair value measurement of contingent consideration in earnings, and capitalization of in-process research and development. The standard also modifies the presentation and recording of deferred taxes and establishes the conditions under which a bargain purchase could result in a gain. SFAS No. 141(R)) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption is not expected to materially impact the company’s consolidated financial position or results of operations directly when it becomes effective, as the only impact that the standard will have on recorded amounts at that time relates to disposition of uncertain tax positions related to prior acquisitions. Following adoption, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to January 1, 2009, are reflected in the financial statements.

In December 2007, the FASB issued SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51. SFAS No. 160 requires presentation of non-controlling interests in consolidated subsidiaries separately within equity in the consolidated statements of financial position as well as the separate presentation within the consolidated statement of operations of earnings attributable to the parent and non-controlling interest. Accounting for changes in a parent’s ownership interest will be at fair value and if the parent retains control of the subsidiary, any adjustments will be made through equity, while transactions where control changes and the subsidiary is deconsolidated will be accounted for through earnings. SFAS No. 160 is effective for the company beginning January 1, 2009. Adoption of this statement is not expected to have a material impact on the company’s consolidated financial position or results of operations when it becomes effective, but may significantly affect the accounting for noncontrolling (or minority) interests from that date forward.

Other new pronouncements issued but not effective until after June 30, 2008, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2008, there were marketable equity securities of $64 million included in prepaid expenses and other current assets and $169 million of marketable debt and equity securities included in other long-term assets, all of which are recorded at fair value based upon quoted market prices in active markets. These investments can be liquidated without restriction. Other financial instruments recorded at fair value based on significant other observable inputs are not material. As of June 30, 2008, the company has no other assets or liabilities that are measured at fair value on a recurring basis.

4.	DIVIDENDS ON COMMON STOCK AND CONVERSION OF PREFERRED STOCK

Dividends on Common Stock – In April 2008, the company’s board of directors approved an increase to the quarterly common stock dividend, from $.37 per share to $.40 per share, for shareholders of record as of June 2, 2008.

NORTHROP GRUMMAN CORPORATION

On February 21, 2007, the company’s board of directors approved an increase to the quarterly common stock dividend, from $.30 per share to $.37 per share, effective with the first quarter 2007 dividend.

Conversion of Preferred Stock – On February 20, 2008, the company’s Board of Directors approved the redemption of the 3.5 million shares of mandatorily redeemable convertible preferred stock on April 4, 2008. Prior to the redemption date, substantially all of the preferred shares were converted into common stock at the election of shareholders. All remaining non-converted preferred shares were redeemed by the company on the redemption date. As a result of the conversion and redemption the company issued approximately 6.4 million shares of common stock.

5.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions
Essex – In January 2007, the company acquired Essex Corporation (Essex) for approximately $590 million in cash, including transaction costs of $15 million, and the assumption of debt totaling $23 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. The operating results of Essex are reported in the Mission Systems segment. The assets, liabilities, and results of operations of Essex were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

AMSEC – In July 2007, the company and Science Applications International Corporation (SAIC) reorganized their joint venture, AMSEC, LLC (AMSEC), by dividing AMSEC along customer and product lines. Under the reorganization plan, the company retained the ship engineering, logistics and technical service businesses under the AMSEC name (the AMSEC Businesses) and, in exchange, SAIC received the aviation, combat systems and strike force integration services businesses from AMSEC (the Divested Businesses). Prior to the reorganization, including the three and six month periods ended June 30, 2007, the company accounted for AMSEC under the equity method. For the three and six month periods ended June 30, 2007, the AMSEC Businesses’ sales were an estimated $50 million and $100 million, respectively, with an operating income rate of approximately 6 percent. During the three and six months ended June 30, 2008, the results of operations of the AMSEC Businesses were consolidated.

Dispositions
Electro-Optical Systems – In April 2008, the company sold its Electro-Optical Systems business for $175 million in cash to L-3 Communications Corporation and recognized a gain of $19 million, net of taxes of $39 million. Electro-Optical Systems, formerly a part of the Electronics segment, produces night vision and applied optics products and had sales of approximately $53 million through April 2008, and $74 million for the six months ended June 30, 2007. Operating results of this business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

ITD – During the second quarter of 2007, management announced its decision to exit the remaining Interconnect Technologies (ITD) business reported within the Electronics segment. Sales for this business for the six months ended June 30, 2007, were $8 million. The shut-down was completed during the third quarter of 2007 and costs associated with the shutdown were not material. The results of this business are reported as discontinued operations in the condensed consolidated statements of operations for all applicable periods presented.

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

During the second quarter of 2008, the company transferred certain programs and assets from the missiles business in the Mission Systems segment to the Space Technology segment. This transfer allows Mission Systems to focus on the rapidly growing command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) business, and the missiles business will be an integrated element of the company’s Aerospace business growth strategy.

In January 2008, the Newport News and Ship Systems businesses were realigned into a single segment called Northrop Grumman Shipbuilding. Previously, these businesses were separate operating segments which were aggregated into a single segment for financial reporting purposes. In addition, certain Electronics businesses were transferred to Mission Systems during the first quarter of 2008.

In January 2007, certain programs and business areas were transferred between Information Technology, Mission Systems, Space Technology, and Technical Services.

Sales and segment operating income information in the following tables have been revised, where applicable, to reflect the above realignments for all periods presented.

The following table presents segment sales and service revenues for the three and six months ended June 30, 2008, and 2007.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2008	2007	2008	2007
Sales and Service Revenues

Information & Services
Mission Systems	$1,388	$1,288	$2,686	$2,447
Information Technology	1,215	1,143	2,300	2,181
Technical Services	572	551	1,077	1,071

Total Information & Services	3,175	2,982	6,063	5,699

Aerospace
Integrated Systems	1,358	1,225	2,698	2,506
Space Technology	1,118	1,067	2,140	2,057

Total Aerospace	2,476	2,292	4,838	4,563

Electronics	1,675	1,628	3,230	3,156
Shipbuilding	1,688	1,359	2,952	2,515
Intersegment eliminations	(386)	(383)	(731)	(741)

Total sales and service revenues	$8,628	$7,878	$16,352	$15,192

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating income reconciled to total operating income for the three and six months ended June 30, 2008, and 2007.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2008	2007	2008	2007
Operating Income
Information & Services
Mission Systems	$133	$142	$261	$245
Information Technology	82	90	171	176
Technical Services	36	32	62	60

Total Information & Services	251	264	494	481

Aerospace
Integrated Systems	143	149	313	309
Space Technology	93	90	175	163

Total Aerospace	236	239	488	472

Electronics	202	189	411	381
Shipbuilding	126	134	(92)	213
Intersegment eliminations	(31)	(28)	(59)	(57)

Total segment operating income	784	798	1,242	1,490
Non-segment factors affecting operating income
Unallocated expenses	(43)	(64)	(75)	(96)
Net pension adjustment	69	28	128	61
Royalty income adjustment	(4)	1	(25)	(2)

Total operating income	$806	$763	$1,270	$1,453

Shipbuilding First Quarter 2008 Earnings Charge Relating to LHD-8 Contract Performance – LHD-8 is an amphibious assault ship under construction at one of the Gulf Coast shipyards. The LHD-8 contract features significant enhancements compared with earlier ships of the class and will incorporate major new systems, including a gas turbine engine propulsion system, a new electrical generation and distribution system, and a centralized machinery control system administered over a fiber optic network. The LHD-8 contract is a fixed-price incentive contract, and a substantial portion of the performance margin on the contract was previously consumed by the impact from Hurricane Katrina in 2005 and a charge of $55 million in the second quarter of 2007.

Lack of progress in LHD-8 on-board testing preparatory to sea trials prompted the company to undertake a comprehensive review of the program, including a detailed physical audit of the ship. From this review, management became aware in March 2008 of the need for substantial rework on the ship, primarily in electrical cable installations. As a result, during the first quarter of 2008, management recorded a pre-tax charge of $272 million for cost growth on the LHD-8 contract and an additional $54 million, primarily for schedule impacts on other ships and impairment of purchased intangibles at the Gulf Coast shipyard.

Unallocated Expenses – Unallocated expenses include the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, for costs related to management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.

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

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans, and the company’s mandatorily redeemable convertible preferred stock (see Note 4). The dilutive effect of these securities totaled 5.1 million shares and 8.0 million shares (including 41,000 shares and 2.2 million shares for the preferred stock, respectively) for the three and six months ended June 30, 2008, respectively. The dilutive effect of these securities totaled 12.0 million shares and 12.5 million shares (including 6.4 million shares and 6.4 million shares for the preferred stock, respectively) for the three and six months ended June 30, 2007, respectively.

The weighted-average diluted shares outstanding for the three and six months ended June 30, 2008, exclude stock options to purchase approximately 1.4 million and 1.3 million shares, respectively, because such options are anti-dilutive (their exercise price exceeds the average market price of the company’s common stock during the periods). The weighted-average diluted shares outstanding for the three and six months ended June 30, 2007, excludes the anti-dilutive effects of stock options to purchase approximately 5,000 and 19,000 shares, respectively.

Diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share	2008	2007	2008	2007
Diluted Earnings per Share
Earnings from continuing operations	$483	$472	$746	$866
Add dividends on mandatorily redeemable convertible preferred stock		6	1	12

Earnings available to common shareholders from continuing operations	$483	$478	$747	$878

Weighted-average common shares outstanding	339.0	343.3	338.7	344.3
Dilutive effect of stock options, awards and mandatorily redeemable convertible preferred stock	5.1	12.0	8.0	12.5

Weighted-average diluted shares outstanding	344.1	355.3	346.7	356.8

Diluted earnings per share from continuing operations	$1.40	$1.35	$2.15	$2.46

NORTHROP GRUMMAN CORPORATION

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2007:

					Shares Repurchased
					(in millions)
	Amount		Total Shares		Six Months Ended
	Authorized	Average Price	Retired		June 30
Authorization Date	(in millions)	Per Share	(in millions)	Date Completed	2008	2007
October 24, 2005	$1,500	$65.08	23.0	February 2007		2.3
December 14, 2006	1,000	75.96	13.1	November 2007		5.7
December 19, 2007	2,500	77.93	10.3		10.3

					10.3	8.0

Under the share repurchase authorizations, the company has previously entered into accelerated share repurchase agreements with banks to repurchase shares of common stock. Under these agreements, shares were immediately borrowed by the bank and then sold to and canceled by the company. Subsequently, shares were purchased in the open market by the bank to settle its share borrowings. The ultimate cost of the company’s share repurchases under these agreements was subject to adjustment based on the actual cost of the shares subsequently purchased by the bank. If an additional amount was owed by the company upon settlement, the price adjustment could have been settled, at the company’s option, in cash or in shares of common stock. The final price adjustments under these agreements have been immaterial. An accelerated share repurchase agreement was utilized in connection with the 2007 repurchases shown above.

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

As of June 30, 2008, the company has $1.7 billion authorized for share repurchases.

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
 The changes in the carrying amounts of goodwill for the six months ended June 30, 2008, were as follows:

		Goodwill	Goodwill
	Balance as of	Transferred	Adjustment		Balance as of
	December 31,	in Segment	Related to	Fair Value	June 30,
$ in millions	2007	Realignments	Business Sold	Adjustments	2008
Mission Systems	$4,677	$(458)		$(17)	$4,202
Information Technology	2,184			(6)	2,178
Technical Services	810			(3)	807
Integrated Systems	1,021			(5)	1,016
Space Technology	2,852	505		(14)	3,343
Electronics	2,514	(47)	$(47)	1	2,421
Shipbuilding	3,614			5	3,619

Total	$17,672	$–	$(47)	$(39)	$17,586

Segment Realignments – During the first quarter of 2008, the company transferred certain businesses from the Electronics segment to the Mission Systems segment. As a result of this realignment, goodwill of approximately $47 million was reallocated between these segments. During the second quarter of 2008, the company transferred certain programs and assets from the missiles business in the Mission Systems segment to the Space Technology

NORTHROP GRUMMAN CORPORATION

segment. As a result of this realignment, goodwill of approximately $505 million was reallocated between these segments.

In April 2008, the company sold its Electro-Optical Systems business, formerly a part of the Electronics segment, to L-3 Communications Corporation and recognized a gain of $19 million, net of taxes of $39 million. Operating results of this business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Fair Value Adjustments – The fair value adjustments to goodwill were primarily due to the realization of additional capital loss carryforward tax assets.

Purchased Intangible Assets
 The table below summarizes the company’s aggregate purchased intangible assets:

	June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,631	$(1,666)	$965	$2,661	$(1,616)	$1,045
Other purchased intangibles	100	(73)	27	100	(71)	29

Total	$2,731	$(1,739)	$992	$2,761	$(1,687)	$1,074

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 21 years. Aggregate amortization expense for the three and six months ended June 30, 2008, was $28 million and $81 million, respectively, including $19 million of additional amortization recorded in the first quarter of 2008 associated with the LHD-8 and other programs (see Note 6).

The table below shows expected amortization for purchased intangibles for the remainder of 2008 and for the next five years:

$ in millions
Year Ending December 31
2008 (July 1 – December 31)	$55
2009	100
2010	91
2011	54
2012	52
2013	42

9.	LITIGATION

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

As previously disclosed, on May 17, 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems.” By letter dated June 5, 2007, the Coast Guard stated that the revocation of acceptance also was based on alleged “nonconforming topside equipment” on the vessels. On August 13, 2007, the company submitted a response to the Coast Guard, maintaining that the revocation of acceptance was improper. In late December 2007, the Coast Guard responded to the company’s August submittal and advised Integrated Coast Guard Systems (the contractors’ joint venture for performing the Deepwater Program) that the Coast Guard is seeking $96.1 million from the Joint Venture as a result of the revocation of acceptance of the eight vessels delivered under the 123-foot conversion program. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. The letter is not a contracting officer’s final decision. On May 14, 2008, the Coast Guard advised the Joint Venture that the Coast Guard had decided to suspend its pursuit of the $96.1 million claim and to support instead an investigation by the U.S. Department of Justice of the Joint Venture and its subcontractors. The Department of Justice had previously issued subpoenas related to the Deepwater Program, pursuant to which the company has provided and continues to provide responsive documents. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that its views will prevail.

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

NORTHROP GRUMMAN CORPORATION

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

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as incentives, contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2008, the amounts related to the aforementioned items are not material individually or in the aggregate.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2008, the range of reasonably possible future costs for environmental remediation sites was $191 million to $276 million, of which $232 million is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

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

NORTHROP GRUMMAN CORPORATION

profitability (referred to in this discussion generally as “lost profits”), and costs associated with clean-up and recovery.

The company’s Hurricane Katrina insurance claim is continually being evaluated based on actions to date and an assessment of remaining recovery scope. Certain amounts within the overall claim are still in the process of being finalized and the overall value of the claim may change from the amounts disclosed in the Notes to the Consolidated Financial Statements contained in the company’s 2007 Annual Report on Form 10-K, updated by the Form 8-K filed on July 29, 2008. The company has recovered a certain portion of its claim and expects that its residual claim will be resolved separately with the two remaining insurers, including FM Global, and the company has pursued the resolution of its claim with that understanding (see Note 9).

The company has full entitlement to insurance recoveries related to lost profits; however, because of uncertainties concerning the ultimate determination of recoveries related to lost profits, in accordance with company policy no such amounts are recognized by the company until they are settled with the insurers. Furthermore, due to the uncertainties with respect to the company’s disagreement with FM Global, no receivables have been recognized by the company in the accompanying condensed consolidated financial statements for insurance recoveries from FM Global.

Co-Operative Agreements – In 2003, Shipbuilding executed agreements with the states of Mississippi and Louisiana whereby Shipbuilding leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Shipbuilding to these states. As of June 30, 2008, Shipbuilding has fully met its obligations under the Mississippi agreement and has met all but one requirement under the Louisiana agreement related to minimum employment levels. Failure by Shipbuilding to meet the remaining Louisiana commitment would result in reimbursement by Shipbuilding to Louisiana in accordance with the agreement. As of June 30, 2008, Shipbuilding expects that the remaining commitment under the Louisiana agreement will be met based on its most recent business plan.

Financial Arrangements – In the ordinary course of business, the company utilizes standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At June 30, 2008, there were $513 million of unused standby letters of credit, $140 million of bank guarantees, and $529 million of surety bonds outstanding.

The company has also guaranteed a $200 million loan made to the Shipbuilding segment in connection with the Gulf Opportunity Zone Industrial Revenue Bonds issued in December 2006. Under the loan agreement the company guaranteed Shipbuilding’s repayment of the principal and interest to the Trustee and also guaranteed payment of the principal and interest by the Trustee to the underlying bondholders.

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain divestitures. The settlement of these liabilities is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

U.S. Government Claims – The U.S. Government advised the company of claims and penalties concerning certain potential disallowed costs. The parties are engaged in discussions to enable the company to evaluate the merits of these claims as well as to assess the amounts being claimed. The company believes, but can give no assurance, that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations, for the three and six months ended June 30, 2008, was $163 million and $301 million, respectively, net of immaterial amounts of sublease rental income, and $143 million and $273 million, respectively, for the three and six months ended June 30, 2007.

Related Party Transactions – The company had no material related party transactions for any period presented.

NORTHROP GRUMMAN CORPORATION

11.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefits		Benefits		Life Benefits
$ in millions	2008	2007	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$180	$197	$13	$13	$361	$393	$27	$26
Interest cost	334	312	42	41	668	624	83	82
Expected return on plan assets	(474)	(444)	(16)	(14)	(949)	(887)	(32)	(29)
Amortization of:
Prior service costs	10	9	(16)	(16)	20	19	(32)	(32)
Net loss from previous years	7	13	6	6	13	25	11	12

Net periodic benefit cost	$57	$87	$29	$30	$113	$174	$57	$59

Defined contribution plans cost	$75	$63			$150	$145

Employer Contributions – To meet minimum ERISA funding levels, the company is required to contribute approximately $120 million to its pension plans and approximately $200 million to its medical and life benefit plans in 2008. As of June 30, 2008, contributions of $50 million and $70 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

12.	STOCK COMPENSATION PLANS

At June 30, 2008, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee Directors as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

Compensation Expense – Total pre-tax stock-based compensation for the six months ended June 30, 2008 and 2007, were $83 million and $78 million, respectively, of which $9 million and $7 million related to Stock Options and $74 million and $71 million related to Stock Awards, respectively. Tax benefits recognized in the condensed consolidated statements of income for stock-based compensation during the six months ended June 30, 2008 and 2007, were $32 million and $30 million, respectively. In addition, the company realized tax benefits of $22 million and $39 million from the exercise of Stock Options and $94 million and $77 million from the issuance of Stock Awards in the six months ended June 30, 2008 and 2007, respectively.

Stock Options – The fair value of each of the company’s Stock Option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the company’s Stock Option awards is expensed on a straight-line basis over the vesting period of the options, which is generally three to four years. Expected volatility is based on an average of (1) historical volatility of the company’s stock and (2) implied volatility from traded options on the company’s stock. The risk-free rate for periods within the contractual life of the Stock Option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The company uses historical data to estimate forfeitures within its valuation model. The expected term of awards granted is derived from historical experience under the company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

NORTHROP GRUMMAN CORPORATION

The significant weighted-average assumptions relating to the valuation of the company’s Stock Options for the six months ended June 30, 2008, and 2007, were as follows:

	2008	2007
Dividend yield	1.8%	2.1%
Volatility rate	20%	20%
Risk-free interest rate	2.8%	4.6%
Expected option life (years)	6.0	6.0

The weighted-average grant date fair value of Stock Options granted during each of the six months ended June 30, 2008, and 2007, was $15 per share.

Stock Option activity for the six months ended June 30, 2008, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2008	14,883	$51	4.6 years	$416
Granted	1,308	81
Exercised	(1,859)	48
Cancelled and forfeited	(94)	65

Outstanding at June 30, 2008	14,238	$54	4.9 years	$211

Vested and expected to vest in the future at June 30, 2008	14,111	$54	4.8 years	$210

Exercisable at June 30, 2008	12,099	$50	4.1 years	$208

Available for grant at June 30, 2008	10,863

Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at June 30, 2008 (for outstanding options), less the applicable exercise price. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007, was $57 million and $100 million, respectively.

Stock Awards – Compensation expense for Stock Awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. During the six months ended June 30, 2008, 2.9 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $233 million and a grant date fair value of $155 million. During the six months ended June 30, 2007, 2.6 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $198 million and a grant date fair value of $124 million. There were 2.6 million Stock Awards granted in the six months ended June 30, 2007, with a weighted-average grant date fair value of $64 per share.

NORTHROP GRUMMAN CORPORATION

Stock Award activity for the six months ended June 30, 2008, was as follows:

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2008	5,144	$67	1.3 years
Granted (including performance adjustment on shares vested)	1,599	74
Vested	(91)	38
Forfeited	(300)	62

Outstanding at June 30, 2008	6,352	$70	1.2 years

Available for grant at June 30, 2008	3,660

Unrecognized Compensation Expense – At June 30, 2008, there was $218 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $26 million relates to Stock Options and $192 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 1.9 years.

13.	INCOME TAXES

The company’s effective tax rates on earnings from continuing operations were 34.6 percent and 35.0 percent for the three and six months ended June 30, 2008, respectively, and 29.7 percent and 31.9 percent for the three and six months ended June 30, 2007, respectively. During the second quarter of 2007, the company entered into a partial settlement agreement with the Internal Revenue Service (IRS) regarding its audits for the year ended December 31, 2001 through the year ended December 31, 2003. As a result of the settlement, the company recognized tax benefits of $16 million.

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

Pursuant to the company’s merger with TRW in December 2002, the company is liable for tax deficiencies of TRW and its subsidiaries prior to the merger. The IRS examined the TRW income tax returns for the years ended 1999 through the date of the merger and asserted tax deficiencies for those years to which the company has taken exception. The 1999 through 2002 TRW audit deficiencies are currently under consideration at IRS Appeals. In January 2008, the company and the IRS reached a tentative agreement with respect to the proposed tax deficiencies. Although the final outcome is not determinable until the IRS’ Joint Committee on Taxation completes its review of the settlement agreement in 2008, it is reasonably possible that unrecognized tax benefits of up to $106 million may be eliminated, all of which would result in an offsetting reduction to goodwill.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the Corporation) as of June 30, 2008, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007, and of changes in cash flows and of changes in shareholders’ equity for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 20, 2008 (July 29, 2008 as to the reclassification of Electro-Optical Systems as a discontinued operation and the reclassification of segment information as described in Notes 5 and 6), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of a new accounting standard for income taxes. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/	Deloitte & Touche LLP

Los Angeles, California
July 29, 2008

NORTHROP GRUMMAN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion should be read along with the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, as well as the company’s 2007 Annual Report on Form 10-K, updated by the Form 8-K dated July 29, 2008, filed with the Securities and Exchange Commission, which provides a more thorough discussion of the company’s products and services, industry outlook, and business trends. See discussion of consolidated results starting on page I-23 and discussion of results by segment starting on page I-26.

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

Business Outlook and Operational Trends – There have been no material changes to the company’s products and services, industry outlook, or business trends from those disclosed in the company’s 2007 Annual Report on Form 10-K, updated by the Form 8-K filed on July 29, 2008. The company’s shipyard operations in the Gulf Coast continue to be impacted from workforce shortages resulting from hurricanes in 2005.

Notable Events – Notable events or activity during the three months ended June 30, 2008, affecting the company’s consolidated financial results included the following:

■	Contract award of $1.16 billion by U.S. Navy for a Broad Area Maritime Surveillance Unmanned Aircraft System currently under protest – see page I-35.

Other notable events or activity during the six months ended June 30, 2008, included the following:

■	Contract award of $1.5 billion by U.S. Air Force to replace its aerial refueling tanker fleet. Decision by Government Accountability Office to uphold protest of aerial refueling tanker award – see page I-35.

■	Pre-tax charge of $326 million associated with the LHD-8 and other ships – see page I-33 and Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1.

■	Conversion and redemption of 3.5 million shares of mandatorily redeemable convertible preferred stock to 6.4 million shares of common stock – see Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1.

■	Sale of Electro-Optical Systems – see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions, except per share	2008	2007	2008	2007
Sales and service revenues	$8,628	$7,878	$16,352	$15,192
Cost of sales and service revenues	7,822	7,115	15,082	13,739
Operating income	806	763	1,270	1,453
Interest expense	(72)	(83)	(149)	(172)
Federal and foreign income taxes	256	199	402	405
Diluted earnings per share from continuing operations	1.40	1.35	2.15	2.46
Net cash provided by operating activities	607	741	801	1,141

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2008	2007	2008	2007
Product sales	$4,849	$4,460	$9,243	$8,646
Service revenues	3,779	3,418	7,109	6,546

Sales and service revenues	$8,628	$7,878	$16,352	$15,192

Sales and service revenues for the three and six months ended June 30, 2008, increased $750 million and $1.2 billion, respectively, as compared with the same periods in 2007, reflecting higher sales in all operating segments. Sales and service revenues were impacted by a sales step back of $134 million on the LHD-8 program recorded in the first quarter of 2008. See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues

Cost of sales and service revenues is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2008	2007	2008	2007
Cost of product sales	$3,793	$3,486	$7,522	$6,696
% of product sales	78.2%	78.2%	81.4%	77.4%
Cost of service revenues	3,232	2,821	6,025	5,528
% of service revenues	85.5%	82.5%	84.8%	84.4%
General and administrative expenses	797	808	1,535	1,515
% of total sales and service revenues	9.2%	10.3%	9.4%	10.0%

Cost of sales and service revenues	$7,822	$7,115	$15,082	$13,739

Cost of Product Sales and Service Revenues – Cost of product sales as a percentage of product sales for the three months ended June 30, 2008, as compared to the same period in 2007, remained essentially unchanged. The increase in cost of product sales as a percentage of product sales for the six months ended June 30, 2008, as compared to the same period in 2007, is primarily due to a $272 million pre-tax charge at Shipbuilding in the first quarter of 2008 for cost growth on the LHD-8 contract and an additional $54 million, primarily for schedule impacts on other ships and impairment of purchased intangibles at the Gulf Coast shipyard.

NORTHROP GRUMMAN CORPORATION

Cost of service revenues as a percentage of service revenues for the three and six months ended June 30, 2008, as compared to the same periods in 2007, increased primarily at Mission Systems, Information Technology and Shipbuilding due to contract mix.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts and such costs, for most components of the company, are allocated to contracts in progress on a systematic basis, and contract performance factors include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations. The decrease in general and administrative expenses as a percentage of total sales and service revenues for the three and six months ended June 30, 2008, is primarily due to the higher sales volume as compared with the same periods in 2007.

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

The table below reconciles segment operating income to total operating income:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2008	2007	2008	2007
Segment operating income	$784	$798	$1,242	$1,490
Unallocated expenses	(43)	(64)	(75)	(96)
Net pension adjustment	69	28	128	61
Royalty income adjustment	(4)	1	(25)	(2)

Total operating income	$806	$763	$1,270	$1,453

Segment Operating Income – Segment operating income for the three months ended June 30, 2008, decreased $14 million, or 2 percent, as compared to the same period in 2007. Total segment operating income was 9.1 percent and 10.1 percent of total sales and service revenues for the three months ended June 30, 2008, and 2007, respectively. Segment operating income for the six months ended June 30, 2008, decreased $248 million, or 17 percent, as compared to the same period in 2007. Total segment operating income was 7.6 percent and 9.8 percent of total sales and service revenues for the six months ended June 30, 2008, and 2007, respectively. The decrease in operating income in 2008 includes pre-tax charges totaling $326 million at Shipbuilding in the first quarter of 2008 stemming from cost growth, schedule delays and impairment of purchased intangibles at the Gulf Coast shipyards. See the Segment Operating Results section below and Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Unallocated Expenses – Unallocated expenses include the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated expenses for the three and six months ended June 30, 2008, decreased $21 million in each period, or 33 percent and 22 percent, respectively, as compared to the same periods in 2007, primarily due to $50 million in legal and investigative provisions recorded in the second quarter of 2007, partially offset by increased other corporate unallocated costs.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with

NORTHROP GRUMMAN CORPORATION

CAS. For the three months ended June 30, 2008, and 2007, pension expense determined in accordance with GAAP was $57 million and $87 million, respectively, and pension expense determined in accordance with CAS amounted to $126 million and $115 million, respectively. For the six months ended June 30, 2008, and 2007, pension expense determined in accordance with GAAP was $113 million and $174 million, respectively, and pension expense determined in accordance with CAS amounted to $241 million and $235 million, respectively. The reduction in GAAP pension expense in 2008 is primarily the result of better than estimated investment returns in 2007, a higher discount rate assumption and pension plan design changes that took effect in 2008.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

Interest Expense
Interest expense for the three and six months ended June 30, 2008, decreased $11 million and $23 million, respectively, as compared with the same periods in 2007, primarily due to the conversion and redemption of the mandatorily redeemable convertible preferred stock, which reduced the dividends paid during the 2008 periods.

Other, Net
Other, net for the three and six months ended June 30, 2008, increased $14 million and $37 million, respectively, as compared with the same periods in 2007, primarily due to gains recorded on the sale of assets in 2008 as compared with losses recorded on the sale of assets in 2007. Other, net for the six months ended June 30, 2008, also includes higher royalty income than in the prior year period. Other, net includes interest income for all periods presented.

Federal and Foreign Income Taxes
The company’s effective tax rate on earnings from continuing operations for the three months ended June 30, 2008, was 34.6 percent compared with 29.7 percent for the same period in 2007. For the six months ended June 30, 2008, the company’s effective tax rate on earnings from continuing operations was 35.0 percent compared with 31.9 percent for the same period in 2007. During the second quarter of 2007, the company entered into a partial settlement agreement with the Internal Revenue Service regarding its audits for the year ended December 31, 2001 through the year ended December 31, 2003. As a result of the settlement, the company recognized tax benefits of $16 million.

Discontinued Operations
Discontinued operations for the three and six months ended June 30, 2008, and 2007, primarily represents the net operating results and after-tax gain on sale of the Electro-Optical Systems business formerly reported in the Electronics segment. The 2007 periods also include the net operating results of Interconnect Technologies. See Note 5 to the Condensed Consolidated Financial Statements in Part I, Item I.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended June 30, 2008, were $1.40 per share, as compared with $1.35 per share in the same period in 2007. Earnings per share are based on weighted-average diluted shares outstanding of 344.1 million for the three months ended June 30, 2008, and 355.3 million for the same period in 2007.

Diluted earnings per share from continuing operations for the six months ended June 30, 2008, were $2.15 per share, as compared with $2.46 per share in the same period in 2007. Earnings per share are based on weighted-average diluted shares outstanding of 346.7 million for the six months ended June 30, 2008, and 356.8 million for the same period in 2007.

Diluted earnings per share from continuing operations and the weighted-average diluted shares outstanding include the dilutive effects of the mandatorily redeemable convertible preferred stock. A substantial portion of the mandatorily redeemable convertible preferred stock was converted to common stock in the first quarter of 2008, with the remainder converted or redeemed in April 2008.

NORTHROP GRUMMAN CORPORATION

See Notes 4 and 7 to the Condensed Consolidated Financial Statements in Part I, Item 1.

Net Cash Provided by Operating Activities
For the three months ended June 30, 2008, net cash provided by operating activities was $607 million compared to $741 million for the same period in 2007. The decrease of $134 million, or 18 percent, was primarily due to the receipt of $125 million of insurance proceeds related to Katrina in 2007.

For the six months ended June 30, 2008, net cash provided by operating activities was $801 million compared to $1.1 billion for the same period in 2007. The decrease of $340 million, or 30 percent, was primarily due to higher cash paid to suppliers as compared to cash received from customers in the 2008 period of $284 million, and lower cash insurance proceeds of $120 million, partially offset by a slight improvement in other cash receipts.

SEGMENT OPERATING RESULTS

Basis of Presentation
During the second quarter of 2008, the company transferred certain programs and assets from the missiles business in the Mission Systems segment to the Space Technology segment. This transfer allows Mission Systems to focus on the rapidly growing command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) business, and the missiles business will be an integrated element of the company’s Aerospace business growth strategy.

In January 2008, the Newport News and Ship Systems businesses were realigned into a single segment called Northrop Grumman Shipbuilding. Previously, these businesses were separate operating segments which were aggregated into a single segment for financial reporting purposes. In addition, certain Electronics businesses were transferred to Mission Systems during the first quarter of 2008.

In January 2007, certain programs and business areas were transferred between Information Technology, Mission Systems, Space Technology, and Technical Services.

Sales and segment operating income information in the following tables have been revised, where applicable, to reflect the above realignments for all periods presented.

For presentation purposes, the company’s seven segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Shipbuilding segments are presented as separate businesses.

NORTHROP GRUMMAN CORPORATION

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2008	2007	2008	2007
Sales and Service Revenues
Information & Services
Mission Systems	$1,388	$1,288	$2,686	$2,447
Information Technology	1,215	1,143	2,300	2,181
Technical Services	572	551	1,077	1,071

Total Information & Services	3,175	2,982	6,063	5,699

Aerospace
Integrated Systems	1,358	1,225	2,698	2,506
Space Technology	1,118	1,067	2,140	2,057

Total Aerospace	2,476	2,292	4,838	4,563

Electronics	1,675	1,628	3,230	3,156
Shipbuilding	1,688	1,359	2,952	2,515
Intersegment eliminations	(386)	(383)	(731)	(741)

Sales and service revenues	$8,628	$7,878	$16,352	$15,192

Segment Operating Income
Information & Services
Mission Systems	$133	$142	$261	$245
Information Technology	82	90	171	176
Technical Services	36	32	62	60

Total Information & Services	251	264	494	481

Aerospace
Integrated Systems	143	149	313	309
Space Technology	93	90	175	163

Total Aerospace	236	239	488	472

Electronics	202	189	411	381
Shipbuilding	126	134	(92)	213
Intersegment eliminations	(31)	(28)	(59)	(57)

Segment operating income	$784	$798	$1,242	$1,490

Operating Performance Assessment and Reporting – The company manages and assesses the performance of its businesses based on its performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the company’s critical accounting policies and estimation processes. Based on this approach and the nature of the company’s operations, the discussion of results of operations generally focuses around the company’s seven segments versus distinguishing between products and services. Product sales are predominantly generated in the Electronics, Integrated Systems, Space Technology and Shipbuilding segments, while the majority of the company’s service revenues are generated by the Information Technology, Mission Systems and Technical Services segments.

Sales and Service Revenues – Period-to-period sales reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Unless otherwise described, volume generally refers to increases (or decreases) in revenues incurred due to varying production activity levels,

NORTHROP GRUMMAN CORPORATION

delivery rates, or service levels on individual contracts. Volume changes will typically carry a corresponding income change based on the margin rate for a particular contract.

Segment Operating Income – Segment operating income reflects the performance of segment contracts and programs. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and other retiree benefits, and other expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total costs estimated at completion (EAC) of the contract that reflect either improved (or deteriorated) operating performance or management’s view of risk on a particular contract. Operating income changes on contracts are accounted for on a cumulative-to-date basis at the time an EAC change is recorded.

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

Contract Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page I-38.

INFORMATION & SERVICES

Business Descriptions
Mission Systems – A leading global system integrator of complex, mission-enabling systems for government, military, and commercial customers. Products and services are grouped into the following business areas: Command, Control and Communications (C3); and Intelligence, Surveillance and Reconnaissance (ISR).

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

	Three Months Ended June 30						Six Months Ended June 30
	2008			2007			2008			2007
		Operating	% of		Operating	% of		Operating	% of		Operating	% of
$ in millions	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales
Mission Systems	$1,388	$133	9.6%	$1,288	$142	11.0%	$2,686	$261	9.7%	$2,447	$245	10.0%
Information Technology	1,215	82	6.7%	1,143	90	7.9%	2,300	171	7.4%	2,181	176	8.1%
Technical Services	572	36	6.3%	551	32	5.8%	1,077	62	5.8%	1,071	60	5.6%

Information & Services	$3,175	$251	7.9%	$2,982	$264	8.9%	$6,063	$494	8.1%	$5,699	$481	8.4%

Sales and Service Revenues
Mission Systems
Revenue for the three months ended June 30, 2008, increased $100 million, or 8 percent, as compared with the same period in 2007. The increase was primarily due to $77 million higher sales in ISR, and $11 million higher

NORTHROP GRUMMAN CORPORATION

sales in C3. The increase in ISR is due to ramp-up in the Navstar Global Positioning System Operational Control Segment (Navstar GPS OCX), ELINT Modernization Information, Management and Storage Increment 1 (EMOD IM&S), and certain restricted programs. The increase in C3 is primarily due to higher volume in several programs, including Command Post Platform (CPP), Force XXI Battle Brigade and Below Installation Kits (FBCB2 I-Kits), Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (CREW), and Joint Tactical Radio System Airborne and Maritime/Fixed Station, partially offset by lower volume on the F-22 program.

Revenue for the six months ended June 30, 2008, increased $239 million, or 10 percent, as compared with the same period in 2007. The increase was primarily due to $139 million higher sales in ISR and $96 million higher sales in C3. The increase in ISR is due to ramp-up in the Navstar GPS OCX, and EMOD IM&S, as well as certain restricted programs. The increase in C3 is due to higher volume in several programs, including CPP, FBCB2 I-Kits, Counter-Rocket Artillery Mortar, Battlefield Airborne Communication Node, and the Joint National Integrations Center Research & Development (JRDC), partially offset by lower deliveries and development activities in the F-22, F-35, and Ground-Based Midcourse Defense Fire Control and Communications (GFC/C) programs.

Information Technology
Revenue for the three months ended June 30, 2008, increased $72 million, or 6 percent, as compared with the same period in 2007. The increase was primarily due to $34 million higher sales in Intelligence, $30 million higher sales in Defense, and $16 million higher sales in CS&L. The increase in Intelligence primarily reflects new restricted program wins. The increase in Defense is attributable to higher volume associated with the Network Centric Solutions program. The increase in CS&L is due to higher volume associated with the New York City Wireless program.

Revenue for the six months ended June 30, 2008, increased $119 million, or 5 percent, as compared with the same period in 2007. The increase was primarily due to $52 million higher sales in Defense, $50 million higher sales in Intelligence, and $42 million higher sales in CS&L, primarily due to the programs noted above.

Technical Services
Revenue for the three months ended June 30, 2008, increased $21 million, or 4 percent, as compared with the same period in 2007. The increase was primarily due to $29 million higher sales in LCOE, partially offset by $5 million lower sales in SSG. The increase in LCOE is associated with additional sales volume on the Hunter CLS, FSC Oklahoma City, and Global Hawk programs. The decrease in SSG is driven by reduced customer spending on the Nevada Test Site program due to the completion of projects in 2007.

Revenue for the six months ended June 30, 2008, increased $6 million, or 1 percent, as compared with the same period in 2007. The increase was primarily due to $32 million higher sales in LCOE, partially offset by $25 million lower sales in SSG. The increase in LCOE is due to additional sales volume on the Hunter CLS and B-2 programs. The decrease in SSG is due to the completion of the Western Range Operations program in 2007, and decreased customer spending on the Joint Base Operations Support and Nevada Test Site programs.

Segment Operating Income
Mission Systems
Operating income at Mission Systems for the three months ended June 30, 2008, decreased $9 million, or 6 percent, as compared with the same period in 2007. The decrease is primarily due to a favorable rate adjustment recorded in 2007, partially offset by performance adjustments in the second quarter of 2008.

Operating income at Mission Systems for the six months ended June 30, 2008, increased $16 million, or 7 percent, as compared with the same period in 2007. The increase is comprised of $24 million from higher sales volume, partially offset by $8 million in lower performance results, both as described above.

NORTHROP GRUMMAN CORPORATION

Information Technology
Operating income at Information Technology for the three months ended June 30, 2008, decreased $8 million, or 9 percent, as compared with the same period in 2007. The decrease is primarily due to $14 million in lower performance results, partially offset by $6 million from the higher volume described above. The 2008 period includes a reduction in the value of deferred costs for the County of San Diego IT outsourcing program.

Operating income at Information Technology for the six months ended June 30, 2008, decreased $5 million, or 3 percent, as compared with the same period in 2007. The decrease is primarily due to $15 million in lower performance results, partially offset by $10 million from the higher volume described above.

Technical Services
Operating income at Technical Services for the three months ended June 30, 2008, increased $4 million, or 13 percent, as compared with the same period in 2007, primarily due to the higher sales volume described above and performance improvements in SSG.

Operating income at Technical Services for the six months ended June 30, 2008, increased $2 million, or 3 percent, as compared with the same period in 2007, primarily due to performance improvements in SSG.

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

Space Technology – Develops and integrates a broad range of systems at the leading edge of space, defense, and electronics technology. The segment supplies products primarily to the U.S. Government that are critical to maintaining the nation’s security and leadership in science and technology. Space Technology’s business areas focus on the design, development, manufacture, and integration of satellite systems and subsystems, electronic and communications payloads, intercontinental ballistic missile systems, and high energy laser systems and subsystems. Products and services are grouped into the following business areas: Civil Systems; Military Systems; Missile Systems; National Systems; and Technology & Emerging Systems.

	Three Months Ended June 30						Six Months Ended June 30
	2008			2007			2008			2007
		Operating	% of		Operating	% of		Operating	% of		Operating	% of
$ in millions	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales
Integrated Systems	$1,358	$143	10.5%	$1,225	$149	12.2%	$2,698	$313	11.6%	$2,506	$309	12.3%
Space Technology	1,118	93	8.3%	1,067	90	8.4%	2,140	175	8.2%	2,057	163	7.9%

Aerospace	$2,476	$236	9.5%	$2,292	$239	10.4%	$4,838	$488	10.1%	$4,563	$472	10.3%

Sales and Service Revenues
Integrated Systems
Revenue for the three months ended June 30, 2008, increased $133 million, or 11 percent, as compared with the same period in 2007. The increase was primarily due to $78 million higher sales in ISWR and $41 million higher sales in ISER. The increase in ISWR is primarily due to higher volume associated with the UCAS-D, B-2, Global Hawk High Altitude Long Endurance (HALE) Systems, and restricted programs, partially offset by lower volume in the F-35 program. The increase in ISER is primarily due to higher volume associated with the EA-6B program.

Revenue for the six months ended June 30, 2008, increased $192 million, or 8 percent, as compared with the same period in 2007. The increase was primarily due to $127 million higher sales in ISWR and $54 million higher sales in ISER. The increase in ISWR is due to higher volume associated with the UCAS-D, B-2, Global

NORTHROP GRUMMAN CORPORATION

Hawk HALE Systems, and restricted programs, partially offset by lower volume in the F-35 and Multi-Platform Radar Technology Insertion Program programs. The increase in ISER is primarily due to higher volume associated with the Air Mobility Tanker and EA-6B program, partially offset by lower volume in the E-10A program.

Space Technology
Revenue for the three months ended June 30, 2008, increased $51 million, or 5 percent, as compared with the same period in 2007. The increase was primarily due to $40 million higher sales in Civil Systems, and $39 million higher sales in National Systems, partially offset by $52 million lower sales in Military Systems. The increase in Civil Systems is due to higher volume on the James Webb Space Telescope (JWST) and the National Polar-orbiting Operational Environmental Satellite System (NPOESS) programs. The increase in National Systems is due to higher volume associated with restricted programs, partially offset by the termination of Space Radar. The decrease in Military Systems is due to lower sales volume associated with the Advanced Extremely High Frequency (AEHF), Space Tracking and Surveillance System (STSS), and Defense Support (DSP) programs.

Revenue for the six months ended June 30, 2008, increased $83 million, or 4 percent, as compared with the same period in 2007. The increase was primarily due to $93 million higher sales in National Systems, $56 million higher sales in Civil Systems, and $14 million higher sales in Missile Systems, partially offset by $113 million lower sales in Military Systems. The increase in National Systems is due to higher volume associated with restricted programs, partially offset by the termination of Space Radar. The increase in Civil Systems is due to higher volume on the JWST and NPOESS programs. The increase in Missile Systems is due to higher volume on the Kinetic Energy Interceptor (KEI) program. The decrease in Military Systems is due to lower volume associated with the AEHF, STSS, DSP, and Transformational Satellite Communications System (TSAT) programs.

Segment Operating Income
Integrated Systems
Operating income at Integrated Systems for the three months ended June 30, 2008, decreased $6 million, or 4 percent, as compared with the same period in 2007. The change reflects an increase in operating income of $16 million from the higher sales volume described above and $5 million in improved performance results, offset by the impact of a $27 million favorable adjustment related to the settlement of prior years’ overhead costs in 2007.

Operating income at Integrated Systems for the six months ended June 30, 2008, increased $4 million, or 1 percent, as compared with the same period in 2007. The change reflects an increase in operating income of $24 million from the higher sales volume described above and $7 million in improved performance results, offset by the impact of a $27 million favorable adjustment related to the settlement of prior years’ overhead costs in 2007.

Space Technology
Operating income at Space Technology for the three months ended June 30, 2008, increased $3 million, or 3 percent, as compared with the same period in 2007, primarily due to the higher sales volume described above.

Operating income at Space Technology for the six months ended June 30, 2008, increased $12 million, or 7 percent, as compared with the same period in 2007. The increase comprises $7 million from the higher sales volume described above and $5 million in performance improvements.

ELECTRONICS

Business Description
Electronics is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronics provides systems to U.S. and international customers for such applications as airborne and maritime surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space

NORTHROP GRUMMAN CORPORATION

sensing, intelligence processing, air and missile defense, homeland defense, communications, mail processing, biochemical detection, marine propulsion and power generation, machinery control, and combat management systems. Products and services are grouped into the following business areas: Aerospace Systems; Government Systems; Naval & Marine Systems; Defensive Systems; Land Forces; Navigation Systems; Space Sensors & ISR Systems; and Defense Other.

	Three Months Ended June 30						Six Months Ended June 30
	2008			2007			2008			2007
		Operating	% of		Operating	% of		Operating	% of		Operating	% of
$ in millions	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales
Electronics	$1,675	$202	12.1%	$1,628	$189	11.6%	$3,230	$411	12.7%	$3,156	$381	12.1%

Sales and Service Revenues
Revenue for the three months ended June 30, 2008, increased $47 million, or 3 percent, as compared with the same period in 2007. The increase was primarily due to $44 million higher sales in Aerospace Systems and $30 million higher sales in Navigation Systems, partially offset by $28 million lower sales in Space Sensors & ISR Systems and $19 million lower sales in Naval & Marine Systems. The increase in Aerospace Systems is due to increased deliveries on V(9) New Fighter Aircraft (NFA) and volume on Cobra Judy. The increase in Navigation Systems is due to higher volume associated with Inertial Navigation programs. The decrease in Space Sensors & ISR Systems is due to lower volume associated with the Space Based Infrared System (SBIRS) program as the program transitions from development to production. The decrease in Naval & Marine Systems is due to lower volume associated with restricted programs.

Revenue for the six months ended June 30, 2008, increased $74 million, or 2 percent, as compared with the same period in 2007. The increase was primarily due to $110 million higher sales in Land Forces and $65 million higher sales in Navigation Systems, partially offset by $67 million lower sales in Naval & Marine Systems and $25 million lower sales in Space Sensors & ISR Systems. The increase in Land Forces is due to higher volume associated with the Vehicular Intercommunications Systems and Ground/Air Task Oriented Radar programs. The increase in Navigation Systems is due to higher volume associated with Inertial Navigation programs. The decrease in Naval & Marine Systems is due to lower volume associated with restricted programs and contract closeouts in 2007. The decrease in Space Sensors & ISR Systems is due to lower volume associated with the SBIRS program.

Segment Operating Income
Operating income at Electronics for the three months ended June 30, 2008, increased $13 million, or 7 percent, as compared with the same period in 2007. The increase comprises $5 million from the higher sales volume described above and $8 million in lower net performance adjustments in 2008 compared to the prior year period. Second quarter 2008 operating income includes a $20 million charge for the company’s Wedgetail MESA radar program associated with the program risks arising from the prime contractor’s recently announced schedule delay in completing the program. Operating income for the second quarter of 2007 included a $27 million charge for the F-16 Block 60 fixed price development program.

Operating income at Electronics for the six months ended June 30, 2008, increased $30 million, or 8 percent, as compared with the same period in 2007. The increase comprises $9 million from the higher sales volume described above and $21 million in performance improvements. The performance improvement is attributable to higher royalty income in Navigation Systems and the lower net performance adjustments as described above.

SHIPBUILDING

Business Description
Shipbuilding is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Shipbuilding is also one of the nation’s leading full service systems providers for the design, engineering,

NORTHROP GRUMMAN CORPORATION

construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, international navies, and for commercial vessels. Products and services are grouped into the following business areas: Aircraft Carriers; Expeditionary Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense (CG&CD); Fleet Support; Services; and Commercial & Other.

	Three Months Ended June 30						Six Months Ended June 30
	2008			2007			2008			2007
		Operating	% of		Operating	% of		Operating	% of		Operating	% of
$ in millions	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales
Shipbuilding	$1,688	$126	7.5%	$1,359	$134	9.9%	$2,952	$(92)	(3.1)%	$2,515	$213	8.5%

Sales and Service Revenues
Revenue for the three months ended June 30, 2008, increased $329 million, or 24 percent, as compared with the same period in 2007. The increase was primarily due to $102 million higher sales in Expeditionary Warfare, $94 million higher sales in Surface Combatants, $74 million higher sales in Aircraft Carriers, and $58 million higher sales in Fleet Support. The increase in Expeditionary Warfare is primarily due to higher sales volume in the LPD and LHD programs, partially offset by lower sales volume in the LHA-6 program. The increase in Surface Combatants is primarily due to higher sales in the DDG 51 program. The increase in Aircraft Carriers is primarily due to higher sales volume in the Ford-class and USS Enterprise Extended Docking Selected Restricted Availability (EDSRA) programs, partially offset by volume decrease on the Vinson program. The increase in Fleet Support is primarily due to the consolidation of AMSEC in the 2008 period. During the three months ended June 30, 2007, all programs at the Pascagoula, Mississippi facility were negatively impacted by a labor strike.

Revenue for the six months ended June 30, 2008, increased $437 million, or 17 percent, as compared with the same period in 2007. The increase was primarily due to $170 million higher sales in Surface Combatants, $108 million higher sales in Fleet Support, $101 million higher sales in Aircraft Carriers, and $51 million higher sales in Services. The increase in Surface Combatants is primarily due to higher sales volume in the DDG 51 program. The increase in Fleet Support is primarily due to the consolidation of AMSEC in the 2008 period. The increase in Aircraft Carriers is primarily due to increase in sales volume in the Ford-class and Enterprise EDSRA programs, partially offset by volume decrease on the Vinson program. The increase in Services is primarily due to higher sales on various programs. Expeditionary Warfare sales for the six months ended June 30, 2008, were negatively impacted by a sales step back of $134 million on the LHD-8 program in the first quarter of 2008, which was offset by higher sales in the LPD program. During the six months ended June 30, 2007, all programs at the Pascagoula, Mississippi facility were negatively impacted by a labor strike.

Segment Operating Income
Operating income at Shipbuilding for the three months ended June 30, 2008, decreased $8 million, or 6 percent, as compared with the same period in 2007. The decrease is comprised of $40 million lower performance results, partially offset by $32 million from the higher sales volume described above. The lower performance results are primarily due to additional costs for schedule impacts to several shipbuilding programs as a result of resource constraints caused by the previously announced delay in construction on the LHD-8 program. Operating income for the comparable 2007 period also included adjustments resulting from $62 million of favorable insurance recoveries relating to lost profits as a result of the impact of Hurricane Katrina, partially offset by $55 million relating to an earlier schedule extension delay on LHD-8, and lower operating performance across several other programs.

Operating income at Shipbuilding for the six months ended June 30, 2008, decreased $305 million, or 143 percent, to a loss of $92 million as compared with income of $213 million for the same period in 2007. The decrease is primarily due to a $326 million pre-tax charge on LHD-8 and other programs recorded in the first quarter of 2008 (see Note 6 to the Condensed Consolidated Financial Statements in Part I, Item I). Absent this charge, operating income for the six months ended June 30, 2008, was $234 million, or 7.6 percent of segment sales adjusted for the LHD-8 sales step back discussed above. Of the total adjusted increase of $21 million for the six months compared with the same period in 2007, $48 million was due to the volume increases described

NORTHROP GRUMMAN CORPORATION

above, partially offset by the cost impact of resource constraints caused by the LHD-8 delay. Operating income for the comparable 2007 quarter also included adjustments resulting from $62 million of favorable insurance recoveries relating to lost profits as a result of the impact of Hurricane Katrina, partially offset by $55 million relating to an earlier schedule extension delay on LHD-8, and lower operating performance across several other programs.

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

BACKLOG

Definition
Total backlog at June 30, 2008, was approximately $67 billion. Total backlog includes contractually obligated awards that are funded (firm orders for which funding is obligated by the customer) or unfunded (firm orders for which funding is not currently obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded Indefinite Delivery and Indefinite Quantity (IDIQ) orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

Backlog consisted of the following as of June 30, 2008 and as of December 31, 2007:

	June 30, 2008			December 31, 2007
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Information & Services
Mission Systems	$2,526	$3,325	$5,851	$2,365	$3,288	$5,653
Information Technology	2,409	1,971	4,380	2,581	2,268	4,849
Technical Services	1,571	2,730	4,301	1,471	3,193	4,664

Total Information & Services	6,506	8,026	14,532	6,417	8,749	15,166

Aerospace
Integrated Systems	5,021	7,571	12,592	4,204	4,525	8,729
Space Technology	2,080	13,374	15,454	2,295	13,963	16,258

Total Aerospace	7,101	20,945	28,046	6,499	18,488	24,987

Electronics	8,655	2,311	10,966	7,887	2,047	9,934
Shipbuilding	11,601	1,741	13,342	10,348	3,230	13,578

Total backlog	$33,863	$33,023	$66,886	$31,151	$32,514	$63,665

New Awards
The estimated value of new contract awards during the six months ended June 30, 2008, is approximately $19.6 billion. Significant new awards during this period include $1.5 billion for the aerial refueling tanker replacement program (see below), $1.4 billion for the DDG 1000 Zumwalt-class destroyer, $1.2 billion for the Broad Area Maritime Surveillance Unmanned Aircraft System program (see below), $596 million for the CVN 78 Ford-class aircraft carrier, $241 million for the Intercontinental Ballistic Missile (ICBM) program, $227 million for the Vehicular Intercommunications Systems Indefinite Delivery and Indefinite Quantity program, and $195 million for the Large Aircraft Infrared Counter-measures Indefinite Delivery and Indefinite Quantity program.

NORTHROP GRUMMAN CORPORATION

On February 29, 2008, the company won a $1.5 billion contract awarded by the U.S. Air Force as an initial step to replace its aerial refueling tanker fleet. The losing bidder for the contract protested the award decision by the U.S. Air Force. A review of the award process was conducted by the Government Accountability Office (GAO), which issued its report on June 18, 2008 upholding the other bidder’s protest. On July 9, 2008, the Secretary of Defense announced that the DoD intends to reopen the bidding for the contract to address certain findings identified by the GAO in its report. The company continues to carry the award in its backlog as of June 30, 2008.

On April 22, 2008, the company was awarded a contract by the U.S. Navy for the Broad Area Maritime Surveillance Unmanned Aircraft System. One of the other bidders for the contract subsequently protested the decision by the U.S. Navy to award the contract to the company. The GAO is currently reviewing the protest and is expected to reach its decision in August 2008.

The estimated value of new contract awards during the six months ended June 30, 2007, is approximately $14.4 billion. Significant new awards during this period include $2.2 billion for LHA-6, $875 million for the Flats Sequencing System program, $510 million for the DDG 1000 Zumwalt-class destroyer program, $270 million for the ICBM program, $223 million for the F-22 program, and $185 million for the Joint National Integration Center Research & Development program.

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

The table below summarizes key components of cash flow provided by operating activities.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2008	2007	2008	2007
Net earnings	$495	$460	$759	$847
Non-cash items(1)	318	218	539	366
Retiree benefit expense in excess of funding	15	51	46	98
Change in trade working capital	40	221	(410)	(178)
Change in income taxes payable	(196)	(197)	(84)	(20)
Other	(72)	(8)	(53)	46
Cash used in discontinued operations	7	(4)	4	(18)

Cash provided by operating activities	$607	$741	$801	$1,141

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.

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

NORTHROP GRUMMAN CORPORATION

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation or as an alternative to cash provided by operating activities presented in accordance with GAAP as an indicator of performance.

The table below reconciles cash provided by operations to free cash flow:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2008	2007	2008	2007
Cash provided by operating activities	$607	$741	$801	$1,141
Less:
Capital expenditures	(134)	(140)	(277)	(298)
Outsourcing contract & related software costs	(42)	(50)	(77)	(80)

Free cash flow from operations	$431	$551	$447	$763

Cash Flows
The following is a discussion of the company’s major operating, investing and financing activities for the six months ended June 30, 2008 and 2007, respectively, as classified on the Condensed Consolidated Statements of Cash Flows in Part I, Item 1.

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2008, was $801 million compared to net cash provided of $1.1 billion for the same period of 2007. The decrease in net cash provided by operating activities was due principally to higher cash paid to suppliers as compared to cash received from customers in the 2008 period of $284 million, and lower cash insurance proceeds of $120 million, partially offset by a slight improvement in other cash receipts.

For 2008, cash generated from operations supplemented by borrowings under credit facilities is expected to be sufficient to service debt and contract obligations, finance capital expenditures, continue acquisition of shares under the share repurchase program, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2008, was $132 million compared to $917 million in the same period of 2007. The decrease is primarily due to the acquisition of Essex for $590 million in 2007, and the $175 million in proceeds received from the sale of the Electro-Optical Systems (EOS) business in 2008. See Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2008, was $1.1 billion compared to $718 million in the same period of 2007. The increase is primarily due to $213 million more in common stock repurchases and $114 million lower proceeds from stock option exercises. See Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion concerning the company’s common stock repurchases.

NEW ACCOUNTING STANDARDS

See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to new accounting standards.

FORWARD-LOOKING INFORMATION

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “guidance,” “anticipate,” “outlook,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans

NORTHROP GRUMMAN CORPORATION

and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s 2007 Annual Report on Form 10-K as amended or supplemented by the information, if any, in Part II, Item 1A below, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

■	future revenues;

■	expected program performance and cash flows;

■	compliance with technical, operational and quality requirements;

■	returns on pension plan assets and variability of pension actuarial and related assumptions;

■	the outcome of litigation, claims, appeals, bid protests, and investigations;

■	hurricane-related insurance recoveries;

■	environmental remediation;

■	acquisitions and divestitures of businesses;

■	joint ventures and other business arrangements;

■	access to capital;

■	performance issues with key suppliers and subcontractors;

■	product performance and the successful execution of internal plans;

■	successful negotiation of contracts with labor unions;

■	allowability and allocability of costs under U.S. Government contracts;

■	effective tax rates and timing and amounts of tax payments;

■	the results of any audit or appeal process with the Internal Revenue Service;

■	the availability and retention of skilled labor; and

■	anticipated costs of capital investments.

You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. The company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the company’s filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q, and Form 8-K.

NORTHROP GRUMMAN CORPORATION

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

Air Mobility Tanker	Program to replace the U.S. Air Force aerial refueling tanker fleet.

Airborne Laser (ABL)	Design and develop the system’s Chemical Oxygen Iodine Laser (COIL) and the Beacon Illuminator Laser (BILL) for Missile Defense Agency’s Airborne Laser, providing a capability to destroy boost-phase missiles at very long range.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Battlefield Airborne Communication Node (BACN)	USAF program will integrate an airborne communications relay and information server that will provide warfighters and homeland security units with critical battle information.

Broad Area Maritime Surveillance Unmanned Aerial System (BAMS UAS)	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Citizenship & Immigration Services (CIS)	Operate and maintain Application Support Center facilities on behalf of U.S. Citizenship & Immigration Services.

Coast Guard’s Deepwater Program	Design, develop, construct and deploy surface assets to recapitalize the Coast Guard.

Cobra Judy	The Cobra Judy Replacement program will replace the current U.S. Naval Ship (USNS) Observation Island and its aged AN/SPQ-11 Cobra Judy ballistic missile tracking radar. Northrop Grumman will provide the S-band phased-array radar for use in technical data collection against ballistic missiles in flight.

Command Post Platform (CPP)	Provide a family of vehicles that host multiple battle command and support software suites as well as communications equipment that interface with digitized vehicles.

Counter Rocket Artillery Mortar (CRAM)	Provide system engineering and installation support for Counter Rocket Artillery and Mortar Systems to protect troops at Forward Operating base for Operation Iraqi Freedom.

Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (CREW)	CREW systems are electronic jammers designed to prevent the initiation of Radio-Controlled Improvised Explosive Devices (RCIEDs). Northrop Grumman will rapidly develop and demonstrate flexible CREW technology and systems that address evolving threats. The company will deliver seven dismounted and seven mounted development model CREW systems and provide engineering support services, training, maintenance and repair.

Cutlass	Design, develop, test and manufacture Explosive Ordinance Disposal (EOD) Remote Control Vehicle Systems.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

CVN 78 Ford-class	Design and construction for the new class of Aircraft Carriers.

DDG 1000 Zumwalt-class Destroyer	Design the first in a class of the U.S. Navy’s multi-mission surface combatants tailored for land attack and littoral dominance.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

Defense Support (DSP)	Satellite system that detects, characterizes, and reports ballistic missile launches.

E-10A	Mission Execution Program (MEP) to continue to mature the technologies of the E-10A Battle Management/Command and Control capabilities.

EA-6B (Prowler)	The Prowler is currently the armed services’ only offensive tactical radar jamming aircraft. The company has developed the next generation mission system for this aircraft under the Increased Capacity (ICAP) III contract and has completed the final test and evaluation phase. The company completed the low-rate initial production for ICAP III Kits during 2006, and was awarded a follow-on contract for ICAP III Kits & Spares, with deliveries commencing in 2007. In addition, the company is performing on a contract to incorporate the ICAP III mission system into an F/A-18 platform, designated the EA-18G.

ELINT Modernization Information, Management & Storage Increment 1 (EMOD IM&S)	Design, development and deployment of a multi-Petabyte, logically centralized, geographically distributed, secure information management and storage system for TechSIGINT data.

F/A - 18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

F-16 Block 60	Direct commercial firm fixed-price program with Lockheed Martin Aeronautics Company to develop and produce 80 Lot systems for aircraft delivery to the United Arab Emirates Air Force as well as test equipment and spares to be used to support in-country repairs of sensors.

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities. In addition, Northrop Grumman is responsible for overall design and integration of the F-22 Communication, Navigation, and Identification (CNI) system.

F-35 Development (Joint Strike Fighter)	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

Force XXI Battle Brigade and Below Installation Kits (FBCB2 I-Kits)	Install in Army vehicles a system of computer hardware and software that forms a wireless, tactical Internet for near-real-time situational awareness and command and control on the battlefield.

Flats Sequencing System/Postal Automation	Build systems for the U.S. Postal Service designed to further automate the flats mail stream, which includes large envelopes, catalogs and magazines.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

FSC Oklahoma City	The company performs work including technical management and logistics, engineering and technical services, aircraft engine sustainment, and planning and analysis.

Global Hawk High-Altitude, Long-Endurance (HALE) Systems	Provide the Global Hawk HALE Systems unmanned aerial system for use in the global war on terror and has a central role in Intelligence, Reconnaissance, and Surveillance supporting operations in Afghanistan and Iraq.

Ground/Air Task Oriented Radar (G/ATOR)	A development program to provide the next generation ground based multi-mission radar for the USMC. Provides Short Range Air Defense, Air Defense Surveillance, Ground Weapon Location and Air Traffic Control. Replaces five existing USMC single-mission radars.

Ground-Based Midcourse Defense Fire Control and Communications (GFC/C)	Develop software to coordinate sensor and interceptor operations during missile flight.

Hunter CLS	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

Inertial Navigation Programs	Consists of a wide variety of opportunities across land, sea and space that address the customers’ needs for precise knowledge of position, velocity, attitude, and heading. These applications include platforms, such as the F-16, satellites and ground vehicles as well as for sensors such as radar, MP-RTIP, and EO/IR pods. Many inertial applications require integration with GPS to provide a very high level of precision and long term stability.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

James Webb Space Telescope (JWST)	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Joint Base Operations Support	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

Joint National Integration Center Research & Development (JRDC)	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

Joint Tactical Radio System Airborne and Maritime/Fixed Station (JTRS AMF)	Joint Tactical Radio System Airborne and Maritime/Fixed Station (JTRS AMF) will develop a communications capability that includes two software-defined, multifunction radio form factors for the use by the U.S. Department of Defense and potential use by the U.S. Department of Homeland Security. Northrop Grumman has the responsibility for leading the Joint Tactical Radio (JTR) integrated product team and co-development of the JTR small airborne (JTR-SA) hardware and software. The company will also provide common JTR software for two JTR form factors, wideband power amplifiers, and the use of Northrop Grumman’s Advanced Communications Test Center in San Diego as the integration and test site for the JTR-SA radio, waveforms and ancillaries.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Large Aircraft Infrared Counter-measures Indefinite Delivery and Indefinite Quantity (LAIRCM IDIQ)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHA	Detail design and construct amphibious assault ships for use as an integral part of joint, interagency, and multinational maritime forces.

LHD	Detail design and construct multipurpose amphibious assault ships.

LPD	Detail design and construct amphibious transport dock ships.

Multi-Platform Radar Technology Insertion Program (MP-RTIP)	Design, develop, fabricate and test modular, scalable 2-dimensional active electronically scanned array (2D-AESA) radars for integration on the Global Hawk HALE Systems and other platforms. Also provides enhanced Wide Area Surveillance system capabilities.

National Polar-orbiting Operational Environmental Satellite System (NPOESS)	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data.

Navstar Global Positioning System (GPS) Operational Control Segment (OCX)	Navstar Global Positioning System (GPS) Operational Control Segment (OCX) Operational control system for existing and future GPS constellation. Includes all satellite C2, mission planning, constellation management, external interfaces, monitoring stations, and ground antennas. Phase A effort includes effort to accomplish a System Requirements Review (SRR), System Design Review (SDR), and development of a Mission Capabilities Engineering Model (MCEM) prototype.

Network Centric Solution	Provide Network-Centric Information Technology, Networking, Telephony and Security, Voice, Video and Data Communications Commercial-off-the-Shelf products, system solutions, hardware and software.

Nevada Test Site (NTS)	Manage and operate the Nevada Test Site facility and provide infrastructure support, including management of the nuclear explosives safety team, support of hazardous chemical spill testing, emergency response training and conventional weapons testing.

New York City Wireless	Provide New York City’s broadband public-safety wireless network.

Qatar Transportation	Provide all resources and management necessary to manage, operate, and maintain a fleet of 662 U.S. Air Force registered vehicles, 260 U.S. Air Force non-registered vehicles, and manage 717 leased vehicles for AL Udeid Air Base in the State of Qatar.

San Diego County IT Outsourcing	Provide high-level IT consulting and services to San Diego County including data center, help desk, desktop, network, applications and cross-functional services.

Space Based Infrared System (SBIRS)	Space-based surveillance systems for missile warning, missile defense, battlespace characterization and technical intelligence. SBIRS will meet United Stated infrared space surveillance needs through the next 2-3 decades.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Space Radar	Develop system concepts and architecture as part of the first phase of this program to provide a range of radar-generated products from space to enhance the nation’s intelligence, surveillance, and reconnaissance (ISR) capabilities for warfighers and the intelligence community.

Space Tracking and Surveillance System (STSS)	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard infrared sensors to detect, track and discriminate ballistic missiles. The program includes two flight demonstration satellites with subsequent development and production blocks of satellites.

Transformational Satellite Communication System-Risk Reduction and System Definition (TSAT RR&SD)	Design, develop, brassboard and demonstrate key technologies to reduce risk in the TSAT space element and perform additional risk mitigation activities.

Unmanned Combat Air System Carrier Demonstration (UCAS-D)	A development / demonstration contract that will design, build and test two demonstration vehicles that will conduct a carrier demonstration. The technology demonstrations are to show carrier control area operations, catapult launch, and an arrested landing of a low observable unmanned aerial vehicle.

USS Enterprise Extended Docking Selected Restricted Availability (EDSRA)	Extended Docking Selected Restricted Availability includes overhaul, maintenance and repairs to the ship and its systems.

V(9) New Fighter Aircraft (V(9) NFA)	Upgraded F-16 Fire Control Radar System. The system consists of the following Line Replaceable Units (LRU’s): Antenna, Medium Duty Transmitter (MDT), Modular Receiver Exciter (MoRE), and Common Radar Processor (CoRP). The system is being procured for Foreign Military Sales (FMS) customers through the F-16 Systems Group at Wright Patterson Air Force Base in Dayton, Ohio.

Vehicular Intercommunications Systems Indefinite Delivery and Indefinite Quantity (VIS IDIQ)	Provide clear and noise-free communications between crew members inside combat vehicles and externally over as many as six combat net radios for the U.S. Army. The active noise-reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Virginia IT outsourcing	Provide high-level IT consulting and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

Wedgetail	Joint program with Boeing to supply MESA radar antenna for AEW&C aircraft.

Western Range Operations, Communications & Information	Provide the Air Force Western Range with operations and maintenance services at Vandenberg AFB.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term borrowings under the credit agreement, short-term investments, and long-term notes receivable. At June 30, 2008, substantially all outstanding borrowings were fixed-rate long-term debt obligations

NORTHROP GRUMMAN CORPORATION

of which a significant portion are not callable until maturity. The company has a modest exposure to interest rate risk resulting from two interest rate swap agreements. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2 billion credit agreement, which had no balance outstanding at June 30, 2008 or December 31, 2007, and the aforementioned interest rate swap agreements.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At June 30, 2008 and December 31, 2007, two interest rate swap agreements were in effect.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At June 30, 2008 and December 31, 2007, the amount of foreign currency forward contracts outstanding was not material. Market risk exposure relating to foreign currency exchange transactions is immaterial to the consolidated financial statements.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of June 30, 2008, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2008, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

As previously disclosed, on May 17, 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems.” By letter dated June 5, 2007, the Coast Guard stated that the revocation of acceptance also was based on alleged “nonconforming topside equipment” on the vessels. On August 13, 2007, the company submitted a response to the Coast Guard, maintaining that the revocation of acceptance was improper. In late December 2007, the Coast Guard responded to the company’s August submittal and advised Integrated Coast Guard Systems (the contractors’ joint venture for performing the Deepwater Program) that the Coast Guard is seeking $96.1 million from the Joint Venture as a result of the revocation of acceptance of the eight vessels delivered under the 123-foot conversion program. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. The letter is not a contracting officer’s final decision. On May 14, 2008, the Coast Guard advised the Joint Venture that the Coast Guard had decided to suspend its pursuit of the $96.1 million claim and to support instead an investigation by the U.S. Department of Justice of the Joint Venture and its subcontractors. The Department of Justice had previously issued subpoenas related to the Deepwater Program, pursuant to which the company has provided and continues to provide

NORTHROP GRUMMAN CORPORATION

responsive documents. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that its views will prevail.

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

As previously disclosed, the company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the district court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the district court’s order. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter.

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in the company’s 2007 Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended June 30, 2008.

			Total Numbers	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Purchased(1)	Paid per Share	Programs	or Programs
April 1, 2008 – April 30, 2008	324,300	$74.21	324,300	$1.9 billion
May 1, 2008 – May 31, 2008	2,426,500	74.66	2,426,500	1.7 billion
June 1, 2008 – June 30, 2008				1.7 billion

Total	2,750,800	$74.61	2,750,800	$1.7 billion

(1)	On December 19, 2007, the company’s board of directors authorized a share repurchase program of up to $2.5 billion of its outstanding common stock.

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

a)  Annual Meeting –

The annual meeting of stockholders of Northrop Grumman Corporation was held May 21, 2008.

b)  Election of Directors –

The following Director nominees were elected at the annual meeting:

Lewis W. Coleman
Thomas B. Fargo
Victor H. Fazio
Donald E. Felsinger
Stephen E. Frank
Phillip Frost
Charles R. Larson
Richard B. Myers
Aulana L. Peters
Kevin W. Sharer
Ronald D. Sugar

NORTHROP GRUMMAN CORPORATION

c)  The matters voted upon at the meeting and the results of each vote are as follows:

Directors:	Votes For	Votes Withheld	Votes Abstaining

Lewis W. Coleman	293,528,591	12,343,832	4,199,240
Thomas B. Fargo	301,471,489	4,410,488	4,189,686
Victor H. Fazio	301,884,774	3,980,881	4,206,008
Donald E. Felsinger	301,639,999	4,157,361	4,274,303
Stephen E. Frank	300,801,820	5,095,663	4,174,180
Phillip Frost	225,911,127	79,490,619	4,669,917
Charles R. Larson	301,909,591	4,084,186	4,077,886
Richard B. Myers	301,280,775	4,726,905	4,063,983
Aulana L. Peters	299,330,109	6,662,829	4,078,725
Kevin W. Sharer	300,182,149	5,700,187	4,189,327
Ronald D. Sugar	299,958,470	6,289,371	3,823,822

	Votes	Votes	Votes	Broker
	For	Against	Abstaining	Non-Votes

Ratification of the appointment of Deloitte & Touche LLP as the company’s independent auditors for 2008	302,635,560	3,792,314	3,643,789	0
Proposal approving performance criteria for the Northrop Grumman Corporation 2001 Long-Term Incentive Stock Plan	259,969,648	45,435,314	4,666,701	0
Stockholder Proposal regarding report of company’s foreign military sales	16,166,957	227,188,943	42,691,677	24,024,086
Stockholder Proposal regarding stockholder ratification of compensation of company’s senior executive officers	113,266,063	162,104,352	10,677,162	24,024,086
Stockholder Proposal regarding adoption of policy on tax gross-up payments to company’s senior executive officers	113,620,849	161,196,079	11,230,649	24,024,086

Item 5.	Other Information

No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

Item 6.	Exhibits

3.1		Bylaws of Northrop Grumman Corporation, as amended May 21, 2008 (incorporated by reference to Exhibit 3.2 to Form 8-K dated May 21, 2008 and filed May 27, 2008)
* 10.1		Northrop Grumman Executive Medical Plan Benefit Matrix effective July 1, 2008
* 10.2		Executive Long-Term Disability Insurance Policy as amended by Amendment No. 2 dated June 19, 2008 and effective as of October 4, 2007
* 15		Letter from Independent Registered Public Accounting Firm
* 31.1		Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
* 31.2		Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report

**	Furnished with this Report

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

Date: July 29, 2008