Form 10-Q
period 2008-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2008-10-22
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 20, 2008, 326,942,249 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions, except per share	2008	2007	2008	2007
Sales and Service Revenues
Product sales	$4,808	$4,264	$14,051	$12,910
Service revenues	3,573	3,607	10,682	10,153

Total sales and service revenues	8,381	7,871	24,733	23,063

Cost of Sales and Service Revenues
Cost of product sales	3,682	3,198	11,204	9,894
Cost of service revenues	3,143	3,084	9,168	8,612
General and administrative expenses	785	783	2,320	2,298

Operating income	771	806	2,041	2,259
Interest expense	(74)	(84)	(223)	(256)
Other, net	45	7	72	(3)

Earnings from continuing operations before income taxes	742	729	1,890	2,000
Federal and foreign income taxes	233	240	635	645

Earnings from continuing operations	509	489	1,255	1,355
Income (Loss) from discontinued operations, net of tax	3		16	(19)

Net earnings	$512	$489	$1,271	$1,336

Basic Earnings (Loss) Per Share
Continuing operations	$1.52	$1.44	$3.72	$3.95
Discontinued operations	.01		.05	(.05)

Basic earnings per share	$1.53	$1.44	$3.77	$3.90

Weighted-average common shares outstanding, in millions	334.2	340.2	337.1	342.9

Diluted Earnings (Loss) Per Share
Continuing operations	$1.50	$1.41	$3.65	$3.86
Discontinued operations	.01		.04	(.05)

Diluted earnings per share	$1.51	$1.41	$3.69	$3.81

Weighted-average diluted shares outstanding, in millions	340.1	352.6	344.5	355.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
$ in millions	2008	2007
Assets:
Cash and cash equivalents	$1,016	$963
Accounts receivable, net of progress payments	3,957	3,790
Inventoried costs, net of progress payments	1,147	1,000
Deferred income taxes	481	542
Prepaid expenses and other current assets	408	502

Total current assets	7,009	6,797
Property, plant, and equipment, net of accumulated depreciation of $3,719 in 2008 and $3,424 in 2007	4,675	4,690
Goodwill	17,475	17,672
Other purchased intangibles, net of accumulated amortization of $1,767 in 2008 and $1,687 in 2007	964	1,074
Pension and postretirement benefits asset	2,148	2,080
Other assets	983	1,060

Total assets	$33,254	$33,373

Liabilities:
Notes payable to banks	$28	$26
Current portion of long-term debt	73	111
Trade accounts payable	1,820	1,890
Accrued employees’ compensation	1,370	1,175
Advance payments and billings in excess of costs incurred	1,889	1,563
Other current liabilities	1,632	1,667

Total current liabilities	6,812	6,432
Long-term debt, net of current portion	3,843	3,918
Mandatorily redeemable convertible preferred stock		350
Pension and postretirement benefits liability	3,102	3,008
Other long-term liabilities	1,934	1,978

Total liabilities	15,691	15,686

Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2008 – 327,071,763; 2007 – 337,834,561	327	338
Paid-in capital	9,668	10,661
Retained earnings	8,253	7,387
Accumulated other comprehensive loss	(685)	(699)

Total shareholders’ equity	17,563	17,687

Total liabilities and shareholders’ equity	$33,254	$33,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2008	2007	2008	2007
Net earnings	$512	$489	$1,271	$1,336

Other comprehensive income (loss)
Change in cumulative translation adjustment	(2)	3	6	6
Change in unrealized loss on marketable securities, net of tax		(2)	(3)	(1)
Change in unamortized benefit plan costs, net of tax	3	7	11	22

Other comprehensive income, net of tax	1	8	14	27

Comprehensive income	$513	$497	$1,285	$1,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
$ in millions	2008	2007
Operating Activities
Sources of Cash – Continuing Operations
Cash received from customers
Progress payments	$5,465	$5,260
Collections on billings	19,828	18,015
Proceeds from insurance carriers related to operations	5	125
Other cash receipts	82	21

Total sources of cash-continuing operations	25,380	23,421

Uses of Cash – Continuing Operations
Cash paid to suppliers and employees	(22,334)	(20,215)
Interest paid, net of interest received	(251)	(285)
Income taxes paid, net of refunds received	(569)	(637)
Excess tax benefits from stock-based compensation	(47)	(73)
Other cash payments	(8)	(22)

Total uses of cash-continuing operations	(23,209)	(21,232)

Cash provided by continuing operations	2,171	2,189
Cash provided by (used in) discontinued operations	3	(33)

Net cash provided by operating activities	2,174	2,156

Investing Activities
Proceeds from sale of business, net of cash divested	175
Payment for businesses purchased, net of cash acquired		(685)
Proceeds from sale of property, plant, and equipment	10	16
Additions to property, plant, and equipment	(444)	(431)
Payments for outsourcing contract and related software costs	(100)	(89)
Proceeds from insurance carriers related to capital expenditures		3
Decrease in restricted cash	59	45
Other investing activities, net	1	(5)

Net cash used in investing activities	(299)	(1,146)

Financing Activities
Net borrowings (payments) under lines of credit	3	(63)
Principal payments of long-term debt	(110)	(96)
Proceeds from exercises of stock options and issuance of common stock	95	246
Dividends paid	(395)	(378)
Excess tax benefits from stock-based compensation	47	73
Common stock repurchases	(1,462)	(1,094)

Net cash used in financing activities	(1,822)	(1,312)

Increase (decrease) in cash and cash equivalents	53	(302)
Cash and cash equivalents, beginning of period	963	1,015

Cash and cash equivalents, end of period	$1,016	$713

NORTHROP GRUMMAN CORPORATION

	Nine Months Ended
	September 30
$ in millions	2008	2007
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net Earnings	$1,271	$1,336
Adjustments to reconcile to net cash provided by operating activities
Depreciation	416	416
Amortization of assets	148	106
Stock-based compensation	126	135
Excess tax benefits from stock-based compensation	(47)	(73)
Loss on disposals of property, plant, and equipment	4	14
Amortization of long-term debt premium	(7)	(8)
Pre-tax gain on investments		(22)
Pre-tax gain on sale of business	(58)
Increase in
Accounts receivable	(4,845)	(4,493)
Inventoried costs	(531)	(90)
Prepaid expenses and other current assets	(43)	(17)
Increase (decrease) in
Progress payments	5,062	4,694
Accounts payable and accruals	313	(29)
Deferred income taxes	122	25
Income taxes payable	130	59
Retiree benefits	35	96
Other non-cash transactions, net	75	40

Cash provided by continuing operations	2,171	2,189
Cash provided by (used in) discontinued operations	3	(33)

Net cash provided by operating activities	$2,174	$2,156

Non-Cash Investing and Financing Activities
Sale of business
Cash received for business sold	$175
Pre-tax gain on sale of business	(58)
Net book value value of assets sold, including goodwill	(135)

Liabilities assumed by purchaser	$(18)

Investment in unconsolidated affiliate		$30

Purchase of businesses
Fair value of assets acquired, including goodwill		$892
Cash paid for businesses purchased		(685)
Non-cash consideration given for businesses purchased		(60)

Liabilities assumed		$147

Mandatorily redeemable convertible preferred stock converted or redeemed into common stock	$350

Capital leases		$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended
	September 30
$ in millions, except per share	2008	2007
Common Stock
At beginning of period	$338	$346
Common stock repurchased	(21)	(14)
Conversion and redemption of preferred stock	6
Employee stock awards and options	4	6

At end of period	327	338

Paid-in Capital
At beginning of period	10,661	11,346
Common stock repurchased	(1,516)	(1,080)
Conversion and redemption of preferred stock	344
Employee stock awards and options	179	377

At end of period	9,668	10,643

Retained Earnings
At beginning of period	7,387	6,183
Net earnings	1,271	1,336
Adoption of new accounting standards	(3)	(66)
Dividends declared	(402)	(390)

At end of period	8,253	7,063

Accumulated Other Comprehensive Loss
At beginning of period	(699)	(1,260)
Adjustment to deferred tax benefit recorded on adoption of SFAS No. 158		(46)
Other comprehensive income	14	27

At end of period	(685)	(1,279)

Total shareholders’ equity	$17,563	$16,765

Cash dividends per share	$1.17	$1.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management for a fair presentation of the consolidated financial position, results of operations, and cash flows. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto contained in the company’s 2007 Annual Report on Form 10-K, updated by Form 8-K filed on July 29, 2008 (2007 Form 10-K).

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
$ in millions	2008	2007
Cumulative translation adjustment	$40	$34
Unrealized gain on marketable securities, net of tax		3
Unamortized benefit plan costs, net of tax benefit of $464 as of September 30, 2008, and $470 as of December 31, 2007	(725)	(736)

Total accumulated other comprehensive loss	$(685)	$(699)

Financial Statement Reclassifications – Certain amounts in the prior period financial statements and related notes have been reclassified to conform to the 2008 presentation, due to the inclusion of interest income as a component of Other, net.

2.	NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards
The disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 157 – Fair Value Measurements, which took effect on January 1, 2008, are presented in Note 3. On January 1, 2009, the company will implement the previously deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value as required. Management does not believe that the remaining provisions will have a material effect on the company’s consolidated financial position or results of operations when they become effective.

NORTHROP GRUMMAN CORPORATION

As previously disclosed, during the nine months ended September 30, 2007, an adjustment was made to reduce retained earnings by $66 million upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (see Note 13).

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

In December 2007, the FASB issued SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 requires presentation of non-controlling interests in consolidated subsidiaries separately within equity in the consolidated statements of financial position as well as the separate presentation within the consolidated statement of operations of earnings attributable to the parent and non-controlling interest. Accounting for changes in a parent’s ownership interest will be at fair value and if the parent retains control of the subsidiary, any adjustments will be made through equity, while transactions where control changes and the subsidiary is deconsolidated will be accounted for through earnings. SFAS No. 160 is effective for the company beginning January 1, 2009. Adoption of this statement is not expected to have a material impact on the company’s consolidated financial position or results of operations when it becomes effective, but may significantly affect the accounting for noncontrolling (or minority) interests from that date forward.

Other new pronouncements issued but not effective until after September 30, 2008, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2008, there were marketable equity securities of $60 million included in prepaid expenses and other current assets and $180 million of marketable debt and equity securities included in other long-term assets. These assets are recorded at fair value, substantially all of which are based upon quoted market prices in active markets. These investments can be liquidated without restriction. Other financial instruments recorded at fair value based on significant other observable inputs are not material. As of September 30, 2008, other than pension plan assets that are measured at fair value on their annual measurement date, the company has no other assets or liabilities that are measured at fair value on a recurring basis.

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

Acquisitions
3001 – In September 2008, the company entered into a definitive agreement to acquire 3001 International, Inc. (3001). On October 2, 2008, the company completed its purchase of all of the outstanding capital stock of 3001, for approximately $92 million in cash, including transaction costs of $2 million. 3001 provides geospatial data production and analysis, including airborne imaging, surveying, mapping and geographic information systems for U.S. and international government intelligence, defense and civilian customers. The operating results of 3001 will be reported in the Information Technology segment beginning in the fourth quarter of 2008. The assets, liabilities, and results of operations of 3001 are not expected to be material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

During the third quarter of 2007, the company acquired Xinetics, Inc. and the remaining 60 percent of Scaled Composites, LLC for approximately $100 million in the aggregate. The assets, liabilities, and results of operations of the entities acquired were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

AMSEC – In July 2007, the company and Science Applications International Corporation (SAIC) reorganized their joint venture, AMSEC, LLC (AMSEC), by dividing AMSEC along customer and product lines. Under the reorganization plan, the company retained the ship engineering, logistics and technical service businesses under the AMSEC name (the AMSEC Businesses) and, in exchange, SAIC received the aviation, combat systems and strike force integration services businesses from AMSEC (the Divested Businesses). This reorganization was treated as a step acquisition for the acquisition of SAIC’s interests in the AMSEC Businesses, with the company recognizing a pre-tax gain of $22 million during the third quarter of 2007 for the effective sale of its interests in the Divested Businesses. From the date of this reorganization, the results of the AMSEC Businesses are consolidated, while prior to this date the company accounted for AMSEC under the equity method. For the three and nine months ended September 30, 2007, the AMSEC Businesses’ sales were an estimated $56 and an estimated $161 million, respectively, with an operating income rate of approximately 6 percent. During the three and nine months ended September 30, 2008, the results of operations of the AMSEC Businesses were consolidated.

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

Dispositions
Electro-Optical Systems – In April 2008, the company sold its Electro-Optical Systems (EOS) business for $175 million in cash to L-3 Communications Corporation and recognized a gain of $19 million, net of taxes of $39 million. EOS, formerly a part of the Electronics segment, produces night vision and applied optics products and had sales of approximately $53 million through April 2008, and $132 million for the nine months ended

NORTHROP GRUMMAN CORPORATION

September 30, 2007. Operating results of this business are reported as discontinued operations in the condensed consolidated statements of operations for all applicable periods presented.

ITD – During the second quarter of 2007, management announced its decision to exit the remaining Interconnect Technologies business reported within the Electronics segment. Sales for this business for the nine months ended September 30, 2007, were $14 million. The shut-down was completed during the third quarter of 2007 and costs associated with the shut-down were not material. The results of this business are reported as discontinued operations in the condensed consolidated statements of operations for all applicable periods presented.

6.	SEGMENT INFORMATION

The company is aligned into seven segments categorized into four primary businesses. For presentation purposes, the Mission Systems, Information Technology, and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Shipbuilding segments are each presented as separate businesses.

During the second quarter of 2008, the company transferred certain programs and assets from the missiles business in the Mission Systems segment to the Space Technology segment. This transfer allows Mission Systems to focus on the rapidly growing command, control, communications, intelligence, surveillance, and reconnaissance business. The missiles business will be an integrated element of the company’s Aerospace business growth strategy.

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

The following table presents segment sales and service revenues for the three and nine months ended September 30, 2008, and 2007.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2008	2007	2008	2007
Sales and Service Revenues

Information & Services
Mission Systems	$1,417	$1,249	$4,103	$3,696
Information Technology	1,085	1,107	3,385	3,288
Technical Services	607	573	1,684	1,644

Total Information & Services	3,109	2,929	9,172	8,628

Aerospace
Integrated Systems	1,345	1,255	4,043	3,761
Space Technology	1,079	1,001	3,219	3,058

Total Aerospace	2,424	2,256	7,262	6,819

Electronics	1,814	1,577	5,044	4,733
Shipbuilding	1,451	1,469	4,403	3,984
Intersegment eliminations	(417)	(360)	(1,148)	(1,101)

Total sales and service revenues	$8,381	$7,871	$24,733	$23,063

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating income reconciled to total operating income for the three and nine months ended September 30, 2008, and 2007.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2008	2007	2008	2007
Operating Income

Information & Services
Mission Systems	$128	$125	$389	$370
Information Technology	37	72	208	248
Technical Services	31	28	93	88

Total Information & Services	196	225	690	706

Aerospace
Integrated Systems	144	145	457	454
Space Technology	90	79	265	242

Total Aerospace	234	224	722	696

Electronics	264	211	675	592
Shipbuilding	118	183	26	396
Intersegment eliminations	(44)	(27)	(103)	(84)

Total segment operating income	768	816	2,010	2,306
Non-segment factors affecting operating income
Unallocated expenses	(20)	(34)	(95)	(130)
Net pension adjustment	64	31	192	92
Royalty income adjustment	(41)	(7)	(66)	(9)

Total operating income	$771	$806	$2,041	$2,259

Shipbuilding Earnings Charge Relating to LHD-8 Contract Performance – LHD-8 is an amphibious assault ship under construction at one of the Gulf Coast shipyards. The LHD-8 contract features significant enhancements compared with earlier ships of the class and will incorporate major new systems, including a gas turbine engine propulsion system, a new electrical generation and distribution system, and a centralized machinery control system administered over a fiber optic network. The LHD-8 contract is a fixed-price incentive contract, and a substantial portion of the performance margin on the contract was previously consumed by the impact from Hurricane Katrina in 2005 and a charge of $55 million in the second quarter of 2007. Lack of progress in LHD-8 on-board testing preparatory to sea trials prompted the company to undertake a comprehensive review of the program, including a detailed physical audit of the ship. From this review, management became aware in March 2008 of the need for substantial re-work on the ship, primarily in electrical cable installations. As a result, during the first quarter of 2008, the company recorded a pre-tax charge of $272 million for cost growth on the LHD-8 contract and an additional $54 million, primarily for schedule impacts on other ships and impairment of purchased intangibles at the Gulf Coast shipyards. Based on significant progress made in the third quarter of 2008 in relation to the re-work on LHD-8, management has modified its risk assessment on the remaining contract effort and, accordingly, recognized a performance improvement adjustment on the contract in the quarter.

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

NORTHROP GRUMMAN CORPORATION

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. The royalty income adjustment for the three and nine months ended September 30, 2008 includes $40 million and $59 million, respectively, related to patent infringement settlements at Electronics.

7.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share from continuing operations are calculated by dividing earnings from continuing operations available to common shareholders by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans, and the company’s mandatorily redeemable convertible preferred stock (see Note 4). The dilutive effect of these securities totaled 5.9 million shares and 7.4 million shares for the three and nine months ended September 30, 2008, respectively, including 1.5 million shares for the preferred stock in the nine months ended September 30, 2008. The dilutive effect of these securities totaled 12.4 million shares and 12.5 million shares (including 6.4 million shares in each period for the preferred stock) for the three and nine months ended September 30, 2007, respectively.

The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2008, exclude stock options to purchase approximately 2.1 million and 1.4 million shares, respectively, because such options are anti-dilutive (their exercise price exceeds the average market price of the company’s common stock during the periods). The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2007, excludes the anti-dilutive effects of stock options to purchase approximately 36,000 shares and 72,000 shares, respectively.

Diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share	2008	2007	2008	2007
Diluted Earnings per Share
Earnings from continuing operations	$509	$489	$1,255	$1,355
Add dividends on mandatorily redeemable convertible preferred stock		6	1	18

Earnings available to common shareholders from continuing operations	$509	$495	$1,256	$1,373

Weighted-average common shares outstanding	334.2	340.2	337.1	342.9
Dilutive effect of stock options, awards and mandatorily redeemable convertible preferred stock	5.9	12.4	7.4	12.5

Weighted-average diluted shares outstanding	340.1	352.6	344.5	355.4

Diluted earnings per share from continuing operations	$1.50	$1.41	$3.65	$3.86

NORTHROP GRUMMAN CORPORATION

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2007:

					Shares Repurchased
					(in millions)
	Amount		Total Shares		Nine Months Ended
	Authorized	Average Price	Retired		September 30
Authorization Date	(in millions)	Per Share	(in millions)	Date Completed	2008	2007
October 24, 2005	$1,500	$65.08	23.0	February 2007		2.3
December 14, 2006	1,000	75.96	13.1	November 2007		12.2
December 19, 2007	2,500	72.68	21.2		21.2

					21.2	14.5

Under certain of its share repurchase authorizations, the company has entered into accelerated share repurchase agreements with banks to repurchase shares of common stock. Under these agreements, shares were immediately borrowed by the bank and then sold to and canceled by the company. Subsequently, shares were purchased in the open market by the bank to settle its share borrowings. The ultimate cost of the company’s share repurchases under these agreements was subject to adjustment based on the actual cost of the shares subsequently purchased by the bank. If an additional amount was owed by the company upon settlement, the price adjustment could have been settled, at the company’s option, in cash or in shares of common stock. The final price adjustments under these agreements have been immaterial. Accelerated share repurchase agreements were utilized in connection with the 2007 repurchases shown above.

Other share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

As of September 30, 2008, the company has $963 million authorized for share repurchases.

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amounts of goodwill for the nine months ended September 30, 2008, were as follows:

		Goodwill	Goodwill
	Balance as of	Transferred	Adjustment		Balance as of
	December 31,	in Segment	Related to	Fair Value	September 30,
$ in millions	2007	Realignments	Business Sold	Adjustments	2008
Mission Systems	$4,677	$(458)		$(63)	$4,156
Information Technology	2,184			(23)	2,161
Technical Services	810			(9)	801
Integrated Systems	1,021			(6)	1,015
Space Technology	2,852	505		(55)	3,302
Electronics	2,514	(47)	$(47)	1	2,421
Shipbuilding	3,614			5	3,619

Total	$17,672	$—	$(47)	$(150)	$17,475

Segment Realignments – During the first quarter of 2008, the company transferred certain businesses from the Electronics segment to the Mission Systems segment. As a result of this realignment, goodwill of approximately

NORTHROP GRUMMAN CORPORATION

$47 million was reallocated between these segments. During the second quarter of 2008, the company transferred certain programs and assets from the missiles business in the Mission Systems segment to the Space Technology segment. As a result of this realignment, goodwill of approximately $505 million was reallocated between these segments.

In April 2008, the company sold its EOS business, formerly a part of the Electronics segment, to L-3 Communications Corporation and recognized a gain of $19 million, net of taxes of $39 million. Operating results of this business are reported as discontinued operations in the condensed consolidated statements of operations for all applicable periods presented (See Note 5).

Fair Value Adjustments – The fair value adjustments to goodwill were primarily due to the realization of additional capital loss carryforward tax assets and previously unrecognized tax benefits that were recognized as a result of the company’s settlement agreement with the Internal Revenue Service’s (IRS) Joint Committee on Taxation (See Note 13).

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,631	$(1,693)	$938	$2,661	$(1,616)	$1,045
Other purchased intangibles	100	(74)	26	100	(71)	29

Total	$2,731	$(1,767)	$964	$2,761	$(1,687)	$1,074

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 21 years. Aggregate amortization expense for the three and nine months ended September 30, 2008, was $28 million and $109 million, respectively, including $19 million of additional amortization recorded in the first quarter of 2008 associated with the LHD-8 and other Gulf Coast Shipbuilding programs (see Note 6).

The table below shows expected amortization for purchased intangibles for the remainder of 2008 and for the next five years:

$ in millions
Year Ending December 31
2008 (October 1 – December 31)	$27
2009	100
2010	91
2011	54
2012	52
2013	42

9.	LITIGATION

U.S. Government Investigations and Claims – Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties,

NORTHROP GRUMMAN CORPORATION

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

As previously disclosed, the U.S. District Court for the Central District of California consolidated two separately filed Employee Retirement Income Security Act (ERISA) lawsuits, which the plaintiffs seek to have certified as class actions, into the In Re Northrop Grumman Corporation ERISA Litigation. On August 7, 2007, the Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On October 11, 2007, the Ninth Circuit granted appellate review, which delayed the commencement of trial previously scheduled to begin January 22, 2008. The company believes that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Insurance Recovery – As previously disclosed, the company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 10). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the district court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the district court’s order. On August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Court of Appeals remanded the case to the district court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. The company filed a Petition for Rehearing En Banc, or in the Alternative, For Panel Rehearing with the Court of Appeals on August 27, 2008 and awaits a decision from the Court of Appeals. Due to the uncertainties with respect to the company’s disagreement with FM Global, no receivables have been recognized by the company in the accompanying condensed consolidated financial statements for insurance recoveries from FM Global. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter.

10.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as incentives, contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2008, the amounts related to the claims and requests for equitable adjustment are not material individually or in the aggregate.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2008, the range of reasonably possible future costs for environmental remediation sites was $189 million to $280 million, of which $230 million is accrued in other current liabilities. Factors that could

NORTHROP GRUMMAN CORPORATION

result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

2008 Hurricane Impacts – During the third quarter of 2008, the Gulf Coast shipyards were affected by Hurricane Gustav. As a result of the storm, the Gulf Coast shipyards experienced a shut-down for several days, and a resulting minor delay in ship construction throughout the yards; however the storm caused no significant physical damage to the yards. In the 2008 third quarter, sales and operating margin were reduced by approximately $100 million and $11 million, respectively, due to lost production and additional costs resulting from the shut-down.

In addition, a subcontractor’s operations in Texas were severely impacted by Hurricane Ike. The subcontractor produces compartments for two of the LPD amphibious transport dock ships under construction at the Gulf Coast shipyards. Shipbuilding’s Gulf Coast operations will suffer certain delivery delays and contract cost growth due to uncertainties in the subcontractor’s ability to recover its displaced workforce and re-start production. In an effort to mitigate the effects of the delays, management is evaluating several scenarios, which could entail sending Gulf Coast employees to the subcontractor’s facilities to bolster the construction work or returning some of the subcontracted work to the Gulf Coast shipyards. Management estimates that compartment completion issues will delay the completion of these two ships by up to six months, and will also delay the delivery of the following two LPD ships by potentially the same period of time. Final delivery dates will be determined through communication and coordination with the Navy. As a result of the delays and cost growth caused by the subcontractor’s production delays, Shipbuilding recognized a pre-tax charge of $16 million during the quarter for the cumulative impact of the cost growth on the LPD program, and expects that this cost growth will result in lower than previously planned margin on these contracts in future periods.

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

The company’s Hurricane Katrina insurance claim is continually being evaluated based on actions to date and an assessment of remaining recovery scope. Certain amounts within the overall claim are still in the process of being finalized and the overall value of the claim may change from the amounts disclosed in the notes to the consolidated financial statements contained in the company’s 2007 Form 10-K. The company has recovered a certain portion of its claim and expects that its residual claim will be resolved separately with the two remaining insurers, including FM Global (See Note 9), and the company has pursued the resolution of its claim with that understanding.

The company has full entitlement to insurance recoveries related to lost profits; however, because of uncertainties concerning the ultimate determination of recoveries related to lost profits, in accordance with company policy no such amounts are recognized by the company until they are resolved with the insurers. Furthermore, due to the uncertainties with respect to the company’s disagreement with FM Global, no receivables have been

NORTHROP GRUMMAN CORPORATION

recognized by the company in the accompanying condensed consolidated financial statements for insurance recoveries from FM Global.

Co-Operative Agreements – In 2003, Shipbuilding executed agreements with the states of Mississippi and Louisiana whereby Shipbuilding leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Shipbuilding to these states. As of September 30, 2008, Shipbuilding has fully met its obligations under the Mississippi agreement and has met all but one requirement under the Louisiana agreement related to minimum employment levels. Failure by Shipbuilding to meet the remaining Louisiana commitment would result in reimbursement by Shipbuilding to Louisiana in accordance with the agreement. As of September 30, 2008, Shipbuilding expects that the remaining commitment under the Louisiana agreement will be met based on its most recent business plan.

Financial Arrangements – In the ordinary course of business, the company utilizes standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At September 30, 2008, there were $490 million of unused standby letters of credit, $145 million of bank guarantees, and $509 million of surety bonds outstanding.

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

Idemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain divestitures. The settlement of these liabilities is not expected to have a material effect on the company’s consolidated financial position, results of operations, or cash flows.

U.S. Government Claims – The U.S. Government advised the company of claims and penalties concerning certain potential disallowed costs. The parties are engaged in discussions to enable the company to evaluate the merits of these claims as well as to assess the amounts being claimed. The company believes that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations and immaterial amounts of sublease rental income, for the three and nine months ended September 30, 2008, was $164 million and $465 million, respectively, and $144 million and $418 million, respectively, for the three and nine months ended September 30, 2007.

Related Party Transactions – The company had no material related party transactions for any period presented.

NORTHROP GRUMMAN CORPORATION

11.	RETIREMENT BENEFITS

The cost of the company’s defined benefit pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefits		Benefits		Life Benefits
$ in millions	2008	2007	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$181	$196	$14	$13	$542	$589	$41	$39
Interest cost	334	314	41	41	1,002	938	124	123
Expected return on plan assets	(474)	(444)	(16)	(15)	(1,423)	(1,331)	(48)	(44)
Amortization of:
Prior service costs	10	12	(17)	(17)	30	31	(49)	(49)
Net loss from previous years	6	11	6	7	19	36	17	19

Net periodic benefit cost	$57	$89	$28	$29	$170	$263	$85	$88

Employer Contributions – To meet minimum ERISA funding levels, the company is required to contribute approximately $120 million to its pension plans in 2008. The company also expects to contribute approximately $200 million to its medical and life benefit plans in 2008. As of September 30, 2008, contributions of $86 million and $121 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, as well as certain bargaining unit employees. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution benefit, non-union represented employees hired after June 30, 2008, are eligible to participant in a defined contribution program in lieu of a defined benefit pension plan. The company also participates in a multiemployer plan for certain of the company’s union employees. The company’s contributions to these plans for the three months ended September 30, 2008, and 2007, were $78 million and $66 million, respectively. The company’s contributions to these plans for the nine months ended September 30, 2008, and 2007, were $228 million and $211 million, respectively.

12.	STOCK COMPENSATION PLANS

At September 30, 2008, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee Directors as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

Compensation Expense – Total pre-tax stock-based compensation for the nine months ended September 30, 2008 and 2007, were $126 million and $135 million, respectively, of which $12 million and $9 million related to Stock Options and $114 million and $126 million related to Stock Awards, respectively. Tax benefits recognized in the condensed consolidated statements of income for stock-based compensation during the nine months ended September 30, 2008 and 2007, were $49 million and $53 million, respectively. In addition, the company realized

NORTHROP GRUMMAN CORPORATION

tax benefits of $25 million and $51 million from the exercise of Stock Options and $99 million and $78 million from the issuance of Stock Awards in the nine months ended September 30, 2008 and 2007, respectively.

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

The significant weighted-average assumptions relating to the valuation of the company’s Stock Options for the nine months ended September 30, 2008, and 2007, were as follows:

	2008	2007
Dividend yield	1.8%	2.1%
Volatility rate	20%	20%
Risk-free interest rate	2.8%	4.7%
Expected option life (years)	6.0	6.0

The weighted-average grant date fair value of Stock Options granted during each of the nine months ended September 30, 2008, and 2007, was $15 per share.

Stock Option activity for the nine months ended September 30, 2008, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(In thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2008	14,883	$51	4.6 years	$416
Granted	1,335	80
Exercised	(2,210)	48
Cancelled and forfeited	(83)	64

Outstanding at September 30, 2008	13,925	$54	4.4 years	$132

Vested and expected to vest in the future at September 30, 2008	13,797	$54	4.4 years	$132

Exercisable at September 30, 2008	11,935	$50	3.9 years	$132

Available for grant at September 30, 2008	10,886

Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at September 30, 2008 (for outstanding options), less the applicable exercise price. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, was $63 million and $129 million, respectively.

NORTHROP GRUMMAN CORPORATION

Stock Awards – Compensation expense for Stock Awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. During the nine months ended September 30, 2008, 2.9 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $233 million and a grant date fair value of $155 million. During the nine months ended September 30, 2007, 2.6 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $199 million and a grant date fair value of $125 million. There were 2.6 million Stock Awards granted in the nine months ended September 30, 2007, with a weighted-average grant date fair value of $64 per share.

Stock Award activity for the nine months ended September 30, 2008, was as follows:

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(In thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2008	5,144	$67	1.3 years
Granted (including performance adjustment on shares vested)	1,620	74
Vested	(273)	50
Forfeited	(363)	63

Outstanding at September 30, 2008	6,128	$71	1.0 year

Available for grant at September 30, 2008	3,785

Unrecognized Compensation Expense – At September 30, 2008, there was $201 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $23 million relates to Stock Options and $178 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 1.6 years.

13.	INCOME TAXES

The company’s effective tax rates on earnings from continuing operations were 31.4 percent and 33.6 percent for the three and nine months ended September 30, 2008, respectively, and 32.9 percent and 32.3 percent for the three and nine months ended September 30, 2007, respectively. During the third quarter of 2008, the company recognized net tax benefits of $21 million, which were primarily attributable to a settlement reached with the IRS’s Joint Committee on Taxation with respect to the audit of TRW 1999-2002 tax returns. During the second quarter of 2007, the company entered into a partial settlement agreement with the IRS regarding its audits of the company’s tax returns for the years ended December 31, 2001 through December 31, 2003. As a result of this settlement in 2007, the company recognized tax benefits of $16 million.

In connection with the implementation of FIN 48, the company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

NORTHROP GRUMMAN CORPORATION

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently examining the company’s U.S. federal income tax returns for 2001-2006, including pre-acquisition activities of acquired companies. In addition, open tax years related to state and foreign jurisdictions remain subject to examination, but are not material.

As a result of the TRW settlement discussed above, the company reduced its liability for uncertain tax positions by $126 million, including $44 million of previously accrued interest, during the third quarter of 2008, $95 million of which was recorded as a reduction of goodwill.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the Corporation) as of September 30, 2008, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 30, 2008 and 2007, and of cash flows and of changes in shareholders’ equity for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Los Angeles, California October 22, 2008

NORTHROP GRUMMAN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the company’s 2007 Annual Report on Form 10-K, updated by Form 8-K dated July 29, 2008 (2007 Form 10-K), filed with the Securities and Exchange Commission, which provides a more thorough discussion of the company’s products and services, industry outlook, and business trends. See discussion of consolidated operating results starting on page I-26 and discussion of segment operating results starting on page I-29.

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

Business Outlook and Operational Trends – The United States and global economies are currently undergoing a period of economic uncertainty, and the related financial markets are experiencing unprecedented volatility. If the future economic environment continues to be less favorable than it has been in recent years, the company could experience difficulties due to the financial viability of certain of its subcontractors and key suppliers. In addition, the volatility in the financial markets will affect the valuation of the company’s pension assets and liabilities, resulting in potentially higher pension costs in future periods. Volatility in the company’s stock price and declines in its market capitalization could put pressure on the carrying value of its goodwill and other long-lived assets if these conditions persist for an extended period of time. The company’s business is conducted primarily with U.S. Government customers under long-term contracts and there have been no material changes to the company’s product and service offerings due to the current economic conditions. The U.S. Government’s budgetary processes give the company visibility regarding future spending and the threat areas that they are addressing. Management believes that the company’s current contracts, and its strong backlog of previously awarded contracts are well aligned with the direction of its customer’s future needs, and this provides the company with good insight regarding future cash flows from its businesses. Nonetheless, management recognizes that no business is completely immune to the current economic situation and these economic conditions could adversely affect future defense spending levels which could lead to lower than expected revenues for the company in future years. In conducting its review of the carrying value of the company’s long-lived assets in the fourth quarter, management intends to focus on the future cash flows of its businesses as well as the pressures on the company’s market capitalization in its evaluation of the carrying value of the company’s long-lived assets, including goodwill.

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules – On September 2, 2008, the CAS Board published an Advance Notice of Proposed Rulemaking that if adopted would provide a framework to partially harmonize the CAS and Employee Retirement Income Security Act (ERISA) rules as revised by the Pension Protection Act of 2006 (PPA). The proposed CAS rule would incorporate provisions for a transition period from the existing CAS to a partially harmonized CAS. After the PPA effective date for “eligible government contractors” (including Northrop Grumman), which were granted a delay in their PPA effective date, the proposed rule would partially mitigate the near term mismatch between CAS costs under government contracts and PPA amended ERISA funding requirements. However, government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between PPA required pension trust contributions and the CAS pension costs resulting in a deferred CAS recoverable asset. Public comments on the proposed rules are due by November 3, 2008. The CAS Board is required to issue a final rule no later than January 1, 2010. Contractors will be entitled to an equitable adjustment to prices of previously negotiated

NORTHROP GRUMMAN CORPORATION

contracts subject to CAS for increased contract costs which result from mandatory changes required by the final rule.

Notable Events – Notable events or activities during the three months ended September 30, 2008, affecting the company’s consolidated financial results included the following:

■	Follow-on contract award of $5.1 billion by U.S. Navy for detail design and construction of the Gerald R. Ford (CVN 78) nuclear-powered aircraft carrier. This new class of carrier is the replacement for the Nimitz-class design that originated in the 1960s – see page I-37.

■	Signed definitive agreement to purchase 3001 International, Inc. – see Note 5 to the condensed consolidated financial statements in Part I, Item 1.

Other notable events or activities during the nine months ended September 30, 2008, included the following:

■	Contract award of $1.5 billion by U.S. Air Force to replace its aerial refueling tanker fleet. Decision by Government Accountability Office (GAO) to uphold protest of aerial refueling tanker award. On September 10, 2008, the Secretary of Defense announced that the competition was cancelled pending the determination for a new competitive proposal and evaluation process – see page I-37.

■	Contract award of $1.2 billion by U.S. Navy for a Broad Area Maritime Surveillance Unmanned Aircraft System. The GAO protest filed by the competitor was denied in August 2008 – see page I-37.

■	Pre-tax charge of $326 million associated with the LHD-8 and other ships – see page I-37 and Note 6 to the condensed consolidated financial statements in Part I, Item 1.

■	Conversion and redemption of 3.5 million shares of mandatorily redeemable convertible preferred stock to 6.4 million shares of common stock – see Note 4 to the condensed consolidated financial statements in Part I, Item 1.

■	Sale of Electro-Optical Systems – see Note 5 to the condensed consolidated financial statements in Part I, Item 1.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Use of Estimates – The company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions, except per share	2008	2007	2008	2007
Sales and service revenues	$8,381	$7,871	$24,733	$23,063
Cost of sales and service revenues	7,610	7,065	22,692	20,804
Operating income	771	806	2,041	2,259
Interest expense	(74)	(84)	(223)	(256)
Federal and foreign income taxes	233	240	635	645
Diluted earnings per share from continuing operations	1.50	1.41	3.65	3.86
Net cash provided by operating activities	1,373	1,015	2,174	2,156

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2008	2007	2008	2007
Product sales	$4,808	$4,264	$14,051	$12,910
Service revenues	3,573	3,607	10,682	10,153

Sales and service revenues	$8,381	$7,871	$24,733	$23,063

Sales and service revenues for the three months ended September 30, 2008, increased $510 million as compared with the same period in 2007, reflecting higher sales in all operating segments except Information Technology and Shipbuilding. Sales and service revenues for the three-month period were impacted by lower revenues on the New York City Wireless Network (NYCWiN) program and lower revenues due to lost production and additional costs resulting from the shut-down of the Gulf Coast shipyards caused by Hurricane Gustav.

Sales and service revenues for the nine months ended September 30, 2008, increased $1.7 billion as compared with the same period in 2007, reflecting higher sales in all operating segments. Sales and service revenues for the 2008 period include lower revenues on NYCWiN and the impact of Hurricane Gustav described above and the delays caused by the issues affecting the LHD-8 program disclosed in the first quarter of 2008. See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues
Cost of sales and service revenues is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2008	2007	2008	2007
Cost of product sales	$3,682	$3,198	$11,204	$9,894
% of product sales	76.6%	75.0%	79.7%	76.6%
Cost of service revenues	3,143	3,084	9,168	8,612
% of service revenues	88.0%	85.5%	85.8%	84.8%
General and administrative expenses	785	783	2,320	2,298
% of total sales and service revenues	9.4%	9.9%	9.4%	10.0%

Cost of sales and service revenues	$7,610	$7,065	$22,692	$20,804

NORTHROP GRUMMAN CORPORATION

Cost of Product Sales and Service Revenues – The increase in cost of product sales as a percentage of product sales for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, is primarily due to cost growth at the Gulf Coast shipyards, partially offset by royalty income from patent infringement settlements recorded in the third quarter of 2008. In the first quarter of 2008, the company recorded a $326 million pre-tax charge on LHD-8 and other programs, and in the third quarter of 2008, the company recorded additional costs for work delays at a subcontractor on the LPD program as a result of Hurricane Ike.

The increase in cost of service revenues as a percentage of service revenues for the three months ended September 30, 2008, as compared to the same period in 2007, was primarily due to a negative performance adjustment on the NYCWiN contract in Information Technology. The increase in cost of service revenues as a percentage of service revenues for the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to lower performance in the Commercial, State & Local (CS&L) business area in Information Technology.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. Such costs, for most components of the company, are allocated to contracts in progress on a systematic basis, and contract performance factors include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations. The decrease in general and administrative expenses as a percentage of total sales and service revenues for the three and nine months ended September 30, 2008, is primarily the result of controlling costs while revenues increased over the same comparable period in 2007.

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

The table below reconciles segment operating income to total operating income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2008	2007	2008	2007
Segment operating income	$768	$816	$2,010	$2,306
Unallocated expenses	(20)	(34)	(95)	(130)
Net pension adjustment	64	31	192	92
Royalty income adjustment	(41)	(7)	(66)	(9)

Total operating income	$771	$806	$2,041	$2,259

Segment Operating Income – Segment operating income for the three months ended September 30, 2008, decreased $48 million, or 6 percent, as compared to the same period in 2007. Total segment operating income was 9.2 percent and 10.4 percent of total sales and service revenues for the three months ended September 30, 2008, and 2007, respectively. The decrease in operating income for the three months ended September 30, 2008 was primarily driven by lower operating income in Shipbuilding than in the prior period and by a 2008 negative performance adjustment on the NYCWiN program of $57 million, partially offset by increased patent infringement settlements in the third quarter of 2008. Shipbuilding operating income for the three months ended September 30, 2007 includes $45 million of favorable adjustments for risk reduction on certain contracts at the Gulf Coast shipyards, and $22 million for a pre-tax gain on the AMSEC reorganization.

Segment operating income for the nine months ended September 30, 2008, decreased $296 million, or 13 percent, as compared to the same period in 2007. Total segment operating income was 8.1 percent and

NORTHROP GRUMMAN CORPORATION

10 percent of total sales and service revenues for the nine months ended September 30, 2008, and 2007, respectively. The decrease in operating income is primarily due to the $326 million pre-tax charge recorded in the first quarter of 2008 on LHD-8 and other Shipbuilding programs, and a $57 million performance adjustment on the NYCWiN program, partially offset by the higher sales volume described above and increased patent infringement settlements in the 2008 period. Segment operating income for the nine months ended September 30, 2007 included a $62 million recovery of lost profits due to Hurricane Katrina, $45 million of favorable adjustments for risk reduction on certain contracts at the Gulf Coast shipyards, $22 million for a pre-tax gain on the AMSEC reorganization, and a $55 million negative contract earnings rate adjustment on LHD-8 resulting from manpower constraints following the strike at the Pascagoula shipyard in 2007. See the Segment Operating Results section below and Note 6 to the condensed consolidated financial statements in Part I, Item 1 for further information.

Unallocated Expenses – Unallocated expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated expenses for the three months ended September 30, 2008, decreased $14 million, or 41 percent, as compared to the same period in 2007, primarily due to $14 million in higher legal and investigative provisions recorded in the third quarter of 2007 over the 2008 period. Unallocated expenses for the nine months ended September 30, 2008, decreased $35 million, or 27 percent, as compared to the same period in 2007, primarily due to $64 million in higher legal and investigative provisions recorded during the 2007 period compared to the 2008 period and lower other corporate unallocated costs in the 2008 period.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with U.S. GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended September 30, 2008, and 2007, pension expense determined in accordance with U.S. GAAP was $57 million and $89 million, respectively, and pension expense determined in accordance with CAS amounted to $121 million and $120 million in each period, respectively. For the nine months ended September 30, 2008, and 2007, pension expense determined in accordance with U.S. GAAP was $170 million and $263 million, respectively, and pension expense determined in accordance with CAS amounted to $362 million and $355 million, respectively. The reduction in U.S. GAAP pension expense in 2008 is primarily the result of better than estimated investment returns in 2007, a higher discount rate assumption and pension plan design changes that took effect in 2008.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. See discussion of Other, net below for explanation of year over year variances.

Interest Expense
Interest expense for the three and nine months ended September 30, 2008, decreased $10 million and $33 million, respectively, as compared with the same periods in 2007, primarily due to the conversion and redemption of the mandatorily redeemable convertible preferred stock, which reduced the related dividends paid during the 2008 periods (which were recorded as interest expense in the accompanying condensed consolidated statements of operations in Part I, Item 1).

Other, Net
Other, net for the three and nine months ended September 30, 2008, increased $38 million and $75 million, respectively, as compared with the same periods in 2007, primarily due to $40 million and $59 million in patent infringement settlements at Electronics for the respective 2008 periods. Other, net includes interest income for all periods presented.

NORTHROP GRUMMAN CORPORATION

Federal and Foreign Income Taxes
The company’s effective tax rate on earnings from continuing operations for the three months ended September 30, 2008, was 31.4 percent compared with 32.9 percent for the same period in 2007. For the nine months ended September 30, 2008, the company’s effective tax rate on earnings from continuing operations was 33.6 percent compared with 32.3 percent for the same period in 2007. During the third quarter of 2008, the company recognized net tax benefits of $21 million, which were primarily attributable to a settlement agreement reached with the Internal Revenue Service’s Joint Committee on Taxation with respect to the audit of TRW 1999-2002 tax returns. During the second quarter of 2007, the company entered into a partial settlement agreement with the IRS regarding its audits of the company’s tax returns for the years ended December 31, 2001 through December 31, 2003. As a result of this settlement in 2007, the company recognized tax benefits of $16 million.

Discontinued Operations
Discontinued operations for the three and nine months ended September 30, 2008, and 2007, primarily represents the net operating results and after-tax gain on sale of the Electro-Optical Systems business formerly reported in the Electronics segment. The 2007 periods also include the net operating results of Interconnect Technologies. See Note 5 to the condensed consolidated financial statements in Part I, Item I.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended September 30, 2008, were $1.50 per share, as compared with $1.41 per share in the same period in 2007. Earnings per share are based on weighted-average diluted shares outstanding of 340.1 million for the three months ended September 30, 2008, and 352.6 million for the same period in 2007.

Diluted earnings per share from continuing operations for the nine months ended September 30, 2008, were $3.65 per share, as compared with $3.86 per share in the same period in 2007. Earnings per share are based on weighted-average diluted shares outstanding of 344.5 million for the nine months ended September 30, 2008, and 355.4 million for the same period in 2007.

Diluted earnings per share from continuing operations and the weighted-average diluted shares outstanding include the dilutive effects of the mandatorily redeemable convertible preferred stock. All of the mandatorily redeemable convertible preferred stock was converted to common stock by April 2008.

See notes 4 and 7 to the condensed consolidated financial statements in Part I, Item 1.

Net Cash Provided by Operating Activities
For the three months ended September 30, 2008, net cash provided by operating activities was $1.4 billion compared to $1.0 billion for the same period in 2007. The increase of $358 million, or 35 percent, was primarily due to $190 million in improved trade working capital and patent infringement settlements, and $94 million in lower income taxes paid.

For the nine months ended September 30, 2008 and 2007, net cash provided by operating activities was unchanged at $2.2 billion.

SEGMENT OPERATING RESULTS

Basis of Presentation
The company is aligned into seven segments categorized into four primary businesses. For presentation purposes, the company’s seven segments are categorized into four primary businesses. The Mission Systems, Information Technology and Technical Services segments are presented as Information & Services. The Integrated Systems and Space Technology segments are presented as Aerospace. The Electronics and Shipbuilding segments are each presented as separate businesses.

NORTHROP GRUMMAN CORPORATION

During the second quarter of 2008, the company transferred certain programs and assets from the missiles business in the Mission Systems segment to the Space Technology segment. This transfer allows Mission Systems to focus on the rapidly growing command, control, communications, intelligence, surveillance, and reconnaissance business. The missiles business will be an integrated element of the company’s Aerospace business growth strategy.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2008	2007	2008	2007
Sales and Service Revenues
Information & Services
Mission Systems	$1,417	$1,249	$4,103	$3,696
Information Technology	1,085	1,107	3,385	3,288
Technical Services	607	573	1,684	1,644

Total Information & Services	3,109	2,929	9,172	8,628
Aerospace
Integrated Systems	1,345	1,255	4,043	3,761
Space Technology	1,079	1,001	3,219	3,058

Total Aerospace	2,424	2,256	7,262	6,819
Electronics	1,814	1,577	5,044	4,733
Shipbuilding	1,451	1,469	4,403	3,984
Intersegment eliminations	(417)	(360)	(1,148)	(1,101)

Total sales and service revenues	$8,381	$7,871	$24,733	$23,063

Segment Operating Income
Information & Services
Mission Systems	$128	$125	$389	$370
Information Technology	37	72	208	248
Technical Services	31	28	93	88

Total Information & Services	196	225	690	706
Aerospace
Integrated Systems	144	145	457	454
Space Technology	90	79	265	242

Total Aerospace	234	224	722	696
Electronics	264	211	675	592
Shipbuilding	118	183	26	396
Intersegment eliminations	(44)	(27)	(103)	(84)

Total segment operating income	$768	$816	$2,010	$2,306

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

NORTHROP GRUMMAN CORPORATION

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

Contract Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page I-41.

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

NORTHROP GRUMMAN CORPORATION

	Three Months Ended September 30						Nine Months Ended September 30
	2008			2007			2008			2007
		Operating	% of		Operating	% of		Operating	% of		Operating	% of
$ in millions	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales
Mission Systems	$1,417	$128	9.0%	$1,249	$125	10.0%	$4,103	$389	9.5%	$3,696	$370	10.0%
Information Technology	1,085	37	3.4%	1,107	72	6.5%	3,385	208	6.1%	3,288	248	7.5%
Technical Services	607	31	5.1%	573	28	4.9%	1,684	93	5.5%	1,644	88	5.4%

Information & Services	$3,109	$196	6.3%	$2,929	$225	7.7%	$9,172	$690	7.5%	$8,628	$706	8.2%

Sales and Service Revenues
Mission Systems
Revenue for the three months ended September 30, 2008, increased $168 million, or 13 percent, as compared with the same period in 2007. The increase was primarily due to $124 million higher sales in ISR and $35 million higher sales in C3. The increase in ISR is due to the ramp-up of the Navstar Global Positioning System Operational Control Segment (Navstar GPS OCX), ELINT Modernization Information, Management and Storage Increment 1 (EMOD IM&S) programs, and certain restricted programs. The increase in C3 is due to the ramp-up of the Joint Tactical Radio System Airborne and Maritime/Fixed Station (JTRS AMF), and Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (CREW) programs, and higher volume in several other programs, including the Counter Rocket Artillery Mortar (CRAM) and the Joint National Integration Center Research & Development (JRDC) programs.

Revenue for the nine months ended September 30, 2008, increased $407 million, or 11 percent, as compared with the same period in 2007. The increase was primarily due to $263 million higher sales in ISR and $131 million higher sales in C3. The increase in ISR is due to the ramp-up of the Navstar GPS OCX and EMOD IM&S, as well as certain restricted programs. The increase in C3 is due to higher volume in several programs, including Command Post Platform and Force XXI Battle Brigade and Below Installation Kits, CRAM, JRDC, Battlefield Airborne Communication Node and the Communications-Electronics Command Rapid Response vehicle and ramp-up in the JTRS AMF and CREW programs, partially offset by lower deliveries and development activities in the F-22, Ground-Based Midcourse Defense Fire Control and Communications, and F-35 Lightning II programs.

Information Technology
Revenue for the three months ended September 30, 2008, decreased $22 million, or 2 percent, as compared with the same period in 2007. The decrease was primarily due to $86 million lower sales in CS&L, partially offset by $30 million higher sales in Defense, $23 million higher sales in Civilian Agencies, and $20 million higher sales in Intelligence. The decrease in CS&L is primarily due to lower sales on the NYCWiN program. The increase in Defense is associated with higher volume in the Network Centric Solutions program. The increase in Civilian Agencies is associated with higher sales volume across various programs, including the Centers for Disease Control and Prevention Information Technology Services program. The increase in Intelligence primarily reflects new restricted programs and growth on existing programs.

Revenue for the nine months ended September 30, 2008, increased $97 million, or 3 percent, as compared with the same period in 2007. The increase was primarily due to $82 million higher sales in Defense, and $70 million higher sales in Intelligence, primarily due to the programs noted above. The increase was partially offset by lower sales on the NYCWiN program in CS&L.

Technical Services
Revenue for the three months ended September 30, 2008, increased $34 million, or 6 percent, as compared with the same period in 2007. The increase was primarily due to higher sales in LCOE associated with the Hunter CLS and B-2 Stealth Bomber (B-2) programs.

Revenue for the nine months ended September 30, 2008, increased $40 million, or 2 percent, as compared with the same period in 2007. The increase was primarily due to $71 million higher sales in LCOE, partially offset by

NORTHROP GRUMMAN CORPORATION

$32 million lower sales in SSG. The increase in LCOE is associated with higher volume in the Hunter CLS and B-2 programs. The decrease in SSG is associated with the completion of the Joint Base Operations Support program and decreased spending on the Nevada Test Site program.

Segment Operating Income
Mission Systems
Operating income at Mission Systems for the three months ended September 30, 2008, increased $3 million, or 2 percent, as compared with the same period in 2007. The increase is primarily driven by $15 million from the higher sales volume described above, offset by $13 million in lower performance results. The decrease in operating income as a percentage of sales is primarily driven by fewer positive performance-related contract adjustments than in 2007.

Operating income at Mission Systems for the nine months ended September 30, 2008, increased $19 million, or 5 percent, as compared with the same period in 2007. The increase is primarily driven by $39 million from the higher sales volume described above, partially offset by $20 million in lower performance results. The decrease in operating income as a percentage of sales is primarily driven by fewer positive performance-related contract adjustments than in 2007.

Information Technology
Operating income at Information Technology for the three months ended September 30, 2008, decreased $35 million, or 49 percent, as compared with the same period in 2007. The decrease was primarily driven by lower performance results, mostly due to a $57 million negative performance adjustment in the NYCWiN program, partially offset by higher sales volume on various other contracts. The adjustment includes provisions related to a key supplier as well as a revised estimate of cost to complete the program. Operating income for the third quarter of 2007 included increased transition costs on state and local IT outsourcing programs, including $22 million in increased amortization of deferred and other outsourcing costs.

Operating income at Information Technology for the nine months ended September 30, 2008, decreased $40 million, or 16 percent, as compared with the same period in 2007. The decrease was primarily driven by lower performance results, primarily due to a performance adjustment in the NYCWiN program as described above, partially offset by the higher sales volume described above and higher performance results on various other contracts. Operating income for 2007 included $27 million in increased amortization of deferred and other outsourcing costs on state and local IT outsourcing programs.

Technical Services
Operating income at Technical Services for the three months ended September 30, 2008, increased $3 million, or 11 percent, as compared with the same period in 2007. The improvement in operating income and rate reflects the higher sales volume described above, a greater percentage of higher margin LCOE contracts than in the prior year, and improved performance in those programs.

Operating income at Technical Services for the nine months ended September 30, 2008, increased $5 million, or 6 percent, as compared with the same period in 2007. The improvement in operating income and rate reflects the higher sales volume described above, a greater percentage of higher margin LCOE contracts than in the prior year, and improved performance in those programs.

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

NORTHROP GRUMMAN CORPORATION

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

	Three Months Ended September 30						Nine Months Ended September 30
	2008			2007			2008			2007
		Operating	% of		Operating	% of		Operating	% of		Operating	% of
$ in millions	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales
Integrated Systems	$1,345	$144	10.7%	$1,255	$145	11.6%	$4,043	$457	11.3%	$3,761	$454	12.1%
Space Technology	1,079	90	8.3%	1,001	79	7.9%	3,219	265	8.2%	3,058	242	7.9%

Aerospace	$2,424	$234	9.7%	$2,256	$224	9.9%	$7,262	$722	9.9%	$6,819	$696	10.2%

Sales and Service Revenues
Integrated Systems
Revenue for the three months ended September 30, 2008, increased $90 million, or 7 percent, as compared with the same period in 2007. The increase was primarily due to higher volume associated with the Unmanned Combat Air System Carrier Demonstration (UCAS-D), F/A-18, B-2, and restricted programs, partially offset by lower volume in the F-35 Lightning II program due to transition from development to low-rate initial production.

Revenue for the nine months ended September 30, 2008, increased $282 million, or 7 percent, as compared with the same period in 2007. The increase was primarily due to higher volume associated with UCAS-D, Air Mobility Tanker, Global Hawk High Altitude Long Endurance (HALE) Systems, B-2, EA-6B, Joint Surveillance Target Attack Radar System (JSTARS), and restricted programs, partially offset by lower volume in the F-35 Lightning II, E-10A, Multi-Platform Radar Technology Insertion Program (MP-RTIP), and E-2 programs.

Space Technology
Revenue for the three months ended September 30, 2008, increased $78 million, or 8 percent, as compared with the same period in 2007. The increase was primarily due to $54 million in higher sales in National Systems, $46 million in higher sales in Civil Systems and $34 million in higher sales in Missile Systems, partially offset by $49 million in lower sales in Military Systems. The increase in National Systems is due to higher volume associated with restricted programs, partially offset by the termination of the Space Radar program in the second quarter of 2008. The increase in Civil Systems is due to higher volume on the National Polar-orbiting Operational Environmental Satellite System (NPOESS), and the James Webb Space Telescope (JWST) programs. The increase in Missile Systems is due to higher volume associated with the Kinetic Energy Interceptor (KEI) program. The decrease in Military Systems is due to lower sales volume associated with the Advanced Extremely High Frequency (AEHF), Space Tracking and Surveillance System (STSS), and Defense Support (DSP) programs.

Revenue for the nine months ended September 30, 2008, increased $161 million, or 5 percent, as compared with the same period in 2007. The increase was primarily due to $147 million higher sales in National Systems, $102 million higher sales in Civil Systems, and $49 million higher sales in Missile Systems, partially offset by $162 million lower sales in Military Systems. The increase in National Systems is due to higher volume associated with restricted programs, partially offset by the termination of the Space Radar program in the second quarter of 2008. The increase in Civil Systems is due to higher volume associated with the JWST and NPOESS programs. The increase in Missile Systems is due to higher volume associated with the KEI program. The decrease in Military Systems is due to lower volume associated with the AEHF, STSS, DSP, and Transformational Satellite Communications System Risk Reduction and System Definition (TSAT-RR&SD) programs.

NORTHROP GRUMMAN CORPORATION

Segment Operating Income
Integrated Systems
Operating income at Integrated Systems for the three months ended September 30, 2008, was comparable to the same period in 2007. Increases to operating income due to the higher sales volume described above were offset by a B-2 contract closeout adjustment and MP-RTIP award fee timing in 2007, and higher unallowable expenses. The decline in operating income as a percentage of sales reflects initial lower margin on new programs and higher unallowable expenses than in the prior year period.

Operating income at Integrated Systems for the nine months ended September 30, 2008, increased $3 million, or 1 percent, as compared with the same period in 2007. The change reflects an increase in operating income of $34 million from the higher sales volume described above, partially offset by the impact of a $27 million favorable adjustment related to the settlement of prior years’ overhead costs in 2007.

Space Technology
Operating income at Space Technology for the three months ended September 30, 2008, increased $11 million, or 14 percent, as compared with the same period in 2007. The increase is due to the higher sales volume described above and the achievement of technical performance milestones and risk reductions on several programs.

Operating income at Space Technology for the nine months ended September 30, 2008, increased $23 million, or 10 percent, as compared with the same period in 2007. The increase is due to the higher sales volume described above and the achievement of technical performance milestones and risk reductions on several programs.

ELECTRONICS

Business Description
Electronics is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronics provides systems to U.S. and international customers for such applications as airborne and maritime surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air and missile defense, homeland defense, communications, mail processing, biochemical detection, marine propulsion and power generation, machinery control, and combat management systems. Products and services are grouped into the following business areas: Aerospace Systems; Government Systems; Naval & Marine Systems; Defensive Systems; Land Forces; Navigation Systems; Space Sensors & ISR Systems; and Defense Other.

	Three Months Ended September 30						Nine Months Ended September 30
	2008			2007			2008			2007
		Operating	% of		Operating	% of		Operating	% of		Operating	% of
$ in millions	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales
Electronics	$1,814	$264	14.6%	$1,577	$211	13.4%	$5,044	$675	13.4%	$4,733	$592	12.5%

Sales and Service Revenues
Revenue for the three months ended September 30, 2008, increased $237 million, or 15 percent, as compared with the same period in 2007. The increase was primarily due to $65 million higher sales in Aerospace Systems, $57 million in higher sales in Land Forces and $41 million in higher sales in Government Systems. The increase in Aerospace Systems is due to increased deliveries on V(9) New Fighter Aircraft (V(9) NFA) and volume on Cobra Judy and MESA Korea. The increase in Land Forces is due to increased deliveries on Vehicular Intercommunication System Indefinite Delivery and Indefinite Quantity (VIS IDIQ) and volume on Ground/Air Task Oriented Radar (G/ATOR) and STARLite. The increase in Government Systems is due to higher volume on postal automation programs.

NORTHROP GRUMMAN CORPORATION

Revenue for the nine months ended September 30, 2008, increased $311 million, or 7 percent, as compared with the same period in 2007. The increase was primarily due to $167 million in higher sales volume in Land Forces, $100 million in higher sales in Aerospace Systems and $79 million in higher sales in Navigation Systems, partially offset by $56 million in lower sales volume in Naval & Marine Systems and $12 million in lower sales in Space Sensors & ISR Systems. The increase in Land Forces is due to higher volume associated with VIS IDIQ and G/ATOR programs. The increase in Aerospace Systems is due to higher deliveries associated with V(9) NFA and F-16 International Kit programs and increased volume on the MESA Korea program. The increase in Navigation Systems is due to higher volume associated with Inertial Navigation programs. The decrease in Naval & Marine Systems is due to the lower volume associated with restricted programs and a contract closeout in 2007. The decrease in Space Sensors & ISR Systems is due to the lower volume associated with the Space Based Infrared System and the Space Radar programs.

Segment Operating Income
Operating income at Electronics for the three months ended September 30, 2008, increased $53 million, or 25 percent, as compared with the same period in 2007. The increase is primarily due to $40 million in patent infringement settlements at Navigation Systems and the higher sales volume described above, partially offset by favorable performance adjustments on several programs during the third quarter of 2007.

Operating income at Electronics for the nine months ended September 30, 2008, increased $83 million, or 14 percent, as compared with the same period in 2007. The increase is primarily due to $60 million in patent infringement settlements at Navigation Systems, and $40 million from the higher sales volume described above, partially offset by a 2008 charge of $20 million for the company’s Wedgetail MESA program associated with program risks arising from the prime contractor’s announced schedule delay in completing the program. The 2007 operating margin includes a pre-tax charge of $27 million for F-16 Block 60 fixed-price development combat avionics program.

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

	Three Months Ended September 30						Nine Months Ended September 30
	2008			2007			2008			2007
		Operating	% of		Operating	% of		Operating	% of		Operating	% of
$ in millions	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales	Sales	Income	Sales
Shipbuilding	$1,451	$118	8.1%	$1,469	$183	12.5%	$4,403	$26	0.6%	$3,984	$396	9.9%

Sales and Service Revenues
Revenue for the three months ended September 30, 2008, decreased $18 million, or 1 percent, as compared with the same period in 2007. The decrease was primarily due to $100 million lower sales in Expeditionary Warfare and $52 million in lower sales in CG&CD, partially offset by $84 million higher sales in Aircraft Carriers, $29 million higher sales in Surface Combatants. The decrease in Expeditionary Warfare is primarily due to the Hurricane Gustav shut-down. The decrease in the CG&CD is primarily due to lower sales volume in the National Security Cutter (NSC) program. The increase in Aircraft Carriers is primarily due to higher sales volume on the USS Enterprise Extended Docking Selected Restricted Availability (EDSRA) program, partially

NORTHROP GRUMMAN CORPORATION

offset by the volume decrease on the USS Carl Vinson. The increase in Surface Combatants is primarily due to higher sales volume in the DDG 51 and DDG 1000 programs.

Revenue for the nine months ended September 30, 2008, increased $419 million, or 11 percent, as compared with the same period in 2007. The increase was primarily due to $199 million higher sales in Surface Combatants, $185 million higher sales in Aircraft Carriers, $104 million higher sales in Fleet Support, and $65 million higher sales in Services, partially offset by $106 million in lower sales in Expeditionary Warfare. The increase in Surface Combatants is primarily due to higher sales volume in the DDG 51 and DDG 1000 programs. The increase in Aircraft Carriers is primarily due to higher sales volume on the Ford-class, USS Enterprise EDSRA and USS George H. W. Bush carrier, partially offset by lower volume on the USS Carl Vinson. The increase in Fleet Support is primarily due to the consolidation of AMSEC in the 2008 period. The increase in Services is primarily due to higher sales on various programs. Expeditionary Warfare sales for the nine months ended September 30, 2008, were negatively impacted by a contract adjustment of $134 million on the LHD-8 program in the first quarter of 2008, which was partially offset by higher sales in the LPD program. During the nine months ended September 30, 2007, all programs at the Pascagoula, Mississippi facility were negatively impacted by a labor strike.

Segment Operating Income
Operating income at Shipbuilding for the three months ended September 30, 2008, decreased $65 million, or 36 percent, as compared with the same period in 2007 due to the effects of several items occurring in the third quarter of 2008 and 2007 combined. The 2008 period includes cost growth and schedule delays on several LPD ships resulting primarily from the effects of Hurricane Ike on an LPD subcontractor (see Note 10 to the condensed consolidated financial statements in Part I, Item I). The third quarter of 2008 also includes the effects of reductions in contract booking rates resulting from management taking a more conservative approach in its risk assessment on programs throughout the Gulf Coast shipyards, offset by a performance improvement adjustment on the LHD-8 program due to progress made on that ship during the quarter. Operating income for the three months ended September 30, 2007 included $45 million of favorable adjustments for risk reduction on certain contracts at the Gulf Coast shipyards, and $22 million for a pre-tax gain on the AMSEC reorganization.

Operating income at Shipbuilding for the nine months ended September 30, 2008, decreased $370 million, or 93 percent. The decrease is primarily due to a $326 million pre-tax charge on LHD-8 and other programs recorded in the first quarter of 2008 and the third quarter effects and contract margin impacts described above (see notes 6 and 10 to the condensed consolidated financial statements in Part I, Item I). The 2008 period also includes the effects of reductions in contract booking rates resulting from management taking a more conservative approach in its risk assessment on programs throughout the Gulf Coast shipyards, offset by a performance improvement adjustment on the LHD-8 program due to progress made on that ship during the third quarter. Operating income for the nine months ended September 30, 2007 included a $62 million recovery of lost profits due to Hurricane Katrina, $45 million of favorable adjustments for risk reduction on certain contracts at the Gulf Coast shipyards, $22 million for a pre-tax gain on the AMSEC reorganization, and a $55 million negative contract adjustment on LHD-8 resulting from manpower constraints following the strike at the Pascagoula shipyard in 2007.

BACKLOG

Definition
Total backlog at September 30, 2008, was approximately $70 billion. Total backlog includes contractually obligated awards that are funded (firm orders for which funding is obligated by the customer) or unfunded (firm orders for which funding is not currently obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded Indefinite Delivery and Indefinite Quantity (IDIQ) orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

NORTHROP GRUMMAN CORPORATION

Backlog consisted of the following as of September 30, 2008, and as of December 31, 2007:

	September 30, 2008			December 31, 2007
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Information & Services
Mission Systems	$2,562	$3,128	$5,690	$2,365	$3,288	$5,653
Information Technology	2,399	1,967	4,366	2,581	2,268	4,849
Technical Services	1,452	2,690	4,142	1,471	3,193	4,664

Total Information & Services	6,413	7,785	14,198	6,417	8,749	15,166
Aerospace
Integrated Systems	5,221	7,417	12,638	4,204	4,525	8,729
Space Technology	1,608	13,112	14,720	2,295	13,963	16,258

Total Aerospace	6,829	20,529	27,358	6,499	18,488	24,987
Electronics	8,687	2,453	11,140	7,887	2,047	9,934
Shipbuilding	12,374	5,031	17,405	10,348	3,230	13,578

Total backlog	$34,303	$35,798	$70,101	$31,151	$32,514	$63,665

New Awards
The value of new contract awards during the nine months ended September 30, 2008, was approximately $31.1 billion. Significant new awards during this period include $5.1 billion for the CVN 78 Gerald R. Ford aircraft carrier, $1.5 billion for the aerial refueling tanker replacement program (see below), $1.4 billion for the DDG 1000 Zumwalt-class destroyer, $1.2 billion for the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System program (see below), $389 million for the Vehicular Intercommunications Systems IDIQ, $356 million for the Intercontinental Ballistic Missile (ICBM) program, and $267 million for the F-35 Lightning II.

On February 29, 2008, the company won a $1.5 billion contract awarded by the U.S. Air Force as an initial step to replace its aerial refueling tanker fleet. The losing bidder for the contract protested the award decision by the U.S. Air Force. A review of the award process was conducted by the GAO, which issued its report on June 18, 2008 upholding the other bidder’s protest. On September 10, 2008, the Secretary of Defense announced that the competition was cancelled pending the determination for a new competitive proposal and evaluation process. The company continues to carry the award in its backlog as of September 30, 2008.

On April 22, 2008, the company was awarded a contract by the U.S. Navy for the BAMS Unmanned Aircraft System. One of the other bidders for the contract subsequently protested the decision by the U.S. Navy to award the contract to the company. The GAO denied the protest on August 12, 2008 and the company re-started work on the contract.

The value of new contract awards during the nine months ended September 30, 2007, was approximately $26.2 billion. Significant new awards during this period include $2.2 billion for LHA-6, $875 million for the Flats Sequencing System/ Postal Automation program, $623 million for the Unmanned Combat Air System Carrier Demonstration, $510 million for the DDG 1000 Zumwalt-class destroyer program, $270 million for the ICBM program, $227 million for the F-22 program, and $185 million for the JRDC program.

LIQUIDITY AND CAPITAL RESOURCES

The company endeavors to ensure the most efficient conversion of operating results into cash for deployment in growing its businesses and maximizing shareholder value. The company actively manages its capital resources

NORTHROP GRUMMAN CORPORATION

through working capital improvements, prudent capital expenditures, strategic business acquisitions, investments in independent research and development, debt repayments, required and voluntary pension contributions, and returning cash to its shareholders through dividend payments and repurchases of common stock.

Company management uses various financial measures to assist in capital deployment decision-making, including net cash provided by operating activities, and free cash flow. Management believes these measures are useful to investors in assessing the company’s financial performance.

The table below summarizes key components of net cash flow provided by operating activities.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2008	2007	2008	2007
Net earnings	$512	$489	$1,271	$1,336
Non-cash items(1)	219	235	758	601
Retiree benefit expense in excess of funding	(11)	(2)	35	96
Change in trade working capital	409	260	(1)	82
Change in income taxes payable	214	79	130	59
Other	31	(31)	(22)	15
Cash (used in)/ provided by discontinued operations	(1)	(15)	3	(33)

Net cash provided by operating activities	$1,373	$1,015	$2,174	$2,156

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.

Free Cash Flow
Free cash flow represents cash generated from operations available for discretionary use after operational cash requirements to improve or maintain levels of production have been met. Free cash flow is a useful measure for investors as it affects the ability of the company to grow by funding strategic business acquisitions and/or to return value to shareholders through repurchasing its shares and paying dividends.

Free cash flow is not a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation or as an alternative to net cash provided by operating activities presented in accordance with U.S. GAAP as an indicator of performance.

The table below reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2008	2007	2008	2007
Net cash provided by operating activities	$1,373	$1,015	$2,174	$2,156
Less:
Capital expenditures	(167)	(133)	(444)	(431)
Outsourcing contract & related software costs	(23)	(9)	(100)	(89)

Free cash flow from operations	$1,183	$873	$1,630	$1,636

Cash Flows
The following is a discussion of the company’s major operating, investing and financing activities for the nine months ended September 30, 2008 and 2007, respectively, as classified on the condensed consolidated statements of cash flows in Part I, Item 1.

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007, was $2.2 billion. For 2008, cash generated from operations supplemented by borrowings under credit facilities, if necessary, is expected to be sufficient to service debt and contract obligations, finance capital

NORTHROP GRUMMAN CORPORATION

expenditures, continue acquisition of shares under the share repurchase program, and continue paying dividends to the company’s shareholders.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2008, was $299 million compared to $1.1 billion in the same period of 2007. The decrease is primarily due to the acquisition of Essex, Xinetics and Scaled Composites in 2007 for $685 million, and $175 million in proceeds received from the sale of the Electro-Optical Systems business in 2008. See Note 5 to the condensed consolidated financial statements in Part I, Item 1.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2008, was $1.8 billion compared to $1.3 billion in the same period of 2007. The increase is primarily due to $368 million more common stock repurchases and $151 million lower proceeds from stock option exercises. See Note 7 to the condensed consolidated financial statements in Part I, Item 1 for a discussion concerning the company’s common stock repurchases.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to new accounting standards.

FORWARD-LOOKING INFORMATION

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “guidance,” “anticipate,” “outlook,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s 2007 Form 10-K as amended or supplemented by the information, if any, in Part II, Item 1A below, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

■	future revenues;

■	expected program performance and cash flows;

■	compliance with technical, operational and quality requirements;

■	returns on pension plan assets, and variability of pension actuarial and related assumptions and regulatory requirements;

■	the outcome of litigation, claims, appeals, bid protests, and investigations;

■	hurricane-related insurance recoveries;

■	environmental remediation;

■	acquisitions and divestitures of businesses;

■	joint ventures and other business arrangements;

■	access to capital;

■	performance issues with key suppliers and subcontractors;

NORTHROP GRUMMAN CORPORATION

■	product performance and the successful execution of internal plans;

■	successful negotiation of contracts with labor unions;

■	allowability and allocability of costs under U.S. Government contracts;

■	effective tax rates and timing and amounts of tax payments;

■	the results of any audit or appeal process with the Internal Revenue Service;

■	the availability and retention of skilled labor; and

■	anticipated costs of capital investments.

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

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

Air Mobility Tanker	Program to replace the U.S. Air Force aerial refueling tanker fleet.

B-2 Stealth Bomber (B-2)	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Battlefield Airborne Communication Node (BACN)	USAF program will integrate an airborne communications relay and information server that will provide warfighters and homeland security units with critical battle information.

Broad Area Maritime Surveillance Unmanned Aircraft System (BAMS UAS)	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Centers for Disease Control and Prevention Information Technology Services (CITS II)	Provide research, planning, consulting, advising, economic analysis, evaluation, and testing, business process modeling and reengineering, lifecycle management, design, development, project management, transition, integration, operations, maintenance and retirement services and support for the CDC.

Coast Guard’s Deepwater Program	Design, develop, construct and deploy surface assets to recapitalize the Coast Guard.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Cobra Judy	The Cobra Judy Replacement program will replace the current U.S. Naval Ship (USNS) Observation Island and its aged AN/SPQ-11 Cobra Judy ballistic missile tracking radar. Northrop Grumman will provide the S-band phased-array radar for use in technical data collection against ballistic missiles in flight.

Command Post Platform (CPP)	Provide a family of vehicles that host multiple battle command and support software suites as well as communications equipment that interface with digitized vehicles.

Communications-Electronics Command Rapid Response (CR2)	Provide to the Department of Defense (DOD) and other Federal Agencies rapid access to products and services to research, development, upgrade, install, fabricate, test, operate, maintain and support new and existing platforms, systems, subsystems. CR2 is the U.S. Army Communications-Electronics Command’s primary Homeland Defense Security contract.

Counter Rocket Artillery Mortar (CRAM)	Provide system engineering and installation support for Counter Rocket Artillery and Mortar Systems to protect troops at Forward Operating base for Operation Iraqi Freedom.

Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (CREW)	CREW systems are electronic jammers designed to prevent the initiation of Radio-Controlled Improvised Explosive Devices (RCIEDs). Northrop Grumman will rapidly develop and demonstrate flexible CREW technology and systems that address evolving threats. The company will deliver seven dismounted and seven mounted development model CREW systems and provide engineering support services, training, maintenance and repair.

CVN 78 Ford-class	Design and construction for the new class of Aircraft Carriers.

DDG 1000 Zumwalt-class Destroyer	Design the first in a class of the U.S. Navy’s multi-mission surface combatants tailored for land attack and littoral dominance.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

Defense Support Program (DSP)	Satellite system that detects, characterizes, and reports ballistic missile launches.

E-2	The E-2D builds upon the Hawkeye 2000 configuration with significant radar improvement performance. The E-2D provides over the horizon airborne early warning (AEW), surveillance, tracking, and command and control capability to the U.S. Naval Battle Groups and Joint Forces.

E-10A	Mission Execution Program (MEP) to continue to mature the technologies of the E-10A Battle Management/Command and Control capabilities.

EA-6B (Prowler)	The Prowler is currently the armed services’ only offensive tactical radar jamming aircraft. The company has developed the next generation mission system for this aircraft under the Increased Capacity (ICAP) III contract and has completed the final test and evaluation phase. The company completed the low-rate initial production for ICAP III Kits during 2006, and was awarded a follow-on contract for ICAP III Kits & Spares, with deliveries commencing in 2007. In addition, the company is performing on a contract to incorporate the ICAP III mission system into an F/A-18 platform, designated the EA-18G.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

ELINT Modernization Information Management and Storage Increment 1 (EMOD IM&S)	Design, development and deployment of a multi-Petabyte, logically centralized, geographically distributed, secure information management and storage system for Technical Signals Intelligence data.

F/A-18	Produce the center and aft fuselage sections and twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

F-16 Block 60	Direct commercial firm fixed-price program with Lockheed Martin Aeronautics Company to develop and produce 80 Lot systems for aircraft delivery to the United Arab Emirates Air Force as well as test equipment and spares to be used to support in-country repairs of sensors.

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities. In addition, Northrop Grumman is responsible for overall design and integration of the F-22 Communication, Navigation, and Identification (CNI) system.

F-35 Lightning II	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

Force XXI Battle Brigade and Below Installation Kits (FBCB2 I-Kits)	Install in Army vehicles a system of computer hardware and software that forms a wireless, tactical Internet for near-real-time situational awareness and command and control on the battlefield.

Flats Sequencing System/ Postal Automation	Build systems for the U.S. Postal Service designed to further automate the flats mail stream, which includes large envelopes, catalogs and magazines.

Global Hawk High Altitude Long Endurance (HALE) Systems	Provide the Global Hawk HALE Systems unmanned aerial system for use in the global war on terror and to play a central role in Intelligence, Surveillance, and Reconnaissance supporting operations in Afghanistan and Iraq.

Ground/Air Task Oriented Radar (G/ATOR)	A development program to provide the next generation ground based multi-mission radar for the U.S. Marine Corps. Provides Short Range Air Defense, Air Defense Surveillance, Ground Weapon Location and Air Traffic Control. Replaces five existing USMC single-mission radars.

Ground-Based Midcourse Defense Fire Control and Communications	Design and deploy the critical battle management or GMD fire control/communications software products and the command and launch equipment software to assist the Ground-Based Midcourse Defense Fire Control and Communications in detecting, tracking, and shooting down long-range ballistic missiles during the midcourse phase of flight.

Hunter CLS	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

Inertial Navigation programs	Consists of a wide variety of opportunities across land, sea and space that address the customers’ needs for precise knowledge of position, velocity, attitude, and heading. These applications include platforms, such as the F-16, satellites and ground vehicles, as well as, for sensors such as radar, MP-RTIP, and Electro Optical/Infra Red pods. Many inertial applications require integration with Global Positioning System to provide a very high level of precision and long term stability.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

James Webb Space Telescope (JWST)	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Joint Base Operations Support	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

Joint National Integration Center Research & Development (JRDC)	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

Joint Surveillance Target Attack Radar System (Joint STARS)	Joint STARS detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and Army command posts.

Joint Tactical Radio System Airborne and Maritime/Fixed Station (JTRS AMF)	Joint Tactical Radio System Airborne and Maritime/Fixed Station (JTRS AMF) will develop a communications capability that includes two software-defined, multifunction radio form factors for use by the U.S. Department of Defense and potential use by the U.S. Department of Homeland Security. Northrop Grumman has the responsibility for leading the Joint Tactical Radio (JTR) integrated product team and co-development of the JTR small airborne (JTR-SA) hardware and software. The company will also provide common JTR software for two JTR form factors, wideband power amplifiers, and the use of Northrop Grumman’s Advanced Communications Test Center in San Diego as the integration and test site for the JTR-SA radio, waveforms and ancillaries.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight.

LHA	Detail design and construct amphibious assault ships for use as an integral part of joint, interagency, and multinational maritime forces.

LHD	Detail design and construct multipurpose amphibious assault ships.

LPD	Detail design and construct amphibious transport dock ships.

MESA Korea	Consists of a 4 lot Multirole Electronically Scanned Array (MESA) radar/Identification Friend or Foe subsystem delivery with limited non-recurring engineering. The program also includes associated spares, support equipment and installation & check out activities, with direct and indirect offset projects. Northrop Grumman’s customer is the Boeing Company, with ultimate product delivery to the Republic of Korea Air Force.

Multi-Platform Radar Technology Insertion Program (MP-RTIP)	Design, develop, fabricate and test modular, scalable 2-dimensional active electronically scanned array (2D-AESA) radars for integration on the Global Hawk HALE Systems and other platforms. Also provides enhanced Wide Area Surveillance system capabilities.

National Polar-orbiting Operational Environmental Satellite System (NPOESS)	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Navstar Global Positioning System Operational Control Segment (Navstar GPS OCX)	Navstar Global Positioning System (GPS) Operational Control Segment Operational control system for existing and future GPS constellation. Includes all satellite C2, mission planning, constellation management, external interfaces, monitoring stations, and ground antennas. Phase A effort includes effort to accomplish a System Requirements Review, System Design Review, and development of a Mission Capabilities Engineering Model prototype.

Network Centric Solution	Provide Network-Centric Information Technology, Networking, Telephony and Security, Voice, Video and Data Communications Commercial-off-the-Shelf products, system solutions, hardware and software.

Nevada Test Site (NTS)	Manage and operate the Nevada Test Site facility and provide infrastructure support, including management of the nuclear explosives safety team, support of hazardous chemical spill testing, emergency response training and conventional weapons testing.

New York City Wireless Network (NYCWiN)	Provide New York City’s broadband public-safety wireless network.

Space Based Infrared System (SBIRS)	Space-based surveillance systems for missile warning, missile defense, battlespace characterization and technical intelligence. SBIRS will meet United Stated infrared space surveillance needs through the next 2-3 decades.

Space Radar	Develop system concepts and architecture as part of the first phase of this program to provide a range of radar-generated products from space to enhance the nation’s intelligence, surveillance, and reconnaissance (ISR) capabilities for warfighters and the intelligence community.

Space Tracking and Surveillance System (STSS)	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard infrared sensors to detect, track and discriminate ballistic missiles. The program includes two flight demonstration satellites with subsequent development and production blocks of satellites.

STARlite	A small light-weight SAR/GMTI (Synthetic Aperture Radar/Ground Moving Target Indication) radar that provides precision ground maps and indications of moving targets vital to surveillance and protection of forces on the ground. The Army Communications Electronics Life Cycle Management Command Contract for the SAR/GMTI System provides a multi-mode radar capability to the US Army’s Extended Range Multi-Purpose unmanned aircraft system and Future Combat Systems Class IV unmanned aerial vehicle.

Transformational Satellite Communication System-Risk Reduction and System Definition (TSAT RR&SD)	Design, develop, brassboard and demonstrate key technologies to reduce risk in the TSAT space element and perform additional risk mitigation activities.

Unmanned Combat Air System Carrier Demonstration (UCAS-D)	A development/demonstration contract that will design, build and test two demonstration vehicles that will conduct a carrier demonstration. The technology demonstrations are to show carrier control area operations, catapult launch, and an arrested landing of a low observable unmanned aerial vehicle.

USS Carl Vinson	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Carl Vinson (CVN 70).

USS Enterprise Extended Docking Selected Restricted Availability (EDSRA)	Provide routine dry dock work, tank blasting and coating, hull preservation, propulsion and ship system repairs and limited enhancements to various hull, mechanical and electrical systems for the USS Enterprise.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

USS George H. W. Bush	Design and build the tenth and final Nimitz-class aircraft carrier, which will feature numerous improvements and modernizations.

V(9) New Fighter Aircraft (V(9) NFA)	Upgraded F-16 Fire Control Radar System. The system consists of the following Line Replaceable Units : Antenna, Medium Duty Transmitter , Modular Receiver Exciter, and Common Radar Processor . The system is being procured for Foreign Military Sales customers through the F-16 Systems Group at Wright Patterson Air Force Base in Dayton, Ohio.

Vehicular Intercommunications Systems Indefinite Delivery and Indefinite Quantity (VIS IDIQ)	Provide clear and noise-free communications between crew members inside combat vehicles and externally over as many as six combat net radios for the U.S. Army. The active noise-reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Wedgetail MESA	Joint program with Boeing to supply MESA radar antenna for Airborne Electronic Warfare & Counter-measures aircraft.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term borrowings under the credit agreement and short-term investments. At September 30, 2008, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. The company has a modest exposure to interest rate risk resulting from two interest rate swap agreements. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2 billion credit agreement, which had no balance outstanding at September 30, 2008 or December 31, 2007, and the aforementioned interest rate swap agreements.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At September 30, 2008, and December 31, 2007, two interest rate swap agreements were in effect.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At September 30, 2008, and December 31, 2007, the amount of foreign currency forward contracts outstanding was not material. Market risk exposure relating to foreign currency exchange transactions is immaterial to the consolidated financial statements.

Benefit Plan Valuations – Asset returns for the company’s defined benefit pension plans and funded post-retirement benefit plans have been significantly impacted in 2008 by the overall lower fair market value that has been experienced on a year-to-date basis. The company believes that its actual plan asset returns may be significantly reduced from its expected rate of return used to measure pension expense for the year ended 2008, which could result in a lower fair market value of plan assets at year end. The company also believes that current market conditions may lead to an increase in the discount rate used to value the year-end benefit obligations covered by these plans, which would partially mitigate the effects of the lower asset returns. Overall, the company expects that the net effects of the actual plan asset returns, lower fair market values at year-end 2008 and any increase in the year-end discount rate could lead to significantly higher pension expense in 2009 as compared with 2008.

NORTHROP GRUMMAN CORPORATION

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of September 30, 2008, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2008, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

As previously disclosed, the U.S. District Court for the Central District of California consolidated two separately filed Employee Retirement Income Security Act (ERISA) lawsuits, which the plaintiffs seek to have certified as class actions, into the In Re Northrop Grumman Corporation ERISA Litigation. On August 7, 2007, the Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On October 11, 2007, the Ninth Circuit granted appellate review, which delayed the commencement of trial previously scheduled to begin January 22, 2008. The company believes that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

As previously disclosed, the company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 10 to the condensed consolidated financial statements in Part I, Item 1). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the district court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the district court’s order. On August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Court of Appeals remanded the case to the district court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. The company filed a Petition for Rehearing En Banc, or in the Alternative, For Panel Rehearing with the Court of Appeals on August 27, 2008, and awaits a decision from the Court of Appeals. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter.

Item 1A.	Risk Factors

Other than with respect to the risk factor updated below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risk factor below was disclosed in the Form 10-K, and is being updated in light of a proposal made by the Cost

NORTHROP GRUMMAN CORPORATION

Accounting Standards Board related to harmonization of the Cost Accounting Standards with the Pension Protection Act of 2006.

Pension and Medical Expense Associated with the Company’s Retirement Benefit Plans May Fluctuate Significantly Depending Upon Changes in Actuarial Assumptions and Future Market Performance of Plan Assets.

A substantial portion of the company’s current and retired employee population is covered by pension and post-retirement benefit plans, the costs of which are dependent upon the company’s various assumptions, including estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of the company’s pension and post-retirement benefit plans are subject to legislative and other government regulatory actions. Variances from these estimates could have a material adverse effect on the company’s consolidated financial position, results of operations, and cash flows.

NORTHROP GRUMMAN CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended September 30, 2008.

			Total Numbers	Approximate
			of Shares Purchased	Dollar Value of Shares
			as Part of	that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under
Period	Shares Purchased(1)	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2008 – July 31, 2008				$1.7 billion
August 1, 2008 – August 31, 2008	6,497,273	$69.26		1.2 billion
September 1, 2008 – September 30, 2008	4,321,331	65.29		1.0 billion

Total	10,818,604	$67.67	—	$1.0 billion

(1)	On December 19, 2007, the company’s board of directors authorized a share repurchase program of up to $2.5 billion of its outstanding common stock.

Share repurchases take place at management’s discretion or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

Item 3.	Defaults Upon Senior Securities

No information is required in response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

No information is required in response to this item.

Item 5.	Other Information

No information is required in response to this item.

Item 6.	Exhibits

3.1		Bylaws of Northrop Grumman Corporation, as amended September 17, 2008 (incorporated by reference to Exhibit 3.2 to Form 8-K dated September 17, 2008 and filed September 23, 2008)
*10	.1	Non-Employee Director Compensation Term Sheet, effective October 1, 2008
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Report

**	Furnished with this Report

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

Date: October 22, 2008