Form 10-Q
period 2009-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2009-04-22
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

As of April 20, 2009, 323,468,808 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31
$ in millions, except per share amounts	2009	2008
Sales and Service Revenues
Product sales	$4,570	$4,394
Service revenues	3,750	3,330

Total sales and service revenues	$8,320	$7,724

Cost of Sales and Service Revenues
Cost of product sales	3,635	3,729
Cost of service revenues	3,281	2,793
General and administrative expenses	749	738

Operating income	$655	$464
Other (expense) income
Interest expense	(73)	(77)
Other, net	8	22

Earnings from continuing operations before income taxes	590	409
Federal and foreign income taxes	201	146

Earnings from continuing operations	389	263
Income from discontinued operations, net of tax		1

Net earnings	$389	$264

Basic Earnings Per Share
Continuing operations	$1.19	$.78
Discontinued operations

Basic earnings per share	$1.19	$.78

Weighted-average common shares outstanding, in millions	326.9	338.8

Diluted Earnings Per Share
Continuing operations	$1.17	$.76
Discontinued operations

Diluted earnings per share	$1.17	$.76

Weighted-average diluted shares outstanding, in millions	332.1	349.3

Net earnings (from above)	$389	$264
Other comprehensive income
Change in cumulative translation adjustment	(14)	3
Change in unrealized gain (loss) on marketable securities and cash	7	(2)
flow hedges, net of tax
Change in unamortized benefit plan costs, net of tax	53	4

Other comprehensive income, net of tax	46	5

Comprehensive income	$435	$269

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
$ in millions	2009	2008
Assets
Cash and cash equivalents	$882	$1,504
Accounts receivable, net of progress payments	4,416	3,904
Inventoried costs, net of progress payments	1,178	1,003
Deferred income taxes	520	549
Prepaid expenses and other current assets	256	229

Total current assets	7,252	7,189
Property, plant, and equipment, net of accumulated depreciation of $3,925 in 2009 and $3,803 in 2008	4,777	4,810
Goodwill	14,524	14,518
Other purchased intangibles, net of accumulated amortization of $1,821 in 2009 and $1,795 in 2008	921	947
Pension and postretirement plan assets	292	290
Long-term deferred tax assets	1,455	1,510
Miscellaneous other assets	921	933

Total assets	$30,142	$30,197

Liabilities
Notes payable to banks	$24	$24
Current portion of long-term debt	565	477
Trade accounts payable	1,924	1,943
Accrued employees’ compensation	1,280	1,284
Advance payments and billings in excess of costs incurred	1,953	2,036
Other current liabilities	1,763	1,660

Total current liabilities	7,509	7,424
Long-term debt, net of current portion	3,352	3,443
Pension and postretirement plan liabilities	5,721	5,823
Other long-term liabilities	1,503	1,587

Total liabilities	18,085	18,277

Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2009 – 324,674,859; 2008 – 327,012,663	325	327
Paid-in capital	9,482	9,645
Retained earnings	5,846	5,590
Accumulated other comprehensive loss	(3,596)	(3,642)

Total shareholders’ equity	12,057	11,920

Total liabilities and shareholders’ equity	$30,142	$30,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
$ in millions	2009	2008
Operating Activities
Sources of Cash – Continuing Operations
Cash received from customers
Progress payments	$1,174	$1,608
Collections on billings	6,326	5,950
Other cash receipts	51	33

Total sources of cash – continuing operations	7,551	7,591

Uses of Cash – Continuing Operations
Cash paid to suppliers and employees	(7,530)	(7,189)
Interest paid, net of interest received	(98)	(106)
Income taxes paid, net of refunds received	(73)	(52)
Excess tax benefits from stock-based compensation		(44)
Other cash payments	(22)	(3)

Total uses of cash – continuing operations	(7,723)	(7,394)

Cash (used in) provided by continuing operations	(172)	197
Cash used in discontinued operations		(3)

Net cash (used in) provided by operating activities	(172)	194

Investing Activities
Additions to property, plant, and equipment	(162)	(143)
Payments for outsourcing contract costs and related software costs	(18)	(35)
Decrease in restricted cash	3	26
Other investing activities, net	1	4

Net cash used in investing activities	(176)	(148)

Financing Activities
Net (payments) borrowings under lines of credit	(1)	33
Proceeds from exercises of stock options and issuances of common stock	8	69
Dividends paid	(131)	(126)
Excess tax benefits from stock-based compensation		44
Common stock repurchases	(150)	(600)

Net cash used in financing activities	(274)	(580)

Decrease in cash and cash equivalents	(622)	(534)
Cash and cash equivalents, beginning of period	1,504	963

Cash and cash equivalents, end of period	$882	$429

NORTHROP GRUMMAN CORPORATION

	Three Months Ended
	March 31,
$ in millions	2009	2008
Reconciliation of Net Earnings to Net Cash (Used in) Provided by Operating Activities
Net Earnings	$389	$264
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation	137	136
Amortization of assets	38	62
Stock-based compensation	35	44
Excess tax benefits from stock-based compensation		(44)
Decrease (increase) in
Accounts receivable	(1,762)	(2,080)
Inventoried costs	(355)	(266)
Prepaid expenses and other current assets	(33)	(15)
Increase (decrease) in
Progress payments	1,431	1,642
Accounts payable and accruals	(230)	254
Deferred income taxes	45	26
Income taxes payable	131	112
Retiree benefits	(5)	31
Other non-cash transactions, net	7	31

Cash (used in) provided by continuing operations	(172)	197
Cash used in discontinued operations		(3)

Net cash (used in) provided by operating activities	$(172)	$194

Non-Cash Investing and Financing Activities
Mandatorily redeemable convertible preferred stock converted into common stock		$304

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
	March 31
$ in millions, except per share	2009	2008
Common Stock
At beginning of period	$327	$338
Common stock repurchased	(4)	(8)
Conversion of preferred stock		6
Employee stock awards and options	2	3

At end of period	325	339

Paid-in Capital
At beginning of period	9,645	10,661
Common stock repurchased	(161)	(592)
Conversion of preferred stock		298
Employee stock awards and options	(2)	71

At end of period	9,482	10,438

Retained Earnings
At beginning of period	5,590	7,387
Net earnings	389	264
Adoption of new accounting standards		(3)
Dividends declared	(133)	(130)

At end of period	5,846	7,518

Accumulated Other Comprehensive Loss
At beginning of period	(3,642)	(699)
Other comprehensive income, net of tax	46	5

At end of period	(3,596)	(694)

Total shareholders’ equity	$12,057	$17,601

Cash dividends declared per share	$.40	$.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments of normal recurring nature considered necessary by management for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto contained in the company’s 2008 Annual Report on Form 10-K.

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

Accounting Estimates – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation thereof requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
$ in millions	2009	2008
Cumulative translation adjustment	$(4)	$10
Unrealized loss on marketable securities and cash flow hedges, net of tax benefit of $16 as of March 31, 2009 and $20 as of December 31, 2008	(25)	(32)
Unamortized benefit plan costs, net of tax benefit of $2,322 as of March 31, 2009 and $2,358 as of December 31, 2008	(3,567)	(3,620)

Total accumulated other comprehensive loss	$(3,596)	$(3,642)

Financial Statement Reclassifications – Certain amounts in the prior period notes to the condensed consolidated financial statements have been reclassified to reflect the business operations realignments effective in 2009 (see Note 6).

2.	NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards
The disclosure requirements of SFAS No. 157 – Fair Value Measurements, which took effect on January 1, 2008, are presented in Note 3. On January 1, 2009, the company implemented the previously deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value, as required.

NORTHROP GRUMMAN CORPORATION

The disclosure requirements of SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities, which took effect on January 1, 2009, are presented in Note 3.

The accounting requirements of SFAS No. 141(R) – Business Combinations, which took effect on January 1, 2009, were adopted but had no impact on the company’s financial statements.

The accounting and presentation requirements of SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, which took effect on January 1, 2009, had no impact on the financial statements as the company’s non-controlling interests were not material.

Standards Issued But Not Yet Effective
Other new pronouncements issued but not effective until after March 31, 2009, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2009, and December 31, 2008, respectively, there were marketable equity securities of $41 million and $44 million included in prepaid expenses and other current assets and $175 million and $180 million of marketable debt and equity securities included in miscellaneous other assets. These assets are recorded at fair value, substantially all of which are based upon quoted market prices in active markets. These investments can be liquidated without restriction. Other financial instruments recorded at fair value based on other observable inputs are not material. Pension plan assets are measured at fair value on their annual measurement date.

As of March 31, 2009, the company had interest rate swap agreements, forward starting swap agreements, and foreign currency exchange contracts, with notional values totaling $400 million, $400 million and $289 million, respectively. The interest rate swaps, forward starting swaps, and a portion of the foreign currency exchange contracts agreements were designated as hedging instruments under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, while the remainder of the foreign exchange contracts were not designated as hedging instruments.

The fair value of the forward starting swap agreements was a $45 million liability at March 31, 2009 and a $58 million liability at December 31, 2008 and included in other current liabilities. All other derivative fair values and related unrealized gains and losses at March 31, 2009 and for the three months then ended were not material.

Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are recorded in earnings from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income. The company may use derivative financial instruments to manage its exposure to interest rate and foreign currency exchange risks and to balance its fixed and variable rate long-term debt portfolio. The company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

For derivative financial instruments not designated as hedging instruments and the ineffective portion of cash flow hedges, gains or losses resulting from changes in the fair value are reported in Other, net in the condensed consolidated statements of operations and comprehensive income. Unrealized gains or losses on cash flow hedges are reclassified from accumulated other comprehensive loss to operating income upon the recognition of the underlying transactions.

NORTHROP GRUMMAN CORPORATION

4.	CONVERSION OF PREFERRED STOCK

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

Acquisitions
3001 – In October 2008, the company acquired 3001 International, Inc. (3001) for approximately $92 million in cash. 3001 provides geospatial data production and analysis, including airborne imaging, surveying, mapping and geographic information systems for U.S. and international government intelligence, defense and civilian customers. The operating results of 3001 are reported in the Information Systems segment from the date of acquisition. The condensed consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for the entities acquired. Management does not expect adjustments to these estimates, if any, to have a material effect on the company’s condensed consolidated financial position or results of operations.

Dispositions
Electro-Optical Systems – In April 2008, the company sold its Electro-Optical Systems (EOS) business for $175 million in cash to L-3 Communications Corporation and recognized a gain of $19 million, net of taxes of $39 million. EOS, formerly a part of the Electronic Systems segment, produces night vision and applied optics products. Sales for this business for the three months ended March 31, 2008 were approximately $43 million. Operating results of this business are reported as discontinued operations in the condensed consolidated statements of operations and comprehensive income for all applicable periods presented.

6.	SEGMENT INFORMATION

In January 2009, the company streamlined its organizational structure by reducing the number of operating segments from seven to five. The five segments are Information Systems, which combines the former Information Technology and Mission Systems segments; Aerospace Systems, which combines the former Integrated Systems and Space Technology segments; Electronic Systems; Shipbuilding; and Technical Services. These five segment are considered reportable segments in accordance with SFAS No. 131 – Disclosures about Segments of an Enterprise and Related Information. Intersegment sales and intersegment operating (loss) income between the former Integrated Systems and Space Technology segments, and between the former Information Technology and Mission Systems segments have been eliminated as part of the realignment. The creation of the Information Systems and Aerospace Systems segments is intended to strengthen alignment with customers, improve the company’s ability to execute on programs and win new business, and enhance cost competitiveness. Product sales are predominantly generated in the Aerospace Systems, Electronic Systems and Shipbuilding segments, while the majority of the company’s service revenues are generated by the Information Systems and Technical Services segments.

During the first quarter of 2009, the company realigned certain logistics, services, and technical support programs and assets from the Information Systems and Electronic Systems segments to the Technical Services segment. This realignment is intended to strengthen the company’s core capability in aircraft and electronics maintenance, repair and overhaul, life cycle optimization, and training and simulation services.

NORTHROP GRUMMAN CORPORATION

Sales and segment operating income in the following tables have been revised to reflect the above realignments for all periods presented.

During the first quarter of 2009, the company transferred certain optics and laser programs from Information Systems to Aerospace Systems. As the operating results of this business were not considered material, the prior year sales and operating income were not reclassified to reflect this business transfer.

The following table presents segment sales and service revenues for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31
$ in millions	2009	2008
Sales and Service Revenues
Information Systems	$2,491	$2,298
Aerospace Systems	2,456	2,361
Electronic Systems	1,788	1,545
Shipbuilding	1,375	1,264
Technical Services	632	558
Intersegment eliminations	(422)	(302)

Total sales and service revenues	$8,320	$7,724

The following table presents segment operating income reconciled to total operating income for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31
$ in millions	2009	2008
Operating Income
Information Systems	$223	$212
Aerospace Systems	258	252
Electronic Systems	229	209
Shipbuilding	84	(218)
Technical Services	37	29
Intersegment eliminations	(40)	(26)

Total segment operating income	791	458
Non-segment factors affecting operating income Unallocated expenses	(53)	(32)
Net pension adjustment	(76)	59
Royalty income adjustment	(7)	(21)

Total operating income	$655	$464

Shipbuilding Earnings Charge Relating to LHD-8 Contract Performance – During the first quarter of 2008, the company recorded a pre-tax charge of $272 million for cost growth on the LHD-8 contract and an additional $54 million, primarily for schedule impacts on other ships and impairment of purchased intangibles at the Gulf Coast shipyards. During the second half of 2008, the LHD-8 program achieved several important risk retirement milestones toward its planned delivery date and as a result $63 million of the first quarter 2008 charge was reversed in the second half of 2008. In the three months ended March 31, 2009, the LHD-8 completed U.S. Navy acceptance sea trials ahead of schedule and, as a result, an additional $30 million of the first quarter 2008 charge was reversed.

NORTHROP GRUMMAN CORPORATION

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

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans, and, for 2008, the company’s mandatorily redeemable convertible preferred stock (See Note 4). The dilutive effect of these securities totaled 5.2 million shares and 10.5 million shares for the three months ended March 31, 2009 and 2008, respectively, including 4.5 million shares for the preferred stock in the three months ended March 31, 2008. The weighted-average diluted shares outstanding for the three months ended March 31, 2009 and 2008, exclude stock options to purchase approximately 13.4 million and 1.3 million shares, respectively, because such options have an exercise price in excess of the average market price of the company’s common stock during the period.

Diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended
	March 31
in millions, except per share	2009	2008
Diluted Earnings Per Share From Continuing Operations
Earnings from continuing operations	$389	$263
Add dividends on mandatorily redeemable convertible preferred stock		1

Income from continuing operations available to common shareholders	$389	$264

Weighted-average common shares outstanding	326.9	338.8
Dilutive effect of stock options, awards and mandatorily redeemable convertible preferred stock	5.2	10.5

Weighted-average diluted common shares outstanding	332.1	349.3

Diluted earnings per share from continuing operations	$1.17	$.76

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2008:

				Shares Repurchased
				(in millions)
			Total Shares	Three Months Ended
	Amount Authorized	Average Price	Retired	March 31,
Authorization Date	(in millions)	Per Share	(in millions)	2009	2008
December 19, 2007	$2,500	$67.05	25.7	4.2	7.6

NORTHROP GRUMMAN CORPORATION

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs. As of March 31, 2009, the company has $780 million remaining under this authorization for share repurchases.

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amounts of goodwill for the three months ended March 31, 2009, were as follows:

	Balance as of	Goodwill	Goodwill	Balance as of
$ in millions	December 31, 2008	Transfers	Adjustments	March 31, 2009
Information Systems	$6,399	$(138)	$(1)	$6,260
Aerospace Systems	3,748	41	7	3,796
Electronic Systems	2,428	(26)		2,402
Shipbuilding	1,141			1,141
Technical Services	802	123		925

Total	$14,518	$—	$6	$14,524

Goodwill Transfers - During the first quarter of 2009, the company realigned certain logistics, services, and technical support programs and assets from the Information Systems and Electronic Systems segments to the Technical Services segment. As a result of this realignment, goodwill of approximately $123 million was reallocated between these segments. Additionally during the first quarter of 2009, the company transferred certain optics and laser programs from Information Systems to Aerospace Systems resulting in the reallocation of goodwill of approximately $41 million.

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,642	$(1,745)	$897	$2,642	$(1,720)	$922
Other purchased intangibles	100	(76)	24	100	(75)	25

Total	$2,742	$(1,821)	$921	$2,742	$(1,795)	$947

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 21 years. Aggregate amortization expense for the three months ended March 31, 2009, was $26 million.

NORTHROP GRUMMAN CORPORATION

The table below shows expected amortization for purchased intangibles for the remainder of 2009 and for the next five years:

$ in millions
Year ending December 31
2009 (April 1 – December 31)	$76
2010	91
2011	54
2012	53
2013	43
2014	34

9.	LITIGATION

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

On April 2, 2009, the company reached an agreement with the U.S. Government to settle two previously disclosed legal matters. The first matter involved potentially substantial claims by the U.S. Department of Justice and a restricted U.S. Government customer relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a part of the company. In the third quarter of 2006, the company proposed to settle the claims and any associated matters and recognized a pre-tax charge of $112.5 million to cover the cost of the settlement proposal and associated investigative costs. While the company believes that it acted properly under its contracts and had substantive defenses to the claims, it also believes that the settlement agreement is in the best interests of all parties as it releases the company from the government’s claims, avoids litigation and preserves a valued customer relationship. Under the terms of the settlement agreement, the U.S. Department of Justice valued its claims regarding the microelectronics matter at $325 million. The second matter covered by the settlement agreement involved a lawsuit filed by the company in 1996 against the U.S. Government in the U.S. Court of Federal Claims relating to the Tri-Service Standoff Attack Missile (TSSAM) program. As previously disclosed, the company received a termination for convenience notice on the program and sought recovery for uncompensated performance costs, investments and a reasonable profit on the program. Under the terms of the settlement agreement, the U.S. Department of Justice valued the company’s TSSAM claims at $325 million. The settlement amounts for the two matters are equal and thereby offset each other. The financial impact of the settlement agreement, including its related cost, on the previously recorded accrual for the microelectronics claim and any adjustments for other legal matters will result in a net gain for the second quarter of 2009. The settlement agreement will not have a significant impact on the company’s cash from operations.

As previously disclosed, in the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper, and in late December 2007, the Coast Guard advised Integrated Coast Guard Systems (the contractors’ joint venture for performing the Deepwater Program, the “Joint Venture”) that the Coast Guard was seeking $96.1 million from the Joint Venture as a result of the revocation of acceptance of the eight vessels delivered under the 123-foot conversion program. The majority of the costs associated with the 123-foot conversion effort are associated with

NORTHROP GRUMMAN CORPORATION

the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In May 2008, the Coast Guard advised the Joint Venture that the Coast Guard would support an investigation by the U.S. Department of Justice of the Joint Venture and its subcontractors instead of pursuing its $96.1 million claim independently. The Department of Justice had previously issued subpoenas related to the Deepwater Program, pursuant to which the company has provided responsive documents. On February 6, 2009, the U.S. Department of Justice notified the U.S. District Court for the Northern District of Texas that the U.S. Government “is not intervening at this time” in what was then a sealed False Claims Act complaint. On February 12, the Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against Integrated Coast Guard Systems, Lockheed Martin Corporation and the company, relating to the 123-foot conversion effort. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

As previously disclosed, in August 2008, the company disclosed to the Antitrust Division of the U.S. Department of Justice possible violations of federal antitrust laws in connection with the bidding process for certain maintenance contracts at a military installation in California. In February 2009, the company and the Department of Justice signed an agreement admitting the company into the Corporate Leniency Program. As a result of the company’s acceptance into the Corporate Leniency Program, the company will be exempt from federal criminal prosecution and criminal fines relating to the matters the company reported to the Department of Justice if the company complies with certain conditions, including its continued cooperation with the government’s investigation and its agreement to make restitution if the government was harmed by the violations.

Based upon the available information regarding matters that are subject to U.S. Government investigations, the company believes that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Insurance Recovery – As previously disclosed, the company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 10). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the district court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the district court’s order. On August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Court of Appeals remanded the case to the district court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the

NORTHROP GRUMMAN CORPORATION

policy is unambiguous. The company filed a Petition for Rehearing En Banc, or in the Alternative, For Panel Rehearing with the Court of Appeals on August 27, 2008. On April 2, 2009, the Court of Appeals denied the company’s Petition for Rehearing and remanded the case to the district court. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter.

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

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2009, the recognized amounts related to the aforementioned items are not material individually or in the aggregate.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2009, the range of reasonably possible future costs for environmental remediation sites is $191 million to $269 million, of which $232 million is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Hurricane Impacts – During the third quarter of 2008, the Gulf Coast shipyards were affected by Hurricane Gustav. As a result of the storm, the Gulf Coast shipyards experienced a shut-down for several days, and a resulting minor delay in ship construction throughout the yards; however the storm caused no significant physical damage to the yards. Shipbuilding’s sales and operating income in 2008 were reduced by approximately $100 million and $13 million, respectively, during the second half of 2008 due to lost production and additional costs resulting from the shut-down.

Also during the third quarter of 2008, a subcontractor’s operations in Texas were severely impacted by Hurricane Ike. The subcontractor produces compartments for two of the LPD amphibious transport dock ships under construction at the Gulf Coast shipyards. As a result of the delays and cost growth caused by the subcontractor’s

NORTHROP GRUMMAN CORPORATION

resulting production impacts, Shipbuilding’s 2008 operating income was reduced by approximately $23 million during the second half of 2008.

In August 2005, the company’s Gulf Coast operations were significantly impacted by Hurricane Katrina and the company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. As of the date of the storm, the company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The company has recovered a portion of its Hurricane Katrina claim and expects that its remaining claim will be resolved separately with the two remaining insurers, including FM Global (See Note 9).

The company has full entitlement to any insurance recoveries related to business interruption impacts resulting from these hurricanes. However, because of uncertainties concerning the ultimate determination of recoveries related to business interruption claims, in accordance with company policy, no such amounts are recognized until they are resolved with the insurers. Furthermore, due to the uncertainties with respect to the company’s disagreement with FM Global in relation to the Hurricane Katrina claim, no receivables have been recognized by the company in the accompanying condensed consolidated financial statements for insurance recoveries from FM Global.

In accordance with U.S. Government cost accounting regulations affecting the majority of the company’s contracts, the cost of insurance premiums for property damage and business interruption coverage, other than “coverage of profit”, is an allowable expense that may be charged to contracts. Because a substantial portion of long-term contracts at the shipyards are flexibly-priced, the government customer would benefit from a portion of insurance recoveries in excess of the net book value of damaged assets and clean-up and restoration costs paid by the company. When such insurance recoveries occur, the company is obligated to return a portion of these amounts to the government.

Co-Operative Agreements – In 2003, Shipbuilding executed agreements with the states of Mississippi and Louisiana whereby Shipbuilding leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Shipbuilding to these states. As of March 31, 2009, Shipbuilding has fully met its obligations under the Mississippi agreement and has met all but one requirement under the Louisiana agreement. Failure by Shipbuilding to meet the remaining Louisiana commitment would result in reimbursement by Shipbuilding to Louisiana in accordance with the agreement. As of March 31, 2009, Shipbuilding expects that the remaining commitment under the Louisiana agreement will be met based on its most recent business plan.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At March 31, 2009, there were $460 million of unused stand-by letters of credit, $120 million of bank guarantees, and $456 million of surety bonds outstanding.

The company has also guaranteed a $200 million loan made to Shipbuilding in connection with the Gulf Opportunity Zone Industrial Revenue Bonds issued in December 2006. Under the loan agreement, the company guaranteed repayment of the principal and interest to the Trustee and the underlying bondholders.

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

U.S. Government Claims – Annually, the company files cost submissions to the U.S. Government to support its claimed amounts of overhead, home office and other indirect costs. On occasions, these cost submissions result in

NORTHROP GRUMMAN CORPORATION

questioned costs, claims and or penalty assertions by the U.S. Government which give rise to dispute resolution in various forms. The company believes it has adequately provided for the ultimate outcome of any such matters based on, among other considerations, its assessment of the relevant government regulations. The company does not believe that the outcome of any such matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations, for the three months ended March 31, 2009 and 2008 was $141 million and $139 million, respectively. These amounts are net of immaterial amounts of sublease rental income.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

11.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended March 31
	Pension		Medical and
	Benefits		Life Benefits
$ in millions	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$165	$181	$12	$14
Interest cost	337	334	41	41
Expected return on plan assets	(389)	(475)	(12)	(16)
Amortization of:
Prior service cost (credit)	12	10	(15)	(16)
Net loss from previous years	85	6	7	5

Net periodic benefit cost	$210	$56	$33	$28

Defined contribution plans cost	$82	$75

Employer Contributions – In 2009, the company expects to contribute the required minimum funding level of approximately $126 million to its pension plans and approximately $178 million to its other postretirement benefit plans and also expects to make additional voluntary pension contributions totaling approximately $500 million. As of March 31, 2009, contributions of $227 million and $25 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, including certain bargaining unit employees. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. Certain hourly employees are covered under a target benefit plan. The company also participates in a multiemployer plan for certain of the company’s union employees. In addition to the 401(k) defined contribution benefit, non-union represented employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The company’s contributions to these defined contribution plans for the three months ended March 31, 2009, and 2008, were $82 million, and $75 million, respectively.

12.	STOCK COMPENSATION PLANS

At March 31, 2009, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee

NORTHROP GRUMMAN CORPORATION

Directors as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

Compensation Expense
Total pre-tax stock-based compensation for the three months ended March 31, 2009, and 2008, was $35 million, and $44 million, respectively, of which $5 million, and $4 million related to Stock Options and $30 million, and $40 million, related to Stock Awards, respectively. Tax benefits recognized in the condensed consolidated statements of operations and comprehensive income for stock-based compensation during the three months ended March 31, 2009, and 2008, were $14 million, and $17 million, respectively. In addition, the company realized tax benefits of $245 thousand and $20 million from the exercise of Stock Options and $47 million and $94 million from the issuance of Stock Awards in the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, there was $260 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $34 million relates to Stock Options and $226 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 1.6 years.

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

The significant weighted-average assumptions relating to the valuation of the company’s Stock Options for the three months ended March 31, 2009 and 2008, were as follows:

	2009	2008
Dividend yield	3.3%	1.8%
Volatility rate	25%	20%
Risk-free interest rate	1.7%	2.8%
Expected option life (years)	6	6

The weighted-average grant date fair value of Stock Options granted during the three months ended March 31, 2009 and 2008, was $7 and $15, per share, respectively.

NORTHROP GRUMMAN CORPORATION

Stock Option activity for the three months ended March 31, 2009, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(In thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2009	13,481	$54	4.2 years	$18
Granted	2,711	45
Exercised	(226)	46
Cancelled and forfeited	(258)	55

Outstanding at March 31, 2009	15,708	$53	4.5 years	$14

Vested and expected to vest in the future at March 31, 2009	15,511	$52	4.3 years	$14

Exercisable at March 31, 2009	11,807	$52	3.6 years	$14

Available for grant at March 31, 2009	8,694

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008, was $618 thousand and $51 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at March 31, 2009 (for outstanding options), less the applicable exercise price.

Stock Awards
Compensation expense for Stock Awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. During the three months ended March 31, 2009, 2.5 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $111 million and a grant date fair value of $161 million. During the three months ended March 31, 2008, 2.9 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $233 million and a grant date fair value of $155 million. There were 1.6 million Stock Awards granted in the three months ended March 31, 2008, with a weighted-average grant date fair value of $75 per share.

Stock Award activity for the three months ended March 31, 2009, was as follows:

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(In thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2009	3,276	$75	1.4 years
Granted (including performance adjustment on shares vested)	2,350	45
Vested	(185)	66
Forfeited	(61)	74

Outstanding at March 31, 2009	5,380	$62	1.9 years

Available for grant at March 31, 2009	2,034

NORTHROP GRUMMAN CORPORATION

13.	INCOME TAXES

The company’s effective tax rates on income from continuing operations were 34.1 percent and 35.7 percent for the three months ended March 31, 2009 and 2008, respectively. The company accounts for uncertain tax positions in accordance with the recognition standards established by Financial Accounting Standards Board Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently examining the company’s U.S. income tax returns for 2001-2006. In addition, open tax years related to state and foreign jurisdictions remain subject to examination, but are not material.

In 2008, the company reached a tentative partial settlement agreement with Internal Revenue Service (IRS) Appeals on substantially all of the remaining issues from the IRS’ examination of the company’s tax returns for the years ended 2001-2003. This agreement is subject to review by the Congressional Joint Committee on Taxation (Joint Committee). Although the final outcome is not determinable until the Joint Committee completes its review during 2009, it is reasonably possible that a reduction to unrecognized tax benefits of up to $59 million may occur.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2009, and the related condensed consolidated statements of operations and comprehensive income, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations and comprehensive (loss) income, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/	Deloitte & Touche LLP

Los Angeles, California
April 21, 2009

NORTHROP GRUMMAN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which provides a more thorough discussion of the company’s products and services, industry outlook, and business trends. See discussion of consolidated results starting on page I-22 and discussion of results by segment starting on page I-25.

Northrop Grumman provides technologically advanced, innovative products, services, and integrated solutions in information and technical services, aerospace, electronics, and shipbuilding to its global customers. As a prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and commercial technology programs in the U.S. and abroad. Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense (DoD). The company also conducts business with local, state, and foreign governments and has domestic and international commercial sales.

Business Outlook and Operational Trends – There have been no material changes to the company’s products and services, industry outlook, or business trends from those disclosed in the company’s 2008 Form 10-K. While the U.S. and global economies are still experiencing some level of economic uncertainty, the adverse equity market conditions that led to the declines in the company’s stock price have eased somewhat and the company’s market capitalization exceeded its book value by approximately 20% as of March 31, 2009.

Economic Opportunities, Challenges, and Risks – While the upward trend in overall defense spending may slow, the company does not expect the overall demand for defense products or services to change significantly in the foreseeable future. Given the current era of irregular warfare, the company expects an increase in investment in persistent awareness with intelligence, surveillance and reconnaissance (ISR) systems, cyber warfare, and expanding the information available for the warfighter to make timely decisions. Battlefield lessons from Iraq and Afghanistan should influence force structure and spending decisions as the DoD looks to enhance current readiness. Many allied countries are focusing their development and procurement efforts on advanced electronics and information systems capabilities to enhance their interoperability with U.S. forces. The size of future U.S. and international defense budgets is expected to remain responsive to the international security environment. The fiscal year 2010 budget informally submitted by the President of the United States requests $533.7 billion in discretionary authority for the DoD base budget, representing approximately a 4 percent increase over the projected enacted level for fiscal 2009. It is possible the new Administration’s informal budget will include reductions in certain programs in which the company participates or for which the company expects to compete, however the company believes that spending on recapitalization and modernization of homeland security and defense assets will continue to be a national priority, with particular emphasis on areas involving intelligence, persistent surveillance, directed energy systems, cyber security, energy-saving technologies and non-conventional warfare capabilities.

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules – The CAS Board published an Advance Notice of Proposed Rulemaking (ANPRM) on September 2, 2008 and plans on issuing a second ANPRM prior to the issuance of the Notice of Proposed rulemaking. The first ANPRM has provided a framework to partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) requirements. The proposed CAS rule includes provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement. After the PPA effective date for “eligible government contractors” (including Northrop Grumman), which were granted a delay in their PPA effective date, the proposed rule would partially mitigate the near-term mismatch between PPA-amended ERISA minimum contribution requirements which would not yet be recoverable under CAS. However, unless the final rule is revised, government contractors maintaining defined benefit pension plans in general would still experience a timing

NORTHROP GRUMMAN CORPORATION

mismatch between required contributions and the CAS recoverable pension costs. It is anticipated that contractors will be entitled to seek an equitable adjustment to prices of previously negotiated contracts subject to CAS for increased contract costs which result from mandatory changes required by the final rule. The CAS Board is required to issue its final rule no later than January 1, 2010.

Certain notable events or activities during the three months ended March 31, 2009, included the following:

Financial highlights

■	Sales increased 8 percent to $8.3 billion.

■	Total backlog at $76.9 billion.

■	Share repurchases totaled $165 million.

Notable events

■	LHD-8 completion of U.S. Navy acceptance sea trials.

■	Voluntary pension pre-funding contributions totaling $214 million.

■	Streamlining of the company’s organizational structure from seven to five operating segments.

■	Realignment of certain logistics, services, and technical support programs and assets from Information Systems and Electronic Systems to Technical Services.

■	Settlement in April 2009 of the Department of Justice microelectronics claim and the company’s claim against the U.S. Government for the termination of the TSSAM program. See Note 9 to the condensed consolidated financial statements in Part I, Item 1.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended
	March 31
$ in millions, except per share	2009	2008
Sales and service revenues	$8,320	$7,724
Cost of sales and service revenues	6,916	6,522
General and administrative expenses	749	738
Operating income	655	464
Interest expense	(73)	(77)
Other, net	8	22
Federal and foreign income taxes	201	146
Diluted earnings per share from continuing operations	1.17	0.76
Net cash (used in) provided by operating activities	(172)	194

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended
	March 31
$ in millions	2009	2008
Product sales	$4,570	$4,394
Service revenues	3,750	3,330

Sales and service revenues	$8,320	$7,724

Sales and service revenues for the three months ended March 31, 2009, increased $596 million, or 8 percent, as compared with the same period in 2008, reflecting higher sales in all operating segments. Sales and service revenues in the three months ended March 31, 2008, were impacted by a sales step back of $134 million on the LHD-8 program. See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues
Cost of sales and service revenues is comprised of the following:

	Three Months Ended
	March 31
$ in millions	2009	2008
Cost of Sales and Service Revenues
Cost of product sales	$3,635	$3,729
% of product sales	79.5%	84.9%
Cost of service revenues	3,281	2,793
% of service revenues	87.5%	83.9%
General and administrative expenses	749	738
% of total sales and service revenues	9.0%	9.6%

Cost of sales and service revenues	$7,665	$7,260

Cost of Product Sales and Service Revenues – Cost of product sales for the three months ended March 31, 2009 decreased $94 million, or 3 percent over the same period in 2008 and decreased 540 basis points as a percentage of products sales over the same period. During the first quarter of 2008, the company recorded a $326 million pre-tax charge at Shipbuilding for cost growth on the LHD-8 and other Shipbuilding programs. See Segment Operating Results section below for further information.

Cost of service revenues for the three months ended March 31, 2009 increased $488 million, or 17 percent over the same period in 2008 and increased 360 basis points as a percentage of service revenues over the same period principally due to an increase in net pension expense as a result of negative returns on plan assets in 2008.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations. General and administrative expenses as a percentage of total sales and service revenues decreased to 9.0 percent for the three months ended March 31, 2009 from 9.6 percent for the comparable 2008 period.

Operating Income
The company considers operating income to be an important measure for evaluating its operating performance and, as is typical in the industry, defines operating income as revenues less the related cost of producing the

NORTHROP GRUMMAN CORPORATION

revenues and general and administrative expenses. Operating income for the company is further evaluated for each of the business segments in which the company operates.

Management of the company internally manages its operations by reference to “segment operating income.” Segment operating income is defined as operating income before unallocated expenses and net pension adjustment, neither of which affect the segments, and the reversal of royalty income, which is classified as other income for financial reporting purposes. Segment operating income is one of the key metrics management uses to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating income to total operating income:

	Three Months Ended
	March 31
$ in millions	2009	2008
Segment operating income	$791	$458
Unallocated expenses	(53)	(32)
Net pension adjustment	(76)	59
Royalty income adjustment	(7)	(21)

Total operating income	$655	$464

Segment Operating Income – Segment operating income for the three months ended March 31, 2009, increased $333 million, or 73 percent, as compared to the same period in 2008. Segment operating income was 9.5 percent and 5.9 percent of sales and service revenues for the three months ended March 31, 2009, and 2008, respectively. The increase in operating income is primarily due to a $326 million pre-tax charge on the LHD-8 and other Shipbuilding programs recorded in the first quarter of 2008. See the Segment Operating Results section below and Note 6 to the condensed consolidated financial statements in Part I, Item 1 for further information.

Unallocated Expenses – Unallocated expenses include the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation (FAR), and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated expenses for the three months ended March 31, 2009, increased $21 million, or 66 percent, as compared to the same period in 2008. The increase is primarily the result of higher post-retirement benefit plan costs and litigation expenses.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with U.S. GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended March 31, 2009, and 2008, pension expense determined in accordance with U.S. GAAP was $210 million and $56 million, respectively, and pension expense determined in accordance with CAS amounted to $134 million and $115 million, respectively. The increases in GAAP and CAS pension expense are primarily the result of negative returns on plan assets in 2008.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. See Other, net below.

Interest Expense
Interest expense for the three months ended March 31, 2009, decreased $4 million, as compared with the same period in 2008. The decrease is primarily due to the conversion of the majority of the mandatorily redeemable convertible preferred stock in the first quarter of 2008, which reduced the related dividends paid during the 2008

NORTHROP GRUMMAN CORPORATION

period (recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive income). See Note 4 to the condensed consolidated financial statements in Part I, Item 1.

Other, net
Other, net for the three months ended March 31, 2009, decreased $14 million as compared with the same period in 2008. The first quarter of 2008 included $19 million in royalty income at Electronic Systems. Other, net includes interest income for all periods presented.

Federal and Foreign Income Taxes
The company’s effective tax rate on earnings from continuing operations for the three months ended March 31, 2009, was 34.1 percent compared with 35.7 percent for the same period in 2008.

Discontinued Operations
Discontinued operations for the three months ended March 31, 2008, represents the net operating results of the Electro-Optical Systems business formerly reported in the Electronic Systems segment. See Note 5 to the condensed consolidated financial statements in Part I, Item 1.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended March 31, 2009, were $1.17 per share, as compared with $.76 per share in the same period in 2008. Earnings per share are based on weighted average diluted shares outstanding of 332.1 million for the three months ended March 31, 2009, and 349.3 million for the same period in 2008. See Note 7 to the condensed consolidated financial statements in Part I, Item 1.

Net Cash (Used In) Provided by Operating Activities
For the three months ended March 31, 2009, net cash used in operating activities was $172 million compared to $194 million net cash provided by operating activities for the same period in 2008. The decrease of $366 million was primarily due to $214 million discretionary pension pre-funding and higher trade working capital requirements during the first three months of 2009.

SEGMENT OPERATING RESULTS

Basis of Presentation
In January 2009, the company streamlined its organizational structure by reducing the number of operating segments from seven to five. The five segments are Information Systems, which combines the former Information Technology and Mission Systems segments; Aerospace Systems, which combines the former Integrated Systems and Space Technology segments; Electronic Systems; Shipbuilding; and Technical Services. Intersegment sales and intersegment operating (loss) income between the former Integrated Systems and Space Technology segments, and between the former Information Technology and Mission Systems segments have been eliminated as part of the realignment. The creation of the Information Systems and Aerospace Systems segments is intended to strengthen alignment with customers, improve the company’s ability to execute on programs and win new business, and enhance cost competitiveness.

During the first quarter of 2009, the company realigned certain logistics, services, and technical support programs and assets from the Information Systems and Electronic Systems segments to the Technical Services segment. This realignment is intended to strengthen the company’s core capability in aircraft and electronics maintenance, repair and overhaul, life cycle optimization, and training and simulation services.

The sales and segment operating income in the following tables have been revised to reflect the above realignments for all periods presented.

During the first quarter of 2009, the company transferred certain optics and laser programs from Information Systems to Aerospace Systems. As the operating results of this business were not considered material, the prior year sales and operating income were not reclassified to reflect this business transfer.

NORTHROP GRUMMAN CORPORATION

	Three Months Ended
	March 31
$ in millions	2009	2008
Sales and Service Revenues
Information Systems	$2,491	$2,298
Aerospace Systems	2,456	2,361
Electronic Systems	1,788	1,545
Shipbuilding	1,375	1,264
Technical Services	632	558
Intersegment eliminations	(422)	(302)

Total sales and service revenues	$8,320	$7,724

Segment Operating Income
Information Systems	$223	$212
Aerospace Systems	258	252
Electronic Systems	229	209
Shipbuilding	84	(218)
Technical Services	37	29
Intersegment eliminations	(40)	(26)

Total segment operating income	$791	$458

Operating Performance Assessment and Reporting – The company manages and assesses the performance of its businesses based on its performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the company’s critical accounting policies and estimation process. Based on this approach and the nature of the company’s operations, the discussion of results of operations generally focuses around the company’s five segments versus distinguishing between products and services. Product sales are predominantly generated in the Aerospace Systems, Electronic Systems and Shipbuilding segments, while the majority of the company’s service revenues are generated by the Information Systems and Technical Services segments.

Sales and Service Revenues – Period-to-period sales reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Unless otherwise described, volume generally refers to increases (or decreases) in reported revenues incurred due to varying production activity levels, delivery rates, or service levels on individual contracts. Volume changes will typically carry a corresponding income change based on the margin rate for a particular contract.

Segment Operating Income – Segment operating income reflects the aggregate performance results of contracts within a business area or segment. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of corporate expenses such as management and administration, legal, environmental, certain compensation and other retiree benefits, and other expenses not considered allowable or allocable under applicable CAS regulations and the FAR, and therefore not allocated to the segments. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded.

Operating income may also be affected by, among other things, the effects of workforce stoppages, the effects of natural disasters (such as hurricanes and earthquakes), the resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized (such as warranty reserves) could also impact

NORTHROP GRUMMAN CORPORATION

contract earnings. Where such items have occurred, and the effects are material, a separate description is provided.

Contract Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page I-34.

INFORMATION SYSTEMS

Business Description
Information Systems is a leading global provider of advanced solutions for the DoD, national intelligence, federal, civilian, state and local agencies, and commercial customers. Products and services are focused on the fields of command, control, communications, computers and intelligence (C4I), missile and air defense, airborne reconnaissance, intelligence management and processing, decision support systems, information technology (IT) systems engineering and systems integration. The segment consists of six areas of business: Command, Control and Communications (C3); Intelligence, Surveillance, and Reconnaissance (ISR); Intelligence; Civilian Agencies; Commercial, State & Local (CS&L); and Defense.

	Three Months Ended
	March 31
$ in millions	2009	2008
Sales and Service Revenues	$2,491	$2,298
Segment Operating Income	223	212
As a percentage of segment sales	9.0%	9.2%

Sales and Service Revenues
Information Systems revenue for the three months ended March 31, 2009, increased $193 million, or 8 percent, as compared with the same period in 2008. The increase is primarily due to $72 million in higher sales at C3, $62 million in higher sales at Intelligence, and $48 million in higher sales at ISR, partially offset by $39 million in lower sales at CS&L. The increase at C3 is due to ramp-up on the Trailer Mounted Support System program, higher orders on the Integrated Base Defense Security System program, and ramp-up on the Airborne and Maritime/Fixed Stations Joint Tactical Radio Systems program. The increases at ISR and Intelligence are due to new and increased activity on existing restricted programs as well as the acquisition of 3001 International, Inc. in the fourth quarter of 2008. The decrease at CS&L is due to decreased activity on the New York City Wireless (NYCWiN) program.

Segment Operating Income
Operating income at Information Systems for the three months ended March 31, 2009, increased $11 million, or 5 percent, as compared with the same period in 2008. The increase is primarily due to $17 million from the higher sales volume discussed above, partially offset by lower performance results at C3 and CS&L. The decrease in operating income as a percentage of sales reflects lower performance on CS&L programs.

AEROSPACE SYSTEMS

Business Description
Aerospace Systems is a premier developer, integrator, producer and supporter of manned and unmanned aircraft, spacecraft, high- energy laser systems, microelectronics and other systems and subsystems critical to maintaining the nation’s security and leadership in science and technology. These systems are used, primarily by government customers, in many different mission areas including intelligence, surveillance and reconnaissance; communications; battle management; strike operations; electronic warfare; missile defense; earth observation; space science; and space exploration. The segment consists of four areas of business: Strike and Surveillance

NORTHROP GRUMMAN CORPORATION

Systems (S&SS), Space Systems (SS), Battle Management and Engagement Systems (BM&ES), and Advanced Programs and Technology (AP&T).

	Three Months Ended
	March 31
$ in millions	2009	2008
Sales and Service Revenues	$2,456	$2,361
Segment Operating Income	258	252
As a percentage of segment sales	10.5%	10.7%

Sales and Service Revenues
Aerospace Systems revenue for the three months ended March 31, 2009, increased $95 million, or 4 percent, as compared with the same period in 2008. The increase is primarily due to $70 million in higher sales at S&SS, and $46 million in higher sales volume at SS, partially offset by $13 million in lower sales at AP&T. The increase at S&SS is primarily due to higher sales volume associated with the F-35, Global Hawk High-Altitude Long-Endurance (HALE) Systems, F/A-18 and B-2 programs, partially offset by decreased activity on the Intercontinental Ballistic Missile (ICBM) program. The increase at SS is primarily due to the ramp-up of certain restricted programs awarded in 2008. The decrease at AP&T is due to the termination of the Air Mobility Tanker program in the fourth quarter of 2008 and lower sales volume on the Airborne Laser (ABL) as the program transitions from the hardware integration phase to test phase, partially offset by higher sales volume associated with the Unmanned Combat Air System Carrier Demonstration (UCAS-D) program. Higher sales volume on the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System and Joint Surveillance Target Attack Radar System (Joint STARS) at BM&ES were offset by lower sales volume on the E-2D Advanced Hawkeye and EA-18G programs.

Segment Operating Income
Operating income at Aerospace Systems for the three months ended March 31, 2009, increased $6 million, or 2 percent, as compared with the same period in 2008, due principally to the higher sales volume discussed above. The decrease in operating income as a percentage of sales reflects the impact of higher positive program adjustments in the first quarter of 2008.

ELECTRONIC SYSTEMS

Business Description
Electronic Systems is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronic Systems provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air traffic control, air and missile defense, communications, mail processing, biochemical detection, ship bridge control, and shipboard components. The segment is composed of seven areas of business: Aerospace Systems; Defensive Systems; Government Systems; Land Forces; Naval & Marine Systems; Navigation Systems; and Space & Intelligence, Surveillance & Reconnaissance (Space & ISR) Systems.

	Three Months Ended
	March 31
$ in millions	2009	2008
Sales and Service Revenues	$1,788	$1,545
Segment Operating Income	229	209
As a percentage of segment sales	12.8%	13.5%

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues
Electronic Systems revenue for the three months ended March 31, 2009, increased $243 million, or 16 percent, as compared with the same period in 2008. The increase is primarily due to $66 million higher sales in Defensive Systems, $45 million in Space & ISR Systems, $34 million in higher sales in Government Systems, $30 million in higher sales in Aerospace Systems, and $26 million in higher sales in Naval & Marine Systems. The increase in Defensive Systems is due to higher deliveries associated with the Large Aircraft Infrared Countermeasures (LAIRCM) Indefinite Delivery Indefinite Quantity (IDIQ) program. The increase in Space & ISR Systems is due to higher volume on the Space Based Infrared System (SBIRS) program. The increase in Government Systems is due to higher volume on postal automation programs. The increase in Aerospace Systems is due to higher volume on the ship-board Cobra Judy replacement radar, MESA Korea, and intercompany programs. The increase in Naval & Marine Systems is due to higher volume on power and propulsion systems for the Virginia-class submarine program and increased volume on certain restricted programs.

Segment Operating Income
Operating income at Electronic Systems for the three months ended March 31, 2009, increased $20 million, or 10 percent, as compared with the same period in 2008. The increase in operating income includes a $15 million net change in royalty income related to patent infringement settlements. Excluding the 2008 settlements, operating income for the three months ended March 31, 2009 increased $35 million due primarily to the higher sales volume discussed above.

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

	Three Months Ended
	March 31
$ in millions	2009	2008
Sales and Service Revenues	$1,375	$1,264
Segment Operating Income	84	(218)
As a percentage of segment sales	6.1%	–17.2%

Sales and Service Revenues
Shipbuilding revenue for the three months ended March 31, 2009, increased $111 million, or 9 percent, as compared with the same period in 2008. The increase is primarily due to $128 million in higher sales at Expeditionary Warfare, $28 million in higher sales at Submarines, and $25 million in higher sales at Aircraft Carriers, partially offset by $81 million in lower sales at Surface Combatants. The increase in Expeditionary Warfare is primarily due to the first quarter 2008 sales step back of $134 million on the LHD-8 program during the same period in 2008. The increase in Submarines is due to higher sales volume on the construction of the second and third block of the Virginia-class submarines. The increase in Aircraft Carriers is primarily due to higher sales volume on the Gerald R. Ford construction, USS Enterprise Extended Dry-docking Selected Restricted Availability (EDSRA), and USS Roosevelt Refueling and Complex Overhaul, partially offset by lower volume on the Bush construction and USS Carl Vinson refueling. The decrease in Surface Combatants is primarily due to lower sales volume on the DDG 51 program.

NORTHROP GRUMMAN CORPORATION

Segment Operating Income
Operating income at Shipbuilding for the three months ended March 31, 2009, increased $302 million as compared with the same period in 2008. The increase is primarily due to the first quarter 2008 pre-tax charge of $326 million on LHD-8 and other programs. During the first quarter of 2009, the company recognized a $48 million favorable adjustment on the LHD-8 program due to risk retirement for earlier than expected completion of U.S. Navy acceptance sea trials and increased escalation recovery. These increases were more than offset by lower performance of $38 million each on the DDG 51 program and LPD 22 due to cost growth.

TECHNICAL SERVICES

Business Description
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, while also providing a wide array of technical services, including training and simulation. The segment consists of three areas of business: Systems Support (SSG); Training & Simulation (TSG); and Life Cycle Optimization & Engineering (LCOE).

	Three Months Ended
	March 31
$ in millions	2009	2008
Sales and Service Revenues	$632	$558
Segment Operating Income	37	29
As a percentage of segment sales	5.9%	5.2%

Sales and Service Revenues
Technical Services revenue for the three months ended March 31, 2009, increased $74 million, or 13 percent, as compared with the same period in 2008. The increase is primarily due to $55 million in higher sales at Life Cycle Optimization & Engineering and $39 million in higher sales at Training & Simulation, partially offset by $14 million lower sales at Systems Support. The increase at LCOE is due to additional volume on the Hunter CLS and CNTPO programs. The increase at TSG is driven by higher demand for various training and simulation programs including the African Contingency Operations Training Assistance, Joint Warfighting Center support, and Global Linguists Solutions programs. The decrease at SSG is primarily due to the completion of the Joint Base Operations Support (JBOSC) program in the fourth quarter of 2008.

Segment Operating Income
Operating income at Technical Services for the three months ended March 31, 2009, increased $8 million, or 28 percent, as compared with the same period in 2008. The increase is due to $4 million from the higher sales volume discussed above and $4 million in improved performance on programs.

BACKLOG

Definition
Total backlog at March 31, 2009, was approximately $77 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

NORTHROP GRUMMAN CORPORATION

Backlog consisted of the following at March 31, 2009, and December 31, 2008:

	March 31, 2009			December 31, 2008
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Information Systems	$5,188	$4,549	$9,737	$5,310	$4,672	$9,982
Aerospace Systems	8,967	21,315	30,282	7,648	22,883	30,531
Electronic Systems	8,355	2,355	10,710	8,391	2,124	10,515
Shipbuilding	13,415	8,411	21,826	14,205	8,148	22,353
Technical Services	1,728	2,595	4,323	1,840	2,831	4,671

Total backlog	$37,653	$39,225	$76,878	$37,394	$40,658	$78,052

New Awards
The estimated value of contract awards included in backlog during the three months ended March 31, 2009, was approximately $7.1 billion. Significant new awards during this period include $637 million for Virginia-class MPU & SSTG programs, $374 million for construction preparation of the Gerald R. Ford class aircraft carrier, $325 million for the B-2 program, $255 million for LAIRCM IDIQ, and various restricted awards.

In the three months ended March 31, 2008, the company was awarded a $1.5 billion contract by the U.S. Air Force to replace its aerial refueling tanker fleet. However, the losing bidder for the contract successfully protested the award decision by the U.S. Air Force, and in the fourth quarter of 2008, the company reduced total backlog by $1.5 billion to reflect the termination of the U.S. Air Force refueling tanker program, pending a recompete by the DoD.

LIQUIDITY AND CAPITAL RESOURCES

The company endeavors to ensure the most efficient conversion of operating results into cash for deployment in growing its businesses and maximizing shareholder value. The company actively manages its capital resources through working capital improvements, capital expenditures, strategic business acquisitions, investment in independent research and development, debt repayments, voluntary pension contributions, and returning cash to its shareholders through dividend payments and repurchases of common stock.

Company management uses various financial measures to assist in capital deployment decision making including net cash provided by operations and free cash flow. Management believes these measures are useful to investors in assessing the company’s financial performance.

The table below summarizes key components of cash flow (used in) provided by operating activities.

	Three Months Ended
	March 31
$ in millions	2009	2008
Net earnings	$389	$264
Non-cash income and expense[1]	184	214
Retiree benefit funding (in excess of) less than expense	(5)	31
Trade working capital increase	(916)	(450)
Change in income tax balances	176	138
Cash used in discontinued operations		(3)

Net cash (used in) provided by operating activities	$(172)	$194

(1)	Includes depreciation and amortization and stock-based compensation expense.

NORTHROP GRUMMAN CORPORATION

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

The table below reconciles net cash (used in) provided by operating activities to free cash flow:

	Three Months Ended
	March 31
$ in millions	2009	2008
Net cash (used in) provided by operating activities	$(172)	$194
Less:
Capital expenditures	(162)	(143)
Outsourcing contract & related software costs	(18)	(35)

Free cash flow	$(352)	$16

Cash Flows
The following is a discussion of the company’s major operating, investing and financing activities for the three months ended March 31, 2009 and 2008, respectively, as classified on the condensed consolidated statements of cash flows located in Part I, Item 1.

Operating Activities – Cash flows from operating activities for the three months ended March 31, 2009, decreased $366 million as compared to the same period in 2008 and reflect a $214 million discretionary pension pre-funding and additional trade working capital requirements in the 2009 period.

For 2009, cash generated from operations supplemented by borrowings under credit facilities, if necessary, is expected to be sufficient to service debt and contract obligations, finance capital expenditures, fund required and voluntary benefits contributions, continue acquisition of shares under the share repurchase program, and continue paying dividends to the company’s shareholders. Additionally, were longer-term funding to be desired, the company believes it could, under current market conditions, access the capital markets for debt financing.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2009, was $176 million compared to $148 million in the same period of 2008. The increase is primarily due to the release in 2008 of $26 million in restricted cash related to the Gulf Opportunity Zone Industrial Development Revenue Bonds (see Note 10 to the condensed consolidated financial statements in Part I, Item 1).

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2009, was $274 million compared to $580 million in the same period of 2008. The decrease is primarily due to $450 million in lower share repurchases, partially offset by $61 in million lower proceeds from stock option exercises, $44 million less in excess tax benefits from stock-based compensation and $34 million in lower net borrowings under lines of credit. See Note 7 to the condensed consolidated financial statements in Part I, Item 1 for a discussion concerning the company’s common stock repurchases.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to new accounting standards.

NORTHROP GRUMMAN CORPORATION

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “guidance,” “anticipate,” “outlook,” “preliminary,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s 2008 Form 10-K as amended or supplemented by the information, if any, in Part II, Item 1A below, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

■	impact of domestic and global economic uncertainties on financial markets, access to capital, value of goodwill or other assets;

■	changes in government funding, including with respect to the 2010 budget of the U.S. Government;

■	future revenues;

■	expected program performance and cash flows;

■	compliance with technical, operational, and quality requirements;

■	returns or losses on pension plan assets and variability of pension actuarial and related assumptions and regulatory requirements;

■	the outcome of litigation, claims, appeals, bid protests, and investigations;

■	hurricane-related insurance recoveries;

■	environmental remediation;

■	acquisitions and divestitures of businesses;

■	performance issues with, and financial viability of, joint ventures, and other business arrangements;

■	performance issues with, and financial viability of, key suppliers and subcontractors;

■	product performance and the successful execution of internal plans;

■	successful negotiation of contracts with labor unions;

■	the availability and retention of skilled labor;

■	allowability and allocability of costs under U.S. Government contracts;

■	effective tax rates and timing and amounts of tax payments;

■	the results of any audit or appeal process with the Internal Revenue Service; and

■	anticipated costs of capital investments.

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

NORTHROP GRUMMAN CORPORATION

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to the company’s contractual obligations from those discussed in the company’s 2008 Form 10-K.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

African Contingency Operations Training Assistance (ACOTA)	Provide peacekeeping training to militaries in African nations via the Department of State. The program is designed to improve the ability of African governments to respond quickly to crises by providing selected militaries with the training and equipment required to execute humanitarian or peace support operations.

Air Mobility Tanker	Program to replace the U.S. Air Force aerial refueling tanker fleet.

Airborne and Maritime/Fixed Stations Joint Tactical Radio Systems (AMF JTRS)	AMF JTRS will develop a communications capability that includes two software-defined, multifunction radio form factors for use by the U.S. Department of Defense and potential use by the U.S. Department of Homeland Security. Northrop Grumman has the responsibility for leading the Joint Tactical Radio (JTR) integrated product team and co-development of the JTR small airborne (JTR-SA) hardware and software. The company will also provide common JTR software for two JTR form factors, wideband power amplifiers, and the use of Northrop Grumman’s Advanced Communications Test Center in San Diego as the integration and test site for the JTR-SA radio, waveforms and ancillaries.

Airborne Laser (ABL)	Design and develop the system’s Chemical Oxygen Iodine Laser (COIL) and the Beacon Illuminator Laser (BILL) for Missile Defense Agency’s Airborne Laser, providing a capability to destroy boost-phase missiles at very long range.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Cobra Judy	The Cobra Judy Replacement program will replace the current U.S. Naval Ship (USNS) Observation Island and its aged AN/SPQ-11 Cobra Judy ballistic missile tracking radar. Northrop Grumman will provide the S-bank phased-array radar for use in technical data collection against ballistic missiles in flight.

Counter Narco Terrorism Programs and Operations (CNTPO)	Counter Narco Terrorism Programs and Operations provide support to the U.S. Government, coalition partners, and host nations in Technology Development and Application Support; Training; Operations and Logistics Support; and Professional and Executive Support. The program provides equipment and services to research, develop, upgrade, install, fabricate, test, deploy, operate, train, maintain, and support new and existing federal Government platforms, systems, subsystems, items, and host-nation support initiatives.

NORTHROP GRUMMAN CORPORATION

Deepwater Modernization Program	Multi-year program to modernize and replace the Coast Guard’s aging ships and aircraft, and improve command and control and logistics systems. The company has design and production responsibility for surface ships.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

E-2D Advanced Hawkeye	The E-2D builds upon the Hawkeye 2000 configuration with significant radar improvement performance. The E-2D provides over the horizon airborne early warning (AEW), surveillance, tracking, and command and control capability to the U.S. Naval Battle Groups and Joint Forces.

F-35 Development (Joint Strike Fighter)	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

EA-18G	The EA-18G is the replacement platform for the EA6B Prowler, which is currently the armed services’ only offensive tactical radar jamming aircraft. The Increased Capability (ICAP) III mission system capability, developed for the EA-6B Prowler, will be in incorporated into an F/A-18 platform (designated the EA-18G).

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

George H. W. Bush (CVN 77)	The 10th and final Nimitz-class aircraft carrier that will incorporate many new design features, commissioned in early 2009.

Gerald R. Ford-class Aircraft Carrier	Design and construction for the new class of Aircraft Carriers.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Provide the Global Hawk HALE unmanned aerial system for use in the global war on terror and has a central role in Intelligence, Reconnaissance, and Surveillance supporting operations in Afghanistan and Iraq.

Global Linguists Solutions (GLS)	Provide interpretation, translation and linguist services in support of Operation Iraqi Freedom.

Hunter CLS	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

Integrated Base Defense Security System (IBDSS)	Integrated Based Defense Security System contract is an IDIQ acquisition vehicle to provide the USAF and other DoD customers with integrated base defense security solutions, utilizing comprehensive and integrated technology to satisfy a wide array of security concerns both CONUS and OCONUS.

Joint Base Operations Support (JBOSC)	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

Joint Surveillance Target Attack Radar System (Joint STARS)	Joint STARS detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and Army command posts.

Joint Warfighting Center Support (JWFC)	Provide non-personal general and technical support to the USJFCOM Joint Force Trainer / Joint Warfighting Center to ensure the successful worldwide execution of the Joint Training and Transformation missions.

NORTHROP GRUMMAN CORPORATION

Large Aircraft Infrared Counter-measures Indefinite Delivery and Indefinite Quantity (LAIRCM IDIQ)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHD	The multipurpose amphibious assault ship LHD is the centerpiece of an Expeditionary Strike Group (ESG). In wartime, these ships deploy very large numbers of troops and equipment to assault enemy-held beaches. Like LPD, only larger, in times of peace, these ships have ample space for non-combatant evacuations and other humanitarian missions. The program of record is 8 ships of which Makin Island (LHD-8) is the last.

LPD	The LPD 17 San Antonio Class is the newest addition to the U.S. Navy’s 21st Century amphibious assault force. The 684-foot-long, 105-foot-wide ships have a crew of 360 and are used to transport and land 700 to 800 Marines, their equipment, and supplies by embarked air cushion or conventional landing craft and assault vehicles, augmented by helicopters or other rotary wing aircraft. The ships will support amphibious assault, special operations, or expeditionary warfare & humanitarian missions.

MESA Korea	Consists of a 4 lot Multirole Electronically Scanned Array (MESA) radar/Identification Friend or Foe subsystem delivery with limited non-recurring engineering. The program also includes associated spares, support equipment and installation & check out activities, with direct and indirect offset projects. Northrop Grumman’s customer is the Boeing Company, with ultimate product delivery to the Republic of Korea Air Force.

New York City Wireless (NYCWiN)	Provide New York City’s broadband public-safety wireless network.

Space Based Infrared System (SBIRS)	Space-based surveillance systems for missile warning, missile defense, battlespace characterization and technical intelligence. SBIRS will meet United Stated infrared space surveillance needs through the next 2-3 decades.

Trailer Mounted Support System (TMSS)	Trailer Mounted Support System is a key part of the Army’s Standardized Integrated Command Post System Program providing workspace, power distribution, lighting, environmental conditioning (heating and cooling) tables and a common grounding system for commanders and staff at all echelons.

Unmanned Combat Air System Carrier Demonstration (UCAS-D)	A development/demonstration contract that will design, build and test two demonstration vehicles that will conduct a carrier demonstration. The technology demonstrations are to show carrier control area operations, catapult launch, and an arrested landing of a low observable unmanned aerial vehicle.

USS Carl Vinson	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Carl Vinson (CVN 70).

USS Enterprise Extended Dry-docking Selected Restricted Availability (EDSRA)	Provide routine dry dock work, tank blasting and coating, hull preservation, propulsion and ship system repairs and limited enhancements to various hull, mechanical and electrical systems for the USS Enterprise.

USS Roosevelt	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Theodore Roosevelt (CVN 71).

Virginia-class Submarines	Construct the newest attack submarine in conjunction with Electric Boat.

Virginia-class MPU & SSTG	Provide main propulsion units and ship service turbine generators for Virginia-class submarines. The contract with General Dynamics Electric Boat is for the production of MPUs and SSTGs, and covers manufacturing, factory acceptance testing, shipment and support.

NORTHROP GRUMMAN CORPORATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term borrowings under the credit agreement, short-term investments, and long-term notes receivable. At March 31, 2009, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. The company has a modest exposure to interest rate risk resulting from four interest rate swap agreements. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2 billion credit agreement, which had no balance outstanding at March 31, 2009 or December 31, 2008, and the aforementioned interest rate swap agreements. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At March 31, 2009 and December 31, 2008, four interest rate swap agreements were in effect. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At March 31, 2009 and December 31, 2008, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure related to foreign currency exchange to be material to the condensed consolidated financial statements.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of March 31, 2009, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
During the three months ended March 31, 2009, no change occurred in the company’s internal controls over financial reporting that materially affected, or is likely to materially affect, the company’s internal controls over financial reporting.

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

On April 2, 2009, the company reached an agreement with the U.S. Government to settle two previously disclosed legal matters. The first matter involved potentially substantial claims by the U.S. Department of Justice and a restricted U.S. Government customer relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a part of the company. In the third quarter of 2006, the company proposed to settle the claims and any associated matters and recognized a pre-tax charge of $112.5 million to cover the cost of the settlement proposal and associated investigative costs. While the company believes that it acted properly under its contracts and had substantive defenses to the claims, it also believes that the settlement agreement is in the best interests of all parties as it releases the company from the government’s claims, avoids litigation and preserves a valued customer relationship. Under the terms of the settlement agreement, the U.S. Department of Justice valued its claims regarding the microelectronics matter at $325 million. The second matter covered by the settlement agreement involved a lawsuit filed by the company in 1996 against the U.S. Government in the U.S. Court of Federal Claims relating to the Tri-Service Standoff Attack Missile (TSSAM) program. As previously disclosed, the company received a termination for convenience notice on the program and sought recovery for uncompensated performance costs, investments and a reasonable profit on the program. Under the terms of the settlement agreement, the U.S. Department of Justice valued the company’s TSSAM claims at $325 million. The settlement amounts for the two matters are equal and thereby offset each other. The financial impact of the settlement agreement, including its related cost, on the previously recorded accrual for the microelectronics claim and any adjustments for other legal matters will result in a net gain for the second quarter of 2009. The settlement agreement will not have a significant impact on the company’s cash from operations.

As previously disclosed, in the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper, and in late December 2007, the Coast Guard advised Integrated Coast Guard Systems (the contractors’ joint venture for performing the Deepwater Program, the “Joint Venture”) that the Coast Guard was seeking $96.1 million from the Joint Venture as a result of the revocation of acceptance of the eight vessels delivered under the 123-foot conversion program. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In May 2008, the Coast Guard advised the Joint Venture that the Coast Guard would support an investigation by the U.S. Department of Justice of the Joint Venture and its subcontractors instead of pursuing its $96.1 million claim independently. The Department of Justice had previously issued subpoenas related to the Deepwater Program, pursuant to which the company has provided responsive documents. On February 6, 2009, the U.S. Department of Justice notified the U.S. District Court for the Northern District of Texas that the U.S. Government “is not intervening at this time” in what was then a sealed False Claims Act complaint. On February 12, the Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against Integrated Coast Guard Systems, Lockheed Martin Corporation and the company, relating to the 123-foot conversion effort. Based upon the information available to the company to

NORTHROP GRUMMAN CORPORATION

date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

As previously disclosed, in August 2008, the company disclosed to the Antitrust Division of the U.S. Department of Justice possible violations of federal antitrust laws in connection with the bidding process for certain maintenance contracts at a military installation in California. In February 2009, the company and the Department of Justice signed an agreement admitting the company into the Corporate Leniency Program. As a result of the company’s acceptance into the Program, the company will be exempt from federal criminal prosecution and criminal fines relating to the matters the company reported to the Department of Justice if the company complies with certain conditions, including its continued cooperation with the government’s investigation and its agreement to make restitution if the government was harmed by the violations.

Based upon the available information regarding matters that are subject to U.S. Government investigations, the company believes, that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Other Matters
As previously disclosed, the company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 10 to the condensed consolidated financial statements in Part I, Item 1). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the district court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the district court’s order. On August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Court of Appeals remanded the case to the district court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. The company filed a Petition for Rehearing En Banc, or in the Alternative, For Panel Rehearing with the Court of Appeals on August 27, 2008. On April 2, 2009, the Court of Appeals denied the company’s Petition for Rehearing and remanded the case to the district court. Based on the current status of the assessment and claim process, no assurances can be made as to the ultimate outcome of this matter.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in the company’s 2008 Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended March 31, 2009.

			Total Numbers	Approximate
			of Shares Purchased	Dollar Value of Shares
			as Part of	that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under
Period	Shares Purchased(1)	Paid per Share	Plans or Programs	the Plans or Programs
January 1 through January 31, 2009				$945 million
February 1 through February 28, 2009	1,175,600	$43.24	1,175,600	894 million
March 1 through March 31, 2009	3,037,255	37.44	3,037,255	780 million

Total	4,212,855	$39.06	4,212,855	$780 million (1)

(1)	On December 19, 2007, the company’s board of directors authorized a share repurchase program of up to $2.5 billion of its outstanding common stock. As of March 31, 2009, the company has $780 million remaining on this authorization for share repurchases.

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

Item 5.  Other Information

No information is required in response to this item.

Item 6.  Exhibits

3.1		Bylaws of Northrop Grumman Corporation, as amended September 17, 2008 (incorporated by reference to Exhibit 3.2 to Form 8-K dated September 17, 2008 and filed September 23, 2008), and October 20, 2008 (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 20, 2008 and filed October 23, 2008)
10.1		Compensatory Arrangements of Certain Officers (Named Executive Officers) for 2009 (incorporated by reference to Form 8-K dated February 17, 2009 and filed February 23, 2009)
10.2		Northrop Grumman 2001 Long-Term Incentive Plan (As amended September 17, 2003) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003), as amended by First Amendment to the Northrop Grumman 2001 Long-Term Incentive Stock Plan dated December 19, 2008 (incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended December 31, 2007, filed February 20, 2008)
		*(i)	Form of Agreement for 2009 Stock Options
		*(ii)	Form of Agreement for 2009 Restricted Performance Stock Rights
*10	.3	Executive Accidental Death, Dismemberment and Plegia Insurance Policy Terms applicable to Executive Officers dated January 1, 2009

NORTHROP GRUMMAN CORPORATION

*10	.4	Northrop Grumman Executive Health Plan Matrix effective July 1, 2008
*10	.5	Consultant Contract dated December 22, 2008 between Northrop Grumman Corporation and W. Burks Terry
*10	.6	The 2002 Incentive Compensation Plan of Northrop Grumman Corporation, As amended and restated effective January 1, 2009
*10	.7	Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non- Section 162(m) Officers), As amended and restated effective January 1, 2009
**12	(a)	Computation of Ratio of Earnings to Fixed Charges
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*		Filed with this Report
**		Furnished with this Report

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
Date: April 22, 2009