Form 10-Q
period 2009-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2009-07-23
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of July 21, 2009, 318,107,881 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions, except per share amounts	2009	2008	2009	2008
Sales and Service Revenues
Product sales	$5,420	$4,849	$9,990	$9,243
Service revenues	3,537	3,779	7,287	7,109

Total sales and service revenues	8,957	8,628	17,277	16,352

Cost of Sales and Service Revenues
Cost of product sales	4,345	3,793	7,980	7,522
Cost of service revenues	3,185	3,232	6,466	6,025
General and administrative expenses	774	797	1,523	1,535

Operating income	653	806	1,308	1,270
Other (expense) income
Interest expense	(70)	(72)	(143)	(149)
Other, net	13	5	21	27

Earnings from continuing operations before income taxes	596	739	1,186	1,148
Federal and foreign income taxes	202	256	403	402

Earnings from continuing operations	394	483	783	746
Earnings from discontinued operations, net of tax		12		13

Net earnings	$394	$495	$783	$759

Basic Earnings Per Share
Continuing operations	$1.22	$1.42	$2.41	$2.20
Discontinued operations		.04		.04

Basic earnings per share	$1.22	$1.46	$2.41	$2.24

Weighted-average common shares outstanding, in millions	322.0	339.0	324.4	338.7

Diluted Earnings Per Share
Continuing operations	$1.21	$1.40	$2.38	$2.15
Discontinued operations		.04		.04

Diluted earnings per share	$1.21	$1.44	$2.38	$2.19

Weighted-average diluted shares outstanding, in millions	325.8	344.1	328.9	346.7

Net earnings (from above)	$394	$495	$783	$759
Other comprehensive income
Change in cumulative translation adjustment	38	5	24	8
Change in unrealized gain (loss) on marketable securities and cash flow hedges, net of tax	28	(1)	35	(3)
Change in unamortized benefit plan costs, net of tax	53	4	106	8

Other comprehensive income, net of tax	119	8	165	13

Comprehensive income	$513	$503	$948	$772

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	June 30,	December 31,
$ in millions	2009	2008
Assets
Cash and cash equivalents	$1,056	$1,504
Accounts receivable, net of progress payments	4,251	3,904
Inventoried costs, net of progress payments	1,099	1,003
Deferred tax assets	487	549
Prepaid expenses and other current assets	363	229

Total current assets	7,256	7,189
Property, plant, and equipment, net of accumulated depreciation of $4,053 in 2009 and $3,803 in 2008	4,778	4,810
Goodwill	14,536	14,518
Other purchased intangibles, net of accumulated amortization of $1,847 in 2009 and $1,795 in 2008	925	947
Pension and post-retirement plan assets	292	290
Long-term deferred tax assets	1,414	1,510
Miscellaneous other assets	947	933

Total assets	$30,148	$30,197

Liabilities
Notes payable to banks	$27	$24
Current portion of long-term debt	493	477
Trade accounts payable	1,774	1,943
Accrued employees’ compensation	1,325	1,284
Advance payments and billings in excess of costs incurred	2,050	2,036
Other current liabilities	1,574	1,660

Total current liabilities	7,243	7,424
Long-term debt, net of current portion	3,348	3,443
Pension and post-retirement plan liabilities	5,816	5,823
Other long-term liabilities	1,552	1,587

Total liabilities	17,959	18,277

Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and
outstanding: 2009 – 319,156,206; 2008 – 327,012,663	319	327
Paid-in capital	9,243	9,645
Retained earnings	6,104	5,590
Accumulated other comprehensive loss	(3,477)	(3,642)

Total shareholders’ equity	12,189	11,920

Total liabilities and shareholders’ equity	$30,148	$30,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
$ in millions	2009	2008
Operating Activities
Sources of Cash – Continuing Operations
Cash received from customers
Progress payments	$3,560	$3,319
Collections on billings	13,298	12,983
Other cash receipts	20	37

Total sources of cash – continuing operations	16,878	16,339

Uses of Cash – Continuing Operations
Cash paid to suppliers and employees	(15,554)	(14,855)
Interest paid, net of interest received	(141)	(153)
Income taxes paid, net of refunds received	(467)	(482)
Excess tax benefits from stock-based compensation		(45)
Other cash payments	(58)	(7)

Total uses of cash – continuing operations	(16,220)	(15,542)

Cash provided by continuing operations	658	797
Cash provided by discontinued operations		4

Net cash provided by operating activities	658	801

Investing Activities
Proceeds from sale of business, net of cash divested		175
Payments for businesses purchased	(33)
Additions to property, plant, and equipment	(297)	(277)
Payments for outsourcing contract costs and related software costs	(37)	(77)
Decrease in restricted cash	3	37
Other investing activities, net	2	10

Net cash used in investing activities	(362)	(132)

Financing Activities
Net borrowings (payments) under lines of credit	3	(3)
Principal payments of long-term debt	(72)	(109)
Proceeds from exercises of stock options and issuances of common stock	17	82
Dividends paid	(269)	(261)
Excess tax benefits from stock-based compensation		45
Common stock repurchases	(423)	(805)

Net cash used in financing activities	(744)	(1,051)

Decrease in cash and cash equivalents	(448)	(382)
Cash and cash equivalents, beginning of period	1,504	963

Cash and cash equivalents, end of period	$1,056	$581

NORTHROP GRUMMAN CORPORATION

	Six Months Ended
	June 30
$ in millions	2009	2008
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$783	$759
Adjustments to reconcile to net cash provided by operating activities
Depreciation	280	276
Amortization of assets	75	109
Stock-based compensation	55	83
Excess tax benefits from stock-based compensation		(45)
Pre-tax gain on sale of business		(58)
Decrease (increase) in
Accounts receivable	(3,340)	(3,691)
Inventoried costs	(354)	(304)
Prepaid expenses and other current assets	(75)	(40)
Increase (decrease) in
Progress payments	3,252	3,370
Accounts payable and accruals	(241)	215
Deferred income taxes	61	121
Income taxes payable	(48)	(84)
Retiree benefits	171	46
Other non-cash transactions, net	39	40

Cash provided by continuing operations	658	797
Cash provided by discontinued operations		4

Net cash provided by operating activities	$658	$801

Non-Cash Investing and Financing Activities
Sale of business
Liabilities assumed by purchaser		$(18)

Mandatorily redeemable convertible preferred stock converted into common stock		$350

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended
	June 30
$ in millions, except per share	2009	2008
Common Stock
At beginning of period	$327	$338
Common stock repurchased	(10)	(10)
Conversion of preferred stock		6
Employee stock awards and options	2	3

At end of period	319	337

Paid-in Capital
At beginning of period	9,645	10,661
Common stock repurchased	(427)	(795)
Conversion of preferred stock		344
Employee stock awards and options	25	125

At end of period	9,243	10,335

Retained Earnings
At beginning of period	5,590	7,387
Net earnings	783	759
Adoption of new accounting standards		(3)
Dividends declared	(269)	(266)

At end of period	6,104	7,877

Accumulated Other Comprehensive Loss
At beginning of period	(3,642)	(699)
Other comprehensive income, net of tax	165	13

At end of period	(3,477)	(686)

Total shareholders’ equity	$12,189	$17,863

Cash dividends declared per share	$.83	$.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments of normal recurring nature considered necessary by management for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto contained in the company’s 2008 Annual Report on Form 10-K, updated by the Current Report on Form 8-K filed on April 22, 2009 (2008 Form 10-K).

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
$ in millions	2009	2008
Cumulative translation adjustment	$34	$10
Unrealized gain (loss) on marketable securities and cash flow hedges, net of tax
(expense) benefit of $(3) as of June 30, 2009 and $20 as of December 31, 2008	3	(32)
Unamortized benefit plan costs, net of tax benefit of $2,286 as of June 30, 2009 and $2,358 as of December 31, 2008	(3,514)	(3,620)

Total accumulated other comprehensive loss	$(3,477)	$(3,642)

Subsequent Events – Management has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

Financial Statement Reclassifications – Certain amounts in the prior period notes to the condensed consolidated financial statements have been reclassified to reflect the business operations realignments effective in 2009 (see Note 6).

NORTHROP GRUMMAN CORPORATION

2.	NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards
The disclosure requirements of the previously deferred provisions of Statement of Financial Accounting Standards (SFAS) No. 157 – Fair Value Measurements for nonfinancial assets and liabilities, are presented in Note 3.

The disclosure requirements of SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities are presented in Note 3.

Adoption of the accounting requirements of SFAS No. 141(R) – Business Combinations did not have a significant impact on the company’s results of operations or financial position.

The accounting and presentation requirements of SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 had no impact on the financial statements as the company’s non-controlling interests were not material.

The disclosure requirements of FASB Staff Position (FSP) FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments, and FSP 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which took effect on April 1, 2009, are presented in Note 3, where material.

Standards Issued But Not Yet Effective
In June 2009, the FASB issued SFAS No. 167 – Amendments to FASB Interpretation No. 46(R). Among other things, SFAS No. 167 amends FIN 46(R) to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. SFAS No. 167 will be effective for the company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this standard will have on the company’s consolidated financial position and results of operations when it becomes effective in 2010.

Other new pronouncements issued but not effective until after June 30, 2009, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Marketable Securities – The company holds a portfolio of marketable securities, primarily consisting of equity and debt securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value, substantially all of which are based upon quoted market prices for identical instruments in active markets and are considered Level 1 inputs. As of June 30, 2009, and December 31, 2008, respectively, there were marketable equity securities of $47 million and $44 million included in prepaid expenses and other current assets and $200 million and $180 million of marketable equity securities included in miscellaneous other assets.

Derivative Financial Instruments and Hedging Activities – The company utilizes derivative financial instruments in order to manage exposure to interest rate risk and foreign currency exchange rate risk. The company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Interest rate swap agreements utilize floating interest rates as an offset to the fixed-rate characteristics of certain long-term debt instruments. Foreign currency forward contracts are used to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies.

NORTHROP GRUMMAN CORPORATION

Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value, substantially all of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable and thus considered Level 2 inputs. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are recorded in earnings from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and periodic settlements of the underlying transactions.

For derivative financial instruments not designated as hedging instruments as well as the ineffective portion of cash flow hedges, gains or losses resulting from changes in the fair value are reported in Other, net in the condensed consolidated statements of operations. Unrealized gains or losses on cash flow hedges are reclassified from other comprehensive income to earnings from continuing operations upon the recognition of the underlying transactions.

As of June 30, 2009, interest rate swaps with notional values totaling $400 million, and foreign currency purchase and sale forward contract agreements with notional values of $177 million and $89 million, respectively, were designated as hedging instruments. The remaining notional values outstanding at June 30, 2009, under foreign currency purchase and sale forward contracts of $88 million and $18 million, respectively, were not designated as hedging instruments.

In October 2008, the company entered into two forward-starting interest rate swaps with a notional value totaling $400 million. The fair value of the forward-starting swap agreements was a $58 million liability at December 31, 2008, and was included in other current liabilities. The company designated these swaps as cash flow hedges of future interest payments on $400 million of financing expected to occur in 2009. These swaps were settled as of June 8, 2009, and the related impact on the condensed consolidated statements of operations was not material.

All other derivative fair values and related unrealized gains and losses at June 30, 2009, and December 31, 2008, were not material.

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items.

Carrying amounts and the related estimated fair values of the company’s financial instruments not recorded at fair value in the financial statements are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
$ in millions	Amount	Value	Amount	Value
Cash surrender value of life insurance policies	$224	$224	$240	$240
Long-term debt	(3,841)	(4,321)	(3,920)	(4,369)

Cash Surrender Value of Life Insurance Policies – The company maintains whole life insurance policies on a group of executives for use as a funding source for deferred compensation arrangements. These policies are recorded at their cash surrender value as determined by the insurance carrier. Additionally, the company has split-dollar life insurance policies on former officers and executives from acquired businesses which are recorded at the lesser of their cash surrender value or premiums paid. The policies are utilized as a partial funding source for supplemental employee retirement plans and amounts associated with these policies are recorded in miscellaneous other assets in the condensed consolidated statements of financial position.

Long-Term Debt – The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

NORTHROP GRUMMAN CORPORATION

4.	COMMON STOCK DIVIDENDS AND CONVERSION OF PREFERRED STOCK

Dividends on Common Stock – In May 2009, the company’s board of directors approved an increase to the quarterly common stock dividend, from $.40 per share to $.43 per share, for shareholders of record as of June 1, 2009.

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

Acquisitions
In April 2009, the company acquired Sonoma Photonics, Inc., as well as assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line for an aggregate amount of approximately $33 million. The operating results since acquisition are reported in the Aerospace Systems segment. The assets, liabilities, and results of operations of these two acquisitions were not material to the company’s consolidated financial position or results of operations, and thus pro-forma financial information is not presented. The condensed consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for the entities acquired. Management does not expect adjustments to these estimates, if any, to have a material effect on the company’s condensed consolidated financial position or results of operations.

In October 2008, the company acquired 3001 International, Inc. (3001 Inc.) for approximately $92 million in cash. 3001 Inc. provides geospatial data production and analysis, including airborne imaging, surveying, mapping and geographic information systems for U.S. and international government intelligence, defense and civilian customers. The operating results of 3001 Inc. are reported in the Information Systems segment. The assets, liabilities, and results of operations of 3001 Inc. were not material to the company’s consolidated financial position or results of operations.

Dispositions
In April 2008, the company sold its Electro-Optical Systems (EOS) business for $175 million in cash to L-3 Communications Corporation and recognized a gain of $19 million, net of taxes of $39 million. EOS, formerly a part of the Electronic Systems segment, produces night vision and applied optics products and had sales of approximately $53 million through April 2008. Operating results of this business are reported as discontinued operations in the condensed consolidated statements of operations for all applicable periods presented.

6.	SEGMENT INFORMATION

In January 2009, the company streamlined its organizational structure by reducing the number of operating segments from seven to five. The five segments are Information Systems, which combines the former Information Technology and Mission Systems segments; Aerospace Systems, which combines the former Integrated Systems and Space Technology segments; Electronic Systems; Shipbuilding; and Technical Services. These five segments are considered reportable segments in accordance with SFAS No. 131 – Disclosures about Segments of an Enterprise and Related Information. Creation of the Information Systems and Aerospace Systems segments is intended to strengthen alignment with customers, improve the company’s ability to execute on programs and win new business, and enhance cost competitiveness. Product sales are predominantly generated in

NORTHROP GRUMMAN CORPORATION

the Aerospace Systems, Electronic Systems and Shipbuilding segments, while the majority of the company’s service revenues are generated by the Information Systems and Technical Services segments.

During the first quarter of 2009, the company realigned certain logistics, services, and technical support programs and transferred assets from the Information Systems and Electronic Systems segments to the Technical Services segment. This realignment is intended to strengthen the company’s core capability in aircraft and electronics maintenance, repair and overhaul, life cycle optimization, and training and simulation services.

Sales and segment operating income in the following tables have been revised to reflect the above realignments for all periods presented.

During the first quarter of 2009, the company transferred certain optics and laser programs from the Information Systems segment to the Aerospace Systems segment. As the operating results of this business were not considered material, the prior year sales and segment operating income in the following tables were not reclassified to reflect this business transfer.

During the first quarter of 2008, the company recorded a pre-tax charge of $272 million for cost growth on the LHD 8 contract and an additional $54 million, primarily for schedule impacts on other ships and impairment of purchased intangibles at the Gulf Coast shipyards.

The following table presents segment sales and service revenues for the three and six months ended June 30, 2009, and 2008.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues
Aerospace Systems	$2,673	$2,472	$5,129	$4,833
Electronic Systems	1,967	1,665	3,755	3,210
Information Systems	2,585	2,512	5,076	4,810
Shipbuilding	1,524	1,688	2,899	2,952
Technical Services	702	634	1,334	1,192
Intersegment eliminations	(494)	(343)	(916)	(645)

Total sales and service revenues	$8,957	$8,628	$17,277	$16,352

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating income reconciled to total operating income for the three and six months ended June 30, 2009, and 2008.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2009	2008	2009	2008
Operating Income
Aerospace Systems	$257	$236	$515	$488
Electronic Systems	251	201	480	410
Information Systems	204	207	427	419
Shipbuilding	14	126	98	(92)
Technical Services	43	42	80	71
Intersegment eliminations	(50)	(28)	(90)	(54)

Total segment operating income	719	784	1,510	1,242
Non-segment factors affecting operating income
Unallocated income (expense)	21	(43)	(32)	(75)
Net pension adjustment	(76)	69	(152)	128
Royalty income adjustment	(11)	(4)	(18)	(25)

Total operating income	$653	$806	$1,308	$1,270

Unallocated Income (Expense) – Unallocated income (expense) generally includes the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, for costs related to management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated income (expense) for the three and six months ended June 30, 2009, reflects a gain resulting from a legal settlement (see Note 9), net of other legal provisions and related expenses.

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

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 3.8 million shares and 4.5 million shares for the three and six months ended June 30, 2009, respectively. The dilutive effect of these securities totaled 5.1 million shares and 8.0 million shares (including 41,000 shares and 2.2 million shares for the company’s mandatorily redeemable convertible preferred stock) for the three and six months ended June 30, 2008, respectively. For the six months ended June 30, 2008, the diluted earnings per share calculation included $1 million of dividends added back to earnings and the weighted-average diluted shares outstanding included the company’s mandatorily redeemable convertible preferred stock (See Note 4).

The weighted-average diluted shares outstanding for the three and six months ended June 30, 2009, exclude stock options to purchase approximately 8.4 million and 10.6 million shares, respectively, because such options have an exercise price in excess of the average market price of the company’s common stock during the period.

NORTHROP GRUMMAN CORPORATION

The weighted-average diluted shares outstanding for the three and six months ended June 30, 2008, exclude stock options to purchase approximately 1.4 million and 1.3 million shares, respectively.

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2008:

				Shares Repurchased
				(in millions)
			Total Shares	Six Months Ended
	Amount Authorized	Average Price Per	Retired	June 30,
Authorization Date	(in millions)	Share	(in millions)	2009	2008
December 19, 2007	$2,500	$63.44	31.4	10.0	10.3

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs. As of June 30, 2009, the company has $508 million remaining under this authorization for share repurchases.

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts of goodwill for the six months ended June 30, 2009, were as follows:

				Purchase
	Balance as of			Accounting	Balance as of
$ in millions	December 31, 2008	Transfers	Acquired	Adjustments	June 30, 2009
Aerospace Systems	$3,748	$41	$5	$7	$3,801
Electronic Systems	2,428	(26)			2,402
Information Systems	6,399	(138)		6	6,267
Shipbuilding	1,141				1,141
Technical Services	802	123			925

Total	$14,518	$-	$5	$13	$14,536

Transfers – During the first quarter of 2009, the company realigned certain logistics, services, and technical support programs and transferred assets from the Information Systems and Electronic Systems segments to the Technical Services segment. As a result of this realignment, goodwill of approximately $123 million was reallocated between these segments. Additionally during the first quarter of 2009, the company transferred certain optics and laser programs from the Information Systems segment to the Aerospace Systems segment resulting in the reallocation of goodwill of approximately $41 million.

NORTHROP GRUMMAN CORPORATION

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets:

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,672	$(1,770)	$902	$2,642	$(1,720)	$922
Other purchased intangibles	100	(77)	23	100	(75)	25

Total	$2,772	$(1,847)	$925	$2,742	$(1,795)	$947

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 21 years. Aggregate amortization expense for the three and six months ended June 30, 2009, was $26 million and $52 million, respectively.

The table below shows expected amortization for purchased intangibles for the remainder of 2009 and for the next five years:

$ in millions
Year ending December 31
2009 (July 1 - December 31)	$51
2010	93
2011	56
2012	55
2013	45
2014	36

9.	LITIGATION

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

On June 22, 2007, a putative class action was commenced against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al. filed in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and on March 10, 2008, the trial court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed that ruling to the Ninth Circuit Court of Appeals, and on May 21, 2009, the Ninth Circuit reversed the decision of the trial court, finding that there was an ambiguity in a 1998 summary plan description related to the employer funded component of the pension benefit. The Ninth Circuit remanded the matter back to the trial court for further proceedings consistent with its ruling.

NORTHROP GRUMMAN CORPORATION

As previously disclosed, on April 2, 2009, the company reached an agreement with the U.S. Government to settle two legal matters. The first matter involved potentially substantial claims by the U.S. Department of Justice and a restricted U.S. Government customer relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a part of the company. The second matter covered by the settlement agreement involved a lawsuit filed by the company in 1996 against the U.S. Government in the U.S. Court of Federal Claims for recovery of uncompensated performance costs, investments and a reasonable profit on the Tri-Service Standoff Attack Missile (TSSAM) program which the customer terminated for convenience. The U.S. Department of Justice valued both of these claims at $325 million, and as such, the settlement amounts for the two matters are equal and offset each other. The company had previously recorded an accrual for its settlement offer on the microelectronics parts matter. Since these matters were settled jointly and at equal values, the company recognized a gain of $99 million in the second quarter of 2009 representing the remainder of the accrued settlement offer, net of expenses. The settlement agreement did not have an impact on the company’s cash flows.

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper, and in late December 2007, the Coast Guard advised Integrated Coast Guard Systems (the contractors’ joint venture for performing the Deepwater Program, the “Joint Venture”) that the Coast Guard was seeking $96.1 million from the Joint Venture as a result of the revocation of acceptance of the eight vessels delivered under the 123-foot conversion program. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In May 2008, the Coast Guard advised the Joint Venture that the Coast Guard would support an investigation by the U.S. Department of Justice of the Joint Venture and its subcontractors instead of pursuing its $96.1 million claim independently. The Department of Justice had previously issued subpoenas related to the Deepwater Program, pursuant to which the company has provided responsive documents. On February 6, 2009, the U.S. Department of Justice notified the U.S. District Court for the Northern District of Texas that the U.S. Government “is not intervening at this time” in what was then a sealed False Claims Act complaint. On February 12, 2009, the Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against Integrated Coast Guard Systems, Lockheed Martin Corporation and the company, relating to the 123-foot conversion effort. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

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

Based upon the available information regarding matters that are subject to U.S. Government investigations, the company believes that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company believes that the resolution of any of these various claims and legal proceedings would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. The June 2009 trial date has been vacated and a status conference has been set for late July 2009.

Insurance Recovery – The company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 10). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the District Court’s order. On August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. The company filed a Petition for Rehearing En Banc, or in the Alternative, For Panel Rehearing with the Ninth Circuit on August 27, 2008. On April 2, 2009, the Ninth Circuit denied the company’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, the company filed a motion seeking leave of court to file a complaint adding AON Risk Services, Inc. of Southern California as a defendant. Based on the current status of the litigation, no assurances can be made as to the ultimate outcome of this matter.

During 2008, the company received notification from Munich-American Risk Partners (Munich Re), the only remaining insurer within the primary layer of insurance coverage with which a resolution has not been reached, that it will pursue arbitration proceedings against the company related to approximately $19 million owed by Munich Re to Northrop Grumman Risk Management Inc. (NGRMI), a wholly-owned subsidiary of the company, for certain losses related to Hurricane Katrina. The company was subsequently notified that Munich Re also will seek reimbursement of approximately $44 million of funds previously advanced to NGRMI for payment of claim losses of which Munich Re provided reinsurance protection to NGRMI pursuant to an executed reinsurance contract, and $6 million of adjustment expenses. The company believes that NGRMI is entitled to full reimbursement of its covered losses under the reinsurance contract and has substantive defenses to the claim of Munich Re for return of the funds paid to date.

Provisions for Legal & Investigative Matters – Litigation accruals are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure to the company may vary from earlier estimates as further facts and circumstances become known. During the three months ended June 30, 2009, the company recorded provisions totaling $35 million for various legal and investigative matters.

10.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2009, the recognized amounts related to the aforementioned items are not material individually or in the aggregate.

NORTHROP GRUMMAN CORPORATION

In conjunction with its second quarter 2009 review of contract cost estimates to reflect costs for improved design, engineering, production and quality processes and the weld inspections undertaken as a result of leaks discovered in the USS San Antonio’s (LPD17) lube oil system, the company’s Gulf Coast Shipbuilding operations began conducting an assessment of a quality issue relating to certain pipe welds that could affect ships currently in production and previously delivered. The company is currently working with its customers to determine the nature, scope and potential impact of this issue and to determine the extent of rework that will be required to satisfactorily resolve this issue. Based on information available to date, including ongoing technical analysis of the issue, the company does not believe that this matter will have a material adverse effect upon its consolidated financial position, results of operations or cash flows.

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees performance obligations of its subsidiaries under certain contracts. In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (the “Business Arrangements”) to support the company’s products and services in domestic and international markets. The company generally aims to limit its exposure to its subsidiary’s investment in the Business Arrangement, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangement and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangement. At June 30, 2009, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. These accruals do not include any litigation costs related to environmental matters. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2009, the range of reasonably possible future costs for environmental remediation sites is $187 million to $267 million, of which $236 million is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Based upon the available information, the company believes that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Also during the third quarter of 2008, a subcontractor’s operations in Texas were severely impacted by Hurricane Ike. The subcontractor produces compartments for two of the LPD amphibious transport dock ships under construction at the Gulf Coast shipyards. As a result of the delays and cost growth caused by the subcontractor’s resulting production impacts, Shipbuilding’s 2008 operating income was reduced by approximately $23 million during the second half of 2008.

NORTHROP GRUMMAN CORPORATION

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

Co-Operative Agreements – In 2003, Shipbuilding executed agreements with the states of Mississippi and Louisiana whereby Shipbuilding leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Shipbuilding to these states. As of June 30, 2009, Shipbuilding has fully met its obligations under the Mississippi agreement and has met all but one requirement under the Louisiana agreement. Failure by Shipbuilding to meet the remaining Louisiana commitment would result in reimbursement by Shipbuilding to Louisiana in accordance with the agreement. As of June 30, 2009, Shipbuilding expects that the remaining commitment under the Louisiana agreement will be met based on its most recent business plan.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At June 30, 2009, there were $519 million of unused stand-by letters of credit, $129 million of bank guarantees, and $447 million of surety bonds outstanding.

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

U.S. Government Claims – Annually, the company files cost submissions to the U.S. Government to support its claimed amounts of overhead, home office and other indirect costs. On occasions, these cost submissions result in questioned costs, claims and or penalty assertions by the U.S. Government which give rise to dispute resolution in various forms. The company believes it has adequately provided for the ultimate outcome of any such matters based on, among other considerations, its assessment of the relevant government regulations. The company does

NORTHROP GRUMMAN CORPORATION

not believe that the outcome of any such matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations, for the three and six months ended June 30, 2009 was $144 million and $284 million, respectively, net of immaterial amounts of sublease rental income, and $163 million and $301 million, respectively, for the three and six months ended June 30, 2008.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

11.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefits		Benefits		Life Benefits
$ in millions	2009	2008	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$164	$180	$12	$13	$329	$361	$24	$27
Interest cost	337	334	41	42	674	668	82	83
Expected return on plan assets	(389)	(474)	(12)	(16)	(778)	(949)	(24)	(32)
Amortization of:
Prior service cost (credit)	12	10	(15)	(16)	24	20	(30)	(32)
Net loss from previous years	85	7	7	6	170	13	14	11

Net periodic benefit cost	$209	$57	$33	$29	$419	$113	$66	$57

Defined contribution plans cost	$78	$75			$160	$150

Employer Contributions – In 2009, the company expects to contribute the required minimum funding level of approximately $126 million to its pension plans and approximately $178 million to its other post-retirement benefit plans and also expects to make additional voluntary pension contributions totaling approximately $500 million. As of June 30, 2009, contributions of $236 million and $84 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

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

12.	STOCK COMPENSATION PLANS

At June 30, 2009, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee Directors, as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

NORTHROP GRUMMAN CORPORATION

Compensation Expense
Total pre-tax stock-based compensation expense for the six months ended June 30, 2009, and 2008, was $51 million, and $83 million, respectively, of which $10 million and $9 million related to Stock Options and $41 million and $74 million, related to Stock Awards, respectively. Tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation during the six months ended June 30, 2009, and 2008, were $20 million and $32 million, respectively. In addition, the company realized tax benefits of $1 million and $22 million from the exercise of Stock Options and $47 million and $94 million from the issuance of Stock Awards in the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, there was $215 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $29 million relates to Stock Options and $186 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 1.6 years.

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

The significant weighted-average assumptions relating to the valuation of the company’s Stock Options for the six months ended June 30, 2009 and 2008, were as follows:

	2009	2008
Dividend yield	3.3%	1.8%
Volatility rate	25%	20%
Risk-free interest rate	1.7%	2.8%
Expected option life (years)	6	6

The weighted-average grant date fair value of Stock Options granted during the six months ended June 30, 2009 and 2008, was $7 and $15, per share, respectively.

Stock Option activity for the six months ended June 30, 2009, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2009	13,481	$54	4.2 years	$18
Granted	2,711	45
Exercised	(443)	43
Cancelled and forfeited	(298)	54

Outstanding at June 30, 2009	15,451	$53	4.3 years	$19

Vested and expected to vest in the
future at June 30, 2009	15,254	$53	4.1 years	$19

Exercisable at June 30, 2009	11,551	$52	3.4 years	$17

Available for grant at June 30, 2009	8,734

NORTHROP GRUMMAN CORPORATION

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008, was $3 million and $57 million, respectively. Intrinsic value is measured as the excess of the fair market value at the date of exercise (for options exercised) or at June 30, 2009 (for outstanding options), over the applicable exercise price.

Stock Awards
Compensation expense for Stock Awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. During the six months ended June 30, 2009, 2.5 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $111 million and a grant date fair value of $161 million. During the six months ended June 30, 2008, 2.9 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $233 million and a grant date fair value of $155 million. There were 1.6 million Stock Awards granted in the six months ended June 30, 2008, with a weighted-average grant date fair value of $74 per share.

Stock Award activity for the six months ended June 30, 2009, was as follows:

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2009	3,276	$75	1.4 years
Granted (including performance adjustment on shares vested)	2,354	45
Vested	(185)	66
Forfeited	(173)	71

Outstanding at June 30, 2009	5,272	$62	1.7 years

Available for grant at June 30, 2009	2,251

13.	INCOME TAXES

The company’s effective tax rates on income from continuing operations were 33.9 percent and 34.0 percent for the three and six months ended June 30, 2009, and 34.6 percent and 35.0 percent for the same periods in 2008. The company accounts for uncertain tax positions in accordance with the recognition standards established by Financial Accounting Standards Board Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

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

In 2008, the company reached a tentative partial settlement agreement with Internal Revenue Service (IRS) Appeals on substantially all of the remaining issues from the IRS’ examination of the company’s tax returns for the years ended 2001-2003. This agreement is subject to review by the Congressional Joint Committee on Taxation (Joint Committee). Although the final outcome is not determinable until the Joint Committee completes its review during 2009, it is reasonably possible that the company may recognize net tax benefits of approximately $50 million during 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and of cash flows and of changes in shareholders’ equity for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations and comprehensive (loss) income, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 10, 2009 (April 21, 2009 as to the reclassification of segment information described in notes 1, 7, and 11), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/	Deloitte & Touche LLP
Los Angeles, California
July 22, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the company’s 2008 Annual Report on Form 10-K, updated by the Current Report on Form 8-K filed on April 22, 2009 (2008 Form 10-K), filed with the Securities and Exchange Commission, which provides a more thorough discussion of the company’s products and services, industry outlook, and business trends. See discussion of consolidated results starting on page I-24 and discussion of results by segment starting on page I-27.

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

Economic Opportunities, Challenges, and Risks – The President’s budget proposal for fiscal year 2010 provides an indication as to the direction of defense spending, and Congress is now weighing in on this proposal. The armed services are well along in their development of the Quadrennial Defense Review and their fiscal year 2011 budget requests, which will provide additional guidance on longer term priorities and plans. Given the current era of irregular warfare, the company expects an increase in investments for intelligence, surveillance and reconnaissance (ISR) systems, cyber-security, and information collection, processing, and distribution for the warfighter to make timely decisions. Battlefield lessons from Iraq and Afghanistan should influence force structure and spending decisions as the DoD looks to enhance current readiness. Many allied countries are focusing their development and procurement efforts on advanced electronics and information systems capabilities to enhance their interoperability with U.S. forces. The size of future U.S. and international defense budgets is expected to remain responsive to the international security environment. The fiscal year 2010 budget submitted by the President of the United States requests $533.7 billion in discretionary authority for the DoD base budget, representing approximately a 4 percent increase over the fiscal 2009 appropriated level. The 2010 budget includes reductions in certain programs in which the company participates or for which the company expects to compete. However, the company believes that spending on recapitalization and modernization of homeland security and defense assets will continue to be a national priority, with particular emphasis on areas involving intelligence, persistent surveillance, directed energy systems, cyber-security, energy-saving technologies and non-conventional warfare capabilities.

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules – The CAS Board published an Advance Notice of Proposed Rulemaking (ANPRM) on September 2, 2008 and has indicated it will issue a Notice of Proposed Rulemaking (“NPRM” - the last published proposed version in the rulemaking process prior to the issuance of a final CAS rule) in July or August of 2009. The ANPRM described a framework which would partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) requirements. The ANPRM included provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement. After the PPA effective date for “eligible government contractors” (including Northrop Grumman), which were granted a delay in their PPA effective date, the proposed rule would partially mitigate the near-term mismatch between PPA-amended ERISA minimum contribution requirements which would not yet be recoverable under CAS. However, unless provisions in the ANPRM are revised in the final rule, government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between required contributions and the CAS recoverable pension costs. It is anticipated that contractors will be entitled to seek an equitable adjustment to prices of previously negotiated contracts subject to

CAS for increased contract costs which result from mandatory changes required by the final rule. The CAS Board is required to issue its final rule no later than January 1, 2010.

Certain notable events or activities during 2009 included the following:

Notable events for the three months ended June 30, 2009

■	LHD 8 delivered to the U.S. Navy.
■	New York (LPD 21) completed builder’s sea trials.
■	USS Carl Vinson (CVN 70) completed initial sea trials.
■	The Department of Justice microelectronics claim and the company’s claim against the U.S. Government for the termination of the TSSAM program were jointly settled at no cost to the company.
■	Backlog reduced by $5.1 billion due to termination for convenience of the Kinetic Energy Interceptor program – see page 33.
■	Quarterly common stock dividend increased from $.40 per share to $.43 per share.

Notable events for the six months ended June 30, 2009

■	Voluntary pension pre-funding contributions totaled $214 million.
■	The company repurchased 10 million common shares for $437 million.
■	The company streamlined its organizational structure from seven to five operating segments.
■	The company realigned certain logistics, services, and technical support programs and assets from Information Systems and Electronic Systems to Technical Services.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Use of Estimates – There have been no material changes to the company’s critical accounting policies, estimates, or judgments from those discussed in the company’s 2008 Form 10-K.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions, except per share	2009	2008	2009	2008
Sales and service revenues	$8,957	$8,628	$17,277	$16,352
Cost of sales and service revenues	7,530	7,025	14,446	13,547
General and administrative expenses	774	797	1,523	1,535
Operating income	653	806	1,308	1,270
Interest expense	(70)	(72)	(143)	(149)
Other, net	13	5	21	27
Federal and foreign income taxes	202	256	403	402
Diluted earnings per share from continuing operations	1.21	1.40	2.38	2.15
Net cash provided by operating activities	830	607	658	801

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2009	2008	2009	2008
Product sales	$5,420	$4,849	$9,990	$9,243
Service revenues	3,537	3,779	7,287	7,109

Sales and service revenues	$8,957	$8,628	$17,277	$16,352

Sales and service revenues for the three and six months ended June 30, 2009, increased $329 million and $925 million, respectively, as compared with the same periods in 2008, reflecting higher sales in all operating segments except Shipbuilding. Sales and service revenues at Shipbuilding for the three and six month periods were reduced by $100 million for revised estimates to complete LPD-class ships and LHA 6. See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues

Cost of sales and service revenues is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2009	2008	2009	2008
Cost of Sales and Service Revenues
Cost of product sales	$4,345	$3,793	$7,980	$7,522
% of product sales	80.2%	78.2%	79.9%	81.4%
Cost of service revenues	3,185	3,232	6,466	6,025
% of service revenues	90.0%	85.5%	88.7%	84.8%
General and administrative expenses	774	797	1,523	1,535
% of total sales and service revenues	8.6%	9.2%	8.8%	9.4%

Cost of sales and service revenues	$8,304	$7,822	$15,969	$15,082

Cost of Product Sales and Service Revenues – The increase in cost of product sales as a percentage of product sales for the three months ended June 30, 2009, as compared with the same period in 2008, is primarily due to a $105 million pre-tax charge at Shipbuilding for cost growth on LPD-class ships and LHA 6. The decrease in cost of product sales as a percentage of product sales for the six months ended June 30, 2009, as compared to the same period in 2008, is primarily due to a $326 million pre-tax charge at Shipbuilding in the first quarter of

2008, offset by a partial reversal of this charge in the first quarter 2009. See the Segment Operating Results section below for further information.

The increase in cost of service revenues as a percentage of service revenues for the three and six months ended June 30, 2009, as compared to the same periods in 2008, is primarily due to lower performance results on service programs.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations. General and administrative expenses as a percentage of total sales and service revenues decreased to 8.6 percent and 8.8 percent, respectively, for the three and six months ended June 30, 2009, primarily due to the recognition of a net gain from a litigation settlement.

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

The table below reconciles segment operating income to total operating income:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2009	2008	2009	2008
Segment operating income	$719	$784	$1,510	$1,242
Unallocated income (expense)	21	(43)	(32)	(75)
Net pension adjustment	(76)	69	(152)	128
Royalty income adjustment	(11)	(4)	(18)	(25)

Total operating income	$653	$806	$1,308	$1,270

Segment Operating Income – Segment operating income for the three months ended June 30, 2009, decreased $65 million, or 8 percent, as compared to the same period in 2008. Segment operating income was 8.0 percent and 9.1 percent of sales and service revenues for the three months ended June 30, 2009, and 2008, respectively. The decrease in segment operating income is primarily due to a $105 million pre-tax charge at Shipbuilding for cost growth on LPD-class ships and LHA 6. See Segment Operating Results section below for more information.

Segment operating income for the six months ended June 30, 2009, increased $268 million, or 22 percent, as compared to the same period in 2008. Segment operating income was 8.7 percent and 7.6 percent of sales and service revenues for the six months ended June 30, 2009, and 2008, respectively. The increase in segment operating income is primarily due to the first quarter 2008 pre-tax charge of $326 million at Shipbuilding on the LHD 8 and other programs and margin on increased sales volume at all other operating segments, partially offset by the $105 million pre-tax charge at Shipbuilding for cost growth on LPD-class ships and LHA 6. Segment operating income at Shipbuilding for the six-month period in 2009 also included cost growth of $38 million each on the DDG 51 and LPD programs, offset by a $54 million favorable adjustment on the LHD 8 for risk retirement and increased escalation recovery. See the Segment Operating Results section below.

Unallocated Income (Expense) – Unallocated income (expense) generally includes the portion of corporate expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation (FAR), and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated income (expense) for the three months ended June 30, 2009, decreased $64 million, as compared to the same period in 2008. Unallocated expenses for the six months ended June 30, 2009, decreased $43 million, or 57 percent, as compared to the same period in 2008. The decrease for the three and six month periods ended June 30, 2009, is primarily due to a gain resulting from a legal settlement, net of other legal provisions and related expenses.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with U.S. GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended June 30, 2009, and 2008, pension expense determined in accordance with U.S. GAAP was $209 million and $57 million, respectively, and pension expense determined in accordance with CAS was $133 million and $126 million, respectively. For the six months ended June 30, 2009, and 2008, pension expense determined in accordance with U.S. GAAP was $419 million and $113 million, respectively, and pension expense determined in accordance with CAS was $267 million and $241 million, respectively. The increases in U.S. GAAP and CAS pension expense are primarily the result of negative returns on plan assets in 2008.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. See Other, net below.

Interest Expense
Interest expense for the three and six months ended June 30, 2009, decreased $2 million and $6 million, respectively, as compared with the same period in 2008. The decrease is primarily due to a lower average debt balance.

Other, net
Other, net for the three and six months ended June 30, 2009, increased $8 million and decreased $6 million, respectively, as compared with the same periods in 2008. The increase for the three-month period is primarily due to increased royalty income at Aerospace Systems. The decrease for the six-month period is primarily due to lower royalty income at Electronic Systems. Other, net includes interest income for all periods presented.

Federal and Foreign Income Taxes
The company’s effective tax rate on earnings from continuing operations for the three months ended June 30, 2009, was 33.9 percent compared with 34.6 percent for the same period in 2008. For the six months ended June 30, 2009, the company’s effective tax rate on earnings from continuing operations was 34.0 percent compared with 35.0 percent for the same period in 2008.

Discontinued Operations
Discontinued operations for the three and six months ended June 30, 2008, represents the net operating results of the Electro-Optical Systems business formerly reported in the Electronic Systems segment. See Note 5 to the condensed consolidated financial statements in Part I, Item 1.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended June 30, 2009, were $1.21 per share, as compared with $1.40 per share in the same period in 2008. Earnings per share are based on weighted average diluted shares outstanding of 325.8 million for the three months ended June 30, 2009, and 344.1 million for the same period in 2008.

Diluted earnings per share from continuing operations for the six months ended June 30, 2009, were $2.38 per share, as compared with $2.15 per share in the same period in 2008. Earnings per share are based on weighted average diluted shares outstanding of 328.9 million for the six months ended June 30, 2009, and 346.7 million for the same period in 2008. See Note 7 to the condensed consolidated financial statements in Part I, Item 1.

Net Cash Provided by Operating Activities
For the three months ended June 30, 2009, net cash provided by operating activities was $830 million as compared with $607 million for the same period in 2008. The increase of $223 million was primarily due to lower working capital requirements in the 2009 period.

For the six months ended June 30, 2009, net cash provided by operating activities was $658 million as compared with $801 million for the same period in 2008. The decrease of $143 million was primarily due to discretionary pension contributions of $214 million and higher trade working capital requirements in the 2009 period.

SEGMENT OPERATING RESULTS

Basis of Presentation
In January 2009, the company streamlined its organizational structure by reducing the number of operating segments from seven to five. The five segments are Aerospace Systems, which combines the former Integrated Systems and Space Technology segments; Electronic Systems; Information Systems, which combines the former Information Technology and Mission Systems segments; Shipbuilding; and Technical Services. Creation of the Aerospace Systems and Information Systems segments is intended to strengthen alignment with customers, improve the company’s ability to execute on programs and win new business, and enhance cost competitiveness.

During the first quarter of 2009, the company realigned certain logistics, services, and technical support programs and transferred assets from the Information Systems and Electronic Systems segments to the Technical Services segment. This realignment is intended to strengthen the company’s core capability in aircraft and electronics maintenance, repair and overhaul, life cycle optimization, and training and simulation services.

The sales and segment operating income in the following tables have been revised to reflect the above realignments for all periods presented.

During the first quarter of 2009, the company transferred certain optics and laser programs from the Information Systems segment to the Aerospace Systems segment. As the operating results of this business were not considered material, the prior year sales and segment operating income in the following tables were not reclassified to reflect this business transfer.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues
Aerospace Systems	$2,673	$2,472	$5,129	$4,833
Electronic Systems	1,967	1,665	3,755	3,210
Information Systems	2,585	2,512	5,076	4,810
Shipbuilding	1,524	1,688	2,899	2,952
Technical Services	702	634	1,334	1,192
Intersegment eliminations	(494)	(343)	(916)	(645)

Total sales and service revenues	$8,957	$8,628	$17,277	$16,352

Segment Operating Income (Loss)
Aerospace Systems	$257	$236	$515	$488
Electronic Systems	251	201	480	410
Information Systems	204	207	427	419
Shipbuilding	14	126	98	(92)
Technical Services	43	42	80	71
Intersegment eliminations	(50)	(28)	(90)	(54)

Total segment operating income	$719	$784	$1,510	$1,242

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

AEROSPACE SYSTEMS

Business Description
Aerospace Systems is a premier developer, integrator, producer and supporter of manned and unmanned aircraft, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems critical to maintaining the nation’s security and leadership in aerospace science and technology. These systems are used, primarily by government customers, in many different mission areas including intelligence, surveillance and reconnaissance; communications; battle management; strike operations; electronic warfare; missile defense; earth observation; space science; and space exploration. The segment consists of four areas of business: Strike and Surveillance Systems (S&SS); Space Systems (SS); Battle Management and Engagement Systems (BM&ES); and Advanced Programs and Technology (AP&T).

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues	$2,673	$2,472	$5,129	$4,833
Segment Operating Income	257	236	515	488
As a percentage of segment sales	9.6%	9.5%	10.0%	10.1%

Sales and Service Revenues
Aerospace Systems revenue for the three months ended June 30, 2009, increased $201 million, or 8 percent, as compared with the same period in 2008. The increase is primarily due to $95 million in higher sales at S&SS, $57 million in higher sales at SS, $25 million in higher sales at AP&T, and $22 million in higher sales at BM&ES. The increase at S&SS is primarily due to higher sales volume associated with manned and unmanned aircraft programs such as the F/A-18, F-35, Global Hawk High-Altitude Long-Endurance (HALE) Systems, and B-2 programs, partially offset by decreased activity on the Intercontinental Ballistic Missile (ICBM) program. The increase at SS is primarily due to the ramp-up of certain restricted programs awarded in 2008, partially offset by decreased sales volume on the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program. The increase at AP&T is due to higher sales volume associated with the Unmanned Combat Air System Carrier Demonstration (UCAS-D) program and restricted programs, partially offset by lower sales volume on the Airborne Laser (ABL) as the program transitions from the hardware integration phase to test phase. The increase at BM&ES is due to higher sales volume on the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System, Joint Surveillance Target Attack Radar System (Joint STARS) and E-2C Hawkeye programs, partially offset by lower sales volume on the E-2D Advanced Hawkeye program.

Aerospace Systems revenue for the six months ended June 30, 2009, increased $296 million, or 6 percent, as compared with the same period in 2008. The increase is primarily due to $165 million in higher sales at S&SS, $104 million in higher sales volume at SS, $23 million in higher sales at BM&ES, and $12 million of higher sales at AP&T. The increase at S&SS is primarily due to higher sales volume associated with increased deliveries and ramp-up on production on manned and unmanned aircraft programs, such as the F-35, F/A-18, Global Hawk HALE Systems, and B-2 programs, partially offset by decreased activity on the ICBM program. The increase at SS is primarily due to the ramp-up of restricted programs awarded in 2008, partially offset by lower sales volume on the NPOESS program. The increase at BM&ES is due to higher sales volume on the BAMS Unmanned Aircraft System and Joint STARS programs, partially offset by lower sales volume driven by the completion of deliveries on the EA-6B and the winding down of the system design & development phase of the E-2D Advanced Hawkeye program. The increase at AP&T was primarily due to higher sales volume associated with the UCAS-D program, partially offset by the termination of the Air Mobility Tanker program in the fourth quarter of 2008 and lower sales volume on the ABL as the program transitions from the hardware integration phase to test phase.

Segment Operating Income
Operating income at Aerospace Systems for the three months ended June 30, 2009, increased $21 million, or 9 percent, as compared with the same period in 2008. The increase is primarily due to the higher sales volume discussed above.

Operating income at Aerospace Systems for the six months ended June 30, 2009, increased $27 million, or 6 percent, as compared with the same period in 2008. The increase is primarily due to the higher sales volume discussed above.

ELECTRONIC SYSTEMS

Business Description
Electronic Systems is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronic Systems provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air and missile defense, communications, mail processing, biochemical detection, ship bridge control and radar, ship machinery controls, and shipboard components. The segment is composed of seven areas of business: Aerospace Systems; Defensive Systems; Government Systems; Land Forces; Naval & Marine Systems; Navigation Systems; and Space & Intelligence, Surveillance & Reconnaissance (Space & ISR) Systems.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues	$1,967	$1,665	$3,755	$3,210
Segment Operating Income	251	201	480	410
As a percentage of segment sales	12.8%	12.1%	12.8%	12.8%

Sales and Service Revenues
Electronic Systems revenue for the three months ended June 30, 2009, increased $302 million, or 18 percent, as compared with the same period in 2008. The increase is primarily due to higher sales of $72 million in Space & ISR Systems, $67 million in Aerospace Systems, $52 million in Defensive Systems, $34 million in Naval & Marine Systems, $33 million in Navigation Systems, and $21 million in Government Systems. The increase in Space & ISR Systems is due to higher volume on the Space Based Infrared System (SBIRS) program. The increase in Aerospace Systems is due to higher volume on the F-35 program, electronic warfare programs and intercompany programs. The increase in Defensive Systems is due to higher deliveries associated with the Large Aircraft Infrared Countermeasures (LAIRCM) IDIQ program. The increase in Naval & Marine Systems is due to higher volume on power and propulsion systems for the Virginia-class submarine program, intercompany programs, and increased volume on restricted programs. The increase in Navigation Systems is due to higher deliveries associated with space programs. The increase in Government Systems is due to higher volume on postal automation programs.

Electronic Systems revenue for the six months ended June 30, 2009, increased $545 million, or 17 percent, as compared with the same period in 2008. The increase is primarily due to higher sales of $118 million in Defensive Systems, $117 in Space & ISR Systems, $96 million in Aerospace Systems, $60 million in Naval & Marine Systems, $55 million in Government Systems, and $46 million in Navigation Systems. The increase in Defensive Systems is due to higher deliveries associated with the LAIRCM IDIQ program. The increase in Space & ISR Systems is due to higher volume on the SBIRS program. The increase in Aerospace Systems is due to higher volume on the F-35 program and electronic warfare programs. The increase in Naval & Marine Systems is due to higher volume on power and propulsion systems for the Virginia-class submarine program and increased volume on restricted programs. The increase in Government Systems is due to higher volume on postal automation programs. The increase in Navigation Systems is due to higher deliveries associated with space programs.

Segment Operating Income
Operating income at Electronic Systems for the three months ended June 30, 2009, increased $50 million, or 25 percent, as compared with the same period in 2008. The increase is primarily due to $38 million from the higher sales volume discussed above and $12 million in net performance improvements across various programs. The 2008 period included a $20 million charge for the company’s MESA Wedgetail radar program.

Operating income at Electronic Systems for the six months ended June 30, 2009, increased $70 million, or 17 percent, as compared with the same period in 2008. The increase is due to the higher sales volume discussed above. Operating income in 2008 includes royalty income of $19 million related to patent infringement settlements, offset by the performance adjustment on MESA Wedgetail described above.

INFORMATION SYSTEMS

Business Description
Information Systems is a leading global provider of advanced solutions for the DoD, national intelligence, federal, civilian, state and local agencies, and commercial customers. Products and services are focused on the fields of command, control, communications, computers and intelligence, missile and air defense, airborne reconnaissance, intelligence processing, decision support systems, information technology systems engineering and systems integration. The segment consists of four areas of business: Defense Systems (DSD); Intelligence Systems (ISD); Civil Systems (CSD); and Advisory Services (ASD).

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues	$2,585	$2,512	$5,076	$4,810
Segment Operating Income	204	207	427	419
As a percentage of segment sales	7.9%	8.2%	8.4%	8.7%

Sales and Service Revenues
Information Systems revenue for the three months ended June 30, 2009, increased $73 million, or 3 percent, as compared with the same period in 2008. The increase is primarily due to $87 million in higher sales in ISD and $83 million in higher sales in DSD, partially offset by $89 million in lower sales in CSD. The increase in ISD is primarily due to increased activity on existing restricted programs as well as additional revenues from 3001 International, Inc. (3001 Inc.), which was acquired in the fourth quarter of 2008. The increase in DSD is primarily due to higher revenues on the Trailer Mounted Support System (TMSS), Airborne and Maritime/Fixed Stations Joint Tactical Radio Systems (AMF JTRS), and Integrated Base Defense Security System (IBDSS). The decrease in CSD is related to lower volume on the New York City Wireless (NYCWiN) program, as well as program completions and lower volume for state and local programs.

Information Systems revenue for the six months ended June 30, 2009, increased $266 million, or 6 percent, as compared with the same period in 2008. The increase is primarily due to $188 million in higher sales in ISD and $164 million in higher sales in DSD, partially offset by $111 million in lower sales in CSD. The increase in ISD is due to program growth on the Counter Narco-Terrorism Program Office (CNTPO), Guardrail Common Sensor System-Improved Indefinite Delivery Indefinite Quality (IDIQ), and restricted programs, as well as additional revenues from 3001 Inc., which was acquired in the fourth quarter of 2008. The increase in DSD is primarily due to ramp-up on the TMSS and AMF JTRS programs, as well as higher volume on IBDSS. The decrease in CSD is primarily due to lower volume on NYCWiN, as well as program completions and lower volume for state and local programs.

Segment Operating Income
Operating income at Information Systems for the three months ended June 30, 2009, decreased $3 million, or 1 percent, as compared with the same period in 2008. The decrease comprises $8 million in lower net performance results, partially offset by $5 million from the higher sales volume discussed above. The decrease in performance results is primarily due to lower performance on state and local programs.

Operating income at Information Systems for the six months ended June 30, 2009, increased $8 million, or 2 percent, as compared with the same period in 2008. The increase is primarily due to $22 million from the higher sales volume discussed above, partially offset by lower performance results on state, and local programs.

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

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues	$1,524	$1,688	$2,899	$2,952
Segment Operating Income (Loss)	14	126	98	(92)
As a percentage of segment sales	0.9%	7.5%	3.4%	–3.1%

Sales and Service Revenues
Shipbuilding revenue for the three months ended June 30, 2009, decreased $164 million, or 10 percent, as compared with the same period in 2008. The decrease is primarily due to $182 million in lower sales at Expeditionary Warfare, partially offset by $57 million in higher sales in Submarines. The decrease in Expeditionary Warfare is primarily due to a $100 million revenue reduction related to revised estimates to complete LPD-class ships and LHA 6. The lower sales volume at Expeditionary Warfare also reflects the delivery of the LHD 8.

Shipbuilding revenue for the six months ended June 30, 2009, decreased $53 million, or 2 percent, as compared with the same period in 2008. The decrease is primarily due to $77 million lower sales at Surface Combatants and $54 million in lower sales at Expeditionary Warfare, partially offset by $85 million in higher sales at Submarines. The decrease at Surface Combatants is due primarily to lower sales volume on the DDG 51 program. The decrease at Expeditionary Warfare is primarily due to the revenue reduction on the LPD-class ships and LHA 6 and delivery of the LHD 8, partially offset by the first quarter 2008 sales adjustment of $134 million on the LHD 8 program. The increase in Submarines is due to higher sales volume on the construction of the Virginia-class submarines.

Segment Operating Income (Loss)
Operating income at Shipbuilding for the three months ended June 30, 2009, decreased $112 million, or 89 percent, to $14 million as compared with $126 million for the same period in 2008. The decrease is primarily due to a $105 million pre-tax charge for cost growth on the LPD-class ships and LHA 6 discussed above. These adjustments resulted from second quarter 2009 Gulf Coast program reviews and reflect additional expense to improve design, engineering, production, and quality processes. The adjustments for the LPD class primarily reflect increased production cost estimates. The LHA 6 adjustment reflects increased costs to mature the ship’s engineering and design work and reduce future production risk.

Operating income at Shipbuilding for the six months ended June 30, 2009, was $98 million as compared with an operating loss of $92 million for the same period in 2008. The increase is primarily due to the effects of the first quarter 2008 pre-tax charge of $326 million on LHD 8 and other programs, partially offset by the charges on the LPD-class ships and LHA 6 in the second quarter of 2009 discussed above. Operating income for the six-month period in 2009 also included cost growth of $38 million each on the DDG 51 and LPD programs, offset by a $54 million favorable adjustment on the LHD 8 for risk retirement and increased escalation recovery.

TECHNICAL SERVICES

Business Description
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, while also providing a wide array of technical services, including training and simulation. The segment consists of three areas of business: Systems Support (SSG); Training & Simulation (TSG); and Life Cycle Optimization & Engineering (LCOE).

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues	$702	$634	$1,334	$1,192
Segment Operating Income	43	42	80	71
As a percentage of segment sales	6.1%	6.6%	6.0%	6.0%

Sales and Service Revenues
Technical Services revenue for the three months ended June 30, 2009, increased $68 million, or 11 percent, as compared with the same period in 2008. The increase is primarily due to $64 million in higher sales at LCOE and $18 million in higher sales at TSG, partially offset by $15 million in lower sales at SSG. The increase at LCOE is primarily due to higher demand on the CNTPO program. The increase at TSG is primarily due to higher volume on various training and simulation programs including the Joint Warfighting Center Support (JWFC), Global Linguistic Solutions (GLS), and the U.S. Army’s Battle Command Training Branch programs. The decrease at SSG is primarily due to the completion of the Joint Base Operations Support (JBOSC) program in 2008.

Technical Services revenue for the six months ended June 30, 2009, increased $142 million, or 12 percent, as compared with the same period in 2008. The increase is primarily due to $119 million higher sales at LCOE,

$57 million in higher sales at TSG, partially offset by $29 million in lower sales at SSG. The increase at LCOE is due to additional volume on the Hunter CLS and CNTPO programs. The increase at TSG is driven by higher demand for various training and simulation programs including the JWFC, GLS, and African Contingency Operations Training Assistance programs. The decrease at SSG is primarily due to the completion of the JBOSC program in 2008.

Segment Operating Income
Operating income at Technical Services for the three months ended June 30, 2009, remained essentially unchanged, as compared with the same period in 2008. The decrease in margin rate reflects a change in program mix from the prior year.

Operating income at Technical Services for the six months ended June 30, 2009, increased $9 million, or 13 percent, as compared with the same period in 2008. The increase is due to the higher sales volume discussed above.

BACKLOG

Definition
Total backlog at June 30, 2009, was approximately $70.4 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

Backlog consisted of the following at June 30, 2009, and December 31, 2008:

	June 30, 2009			December 31, 2008
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Aerospace Systems	$8,408	$16,340	$24,748	$7,648	$22,883	$30,531
Electronic Systems	7,962	2,809	10,771	8,391	2,124	10,515
Information Systems	4,934	4,677	9,611	5,310	4,672	9,982
Shipbuilding	12,587	8,426	21,013	14,205	8,148	22,353
Technical Services	1,836	2,383	4,219	1,840	2,831	4,671

Total backlog	$35,727	$34,635	$70,362	$37,394	$40,658	$78,052

New Awards
The estimated value of contract awards included in backlog during the six months ended June 30, 2009, was approximately $14.6 billion. Significant new awards during this period include $637 million for the power and propulsion systems for the Virginia-class submarine program, $536 million for the Global Hawk HALE program, $494 million for construction preparation of the Gerald R. Ford class aircraft carrier, $403 million for the SBIRS Follow On-program, $387 million for the E2-D Low Rate Initial Production program, $350 million for the B-2 program, $286 million for LAIRCM IDIQ, and various restricted awards, $276 million for the Battlefield Airborne Communication Node program.

Backlog Adjustment
In the second quarter of 2009, the company was notified that the Kinetic Energy Interceptor (KEI) program was terminated for convenience by the Missile Defense Agency. The KEI termination was recorded as a reduction to total backlog of $5.1 billion at Aerospace Systems.

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

The table below summarizes key components of cash flow provided by operating activities.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2009	2008	2009	2008
Net earnings	$394	$495	$783	$759
Non-cash income and expense[1]	216	317	471	541
Retiree benefit funding less than expense	176	15	171	46
Trade working capital decrease (increase)	223	27	(719)	(407)
Change in income tax balances	(179)	(196)	(48)	(84)
Gain on sale of business		(58)		(58)
Cash provided by discontinued operations		7		4

Net cash provided by operating activities	$830	$607	$658	$801

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.

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

The table below reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2009	2008	2009	2008
Net cash provided by operating activities	$830	$607	$658	$801
Less:
Capital expenditures	(135)	(134)	(297)	(277)
Outsourcing contract and related software costs	(19)	(42)	(37)	(77)

Free cash flow	$676	$431	$324	$447

Cash Flows
The following is a discussion of the company’s major operating, investing and financing activities for the six months ended June 30, 2009, and 2008, respectively, as classified on the condensed consolidated statements of cash flows located in Part I, Item 1.

Operating Activities – Cash flows from operating activities for the six months ended June 30, 2009, decreased $143 million as compared to the same period in 2008 and reflects a $214 million discretionary pension contribution and higher trade working capital requirements in the 2009 period. In July 2009, the company made a further $286 million discretionary pension contribution, bringing the total discretionary contributions in 2009 to $500 million.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2009, was $362 million compared to $132 million in the same period of 2008. The increase is primarily due to the effects of the $175 million in proceeds received from the sale of the Electro-Optical Systems business in 2008; the 2009 acquisitions of Sonoma Photonics, Inc., and the assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line for $33 million; and the release in 2008 of $37 million in restricted cash related to the Gulf Opportunity Zone Industrial Development Revenue Bonds. See Notes 5 and 10 to the condensed consolidated financial statements in Part I, Item 1.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2009, was $744 million compared to $1.1 billion in the same period of 2008. The decrease is primarily due to the lower cost of share repurchases.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to new accounting standards.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “guidance,” “anticipate,” “outlook,” “preliminary,” and variations thereof and similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s 2008 Form 10-K, as amended or supplemented by the information, if any, in Part II, Item 1A below, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

■	impact of domestic and global economic uncertainties on financial markets, access to capital, value of goodwill or other assets;
■	changes in government funding, including with respect to the 2010 budget of the U.S. Government;
■	changes in statutes and regulations impacting the company’s eligibility to perform work that might give rise to organizational conflicts of interest;
■	future revenues;
■	expected program performance and cash flows;
■	compliance with regulatory, technical, operational, and quality requirements;
■	returns or losses on pension plan assets and variability of pension actuarial and related assumptions and regulatory requirements;
■	the outcome of litigation, claims, appeals, bid protests, and investigations;
■	hurricane-related insurance recoveries;
■	environmental remediation;
■	acquisitions and divestitures of businesses;
■	performance issues with, and financial viability of, joint ventures, and other business arrangements;
■	performance issues with, and financial viability of, key suppliers and subcontractors;
■	product performance and the successful execution of internal plans;

■	successful negotiation of contracts with labor unions;
■	the availability and retention of skilled labor;
■	allowability and allocability of costs under U.S. Government contracts;
■	effective tax rates and timing and amounts of tax payments;
■	the results of any audit or appeal process with the Internal Revenue Service; and
■	anticipated costs of capital investments.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to the company’s contractual obligations from those discussed in the company’s 2008 Form 10-K.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

African Contingency Operations Training Assistance (ACOTA)	Provide peacekeeping training to militaries in African nations via the Department of State. The program is designed to improve the ability of African governments to respond quickly to crises by providing selected militaries with the training and equipment required to execute humanitarian or peace support operations.

Air Mobility Tanker	Program to replace the U.S. Air Force aerial refueling tanker fleet.

Airborne and Maritime/Fixed Stations Joint Tactical Radio Systems (AMF JTRS)	AMF JTRS will develop a communications capability that includes two software-defined, multifunction radio form factors for use by the U.S. Department of Defense and potential use by the U.S. Department of Homeland Security. Northrop Grumman has the responsibility for leading the Joint Tactical Radio (JTR) integrated product team and co-development of the JTR small airborne (JTR-SA) hardware and software. The company will also provide common JTR software for two JTR form factors, wideband power amplifiers, and the use of Northrop Grumman’s Advanced Communications Test Center in San Diego as the integration and test site for the JTR-SA radio, waveforms and ancillaries.

Airborne Laser (ABL)	Design and develop the system’s Chemical Oxygen Iodine Laser (COIL) and the Beacon Illuminator Laser (BILL) for Missile Defense Agency’s Airborne Laser, providing a capability to destroy boost-phase missiles at very long range.

Program Name	Program Description

Battlefield Airborne Communications Node (BACN)	Install the BACN system in three Bombardier BD-700 Global Express aircraft for immediate fielding and install the BACN system into two Global Hawk Block 20 unmanned aerial vehicles.

Battle Command Training	Operates the computer-based simulations, models and automated tools used for the collection and analysis of information used by U.S. Army Battle Command Training Program.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Counter Narco Terrorism Programs and Operations (CNTPO)	Counter Narco Terrorism Programs and Operations provide support to the U.S. Government, coalition partners, and host nations in Technology Development and Application Support; Training; Operations and Logistics Support; and Professional and Executive Support. The program provides equipment and services to research, develop, upgrade, install, fabricate, test, deploy, operate, train, maintain, and support new and existing federal Government platforms, systems, subsystems, items, and host-nation support initiatives.

Deepwater Modernization Program	Multi-year program to modernize and replace the Coast Guard’s aging ships and aircraft, and improve command and control and logistics systems. The company has design and production responsibility for surface ships.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

E-2 Hawkeye	The U.S. Navy’s airborne battle management command and control mission system platform providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D. Recently the USN approved Milestone C for Low Rate Initial Production.

Program Name	Program Description

EA-6B	The EA-6B (Prowler) primary mission is to jam enemy radar and communications, thereby preventing them from directing hostile surface-to-air missiles at assets the Prowler protects. When equipped with the improved ALQ-218 receiver and the next generation ICAP III (Increased Capability) Airborne Electronic Attack (AEA) suite the Prowler is able to provide rapid detection, precise classification, and highly accurate geolocation of electronic emissions and counter modern, frequency-hopping radars. A derivative/variant of the EA-6B ICAP III mission system is also being incorporated into the F/A-18 platform and designated the EA-18G.

F-35 Development (Joint Strike Fighter)	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

Gerald R. Ford-class Aircraft Carrier	Design and construction for the new class of Aircraft Carriers.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Provide the Global Hawk HALE unmanned aerial system for use in the global war on terror and has a central role in Intelligence, Reconnaissance, and Surveillance supporting operations in Afghanistan and Iraq.

Global Linguists Solutions (GLS)	Provide interpretation, translation and linguist services in support of Operation Iraqi Freedom.

Guardrail Common Sensor System-Improved	Sole source IDIQ contract which will encompass efforts for the upgrade and modernization of the current field Guardrail systems.

Hunter CLS	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

Integrated Base Defense Security System (IBDSS)	Integrated Based Defense Security System contract is an IDIQ acquisition vehicle to provide the USAF and other DoD customers with integrated base defense security solutions, utilizing comprehensive and integrated technology to satisfy a wide array of security concerns both CONUS and OCONUS.

Joint Base Operations Support (JBOSC)	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

Program Name	Program Description

Joint Surveillance Target Attack Radar System (Joint STARS)	Joint STARS detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and Army command posts.

Joint Warfighting Center Support (JWFC)	Provide non-personal general and technical support to the USJFCOM Joint Force Trainer / Joint Warfighting Center to ensure the successful worldwide execution of the Joint Training and Transformation missions.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight.

Large Aircraft Infrared Counter-measures Indefinite Delivery and Indefinite Quantity (LAIRCM IDIQ)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHA	Detail design and construct amphibious assault ships for use as an integral part of joint, interagency, and multinational maritime forces.

LHD	The multipurpose amphibious assault ship LHD is the centerpiece of an Expeditionary Strike Group (ESG). In wartime, these ships deploy very large numbers of troops and equipment to assault enemy-held beaches. Like LPD, only larger, in times of peace, these ships have ample space for non-combatant evacuations and other humanitarian missions. The program of record is 8 ships of which Makin Island (LHD 8) is the last.

LPD	The LPD 17 San Antonio Class is the newest addition to the U.S. Navy’s 21st Century amphibious assault force. The 684-foot-long, 105-foot-wide ships have a crew of 360 and are used to transport and land 700 to 800 Marines, their equipment, and supplies by embarked air cushion or conventional landing craft and assault vehicles, augmented by helicopters or other rotary wing aircraft. The ships will support amphibious assault, special operations, or expeditionary warfare & humanitarian missions.

MESA Wedgetail	Joint program with Boeing to supply MESA radar antenna for AEW&C aircraft.

New York City Wireless (NYCWiN)	Provide New York City’s broadband public-safety wireless network.

National Polar-orbiting Operational Environmental Satellite System (NPOESS)	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data.

Program Name	Program Description

Space Based Infrared System (SBIRS)	Space-based surveillance systems for missile warning, missile defense, battlespace characterization and technical intelligence. SBIRS will meet United Stated infrared space surveillance needs through the next 2-3 decades.

Trailer Mounted Support System (TMSS)	Trailer Mounted Support System is a key part of the Army’s SICPS Program providing workspace, power distribution, lighting, environmental conditioning (heating and cooling) tables and a common grounding system for commanders and staff at all echelons.

Unmanned Combat Air System Carrier Demonstration (UCAS-D)	A development / demonstration contract that will design, build and test two demonstration vehicles that will conduct a carrier demonstration. The technology demonstrations are to show carrier control area operations, catapult launch, and an arrested landing of a low observable unmanned aerial vehicle.

USS Carl Vinson	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Carl Vinson (CVN 70).

Virginia-class Submarines	Construct the newest attack submarine in conjunction with Electric Boat.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term borrowings under the credit agreement, short-term investments, and long-term notes receivable. At June 30, 2009, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. The company has a modest exposure to interest rate risk resulting from two interest rate swap agreements. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2 billion credit agreement, which had no balance outstanding at June 30, 2009, or December 31, 2008, and the aforementioned interest rate swap agreements. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At June 30, 2009, and December 31, 2008, two and four interest rate swap agreements were in effect, respectively. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At June 30, 2009 and December 31, 2008, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure related to foreign currency exchange to be material to the condensed consolidated financial statements. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of June 30, 2009, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the

Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
During the six months ended June 30, 2009, no change occurred in the company’s internal controls over financial reporting that materially affected, or is likely to materially affect, the company’s internal controls over financial reporting.

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

On June 22, 2007, a putative class action was commenced against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al. filed in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and on March 10, 2008, the trial court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed that ruling to the Ninth Circuit Court of Appeals, and on May 21, 2009, the Ninth Circuit reversed the decision of the trial court, finding that there was an ambiguity in a 1998 summary plan description related to the employer funded component of the pension benefit. The Ninth Circuit remanded the matter back to the trial court for further proceedings consistent with its ruling.

As previously disclosed, on April 2, 2009, the company reached an agreement with the U.S. Government to settle two legal matters. The first matter involved potentially substantial claims by the U.S. Department of Justice and a restricted U.S. Government customer relating to certain microelectronic parts produced by the Space and Electronics Sector of former TRW Inc., now a part of the company. The second matter covered by the settlement agreement involved a lawsuit filed by the company in 1996 against the U.S. Government in the U.S. Court of Federal Claims for recovery of uncompensated performance costs, investments and a reasonable profit on the Tri-Service Standoff Attack Missile (TSSAM) program which the customer terminated for convenience. The U.S. Department of Justice valued both of these claims at $325 million, and as such, the settlement amounts for the two matters are equal and offset each other. The company had previously recorded an accrual for its settlement offer on the microelectronics parts matter. Since these matters were settled jointly and at equal values, the company recognized a gain of $99 million in the second quarter of 2009 representing the remainder of the accrued settlement offer, net of expenses. The settlement agreement did not have an impact on the company’s cash flows.

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper, and in late December 2007, the Coast Guard advised Integrated Coast Guard Systems (the contractors’ joint venture for performing the Deepwater Program, the “Joint Venture”) that the Coast Guard was seeking $96.1 million from the Joint Venture as a result of the revocation of acceptance of the eight vessels delivered under the 123-foot conversion program. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In May 2008, the Coast Guard advised the Joint Venture that the Coast Guard would support an investigation by the U.S. Department of Justice of the Joint Venture and its subcontractors instead of pursuing its $96.1 million claim independently. The Department of Justice had previously issued subpoenas related to the Deepwater Program, pursuant to which the company has provided responsive documents. On February 6, 2009, the U.S. Department of Justice notified the U.S. District Court for the Northern District of Texas that the U.S. Government “is not intervening at this time” in what was then a sealed False Claims Act complaint. On

February 12, 2009, the Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against Integrated Coast Guard Systems, Lockheed Martin Corporation and the company, relating to the 123-foot conversion effort. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

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

Based upon the available information regarding matters that are subject to U.S. Government investigations, the company believes that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company believes that the resolution of any of these various claims and legal proceedings would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. The June 2009 trial date has been vacated and a status conference has been set for late July 2009.

Other Matters
The company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 10 to the condensed consolidated financial statements in Part I, Item 1). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the District Court’s order. On August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. The company filed a Petition for Rehearing En Banc, or in the Alternative, For Panel Rehearing with the Ninth Circuit on August 27, 2008. On April 2, 2009, the Ninth Circuit denied the company’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, the company filed a motion seeking leave of court to file a complaint adding AON Risk Services, Inc. of Southern California as a defendant. Based on the current status of the litigation, no assurances can be made as to the ultimate outcome of this matter.

During 2008, the company received notification from Munich-American Risk Partners (Munich Re), the only remaining insurer within the primary layer of insurance coverage with which a resolution has not been reached, that it will pursue arbitration proceedings against the company related to approximately $19 million owed by Munich Re to Northrop Grumman Risk Management Inc. (NGRMI), a wholly-owned subsidiary of the company, for certain losses related to Hurricane Katrina. The company was subsequently notified that Munich Re also will seek reimbursement of approximately $44 million of funds previously advanced to NGRMI for payment of claim losses of which Munich Re provided reinsurance protection to NGRMI pursuant to an executed reinsurance contract, and $6 million of adjustment expenses. The company believes that NGRMI is entitled to full reimbursement of its covered losses under the reinsurance contract and has substantive defenses to the claim of Munich Re for return of the funds paid to date.

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in the company’s 2008 Annual Report on Form 10-K, updated by the Current Report on Form 8-K filed on April 22, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended June 30, 2009.

			Total Numbers of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares that May Yet
	of Shares	Average Price	Announced Plans or	Be Purchased Under the
Period	Purchased(1)	Paid per Share(2)	Programs	Plans or Programs
April 1 through April 30, 2009	1,925,172	$45.94	1,925,172	$692	million
May 1 through May 31, 2009	1,889,900	48.78	1,889,900	600	million
June 1 through June 30, 2009	1,936,600	47.41	1,936,600	508	million

Total	5,751,672	$47.37	5,751,672	$508	million(1)

(1)	On December 19, 2007, the company’s board of directors authorized a share repurchase program of up to $2.5 billion of its outstanding common stock. As of June 30, 2009, the company has $508 million remaining on this authorization for share repurchases.

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

The annual meeting of stockholders of Northrop Grumman Corporation was held May 20, 2009.

b)	Election of Directors –

The following Director nominees were elected at the annual meeting:

Lewis W. Coleman
Thomas B. Fargo
Victor H. Fazio
Donald E. Felsinger
Stephen E. Frank
Bruce S. Gordon
Madeleine Kleiner
Karl J. Krapek
Richard B. Myers
Aulana L. Peters
Kevin W. Sharer
Ronald D. Sugar

c)	The matters voted upon at the meeting and the results of each vote are as follows:

Directors	Votes For	Votes Against	Votes Abstaining
Lewis W. Coleman	270,636,112	20,460,675	1,417,192
Thomas B. Fargo	284,813,151	6,269,311	1,431,517
Victor H. Fazio	275,003,640	15,909,987	1,600,353
Donald E. Felsinger	282,941,385	7,992,455	1,580,140
Stephen E. Frank	270,523,266	20,442,951	1,547,763
Bruce S. Gordon	282,587,859	8,436,484	1,489,637
Madeleine Kleiner	282,599,131	8,286,127	1,628,722
Karl J. Krapek	280,713,679	10,034,312	1,765,989
Richard B. Myers	283,244,575	7,891,405	1,378,000
Aulana L. Peters	269,917,998	21,140,709	1,455,273
Kevin W. Sharer	278,577,445	12,489,635	1,446,899
Ronald D. Sugar	283,539,697	7,898,381	1,075,902

	Votes	Votes	Votes	Broker
	For	Against	Abstaining	Non-Votes
Ratification of the appointment of Deloitte & Touche LLP as the company’s independent auditors for 2009	288,545,389	3,091,876	876,715	0
Stockholder Proposal regarding a report on space based weapons	11,103,870	216,574,763	39,807,247	25,028,100
Stockholder Proposal regarding a vote on executive compensation	106,833,126	148,049,646	12,599,474	25,031,734
Stockholder Proposal regarding right of 10% stockholders to call a special meeting	141,028,186	124,669,859	1,787,835	25,028,100

Item 5.	Other Information

No information is required in response to this item.

Item 6.	Exhibits

*10	.1	Northrop Grumman Corporation 1993 Stock Plan for Non-Employee Directors (As Amended and Restated January 1, 2010)
*12	(a)	Computation of Ratios of Earnings to Fixed Charges
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101		Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (eXtensible Business Reporting Language); (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*		Filed with this Report
**		Furnished with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 23, 2009