Form 10-Q
period 2009-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2009-10-21
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of October 19, 2009, 313,751,726 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations	1
	Condensed Consolidated Statements of Financial Position	2
	Condensed Consolidated Statements of Cash Flows	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity	5
	Notes to Condensed Consolidated Financial Statements
	1. Basis of Presentation	6
	2. Accounting Standards Updates	7
	3. Fair Value of Financial Instruments	8
	4. Common Stock Dividends and Conversion of Preferred Stock	9
	5. Business Acquisitions and Dispositions	9
	6. Segment Information	10
	7. Earnings Per Share	11
	8. Goodwill and Other Purchased Intangible Assets	12
	9. Long-Term Debt	13
	10. Litigation	13
	11. Commitments and Contingencies	15
	12. Retirement Benefits	18
	13. Stock Compensation Plans	19
	14. Income Taxes	21
	Report of Independent Registered Public Accounting Firm	22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Overview	23
	Critical Accounting Policies, Estimates, and Judgments	24
	Consolidated Operating Results	25
	Segment Operating Results	28
	Backlog	34
	Liquidity and Capital Resources	35
	Accounting Standards Updates	37
	Forward-Looking Statements and Projections	37
	Contractual Obligations	38
	Glossary of Programs	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits	47
	Signatures	49
EX-10.3
EX-12(a)
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions, except per share amounts	2009	2008	2009	2008
Sales and Service Revenues
Product sales	$4,982	$4,808	$14,972	$14,051
Service revenues	3,744	3,573	11,031	10,682

Total sales and service revenues	8,726	8,381	26,003	24,733

Cost of Sales and Service Revenues
Cost of product sales	4,027	3,682	12,007	11,204
Cost of service revenues	3,276	3,143	9,742	9,168
General and administrative expenses	768	785	2,291	2,320

Operating income	655	771	1,963	2,041
Other (expense) income
Interest expense	(76)	(74)	(219)	(223)
Other, net	41	45	62	72

Earnings from continuing operations before income taxes	620	742	1,806	1,890
Federal and foreign income taxes	133	233	536	635

Earnings from continuing operations	487	509	1,270	1,255
Earnings from discontinued operations, net of tax	3	3	3	16

Net earnings	$490	$512	$1,273	$1,271

Basic Earnings Per Share
Continuing operations	$1.54	$1.52	$3.94	$3.72
Discontinued operations	.01	.01	.01	.05

Basic earnings per share	$1.55	$1.53	$3.95	$3.77

Weighted-average common shares outstanding, in millions	317.1	334.2	322.0	337.1

Diluted Earnings Per Share
Continuing operations	$1.52	$1.50	$3.89	$3.65
Discontinued operations	.01	.01	.01	.04

Diluted earnings per share	$1.53	$1.51	$3.90	$3.69

Weighted-average diluted shares outstanding, in millions	320.6	340.1	326.1	344.5

Net earnings (from above)	$490	$512	$1,273	$1,271
Other comprehensive income (loss)
Change in cumulative translation adjustment	20	(2)	44	6
Net unrealized gain (loss) on marketable securities
and cash flow hedges, net of tax			35	(3)
Change in unamortized benefit plan costs, net of tax	53	3	159	11

Other comprehensive income, net of tax	73	1	238	14

Comprehensive income	$563	$513	$1,511	$1,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	September 30,	December 31,
$ in millions	2009	2008
Assets
Cash and cash equivalents	$1,924	$1,504
Accounts receivable, net of progress payments	3,951	3,904
Inventoried costs, net of progress payments	1,243	1,003
Deferred tax assets	513	549
Prepaid expenses and other current assets	453	229

Total current assets	8,084	7,189
Property, plant, and equipment, net of accumulated depreciation of $4,171 in 2009 and $3,803 in 2008	4,775	4,810
Goodwill	14,526	14,518
Other purchased intangibles, net of accumulated amortization of $1,873 in 2009 and $1,795 in 2008	899	947
Pension and post-retirement plan assets	292	290
Long-term deferred tax assets	1,281	1,510
Miscellaneous other assets	988	933

Total assets	$30,845	$30,197

Liabilities
Notes payable to banks	$28	$24
Current portion of long-term debt	491	477
Trade accounts payable	1,793	1,943
Accrued employees’ compensation	1,419	1,284
Advance payments and billings in excess of costs incurred	1,977	2,036
Other current liabilities	1,562	1,660

Total current liabilities	7,270	7,424
Long-term debt, net of current portion	4,194	3,443
Pension and post-retirement plan liabilities	5,349	5,823
Other long-term liabilities	1,603	1,587

Total liabilities	18,416	18,277

Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2009 – 314,716,763; 2008 – 327,012,663	315	327
Paid-in capital	9,061	9,645
Retained earnings	6,457	5,590
Accumulated other comprehensive loss	(3,404)	(3,642)

Total shareholders’ equity	12,429	11,920

Total liabilities and shareholders’ equity	$30,845	$30,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
$ in millions	2009	2008
Operating Activities
Sources of Cash – Continuing Operations
Cash received from customers
Progress payments	$5,472	$5,465
Collections on billings	20,193	19,828
Other cash receipts	32	87

Total sources of cash – continuing operations	25,697	25,380

Uses of Cash – Continuing Operations
Cash paid to suppliers and employees	(22,717)	(22,248)
Pension contributions	(832)	(86)
Interest paid, net of interest received	(240)	(251)
Income taxes paid, net of refunds received	(675)	(569)
Excess tax benefits from stock-based compensation	(2)	(47)
Other cash payments	(29)	(8)

Total uses of cash – continuing operations	(24,495)	(23,209)

Cash provided by continuing operations	1,202	2,171
Cash provided by discontinued operations		3

Net cash provided by operating activities	1,202	2,174

Investing Activities
Proceeds from sale of business, net of cash divested		175
Payments for businesses purchased	(33)
Additions to property, plant, and equipment	(436)	(444)
Payments for outsourcing contract costs and related software costs	(58)	(100)
(Increase) decrease in restricted cash	(28)	59
Other investing activities, net	16	11

Net cash used in investing activities	(539)	(299)

Financing Activities
Net borrowings under lines of credit	4	3
Proceeds from issuance of long-term debt	850
Principal payments of long-term debt	(73)	(110)
Proceeds from exercises of stock options and issuances of common stock	29	95
Dividends paid	(405)	(395)
Excess tax benefits from stock-based compensation	2	47
Common stock repurchases	(650)	(1,462)

Net cash used in financing activities	(243)	(1,822)

Increase in cash and cash equivalents	420	53
Cash and cash equivalents, beginning of period	1,504	963

Cash and cash equivalents, end of period	$1,924	$1,016

NORTHROP GRUMMAN CORPORATION

	Nine Months Ended
	September 30
$ in millions	2009	2008
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$1,273	$1,271
Adjustments to reconcile to net cash provided by operating activities
Depreciation	428	416
Amortization of assets	113	148
Stock-based compensation	83	126
Excess tax benefits from stock-based compensation	(2)	(47)
Pre-tax gain on sale of business		(58)
Increase in
Accounts receivable	(4,741)	(4,845)
Inventoried costs	(443)	(531)
Prepaid expenses and other current assets	(39)	(43)
Increase (decrease) in
Progress payments	4,888	5,062
Accounts payable and accruals	(120)	313
Deferred income taxes	133	122
Income taxes payable	(158)	130
Retiree benefits	(208)	35
Other non-cash transactions, net	(5)	72

Cash provided by continuing operations	1,202	2,171
Cash provided by discontinued operations		3

Net cash provided by operating activities	$1,202	$2,174

Non-Cash Investing and Financing Activities
Sale of business
Liabilities assumed by purchaser		$(18)

Mandatorily redeemable convertible preferred stock converted into common stock		$350

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended
	September 30
$ in millions, except per share	2009	2008
Common Stock
At beginning of period	$327	$338
Common stock repurchased	(15)	(21)
Conversion of preferred stock		6
Employee stock awards and options	3	4

At end of period	315	327

Paid-in Capital
At beginning of period	9,645	10,661
Common stock repurchased	(648)	(1,516)
Conversion of preferred stock		344
Employee stock awards and options	64	179

At end of period	9,061	9,668

Retained Earnings
At beginning of period	5,590	7,387
Net earnings	1,273	1,271
Adoption of accounting standards updates		(3)
Dividends declared	(406)	(402)

At end of period	6,457	8,253

Accumulated Other Comprehensive Loss
At beginning of period	(3,642)	(699)
Other comprehensive income, net of tax	238	14

At end of period	(3,404)	(685)

Total shareholders’ equity	$12,429	$17,563

Cash dividends declared per share	$1.26	$1.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (SEC). These statements include all adjustments of normal recurring nature considered necessary by management for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto contained in the company’s 2008 Annual Report on Form 10-K, updated by the Current Report on Form 8-K filed on April 22, 2009 (2008 Form 10-K).

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
$ in millions	2009	2008
Cumulative translation adjustment	$54	$10
Net unrealized gain (loss) on marketable securities and cash flow hedges, net of tax (expense) benefit of $(3) as of September 30, 2009, and $20 as of December 31, 2008	3	(32)
Unamortized benefit plan costs, net of tax benefit of $2,251 as of September 30, 2009, and $2,358 as of December 31, 2008	(3,461)	(3,620)

Total accumulated other comprehensive loss	$(3,404)	$(3,642)

Subsequent Events – Management has evaluated subsequent events after the balance sheet date through October 20, 2009, for appropriate accounting and disclosure.

Financial Statement Reclassifications – Certain amounts in the prior period notes to the condensed consolidated financial statements have been reclassified to reflect the business operations realignments effective in 2009 (see Note 6).

NORTHROP GRUMMAN CORPORATION

2.	ACCOUNTING STANDARDS UPDATES

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Updates Not Yet Effective
In June 2009, an update was made to “Consolidation – Consolidation of Variable Interest Entities.” Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for the company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this update will have, if any, on the company’s consolidated financial position and results of operations when it becomes effective in 2010.

In September 2009, an update was made to “Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for the company beginning October 1, 2009. Management is currently evaluating the effect that adoption of this update will have, if any, on the company’s consolidated financial position and results of operations when it becomes effective.

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will

NORTHROP GRUMMAN CORPORATION

have, if any, on the company’s consolidated financial position and results of operations when it becomes effective in 2011.

Other Accounting Standards Updates not effective until after September 30, 2009, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Marketable Securities – The company holds a portfolio of marketable securities, primarily consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value, substantially all of which are based upon quoted market prices for identical instruments in active markets and thus considered Level 1 inputs. As of September 30, 2009, and December 31, 2008, respectively, there were marketable equity securities of $54 million and $44 million included in prepaid expenses and other current assets and $220 million and $180 million of marketable equity securities included in miscellaneous other assets.

Derivative Financial Instruments and Hedging Activities – The company utilizes derivative financial instruments in order to manage exposure to interest rate risk and foreign currency exchange rate risk. The company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Interest rate swap agreements utilize floating interest rates as an offset to the fixed-rate characteristics of certain long-term debt instruments. Foreign currency forward contracts are used to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies.

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

As of September 30, 2009, interest rate swaps with notional values totaling $400 million, and foreign currency purchase and sale forward contract agreements with notional values of $85 million and $164 million, respectively, were designated as hedging instruments. The remaining notional values outstanding at September 30, 2009, under foreign currency purchase and sale forward contracts of $27 million and $86 million, respectively, were not designated as hedging instruments.

In October 2008, the company entered into two forward-starting interest rate swaps with a notional value totaling $400 million and designated these swaps as cash flow hedges. The fair value of the forward-starting swap agreements was a $58 million liability at December 31, 2008, and was included in other current liabilities. These swaps were settled as of June 8, 2009, and the related impact on the condensed consolidated statements of operations was not material.

All other derivative fair values and related unrealized gains and losses at September 30, 2009, and December 31, 2008, were not material.

NORTHROP GRUMMAN CORPORATION

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items.

Carrying amounts and the related estimated fair values of the company’s financial instruments not recorded at fair value in the financial statements are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
$ in millions	Amount	Value	Amount	Value
Cash surrender value of life insurance policies	$239	$239	$240	$240
Long-term debt	(4,685)	(5,383)	(3,920)	(4,369)

Cash Surrender Value of Life Insurance Policies – The company maintains whole life insurance policies on a group of executives which are recorded at their cash surrender value as determined by the insurance carrier. Additionally, the company has split-dollar life insurance policies on former officers and executives from acquired businesses which are recorded at the lesser of their cash surrender value or premiums paid. The policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. Amounts associated with these policies are recorded in miscellaneous other assets in the condensed consolidated statements of financial position.

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

NORTHROP GRUMMAN CORPORATION

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

Sales and segment operating income in the tables below have been revised to reflect the above realignments for all periods presented.

During the first quarter of 2009, the company transferred certain optics and laser programs from the Information Systems segment to the Aerospace Systems segment. As the operating results of this business were not considered material, the prior year sales and segment operating income in the following tables were not reclassified to reflect this business transfer.

During the first quarter of 2008, the company recorded a pre-tax charge of $272 million for cost growth on the LHD 8 contract and an additional $54 million primarily for schedule impacts on other ships and impairment of purchased intangibles at the Gulf Coast shipyards.

The following table presents segment sales and service revenues for the three and nine months ended September 30, 2009, and 2008.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues
Aerospace Systems	$2,527	$2,417	$7,656	$7,250
Electronic Systems	1,839	1,808	5,594	5,018
Information Systems	2,513	2,410	7,589	7,220
Shipbuilding	1,650	1,451	4,549	4,403
Technical Services	692	665	2,026	1,857
Intersegment eliminations	(495)	(370)	(1,411)	(1,015)

Total sales and service revenues	$8,726	$8,381	$26,003	$24,733

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating income reconciled to total operating income for the three and nine months ended September 30, 2009, and 2008.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2009	2008	2009	2008
Operating Income
Aerospace Systems	$265	$233	$780	$721
Electronic Systems	215	261	695	671
Information Systems	206	156	633	575
Shipbuilding	113	118	211	26
Technical Services	41	39	121	110
Intersegment eliminations	(54)	(39)	(144)	(93)

Total segment operating income	786	768	2,296	2,010

Non-segment factors affecting operating income
Unallocated expense	(55)	(20)	(87)	(95)
Net pension adjustment	(72)	64	(224)	192
Royalty income adjustment	(4)	(41)	(22)	(66)

Total operating income	$655	$771	$1,963	$2,041

Unallocated Expense – Unallocated expense generally includes the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, for costs related to management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.

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

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 3.5 million shares and 4.1 million shares for the three and nine months ended September 30, 2009, respectively. The dilutive effect of these securities totaled 5.9 million shares and 7.4 million shares for the three and nine months ended September 30, 2008, respectively (including 1.5 million shares in the nine month period for the company’s mandatorily redeemable convertible preferred stock). For the nine months ended September 30, 2008, the diluted earnings per share calculation included $1 million of dividends added back to earnings and the weighted-average diluted shares outstanding included the company’s mandatorily redeemable convertible preferred stock (see Note 4).

The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2009, exclude stock options to purchase approximately 8.2 million and 10.5 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the

NORTHROP GRUMMAN CORPORATION

period. The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2008, exclude stock options to purchase approximately 2.1 million and 1.4 million shares, respectively.

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2008:

				Shares Repurchased
				(in millions)
			Total Shares	Nine Months Ended
	Amount Authorized	Average Price Per	Retired	September 30
Authorization Date	(in millions)	Share	(in millions)	2009	2008
December 19, 2007	$2,500	$61.38	36.1	14.7	21.2

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs. As of the end of the third quarter 2009, the company has $282 million remaining under this authorization for share repurchases.

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2009, were as follows:

	Balance as of				Balance as of
$ in millions	December 31, 2008	Transfers	Acquisitions	Other	September 30, 2009
Aerospace Systems	$3,748	$41	$5	$7	$3,801
Electronic Systems	2,428	(26)			2,402
Information Systems	6,399	(138)		(4)	6,257
Shipbuilding	1,141				1,141
Technical Services	802	123			925

Total	$14,518	$-	$5	$3	$14,526

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

NORTHROP GRUMMAN CORPORATION

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets:

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,672	$(1,795)	$877	$2,642	$(1,720)	$922
Other purchased intangibles	100	(78)	22	100	(75)	25

Total	$2,772	$(1,873)	$899	$2,742	$(1,795)	$947

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 21 years. Aggregate amortization expense for the three and nine months ended September 30, 2009, was $26 million and $78 million, respectively.

The table below shows expected amortization for purchased intangibles for the remainder of 2009 and for the next five years:

$ in millions
Year ending December 31
2009 (October 1 - December 31)	$25
2010	93
2011	56
2012	55
2013	45
2014	36

9.	LONG-TERM DEBT

Debt Issuance – On July 30, 2009, the company issued $350 million of 5-year and $500 million of 10-year unsecured senior obligations. Interest on the notes is payable semi-annually in arrears at fixed rates of 3.70 percent and 5.05 percent per annum, and the notes will mature on August 1, 2014, and August 1, 2019, respectively. These senior notes are subject to redemption at the company’s discretion at any time prior to maturity. The net proceeds from these notes will be used for general corporate purposes including debt repayment, acquisitions, share repurchases, pension plan funding, and working capital. On October 15, 2009, a portion of the net proceeds was used to retire $400 million of 8 percent senior debt that had matured.

10.	LITIGATION

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

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper. The Coast Guard advised

NORTHROP GRUMMAN CORPORATION

Integrated Coast Guard Systems, LLC (ICGS), which was formed by the contractors to perform the Deepwater Program, that it was seeking $96.1 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In 2008, the Coast Guard advised ICGS that the Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96.1 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. On February 12, 2009, the Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against ICGS, Lockheed Martin Corporation and the company, relating to the 123-foot conversion effort. On July 22, 2009, the three defendants moved to dismiss the complaint. On October 2, 2009, the Court denied a motion to dismiss by defendants as moot because it granted leave for plaintiff to file an amended complaint and set a trial date of November 1, 2010. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

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

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. The June 2009 trial date was vacated and a status conference has been set for mid-November 2009.

The U.S. District Court for the Central District of California consolidated two separately filed Employee Retirement Income Security Act (ERISA) lawsuits, which the plaintiffs seek to have certified as class actions, into the In Re Northrop Grumman Corporation ERISA Litigation. On August 7, 2007, the District Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On September 8, 2009, the Ninth Circuit vacated the Order denying class certification, remanded the issue to the District Court for further consideration, and ordered that the case be reassigned to a different judge. The company believes that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On June 22, 2007, a putative class action was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et

NORTHROP GRUMMAN CORPORATION

al. v. Northrop Grumman Pension Plan, etc., et al., in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008 the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the employer funded component of the pension benefit.

Insurance Recovery – The company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 11). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the District Court’s order. On August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. The company filed a Petition for Rehearing En Banc, or in the Alternative, For Panel Rehearing with the Ninth Circuit on August 27, 2008. On April 2, 2009, the Ninth Circuit denied the company’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, the company filed a motion seeking leave of court to file a complaint adding AON Risk Services, Inc. of Southern California as a defendant. On July 1, 2009, FM Global filed a motion for partial summary judgment seeking a determination that the California efficient proximate cause doctrine is not applicable or that it affords no coverage under the policy. Both motions have been fully briefed and argued. Based on the current status of the litigation, no assurances can be made as to the ultimate outcome of this matter.

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

11.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as contract changes, negotiated settlements, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based

NORTHROP GRUMMAN CORPORATION

upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2009, the recognized amounts related to the aforementioned items are not material individually or in the aggregate.

In conjunction with its second quarter 2009 review of contract cost estimates to reflect costs for improved design, engineering, production and quality processes and the weld inspections undertaken as a result of leaks discovered in the USS San Antonio’s (LPD17) lube oil system, the company’s Gulf Coast Shipbuilding operations began conducting an assessment of a quality issue relating to certain pipe welds that could affect ships currently in production and previously delivered. The company is currently working with its customers to determine the extent of rework that will be required to satisfactorily resolve this issue. Based on information available to date, including ongoing technical analysis of the issue, the company does not believe that this matter will have a material adverse effect upon its consolidated financial position, results of operations or cash flows.

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees performance obligations of its subsidiaries under certain contracts. In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally aims to limit its exposure to its subsidiary’s investment in the Business Arrangement, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangement and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangement. At September 30, 2009, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters – In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. These accruals do not include any litigation costs related to environmental matters. To assess the potential impact on the company’s consolidated financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2009, the range of reasonably possible future costs for environmental remediation sites is $242 million to $466 million, of which $291 million is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. Based upon the available information, the company believes that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

NORTHROP GRUMMAN CORPORATION

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

In August 2005, the company’s Gulf Coast operations were significantly impacted by Hurricane Katrina and the company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. As of the date of the storm, the company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The company has recovered a portion of its Hurricane Katrina claim and expects that its remaining claim will be resolved separately with the two remaining insurers, including FM Global and Munich Re (See Note 10).

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

Co-Operative Agreements – In 2003, Shipbuilding executed agreements with the states of Mississippi and Louisiana whereby Shipbuilding leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Shipbuilding to these states. As of September 30, 2009, Shipbuilding has fully met its obligations under the Mississippi agreement and has met all but one requirement under the Louisiana agreement. Failure by Shipbuilding to meet the remaining Louisiana commitment would result in reimbursement by Shipbuilding to Louisiana in accordance with the agreement. As of September 30, 2009, Shipbuilding expects that the remaining commitment under the Louisiana agreement will be met based on its most recent business plan.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At September 30, 2009, there were $532 million of unused stand-by letters of credit, $133 million of bank guarantees, and $451 million of surety bonds outstanding.

The company has also guaranteed a $200 million loan made to Shipbuilding in connection with the Gulf Opportunity Zone Industrial Revenue Bonds issued in December 2006. Under the loan agreement, the company guaranteed repayment of the principal and interest to the trustee and the underlying bondholders.

NORTHROP GRUMMAN CORPORATION

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

U.S. Government Claims – Annually, the company files cost submissions to the U.S. Government to support its claimed amounts of overhead, home office and other indirect costs. On occasion, these cost submissions result in questioned costs, claims and or penalty assertions by the U.S. Government which give rise to dispute resolution in various forms. The company believes it has adequately provided for the ultimate outcome of any such matters based on, among other considerations, its assessment of the relevant government regulations. The company does not believe that the outcome of any such matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations and net of immaterial amounts of sublease rental income, for the three and nine months ended September 30, 2009, was $148 million and $432 million, respectively, and $164 million and $465 million, respectively, for the three and nine months ended September 30, 2008.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

12.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefit		Benefits		Life Benefits
$ in millions	2009	2008	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$166	$181	$13	$14	$495	$542	$37	$41
Interest cost	336	334	40	41	1,010	1,002	122	124
Expected return on plan assets	(388)	(474)	(12)	(16)	(1,166)	(1,423)	(36)	(48)
Amortization of:
Prior service cost (credit)	11	10	(15)	(17)	35	30	(45)	(49)
Net loss from previous years	85	6	7	6	255	19	21	17

Net periodic benefit cost	$210	$57	$33	$28	$629	$170	$99	$85

Defined contribution plans cost	$89	$78			$249	$228

Employer Contributions – As of September 30, 2009, contributions of $832 million and $121 million have been made to the company’s pension plans and its medical and life benefit plans, respectively, including voluntary pension contributions totaling $800 million. The company does not expect to make any additional voluntary contributions in 2009.

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, including certain bargaining unit employees. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. Certain hourly employees are covered under a target benefit plan. The company also participates in a multiemployer plan

NORTHROP GRUMMAN CORPORATION

for certain of the company’s union employees. In addition to the 401(k) defined contribution benefit plan, non-represented employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan.

13.	STOCK COMPENSATION PLANS

At September 30, 2009, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee Directors, as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

Compensation Expense
Total pre-tax stock-based compensation expense for the nine months ended September 30, 2009, and 2008, was $79 million, and $126 million, respectively, of which $15 million and $12 million related to Stock Options and $64 million and $114 million, related to Stock Awards, respectively. Tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation during the nine months ended September 30, 2009, and 2008, were $31 million and $49 million, respectively. In addition, the company realized tax benefits of $2 million and $25 million from the exercise of Stock Options and $47 million and $99 million from the issuance of Stock Awards in the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, there was $187 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $26 million relates to Stock Options and $161 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 1.5 years.

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

The significant weighted-average assumptions relating to the valuation of the company’s Stock Options for the nine months ended September 30, 2009, and 2008, were as follows:

	2009	2008
Dividend yield	3.6%	1.8%
Volatility rate	25%	20%
Risk-free interest rate	1.7%	2.8%
Expected option life (years)	6	6

The weighted-average grant date fair value of Stock Options granted during the nine months ended September 30, 2009, and 2008, was $7 and $15, per share, respectively.

NORTHROP GRUMMAN CORPORATION

Stock Option activity for the nine months ended September 30, 2009, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2009	13,481	$54	4.2 years	$18
Granted	2,711	45
Exercised	(739)	41
Cancelled and forfeited	(482)	55

Outstanding at September 30, 2009	14,971	$53	4.0 years	$55

Vested and expected to vest in the
future at September 30, 2009	14,780	$53	4.0 years	$55

Exercisable at September 30, 2009	11,151	$53	3.2 years	$37

Available for grant at September 30, 2009	8,908

The total intrinsic value of options exercised during the nine months ended September 30, 2009, and 2008, was $6 million and $63 million, respectively. Intrinsic value is measured as the excess of the fair market value at the date of exercise (for options exercised) or at September 30, 2009 (for outstanding options), over the applicable exercise price.

Stock Awards
Compensation expense for Stock Awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of Stock Awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. In the table below, the share adjustment resulting from the final performance measure is considered granted in the period that the related grant is vested. During the nine months ended September 30, 2009, 2.5 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $111 million and a grant date fair value of $161 million. During the nine months ended September 30, 2008, 2.9 million shares of common stock were issued to employees in settlement of prior year stock awards that were fully vested, with a total value upon issuance of $233 million and a grant date fair value of $155 million. There were 1.6 million Stock Awards granted in the nine months ended September 30, 2008, with a weighted-average grant date fair value of $74 per share.

Stock Award activity for the nine months ended September 30, 2009, was as follows:

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2009	3,276	$75	1.4 years
Granted (including performance adjustment on shares vested)	2,356	45
Vested	(185)	66
Forfeited	(259)	69

Outstanding at September 30, 2009	5,188	$62	1.4 years

Available for grant at September 30, 2009	2,412

NORTHROP GRUMMAN CORPORATION

14.	INCOME TAXES

The company’s effective tax rates on income from continuing operations were 21.5 percent and 29.7 percent for the three and nine months ended September 30, 2009, and 31.4 percent and 33.6 percent for the same periods in 2008.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is currently conducting an examination of the company’s 2004-2006 tax returns. In addition, open tax years related to state and foreign jurisdictions remain subject to examination, but are not material.

In the third quarter of 2009, the company reached a final settlement with the IRS Office of Appeals on all of the remaining issues from the IRS’ examination of the company’s tax returns for the years ended 2001-2003. Also during the quarter, the company recognized additional provisions for uncertain tax positions relating to newly identified issues for prior year tax returns still open for examination. As a result of the settlement and the provisions, the company recognized net tax benefits of approximately $75 million during the quarter.

During the third quarter of 2008, the company recognized net tax benefits of $21 million, which were primarily attributable to a settlement reached with the IRS’ Joint Committee on Taxation with respect to the audit of TRW 1999 – 2002 tax returns. As a result, the company reduced its liability for uncertain tax positions by $126 million, including $44 million of previously accrued interest, $95 million of which was recorded as a reduction of goodwill.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Northrop Grumman
Corporation Los Angeles, California

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009, and 2008, and of cash flows and of changes in shareholders’ equity for the nine-month periods ended September 30, 2009, and 2008. These interim financial statements are the responsibility of the Corporation’s management.

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
October 20, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the company’s 2008 Annual Report on Form 10-K, updated by the Current Report on Form 8-K filed on April 22, 2009 (2008 Form 10-K), filed with the Securities and Exchange Commission, which provides a more thorough discussion of the company’s products and services, industry outlook, and business trends. See discussion of consolidated operating results starting on page 25 and discussion of segment operating results starting on page 28.

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

Economic Opportunities, Challenges, and Risks – Congress will soon be finalizing the fiscal year 2010 budgets for the DoD and other federal agencies, providing program-specific allocations and a blueprint for defense spending in the coming years. Following an overhaul by the Secretary of Defense of weapons priorities to reorient the Pentagon toward winning unconventional conflicts, the fiscal year 2010 defense budget that Congress ultimately produces will likely reflect more investment in non-traditional, irregular capabilities. The fiscal year 2011 defense budget, being currently developed in concert with the 2010 Quadrennial Defense Review, will provide additional guidance on longer-term priorities and plans. Given the current focus on irregular warfare, the company expects an increase in investments for intelligence, surveillance and reconnaissance (ISR) platforms and systems – including unmanned, cyber-security, and information collection, processing, and distribution to enable the warfighter to make more accurate and timely decisions. Battlefield lessons from Iraq and Afghanistan should influence force structure and spending decisions as the DoD looks to enhance current readiness. Many allied countries are focusing their development and procurement efforts on advanced electronics and information systems capabilities to enhance their interoperability with U.S. forces. While this budget will likely begin to slow the growth of military program spending, the size of future U.S. and international defense budgets is expected to remain responsive to the international security environment. The fiscal year 2010 budget submitted by the President of the United States requests $533.7 billion in discretionary authority for the DoD base budget, representing approximately a 4 percent increase over the fiscal 2009 appropriated level. The 2010 budget includes reductions in certain programs in which the company participates or for which the company expects to compete. However, the company believes that spending on recapitalization and modernization of homeland security and defense assets will continue to be a national priority, with particular emphasis on areas involving intelligence, persistent surveillance, directed energy systems, cyber-security, energy-saving technologies and non-conventional warfare capabilities.

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules – The CAS Board published an Advance Notice of Proposed Rulemaking (ANPRM) on September 2, 2008 and has indicated it will issue a Notice of Proposed Rulemaking (NPRM), the last published proposed version in the rulemaking process prior to the issuance of a final CAS rule. The ANPRM described a framework which would partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) requirements. The ANPRM included provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement. After the PPA effective date for “eligible government contractors” (including Northrop Grumman), which were granted a delay in their PPA effective date, the proposed rule would partially mitigate the near-term mismatch between PPA-amended ERISA minimum contribution requirements which would not yet be recoverable under CAS. However, unless provisions in the ANPRM are revised in the final rule, government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between required contributions and the CAS recoverable pension costs. It is anticipated that contractors will be entitled to seek an equitable adjustment to prices of previously negotiated contracts subject to CAS for increased contract costs which result from mandatory changes required by the final rule.

Certain notable events or activities during 2009 included the following:

Notable events for the three months ended September 30, 2009

■	Awarded a contract valued up to $2.4 billion contract for USS Theodore Roosevelt refueling and complex overhaul.
■	Launched two Space Tracking and Surveillance System (STSS) Demonstrator satellites aboard a Delta II rocket.
■	Delivered Dewey (DDG 105) and New York (LPD 21) to the U.S. Navy.
■	Completed National Security Cutter Waesche builders’ sea trials.
■	Contributed voluntary pension pre-funding amounts totaling $586 million.
■	Issued $850 million of unsecured senior obligations – see page 36.
■	Reached final settlement with the Internal Revenue Service (IRS) Office of Appeals on tax returns for the years ended 2001 – 2003.

Notable events for the nine months ended September 30, 2009

■	Delivered Makin Island (LHD 8) to the U.S. Navy.
■	Completed New York (LPD 21) builder’s sea trials.
■	Completed USS Carl Vinson (CVN 70) initial sea trials and re-delivered to the U.S. Navy.
■	Delivered USS George H. W. Bush (CVN 77) to the U.S. Navy.
■	Contributed voluntary pension pre-funding amounts totaling $800 million.
■	Repurchased 14.7 million common shares for $663 million.
■	Jointly settled the Department of Justice microelectronics claim and the company’s claim against the U.S. Government for the termination of the TSSAM program at no cost to the company.
■	Reduced backlog by $5.1 billion due to termination for convenience of the Kinetic Energy Interceptor program – see page 34.
■	Increased quarterly common stock dividend from $.40 per share to $.43 per share.
■	Streamlined the company’s organizational structure from seven to five operating segments.
■	Realigned certain logistics, services, and technical support programs and assets from Information Systems and Electronic Systems to Technical Services.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

There have been no material changes to the company’s critical accounting policies, estimates, or judgments from those discussed in the company’s 2008 Form 10-K.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions, except per share	2009	2008	2009	2008
Sales and service revenues	$8,726	$8,381	$26,003	$24,733
Cost of sales and service revenues	7,303	6,825	21,749	20,372
General and administrative expenses	768	785	2,291	2,320
Operating income	655	771	1,963	2,041
Interest expense	(76)	(74)	(219)	(223)
Other, net	41	45	62	72
Federal and foreign income taxes	133	233	536	635
Diluted earnings per share from continuing operations	1.52	1.50	3.89	3.65
Net cash provided by operating activities	544	1,373	1,202	2,174

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2009	2008	2009	2008
Product sales	$4,982	$4,808	$14,972	$14,051
Service revenues	3,744	3,573	11,031	10,682

Sales and service revenues	$8,726	$8,381	$26,003	$24,733

Sales and service revenues for the three and nine months ended September 30, 2009, increased $345 million and $1.3 billion, respectively, as compared with the same periods in 2008, reflecting higher sales in all operating segments. See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues
Cost of sales and service revenues is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2009	2008	2009	2008
Cost of Sales and Service Revenues
Cost of product sales	$4,027	$3,682	$12,007	$11,204
% of product sales	80.8%	76.6%	80.2%	79.7%
Cost of service revenues	3,276	3,143	9,742	9,168
% of service revenues	87.5%	88.0%	88.3%	85.8%
General and administrative expenses	768	785	2,291	2,320
% of total sales and service revenues	8.8%	9.4%	8.8%	9.4%

Cost of sales and service revenues	$8,071	$7,610	$24,040	$22,692

Cost of Product Sales and Service Revenues – The increase in cost of product sales as a percentage of product sales for the three months ended September 30, 2009, as compared with the same period in 2008, is primarily due to higher pension costs and lower program performance at Electronic Systems and Shipbuilding. The increase in cost of product sales as a percentage of product sales for the nine months ended September 30, 2009, as compared with the same period in 2008, is primarily due to higher pension costs, partially offset by improved program performance at Shipbuilding.

The decrease in cost of service revenues as a percentage of service revenues for the three months ended September 30, 2009, as compared with the same period in 2008, is primarily due to higher program performance at Information Systems and Technical Systems. The increase in cost of service revenue as a percentage of service revenues for the nine months ended September 30, 2009, as compared with the same period in 2008, is primarily due to higher pension costs, partially offset by performance improvements at Information Systems and Technical Services. See the Segment Operating Results section below for further information.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations. General and administrative expenses as a percentage of total sales and service revenues decreased from 9.4 percent for the three and nine months ended September 30, 2008, to 8.8 percent for the comparable periods in 2009 primarily due to lower corporate overhead costs and for the nine month period, a gain resulting from a legal settlement.

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

Management of the company internally manages its operations by reference to “segment operating income.” Segment operating income is defined as operating income before unallocated expenses and net pension adjustment, neither of which affect the segments, and the reversal of royalty income, which is classified as other income for financial reporting purposes. Segment operating income is one of the key metrics management uses to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under U.S. generally accepted accounting principles (U.S. GAAP), and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating income to total operating income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2009	2008	2009	2008
Segment operating income	$786	$768	$2,296	$2,010
Unallocated expense	(55)	(20)	(87)	(95)
Net pension adjustment	(72)	64	(224)	192
Royalty income adjustment	(4)	(41)	(22)	(66)

Total operating income	$655	$771	$1,963	$2,041

Segment Operating Income – Segment operating income for the three months ended September 30, 2009, increased $18 million, or 2 percent, as compared with the same period in 2008. Segment operating income was 9.0 percent and 9.2 percent of sales and service revenues for the three months ended September 30, 2009, and 2008, respectively. The increase in segment operating income is primarily due to higher operating income in Information Systems and Aerospace Systems, partially offset by lower operating income in Electronic Systems. See the Segment Operating Results section below for further information.

Segment operating income for the nine months ended September 30, 2009, increased $286 million, or 14 percent, as compared with the same period in 2008. Segment operating income was 8.8 percent and 8.1 percent of sales and service revenues for the nine months ended September 30, 2009, and 2008, respectively. The increase in segment operating income is primarily due to higher operating income in all operating segments. The 2008 operating income includes a $57 million negative performance adjustment in Information Systems, partially offset by $60 million royalty income from patent infringement settlements in Electronic Systems. Operating income also reflects lower negative performance adjustments in Shipbuilding of $127 million in 2009 as compared with $326 million in 2008. See the Segment Operating Results section below for further information.

Unallocated Expense – Unallocated expense generally includes the portion of corporate expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation (FAR), and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated expense for the three months ended September 30, 2009, increased $35 million from $20 million for the same period in 2008, primarily due to higher costs related to increased environmental remediation accruals and post-retirement employee benefits. Unallocated expenses for the nine months ended September 30, 2009, decreased $8 million, or 8 percent, as compared with the same period in 2008, primarily due to a gain resulting from a legal settlement, net of legal provisions and related expenses, partially offset by higher costs related to environmental remediation and post-retirement employee benefits.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with U.S. GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended September 30, 2009, and 2008, pension expense determined in accordance with U.S. GAAP was $210 million and $57 million, respectively, and pension expense determined in accordance with CAS was $138 million and $121 million, respectively. For the nine months ended September 30, 2009, and 2008, pension expense determined in accordance with U.S. GAAP was $629 million and $170 million, respectively, and pension expense determined in accordance with CAS was $405 million and $362 million, respectively. The increases in U.S. GAAP and CAS pension expense are primarily the result of negative returns on plan assets in 2008.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. See Other, net below.

Interest Expense
Interest expense for the three months ended September 30, 2009, increased $2 million as compared with the same period in 2008, primarily due to interest related to $850 million in unsecured senior notes issued in July 2009. Interest expense for the nine months ended September 30, 2009, decreased $4 million as compared with the same period in 2008. The decrease is primarily due to lower interest rates from the interest rate swaps and lower average debt balance.

Other, net
Other, net for the three and nine months ended September 30, 2009, decreased $4 million and $10 million, respectively, as compared with the same periods in 2008. The decreases are primarily due to 2008 royalty income of $40 million and $60 million (for the three and nine month periods, respectively) as a result of patent infringement settlements, partially offset by positive mark-to-market adjustments on investments in marketable securities used as a funding source for nonqualified employee benefit plans and a gain for the recovery of a loan to an affiliate.

Federal and Foreign Income Taxes
The company’s effective tax rate on earnings from continuing operations for the three months ended September 30, 2009, was 21.5 percent compared with 31.4 percent for the same period in 2008. For the nine months ended September 30, 2009, the company’s effective tax rate on earnings from continuing operations was 29.7 percent compared with 33.6 percent for the same period in 2008. In the third quarter of 2009, the company recognized net tax benefits of approximately $75 million primarily as a result of a final settlement with the Internal Revenue Service (IRS) Office of Appeals related to the company’s tax returns for the years ended 2001-2003. In the third quarter of 2008, the company recognized net tax benefits of $21 million, which were primarily attributable to a settlement agreement with the IRS’ Joint Committee on Taxation with respect to the audit of TRW’s 1999 – 2002 tax returns.

Discontinued Operations
Discontinued operations for the three and nine months ended September 30, 2008, represents the net operating results of the Electro-Optical Systems business formerly reported in the Electronic Systems segment. See Note 5 to the condensed consolidated financial statements in Part I, Item 1.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended September 30, 2009, were $1.52 per share, as compared with $1.50 per share in the same period in 2008. Earnings per share are based on weighted average diluted shares outstanding of 320.6 million for the three months ended September 30, 2009, and 340.1 million for the same period in 2008.

Diluted earnings per share from continuing operations for the nine months ended September 30, 2009, were $3.89 per share, as compared with $3.65 per share in the same period in 2008. Earnings per share are based on weighted average diluted shares outstanding of 326.1 million for the nine months ended September 30, 2009, and 344.5 million for the same period in 2008. See Note 7 to the condensed consolidated financial statements in Part I, Item 1.

Net Cash Provided by Operating Activities
For the three months ended September 30, 2009, net cash provided by operating activities was $544 million as compared with $1.4 billion for the same period in 2008. The decrease of $829 million was primarily due to voluntary pension contributions of $586 million and higher trade working capital requirements in the 2009 period.

For the nine months ended September 30, 2009, net cash provided by operating activities was $1.2 billion as compared with $2.2 billion for the same period in 2008. The decrease of $972 million was primarily due to voluntary pension contributions of $800 million and higher trade working capital requirements in the 2009 period.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues
Aerospace Systems	$2,527	$2,417	$7,656	$7,250
Electronic Systems	1,839	1,808	5,594	5,018
Information Systems	2,513	2,410	7,589	7,220
Shipbuilding	1,650	1,451	4,549	4,403
Technical Services	692	665	2,026	1,857
Intersegment eliminations	(495)	(370)	(1,411)	(1,015)

Total sales and service revenues	$8,726	$8,381	$26,003	$24,733

Segment Operating Income
Aerospace Systems	$265	$233	$780	$721
Electronic Systems	215	261	695	671
Information Systems	206	156	633	575
Shipbuilding	113	118	211	26
Technical Services	41	39	121	110
Intersegment eliminations	(54)	(39)	(144)	(93)

Total segment operating income	$786	$768	$2,296	$2,010

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

Sales and Service Revenues – Period-to-period sales reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Unless otherwise described, volume generally refers to increases (or decreases) in reported revenues incurred due to varying production activity levels, delivery rates, or service levels on individual contracts. Volume changes will typically carry a corresponding operating income change based on the margin rate for a particular contract.

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

Contract Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page 38.

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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues	$2,527	$2,417	$7,656	$7,250
Segment Operating Income	265	233	780	721
As a percentage of segment sales	10.5%	9.6%	10.2%	9.9%

Sales and Service Revenues
Aerospace Systems revenue for the three months ended September 30, 2009, increased $110 million, or 5 percent, as compared with the same period in 2008. The increase is primarily due to $76 million higher sales in BM&ES, $49 million higher sales in SS, and $7 million higher sales in AP&T, partially offset by $18 million lower sales in S&SS. The increase in BM&ES is primarily due to higher sales volume on the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System, the E-2D Advanced Hawkeye, and the EA-18G programs, partially offset by lower sales volume on the E-2C as the program is nearing completion. The increase in SS is primarily due to the ramp-up of certain restricted programs awarded in 2008, partially offset by decreased sales volume on the National Polar-orbiting Operational Environmental Satellite System (NPOESS) and the cancellation of the Transformational Satellite Communications System (TSAT) program. The increase in AP&T is due to higher sales volume associated with the Navy Unmanned Combat Air System (N-UCAS) program, partially offset by lower sales volume on restricted programs. The decrease in S&SS is due to decreased activity on the Kinetic Energy Interceptor (KEI) program, which was terminated for convenience, and the Intercontinental Ballistic Missile (ICBM) program, partially offset by higher sales volume on the Global Hawk High-Altitude Long-Endurance (HALE) Systems and B-2 programs.

Aerospace Systems revenue for the nine months ended September 30, 2009, increased $406 million, or 6 percent, as compared with the same period in 2008. The increase is primarily due to $151 million higher sales in SS, $147 million higher sales in S&SS, $99 million higher sales in BM&ES, and $22 million higher sales in AP&T. The increase in SS is primarily due to the ramp-up of certain restricted programs awarded in 2008, partially offset by lower volume on NPOESS and cancellation of the TSAT program. The increase in S&SS is primarily due to higher sales volume associated with increased deliveries and ramp-up on production of manned and unmanned aircraft programs, such as the F-35 low rate initial production (LRIP), Global Hawk HALE Systems, F/A-18, and B-2 programs, partially offset by decreased activity on the ICBM program and termination of the KEI program. The increase at BM&ES is due to higher sales volume on the BAMS Unmanned Aircraft System, EA-18G, and Joint Surveillance Target Attack Radar Ssystem (Joint STARS) programs, partially offset by lower sales volume driven by the completion of deliveries on the EA-6B and the winding down of the E-2C program. The increase in AP&T is due to higher sales volume associated with the N-UCAS program, partially offset by the termination of the Air Mobility Tanker program in the fourth quarter of 2008 and lower sales volume on the Airborne Laser as the program transitions from the hardware integration phase to test phase.

Segment Operating Income
Operating income at Aerospace Systems for the three months ended September 30, 2009, increased $32 million, or 14 percent, as compared with the same period in 2008. The increase was due to $20 million of improved program performance, primarily in S&SS, and $12 million from the higher sales volume discussed above.

Operating income at Aerospace Systems for the nine months ended September 30, 2009, increased $59 million, or 8 percent, as compared with the same period in 2008. The increase is primarily due to $41 million from the higher sales volume discussed above and $18 million of improved program performance primarily in S&SS.

ELECTRONIC SYSTEMS

Business Description
Electronic Systems is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronic Systems provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air and missile defense, communications, mail processing, biochemical detection, ship bridge control and radar, ship machinery controls, and shipboard components. The segment is composed of seven areas of business: Aerospace Systems (AS); Defensive Systems (DS); Government Systems (GS); Land Forces (LF); Naval & Marine Systems (N&MS); Navigation Systems (NS); and Space & Intelligence, Surveillance & Reconnaissance (Space & ISR) Systems.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues	$1,839	$1,808	$5,594	$5,018
Segment Operating Income	215	261	695	671
As a percentage of segment sales	11.7%	14.4%	12.4%	13.4%

Sales and Service Revenues
Electronic Systems revenue for the three months ended September 30, 2009, increased $31 million, or 2 percent, as compared with the same period in 2008. The increase is primarily due to $80 million higher sales in AS, $35 million higher sales in DS, and $11 million higher sales in Space & ISR Systems, partially offset by $41 million lower sales in GS. The increase in AS is due to higher volume on the F-35 LRIP and intercompany programs. The increase in DS is due to higher deliveries associated with the Large Aircraft Infrared Countermeasures (LAIRCM) Indefinite Delivery Indefinite Quality (IDIQ) program. The increase in Space & ISR Systems is due to higher volume on the Space Based Infrared System (SBIRS) follow-on program. The decrease in GS is due to lower volume on postal automation programs.

Electronic Systems revenue for the nine months ended September 30, 2009, increased $576 million, or 11 percent, as compared with the same period in 2008. The increase is primarily due to $176 million higher sales in AS, $154 million higher sales in DS, $129 million higher sales in Space & ISR Systems and $63 million higher sales in N&MS. The increase in AS is due to higher volume on the F-35 LRIP, B-52 Sustainment and intercompany programs. The increase in DS is due to higher deliveries associated with the LAIRCM IDIQ. The increase in Space & ISR Systems is due to higher volume on the SBIRS follow-on program. The increase in N&MS is due to higher volume on power and propulsion systems for the Virginia-class submarine program.

Segment Operating Income
Operating income at Electronic Systems for the three months ended September 30, 2009, decreased $46 million, or 18 percent, as compared with the same period in 2008, and as a percentage of revenues decreased 270 basis points. The decrease is primarily attributable to lower performance in GS, principally due to the Flats Sequencing System (FSS) program, partially offset by performance improvements on a number of AS contracts. Operating income in 2008 includes royalty income of $40 million from patent infringement settlements.

Operating income at Electronic Systems for the nine months ended September 30, 2009, increased $24 million, or 4 percent, as compared with the same period in 2008, and as a percentage of revenues decreased 100 basis points. The increase is due to $72 million from the higher sales volume discussed above, partially offset by $48 million lower net performance results. The decrease in performance results is primarily due to lower performance in GS, principally due to the FSS program, partially offset by performance improvements on a number of AS contracts. Operating income in 2008 includes royalty income of $60 million from patent infringement settlements and a $20 million charge for the company’s MESA Wedgetail radar program.

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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues	$2,513	$2,410	$7,589	$7,220
Segment Operating Income	206	156	633	575
As a percentage of segment sales	8.2%	6.5%	8.3%	8.0%

Sales and Service Revenues
Information Systems revenue for the three months ended September 30, 2009, increased $103 million, or 4 percent, as compared with the same period in 2008. The increase is primarily due to $59 million higher sales in DSD and $43 million higher sales in ISD, partially offset by $23 million lower sales in ASD. The increase in DSD is primarily driven by ramp-up on Battlefield Airborne Communications Node (BACN) program activities and higher revenues on the Trailer Mounted Support System (TMSS). The increase in ISD is primarily due to program growth on the Counter Narco-Terrorism Program Office (CNTPO), Electronic Intelligence Modernization (EMOD) Information Management & Storage (IM&S), and restricted programs, as well as additional revenues from 3001 International, Inc. (3001 Inc.), which was acquired in the fourth quarter of 2008, partially offset by lower volume on the Navstar Global Positioning System Operational Control Segment (GPS OCX) program. The decrease in ASD is primarily driven by lower volume on restricted programs.

Information Systems revenue for the nine months ended September 30, 2009, increased $369 million, or 5 percent, as compared with the same period in 2008. The increase is primarily due to $231 million higher sales in ISD, and $223 million higher sales in DSD, partially offset by $107 million lower sales in CSD. The increase in ISD is primarily due to program growth on the CNTPO, Guardrail Common Sensor System IDIQ, and restricted programs, as well as additional revenues from 3001 Inc., which was acquired in the fourth quarter of 2008, partially offset by lower volume on the GPS OCX program. The increase in DSD is primarily driven by higher revenues on the TMSS, Airborne and Maritime/Fixed Stations Joint Tactical Radio Systems, BACN, and Integrated Base Defense Security System programs. The decrease in CSD is primarily due to lower volume on NYCWiN, as well as program completions and lower volume for state and local programs.

Segment Operating Income
Operating income at Information Systems for the three months ended September 30, 2009, increased $50 million, or 32 percent, as compared with the same period in 2008, and as a percentage of revenue increased 170 basis points. The increase is primarily due to higher net performance results. Operating income in 2008 includes a negative performance adjustment of $57 million on the NYCWiN program.

Operating income at Information Systems for the nine months ended September 30, 2009, increased $58 million, or 10 percent, as compared with the same period in 2008. The increase is due to $31 million from the higher sales volume discussed above and $27 million higher net performance results. The increase in performance results is primarily due to the 2008 negative performance adjustment on the NYCWiN program.

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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues	$1,650	$1,451	$4,549	$4,403
Segment Operating Income	113	118	211	26
As a percentage of segment sales	6.8%	8.1%	4.6%	0.6%

Sales and Service Revenues
Shipbuilding revenue for the three months ended September 30, 2009, increased $199 million, or 14 percent, as compared with the same period in 2008. The increase is primarily due to $124 million higher sales in Expeditionary Warfare, $48 million higher sales in Submarines, and $35 million higher sales in Surface Combatants. The increase in Expeditionary Warfare is primarily due to higher sales volume in the LPD program due to production ramp-ups. The increase in Submarines is primarily due to higher sales volume on the construction of the Virginia-class submarines. The increase in Surface combatants is primarily due to higher sales volume on the DDG 51 and DDG 1000 programs.

Shipbuilding revenue for the nine months ended September 30, 2009, increased $146 million, or 3 percent, as compared with the same period in 2008. The increase is primarily due to $132 million higher sales in Submarines and $70 million higher sales in Expeditionary Warfare, partially offset by $41 million lower sales in Surface Combatants. The increase in Submarines is primarily due to higher sales volume on the construction of the Virginia-class submarines. The increase in Expeditionary Warfare is due to higher sales volume in the LPD program due to production ramp-ups and the first quarter 2008 sales adjustment of $134 million on the LHD 8 program, partially offset by the second quarter 2009 revenue reduction on the LPD-class ships and LHA 6 and delivery of the LHD 8. The decrease in Surface Combatants is primarily due to lower sales volume on the DDG 51 program.

Segment Operating Income
Operating income at Shipbuilding for the three months ended September 30, 2009, decreased $5 million, or 4 percent, as compared with the same period in 2008, and as a percentage of revenues decreased 130 basis points. The decrease is due to $19 million lower performance results, partially offset by $14 million from the higher sales volume discussed above. The decrease in performance results is primarily due to third quarter 2008 net favorable adjustments on various programs.

Operating income at Shipbuilding for the nine months ended September 30, 2009, was $211 million as compared with $26 million for the same period in 2008, and as a percentage of revenues increased 400 basis points. The $185 million increase is primarily due to lower negative performance adjustments in Surface Combatants and Expeditionary Warfare of $127 million in 2009 as compared with $326 million in 2008.

TECHNICAL SERVICES

Business Description
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, while also providing a wide array of technical services, including training and simulation. The segment consists of three areas of business: Systems Support (SSG); Training & Simulation (TSG); and Life Cycle Optimization & Engineering (LCOE).

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2009	2008	2009	2008
Sales and Service Revenues	$692	$665	$2,026	$1,857
Segment Operating Income	41	39	121	110
As a percentage of segment sales	5.9%	5.9%	6.0%	5.9%

Sales and Service Revenues
Technical Services revenue for the three months ended September 30, 2009, increased $27 million, or 4 percent, as compared with the same period in 2008. The increase is primarily due to $51 million higher sales in LCOE and $18 million higher sales in TSG, partially offset by $41 million lower sales for SSG. The increase in LCOE is due to increased task orders for the CNTPO program and higher demand on the unmanned aerial systems Hunter Contractor Logistics Support (CLS) program in support of the DoD’s surge in intelligence, surveillance and reconnaissance (ISR) initiatives. The increase in TSG is due to higher volume on various training and simulation programs including the Joint Warfighting Center Support (JWFC), Global Linguistic Solutions (GLS) and African Contingency Operations Training Assistance (ACOTA) programs. The decrease in SSG is primarily due to the completion of the Joint Base Operations Support (JBOSC) program in 2008.

Technical Services revenue for the nine months ended September 30, 2009, increased $169 million, or 9 percent, as compared with the same period in 2008. The increase is primarily due to $170 million higher sales in LCOE and $75 million higher sales in TSG, partially offset by $71 million lower sales in SSG. The increase in LCOE is due to increased task orders for CNTPO and higher demand on the Hunter CLS programs in support of the DoD’s ISR initiatives. The increase in TSG is due to higher volume on various training and simulation programs including the JWFC, GLS and ACOTA programs. The decrease in SSG is primarily due to the completion of the JBOSC program in 2008.

Segment Operating Income
Operating income at Technical Services for the three months ended September 30, 2009, increased $2 million, or 5 percent, as compared with the same period in 2008. The increase is due to the higher sales volume discussed above.

Operating income at Technical Services for the nine months ended September 30, 2009, increased $11 million, or 10 percent, as compared with the same period in 2008. The increase is primarily due to the higher sales volume discussed above.

BACKLOG

Definition
Total backlog at September 30, 2009, was approximately $71.5 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

Backlog consisted of the following at September 30, 2009, and December 31, 2008:

	September 30, 2009			December 31, 2008
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Aerospace Systems	$8,213	$16,678	$24,891	$7,648	$22,883	$30,531
Electronic Systems	7,968	2,809	10,777	8,391	2,124	10,515
Information Systems	4,911	5,219	10,130	5,310	4,672	9,982
Shipbuilding	12,323	9,078	21,401	14,205	8,148	22,353
Technical Services	1,812	2 ,452	4,264	1,840	2,831	4,671

Total backlog	$35,227	$36,236	$71,463	$37,394	$40,658	$78,052

New Awards
The estimated value of contract awards included in backlog during the nine months ended September 30, 2009, was $24.5 billion. Significant new awards during this period include a contract valued up to $2.4 billion for the USS Theodore Roosevelt refueling and complex overhaul, $905 million for the F-35 LRIP program, $870 million for the Global Hawk HALE program, $637 million for the power and propulsion systems for the Virginia-class submarine program, $477 million for the E2-D LRIP program, $453 million for the B-2 program, $403 million for the SBIRS follow on program, $377 million for construction preparation of the Gerald R. Ford class aircraft carrier, $360 million for the BACN program, $296 million to finalize the development of the Distributed Common Ground System-Army (DCGS-A) Mobile Basic system, $286 million for LAIRCM IDIQ, and various restricted awards.

Backlog Adjustment
In the second quarter of 2009, the company was notified that the KEI program was terminated for convenience by the Missile Defense Agency. The KEI termination was recorded as a reduction to total backlog of $5.1 billion at Aerospace Systems.

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

The table below summarizes key components of cash flow provided by operating activities.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2009	2008	2009	2008
Net earnings	$490	$512	$1,273	$1,271
Non-cash income and expense(1)	284	221	755	762
Retiree benefit funding (in excess of) less than expense	(379)	(11)	(208)	35
Trade working capital decrease (increase)	259	438	(460)	31
Change in income taxes payable	(110)	214	(158)	130
Gain on sale of business				(58)
Cash provided by discontinued operations		(1)		3

Net cash provided by operating activities	$544	$1,373	$1,202	$2,174

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.

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

For 2009, cash generated from operations supplemented by borrowings under credit facilities and in the capital markets, as necessary, is expected to be sufficient to service debt and contract obligations, finance capital expenditures, fund required and voluntary benefits contributions, continue acquisition of shares under the share repurchase program, and continue paying dividends to the company’s shareholders.

The table below reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2009	2008	2009	2008
Net cash provided by operating activities	$544	$1,373	$1,202	$2,174
Less:
Capital expenditures	(139)	(167)	(436)	(444)
Outsourcing contract and related software costs	(21)	(23)	(58)	(100)

Free cash flow	$384	$1,183	$708	$1,630

Cash Flows
The following is a discussion of the company’s major operating, investing and financing activities for the nine months ended September 30, 2009, and 2008, respectively, as classified on the condensed consolidated statements of cash flows located in Part I, Item 1.

Operating Activities – Cash flows from operating activities for the nine months ended September 30, 2009, decreased $972 million as compared with the same period in 2008, primarily due to $800 million in voluntary pension contributions and higher trade working capital requirements in the 2009 period.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2009, was $539 million compared with $299 million in the same period of 2008. The $240 million increase is primarily due to the effects of the 2008 sale of the Electro-Optical Systems business for $175 million and the 2008 release of $59 million in restricted cash related to the Gulf Opportunity Zone Industrial Revenue Bonds, coupled with the 2009 acquisition of Sonoma Photonics, Inc. and the assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line for $33 million, and the 2009 net restriction of $28 million of cash to collateralize certain letters of credit.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2009, was $243 million compared to $1.8 billion in the same period of 2008. The $1.6 billion decrease is primarily due to $850 million of proceeds from the issuance of debt and $812 million in lower share repurchases.

On July 30, 2009, the company issued $350 million of 5-year and $500 million of 10-year unsecured senior obligations. Interest on the notes is payable semi-annually in arrears at fixed rates of 3.70 percent and 5.05 percent per annum, and the notes will mature on August 1, 2014, and August 1, 2019, respectively. These senior notes are subject to redemption at the company’s discretion at any time prior to maturity. The net proceeds from these notes will be used for general corporate purposes including debt repayment, acquisitions, share repurchases, pension plan funding, and working capital. On October 15, 2009, a portion of the net proceeds was used to retire $400 million of 8 percent senior debt that had matured.

ACCOUNTING STANDARDS UPDATES

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to accounting standards updates.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to the company’s contractual obligations from those discussed in the company’s 2008 Form 10-K.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

African Contingency Operations Training Assistance (ACOTA)	Provide peacekeeping training to militaries in African nations via the Department of State. The program is designed to improve the ability of African governments to respond quickly to crises by providing selected militaries with the training and equipment required to execute humanitarian or peace support operations.

Airborne and Maritime/Fixed Stations Joint Tactical Radio Systems (AMF JTRS)	AMF JTRS will develop a communications capability that includes two software-defined, multifunction radio form factors for use by the U.S. Department of Defense and potential use by the U.S. Department of Homeland Security. Northrop Grumman has the responsibility for leading the Joint Tactical Radio (JTR) integrated product team and co-development of the JTR small airborne (JTR-SA) hardware and software. The company will also provide common JTR software for two JTR form factors, wideband power amplifiers, and the use of Northrop Grumman’s Advanced Communications Test Center in San Diego as the integration and test site for the JTR-SA radio, waveforms and ancillaries.

Airborne Laser (ABL)	Design and develop the system’s Chemical Oxygen Iodine Laser (COIL) and the Beacon Illuminator Laser (BILL) for the Missile Defense Agency’s Airborne Laser, providing a capability to destroy boost-phase missiles at very long range.

Battlefield Airborne Communications Node (BACN)	Install the BACN system in three Bombardier BD-700 Global Express aircraft for immediate fielding and install the BACN system into two Global Hawk Block 20 unmanned aerial vehicles.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

B-52 Sustainment	B-52 ALQ-155, ALQ-122, ALT-16, ALT-32 and ALR-20 Power Management Systems are legacy electronic countermeasures systems protecting the B-52 over a wideband frequency range. The program provides design and test products to resolve obsolescence and maintainability issues using modern digital receiver/exciter designs.

Program Name	Program Description

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Counter Narco Terrorism Program Office (CNTPO)	Counter Narco Terrorism Program Office provide support to the U.S. Government, coalition partners, and host nations in Technology Development and Application Support; Training; Operations and Logistics Support; and Professional and Executive Support. The program provides equipment and services to research, develop, upgrade, install, fabricate, test, deploy, operate, train, maintain, and support new and existing federal Government platforms, systems, subsystems, items, and host-nation support initiatives.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

DDG 1000 Zumwalt-class Destroyer	Design the first in a class of the U.S. Navy’s multi-mission surface combatants tailored for land attack and littoral dominance.

Distributed Common Ground System-Army (DCGS-A) Mobile Basic	DCGS-A Mobile Basic is the Army’s latest in a series of DCGS-A systems designed to access and ingest multiple data types from a wide variety of intelligence sensors, sources and databases. This new system will also deliver greater operational and logistical advantages over the currently-fielded DCGS-A Version 3 and the nine ISR programs it replaces.

E-2 Hawkeye	The U.S. Navy’s airborne battle management command and control mission system platform providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D. Recently the USN approved Milestone C for Low Rate Initial Production.

Program Name	Program Description

EA-6B	The EA-6B (Prowler) primary mission is to jam enemy radar and communications, thereby preventing them from directing hostile surface-to-air missiles at assets the Prowler protects. When equipped with the improved ALQ-218 receiver and the next generation ICAP III (Increased Capability) Airborne Electronic Attack (AEA) suite the Prowler is able to provide rapid detection, precise classification, and highly accurate geolocation of electronic emissions and counter modern, frequency-hopping radars. A derivative/variant of the EA-6B ICAP III mission system is also being incorporated into the F/A-18 platform and designated the EA-18G.

EA-18G	The EA-18G is the replacement platform for the EA6B Prowler, which is currently the armed services’ only offensive tactical radar jamming aircraft. The Increased Capability (ICAP) III mission system capability, developed for the EA-6B Prowler, will be in incorporated into an F/A-18 platform (designated the EA-18G).

Electronic Intelligence Modernization (EMOD) and Information Management & Storage (IM&S)	Design, development and deployment of a multi-Petabyte, logically centralized, geographically distributed, secure information management and storage system for Technical Signals Intelligence data.

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

F-35 Development (Joint Strike Fighter)	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

Flats Sequencing System (FSS)	Build systems for the U.S. Postal Service designed to further automate the flats mail stream, which includes large envelopes, catalogs and magazines.

Gerald R. Ford-class aircraft carrier	Design and construction for the new class of aircraft carriers.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Provide the Global Hawk HALE unmanned aerial system for use in the global war on terror and has a central role in Intelligence, Reconnaissance, and Surveillance supporting operations in Afghanistan and Iraq.

Global Linguists Solutions (GLS)	Provide interpretation, translation and linguist services in support of Operation Iraqi Freedom.

Guardrail Common Sensor System	Sole source IDIQ contract which will encompass efforts for the upgrade and modernization of the current field Guardrail systems.

Program Name	Program Description

Hunter Contractor Logistics Support (CLS)	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

Integrated Base Defense Security System (IBDSS)	Integrated Based Defense Security System contract is an IDIQ acquisition vehicle to provide the USAF and other DoD customers with integrated base defense security solutions, utilizing comprehensive and integrated technology to satisfy a wide array of security concerns both within and outside the continental US.

Joint Base Operations Support (JBOSC)	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

Joint Surveillance Target Attack Radar System (Joint STARS)	Joint STARS detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and army command posts.

Joint Warfighting Center Support (JWFC)	Provide non-personal general and technical support to the USJFCOM Joint Force Trainer / Joint Warfighting Center to ensure the successful worldwide execution of the Joint Training and Transformation missions.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight.

Large Aircraft Infrared Counter- measures Indefinite Delivery and Indefinite Quantity (LAIRCM IDIQ)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHA	Amphibious assault ships that will provide forward presence and power projection as an integral part of joint, interagency, and multinational maritime expeditionary forces.

LHD	The multipurpose amphibious assault ship LHD is the centerpiece of an Expeditionary Strike Group (ESG). In wartime, these ships deploy very large numbers of troops and equipment to assault enemy-held beaches. Like LPD, only larger, in times of peace, these ships have ample space for non-combatant evacuations and other humanitarian missions. The program of record is 8 ships of which Makin Island (LHD 8) is the last.

Program Name	Program Description

LPD	The LPD 17 San Antonio Class is the newest addition to the U.S. Navy’s 21st Century amphibious assault force. The 684-foot-long, 105-foot-wide ships have a crew of 360 and are used to transport and land 700 to 800 Marines, their equipment, and supplies by embarked air cushion or conventional landing craft and assault vehicles, augmented by helicopters or other rotary wing aircraft. The ships will support amphibious assault, special operations, or expeditionary warfare & humanitarian missions.

MESA Wedgetail	Subcontract with Boeing to supply Multi-role Electronically Scanned Array (MESA) radar antenna for Airborne Early Warning & Control (AEW&C) aircraft.

Navy Unmanned Combat Air System Operational Assessment (N-UCAS)	Navy development/demonstration contract that will design, build and test two demonstration vehicles that will conduct a carrier demonstration.

New York City Wireless Network (NYCWiN)	Provide New York City’s broadband public-safety wireless network.

National Polar-orbiting Operational Environmental Satellite System (NPOESS)	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data.

National Security Cutter (NSC)	Detail design and construct the U.S. Coast Guard’s National Security Cutters equipped to carry out the core missions of maritime security, maritime safety, protection of natural resources, maritime mobility, and national defense.

Navstar Global Positioning System (GPS) Operational Control Segment (OCX)	Navstar Global Positioning System (GPS) Operational Control Segment (OCX) Operational control system for existing and future GPS constellation. Includes all satellite C2, mission planning, constellation management, external interfaces, monitoring stations, and ground antennas. Phase A effort includes effort to accomplish a System Requirements Review (SRR), System Design Review (SDR), and development of a Mission Capabilities Engineering Model (MCEM) prototype.

Space Tracking and Surveillance System (STSS)	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard sensors to provide target acquisition, tracking, and discrimination of ballistic missile threats to the United States and its deployed forces and allies. The program includes delivery of two flight demonstration satellites and the ground processing segment.

Program Name	Program Description

Space Based Infrared System (SBIRS)	Space-based surveillance systems for missile warning, missile defense, battlespace characterization and technical intelligence. SBIRS will meet United Stated infrared space surveillance needs through the next 2-3 decades.

Trailer Mounted Support System (TMSS)	Trailer Mounted Support System is a key part of the Army’s Standardized Integrated Command Post System (SICPS) program providing workspace, power distribution, lighting, environmental conditioning (heating and cooling) tables and a common grounding system for commanders and staff at all echelons.

Transformational Satellite Communication System (TSAT) – Risk Reduction and System Definition (RR&SD)	Design, develop, brassboard and demonstrate key technologies to reduce risk in the TSAT space element and perform additional risk mitigation activities.

USS Carl Vinson	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Carl Vinson (CVN 70).

USS George H. W. Bush	The 10th and final Nimitz-class aircraft carrier that will incorporate many new design features, commissioned in early 2009 (CVN 77).

USS Theodore Roosevelt	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Theodore Roosevelt (CVN 71).

Virginia-class submarines	Construct the newest attack submarine in conjunction with Electric Boat.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include variable-rate short-term borrowings under the credit agreement and short-term investments. At September 30, 2009, substantially all outstanding borrowings were fixed-rate long-term debt obligations. The company has a modest exposure to interest rate risk resulting from two interest rate swap agreements. The company’s sensitivity to a 1 percent change in interest rates is tied to its $2 billion credit agreement, which had no balance outstanding at September 30, 2009, or December 31, 2008, and the aforementioned interest rate swap agreements. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Derivatives – The company does not hold or issue derivative financial instruments for trading purposes. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At September 30, 2009, and December 31, 2008, two and four interest rate swap agreements were in effect, respectively. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Foreign Currency – The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At September 30, 2009 and December 31, 2008, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure related to foreign currency exchange to be material to the condensed consolidated financial statements. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
The company’s principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of September 30, 2009, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
During the nine months ended September 30, 2009, no change occurred in the company’s internal controls over financial reporting that materially affected, or is likely to materially affect, the company’s internal controls over financial reporting.

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

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper. The Coast Guard advised Integrated Coast Guard Systems, LLC (ICGS), which was formed by the contractors to perform the Deepwater Program, that it was seeking $96.1 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In 2008, the Coast Guard advised ICGS that the Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96.1 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. On February 12, 2009, the Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against ICGS, Lockheed Martin Corporation and the company, relating to the 123-foot conversion effort. On July 22, 2009, the three defendants moved to dismiss the complaint. On October 2, 2009, the Court denied a motion to dismiss by defendants as moot because it granted leave for plaintiff to file an amended complaint and set a trial date of November 1, 2010. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

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

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. The June 2009 trial date was vacated and a status conference has been set for mid-November 2009.

The U.S. District Court for the Central District of California consolidated two separately filed Employee Retirement Income Security Act (ERISA) lawsuits, which the plaintiffs seek to have certified as class actions, into the In Re Northrop Grumman Corporation ERISA Litigation. On August 7, 2007, the District Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On September 8, 2009, the Ninth Circuit vacated the Order denying class certification, remanded the issue to the District Court for further consideration, and ordered that the case be reassigned to a different judge. The company believes that the outcome of these matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On June 22, 2007, a putative class action was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al., in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008 the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the employer funded component of the pension benefit.

Other Matters
The company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 11 to the condensed consolidated financial statements in Part I, Item 1). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the District Court’s order. On August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. The company filed a Petition for Rehearing En Banc, or in the Alternative, For Panel Rehearing with the Ninth Circuit on August 27, 2008. On April 2, 2009, the Ninth Circuit denied the company’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, the company filed a motion seeking leave of court to file a complaint adding AON Risk Services, Inc. of Southern California as a defendant. On July 1, 2009, FM Global filed a motion for partial summary judgment seeking a determination that the California efficient proximate cause doctrine is not applicable or that it affords no coverage under the policy. Both motions have been fully briefed and argued. Based on the current status of the litigation, no assurances can be made as to the ultimate outcome of this matter.

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

Purchases of Equity Securities – The table below summarizes the company’s repurchases of common stock during the three months ended September 30, 2009.

			Total Numbers of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number		Part of Publicly	Be Purchased Under the
	of Shares	Average Price	Announced Plans or	Plans or
Period	Purchased(1)	Paid per Share(2)	Programs	Programs
July 1 through July 31, 2009	1,048,500	$44.56	1,048,500	$461	million
August 1 through August 31, 2009	1,980,200	47.78	1,980,200	366	million
September 1 through September 30, 2009	1,707,500	49.55	1,707,500	282	million

Total	4,736,200	$47.71	4,736,200	$282	million(1)

(1)	On December 19, 2007, the company’s board of directors authorized a share repurchase program of up to $2.5 billion of its outstanding common stock. As of the end of the third quarter 2009, the company has $282 million remaining on this authorization for share repurchases.

Share repurchases take place at management’s discretion or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

(2)	Includes commissions paid.

Item 3.	Defaults upon Senior Securities

No information is required in response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

No information is required in response to this item.

Item 5.	Other Information

No information is required in response to this item.

Item 6.	Exhibits

4.1	Indenture dated as of November 21, 2001, between Northrop Grumman Corporation and The Bank of New York Mellon (successor in interest to JPMorgan Chase Bank), as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated and filed November 21, 2001)
4.2	First Supplemental Indenture, dated as of July 30, 2009, between Northrop Grumman Corporation and The Bank of New York Mellon (successor in interest to JPMorgan Chase Bank), as trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K dated and filed July 30, 2009)

4.3		Form of Northrop Grumman Corporation’s 3.70 percent Senior Note due 2014 (incorporated by reference to Exhibit 4(b) to Form 8-K dated and filed July 30, 2009)
4.4		Form of Northrop Grumman Corporation’s 5.05 percent Senior Note due 2019 (incorporated by reference to Exhibit 4(c) to Form 8-K dated and filed July 30, 2009)
4.5		Fifth Supplemental Indenture between TRW Inc. (now named Northrop Grumman Space & Mission Systems Corp.) and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(f) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)
10.1		Letter dated September 16, 2009 from Northrop Grumman Corporation to Dr. Ronald D. Sugar regarding Retirement and Transition (incorporated by reference to Exhibit 99.1 to Form 8-K dated September 16, 2009, and filed September 17, 2009)
10.2		Form of Northrop Grumman Corporation January 2010 Special Agreement (relating to severance program for change-in-control) (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed October 8, 2009)
*10	.3	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation as amended and restated effective October 1, 2009
*12	(a)	Computation of Ratios of Earnings to Fixed Charges
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Ronald D. Sugar (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Ronald D. Sugar pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101		Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*		Filed with this Report
**		Furnished with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 21, 2009