Form 10-K
period 2009-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2010-02-09
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

As of June 30, 2009, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $14,547 million.

As of February 5, 2010, 302,771,417 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange
Commission pursuant to Rule 14A for the 2010 Annual Meeting of Stockholders are incorporated by reference in
Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

		Page
	9. Inventoried Costs, Net	78
	10. Goodwill and Other Purchased Intangible Assets	79
	11. Fair Value of Financial Instruments	80
	12. Income Taxes	82
	13. Notes Payable to Banks and Long-Term Debt	85
	14. Litigation	86
	15. Commitments and Contingencies	88
	16. Retirement Benefits	91
	17. Stock Compensation Plans	98
	18. Unaudited Selected Quarterly Data	101
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	103
Item 9A.	Controls and Procedures	103
Item 9B.	Other Information	103
	Management’s Report on Internal Control Over Financial Reporting	104
	Report of Independent Registered Public Accounting Firm	105

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	106
Item 11.	Executive Compensation	108
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	108
Item 13.	Certain Relationships and Related Transactions, and Director Independence	108
Item 14.	Principal Accountant Fees and Services	108

PART IV
Item 15.	Exhibits and Financial Statement Schedule	108
	Signatures	116
	Schedule II – Valuation and Qualifying Accounts	117
EX-4.P
EX-10.i
EX-10.I.I
EX-10.I.II
EX-10.I.III
EX-10.I.IV
EX-10.I.V
EX-10.J
EX-10.K
EX-10.L
EX-10.P
EX-10.U
EX-10.X
EX-10.Y
EX-10.BB
EX-10.CC
EX-10.QQ
EX-12.A
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ii

NORTHROP GRUMMAN CORPORATION

PART I

Item 1. Business

HISTORY AND ORGANIZATION

History
Northrop Grumman Corporation (herein referred to as “Northrop Grumman”, the “company”, “we”, “us”, or “our”) is an integrated enterprise consisting of businesses that cover the entire global security spectrum, from undersea to outer space and into cyberspace. The companies that are part of today’s Northrop Grumman have achieved historic accomplishments, from transporting Charles Lindbergh across the Atlantic to carrying astronauts to the moon’s surface and back.

The company was originally formed as Northrop Corporation in California in 1939 and was reincorporated in Delaware in 1985. From 1994 through 2002, we entered a period of significant expansion through acquisitions of other businesses, most notably:

■	In 1994, Northrop Corporation acquired Grumman Corporation (Grumman) and was renamed Northrop Grumman Corporation. Grumman was a premier military aircraft systems integrator and builder of the Lunar Module that first delivered men to the surface of the moon.

■	In 1996, we acquired the defense and electronics businesses of Westinghouse Electric Corporation, a world leader in the development and production of sophisticated radar and other electronic systems for the nation’s defense, civil aviation, and other international and domestic applications.

■	In 2001, we acquired Litton Industries (Litton), a global electronics and information technology enterprise, and one of the nation’s leading full-service design, engineering, construction, and life cycle supporters of major surface ships for the United States (U.S.) Navy, U.S. Coast Guard, and international navies.

■	Also in 2001, we acquired Newport News Shipbuilding (Newport News). Newport News is the nation’s sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines.

■	In 2002, we acquired TRW Inc. (TRW), a leading developer of military and civil space systems and satellite payloads, as well as a leading global integrator of complex, mission-enabling systems and services.

Since 2002, other notable acquisitions include Integic Corporation (2005), an information technology provider specializing in enterprise health and business process management solutions and Essex Corporation (2007), a signal processing product and services provider to U.S. intelligence and defense customers. In addition, we divested our Advisory Services Division, TASC, Inc., in 2009.

These and other transactions have shaped us into our present position as a premier provider of technologically advanced, innovative products, services and solutions in aerospace, electronics, information and services and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, we participate in many high-priority defense and commercial technology programs in the U.S. and abroad. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD). We also conduct business with local, state, and foreign governments and domestic and international commercial customers. For a discussion of risks associated with our DoD and foreign operations, see Risk Factors in Part I, Item 1A.

Organization
From time to time, we acquire or dispose of businesses, and realign contracts, programs or business areas among and within our operating segments that possess similar customers, expertise, and capabilities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The operating results for all periods presented have been revised to reflect these changes made through December 31, 2009.

NORTHROP GRUMMAN CORPORATION

In January 2009, we streamlined our organizational structure by reducing the number of operating segments from seven to five. The five segments are Aerospace Systems, which combines the former Integrated Systems and Space Technology segments; Electronic Systems; Information Systems, which combines the former Information Technology and Mission Systems segments; Shipbuilding; and Technical Services. Creation of the Aerospace Systems and Information Systems segments was intended to strengthen our alignment with customers, improve our ability to execute on programs and win new business, and enhance cost competitiveness.

During the first quarter of 2009, we realigned certain logistics, services, and technical support programs and transferred assets from the Information Systems and Electronic Systems segments to the Technical Services segment. This realignment was intended to strengthen our core capability in aircraft and electronics maintenance, repair and overhaul, life cycle optimization, and training and simulation services.

During the first quarter of 2009, we transferred certain optics and laser programs from the Information Systems segment to the Aerospace Systems segment. The prior year sales and segment operating income were not reclassified to reflect this business transfer as the operating results of this business were not considered material.

In December 2009, we sold our Advisory Services Division (ASD), for $1.65 billion in cash to an investor group led by General Atlantic LLC and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other businesses also in our Information Systems segment that provide systems engineering technical assistance (SETA) and other analysis and advisory services.

In January 2008, we realigned the Newport News and Ship Systems businesses into a single operating segment called Northrop Grumman Shipbuilding. Previously, these businesses were separate operating segments which were aggregated into a single reporting segment for financial reporting purposes. In addition, we transferred certain Electronic Systems businesses to the former Mission Systems segment during the first quarter of 2008.

During the second quarter of 2008, we transferred certain programs and assets from the missiles business in the Information Systems segment to the Aerospace Systems segment. This transfer allowed Information Systems to focus on the rapidly growing command, control, communications, computing, intelligence, surveillance, and reconnaissance (C4ISR) business. The missiles business became an integrated element of our Aerospace business growth strategy.

AEROSPACE SYSTEMS

Aerospace Systems, headquartered in Redondo Beach, California, is a premier developer, integrator, producer and supporter of manned and unmanned aircraft, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems critical to maintaining the nation’s security and leadership in technology. Aerospace Systems’ customers, primarily government agencies, use these systems in many different mission areas including intelligence, surveillance and reconnaissance; communications; battle management; strike operations; electronic warfare; missile defense; earth observation; space science; and space exploration. The segment consists of four business areas: Strike & Surveillance Systems, Space Systems, Battle Management & Engagement Systems, and Advanced Programs & Technology.

Strike & Surveillance Systems – designs, develops, manufactures and integrates tactical and long-range strike aircraft systems, unmanned systems, and missile systems. These include the RQ-4 Global Hawk unmanned reconnaissance system, B-2 stealth bomber, F-35 Lightning II joint strike fighter, F/A-18 Super Hornet strike fighter, Minuteman III Intercontinental Ballistic Missile (ICBM), MQ-8B Fire Scout unmanned aircraft system, Multi-Platform Radar Technology Insertion Program (MP-RTIP), and aerial targets.

Space Systems – designs, develops, manufactures, and integrates spacecraft systems, subsystems and electronic and communications payloads. Major programs include the National Polar-orbiting Operational Environmental

NORTHROP GRUMMAN CORPORATION

Satellite System (NPOESS), the James Webb Space Telescope (JWST), Advanced Extremely High Frequency (AEHF) payload, Space Tracking and Surveillance System (STSS) and many restricted programs.

Battle Management & Engagement Systems – designs, develops, manufactures, and integrates airborne early warning, surveillance, battlefield management, and electronic warfare systems. Key programs include the E-2 Hawkeye, Joint Surveillance Target Attack Radar System (Joint STARS), Broad Area Maritime Surveillance (BAMS) unmanned aircraft system, the EA-6B Prowler, and its next generation platform, the EA-18G Growler.

Advanced Programs & Technology – creates advanced technologies and concepts to satisfy existing and emerging customer needs. It matures these technologies and concepts to create and capture new programs that other Aerospace Systems business areas can execute. Existing programs include the Navy Unmanned Combat Air System (N-UCAS), the Airborne Laser (ABL), and other directed energy and advanced concepts programs.

ELECTRONIC SYSTEMS

Electronic Systems, headquartered in Linthicum, Maryland, is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronic Systems provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air and missile defense, communications, mail processing, biochemical detection, ship bridge control and radar, ship machinery controls, and shipboard components. The segment is composed of seven business areas: Aerospace Systems; Defensive Systems; Government Systems; Land Forces; Naval & Marine Systems; Navigation Systems; and Space & Intelligence, Surveillance & Reconnaissance (ISR) Systems.

Aerospace Systems – provides sensors, sensor processing, integrated sensor suites, and radar countermeasure systems for military surveillance and precision-strike; missile tracking and warning; and radio frequency electronic warfare. Fire control radars include systems for the F-16, F-22A, F-35, and B-1B. Navigation radars include commercial and military systems for transport and cargo aircraft. Surveillance products include the Airborne Warning and Control System radar, the Multi-role Electronically Scanned Array (MESA) radar, the MP-RTIP, the ship-board Cobra Judy Replacement radar, and multiple payloads on the P-8A. Radio frequency electronic warfare products include radar warning receivers, self-protection jammers, and integrated electronic warfare systems for aircraft such as the EA-6B, EA-18, F-16, and F-15.

Defensive Systems – provides systems that support combat aviation by protecting aircraft and helicopters from attack, by providing capabilities for precise targeting and tactical surveillance, by improving mission availability through automated test systems, and by improving mission skills through advanced simulation systems. A wide variety of fixed wing and helicopter protection systems include threat detection and laser-based countermeasures systems to defeat ground-launched infrared-guided missiles. Defensive Systems’ countermeasures systems are currently installed on over 40 types of aircraft, many of which are conducting combat operations in Iraq and Afghanistan. Targeting systems utilize lasers for target designation and precision weapon delivery, image processing, and target acquisition, identification, and tracking. The LITENING targeting pod system is combat-proven on the AV-8B, A-10A/C, B-52H, F-15E, F-16, and F/A-18A/C/D. Test systems include systems to test electronic components of combat aircraft on the flight line and in repair facilities. Defensive Systems also provides advanced simulators for use on test ranges and training facilities to emulate threats of potential adversaries. Customers include the U.S. government and a wide variety of international allies.

Government Systems – provides products and services to meet the needs of governments for improvements in the effectiveness of their civil and military infrastructure and of their combat and counter-terrorism operations. This includes systems and system integration of products and services for postal automation, for the detection and alert of chemical, biological, radiological, nuclear, and explosive material, and for homeland defense, communications, and enterprise management. Key programs include: Flats Sequencing System; International Sorting Centers;

NORTHROP GRUMMAN CORPORATION

U.S. Postal Service bio-detection systems; and national level command and control, integrated air and missile defense and homeland defense systems for international customers.

Land Forces – provides a full range of warfighting system solutions for the “digital battlefield,” including fire control systems for airborne and tracked vehicles, air and ground sensors to detect enemy movement, tactical range finding and precise laser designation, and systems that detect and defend against enemy fire. These solutions include laser designators and rangefinders, ground-based tactical radars for warning of missile and artillery attack, situational awareness sensors, unattended sensor systems, ground vehicle communication networks, precision guided munitions and compact lightweight Synthetic Aperture Radar /Ground Moving Target Indicator (SAR/GMTI) radars for unmanned/rotary wing aircraft. Sensor technologies provided include radio frequency, infrared, and electro-optical. Principal programs include the Longbow Weapons System for the Apache attack helicopter, the Lightweight Laser Designator Rangefinder, the Vehicular Intercommunication System – Extended (VIS-X), the Firefinder counter-battery integrated radar system, the Ground/Air Task Oriented Radar System (G/ATOR), and the lightweight STARLite SAR/GMTI for unmanned air vehicles.

Naval & Marine Systems – provides major subsystems and subsystem integration for sensors, sensor processing, missile launching, ship controls and power generation. It provides systems to military surface and subsurface platforms, and bridge and machinery control systems for commercial maritime applications. Principal programs include: radars for navigation; radars for gun fire control and cruise missile defense; bridge management and control systems; power generation systems for aircraft carriers; power, propulsion, and launch systems for Virginia-class submarines; launch systems for Trident submarines; and unmanned semi-autonomous naval systems.

Navigation Systems – provides advanced navigation, avionics systems, and command and control centers for military and commercial applications. Its products are used in military air, land, sea, and space systems as well as commercial space and aircraft in both U.S. and international markets. Its subsidiaries, Northrop Grumman LITEF (Freiburg, Germany) and Northrop Grumman Italia (Pomezia, Italy), are leading European inertial sensors and systems suppliers. Key Navigation Systems programs and applications include: integrated avionics for the U.S. Marine Corps attack and utility helicopters and U.S. Navy E-2 aircraft; military navigation and positioning systems for the F-16 fighter, F-22A fighter/attack aircraft, Eurofighter, and U.S. Navy MH-60 helicopter; navigation systems for commercial aircraft; navigation systems for military and civil space satellites and deep space exploration. Navigation Systems also develops and produces fiber-optic acoustic systems for underwater surveillance for Virginia-class submarines and the AN/TYQ-23 multi-service mobile tactical command centers for the U.S. Marine Corps and U.S. Air Force.

Space & ISR Systems – provides space-based sensor and exploitation systems for civil, military, and U.S. intelligence community customers, as well as ground/surface based command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) solutions to process, exploit, and disseminate multi-sensor data. Capabilities include space-based payloads, radar, Overhead Non-Imaging Infrared sensors, electro-optic & multi/hyper-spectral sensors, passive microwave sounders, mission processing solutions, and Service-Oriented open architecture C4ISR systems. The current portfolio of programs includes the Spaced-Based Infrared System as the lead for the payload and mission processing systems, the Distributed Common Ground System-Army as the system integrator, as well as a variety of civil space and restricted programs.

INFORMATION SYSTEMS

Information Systems, headquartered in Reston, Virginia, is a leading global provider of advanced solutions for the DoD, national intelligence, federal civilian, state and local agencies, and commercial customers. Products and services are focused on the fields of command, control, communications, computers and intelligence; air and missile defense; airborne reconnaissance; intelligence processing; decision support systems; cybersecurity; information technology; and systems engineering and systems integration. The segment consists of three business areas: Defense Systems; Intelligence Systems; and Civil Systems.

NORTHROP GRUMMAN CORPORATION

Defense Systems – is a major end-to-end provider of net-enabled Battle Management C4ISR systems, decision superiority, and mission-enabling solutions and services in support of the national defense and security of our nation and its allies. The division is a prime developer and integrator of many of DoD’s programs-of-record, particularly for command and control and communications for the Air Force, the Army, the Navy, and Joint Forces. Major product and services include Enterprise Infrastructure and Applications, Mission Systems Integration, Military Communications & Networks, BMC2 and Decision Support Systems, Global and Operational C2, Ground and Maritime Combat Systems, Air and Missile Defense, Combat Support Solutions and Services, Defense Logistics Automation, and Force and Critical Infrastructure Protection. Systems are installed in operational and command centers world-wide and across all DoD services and joint command.

Intelligence Systems – is focused on the delivery of world-class systems and services to the U.S. intelligence community. Major offerings include Studies & Analysis, Systems Development, Enterprise IT, Prime Systems Integration, Products, Sustainment, and Operations and Maintenance. Customer focus addresses several mission areas including Airborne ISR, Geospatial Intelligence, Ground Systems, Integrated Intelligence and dynamic Cyber defense. Sustaining and growing the business in today’s market mandates sharing meaningful information across agencies through development of cost effective systems that are responsive to mutual requirements. Intelligence Systems is also creating new responsive capabilities leveraging existing systems to provide solutions to customer needs through labs and integration centers.

Civil Systems – provides specialized information systems and services in support of critical government civil missions, such as homeland security, public health, cyber security, air traffic management and public safety. Primary customers are federal civilian agencies, with state and local customers and the U.S. Postal Service also being served. Civil Systems develops and implements solutions that combine a deep understanding of civil government domains with core expertise in prime systems integration, enterprise applications development, and high value IT services including cyber security, identity management and advanced network communications.

SHIPBUILDING

Shipbuilding, headquartered in Newport News, Virginia, is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Shipbuilding is also one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major programs for the surface ships of the U.S. Navy, U.S. Coast Guard, and international navies. The segment includes the following areas of business: Aircraft Carriers; Expeditionary Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense; Fleet Support; and Services & Other.

Aircraft Carriers – The U.S. Navy’s newest carrier and the last of the Nimitz class, the USS George H. W. Bush, was delivered in May 2009. Design work on the next generation carrier, the Ford class has been underway for over eight years. The Ford class incorporates transformational technologies including an enhanced flight deck with increased sortie rates, improved weapons movement, a redesigned island, a new nuclear power plant design, flexibility to incorporate future technologies, and reduced manning. In 2008, Shipbuilding was awarded a $5.1 billion contract for construction of the first ship of the class, the Gerald R. Ford, which is scheduled for delivery in 2015. The segment also provides ongoing maintenance for the U.S. Navy aircraft carrier fleet through overhaul, refueling, and repair work. In 2009, the completion of the refueling and complex overhaul of the USS Carl Vinson was followed by the arrival of the USS Theodore Roosevelt, which is expected to be redelivered to the U.S. Navy following its refueling in early 2013. Shipbuilding is also currently performing a multi-year maintenance service of the first nuclear-powered carrier, USS Enterprise, with redelivery anticipated in early 2010.

Expeditionary Warfare – Shipbuilding is the sole provider of amphibious assault ships for the U.S. Navy. In 2009, construction of the Wasp class multipurpose amphibious assault ship was concluded with the delivery of LHD 8. Construction of the San Antonio class continues, with five ships delivered from 2005 to 2009 and four currently in construction. In 2007, Shipbuilding was awarded the construction contract for LHA 6, the first in a new class

NORTHROP GRUMMAN CORPORATION

of enhanced amphibious assault ships. The first ship of the America class ships is currently under construction and is expected to join the fleet in 2013.

Surface Combatants – Shipbuilding designs and constructs Arleigh Burke class Aegis guided missile destroyers, as well as major components for the Zumwalt class, a land attack destroyer. Shipbuilding has delivered 26 Arleigh Burke destroyers to the U.S. Navy, currently has two under construction, and was awarded a long lead time material contract for a restart of the Arleigh Burke class in December 2009. Shipbuilding’s participation in the Zumwalt program includes detailed design and construction of the ships’ integrated composite deckhouses, as well as portions of the ships’ peripheral vertical launch systems. The U.S. Navy expects to build three Zumwalt class destroyers.

Submarines – Northrop Grumman is one of only two U.S. companies capable of designing and building nuclear-powered submarines. In February 1997, the company and Electric Boat, a wholly owned subsidiary of General Dynamics Corporation, reached an agreement to cooperatively build Virginia class nuclear attack submarines. The initial four submarines in the class were delivered in 2004, 2006, and 2008. Shipbuilding and Electric Boat were awarded a construction contract in August 2003 for the second block of six Virginia class submarines, the first two of which were delivered in 2008 and 2009, respectively. Construction on the remaining four submarines is underway, with the last scheduled to be delivered in 2014. In December 2008, Shipbuilding and Electric Boat were awarded a construction contract for the third block of eight Virginia class submarines. The multi-year contract allows Shipbuilding and its teammate to proceed with the construction of one submarine per year in 2009 and 2010, and two submarines per year from 2011 to 2013. The eighth submarine to be procured under this contract is scheduled for delivery in 2019.

Coast Guard & Coastal Defense – Shipbuilding is a joint venture partner along with Lockheed Martin for the Coast Guard’s Deepwater Modernization Program. Shipbuilding has design and production responsibility for surface ships. In 2006, the Shipbuilding/Lockheed Martin joint venture was awarded a 43-month contract extension for the Deepwater program. The first National Security Cutter (NSC), USCGC Berthoff, was delivered to the Coast Guard in 2008 followed by the Waesche (NSC2) in 2009. Currently, the Stratton (NSC3) is in construction, and long lead procurement is underway for NSC4.

Fleet Support – Fleet Support provides after-market services, including on-going maintenance and repair work, for a wide array of naval and commercial vessels. The segment has ship repair facilities in the U.S. Navy’s largest homeports of Norfolk, Virginia, and San Diego, California.

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

TECHNICAL SERVICES

Technical Services, headquartered in Herndon, Virginia, is a leading provider of logistics, infrastructure, and sustainment support, while also providing a wide array of technical services including training and simulation. The segment consists of three areas of business: Systems Support; Training & Simulation; and Life Cycle Optimization & Engineering.

Systems Support – provides infrastructure and base operations management, including base support and civil engineering work, military aerial and ground range operations, support functions which include space launch services, construction, combat vehicle maintenance, protective and emergency services, and range-sensor-instrumentation operations. Primary customers include the Department of Energy, the DoD, the Department of Homeland Security, and the U.S. intelligence community, in both domestic and international locations.

NORTHROP GRUMMAN CORPORATION

Training and Simulation – provides realistic and comprehensive training to senior military leaders and peacekeeping forces, designs and develops future conflict training scenarios, and provides U.S. warfighters and international allies with live, virtual, and constructive training programs. This business area also offers diverse training applications ranging from battle command to professional military education. Primary customers include the DoD, Department of State and Department of Homeland Security.

Life Cycle Optimization and Engineering – provides complete life cycle product support and weapons system sustainment. This business area is focused on providing Performance Based Logistical support to the warfighter including supply chain management services, warehousing and inventory transportation, field services and mobilization, sustaining engineering, maintenance, repair and overhaul supplies, and on-going weapon maintenance and technical assistance. The group specializes in performing Contractor Logistics Support of both original equipment manufacturer (OEM) and third party aviation platforms involving maintenance and modification, and rebuilding essential parts and assemblies. Primary customers include the DoD as well as international military and commercial customers.

Corporate
Our principal executive offices are located at 1840 Century Park East, Los Angeles, California 90067. Our telephone number is (310) 553-6262 and our home page on the Internet is www.northropgrumman.com. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report. See Properties in Part I, Item 2.

SUMMARY SEGMENT FINANCIAL DATA

For a more complete understanding of our segment financial information, see Segment Operating Results in Part II, Item 7, and Note 6 to the consolidated financial statements in Part II, Item 8.

CUSTOMERS AND REVENUE CONCENTRATION

Our primary customer is the U.S. Government. U.S. Government revenue (which includes Foreign Military Sales) accounted for approximately 91 percent of total revenues in 2009, 2008, and 2007. No single product or service accounted for more than 10 percent of total revenue during any period presented. See Risk Factors in Part I, Item 1A.

PATENTS

The following table summarizes the number of patents we own or have pending as of December 31, 2009:

	Owned	Pending	Total
U.S. patents	3,144	405	3,549
Foreign patents	2,188	556	2,744

Total	5,332	961	6,293

Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We license intellectual property to, and from, third parties. We believe our ability to conduct operations would not be materially affected by the loss of any particular intellectual property right.

SEASONALITY

No material portion of our business is considered to be seasonal. Our revenue recognition timing is based on several factors, including the timing of contract awards, the incurrence of contract costs, cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates, and Judgments- Revenue Recognition in Part II, Item 7.

NORTHROP GRUMMAN CORPORATION

BACKLOG

At December 31, 2009, total backlog was $69.2 billion compared with $76.4 billion at the end of 2008. Approximately 37 percent of backlog at December 31, 2009, is expected to be converted into sales in 2010.

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

RAW MATERIALS

The most significant raw material we require is steel, used primarily for shipbuilding. We have mitigated supply risk by negotiating long-term agreements with a number of steel suppliers. In addition, we have mitigated price risk related to steel purchases through certain contractual arrangements with the U.S. Government. While we have generally been able to obtain key raw materials required in our production processes in a timely manner, a significant delay in supply deliveries could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. See Risk Factors in Part I, Item 1A and Overview- Outlook in Part II, Item 7.

GOVERNMENT REGULATION

Our businesses are affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. See Risk Factors in Part I, Item 1A.

The U.S. Government generally has the ability to terminate our contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If any of our government contracts were to be terminated for convenience, we are normally protected by provisions covering reimbursement for costs incurred and profit on those costs. Termination resulting from our default could require us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract. The U.S. Government could also hold us liable for damages resulting from the default. In the event that appropriations for one of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government. See Risk Factors in Part I, Item 1A.

Certain programs with the U.S. Government that are prohibited by the customer from being publicly discussed in detail are referred to as “restricted” in this Form 10-K. The consolidated financial statements and financial information in this Form 10-K reflect the operating results of restricted programs under accounting principles generally accepted in the United States of America (GAAP). See Risk Factors in Part I, Item 1A.

RESEARCH AND DEVELOPMENT

Our research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to U.S. Government contracts. IR&D expenses totaled $610 million, $564 million, and $522 million in 2009, 2008, and 2007, respectively. We charge expenses for research and development sponsored by the customer directly to the related contracts.

EMPLOYEE RELATIONS

We maintain good relations with our 120,700 employees, of which approximately 20 percent are covered by 32 collective bargaining agreements. We re-negotiated 17 of our collective bargaining agreements in 2009. These negotiations had no material adverse effect on our results of operations. For risks associated with collective bargaining agreements, see Risk Factors in Part I, Item 1A.

NORTHROP GRUMMAN CORPORATION

ENVIRONMENTAL MATTERS

Our manufacturing operations are subject to and affected by federal, state, foreign, and local laws and regulations relating to the protection of the environment. We provide for the estimated cost to complete environmental remediation where we determine it is probable that we will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where we are named a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency (EPA) or similarly designated by other environmental agencies. These estimates may change given the inherent difficulty in estimating environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup, determination of legally responsible parties, and the status of laws, regulations, and their interpretations.

We assess the potential impact on our financial statements by estimating the possible remediation costs that we could reasonably incur on a site-by-site basis. These estimates consider our environmental engineers’ professional judgment and, when necessary, we consult with outside environmental specialists. In most instances, we can only estimate a range of reasonably possible costs. We accrue our best estimate when determinable or the minimum amount when no single amount is more probable. We record accruals for environmental cleanup costs in the accounting period in which it becomes probable we have incurred a liability and the costs can be reasonably estimated. We record insurance recoveries only when we determine that collection is probable and we do not include any litigation costs related to environmental matters in our environmental remediation accrual.

We estimate that at December 31, 2009, the range of reasonably possible future costs for environmental remediation sites is $239 million to $483 million, of which we accrued $115 million in other current liabilities and $168 million in other long term liabilities in the consolidated statements of financial position. We record environmental accruals on an undiscounted basis. At sites involving multiple parties, we provide environmental accruals based upon our expected share of liability, taking into account the financial viability of other jointly liable parties. We expense or capitalize environmental expenditures as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. We may have to incur costs in addition to those already estimated and accrued if other PRPs do not pay their allocable share of remediation costs, which could have a material effect on our consolidated financial position, results of operations, or cash flows. We have made the investments we believe necessary to comply with environmental laws. Although we cannot predict whether information gained as projects progress will materially affect the estimated accrued liability, we do not anticipate that future remediation expenditures will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We could be affected by future laws or regulations, including those enacted in response to climate change concerns and other actions known as “green initiatives.” We recently established a goal of reducing our greenhouse gas emissions during the next five years. To comply with current and future environmental laws and regulations and to meet this goal, we expect to incur capital and operating costs, but at this time we do not expect that such costs will have a material adverse effect upon our financial position, results of operations or cash flows.

COMPETITIVE CONDITIONS

We compete with many companies in the U.S. defense industry for a number of programs, both large and small, but primarily with Lockheed Martin Corporation, The Boeing Company, Raytheon Company, General Dynamics Corporation, L-3 Communications Corporation, SAIC, and BAE Systems. Intense competition and long operating cycles are both key characteristics of our business and the defense industry. It is common in this industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, turn out to be a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

NORTHROP GRUMMAN CORPORATION

Our success in the competitive defense industry depends upon our ability to develop and market our products and services, as well as our ability to provide the people, technologies, facilities, equipment, and financial capacity needed to deliver those products and services with maximum efficiency. We must continue to maintain sources for raw materials, fabricated parts, electronic components, and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations.

Similarly, there is intense competition among many companies in the information and services markets, which are generally more labor intensive with competitive margin rates over contract periods of shorter duration. Competitors in the information and services markets include the defense industry participants mentioned above as well as many other large and small entities with expertise in various specialized areas. Our ability to successfully compete in the information and services markets depends on a number of factors; most important is the capability to deploy skilled professionals, many requiring security clearances, at competitive prices across the diverse spectrum of these markets. Accordingly, we have implemented various workforce initiatives to ensure our success in attracting, developing and retaining sufficient resources to maintain or improve our competitive position within these markets.

EXECUTIVE OFFICERS

See Part III, Item 10, for information about our executive officers.

AVAILABLE INFORMATION

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner, and you should review this information in addition to the information contained in this report.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with the SEC. You can learn more about us by reviewing our SEC filings in the investor relations page on our web site at www.northropgrumman.com.

The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including Northrop Grumman. You may also obtain these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Our consolidated financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge you to carefully consider the risk factors described below in evaluating the information contained in this report.

■	We depend heavily on a single customer, the U.S. Government, for a substantial portion of our business, including programs subject to security classification restrictions on information, and changes affecting this customer’s capacity to do business with us could have a material adverse effect on us or our prospects.

Approximately 92 percent of our revenues during 2009 were derived from products and services ultimately sold to the U.S. Government (which includes Foreign Military Sales). We are a supplier, either directly or as a subcontractor or team member, to the U.S. Government and its agencies. These contracts are subject to the respective customers’ political and budgetary constraints and processes, changes in customers’ short-range and long-range strategic plans, the timing of contract awards, significant changes in contract scheduling, intense

NORTHROP GRUMMAN CORPORATION

competition, difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and delays in the timing of contract approval, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

In addition, a material amount of our revenues and profits are derived from programs that are subject to security classification restrictions (restricted business), which could limit our ability to discuss details about these programs, their risks or any disputes or claims relating to such programs. As a result, you might have less insight into our restricted business than our other businesses or could experience less ability to evaluate fully the risks, disputes or claims associated with the restricted business.

■	Contracts with the U.S. Government are subject to uncertain levels of funding, modification due to changes in customer priorities and potential termination.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2010 and subsequent budgets ultimately approved by Congress or be included in the scope of separate supplemental appropriations. The impact, severity and duration of the current U.S. economic situation, the sweeping economic plans adopted by the U.S. Government, and pressures on the federal budget could also adversely affect the total funding and/or funding for individual programs. In the event that appropriations for one of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program.

We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our results of operations or bid prospects.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, without prior notice, for convenience or for default based on performance. In the event of termination for the government’s convenience, contractors are normally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs. Termination resulting from our default can expose us to liability and have a material adverse effect on our ability to compete for contracts.

■	As a U.S. Government contractor, we are subject to a number of procurement regulations and could be adversely affected by changes in regulations or any negative findings from a U.S. audit or investigation.

U.S. Government contractors must comply with significant procurement regulations and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. If procurement requirements change, our costs of complying with them could increase and reduce our margins.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations, and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include our purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit

NORTHROP GRUMMAN CORPORATION

uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

We are also, from time to time, subject to U.S. Government investigations relating to our operations and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, and the Foreign Corrupt Practices Act. We may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, if we are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly as defined by the law. Such convictions could also result in suspension or debarment from government contracting for some period of time. Given our dependence on government contracting, suspension or debarment could have a material adverse effect on us.

■	Competition within our markets and an increase in bid protests may reduce our revenues and market share.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate higher competition in some of our core markets as a result of the reduction in budgets for many U.S. Government agencies and fewer new program starts. In addition, as discussed in more detail above, projected U.S. defense spending levels for periods beyond the near-term are uncertain and difficult to predict. Changes in U.S. defense spending may limit certain future market opportunities. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms. Additionally, some customers, including the DoD, are more frequently turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations and financial condition.

The competitive environment is also affected by an increase in bid protests from unsuccessful bidders on new program awards. Bid protests could result in the award decision being overturned, requiring a re-bid of the contract. Even where a bid protest does not result in a re-bid, the resolution extends the time until the contract activity can begin which may reduce our earnings in the period in which the contract would otherwise have commenced.

■	Our future success depends, in part, on our ability to develop new products and new technologies and maintain a qualified workforce to meet the needs of current and future customers.

The markets in which we operate are characterized by rapidly changing technologies. The product, program and service needs of our customers change and evolve regularly. Accordingly, our success in the competitive defense industry depends upon our ability to develop and market our products and services, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. If we fail to maintain our competitive position, we could lose a significant amount of future business to our competitors, which would have a material adverse effect on our ability to generate favorable financial results and maintain market share.

Operating results are heavily dependent upon our ability to attract and retain sufficient personnel with requisite skills and/or security clearances. If qualified personnel become scarce, we could experience higher labor, recruiting or training costs in order to attract and retain such employees or could experience difficulty in performing under our contracts if the needs for such employees are unmet.

NORTHROP GRUMMAN CORPORATION

Approximately 20 percent of our 120,700 employees are covered by an aggregate of 32 collective bargaining agreements. We expect to re-negotiate renewals of three of our collective bargaining agreements in 2010, and we are continuing to negotiate an initial contract for a group of employees. Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. We may experience difficulties with renewals and renegotiations of existing collective bargaining agreements. If we experience such difficulties, we could incur additional expenses and work stoppages. Any such expenses or delays could adversely affect programs served by employees who are covered by collective bargaining agreements. In the recent past we have experienced work stoppages and other labor disruptions in Shipbuilding.

■	Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture technologically advanced and innovative products and services applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements.

In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received.

Certain contracts, primarily involving space satellite systems, contain provisions that entitle the customer to recover fees in the event of partial or complete failure of the system upon launch or subsequent deployment for less than a specified period of time. Under such terms, we could be required to forfeit fees previously recognized and/or collected. We have not experienced any material losses in the last decade in connection with such contract performance incentive provisions. However, if we were to experience launch failures or complete satellite system failures in the future, such events could have a material adverse effect on our consolidated financial position or results of operations.

■	Contract cost growth on fixed-price and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business.

Operating income is adversely affected when we incur contract costs that cannot be billed to customers. This cost growth can occur if estimates to complete increase due to technical challenges, manufacturing difficulties or delays, or workforce-related issues, or if initial estimates used for calculating the contract cost were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability or reduced productivity of labor, the nature and complexity of the work to be performed, the timelines and availability of materials, major subcontractor performance and quality of their products, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters and the inability to recover any claims included in the estimates to complete. A significant change in cost estimates on one or more programs could have a material adverse effect on our consolidated financial position or results of operations.

Most of our contracts are firm fixed-price contracts or flexibly priced contracts. Flexibly priced contracts include both cost-type and fixed-price incentive contracts. Due to their nature, firm fixed-price contracts

NORTHROP GRUMMAN CORPORATION

inherently have more risk than flexibly priced contracts. Approximately 33 percent of our annual revenues are derived from firm fixed-price contracts – see Contracts in Part II, Item 7. We typically enter into firm fixed-price contracts where costs can be reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. Should the terms specified in our contracts not be met, then profitability may be reduced. Fixed-price development work comprises a small portion of our firm fixed-price contracts and inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are generally reduced. In addition, successful performance of firm fixed-price development contracts that include production units is subject to our ability to control cost growth in meeting production specifications and delivery rates. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates. Examples of our significant fixed-price development contracts include the F-16 Block 60 combat avionics program and the MESA radar system program for the Wedgetail and Peace Eagle contracts, both of which are performed by the Electronic Systems segment.

Under a fixed-price incentive contract, the allowable costs incurred by the contractor are subject to reimbursement, but are subject to a cost-share limit which affects profitability. Contracts in Shipbuilding are often fixed-price incentive contracts for production of a first item without a separate development contract. Accordingly, we face the additional difficulty of estimating production costs on a product that has not yet been designed. Further, Shipbuilding sometimes enters into follow-on fixed-price contracts after a significant delay from the first production request, and the passage of time makes it more difficult for us to accurately estimate costs for renewed production.

Under a cost-type contract the allowable costs incurred by the contractor are also subject to reimbursement plus a fee that represents profit. We enter into cost-type contracts for development programs with complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise.

■	Our earnings and margins depend, in part, on our ability to perform under contracts and on subcontractor performance as well as raw material and component availability and pricing.

When agreeing to contractual terms, our management makes assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, and the timing of product deliveries. If there is a significant change in one or more of these circumstances or estimates, or if we face unanticipated contract costs, the profitability of one or more of these contracts may be adversely affected.

We also rely on other companies to provide raw materials and major components for our products and rely on subcontractors to produce hardware elements and sub-assemblies and perform some of the services that we provide to our customers. Disruptions or performance problems caused by our subcontractors and vendors could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations as a prime contractor could be adversely affected if one or more of the vendors or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely and cost-effective manner.

NORTHROP GRUMMAN CORPORATION

■	Our business is subject to disruption caused by natural disasters and other factors that could adversely affect our profitability and our overall financial position.

We have significant operations located in regions of the U.S. that may be exposed to damaging storms and other natural disasters, such as hurricanes or earthquakes. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural disasters may be significant. Should insurance or other risk transfer mechanisms be insufficient to recover all costs, we could experience a material adverse effect on our financial position. Our suppliers and subcontractors are also subject to natural disasters that could affect their ability to deliver or perform under a contract. Performance failures by our subcontractors due to natural disasters may adversely affect our ability to perform our obligations on the prime contract, which could reduce our profitability due to damages or other costs that may not be fully recoverable from the subcontractor or from the customer and could result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

Natural disasters can also disrupt electrical and other power distribution networks and the critical industrial infrastructure needed for normal business operations. These disruptions could cause adverse effects on our profitability and performance, including computer and internet operation and accessibility.

■	We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of our self-imposed efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance.

Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon future period financial reporting and performance. See Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7.

■	Our international business is subject to greater risks sometimes associated with doing business in foreign countries.

Although our international business constitutes only 5 percent of total revenues, we are subject to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us. Changes in regulation or political environment may affect our ability to conduct business in foreign markets, including investment, procurement and repatriation of earnings.

■	Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents or business partners.

We have implemented extensive compliance controls, policies and procedures to prevent and detect reckless or criminal acts committed by employees, agents or business partners that would violate the laws of the

NORTHROP GRUMMAN CORPORATION

jurisdictions in which we operate, including laws governing payments to government officials, competition and data privacy. However we cannot ensure that we will prevent all such reckless or criminal acts committed by our employees, agents or business partners. Any improper actions could subject us to civil or criminal investigations, monetary and non-monetary penalties and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation.

■	Our business could be negatively impacted by security threats and other disruptions.

As a defense contractor, we face certain security threats, including threats to our information technology infrastructure and unlawful attempts to gain access to our proprietary or classified information. Our information technology networks and related systems are critical to the smooth operation of our business and essential to our ability to perform day to day operations. Loss of security within this critical operational infrastructure could disrupt our operations, require significant management attention and resources and could have a material adverse effect on our performance.

We also manage information technology systems for various customers. While we maintain information security policies and procedures for managing these systems, we face generally the same security threats for these systems as for our own systems. Computer viruses, attempts to gain access to our customers’ data or other electronic security breaches could lead to disruptions in mission critical systems for our customers, unauthorized release of confidential or personally identifiable information and corruption of customer data. These events could damage our reputation and lead to financial losses from remedial actions we must take, potential liability to customers and litigation expenses.

■	Our nuclear operations subject us to various environmental, regulatory, financial and other risks.

The development and operation of nuclear-powered aircraft carriers, nuclear-powered submarines and other nuclear operations subject us to various risks, including:

■	potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling and disposal of radioactive materials;

■	unplanned expenditures relating to maintenance, operation, security and repair, including repairs required by the Nuclear Regulatory Commission;

■	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

■	potential liabilities arising out of a nuclear incident whether or not it is within our control.

The U.S. Government provides indemnity protection against specified risks under Public Law 85-804 and the Price-Anderson Nuclear Indemnities Act for certain of our nuclear operations risks. Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Navy, Department of Energy, and Nuclear Regulatory Commission. In the event of non-compliance, these agencies may increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures.

■	Unforeseen environmental costs could have a material adverse effect on our financial condition or results of operations.

Our operations are subject to and affected by a variety of federal, state, local and foreign environmental protection laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns and other actions commonly referred to as “green initiatives.” Compliance with current and future environmental laws and regulations currently requires and is expected to continue to require significant capital and operating costs, but is not expected to have a material adverse effect on our financial condition.

NORTHROP GRUMMAN CORPORATION

Environmental laws and regulations can impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or decrease the likelihood of accidental hazardous substance releases. In addition, if we were found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the “Excluded Parties List” maintained by the General Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract while they are listed by the EPA. We also incur, and expect to continue to incur, costs to comply with current federal and state environmental laws and regulations related to the cleanup of pollutants previously released into the environment.

The adoption of new laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our ability to recover such costs under previously priced contracts or financial insolvency of other responsible parties could cause us to incur costs in the future that would have a material adverse effect on our financial condition or results of operations.

■	We are subject to various claims and litigation that could ultimately be resolved against us requiring material future cash payments and/or future material charges against our operating income and materially impairing our financial position.

The size and complexity of our business make it highly susceptible to claims and litigation. We are subject to various existing environmental claims, income tax matters and other litigation, which, if not resolved within established reserves, could have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Legal Proceedings in Part I, Item 3, Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7 and Note 14 to the consolidated financial statements in Part II, Item 8. Any claims or litigation, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

■	We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents and patent applications, and we have rights in numerous trademarks and copyrights. The U.S. Government has licenses under certain of our patents and certain other intellectual property that are developed in performance of government contracts, and it may use or authorize others to use such patents and intellectual property for government purposes. Our patents and other intellectual property are subject to challenge, invalidation, misappropriation or circumvention by third parties.

We also rely significantly upon proprietary technology, information, processes and know-how that are not subject to patent protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors, or other parties, as well as through other security measures. These agreements and security measures may not provide meaningful protection for our unpatented proprietary information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms.

NORTHROP GRUMMAN CORPORATION

■	Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial position.

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities (including, among others, natural disasters, product liability and business interruption). Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred, including for example, a catastrophic earthquake claim. In some, but not all, circumstances we may receive indemnification from the U.S. Government. Because of the limitations in overall available coverage referred to above, we may have to bear substantial costs for uninsured losses that could have an adverse effect upon our consolidated results of operations and our overall consolidated financial position. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our consolidated results of operations. For example, we commenced legal action against an insurance carrier arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina, and another carrier has denied coverage for certain other losses related to Hurricane Katrina and advised us that it will seek reimbursement of certain amounts previously advanced by that carrier. See Note 14 to the consolidated financial statements in Part II, Item 8.

■	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately half of our recorded total assets. We evaluate goodwill amounts for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. Adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill and/or other intangible assets. We continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets. See Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7.

■	Anticipated benefits of mergers, acquisitions, joint ventures or strategic alliances may not be realized.

As part of our overall strategy, we may, from time to time, merge with or acquire businesses, or form joint ventures or create strategic alliances. Whether we realize the anticipated benefits from these transactions depends, in part, upon the integration between the businesses involved, the performance of the underlying products, capabilities or technologies and the management of the transacted operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets and partner performance. Although we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.

■	Market volatility and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding and expose us to risks associated with the financial viability of suppliers and the ability of counterparties to perform on financial instruments.

The financial and credit markets recently experienced levels of volatility and disruption, reducing the availability of credit for certain issuers. Historically, we have occasionally accessed these markets to support certain business activities including, acquisitions, capital expansion projects, refinancing existing debt and

NORTHROP GRUMMAN CORPORATION

issuing letters of credit. In the future, we may not be able to obtain capital market financing or credit availability on similar terms, or at all, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

The tightening of credit could also adversely affect our suppliers’ ability to obtain financing. Delays in suppliers’ ability to obtain financing, or the unavailability of financing could cause us to be unable to meet our contract obligations and could adversely affect our results of operations. The inability of our suppliers to obtain financing could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay.

We have executed transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional parties. These transactions expose us to potential credit risk in the event of default of a counterparty. In addition, our credit risk may be increased when collateral held by us cannot be realized upon a sale or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it.

■	Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions, future market performance of plan assets, future trends in health care costs and legislative or other regulatory actions.

A substantial portion of our current and retired employee population is covered by pension and post-retirement benefit plans, the costs of which are dependent upon our various assumptions, including estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension and post-retirement benefit plans are subject to legislative and other government regulatory actions.

Variances from these estimates could have a material adverse effect on our consolidated financial position, results of operations and cash flows. For example, the recent volatility in the financial markets resulted in lower than expected returns on our pension plan assets in 2008, which resulted in higher pension costs in 2009. See Note 16 to the consolidated financial statements in Part II, Item 8.

■	Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense and profitability.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the SEC.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Form 10-K and the information we are incorporating by reference, other than statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation

NORTHROP GRUMMAN CORPORATION

Reform Act of 1995. Words such as “expect,” “intend,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “target,” “trends” and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in Part I, Item 1A and other important factors disclosed in this report and from time to time in our other filings with the SEC.

You are urged to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. These forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Item 2. Properties

At December 31, 2009, we owned or leased approximately 55 million square feet of floor space at approximately 72 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses. At December 31, 2009, we leased to third parties approximately 863,000 square feet of our owned and leased facilities, and had vacant floor space of approximately 1.6 million square feet.

At December 31, 2009, we had major operations at the following locations:

Aerospace Systems – Carson, El Segundo, Manhattan Beach, Mojave, Palmdale, Redondo Beach, and San Diego, CA; Melbourne and St. Augustine, FL; Bethpage, NY; and Clearfield, UT.

Electronic Systems – Huntsville, AL; Azusa, Sunnyvale and Woodland Hills, CA; Norwalk, CT; Apopka, FL; Rolling Meadows, IL; Annapolis, Baltimore, Elkridge, Linthicum and Sykesville, MD; Williamsville, NY; Cincinnati, OH; Salt Lake City, UT; and Charlottesville, VA. Locations outside the U.S. include France, Belgium, Germany, Italy and the United Kingdom.

Information Systems – Huntsville, AL; Carson, McClellan, Redondo Beach, San Diego, San Jose, and San Pedro, CA; Aurora and Colorado Springs CO; Washington D.C.; Annapolis and Columbia, MD; Omaha, NE; and Chantilly, Chester, Dahlgren, Fairfax, Herndon, McLean, and Reston, VA and the United Kingdom.

Shipbuilding – San Diego, CA; Avondale, Harahan, and Tallulah, LA; Gulfport and Pascagoula, MS; and Hampton, Newport News, and Suffolk, VA.

Technical Services – Sierra Vista, AZ; Warner Robins, GA; Lake Charles, LA; Hagerstown, MD; Herndon, VA.

Corporate and other locations – Los Angeles, CA; Morris Plains, NJ; York, PA; Irving, TX; and Arlington, and Lebanon, VA.

The following is a summary of our floor space at December 31, 2009:

			U.S. Government
Square feet (in thousands)	Owned	Leased	Owned/Leased	Total
Aerospace Systems	6,223	5,981	2,023	14,227
Electronic Systems	8,117	3,521		11,638
Information Systems	684	7,863		8,547
Shipbuilding	13,724	3,210	163	17,097
Technical Services	128	1,951	5	2,084
Corporate	633	861		1,494

Total	29,509	23,387	2,191	55,087

NORTHROP GRUMMAN CORPORATION

We maintain our properties in good operating condition. We believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.

In January 2010, we announced our decision to move our corporate office from Los Angeles, California to the Washington D.C. region by the summer of 2011. This move will enable us to better serve our customers. Although we are moving some corporate staff from Los Angeles, the state of California remains a significant business location for us.

Item 3. Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 14 to the consolidated financial statements contained in Part II, Item 8. In addition to the matters disclosed in Note 14, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such matters will individually have a material adverse effect on our business, financial condition or results of operations. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A, of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2009.

NORTHROP GRUMMAN CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Market Information.

Our common stock is listed on the New York Stock Exchange.

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2009			2008
January to March	$49.72	to	$34.35	$82.57	to	$76.41
April to June	$50.54	to	$43.98	$79.12	to	$66.53
July to September	$52.75	to	$43.23	$71.68	to	$60.54
October to December	$56.84	to	$49.59	$56.86	to	$34.20

(b)  Holders.

The approximate number of common stockholders was 34,020 as of February 5, 2010.

(c)  Dividends.

Quarterly dividends per common share for the most recent two years are as follows:

	2009	2008
January to March	$0.40	$0.37
April to June	0.43	0.40
July to September	0.43	0.40
October to December	0.43	0.40

	$1.69	$1.57

We paid a quarterly dividend of $1.75 per share for the first quarter of 2008 to the holders of the mandatorily redeemable preferred shares.

Common Stock

We have 800,000,000 shares authorized at a $1 par value per share, of which 306,865,201 and 327,012,663 shares were outstanding as of December 31, 2009, and 2008, respectively.

Preferred Stock

We had 10,000,000 mandatorily redeemable shares authorized with a liquidation value of $100 per share (designated as Series B Convertible Preferred Stock), of which zero shares were issued and outstanding as of December 31, 2009, and 2008.

On February 20, 2008, our board of directors approved the redemption of the 3.5 million shares of Series B Convertible Preferred Stock on April 4, 2008. Substantially all of the preferred shares were converted into common stock at the election of stockholders prior to the redemption date. All remaining non-converted shares were redeemed on the redemption date. We issued approximately 6.4 million shares of common stock as a result of the conversion and redemption.

NORTHROP GRUMMAN CORPORATION

(d)  Annual Meeting of Stockholders.

Our Annual Meeting of Stockholders will be held on May 19, 2010, at the Aerospace Systems Presentation Center, One Space Park, Redondo Beach, California 90278.

(e)  Stock Performance Graph.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
AMONG NORTHROP GRUMMAN CORPORATION, THE S&P 500 INDEX,
AND THE S&P AEROSPACE & DEFENSE INDEX

(1)	Assumes $100 invested at the close of business on December 31, 2004, in Northrop Grumman Corporation common stock, Standard & Poor’s (S&P) 500 Index, and the S&P Aerospace Defense Index.

(2)	The cumulative total return assumes reinvestment of dividends.

(3)	The S&P Aerospace Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Goodrich Corporation, Honeywell International Inc., ITT Corporation, L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc., and United Technologies Corporation.

(4)	The total return is weighted according to market capitalization of each company at the beginning of each year.

NORTHROP GRUMMAN CORPORATION

(f)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We have summarized our repurchases of common stock during the three months ended December 31, 2009, in the table below.

				Approximate
				Dollar Value
			Total Numbers	of Shares
			of Shares	that May
			Purchased	Yet Be
			as Part	Purchased
			of Publicly	Under the
	Total Number	Average Price	Announced	Plans or
	of Shares	Paid per	Plans or	Programs
Period	Purchased(1)	Share(2)	Programs	($ in millions)
October 1 through October 31, 2009	1,247,600	$51.01	1,247,600	$218
November 1 through November 30, 2009	2,744,855	55.13	2,744,855	1,167
December 1 through December 31, 2009	4,361,050	55.70	4,361,050	924

Total	8,353,505	$54.81	8,353,505	$924 (1)

(1)	On December 19, 2007, our board of directors authorized a share repurchase program of up to $2.5 billion of our outstanding common stock. On November 5, 2009, our board of directors authorized an addition to the December 19, 2007, authorization in the amount of $1.1 billion. As of December 31, 2009, we have $924 million authorized for share repurchases.

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. We retire our common stock upon repurchase and have not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

(2)	Includes commissions paid.

(g)  Securities Authorized for Issuance Under Equity Compensation Plans.

For a description of securities authorized under our equity compensation plans, see Note 17 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 6.	Selected Financial Data

The data presented in the following table is derived from the audited consolidated financial statements and other information adjusted to reflect the effects of discontinued operations. See also Business Acquisitions and Business Dispositions in Part II, Item 7.

Selected Financial Data

	Year Ended December 31
$ in millions, except per share	2009	2008	2007	2006	2005
Sales and Service Revenues
U.S. Government	$31,037	$29,320	$27,361	$25,906	$26,130
Other customers	2,718	2,995	2,980	2,749	2,611

Total revenues	$33,755	$32,315	$30,341	$28,655	$28,741

Goodwill impairment		$(3,060)
Operating income (loss)	$2,483	(263)	$2,925	$2,405	$2,136
Earnings (loss) from continuing operations	1,573	(1,379)	1,751	1,535	1,356

Basic earnings (loss) per share, from continuing operations	$4.93	$(4.12)	$5.12	$4.44	$3.80
Diluted earnings (loss) per share, from continuing operations	4.87	(4.12)	5.01	4.28	3.73
Cash dividends declared per common share	1.69	1.57	1.48	1.16	1.01

Year-End Financial Position
Total assets	$30,252	$30,197	$33,373	$32,009	$34,214
Notes payable to banks and long-term debt	4,294	3,944	4,055	4,162	5,145
Total long-term obligations and preferred stock(1)	10,580	10,828	9,235	8,622	9,399

Financial Metrics
Free cash flow(2)	$1,411	$2,420	$2,072	$947	$1,811
Notes payable to banks and long-term debt as a percentage of shareholders’ equity	33.8%	33.1%	22.9%	25.0%	30.6%

Other Information
Company-sponsored research and development expenses	$610	$564	$522	$559	$522
Maintenance and repairs	481	439	331	354	424
Payroll and employee benefits	14,751	13,036	12,301	11,918	11,654

Number of employees at year-end	120,700	123,600	121,700	121,400	122,800

(1)	In 2008, all of the shares of preferred stock were converted or redeemed. See Preferred Stock in Part II, Item 5 for more information.

(2)	Free cash flow is a non-GAAP financial measure and is calculated as net cash provided by operations less capital expenditures and outsourcing contract and related software costs. Outsourcing contract and related software costs are similar to capital expenditures in that the contract costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. These outsourcing contract and related software costs are deferred and expensed over the contract life. See Liquidity and Capital Resources – Free Cash Flow in Part II, Item 7 for more information on this measure.

NORTHROP GRUMMAN CORPORATION

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Business
We provide technologically advanced, innovative products, services, and integrated solutions in aerospace, electronics, information and services and shipbuilding to our global customers. We participate in many high-priority defense and commercial technology programs in the United States (U.S.) and abroad as a prime contractor, principal subcontractor, partner, or preferred supplier. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD). We also conduct business with local, state, and foreign governments and domestic and international commercial customers.

Notable Events
Certain notable events or activities affecting our 2009 consolidated financial results included the following:

Financial highlights for the year ended December 31, 2009

■	Contributed voluntary pension pre-funding amounts totaling $800 million.

■	Issued $850 million of unsecured senior obligations.

■	Repurchased 23.1 million common shares for $1.1 billion

■	Increased share repurchase authorization by $1.1 billion.

Notable events for the year ended December 31, 2009

■	Sold our Advisory Services Division (ASD) for $1.65 billion.

■	Delivered 6 ships in 6 different ship classes, USS Dewey (DDG 105), USS New York (LPD 21), USS Makin Island (LHD 8), New Mexico (SSN 779) and USS George H. W. Bush (CVN 77) to the U.S. Navy and USCGC Waesche (NSC 2) to the U.S Coast Guard. Completed the USS Carl Vinson (CVN 70) refueling and complex overhaul and redelivered the ship to the U.S. Navy.

■	Launched two Space Tracking and Surveillance System (STSS) Demonstrator satellites aboard a Delta II rocket.

■	Reached final settlement with the Internal Revenue Service (IRS) Office of Appeals on tax returns for the years ended 2001 through 2003.

■	Jointly settled the Department of Justice microelectronics claim and our claim against the U.S. Government for the termination of the TSSAM program.

■	Increased quarterly common stock dividend from $.40 per share to $.43 per share.

■	Streamlined our organizational structure from seven to five operating segments.

Outlook
From the end of 2008 through 2009, the United States and global economies endured a period of substantial economic uncertainty, and the related financial markets experienced significant volatility. While the financial markets showed signs of stabilization in the second half of 2009, the U.S. and global economies are still recovering and some companies continue to struggle. If the future economic environment continues to be less favorable than it has been in recent years, we could be negatively impacted if the financial viability of certain of our subcontractors and key suppliers is impaired. In addition, the valuation of our pension assets was negatively affected by the volatility in the financial markets in 2008, resulting in higher pension costs in 2009. Should the financial markets experience further decline which impacts our plan asset returns, we could again have higher future pension costs and required plan funding than in prior years.

We conduct business primarily with U.S. Government customers under long-term contracts and we have not materially changed our product and service offerings due to the current economic conditions. The U.S. Government’s budgetary processes give us good visibility regarding future spending and the threat areas that it is addressing. We believe that our current contracts, and our strong backlog of previously awarded contracts align well with our customer’s future needs, and this provides us with good insight regarding future cash flows from our businesses. Nonetheless, we recognize that no business is completely immune to the current economic

NORTHROP GRUMMAN CORPORATION

situation and new policy initiatives could adversely affect future defense spending levels, which could lower our expected future revenues. Certain programs in which we participate may be subject to potential reductions due to a slower rate of growth in the U.S. Defense Budget and funds being utilized to support the ongoing conflicts in Iraq and Afghanistan.

We believe that our portfolio of technologically advanced, innovative products, services, and integrated solutions will generate revenue growth in 2010 and beyond, despite the trend of slower growth rates in the U.S. defense budget. We expect sales in 2010 to be in the range of $34 to $34.6 billion based on backlog (funded and unfunded) of approximately $69.2 billion as of December 31, 2009. We describe in the following paragraphs the major industry and economic factors that may affect our future performance.

Industry Factors
We are subject to the unique characteristics of the U.S. defense industry as a monopsony, whereby demand for our products and services comes primarily from one customer, and by certain elements peculiar to our own business mix.

Liquidity Trends – In light of the ongoing economic situation, we have evaluated our future liquidity needs, both from a short-term and long-term perspective. We expect that cash on hand at the beginning of the year plus cash generated from operations and cash available under credit lines will be sufficient in 2010 to service debt, finance capital expansion projects, pay federal, foreign, and state income taxes, fund pension and other post-retirement benefit plans, and continue paying dividends to shareholders. We have a committed $2 billion revolving credit facility, with a maturity date of August 10, 2012, that can be accessed on a same-day basis.

During the second quarter of 2009, we issued $350 million of 5-year and $500 million of 10-year unsecured senior obligations. Interest on the notes is payable semi-annually in arrears at fixed rates of 3.70 percent and 5.05 percent per annum, and the notes will mature on August 1, 2014, and August 1, 2019, respectively. We can redeem these senior notes at our discretion at any time prior to maturity. We are using the net proceeds from these notes for general corporate purposes including debt repayment, acquisitions, share repurchases, pension plan funding, and working capital. A portion of the net proceeds was used to retire $400 million of 8 percent senior debt that matured.

We believe we can obtain additional capital to provide for long-term liquidity, if necessary, from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. We have an effective shelf registration statement on file with the SEC.

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules – On September 2, 2008, the CAS Board published an Advance Notice of Proposed Rulemaking (ANPRM) that if adopted would provide a framework to partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) requirements. The proposed CAS rule includes provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement. As published, the proposed rule would partially mitigate the near-term mismatch between PPA-amended Employee Retirement Income Security Act (ERISA) minimum contribution requirements, which would not yet be recoverable under CAS. However, until the final rule is published, (and to the extent that the final rule does not completely eliminate any mismatch between ERISA funding requirements and CAS), government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between required contributions and the CAS recoverable pension costs. The CAS Board is expected to issue a final rule in 2010, which would apply to our contracts starting in 2011. We anticipate that contractors will be entitled to seek an equitable adjustment for the additional CAS contract costs required by the final rule.

Economic Opportunities, Challenges, and Risks
Today the United States faces a complex and rapidly changing national security environment. The defense of the U.S. and its allies requires the ability to respond to constantly evolving threats, terrorist acts, regional conflicts and cyber attacks, responses to which are increasingly dependent upon early threat identification. National responses to such threats can require unilateral or cooperative initiatives ranging from dissuasion, deterrence,

NORTHROP GRUMMAN CORPORATION

active defense, security and stability operations, or peacekeeping. We believe that the U.S. Government will continue to place a high priority on the protection of its engaged forces and citizenry and on minimizing collateral damage when force must be applied in pursuit of national objectives. As a result, the U.S. and its military coalitions increasingly rely on sophisticated systems providing long-range surveillance and intelligence, battle management, and precision strike capabilities. Accordingly, defense procurement spending is expected to include the development and procurement of military platforms and systems demonstrating stealth, long-range, survivability, persistence and standoff capabilities. Advanced electronics and software that enhance the capabilities of individual systems and provide for the real-time integration of individual surveillance, information management, strike, and battle management platforms will also be a priority.

The United States is engaged in a multi-front, multi-decade struggle that we expect will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The recently released 2010 Quadrennial Defense Review emphasizes the related challenge of rebuilding readiness at a time when DoD is pursuing growth, modernization and transformation of its forces and capabilities. We do not expect defense requirements to change significantly in the foreseeable future, and the size of national security budgets is expected to remain responsive. The fiscal year 2011 budget submitted by the President requests $548.9 billion in discretionary authority for the DoD base budget (and an additional $159 billion to support contingency operations), representing a slight increase over the 2010 budget. Although the President’s budget request proposes reductions to certain programs in which we participate or for which we expect to compete, we believe that spending on recapitalization and modernization of defense and homeland security assets will continue to be a national priority.

Our substantial new competitive opportunities include unmanned vehicles, reconnaissance and surveillance platforms, missile defense radar, satellite communications systems, restricted programs, cybersecurity, technical services and information technology contracts, and numerous international and homeland security programs. In pursuit of these opportunities, we continue to focus on operational and financial performance for continued improvements in earnings in 2010 and beyond.

U.S. Government programs focused on areas involving intelligence, persistent surveillance, directed energy applications, and cyber space in which we either participate, or strive to participate, must compete with other programs for consideration and resources during the U.S. budget formulation and appropriation processes. In addition to domestic and international considerations, the Pentagon faces its own near-term and long-term internal fiscal constraints as it attempts to balance competing pressures from within and adhere to calls for better economy, efficiency and accountability. Budget decisions made in this environment will have long-term consequences for our size and structure and the entire defense industry.

We have historically concentrated our efforts in high technology areas such as stealth, airborne and space surveillance, battle management, systems integration, defense electronics, cybersecurity and information technology. We have a significant presence in federal and civil information systems; the manufacture of combatant ships including aircraft carriers and submarines; space technology; Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR); and missile systems. We believe that our programs are a high priority for national defense, but under budgetary pressures, one or more of our programs may be reduced, extended, or terminated by our U.S. Government customers.

Congress last year passed legislation to add further discipline and accountability to the acquisition system. This legislation, the Weapon System Acquisition Reform Act of 2009, requires DoD to develop mechanisms to address cost, schedule and performance in establishing program requirements. As acquisition reform progresses, we will continue to anticipate and respond to the actions of the Pentagon and Congress to determine their impact on our operations.

We provide certain product warranties that require repair or replacement of non-conforming items for a specified period of time. Most of our product warranties are provided under government contracts, the costs of which are generally incorporated into contract pricing.

NORTHROP GRUMMAN CORPORATION

Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to numerous procurement regulations, including the False Claims Act and the International Traffic in Arms Regulations promulgated under the Arms Export Control Act. Noncompliance found by any one agency may result in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. Government agencies. We could experience material adverse effects on our business and results of operations if we were suspended or debarred from additional contracts.

We could be affected by future laws or regulations, including those enacted in response to climate change concerns and other actions known as “green initiatives.” We recently established a goal of reducing our greenhouse gas emissions during the next five years. To comply with current and future environmental laws and regulations and to meet this goal, we expect to incur capital and operating costs, but at this time we do not expect that such costs will have a material adverse effect upon our financial position, results of operations or cash flows.

See Risk Factors located in Part I, Item 1A for a more complete description of risks faced by us and the defense industry.

BUSINESS ACQUISITIONS

2009 – We acquired Sonoma Photonics, Inc., as well as assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line in April 2009 for an aggregate amount of approximately $33 million. The operating results from the date of acquisition are reported in the Aerospace Systems segment.

2008 – We acquired 3001 International, Inc. (3001 Inc.) in October 2008 for approximately $92 million in cash. 3001 Inc. provides geospatial data production and analysis, including airborne imaging, surveying, mapping and geographic information systems for U.S. and international government intelligence, defense and civilian customers. The operating results of 3001 Inc. are reported in the Information Systems segment from the date of acquisition.

2007 – We acquired Xinetics Inc. and the remaining 61 percent of Scaled Composites, LLC, both of which are reported in the Aerospace Systems segment, during the third quarter of 2007, for an aggregate amount of approximately $100 million in cash.

In July 2007, we reorganized the AMSEC, LLC joint venture (AMSEC) with our partner, Science Applications International Corporation (SAIC), by dividing AMSEC along customer and product lines. AMSEC is a full-service supplier that provides engineering, logistics and technical support services primarily to U.S. Navy ship and aviation programs. Under the reorganization plan, we retained the ship engineering, logistics and technical service businesses under the AMSEC name (the AMSEC Businesses) and, in exchange, SAIC received the aviation, combat systems and strike force integration services businesses (the Divested Businesses). We treated this reorganization as a step acquisition for the acquisition of SAIC’s interests in the AMSEC Businesses, and recognized a pre-tax gain of $23 million for the effective sale of our interests in the Divested Businesses. From the date of this reorganization, the operating results of the AMSEC Businesses and transaction gain have been consolidated in the Shipbuilding segment. Prior to the reorganization, we accounted for the part of AMSEC, LLC that we did not already own under the equity method.

In January 2007, we acquired Essex Corporation (Essex) for approximately $590 million in cash, including the assumption of debt totaling $23 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. We report operating results of Essex in the Information Systems segment.

BUSINESS DISPOSITIONS

2009 – We sold ASD in December 2009, for $1.65 billion in cash to an investor group led by General Atlantic, LLC and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other businesses also in Information Systems that provide systems engineering technical assistance (SETA) and other analysis and advisory services. Sales for ASD in

NORTHROP GRUMMAN CORPORATION

the years ended December 31, 2009, 2008, and 2007, were approximately $1.5 billion, $1.6 billion, and $1.5 billion, respectively. The assets, liabilities and operating results of this business unit are reported as discontinued operations in the consolidated statements of operations for all periods presented.

2008 – We sold our Electro-Optical Systems (EOS) business in April 2008 for $175 million in cash to L-3 Communications Corporation and recognized a gain of $19 million, net of taxes. EOS, formerly a part of the Electronic Systems segment, produces night vision and applied optics products. Sales for this business through April 2008 and for the year ended December 31, 2007 were approximately $53 million and $190 million, respectively. The assets, liabilities and operating results of this business are reported as discontinued operations in the consolidated statements of operations for all periods presented.

2007 – During the second quarter of 2007, we announced our decision to exit the remaining Interconnect Technologies (ITD) business reported within the Electronic Systems segment. Sales for this business in the year ended December 31, 2007 was $14 million. We completed the shut-down during the third quarter of 2007 and costs associated with the shut-down were not material. The results of this business are reported as discontinued operations in the consolidated statements of operations for all periods presented.

Discontinued Operations – Earnings for the businesses classified within discontinued operations (primarily as a result of the sale of ASD discussed above) were as follows:

	Year Ended December 31
$ in millions	2009	2008	2007
Sales and service revenues	$1,536	$1,625	$1,691

Earnings from discontinued operations	149	146	60
Income tax expense	(54)	(55)	(21)

Earnings, net of tax	$95	$91	$39
Gain on divestitures	446	66
Income tax expense on gain	(428)	(40)

Gain from discontinued operations, net of tax	$18	$26

Earnings from discontinued operations, net of tax	$113	$117	$39

CONTRACTS

We generate the majority of our business from long-term government contracts for development, production, and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general and administrative costs. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are determined under the requirements of the Federal Acquisition Regulation (FAR) and CAS regulations as allowable and allocable costs. Examples of costs incurred by us and not billed to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, certain legal costs, lobbying costs, charitable donations, interest expense and advertising costs.

Our long-term contracts typically fall into one of two broad categories:

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

NORTHROP GRUMMAN CORPORATION

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

The following table summarizes 2009 revenue recognized by contract type and customer:

	U.S.	Other		Percent
($ in millions)	Government	Customers	Total	of Total
Flexibly priced	$22,573	$149	$22,722	67%
Firm fixed-price	8,464	2,569	11,033	33%

Total	$31,037	$2,718	$33,755	100%

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

Award Fees – Certain contracts contain provisions consisting of award fees based on performance criteria such as cost, schedule, quality, and technical performance. Award fees are determined and earned based on an evaluation by the customer of the company’s performance against such negotiated criteria. Fees that can be reasonably assured and reasonably estimated are recorded over the performance period of the contract. Award fee contracts are widely used throughout our operating segments. Examples of significant long-term contracts with substantial negotiated award fee amounts are the Global Hawk Engineering and Manufacturing Development and the majority of satellite contracts.

Compliance and Monitoring – We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Revenue Recognition
Overview – We derive the majority of our business from long-term contracts for the production of goods and services provided to the federal government, which are accounted for in conformity with accounting principles generally accepted in the United States of America (GAAP) for construction-type and production-type contracts and federal government contractors. We classify contract revenues as product sales or service revenues depending on the predominant attributes of the relevant underlying contracts. We also enter into contracts that are not associated with the federal government, such as contracts to provide certain services to non-federal government customers. We account for those contracts in accordance with the relevant revenue recognition GAAP.

We consider the nature of these contracts and the types of products and services provided when determining the proper accounting method for a particular contract.

Percentage-of-Completion Accounting – We generally recognize revenues from our long-term contracts under the cost-to-cost or the units-of-delivery measures of the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. For most contracts, sales are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. For certain contracts with large up-front purchases of material, primarily in the Shipbuilding segment, sales are generally calculated based on the percentage that direct labor costs incurred bear to total

NORTHROP GRUMMAN CORPORATION

estimated direct labor costs. The units-of-delivery measure is a modification of the percentage-of-completion method, which recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

The use of the percentage-of-completion method depends on our ability to make reasonably dependable cost estimates for the design, manufacture, and delivery of our products and services. Such costs are typically incurred over a period of several years, and estimation of these costs requires the use of judgment. We record sales under cost-type contracts as costs are incurred.

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to delivery of the product. These incentives take the form of potential additional fees to be earned or penalties to be incurred. Incentives and award fees that can be reasonably assured and reasonably estimated are recorded over the performance period of the contract. Incentives and award fees that are not reasonably assured or cannot be reasonably estimated are recorded when awarded or at such time as a reasonable estimate can be made.

Other changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on our consolidated financial position or results of operations.

Certain Service Contracts – We generally recognize revenue under contracts to provide services to non-federal government customers when services are performed. Service contracts include operations and maintenance contracts, and outsourcing-type arrangements, primarily in Information Systems and Technical Services. We generally recognize revenue under such contracts on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these service contracts are expensed as incurred, except that direct and incremental set-up costs are capitalized and amortized over the life of the agreement. Operating profit related to such service contracts may fluctuate from period to period, particularly in the earlier phases of the contract.

Contracts that include more than one type of product or service are accounted for under the relevant GAAP for revenue arrangements with multiple-elements. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

Cost Estimation – The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of our engineers, program managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete. A significant change in an estimate on one or more contracts could have a material effect on our consolidated financial position or results of operations. We update our contract cost estimates at least annually and more frequently as determined by events or circumstances. We generally review and reassess our cost and revenue estimates for each significant contract on a quarterly basis.

We record a provision for the entire loss on the contract in the period the loss is determined when estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned. We offset loss provisions first against costs that are included in unbilled accounts receivable or inventoried assets, with any remaining amount reflected in liabilities.

NORTHROP GRUMMAN CORPORATION

Purchase Accounting and Goodwill
Overview – We allocate the purchase price of an acquired business to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 31, 2008, we recorded adjustments to fair value assessments to goodwill over the purchase price allocation period (typically not exceeding twelve months), and adjusted goodwill for the resolution of income tax uncertainties which extended beyond the purchase price allocation period.

In 2009, we implemented new GAAP accounting guidance related to business combinations that impacts how we record adjustments to fair values included in the purchase price allocation and the resolution of income tax uncertainties. For acquisitions completed after January 1, 2009, any adjustments to the fair value of purchased assets and subsequent resolution of uncertain tax positions are recognized in net earnings, rather than as adjustments to goodwill.

Acquisition Accruals – We establish certain accruals in connection with indemnities and other contingencies from our acquisitions and divestitures. We have recorded these accruals and subsequent adjustments during the purchase price allocation period for acquisitions and as events occur for divestitures. The accruals were determined based upon the terms of the purchase or sales agreements and, in most cases, involve a significant degree of judgment. We recorded these accruals in accordance with our interpretation of the terms of the purchase or sale agreements, known facts, and an estimation of probable future events based on our experience.

Tests for Impairment – We perform impairment tests for goodwill as of November 30th of each year, or when evidence of potential impairment exists.  We record a charge to operations when we determine that an impairment has occurred. In order to test for potential impairment, we use a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weights of each component of our consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model.

Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.

Litigation, Commitments, and Contingencies
Overview – We are subject to a range of claims, lawsuits, environmental and income tax matters, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and our internal and external legal counsel. In accordance with our practices relating to accounting for contingencies, we record amounts as charges to earnings after taking into consideration the facts and circumstances of each matter, including any settlement offers, and determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure to us may vary from earlier estimates as further facts and circumstances become known.

Environmental Accruals – We are subject to the environmental laws and regulations of the jurisdictions in which we conduct operations. We record a liability for the costs of expected environmental remediation obligations when we determine that it is probable we will incur such costs, and the amount of the liability can be reasonably estimated. When a range of costs is possible and no amount within that range is a better estimate than another, we record the minimum amount of the range.

NORTHROP GRUMMAN CORPORATION

Factors which could result in changes to the assessment of probability, range of estimated costs, and environmental accruals include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, results of efforts to involve other legally responsible parties, financial insolvency of other responsible parties, changes in laws and regulations or contractual obligations affecting remediation requirements, and improvements in remediation technology. Although we cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures will have a material adverse effect on our financial position, results of operations, or cash flows.

Litigation Accruals – Litigation accruals are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure to us may vary from earlier estimates as further facts and circumstances become known. Based upon the information available, we believe that the resolution of any of these various claims and legal proceedings would not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Uncertain Tax Positions – In 2007, we adopted a new accounting standard related to uncertain tax positions, and made a comprehensive review of our portfolio of uncertain tax positions at the date of adoption. Only tax positions meeting the more-likely-than-not recognition threshold may be recognized or continue to be recognized in the financial statements. The timing and amount of accrued interest is determined by the applicable tax law associated with an underpayment of income taxes. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed in our tax return. We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense. See Note 12 to the consolidated financial statements in Part II, Item 8. Under existing GAAP, prior to January 1, 2009, changes in accruals associated with uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses were charged or credited to goodwill; effective January 1, 2009, such changes will be recorded to income tax expense. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined.

Retirement Benefits
Overview – We annually evaluate assumptions used in determining projected benefit obligations and the fair values of plan assets for our pension plans and other post-retirement benefits plans in consultation with our outside actuaries. In the event that we determine that plan amendments or changes in the assumptions are warranted, future pension and post-retirement benefit expenses could increase or decrease.

Assumptions – The principal assumptions that have a significant effect on our consolidated financial position and results of operations are the discount rate, the expected long-term rate of return on plan assets, the health care cost trend rate and the estimated fair market value of plan assets. For certain plan assets where the fair market value is not readily determinable, such as real estate, private equity, and hedge funds, estimates of fair value are determined using the best information available.

Discount Rate – The discount rate represents the interest rate that is used to determine the present value of future cash flows currently expected to be required to settle the pension and post-retirement benefit obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, the discount rate is primarily determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Taking into consideration the factors noted above, our weighted-average pension composite discount rate was 6.03 percent at December 31, 2009, and 6.25 percent at December 31, 2008. Holding all other assumptions constant, and since net actuarial gains and losses were in excess of the 10 percent accounting corridor in 2009, an increase or decrease of 25 basis points in the discount rate assumption for 2009

NORTHROP GRUMMAN CORPORATION

would have decreased or increased pension and post-retirement benefit expense for 2009 by approximately $80 million, of which $4 million relates to post-retirement benefits, and decreased or increased the amount of the benefit obligation recorded at December 31, 2009, by approximately $800 million, of which $70 million relates to post-retirement benefits. The effects of hypothetical changes in the discount rate for a single year may not be representative and may be asymmetrical or nonlinear for future years because of the application of the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required. Due to adverse capital market conditions in 2008 our pension plan assets experienced a negative return of approximately 16 percent in 2008. As a result, substantially all of our plans experienced net actuarial losses outside the 10 percent accounting corridor at the end of 2008, thus requiring accumulated gains and losses to be amortized to expense. As a result of this condition, sensitivity of net periodic costs to changes in the discount rate were much higher in 2009 than was the case in 2008 and prior. This condition is expected to continue into the near future.

Expected Long-Term Rate of Return – The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested in a specified target asset allocation to provide for anticipated future benefit payment obligations. For 2009 and 2008, we assumed an expected long-term rate of return on plan assets of 8.5 percent. An increase or decrease of 25 basis points in the expected long-term rate of return assumption for 2009, holding all other assumptions constant, would increase or decrease our pension and post-retirement benefit expense for 2009 by approximately $48 million.

Health Care Cost Trend Rates – The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. For 2009, we assumed an expected initial health care cost trend rate of 7 percent and an ultimate health care cost trend rate of 5 percent reached in 2014. In 2008, we assumed an expected initial health care cost trend rate of 7.5 percent and an ultimate health care cost trend rate of 5 percent be reached in 2014.

Differences in the initial through the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2009 post-retirement benefit results:

	1-Percentage-	1-Percentage-
$ in millions	Point Increase	Point Decrease
Increase (Decrease) From Change In Health Care Cost Trend Rates To
Post-retirement benefit expense	$7	$(8)
Post-retirement benefit liability	81	(91)

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Year Ended December 31
$ in millions, except per share	2009	2008	2007
Sales and service revenues	$33,755	$32,315	$30,341
Cost of sales and service revenues	28,130	26,375	24,354
General and administrative expenses	3,142	3,143	3,062
Goodwill impairment		3,060
Operating income (loss)	2,483	(263)	2,925
Interest expense	281	295	336
Other, net	64	38	17
Federal and foreign income taxes	693	859	855
Diluted earnings (loss) per share from continuing operations	4.87	(4.12)	5.01
Net cash provided by operating activities	2,133	3,211	2,890

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues
Sales and service revenues consist of the following:

	Year Ended December 31
$ in millions	2009	2008	2007
Product sales	$20,914	$19,634	$18,577
Service revenues	12,841	12,681	11,764

Sales and service revenues	$33,755	$32,315	$30,341

2009 – Product sales increased by $1.3 billion, or 7 percent, over 2008, reflecting sales growth at the principal products businesses in Aerospace Systems, Electronic Systems and Shipbuilding. Service revenues increased by $160 million, or 1 percent, over 2008, reflecting sales growth at the principal services businesses in Information Systems and Technical Services.

2008 – Product sales increased by $1.1 billion, or 6 percent, over 2007, reflecting sales growth at the principal products businesses in Aerospace Systems, Electronic Systems and Shipbuilding. Service revenues increased by $917 million, or 8 percent, over 2007, reflecting sales growth at the principal services businesses in Information Systems and Technical Services.

See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues
Cost of sales and service revenues and general and administrative expenses are comprised of the following:

	Year Ended December 31
$ in millions	2009	2008	2007
Cost of Sales and Service Revenues
Cost of product sales	$16,591	$15,490	$14,340
% of product sales	79.3%	78.9%	77.2%
Cost of service revenues	11,539	10,885	10,014
% of service revenues	89.9%	85.8%	85.1%
General and administrative expenses	3,142	3,143	3,062
% of total sales and service revenues	9.3%	9.7%	10.1%
Goodwill impairment		3,060

Cost of sales and service revenues	$31,272	$32,578	$27,416

Cost of Product Sales and Service Revenues
2009 – Cost of product sales in 2009 increased $1.1 billion, or 7 percent, over 2008 primarily as a result of the higher sales volume described above. The increase in cost of product sales as a percentage of product sales was primarily due to higher GAAP pension costs across all of our businesses.

Cost of service revenues in 2009 increased $654 million, or 6 percent, over 2008 primarily as a result of the higher sales volume described above. The increase in cost of service revenues as a percentage of service revenues was primarily due to higher U.S. GAAP pension costs across all of our businesses.

2008 – Cost of product sales in 2008 increased $1.2 billion, or 8 percent, over 2007 and increased 170 basis points as a percentage of product sales over the same period due largely to the sales volume increase described above. The increase in cost of product sales as a percentage of product sales is primarily due to cost growth at the Gulf Coast shipyards. In 2008, we recorded a net charge of $263 million on LHD-8 and other Shipbuilding programs, as well as additional costs for work delays at a subcontractor on the LPD program as a result of Hurricane Ike.

NORTHROP GRUMMAN CORPORATION

Cost of service revenues in 2008 increased $871 million, or 9 percent, over 2007 primarily due to the sales volume increase described above. The 70 basis points increase in cost of service revenues as a percentage of service revenues is primarily due to lower performance in the Civil Systems business area in Information Systems.

See the Segment Operating Results section below for further information.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis, and contract performance factors include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations. General and administrative expenses as a percentage of total sales and service revenues decreased from 9.7 percent in 2008 to 9.3 percent in 2009, primarily as a result of lower corporate overhead costs and a gain resulting from a legal settlement. General and administrative expenses as a percentage of total sales and service revenues decreased from 10.1 percent in 2007 to 9.7 percent in 2008 primarily as a result of costs remaining relatively constant while revenues increased over the same period in 2007.

Goodwill Impairment – In 2008, we recorded a non-cash charge totaling $3.1 billion at Aerospace Systems and Shipbuilding. See Note 10 to the consolidated financial statements in Part II, Item 8.

Operating Income (Loss)
We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses. We also further evaluate operating income for each of the business segments in which we operate.

We internally manage our operations by reference to “segment operating income.” Segment operating income is defined as operating income before unallocated expenses and net pension adjustment, neither of which affect the segments, and the reversal of royalty income, which is classified as “other, net” for financial reporting purposes. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner.

	Year Ended December 31
$ in millions	2009	2008	2007
Segment operating income (loss)	$2,929	$(299)	$3,025
Unallocated expenses	(111)	(157)	(209)
Net pension adjustment	(311)	263	127
Royalty income adjustment	(24)	(70)	(18)

Total operating income (loss)	$2,483	$(263)	$2,925

Segment Operating Income (Loss)
2009 – Segment operating income in 2009 was $2.9 billion as compared with segment operating loss of $299 million in 2008 and segment operating income of $3.0 billion in 2007. The loss in 2008 was primarily due to a goodwill impairment charge totaling $3.1 billion at Aerospace Systems and Shipbuilding.

Unallocated Expenses
Unallocated expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS regulations and FAR, and therefore not allocated to the segments, for costs related to management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated expenses for 2009 decreased $46 million, or 29 percent, as compared with 2008, primarily due to a gain resulting from a legal settlement, net of legal provisions and related expenses, partially offset by higher costs related to environmental remediation and post-retirement employee benefits. Unallocated expenses

NORTHROP GRUMMAN CORPORATION

for 2008 decreased $52 million, or 25 percent, as compared with 2007 primarily due to $88 million in higher legal and investigative provisions recorded in 2007, partially offset by an increase in environmental, health and welfare, and other unallocated corporate costs in 2008.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. The net pension adjustment in 2009 was an expense of $311 million, as compared with income of $263 million and $127 million in 2008 and 2007, respectively. The net pension expense in 2009 was primarily the result of negative returns on plan assets in 2008. The income in 2008 and 2007 was due to decreased GAAP pension expense, primarily resulting from better-than-estimated investment returns in prior years and higher discount rate assumptions.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. See Other, net below.

Interest Expense
2009 – Interest expense in 2009 decreased $14 million, or 5 percent, as compared with 2008. The decrease is primarily due to higher capitalized interest and lower interest rates.

2008 – Interest expense in 2008 decreased $41 million, or 12 percent, as compared with 2007. The decrease is primarily due to the conversion and redemption of the mandatorily redeemable convertible preferred stock in April 2008, which reduced the related dividends paid during 2008 (which were recorded as interest expense in the accompanying consolidated statements of operations in Part II, Item 8). Lower LIBOR rates on the interest rate swap agreements also contributed to the decrease in interest expense.

Other, net
2009 – Other, net for 2009 was $64 million income, an increase of $26 million as compared with 2008, primarily due to positive mark-to-market adjustments on investments in marketable securities used as funding for non-qualified employee benefits and a gain from the recovery of a loan to an affiliate, partially offset by $60 million of royalty income from patent infringement settlements in 2008.

2008 – Other, net for 2008 was $38 million income, an increase of $21 million as compared with 2007, primarily due to $60 million in royalty income from patent infringement settlements at Electronic Systems in 2008, partially offset by negative mark-to-market adjustments on investments in marketable securities used as a funding source for non-qualified employee benefits.

Federal and Foreign Income Taxes
2009 – Our effective tax rate on earnings from continuing operations for 2009, was 30.6 percent compared with 33.8 percent in 2008 (excluding the non-cash, non-deductible goodwill impairment charge of $3.1 billion at Aerospace Systems and Shipbuilding). In 2009, we recognized net tax benefits of approximately $75 million primarily as a result of a final settlement with the IRS Office of Appeals and the U.S. Congressional Joint Committee on Taxation (Joint Committee) related to our tax returns for the years ended 2001-2003.

2008 – Our effective tax rate on earnings from continuing operations for 2008, was 33.8 percent (excluding the non-cash, non-deductible goodwill impairment charge of $3.1 billion at Aerospace Systems and Shipbuilding) as compared with 32.8 percent in 2007. In 2008, we recognized net tax benefits of $35 million primarily attributable to a settlement reached with the IRS and the Joint Committee with respect to the IRS audit of TRW tax returns for the years 1999-2002.

Discontinued Operations
2009 – Earnings from discontinued operations, net of tax, was $113 million for 2009, compared with $117 million in 2008. The earnings were primarily attributable to the operating results and gain on disposition of the ASD, which was sold in December 2009. See Note 5 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Diluted Earnings (Loss) Per Share
2009 – Diluted earnings per share from continuing operations in 2009 were $4.87 per share, as compared with $4.12 diluted loss per share in 2008. Earnings per share are based on weighted-average diluted shares outstanding of 323.3 million for 2009 and weighted average basic shares outstanding of 334.5 million for 2008. For the year ended December 31, 2008, the potential dilutive effect of 7.1 million shares from stock options, stock awards, and the mandatorily redeemable preferred stock were excluded from the computation of weighted average shares outstanding as the shares would have had an anti-dilutive effect. The goodwill impairment charge of $3.1 billion at Aerospace Systems and Shipbuilding reduced our 2008 diluted earnings per share from continuing operations by $9.15 per share.

2008 – Diluted loss per share from continuing operations in 2008 was $4.12 per share, as compared with $5.01 diluted earnings per share in 2007. Earnings per share are based on weighted-average basic shares outstanding of 334.5 million for 2008 (which excludes potential dilutive shares as noted above) and weighted-average diluted shares outstanding of 354.3 million for 2007.

Net Cash Provided by Operating Activities
2009 – Net cash provided by operating activities in 2009 was $2.1 billion compared with $3.2 billion in 2008 and reflects higher pension plan contributions and income tax payments. In 2009, we contributed $858 million to our pension plans, of which $800 million was voluntarily pre-funded, as compared with $320 million in 2008, of which $200 million was voluntarily pre-funded. Income taxes paid, net of refunds, was $1.3 billion in 2009, as compared with $719 million in 2008. Income taxes paid in 2009 included $508 million resulting from the sale of ASD.

Net cash provided by operating activities for 2009 included $171 million of federal and state income tax refunds and $11 million of interest income.

2008 – Net cash provided by operating activities in 2008 was $3.2 billion as compared to $2.9 billion in 2007 and reflects lower income tax payments and continued trade working capital reductions. Pension plan contributions totaled $320 million in 2008, of which $200 million was voluntarily pre-funded, and were comparable to 2007.

Net cash provided by operating activities for 2008 included $113 million of federal and state income tax refunds and $23 million of interest income.

SEGMENT OPERATING RESULTS

Basis of Presentation
Realignments – In January 2009, we streamlined our organizational structure by reducing the number of operating segments from seven to five. The five segments are Aerospace Systems, which combines the former Integrated Systems and Space Technology segments; Electronic Systems; Information Systems, which combines the former Information Technology and Mission Systems segments; Shipbuilding; and Technical Services. Creation of the Aerospace Systems and Information Systems segments is intended to strengthen alignment with customers, improve our ability to execute on programs and win new business, and enhance our cost competitiveness.

During the first quarter of 2009, we realigned certain logistics, services, and technical support programs and transferred assets from the Information Systems and Electronic Systems segments to the Technical Services segment. This realignment is intended to strengthen our core capability in aircraft and electronics maintenance, repair and overhaul, life cycle optimization, and training and simulation services.

The sales and segment operating income in the following tables have been revised to reflect the above realignments for all periods presented.

During the first quarter of 2009, we transferred certain optics and laser programs from the Information Systems segment to the Aerospace Systems segment. We did not reclassify the prior year sales and segment operating income in the following tables to reflect this business transfer as the operating results of this business were not considered material.

NORTHROP GRUMMAN CORPORATION

Business Dispositions – As previously mentioned, we sold ASD in December 2009. Operating results of this business unit are reported as discontinued operations in the consolidated statements of operations for all periods presented and thus, are not included in the table below.

	Year Ended December 31
$ in millions	2009	2008	2007
Sales and Service Revenues
Aerospace Systems	$10,419	$9,825	$9,234
Electronic Systems	7,671	7,048	6,466
Information Systems	8,611	8,205	7,758
Shipbuilding	6,213	6,145	5,788
Technical Services	2,776	2,535	2,422
Intersegment eliminations	(1,935)	(1,443)	(1,327)

Total sales and service revenues	$33,755	$32,315	$30,341

	Year Ended December 31
$ in millions	2009	2008	2007
Operating Income (Loss)
Aerospace Systems	$1,071	$416	$919
Electronic Systems	969	947	809
Information Systems	631	629	725
Shipbuilding	299	(2,307)	538
Technical Services	161	144	139
Intersegment eliminations	(202)	(128)	(105)

Total segment operating income (loss)	2,929	(299)	3,025
Non-segment factors affecting operating income (loss)
Unallocated expenses	(111)	(157)	(209)
Net pension adjustment	(311)	263	127
Royalty income adjustment	(24)	(70)	(18)

Total operating income (loss)	$2,483	$(263)	$2,925

KEY SEGMENT FINANCIAL MEASURES

Operating Performance Assessment and Reporting
We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates and Judgments described on page 31. Based on this approach and the nature of our operations, the discussion of results of operations generally focuses around our five segments versus distinguishing between products and services. Product sales are predominantly generated in the Aerospace Systems, Electronic Systems and Shipbuilding segments, while the majority of our service revenues are generated by the Information Systems and Technical Services segments.

NORTHROP GRUMMAN CORPORATION

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

Program Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-K are included in the “Glossary of Programs” beginning on page 51.

AEROSPACE SYSTEMS

	Year Ended December 31
$ in millions	2009	2008	2007
Sales and Service Revenues	$10,419	$9,825	$9,234
Segment Operating Income	1,071	416	919
As a percentage of segment sales	10.3%	4.2%	10.0%

Sales and Service Revenues
2009 – Aerospace Systems revenue increased $594 million, or 6 percent, as compared with 2008. The increase was primarily due to $201 million higher sales in Space Systems (SS), $201 million higher sales in Battle Management & Engagement Systems (BM&ES), and $191 million higher sales in Strike & Surveillance Systems (S&SS). The increase in SS was primarily due to the ramp-up of restricted programs awarded in 2008, partially offset by decreased sales volume on the National Polar-orbiting Operational Environmental Satellite System (NPOESS) and cancellation of the Transformational Satellite Communications System (TSAT) program. The increase in BM&ES was primarily due to higher sales volume on the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System, the E-2D Advanced Hawkeye, and the EA-18G programs, partially offset by lower sales volume on the E2-C as the program is nearing completion. The increase in S&SS was primarily due to higher sales volume from Global Hawk High-Altitude Long-Endurance (HALE) Systems, F-35, F/A-18, and B-2 programs, partially offset by decreased activity on the Kinetic Energy Interceptor (KEI) program, which was terminated for convenience in 2009, and the Intercontinental Ballistic Missile (ICBM) program.

NORTHROP GRUMMAN CORPORATION

2008 – Aerospace Systems revenue increased $591 million, or 6 percent, as compared with 2007. The increase was primarily due to $288 million higher sales in Advanced Products & Technology (AP&T), $233 million higher sales in S&SS, and $100 million higher sales in SS. The increase in AP&T was primarily due to higher sales volume associated with the N-UCAS program. The increase in S&SS was primarily due to higher sales volume on the Global Hawk HALE Systems, KEI, and B-2 programs, partially offset by lower sales volume on the F-35 program and the Multi-Platform Radar Technology Insertion Program (MP-RTIP). The increase in SS was primarily due to higher sales volume on the James Webb Space Telescope (JWST) program, NPOESS, and restricted programs, partially offset by lower sales volume on the Advanced Extremely High Frequency (AEHF) and STSS programs, and termination of the Space Radar program in the second quarter of 2008.

Segment Operating Income
2009 – Aerospace Systems operating income increased $655 million, or 157 percent, as compared with 2008. The increase was primarily due to a 2008 goodwill impairment charge of $570 million (see Note 10 to the consolidated financial statements in Part II, Item 8), $61 million from the higher sales volume discussed above, and $24 million in improved program performance. The $24 million in improved program performance was principally due to $67 million in performance improvements in S&SS programs, primarily related to ICBM and Global Hawk HALE Systems, partially offset by $33 million in lower performance across various programs in SS and BM&ES.

2008 – Aerospace Systems operating income decreased $503 million, or 55 percent, as compared with 2007. The decrease in operating income was due to a $570 million goodwill impairment charge and a $27 million favorable adjustment in 2007 related to the settlement of prior years’ overhead costs, partially offset by $59 million from the higher sales volume described above and $35 million in net performance improvements associated with risk retirement in several key programs within S&SS, AP&T, and various restricted programs.

ELECTRONIC SYSTEMS

	Year Ended December 31
$ in millions	2009	2008	2007
Sales and Service Revenues	$7,671	$7,048	$6,466
Segment Operating Income	969	947	809
As a percentage of segment sales	12.6%	13.4%	12.5%

Sales and Service Revenues
2009 – Electronic Systems revenue increased $623 million, or 9 percent, as compared with 2008. The increase was primarily due to $225 million in higher sales in Aerospace Systems (AS), $128 million higher sales in Space & I&SR Systems, $89 million higher sales in Defensive Systems (DS), $80 million in higher sales in Navigation Systems (NS) and $59 million in higher sales in Naval & Marine Systems (N&MS). The increase in AS was due to higher volume on the F-35 Low Rate Initial Production (LRIP), B-52 Sustainment and intercompany programs. The increase in Space & ISR Systems was due to higher volume on the Space Based Infrared System (SBIRS) follow-on production program. The increase in DS was due to higher deliveries associated with the Large Aircraft Infrared Countermeasures (LAIRCM) program. The increase in N&MS was due to higher volume on power and propulsion systems for the Virginia-class submarine program. The increase in NS was due to higher volume on Inertial and Fiber Optic Gyro Navigation Programs.

2008 – Electronic Systems revenue increased $582 million, or 9 percent, as compared with 2007. The increase was primarily due to $241 million in higher sales in AS, $165 million in higher sales in Land Forces, $69 million in higher sales in NS, and $60 million in higher sales in DS. The increase in AS was due to higher deliveries of upgraded F-16 international fire control radar systems and increased volume on the MESA Korea program. The increase in Land Forces was due to higher volume on vehicular intercommunication systems (VIS) and the Ground/Air Task Oriented Radar (G/ATOR) radar program. The increase in NS was due to higher volume associated with Inertial Navigation programs. The increase in DS was due to higher deliveries associated with the LAIRCM program.

NORTHROP GRUMMAN CORPORATION

Segment Operating Income
2009 – Electronic Systems operating income increased $22 million, or 2 percent, as compared with 2008. The increase was primarily due to $79 million from the higher sales volume discussed above, partially offset by $57 million in higher unfavorable performance adjustments in 2009. The higher unfavorable performance adjustments in 2009 were due to adjustments of $98 million in Government Systems, primarily on the Flats Sequencing System postal automation program, partially offset by favorable performance adjustments in restricted Aerospace Systems programs and Land Forces programs. Operating performance adjustments in 2008 included royalty income of $60 million and a $20 million charge for the MESA Wedgetail program as discussed below.

2008 – Electronic Systems operating income increased $138 million, or 17 percent, as compared with 2007. The increase in operating income was primarily due to $78 million from the higher sales volume described above and $60 million in royalty income resulting from patent infringement settlements at NS. The 2008 operating income included a charge of $20 million for our MESA Wedgetail program associated with potential liquidated damages arising from the prime contractor’s announced schedule delay in completing the program. The 2007 operating income included a charge of $27 million for the F-16 Block 60 fixed-price development combat avionics program.

INFORMATION SYSTEMS

	Year Ended December 31
$ in millions	2009	2008	2007
Sales and Service Revenues	$8,611	$8,205	$7,758
Segment Operating Income	631	629	725
As a percentage of segment sales	7.3%	7.7%	9.3%

Sales and Service Revenues
2009 – Information Systems revenue increased $406 million, or 5 percent, as compared with 2008. The increase was primarily due to $287 million in higher sales in Intelligence Systems and $201 million in higher sales in Defense Systems, partially offset by $98 million in lower sales in Civil Systems. The increase in Intelligence Systems was primarily due to program growth on the Counter Narco-Terrorism Program Office, Guardrail Common Sensor System IDIQ and certain restricted programs, partially offset by lower sales volume on the Navstar Global Positioning System Operational Control Segment (GPS OCX) program. The increase in Defense Systems was primarily driven by program growth on Trailer Mounted Support System, Airborne and Maritime/Fixed Stations Joint Tactical Radio Systems and Battlefield Airborne Communications Node (BACN) activities, partially offset by fewer delivery orders on the Force XXI Battle Brigade and Below (FBCB2) I-Kits program. The decrease in Civil Systems was primarily driven by lower volume on the New York City Wireless (NYCWiN) and Virginia IT outsourcing (VITA) programs.

2008 – Information Systems revenue increased $447 million, or 6 percent, as compared with 2007. The increase was primarily due to higher sales volume on the Navstar GPS OCX, Counter-Rocket Artillery Mortar, Command Post Platform and Joint National Integration Center Research and Development programs, partially offset by lower sales volume on the Space Based Surveillance System, F-22 and F-35 programs, and the winding down of various commercial, state and local programs.

Segment Operating Income
2009 – Information Systems operating income increased $2 million as compared with 2008. The increase was primarily due to $30 million from the higher sales volume discussed above, offset by $37 million of non-recurring costs associated with the sale of ASD and unfavorable performance results in Civil Systems (CSD) programs, principally due to the VITA outsourcing program for the Commonwealth of Virginia.

2008 – Information Systems operating income decreased $96 million, or 13 percent, as compared with 2007. The decrease in operating income was primarily driven by lower performance results, primarily due to a

NORTHROP GRUMMAN CORPORATION

$57 million negative performance adjustment in the NYCWiN program recorded in the third quarter of 2008 in CSD. The adjustment included provisions related to a key supplier as well as a revised estimate of cost to complete the program. The decrease in operating income as a percentage of sales reflected lower performance for Defense Systems programs, including higher planned internal investment for a new business opportunity, and final allocation of current and prior year overhead items.

SHIPBUILDING

	Year Ended December 31
$ in millions	2009	2008	2007
Sales and Service Revenues	$6,213	$6,145	$5,788
Segment Operating Income	299	(2,307)	538
As a percentage of segment sales	4.8%	(37.5)%	9.3%

Sales and Service Revenues
2009 – Shipbuilding revenue increased $68 million as compared with 2008. The increase was due to $180 million higher sales in Submarines, $58 million higher sales in Expeditionary Warfare and $39 million higher sales in Aircraft Carriers, partially offset by $113 million lower sales in Fleet Support and $109 million lower sales in Surface Combatants. The increase in Submarines was primarily due to higher sales volume on the construction of the Virginia-class submarines. The increase in Expeditionary Warfare was due to higher sales volume in the LPD program due to production ramp-ups, partially offset by the delivery of the LHD 8. The decrease in Fleet Support was primarily due to the redelivery of the USS Toledo submarine in the first quarter of 2009 and decreased carrier fleet support services. The decrease in Surface Combatants was primarily due to lower sales volume on the DDG 51 program.

2008 – Shipbuilding revenues increased $357 million, or 6 percent, as compared with 2007. The increase was primarily due to $254 million higher sales in Aircraft Carriers, $178 million higher sales in Surface Combatants, and $112 million higher sales in Fleet Support, partially offset by $184 million lower sales in Expeditionary Warfare. The increase in Aircraft Carriers was primarily due to higher sales volume on the Gerald R. Ford, USS Enterprise Extended Dry-docking Selected Restricted Availability (EDSRA), and USS Theodore Roosevelt Refueling and Complex Overhaul (RCOH), partially offset by lower volume on the USS Carl Vinson. The increase in Surface Combatants was primarily due to higher sales volume in the DDG 51 and DDG 1000 programs. The increase in Fleet Support was primarily due to the consolidation of AMSEC in the 2008 period. Expeditionary Warfare sales for 2008 were negatively impacted by a contract adjustment of $134 million on the LHD 8 program and the impact of Hurricane Gustav, partially offset by higher sales in the LPD program. In 2007, all programs at the Pascagoula, Mississippi facility were negatively impacted by a labor strike.

Segment Operating Income (Loss)
2009 – Shipbuilding operating income was $299 million as compared with operating loss of $2.3 billion in 2008. The increase was primarily due to the 2008 goodwill impairment charge of $2.5 billion (See Note 10 to the consolidated financial statements in Part II, Item 8), and improved performance in Expeditionary Warfare as compared to 2008. In 2008, the Expeditionary Warfare business had net negative performance adjustments of $263 million due principally to adjustments on the LHD 8 contract, cost growth and schedule delays on the LPD program and the effects of Hurricane Ike on a subcontractor’s performance.

2008 – Shipbuilding operating loss was $2.3 billion as compared with operating income of $538 million in the same period of 2007. The decrease was due to a goodwill impairment charge of $2.5 billion, and $366 million in net lower performance results, partially offset by the higher sales volume described above. The decrease in performance results was primarily due to $263 million in net performance adjustments on LHD 8 and other programs in 2008, cost growth and schedule delays on several LPD ships resulting primarily from the effects of Hurricane Ike on an LPD subcontractor (see Note 15 to the consolidated financial statements in Part II, Item 8),

NORTHROP GRUMMAN CORPORATION

and the effect of reductions in contract booking rates resulting from management taking a more conservative approach in its risk assessment on programs throughout the Gulf Coast Shipyards.

TECHNICAL SERVICES

	Year Ended December 31
$ in millions	2009	2008	2007
Sales and Service Revenues	$2,776	$2,535	$2,422
Segment Operating Income	161	144	139
As a percentage of segment sales	5.8%	5.7%	5.7%

Sales and Service Revenues
2009 – Technical Services revenue increased $241 million, or 10 percent, as compared with 2008. The increase was primarily due to $245 million higher sales in the Life Cycle Optimization & Engineering Group (LCOE), and $74 million higher sales in the Training & Simulation Group (TSG), offset by $72 million in lower sales for the Systems Support Group (SSG). The increase in LCOE was due to increased task orders for the Counter Narcoterrorism Technology Program Office and higher demand on the Hunter Contractor Logistics Support (CLS) programs in support of the DoD’s surge in Intelligence, Surveillance, and Reconnaissance (ISR) initiatives. The increase in TSG was due to higher volume on various training and simulation programs including the Joint Warfighting Center Support, Saudi Arabian National Guard Modernization and Training, Global Linguists Solutions, National Level Exercise 2009 and African Contingency Operations Training Assistance programs. These increases were partially offset by lower 2009 sales in SSG due to the completion of the Joint Base Operations Support (JBOSC) program in 2008.

2008 – Technical Services revenue increased $113 million or 5 percent, as compared with 2007. The increase was primarily due to $93 million in higher sales in LCOE and $42 million in higher sales in TSG, partially offset by $26 million in lower sales in SSG. The increase in LCOE was associated with higher volume in the Hunter CLS and B-2 Stealth Bomber programs. The increase in TSG was primarily due to higher sales volume from various new training and simulation program awards. The decrease in SSG was primarily associated with the completion of the JBOSC program.

Segment Operating Income
2009 – Operating income at Technical Services increased $17 million, or 12 percent, as compared with 2008. The increase was primarily due to the higher sales volume discussed above and $3 million from performance improvements across numerous programs.

2008 – Technical Services operating income increased $5 million, or 4 percent, as compared with 2007. The increase in operating income was due to higher sales volume was partially offset by a higher level of planned internal investment and final allocation of current and prior year overhead items.

BACKLOG
Total backlog at December 31, 2009, was approximately $69.2 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer.

NORTHROP GRUMMAN CORPORATION

The following table presents funded and unfunded backlog by segment at December 31, 2009, and 2008:

	2009			2008
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Aerospace Systems	$8,320	$16,063	$24,383	$7,648	$22,883	$30,531
Electronic Systems	7,591	2,784	10,375	8,391	2,124	10,515
Information Systems	4,319	4,508	8,827	4,480	3,865	8,345
Shipbuilding	11,294	9,151	20,445	14,205	8,148	22,353
Technical Services	2,352	2,804	5,156	1,840	2,831	4,671

Total backlog	$33,876	$35,310	$69,186	$36,564	$39,851	$76,415

Backlog is converted into the following years’ sales as costs are incurred or deliveries are made. Approximately 37 percent of the $69.2 billion total backlog at December 31, 2009, is expected to be converted into sales in 2010. Total U.S. Government orders, including those made on behalf of foreign governments, comprised 93 percent of the total backlog at the end of 2009. Total foreign customer orders accounted for 5 percent of the total backlog at the end of 2009. Domestic commercial backlog represented 2 percent of total backlog at the end of 2009.

Backlog Adjustments
In 2009, the change in backlog includes a decrease of $5.8 billion for the Kinetic Energy Interceptor program termination for convenience, and the DDG 1000 program restructure.

Additionally, total backlog for both years have been adjusted by $1.6 billion for the divestiture of TASC, Inc.

Awards
2009 – The value of new contract awards during the year ended December 31, 2009, was approximately $32.3 billion. Significant new awards during this period include a contract valued up to $2.4 billion for the USS Theodore Roosevelt RCOH, $1.2 billion for the F-35 LRIP program, $1.2 billion for the Global Hawk HALE program, $1 billion for the B-2 program, up to $635 million for engineering, design and modernization support of new construction, operational, and decommissioning submarines, $485 million for the Nevada Test Site program, $484 million for the E2-D LRIP program, $437 million for the Integrated Battle Command System program, $403 million for the SBIRS follow on production program, $385 million for the Saudi Arabian National Guard Modernization and Training program, $374 million for the Gerald R. Ford aircraft carrier, $360 million for the BACN program, $296 million to finalize the development of the Distributed Common Ground System-Army (DCGS-A), $286 million for the LAIRCM IDIQ, and various restricted awards.

2008 – The value of new contract awards during the year ended December 31, 2008, was approximately $48.3 billion. Significant new awards during this period include $5.6 billion for the Virginia-class submarine program, $5.1 billion for the Gerald R. Ford (CVN 78) aircraft carrier, $1.4 billion for the DDG 1000 Zumwalt-class destroyer, $1.2 billion for the BAMS Unmanned Aircraft System program, $402 million for the VIS IDIQ, $385 million for the ICBM program, and various restricted programs.

LIQUIDITY AND CAPITAL RESOURCES

We endeavor to ensure the most efficient conversion of operating results into cash for deployment in growing our businesses and maximizing shareholder value. We actively manage our capital resources through working capital improvements, capital expenditures, strategic business acquisitions and divestitures, debt repayments, required and voluntary pension contributions, and returning cash to our shareholders through dividend payments and repurchases of common stock.

NORTHROP GRUMMAN CORPORATION

We use various financial measures to assist in capital deployment decision making, including net cash provided by operations, free cash flow, net debt-to-equity, and net debt-to-capital. We believe these measures are useful to investors in assessing our financial performance.

The table below summarizes key components of cash flow provided by operating activities.

	Year Ended December 31
$ in millions	2009	2008	2007
Net earnings	$1,686	$(1,262)	$1,790
(Earnings) from discontinued operations	(95)	(91)	(39)
Gain on sale of business	(446)	(58)
Impairment of goodwill		3,060
Other non-cash items(1)	951	993	1,038
Retiree benefit funding in excess of expense	(20)	(167)	(50)
Trade working capital (increase) decrease	(45)	563	73
Cash provided by discontinued operations	102	173	78

Net cash provided by operating activities	$2,133	$3,211	$2,890

(1)	Includes depreciation & amortization, stock based compensation expense and deferred taxes.

Free Cash Flow
Free cash flow represents cash from operating activities less capital expenditures and outsourcing contract and related software costs. Outsourcing contract and related software costs are similar to capital expenditures in that the contract costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. These outsourcing contract and related software costs are deferred and expensed over the contract life. We believe free cash flow is a useful measure for investors as it reflects our ability to grow by funding strategic business acquisitions and return value to shareholders through repurchasing our shares and paying dividends.

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP as indicators of performance.

The table below reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
$ in millions	2009	2008	2007
Net cash provided by operating activities	$2,133	$3,211	$2,890
Less:
Capital expenditures	(654)	(681)	(681)
Outsourcing contract & related software costs	(68)	(110)	(137)

Free cash flow from operations	$1,411	$2,420	$2,072

Cash Flows
The following is a discussion of our major operating, investing and financing activities for each of the three years in the period ended December 31, 2009, as classified on the consolidated statements of cash flows located in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Operating Activities
2009 – Net cash provided by operating activities in 2009 decreased $1.1 billion as compared with 2008, reflecting higher voluntary pension contributions and increased income taxes paid resulting from the sale of ASD. Pension plan contributions totaled $858 million in 2009, of which $800 million was voluntarily pre-funded.

In 2010, we expect to contribute the required minimum funding level of approximately $57 million to our pension plans and approximately $171 million to our other post-retirement benefit plans and we also expect to make additional voluntary pension contributions of approximately $300 million in the second quarter of 2010. We expect cash generated from operations for 2010 to be sufficient to service debt and contract obligations, finance capital expenditures, continue acquisition of shares under the share repurchase program, and continue paying dividends to the our shareholders. Although 2010 cash from operations is expected to be sufficient to service these obligations, we may borrow under credit facilities to accommodate timing differences in cash flows. We have a committed $2 billion revolving credit facility that is currently undrawn and that can be accessed on a same-day basis. Additionally, we believe we could access capital markets for debt financing for longer-term funding, under current market conditions, if needed.

2008 – Net cash provided by operating activities in 2008 increased $321 million as compared with 2007, and reflects lower income tax payments and continued trade working capital reductions. Pension plan contributions totaled $320 million in 2008, of which $200 million was voluntarily pre-funded, and were comparable to 2007. Net cash provided by operating activities for 2008 included $113 million of federal and state income tax refunds and $23 million of interest income.

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

Investing Activities
2009 – Cash provided by investing activities was $867 million in 2009. During 2009, we received $1.65 billion in proceeds from the sale of ASD (see Note 5 to the consolidated financial statements in Part II, Item 8), paid $68 million for outsourcing costs related to outsourcing services contracts, and paid $33 million to acquire Sonoma Photonics, Inc. and the assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line (see Note 4 to the consolidated financial statements in Part II, Item 8).

Capital expenditures in 2009 were $654 million and include $36 million of capitalized software costs.

2008 – Cash used in investing activities was $626 million in 2008. During 2008, we received $175 million in proceeds from the sale of the Electro-Optical Systems business, spent $92 million for the acquisition of 3001 International, Inc. (see Notes 4 and 5 to the consolidated financial statements in Part II, Item 8), paid $110 million for outsourcing costs related to outsourcing services contracts, and released $61 million of restricted cash related to the Gulf Opportunity Zone Industrial Development Revenue Bonds (see Note 13 to the consolidated financial statements in Part II, Item 8). We had $11 million in restricted cash as of December 31, 2008 related to the Xinetics Inc. purchase (see Note 4 to the consolidated financial statements in Part II, Item 8).

Capital expenditures in 2008 were $681 million and include $23 million of capitalized software costs. Capital expenditure commitments at December 31, 2008, were approximately $554 million, which are expected to be paid with cash on hand.

2007 – Cash used in investing activities was $1.4 billion in 2007. During 2007, we acquired Essex Corporation, Xinetics and the remaining 61 percent of Scaled Composites, LLC for approximately $690 million (see Note 4 to the consolidated financial statements in Part II, Item 8), paid $137 million for outsourcing costs related to newly acquired outsourcing services contracts, and released $70 million of restricted cash related to the Gulf

NORTHROP GRUMMAN CORPORATION

Opportunity Zone Industrial Development Revenue Bonds (see Note 13 to the consolidated financial statements in Part II, Item 8) of which $60 million remained restricted as of December 31, 2007. This was partially offset by $11 million new restrictions related to the Xinetics purchase.

Capital expenditures in 2007 were $681 million, including $118 million to replace property damaged by Hurricane Katrina and $47 million of capitalized software costs.

Financing Activities
2009 – Cash used in financing activities in 2009 was $1.2 billion compared with $2 billion in 2008. The $815 million decrease in cash used is primarily due to the $843 million in net proceeds from issuance of debt.

In July 2009, we issued $350 million of 5-year and $500 million of 10-year unsecured senior obligations. Interest on the notes is payable semi-annually in arrears at fixed rates of 3.70 percent and 5.05 percent per annum. The notes will mature on August 1, 2014, and August 1, 2019, respectively. These senior notes are subject to redemption at our discretion at any time prior to maturity in whole or in part at the principal amount plus any make-whole premium and accrued and unpaid interest. The net proceeds from these notes are being used for general corporate purposes including debt repayment, acquisitions, share repurchases, pension plan funding, and working capital. A portion of the net proceeds was used to retire $400 million of 8 percent senior debt that matured in the third quarter of 2009.

2008 – Cash used in financing activities in 2008 was $2 billion compared to $1.5 billion in 2007. The $532 million increase is primarily due to $380 million more for common stock purchases and $171 million lower proceeds from stock option exercises. See Note 7 to the consolidated financial statements in Part II, Item 8 for a discussion concerning our common stock repurchases.

2007 – Cash used in financing activities in 2007 was $1.5 billion compared to $1.7 billion in 2006. The $233 million decrease is primarily due to $922 million lower net repayments of long-term debt, partially offset by $350 million more common stock repurchases, $119 million lower proceeds from stock option exercises, $113 million higher net payments under lines of credits, and $102 million for higher dividends paid.

Share Repurchases – We repurchased 23.1 million, 21.4 million, and 15.4 million shares in 2009, 2008, and 2007, respectively. See Note 7 to the consolidated financial statements in Part II, Item 8.

Credit Ratings
The long term senior unsecured debt credit ratings at December 31, 2009, are summarized below:

	Fitch	Moody’s	Standard & Poors
Northrop Grumman Corporation	BBB+	Baa2	BBB
Northrop Grumman Systems Corporation	BBB+	Baa1	BBB	+

On December 31, 2009, Northrop Grumman Space & Mission Systems Corp. (NGS&MSC) (formerly TRW Inc.) was merged into Northrop Grumman Systems Corporation (NGSC) and NGSC became the successor-in-interest to NGS&MSC with respect to the debt previously issued by TRW Inc.

Credit Facility
We have a revolving credit agreement which provides for a five-year revolving credit facility in an aggregate principal amount of $2 billion and a maturity date of August 10, 2012. The credit facility permits us to request additional lending commitments from the lenders under the agreement or other eligible lenders under certain circumstances, and thereby increase the aggregate principal amount of the lending commitments under the agreement by up to an additional $500 million. Our credit agreement contains a financial covenant relating to a maximum debt to capitalization ratio, and certain restrictions on additional asset liens, unless permitted by the agreement. As of December 31, 2009, we were in compliance with all covenants.

There were no borrowings during 2009 and a maximum of $300 million borrowed under this facility during 2008. There was no balance outstanding under this facility at December 31, 2009, and 2008.

NORTHROP GRUMMAN CORPORATION

Other Sources and Uses of Capital
Additional Capital – We believe we can obtain additional capital, if necessary for long-term liquidity, from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. We have an effective shelf registration statement on file with the SEC.

We expect that cash on hand at the beginning of the year plus cash generated from operations and cash available under credit lines will be sufficient in 2010 to service debt, finance capital expansion projects, pay federal, foreign, and state income taxes, fund pension and other post retirement benefit plans, and continue paying dividends to shareholders. We will continue to provide the productive capacity to perform our existing contracts, prepare for future contracts, and conduct research and development in the pursuit of developing opportunities.

Financial Arrangements – In the ordinary course of business, we use standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support our self-insured workers’ compensation plans. At December 31, 2009, there were $531 million of unused stand-by letters of credit, $178 million of bank guarantees, and $452 million of surety bonds outstanding.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2009, and the estimated timing of future cash payments:

			2011 -	2013 -	2015 and
$ in millions	Total	2010	2012	2014	beyond
Long-term debt	$4,258	$91	$780	$354	$3,033
Interest payments on long-term debt	3,535	285	481	452	2,317
Operating leases	1,700	382	542	342	434
Purchase obligations(1)	9,520	6,474	2,090	885	71
Other long-term liabilities(2)	1,472	305	484	250	433

Total contractual obligations	$20,485	$7,537	$4,377	$2,283	$6,288

(1)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.

(2)	Other long-term liabilities primarily consist of total accrued workers’ compensation and environmental reserves, deferred compensation, and other miscellaneous liabilities, of which $115 million and $265 million of the environmental and workers’ compensation reserves, respectively, are recorded in other current liabilities. It excludes obligations for uncertain tax positions of $423 million, as the timing of the payments, if any, cannot be reasonably estimated.

Further details regarding long-term debt and operating leases can be found in Notes 13 and 15, respectively, to the consolidated financial statements in Part II, Item 8.

OTHER MATTERS

Accounting Standard Updates
The Financial Accounting Standards Board has issued new accounting standards which are not effective until after December 31, 2009. For further discussion of new accounting standards, see Note 2 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Off-Balance Sheet Arrangements
As of December 31, 2009, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 15 to the consolidated financial statements in Part II, Item 8.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-K.

Program Name	Program Description
Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical satellite relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

African Contingency Operations Training Assistance (ACOTA)	Provide peacekeeping training to militaries in African nations via the Department of State. The program is designed to improve the ability of African governments to respond quickly to crises by providing selected militaries with the training and equipment required to execute humanitarian or peace support operations.

Airborne and Maritime/Fixed Stations Joint Tactical Radio Systems (AMF JTRS)	AMF JTRS will develop a communications capability that includes two software-defined, multifunction radio form factors for use by the U.S. Department of Defense and potential use by the U.S. Department of Homeland Security. Northrop Grumman has the responsibility for leading the Joint Tactical Radio (JTR) integrated product team and co-development of the JTR small airborne (JTR-SA) hardware and software. The company will also provide common JTR software for two JTR form factors, wideband power amplifiers, and the use of Northrop Grumman’s Advanced Communications Test Center in San Diego as the integration and test site for the JTR-SA radio, waveforms and ancillaries.

Airborne Laser (ABL)	Design and develop the system’s Chemical Oxygen Iodine Laser (COIL) and the Beacon Illuminator Laser (BILL) for Missile Defense Agency’s Airborne Laser, providing a capability to destroy boost-phase missiles at very long range.

Airborne Warning and Control System radar (AWACS)	Provide all-weather surveillance, Command, Control and Communications needed by commanders of air tactical forces.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war- fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

B-52 Sustainment	B-52 ALQ-155, ALQ-122, ALT-16, ALT-32 and ALR-20 Power Management Systems are legacy electronic countermeasures systems protecting the B-52 over a wideband frequency range. The program provides design and test products to resolve obsolescence and maintainability issues using modern digital receiver/exciter designs.

Battlefield Airborne Communications Node (BACN)	Install the BACN system in three Bombardier BD-700 Global Express aircraft for immediate fielding and install the BACN system into two Global Hawk Block 20 unmanned aerial vehicles.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Counter Narco-Terrorism Program Office (CNTPO)	Counter Narco Terrorism Program Office provides support to the U.S. Government, coalition partners, and host nations in Technology Development and Application Support; Training; Operations and Logistics Support; and Professional and Executive Support. The program provides equipment and services to research, develop, upgrade, install, fabricate, test, deploy, operate, train, maintain, and support new and existing federal Government platforms, systems, subsystems, items, and host- nation support initiatives.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

DDG 1000 Zumwalt-class Destroyer	Design in conjunction with General Dynamics, Bath Iron Works, the first class of U.S. navy’s multi- mission surface combatants tailored for land attack and littoral dominance and construct the ships’ integrated composite deckhouses, as well as portions of the ships’ peripheral vertical launch systems.

Distributed Common Ground System-Army (DCGS-A) Mobile Basic	DCGS-A Mobile Basic is the Army’s latest in a series of DCGS-A systems designed to access and ingest multiple data types from a wide variety of intelligence sensors, sources and databases. This new system will also deliver greater operational and logistical advantages over the currently-fielded DCGS-A Version 3 and the nine ISR programs it replaces.

E-2 Hawkeye	The U.S. Navy’s airborne battle management command and control mission system platform providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D. Recently the USN approved Milestone C for Low Rate Initial Production.

EA-6B	The EA-6B (Prowler) primary mission is to jam enemy radar and communications, thereby preventing them from directing hostile surface-to-air missiles at assets the Prowler protects. When equipped with the improved ALQ-218 receiver and the next generation ICAP III ( Increased Capability) Airborne Electronic Attack (AEA) suite the Prowler is able to provide rapid detection, precise classification, and highly accurate geolocation of electronic emissions and counter modern, frequency-hopping radars. A derivative/variant of the EA-6B ICAP III mission system is also being incorporated into the F/A- 18 platform and designated the EA-18G.

EA-18G	The EA-18G is the replacement platform for the EA6B Prowler, which is currently the armed services’ only offensive tactical radar jamming aircraft. The Increased Capability (ICAP) III mission system capability, developed for the EA-6B Prowler, will be in incorporated into an F/A-18 platform (designated the EA-18G).

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

F-16 Block 60	Direct commercial firm fixed-price program with Lockheed Martin Aeronautics Company to develop and produce 80 Lot systems for aircraft delivery to the United Arab Emirates Air Force as well as test equipment and spares to be used to support in- country repairs of sensors.

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

F-35 Development (Joint Strike Fighter)	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

Flats Sequencing System (FSS)/Postal Automation	Build systems for the U.S. Postal Service designed to further automate the flat mail stream, which includes large envelopes, catalogs and magazines.

Gerald R. Ford-class Aircraft Carrier	Design and construction for the new class of Aircraft Carriers.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Provide the Global Hawk HALE unmanned aerial system for use in the global war on terror and has a central role in Intelligence, Reconnaissance, and Surveillance supporting operations in Afghanistan and Iraq.

Global Linguists Solutions (GLS)	Provide interpretation, translation and linguist services in support of Operation Iraqi Freedom.

Ground/Air Task Oriented Radar (G/ATOR)	A development program to provide the next generation ground based multi-mission radar for the USMC. Provides Short Range Air Defense, Air Defense Surveillance, Ground Weapon Location and Air Traffic Control. Replaces five existing USMC single-mission radars.

Guardrail Common Sensor System IDIQ (GRCS-I)	Sole source IDIQ contract which will encompass efforts for the upgrade and modernization of the current field Guardrail systems.

Hunter Contractor Logistics Support (CLS)	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

I-Kits	Supports Full Rate Production of FBCB2 Version 4 I-KITS (installation kits) for the US Army and Australian ground platform types. Services include Program Operations, Supply Chain Management, Procurement, Stores, Part Kitting and Engineering.

Inertial Navigation Programs	Consists of a wide variety of products across land, sea and space that address the customers’ needs for precise knowledge of position, velocity, attitude, and heading. These applications include platforms, such as the F-16, satellites and ground vehicles as well as for sensors such as radar, MP-RTIP, and EO/IR pods. Many inertial applications require integration with GPS to provide a very high level of precision and long term stability.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

James Webb Space Telescope (JWST)	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Joint Base Operations Support (JBOSC)	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

Joint National Integration Center Research and Development Contract (JRDC)	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

Joint Surveillance Target Attack Radar System (Joint STARS)	Joint STARS detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and Army command posts.

Joint Warfighting Center Support (JWFC)	Provide non-personal general and technical support to the USJFCOM Joint Force Trainer/Joint Warfighting Center to ensure the successful worldwide execution of the Joint Training and Transformation missions.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight. This program was terminated for the U.S. government’s convenience in 2009.

Large Aircraft Infrared Counter measures (LAIRCM)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHA	Amphibious assault ships that will provide forward presence and power projection as an integral part of joint, interagency, and multinational maritime expeditionary forces.

LHD	The multipurpose amphibious assault ship LHD is the centerpiece of an Expeditionary Strike Group (ESG). In wartime, these ships deploy very large numbers of troops and equipment to assault enemy-held beaches. Like LPD, only larger, in times of peace, these ships have ample space for non-combatant evacuations and other humanitarian missions. The program of record is 8 ships of which Makin Island (LHD 8) is the last.

LPD	The LPD 17 San Antonio Class is the newest addition to the U.S. Navy’s 21st Century amphibious assault force. The 684-foot-long, 105-foot-wide ships have a crew of 360 and are used to transport and land 700 to 800 Marines, their equipment, and supplies by embarked air cushion or conventional landing craft and assault vehicles, augmented by helicopters or other rotary wing aircraft. The ships will support amphibious assault, special operations, or expeditionary warfare & humanitarian missions.

MESA Korea	Consists of a 4 lot Multirole Electronically Scanned Array (MESA) radar/Identification Friend or Foe subsystem delivery. Our customer is the Boeing Company, with ultimate product delivery to the Republic of Korea Air Force.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

MESA Peace Eagle	Joint program with Boeing to supply MESA radar antenna for AEW&C aircraft for the Turkish Air Force.

MESA Wedgetail	Joint program with Boeing to supply MESA radar antenna for AEW&C aircraft for the Royal Australian Air Force.

Multi-Platform Radar Technology Insertion Program (MP- RTIP)	Design, develop, fabricate and test modular, scalable 2-dimensional active electronically scanned array (2D-AESA) radars for integration on the Joint STARS and Global Hawk Airborne platforms. Also provides enhanced Wide Area Surveillance system capabilities.

National Level Exercise 2009 (NLE)	Provide program management and the necessary technical expertise to assist the FEMA National Exercise Division with planning, conducting and evaluating the FY09 Tier 1 National Level Exercise (NLE 09).

National Polar-orbiting Operational Environmental Satellite System (NPOESS)	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data.

Navstar Global Positioning System Operational Control Segment (GPS OCX)	Navstar Global Positioning System Operational Control Segment (GPS OCX) Operational control system for existing and future GPS constellation. Includes all satellite C2, mission planning, constellation management, external interfaces, monitoring stations, and ground antennas. Phase A effort includes effort to accomplish a System Requirements Review (SRR), System Design Review (SDR), and development of a Mission Capabilities Engineering Model (MCEM) prototype.

Navy Unmanned Combat Air System Operational Assessment (N-UCAS)	Navy development/demonstration contract that will design, build and test two demonstration vehicles that will conduct a carrier demonstration.

National Security Cutter (NSC)	Detail design and construct the U.S. Coast Guard’s National Security Cutters equipped to carry out the core missions of maritime security, maritime safety, protection of natural resources, maritime mobility, and national defense.

New York City Wireless Network (NYCWiN)	Provide New York City’s broadband public- safety wireless network.

Saudi Arabian National Guard Modernization and Training (SANG)	Provide military training, logistics and support services to modernize the Saudi Arabian National Guard’s capabilities to unilaterally execute and sustain military operations.

Space Tracking and Surveillance System (STSS)	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard sensors to provide target acquisition, tracking, and discrimination of ballistic missile threats to the United States and its deployed forces and allies. The program includes delivery of two flight demonstration satellites and the ground processing segment.

Space Based Infrared System (SBIRS)	Space-based surveillance systems for missile warning, missile defense, battlespace characterization and technical intelligence. SBIRS will meet United Stated infrared space surveillance needs through the next 2-3 decades.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Trailer Mounted Support System (TMSS)	Trailer Mounted Support System is a key part of the Army’s SICPS Program providing workspace, power distribution, lighting, environmental conditioning (heating and cooling) tables and a common grounding system for commanders and staff at all echelons.

Transformational Satellite Communication System (TSAT) – Risk Reduction and System Definition (RR&SD)	Design, develop, brassboard and demonstrate key technologies to reduce risk in the TSAT space element and perform additional risk mitigation activities. This program was terminated in 2009.

USS Carl Vinson	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Carl Vinson (CVN 70).

USS Enterprise Extended Dry-docking Selected Restricted Availability (EDSRA)	Provide routine dry dock work, tank blasting and coating, hull preservation, propulsion and ship system repairs and limited enhancements to various hull, mechanical and electrical systems for the USS Enterprise.

USS George H. W. Bush	The 10th and final Nimitz-class aircraft carrier that will incorporate many new design features, commissioned in early 2009 (CVN 77).

USS Theodore Roosevelt	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Theodore Roosevelt (CVN 71).

USS Toledo Depot Modernization Period (DMP)	Provide routine dry dock work, tank blasting and coating, hull preservation, propulsion and ship system repairs and limited enhancements to various hull, mechanical and electrical systems for the USS Toledo.

Vehicular Intercommunications Systems (VIS)	Provide clear and noise-free communications between crew members inside combat vehicles and externally over as many as six combat net radios for the U.S. Army. The active noise- reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Virginia-class Submarines	Construct the newest attack submarine in conjunction with General Dynamics Electric Boat.

Virginia IT Outsource (VITA)	Provide high-level IT consulting, IT infrastructure and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

NORTHROP GRUMMAN CORPORATION

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include variable-rate short-term borrowings under the credit agreement, and short-term investments. At December 31, 2009, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. We have a modest exposure to interest rate risk resulting from the interest rate swap agreements described in Note 1 to the consolidated financial statements in Part II, Item 8. During 2008, we entered into two forward-starting interest rate swap agreements with a notional value totaling $400 million to limit future interest rate exposure and designated them as cash flow hedges. These swaps were settled in June 2009. Our sensitivity to a 1 percent change in interest rates is tied to our $2 billion credit agreement, which had no balance outstanding at December 31, 2009 or 2008, and the aforementioned interest rate swap agreements. See Note 13 to the consolidated financial statements in Part II, Item 8.

Derivatives – We do not hold or issue derivative financial instruments for trading purposes. We may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At December 31, 2009, and 2008, one and four interest rate swap agreements, respectively, were in effect. See Notes 1 and 11 to the consolidated financial statements in Part II, Item 8.

Foreign Currency – We enter into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At December 31, 2009, and 2008, the amount of foreign currency forward contracts outstanding was not material. We do not consider the market risk exposure relating to foreign currency exchange to be material to the consolidated financial statements. See Notes 1 and 11 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/	Deloitte & Touche LLP
Los Angeles, California
February 8, 2010

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
$ in millions, except per share amounts	2009	2008	2007
Sales and Service Revenues
Product sales	$20,914	$19,634	$18,577
Service revenues	12,841	12,681	11,764

Total sales and service revenues	33,755	32,315	30,341

Cost of Sales and Service Revenues
Cost of product sales	16,591	15,490	14,340
Cost of service revenues	11,539	10,885	10,014
General and administrative expenses	3,142	3,143	3,062
Goodwill impairment		3,060

Operating income (loss)	2,483	(263)	2,925
Other (expense) income
Interest expense	(281)	(295)	(336)
Other, net	64	38	17

Earnings (loss) from continuing operations before income taxes	2,266	(520)	2,606
Federal and foreign income taxes	693	859	855

Earnings (loss) from continuing operations	1,573	(1,379)	1,751
Earnings from discontinued operations, net of tax	113	117	39

Net earnings (loss)	$1,686	$(1,262)	$1,790

Basic Earnings (Loss) Per Share
Continuing operations	$4.93	$(4.12)	$5.12
Discontinued operations	.35	.35	.12

Basic earnings (loss) per share	$5.28	$(3.77)	$5.24

Weighted-average common shares outstanding, in millions	319.2	334.5	341.7

Diluted Earnings (Loss) Per Share
Continuing operations	$4.87	$(4.12)	$5.01
Discontinued operations	.34	.35	.11

Diluted earnings (loss) per share	$5.21	$(3.77)	$5.12

Weighted-average diluted shares outstanding, in millions	323.3	334.5	354.3

Net earnings (loss) from above	$1,686	$(1,262)	$1,790
Other comprehensive income (loss)
Change in cumulative translation adjustment	31	(24)	12
Change in unrealized gain (loss) on marketable securities and cash flow hedges, net of tax (expense) benefit of $(23) in 2009, $22 in 2008 and $(1) in 2007	36	(35)	1
Change in unamortized benefit plan costs, net of tax (expense) benefit of $(374) in 2009, $1,888 in 2008 and $(384) in 2007	561	(2,884)	594

Other comprehensive income (loss), net of tax	628	(2,943)	607

Comprehensive income (loss)	$2,314	$(4,205)	$2,397

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31	December 31
$ in millions	2009	2008
Assets
Current Assets
Cash and cash equivalents	$3,275	$1,504
Accounts receivable, net of progress payments	3,394	3,701
Inventoried costs, net of progress payments	1,170	1,003
Deferred tax assets	524	585
Prepaid expenses and other current assets	272	219
Assets of discontinued operations		1,231

Total current assets	8,635	8,243

Property, Plant, and Equipment
Land and land improvements	649	619
Buildings and improvements	2,422	2,326
Machinery and other equipment	4,759	4,547
Capitalized software costs	624	530
Leasehold improvements	630	545

	9,084	8,567
Accumulated depreciation	(4,216)	(3,782)

Property, plant, and equipment, net	4,868	4,785

Other Assets
Goodwill	13,517	13,509
Other purchased intangibles, net of accumulated amortization of $1,871 in 2009 and $1,767 in 2008	873	947
Pension and post-retirement plan assets	300	290
Long-term deferred tax assets	1,010	1,497
Miscellaneous other assets	1,049	926

Total other assets	16,749	17,169

Total assets	$30,252	$30,197

Liabilities and Shareholders’ Equity
Current Liabilities
Notes payable to banks	$12	$24
Current portion of long-term debt	91	477
Trade accounts payable	1,921	1,887
Accrued employees’ compensation	1,281	1,231
Advance payments and billings in excess of costs incurred	1,954	2,028
Other current liabilities	1,726	1,637
Liabilities of discontinued operations		165

Total current liabilities	6,985	7,449

Long-term debt, net of current portion	4,191	3,443
Pension and post-retirement plan liabilities	4,874	5,823
Other long-term liabilities	1,515	1,562

Total liabilities	17,565	18,277

Commitments and Contingencies (Note 15)

Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2009—306,865,201; 2008—327,012,663	307	327
Paid-in capital	8,657	9,645
Retained earnings	6,737	5,590
Accumulated other comprehensive loss	(3,014)	(3,642)

Total shareholders’ equity	12,687	11,920

Total liabilities and shareholders’ equity	$30,252	$30,197

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2009	2008	2007
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$8,561	$6,219	$5,860
Collections on billings	25,099	26,938	24,570
Insurance proceeds received	25	5	125
Other cash receipts	37	83	34

Total sources of cash—continuing operations	33,722	33,245	30,589

Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	(29,250)	(28,817)	(26,144)
Pension contributions	(858)	(320)	(342)
Interest paid, net of interest received	(269)	(287)	(334)
Income taxes paid, net of refunds received	(774)	(712)	(853)
Income taxes paid on sale of businesses	(508)	(7)
Excess tax benefits from stock-based compensation	(2)	(48)	(52)
Other cash payments	(30)	(16)	(52)

Total uses of cash—continuing operations	(31,691)	(30,207)	(27,777)

Cash provided by continuing operations	2,031	3,038	2,812
Cash provided by discontinued operations	102	173	78

Net cash provided by operating activities	2,133	3,211	2,890

Investing Activities
Proceeds from sale of businesses, net of cash divested	1,650	175
Payments for businesses purchased	(33)	(92)	(690)
Additions to property, plant, and equipment	(654)	(681)	(681)
Payments for outsourcing contract costs and related software costs	(68)	(110)	(137)
(Increase) decrease in restricted cash	(28)	61	59
Other investing activities, net		21	19

Net cash provided by (used in) investing activities	867	(626)	(1,430)

Financing Activities
Net borrowings under lines of credit	(12)	(2)	(69)
Proceeds from issuance of long-term debt	843
Principal payments of long-term debt	(474)	(113)	(90)
Proceeds from exercises of stock options and issuances of common stock	51	103	274
Dividends paid	(539)	(525)	(504)
Excess tax benefits from stock-based compensation	2	48	52
Common stock repurchases	(1,100)	(1,555)	(1,175)

Net cash used in financing activities	(1,229)	(2,044)	(1,512)

Increase (decrease) in cash and cash equivalents	1,771	541	(52)
Cash and cash equivalents, beginning of year	1,504	963	1,015

Cash and cash equivalents, end of year	$3,275	$1,504	$963

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2009	2008	2007
Reconciliation of Net Earnings (Loss) to Net Cash Provided by Operating Activities
Net earnings (loss)	$1,686	$(1,262)	$1,790
Net earnings from discontinued operations	(95)	(91)	(39)
Adjustments to reconcile to net cash provided by operating activities
Depreciation	585	567	570
Amortization of assets	151	189	152
Impairment of goodwill		3,060
Stock-based compensation	105	118	196
Excess tax benefits from stock-based compensation	(2)	(48)	(52)
Pre-tax gain on sale of businesses	(446)	(58)
Pre-tax gain on sale of investments			(23)
(Increase) decrease in
Accounts receivable	(6,313)	(378)	(6,439)
Inventoried costs	(291)	(521)	4
Prepaid expenses and other current assets	(6)	(20)	9
Increase (decrease) in
Progress payments	6,655	764	6,513
Accounts payable and accruals	(151)	383	(2)
Deferred income taxes	112	167	195
Income taxes payable	65	241	(59)
Retiree benefits	(20)	(167)	(50)
Other non-cash transactions, net	(4)	94	47

Cash provided by continuing operations	2,031	3,038	2,812
Cash provided by discontinued operations	102	173	78

Net cash provided by operating activities	$2,133	$3,211	$2,890

Non-Cash Investing and Financing Activities
Investment in unconsolidated affiliate			$30
Sale of businesses
Liabilities assumed by purchaser	$167	$18

Purchase of businesses
Liabilities assumed by the company		$20	$136

Mandatorily redeemable convertible preferred stock converted or redeemed into common stock		$350

Capital leases			$35

Capital expenditures accrued in accounts payable	$104	$84	$80

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2009	2008	2007
Common Stock
At beginning of year	$327	$338	$346
Common stock repurchased	(23)	(21)	(15)
Conversion of preferred stock		6
Employee stock awards and options	3	4	7

At end of year	307	327	338

Paid-in Capital
At beginning of year	9,645	10,661	11,346
Common stock repurchased	(1,098)	(1,534)	(1,160)
Conversion of preferred stock		344
Employee stock awards and options	110	174	475

At end of year	8,657	9,645	10,661

Retained Earnings
At beginning of year	5,590	7,387	6,183
Net earnings (loss)	1,686	(1,262)	1,790
Adoption of new GAAP accounting guidance		(3)	(66)
Dividends declared	(539)	(532)	(520)

At end of year	6,737	5,590	7,387

Accumulated Other Comprehensive Loss
At beginning of year	(3,642)	(699)	(1,260)
Other comprehensive income (loss), net of tax	628	(2,943)	607
Adjustment to deferred tax benefit recorded on adoption of accounting standard			(46)

At end of year	(3,014)	(3,642)	(699)

Total shareholders’ equity	$12,687	$11,920	$17,687

Cash dividends declared per share	$1.69	$1.57	$1.48

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Northrop Grumman Corporation and its subsidiaries (Northrop Grumman or the company) provide technologically advanced, innovative products, services, and solutions in aerospace, electronics, information systems, shipbuilding and technical services. In January 2009, the company streamlined its organizational structure by reducing the number of operating segments from seven to five. The five segments are Aerospace Systems, which combines the former Integrated Systems and Space Technology segments; Electronic Systems; Information Systems, which combines the former Information Technology and Mission Systems segments; Shipbuilding; and Technical Services. Creation of the Aerospace Systems and Information Systems segments is intended to strengthen alignment with customers, improve the company’s ability to execute on programs and win new business, and enhance cost competitiveness. Product sales are predominantly generated in the Aerospace Systems, Electronic Systems and Shipbuilding segments, while the majority of the company’s service revenues are generated by the Information Systems and Technical Services segments.

Certain amounts in these financial statements have been reclassified to reflect the new organizational structure and segment realignments (See Notes 6 and 10).

Aerospace Systems is a premier developer, integrator, producer and supporter of manned and unmanned aircraft, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems critical to maintaining the nation’s security and leadership in technology. These systems are used, primarily by U.S. government customers, in many different mission areas including intelligence, surveillance and reconnaissance; communications; battle management; strike operations; electronic warfare; missile defense; earth observation; space science; and space exploration.

Electronic Systems is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronic Systems provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air and missile defense, communications, mail processing, biochemical detection, ship bridge control, and shipboard components.

Information Systems is a leading global provider of advanced solutions for Department of Defense (DoD), national intelligence, federal civilian, state and local agencies, and commercial customers. Products and services are focused on the fields of command, control, communications, computers and intelligence; air and missile defense; airborne reconnaissance; intelligence processing; decision support systems; cybersecurity; information technology; and systems engineering and integration.

Shipbuilding is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Shipbuilding is also one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major surface ships for the U.S. Navy, U.S. Coast Guard, and international navies.

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

Accounting Estimates – The company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation thereof requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Revenue Recognition – As a defense contractor engaging in long-term contracts, the majority of the company’s business is derived from long-term contracts for production of goods, and services provided to the federal government. In accounting for these contracts, the company extensively utilizes the cost-to-cost and the units-of-delivery measures of the percentage-of-completion method of accounting. Sales under cost-reimbursement contracts and construction-type contracts that provide for delivery at a low volume per year or a small number of units after a lengthy period of time over which a significant amount of costs have been incurred are accounted for using the cost-to-cost measure of the percentage-of-completion method of accounting. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred. For most contracts, sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts with large up-front purchases of material, primarily in the Shipbuilding segment, sales are calculated based on the percentage that direct labor costs incurred bear to total estimated direct labor costs. Sales under construction-type contracts that provide for delivery at a high volume per year are accounted for using the units-of-delivery measure of the percentage-of-completion method of accounting. Under this method, sales are recognized as deliveries are made to the customer generally using unit sales values for delivered units in accordance with the contract terms. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. The company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in unbilled accounts receivable or inventoried costs, with any remaining amount reflected in liabilities. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the company’s consolidated financial position or results of operations.

Revenue under contracts to provide services to non-federal government customers are generally recognized when services are performed. Service contracts include operations and maintenance contracts, and outsourcing-type arrangements, primarily in the Information Systems segment. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these service contracts are expensed as incurred, except that direct and incremental set-up costs are capitalized and amortized over the life of the agreement. Operating profit related to such service contracts may fluctuate from period to period, particularly in the earlier phases of the contract. For contracts that include more than one type of

NORTHROP GRUMMAN CORPORATION

product or service, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

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

Research and Development – Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to government contracts. Company-sponsored IR&D expenses totaled $610 million, $564 million, and $522 million in 2009, 2008, and 2007, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Product Warranty Costs – The company provides certain product warranties that require repair or replacement of non-conforming items for a specified period of time. Most of the company’s product warranties are provided under government contracts, the costs of which are incorporated into contract pricing. Accrued product warranty costs of $74 million and $71 million were included in other current liabilities at December 31, 2009, and 2008, respectively.

Environmental Costs – Environmental liabilities are accrued when the company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis. At sites involving multiple parties, the company accrues environmental liabilities based upon its expected share of liability, taking into account the financial viability of other jointly liable parties. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. The company does not anticipate and record insurance recoveries before collection is probable. At December 31, 2009, and 2008, the company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

Fair Value of Financial Instruments – The company adopted the new GAAP accounting guidance relating to fair value measurements and disclosures effective January 1, 2008. The new guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

NORTHROP GRUMMAN CORPORATION

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

For derivative financial instruments not designated as hedging instruments, gains or losses resulting from changes in the fair value are reported in Other, net in the consolidated statements of operations.

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

The company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position.

Cash and cash equivalents – For cash and cash equivalents, the carrying amounts approximate fair value due to the short-term nature of these items. Cash and cash equivalents include short-term interest-earning debt instruments that mature in three months or less from the date purchased.

Marketable Securities – At December 31, 2009, and 2008, substantially all of the company’s investments in marketable securities were classified as available-for-sale or trading. For available-for-sale securities, any unrealized gains and losses are reported as a separate component of shareholders’ equity. Unrealized gains and losses on trading securities are included in Other, net in the consolidated statements of operations. Investments in marketable securities are recorded at fair value.

Accounts Receivable – Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost measure of the percentage-of-completion method of accounting), certain estimated contract change amounts, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.

Inventoried Costs – Inventoried costs primarily relate to work in process under fixed-price, units-of-delivery and fixed-priced-incentive contracts using labor dollars as the basis of the percentage-of-completion calculation. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, allowable general and administrative expenses. According to the provisions of U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts

NORTHROP GRUMMAN CORPORATION

having production cycles longer than one year. Product inventory primarily consists of raw materials and is stated at the lower of cost or market, generally using the average cost method. General corporate expenses and IR&D allocable to commercial contracts are expensed as incurred.

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

Many of the company’s real property lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the company records minimum rental expenses on a straight-line basis over the term of the lease. For purposes of recognizing lease incentives, the company uses the date of initial possession as the commencement date, which is generally when the company is given the right of access to the space and begins to make improvements in preparation of intended use.

Goodwill and Other Purchased Intangible Assets – The company performs impairment tests for goodwill as of November 30th of each year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments’ operating income. Purchased intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 10).

Self-Insurance Accruals – Accruals for self-insured workers’ compensation totaling approximately $520 million and $523 million as of December 31, 2009, and 2008, respectively are included in other liabilities. The company estimates the required liability for such claims on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the company’s historical loss experience and projected loss development factors.

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

NORTHROP GRUMMAN CORPORATION

Retirement Benefits – The company sponsors various pension plans covering substantially all employees. The company also provides post-retirement benefit plans other than pensions, consisting principally of health care and life insurance benefits, to eligible retirees and qualifying dependents. The liabilities and annual income or expense of the company’s pension and other post-retirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return (based on the market-related value of assets), and the medical cost experience trend rate (rate of growth for medical costs). The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices. Not all net periodic pension income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. The company’s funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust.

Stock Compensation – All of the company’s stock compensation plans are considered equity plans, and compensation expense recognized is net of estimated forfeitures over the vesting period. The company issues stock options and stock awards, in the form of restricted performance stock rights and restricted stock rights, under its existing plans. The fair value of stock option grants are estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period of the options, which is generally three to four years. The fair value of stock awards are determined based on the closing market price of the company’s common stock on the grant date and at each reporting date the amount of shares is adjusted to equal the amount ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually three to five years.

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	December 31
$ in millions	2009	2008
Cumulative translation adjustment	$41	$10
Net unrealized gain (loss) on marketable securities and cash flow hedges, net of tax (expense) benefit of $(3) as of December 31, 2009 and $20 as of December 31, 2008	4	(32)
Unamortized benefit plan costs, net of tax benefit of $1,984 as of December 31, 2009 and $2,358 as of December 31, 2008	(3,059)	(3,620)

Total accumulated other comprehensive loss	$(3,014)	$(3,642)

Subsequent Events – Management has evaluated subsequent events after the balance sheet date through February 8, 2010, for appropriate accounting treatment and disclosure.

Financial Statement Reclassification – Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current presentation of the Advisory Services Division (ASD), formerly reported in the Information Systems segment and the Electro-optical Systems (EOS) business, formerly reported in the Electronic Systems segment, as discontinued operations (see Note 5) and the business operation realignments effective in 2009 (see Note 6).

2.	ACCOUNTING STANDARD UPDATES

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally

NORTHROP GRUMMAN CORPORATION

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

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the company beginning January 1, 2011 and can be applied prospectively or retrospectively. Adoption is not expected to materially impact the company’s consolidated financial position, results of operations or cash flows directly when it becomes effective, as the company will not elect retrospective adoption. However, this update may impact how the company reflects multiple-element arrangements entered into subsequent to January 1, 2011, in the financial statements.

Other Accounting Standards Updates not effective until after December 31, 2009, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	DIVIDENDS ON COMMON STOCK AND CONVERSION OF PREFERRED STOCK

Dividends on Common Stock – In May 2009, the company’s board of directors approved an increase to the quarterly common stock dividend, from $.40 per share to $.43 per share, for stockholders of record as of June 1, 2009.

In April 2008, the company’s board of directors approved an increase to the quarterly common stock dividend, from $.37 per share to $.40 per share, for stockholders of record as of June 2, 2008.

NORTHROP GRUMMAN CORPORATION

On February 21, 2007, the company’s board of directors approved an increase to the quarterly common stock dividend, from $.30 per share to $.37 per share, effective with the first quarter 2007 dividends.

Conversion of Preferred Stock – On February 20, 2008, the company’s board of directors approved the redemption of the 3.5 million shares of mandatorily redeemable convertible preferred stock on April 4, 2008. Prior to the redemption date, substantially all of the preferred shares were converted into common stock at the election of stockholders. All remaining unconverted preferred shares were redeemed by the company on the redemption date. As a result of the conversion and redemption, the company issued approximately 6.4 million shares of common stock.

4.	BUSINESS ACQUISITIONS

2009 – In April 2009, the company acquired Sonoma Photonics, Inc., as well as assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line for an aggregate amount of approximately $33 million in cash. The operating results of these businesses are reported in the Aerospace Systems segment from the date of acquisition. The assets, liabilities, and results of operations of these businesses were not material to the company’s consolidated financial position or results of operations, and thus pro-forma financial information is not presented.

2008 – In October 2008, the company acquired 3001 International, Inc. (3001 Inc.) for approximately $92 million in cash. 3001 Inc. provides geospatial data production and analysis, including airborne imaging, surveying, mapping and geographic information systems for U.S. and international government intelligence, defense and civilian customers. The operating results of 3001 Inc. are reported in the Information Systems segment from the date of acquisition. The assets, liabilities, and results of operations of 3001 Inc. are not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

2007 – During the third quarter of 2007, the company acquired Xinetics Inc. and the remaining 61 percent of Scaled Composites, LLC for an aggregate amount of approximately $100 million in cash. The operating results of these businesses are reported in the Aerospace Systems segment from the date of acquisition. The assets, liabilities, and results of operations of these businesses were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

In July 2007, the company and Science Applications International Corporation (SAIC) reorganized the AMSEC, LLC, joint venture (AMSEC), by dividing AMSEC along customer and product lines. AMSEC is a full-service supplier that provides engineering, logistics and technical support services primarily to Navy ship and aviation programs. Under the reorganization plan, the company retained the ship engineering, logistics and technical service businesses under the AMSEC name (the AMSEC Businesses) and, in exchange, SAIC received the aviation, combat systems and strike force integration services businesses from AMSEC (the Divested Businesses). This reorganization was treated as a step acquisition for the acquisition of SAIC’s interests in the AMSEC Businesses, with the company recognizing a pre-tax gain of $23 million for the effective sale of its interests in the Divested Businesses. From the date of this reorganization, the operating results of the AMSEC Businesses, and transaction gain, have been reported on a consolidated basis in the Shipbuilding segment from the date of this reorganization. Prior to the reorganization, the company accounted for AMSEC, LLC, under the equity method. The assets, liabilities, and results of operations of the AMSEC Businesses were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

In January 2007, the company acquired Essex Corporation (Essex) for approximately $590 million in cash, including the assumption of debt totaling $23 million. Essex provides signal processing services and products, and advanced optoelectronic imaging for U.S. government intelligence and defense customers. The operating results of Essex are reported in the Information Systems segment from the date of acquisition. The assets, liabilities, and results of operations of Essex were not material to the company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

NORTHROP GRUMMAN CORPORATION

5.	BUSINESS DISPOSITIONS

2009 – In December 2009, the company sold ASD for $1.65 billion in cash to an investor group led by General Atlantic, LLC, and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other Northrop Grumman businesses also in Information Systems that provide systems engineering technical assistance (SETA) and other analysis and advisory services. Sales for this business in the years ended December 31, 2009, 2008, and 2007, were approximately $1.5 billion, $1.6 billion, and $1.5 billion, respectively. The assets, liabilities and operating results of this business unit are reported as discontinued operations in the consolidated statements of operations for all periods presented.

2008 – In April 2008, the company sold its Electro-Optical Systems (EOS) business for $175 million in cash to L-3 Communications Corporation and recognized a gain of $19 million, net of taxes. EOS, formerly a part of the Electronic Systems segment, produces night vision and applied optics products. Sales for this business through April 2008 and for the year ended December 31, 2007, were approximately $53 million and $190 million, respectively. The assets, liabilities and operating results of this business are reported as discontinued operations in the consolidated statements of operations for all periods presented.

2007 – During the second quarter of 2007, management announced its decision to exit the remaining Interconnect Technologies (ITD) business reported within the Electronic Systems segment. Sales for this business in the year ended December 31, 2007, was $14 million. The shut-down was completed during the third quarter of 2007 and costs associated with the shut-down were not material. The results of this business are reported as discontinued operations in the consolidated statements of operations for all periods presented.

Discontinued Operations – Earnings for the businesses classified within discontinued operations (primarily the result of the sale of ASD discussed above) were as follows:

	Year Ended December 31
$ in millions	2009	2008	2007
Sales and service revenues	$1,536	$1,625	$1,691

Earnings from discontinued operations	149	146	60
Income tax expense	(54)	(55)	(21)

Earnings, net of tax	$95	$91	$39
Gain on divestitures	446	66
Income tax expense on gain	(428)	(40)

Gain from discontinued operations, net of tax	$18	$26

Earnings from discontinued operations, net of tax	$113	$117	$39

Tax rates on discontinued operations vary from the company’s effective tax rate generally due to the non-deductibility of goodwill for tax purposes and the effects, if any, of capital loss carryforwards. Assets of discontinued operations as of December 31, 2008, consisted primarily of $1 billion in goodwill and accounts receivable of ASD. Liabilities of discontinued operations consisted primarily of accounts payable of ASD.

6.	SEGMENT INFORMATION

At December 31, 2009, the company was aligned into five reportable segments: Aerospace Systems, Electronic Systems, Information Systems, Shipbuilding, and Technical Services.

Segment Realignments – The company, from time to time, acquires or disposes of businesses, and realigns contracts, programs or business areas among and within its operating segments that possess similar customers, expertise, and capabilities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services.

NORTHROP GRUMMAN CORPORATION

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

During the first quarter of 2009, the company transferred certain optics and laser programs from the Information Systems segment to the Aerospace Systems segment. As the operating results of this business were not considered material, the prior year sales and segment operating income were not reclassified to reflect this business transfer.

U.S. Government Sales – Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Northrop Grumman is the prime contractor as well as those for which the company is a subcontractor and the ultimate customer is the U.S. Government. All of the company’s segments derive substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $31.0 billion, $29.3 billion, and $27.4 billion, or 91.8 percent, 90.7 percent, and 90.2 percent of total revenue for the years ended December 31, 2009, 2008, and 2007, respectively.

Foreign Sales – Direct foreign sales amounted to approximately $1.6 billion, $1.7 billion, and $1.7 billion, or 4.9 percent, 5.3 percent, and 5.7 percent of total revenue for the years ended December 31, 2009, 2008, and 2007, respectively.

Discontinued Operations – The company’s discontinued operations are excluded from all of the data elements in the following tables, except for assets by segment.

Assets – Substantially all of the company’s assets are located or maintained in the U.S.

Results of Operations By Segment

	Year Ended December 31
$ in millions	2009	2008	2007
Sales and Service Revenues
Aerospace Systems	$10,419	$9,825	$9,234
Electronic Systems	7,671	7,048	6,466
Information Systems	8,611	8,205	7,758
Shipbuilding	6,213	6,145	5,788
Technical Services	2,776	2,535	2,422
Intersegment eliminations	(1,935)	(1,443)	(1,327)

Total sales and service revenues	$33,755	$32,315	$30,341

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2009	2008	2007
Operating Income (Loss)
Aerospace Systems	$1,071	$416	$919
Electronic Systems	969	947	809
Information Systems	631	629	725
Shipbuilding	299	(2,307)	538
Technical Services	161	144	139
Intersegment eliminations	(202)	(128)	(105)

Total segment operating income (loss)	2,929	(299)	3,025
Non-segment factors affecting operating income (loss)
Unallocated expenses	(111)	(157)	(209)
Net pension adjustment	(311)	263	127
Royalty income adjustment	(24)	(70)	(18)

Total operating income (loss)	$2,483	$(263)	$2,925

Goodwill Impairment Charge – The operating losses for the year ended December 31, 2008, at Aerospace Systems and Shipbuilding reflect goodwill impairment charges of $570 million and $2,490 million, respectively.

Shipbuilding Earnings Charge Relating to LHD 8 Contract Performance – During the first quarter of 2008, the company recorded a pre-tax charge of $272 million for cost growth on the LHD 8 contract and an additional $54 million primarily for schedule impacts on other ships and impairment of purchased intangibles at the Gulf Coast shipyards.

Unallocated Expenses – Unallocated expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, for costs related to management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.

Net Pension Adjustment – The net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. The royalty income adjustment for the year ended December 31, 2008, includes $60 million related to patent infringement settlements at Electronic Systems.

NORTHROP GRUMMAN CORPORATION

Other Financial Information

	December 31
$ in millions	2009	2008
Assets
Aerospace Systems	$6,291	$6,199
Electronic Systems	4,950	5,024
Information Systems	7,499	9,069
Shipbuilding	4,585	4,427
Technical Services	1,295	1,184

Segment assets	24,620	25,903
Corporate	5,632	4,294

Total assets	$30,252	$30,197

	Year Ended December 31
$ in millions	2009	2008	2007
Capital Expenditures
Aerospace Systems	$211	$224	$209
Electronic Systems	168	148	119
Information Systems	69	62	84
Shipbuilding	181	218	247
Technical Services	3	4	10
Corporate	22	25	12

Total capital expenditures	$654	$681	$681

	Year Ended December 31
$ in millions	2009	2008	2007
Depreciation and Amortization
Aerospace Systems	$238	$238	$239
Electronic Systems	140	149	175
Information Systems	144	153	115
Shipbuilding	186	193	170
Technical Services	8	8	8
Corporate	20	15	15

Total depreciation and amortization	$736	$756	$722

The depreciation and amortization expense above includes amortization of purchased intangible assets as well as amortization of deferred and other outsourcing costs.

7.	EARNINGS (LOSS) PER SHARE

Basic Earnings (Loss) Per Share – Basic earnings (loss) per share from continuing operations are calculated by dividing earnings (loss) from continuing operations available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings (Loss) Per Share – Diluted earnings per share for the year ended December 31, 2009, include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.1 million shares for the year ended December 31, 2009. For the year ended December 31, 2008, the potential dilutive effect of 7.1 million shares from stock options, other

NORTHROP GRUMMAN CORPORATION

stock awards, and the mandatorily redeemable convertible preferred stock (see Note 3) were excluded from the computation of weighted average shares outstanding as the shares would have had an anti-dilutive effect on the earnings per share computation. Diluted earnings per share for the year ended December 31, 2007, include the dilutive effect of stock options, other stock awards and the mandatorily redeemable convertible preferred stock. The dilutive effect of these securities totaled 12.6 million shares (including 6.4 million shares for the company’s mandatorily redeemable convertible preferred stock). The weighted-average diluted shares outstanding for the years ended December 31, 2009, 2008, and 2007, exclude stock options to purchase approximately 8.1 million shares, 2.1 million shares, and 59 thousand shares, respectively, because such options have an exercise price in excess of the average market price of the company’s common stock during the year.

Diluted earnings (loss) per share from continuing operations are calculated as follows:

	Year Ended December 31
$ in millions, except per share	2009	2008	2007
Diluted Earnings (Loss) Per Share From Continuing Operations
Earnings (loss) from continuing operations	$1,573	$(1,379)	$1,751
Add dividends on mandatorily redeemable convertible preferred stock			24

Earnings (loss) from continuing operations available to common shareholders	$1,573	$(1,379)	$1,775

Weighted-average common shares outstanding	319.2	334.5	341.7
Dilutive effect of stock options, stock awards, and mandatorily redeemable convertible preferred stock	4.1		12.6

Weighted-average diluted common shares outstanding	323.3	334.5	354.3

Diluted earnings (loss) per share from continuing operations	$4.87	$(4.12)	$5.01

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2007:

	Amount		Total Shares		Shares Repurchased
	Authorized	Average Price	Retired		(In millions)
Authorization Date	(In millions)	Per Share(2)	(In millions)	Date Completed	2009	2008	2007
October 24, 2005	$1,500	$65.08	23.0	February 2007			2.3
December 14, 2006	1,000	75.96	13.1	November 2007			13.1
December 19, 2007(1)	3,600	60.15	44.5		23.1	21.4

					23.1	21.4	15.4

(1)	On December 19, 2007, our board of directors authorized a share repurchase program of up to $2.5 billion of the company’s common stock. On November 5, 2009, the board of directors authorized an additional $1.1 billion to the December 19, 2007 authorization.

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

Under certain of its share repurchase authorizations, the company has entered into accelerated share repurchase agreements with banks to repurchase shares of common stock. Under these agreements, shares were immediately borrowed by the bank and then sold to and canceled by the company. Subsequently, shares were purchased in the open market by the bank to settle its share borrowings. The ultimate cost of the company’s share repurchases under these agreements was subject to adjustment based on the actual cost of the shares subsequently purchased by the bank. If an additional amount was owed by the company upon settlement, the price adjustment could have been settled, at the company’s option, in cash or in shares of common stock. The final price adjustments

NORTHROP GRUMMAN CORPORATION

under these agreements have been immaterial. No accelerated share repurchase agreements were utilized in connection with the 2009 repurchases shown above.

As of December 31, 2009, the company has a remaining authorization of $924 million for share repurchases.

8.	ACCOUNTS RECEIVABLE, NET

Unbilled amounts represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Progress payments are received on a number of firm fixed-price contracts. Unbilled amounts are presented net of progress payments of $5.6 billion and $4.7 billion at December 31, 2009, and 2008, respectively.

Accounts receivable at December 31, 2009, are expected to be collected in 2010, except for approximately $76 million due in 2011 and $7 million due in 2012 and later.

Allowances for doubtful amounts mainly represent estimates of overhead costs which may not be successfully negotiated and collected.

Accounts receivable were composed of the following:

	December 31
$ in millions	2009	2008
Due From U.S. Government
Amounts billed	$1,078	$1,177
Recoverable costs and accrued profit on progress completed – unbilled	1,980	1,747

	3,058	2,924

Due From Other Customers
Amounts billed	318	419
Recoverable costs and accrued profit on progress completed – unbilled	342	658

	660	1,077

Total accounts receivable	3,718	4,001
Allowances for doubtful amounts	(324)	(300)

Total accounts receivable, net	$3,394	$3,701

9.	INVENTORIED COSTS, NET

Inventoried costs were composed of the following:

	December 31
$ in millions	2009	2008
Production costs of contracts in process	$2,698	$2,393
General and administrative expenses	175	221

	2,873	2,614
Progress payments received	(1,909)	(1,864)

	964	750
Product inventory	206	253

Total inventoried costs, net	$1,170	$1,003

NORTHROP GRUMMAN CORPORATION

10.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. Impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating income. The annual impairment test for all segments was performed as of November 30, 2009, with no indication of impairment. In performing the goodwill impairment tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of its businesses.

The company recorded a non-cash charge totaling $3.1 billion at Shipbuilding and Aerospace Systems in the fourth quarter of 2008 for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the company’s stock price as of November 30, 2008. The charge reduced goodwill recorded in connection with acquisitions made in 2001 and 2002 and also represents the company’s accumulated goodwill impairment losses at December 31, 2009, and 2008.

The changes in the carrying amounts of goodwill during 2008 and 2009, are as follows:

	Aerospace	Electronic	Information		Technical
$ in millions	Systems	Systems	Systems	Shipbuilding	Services	Total
Balance as of January 1, 2008	$3,873	$2,514	$5,852	$3,614	$810	$16,663
Goodwill transferred due to segment realignment	505	(47)	(458)
Goodwill related to business sold		(47)				(47)
Goodwill acquired			78			78
Fair value adjustments to net assets acquired	(60)	8	(82)	17	(8)	(125)
Goodwill Impairment	(570)			(2,490)		(3,060)

Balance as of December 31, 2008	$3,748	$2,428	$5,390	$1,141	$802	$13,509
Goodwill transferred due to segment realignment	41	(26)	(138)		123
Goodwill acquired	5					5
Other	7		(4)			3

Balance as of December 31, 2009	$3,801	$2,402	$5,248	$1,141	$925	$13,517

Segment Realignments – As discussed in Note 1, in January 2009 the company streamlined its organizational structure by reducing the number of operating segments from seven to five and the carrying value of the goodwill balances from the prior segment alignments were transferred into the goodwill amounts shown for the new segment alignment.

During the first quarter of 2009, the company realigned certain logistics, services, and technical support programs and transferred assets from the Information Systems and Electronic Systems segments to the Technical Services segment. As a result of this realignment, goodwill of approximately $123 million was reallocated among these segments. Additionally during the first quarter of 2009, the company transferred certain optics and laser programs from the Information Systems segment to the Aerospace Systems segment, resulting in the reallocation of goodwill of approximately $41 million.

In January 2008, the former Newport News and Ship Systems businesses were combined into a single operating segment called Northrop Grumman Shipbuilding and their goodwill balances were combined. In addition,

NORTHROP GRUMMAN CORPORATION

certain Electronic Systems businesses were transferred to Information Systems during the first quarter of 2008, along with goodwill of $47 million. During the second quarter of 2008, the company transferred certain programs and assets, including goodwill of $505 million, from the missiles business in the Information Systems segment to the Aerospace Systems segment.

Goodwill totaling $1 billion related to ASD has been included in assets of discontinued operations at December 31, 2008 and excluded from the goodwill balance of Information Systems for all periods presented (see Note 5).

Fair Value Adjustments to Net Assets Acquired – For 2008, the fair value adjustments were primarily due to the final settlement of the Internal Revenue Service (IRS) examination of the 1999-2002 TRW income tax returns (see Note 12) and purchase price allocation related to the 3001 Inc. acquisition (see Note 4).

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,644	$(1,793)	$851	$2,614	$(1,692)	$922
Other purchased intangibles	100	(78)	22	100	(75)	25

Total	$2,744	$(1,871)	$873	$2,714	$(1,767)	$947

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 28 years. Aggregate amortization expense for 2009, 2008, and 2007, was $104 million, $136 million, and $132 million, respectively. The 2008 amount includes a $19 million impairment of purchased intangibles recorded in the first quarter of 2008 associated with the LHD 8 and other Gulf Coast shipbuilding programs.

The table below shows expected amortization for purchased intangibles as of December 31, 2009, for each of the next five years:

$ in millions
Year ending December 31
2010	$92
2011	56
2012	56
2013	48
2014	36

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Marketable Securities – The company holds a portfolio of marketable securities, primarily consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value, substantially all of which are based upon quoted market prices for identical instruments in active markets and thus considered Level 1 inputs. As of December 31, 2009, and December 31, 2008, respectively, there were marketable equity securities of $58 million and $44 million included in prepaid expenses and other current assets and $233 million and $180 million of marketable equity securities included in miscellaneous other assets.

NORTHROP GRUMMAN CORPORATION

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

Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value, substantially all of which are based model-derived valuations whose inputs are observable and thus considered Level 2 inputs. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are recorded in earnings from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and periodic settlements of the underlying transactions.

For derivative financial instruments not designated as hedging instruments as well as the ineffective portion of cash flow hedges, gains or losses resulting from changes in the fair value are reported in Other, net in the consolidated statements of operations. Unrealized gains or losses on cash flow hedges are reclassified from other comprehensive income to earnings from continuing operations upon the recognition of the underlying transactions.

As of December 31, 2009, an interest rate swap with a notional value of $200 million, and foreign currency purchase and sale forward contract agreements with notional values of $77 million and $151 million, respectively, were designated as hedging instruments. The remaining notional values outstanding at December 31, 2009, under foreign currency purchase and sale forward contracts of $19 million and $74 million, respectively, were not designated as hedging instruments.

As of December 31, 2008, interest rate swaps with notional values totaling $400 million, and foreign currency purchase and sale forward contract agreements with notional values of $74 million and $210 million, respectively, were designated as hedging instruments. The remaining notional values outstanding at December 31, 2008, under foreign currency purchase and sale forward contracts of $56 million and $82 million, respectively, were not designated as hedging instruments.

In October 2008, the company entered into two forward-starting interest rate swaps with a notional value totaling $400 million and designated these swaps as cash flow hedges. The fair value of the forward-starting swap agreements was a $58 million liability at December 31, 2008, and was included in other current liabilities. These swaps were settled as of June 8, 2009, and the related impact on the consolidated statements of operations was not material. All other derivative fair values and related unrealized gains and losses at December 31, 2009, and 2008, were not material.

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. Carrying amounts and the related estimated fair values of the company’s financial instruments not recorded at fair value in the financial statements are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
$ in millions	Amount	Value	Amount	Value
Cash surrender value of life insurance policies	$242	$242	$240	$240
Long-term debt	(4,282)	(4,825)	(3,920)	(4,369)

Cash Surrender Value of Life Insurance Policies – The company maintains variable universal life insurance policies on a group of executives which are recorded at their cash surrender value as determined by the insurance carrier. Additionally, the

NORTHROP GRUMMAN CORPORATION

company has split-dollar life insurance policies on former officers and executives from acquired businesses which are recorded at the lesser of their cash surrender value or premiums paid. The policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. Amounts associated with these policies are recorded in miscellaneous other assets in the consolidated statements of financial position.

Long-Term Debt – The fair value of long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

12.	INCOME TAXES

The company’s effective tax rate on earnings from continuing operations for the year ended December 31, 2009, was 30.6 percent as compared with 33.8 percent and 32.8 percent in 2008 and 2007, respectively (excluding for 2008 the non-cash, non-deductible goodwill impairment charge of $3.1 billion at Aerospace Systems and Shipbuilding). The company’s effective tax rates reflect tax credits, manufacturing deductions and the impact of settlements with the Internal Revenue Service (IRS). During 2009, the company reached a final settlement with the IRS regarding its audit of the company’s tax returns for the years ended December 31, 2001 through 2003 and recognized $75 million of net benefit upon settlement, including $20 million of interest. During 2008, the company reached a final settlement with the IRS regarding its audit of the TRW tax returns for the years ended 1999 through 2002 and recognized $35 million of benefit upon settlement, including $4 million of interest. During 2007, the company reached a partial settlement agreement with the IRS regarding its audit of the company’s tax years ended December 31, 2001 through 2003 and recognized $22 million of benefit upon settlement, including $6 million of interest.

Income tax expense, both federal and foreign, consisted of the following:

	Year Ended December 31
$ in millions	2009	2008	2007
Income Taxes on Continuing Operations
Currently payable
Federal income taxes	$527	$728	$627
Foreign income taxes	34	35	42

Total federal and foreign income taxes currently payable	561	763	669
Change in deferred federal and foreign income taxes	132	96	186

Total federal and foreign income taxes	$693	$859	$855

The geographic source of earnings (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31
$ in millions	2009	2008	2007
Domestic income (loss)	$2,140	$(622)	$2,515
Foreign income	126	102	91

Income (loss) from continuing operations before income taxes	$2,266	$(520)	$2,606

NORTHROP GRUMMAN CORPORATION

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the earnings (loss) from continuing operations before income taxes due to the following:

	Year Ended December 31
$ in millions	2009	2008	2007
Income tax (benefit) expense on continuing operations at statutory rate	$793	$(183)	$912
Goodwill impairment		1,071
Manufacturing deduction	(24)	(19)	(19)
Research tax credit	(17)	(13)	(14)
Settlement of IRS appeals cases, net of additional uncertain tax position accruals	(75)	(35)	(22)
Other, net	16	38	(2)

Total federal and foreign income taxes	$693	$859	$855

Uncertain Tax Positions – During the third quarter of 2009, the company reached a final settlement agreement with the IRS and the U.S. Congressional Joint Committee on Taxation (Joint Committee) with respect to the IRS’ audit of the company’s tax returns for the years 2001 through 2003. As a result of this settlement, the company reduced its liability for uncertain tax positions by $60 million, which was recorded as a reduction to the company’s effective tax rate.

During the third quarter of 2008, the company reached a final settlement agreement with the IRS and Joint Committee with respect to the IRS’ audit of the TRW tax returns for the years 1999 through 2002. As a result of this settlement, the company reduced its liability for uncertain tax positions by $126 million (including accrued interest of $44 million), $95 million of which was recorded as a reduction of goodwill.

As of December 31, 2009, the estimated value of the company’s uncertain tax positions was a liability of $423 million which includes accrued interest of $61 million. If the company’s positions are sustained by the taxing authorities in favor of the company, the reversal of the amounts accrued for uncertain tax positions would reduce the company’s effective tax rate.

Unrecognized Tax Benefits – Unrecognized tax benefits consist of the carrying value of the company’s recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statement under GAAP. At December 31, 2009, and 2008, unrecognized tax benefits that have not been recognized in the financial statements amounted to $67 million. The change in unrecognized tax benefits during 2009 and 2008, excluding interest, is as follows:

	December 31
$ in millions	2009	2008
Unrecognized tax benefit at beginning of the year	$416	$488

Additions based on tax positions related to the current year	12	5
Additions for tax positions of prior years	61	15
Statute expiration		(9)
Settlements	(60)	(83)

Net change in unrecognized tax benefits	13	(72)

Unrecognized tax benefit at end of the year	$429	$416

Although the company believes that it has adequately provided for all of its tax positions, amounts asserted by taxing authorities in future years could be greater than the company’s accrued positions. Accordingly, additional provisions on income tax related matters could be recorded in the future due to revised estimates, settlement or other resolution of the underlying tax matters. In addition, open tax years related to state and foreign

NORTHROP GRUMMAN CORPORATION

jurisdictions remain subject to examination but are not considered material. The IRS is currently conducting an examination of the company’s tax returns for the years 2004 through 2006. It is reasonably possible that the company will reach a settlement with the IRS and Joint Committee within the next twelve months which may result in a material net reduction in the company’s liability for uncertain tax positions.

During the year ended December 31, 2009, the company recorded approximately $6 million of interest income, and during the year ended December 31, 2008, the company recorded $29 million of interest expense within its federal and foreign income tax provision.

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

The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2009	2008
Deferred Tax Assets
Retirement benefit plan expense	$2,094	$2,558
Provision for accrued liabilities	718	727
Tax credits and capital loss carryforwards		33
Other	399	377

Gross deferred tax assets	3,211	3,695
Less valuation allowance		(33)

Net deferred tax assets	3,211	3,662

Deferred Tax Liabilities
Contract accounting differences	252	307
Purchased intangibles	253	225
Depreciation and amortization	550	478
Goodwill amortization	622	570

Gross deferred tax liabilities	1,677	1,580

Total net deferred tax assets	$1,534	$2,082

Net deferred tax assets (liabilities) as presented in the consolidated statements of financial position are as follows:

	December 31
$ in millions	2009	2008
Net current deferred tax assets	$524	$585
Net non-current deferred tax assets	1,010	1,497

Total net deferred tax assets	$1,534	$2,082

Foreign Income – As of December 31, 2009, the company had approximately $590 million of accumulated undistributed earnings generated by its foreign subsidiaries. No deferred tax liability has been recorded on these earnings since the company intends to permanently reinvest these earnings, thereby indefinitely postponing their remittance. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset

NORTHROP GRUMMAN CORPORATION

such distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.

Tax Carryforwards – During 2009, the company utilized all of its remaining capital loss carryforwards in connection with the sale of ASD.

13.	NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

Lines of Credit – The company has available uncommitted short-term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities.

Credit Facility – The company has a revolving credit facility in an aggregate principal amount of $2 billion that matures on August 10, 2012. The credit facility permits the company to request additional lending commitments of up to $500 million from the lenders under the agreement or other eligible lenders under certain circumstances. The agreement provides for swingline loans and letters of credit as sub-facilities for the credit facilities provided for in the agreement. Borrowings under the credit facility bear interest at various rates, including the London Interbank Offered Rate, adjusted based on the company’s credit rating, or an alternate base rate plus an incremental margin. The credit facility also requires a facility fee based on the daily aggregate amount of commitments (whether or not utilized) and the company’s credit rating level, and contains a financial covenant relating to a maximum debt to capitalization ratio, and certain restrictions on additional asset liens. There were no borrowings during 2009 and a maximum of $300 million borrowed under this facility during 2008. There was no balance outstanding under this facility at December 31, 2009, and 2008. As of December 31, 2009, the company was in compliance with all covenants.

Gulf Opportunity Zone Industrial Development Revenue Bonds – As of December 31, 2009 and 2008, Shipbuilding had $200 million outstanding from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55 percent per annum (payable semi-annually), and repayment of principal and interest is guaranteed by the company. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Debt Issuance – In July 2009, the company issued $350 million of 5-year and $500 million of 10-year unsecured senior obligations. Interest on the notes is payable semi-annually in arrears at fixed rates of 3.70 percent and 5.05 percent per annum, and the notes will mature on August 1, 2014, and August 1, 2019, respectively. These senior notes are subject to redemption at the company’s discretion at any time prior to maturity in whole or in part at the principal amount plus any make-whole premium and accrued and unpaid interest. The net proceeds from these notes are being used for general corporate purposes including debt repayment, acquisitions, share repurchases, pension plan funding, and working capital. On October 15, 2009, a portion of the net proceeds was used to retire $400 million of 8 percent senior debt that had matured.

NORTHROP GRUMMAN CORPORATION

Long-term debt consisted of the following:

	December 31
$ in millions	2009	2008
Notes and debentures due 2010 to 2036, rates from 3.7% to 9.375%	$3,964	$3,600
Other indebtedness due 2010 to 2028, rates from 4.55% to 8.5%	318	320

Total long-term debt	4,282	3,920
Less current portion	91	477

Long-term debt, net of current portion	$4,191	$3,443

Indentures underlying long-term debt issued by the company or its subsidiaries contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale-leaseback arrangements, and funded debt of subsidiaries. Maturities of long-term debt as of December 31, 2009, are as follows:

$ in millions
Year Ending December 31
2010	$91
2011	778
2012	2
2013	2
2014	352
Thereafter	3,033

Total principal payments	4,258
Unamortized premium on long-term debt, net of discount	24

Total long-term debt	$4,282

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

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper. The Coast Guard advised Integrated Coast Guard Systems, LLC (ICGS), which was formed by the contractors to perform the Deepwater Program, that it was seeking $96.1 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In 2008, the Coast Guard advised ICGS that the Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96.1 million claim independently. The Department of Justice conducted

NORTHROP GRUMMAN CORPORATION

an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. On February 12, 2009, the Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against ICGS, Lockheed Martin Corporation and the company, relating to the 123-foot conversion effort. On July 22, 2009, the three defendants moved to dismiss the complaint. On October 2, 2009, the Court set a trial date of November 1, 2010. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

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

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. The June 2009 trial date was vacated and a status conference has been set for March 12, 2010.

On March 27, 2007, the U.S. District Court for the Central District of California consolidated two Employee Retirement Income Security Act (ERISA) lawsuits that had been separately filed on September 28, 2006 and January 3, 2007, into In Re Northrop Grumman Corporation ERISA Litigation. The plaintiffs seek to have the lawsuits certified as class actions. On August 6, 2007, the District Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On September 8, 2009, the Ninth Circuit vacated the Order denying class certification and remanded the issue to the District Court for further consideration. As required by the Ninth Circuit’s Order, the case was also reassigned to a different judge.

On June 22, 2007, a putative class action was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al., in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008 the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the

NORTHROP GRUMMAN CORPORATION

employer funded component of the pension benefit. The plaintiffs filed a motion to certify the class. The parties also filed cross-motions for summary judgment. On January 26, 2010, the District Court granted summary judgment in favor of the Plan and denied plaintiffs’ motion. The District Court also denied plaintiffs’ motion for class certification and struck the trial date of March 23, 2010 as unnecessary given the Court’s grant of summary judgment for the Plan. On February 2, 2010, the plaintiffs appealed the judgment in favor of the Plan.

Other Matters – The company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 15). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. In November 2007, FM Global filed a notice of appeal of the District Court’s order. On August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. The company filed a Petition for Rehearing En Banc, or in the Alternative, For Panel Rehearing with the Ninth Circuit on August 27, 2008. On April 2, 2009, the Ninth Circuit denied the company’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, the company filed a motion seeking leave of court to file a complaint adding AON Risk Services, Inc. of Southern California as a defendant. On July 1, 2009, FM Global filed a motion for partial summary judgment seeking a determination that the California efficient proximate cause doctrine is not applicable or that it affords no coverage under the policy. Both motions have been fully briefed and argued. Based on the current status of the litigation, no assurances can be made as to the ultimate outcome of this matter.

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

15.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as contract changes, settlements in the process of negotiation, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2009, the amounts related to the aforementioned items are not material individually or in the aggregate.

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees performance obligations of its subsidiaries under certain contracts. In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the

NORTHROP GRUMMAN CORPORATION

Business Arrangement, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangement and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangement. At December 31, 2009, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters – The estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2009, the range of reasonably possible future costs for environmental remediation sites is $239 million to $483 million, of which $115 million is accrued in other current liabilities and $168 million is accrued in other long-term liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

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

Also during the third quarter of 2008, a subcontractor’s operations in Texas were severely impacted by Hurricane Ike. The subcontractor produces compartments for two of the LPD amphibious transport dock ships under construction at the Gulf Coast shipyards. As a result of the delays and cost growth caused by the subcontractor’s production delays, Shipbuilding’s 2008 operating income was reduced by approximately $23 million during the second half of 2008. In 2009, the company received $25 million of insurance proceeds representing interim payments on the Hurricane Ike insurance claim.

In August 2005, the company’s Gulf Coast operations were significantly impacted by Hurricane Katrina and the company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. As of the date of the storm, the company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The company has recovered a portion of its Hurricane Katrina claim and expects that its remaining claim will be resolved separately with the two remaining insurers, FM Global and Munich Re (see Note 14).

NORTHROP GRUMMAN CORPORATION

The company has full entitlement to any insurance recoveries related to business interruption impacts on net profitability resulting from these hurricanes. However, because of uncertainties concerning the ultimate determination of recoveries related to business interruption claims, in accordance with company policy no such amounts are recognized until they are resolved with the insurers. Furthermore, due to the uncertainties with respect to the company’s disagreement with FM Global in relation to the Hurricane Katrina claim, no receivables have been recognized by the company in the accompanying consolidated financial statements for insurance recoveries from FM Global.

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

Shipbuilding Quality Issues – In conjunction with a second quarter 2009 review of design, engineering and production processes at Shipbuilding undertaken as a result of leaks discovered in the USS San Antonio’s (LPD 17) lube oil system, the company became aware of a quality issue relating to certain pipe welds on ships under production as well as those that had previously been delivered. Since that discovery, the company has been working with its customers to determine the nature and extent of the pipe weld issue and its possible impact on the company’s products. This effort has resulted in the preparation of a technical analysis of the problem, additional inspections on the ships, a rework plan for ships previously delivered and in various stages of production, and modifications to the work plans for ships being placed into production all of which has been done with the knowledge and support of the affected customers. The incremental costs associated with the anticipated resolution of this matter have been reflected in the financial performance analysis and contract booking rates beginning with the second quarter of 2009.

In the fourth quarter of 2009, certain bearing wear and debris were found in the lubrication system of the main propulsion diesel engines (MPDE) installed on LPD 21. Shipbuilding is participating with the U.S. Navy and other industry participants involved with the MPDEs in a review panel established by the Navy to examine the MPDE lubrication system’s design, construction, operation and maintenance for the LPD 17 class of ships. The team is focusing on identification and understanding of the root causes of the MPDE diesel bearing wear and the debris in the lubrication system, and will support the implementation of appropriate corrective actions consistent with applicable contract and legal requirements. When the root cause analysis is complete, the company will implement appropriate corrective actions in partnership with the customer to minimize the possibility of this kind of occurrence in the future.

At December 31, 2009, the company does not believe that resolution of the quality matter relating to pipe welds and the issues relating to bearing wear and lube oil debris on LPD 17 class ships will have a material adverse effect upon the company’s consolidated financial position, results of operations or cash flows.

Co-Operative Agreements – In 2003, Shipbuilding executed agreements with the states of Mississippi and Louisiana whereby Shipbuilding leases facility improvements and equipment from Mississippi and from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Shipbuilding to these states. As of December 31, 2009, Shipbuilding has fully met its obligations under the Mississippi agreement and has met all but one requirement under the Louisiana agreement. Failure by Shipbuilding to meet the remaining Louisiana commitment would result in reimbursement by Shipbuilding to Louisiana in accordance with the agreement. As of December 31, 2009, Shipbuilding expects that the remaining commitment under the Louisiana agreement will be met based on its most recent business plan.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee

NORTHROP GRUMMAN CORPORATION

the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At December 31, 2009, there were $531 million of unused stand-by letters of credit, $178 million of bank guarantees, and $452 million of surety bonds outstanding.

The company has also guaranteed a $200 million loan made to Shipbuilding in connection with the Gulf Opportunity Zone Industrial Revenue Bonds issued in December 2006. Under the loan agreement the company guaranteed Shipbuilding’s repayment of the principal and interest to the Trustee. The company also guaranteed payment of the principal and interest by the Trustee to the underlying bondholders (see Note 13).

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

U.S. Government Claims – From time to time, the U.S. Government advises the company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims as well as to assess the amounts being claimed. The company does not believe, but can give no assurance, that the outcome of any such matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations, was $549 million in 2009, $567 million in 2008, and $568 million in 2007. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term noncancellable operating leases as of December 31, 2009, total approximately $1.7 billion, which are payable as follows: 2010 – $382 million; 2011 – $304 million; 2012 – $238 million; 2013 – $181 million; 2014 – $161 million and thereafter – $434 million.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

16.	RETIREMENT BENEFITS

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

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, as well as certain bargaining unit employees. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. Certain hourly employees are covered under a target benefit plan. The company also participates in a multiemployer plan for certain of the company’s union employees. In addition to the 401(k) defined contribution benefit, non-union represented employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The company’s contributions to these defined contribution plans for the years ended December 31, 2009, 2008, and 2007, were $341 million, $311 million, and $294 million, respectively.

Non-U.S. Benefit Plans – The company sponsors several benefit plans for non-U.S. employees. These plans are designed to provide benefits appropriate to local practice and in accordance with local regulations. Some of these plans are funded using benefit trusts that are separate from the company.

Medical and Life Benefits – The company provides a portion of the costs for certain health care and life insurance benefits for a substantial number of its active and retired employees. Covered employees achieve eligibility to

NORTHROP GRUMMAN CORPORATION

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

The effect of the Medicare prescription drug subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to reduce the company’s net periodic post-retirement benefit cost and accumulated post-retirement benefit obligation for the periods presented was not material.

Summary Plan Results
The cost to the company of its retirement benefit plans in each of the three years ended December 31 is shown in the following table:

				Medical and
	Pension Benefits			Life Benefits
$ in millions	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$661	$721	$786	$48	$55	$52
Interest cost	1,350	1,335	1,250	164	166	164
Expected return on plan assets	(1,559)	(1,895)	(1,774)	(48)	(64)	(58)
Amortization of
Prior service cost (credit)	50	40	40	(59)	(65)	(65)
Net loss from previous years	337	24	48	28	22	25
Other	17		2

Net periodic benefit cost	$856	$225	$352	$133	$114	$118

NORTHROP GRUMMAN CORPORATION

The table below summarizes the changes in the components of unrecognized benefit plan costs for the years ended December 31, 2009, and 2008:

	Pension	Medical and
$ in millions	Benefits	Life Benefits	Total
Changes in Unrecognized Benefit Plan Costs
Net actuarial loss	$4,558	$132	$4,690
Prior service cost	73	30	103
Amortization of
Prior service (cost) credit	(40)	65	25
Net loss from previous years	(24)	(22)	(46)
Tax benefits related to above items	(1,807)	(81)	(1,888)

Changes in unrecognized benefit plan costs – 2008	$2,760	$124	$2,884

Net actuarial gain	$(524)	$(60)	$(584)
Prior service cost (credit)	5		5
Amortization of
Prior service (cost) credit	(50)	59	9
Net loss from previous years	(337)	(28)	(365)
Tax benefits related to above items	363	11	374

Changes in unrecognized benefit plan costs – 2009	$(543)	$(18)	$(561)

NORTHROP GRUMMAN CORPORATION

The following tables set forth the funded status and amounts recognized in the consolidated statements of financial position for the company’s defined benefit pension and retiree health care and life insurance benefit plans. Pension benefits data include the qualified plans as well as 23 domestic unfunded non-qualified plans for benefits provided to directors, officers, and certain employees. The company uses a December 31 measurement date for all of its plans.

			Medical and
	Pension Benefits		Life Benefits
$ in millions	2009	2008	2009	2008
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$22,147	$22,069	$2,716	$2,812
Service cost	661	721	48	55
Interest cost	1,350	1,335	164	166
Plan participants’ contributions	16	14	106	78
Plan amendments	5	73		30
Actuarial loss (gain)	869	(818)	15	(170)
Benefits paid	(1,359)	(1,179)	(289)	(269)
Acquisitions, curtailments, divestitures and other	34	(68)	20	14

Projected benefit obligation at end of year	23,723	22,147	2,780	2,716

Change in Plan Assets
Fair value of plan assets at beginning of year	18,501	22,891	718	951
Gain / (loss) on plan assets	2,945	(3,500)	126	(238)
Employer contributions	858	320	162	181
Plan participants’ contributions	16	14	106	78
Benefits paid	(1,359)	(1,179)	(289)	(269)
Acquisitions, curtailments, divestitures and other	12	(45)	20	15

Fair value of plan assets at end of year	20,973	18,501	843	718

Funded status	$(2,750)	$(3,646)	$(1,937)	$(1,998)

Amounts Recognized in the Consolidated Statements of Financial Position
Non-current assets	$264	$266	$36	$24
Current liability	(47)	(45)	(66)	(66)
Non-current liability	(2,967)	(3,867)	(1,907)	(1,956)

The following table shows those amounts expected to be recognized in net periodic benefit cost in 2010:

	Pension	Medical and
$ in millions	Benefits	Life Benefits
Amounts Expected to be Recognized in 2010 Net Periodic Benefit Cost
Net loss	$244	$26
Prior service cost (credit)	47	(60)

NORTHROP GRUMMAN CORPORATION

The accumulated benefit obligation for all defined benefit pension plans was $22.1 billion and $20.4 billion at December 31, 2009 and 2008, respectively.

	Pension Benefits		Medical and Life Benefits
$ in millions	2009	2008	2009	2008
Amounts Recorded in Accumulated Other Comprehensive Loss
Net actuarial loss	$(4,648)	$(5,509)	$(451)	$(539)
Prior service cost and net transition obligation	(242)	(287)	298	357
Income tax benefits related to above items	1,923	2,286	61	72

Unamortized benefit plan costs	$(2,967)	$(3,510)	$(92)	$(110)

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2009	2008
Projected benefit obligation	$20,687	$19,926
Accumulated benefit obligation	19,162	18,217
Fair value of plan assets	17,739	16,036

Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine the benefit obligations and the net periodic benefit cost:

			Medical and
	Pension Benefits		Life Benefits
	2009	2008	2009	2008
Assumptions Used to Determine Benefit Obligation at December 31
Discount rate	6.03%	6.25%	5.80%	6.25%
Rate of compensation increase	3.75%	4.00%
Initial health care cost trend rate assumed for the next year			7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2014	2014
Assumptions Used to Determine Benefit Cost for the Year Ended December 31
Discount rate	6.25%	6.22%	6.25%	6.12%
Expected long-term return on plan assets	8.50%	8.50%	6.95%	6.85%
Rate of compensation increase	4.00%	4.25%
Initial health care cost trend rate assumed for the next year			7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2014	2012

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

A one-percentage-point change in the initial through the ultimate health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
$ in millions	Point Increase	Point Decrease
Increase (Decrease) From Change In Health Care Cost Trend Rates To
Post-retirement benefit expense	$7	$(8)
Post-retirement benefit liability	81	(91)

Plan Assets and Investment Policy
Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is to exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. Risk targets are established and monitored against acceptable ranges.

All investment policies and procedures are designed to ensure that the plans’ investments are in compliance with ERISA. Guidelines are established defining permitted investments within each asset class. Derivatives are used for transitioning assets, asset class rebalancing, managing currency risk, and for management of fixed income and alternative investments. For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2009:

Asset Allocation Ranges
Domestic equities	10 – 30%
International equities	5 – 25%
Fixed income securities	35 – 50%
Real estate and other	20 – 30%

The table below provides the fair values of the company’s pension and VEBA trust plan assets at December 31, 2009, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 1 for definition of levels). The significant amount of Level 2 investments in the table results from including in this category investments in pooled funds that contain investments with values based on

NORTHROP GRUMMAN CORPORATION

quoted market prices, but for which the funds are not valued on a quoted market basis, and fixed income securities that are valued using model based pricing services.

$ in millions	Level 1	Level 2	Level 3	Total
Asset Category
Domestic equities	$3,671		$2	$3,673
International equities	1,516	$1,571		3,087
Fixed income securities
Cash & cash equivalents(1)	139	2,122		2,261
U.S. Treasuries		1,307		1,307
Other U.S. Government Agency Securities		738		738
Non-U.S. Government Securities		219		219
Corporate debt		4,575		4,575
Asset backed		808	4	812
High yield debt		560	67	627
Bank loans		104		104
Real estate and other
Hedge funds			1,470	1,470
Private equities			1,893	1,893
Real estate			997	997
Other(2)		53		53

Fair value of plan assets at end of year	$5,326	$12,057	$4,433	$21,816

(1)	Cash & cash equivalents are predominantly held in money market funds

(2)	Other includes futures, swaps, options, swaptions, insurance contracts and net payable for unsettled trades at year end.

At December 31, 2009, the fair value of the plan assets of $21,816 million in the table above consisted of $20,973 million in assets for pension benefits and $843 million in assets for medical and life benefits.

The changes in the fair value of the pension and VEBA plan trust assets measured using significant unobservable inputs during 2009, are as follows:

	Domestic	Asset	High yield	Hedge	Private
$ in millions	equities	Backed	debt	funds	equities	Real estate	Total
Balance as of December 31, 2008	$1	$4	$46	$1,321	$1,874	$1,316	$4,562
Actual return on plan assets:
Assets still held at reporting date			21	187	(125)	(439)	(356)
Assets sold during the period				(11)	1	(11)	(21)
Purchases, sales, and settlements	1			(27)	143	131	248

Balance as of December 31, 2009	$2	$4	$67	$1,470	$1,893	$997	$4,433

Generally, investments are valued based on information in financial publications of general circulation, statistical and valuation services, records of security exchanges, appraisal by qualified persons, transactions and bona fide offers. Domestic and international equities consist primarily of common stocks and institutional common trust funds. Investments in common and preferred shares are valued at the last reported sales price of the stock on the last business day of the reporting period. Units in common trust funds and hedge funds are valued based on the redemption price of units owned by the trusts at year-end. Fair value for real estate and private equity partnerships is primarily based on valuation methodologies that include third party appraisals, comparable transactions, discounted cash flow valuation models, and public market data.

NORTHROP GRUMMAN CORPORATION

Non-government fixed income securities are invested across various industry sectors and credit quality ratings. Generally, investment guidelines are written to limit securities, for example, to no more than 5 percent of each trust account, and to exclude the purchase of securities issued by the company. The number of real estate and private equity partnerships is 77 and the unfunded commitments are $1.1 billion and $1.3 billion as of December 31, 2009, and 2008, respectively. For alternative investments that cannot be redeemed, such as limited partnerships, the typical investment term is ten years. For alternative investments that permit redemptions, such redemptions are generally made quarterly and require a 90 day notice.

At December 31, 2009, and 2008, the defined benefit pension and VEBA trusts did not hold any Northrop Grumman common stock.

In 2010, the company expects to contribute the required minimum funding level of approximately $57 million to its pension plans and approximately $171 million to its other post-retirement benefit plans and also expects to make additional voluntary pension contributions of approximately $300 million in the second quarter. During 2009 and 2008, the company made voluntary pension contributions of $800 million and $200 million, respectively.

Benefit Payments
The following table reflects estimated future benefit payments, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2009:

		Medical and
$ in millions	Pension Plans	Life Plans
Year Ending December 31
2010	$1,195	$191
2011	1,264	195
2012	1,322	198
2013	1,396	204
2014	1,478	211
2015 through 2019	8,739	1,154

17.	STOCK COMPENSATION PLANS

Plan Descriptions
At December 31, 2009, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan (2001 LTISP), the 1993 Long-Term Incentive Stock Plan (1993 LTISP), both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND) and 1995 Stock Plan for Non-Employee Directors (1995 SPND) as amended. All of these plans were approved by the company’s shareholders. The company has historically issued new shares to satisfy award grants.

Employee Plans – The 2001 LTISP and the 1993 LTISP permit grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs), and stock awards. Each stock option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Outstanding stock options granted prior to 2009 generally vest in 25 percent increments over four years from the grant date under the 2001 LTISP and in years two to five under the 1993 LTISP, and grants outstanding expire ten years after the grant date. Stock options granted in 2009 vest in 33 percent increments over three years from the grant date, and grants outstanding expire seven years after the grant date. No SARs have been granted under either of the LTISPs and effective with the adoption of the 2001 LTISP, no new grants have been issued from the 1993 LTISP. Stock awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees without payment to the company.

NORTHROP GRUMMAN CORPORATION

Under the 2001 LTISP, recipients of restricted performance stock rights earn shares of stock, based on financial metrics determined by the board of directors in accordance with the plan. For grants prior to 2007, if the objectives have not been met at the end of the applicable performance period, up to 100 percent of the original grant for the eight highest compensated employees and up to 70 percent of the original grant for all other recipients will be forfeited. If the financial metrics are met or exceeded during the performance period, all recipients can earn up to 150 percent of the original grant. Beginning in 2007, all members of the Corporate Policy Council (consisting of the CEO and certain other leadership positions) could forfeit up to 100 percent of the original grant, and all recipients could earn up to 200 percent of the original grant. Restricted stock rights issued under either plan generally vest after three years. Termination of employment can result in forfeiture of some or all of the benefits extended. Of the 50 million shares approved for issuance under the 2001 LTISP, approximately 13 million shares were available for future grants as of December 31, 2009.

Non-Employee Plans – Under the 1993 SPND, at least half of the retainer fee earned by each director must be deferred into a stock unit account (Automatic Stock Units). Effective January 1, 2010, the amended SPND provides that the Automatic Stock Units be awarded at the conclusion of board service or as specified by the director. If a director has less than 5 years of service, the stock units are awarded at the conclusion of board service. In addition, directors may defer payment of all or part of the remaining retainer fee and other annual committee fees, which are placed in a stock unit account (Elective Stock Units). The Elective Stock Units are awarded at the conclusion of board service or as specified by the director, regardless of years of service. The 1995 SPND provided for annual stock option grants, and effective June 1, 2005, no new grants have been issued from this plan. The 1995 SPND was amended in May 2007 to permit payment of the stock unit portion of the retainer fee described above. Each grant of stock options under the 1995 SPND was made at the closing market price on the date of the grant, was immediately exercisable, and expires ten years after the grant date. At December 31, 2009, approximately 212 thousand shares were available for future grants under the 1995 SPND.

Compensation Expense
Total stock-based compensation for the years ended December 31, 2009, 2008, and 2007, was $101 million, $111 million, and $196 million, respectively, of which $20 million, $15 million, and $12 million related to stock options and $81 million, $96 million, and $184 million, related to stock awards, respectively. Tax benefits recognized in the consolidated statements of operations for stock-based compensation during the years ended December 31, 2009, 2008, and 2007, were $40 million, $44 million, and $77 million, respectively. In addition, the company realized tax benefits of $4 million from the exercise of stock options and $47 million from the issuance of stock awards in 2009.

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

NORTHROP GRUMMAN CORPORATION

The significant weighted-average assumptions relating to the valuation of the company’s stock options for the years ended December 31, 2009, 2008, and 2007, was as follows:

	2009	2008	2007
Dividend yield	3.6%	1.8%	2.0%
Volatility rate	25%	20%	20%
Risk-free interest rate	1.7%	2.8%	4.6%
Expected option life (years)	5-6	6	6

In 2007 and 2008, the company granted stock options almost exclusively to executives, and the expected term of six years was based on these employees’ exercise behavior. Beginning in 2009, the company began granting options to non-executives and assigned an expected term of five years for valuing these options. The company believes that this stratification of expected terms best represents future expected exercise behavior between the two employee groups.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2009, 2008, and 2007, was $7, $15, and $15, per share, respectively.

In connection with the September 2009 announcement that the company’s CEO would retire in June 2010, the board of directors modified the CEO’s stock option grants by vesting the remaining unvested option grants to purchase 192,271 shares of company stock. The incremental expense associated with these modifications is $2 million of which $743,000 was recognized during 2009. The remaining unrecognized modification expense will be recognized ratably through June 2010.

Stock option activity for the year ended December 31, 2009, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2009	13,481	$54	4.2 years	$18
Granted	2,711	45
Exercised	(1,241)	42
Cancelled and forfeited	(509)	55

Outstanding at December 31, 2009	14,442	$53	3.8 years	$88

Vested and expected to vest in the future at December 31, 2009	14,252	$53	3.8 years	$87

Exercisable at December 31, 2009	10,646	$53	3.1 years	$59

Available for grant at December 31, 2009	8,936

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was $11 million, $66 million, and $153 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31, 2009 (for outstanding options), less the applicable exercise price.

Stock Awards – Compensation expense for stock awards is measured at the grant date based on fair value and recognized over the vesting period, generally three years. The fair value of stock awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

NORTHROP GRUMMAN CORPORATION

Stock award activity for the year ended December 31, 2009, is presented in the table below. Vested awards include stock awards fully vested during the year and net adjustments to reflect the final performance measure for issued shares.

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2007	7,364	$57	1.3 years
Granted	1,759	72
Vested	(3,695)	50
Forfeited	(284)	63

Outstanding at December 31, 2007	5,144	$67	1.3 years
Granted	1,505	80
Vested	(2,950)	64
Forfeited	(423)	65

Outstanding at December 31, 2008	3,276	$75	1.4 years
Granted	2,356	45
Vested	(1,645)	71
Forfeited	(329)	66

Outstanding at December 31, 2009	3,658	$58	1.6 years

Available for grant at December 31, 2009	4,011

The company issued 2.5 million, 2.9 million, and 2.6 million shares to employees in settlement of prior year stock awards that were fully vested, which had total fair values at issuance of $111 million, $233 million, and $199 million and grant date fair values of $161 million, $155 million, and $125 million during the years ended December 31, 2009, 2008, and 2007, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of the performance adjustments and changes in the fair market value of the company’s common stock.

In 2010, the company expects to issue to employees 1.3 million shares of common stock that were vested in 2009, which had a grant date fair value of $95 million.

Unrecognized Compensation Expense – At December 31, 2009, there was $156 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $21 million relates to stock options and $135 million relates to stock awards. These amounts are expected to be charged to expense over a weighted-average period of 1.4 years.

NORTHROP GRUMMAN CORPORATION

18.	UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results are set forth in the following tables. The financial results for all periods presented have been revised to reflect the various business dispositions that occurred during the 2009 and 2008 fiscal years (see Note 5 for further details). The company’s common stock is traded on the New York Stock Exchange (trading symbol NOC). This unaudited quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ended on March 31, second quarter as ended on June 30, and third quarter as ended on September 30. It is the company’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires the businesses to close their books on a Friday, in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist within a reporting year.

2009
$ in millions, except per share	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and services revenues as previously reported	$8,320	$8,957	$8,726
Discontinued operations	(385)	(412)	(376)

Sales and services revenues	$7,935	$8,545	$8,350	$8,925

Operating income as previously reported	$655	$653	$655
Discontinued operations	(36)	(39)	(36)

Operating income	$619	$614	$619	$631

Earnings from continuing operations as previously reported	$389	$394	$487
Discontinued operations	(23)	(26)	(23)

Earnings from continuing operations	$366	$368	$464	$375

Net earnings	$389	$394	$490	$413

Basic earnings per share from continuing operations as previously reported	$1.19	$1.22	$1.54
Discontinued operations	(0.07)	(0.08)	(0.08)

Basic earnings per share from continuing operations	$1.12	$1.14	$1.46	$1.20

Basic earnings per share	$1.19	$1.22	$1.55	$1.32

Diluted earnings per share from continuing operations as previously reported	$1.17	$1.21	$1.52
Discontinued operations	(0.07)	(0.08)	(0.07)

Diluted earnings per share from continuing operations	$1.10	$1.13	$1.45	$1.19

Diluted earnings per share	$1.17	$1.21	$1.53	$1.31

Significant 2009 Fourth Quarter Events – In the fourth quarter of 2009, the company sold ASD for $1.65 billion in cash.

NORTHROP GRUMMAN CORPORATION

2008
$ in millions, except per share	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and services revenues as previously reported	$7,724	$8,628	$8,381	$9,154
Discontinued operations	(372)	(414)	(407)	(379)

Sales and services revenues	$7,352	$8,214	$7,974	$8,775

Operating income (loss) as previously reported	$464	$806	$771	$(2,152)
Discontinued operations	(35)	(41)	(37)	(39)

Operating income (loss)	$429	$765	$734	$(2,191)

Earnings (loss) from continuing operations as previously reported	$263	$483	$509	$(2,536)
Discontinued operations	(22)	(26)	(25)	(25)

Earnings (loss) from continuing operations	$241	$457	$484	$(2,561)

Net earnings (loss)	$264	$495	$512	$(2,533)

Basic earnings (loss) per share from continuing operations as previously reported	$0.78	$1.42	$1.52	$(7.76)
Discontinued operations	(0.07)	(0.07)	(0.07)	(0.07)

Basic earnings (loss) per share from continuing operations	$0.71	$1.35	$1.45	$(7.83)

Basic earnings (loss) per share	$0.78	$1.46	$1.53	$(7.75)

Diluted earnings (loss) per share from continuing operations as previously reported	$0.76	$1.40	$1.50	$(7.76)
Discontinued operations	(0.07)	(0.07)	(0.08)	(0.07)

Diluted earnings (loss) per share from continuing operations	$0.69	$1.33	$1.42	$(7.83)

Diluted earnings (loss) per share	$0.76	$1.44	$1.51	$(7.75)

Significant 2008 Fourth Quarter Events – In the fourth quarter of 2008, the company recorded a non-cash, after-tax charge of $3.1 billion for impairment of goodwill, a non-cash, after-tax adjustment to accumulated other comprehensive loss of $2.9 billion for the change in funded status of pension and post-retirement benefits, and made a $200 million voluntary pre-funding payment to the company’s pension plans.

NORTHROP GRUMMAN CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required in response to this item.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Our principal executive officer (Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of December 31, 2009, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2009, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes – Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting is effective as of December 31, 2009.

Deloitte & Touche LLP issued an attestation report dated February 8, 2010, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2009, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/	Wesley G. Bush
Chief Executive Officer and President

/s/	James F. Palmer
Corporate Vice President and Chief Financial Officer

February 8, 2010

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 8, 2010 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/	Deloitte & Touche LLP
Los Angeles, California
February 8, 2010

NORTHROP GRUMMAN CORPORATION

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors
Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Executive Officers
Our executive officers as of February 8, 2010 are listed below, along with their ages on that date, positions and offices with the company, and principal occupations and employment during the past five years.

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)

Wesley G. Bush	48	Chief Executive Officer and President	2010	President and Chief Operating Officer (2007-2009); Prior to March 2007, President and Chief Financial Officer (2006-2007); Corporate Vice President and Chief Financial Officer (2005-2006); Corporate Vice President and President, Space Technology (2003-2005)
James L. Cameron	52	Corporate Vice President and President, Technical Services	2006	Vice President and General Manager of Defensive and Navigation Systems Divisions, Electronic Systems Sector (2005); Prior to February 2005, Vice President and General Manager, Defensive Systems Division, Electronic Systems (2003-2005)
Gary W. Ervin	52	Corporate Vice President and President, Aerospace Systems	2009	Corporate Vice President and President, Integrated Systems (2008); Prior to 2008, Corporate Vice President (2007-2008); Vice President, Western Region, Integrated Systems (2005-2007); Vice President, Air Combat Systems, Integrated Systems (2002-2005)
Darryl M. Fraser	51	Corporate Vice President, Communications	2008	Sector Vice President of Business Development and Strategic Initiatives, Mission Systems (2007-March 2008); Prior to May 2007, Sector Vice President, Strategic Initiatives, Mission Systems (2007); Vice President, Washington Operations, Mission Systems and Space Technology (2005-2007); Vice President, Washington Operations, Mission Systems (2002-2005)
Kenneth N. Heintz	63	Corporate Vice President, Controller and Chief Accounting Officer	2005	Independent Financial Consultant (2004-2005)
Robert W. Helm	58	Corporate Vice President, Government Relations	1994
Alexis C. Livanos	61	Corporate Vice President and Chief Technology Officer	2009	Corporate Vice President and President, Space Technology (2005-2008)

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)

Linda A. Mills	60	Corporate Vice President and President, Information Systems	2009	Corporate Vice President and President, Information Technology (2008); Prior to 2008, President of the Civilian Agencies business group, Information Technology (2007-2008); Vice President for Operations and Processes, Information Technology (2005-2007); Vice President, Mission Assurance/Six Sigma, Mission Systems (2003-2005)
James F. Palmer	60	Corporate Vice President and Chief Financial Officer	2007	Executive Vice President and Chief Financial Officer, Visteon Corporation (2004-2007)
C. Michael Petters	50	Corporate Vice President and President, Shipbuilding	2008	Corporate Vice President and President, Newport News (2004-January 2008)
James F. Pitts	58	Corporate Vice President and President, Electronic Systems	2005	Vice President and General Manager of Aerospace Systems Division, Electronic Systems (2001-2005)
Mark Rabinowitz	48	Corporate Vice President and Treasurer	2007	Vice President and Assistant Treasurer (2006-2007); Prior to June 2006, Corporate Director and Assistant Treasurer, Banking and Capital Markets (2003-2006)
Stephen D. Yslas	62	Corporate Vice President and General Counsel	2009	Corporate Vice President, Secretary and Deputy General Counsel (2006-2008); Prior to 2006, Corporate Vice President and Deputy General Counsel (2001-2006)
Ian V. Ziskin	51	Corporate Vice President and Chief Human Resources and Administrative Officer	2006	Corporate Vice President, Human Resources and Leadership Strategy (2003-2005)

Audit Committee Financial Expert
The information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Code of Ethics
We have adopted Standards of Business Conduct for all of our employees, including the principal executive officer, principal financial officer and principal accounting officer. The Standards of Business Conduct can be found on our internet web site at www.northropgrumman.com under “Investor Relations – Corporate Governance – Overview.” A copy of the Standards of Business Conduct is available to any stockholder who requests it by writing to: Northrop Grumman Corporation, c/o Office of the Secretary, 1840 Century Park East, Los Angeles, CA 90067.

The web site and information contained on it or incorporated in it are not intended to be incorporated in this report on Form 10-K or other filings with the Securities Exchange Commission.

NORTHROP GRUMMAN CORPORATION

Other Disclosures
Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 11.	Executive Compensation

Information concerning Executive Compensation, including information concerning Compensation Committed Interlocks and Insider Participation and Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information as to Certain Relationships and Related Transactions, and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  1. Report of Independent Registered Public Accounting Firm

Financial Statements
Consolidated Statements of Operations
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

NORTHROP GRUMMAN CORPORATION

3. Exhibits

3(a)	Restated Certificate of Incorporation of Northrop Grumman Corporation effective May 18, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K dated and filed May 19, 2006)
3(b)	Bylaws of Northrop Grumman Corporation, as amended September 17, 2008 (incorporated by reference to Exhibit 3.2 to Form 8-K dated September 17, 2008 and filed September 23, 2008), and October 20, 2008 (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 20, 2008 and filed October 23, 2008)
4(a)	Registration Rights Agreement dated as of January 23, 2001, by and among Northrop Grumman Corporation (now Northrop Grumman Systems Corporation), NNG, Inc. (now Northrop Grumman Corporation) and Unitrin, Inc. (incorporated by reference to Exhibit(d)(6) to Amendment No. 4 to Schedule TO filed January 31, 2001)
4(b)	Indenture dated as of October 15, 1994, between Northrop Grumman Corporation (now Northrop Grumman Systems Corporation) and The Chase Manhattan Bank (National Association), Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 20, 1994, and filed October 25, 1994)
4(c)	Form of Officers’ Certificate (without exhibits) establishing the terms of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.75 percent Debentures due 2016 and 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-3 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4(d)	Form of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.75 percent Debentures due 2016 (incorporated by reference to Exhibit 4-5 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4(e)	Form of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-6 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4(f)	Form of Officers’ Certificate establishing the terms of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.125 percent Notes due 2011 and 7.75 percent Debentures due 2031 (incorporated by reference to Exhibit 10.9 to Form 8-K dated and filed April 17, 2001)
4(g)	Indenture dated as of April 13, 1998, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 6.75 percent Senior Debentures due 2018 were issued (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1998, filed June 15, 1998)
4(h)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)
4(i)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(q) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
4(j)	Senior Indenture dated as of December 15, 1991, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 7.75 percent and 6.98 percent debentures due 2026 and 2036 were issued, and specimens of such debentures (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1996, filed June 11, 1996)

NORTHROP GRUMMAN CORPORATION

4(k)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)
4(l)	Supplemental Indenture with respect to Indenture dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(t) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
4(m)	Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and Mellon Bank, N.A., as trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 2 to the Form 8-A Registration Statement of TRW Inc. dated July 3, 1986)
4(n)	First Supplemental Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and Mellon Bank, N.A., as trustee, dated as of August 24, 1989 (incorporated by reference to Exhibit 4(b) to Form S-3 Registration Statement No. 33-30350 of TRW Inc.)
4(o)	Fifth Supplemental Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Chase Manhattan Bank, as successor trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(f) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)
*4(p)	Ninth Supplemental Indenture dated as of December 31, 2009 among Northrop Grumman Space & Mission Systems Corp. (predecessor – in-interest to Northrop Grumman Systems Corporation); The Bank of New York Mellon, as successor trustee; Northrop Grumman Corporation; and Northrop Grumman Systems Corporation
4(q)	Indenture dated as of November 21, 2001, between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated and filed November 21, 2001)
4(r)	First Supplemental Indenture dated as of July 30, 2009, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K dated and filed July 30, 2009)
4(s)	Form of Northrop Grumman Corporation’s 3.70 percent Senior Note due 2014 (incorporated by reference to Exhibit 4(b) to Form 8-K dated and filed July 30, 2009)
4(t)	Form of Northrop Grumman Corporation’s 5.05 percent Senior Note due 2019 (incorporated by reference to Exhibit 4(c) to Form 8-K dated and filed July 30, 2009)
10(a)	Form of Amended and Restated Credit Agreement dated as of August 10, 2007, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation and Northrop Grumman Space & Mission Systems Corp. (predecessor – in-interest to Northrop Grumman Systems Corporation), as Guarantors; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Payment Agent, an Issuing Bank, Swingline Lender and Administrative Agent; Credit Suisse, as Administrative Agent; Citicorp USA, Inc., as Syndication Agent; Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents; and BNP Paribas as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed August 13, 2007)
10(b)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of the indenture indebtedness issued by Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 10.10 to Form 8-K dated and filed April 17, 2001)

NORTHROP GRUMMAN CORPORATION

10(c)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of Northrop Grumman Systems Corporation indenture indebtedness (incorporated by reference to Exhibit 10.11 to Form 8-K dated and filed April 17, 2001)
10(d)	Form of Guarantee dated as of March 27, 2003, by Northrop Grumman Corporation, as Guarantor, in favor of JP Morgan Chase Bank, as trustee, of certain debt securities issued by the former Northrop Grumman Space & Mission Systems Corp. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003)
10(e)	Northrop Grumman 1993 Long-Term Incentive Stock Plan, as amended and restated (incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-68003 filed November 25, 1998)
10(f)	Northrop Grumman Corporation 1993 Stock Plan for Non-Employee Directors (as Amended and Restated January 1, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009, filed July 23, 2009)
10(g)	Northrop Grumman Corporation 1995 Stock Plan for Non-Employee Directors, as Amended as of May 16, 2007 (incorporated by reference to Exhibit A to Schedule 14A filed April 12, 2007)
10(h)	Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended September 17, 2003) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, filed November 6, 2003), as amended by First Amendment to the Northrop Grumman 2001 Long-Term Incentive Stock Plan dated December 19, 2007 (incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended December 31, 2007, filed February 20, 2008)
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

(iv) Form of Agreement for 2006 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(viii) to Form 10-K for the year ended December 31, 2005, filed February 17, 2006)

(v) 2006 CPC Incentive Restricted Stock Rights Agreement of Wesley G. Bush dated May 16, 2006, as amended (incorporated by reference to Exhibit 10(i)(ix) to Form 10-K for the year ended December 31, 2007, filed February 20, 2008)

NORTHROP GRUMMAN CORPORATION

(vi) Form of Restricted Performance Stock Rights Agreement, applicable to 2007 Restricted Performance Stock Rights, as amended (incorporated by reference to Exhibit 10(i)(xi) to Form 10-K for the year ended December 31, 2007, filed February 20, 2008)

(vii) Form of Agreement for 2007 Stock Options (officers) (incorporated by reference to Exhibit 10(2)(ii) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007)

(viii) Terms and Conditions Applicable to Special 2007 Restricted Stock Rights Granted to James F. Palmer dated March 12, 2007, as amended (incorporated by reference to Exhibit 10(i)(xiii) to Form 10-K for the year ended December 31, 2007, filed February 20, 2008)

(ix) Form of Agreement for 2008 Stock Options (officer) (incorporated by reference to Exhibit 10(4)(i) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)
(x) Form of Agreement for 2008 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10(4)(ii) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)
(xi) Form of Agreement for 2009 Stock Options (incorporated by reference to Exhibit 10.2(i) to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)
(xii) Form of Agreement for 2009 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.2(ii) to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)
*10(i)	Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2009)
*(i) Appendix A: Northrop Supplemental Retirement Income Program for Senior Executives (Amended and Restated Effective as of January 1, 2009)
*(ii) Appendix B: ERISA Supplemental Program 2 (Amended and Restated Effective as of January 1, 2009)
*(iii) Appendix F: CPC Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2009)
*(iv) Appendix G: Officers Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2009)
*(v) Appendix I: Officers Supplemental Executive Retirement Program II (Effective as of January 1, 2010)
*10(j)	Northrop Grumman ERISA Supplemental Plan (Amended and Restated Effective as of January 1, 2009)
*10(k)	Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) (Amended and Restated Effective January 1, 2009)
*10(l)	Northrop Grumman Electronic Systems Executive Pension Plan (Amended and Restated Effective as of January 1, 2009)
10(m)	Form of Northrop Grumman Corporation January 2009 Change in Control Severance Plan (incorporated by reference to Exhibit 10(n) to Form 10-K for the year ended December 31, 2008, filed February 10, 2009)
10(n)	Form of Northrop Grumman Corporation January 2009 Special Agreement (relating to severance program for change-in-control) (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 7, 2008 and filed November 13, 2008)
10(o)	Form of Northrop Grumman Corporation January 2010 Special Agreement (relating to severance program for change-in-control) (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed October 8, 2009)

NORTHROP GRUMMAN CORPORATION

*10(p)	Northrop Grumman Corporation January 2010 Change in Control Severance Plan (effective as of January 1, 2010)
10(q)	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation as amended and restated effective October 1, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009, filed October 21, 2009)
10(r)	Non-Employee Director Compensation Term Sheet, effective October 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008, filed October 22, 2008)
10(s)	Non-Employee Director Compensation Term Sheet, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 15, 2009 and filed December 21, 2009)
10(t)	Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.39 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)
*10(u)	Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2009)
10(v)	The 2002 Incentive Compensation Plan of Northrop Grumman Corporation, As Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)
10(w)	Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non-Section 162(m) Officers), as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)
*10(x)	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2009)
*10(y)	Northrop Grumman Officers Retirement Account Contribution Plan (Effective as of October 1, 2009)
10(z)	Compensatory Arrangements of Certain Officers (Named Executive Officers) for 2009 (incorporated by reference to Form 8-K dated February 17, 2009 and filed February 23, 2009)
10(aa)	Offering letter dated February 1, 2007 from Northrop Grumman Corporation to James F. Palmer relating to position of Corporate Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10(3) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007), as amended by Amendment to Letter Agreement between Northrop Grumman Corporation and James F. Palmer dated December 17, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K dated December 17, 2008 and filed December 19, 2008)
*10(bb)	Litton Industries, Inc. Restoration Plan 2 (Amended and Restated Effective as of January 1, 2009)
*10(cc)	Litton Industries, Inc. Restoration Plan (Amended and Restated Effective as of January 1, 2009)
10(dd)	Litton Industries, Inc. Supplemental Executive Retirement Plan as amended and restated effective October 1, 2004 (incorporated by reference to Exhibit 10(ee) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10(ee)	Northrop Grumman Supplemental Retirement Replacement Plan, as Restated, dated January 1, 2008 between Northrop Grumman Corporation and James F. Palmer (incorporated by reference to Exhibit 10.4 to Form 8-K dated December 17, 2008 and filed December 19, 2008)
10(ff)	Northrop Grumman Corporation Special Officer Retiree Medical Plan (As Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)

NORTHROP GRUMMAN CORPORATION

10(gg)	Executive Life Insurance Policy (incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10(hh)	Executive Accidental Death, Dismemberment and Plegia Insurance Policy Terms applicable to Executive Officers dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)
10(ii)	Executive Long-Term Disability Insurance Policy as amended by Amendment No. 2 dated June 19, 2008 and effective as of October 4, 2007 (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended June 30, 2008, filed July 29, 2008)
10(jj)	Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, filed February 22, 1996), as amended by action of the Compensation Committee of the Board of Directors of Northrop Grumman Corporation effective July 1, 2009 (incorporated by reference to Item 5.02(e) of Form 8-K dated May 19, 2009 and filed May 26, 2009)
10(kk)	Group Personal Excess Liability Policy (incorporated by reference to Exhibit 10(ll) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
10(ll)	Northrop Grumman Executive Health Plan Matrix effective July 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009), as amended by action of the Compensation Committee of the Board of Directors of Northrop Grumman Corporation effective July 1, 2009 (incorporated by reference to Item 5.02(e) of Form 8-K dated May 19, 2009 and filed May 26, 2009)
10(mm)	Letter dated December 16, 2009 from Northrop Grumman Corporation to Wesley G. Bush regarding compensation effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2009 and filed December 21, 2009)
10(nn)	Letter agreement dated December 17, 2008 between Northrop Grumman Corporation and Ronald D. Sugar relating to termination of Employment Agreement dated February 19, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 17, 2008 and filed December 19, 2008)
10(oo)	Letter dated September 16, 2009 from Northrop Grumman Corporation to Dr. Ronald D. Sugar regarding Retirement and Transition (incorporated by reference to Exhibit 99.1 to Form 8-K dated September 16, 2009 and filed September 17, 2009)
10(pp)	Consultant Contract dated December 22, 2008 between Northrop Grumman Corporation and W. Burks Terry(incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)
*10(qq)	Consultant Contract dated February 3, 2010 between Northrop Grumman Corporation and W. Burks Terry
*12(a)	Computation of Ratio of Earnings to Fixed Charges
*21	Subsidiaries
*23	Consent of Independent Registered Public Accounting Firm
*24	Power of Attorney
*31.1	Rule 13a-15(e)/15d-15(e) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NORTHROP GRUMMAN CORPORATION

**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Financial Position, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed with this Report
**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of February 2010.
NORTHROP GRUMMAN CORPORATION

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller, and Chief
Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 8th day of February 2010, by the following persons and in the capacities indicated.

Signature		Title

Lewis W. Coleman*		Non-Executive Chairman

Wesley G. Bush*		Chief Executive Officer and President (Principal Executive Officer), and Director

James F. Palmer*		Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Thomas B. Fargo*		Director

Victor H. Fazio*		Director

Donald E. Felsinger*		Director

Stephen E. Frank*		Director

Bruce S. Gordon*		Director

Madeleine Kleiner*		Director

Karl J. Krapek*		Director

Richard B. Myers*		Director

Aulana L. Peters*		Director

Kevin W. Sharer*		Director

*By:	/s/ Joseph F. Coyne, Jr. Joseph F. Coyne, Jr. Corporate Vice President, Deputy General Counsel, and Secretary Attorney-in-Fact pursuant to a power of attorney

NORTHROP GRUMMAN CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

	Balance at		Changes –	Balance at
	Beginning	Additions	Add	End
Description	of Period	At Cost	(Deduct)	of Period
Year ended December 31, 2007(2)
Reserves and allowances deducted from asset accounts(1)
Allowances for doubtful amounts	$304	$124	$(143)	$285
Valuation allowance on deferred tax assets	1,300	3	(711)	592
Year ended December 31, 2008(2)
Reserves and allowances deducted from asset accounts(1)
Allowances for doubtful amounts	$285	$121	$(106)	$300
Valuation allowance on deferred tax assets	592		(559)	33
Year ended December 31, 2009(2)
Reserves and allowances deducted from asset accounts(1)
Allowances for doubtful amounts	$300	$222	$(198)	$324
Valuation allowance on deferred tax assets	33		(33)

(1)	Uncollectible amounts written off, net of recoveries.

(2)	Certain prior-period information has been reclassified to conform to the current year’s presentation.