Form 10-Q
period 2010-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2010-04-28
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of April 26, 2010, 301,197,146 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

1

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended
	March 31
$ in millions, except per share amounts	2010	2009
Sales and Service Revenues
Product sales	$5,526	$4,570
Service revenues	3,084	3,365

Total sales and service revenues	8,610	7,935

Cost of Sales and Service Revenues
Cost of product sales	4,296	3,635
Cost of service revenues	2,781	2,963
General and administrative expenses	768	718

Operating income	765	619
Other (expense) income
Interest expense	(80)	(73)
Other, net	7	8

Earnings from continuing operations before income taxes	692	554
Federal and foreign income taxes	230	188

Earnings from continuing operations	462	366
Earnings from discontinued operations, net of tax	7	23

Net earnings	$469	$389

Basic Earnings Per Share
Continuing operations	$1.53	$1.12
Discontinued operations	0.02	.07

Basic earnings per share	$1.55	$1.19

Weighted-average common shares outstanding, in millions	302.5	326.9

Diluted Earnings Per Share
Continuing operations	$1.51	$1.10
Discontinued operations	.02	.07

Diluted earnings per share	$1.53	$1.17

Weighted-average diluted shares outstanding, in millions	306.1	332.1

Net earnings (from above)	$469	$389
Other comprehensive income
Change in cumulative translation adjustment	(28)	(14)
Change in unrealized gain on marketable securities and cash flow hedges, net of tax		7
Change in unamortized benefit plan costs, net of tax	40	53

Other comprehensive income, net of tax	12	46

Comprehensive income	$481	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	March 31,	December 31,
$ in millions	2010	2009
Assets
Cash and cash equivalents	$1,961	$3,275
Accounts receivable, net of progress payments	4,197	3,394
Inventoried costs, net of progress payments	1,289	1,170
Deferred tax assets	627	524
Prepaid expenses and other current assets	295	272

Total current assets	8,369	8,635
Property, plant, and equipment, net of accumulated depreciation of $4,340 in 2010 and $4,216 in 2009	4,797	4,868
Goodwill	13,517	13,517
Other purchased intangibles, net of accumulated amortization of $1,898 in 2010 and $1,871 in 2009	846	873
Pension and post-retirement plan assets	304	300
Long-term deferred tax assets	883	1,010
Miscellaneous other assets	1,046	1,049

Total assets	$29,762	$30,252

Liabilities
Notes payable to banks	$14	$12
Current portion of long-term debt	761	91
Trade accounts payable	1,642	1,921
Accrued employees’ compensation	1,134	1,281
Advance payments and billings in excess of costs incurred	1,909	1,954
Other current liabilities	2,028	1,726

Total current liabilities	7,488	6,985
Long-term debt, net of current portion	3,440	4,191
Pension and post-retirement plan liabilities	4,723	4,874
Other long-term liabilities	1,471	1,515

Total liabilities	17,122	17,565

Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2010 – 300,814,235; 2009 – 306,865,201	301	307
Paid-in capital	8,264	8,657
Retained earnings	7,077	6,737
Accumulated other comprehensive loss	(3,002)	(3,014)

Total shareholders’ equity	12,640	12,687

Total liabilities and shareholders’ equity	$29,762	$30,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	March 31
$ in millions	2010	2009
Operating Activities
Sources of Cash – Continuing Operations
Cash received from customers
Progress payments	$2,379	$803
Collections on billings	5,339	6,326
Other cash receipts	1	51

Total sources of cash – continuing operations	7,719	7,180

Uses of Cash – Continuing Operations
Cash paid to suppliers and employees	(8,003)	(7,203)
Interest paid, net of interest received	(126)	(98)
Income taxes paid, net of refunds received	(111)	(73)
Excess tax benefits from stock-based compensation	(5)
Other cash payments	(5)	(22)

Total uses of cash – continuing operations	(8,250)	(7,396)

Cash used in continuing operations	(531)	(216)
Cash provided by discontinued operations		44

Net cash used in operating activities	(531)	(172)

Investing Activities
Additions to property, plant, and equipment	(135)	(162)
Payments for outsourcing contract costs and related software costs	(3)	(18)
Other investing activities, net	3	4

Net cash used in investing activities	(135)	(176)

Financing Activities
Net borrowings (payments) under lines of credit	2	(1)
Principal payments of long-term debt	(89)
Proceeds from exercises of stock options and issuances of common stock	70	8
Dividends paid	(129)	(131)
Excess tax benefits from stock-based compensation	5
Common stock repurchases	(507)	(150)

Net cash used in financing activities	(648)	(274)

Decrease in cash and cash equivalents	(1,314)	(622)
Cash and cash equivalents, beginning of period	3,275	1,504

Cash and cash equivalents, end of period	$1,961	$882

NORTHROP GRUMMAN CORPORATION

	Three Months Ended
	March 31
$ in millions	2010	2009
Reconciliation of Net Earnings to Net Cash Used in Operating Activities
Net earnings	$469	$389
Net earnings from discontinued operations		(23)
Adjustments to reconcile to net cash used in operating activities
Depreciation	140	136
Amortization of assets	39	38
Stock-based compensation	38	35
Excess tax benefits from stock-based compensation	(5)
Pre-tax gain on sale of business	(11)
(Increase) decrease in
Accounts receivable	(2,706)	(1,748)
Inventoried costs	13	(355)
Prepaid expenses and other current assets	(6)	(31)
Increase (decrease) in
Progress payments	1,779	1,431
Accounts payable and accruals	(526)	(265)
Deferred income taxes	(1)	46
Income taxes payable	163	131
Retiree benefits	107	(5)
Other non-cash transactions, net	(24)	5

Cash used in continuing operations	(531)	(216)
Cash provided by discontinued operations		44

Net cash used in operating activities	$(531)	$(172)

Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$38	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31
$ in millions, except per share	2010	2009
Common Stock
At beginning of period	$307	$327
Common stock repurchased	(8)	(4)
Employee stock awards and options	2	2

At end of period	301	325

Paid-in Capital
At beginning of period	8,657	9,645
Common stock repurchased	(477)	(161)
Employee stock awards and options	84	(2)

At end of period	8,264	9,482

Retained Earnings
At beginning of period	6,737	5,590
Net earnings	469	389
Dividends declared	(129)	(133)

At end of period	7,077	5,846

Accumulated Other Comprehensive Loss
At beginning of period	(3,014)	(3,642)
Other comprehensive income, net of tax	12	46

At end of period	(3,002)	(3,596)

Total shareholders’ equity	$12,640	$12,057

Cash dividends declared per share	$.43	$.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries. All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (SEC). These statements include all adjustments of normal recurring nature considered necessary by management for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto contained in the company’s 2009 Annual Report on Form 10-K.

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
$ in millions	2010	2009
Cumulative translation adjustment	$13	$41
Net unrealized gain on marketable securities and cash flow hedges, net of tax
expense of $3 as of March 31, 2010 and December 31, 2009	4	4
Unamortized benefit plan costs, net of tax benefit of $1,959 as of March 31, 2010, and $1,984 as of December 31, 2009	(3,019)	(3,059)

Total accumulated other comprehensive loss	$(3,002)	$(3,014)

The changes in the unamortized benefit plan costs, net of tax, were $40 million and $53 million, respectively for the three months ended March 31, 2010, and 2009 and are included in other comprehensive income in the condensed consolidated statements of operations. Unamortized benefit plan costs consist primarily of net after-tax actuarial loss amounts totaling $3,041 million and $3,082 million as of March 31, 2010, and December 31, 2009, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions. Net actuarial gains or losses are amortized to expense when they exceed ten percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over the average future service period of employees of approximately ten years.

NORTHROP GRUMMAN CORPORATION

Financial Statement Reclassifications – Certain amounts in the prior period notes to the condensed consolidated financial statements have been reclassified to reflect the business operations realignments effective in 2010 (see Note 6).

2.	ACCOUNTING STANDARDS UPDATES

The accounting requirements of the update made to “Consolidation – Consolidation of Variable Interest Entities” which took effect on January 1, 2010, were adopted but had no significant impact on the company’s consolidated financial position or results of operations.

Accounting Standards Updates Not Yet Effective
Accounting Standards Updates not effective until after March 31, 2010, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Marketable Securities – The company holds a portfolio of marketable securities, primarily consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value, substantially all of which are based upon quoted market prices for identical instruments in active markets and thus considered Level 1 inputs. As of March 31, 2010, and December 31, 2009, respectively, there were marketable equity securities of $62 million and $58 million included in prepaid expenses and other current assets and $237 million and $233 million of marketable equity securities included in miscellaneous other assets.

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

Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value, substantially all of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable and thus considered Level 2 inputs. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are recorded in earnings from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income. The market approach was used to determine fair value using inputs including, but not limited to, the London Interbank Offered Rate (LIBOR) swap rates. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and periodic settlements of the underlying transactions.

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

As of March 31, 2010, an interest rate swap with a notional value of $200 million, and foreign currency purchase and sale forward contract agreements with notional values of $68 million and $131 million, respectively, were designated for hedge accounting. The remaining notional values outstanding at March 31, 2010, under foreign currency purchase and sale forward contracts of $14 million and $79 million, respectively, were not designated for hedge accounting.

NORTHROP GRUMMAN CORPORATION

As of December 31, 2009, an interest rate swap with a notional value of $200 million, and foreign currency purchase and sale forward contract agreements with notional values of $77 million and $151 million, respectively, were designated for hedge accounting. The remaining notional values outstanding at December 31, 2009, under foreign currency purchase and sale forward contracts of $19 million and $74 million, respectively, were not designated for hedge accounting.

The derivative fair values and related unrealized gains and losses at March 31, 2010, and December 31, 2009, were not material.

There were no material transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2010.

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items.

Carrying amounts and the related estimated fair values of the company’s financial instruments not recorded at fair value in the financial statements are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
$ in millions	Amount	Value	Amount	Value
Cash surrender value of life insurance policies	$246	$246	$242	$242
Long-term debt	(4,201)	(4,753)	(4,282)	(4,825)

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

4.	DIVIDENDS ON COMMON STOCK

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

Dispositions
In December 2009, the company sold its Advisory Services Division (ASD) for $1.65 billion in cash to an investor group led by General Atlantic, LLC, and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. During the three months ended March 31, 2010, an additional $7 million gain, net of taxes, was recorded to reflect management’s preliminary estimate of the purchase price

NORTHROP GRUMMAN CORPORATION

adjustment called for under the sale agreement. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other Northrop Grumman businesses also in the Information Systems segment that provide systems engineering technical assistance (SETA) and other analysis and advisory services. Sales and operating income for this business for the three months ended March 31, 2009, were approximately $385 million and $36 million, respectively. The operating results of this business unit are reported as discontinued operations in the condensed consolidated financial statements for all periods presented.

6.	SEGMENT INFORMATION

The company is aligned into five reportable segments: Aerospace Systems, Electronic Systems, Information Systems, Shipbuilding, and Technical Services.

In January 2010, the company transferred its internal information technology services unit from the Information Systems segment to the company’s shared services group. The intersegment sales and operating income for this business that were previously recognized in the Information Systems segment are immaterial and have been eliminated for all periods presented.

The following table presents segment sales and service revenues for the three months ended March 31, 2010, and 2009:

	Three Months Ended
	March 31
$ in millions	2010	2009
Sales and service revenues
Aerospace Systems	$2,696	$2,456
Electronic Systems	1,882	1,788
Information Systems	2,064	2,093
Shipbuilding	1,721	1,375
Technical Services	763	632
Intersegment eliminations	(516)	(409)

Total sales and service revenues	$8,610	$7,935

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating income reconciled to total operating income for the three months ended March 31, 2010, and 2009:

	Three Months Ended
	March 31
$ in millions	2010	2009
Operating income
Aerospace Systems	$296	$258
Electronic Systems	226	229
Information Systems	183	186
Shipbuilding	106	84
Technical Services	49	37
Intersegment eliminations	(50)	(39)

Total segment operating income	810	755
Non-segment factors affecting operating income
Unallocated corporate expenses	(33)	(53)
Net pension adjustment	(8)	(76)
Royalty income adjustment	(4)	(7)

Total operating income	$765	$619

Unallocated Corporate Expenses – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, for costs related to management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.

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

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 3.6 million shares and 5.2 million shares for the three months ended March 31, 2010, and 2009, respectively. The weighted-average diluted shares outstanding for the three months ended March 31, 2010, and 2009, exclude stock options to purchase approximately 2.7 million and 13.4 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the period.

NORTHROP GRUMMAN CORPORATION

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2009:

				Shares Repurchased
				(in millions)
			Total Shares	Three Months Ended
Repurchase Program	Amount Authorized	Average Price Per	Retired	March 31
Authorization Date	(in millions)	Share(2)	(in millions)	2010	2009
December 19, 2007(1)	$3,600	$59.94	52.7	8.3	4.2

(1)	On December 19, 2007, the company’s board of directors authorized a share repurchase program of up to $2.5 billion of the company’s common stock. On November 5, 2009, the board of directors authorized an additional $1.1 billion to the December 19, 2007 authorization.

(2)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs. As of the end of the first quarter 2010, the company has $439 million remaining under this authorization for share repurchases.

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
The carrying amounts of goodwill at March 31, 2010, and December 31, 2009, were as follows:

	Aerospace	Electronic	Information		Technical
$ in millions	Systems	Systems	Systems	Shipbuilding	Services	Total
Goodwill	$3,801	$2,402	$5,248	$1,141	$925	$13,517

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,644	$(1,819)	$825	$2,644	$(1,793)	$851
Other purchased intangibles	100	(79)	21	100	(78)	22

Total	$2,744	$(1,898)	$846	$2,744	$(1,871)	$873

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 30 years. Aggregate amortization expense for the three months ended March 31, 2010, and 2009, was $27 million and $26 million, respectively.

NORTHROP GRUMMAN CORPORATION

The table below shows expected amortization for purchased intangibles for the remainder of 2010 and for the next five years:

$ in millions
Year ending December 31
2010 (April 1 – December 31)	$65
2011	57
2012	56
2013	48
2014	36
2015	34

9.	LITIGATION

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

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper. The Coast Guard advised Integrated Coast Guard Systems, LLC (ICGS), which was formed by the contractors to perform the Deepwater Program, that it was seeking $96.1 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In 2008, the Coast Guard advised ICGS that the Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96.1 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. On February 12, 2009, the Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against ICGS, Lockheed Martin Corporation and the company, relating to the 123-foot conversion effort. On October 15, 2009, the three defendants moved to dismiss the Fifth Amended complaint. On April 5, 2010, the District Court ruled on the defendants’ motions to dismiss, granting them in part and denying them in part. As to the company, the District Court dismissed conspiracy claims and those pertaining to the C4ISR systems. The District Court denied the motion with respect to those claims relating to hull, mechanical and engineering work. The matter is set for trial on November 1, 2010.

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

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. The June 2009 trial date was vacated and a status conference has been set for April 29, 2010.

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

On June 22, 2007, a putative class action was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al., in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008 the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the employer-funded component of the pension benefit. The plaintiffs filed a motion to certify a class. The parties also filed cross-motions for summary judgment. On January 26, 2010, the District Court granted summary judgment in favor of the Plan and denied plaintiffs’ motion for summary judgment. The District Court also denied plaintiffs’ motion for class certification and struck the trial date of March 23, 2010 as unnecessary given the Court’s grant of summary judgment for the Plan. Plaintiffs appealed the District Court’s order to the Ninth Circuit.

Other Matters – The company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 10). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. FM Global appealed the District Court’s order, and on August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine

NORTHROP GRUMMAN CORPORATION

whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. On April 2, 2009, the Ninth Circuit denied the company’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, the company filed a motion seeking leave of court to file a complaint adding AON Risk Services, Inc. of Southern California as a defendant. On July 1, 2009, FM Global filed a motion for partial summary judgment seeking a determination that the California efficient proximate cause doctrine is not applicable or that it affords no coverage under the policy. Both motions have been fully briefed and argued. Based on the current status of the litigation, no assurances can be made as to the ultimate outcome of this matter.

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

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2010, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees performance obligations of its subsidiaries under certain contracts. In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangements and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangements. At March 31, 2010, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters – The estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2010, the

NORTHROP GRUMMAN CORPORATION

range of reasonably possible future costs for environmental remediation sites is $239 million to $504 million, of which $121 million is accrued in other current liabilities and $159 million is accrued in other long-term liabilities. A portion of the environmental remediation costs are expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs (current portion) and miscellaneous other assets (non-current portion). Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Hurricane Impacts – In 2008, a subcontractor’s operations in Texas were severely impacted by Hurricane Ike. The subcontractor produces compartments for two of the LPD amphibious transport dock ships under construction at the Gulf Coast shipyards. In 2009, the company received $25 million of insurance proceeds representing interim payments on the Hurricane Ike insurance claim. In the first quarter of 2010, the company received $17 million in final settlement of its claim, which was recorded as a business interruption gain in cost of product sales at the Shipbuilding segment during the current quarter.

In August 2005, the company’s Gulf Coast operations were significantly impacted by Hurricane Katrina and the company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. As of the date of the storm, the company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The company has recovered a portion of its Hurricane Katrina claim and expects that its remaining claim will be resolved separately with the two remaining insurers, FM Global and Munich Re.

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

In accordance with U.S. Government cost accounting regulations affecting the majority of the company’s contracts, the cost of insurance premiums for property damage and business interruption coverage, other than “coverage of profit,” is an allowable expense that may be charged to contracts. Because a substantial portion of long-term contracts at the shipyards are flexibly-priced, the government customer would benefit from a portion of insurance recoveries in excess of the net book value of damaged assets and clean-up and restoration costs paid by the company. When such insurance recoveries occur, the company is obligated to return a portion of these amounts to the government.

Shipbuilding Quality Issues – In conjunction with a second quarter 2009 review of design, engineering and production processes at Shipbuilding undertaken as a result of leaks discovered in the USS San Antonio’s (LPD 17) lube oil system, the company became aware of quality issues relating to certain pipe welds on ships under production in the Gulf Coast as well as those that had previously been delivered. Since that discovery, the company has been working with its customer to determine the nature and extent of the pipe weld issue and its

NORTHROP GRUMMAN CORPORATION

possible impact on related shipboard systems. This effort has resulted in the preparation of a technical analysis of the problem, additional inspections on the ships, a rework plan for ships previously delivered and in various stages of production, and modifications to the work plans for ships being placed into production, all of which has been done with the knowledge and support of the U.S. Navy. Shipbuilding responsible incremental costs associated with the anticipated resolution of these matters have been reflected in the financial performance analysis and contract booking rates beginning with the second quarter of 2009.

In the fourth quarter of 2009, certain bearing wear and debris were found in the lubrication system of the main propulsion diesel engines (MPDE) installed on LPD 21. Shipbuilding is participating with the U.S. Navy and other industry participants involved with the MPDEs in a review panel established by the U.S. Navy to examine the MPDE lubrication system’s design, construction, operation and maintenance for the LPD 17 class of ships. The team is focusing on identification and understanding of the root causes of the MPDE diesel bearing wear and debris in the lubrication system and potential future impacts on maintenance costs. To date the review has identified several potential system improvements for increasing the system reliability. Certain changes are being implemented on ships under construction at this time and the U.S. Navy is implementing some changes on in-service ships in the class at the earliest opportunity.

The company and the U.S. Navy continue to work in partnership to investigate and identify any additional corrective actions to address quality issues associated with ships manufactured in the company’s Gulf Coast shipyards and the company will implement appropriate corrective actions consistent with its contractual and legal obligations. The company does not believe that the ultimate resolution of the matters described above will have a material adverse effect upon its condensed consolidated financial position, results of operations or cash flows.

Co-Operative Agreements – In 2003, Shipbuilding executed an agreement with the state of Louisiana whereby Shipbuilding leases facility improvements and equipment from a non-profit economic development corporation in Louisiana in exchange for certain commitments by Shipbuilding to the state. As of March 31, 2010, Shipbuilding has met all but one of the requirements in the agreement. Failure by Shipbuilding to meet the remaining commitment could result in reimbursement by Shipbuilding to Louisiana in accordance with the agreement.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At March 31, 2010, there were $443 million of unused stand-by letters of credit that have not been drawn on, $152 million of issued bank guarantees, and $452 million of surety bonds outstanding.

The company has also guaranteed a $200 million loan made to Shipbuilding in connection with the Gulf Opportunity Zone Industrial Revenue Bonds issued in December 2006. Under the loan agreement, the company guaranteed Shipbuilding’s repayment of the principal and interest to the Trustee. The company also guaranteed payment of the principal and interest by the Trustee to the underlying bondholders.

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

Operating Leases – Rental expense for operating leases, excluding discontinued operations and net of immaterial amounts of sublease rental income, for the three months ended March 31, 2010, and 2009, was $128 million and $140 million, respectively.

NORTHROP GRUMMAN CORPORATION

Related Party Transactions – For all periods presented, the company had no material related party transactions.

11.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended March 31
	Pension		Medical and
	Benefits		Life Benefits
$ in millions	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$165	$165	$12	$12
Interest cost	349	337	39	41
Expected return on plan assets	(438)	(389)	(14)	(12)
Amortization of:
Prior service cost (credit)	12	12	(15)	(15)
Net loss from previous years	61	85	7	7

Net periodic benefit cost	$149	$210	$29	$33

Defined contribution plans cost	$83	$82

Employer Contributions – For the three months ended March 31, 2010, contributions of $49 million and $20 million have been made to the company’s pension plans and its medical and life benefit plans, respectively, including voluntary pension contributions totaling $30 million. In 2010, the company expects to contribute the required minimum funding level of approximately $57 million to its pension plans and approximately $171 million to its other post-retirement benefit plans and also expects to make additional voluntary pension contributions of approximately $330 million.

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

New Health Care Legislation – The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law during the quarter and these new laws will have an impact on the company’s future costs for providing health care benefits for its employees when the laws begin to impact the company’s health care costs in 2013 and beyond. The initial passage of the laws will eliminate the company’s tax benefits under the Medicare prescription drug subsidies associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003 beginning in 2013, but these drug subsidies are not material to the consolidated financial statements. The company is in the process of assessing the extent to which the new laws will affect its future health care and related employee benefit plan costs.

12.	STOCK COMPENSATION PLANS

At March 31, 2010, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee Directors, as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

NORTHROP GRUMMAN CORPORATION

Compensation Expense
Total pre-tax stock-based compensation expense for the three months ended March 31, 2010, and 2009, was $38 million and $35 million, respectively, of which $9 million and $5 million related to Stock Options and $29 million and $30 million, related to Stock Awards, respectively. Tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation during the three months ended March 31, 2010, and 2009, were $15 million and $14 million, respectively. In addition, the company realized tax benefits of $6 million and $245 thousand from the exercise of Stock Options and $33 million and $47 million from the issuance of Stock Awards in the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, there was $285 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $32 million relates to Stock Options and $253 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 1.6 years.

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

The significant weighted-average assumptions relating to the valuation of the company’s stock options for the three months ended March 31, 2010, and 2009, were as follows:

Weighted Average Assumptions	2010	2009
Dividend yield	2.9%	3.3%
Volatility rate	25%	25%
Risk-free interest rate	2.3%	1.7%
Expected option life (years)	6	6

The company grants stock options almost exclusively to executives, and the expected term of six years was based on these employees’ exercise behavior. In 2009, the company granted options to non-executives and assigned an expected term of five years for valuing these options. The company believes that this stratification of expected terms best represents future expected exercise behavior between the two employee groups.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010, and 2009, was $11 and $7, per share, respectively.

Stock Option activity for the three months ended March 31, 2010, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2010	14,442	$53	3.8 years	$88
Granted	1,903	60
Exercised	(1,393)	51
Cancelled and forfeited	(2)	48

Outstanding at March 31, 2010	14,950	$54	4.3 years	$191

NORTHROP GRUMMAN CORPORATION

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Vested and expected to vest in the future at March 31, 2010	14,724	$54	4.3 years	$188

Exercisable at March 31, 2010	10,764	$54	3.5 years	$143

Available for grant at March 31, 2010	7,048

The total intrinsic value of options exercised during the three months ended March 31, 2010, and 2009, was $15 million and $618 thousand, respectively. Intrinsic value is measured as the excess of the fair market value at the date of exercise (for options exercised) or at March 31, 2010 (for outstanding options), over the applicable exercise price.

Stock Awards

Compensation expense for stock awards is measured at the grant date based on fair value and recognized over the vesting period, generally three years. The fair value of stock awards is determined based on the closing market price of the company’s common stock on the grant date or, for stock awards granted in 2010, based on a market driven valuation model. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

Stock award activity for the three months ended March 31, 2010 and 2009, is presented in the table below. Vested awards include stock awards fully vested during the year and net adjustments to reflect the final performance measure for issued shares.

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2010	3,658	$58	1.6 years
Granted	2,211	60
Vested	(10)	74
Forfeited	(71)	57

Outstanding at March 31, 2010	5,788	$59	1.9 years

Available for grant at March 31, 2010	422

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2009	3,276	$75	1.4 years
Granted	2,350	45
Vested	(185)	66
Forfeited	(61)	74

Outstanding at March 31, 2009	5,380	$62	1.9 years

The company issued 1.3 million and 2.5 million shares to employees in settlement of prior year stock awards that were fully vested, which had total fair values at issuance of $76 million and $111 million and grant date fair values of $91 million and $161 million during the three months ended March 31, 2010, and 2009, respectively.

NORTHROP GRUMMAN CORPORATION

The differences between the fair values at issuance and the grant date fair values reflect the effects of the performance adjustments and changes in the fair market value of the company’s common stock.

13.	INCOME TAXES

The company’s effective tax rates on income from continuing operations were 33.2 percent and 33.9 percent for the three months ended March 31, 2010, and 2009, respectively. The company’s effective tax rates differ from the statutory federal rate primarily due to manufacturing deductions.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

Subsequent Event – In April 2010, the company received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of the IRS’ examination of the company’s tax returns for the years 2004 through 2006. As a result of the settlement, the company anticipates that it will reduce its liability for uncertain tax positions by approximately $300 million in the second quarter, the majority of which will be recorded as a reduction to the company’s effective tax rate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2010, and the related condensed consolidated statements of operations, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 8, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/	Deloitte & Touche LLP
Los Angeles, California
April 27, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Northrop Grumman Corporation (herein referred to as “Northrop Grumman”, the “company”, “we”, “us”, or “our”) provides technologically advanced, innovative products, services, and integrated solutions in aerospace, electronics, information and services and shipbuilding to our global customers. We participate in many high-priority defense and government services technology programs in the United States (U.S.) and abroad as a prime contractor, principal subcontractor, partner, or preferred supplier. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD). We also conduct business with local, state, and foreign governments and domestic and international commercial customers.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which provides a more thorough discussion of our products and services, industry outlook, and business trends. See discussion of consolidated operating results starting on page 23 and discussion of segment operating results starting on page 26.

Business Outlook and Operational Trends – There have been no material changes to our products and services, industry outlook, or business trends from those disclosed in our 2009 Form 10-K.

Economic Opportunities, Challenges, and Risks – The U.S. is engaged in a multi-front, multi-decade struggle that we expect will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The recently released 2010 Quadrennial Defense Review emphasizes the related challenge of rebuilding readiness at a time when the DoD is pursuing growth, modernization and transformation of its forces and capabilities. We do not expect defense requirements to change significantly in the foreseeable future, and the size of national security budgets is expected to remain responsive. The fiscal year 2011 budget submitted by the President and currently under deliberation in Congress requests $548.9 billion in discretionary authority for the DoD base budget (and an additional $159 billion to support contingency operations), representing a slight increase over the 2010 budget. Although the President’s budget request proposes reductions to certain programs in which we participate or for which we expect to compete, we believe that spending on recapitalization and modernization of defense and homeland security assets will continue to be a national priority. Accordingly, defense procurement spending is expected to include the development and procurement of military platforms and systems demonstrating stealth, long-range, survivability and standoff capabilities. Advanced electronics and software that enhance the capabilities of individual systems and provide for the real-time integration of individual surveillance, information management, strike, and battle management platforms will also be a priority. Given the current era of irregular warfare, we expect an increase in investment in persistent awareness with intelligence, surveillance and reconnaissance (ISR) systems, cyber warfare, and expansion of information available for the warfighter to make timely decisions.

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules – On September 2, 2008, the CAS Board published an Advance Notice of Proposed Rulemaking that if adopted would provide a framework to partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) requirements. The proposed CAS rule includes provisions for a transition period from the existing CAS requirement to a partially harmonized CAS requirement. As published, the proposed rule would partially mitigate the near-term mismatch between PPA-amended Employee Retirement Income Security Act (ERISA) minimum contribution requirements, which would not yet be recoverable under CAS. However, until the final rule is published, and to the extent that the final rule does not completely eliminate any mismatch between ERISA funding requirements and CAS, government contractors maintaining defined benefit pension plans in general would still experience a timing mismatch between required contributions and pension expenses recoverable under CAS. The CAS Board is expected to issue a final rule in 2010, which would apply to our contracts starting in 2011. We anticipate that contractors will be entitled to seek an equitable adjustment for the additional CAS contract costs required by the final rule.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2009 Form 10-K.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below:

	Three Months Ended
	March 31
$ in millions, except per share	2010	2009
Sales and service revenues	$8,610	$7,935
Cost of sales and service revenues	7,077	6,598
General and administrative expenses	768	718
Operating income	765	619
Interest expense	(80)	(73)
Other, net	7	8
Federal and foreign income taxes	230	188
Diluted earnings per share from continuing operations	1.51	1.10
Net cash used in operating activities	(531)	(172)

Operating Performance Assessment and Reporting
We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates and Judgments described in our 2009 Form 10-K. Our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Due to the Federal Acquisition Regulation (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the catch-up method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts, however, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations generally focuses around our five segments versus distinguishing between products and services. Our Aerospace Systems, Electronic Systems and Shipbuilding segments generate predominantly product sales, while the Information Systems and Technical Services segments generate predominantly service revenues.

Our accounting calendar convention occasionally results in variations in the number of working days in each quarter (see Note 1 to the condensed consolidated financial statements in Part I, Item 1). For the three months ended March 31, 2010, we had more working days as compared with the same period in 2009 and as a result, recorded approximately $400 million of additional revenue.

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended
	March 31
$ in millions	2010	2009
Product sales	$5,526	$4,570
Service revenues	3,084	3,365

Sales and service revenues	$8,610	$7,935

Product sales increased by $956 million, or 21 percent, over the same period in 2009, reflecting sales growth at the principal products businesses in Aerospace Systems, Electronic Systems and Shipbuilding. Service revenues decreased by $281 million, or 8 percent, over the same period in 2009, primarily due to programs previously characterized as service revenues transitioning into product sales programs. Lower sales volume on Defense Integrated Military Human Resources System (DIMHRS) and New York City Wireless (NYCWiN) programs in Information Systems also contributed to the decrease. See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues
Cost of sales and service revenues and general and administrative expenses are comprised of the following:

	Three Months Ended
	March 31
$ in millions	2010	2009
Cost of sales and service revenues
Cost of product sales	$4,296	$3,635
% of product sales	77.7%	79.5%
Cost of service revenues	2,781	2,963
% of service revenues	90.2%	88.1%
General and administrative expenses	768	718
% of total sales and service revenues	8.9%	9.0%

Cost of sales and service revenues	$7,845	$7,316

Cost of Product Sales and Service Revenues – The decrease in cost of product sales as a percentage of product sales for the three months ended March 31, 2010, as compared with the same period in 2009, is primarily due to performance improvements at Shipbuilding.

Cost of service revenues for the three months ended March 31, 2010, decreased $182 million, as compared with the same period in 2009. The increase in cost of service revenues as a percentage of service revenues, is primarily due to the decline in service revenues discussed above. See the Segment Operating Results section below for further information.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses as a percentage of total sales and service revenues decreased from 9.0 percent for the three months ended March 31, 2009, to 8.9 percent for the comparable period in 2010 primarily as a result of costs remaining relatively constant while revenues increased over the same period in 2009.

Operating Income
We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses. We also further evaluate operating income for each of the business segments in which we operate.

We internally manage our operations by reference to “segment operating income.” Segment operating income is defined as operating income before unallocated corporate expenses and net pension adjustment, neither of which affect the segments, and the reversal of royalty income, which is classified as “other, net” for financial reporting purposes. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating income to total operating income:

	Three Months Ended
	March 31
$ in millions	2010	2009
Segment operating income	$810	$755
Unallocated corporate expenses	(33)	(53)
Net pension adjustment	(8)	(76)
Royalty income adjustment	(4)	(7)

Total operating income	$765	$619

Segment Operating Income – Segment operating income for the three months ended March 31, 2010, increased $55 million, or 7 percent, as compared with the same period in 2009. Segment operating income was 9.4 percent and 9.5 percent of sales and service revenues for the three months ended March 31, 2010, and 2009, respectively. The increase in segment operating income is primarily due to improved program performance at Aerospace Systems and Technical Services. See Segment Operating Results below for further information.

Unallocated Corporate Expenses – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated corporate expenses for the three months ended March 31, 2010, decreased by $20 million from $53 million for the same period in 2009, primarily due to lower legal and environmental expenses than in the prior year period.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended March 31, 2010, and 2009, pension expense determined in accordance with GAAP was $149 million and $210 million, respectively, and pension expense determined in accordance with CAS was $141 million and $134 million, respectively. The decrease in GAAP pension expense in the first quarter of 2010 was primarily the result of favorable returns on pension plan assets in 2009.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. See Other, net below.

Interest Expense
Interest expense for the three months ended March 31, 2010, increased $7 million as compared with the same period in 2009, primarily due to higher interest expense on capital leases.

Other, net
Other, net for the three months ended March 31, 2010, was $7 million and was comparable with the same period in 2009.

Federal and Foreign Income Taxes
Our effective tax rate on earnings from continuing operations for the three months ended March 31, 2010, was 33.2 percent compared with 33.9 percent for the same period in 2009. Our effective tax rates differ from the statutory federal rate primarily due to manufacturing deductions.

Discontinued Operations
Earnings from discontinued operations for the three months ended March 31, 2010, is primarily attributable to an additional gain on the sale of our Advisory Services Division (ASD), which was sold in December 2009, to reflect management’s preliminary estimate of the purchase price adjustment called for under the sale agreement.

Earnings from discontinued operations for the three months ended March 31, 2009, were primarily attributable to the operating results of ASD. See Note 5 to the condensed consolidated financial statements in Part I, Item 1.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended March 31, 2010, were $1.51 per share, as compared with $1.10 per share in the same period in 2009. Earnings per share are based on weighted average diluted shares outstanding of 306.1 million for the three months ended March 31, 2010, and 332.1 million for the same period in 2009. See Note 7 to the condensed consolidated financial statements in Part I, Item 1.

Net Cash Used in Operating Activities
For the three months ended March 31, 2010, net cash used in operating activities was $531 million as compared with $172 million net cash used in operating activities for the same period in 2009. The $359 million of additional cash used in operating activities reflects higher trade working capital requirements, an additional payroll period due to the extra number of working days in the 2010 period and higher tax payments, partially offset by higher net earnings, lower discretionary funding of employee benefit plans and lower incentive compensation payments.

SEGMENT OPERATING RESULTS

Basis of Presentation
We are aligned into five reportable segments: Aerospace Systems, Electronic Systems, Information Systems, Shipbuilding and Technical Services.

In January 2010, we transferred our internal information technology services unit from the Information Systems segment to our shared services group. The intersegment sales and operating income for this unit that were previously recognized in the Information Systems segment are immaterial and have been eliminated for all periods presented.

	Three Months Ended
	March 31
$ in millions	2010	2009
Sales and service revenues
Aerospace Systems	$2,696	$2,456
Electronic Systems	1,882	1,788
Information Systems	2,064	2,093
Shipbuilding	1,721	1,375
Technical Services	763	632
Intersegment eliminations	(516)	(409)

Total sales and service revenues	$8,610	$7,935

Segment Operating income
Aerospace Systems	$296	$258
Electronic Systems	226	229
Information Systems	183	186
Shipbuilding	106	84
Technical Services	49	37
Intersegment eliminations	(50)	(39)

Total segment operating income	810	755
Non-segment factors affecting operating income
Unallocated corporate expenses	(33)	(53)
Net pension adjustment	(8)	(76)
Royalty income adjustment	(4)	(7)

Total operating income	$765	$619

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

Contract Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page 33.

AEROSPACE SYSTEMS

Business Description
Aerospace Systems is a premier developer, integrator, producer and supporter of manned and unmanned aircraft, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems critical to maintaining the nation’s security and leadership in technology. Aerospace Systems’ customers, which are primarily government agencies, use these systems in many different mission areas including intelligence, surveillance and reconnaissance; communications; battle management; strike operations; electronic warfare; missile defense; earth observation; space science; and space exploration. The segment consists of four business areas: Strike & Surveillance Systems (S&SS); Space Systems (SS); Battle Management & Engagement Systems (BM&ES); and Advanced Programs & Technology (AP&T).

	Three Months Ended
	March 31
$ in millions	2010	2009
Sales and service revenues	$2,696	$2,456
Segment operating income	296	258
As a percentage of segment sales	11.0%	10.5%

Sales and Service Revenues
Aerospace Systems revenue for the three months ended March 31, 2010, increased $240 million, or 10 percent, as compared with the same period in 2009. The increase is primarily due to $125 million higher sales in BM&ES, $118 million higher sales in S&SS, and $74 million higher sales in SS, partially offset by $84 million lower sales in AP&T. The increase in BM&ES is primarily due to higher sales volume on the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System, the EA-18G, E-2D Advanced Hawkeye, and EA-6B programs. The increase in S&SS is primarily due to higher sales volume from Global Hawk High-Altitude Long-Endurance (HALE) Systems, F-35, F/A-18, and B-2 programs, partially offset by decreased activity on the Kinetic Energy Interceptor program, which was terminated for convenience in the second quarter of 2009, and the Intercontinental Ballistic Missile (ICBM) program. The increase in SS is primarily due to higher sales volume on certain restricted programs and the Advanced Extremely High Frequency (AEHF) program, partially offset by lower sales volume on the Space Tracking and Surveillance System (STSS) program. The decrease in AP&T is primarily due to lower sales volume on restricted programs.

Segment Operating Income
Operating income at Aerospace Systems for the three months ended March 31, 2010, increased $38 million, or 15 percent, as compared with the same period in 2009. The increase is due to $26 million from the higher sales volume discussed above and $12 million of improved performance on S&SS and AP&T programs.

ELECTRONIC SYSTEMS

Business Description
Electronic Systems is a leading designer, developer, manufacturer and integrator of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronic Systems provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air and missile defense, communications, mail processing, biochemical detection, ship bridge control and radar, ship machinery controls, and shipboard components. The segment is composed of five business areas: Intelligence, Surveillance & Reconnaissance (ISR) Systems; Land and Self Protection Systems; Naval & Marine Systems; Navigation Systems; and Targeting Systems.

	Three Months Ended
	March 31
$ in millions	2010	2009
Sales and service revenues	$1,882	$1,788
Segment operating income	226	229
As a percentage of segment sales	12.0%	12.8%

Sales and Service Revenues
Electronic Systems revenue for the three months ended March 31, 2010, increased $94 million, or 5 percent, as compared with the same period in 2009. The increase is primarily due to $86 million higher sales in Targeting Systems and $12 million higher sales in Navigation Systems. The increase in Targeting Systems is due to increased unit deliveries on the F-22 and F-16 V (9) Kits programs, and higher sales volume on the F-35 Low Rate Initial Production (LRIP) program. The increase in Navigation Systems is due to higher volume on Inertial and Fiber Optic Gyro Navigation and domestic navigation system programs. Additionally, intercompany programs driven by BAMS and EA-18G contributed to the revenue increase.

Segment Operating Income
Operating income at Electronic Systems for the three months ended March 31, 2010, decreased $3 million, or 1 percent, as compared with the same period in 2009. The decrease in operating income and operating income as a percentage of sales is attributable to lower performance for postal automation programs as well as lower royalty income, than in the prior year period and a provision for an announced workforce reduction at several locations within the segment, which more than offset the higher sales volume discussed above and performance improvements in combat avionics and land and self-protection systems programs.

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

	Three Months Ended
	March 31
$ in millions	2010	2009
Sales and service revenues	$2,064	$2,093
Segment operating income	183	186
As a percentage of segment sales	8.9%	8.9%

Sales and Service Revenues
Information Systems revenue for the three months ended March 31, 2010, decreased $29 million, or 1 percent, as compared with the same period in 2009. The decrease is primarily due to $37 million lower sales in Civil Systems, $12 million lower sales in Defense Systems, partially offset by $25 million higher sales in Intelligence Systems. The decrease in Civil Systems is primarily due to lower volume on the Armed Forces Health Longitudinal Technology Application, DIMHRS and NYCWiN programs. The decrease in Defense Systems is primarily due to decreased activity on the Trailer Mounted Support Systems program as it nears completion, and lower sales volume on Integrated Base Defense Security System, partially offset by program growth on Battlefield Airborne Communications Node (BACN) and Joint National Integration Center Research and Development Contract (JRDC) activities. The increase in Intelligence Systems is primarily due to higher sales volume on the Counter Narco-Terrorism Program Office (CNTPO) program and certain restricted programs, partially offset by the loss of the Navstar Global Positioning System Operational Control Segment (GPS OCX) program.

Segment Operating Income
Operating income at Information Systems for the three months ended March 31, 2010, decreased $3 million, or 2 percent, as compared with the same period in 2009. The decrease is primarily due to the lower sales volume discussed above.

SHIPBUILDING

Business Description
Shipbuilding is the nation’s sole industrial designer, builder and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. Shipbuilding is also one of the nation’s leading full service systems providers for the design, engineering, construction, and life cycle support of major programs for the surface ships of the U.S. Navy, U.S. Coast Guard, and international navies. The segment includes the following areas of business: Aircraft Carriers; Expeditionary Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense; Fleet Support; and Services & Other.

	Three Months Ended
	March 31
$ in millions	2010	2009
Sales and service revenues	$1,721	$1,375
Segment operating income	106	84
As a percentage of segment sales	6.2%	6.1%

Sales and Service Revenues
Shipbuilding revenue for the three months ended March 31, 2010, increased $346 million, or 25 percent, as compared with the same period in 2009. The increase is primarily due to $213 million higher sales in Expeditionary Warfare, $91 million higher sales in Surface Combatants, and $61 million higher sales in Aircraft Carriers. The increase in Expeditionary Warfare is primarily due to higher sales volume in the LPD and LHA programs. The increase in Surface Combatants is primarily due to higher sales volume on the DDG 51 program. The increase in Aircraft Carriers is primarily due to higher sales volume on the Gerald R. Ford construction programs, partially offset by lower volume on the USS George H.W. Bush construction.

Segment Operating Income
Operating income at Shipbuilding for the three months ended March 31, 2010, increased $22 million, or 26 percent, as compared with the same period in 2009. The increase is primarily due to the higher sales volume discussed above. During the first quarter of 2010, the LPD program experienced unfavorable program performance, which was partially offset by business interruption insurance recovery related to Hurricane Ike (see Note 10 to the condensed consolidated financial statements in Part I, Item 1). In the first quarter of 2009, operating income included a favorable adjustment on the LHD 8 contract, which was more than offset by unfavorable adjustments on the DDG 51 and LPD 17 programs.

TECHNICAL SERVICES

Business Description
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, while also providing a wide array of technical services including training and simulation. The segment consists of three areas of business: Systems Support (SSG); Training & Simulation (TSG); and Life Cycle Optimization & Engineering (LCOE).

	Three Months Ended
	March 31
$ in millions	2010	2009
Sales and service revenues	$763	$632
Segment operating income	49	37
As a percentage of segment sales	6.4%	5.9%

Sales and Service Revenues
Technical Services revenue for the three months ended March 31, 2010, increased $131 million, or 21 percent, as compared with the same period in 2009. The increase is primarily due to $105 million higher sales in LCOE and $19 million higher sales for SSG. The increase in LCOE is primarily due to increased task orders for the CNTPO program, the continued ramp-up of the recently awarded KC-10 and C-20 programs, higher demand on the Hunter Contractor Logistics Support (CLS) program in support of the DoD’s surge in Intelligence, Surveillance, and Reconnaissance (ISR) initiatives, and additional UK Airborne Warning and Control System (AWACS ) radar support. The increase in SSG is primarily due to increased activity on Department of Energy programs at National Security Technology (NSTec), as well as higher sales volume on the Ft. Polk program.

Segment Operating Income
Operating income at Technical Services for the three months ended March 31, 2010, increased $12 million, or 32 percent, as compared with the same period in 2009. The increase in operating income is primarily due to the higher sales volume discussed above. Operating income as a percentage of sales increased 50 basis points and reflects improved program performance and a shift in sales mix to higher margin business in LCOE.

BACKLOG

Definition
Total backlog at March 31, 2010, was approximately $67.5 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded indefinite delivery indefinite quantity (IDIQ) orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

Backlog consisted of the following at March 31, 2010, and December 31, 2009:

	March 31, 2010			December 31, 2009
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Aerospace Systems	$10,643	$13,475	$24,118	$8,320	$16,063	$24,383
Electronic Systems	7,986	2,321	10,307	7,591	2,784	10,375
Information Systems	4,586	4,181	8,767	4,319	4,508	8,827
Shipbuilding	12,082	6,988	19,070	11,294	9,151	20,445
Technical Services	2,551	2,651	5,202	2,352	2,804	5,156

Total backlog	$37,848	$29,616	$67,464	$33,876	$35,310	$69,186

New Awards
The estimated value of contract awards included in backlog during the three months ended March 31, 2010, was $6.9 billion. Significant new awards during this period include $437 million for the E-2D Advanced Hawkeye program, $340 million for the Global Hawk HALE program, $260 million for the KC-10 program, $207 million for the ICBM program, and various restricted awards.

LIQUIDITY AND CAPITAL RESOURCES

We endeavor to ensure the most efficient conversion of operating results into cash for deployment in growing our businesses and maximizing shareholder value. We actively manage our capital resources through working capital improvements, capital expenditures, strategic business acquisitions and divestitures, debt issuance and repayment, required and voluntary pension contributions, and returning cash to our shareholders through dividend payments and repurchases of common stock.

We use various financial measures to assist in capital deployment decision making, including net cash provided by operations, free cash flow, net debt-to-equity, and net debt-to-capital. We believe these measures are useful to investors in assessing our financial performance.

The table below summarizes key components of cash flow used in operating activities:

	Three Months Ended
	March 31
$ in millions	2010	2009
Net earnings	$469	$389
(Earnings) from discontinued operations		(23)
Other non-cash items(1)	200	255
Retiree benefit funding (in excess of) less than expense	107	(5)
Trade working capital increase	(1,307)	(832)
Cash provided by discontinued operations		44

Net cash used in operating activities	$(531)	$(172)

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.

Free Cash Flow
Free cash flow represents cash from operating activities less capital expenditures and outsourcing contract and related software costs. Outsourcing contract and related software costs are similar to capital expenditures in that the contract costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. These outsourcing contract and related software costs are deferred and expensed over the contract life. We believe free cash flow is a useful measure for investors to consider. This measure is a key factor in our planning for and consideration of strategic acquisitions, stock repurchases and the payment of dividends.

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as indicators of performance.

For 2010, cash generated from operations supplemented by borrowings under credit facilities and in the capital markets, if needed, is expected to be sufficient to service debt and contract obligations, finance capital expenditures, fund required and voluntary benefits contributions, continue acquisition of shares under the share repurchase program, and continue paying dividends to our shareholders.

The table below reconciles net cash used in operating activities to free cash flow:

	Three Months Ended
	March 31
$ in millions	2010	2009
Net cash used in operating activities	$(531)	$(172)
Less:
Capital expenditures	(135)	(162)
Outsourcing contract and related software costs	(3)	(18)

Free cash flow from operations	$(669)	$(352)

Cash Flows
The following is a discussion of our major operating, investing and financing activities for the three months ended March 31, 2010, and 2009, respectively, as classified in the condensed consolidated statements of cash flows located in Part I, Item 1.

Operating Activities – Net cash used in operating activities for the three months ended March 31, 2010, was $531 million compared with $172 million for the same period in 2009. The $359 million of additional cash used in operating activities reflects higher trade working capital requirements, an additional payroll period due to the extra number of working days in the 2010 period, and higher tax payments, partially offset by higher net earnings, lower discretionary funding of employee benefit plans and lower incentive compensation payments.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2010, was $135 million compared with $176 million in the same period of 2009. The $41 million reduction in cash used in investing activities is primarily due to $27 million in lower capital expenditures and $15 million in lower outsourcing contract and related software costs.

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2010, was $648 million compared to $274 million in the same period of 2009. The $374 million of additional cash used in financing activities is primarily due to $357 million in higher share repurchases and the payment on a $89 million senior note that matured in February 2010, partially offset by $62 million in higher proceeds from stock option exercises.

ACCOUNTING STANDARDS UPDATES

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to accounting standards updates.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Form 10-Q and the information we are incorporating by reference, other than statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “target,” “trends” and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in our 2009 Form 10-K and other important factors disclosed in this report and from time to time in our other filings with the SEC.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those discussed in our 2009 Form 10-K.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical satellite relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

Airborne Warning and Control System (AWACS) radar	Provide all-weather surveillance and command, control and communications needed by commanders of air tactical forces.

Armed Forces Health Longitudinal Technology Application	An enterprise-wide medical and dental clinical information system that provides secure online access to health records.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Battlefield Airborne Communications Node (BACN)	Install the BACN system in three Bombardier BD-700 Global Express aircraft for immediate fielding and install the BACN system into two Global Hawk Block 20 unmanned aerial vehicles.

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Counter Narco-Terrorism Program Office (CNTPO)	Counter Narco-Terrorism Program Office provides support to the U.S. Government, coalition partners, and host nations in Technology Development and Application Support; Training; Operations and Logistics Support; and Professional and Executive Support. The program provides equipment and services to research, develop, upgrade, install, fabricate, test, deploy, operate, train, maintain, and support new and existing federal Government platforms, systems, subsystems, items, and host-nation support initiatives.

C-20	Contractor Logistics Services (CLS) contract supporting the U.S. Air Force, Army, Navy and Marine Corps C-20 aircraft including depot maintenance, contractor operational and maintained base supply, flight line maintenance and field team support at multiple Main Operating Bases (MOBs), located in the United States and overseas.

Program Name	Program Description

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

Defense Integrated Military Human Resources System (DIMHRS)	An enterprise resource planning program for human resources to replace legacy systems and integrate payroll and personnel functions into one integrated web-based system for the Business Transformation Agency’s Defense Business Systems Acquisition Executive, within the U.S. DoD.

E-2 Hawkeye	The U.S. Navy’s airborne battle management command and control mission system platform providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D Advanced Hawkeye. Recently the U.S. Navy approved Milestone C for Low Rate Initial Production.

EA-6B	The EA-6B (Prowler) primary mission is to jam enemy radar and communications, thereby preventing them from directing hostile surface-to-air missiles at assets the Prowler protects. When equipped with the improved ALQ-218 receiver and the next generation ICAP III (Increased Capability) Airborne Electronic Attack (AEA) suite the Prowler is able to provide rapid detection, precise classification, and highly accurate geolocation of electronic emissions and counter modern, frequency-hopping radars. A derivative/variant of the EA-6B ICAP III mission system is also being incorporated into the F/A-18 platform and designated the EA-18G.

EA-18G	The armed services’ only offensive tactical radar jamming aircraft. The Increased Capability (ICAP) III mission system capability, developed for the EA-6B Prowler, will be in incorporated into an F/A-18 platform (designated the EA-18G).

F-16 Block 60	Direct commercial firm fixed-price program with Lockheed Martin Aeronautics Company to develop and produce 80 Lot systems for aircraft delivery to the United Arab Emirates Air Force as well as test equipment and spares to be used to support in-country repairs of sensors.

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities. In addition, Northrop Grumman is responsible for overall design and integration of the F-22 Communication, Navigation, and Identification (CNI) system.

F-35 Joint Strike Fighter	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

Program Name	Program Description

Ft. Polk program	Provide logistical support including vehicle and equipment maintenance, base supply, transportation and deployment/redeployment support for Fort Polk and rotational training units.

Gerald R. Ford-class aircraft carriers	Design and construction for the new class of aircraft carriers.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Develop, deliver and sustain the Global Hawk HALE unmanned aerial system and its derivatives to both domestic and international customers for intelligence, reconnaissance, and surveillance, including deployment of assets to support the global war on terror. The Global Hawk system has a central role in ISR missions supporting operations in Afghanistan and Iraq.

Hunter Contractor Logistics Support (CLS)	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

Inertial Navigation Programs	Consists of a wide variety of products across land, sea and space that address the customers’ needs for precise knowledge of position, velocity, attitude, and heading. These applications include platforms, such as the F-16, satellites and ground vehicles as well as for sensors such as radar, MP-RTIP, and EO/IR pods. Many inertial applications require integration with GPS to provide a very high level of precision and long term stability.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

Integrated Base Defense Security System (IBDSS)	Integrated Base Defense Security System contract is an IDIQ acquisition vehicle to provide the U.S. Air Force and other DoD customers with integrated base defense security solutions, utilizing comprehensive and integrated technology to satisfy a wide array of security concerns both within and outside the continental U.S.

Joint National Integration Center Research and Development Contract (JRDC)	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

KC-10	Contractor Logistics Services (CLS) contract supporting the U.S. Air Force KC-10 tanker fleet including depot maintenance, supply chain management, maintenance and management at locations in the United States and worldwide.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight. This program was terminated for the U.S. government’s convenience in 2009.

LHA	Amphibious assault ships that will provide forward presence and power projection as an integral part of joint, interagency, and multinational maritime expeditionary forces.

LPD	The LPD 17 San Antonio Class is the newest addition to the U.S. Navy’s 21st Century amphibious assault force. The 684-foot-long, 105-foot-wide ships have a crew of 360 and are used to transport and land 700 to 800 Marines, their equipment, and supplies by embarked air cushion or conventional landing craft and assault vehicles, augmented by helicopters or other rotary wing aircraft. The ships will support amphibious assault, special operations, or expeditionary warfare and humanitarian missions.

Program Name	Program Description

National Security Technology (NSTec)	Manage and operate the Nevada Test Site facility, providing infrastructure support, including management of the nuclear explosives safety team, supporting hazardous chemical spill testing, emergency response training and conventional weapons testing.

Navstar Global Positioning System Operational Control Segment (GPS OCX)	Operational control system for existing and future GPS constellation. Includes all satellite C2, mission planning, constellation management, external interfaces, monitoring stations, and ground antennas. Phase A effort includes effort to accomplish a System Requirements Review (SRR), System Design Review (SDR), and development of a Mission Capabilities Engineering Model (MCEM) prototype.

New York City Wireless Network (NYCWiN)	Provide New York City’s broadband public-safety wireless network.

Space Tracking and Surveillance System (STSS)	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard sensors to provide target acquisition, tracking, and discrimination of ballistic missile threats to the United States and its deployed forces and allies. The program includes delivery of two flight demonstration satellites and the ground processing segment.

Trailer Mounted Support System (TMSS)	Trailer Mounted Support System is a key part of the U.S. Army’s SICPS Program providing workspace, power distribution, lighting, environmental conditioning (heating and cooling) tables and a common grounding system for commanders and staff at all echelons.

USS George H. W. Bush	The 10th and final Nimitz-class aircraft carrier that will incorporate many new design features, commissioned in early 2009 (CVN 77).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include variable-rate short-term borrowings under the credit agreement and short-term investments. At March 31, 2010, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. We have a modest exposure to interest rate risk resulting from the interest rate swap agreement. Our sensitivity to a 1 percent change in interest rates is tied to our $2 billion credit agreement, which had no balance outstanding at March 31, 2010, or December 31, 2009, and to our interest rate swap agreements. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Derivatives – We do not hold or issue derivative financial instruments for trading purposes. We may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At March 31, 2010, and December 31, 2009, we had one interest rate swap agreement in effect. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Foreign Currency – We enter into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At March 31, 2010 and December 31, 2009, the amount of foreign currency forward contracts outstanding was not material. We do not consider the market risk exposure related to foreign currency exchange to be material to the condensed consolidated financial statements. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of March 31, 2010, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2010, no change occurred in our internal controls over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 9 to the condensed consolidated financial statements in Part I, Item 1. In addition to the matters disclosed in Note 9, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such matters will individually, or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in our 2009 Form 10-K, as amended or supplemented by the information, if any, in Part II, Item 1A below.

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended March 31, 2010:

			Total Numbers of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number		Part of Publicly	Be Purchased Under the
	of Shares	Average Price	Announced Plans or	Plans or Programs
Period	Purchased(1)	Paid per Share(2)	Programs	($ in millions)
January 1 through January 31, 2010	5,043,115	$57.38	5,043,115	$635
February 1 through February 28, 2010	2,720,358	60.39	2,720,358	470
March 1 through March 31, 2010	490,208	64.50	490,208	439

Total	8,253,681	$58.80	8,253,681	$439 (1)

(1)	On December 19, 2007, our board of directors authorized a share repurchase program of up to $2.5 billion of our outstanding common stock. On November 5, 2009, the board of directors authorized an additional $1.1 billion to the December 19, 2007 authorization. As of the end of the first quarter 2010, we had $439 million remaining under this authorization for share repurchases.

Share repurchases take place at management’s discretion or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. We retire our common stock upon repurchase and have not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

(2)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

Item 3.	Defaults upon Senior Securities

No information is required in response to this item.

Item 4.	Other Information

On February 16, 2010, James F. Palmer was granted 258,000 stock options with an exercise price of $59.56 that will vest over four years and will expire after seven years. Fifty percent of the stock option will vest in three years from the date of grant, and the remaining fifty percent will vest four years from the date of grant. Mr. Palmer was also awarded 42,000 restricted stock rights, all of which will vest four years from the date of grant. The form of restricted stock agreement is attached as Exhibit 10.4 to this report.

Item 5.	Exhibits

3.1		Amended and Restated Bylaws dated February 17, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K dated and filed February 22, 2010)
10.1		Compensatory Arrangements of Certain Officers for 2010 (incorporated by reference to Item 5.02(e) of Form 8-K dated and filed February 22, 2010)
*10	.2	Form of Agreement for 2010 Restricted Performance Stock Rights granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan
*10	.3	Form of Agreement for 2010 Stock Options granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan
*10	.4	Form of Agreement for 2010 Restricted Stock Rights granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan
*10	.5	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments dated March 31, 2010
10.6		Non-Employee Director Compensation Term Sheet, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed December 21, 2009)
10.7		Northrop Grumman Corporation January 2010 Change in Control Severance Plan (effective as of January 1, 2010) (incorporated by reference to Exhibit 10(p) to Form 10-K for the year ended 2009, filed February 9, 2010)
10.8		Appendix I to the Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2009): Officers Supplemental Executive Retirement Program II (Effective as of January 1, 2010) (incorporated by reference to Exhibit 10(i)(v) to Form 10-K for the year ended 2009, filed February 9, 2010)
*12	(a)	Computation of Ratio of Earnings to Fixed Charges
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101		Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*		Filed with this Report
**		Furnished with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 27, 2010