Form 10-Q
period 2010-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2010-07-29
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of July 27, 2010, 294,220,550 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions, except per share amounts	2010	2009	2010	2009
Sales and Service Revenues
Product sales	$5,544	$5,420	$11,070	$9,990
Service revenues	3,282	3,125	6,366	6,490

Total sales and service revenues	8,826	8,545	17,436	16,480

Cost of Sales and Service Revenues
Cost of product sales	4,367	4,345	8,663	7,980
Cost of service revenues	2,973	2,845	5,754	5,808
General and administrative expenses	770	741	1,538	1,459

Operating income	716	614	1,481	1,233
Other (expense) income
Interest expense	(68)	(70)	(148)	(143)
Other, net	(10)	13	(3)	21

Earnings from continuing operations before income taxes	638	557	1,330	1,111
Federal and foreign income tax (benefit) expense	(73)	189	157	377

Earnings from continuing operations	711	368	1,173	734
Earnings from discontinued operations, net of tax		26	7	49

Net Earnings	$711	$394	$1,180	$783

Basic Earnings Per Share
Continuing operations	$2.37	$1.14	$3.90	$2.26
Discontinued operations		0.08	.02	.15

Basic earnings per share	$2.37	$1.22	$3.92	$2.41

Weighted-average common shares outstanding, in millions	299.6	322.0	301.1	324.4

Diluted Earnings Per Share
Continuing operations	$2.34	$1.13	$3.85	$2.23
Discontinued operations		.08	.02	.15

Diluted earnings per share	$2.34	$1.21	$3.87	$2.38

Weighted-average diluted shares outstanding, in millions	303.8	325.8	305.0	328.9

Net earnings (from above)	$711	$394	$1,180	$783
Other comprehensive income
Change in cumulative translation adjustment	(24)	38	(52)	24
Change in unrealized gain on marketable securities and cash flow hedges, net of tax		28		35
Change in unamortized benefit plan costs, net of tax	39	53	79	106

Other comprehensive income, net of tax	15	119	27	165

Comprehensive income	$726	$513	$1,207	$948

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	June 30,	December 31,
$ in millions	2010	2009
Assets
Cash and cash equivalents	$2,044	$3,275
Accounts receivable, net of progress payments	4,160	3,394
Inventoried costs, net of progress payments	1,148	1,170
Deferred tax assets	648	524
Prepaid expenses and other current assets	384	272

Total current assets	8,384	8,635
Property, plant, and equipment, net of accumulated depreciation of $4,465 in 2010 and $4,216 in 2009	4,763	4,868
Goodwill	13,517	13,517
Other purchased intangibles, net of accumulated amortization of $1,921 in 2010 and $1,871 in 2009	823	873
Pension and post-retirement plan assets	308	300
Long-term deferred tax assets	844	1,010
Miscellaneous other assets	1,055	1,049

Total assets	$29,694	$30,252

Liabilities
Notes payable to banks	$13	$12
Current portion of long-term debt	760	91
Trade accounts payable	1,643	1,921
Accrued employees’ compensation	1,229	1,281
Advance payments and billings in excess of costs incurred	1,979	1,954
Other current liabilities	2,042	1,726

Total current liabilities	7,666	6,985
Long-term debt, net of current portion	3,438	4,191
Pension and post-retirement plan liabilities	4,487	4,874
Other long-term liabilities	1,200	1,515

Total liabilities	16,791	17,565

Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2010 – 294,979,243; 2009 – 306,865,201	295	307
Paid-in capital	7,949	8,657
Retained earnings	7,646	6,737
Accumulated other comprehensive loss	(2,987)	(3,014)

Total shareholders’ equity	12,903	12,687

Total liabilities and shareholders’ equity	$29,694	$30,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30
$ in millions	2010	2009
Operating Activities
Sources of Cash – Continuing Operations
Cash received from customers
Progress payments	$2,746	$3,560
Collections on billings	14,002	12,499
Other cash receipts	3	20

Total sources of cash – continuing operations	16,751	16,079

Uses of Cash – Continuing Operations
Cash paid to suppliers and employees	(15,499)	(14,616)
Pension contributions	(364)	(236)
Interest paid, net of interest received	(144)	(141)
Income taxes paid, net of refunds received	(632)	(467)
Excess tax benefits from stock-based compensation	(10)
Other cash payments	(14)	(58)

Total uses of cash – continuing operations	(16,663)	(15,518)

Cash provided by continuing operations	88	561
Cash provided by discontinued operations		97

Net cash provided by operating activities	88	658

Investing Activities
Payments for businesses purchased		(33)
Additions to property, plant, and equipment	(238)	(297)
Payments for outsourcing contract costs and related software costs	(4)	(37)
Other investing activities, net	24	5

Net cash used in investing activities	(218)	(362)

Financing Activities
Net borrowings under lines of credit	1	3
Principal payments of long-term debt	(90)	(72)
Proceeds from exercises of stock options and issuances of common stock	103	17
Dividends paid	(270)	(269)
Excess tax benefits from stock-based compensation	10
Common stock repurchases	(855)	(423)

Net cash used in financing activities	(1,101)	(744)

Decrease in cash and cash equivalents	(1,231)	(448)
Cash and cash equivalents, beginning of period	3,275	1,504

Cash and cash equivalents, end of period	$2,044	$1,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Six Months Ended
	June 30
$ in millions	2010	2009
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$1,180	$783
Adjustments to reconcile to net cash provided by operating activities
Depreciation	284	278
Amortization of assets	70	75
Stock-based compensation	69	55
Excess tax benefits from stock-based compensation	(10)
Pre-tax gain on sale of business	(10)
(Increase) decrease in
Accounts receivable, net	(766)	(347)
Inventoried costs, net	(14)	(96)
Prepaid expenses and other current assets	(19)	(74)
Increase (decrease) in
Accounts payable and accruals	(549)	(287)
Deferred income taxes	(8)	63
Income taxes payable	(71)	(48)
Retiree benefits	(69)	171
Other non-cash transactions, net	1	(12)

Cash provided by continuing operations	88	561
Cash provided by discontinued operations		97

Net cash provided by operating activities	$88	$658

Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$47	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended
	June 30
$ in millions, except per share	2010	2009
Common Stock
At beginning of period	$307	$327
Common stock repurchased	(15)	(10)
Employee stock awards and options	3	2

At end of period	295	319

Paid-in Capital
At beginning of period	8,657	9,645
Common stock repurchased	(861)	(427)
Employee stock awards and options	153	25

At end of period	7,949	9,243

Retained Earnings
At beginning of period	6,737	5,590
Net earnings	1,180	783
Dividends declared	(271)	(269)

At end of period	7,646	6,104

Accumulated Other Comprehensive Loss
At beginning of period	(3,014)	(3,642)
Other comprehensive income, net of tax	27	165

At end of period	(2,987)	(3,477)

Total shareholders’ equity	$12,903	$12,189

Cash dividends declared per share	$.90	$.83

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
$ in millions	2010	2009
Cumulative translation adjustment	$(11)	$41
Net unrealized gain on marketable securities and cash flow hedges, net of tax expense of $2 as of June 30, 2010, and $3 as of December 31, 2009	4	4
Unamortized benefit plan costs, net of tax benefit of $1,934 as of June 30, 2010, and $1,984 as of December 31, 2009	(2,980)	(3,059)

Total accumulated other comprehensive loss	$(2,987)	$(3,014)

The changes in the unamortized benefit plan costs, net of tax, were $79 million and $106 million, respectively for the six months ended June 30, 2010, and 2009 and are included in other comprehensive income in the condensed consolidated statements of operations. Unamortized benefit plan costs consist primarily of net after-tax actuarial loss amounts totaling $3,001 million and $3,082 million as of June 30, 2010, and December 31, 2009, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions. Net actuarial gains or losses are amortized to expense when they exceed ten percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over the average future service period of employees of approximately ten years.

NORTHROP GRUMMAN CORPORATION

Financial Statement Reclassifications – Certain amounts in the prior period financial statements and related notes have been reclassified to conform to the 2010 presentation and the realignment of business operations in 2010 (see Note 7).

2.	ACCOUNTING STANDARDS UPDATES

Accounting Standards Updates Not Yet Effective
Accounting Standards Updates not effective until after June 30, 2010, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Marketable Securities – The company holds a portfolio of marketable securities, primarily consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value, substantially all of which are based upon quoted market prices for identical instruments in active markets (Level 1 inputs). As of June 30, 2010, and December 31, 2009, respectively, there were marketable equity securities of $54 million and $58 million included in prepaid expenses and other current assets and $228 million and $233 million of marketable equity securities included in miscellaneous other assets.

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

Derivative financial instruments are recognized as assets or liabilities in the financial statements and are measured at fair value, substantially all of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable (Level 2 inputs). Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are recorded in earnings from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income. The income approach was used to determine fair value using inputs including, but not limited to, the London Interbank Offered Rate (LIBOR) swap rates. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and periodic settlements of the underlying transactions.

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

As of June 30, 2010, an interest rate swap with a notional value of $200 million and foreign currency purchase and sale forward contract agreements with notional values of $73 million and $116 million, respectively, were designated for hedge accounting. The remaining notional values outstanding at June 30, 2010, under foreign currency purchase and sale forward contracts of $13 million and $92 million, respectively, were not designated for hedge accounting.

As of December 31, 2009, an interest rate swap with a notional value of $200 million and foreign currency purchase and sale forward contract agreements with notional values of $77 million and $151 million, respectively, were designated for hedge accounting. The remaining notional values outstanding at December 31, 2009, under

NORTHROP GRUMMAN CORPORATION

foreign currency purchase and sale forward contracts of $19 million and $74 million, respectively, were not designated for hedge accounting.

The derivative fair values and related unrealized gains and losses at June 30, 2010, and December 31, 2009, were not material.

There were no material transfers of financial instruments between the three levels of fair value hierarchy during the six months ended June 30, 2010.

Cash Surrender Value of Life Insurance Policies – The company maintains whole life insurance policies on a group of executives which are recorded at their cash surrender value as determined by the insurance carrier. Additionally, the company has split-dollar life insurance policies on former officers and executives from acquired businesses which are recorded at the lesser of their cash surrender value or premiums paid. The policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of June 30, 2010, and December 31, 2009, respectively, the carrying values associated with these policies of $238 million and $242 million were recorded in miscellaneous other assets.

Long-Term Debt – As of June 30, 2010, and December 31, 2009, respectively, the carrying values of the long-term debt were $4.2 billion and $4.3 billion and the related estimated fair values were $5.0 billion and $4.8 billion. The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

The carrying amounts of all other financial instruments not discussed above approximate fair value due to the short-term nature of these items.

4.	DIVIDENDS ON COMMON STOCK

Dividends on Common Stock – In May 2010, the company’s board of directors approved an increase to the quarterly common stock dividend, from $0.43 per share to $0.47 per share, for shareholders of record as of June 1, 2010.

In May 2009, the company’s board of directors approved an increase to the quarterly common stock dividend, from $0.40 per share to $0.43 per share, for shareholders of record as of June 1, 2009.

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

Dispositions
In December 2009, the company sold its Advisory Services Division (ASD) for $1.65 billion in cash to an investor group led by General Atlantic, LLC, and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. During the six months ended June 30, 2010, an additional $7 million gain, net of taxes, was recorded to reflect the purchase price adjustment called for under the sale agreement. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other Northrop Grumman businesses also in the Information Systems segment that provide systems engineering technical assistance (SETA) and other analysis and advisory services. Sales and operating income for this business for the three months ended June 30, 2009, were approximately $412 million and $39 million, respectively. Sales and operating income for this business for the six months ended June 30, 2009, were approximately $797 million and $75 million,

NORTHROP GRUMMAN CORPORATION

respectively. The operating results of this business unit are reported as discontinued operations in the condensed consolidated financial statements for all periods presented.

6.	SHIPBUILDING STRATEGIC ACTIONS

In July 2010, the company announced plans to consolidate its Gulf Coast shipbuilding operations by winding down the shipbuilding work at the Avondale, Louisiana facility in 2013 after completing the LPD-class ships currently under construction. Future LPD-class ships will be built in a single production line at the company’s Pascagoula, Mississippi facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity. Due to the consolidation, the company expects higher costs to complete ships currently under construction in Avondale due to anticipated reductions in productivity and has increased the estimates to complete for LPDs 23 and 25 by approximately $210 million. The company recognized a $113 million pre-tax charge to Shipbuilding’s second quarter 2010 operating income for these contracts, which are both now in a forward loss position.

In addition, the company anticipates that it will incur substantial restructuring and facilities shutdown-related costs, including, but not limited to, severance, relocation expense, and asset write-downs related to the Avondale facility decision. These costs are expected to be allowable expenses under government accounting standards and thus will be recoverable in future years’ overhead costs.

The company also announced in July 2010 that it will evaluate whether a separation of the Shipbuilding segment would be in the best interests of shareholders, customers, and employees by allowing both the company and the Shipbuilding segment to more effectively pursue their respective opportunities to maximize long-term value. Strategic alternatives for the Shipbuilding segment include, but are not limited to, a spin-off to the company’s shareholders. While the company continues its evaluation of strategic alternatives for the Shipbuilding segment it will continue to be reported in continuing operations.

7.	SEGMENT INFORMATION

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

The following table presents segment sales and service revenues for the three and six months ended June 30, 2010, and 2009:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Sales and service revenues
Aerospace Systems	$2,842	$2,673	$5,538	$5,129
Electronic Systems	1,984	1,967	3,866	3,755
Information Systems	2,123	2,151	4,187	4,244
Shipbuilding	1,598	1,524	3,319	2,899
Technical Services	801	702	1,564	1,334
Intersegment eliminations	(522)	(472)	(1,038)	(881)

Total sales and service revenues	$8,826	$8,545	$17,436	$16,480

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating income (loss) reconciled to total operating income for the three and six months ended June 30, 2010, and 2009:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Operating income (loss)
Aerospace Systems	$335	$257	$631	$515
Electronic Systems	264	251	490	480
Information Systems	205	163	388	349
Shipbuilding	(16)	14	90	98
Technical Services	52	43	101	80
Intersegment eliminations	(68)	(48)	(118)	(87)

Total segment operating income	772	680	1,582	1,435
Non-segment factors affecting operating income
Unallocated corporate (expenses) income	(46)	21	(79)	(32)
Net pension adjustment	(8)	(76)	(16)	(152)
Royalty income adjustment	(2)	(11)	(6)	(18)

Total operating income	$716	$614	$1,481	$1,233

Unallocated Corporate (Expenses) Income – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, for costs related to management and administration, legal, environmental, certain compensation costs and retiree benefits, and other expenses.

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

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.2 million shares and 3.9 million shares for the three and six months ended June 30, 2010, respectively. The dilutive effect of these securities totaled 3.8 million shares and 4.5 million shares for the three and six months ended June 30, 2009, respectively. The weighted-average diluted shares outstanding for the three and six months ended June 30, 2010, exclude the anti-dilutive effects of stock options to purchase approximately 2.6 million shares, because such options have exercise prices in excess of the average market price of the company’s common stock during the period. The weighted-average diluted shares outstanding for the three and six months ended June 30, 2009, exclude the anti-dilutive effects of stock options to purchase approximately 8.4 million and 10.6 million shares, respectively.

NORTHROP GRUMMAN CORPORATION

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2009:

				Shares Repurchased
				(in millions)
			Total Shares	Six Months Ended
Repurchase Program	Amount Authorized	Average Price Per	Retired	June 30
Authorization Date	(in millions)	Share(2)	(in millions)	2010	2009
December 19, 2007(1)	$3,600	$59.88	59.3	14.8	10.0

(1)	On December 19, 2007, the company’s board of directors authorized a share repurchase program of up to $2.5 billion of the company’s common stock. On November 5, 2009, the board of directors authorized an additional $1.1 billion to the December 19, 2007 authorization. As of the end of the second quarter 2010, the company had $48 million remaining under this authorization for share repurchases.

(2)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. No repurchases took place under this authorization during the period.

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
The carrying amounts of goodwill at June 30, 2010, and December 31, 2009, were as follows:

	Aerospace	Electronic	Information		Technical
$ in millions	Systems	Systems	Systems	Shipbuilding	Services	Total
Goodwill	$3,801	$2,402	$5,248	$1,141	$925	$13,517

Accumulated goodwill impairment losses at June 30, 2010, and December 31, 2009, totaled $3.1 billion of which $570 million and $2,490 million were at the Aerospace Systems and Shipbuilding segments, respectively.

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,644	$(1,841)	$803	$2,644	$(1,793)	$851
Other purchased intangibles	100	(80)	20	100	(78)	22

Total	$2,744	$(1,921)	$823	$2,744	$(1,871)	$873

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 30 years. Aggregate amortization expense for the three and six months ended June 30, 2010, was $23 million and $50 million, respectively. Aggregate amortization expense for the three and six months ended June 30, 2009, was $26 million and $52 million, respectively.

NORTHROP GRUMMAN CORPORATION

The table below shows expected amortization for purchased intangibles for the remainder of 2010 and for the next five years:

$ in millions
Year ending December 31
2010 (July 1 – December 31)	$42
2011	57
2012	56
2013	48
2014	36
2015	34

10.	INVESTIGATIONS, CLAIMS AND LITIGATION

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

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper. The Coast Guard advised Integrated Coast Guard Systems, LLC (ICGS), which was formed by the contractors to perform the Deepwater Program, that it was seeking $96.1 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In 2008, the Coast Guard advised ICGS that the Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96.1 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. On February 12, 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against ICGS, Lockheed Martin Corporation and the company relating to the 123-foot conversion effort. On October 15, 2009, the three defendants moved to dismiss the Fifth Amended complaint. On April 5, 2010, the District Court ruled on the defendants’ motions to dismiss, granting them in part and denying them in part. As to the company, the District Court dismissed conspiracy claims and those pertaining to the C4ISR systems. The District Court denied the motion with respect to those claims relating to hull, mechanical and engineering work. The matter is set for trial on November 1, 2010.

In August 2008, the company disclosed to the Antitrust Division of the Department of Justice possible violations of federal antitrust laws in connection with the bidding process for certain maintenance contracts at a military installation in California. In February 2009, the company and the Department of Justice signed an agreement admitting the company into the Corporate Leniency Program. As a result of the company’s acceptance into the Program, the company will be exempt from federal criminal prosecution and criminal fines relating to the matters the company reported to the Department of Justice if the company complies with certain conditions, including its continued cooperation with the government’s investigation and its agreement to make restitution if the government was harmed by the violations.

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

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. The June 2009 trial date was vacated. The litigation has been stayed until the next scheduled status conference, which has been set for August 26, 2010.

On March 27, 2007, the U.S. District Court for the Central District of California consolidated two Employee Retirement Income Security Act (ERISA) lawsuits that had been separately filed on September 28, 2006, and January 3, 2007, into In Re Northrop Grumman Corporation ERISA Litigation. The plaintiffs seek to have the lawsuits certified as class actions. On August 6, 2007, the District Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the District Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On September 8, 2009, the Ninth Circuit vacated the Order denying class certification and remanded the issue to the District Court for further consideration. As required by the Ninth Circuit’s Order, the case was also reassigned to a different judge. The plaintiffs’ renewed motion for class certification was rejected on a procedural technicality, but they are expected to re-file. The trial is scheduled for January 11, 2011.

On June 22, 2007, a putative class action was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al., in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008 the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the employer-funded component of the pension benefit. The plaintiffs filed a motion to certify a class. The parties also filed cross-motions for summary judgment. On January 26, 2010, the District Court granted summary judgment in favor of the Plan and denied plaintiffs’ motion for summary judgment. The District Court also denied plaintiffs’ motion for class certification and struck the trial date of March 23, 2010 as unnecessary given the District Court’s grant of summary judgment for the Plan. Plaintiffs appealed the District Court’s order to the Ninth Circuit.

Based upon the information available, the company believes that the resolution of any of these various claims and legal proceedings would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Matters – The company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 11). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. FM Global appealed the District Court’s order, and on August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding

NORTHROP GRUMMAN CORPORATION

that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. On April 2, 2009, the Ninth Circuit denied the company’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, the company filed a motion seeking leave of court to file a complaint adding AON Risk Services, Inc. of Southern California as a defendant. On July 1, 2009, FM Global filed a motion for partial summary judgment seeking a determination that the California efficient proximate cause doctrine is not applicable or that it affords no coverage under the policy. Both motions have been fully briefed and argued. The ultimate resolution of this matter is not expected to have a negative effect on the company’s consolidated financial position or results of operations.

During 2008, the company received notification from Munich-American Risk Partners (Munich Re), the only remaining insurer within the primary layer of insurance coverage with which a resolution has not been reached, that it will pursue arbitration proceedings against the company related to approximately $19 million owed by Munich Re to Northrop Grumman Risk Management Inc. (NGRMI), a wholly-owned subsidiary of the company, for certain losses related to Hurricane Katrina. An arbitration was later invoked by Munich Re in the United Kingdom under the reinsurance contract. The company was also notified that Munich Re will seek reimbursement of approximately $44 million of funds previously advanced to NGRMI for payment of claim losses of which Munich Re provided reinsurance protection to NGRMI pursuant to an executed reinsurance contract, and $6 million of adjustment expenses. The company believes that NGRMI is entitled to full reimbursement of its covered losses under the reinsurance contract and has substantive defenses to the claim of Munich Re for return of the funds paid to date.

11.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2010, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees performance obligations of its subsidiaries under certain contracts. In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangements and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangements. At June 30, 2010, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters – The estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior

NORTHROP GRUMMAN CORPORATION

experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2010, the range of reasonably possible future costs for environmental remediation sites is $265 million to $625 million, of which $126 million is accrued in other current liabilities and $187 million is accrued in other long-term liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs (current portion) and miscellaneous other assets (non-current portion). Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

Hurricane Impacts – In 2008, a subcontractor’s operations in Texas were severely impacted by Hurricane Ike. The subcontractor produces compartments for two of the LPD amphibious transport dock ships under construction at the Gulf Coast shipyards. In 2009, the company received $25 million of insurance proceeds representing interim payments on the Hurricane Ike insurance claim. In the first quarter of 2010, the company received $17 million in final settlement of its claim. The insurance proceeds were recorded as operating income at the Shipbuilding segment.

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

Shipbuilding Quality Issues – In conjunction with a second quarter 2009 review of design, engineering and production processes at Shipbuilding undertaken as a result of leaks discovered in the USS San Antonio’s (LPD 17) lube oil system, the company became aware of quality issues relating to certain pipe welds on ships under production in the Gulf Coast as well as those that had previously been delivered. Since that discovery, the

NORTHROP GRUMMAN CORPORATION

company has been working with its customer to determine the nature and extent of the pipe weld issue and its possible impact on related shipboard systems. This effort has resulted in the preparation of a technical analysis of the problem, additional inspections on the ships, a rework plan for ships previously delivered and in various stages of production, and modifications to the work plans for ships being placed into production, all of which has been done with the knowledge and support of the U.S. Navy. Shipbuilding responsible incremental costs associated with the anticipated resolution of these matters have been reflected in the financial performance analysis and contract booking rates beginning with the second quarter of 2009.

In the fourth quarter of 2009, certain bearing wear and debris were found in the lubrication system of the main propulsion diesel engines (MPDE) installed on LPD 21. Shipbuilding is participating with the Navy and other industry participants involved with the MPDEs in a review panel established by the Navy to examine the MPDE lubrication system’s design, construction, operation and maintenance for the LPD 17 class of ships. The team is focusing on identification and understanding of the root causes of the MPDE diesel bearing wear and debris in the lubrication system and potential future impacts on maintenance costs. To date the review has identified several potential system improvements for increasing the system reliability. Certain changes are being implemented on ships under construction at this time and the Navy is implementing some changes on in-service ships in the class at the earliest opportunity.

In July 2010, the Navy released its report documenting the results of a Judge Advocate General’s manual (JAGMAN) investigation of the failure of MPDE bearings on LPD 17 subsequent to the Navy’s Planned Maintenance Availability (PMA) which was completed in October 2009. During sea trials following the completion of the Navy conducted PMA, one of the ship’s MPDEs suffered a casualty as the result of a bearing failure. The JAGMAN investigation determined that the bearing failure could be attributed to a number of possible factors, including deficiencies in the acquisition process, maintenance, training, and execution of shipboard programs, as well as debris from the construction process. Shipbuilding’s technical personnel reviewed the JAGMAN report and provided feedback to the Navy on the report, recommending that the company and the Navy perform a comprehensive review of the LPD 17 Class propulsion system design and its associated operation and maintenance procedure in order to enhance reliability. Discussions between the company and the Navy on this recommendation are ongoing.

The company and the Navy continue to work in partnership to investigate and identify any additional corrective actions to address quality issues associated with ships manufactured in the company’s Gulf Coast shipyards and the company will implement appropriate corrective actions. The company does not believe that the ultimate resolution of the matters described above will have a material adverse effect upon its consolidated financial position, results of operations or cash flows.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At June 30, 2010, there were $424 million of stand-by letters of credit, $126  million of bank guarantees, and $452 million of surety bonds outstanding.

The company has also guaranteed a $200 million loan made to Shipbuilding in connection with the Gulf Opportunity Zone Industrial Revenue Development Bonds issued by the Mississippi Business Finance Corporation in December 2006. Under the guaranty, the company guaranteed to the Bond Trustee the repayment of all payments due under the trust indenture and loan agreement. In addition a subsidiary of the company has guaranteed Shipbuilding’s outstanding $84 million Economic Development Revenue Bonds (Ingalls Shipbuilding, Inc. Project), Taxable Series 199A.

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

NORTHROP GRUMMAN CORPORATION

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

Operating Leases – Rental expense for operating leases (net of immaterial amounts of sublease rental income), for the three and six months ended June 30, 2010, was $129 million and $257 million, respectively, and $143 million and $283 million, respectively, for the three and six months ended June 30, 2009.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

12.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefits		Benefits		Life Benefits
$ in millions	2010	2009	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$164	$164	$13	$12	$329	$329	$25	$24
Interest cost	349	337	38	41	698	674	77	82
Expected return on plan assets	(437)	(389)	(14)	(12)	(875)	(778)	(28)	(24)
Amortization of:
Prior service cost (credit)	12	12	(15)	(15)	24	24	(30)	(30)
Net loss from previous years	61	85	6	7	122	170	13	14

Net periodic benefit cost	$149	$209	$28	$33	$298	$419	$57	$66

Defined contribution plans cost	$88	$78			$171	$160

Employer Contributions – In 2010, the company expects to contribute the required minimum funding level of approximately $57 million to its pension plans and approximately $171 million to its other post-retirement benefit plans. For the six months ended June 30, 2010, contributions of $364 million, including voluntary pension contributions totaling $330 million, and $60 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, including certain bargaining unit employees. Company contributions for most plans are based on a cash-matching of employee contributions up to 4 percent of compensation. Certain hourly employees are covered under a target benefit plan. The company also participates in a multiemployer plan for certain of the company’s union employees. In addition to the 401(k) defined contribution benefit plan, non-represented employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan.

New Health Care Legislation – The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law during the first quarter of 2010. These new laws will impact the company’s future costs of providing health care benefits to its employees beginning in 2013 and beyond. The initial passage of the laws will eliminate the company’s tax benefits under the Medicare prescription drug subsidies associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003 beginning in 2013, but these drug subsidies are not material to the consolidated financial statements. The company has also begun participation in the Early Retiree Reinsurance Program (ERRP) that became effective on June 1, 2010. The

NORTHROP GRUMMAN CORPORATION

company continues to assess the extent to which the provisions of the new laws will affect its future health care and related employee benefit plan costs.

13.	STOCK COMPENSATION PLANS

At June 30, 2010, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, the 1993 Long-Term Incentive Stock Plan, both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee Directors, as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards (Stock Options) and restricted stock awards (Stock Awards).

Compensation Expense
Total pre-tax stock-based compensation expense for the six months ended June 30, 2010, and 2009, was $69 million and $51 million, respectively, of which $18 million and $10 million related to Stock Options and $51 million and $41 million related to Stock Awards, respectively. Tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation during the six months ended June 30, 2010, and 2009, were $27 million and $20 million, respectively. In addition, the company realized tax benefits of $11 million and $1 million from the exercise of Stock Options and $34 million and $47 million from the issuance of Stock Awards in the six months ended June 30, 2010, and 2009, respectively.

At June 30, 2010, there was $222 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $24 million relates to Stock Options and $198 million relates to Stock Awards. These amounts are expected to be charged to expense over a weighted-average period of 1.6 years.

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

The significant weighted-average assumptions relating to the valuation of the company’s stock options for the six months ended June 30, 2010, and 2009, were as follows:

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

NORTHROP GRUMMAN CORPORATION

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2010, and 2009, was $11 and $7 per share, respectively.

Stock Option activity for the six months ended June 30, 2010, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2010	14,442	$53	3.8 years	$88
Granted	1,903	60
Exercised	(2,096)	50
Cancelled and forfeited	(369)	55

Outstanding at June 30, 2010	13,880	$55	4.2 years	$62

Vested and expected to vest in the future at June 30, 2010	13,678	$55	4.1 years	$61

Exercisable at June 30, 2010	10,074	$54	3.4 years	$47

Available for grant at June 30, 2010	7,415

The total intrinsic value of options exercised during the six months ended June 30, 2010, and 2009, was $28 million and $3 million, respectively. Intrinsic value is measured as the excess of the fair market value at the date of exercise (for options exercised) or at June 30, 2010 (for outstanding options), over the applicable exercise price.

Stock Awards
Compensation expense for stock awards is measured at the grant date based on fair value and recognized over the vesting period, generally three years. The fair value of performance-based stock awards is determined based on the closing market price of the company’s common stock on the grant date. The fair value of market-based stock awards is determined at the grant date using a Monte Carlo simulation model. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

Stock award activity for the six months ended June 30, 2010, and 2009, is presented in the tables below. Vested awards include stock awards fully vested during the year and net adjustments to reflect the final performance measure for issued shares.

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2009	3,658	$58	1.6 years
Granted	2,211	60
Vested	(55)	68
Forfeited	(173)	56

Outstanding at June 30, 2010	5,641	$59	1.7 years

Available for grant at June 30, 2010	639

NORTHROP GRUMMAN CORPORATION

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2009	3,276	$75	1.4 years
Granted	2,354	45
Vested	(185)	66
Forfeited	(173)	71

Outstanding at June 30, 2009	5,272	$62	1.7 years

The company issued 1.3 million and 2.5 million shares to employees in settlement of prior year stock awards that were fully vested, which had total fair values at issuance of $76 million and $111 million and grant date fair values of $91 million and $161 million during the six months ended June 30, 2010, and 2009, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of the performance adjustments and changes in the fair market value of the company’s common stock.

14.	INCOME TAXES

In the second quarter of 2010, the company received final approval from the Internal Revenue Service (IRS) and the U.S. Congressional Joint Committee on Taxation of the IRS’ examination of the company’s tax returns for the years 2004 through 2006. As a result of the settlement, the company recognized net tax benefits of approximately $296 million ($66 million in cash), which were recorded as a reduction to the company’s provision for income taxes. In connection with the settlement in the second quarter of 2010, the company reduced its liability for uncertain tax positions, including previously accrued interest, by $311 million.

Excluding the effect of the settlement, the company’s effective tax rates on income from continuing operations were 35.0 percent and 34.1 percent for the three and six months ended June 30, 2010, and 33.9 percent for the same periods in 2009. The company’s effective tax rates differ from the statutory federal rate primarily due to manufacturing deductions and, for the three and six months ended June 30, 2010, the impact of the settlement with the IRS.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently conducting an examination of the company’s tax returns for the years 2007 through 2008. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and of cash flows and of changes in shareholders’ equity for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/	Deloitte & Touche LLP Los Angeles, California July 28, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), which provides a more thorough discussion of our products and services, industry outlook, and business trends. See discussion of consolidated operating results starting on page 23 and discussion of segment operating results starting on page 26.

Business Outlook and Operational Trends – There have been no material changes to our products and services, industry outlook, or business trends from those disclosed in our 2009 Form 10-K.

Economic Opportunities, Challenges, and Risks – The U.S. is engaged in a multi-front, multi-decade struggle that we expect will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when the DoD is pursuing modernization of its forces and capabilities as well as reducing overhead and inefficiencies. The DoD has made a commitment to use resources more effectively and efficiently to support and sustain the warfighter, and we expect the annual defense budget to face pressures resulting from the federal budget deficits. The fiscal year 2011 budget submitted by the President and currently under deliberation in Congress requests $548.9 billion in discretionary authority for the DoD base budget, representing a modest increase over the 2010 budget. Although the President’s budget request proposes reductions to certain programs in which we participate or for which we expect to compete, we believe that spending on recapitalization, modernization and maintenance of defense and homeland security assets will continue to be a national priority. Accordingly, defense procurement spending is expected to include the development and procurement of some new manned and unmanned military platforms and systems. Advanced electronics and software that enhance the capabilities of individual systems and provide for the real-time integration of individual surveillance, information management, strike, and battle management platforms will also be a priority. Given the current era of irregular warfare, we expect an increase in investment in persistent awareness with intelligence, surveillance and reconnaissance (ISR) systems, cyber warfare, and expansion of information available for the warfighter to make timely decisions.

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules – On May 10, 2010, the CAS Board published a Notice of Proposed Rulemaking (NPRM) that if adopted would provide a framework to partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) funding requirements. As with the Advance Notice of Proposed Rulemaking (ANPRM) that was issued on September 2, 2008, the NPRM would “harmonize” by mitigating the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act (ERISA) minimum funding requirements. Compared to the ANPRM, the NPRM simplifies the rules and the transition process, and results in an acceleration of allowable CAS pension costs over the next five years as compared with our current CAS pension costs. Until the final rule is published, and to the extent that the final rule does not completely eliminate mismatches between ERISA funding requirements and CAS pension costs, government contractors maintaining defined benefit pension plans will continue to experience a timing mismatch between required contributions and pension expenses recoverable under CAS. The CAS Board is expected to issue a final rule in late 2010. Depending on the effective date, the final rule will likely apply to our contracts starting in 2011. We anticipate that contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.

Certain notable events or activities during 2010 included the following:

Financial highlights for the six months ended June 30, 2010

■	Contributed voluntary pension funding amounts totaling $330 million.
■	Increased quarterly stock dividend from $0.43 per share to $0.47 per share.
■	Repurchased 14.8 million common shares for $876 million (of which $855 million was cash during the period).
■	Authorized new share repurchases of up to $2.0 billion.
■	Recorded $113 million pre-tax charge related to the consolidation of the Gulf Coast shipyards.
■	Recognized net tax benefits of $296 million in connection with Internal Revenue Service (IRS) settlement.

Notable events for the six months ended June 30, 2010

■	Announced in July the consolidation of the Gulf Coast shipyards and decision to explore strategic alternatives for the Shipbuilding business.
■	Reached agreement with the Commonwealth of Virginia related to the Virginia IT outsourcing contract (VITA).
■	Reached final settlement with the IRS Office of Appeals on our tax returns for years 2004 through 2006.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2009 Form 10-K.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions, except per share	2010	2009	2010	2009
Sales and service revenues	$8,826	$8,545	$17,436	$16,480
Cost of sales and service revenues	7,340	7,190	14,417	13,788
General and administrative expenses	770	741	1,538	1,459
Operating income	716	614	1,481	1,233
Interest expense	(68)	(70)	(148)	(143)
Other, net	(10)	13	(3)	21
Federal and foreign income tax (benefit) expense	(73)	189	157	377
Diluted earnings per share from continuing operations	2.34	1.13	3.85	2.23
Net cash provided by operating activities	619	830	88	658

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

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Product sales	$5,544	$5,420	$11,070	$9,990
Service revenues	3,282	3,125	6,366	6,490

Sales and service revenues	$8,826	$8,545	$17,436	$16,480

Sales and service revenues for the three and six months ended June 30, 2010, increased $281 million and $956 million, respectively, as compared with the same periods in 2009, reflecting higher sales in all operating segments except Information Systems. See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues
Cost of sales and service revenues and general and administrative expenses are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Cost of sales and service revenues
Cost of product sales	$4,367	$4,345	$8,663	$7,980
% of product sales	78.8%	80.2%	78.3%	79.9%
Cost of service revenues	2,973	2,845	5,754	5,808
% of service revenues	90.6%	91.0%	90.4%	89.5%
General and administrative expenses	770	741	1,538	1,459
% of total sales and service revenues	8.7%	8.7%	8.8%	8.9%

Cost of sales and service revenues	$8,110	$7,931	$15,955	$15,247

Cost of Product Sales and Service Revenues – The decrease in cost of product sales as a percentage of product sales for the three and six months ended June 30, 2010, as compared with the same period in 2009, is primarily due to performance improvements at Aerospace Systems.

The decrease in cost of service revenues as a percentage of service revenues for the three months ended June 30, 2010, as compared with the same period in 2009, is primarily due to performance improvements at Information Systems and Technical Services. The increase in cost of service revenues as a percentage of service revenues for the six months ended June 30, 2010, as compared with the same period in 2009, is primarily due to program mix changes within Information Systems.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses as a percentage of total sales and service revenues remained relatively constant for the three and six months ended June 30, 2010, and 2009.

Operating Income
We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses. We also further evaluate operating income for each of the business segments in which we operate.

We internally manage our operations by reference to “segment operating income.” Segment operating income is defined as operating income before unallocated corporate expenses and net pension adjustment, neither of which affect the operating results of segments, and the reversal of royalty income, which is classified as “other, net” for financial reporting purposes. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating income to total operating income:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Segment operating income	$772	$680	$1,582	$1,435
Unallocated corporate (expenses) income	(46)	21	(79)	(32)
Net pension adjustment	(8)	(76)	(16)	(152)
Royalty income adjustment	(2)	(11)	(6)	(18)

Total operating income	$716	$614	$1,481	$1,233

Segment Operating Income – Segment operating income for the three months ended June 30, 2010, increased $92 million, or 14 percent, as compared with the same period in 2009. Segment operating income was 8.7 percent and 8.0 percent of sales and service revenues for the three months ended June 30, 2010, and 2009, respectively. Segment operating income for the six months ended June 30, 2010, increased $147 million, or 10 percent, as compared with the same period in 2009. Segment operating income was 9.1 percent and 8.7 percent of sales and service revenues for the six months ended June, 30, 2010, and 2009, respectively. The increase in segment operating income for the three and six month periods are primarily due to performance improvements across all operating segments except Shipbuilding. See Segment Operating Results below for further information.

Unallocated Corporate (Expenses) Income – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated corporate expenses for the three months ended June 30, 2010, increased by $67 million as compared to the same period in 2009, due primarily to a gain resulting from a legal settlement offset by other legal provisions and related costs in 2009. Unallocated corporate expenses for the six months ended June 30, 2010, increased by $47 million as compared to the same period in 2009, due primarily to the 2009 legal settlement, partially offset by lower environmental expenses in the 2010 period.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended June 30, 2010, and 2009, net pension expenses were $8 million and $76 million, respectively. For the six months ended June 30, 2010, and 2009, net pension expenses were $16 million and $152 million, respectively. The decrease in net pension expense is primarily due to lower GAAP pension expense as a result of favorable returns on pension plan assets in 2009.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. See Other, net below.

Interest Expense
Interest expense for the three months ended June 30, 2010, was $68 million and was comparable with the same period in 2009. Interest expense for the six months ended June 30, 2010, increased $5 million as compared with the same period in 2009, primarily due to higher interest expense on capital leases.

Other, net
Other, net for the three and six months ended June 30, 2010, decreased $23 million and $24 million, respectively, as compared with the same periods in 2009, primarily due to unfavorable mark to market adjustments on investments in marketable securities used as a funding source for non-qualified employee benefits.

Federal and Foreign Income Taxes
Excluding the net tax benefits of $296 million discussed below, our effective tax rates on earnings from continuing operations for the three and six months ended June 30, 2010, were 35.0 percent and 34.1 percent, as compared with 33.9 percent for the three and six months ended June 30, 2009. In the second quarter 2010, we recognized net tax benefits of approximately $296 million, primarily as a result of a final settlement with the Internal Revenue Service (IRS) and the U.S. Congressional Joint Committee on Taxation related to our tax returns for the years ended 2004 through 2006. See Note 14 to the condensed consolidated financial statements in Part I, Item 1.

Discontinued Operations
Earnings from discontinued operations for the six months ended June 30, 2010, is primarily attributable to an additional gain on the sale of our Advisory Services Division (ASD), which was sold in December 2009, to reflect the purchase price adjustment called for under the sale agreement.

Earnings from discontinued operations for the three and six months ended June 30, 2009, were primarily attributable to the operating results of ASD. See Note 5 to the condensed consolidated financial statements in Part I, Item 1.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended June 30, 2010, were $2.34 per share, as compared with $1.13 per share in the same period in 2009. Earnings per share are based on weighted average diluted shares outstanding of 303.8 million for the three months ended June 30, 2010, and 325.8 million for the same period in 2009.

Diluted earnings per share from continuing operations for the six months ended June 30, 2010, were $3.85 per share, as compared with $2.23 per share in the same period in 2009. Earnings per share are based on weighted average diluted shares outstanding of 305.0 million for the six months ended June 30, 2010, and 328.9 million for the same period in 2009. See Note 8 to the condensed consolidated financial statements in Part I, Item 1.

The 2004-2006 IRS tax settlement of $296 million discussed above and the pre-tax charge of $113 million related to the consolidation of the Gulf Coast shipyards (see Note 6 to the condensed consolidated financial statements in Part I, Item 1) increased our diluted earnings per share from continuing operations on a net basis by approximately $0.73 per share in 2010.

Net Cash Provided by Operating Activities
For the three months ended June 30, 2010, net cash provided by operating activities was $619 million as compared with $830 million net cash provided by operating activities for the same period in 2009. The decrease of $211 million in cash provided by operating activities reflects higher discretionary funding of employee benefit plans, timing of collections and higher tax payments, partially offset by higher net earnings.

For the six months ended June 30, 2010, net cash provided by operating activities was $88 million as compared with $658 million net cash provided by operating activities for the same period in 2009. The decrease of $570 million in cash provided by operating activities reflects timing of collections, higher tax payments and higher discretionary funding of employee benefit plans, partially offset by higher net earnings.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Sales and Service Revenues
Aerospace Systems	$2,842	$2,673	$5,538	$5,129
Electronic Systems	1,984	1,967	3,866	3,755
Information Systems	2,123	2,151	4,187	4,244
Shipbuilding	1,598	1,524	3,319	2,899
Technical Services	801	702	1,564	1,334
Intersegment eliminations	(522)	(472)	(1,038)	(881)

Total sales and service revenues	$8,826	$8,545	$17,436	$16,480

Segment Operating Income (Loss)
Aerospace Systems	$335	$257	$631	$515
Electronic Systems	264	251	490	480
Information Systems	205	163	388	349
Shipbuilding	(16)	14	90	98
Technical Services	52	43	101	80
Intersegment eliminations	(68)	(48)	(118)	(87)

Total segment operating income	$772	$680	$1,582	$1,435

Non-segment factors affecting operating income
Unallocated corporate (expenses) income	(46)	21	(79)	(32)
Net pension adjustment	(8)	(76)	(16)	(152)
Royalty income adjustment	(2)	(11)	(6)	(18)

Total operating income	$716	$614	$1,481	$1,233

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

Segment Operating Income – Segment operating income reflects the aggregate performance results of contracts within a business area or segment. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of corporate expenses such as management and administration, legal, environmental, certain compensation costs and other retiree benefits, and other expenses not considered allowable or allocable under applicable CAS regulations and the FAR, and therefore not allocated to the segments. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded.

Operating income may also be affected by, among other things, the effects of workforce stoppages, natural disasters (such as hurricanes and earthquakes), resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized (such as warranty reserves) could also impact contract earnings. Where such items have occurred, and the effects are material, a separate description is provided.

Contract Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page 34.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Sales and service revenues	$2,842	$2,673	$5,538	$5,129
Segment operating income	335	257	631	515
As a percentage of segment sales	11.8%	9.6%	11.4%	10.0%

Sales and Service Revenues
Aerospace Systems revenue for the three months ended June 30, 2010, increased $169 million, or 6 percent, as compared with the same period in 2009. The increase is primarily due to $129 million higher sales in BM&ES, $92 million higher sales in S&SS, and $49 million higher sales in SS, partially offset by $107 million lower sales in AP&T. The increase in BM&ES is primarily due to higher sales volume on the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System, EA-18G and EA-6B programs, partially offset by lower sales volume on the Joint Surveillance Target Attack Radar System (Joint STARS) program. The increase in S&SS is due to higher sales volume on the Global Hawk High-Altitude Long-Endurance (HALE) Systems, F-35, and B-2 programs, partially offset by the termination of the Kinetic Energy Interceptor (KEI) program in the second quarter of 2009 and decreased activity on the Intercontinental Ballistic Missile (ICBM) program. The increase in SS is primarily due to higher sales volume on restricted programs. The decrease in AP&T is primarily due to lower sales volume on restricted programs.

Aerospace Systems revenue for the six months ended June 30, 2010, increased $409 million, or 8 percent, as compared with the same period in 2009. The increase is primarily due to $254 million higher sales in BM&ES, $210 million higher sales in S&SS, and $120 million higher sales in SS, partially offset by $188 million lower sales in AP&T. The increase in BM&ES is primarily due to higher sales volume on the BAMS Unmanned Aircraft System, EA-18G, E-2D Advanced Hawkeye, and EA-6B programs. The increase in S&SS is due to higher sales volume on the Global Hawk HALE Systems, F-35, B-2, and F/A-18 programs, partially offset by the termination of the KEI program in the second quarter of 2009 and decreased activity on the ICBM program. The increase in SS is due to higher sales volume on certain restricted programs and the Advanced Extremely High Frequency (AEHF) program, partially offset by lower sales volume on the Space Tracking and Surveillance System (STSS) program. The decrease in AP&T is primarily due to lower sales volume on restricted programs.

Segment Operating Income
Operating income at Aerospace Systems for the three months ended June 30, 2010, increased $78 million, or 30 percent, as compared with the same period in 2009 and operating income as a percentage of sales grew to 11.8 percent from 9.6 percent in the same period in 2009. The increase is primarily due to $59 million in net performance improvements across various programs, principally within S&SS and $19 million from the higher sales volume discussed above.

Operating income at Aerospace Systems for the six months ended June 30, 2010, increased $116 million, or 23 percent, as compared with the same period in 2009 and operating income as a percentage of sales grew to 11.4 percent from 10 percent in the same period in 2009. The increase is primarily due to $69 million in net performance improvements across various programs, principally within S&SS and $47 million from the higher sales volume discussed above.

ELECTRONIC SYSTEMS

Business Description
Electronic Systems is a world leader in the design, development, manufacture and integration of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronic Systems provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air and missile defense, communications, mail processing, biochemical detection, ship bridge control and radar, ship machinery controls, and shipboard components. The segment is composed of five business areas: Intelligence, Surveillance & Reconnaissance (ISR) Systems; Land and Self Protection Systems; Naval & Marine Systems; Navigation Systems; and Targeting Systems.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Sales and service revenues	$1,984	$1,967	$3,866	$3,755
Segment operating income	264	251	490	480
As a percentage of segment sales	13.3%	12.8%	12.7%	12.8%

Sales and Service Revenues
Electronic Systems revenue for the three months ended June 30, 2010, increased $17 million, or 1 percent, as compared with the same period in 2009. The increase is primarily due to $96 million higher sales in Targeting Systems, partially offset by $46 million lower sales in ISR and $18 million lower sales on various naval and marine systems and domestic navigation space programs. The increase in Targeting Systems is due to increased unit deliveries on the F-16 V (9) Kits program, and higher sales volume on the F-35 Low Rate Initial Production (LRIP) program. The decrease in ISR is due to lower sales volume on certain restricted programs and postal automation programs.

Electronic Systems revenue for the six months ended June 30, 2010, increased $111 million, or 3 percent, as compared with the same period in 2009. The increase is primarily due to $182 million higher sales in Targeting Systems, partially offset by $51 million lower sales in ISR. The increase in Targeting Systems is primarily due to increased unit deliveries on F-22 and F-16 V (9) Kits programs and higher sales volume on the F-35 LRIP program. The decrease in ISR is due to lower sales volume on certain restricted programs and postal automation programs.

Segment Operating Income
Operating income at Electronic Systems for the three months ended June 30, 2010, increased $13 million, or 5 percent, as compared with the same period in 2009. The increase in operating income is primarily due to net performance improvements in Targeting Systems and Land and Self Protection Systems programs, partially offset by unfavorable performance adjustments for postal automation programs.

Operating income at Electronic Systems for the six months ended June 30, 2010, increased $10 million, or 2 percent, as compared with the same period in 2009. The increase in operating income is primarily due to the higher sales volume discussed above, partially offset by unfavorable performance adjustments on postal automation programs.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Sales and service revenues	$2,123	$2,151	$4,187	$4,244
Segment operating income	205	163	388	349
As a percentage of segment sales	9.7%	7.6%	9.3%	8.2%

Sales and Service Revenues
Information Systems revenue for the three months ended June 30, 2010, decreased $28 million, or 1 percent, as compared with the same period in 2009. The decrease is primarily due to $20 million lower sales in Civil Systems. The decrease in Civil Systems is primarily due to lower volume on the New York City Wireless (NYCWiN) and Armed Forces Health Longitudinal Technology Application (AHLTA) programs. Increased sales on various programs in Defense Systems were offset by lower sales on various programs in Intelligence Systems.

Information Systems revenue for the six months ended June 30, 2010, decreased $57 million, or 1 percent, as compared with the same period in 2009. The decrease is primarily due to $55 million lower sales volume in Civil Systems as a result of lower sales volume on the AHLTA and NYCWiN programs.

Segment Operating Income
Operating income at Information Systems for the three months ended June 30, 2010, increased $42 million, or 26 percent, as compared with the same period in 2009. The increase is primarily due to performance improvements on a number of Civil Systems programs, including $18 million on the NYCWiN program resulting from risk retirement related to a subcontractor, partially offset by the lower sales volume discussed above.

Operating income at Information Systems for the six months ended June 30, 2010, increased $39 million, or 11 percent, as compared with the same period in 2009. The increase is primarily due to performance improvements on a number of Civil Systems programs, including $18 million on the NYCWiN program resulting from risk retirement related to a subcontractor and the lower sales volume discussed above.

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

Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense; Fleet Support; and Services & Other.

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Sales and service revenues	$1,598	$1,524	$3,319	$2,899
Segment operating (loss) income	(16)	14	90	98
As a percentage of segment sales	–1.0%	0.9%	2.7%	3.4%

Sales and Service Revenues
Shipbuilding revenue for the three months ended June 30, 2010, increased $74 million, or 5 percent, as compared with the same period in 2009. The increase is primarily due to $83 million higher sales in Aircraft Carriers and $60 million higher sales in Expeditionary Warfare, partially offset by $64 million lower sales in Surface Combatants. The increase in Aircraft Carriers is primarily due to higher sales volume on the Gerald R. Ford construction programs. The increase in Expeditionary Warfare is primarily due to higher sales volume in the LPD and LHA programs, partially offset by the delivery of the LHD 8 in the second quarter 2009. Additionally, during the second quarter 2010, we announced the winding down of shipbuilding operations at our Avondale facility in 2013 (see Note 6 to the condensed consolidated financial statements in Part I, Item 1) and reduced revenues by $115 million to reflect revised estimates to complete LPDs 23 and 25. In the second quarter 2009, we reduced revenues by $100 million to reflect revised estimates to complete the LPD-class ships and the LHA 6. The decrease in Surface Combatants is due to lower sales volume on the DDG programs.

Shipbuilding revenue for the six months ended June 30, 2010, increased $420 million, or 14 percent, as compared with the same period in 2009. The increase is primarily due to $273 million higher sales in Expeditionary Warfare and $143 million higher sales in Aircraft Carriers. The increase in Expeditionary Warfare is due to higher sales volume in the LPD and LHA programs, partially offset by delivery of the LHD 8 in 2009, and also reflects the revenue reduction in 2010 and 2009 as discussed above. The increase in Aircraft Carriers is primarily due to higher sales volume on the Gerald R. Ford construction programs, partially offset by lower volume on the USS George H.W. Bush construction, which was delivered in 2009.

Segment Operating (Loss) Income
Operating income at Shipbuilding for the three months ended June 30, 2010, decreased $30 million, as compared with the same period in 2009. The decrease is principally due to a $113 million pre-tax charge in Expeditionary Warfare for LPDs 23 and 25 resulting from the company’s decision to wind down shipbuilding operations at the Avondale facility in 2013 (see Note 6 to the condensed consolidated financial statements in Part I, Item 1) as well as negative performance adjustments on various contracts in Expeditionary Warfare and Surface Combatants. The prior year quarter included a $105 million pre-tax charge in 2009 in Expeditionary Warfare for cost growth on the LPD-class ships and LHA 6.

Operating income at Shipbuilding for the six months ended June 30, 2010, decreased $8 million, or 8 percent, as compared with the same period in 2009. The decrease is primarily due to the unfavorable program performance impacts on LPDs under construction at the Avondale facility resulting from the company’s decision to wind down shipbuilding operations at that facility as discussed above. In 2009, operating income included a favorable adjustment on the LHD 8 contract, which was more than offset by unfavorable adjustments on the DDG 51 and LPD 17 programs.

TECHNICAL SERVICES

Business Description
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, while also providing a wide array of technical services including training and simulation. The segment consists of three areas of business: Defense and Government Services Division (DGSD); Training Solutions Division (TSD); and Integrated Logistics and Modernization Division (ILMD).

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Sales and service revenues	$801	$702	$1,564	$1,334
Segment operating income	52	43	101	80
As a percentage of segment sales	6.5%	6.1%	6.5%	6.0%

Sales and Service Revenues
Technical Services revenue for the three months ended June 30, 2010, increased $99 million, or 14 percent, as compared with the same period in 2009. The increase is primarily due to $50 million higher sales in ILMD, $28 million higher sales in TSD, and $21 million higher sales in DGSD. The increase in ILMD is primarily due to the continued ramp-up of the recently awarded KC-10 and C-20 programs. The increase in TSD is primarily due to higher volume on the Joint Warfighting Center (JWFC) program. The increase in DGSD is primarily due to increased activity on the Department of Energy programs at National Security Technology (NSTec), as well as higher sales volume on the Combined Tactical Training Ranges program.

Technical Services revenue for the six months ended June 30, 2010, increased $230 million, or 17 percent, as compared with the same period in 2009. The increase is primarily due to $155 million higher sales in ILMD, $40 million higher sales in DGSD and $37 million higher sales in TSD. The increase in ILMD was primarily due to the continued ramp-up of the KC-10 and C-20 programs, higher sales volume in the Counter Narco-Terrorism Program Office (CNTPO) program, higher demand on the Hunter Contractor Logistics Support program in support of the DoD’s surge in Intelligence, Surveillance, and Reconnaissance (ISR) initiatives, and additional UK Airborne Warning and Control System radar support. The increase in TSD was primarily due to higher volume on the JWFC program as well as increased activity on the Saudi Arabia National Guard Modernization and Training program. The increase in DGSD is primarily due increased activity on NSTec, as well as higher sales volume on the Ft. Polk program.

Segment Operating Income
Operating income at Technical Services for the three months ended June 30, 2010, increased $9 million, or 21 percent, as compared with the same period in 2009. The increase in operating income is primarily due to the higher sales volume discussed above. Operating income as a percentage of sales increased 40 basis points and reflects improved program performance and program mix changes.

Operating income at Technical Services for the six months ended June 30, 2010, increased $21 million, or 26 percent, as compared with the same period in 2009. The increase in operating income is primarily due to the higher sales volume discussed above. Operating income as a percentage of sales increased 50 basis points and reflects improved program performance and a program mix changes.

BACKLOG

Definition
Total backlog at June 30, 2010, was approximately $66 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded indefinite delivery indefinite quantity (IDIQ) orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

Backlog consisted of the following at June 30, 2010, and December 31, 2009:

	June 30, 2010			December 31, 2009
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Aerospace Systems	$9,526	$13,124	$22,650	$8,320	$16,063	$24,383
Electronic Systems	7,907	2,024	9,931	7,591	2,784	10,375
Information Systems	4,581	5,547	10,128	4,319	4,508	8,827
Shipbuilding	11,085	7,333	18,418	11,294	9,151	20,445
Technical Services	2,893	1,992	4,885	2,352	2,804	5,156

Total backlog	$35,992	$30,020	$66,012	$33,876	$35,310	$69,186

New Awards
The estimated value of contract awards included in backlog during the six months ended June 30, 2010, was $13.4 billion. Significant new awards during this period include $802 million for the VITA program, $598 million for the Global Hawk HALE program, $501 million for the E2-D Advance Hawkeye program, $319 million for the Joint National Integration Center Research and Development Contract program and various restricted awards.

Backlog Adjustment
In the second quarter of 2010, we reached an agreement with the Commonwealth of Virginia related to the Virginia IT outsourcing contract. The agreement defined minimum revenue amounts for the remaining years under the base contract and extended the contract for three additional years through 2019. We recorded a favorable backlog adjustment of $824 million for the definitization of the base contract revenues for years 2011 through 2016, while the contract extension and 2010 portion of the base contract revenues, totaling $802 million, were recorded as new awards in the period.

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

The table below summarizes key components of cash flow provided by operating activities:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Net earnings	$711	$394	$1,180	$783
Other non-cash items(1)	195	216	395	471
Retiree benefit funding (in excess of) less than expense	(176)	176	(69)	171
Trade working capital increase	(111)	(9)	(1,418)	(864)
Cash provided by discontinued operations		53		97

Net cash provided by operating activities	$619	$830	$88	$658

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.

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

For 2010, cash generated from operations supplemented by borrowings under credit facilities and in the capital markets, if needed, is expected to be sufficient to service debt and contract obligations, finance capital expenditures, fund required and voluntary pension contributions, continue acquisition of shares under the share repurchase program, and continue paying dividends to our shareholders.

The table below reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2010	2009	2010	2009
Net cash provided by operating activities	$619	$830	$88	$658
Less:
Capital expenditures	(103)	(135)	(238)	(297)
Outsourcing contract and related software costs	(1)	(19)	(4)	(37)

Free cash flow from operations	$515	$676	$(154)	$324

Cash Flows
The following is a discussion of our major operating, investing and financing activities for the six months ended June 30, 2010, and 2009, respectively, as classified in the condensed consolidated statements of cash flows located in Part I, Item 1.

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2010, was $88 million compared with $658 million for the same period in 2009. The decrease of $570 million in cash provided by operating activities reflects timing of collections, higher tax payments and higher discretionary funding of employee benefit plans, partially offset by higher net earnings.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2010, was $218 million compared with $362 million in the same period of 2009. The $144 million decrease in cash used in investing activities is primarily due to $59 million in lower capital expenditures and $33 million in lower outsourcing contract and related software costs. Additionally, $33 million was used in the prior period to acquire Sonoma Photonics, Inc., as well as assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2010, was $1.1 billion compared to $744 million in the same period of 2009. The $357 million increase in cash used in financing activities is primarily due to $432 million in higher share repurchases and the payment on a $89 million senior note that matured in February 2010, partially offset by $86 million in higher proceeds from stock option exercises.

ACCOUNTING STANDARDS UPDATES

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to accounting standards updates.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Form 10-Q and the information we are incorporating by reference, other than statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends” and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in our 2009 Form 10-K, those identified under Risk Factors in Part II, Item 1A and other important factors disclosed in this report, and from time to time in our other filings with the SEC.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those discussed in our 2009 Form 10-K.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical satellite relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

Airborne Warning and Control System (AWACS) radar	Provide all-weather surveillance and command, control and communications needed by commanders of air tactical forces.

Armed Forces Health Longitudinal Technology Application (AHLTA)	An enterprise-wide medical and dental clinical information system that provides secure online access to health records.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Combined Tactical Training Ranges (CTTR)	NGTS operates and maintains equipment and sensors for US Navy air to surface ranges at 13 locations across the U.S.

Program Name	Program Description

Counter Narco-Terrorism Program Office (CNTPO)	Counter Narco-Terrorism Program Office provides support to the U.S. Government, coalition partners, and host nations in Technology Development and Application Support; Training; Operations and Logistics Support; and Professional and Executive Support. The program provides equipment and services to research, develop, upgrade, install, fabricate, test, deploy, operate, train, maintain, and support new and existing federal Government platforms, systems, subsystems, items, and host-nation support initiatives.

C-20	Contractor Logistics Services (CLS) contract supporting the U.S. Air Force, Army, Navy and Marine Corps C-20 aircraft including depot maintenance, contractor operational and maintained base supply, flight line maintenance and field team support at multiple Main Operating Bases (MOBs), located in the United States and overseas.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

E-2 Hawkeye	The U.S. Navy’s airborne battle management command and control mission system platform providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D Advanced Hawkeye. Recently the Navy approved Milestone C for Low Rate Initial Production.

EA-6B	The EA-6B (Prowler) primary mission is to jam enemy radar and communications, thereby preventing them from directing hostile surface-to-air missiles at assets the Prowler protects. When equipped with the improved ALQ-218 receiver and the next generation ICAP III (Increased Capability) Airborne Electronic Attack (AEA) suite the Prowler is able to provide rapid detection, precise classification, and highly accurate geolocation of electronic emissions and counter modern, frequency-hopping radars. A derivative/variant of the EA-6B ICAP III mission system is also being incorporated into the F/A-18 platform and designated the EA-18G.

EA-18G	The armed services’ only offensive tactical radar jamming aircraft. The Increased Capability (ICAP) III mission system capability, developed for the EA-6B Prowler, will be in incorporated into an F/A-18 platform (designated the EA-18G).

F-16 Block 60	Direct commercial firm fixed-price program with Lockheed Martin Aeronautics Company to develop and produce 80 Lot systems for aircraft delivery to the United Arab Emirates Air Force as well as test equipment and spares to be used to support in-country repairs of sensors.

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

Program Name	Program Description

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities. In addition, Northrop Grumman is responsible for overall design and integration of the F-22 Communication, Navigation, and Identification (CNI) system.

F-35 Joint Strike Fighter	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

Ft. Polk program	Provide logistical support including vehicle and equipment maintenance, base supply, transportation and deployment/redeployment support for Fort Polk and rotational training units.

Gerald R. Ford-class aircraft carriers	Design and construction for the new class of aircraft carriers.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Develop, deliver and sustain the Global Hawk HALE unmanned aerial system and its derivatives to both domestic and international customers for intelligence, reconnaissance, and surveillance, including deployment of assets to support the global war on terror. The Global Hawk system has a central role in ISR missions supporting operations in Afghanistan and Iraq.

Hunter Contractor Logistics Support (CLS)	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

Joint National Integration Center Research and Development Contract (JRDC)	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

Joint Surveillance Target Attack Radar System (Joint STARS)	Joint STARS detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and Army command posts.

Joint Warfighting Center Support (JWFC)	Provide non-personal general and technical support to the USJFCOM Joint Force Trainer / Joint Warfighting Center to ensure the successful worldwide execution of the Joint Training and Transformation missions.

KC-10	Contractor Logistics Services (CLS) contract supporting the U.S. Air Force KC-10 tanker fleet including depot maintenance, supply chain management, maintenance and management at locations in the United States and worldwide.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight. This program was terminated for the U.S. government’s convenience in 2009.

Program Name	Program Description

LHA	Amphibious assault ships that will provide forward presence and power projection as an integral part of joint, interagency, and multinational maritime expeditionary forces.

LHD	The multipurpose amphibious assault ship LHD is the centerpiece of an Expeditionary Strike Group (ESG). In wartime, these ships deploy very large numbers of troops and equipment to assault enemy-held beaches. Like LPD, only larger, in times of peace, these ships have ample space for non-combatant evacuations and other humanitarian missions. The program of record is 8 ships of which Makin Island (LHD 8) is the last.

LPD	The LPD 17 San Antonio Class is the newest addition to the Navy’s 21st Century amphibious assault force. The 684-foot-long, 105-foot-wide ships have a crew of 360 and are used to transport and land 700 to 800 Marines, their equipment, and supplies by embarked air cushion or conventional landing craft and assault vehicles, augmented by helicopters or other rotary wing aircraft. The ships will support amphibious assault, special operations, or expeditionary warfare and humanitarian missions.

National Security Technology (NSTec)	Manage and operate the Nevada Test Site facility, providing infrastructure support, including management of the nuclear explosives safety team, supporting hazardous chemical spill testing, emergency response training and conventional weapons testing.

New York City Wireless Network (NYCWiN)	Provide New York City’s broadband public-safety wireless network.

Saudi Arabia National Guard Modernization and Training (SANG)	Provide military training, logistics and support services to modernize the Saudi Arabian National Guard’s capabilities to unilaterally execute and sustain military operations.

Space Tracking and Surveillance System (STSS)	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard sensors to provide target acquisition, tracking, and discrimination of ballistic missile threats to the United States and its deployed forces and allies. The program includes delivery of two flight demonstration satellites and the ground processing segment.

USS George H. W. Bush	The 10th and final Nimitz-class aircraft carrier that will incorporate many new design features, commissioned in early 2009 (CVN 77).

Virginia IT Outsource (VITA)	Provide high-level IT consulting, IT infrastructure and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include variable-rate short-term borrowings under the credit agreement and short-term investments. At June 30, 2010, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. We have a modest exposure to interest rate risk resulting from an interest rate swap agreement. Our sensitivity to a 1 percent change in interest rates is tied to our $2 billion credit agreement, which had no balance outstanding at June 30, 2010, or December 31, 2009, and to our interest rate swap agreement. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Derivatives – We do not hold or issue derivative financial instruments for trading purposes. We may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At June 30, 2010, and December 31, 2009, we had one interest rate swap agreement in effect. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Foreign Currency – We enter into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At June 30, 2010, and December 31, 2009, the amount of foreign currency forward contracts outstanding was not material. We do not consider the market risk exposure related to foreign currency exchange to be material to the condensed consolidated financial statements. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of June 30, 2010, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2010, no change occurred in our internal controls over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 10 to the condensed consolidated financial statements in Part I, Item 1. In addition to the matters disclosed in Note 10, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such matters will individually, or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in our 2009 Form 10-K, as amended or supplemented by the information, if any, in Part II, Item 1A below.

Item 1A.	Risk Factors

The information presented below sets forth material changes from the risk factors described in “Item 1A – Risk Factors” in our 2009 Annual Report on Form 10-K and should be read in conjunction with the risk factors and information described therein.

We are exploring strategic alternatives for our Shipbuilding segment, including a possible spin-off. We cannot assure you that a transaction will result, or that, if completed, we would realize the anticipated benefits thereof.

In July 2010, we announced that we are evaluating strategic alternatives for the Shipbuilding segment, including, but not limited to, a spin-off to our shareholders. We cannot assure you that the exploration of these strategic alternatives will result in any transaction. Our ability to complete a transaction involving the Shipbuilding segment in a timely manner, or even at all, will be subject to several factors, including: changes in the company’s operating performance; our ability to obtain any necessary third-party consents and required regulatory approvals; changes in governmental regulations and policies; changes in business, political and economic conditions in the United States; and in connection with a possible spin-off, our ability to obtain a private letter ruling from the Internal Revenue Service and an independent tax opinion that the spin-off will be tax-free to the company and our shareholders. If a transaction involving the Shipbuilding segment is delayed for any reason, we may not realize the anticipated benefits, and if a transaction does not occur, we will not realize such benefits. Each of these risks could adversely affect our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended June 30, 2010:

			Total Numbers of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number		Part of Publicly	Be Purchased Under the
	of Shares	Average Price	Announced Plans or	Plans or Programs
Period	Purchased(1)	Paid per Share(2)	Programs	($ in millions)
April 1 through April 30, 2010	194,225	$63.56	194,225	$426
May 1 through May 31, 2010	2,458,283	61.04	2,458,283	276
June 1 through June 30, 2010	3,911,000	58.28	3,911,000	2,048

Total	6,563,508	$59.47	6,563,508	$2,048 (1)

(1)	On December 19, 2007, our board of directors authorized a share repurchase program of up to $2.5 billion of our outstanding common stock. On November 5, 2009, the board of directors authorized an additional $1.1 billion to the December 19, 2007 authorization. As of June 30, 2010, we had $48 million remaining under this authorization for share repurchases.

On June 16, 2010, our board of directors authorized a share repurchase program of up to $2.0 billion of our common stock. No repurchases took place under this authorization during the period.

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

On May 7, 2010, we provided Non-Renewal Notices to those executive officers who are parties to a Northrop Grumman Corporation January 2010 Special Agreement relating to change in control of our company. The Non-Renewal Notices stated that such Agreements would not be renewed after the end of their current terms on December 31, 2010. The January 2010 Special Agreements are described in our definitive proxy statement filed with the SEC on April 9, 2010.

On June 28, 2010, we entered into a Consultant Contract with Dr. Ronald D. Sugar, our former Chairman and Chief Executive Officer, for a one-year period commencing on July 1, 2010. The contract calls for Dr. Sugar to provide advice to our company and to participate in meetings and events for its benefit as we may request in consideration of a monthly consulting fee of $16,680. A copy of the Consultant Contract is attached as Exhibit 10.1 to this report and incorporated herein by reference.

On January 4, 2010, we announced our decision to move our corporate office from Los Angeles, California to the Washington D.C. area. On July 12, 2010, we entered into an agreement to purchase an existing 334,407 square foot building located at 2980 Fairview Park Drive, Falls Church, Virginia, as the new location for our corporate office and we expect to initiate operations in Virginia in the summer of 2011.

Item 6.	Exhibits

3.1		Restated Certificate of Incorporation of Northrop Grumman Corporation dated May 19, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K dated and filed May 25, 2010)
3.2		Bylaws of Northrop Grumman Corporation, as amended, May 19, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K dated and filed May 25, 2010)
*+10	.1	Consultant Agreement dated June 28, 2010 between Ronald D. Sugar and Northrop Grumman Corporation
*+10	.2	Non-Employee Director Compensation Term Sheet, effective May 19, 2010
*12	(a)	Computation of Ratio of Earnings to Fixed Charges
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101		Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

+		Management contract or compensatory plan or arrangement

*		Filed with this Report

**		Furnished with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 28, 2010