Form 10-Q
period 2010-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2010-10-27
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of October 25, 2010, 291,988,630 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions, except per share amounts	2010	2009	2010	2009
Sales and Service Revenues
Product sales	$5,303	$4,982	$16,373	$14,972
Service revenues	3,411	3,368	9,777	9,858

Total sales and service revenues	8,714	8,350	26,150	24,830

Cost of Sales and Service Revenues
Cost of product sales	4,096	4,027	12,759	12,007
Cost of service revenues	3,092	2,960	8,846	8,768
General and administrative expenses	725	744	2,263	2,203

Operating income	801	619	2,282	1,852
Other (expense) income
Interest expense	(68)	(76)	(216)	(219)
Other, net	13	41	10	62

Earnings from continuing operations before income taxes	746	584	2,076	1,695
Federal and foreign income taxes	257	120	414	497

Earnings from continuing operations	489	464	1,662	1,198
Earnings from discontinued operations, net of tax	8	26	15	75

Net earnings	$497	$490	$1,677	$1,273

Basic Earnings Per Share
Continuing operations	$1.67	$1.46	$5.57	$3.72
Discontinued operations	.02	.09	.05	.23

Basic earnings per share	$1.69	$1.55	$5.62	$3.95

Weighted-average common shares outstanding, in millions	293.5	317.1	298.6	322.0

Diluted Earnings Per Share
Continuing operations	$1.64	$1.45	$5.49	$3.67
Discontinued operations	.03	.08	.05	.23

Diluted earnings per share	$1.67	$1.53	$5.54	$3.90

Weighted-average diluted shares outstanding, in millions	297.6	320.6	302.5	326.1

Net earnings (from above)	$497	$490	$1,677	$1,273
Other comprehensive income
Change in cumulative translation adjustment	18	20	(34)	44
Change in unrealized gain on marketable securities and cash flow hedges, net of tax				35
Change in unamortized benefit plan costs, net of tax	39	53	118	159

Other comprehensive income, net of tax	57	73	84	238

Comprehensive income	$554	$563	$1,761	$1,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	September 30,	December 31,
$ in millions	2010	2009
Assets
Cash and cash equivalents	$2,528	$3,275
Accounts receivable, net of progress payments	4,172	3,394
Inventoried costs, net of progress payments	1,193	1,170
Deferred tax assets	718	524
Prepaid expenses and other current assets	392	272

Total current assets	9,003	8,635
Property, plant, and equipment, net of accumulated depreciation of $4,608 in 2010 and $4,216 in 2009	4,767	4,868
Goodwill	13,517	13,517
Other purchased intangibles, net of accumulated amortization of $1,943 in 2010 and $1,871 in 2009	801	873
Pension and post-retirement plan assets	324	300
Long-term deferred tax assets	654	1,010
Miscellaneous other assets	1,110	1,049

Total assets	$30,176	$30,252

Liabilities
Notes payable to banks	$15	$12
Current portion of long-term debt	757	91
Trade accounts payable	1,677	1,921
Accrued employees’ compensation	1,238	1,281
Advance payments and billings in excess of costs incurred	2,069	1,954
Other current liabilities	2,007	1,726

Total current liabilities	7,763	6,985
Long-term debt, net of current portion	3,437	4,191
Pension and post-retirement plan liabilities	4,511	4,874
Other long-term liabilities	1,271	1,515

Total liabilities	16,982	17,565

Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2010 – 292,228,109; 2009 – 306,865,201	292	307
Paid-in capital	7,827	8,657
Retained earnings	8,005	6,737
Accumulated other comprehensive loss	(2,930)	(3,014)

Total shareholders’ equity	13,194	12,687

Total liabilities and shareholders’ equity	$30,176	$30,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30
$ in millions	2010	2009
Operating Activities
Sources of Cash – Continuing Operations
Cash received from customers
Progress payments	$4,361	$5,472
Collections on billings	21,145	19,013
Other cash receipts	28	32

Total sources of cash – continuing operations	25,534	24,517

Uses of Cash – Continuing Operations
Cash paid to suppliers and employees	(22,796)	(21,681)
Pension contributions	(438)	(832)
Interest paid, net of interest received	(254)	(240)
Income taxes paid, net of refunds received	(933)	(675)
Excess tax benefits from stock-based compensation	(12)	(2)
Other cash payments	(35)	(29)

Total uses of cash – continuing operations	(24,468)	(23,459)

Cash provided by continuing operations	1,066	1,058
Cash provided by discontinued operations		144

Net cash provided by operating activities	1,066	1,202

Investing Activities
Payments for businesses purchased		(33)
Additions to property, plant, and equipment	(398)	(436)
Payments for outsourcing contract costs and related software costs	(5)	(58)
Other investing activities, net	22	(12)

Net cash used in investing activities	(381)	(539)

Financing Activities
Net borrowings under lines of credit	3	4
Proceeds from issuance of long-term debt		850
Principal payments of long-term debt	(91)	(73)
Proceeds from exercises of stock options and issuances of common stock	112	29
Dividends paid	(408)	(405)
Excess tax benefits from stock-based compensation	12	2
Common stock repurchases	(1,060)	(650)

Net cash used in financing activities	(1,432)	(243)

(Decrease) increase in cash and cash equivalents	(747)	420
Cash and cash equivalents, beginning of period	3,275	1,504

Cash and cash equivalents, end of period	$2,528	$1,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Nine Months Ended
	September 30
$ in millions	2010	2009
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$1,677	$1,273
Adjustments to reconcile to net cash provided by operating activities
Depreciation	436	424
Amortization of assets	101	113
Stock-based compensation	103	83
Excess tax benefits from stock-based compensation	(12)	(2)
(Increase) decrease in
Accounts receivable, net	(779)	(64)
Inventoried costs, net	(46)	(239)
Prepaid expenses and other current assets	(9)	(39)
Increase (decrease) in
Accounts payable and accruals	(332)	(182)
Deferred income taxes	87	136
Income taxes payable	(121)	(158)
Retiree benefits	4	(208)
Other non-cash transactions, net	(43)	(79)

Cash provided by continuing operations	1,066	1,058
Cash provided by discontinued operations		144

Net cash provided by operating activities	$1,066	$1,202

Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$55	$38

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended
	September 30
$ in millions, except per share	2010	2009
Common Stock
At beginning of period	$307	$327
Common stock repurchased	(18)	(15)
Employee stock awards and options	3	3

At end of period	292	315

Paid-in Capital
At beginning of period	8,657	9,645
Common stock repurchased	(1,026)	(648)
Employee stock awards and options	196	64

At end of period	7,827	9,061

Retained Earnings
At beginning of period	6,737	5,590
Net earnings	1,677	1,273
Dividends declared	(409)	(406)

At end of period	8,005	6,457

Accumulated Other Comprehensive Loss
At beginning of period	(3,014)	(3,642)
Other comprehensive income, net of tax	84	238

At end of period	(2,930)	(3,404)

Total shareholders’ equity	$13,194	$12,429

Cash dividends declared per share	$1.37	$1.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
$ in millions	2010	2009
Cumulative translation adjustment	$7	$41
Net unrealized gain on marketable securities and cash flow hedges, net of tax expense of $3 as of September 30, 2010, and December 31, 2009	4	4
Unamortized benefit plan costs, net of tax benefit of $1,909 as of September 30, 2010, and $1,984 as of December 31, 2009	(2,941)	(3,059)

Total accumulated other comprehensive loss	$(2,930)	$(3,014)

The changes in the unamortized benefit plan costs, net of tax, were $118 million and $159 million, respectively, for the nine months ended September 30, 2010, and 2009 and are included in other comprehensive income in the condensed consolidated statements of operations. Unamortized benefit plan costs consist primarily of net after-tax actuarial loss amounts totaling $2,960 million and $3,082 million as of September 30, 2010, and December 31, 2009, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions. Net actuarial gains or losses are amortized to expense when they exceed ten percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over the average future service period of employees of approximately ten years.

NORTHROP GRUMMAN CORPORATION

Financial Statement Reclassifications – Certain amounts in the prior period financial statements and related notes have been reclassified to reflect the realignment of business operations in 2010 (see Note 7) and to conform to the 2010 presentation.

2.	ACCOUNTING STANDARDS UPDATES

Accounting Standards Updates Not Yet Effective
Accounting Standards Updates not effective until after September 30, 2010, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Marketable Securities – The company holds a portfolio of marketable securities, primarily consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value, substantially all of which are based upon quoted market prices for identical instruments in active markets (Level 1 inputs). As of September 30, 2010, and December 31, 2009, respectively, there were marketable equity securities of $61 million and $58 million included in prepaid expenses and other current assets and $250 million and $233 million of marketable equity securities included in miscellaneous other assets.

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

As of September 30, 2010, an interest rate swap with a notional value of $200 million and foreign currency purchase and sale forward contract agreements with notional values of $60 million and $103 million, respectively, were designated for hedge accounting. The remaining notional values outstanding at September 30, 2010, under foreign currency purchase and sale forward contracts of $13 million and $70 million, respectively, were not designated for hedge accounting.

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

The derivative fair values and related unrealized gains and losses at September 30, 2010, and December 31, 2009, were not material.

There were no material transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended September 30, 2010.

Cash Surrender Value of Life Insurance Policies – The company maintains whole life insurance policies on a group of executives which are recorded at their cash surrender value as determined by the insurance carrier. Additionally, the company has split-dollar life insurance policies on former officers and executives from acquired businesses which are recorded at the lesser of their cash surrender value or premiums paid. The policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of September 30, 2010, and December 31, 2009, respectively, the carrying values associated with these policies of $248 million and $242 million were recorded in miscellaneous other assets.

Long-Term Debt – As of September 30, 2010, and December 31, 2009, the carrying values of long-term debt were $4.2 billion and $4.3 billion, respectively, and the related estimated fair values were $5.1 billion and $4.8 billion, respectively. The fair value of long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

On July 30, 2009, the company issued $350 million of 5-year and $500 million of 10-year unsecured senior obligations. Interest on the notes is payable semi-annually in arrears at fixed rates of 3.70 and 5.05 percent, respectively, per annum, and the notes will mature on August 1, 2014, and August 1, 2019, respectively. These senior notes are subject to redemption at the company’s discretion at any time prior to maturity. The net proceeds from these notes were used for general corporate purposes including debt repayment, acquisitions, share repurchases, pension plan funding, and working capital. On October 15, 2009, a portion of the net proceeds was used to retire $400 million of 8 percent senior debt that had matured.

The carrying amounts of all other financial instruments not discussed above approximate fair value due to their short-term nature.

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

Dispositions
In December 2009, the company sold its Advisory Services Division (ASD) for $1.65 billion in cash to an investor group led by General Atlantic, LLC, and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. During the nine months ended September 30, 2010, favorable

NORTHROP GRUMMAN CORPORATION

adjustments totaling $13 million, net of taxes, have been recorded to reflect the purchase price adjustment called for under the sale agreement and the utilization of additional capital loss carry-forwards. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other Northrop Grumman businesses also in the Information Systems segment that provide systems engineering technical assistance (SETA) and other analysis and advisory services. Sales and operating income for this business for the three months ended September 30, 2009, were approximately $376 million and $36 million, respectively. Sales and operating income for this business for the nine months ended September 30, 2009, were approximately $1.2 billion and $111 million, respectively. The operating results of this business unit are reported as discontinued operations in the condensed consolidated financial statements for all periods presented.

6.	SHIPBUILDING STRATEGIC ACTIONS

In July 2010, the company announced plans to consolidate its Gulf Coast shipbuilding operations by winding down its shipbuilding work at the Avondale, Louisiana facility in 2013 after completing the LPD-class ships currently under construction. Future LPD-class ships will be built in a single production line at the company’s Pascagoula, Mississippi facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity. Due to the consolidation, the company expects higher costs to complete ships currently under construction in Avondale due to anticipated reductions in productivity and increased the estimates to complete LPDs 23 and 25 by approximately $210 million. The company recognized a $113 million pre-tax charge to Shipbuilding’s operating income for these contracts. The company is currently exploring alternative uses of the Avondale facility by potential new owners, including alternative opportunities for the workforce there.

In addition, the company anticipates that it will incur substantial restructuring and facilities shutdown-related costs, including, but not limited to, severance, relocation expense, and asset write-downs related to the Avondale facility decision. These costs are believed to be allowable expenses under government accounting standards and are thus expected to be recoverable in future years’ overhead costs.

The company also announced in July 2010 that it will evaluate whether a separation of the Shipbuilding segment would be in the best interests of shareholders, customers, and employees by allowing both the company and the Shipbuilding segment to more effectively pursue their respective opportunities to maximize long-term value. Strategic alternatives for the Shipbuilding segment include, but are not limited to, a spin-off to the company’s shareholders. While the company continues its evaluation of strategic alternatives for the Shipbuilding segment, it will continue to be reported in continuing operations.

Subsequent Event – In preparation for a possible spin-off to the company’s shareholders, a registration statement on Form 10 for the shares of New Ships, Inc. was filed with the SEC in October 2010. Additionally, in connection with, and prior to, the possible spin-off, the company intends to tender for the $200 million Gulf Opportunity Zone Industrial Revenue Development Bonds at par (see Note 11). If the spin-off proceeds, New Ships, Inc. will become the parent company for the shipbuilding business.

7.	SEGMENT INFORMATION

The company is aligned into five reportable segments: Aerospace Systems, Electronic Systems, Information Systems, Shipbuilding, and Technical Services.

In January 2010, the company transferred its internal information technology services unit from the Information Systems segment to the company’s corporate shared services group. The intersegment sales and operating income for this unit that were previously recognized in the Information Systems segment are immaterial and have been eliminated for all periods presented.

NORTHROP GRUMMAN CORPORATION

The following table presents segment sales and service revenues for the three and nine months ended September 30, 2010, and 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Sales and service revenues
Aerospace Systems	$2,706	$2,527	$8,244	$7,656
Electronic Systems	1,874	1,839	5,740	5,594
Information Systems	2,123	2,118	6,310	6,362
Shipbuilding	1,670	1,650	4,989	4,549
Technical Services	871	692	2,435	2,026
Intersegment eliminations	(530)	(476)	(1,568)	(1,357)

Total sales and service revenues	$8,714	$8,350	$26,150	$24,830

The following table presents segment operating income reconciled to total operating income for the three and nine months ended September 30, 2010, and 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Operating income
Aerospace Systems	$303	$265	$934	$780
Electronic Systems	261	215	751	695
Information Systems	190	168	578	517
Shipbuilding	101	113	191	211
Technical Services	56	41	157	121
Intersegment eliminations	(54)	(52)	(172)	(139)

Total segment operating income	857	750	2,439	2,185
Non-segment factors affecting operating income
Unallocated corporate expenses	(46)	(55)	(125)	(87)
Net pension adjustment	(8)	(72)	(24)	(224)
Royalty income adjustment	(2)	(4)	(8)	(22)

Total operating income	$801	$619	$2,282	$1,852

Unallocated Corporate Expenses – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable United States (U.S.) Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments, for costs related to management and administration, legal, environmental, certain compensation costs and retiree benefits, and other expenses.

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

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.1 million shares and 3.9 million shares for the three and nine months ended September 30, 2010, respectively. The dilutive effect of these securities totaled 3.5 million shares and 4.1 million shares for the three and nine months ended September 30, 2009, respectively. The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2010, exclude anti-dilutive stock options to purchase approximately 4.5 million and 2.6 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the period. The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2009, exclude anti-dilutive stock options to purchase approximately 8.2 million and 10.5 million shares, respectively.

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2009:

					Shares Repurchased
					(in millions)
			Total Shares		Nine Months Ended
Repurchase Program	Amount Authorized	Average Price Per	Retired	Date	September 30
Authorization Date	(in millions)	Share(2)	(in millions)	Completed	2010	2009
December 19, 2007	$3,600	$59.82	60.2	August 2010	15.7	14.7
June 16, 2010(1)	2,000	57.36	2.1		2.1

					17.8	14.7

(1)	On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. As of the end of the third quarter 2010, the company had $1.9 billion remaining under this authorization for share repurchases.

(2)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

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
The carrying amounts of goodwill at September 30, 2010, and December 31, 2009, were as follows:

	Aerospace	Electronic	Information		Technical
$ in millions	Systems	Systems	Systems	Shipbuilding	Services	Total
Goodwill	$3,801	$2,402	$5,248	$1,141	$925	$13,517

Accumulated goodwill impairment losses at September 30, 2010, and December 31, 2009, totaled $3.1 billion of which $570 million and $2,490 million were at the Aerospace Systems and Shipbuilding segments, respectively.

NORTHROP GRUMMAN CORPORATION

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,644	$(1,862)	$782	$2,644	$(1,793)	$851
Other purchased intangibles	100	(81)	19	100	(78)	22

Total	$2,744	$(1,943)	$801	$2,744	$(1,871)	$873

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 30 years. Aggregate amortization expense for the three and nine months ended September 30, 2010, was $22 million and $72 million, respectively. Aggregate amortization expense for the three and nine months ended September 30, 2009, was $26 million and $78 million, respectively.

The table below shows expected amortization for purchased intangibles for the remainder of 2010 and for the next five years:

$ in millions
Year ending December 31
2010 (October 1 – December 31)	$20
2011	57
2012	56
2013	48
2014	36
2015	34

10.	INVESTIGATIONS, CLAIMS AND LITIGATION

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

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper. The Coast Guard advised Integrated Coast Guard Systems, LLC (ICGS), which was formed by the contractors (Lockheed Martin Corporation and Northrop Grumman Shipbuilding, Inc.) to perform the Deepwater Modernization Program, that it was seeking approximately $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In 2008, the Coast Guard advised ICGS that the Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act

NORTHROP GRUMMAN CORPORATION

complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. On February 12, 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against ICGS, Lockheed Martin Corporation and the company relating to the 123-foot conversion effort. Damages under the False Claims Act are subject to trebling. On October 15, 2009, the three defendants moved to dismiss the Fifth Amended complaint. On April 5, 2010, the District Court ruled on the defendants’ motions to dismiss, granting them in part and denying them in part. As to the company, the District Court dismissed conspiracy claims and those pertaining to the C4ISR systems. The District Court denied the motion with respect to those claims relating to hull, mechanical and engineering work. The matter is set for trial on October 29, 2010. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

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

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. The June 2009 trial date was vacated. The litigation has been stayed until the next scheduled status conference, which has been set for January 27, 2011.

On March 27, 2007, the U.S. District Court for the Central District of California consolidated two Employee Retirement Income Security Act (ERISA) lawsuits that had been separately filed on September 28, 2006, and January 3, 2007, into In Re Northrop Grumman Corporation ERISA Litigation. The plaintiffs seek to have the lawsuits certified as class actions. On August 6, 2007, the District Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the District Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On September 8, 2009, the Ninth Circuit vacated the Order denying class certification and remanded the issue to the District Court for further consideration. As required by the Ninth Circuit’s Order, the case was also reassigned to a different judge. The plaintiffs’ renewed motion for class certification was rejected on a procedural technicality, but they are expected to re-file. The trial is scheduled for March 8, 2011.

On June 22, 2007, a putative class action was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al., in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The

NORTHROP GRUMMAN CORPORATION

plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008 the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the employer-funded component of the pension benefit. After the remand, the plaintiffs filed a motion to certify a class. The parties also filed cross-motions for summary judgment. On January 26, 2010, the District Court granted summary judgment in favor of the Plan and denied plaintiffs’ motion for summary judgment. The District Court also denied plaintiffs’ motion for class certification and struck the trial date of March 23, 2010 as unnecessary given the District Court’s grant of summary judgment for the Plan. Plaintiffs appealed the District Court’s order to the Ninth Circuit.

Based upon the information available, the company believes that the resolution of any of these various claims and legal proceedings would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Matters – The company is pursuing legal action against an insurance provider arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 11). The company commenced the action against Factory Mutual Insurance Company (FM Global) on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. FM Global appealed the District Court’s order, and on August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. On April 2, 2009, the Ninth Circuit denied the company’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, the company filed a motion seeking leave of court to file a complaint adding Aon Risk Services, Inc. of Southern California (Aon) as a defendant. On July 1, 2009, FM Global filed a motion for partial summary judgment seeking a determination that the California efficient proximate cause doctrine is not applicable or that it affords no coverage under the policy. On August 26, 2010, the District Court denied the company’s motion to add Aon as a defendant to the case pending in the District Court, finding that the company has a viable option to bring suit against Aon in state court if the company chooses. Also on August 26, the District Court granted FM Global’s motion for summary judgment based upon California’s doctrine of efficient proximate cause, and denied FM Global’s motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent Northrop Grumman sustained wind damage apart from the storm surge. Northrop Grumman intends to continue to pursue the breach of contract action against FM Global and will consider whether to bring a separate action against Aon in state court. Based on the current status of the litigation no assurances can be made as to the ultimate outcome of this matter; however, the ultimate resolution of this matter is not expected to have a negative effect on the company’s consolidated financial position or results of operations.

During 2008, the company received notification from Munich-American Risk Partners (Munich Re), the only remaining insurer within the primary layer of insurance coverage with which a resolution has not been reached, that it will pursue arbitration proceedings against the company related to approximately $19 million owed by Munich Re to Northrop Grumman Risk Management Inc. (NGRMI), a wholly-owned subsidiary of the company, for certain losses related to Hurricane Katrina. An arbitration was later invoked by Munich Re in the United Kingdom under the reinsurance contract. The company was also notified that Munich Re is seeking reimbursement of approximately $44 million of funds previously advanced to NGRMI for payment of claim losses of which Munich Re provided reinsurance protection to NGRMI pursuant to an executed reinsurance contract, and $6 million of adjustment expenses. The company believes that NGRMI is entitled to full

NORTHROP GRUMMAN CORPORATION

reimbursement of its covered losses under the reinsurance contract and has substantive defenses to the claim of Munich Re for return of the funds paid to date. If matters are resolved in NGRMI’s favor, then NGRMI would be entitled to the remaining $19 million owed for covered losses and it would have no further obligations to Munich Re. Any payments to be made to NGRMI in connection with this matter would be for the benefit of the company and any reimbursement to be made to Munich Re would be made by the company.

11.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2010, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees performance obligations of its subsidiaries under certain contracts. In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangements and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangements. At September 30, 2010, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters – The estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2010, the range of reasonably possible future costs for environmental remediation sites is $268 million to $662 million, of which $125 million is accrued in other current liabilities and $184 million is accrued in other long-term liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs (current portion) and miscellaneous other assets (non-current portion). Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

NORTHROP GRUMMAN CORPORATION

Hurricane Impacts – In 2008, a subcontractor’s operations in Texas were severely impacted by Hurricane Ike. The subcontractor produced compartments for two of the LPD amphibious transport dock ships under construction at the Gulf Coast shipyards. In 2009, the company received $25 million of insurance proceeds representing interim payments for property damages on the Hurricane Ike insurance claim. In the first quarter of 2010, the company received $17 million in final settlement of its claim and recorded the insurance proceeds as operating income at the Shipbuilding segment.

In August 2005, the company’s Gulf Coast operations were significantly impacted by Hurricane Katrina and the company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. As of the date of the storm, the company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The company has recovered a portion of its Hurricane Katrina claim and expects that its remaining disputes with its insurers, FM Global and Munich Re, will be resolved separately.

The company has full entitlement to any insurance recoveries related to business interruption impacts on net profitability resulting from these hurricanes. However, because of uncertainties concerning the ultimate determination of recoveries related to business interruption claims, in accordance with company policy no such amounts are recognized until they are resolved with the insurers. Furthermore, due to the uncertainties with respect to the company’s disagreement with FM Global in relation to the Hurricane Katrina claim, no receivables for insurance recoveries from FM Global have been recognized by the company in the accompanying condensed consolidated financial statements.

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

Shipbuilding Quality Issues – In conjunction with a second quarter 2009 review of design, engineering and production processes at Shipbuilding undertaken as a result of leaks discovered in the USS San Antonio’s (LPD 17) lube oil system, the company became aware of quality issues relating to certain pipe welds on ships under production in the Gulf Coast as well as those that had previously been delivered. Since that discovery, the company has been working with its customer to determine the nature and extent of the pipe weld issue and its possible impact on related shipboard systems. This effort has resulted in the preparation of a technical analysis of the problem, additional inspections on the ships, a rework plan for ships previously delivered and in various stages of production, and modifications to the work plans for ships being placed into production, all of which has been done with the knowledge and support of the U.S. Navy. Incremental costs associated with the anticipated resolution of these matters, and determined to be Shipbuilding’s responsibility, have been reflected in the financial performance analysis and contract booking rates beginning with the second quarter of 2009.

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

NORTHROP GRUMMAN CORPORATION

implemented on ships under construction at this time and the Navy is implementing some changes on in-service ships in the class at the earliest opportunity.

In July 2010, the Navy released its report documenting the results of a Judge Advocate General’s manual (JAGMAN) investigation of the failure of MPDE bearings on LPD 17 subsequent to the Navy’s Planned Maintenance Availability (PMA), which was completed in October 2009. During sea trials following the completion of the Navy conducted PMA, one of the ship’s MPDEs suffered a casualty as the result of a bearing failure. The JAGMAN investigation determined that the bearing failure could be attributed to a number of possible factors, including deficiencies in the acquisition process, maintenance, training, and execution of shipboard programs, as well as debris from the construction process. Shipbuilding’s technical personnel reviewed the JAGMAN report and provided feedback to the Navy on the report, recommending that the company and the Navy perform a comprehensive review of the LPD 17 Class propulsion system design and its associated operation and maintenance procedure in order to enhance reliability. Discussions between the company and the Navy on this recommendation are ongoing.

The company and the Navy continue to work in partnership to investigate and identify any additional corrective actions to address quality issues associated with ships manufactured in the company’s Gulf Coast shipyards, and the company will implement appropriate corrective actions. The company does not believe that the ultimate resolution of the matters described above will have a material adverse effect upon its consolidated financial position, results of operations or cash flows.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At September 30, 2010, there were $406 million of stand-by letters of credit, $123 million of bank guarantees, and $453 million of surety bonds outstanding.

The company has also guaranteed a $200 million loan made to Shipbuilding in connection with the Gulf Opportunity Zone Industrial Revenue Development Bonds issued by the Mississippi Business Finance Corporation in December 2006. Under the guaranty, the company guaranteed to the Bond Trustee the repayment of all payments due under the trust indenture and loan agreement (see Note 6). In addition, a subsidiary of the company has guaranteed Shipbuilding’s outstanding $84 million Economic Development Revenue Bonds (Ingalls Shipbuilding, Inc. Project), Taxable Series 1999A.

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

U.S. Government Claims – From time to time, the U.S. Government advises the company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s expected exposure to the matters raised by the U S Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The company believes, but can give no assurance, that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Operating Leases – Rental expense for operating leases (net of immaterial amounts of sublease rental income), for the three and nine months ended September 30, 2010, was $117 million and $374 million, respectively, and $147 million and $430 million, respectively, for the three and nine months ended September 30, 2009.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

NORTHROP GRUMMAN CORPORATION

12.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefits		Benefits		Life Benefits
$ in millions	2010	2009	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$165	$166	$12	$13	$494	$495	$37	$37
Interest cost	348	336	39	40	1,046	1,010	116	122
Expected return on plan assets	(437)	(388)	(14)	(12)	(1,312)	(1,166)	(42)	(36)
Amortization of:
Prior service cost (credit)	11	11	(15)	(15)	35	35	(45)	(45)
Net loss from previous years	61	85	7	7	183	255	20	21

Net periodic benefit cost	$148	$210	$29	$33	$446	$629	$86	$99

Defined contribution plans cost	$79	$89			$250	$249

Employer Contributions – The company’s required minimum funding in 2010 for its pension plans and its medical and life benefit plans are approximately $57 million and $171 million, respectively. For the nine months ended September 30, 2010, contributions of $438 million, including voluntary pension contributions totaling $390 million, and $103 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

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

New Health Care Legislation – The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law during the first quarter of 2010. These new laws will impact the company’s future costs of providing health care benefits to its employees beginning in 2013 and beyond. The initial passage of the laws will eliminate the company’s tax benefits under the Medicare prescription drug subsidies associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003 beginning in 2013, but these drug subsidies are not material to the consolidated financial statements. The company has also begun participation in the Early Retiree Reinsurance Program that became effective on June 1, 2010. The company continues to assess the extent to which the provisions of the new laws will affect its future health care and related employee benefit plan costs.

13.	STOCK COMPENSATION PLANS

At September 30, 2010, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, which is applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee Directors, as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards and restricted stock awards.

NORTHROP GRUMMAN CORPORATION

Compensation Expense
Total pre-tax stock-based compensation expense for the nine months ended September 30, 2010, and 2009, was $99 million and $79 million, respectively, of which $22 million and $15 million related to stock options and $77 million and $64 million related to stock awards, respectively. Tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation during the nine months ended September 30, 2010, and 2009, were $39 million and $31 million, respectively. In addition, the company realized tax benefits of $13 million and $2 million from the exercise of stock options and $34 million and $47 million from the issuance of stock awards in the nine months ended September 30, 2010, and 2009, respectively.

At September 30, 2010, there was $190 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $21 million relates to stock options and $169 million relates to stock awards. These amounts are expected to be charged to expense over a weighted-average period of 1.5 years.

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

The significant weighted-average assumptions relating to the valuation of the company’s stock options granted during the nine months ended September 30, 2010, and 2009, were as follows:

	2010	2009
Dividend yield	2.9%	3.6%
Volatility rate	25%	25%
Risk-free interest rate	2.3%	1.7%
Expected option life (years)	6	6

The company grants stock options primarily to executives, and the expected term of six years is based on these employees’ exercise behavior. In 2009, the company granted stock options to non-executives and assigned an expected term of five years for valuing these stock options. The company believes that this stratification of expected terms best represents future expected exercise behavior between the two employee groups. The shorter expected life of employee stock options had an insignificant effect on the weighted average expected option life for the nine months ended September 30, 2010, and 2009.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2010, and 2009, was $11 and $7 per share, respectively.

NORTHROP GRUMMAN CORPORATION

Stock option activity for the nine months ended September 30, 2010, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2010	14,442	$53	3.8 years	$88
Granted	1,941	60
Exercised	(2,312)	49
Cancelled and forfeited	(392)	54

Outstanding at September 30, 2010	13,679	$55	3.9 years	$113

Vested and expected to vest in the future at September 30, 2010	13,546	$55	3.9 years	$112

Exercisable at September 30, 2010	10,415	$55	3.3 years	$92

Available for grant at September 30, 2010	7,400

The total intrinsic value of stock options exercised during the nine months ended September 30, 2010, and 2009, was $32 million and $6 million, respectively. Intrinsic value is measured as the excess of the fair market value at the date of exercise (for stock options exercised) or at September 30, 2010 (for outstanding options), over the applicable exercise price.

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

Stock award activity for the nine months ended September 30, 2010, and 2009, is presented in the tables below. Vested awards include stock awards fully vested during the year and net adjustments to reflect the final performance measure for issued shares.

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2010	3,658	$58	1.6 years
Granted	2,229	60
Vested	(55)	68
Forfeited	(278)	56

Outstanding at September 30, 2010	5,554	$59	1.4 years

Available for grant at September 30, 2010	814

NORTHROP GRUMMAN CORPORATION

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2009	3,276	$75	1.4 years
Granted	2,356	45
Vested	(185)	66
Forfeited	(259)	69

Outstanding at September 30, 2009	5,188	$62	1.4 years

The company issued 1.3 million and 2.5 million shares to employees in settlement of prior year stock awards that were fully vested, which had total fair values at issuance of $76 million and $111 million and grant date fair values of $91 million and $161 million during the nine months ended September 30, 2010, and 2009, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of the performance adjustments and changes in the fair market value of the company’s common stock.

14.	INCOME TAXES

The company’s effective tax rates on income from continuing operations were 34.5 percent and 19.9 percent for the three and nine months ended September 30, 2010, and 20.5 percent and 29.3 percent for the same periods in 2009. The company’s effective tax rates differ from the statutory federal rate primarily due to manufacturing deductions and the impact of the settlements with the Internal Revenue Service (IRS).

In the second quarter of 2010, the company received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation (Joint Committee) of the IRS’ examination of the company’s tax returns for the years 2004 through 2006. As a result of the settlement, the company recognized net tax benefits of approximately $296 million (of which $66 million was in cash), which were recorded as a reduction to the company’s provision for income taxes. In connection with the settlement in the second quarter of 2010, the company reduced its liability for uncertain tax positions, including previously accrued interest, by $311 million.

In the third quarter of 2009, the company reached a final settlement with the IRS and the Joint Committee on all of the remaining issues from the IRS’ examination of the company’s tax returns for the years ended 2001-2003 and recognized net tax benefits of approximately $75 million during the quarter.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently conducting an examination of the company’s tax returns for the years 2007 through 2009. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and of cash flows and of changes in shareholders’ equity for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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
October 26, 2010

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), which provides a more thorough discussion of our products and services, industry outlook, and business trends. See discussion of consolidated operating results starting on page 24 and discussion of segment operating results starting on page 28.

Business Outlook and Operational Trends – Except as discussed below under “Economic Opportunities, Challenges, and Risks”, there have been no material changes to our products and services, industry outlook, or business trends from those disclosed in our 2009 Form 10-K.

Economic Opportunities, Challenges, and Risks – The U.S. is engaged in a multi-front, multi-decade struggle that we expect will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when they are also pursuing modernization of its forces and capabilities as well as reducing overhead and inefficiencies. The DoD has announced various initiatives designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods and services from defense contractors. The most recent initiatives are organized in five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. These new initiatives are expected to impact significantly the contracting environment in which we do business with our DoD customers, and they could have a significant impact on current programs as well as new business opportunities. Changes to the DoD acquisition system and contracting models could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so. These initiatives are still fairly new and we cannot currently predict the specific impacts to our business.

The fiscal year 2011 budget submitted by the President and currently under deliberation in Congress requests $548.9 billion in discretionary authority for the DoD base budget, representing a modest increase over the 2010 budget. Having not passed any of the appropriations funding bills relating to our customer base prior to the start of the new fiscal year on October 1, 2010, the U.S. government, our largest customer, will operate under a Continuing Resolution that funds programs and services at fiscal year 2010 levels. The Continuing Resolution is set to expire on December 3, 2010, and at this time it is unknown if or when Congress will pass the fiscal year 2011 spending bills for Federal agencies. An extended Continuing Resolution that funds programs at fiscal year 2010 levels will affect the performance of some of our programs and potentially delay new awards. Although reductions to certain programs in which we participate or for which we expect to compete are always possible, we believe that spending on recapitalization, modernization and maintenance of defense and homeland security assets will continue to be a national priority. Future defense spending is expected to include the development and procurement of some new manned and unmanned military platforms and systems. Advanced electronics and software that enhance the capabilities of individual systems and provide for the real-time integration of individual surveillance, information management, strike, and battle management platforms are also expected to be a priority. Given the current era of irregular warfare, we expect an increase in investment in persistent awareness with intelligence, surveillance and reconnaissance (ISR) systems, cyber warfare, and expansion of information available for the warfighter to make timely decisions.

Recent Developments in U.S. Government Cost Accounting Standards (CAS) Pension Recovery Rules – On May 10, 2010, the CAS Board published a Notice of Proposed Rulemaking (NPRM) that if adopted would provide a framework to partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) funding requirements. As with the Advance Notice of Proposed Rulemaking (ANPRM) that was issued on September 2, 2008, the NPRM would “harmonize” by mitigating the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act (ERISA) minimum funding requirements. Compared to the ANPRM, the NPRM simplifies the rules and the transition process, and results in an acceleration of allowable CAS pension costs over the next five years as compared with our current CAS pension costs. Until the final rule is published, and to the extent that the final rule does not completely eliminate mismatches between ERISA funding requirements and CAS pension costs, government contractors maintaining defined benefit pension plans will continue to experience a timing mismatch between required contributions and pension expenses recoverable under CAS. Although the CAS Board may issue its final rule in 2010, we do not expect the rule to be issued until 2011. The final rule is expected to apply to contracts starting the year following the award of the first CAS covered contract after the effective date of the new rule This would mean the rule would most likely apply to our contracts in either 2011 or 2012. We anticipate that contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.

Certain notable events or activities during 2010 included the following:

Significant financial events for the nine months ended September 30, 2010

■	Contributed voluntary pension funding amounts totaling $390 million.
■	Increased quarterly stock dividend from $0.43 per share to $0.47 per share.
■	Repurchased 17.8 million common shares for $1.1 billion.
■	Recorded $113 million pre-tax charge related to the consolidation of the Gulf Coast shipyards.
■	Recognized net tax benefits of $296 million in connection with Internal Revenue Service (IRS) settlement on our tax returns for years 2004 through 2006.

Other notable events for the nine months ended September 30, 2010

■	Authorized new share repurchases of up to $2.0 billion.
■	Reached agreement with the Commonwealth of Virginia related to the Virginia IT outsourcing contract (VITA).
■	Announced in July the consolidation of the Gulf Coast shipyards and decision to explore strategic alternatives for the Shipbuilding business. In preparation for a possible spin-off of the Shipbuilding business to the company’s shareholders, a registration statement on Form 10 for the shares of New Ships, Inc. was filed with the SEC in October 2010.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2009 Form 10-K.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions, except per share	2010	2009	2010	2009
Sales and service revenues	$8,714	$8,350	$26,150	$24,830
Cost of sales and service revenues	7,188	6,987	21,605	20,775
General and administrative expenses	725	744	2,263	2,203
Operating income	801	619	2,282	1,852
Interest expense	(68)	(76)	(216)	(219)
Other, net	13	41	10	62
Federal and foreign income tax expense	257	120	414	497
Diluted earnings per share from continuing operations	1.64	1.45	5.49	3.67
Net cash provided by operating activities	978	544	1,066	1,202

Operating Performance Assessment and Reporting
We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments described in our 2009 Form 10-K. Our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Due to the Federal Acquisition Regulation (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts, however, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations generally focuses around our five segments versus distinguishing between products and services. Our Aerospace Systems, Electronic Systems and Shipbuilding segments generate predominantly product sales, while the Information Systems and Technical Services segments generate predominantly service revenues.

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Product sales	$5,303	$4,982	$16,373	$14,972
Service revenues	3,411	3,368	9,777	9,858

Sales and service revenues	$8,714	$8,350	$26,150	$24,830

Sales and service revenues for the three and nine months ended September 30, 2010, increased $364 million and $1.3 billion, respectively, as compared with the same periods in 2009, reflecting higher sales in all operating segments except Information Systems for the nine month period. See the Segment Operating Results section below for further information.

Cost of Sales and Service Revenues
Cost of sales and service revenues and general and administrative expenses are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Cost of sales and service revenues
Cost of product sales	$4,096	$4,027	$12,759	$12,007
% of product sales	77.2%	80.8%	77.9%	80.2%
Cost of service revenues	3,092	2,960	8,846	8,768
% of service revenues	90.6%	87.9%	90.5%	88.9%
General and administrative expenses	725	744	2,263	2,203
% of total sales and service revenues	8.3%	8.9%	8.7%	8.9%

Cost of sales and service revenues	$7,913	$7,731	$23,868	$22,978

Cost of Product Sales and Service Revenues – The decrease in cost of product sales as a percentage of product sales for the three and nine months ended September 30, 2010, as compared with the same periods in 2009, is primarily due to performance improvements at Aerospace Systems and Electronic Systems.

The increase in cost of service revenues as a percentage of service revenues for the three months and nine months ended September 30, 2010, as compared with the same periods in 2009, is primarily due to program mix changes at Information Systems.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses as a percentage of total sales and service revenues decreased from 8.9 percent for the three and nine months ended September 30, 2009, to 8.3 percent and 8.7 percent, respectively, for the comparable periods in 2010, primarily due to cost reductions realized from the 2009 operating segment realignments.

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

The table below reconciles segment operating income to total operating income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Segment operating income	$857	$750	$2,439	$2,185
Unallocated corporate expenses	(46)	(55)	(125)	(87)
Net pension adjustment	(8)	(72)	(24)	(224)
Royalty income adjustment	(2)	(4)	(8)	(22)

Total operating income	$801	$619	$2,282	$1,852

Segment Operating Income – Segment operating income for the three months ended September 30, 2010, increased $107 million, or 14 percent, as compared with the same period in 2009. Segment operating income was 9.8 percent and 9.0 percent of sales and service revenues for the three months ended September 30, 2010, and 2009, respectively. Segment operating income for the nine months ended September 30, 2010, increased $254 million, or 12 percent, as compared with the same period in 2009. Segment operating income was 9.3 percent and 8.8 percent of sales and service revenues for the nine months ended September, 30, 2010, and 2009, respectively. The increases in segment operating income for the three and nine month periods are primarily due to performance improvements across all operating segments except Shipbuilding. See Segment Operating Results below for further information.

Unallocated Corporate Expenses – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated corporate expenses for the three months ended September 30, 2010, decreased by $9 million as compared to the same period in 2009, primarily due to lower environmental expenses in the 2010 period. Unallocated corporate expenses for the nine months ended September 30, 2010, increased by $38 million as compared to the same period in 2009, primarily due to a gain resulting from a 2009 legal settlement, partially offset by lower environmental expenses in the 2010 period.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended September 30, 2010, and 2009, net pension expenses were $8 million and $72 million, respectively. For the nine months ended September 30, 2010, and 2009, net pension expenses were $24 million and $224 million, respectively. The decrease in net pension expense is primarily due to lower GAAP pension expense as a result of favorable returns on pension plan assets in 2009 for 2010.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. See Other, net below.

Interest Expense
Interest expense for the three and nine months ended September 30, 2010, decreased $8 million and $3 million, respectively, as compared with the same periods in 2009. During the third quarter of 2009, we issued new senior notes for $350 million and $500 million at 3.70 percent and 5.05 percent, respectively, and used a portion of the net proceeds to retire $400 million of 8 percent senior debt that matured in October 2009.

Other, net
Other, net for the three months ended September 30, 2010, decreased $28 million as compared with the same period in 2009, primarily due to a gain for the recovery of a loan to an affiliate in the 2009 period. Other, net for the nine months ended September 30, 2010 decreased $52 million, as compared with the same period in 2009, primarily due to unrealized losses on foreign currency contracts in the 2010 period, lower royalty income and lower returns on investments in marketable securities used as a funding source for non-qualified employee benefits.

Federal and Foreign Income Taxes
Our effective tax rates on earnings from continuing operations for the three and nine months ended September 30, 2010, were 34.5 percent and 19.9 percent, as compared with 20.5 percent and 29.3 percent for the three and nine months ended September 30, 2009. Our effective tax rates differ from the statutory federal rate primarily due to manufacturing deductions and the recognition of net tax benefits as a result of final settlements with the IRS. See Note 14 to the condensed consolidated financial statements in Part I, Item 1.

Discontinued Operations
Earnings from discontinued operations for the nine months ended September 30, 2010, were primarily attributable to adjustments to the gain on the 2009 sale of our Advisory Services Division (ASD) to reflect purchase price adjustments and the utilization of additional capital loss carry-forwards.

Earnings from discontinued operations for the three and nine months ended September 30, 2009, were primarily attributable to the operating results of ASD. See Note 5 to the condensed consolidated financial statements in Part I, Item 1.

Diluted Earnings Per Share
Diluted earnings per share from continuing operations for the three months ended September 30, 2010, were $1.64 per share, as compared with $1.45 per share in the same period in 2009. Earnings per share are based on weighted average diluted shares outstanding of 297.6 million for the three months ended September 30, 2010, and 320.6 million for the same period in 2009.

Diluted earnings per share from continuing operations for the nine months ended September 30, 2010, were $5.49 per share, as compared with $3.67 per share in the same period in 2009. Earnings per share are based on weighted average diluted shares outstanding of 302.5 million for the nine months ended September 30, 2010, and 326.1 million for the same period in 2009. See Note 8 to the condensed consolidated financial statements in Part I, Item 1.

Net Cash Provided by Operating Activities
For the three months ended September 30, 2010, net cash provided by operating activities was $978 million as compared with $544 million for the same period in 2009. The increase of $434 million reflects lower discretionary funding of our employee benefit plans, higher net earnings and lower working capital requirements, partially offset by higher tax payments. Additionally, the prior year period included $47 million of cash generated by our discontinued operations.

For the nine months ended September 30, 2010, net cash provided by operating activities was $1.1 billion as compared with $1.2 billion for the same period in 2009. The decrease of $136 million is primarily due to $144 million of cash generated by our discontinued operations in the 2009 period and also reflects higher working capital requirements and higher tax payments, partially offset by lower discretionary funding of our employee benefit plans and higher net earnings in the 2010 period.

SEGMENT OPERATING RESULTS

Basis of Presentation
We are aligned into five reportable segments: Aerospace Systems, Electronic Systems, Information Systems, Shipbuilding and Technical Services.

In January 2010, we transferred our internal information technology services unit from the Information Systems segment to our corporate shared services group. Exhibit 99.1 to this Form 10-Q shows the effects of this realignment. The intersegment sales and operating income for this unit that were previously recognized in the Information Systems segment are immaterial and have been eliminated for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Sales and Service Revenues
Aerospace Systems	$2,706	$2,527	$8,244	$7,656
Electronic Systems	1,874	1,839	5,740	5,594
Information Systems	2,123	2,118	6,310	6,362
Shipbuilding	1,670	1,650	4,989	4,549
Technical Services	871	692	2,435	2,026
Intersegment eliminations	(530)	(476)	(1,568)	(1,357)

Total sales and service revenues	$8,714	$8,350	$26,150	$24,830

Operating Income
Aerospace Systems	$303	$265	$934	$780
Electronic Systems	261	215	751	695
Information Systems	190	168	578	517
Shipbuilding	101	113	191	211
Technical Services	56	41	157	121
Intersegment eliminations	(54)	(52)	(172)	(139)

Total segment operating income	$857	$750	$2,439	$2,185
Non-segment factors affecting operating income
Unallocated corporate expenses	(46)	(55)	(125)	(87)
Net pension adjustment	(8)	(72)	(24)	(224)
Royalty income adjustment	(2)	(4)	(8)	(22)

Total operating income	$801	$619	$2,282	$1,852

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

Segment Operating Income – Segment operating income reflects the aggregate performance results of contracts within a business area or segment. Excluded from this measure are certain costs not directly associated with contract performance, including the portion of corporate expenses such as management and administration, legal, environmental, certain compensation costs and other retiree benefits, and other expenses not considered allowable or allocable under applicable CAS regulations and the FAR, and therefore not allocated to the segments. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates for the period. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded.

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

Contract Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page 36.

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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2010	2009	2010	2009
Sales and service revenues	$2,706	$2,527	$8,244	$7,656
Segment operating income	303	265	934	780
As a percentage of segment sales	11.2%	10.5%	11.3%	10.2%

Sales and Service Revenues
Aerospace Systems revenue for the three months ended September 30, 2010, increased $179 million, or 7 percent, as compared with the same period in 2009. The increase is primarily due to $144 million higher sales in BM&ES and $90 million higher sales in S&SS, partially offset by $69 million lower sales in AP&T. The increase in BM&ES is primarily due to higher sales volume on the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System, Joint Surveillance Target Attack Radar System (Joint STARS), EA-6B programs and the ramp-up on the newly awarded Long Endurance Multi-Intelligence Vehicle (LEMV) program. The increase in S&SS is due to higher sales volume on the F-35 Joint Strike Fighter (F-35), B-2 Stealth Bomber (B-2) and Global Hawk High-Altitude Long-Endurance (HALE) Systems, partially offset by the termination of the Kinetic Energy Interceptor (KEI) program in the second quarter of 2009 and decreased activity on the Intercontinental Ballistic Missile (ICBM) program. The decrease in AP&T is primarily due to lower sales volume on restricted programs and the Navy Unmanned Combat Air System (N-UCAS) program.

Aerospace Systems revenue for the nine months ended September 30, 2010, increased $588 million, or 8 percent, as compared with the same period in 2009. The increase is primarily due to $398 million higher sales in BM&ES, $300 million higher sales in S&SS, and $131 million higher sales in SS, partially offset by $254 million lower sales in AP&T. The increase in BM&ES is primarily due to higher sales volume on the BAMS Unmanned Aircraft System, EA-18G, EA-6B and E-2D Advanced Hawkeye programs. The increase in S&SS is due to higher sales volume on the F-35, Global Hawk HALE Systems, B-2 and F/A-18 programs, partially offset by the termination of the KEI program in the second quarter of 2009 and decreased activity on the ICBM program. The increase in SS is due to higher sales volume on certain restricted programs and the Advanced Extremely High Frequency (AEHF) program, partially offset by lower sales volume on the Space Tracking and Surveillance System (STSS), National Polar-orbiting Operational Environmental Satellite System (NPOESS), and James Webb Space Telescope (JWST) programs. The decrease in AP&T is primarily due to lower sales volume on restricted programs.

Segment Operating Income
Operating income at Aerospace Systems for the three months ended September 30, 2010, increased $38 million, or 14 percent, as compared with the same period in 2009 and operating income as a percentage of sales grew to 11.2 percent from 10.5 percent in the same period in 2009. The increase is due to $20 million from the higher sales volume discussed above and $18 million in net performance improvements across various programs, principally within BM&ES.

Operating income at Aerospace Systems for the nine months ended September 30, 2010, increased $154 million, or 20 percent, as compared with the same period in 2009 and operating income as a percentage of sales increased to 11.3 percent from 10.2 percent in the same period in 2009. The increase is due to $87 million in net performance improvements across various programs, principally within BM&ES and S&SS and $67 million from the higher sales volume discussed above.

ELECTRONIC SYSTEMS

Business Description
Electronic Systems is a world leader in the design, development, manufacture and integration of a variety of advanced electronic and maritime systems for national security and select non-defense applications. Electronic Systems provides systems to U.S. and international customers for such applications as airborne surveillance, aircraft fire control, precision targeting, electronic warfare, automatic test equipment, inertial navigation, integrated avionics, space sensing, intelligence processing, air and missile defense, communications, mail processing, biochemical detection, ship bridge control and radar, ship machinery controls, and shipboard components. The segment is composed of five business areas: Intelligence, Surveillance & Reconnaissance (ISR) Systems; Land & Self Protection Systems; Naval & Marine Systems; Navigation Systems; and Targeting Systems.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Sales and service revenues	$1,874	$1,839	$5,740	$5,594
Segment operating income	261	215	751	695
As a percentage of segment sales	13.9%	11.7%	13.1%	12.4%

Sales and Service Revenues
Electronic Systems revenue for the three months ended September 30, 2010, increased $35 million, or 2 percent, as compared with the same period in 2009. The increase is primarily due to $24 million higher sales in Targeting Systems, $37 million higher sales in ISR and certain restricted programs, partially offset by $76 million lower sales in Land & Self Protection Systems. The increase in Targeting Systems is due to increased unit deliveries of the LITENING targeting pod system (LITENING) and higher sales volume on the F-35 program. The increase in ISR is due to higher sales volume on the Distributed Common Ground System-Army (DCGS-A) Mobile Basic and postal automation programs. The decrease in Land & Self Protection Systems is due to lower sales volume on the Ground/Air Task Oriented Radar (G/ATOR) program as it transitions from the development phase to the integration and test phase, lower unit deliveries on the Vehicular Intercommunications Systems (VIS) program and lower sales volume for Radio Frequency Combat and Information Services.

Electronic Systems revenue for the nine months ended September 30, 2010, increased $146 million, or 3 percent, as compared with the same period in 2009. The increase is primarily due to $205 million higher sales in Targeting Systems, partially offset by $66 million lower sales in Land & Self Protection Systems. The increase in Targeting Systems is due to increased unit deliveries on the F-22, LITENING and F-16 V (9) Kits programs and higher volume on the F-35 program. The decrease in Land & Self Protection Systems is due to lower sales volume on the G/ATOR program as it transitions from the development phase to the integration and test phase, and lower unit deliveries on the VIS program.

Segment Operating Income
Operating income at Electronic Systems for the three months ended September 30, 2010, increased $46 million, or 21 percent, as compared with the same period in 2009. The increase is primarily due to net performance improvements in postal automation and various land and self protection programs.

Operating income at Electronic Systems for the nine months ended September 30, 2010, increased $56 million, or 8 percent, as compared with the same period in 2009. The increase is primarily due to net performance improvements in various land and self protection programs and the higher sales volume discussed above.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Sales and service revenues	$2,123	$2,118	$6,310	$6,362
Segment operating income	190	168	578	517
As a percentage of segment sales	8.9%	7.9%	9.2%	8.1%

Sales and Service Revenues
Information Systems revenue for the three months ended September 30, 2010, increased $5 million as compared with the same period in 2009. Increased sales across various programs in Defense Systems were offset by lower sales on various programs in Intelligence Systems and Civil Systems.

Information Systems revenue for the nine months ended September 30, 2010, decreased $52 million, or 1 percent, as compared with the same period in 2009. The decrease is primarily due to $77 million in lower sales volume in Civil Systems as a result of lower sales volume on the New York City Wireless Network (NYCWiN) and Armed Forces Health Longitudinal Technology Application (AHLTA) programs. Increased sales on various programs in Defense Systems were offset by lower sales on various programs in Intelligence Systems.

Segment Operating Income
Operating income at Information Systems for the three months ended September 30, 2010, increased $22 million, or 13 percent, as compared with the same period in 2009. The increase is primarily due to performance improvements on Civil Systems programs.

Operating income at Information Systems for the nine months ended September 30, 2010, increased $61 million, or 12 percent, as compared with the same period in 2009. The increase is primarily due to net performance improvements on a number of Civil Systems programs, including $18 million on the NYCWiN program resulting from risk reduction, and performance improvements on other Civil Systems programs.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Sales and service revenues	$1,670	$1,650	$4,989	$4,549
Segment operating income	101	113	191	211
As a percentage of segment sales	6.0%	6.8%	3.8%	4.6%

Sales and Service Revenues
Shipbuilding revenue for the three months ended September 30, 2010, increased $20 million, or 1 percent, as compared with the same period in 2009. The increase is primarily due to $77 million higher sales in Expeditionary Warfare and $51 million higher sales in Aircraft Carriers, partially offset by $82 million lower sales in Surface Combatants. The increase in Expeditionary Warfare is primarily due to higher sales volume in the LPD and LHA programs. The increase in Aircraft Carriers is primarily due to higher sales volume on the Gerald R. Ford construction programs. The decrease in Surface Combatants is due to lower sales volume on the DDG programs.

Shipbuilding revenue for the nine months ended September 30, 2010, increased $440 million, or 10 percent, as compared with the same period in 2009. The increase is primarily due to $350 million higher sales in Expeditionary Warfare and $194 million higher sales in Aircraft Carriers. The increase in Expeditionary Warfare is due to higher sales volume in the LPD and LHA programs, partially offset by delivery of the LHD 8 in 2009. In July 2010, we announced the winding down of shipbuilding operations at our Avondale facility in 2013 (see Note 6 to the condensed consolidated financial statements in Part I, Item 1) and reduced revenues by $115 million during the period to reflect revised estimates to complete LPDs 23 and 25. During the same period in 2009, we reduced revenues by $100 million to reflect revised estimates to complete the LPD-class ships and the LHA 6. The increase in Aircraft Carriers is primarily due to higher sales volume on the Gerald R. Ford construction programs, partially offset by lower volume on the USS George H.W. Bush construction, which was delivered in 2009.

Segment Operating Income
Operating income at Shipbuilding for the three months ended September 30, 2010, decreased $12 million, or 11 percent, as compared with the same period in 2009. The decrease is primarily due to unfavorable performance on Expeditionary Warfare programs, partially offset by milestone incentives on the LPD contracts. The unfavorable performance reflects performance adjustments on post-delivery work for the LHD 8 and lower margin on LPDs 23 and 25 as a result of the previously announced decision to wind down shipbuilding operations at the Avondale facility.

Operating income at Shipbuilding for the nine months ended September 30, 2010, decreased $20 million, or 10 percent, as compared with the same period in 2009. The decrease is primarily due to unfavorable performance on Expeditionary Warfare programs, partially offset by milestone incentives on the LPD contracts and the higher sales volume discussed above. The unfavorable performance reflects performance adjustments on post-delivery work for the LHD 8 and lower margin on LPDs 23 and 25 as a result of the previously announced decision to wind down shipbuilding operations at the Avondale facility. In 2009, operating income included a favorable adjustment on the LHD 8 contract, which was more than offset by unfavorable adjustments on the DDG 51 and LPD 17 programs.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Sales and service revenues	$871	$692	$2,435	$2,026
Segment operating income	56	41	157	121
As a percentage of segment sales	6.4%	5.9%	6.4%	6.0%

Sales and Service Revenues
Technical Services revenue for the three months ended September 30, 2010, increased $179 million, or 26 percent, as compared with the same period in 2009. The increase is primarily due to $154 million higher sales in ILMD, $12 million higher sales in DGSD and $14 million higher sales in TSD. The increase in ILMD is primarily due to the continued ramp-up of the recently awarded KC-10 and C-20 programs. The increase in DGSD is primarily due to increased activity on the Department of Energy programs at National Security Technology (NSTec). The increase in TSD is due to higher volume on the Joint Warfighting Center Support (JWFC) program.

Technical Services revenue for the nine months ended September 30, 2010, increased $409 million, or 20 percent, as compared with the same period in 2009. The increase is primarily due to $309 million higher sales in ILMD, $52 million higher sales in DGSD and $51 million higher sales in TSD. The increase in ILMD is primarily due to the continued ramp-up of the recently awarded KC-10 and C-20 programs. The increase in DGSD is primarily due to increased activity on NSTec, as well as higher sales volume on the Ft. Polk program. The increase in TSD is due to higher sales volume on the JWFC program as well as increased activity on the Saudi Arabia National Guard Modernization and Training program.

Segment Operating Income
Operating income at Technical Services for the three months ended September 30, 2010, increased $15 million, or 37 percent, as compared with the same period in 2009. The increase in operating income is primarily due to the higher sales volume discussed above. Operating income as a percentage of sales increased 50 basis points and reflects improved program performance and business mix changes.

Operating income at Technical Services for the nine months ended September 30, 2010, increased $36 million, or 30 percent, as compared with the same period in 2009. The increase in operating income is primarily due to the higher sales volume discussed above. Operating income as a percentage of sales increased 40 basis points and reflects improved program performance and business mix changes.

BACKLOG

Definition
Total backlog at September 30, 2010, was approximately $64.6 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded indefinite delivery indefinite quantity (IDIQ) orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

Backlog consisted of the following at September 30, 2010, and December 31, 2009:

	September 30, 2010			December 31, 2009
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Aerospace Systems	$8,541	$13,337	$21,878	$8,320	$16,063	$24,383
Electronic Systems	8,237	2,083	10,320	7,591	2,784	10,375
Information Systems	4,951	5,536	10,487	4,319	4,508	8,827
Shipbuilding	9,900	7,210	17,110	11,294	9,151	20,445
Technical Services	2,855	1,997	4,852	2,352	2,804	5,156

Total backlog	$34,484	$30,163	$64,647	$33,876	$35,310	$69,186

New Awards
The estimated value of contract awards included in backlog during the nine months ended September 30, 2010, was $20.8 billion. Significant new awards during this period include $925 million for the E-2 Hawkeye programs, $912 million for the Global Hawk HALE program, $802 million for the VITA program, $631 million for the ICBM program, $513 million for the Large Aircraft Infrared Counter-measures programs, $481 million for the Joint National Integration Center Research and Development contract, $425 million for the F-35 Joint Strike Fighter program, $356 million for the KC-10 program and various restricted awards.

Backlog Adjustment
In the second quarter of 2010, we reached an agreement with the Commonwealth of Virginia related to the VITA contract. The agreement defined minimum revenue amounts for the remaining years under the base contract and extended the contract for three additional years through 2019. We recorded a favorable backlog adjustment of $824 million for the definitization of the base contract revenues for years 2011 through 2016, while the contract extension and 2010 portion of the base contract revenues, totaling $802 million, were recorded as new awards in the period.

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

The table below summarizes key components of cash flow provided by operating activities:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Net earnings	$497	$490	$1,677	$1,273
Other non-cash items(1)	310	283	715	754
Retiree benefit funding less than (in excess of) expense	73	(379)	4	(208)
Trade working capital decrease (increase)	98	103	(1,330)	(761)
Cash provided by discontinued operations		47		144

Net cash provided by operating activities	$978	$544	$1,066	$1,202

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.

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

The table below reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2010	2009	2010	2009
Net cash provided by operating activities	$978	$544	$1,066	$1,202
Less:
Capital expenditures	(160)	(139)	(398)	(436)
Outsourcing contract and related software costs	(1)	(21)	(5)	(58)

Free cash flow from operations	$817	$384	$663	$708

Cash Flows
The following is a discussion of our major operating, investing and financing activities for the nine months ended September 30, 2010, and 2009, respectively, as classified in the condensed consolidated statements of cash flows located in Part I, Item 1.

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2010, was $1.1 billion as compared with $1.2 billion for the same period in 2009. The decrease of $136 million in net cash provided by operating activities is primarily due to $144 million of cash generated by our discontinued operations in the 2009 period and also reflects higher working capital requirements and higher tax payments, partially offset by lower discretionary funding of our employee benefit plans and higher net earnings in the 2010 period.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2010, was $381 million as compared with $539 million in the same period of 2009. The $158 million decrease in net cash used in investing activities is primarily due to $53 million in lower outsourcing contract and related software costs and $38 million in lower capital expenditures. Additionally, $33 million was used in the prior year period to acquire Sonoma Photonics, Inc., as well as assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2010, was $1.4 billion as compared with $243 million in the same period of 2009. The $1.2 billion increase in net cash used in financing activities is primarily due to the issuance of $850 million senior unsecured notes in the 2009 period (see Note 3 to the condensed consolidated financial statements in Part I, Item 1), as well as $410 million higher share repurchases in 2010, partially offset by $83 million higher proceeds from stock option exercises in 2010.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those discussed in our 2009 Form 10-K.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical satellite relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

Armed Forces Health Longitudinal Technology Application (AHLTA)	An enterprise-wide medical and dental clinical information system that provides secure online access to health records.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

C-20	Contractor Logistics Services (CLS) contract supporting the U.S. Air Force, Army, Navy and Marine Corps C-20 aircraft including depot maintenance, contractor operational and maintained base supply, flight line maintenance and field team support at multiple Main Operating Bases (MOBs), located in the United States and overseas.

DDG 51	Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

Program Name	Program Description

Distributed Common Ground System-Army (DCGS-A) Mobile Basic	DCGS-A Mobile Basic is the Army’s latest in a series of DCGS-A systems designed to access and ingest multiple data types from a wide variety of intelligence sensors, sources and databases. This new system will also deliver greater operational and logistical advantages over the currently-fielded DCGS-A Version 3 and the nine ISR programs it replaces.

E-2 Hawkeye	The U.S. Navy’s airborne battle management command and control mission system platform providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D Advanced Hawkeye. Recently the Navy approved Milestone C for Low Rate Initial Production.

EA-6B	The EA-6B (Prowler) primary mission is to jam enemy radar and communications, thereby preventing them from directing hostile surface-to-air missiles at assets the Prowler protects. When equipped with the improved ALQ-218 receiver and the next generation ICAP III ( Increased Capability) Airborne Electronic Attack (AEA) suite the Prowler is able to provide rapid detection, precise classification, and highly accurate geolocation of electronic emissions and counter modern, frequency-hopping radars. A derivative/variant of the EA-6B ICAP III mission system is also being incorporated into the F/A-18 platform and designated the EA-18G.

EA-18G	The armed services’ only offensive tactical radar jamming aircraft. The Increased Capability (ICAP) III mission system capability, developed for the EA-6B Prowler, will be in incorporated into an F/A-18 platform (designated the EA-18G).

F-16 Block 60	Direct commercial firm fixed-price program with Lockheed Martin Aeronautics Company to develop and produce 80 Lot systems for aircraft delivery to the United Arab Emirates Air Force as well as test equipment and spares to be used to support in-country repairs of sensors.

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities. In addition, Northrop Grumman is responsible for overall design and integration of the F-22 Communication, Navigation, and Identification (CNI) system.

F-35 Joint Strike Fighter	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

Ft. Polk program	Provide logistical support including vehicle and equipment maintenance, base supply, transportation and deployment/redeployment support for Fort Polk and rotational training units.

Program Name	Program Description

Gerald R. Ford-class aircraft carriers	Design and construction for the new class of aircraft carriers.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Develop, deliver and sustain the Global Hawk HALE unmanned aerial system and its derivatives to both domestic and international customers for intelligence, reconnaissance, and surveillance, including deployment of assets to support the global war on terror. The Global Hawk system has a central role in ISR missions supporting operations in Afghanistan and Iraq.

Ground/Air Task Oriented Radar (G/ATOR)	A development program to provide the next generation ground based multi-mission radar for the USMC. Provides Short Range Air Defense, Air Defense Surveillance, Ground Weapon Location and Air Traffic Control. Replaces five existing USMC single-mission radars.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

James Webb Space Telescope (JWST)	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Joint National Integration Center Research and Development contract (JRDC)	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

Joint Surveillance Target Attack Radar System (Joint STARS)	Joint STARS detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and Army command posts.

Joint Warfighting Center Support (JWFC)	Provide non-personal general and technical support to the USJFCOM Joint Force Trainer/Joint Warfighting Center to ensure the successful worldwide execution of the Joint Training and Transformation missions.

KC-10	Contractor Logistics Services (CLS) contract supporting the U.S. Air Force KC-10 tanker fleet including depot maintenance, supply chain management, maintenance and management at locations in the United States and worldwide.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight. This program was terminated for the U.S. government’s convenience in 2009.

Large Aircraft Infrared Counter-measures (LAIRCM)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHA	Amphibious assault ships that will provide forward presence and power projection as an integral part of joint, interagency, and multinational maritime expeditionary forces.

LHD	The multipurpose amphibious assault ship LHD is the centerpiece of an Expeditionary Strike Group (ESG). In wartime, these ships deploy very large numbers of troops and equipment to assault enemy-held beaches. Like LPD, only larger, in times of peace, these ships have ample space for non-combatant evacuations and other humanitarian missions. The program of record is 8 ships of which Makin Island (LHD 8) is the last.

Program Name	Program Description

LITENING targeting pod system (LITENING)	A self-contained, multi-sensor weapon aiming system that enables fighter pilots to detect, acquire, auto-track and identify targets for highly accurate delivery of both conventional and precision-guided weapons.

Long Endurance Multi-Intelligence Vehicle (LEMV)	Contract awarded by the U.S. Army Space and Missile Defense Command for the development, fabrication, integration, certification and performance of one LEMV system. It is a state-of-the-art, lighter-than-air airship designed to provide ground troops with persistent surveillance. Development and demonstration of the first airship is scheduled to be completed December 2011. The contract also includes options for two additional airships and in-country support.

LPD	The LPD 17 San Antonio Class is the newest addition to the Navy’s 21st Century amphibious assault force. The 684-foot-long, 105-foot-wide ships have a crew of 360 and are used to transport and land 700 to 800 Marines, their equipment, and supplies by embarked air cushion or conventional landing craft and assault vehicles, augmented by helicopters or other rotary wing aircraft. The ships will support amphibious assault, special operations, or expeditionary warfare and humanitarian missions.

National Polar-orbiting Operational Environmental Satellite System (NPOESS)	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data.

National Security Technology (NSTec)	Manage and operate the Nevada Test Site facility, providing infrastructure support, including management of the nuclear explosives safety team, supporting hazardous chemical spill testing, emergency response training and conventional weapons testing.

Navy Unmanned Combat Air System Operational Assessment (N-UCAS)	Navy development/demonstration contract that will design, build and test two demonstration vehicles that will conduct a carrier demonstration.

New York City Wireless Network (NYCWiN)	Provide New York City’s broadband public-safety wireless network.

Radio Frequency Combat and Information Services (RFCIS)	Electronic warfare product area managing known, emerging, and future terminal threats in a variety of complex, dense threat environments. Receivers provide real-time situational awareness for tactical cueing of jammers/onboard sensors. Jammers manage and defeat multiple threats simultaneously, prioritizing and neutralizing the most imminent dangers. Products support multiple platforms including F-15, B-52, EA-18G, F-16, F-35, and US Army and Marine Corps helicopters.

Saudi Arabia National Guard Modernization and Training (SANG)	Provide military training, logistics and support services to modernize the Saudi Arabian National Guard’s capabilities to unilaterally execute and sustain military operations.

Space Tracking and Surveillance System (STSS)	Develop a critical system for the nation’s missile defense architecture employing low-earth orbit satellites with onboard sensors to provide target acquisition, tracking, and discrimination of ballistic missile threats to the United States and its deployed forces and allies. The program includes delivery of two flight demonstration satellites and the ground processing segment.

USS George H. W. Bush	The 10th and final Nimitz-class aircraft carrier that will incorporate many new design features, commissioned in early 2009 (CVN 77).

Program Name	Program Description

Vehicular Intercommunications Systems (VIS)	Provide clear and noise-free communications between crew members inside combat vehicles and externally over as many as six combat net radios for the U.S. Army. The active noise-reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Virginia IT Outsource (VITA)	Provide high-level IT consulting, IT infrastructure and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include variable-rate short-term borrowings under the credit agreement and short-term investments. At September 30, 2010, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. We have a modest exposure to interest rate risk resulting from an interest rate swap agreement. Our sensitivity to a 1 percent change in interest rates is tied to our $2 billion credit agreement, which had no balance outstanding at September 30, 2010, or December 31, 2009, and to our interest rate swap agreement. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Derivatives – We do not hold or issue derivative financial instruments for trading purposes. We may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At September 30, 2010, and December 31, 2009, we had one interest rate swap agreement in effect. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Foreign Currency – We enter into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At September 30, 2010, and December 31, 2009, the amount of foreign currency forward contracts outstanding was not material. We do not consider the market risk exposure related to foreign currency exchange to be material to the condensed consolidated financial statements. See Note 3 to the condensed consolidated financial statements in Part I, Item 1.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of September 30, 2010, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2010, no change occurred in our internal controls over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

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

The Department of Defense has announced plans for significant changes to its business practices that could have a material effect on its overall procurement process and adversely impact our current programs and potential new awards.

Recently, the DoD has announced various initiatives designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods and services from defense contractors. The most recent initiatives are organized in five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. These new initiatives are expected to impact significantly the contracting environment in which we do business with our DoD customers and they could have a significant impact on current programs as well as new business opportunities. Changes to the DoD acquisition system and contracting models could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so. These initiatives are still fairly new and we cannot currently predict the specific impacts to our business.

We are exploring strategic alternatives for our Shipbuilding segment, including a possible spin-off. We cannot assure you that a transaction will result, or that, if completed, we would realize the anticipated benefits thereof.

In July 2010, we announced that we are evaluating strategic alternatives for the Shipbuilding segment, including, but not limited to, a spin-off to our shareholders. In preparation for a possible spin-off of the Shipbuilding business to our shareholders, a registration on Form 10 for the shares of New Ships, Inc. was filed with the Securities and Exchange Commission in October 2010. We cannot assure you that the exploration of these strategic alternatives will result in any transaction. Our ability to complete a transaction involving the Shipbuilding segment in a timely manner, or even at all, could be subject to several factors, including: changes in the company’s operating performance; our ability to obtain any necessary third-party consents and required regulatory approvals; changes in governmental regulations and policies; and changes in business, political and economic conditions in the United States. As a condition of a possible spin-off, we have obtained a private letter ruling from the Internal Revenue Service and expect to receive an independent tax opinion from counsel that the spin-off will be tax-free to the company and our shareholders but can give no assurance that any possible spin-off will ultimately qualify as a tax-free transaction. If a transaction involving the Shipbuilding segment is delayed for any reason, we may not realize the anticipated benefits, and if a transaction does not occur, we will not realize such benefits. Each of these risks could adversely affect our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended September 30, 2010:

			Total Numbers of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number		Part of Publicly	Be Purchased Under the
	of Shares	Average Price	Announced Plans or	Plans or Programs
Period	Purchased(1)	Paid per Share(2)	Programs	($ in millions)
July 1 through July 31, 2010	930,513	$55.70	930,513	$1,997
August 1 through August 31, 2010	1,226,300	56.30	1,226,300	1,927
September 1 through September 30, 2010	812,482	58.80	812,482	1,880

Total	2,969,295	$56.80	2,969,295	$1,880 (1)

(1)	On June 16, 2010, our board of directors authorized a share repurchase program of up to $2.0 billion of our common stock. As of September 30, 2010, we had $1.9 billion remaining under this authorization for share repurchases.

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

Item 5.  Other Information

On September 14, 2010, the Compensation Committee of the Board of Directors approved the addition of a non-compete provision to our CPC Supplemental Executive Retirement Program, Officers Supplemental Executive Retirement Program and Officers Supplemental Executive Retirement Program II, which we refer to collectively as the Programs. The new provision permits the Compensation Committee to impose a forfeiture of benefits accrued after 2010 under the Programs upon specified competitive activity while an officer is employed by the company or for two years after termination of employment. The Compensation Committee has authority to determine when specified competitive activity has occurred and the amount of any resulting forfeiture, and to delegate such authority. The provision does not apply to officers who reach mandatory retirement. Copies of the amended and restated Programs are attached as Exhibits 10.2, 10.3 and 10.4 to this report and are incorporated herein by reference.

Item 6.  Exhibits

+ 10.1		Letter dated September 21, 2010 from Lewis W. Coleman, Chairman of the Board of the Company, regarding terms of relocation arrangements for Wesley G. Bush, Chief Executive Officer and President of the Company, in connection with the relocation of the Company headquarters to Virginia (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 15, 2010, and filed September 21, 2010
+ *10	.2	Appendix F to the Northrop Grumman Supplemental Plan 2: CPC Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2011)
+ *10	.3	Appendix G to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2011)
+ *10	.4	Appendix I to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program II (Amended and Restated Effective as of January 1, 2011)
*12	(a)	Computation of Ratios of Earnings to Fixed Charges
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99	.1	Schedule of realigned segment
**101		Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

+		Management contract or compensatory plan or arrangement
*		Filed with this Report
**		Furnished with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION
(Registrant)

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 26, 2010