Form 10-K
period 2010-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2011-02-09
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of July 2, 2010, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $14,198 million.

As of February 7, 2011, 291,312,990 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange
Commission pursuant to Rule 14A for the 2011 Annual Meeting of Stockholders are incorporated by reference in
Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

		Page
	10. Inventoried Costs, Net	80
	11. Income Taxes	80
	12. Goodwill and Other Purchased Intangible Assets	83
	13. Fair Value of Financial Instruments	85
	14. Notes Payable to Banks and Long-Term Debt	86
	15. Investigations, Claims and Litigation	87
	16. Commitments and Contingencies	91
	17. Retirement Benefits	94
	18. Stock Compensation Plans	101
	19. Unaudited Selected Quarterly Data	105
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	106
Item 9a.	Controls and Procedures	106
Item 9b.	Other Information	106
	Management’s Report on Internal Control Over Financial Reporting	107
	Report of Independent Registered Public Accounting Firm	108

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	109
Item 11.	Executive Compensation	111
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	111
Item 13.	Certain Relationships and Related Transactions, and Director Independence	111
Item 14.	Principal Accountant Fees and Services	111

PART IV
Item 15.	Exhibits and Financial Statement Schedules	111
	Signatures	119
EX-3.(b)
EX-10.H.(XVI
EX-10.(i).(v)
EX-10.(k)
EX-10.(l)
EX-10.(n)
EX-10.(q)
EX-10.(u)
EX-10.(x)
EX-10.(bb)
EX-10.(qq)
EX-12.(a)
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ii

NORTHROP GRUMMAN CORPORATION

PART I

Item 1.	Business

HISTORY AND ORGANIZATION

History
Northrop Grumman Corporation (herein referred to as “Northrop Grumman”, the “company”, “we”, “us”, or “our”) is an integrated enterprise consisting of businesses that address the global security spectrum, from undersea to outer space and into cyberspace. The companies that are part of today’s Northrop Grumman have achieved historic accomplishments, from transporting Charles Lindbergh across the Atlantic to carrying astronauts to the moon’s surface and back.

The company was originally formed as Northrop Corporation in California in 1939 and was reincorporated in Delaware in 1985. From 1994 through 2002, we entered a period of significant expansion through acquisitions of other businesses, most notably:

■	In 1994, Northrop Corporation acquired Grumman Corporation (Grumman) and was renamed Northrop Grumman Corporation. Grumman was a premier military aircraft systems integrator and builder of the Lunar Module that first delivered men to the surface of the moon.

■	In 1996, we acquired the defense and electronics businesses of Westinghouse Electric Corporation, a world leader in the development and production of sophisticated radar and other electronic systems for the nation’s defense, civil aviation, and other international and domestic applications.

■	In 2001, we acquired Litton Industries (Litton), a global electronics and information technology enterprise, and one of the nation’s leading full-service design, engineering, construction, and life cycle supporters of major surface ships for the United States (U.S.) Navy, U.S. Coast Guard, and international navies.

■	Also in 2001, we acquired Newport News Shipbuilding (Newport News). Newport News is the nation’s sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two companies designing and building nuclear-powered submarines.

■	In 2002, we acquired TRW Inc. (TRW), a leading developer of military and civil space systems and satellite payloads, as well as a leading global integrator of complex, mission-enabling systems and services.

Since 2002, other notable acquisitions include Integic Corporation (2005), an information technology provider specializing in enterprise health and business process management solutions and Essex Corporation (2007), a signal processing product and services provider to U.S. intelligence and defense customers. In addition, we divested our Advisory Services Division, TASC, Inc., in 2009. See Business Acquisitions and Business Dispositions in Part II. Item 7.

These and other transactions have shaped us into our present position as a premier provider of technologically advanced, innovative products, services and solutions in aerospace, electronics, information and services and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, we participate in many high-priority defense and commercial technology programs in the U.S. and abroad. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD). We also conduct business with local, state, and foreign governments, and domestic and international commercial customers. For a discussion of risks associated with our DoD and foreign operations, see Risk Factors in Part I, Item 1A.

Organization
From time to time, we acquire or dispose of businesses, and realign contracts, programs or business areas among and within our operating segments that possess similar customers, expertise, and capabilities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The operating results for all periods presented have been revised to reflect these changes made through December 31, 2010.

NORTHROP GRUMMAN CORPORATION

As of December 31, 2010, we are aligned into five operating segments: Aerospace Systems, Electronic Systems, Information Systems, Shipbuilding, and Technical Services. See Note 8 to our consolidated financial statements in Part II, Item 8.

Strategic Actions
In July 2010, we announced that we would evaluate whether a separation of the Shipbuilding segment would be in the best interests of shareholders, customers, and employees by allowing both the company and Shipbuilding to more effectively pursue their respective opportunities to maximize long-term value. As of December 31, 2010, management anticipates that a spin-off of the Shipbuilding segment to our shareholders will likely occur in 2011. Since any final decision remains subject to approval by our Board of Directors, Shipbuilding’s financial results are reported in continuing operations. See Note 7 to our consolidated financial statements in Part II, Item 8.

AEROSPACE SYSTEMS

Aerospace Systems, headquartered in Redondo Beach, California, is a leading designer, developer, integrator and producer of manned and unmanned aircraft, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems critical to maintaining the nation’s security and leadership in technology. Aerospace Systems’ customers, primarily government agencies, use these systems in many different mission areas including intelligence, surveillance and reconnaissance; communications; battle management; strike operations; electronic warfare; missile defense; earth observation; space science; and space exploration. The segment consists of four business areas: Strike & Surveillance Systems, Space Systems, Battle Management & Engagement Systems, and Advanced Programs & Technology.

Strike & Surveillance Systems – designs, develops, manufactures and integrates tactical and long-range strike aircraft systems, unmanned systems, and missile systems. These include the RQ-4 Global Hawk unmanned reconnaissance system, B-2 stealth bomber, F-35 Lightning II, F/A-18 Super Hornet strike fighter, Minuteman III Intercontinental Ballistic Missile (ICBM), MQ-8B Fire Scout unmanned aircraft system, Multi-Platform Radar Technology Insertion Program (MP-RTIP), and aerial targets.

Space Systems – designs, develops, manufactures, and integrates spacecraft systems, subsystems and electronic and communications payloads.  Major programs include the James Webb Space Telescope (JWST), Advanced Extremely High Frequency (AEHF) payload, Space Tracking and Surveillance System (STSS) and many restricted programs.

Battle Management & Engagement Systems – designs, develops, manufactures, and integrates airborne early warning, surveillance, battlefield management, and electronic warfare systems. Key programs include the E-2 Hawkeye, Joint Surveillance Target Attack Radar System (Joint STARS), Broad Area Maritime Surveillance (BAMS) unmanned aircraft system, Long Endurance Multi Intelligence Vehicle (LEMV), the EA-6B Prowler, and its next generation platform, the EA-18G Growler.

Advanced Programs & Technology – creates advanced technologies and concepts to satisfy existing and emerging customer needs. This business area matures these technologies and concepts to create and capture new programs that other Aerospace Systems business areas can execute. Existing programs include the Navy Unmanned Combat Air System (N-UCAS), the Airborne Laser Test Bed (ALTB), and other directed energy and advanced concepts programs.

ELECTRONIC SYSTEMS

Electronic Systems, headquartered in Linthicum, Maryland, is a leader in the design, development, manufacture, and support of solutions for sensing, understanding, anticipating, and controlling the environment for our global military, civil, and commercial customers and their operations. Electronic Systems provides a variety of defense electronics and systems, airborne fire control radars, situational awareness systems, early warning systems, airspace management systems, navigation systems, communications systems, marine systems, space systems, and logistics

NORTHROP GRUMMAN CORPORATION

services. The segment consists of five business areas: Intelligence, Surveillance, & Reconnaissance Systems; Land & Self Protection Systems; Naval & Marine Systems; Navigation Systems; and Targeting Systems.

Intelligence, Surveillance & Reconnaissance (ISR) Systems – delivers products and services for space satellite applications, airborne and ground based surveillance, multi-sensor processing and analysis to provide battlespace awareness, missile defense, and command and control. The division also develops advanced space-based radar and electro-optical early warning and surveillance systems for strategic, tactical, and weather operations along with systems for enhancing the discovery, sharing, and exploitation of ISR data. Key products include the Space Based Infrared System (SBIRS), Defense Meteorological Satellite Program (DMSP), Defense Support Program (DSP), ground processing, exploitation and dissemination systems, the TPS-78/703 family of ground based surveillance radars, and the Multi-role Electronically Scanned Array (MESA) radar.

Land & Self Protection Systems – delivers products, systems, and services that support ground-based, helicopter and fixed wing platforms (manned and unmanned) with sensor and protection systems. These systems perform threat detection and countermeasures that defeat infrared and radio frequency (RF) guided missile and tracking systems. The division also provides integrated electronic warfare capability, communications, and intelligence systems; unattended ground sensors; automatic test equipment; and advanced threat simulators. Key programs include the U.S. Marine Corps Ground/Air Task Oriented Radar (G/ATOR) multi-mission radar; the Large Aircraft Infrared Countermeasures (LAIRCM) system for the U.S. Air Force, U.S. Navy, and strategic international and NATO allies; the AN/ALQ-131(V) electronic countermeasures pods; the LR-100 high-performance radar warning receiver (RWR)/electronic support measures (ESM)/electronic intelligence (ELINT) receiver system; the U.S. Army’s STARLite synthetic aperture radar for Unmanned Aerial Vehicles (UAVs); the U.S. Army Vehicle Intercom Systems (VIC 3 and VIC-5); the U.S. Army Next Generation Automated Test System (NGATS); the U.S. Air Force Joint Threat Emitter (JTE) training range system; and the Vehicle and Dismount Exploitation Radar (VADER) system that enables UAVs to track individual persons or vehicles.

Naval & Marine Systems – delivers products and services to defense, civil, and commercial markets supporting smart navigation, shipboard radar surveillance, ship control, machinery control, integrated combat management systems for naval surface ships, high-resolution undersea sensors (for mine hunting, situational awareness, and other applications), unmanned marine vehicles, shipboard missile and encapsulated payload launch systems, propulsion and power generation systems, and nuclear reactor instrumentation and control. Key products include integrated bridge and navigation systems, voyage management system, integrated platform management systems, integrated combat Management System, AN/WSN 7 Gyro Navigator, anti-ship missile defense and surveillance radars (Cobra Judy, AN/SPQ 9B, AN/SPS 74), and propulsion equipment and missile launch systems for the Virginia-class submarines.

Navigation Systems – delivers products and services to defense, civil, and commercial markets supporting situational awareness, inertial navigation in all domains (air, land, sea, and space), embedded Global Positioning Systems, Identification Friend or Foe (IFF) systems, acoustic sensors, cockpit video monitors, mission computing, and integrated avionics and electronics systems. Key products include the Integrated Avionics System, the AN/TYQ-23 Aircraft Command and Control System, Fiber Optic Acoustic Sensors, and a robust portfolio of inertial sensors and navigation systems.

Targeting Systems – delivers products and services supporting airborne combat avionics (fire control radars, multi-function apertures and pods), airborne electro-optical/infrared targeting systems, and laser/electro-optical systems including hand-held, tripod-mounted, and ground or air vehicle mounted systems. Key products include fire control radars for the B-1B, F-16 (worldwide), F-22 U.S. Air Force, and F-35; the AN/APN 241 navigation/weather radar; the AN/AAQ 28(V) LITENING family of targeting pods; Distributed Aperture EO/IR systems; and the Lightweight Laser Designator Rangefinder (LLDR).

In addition to the product and service lines discussed above, the Electronic Systems segment includes the Advanced Concepts & Technologies Division (AC&TD), an organization that develops next-generation systems, technologies, and architectures to position the segment in key developing markets. AC&TD focuses on

NORTHROP GRUMMAN CORPORATION

understanding customer mission needs, conceiving affordable solutions, and demonstrating the readiness and effectiveness of Electronic Systems’ products, including all types of sensors, microsystems, and associated information systems. The segment uses a “Product Ownership” approach, which guides the transition of new technology from laboratory to market and implements multi-function modular open systems architecture product families that are readily reconfigurable and scalable to support new requirements, new products or component obsolescence.

INFORMATION SYSTEMS

Information Systems, headquartered in McLean, Virginia, is a leading global provider of advanced solutions for the DoD, national intelligence, federal civilian, state and local agencies, and commercial customers. Products and services are focused on the fields of command, control, communications, computers and intelligence; air and missile defense; airborne reconnaissance; intelligence processing; decision support systems; cybersecurity; information technology; and systems engineering and integration. The segment consists of three business areas: Defense Systems; Intelligence Systems; and Civil Systems.

Defense Systems – is a major end-to-end provider of net-enabled Battle Management C4ISR systems, decision superiority, and mission-enabling solutions and services in support of the national defense and security of our nation and its allies. The division is a prime developer and integrator of many of the DoD’s programs-of-record, particularly for command and control and communications for the U.S. Air Force, U.S. Army, U.S. Navy, and Joint Forces. Major products and services include Enterprise Infrastructure and Applications, Mission Systems Integration, Military Communications & Networks, Battle Management C2 and Decision Support Systems, Global and Operational C2, Ground and Maritime Combat Systems, Air and Missile Defense, Combat Support Solutions and Services, Defense Logistics Automation, and Force and Critical Infrastructure Protection. Systems are installed in operational and command centers world-wide and across all DoD services and joint commands.

Intelligence Systems – is focused on the delivery of world-class systems and services to the U.S. intelligence community. Major offerings include Studies & Analysis, Systems Development, Enterprise IT, Prime Systems Integration, Products, Sustainment, and Operations and Maintenance. The division focuses on several mission areas including Airborne ISR, Geospatial Intelligence, Ground Systems, Integrated Intelligence and dynamic Cyber defense. Sustaining and growing the business in today’s market mandates sharing meaningful information across agencies through development of cost effective systems that are responsive to mutual requirements. Intelligence Systems is also creating new responsive capabilities leveraging existing systems to provide solutions to customer needs through labs and integration centers.

Civil Systems – provides specialized information systems and services in support of critical government civil missions, such as homeland security, public health, cyber security, air traffic management and public safety. Primary customers are federal civilian, state and local agencies, and the U.S. Postal Service. Civil Systems develops and implements solutions that combine a deep understanding of civil government domains with core expertise in prime systems integration, enterprise applications development, and high value IT services including cyber security, identity management and advanced network communications.

SHIPBUILDING

Shipbuilding, headquartered in Newport News, Virginia, is the nation’s sole industrial designer, builder and refueler of nuclear-powered aircraft carriers, the sole supplier and builder of amphibious assault and expeditionary warfare ships to the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the U.S. Navy’s current fleet of DDG-51 Arleigh Burke-class destroyers. Shipbuilding is also a full-service systems provider for the design, engineering, construction and life cycle support of major programs for surface ships and a provider of fleet support and maintenance services for the U.S. Navy. The segment consists of seven business areas: Aircraft Carriers; Expeditionary Warfare; Surface Combatants; Submarines; Coast Guard & Coastal Defense; Fleet Support; and Services & Other.

NORTHROP GRUMMAN CORPORATION

Aircraft Carriers – Shipbuilding is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers. The U.S. Navy’s newest carrier and the last of the Nimitz-class, the USS George H. W. Bush, was delivered in May 2009. Design work on the next generation carrier, the Ford-class has been underway for over eight years. The Ford-class incorporates transformational technologies including an enhanced flight deck with increased sortie rates, improved weapons movement, a redesigned island, a new nuclear power plant design, flexibility to incorporate future technologies, and reduced manning. In 2008, Shipbuilding was awarded a $5.1 billion contract for construction of the first ship of the class, the Gerald R. Ford, which is scheduled for delivery in 2015. The segment also provides ongoing maintenance for the U.S. Navy aircraft carrier fleet through overhaul, refueling, and repair work. In 2009, the completion of the refueling and complex overhaul of the USS Carl Vinson was followed by the arrival of the USS Theodore Roosevelt, which is expected to be redelivered to the U.S. Navy following its refueling in early 2013.

Expeditionary Warfare – Shipbuilding is the sole provider of amphibious assault ships for the U.S. Navy. In 2009, construction of the Wasp class multipurpose amphibious assault ship was concluded with the delivery of LHD 8. Construction of the San Antonio-class continues, with five ships delivered from 2005 to 2009 and four currently in construction. In 2007, Shipbuilding was awarded the construction contract for LHA 6, the first in a new class of enhanced amphibious assault ships. The first ship of the America-class ships is currently under construction and is expected to join the fleet in 2013.

Surface Combatants – Shipbuilding designs and constructs Arleigh Burke-class Aegis-guided missile destroyers, as well as major components for the Zumwalt-class, a land attack destroyer. Shipbuilding has delivered 26 Arleigh Burke destroyers to the U.S. Navy, currently has one under construction, and was awarded a long-lead time material contract for a restart of the Arleigh Burke-class in December 2009. Shipbuilding’s participation in the Zumwalt program includes detailed design and construction of the ships’ integrated composite deckhouses, as well as portions of the ships’ peripheral vertical launch systems.

Submarines – Shipbuilding is one of only two U.S. companies that designs and builds nuclear-powered submarines. In February 1997, the company and Electric Boat, a wholly owned subsidiary of General Dynamics Corporation, reached an agreement to cooperatively build Virginia-class nuclear attack submarines. The initial four submarines in the class were delivered in 2004, 2006, and 2008. The construction contract for the second block of six Virginia-class submarines was awarded in August 2003 and the first two submarines under this contract were delivered in 2008 and 2009. Construction on the remaining four submarines is underway, with the last scheduled to be delivered in 2014. In December 2008, the construction contract for the third block of eight Virginia-class submarines was awarded. The multi-year contract allowed Shipbuilding and its teammate to proceed with the construction of one submarine per year in 2009 and 2010, and allows for the construction of two submarines per year from 2011 to 2013. The eighth submarine to be procured under this contract is scheduled for delivery in 2019.

Coast Guard & Coastal Defense – Shipbuilding is a joint venture partner along with Lockheed Martin for the Coast Guard’s Deepwater Modernization Program. Shipbuilding has design and production responsibility for surface ships. In 2006, the Shipbuilding/Lockheed Martin joint venture was awarded a 43-month contract extension for the Deepwater program. The first National Security Cutter (NSC), USCGC Berthoff, was delivered to the Coast Guard in 2008 followed by the USCGC Waesche (NSC-2) in 2009. The Stratton (NSC-3) is currently in construction. The construction contract for NSC-4 was awarded in November 2010.

Fleet Support – Fleet Support provides after-market services, including on-going maintenance and repair work, for a wide array of naval and commercial vessels. Shipbuilding has ship repair facilities in the U.S. Navy’s largest homeports of Norfolk, Virginia, and San Diego, California.

Services & Other – Shipbuilding provides various services to commercial nuclear and non-nuclear industrial customers. In January 2008, Savannah River Nuclear Solutions, a joint venture among Shipbuilding, Fluor Corporation, and Honeywell, was awarded a contract for site management and operations of the U.S. Department of Energy’s Savannah River Site in Aiken, South Carolina. In October 2008, Shipbuilding

NORTHROP GRUMMAN CORPORATION

announced the formation of a joint venture with AREVA NP to build a new manufacturing and engineering facility in Newport News, Virginia to help supply the growing American nuclear energy sector.

TECHNICAL SERVICES

Technical Services, headquartered in Herndon, Virginia, is a provider of logistics, infrastructure, and sustainment support, while also providing a wide array of technical services including training and simulation. The segment consists of three business areas: Defense and Government Services; Training Solutions, and Integrated Logistics and Modernization.

Defense and Government Services – provides logistics, maintenance and reconstitution services, as well as civil engineering work, aerial and ground range operations in support of the military, technical support functions which include space launch services, construction, protective and emergency services, and range-sensor-instrumentation operations. Primary customers include the Department of Energy (DoE), the DoD, the Department of Homeland Security, and the U.S. intelligence community, in both domestic and international locations.

Training Solutions – provides training across the live, virtual and constructive domains to both the U.S. military and International peacekeeping forces, designs and develops future conflict training scenarios, and provides U.S. warfighters and allies with tactics, techniques and procedures to be successful on the battlefield. This business area also offers diverse training applications ranging from battle command to professional military education. Primary customers include the DoD, Department of State, and Department of Homeland Security.

Integrated Logistics and Modernization – provides life cycle product support and weapons system sustainment. This business area is focused on providing Performance Based Logistical support to the warfighter including supply chain management services, warehousing and inventory transportation, field services and mobilization, sustaining engineering, maintenance, repair and overhaul, and ongoing weapon maintenance and technical assistance. The group specializes in performing Contractor Logistics Support of both original equipment manufacturer (OEM) and third party aviation platforms involving maintenance, modification, modernization and rebuilding essential parts and assemblies. Primary customers include the DoD as well as international military and commercial customers.

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

SUMMARY SEGMENT FINANCIAL DATA

For a more complete understanding of our segment financial information, see Segment Operating Results in Part II, Item 7, and Note 8 to the consolidated financial statements in Part II, Item 8.

CUSTOMERS AND REVENUE CONCENTRATION

Our primary customer is the U.S. Government. Revenue from the U.S. Government (which includes Foreign Military Sales) accounted for approximately 92 percent of total revenues in 2010, 2009, and 2008. No single product or service accounted for more than ten percent of total revenue during any period presented. See Risk Factors in Part I, Item 1A.

NORTHROP GRUMMAN CORPORATION

PATENTS

The following table summarizes the number of patents we own or have pending as of December 31, 2010:

	Owned	Pending	Total
U.S. patents	3,192	329	3,521
Foreign patents	2,355	553	2,908

Total	5,547	882	6,429

Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We license intellectual property to, and from, third parties. We believe our ability to conduct operations would not be materially affected by the loss of any particular intellectual property right. See Risk Factors in Part I, Item 1A.

SEASONALITY

No material portion of our business is considered to be seasonal. Our revenue recognition timing is based on several factors, including the timing of contract awards, the incurrence of contract costs, cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates, and Judgments – Revenue Recognition in Part II, Item 7.

BACKLOG

At December 31, 2010, total backlog was $64.2 billion compared with $69.2 billion at the end of 2009. Approximately 47 percent of backlog at December 31, 2010, is expected to be converted into sales in 2011.

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

RAW MATERIALS

The most significant raw material we require is steel, used primarily for shipbuilding. We have mitigated some supply risk by negotiating long-term agreements with a number of steel suppliers. In addition, we have mitigated price risk related to steel purchases through certain contractual arrangements with the U.S. Government. While we have generally been able to obtain key raw materials required in our production processes in a timely manner, a significant delay in supply deliveries could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. See Risk Factors in Part I, Item 1A and Overview – Outlook in Part II, Item 7.

GOVERNMENT REGULATION

Our businesses are affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. See Risk Factors in Part I, Item 1A.

The U.S. Government generally has the ability to terminate our contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If any of our U.S. Government contracts were to be terminated for convenience, we would generally be protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. In the rare circumstance where a U.S. Government contract does not have such termination protection, we attempt to mitigate the termination risk through other means. Termination resulting from our default may expose us to liability and could have a material adverse effect on our ability to compete for contracts. See Risk Factors in Part I, Item 1A.

NORTHROP GRUMMAN CORPORATION

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

RESEARCH AND DEVELOPMENT

Our research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to U.S. Government contracts. IR&D expenses totaled $603 million, $610 million, and $564 million in 2010, 2009, and 2008, respectively. We charge expenses for research and development sponsored by the customer directly to the related contracts.

EMPLOYEE RELATIONS

We believe that we maintain good relations with our 117,100 employees, of which approximately 20 percent are covered by 32 collective bargaining agreements. We negotiated or re-negotiated twelve of our collective bargaining agreements in 2010. These negotiations had no material adverse effect on our results of operations. For risks associated with collective bargaining agreements, see Risk Factors in Part I, Item 1A.

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

We assess the potential impact on our financial statements by estimating the possible remediation costs that we could reasonably incur on a site-by-site basis. These estimates consider our environmental engineers’ professional judgment and, when necessary, we consult with outside environmental specialists. In most instances, we can only estimate a range of reasonably possible costs. We accrue our best estimate when determinable or the minimum amount when no single amount is more probable. We record accruals for environmental cleanup costs in the accounting period in which it becomes probable we have incurred a liability and the costs can be reasonably estimated. We record insurance recoveries only when we determine that collection is probable. Our environmental remediation accruals do not include any litigation costs related to environmental matters, nor do they include any amounts recorded as asset retirement obligations.

We estimate that at December 31, 2010, the range of reasonably possible future costs for environmental remediation sites is $280 million to $674 million, of which we accrued $109 million in other current liabilities and $207 million in other long-term liabilities in the consolidated statements of financial position. We record environmental accruals on an undiscounted basis. At sites involving multiple parties, we provide environmental accruals based upon our expected share of liability, taking into account the financial viability of other jointly liable parties. We expense or capitalize environmental expenditures as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. We may have to incur costs in addition to those already estimated and accrued if other PRPs do not pay their allocable share of remediation costs, which could have a material effect on our consolidated financial position, results of operations, or cash flows. We have made the investments we believe necessary to comply with environmental laws.

NORTHROP GRUMMAN CORPORATION

We could be affected by future laws or regulations, including those enacted in response to climate change concerns and other actions known as “green initiatives.” We established a goal of reducing our greenhouse gas emissions over a five-year period through December 31, 2014. To comply with existing green initiatives and our greenhouse gas emissions goal, we expect to incur capital and operating costs, but at this time we do not expect that such costs will have a material adverse effect on our financial position, results of operations or cash flows.

COMPETITIVE CONDITIONS

We compete with many companies in the U.S. defense industry and the information and services markets for a number of programs, both large and small. In the U.S. defense industry, Lockheed Martin Corporation, The Boeing Company, Raytheon Company, General Dynamics Corporation, L-3 Communications Corporation, SAIC, and BAE Systems Inc. are our primary competitors. Intense competition and long operating cycles are both key characteristics of our business and the defense industry. It is common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another competitor, become a subcontractor for the ultimate prime contracting company. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries.

Our success in the competitive defense industry depends upon our ability to develop and market our products and services, as well as our ability to provide the people, technologies, facilities, equipment, and financial capacity needed to deliver those products and services affordably and efficiently. Like most of our competitors, we are vertically integrated but also have a high reliance on the supply chain. We must continue to maintain dependable sources for raw materials, fabricated parts, electronic components, and major subassemblies. In this increasingly complex manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is vital to our success.

Similarly, there is intense competition among many companies in the information and services markets, which are generally more labor intensive with highly competitive margin rates and contract performance periods of shorter duration. Competitors in the information and services markets include the defense industry participants mentioned above as well as many other large and small entities with specialized expertise. Our ability to successfully compete in the information and services markets depends on a number of factors. The most important factor is the ability to deploy skilled professionals, many requiring security clearances, at competitive prices across the diverse spectrum of these markets. Accordingly, we have implemented various workforce initiatives to ensure our success in attracting, developing and retaining these skilled professionals in sufficient numbers to maintain or improve our competitive position within these markets.

In both the U.S. defense industry and information and services markets, the federal government has recently indicated that it intends to increase industry competition for its future procurement of products and services. This may lead to fewer sole source awards and more emphasis on cost competitiveness and affordability than in the past. In addition, the DoD has announced several initiatives to improve efficiency, refocus priorities and enhance DoD best practices including those used to procure goods and services from defense contractors. See Overview in Part II, Item 7, and Risk Factors in Part I, Item 1A. These new initiatives, when implemented, could result in fewer new opportunities for our industry as a whole, and a reduced opportunity set would in turn intensify competition within the industry as companies compete for a more limited set of new programs.

EXECUTIVE OFFICERS

See Part III, Item 10, for information about our executive officers.

NORTHROP GRUMMAN CORPORATION

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

■	We depend heavily on a single customer, the U.S. Government, for a substantial portion of our business, including programs subject to security classification restrictions on information, and changes affecting this customer’s ability to do business with us could have a material adverse effect on our financial position, results of operations, or cash flows.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2011 and subsequent budgets ultimately approved by Congress or be included in the scope of separate supplemental appropriations. The entire federal government is currently funded under a Continuing Resolution until March 4, 2011. The impact, severity and duration of the current U.S. economic situation, the sweeping economic plans adopted by the U.S. Government, and pressures on the federal budget could also adversely affect the total funding and/or funding for individual programs. In the event that appropriations for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program, and on our financial position, results of operations, or cash flows.

We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations, or cash flows.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, without prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering

NORTHROP GRUMMAN CORPORATION

reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed. In the rare circumstance where a U.S. government contract does not have such termination protection, we attempt to mitigate the termination risk through other means. To the extent such means are unavailable or do not fully address the costs incurred or profit on those costs, we could face significant losses from the termination for convenience of a contract that lacks termination protection. Termination by the U.S. Government of a contract for convenience could also result in the cancellation of future work on that program. Termination by the U.S. Government of a contract due to our default could require us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract. Termination of a contract due to our default may expose us to liability and could have a material adverse effect on our ability to compete for contracts.

■	As a U.S. Government contractor, we are subject to a number of procurement regulations and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

U.S. Government contractors must comply with many significant procurement regulations and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. If any such regulations or procurement requirements change, our costs of complying with them could increase and reduce our margins.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include, but are not limited to, our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems. Any costs found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business with the U.S. Government. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

The U.S. Government, from time to time, recommends to its contractors that certain contract prices be reduced, or that costs allocated to certain contracts be disallowed. These recommendations can involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, we have on occasion made adjustments to our contract prices and the costs allocated to our government contracts.

We are also, from time to time, subject to U.S. Government investigations relating to our operations, and we are subject to or expected to perform in compliance with a vast array of federal laws, including but not limited to the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. If we are convicted or otherwise found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to reductions of the value of contracts, contract modifications or termination and the assessment of penalties and fines, compensatory or treble damages, which could have a material adverse effect on our financial position, results of operations, or cash flows. Such findings or convictions could also result in suspension or debarment from government contracting. Given our dependence on

NORTHROP GRUMMAN CORPORATION

government contracting, suspension or debarment could have a material adverse effect on our financial position, results of operations, or cash flows.

■	The Department of Defense has announced plans for significant changes to its business practices that could have a material effect on its overall procurement process and adversely impact our current programs and potential new awards.

In September 2010, the DoD announced various initiatives designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods and services from defense contractors. These initiatives are organized into five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. These new initiatives are expected to have a significant impact on the contracting environment in which we do business with our DoD customers and they could have a significant impact on current programs as well as new DoD business opportunities. In his January 6, 2011, announcement regarding future plans, the Secretary of Defense employed some of these initiatives to reduce costs and free up resources for reinvestment. For example, he discussed using multi-year procurement of Navy aircraft, information technology infrastructure streamlining, reductions in outsourcing, consolidation of operating centers and staffs, improving depot and supply chain processes, downsizing intelligence organizations, and eliminating some elements of the DoD’s bureaucracy. Changes to the DoD acquisition system and contracting models could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so. These initiatives are still fairly new and the full impact to our business remains uncertain and subject to the manner in which the DoD implements them.

■	Competition within our markets and an increase in bid protests may reduce our revenues and market share.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate higher competition in some of our core markets as a result of the reduction in budgets for many U.S. Government agencies and fewer new program starts. In addition, as discussed in more detail above, projected U.S. defense spending levels for periods beyond the near-term are uncertain and difficult to predict. Changes in U.S. defense spending may limit certain future market opportunities. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms. Additionally, some customers, including the DoD, may turn to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our financial position, results of operations, or cash flows.

The competitive environment is also affected by bid protests from unsuccessful bidders on new program awards. Bid protests could result in the award decision being overturned, requiring a re-bid of the contract. Even where a bid protest does not result in a re-bid, the resolution typically extends the time until the contract activity can begin, which may reduce our earnings in the period in which the contract would otherwise have commenced.

■	Our future success depends, in part, on our ability to develop new products and new technologies and maintain technologies, facilities, equipment and a qualified workforce to meet the needs of current and future customers.

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

NORTHROP GRUMMAN CORPORATION

labor, recruiting or training costs in order to attract and retain such employees or could experience difficulty in performing under our contracts if the needs for such employees are unmet.

Approximately 20 percent of our 117,100 employees are covered by an aggregate of 32 collective bargaining agreements. We expect to re-negotiate renewals of four of our collective bargaining agreements in 2011. Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. We may experience difficulties with renewals and renegotiations of existing collective bargaining agreements. If we experience such difficulties, we could incur additional expenses and work stoppages. Any such expenses or delays could adversely affect programs served by employees who are covered by collective bargaining agreements.

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

In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received.

Certain contracts, primarily involving space satellite systems, contain provisions that entitle the customer to recover fees in the event of partial or complete failure of the system upon launch or subsequent deployment for less than a specified period of time. Under such terms, we could be required to forfeit fees previously recognized and/or collected. We have not experienced any material losses in the last decade in connection with such contract performance incentive provisions. However, if we were to experience launch failures or complete satellite system failures in the future, such events could have a material adverse effect on our financial position, results of operations, or cash flows.

■	Contract cost growth on fixed-price and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. This cost growth can occur if estimates to complete increase due to technical challenges, manufacturing difficulties or delays, or workforce-related issues, or if initial estimates used for calculating the contract cost were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability or reduced productivity of labor, the nature and complexity of the work to be performed, the timelines and availability of materials, major subcontractor performance and quality of their products, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters and the inability to recover any claims included in the estimates to complete. A significant change in cost estimates on one or

NORTHROP GRUMMAN CORPORATION

more programs could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Most of our contracts are firm fixed-price contracts or flexibly priced contracts. Our risk varies with the type of contract. Flexibly priced contracts include both cost-type and fixed-price incentive contracts. Due to their nature, firm fixed-price contracts inherently have more risk than flexibly priced contracts. Approximately 33 percent of our annual revenues are derived from firm fixed-price contracts – see Contracts in Part II, Item 7. We typically enter into firm fixed-price contracts where costs can be reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. Should the terms specified in our contracts not be met, then profitability may be reduced. Fixed-price development work comprises a small portion of our firm fixed-price contracts and inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are generally reduced. In addition, successful performance of firm fixed-price development contracts that include production units is subject to our ability to control cost growth in meeting production specifications and delivery rates. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates.

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

■	Our earnings and margins depend, in part, on our ability to perform under contracts.

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

■	Our earnings and margins depend, in part, on subcontractor performance as well as raw material and component availability and pricing.

We rely on other companies to provide raw materials and major components for our products and rely on subcontractors to produce hardware elements and sub-assemblies and perform some of the services that we provide to our customers. Disruptions or performance problems caused by our subcontractors and vendors could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations as a prime contractor could be adversely affected if one or more of the vendors or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely and cost-effective manner.

NORTHROP GRUMMAN CORPORATION

Our costs may increase over the term of our contracts. Through cost escalation provisions contained in some of our U.S. Government contracts, we may be protected from increases in material costs to the extent that the increases in our costs are in line with industry indices. However, the difference in basis between our actual material costs and these indices may expose us to cost uncertainty even with these provisions. A significant delay in supply deliveries of our key raw materials required in our production processes could have a material adverse effect on our financial position, results of operations, or cash flows.

In connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. Government. There are currently several components for which there may be only one supplier. The inability of a sole source supplier to meet our needs could have a material adverse effect on our financial position, results of operations, or cash flows.

■	Our business is subject to disruption caused by natural disasters, environmental disasters and other factors that could adversely affect our profitability and our overall financial position.

We have significant operations located in regions of the U.S. that may be exposed to damaging storms and other natural disasters, such as hurricanes or earthquakes, and environmental disasters, such as oil spills. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant. Should insurance or other risk transfer mechanisms be unavailable or insufficient to recover all costs, we could experience a material adverse effect on our financial position, results of operations, or cash flows.

Our suppliers and subcontractors are also subject to natural disasters that could affect their ability to deliver or perform under a contract. Performance failures by our subcontractors due to natural and environmental disasters may adversely affect our ability to perform our obligations on the prime contract, which could reduce our profitability due to damages or other costs that may not be fully recoverable from the subcontractor or from the customer and could result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

Natural disasters can also disrupt our workforce, electrical and other power distribution networks, including computer and internet operation and accessibility, and the critical industrial infrastructure needed for normal business operations. These disruptions could cause adverse effects on our profitability and performance. Environmental disasters, particularly oil spills in waterways and bodies of water used for the transport and testing of our ships, can disrupt the timing of our performance under our contracts with the U.S. Navy and the U.S. Coast Guard.

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

NORTHROP GRUMMAN CORPORATION

■	Our international business exposes us to additional risks.

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

The services and products we provide internationally, including through the use of subcontractors, are sometimes in countries with unstable governments, in areas of military conflict or at military installations. This increases the risk of an incident resulting in damage or destruction to our products or resulting in injury or loss of life to our employees, subcontractors or other third parties. We maintain insurance to mitigate risk and potential liabilities related to our international operations, but our insurance coverage may not be adequate to cover these claims and liabilities and we may be forced to bear substantial costs arising from those claims. (See additional discussion of possible inadequacy of our insurance coverage below). In addition, any accidents or incidents that occur in connection with our international operations could result in negative publicity for the company, which may adversely affect our reputation and make it more difficult for us to compete for future contracts or result in the loss of existing and future contracts. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations, or cash flows.

■	Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents or business partners.

We have implemented extensive compliance controls, policies and procedures to prevent and detect reckless or criminal acts committed by employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, security clearance breaches, cost accounting and billing, competition and data privacy. However, we cannot ensure that we will prevent all such reckless or criminal acts committed by our employees, agents or business partners. Any improper actions could subject us to civil or criminal investigations and monetary and non-monetary penalties and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation.

■	Our business could be negatively impacted by security threats and other disruptions.

As a defense contractor, we face certain security threats, including threats to our information technology infrastructure and unlawful attempts to gain access to our proprietary or classified information. Our information technology networks and related systems are critical to the smooth operation of our business and essential to our ability to perform day-to-day operations. Loss of security within this critical operational infrastructure could disrupt our operations, require significant management attention and resources and could have a material adverse effect on our performance.

We also manage information technology systems for various customers. While we maintain information security policies and procedures for managing these systems, we generally face the same security threats for these systems as for our own systems. Computer viruses, attempts to gain access to our customers’ data or other electronic security breaches could lead to disruptions in mission critical systems for our customers, unauthorized release of confidential or personally identifiable information and corruption of customer data.

NORTHROP GRUMMAN CORPORATION

These events could damage our reputation and lead to financial losses from remedial actions we must take, potential liability to customers and litigation expenses.

■	Our nuclear operations subject us to various environmental, regulatory, financial and other risks.

The development and operation of nuclear-powered aircraft carriers, nuclear-powered submarines, nuclear facilities and other nuclear operations subject us to various risks, including:

■	potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling and disposal of radioactive materials;

■	unplanned expenditures relating to maintenance, operation, security and repair, including repairs required by the Nuclear Regulatory Commission;

■	reputational harm; and

■	potential liabilities arising out of a nuclear incident whether or not it is within our control.

The U.S. Government provides indemnity protection against specified risks under our contracts pursuant to Public Law 85-804 and the Price-Anderson Nuclear Industries Indemnity Act for certain of our nuclear operations risks. Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Navy, DoE, and Nuclear Regulatory Commission. In the event of noncompliance, these agencies may increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures. Additionally, while we maintain insurance for certain risks related to transportation of low level nuclear materials and waste, such as contaminated clothing, and for regulatory changes in the health, safety and fire protection areas, there can be no assurances that such insurance will be sufficient to cover our costs in the event of an accident or business interruption relating to our nuclear operations, which could have a material adverse effect on our financial position, results of operations, or cash flows.

■	Unforeseen environmental costs could have a material adverse effect on our financial position, results of operations, or cash flows.

Our operations are subject to and affected by a variety of federal, state, local and foreign environmental protection laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns and other actions commonly referred to as “green initiatives.” Compliance with current and future environmental laws and regulations currently requires and is expected to continue to require significant operating and capital costs.

Environmental laws and regulations can impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or decrease the likelihood of accidental hazardous substance releases. We also incur, and expect to continue to incur, costs to comply with current federal and state environmental laws and regulations related to the cleanup of pollutants previously released into the environment. In addition, if we were found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the “Excluded Parties List” maintained by the General Services Administration. The listing would continue until the EPA concludes that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract while they are listed by the EPA.

The adoption of new laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our ability to recover such costs under previously priced contracts or

NORTHROP GRUMMAN CORPORATION

financial insolvency of other responsible parties could cause us to incur costs in the future that would have a material adverse effect on our financial position, results of operations, or cash flows.

■	We are subject to various claims and litigation that could ultimately be resolved against us. Resolution of these matters may require material future cash payments and/or future material charges against our operating income.

The size, type and complexity of our business make us highly susceptible to claims and litigation. We are and may become subject to various environmental claims, income tax matters and other litigation, which, if not resolved within established reserves, could have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Legal Proceedings in Part I, Item 3, Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7 and Note 15 to the consolidated financial statements in Part II, Item 8. Any claims and litigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

■	We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents, trademarks, copyrights, and other forms of intellectual property. The U.S. Government has rights to use certain intellectual property that we develop in performance of government contracts, and it may use or authorize others to use such intellectual property. Our intellectual property is subject to challenge, invalidation, misappropriation or circumvention by third parties.

We also rely significantly upon proprietary technology, information, processes and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors and other parties, as well as through other security measures. These agreements and security measures may not provide meaningful protection for our unpatented proprietary information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

In some instances, we have licensed the proprietary intellectual property of others, but we may be unable in the future to secure the necessary licenses to use such intellectual property on commercially reasonable terms.

■	Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial position.

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities (including, for example, natural disasters and product liability). Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred, including for example, a catastrophic earthquake claim. In some, but not all, circumstances, we may receive indemnification from the U.S. Government. Because of the limitations in overall available coverage referred to above, we may have to bear substantial costs for uninsured losses that could have an adverse effect upon our financial position, results of operations, or cash flows. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations, or cash flows. We commenced legal action against an insurance carrier arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina, and another carrier has denied coverage for certain other losses related to

NORTHROP GRUMMAN CORPORATION

Hurricane Katrina and advised us that it will seek reimbursement of certain amounts previously advanced by that carrier. See Note 15 to the consolidated financial statements in Part II, Item 8.

■	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

As part of our overall strategy, we may, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately half of our recorded total assets. We evaluate goodwill amounts for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. Adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill and/or other intangible assets. We continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets. See Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7.

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

■	We are exploring strategic alternatives for our Shipbuilding segment. We cannot assure you that a transaction will result, or that, if completed, we would realize the anticipated benefits thereof.

In July 2010, we announced that we are evaluating strategic alternatives for the Shipbuilding segment, including, but not limited to, a spin-off to our shareholders. In preparation for an anticipated spin-off of the Shipbuilding business to our shareholders, a registration statement on Form 10 for the shares of our wholly owned subsidiary, Huntington Ingalls Industries, Inc., the entity that would hold the shipbuilding business, was initially filed with the Securities and Exchange Commission in October 2010, with amendments filed in November 2010, December 2010, and January 2011. We cannot assure you that the exploration of these strategic alternatives will result in any transaction. Our ability to complete a transaction involving the Shipbuilding segment in a timely manner, or even at all, could be subject to several factors, including: changes in the company’s operating performance; our ability to obtain any necessary consents or approvals; changes in governmental regulations and policies; and changes in business, political and economic conditions in the United States. As a condition of an anticipated spin-off, we have obtained a private letter ruling from the Internal Revenue Service and expect to receive an opinion of counsel that the spin-off will be tax-free to the company and our shareholders but can give no assurance that any anticipated spin-off will ultimately qualify as a tax-free transaction. If a transaction involving the Shipbuilding segment is delayed for any reason, we may not realize the anticipated benefits, and if a transaction does not occur, we will not realize such benefits. Each of these risks could adversely affect our financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

■	Market volatility and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding and expose us to risks associated with the financial viability of suppliers and the ability of counterparties to perform on financial instruments.

The financial and credit markets recently experienced high levels of volatility and disruption, reducing the availability of credit for certain issuers. Historically, we have occasionally accessed these markets to support certain business activities, including acquisitions, capital expansion projects, refinancing existing debt and issuing letters of credit. In the future, we may not be able to obtain capital market financing or bank financing when needed on favorable terms, or at all, which could have a material adverse effect on our financial position, results of operations, or cash flows.

A tightening of credit could also adversely affect our suppliers’ ability to obtain financing. Delays in suppliers’ ability to obtain financing, or the unavailability of financing, could cause us to be unable to meet our contract obligations and could adversely affect our financial position, results of operations, or cash flows. The inability of our suppliers to obtain financing could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay.

We have executed transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional parties. These transactions expose us to potential credit risk in the event of counterparty default.

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

Variances from these estimates could have a material adverse effect on our financial position, results of operations, or cash flows. For example, the recent volatility in the financial markets resulted in lower than expected returns on our pension plan assets in 2008, which resulted in higher pension costs in subsequent years. See Note 17 to the consolidated financial statements in Part II, Item 8.

Additionally, due to government regulations, pension plan cost recoveries under our government contracts may occur in different periods from when those pension costs are accrued for financial statement purposes or when pension funding is made. Timing differences between pension costs accrued for financial statement purposes or when pension funding occurs compared to when such costs are recoverable as allowable costs under our government contracts could have a material adverse effect on our cash flow from operations. In May 2010, the U.S. Cost Accounting Standards Board published a proposed rulemaking that, if adopted, could provide a framework to partially harmonize these funding timing differences. See Overview – Industry Factors, Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules in Part II, Item 7 for further discussion.

■	Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, timing differences in the recognition of income from contracts for financial statement purposes and for income tax regulations can cause uncertainty with respect to the timing of income tax payments which can have a

NORTHROP GRUMMAN CORPORATION

significant impact on cash flow in a particular period. Furthermore, changes in applicable domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, profitability and cash flow.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the SEC.

NORTHROP GRUMMAN CORPORATION

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

Item 2. Properties

At December 31, 2010, we owned or leased approximately 54 million square feet of floor space at approximately 767 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses. At December 31, 2010, we leased to third parties approximately 622,000 square feet of our owned and leased facilities, and had vacant floor space of approximately 417,000 square feet.

At December 31, 2010, we had major operations at the following locations:

Aerospace Systems – Carson, El Segundo, Manhattan Beach, Mojave, Palmdale, Redondo Beach, and San Diego, CA; Melbourne and St. Augustine, FL; Bethpage, NY; and Clearfield, UT.

Electronic Systems – Azusa, Sunnyvale and Woodland Hills, CA; Norwalk, CT; Apopka, FL; Rolling Meadows, IL; Annapolis, Elkridge, Halethorpe, Linthicum and Sykesville, MD; Williamsville, NY; Cincinnati, OH; Salt Lake City, UT; and Charlottesville, VA. Locations outside the U.S. include France, Germany, Italy and the United Kingdom.

Information Systems – Huntsville, AL; Carson, McClellan, Redondo Beach, San Diego, and San Jose, CA; Aurora and Colorado Springs CO; Washington D.C.; Annapolis Junction and Columbia, MD; Bellevue, NE; and Chantilly, Chester, Dahlgren, Fairfax, Herndon, McLean, and Reston, VA.

Shipbuilding – San Diego, CA; Avondale, LA; Gulfport and Pascagoula, MS; and Hampton, Newport News, and Suffolk, VA.

Technical Services – Sierra Vista, AZ; Warner Robins, GA; Lake Charles, LA; and Herndon, VA.

Corporate and other locations – Los Angeles, CA; Morris Plains, NJ; York, PA; Irving, TX; and Arlington, Falls Church and Lebanon, VA. Locations outside the U.S. include Canada.

NORTHROP GRUMMAN CORPORATION

The following is a summary of our floor space at December 31, 2010:

			U.S. Government
Square feet (in thousands)	Owned	Leased	Owned/Leased	Total
Aerospace Systems	6,354	5,657	1,914	13,925
Electronic Systems	8,175	3,397		11,572
Information Systems	652	7,936		8,588
Shipbuilding	13,010	2,912	203	16,125
Technical Services	128	2,114	4	2,246
Corporate	967	920		1,887

Total	29,286	22,936	2,121	54,343

We maintain our properties in good operating condition. We believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.

In January 2010, we announced our decision to move our principal executive offices from Los Angeles, California to the Washington D.C. area. In the fourth quarter of 2010, we purchased an existing 334,407 square foot building located at 2980 Fairview Park Drive, Falls Church, Virginia, as the new location for our principal executive offices and expect to initiate operations there in the summer of 2011. We believe this move will enable us to better serve our customers. Although we are moving some corporate staff from Los Angeles, the state of California remains a significant business location for us.

Item 3. Legal Proceedings

We have provided information about certain legal proceedings in which we are involved in Note 15 to the consolidated financial statements in Part II, Item 8.

In addition to the matters disclosed in Note 15, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business, and based on information available to us, we do not believe at this time that any such additional proceedings will individually, or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A, of this report.

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

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2010			2009
January to March	$65.78	to	$55.63	$49.72	to	$34.35
April to June	$69.38	to	$54.44	$50.54	to	$43.98
July to September	$60.63	to	$54.10	$52.75	to	$43.23
October to December	$65.34	to	$60.11	$56.84	to	$49.59

(b)  Holders.

The approximate number of common stockholders was 32,388 as of February 7, 2011.

(c)  Dividends.

Quarterly dividends per common share for the most recent two years are as follows:

	2010	2009
January to March	$0.43	$0.40
April to June	0.47	0.43
July to September	0.47	0.43
October to December	0.47	0.43

	$1.84	$1.69

Common Stock
We have 800,000,000 shares authorized at a $1 par value per share, of which 290,956,752 shares and 306,865,201 shares were outstanding as of December 31, 2010, and 2009, respectively.

Preferred Stock
We have 10,000,000 shares authorized at a $1 par value per share, of which no shares were issued and outstanding as of December 31, 2010, and 2009.

On February 20, 2008, our board of directors approved the redemption of the 3.5 million shares of Series B Convertible Preferred Stock on April 4, 2008. Substantially all of the preferred shares were converted into common stock at the election of stockholders prior to the redemption date. All remaining non converted shares were redeemed on the redemption date. We issued approximately 6.4 million shares of common stock as a result of the conversion and redemption.

(d)  Annual Meeting of Stockholders.

Our Annual Meeting of Stockholders will be held on May 18, 2011, in Chantilly, Virginia.

NORTHROP GRUMMAN CORPORATION

(e)  Stock Performance Graph.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
AMONG NORTHROP GRUMMAN CORPORATION, THE S&P 500 INDEX,
AND THE S&P AEROSPACE & DEFENSE INDEX

(1)	Assumes $100 invested at the close of business on December 31, 2005, in Northrop Grumman Corporation common stock, Standard & Poor’s (S&P) 500 Index, and the S&P Aerospace Defense Index.

(2)	The cumulative total return assumes reinvestment of dividends.

(3)	The S&P Aerospace Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Goodrich Corporation, Honeywell International Inc., ITT Corporation, L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc., and United Technologies Corporation.

(4)	The total return is weighted according to market capitalization of each company at the beginning of each year.

NORTHROP GRUMMAN CORPORATION

(f)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We have summarized our repurchases of common stock during the three months ended December 31, 2010, in the table below.

				Approximate
				Dollar Value
			Total Numbers	of Shares
			of Shares	that May
			Purchased	Yet Be
			as Part	Purchased
			of Publicly	Under the
	Total Number	Average Price	Announced	Plans or
	of Shares	Paid per	Plans or	Programs
Period	Purchased(1)	Share(2)	Programs	($ in millions)
October 1 through October 31, 2010	518,760	$61.74	518,760	$1,848
November 1 through November 30, 2010	664,980	62.18	664,980	1,806
December 1 through December 31, 2010	693,106	64.31	693,106	1,762

Total	1,876,846	$62.85	1,876,846	$1,762 (1)

(1)	On June 16, 2010, our board of directors authorized a share repurchase program of up to $2.0 billion of our common stock. As of December 31, 2010, we had $1.8 billion remaining under this authorization for share repurchases.

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

(g)  Securities Authorized for Issuance Under Equity Compensation Plans.

For a description of securities authorized under our equity compensation plans, see Note 18 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 6.	Selected Financial Data

The data presented in the following table is derived from the audited consolidated financial statements and other information adjusted to reflect the effects of discontinued operations. See also Business Acquisitions and Business Dispositions in Part II, Item 7.

Selected Financial Data

	Year Ended December 31
$ in millions, except per share	2010	2009	2008	2007	2006
Sales and Service Revenues
U.S. Government	$32,094	$31,037	$29,320	$27,361	$25,906
Other customers	2,663	2,718	2,995	2,980	2,749

Total revenues	$34,757	$33,755	$32,315	$30,341	$28,655

Goodwill impairment			$(3,060)
Operating income (loss)	$3,070	$2,483	(263)	$2,925	$2,405
Earnings (loss) from continuing operations	2,038	1,573	(1,379)	1,751	1,535

Basic earnings (loss) per share, from continuing operations	$6.86	$4.93	$(4.12)	$5.12	$4.44
Diluted earnings (loss) per share, from continuing operations	6.77	4.87	(4.12)	5.01	4.28
Cash dividends declared per common share	1.84	1.69	1.57	1.48	1.16

Year-End Financial Position
Total assets	$31,421	$30,252	$30,197	$33,373	$32,009
Notes payable to banks and long-term debt	4,829	4,294	3,944	4,055	4,162
Total long-term obligations and preferred stock(1)	9,478	10,580	10,828	9,235	8,622

Financial Metrics
Net cash provided by operating activities	$2,453	$2,133	$3,211	$2,890	$1,756
Free cash flow(2)	1,677	1,411	2,420	2,072	947
Notes payable to banks and long-term debt as a percentage of shareholders’ equity	35.6%	33.8%	33.1%	22.9%	25.0%

Other Information
Company-sponsored research and development expenses	$603	$610	$564	$522	$559
Maintenance and repairs	516	481	439	331	354
Payroll and employee benefits	14,032	14,751	13,036	12,301	11,918

Number of employees at year-end	117,100	120,700	123,600	121,700	121,400

(1)	In 2008, all of the shares of preferred stock were converted or redeemed.

(2)	Free cash flow is a non-GAAP financial measure and is calculated as net cash provided by operations less capital expenditures and outsourcing contract and related software costs. Outsourcing contract and related software costs are similar to capital expenditures in that the contract costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. These outsourcing contract and related software costs are deferred and expensed over the contract life. See Liquidity and Capital Resources – Free Cash Flow in Part II, Item 7 for more information on this measure.

NORTHROP GRUMMAN CORPORATION

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Notable Events
Certain notable events or activities affecting our 2010 consolidated financial results included the following:

Significant financial events for the year ended December 31, 2010

■	Recorded $113 million pre-tax charge related to the winding down of our shipbuilding operations at the Avondale, Louisiana facility.

■	Recorded $231 million pre-tax charge related to the redemption of outstanding debt
■	Recognized net tax benefits of $296 million in connection with Internal Revenue Service (IRS) settlement on our tax returns for years 2004 through 2006.

■	Contributed voluntary pension funding amounts totaling $830 million.
■	Issued $1.5 billion of unsecured senior debt obligations.
■	Paid $1.1 billion to repurchase outstanding debt securities (including $231 million in premiums paid).
■	Repurchased 19.7 million common shares for $1.2 billion.
■	Increased quarterly stock dividend from $0.43 per share to $0.47 per share.

Other notable events for the year ended December 31, 2010

■	Announced in July the decision to explore strategic alternatives for the Shipbuilding business. In preparation for an anticipated spin-off of the Shipbuilding business to the company’s shareholders, a registration statement on Form 10 for the shares of Huntington Ingalls Industries, Inc. (HII or the Shipbuilding business) was initially filed with the Securities and Exchange Commission (SEC) in October 2010, with amendments filed in November 2010, December 2010 and January 2011.

■	Reached agreement with the Commonwealth of Virginia related to the Virginia IT outsourcing contract (VITA).

■	Authorized new share repurchases of up to $2.0 billion.

Outlook
Beginning with the credit crisis of 2008 through the present, the United States and global economies have experienced a period of substantial economic uncertainty and turmoil, and the related financial markets have been characterized by significant volatility. While the financial markets have begun to stabilize and improve in 2009 and 2010, the U.S. and global economies continue to struggle as a result of high levels of national debt and historic levels of borrowing to support stimulus and financial support spending.

Current levels of deficit spending are at high levels and likely are unsustainable for the U.S. and several of its allies, and we expect that U.S. and allied government defense spending may come under increasing pressure as governments search for ways to reduce deficits and national debts. Defense Secretary Gates recently proposed a baseline fiscal 2012 defense budget of $553 billion, which is $6 billion higher than the fiscal 2011 budget request, but $13 billion less than previously planned. Under this budget proposal, the overall defense budget will decline by $78 billion over a five year period beginning in fiscal 2012 from the previous plan, and will include program cancellations and restructurings, including reducing the number of F-35 joint strike fighters from 449 to 325 jets

NORTHROP GRUMMAN CORPORATION

over that period. Northrop Grumman is one of the largest subcontractors on the F-35 program, and if approved by Congress, the reduction would impact our revenues.

Secretary Gates also outlined future opportunities for which we could compete, including a next generation nuclear capable long-range bomber, additional F/A-18 E/F aircraft to offset the reduction in the F-35 aircraft, as well as numerous opportunities to apply our unmanned airborne technologies and capabilities and our broad sensor technologies to new products and to upgrade several existing platforms.

While the real rate of growth in the top line defense budget may be slowing for the first time since 9/11, the U.S. Government’s budgetary process continues to give us good visibility regarding future spending and the threat areas that it is addressing. We believe that our current contracts, and our strong backlog of previously awarded contracts align well with our customer’s future needs, and this provides us with good insight regarding future cash flows from our businesses. Nonetheless, we recognize that no business is immune to the current economic situation and new policy initiatives could adversely affect future defense spending levels, which could lower our expected future revenues. Certain programs in which we participate may be subject to potential reductions due to this slower rate of growth in the U.S. defense budget and the utilization of funds to support the ongoing conflicts in Iraq and Afghanistan.

Liquidity Trends – In light of the ongoing economic situation, we have evaluated our future liquidity needs, both from a short-term and long-term perspective. We expect that cash on hand at the beginning of the year plus cash generated from operations and cash available under credit lines will be sufficient in 2011 to service debt, finance capital expansion projects, pay federal, foreign, and state income taxes, fund pension and other post-retirement benefit plans, and continue paying dividends to shareholders. We have a committed $2 billion revolving credit facility, with a maturity date of August 10, 2012, that can be accessed on a same-day basis.

We believe we can obtain additional capital to provide for long-term liquidity, if necessary, from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. We have an effective shelf registration statement on file with the SEC. See Liquidity and Capital Resources below for further discussions about our financing activities.

Industry Factors
We are subject to the unique characteristics of the U.S. defense industry as a monopsony, whereby demand for our products and services comes primarily from one customer, and by certain elements peculiar to our own business mix.

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules – On May 10, 2010, the CAS Board published a Notice of Proposed Rulemaking (NPRM) that if adopted would provide a framework to partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) funding requirements. The NPRM would “harmonize” by mitigating the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act (ERISA) minimum funding requirements. Until the final rule is published, and to the extent that the final rule does not completely eliminate mismatches between ERISA funding requirements and CAS pension costs, government contractors maintaining defined benefit pension plans will continue to experience a timing mismatch between required contributions and pension expenses recoverable under CAS. The final rule is expected to be issued in 2011 and to apply to contracts starting the year following the award of the first CAS covered contract after the effective date of the new rule. This would mean the rule would apply to our contracts in 2012. We anticipate that contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.

Economic Opportunities, Challenges, and Risks
The United States continues to face a complex and rapidly changing national security environment, while simultaneously addressing domestic economic challenges such as unemployment, federal budget deficits and the growing national debt. The U.S. Government’s investment in capabilities that respond to constantly evolving threats is increasingly being balanced against the need to address domestic economic challenges. We believe that

NORTHROP GRUMMAN CORPORATION

the U.S. Government will continue to place a high priority on defense spending and national security, as well as economic challenges, and will continue to invest in sophisticated systems providing long-range surveillance and intelligence, battle management, precision strike, and strategic agility.

The U.S. Government faces the additional challenge of recapitalizing equipment and rebuilding readiness while also pursuing modernization and reducing overhead and inefficiency. The DoD has announced several initiatives to improve efficiency, refocus priorities and enhance DoD business practices including those used to procure goods and services from defense contractors.

The DoD initiatives are organized into five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. Initial plans resulting from these initiatives were announced in early 2010 and the defense department expects that these initiatives will generate $100 billion in savings. On January 6, 2011, Secretary Gates provided initial details on fiscal year 2012 defense budget and programmatic plans and elaborated on the allocation of the $100 billion in expected savings from efficiency initiatives. The Secretary described plans to allocate $28 billion for increased operating costs and $70 billion for investment in high priority capabilities. In addition to the efficiency savings, the DoD plans to reduce defense spending from its prior plans by $78 billion over the next five fiscal years.

At the date of this report, the fiscal year 2012 defense budget has not been submitted by the President and Congress had not yet passed a baseline fiscal year 2011 defense budget or any of the appropriations funding bills relating to our customer base. As a result, the U.S. Government is currently operating under a Continuing Resolution (CR) that funds programs and services at fiscal year 2010 levels. The CR is set to expire on March 4, 2011, after which Congress will either pass a new appropriations bill or extend a CR. The latter case would likely fund programs at fiscal year 2010 levels and would affect the profitability of some of our programs and potentially delay new awards. We anticipate continued spirited debate over defense spending in 2011 as part of a larger dialog around the federal deficit and potential cuts in government spending. Budget decisions made in this environment could have long-term consequences for our company and the entire defense industry.

Although reductions to certain programs in which we participate or for which we expect to compete are always possible, we believe that spending on recapitalization, modernization and maintenance of defense and homeland security assets will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems along with advanced electronics and software to enhance the capabilities of individual systems and provide for the real-time integration of individual surveillance, information management, strike, and battle management platforms. Given the current era of irregular warfare, we expect an increase in investment in persistent awareness with intelligence, surveillance and reconnaissance (ISR) systems, cyber warfare, and expansion of information available for the warfighter to make timely decisions. Other significant new competitive opportunities include long range strike, directed energy applications, missile defense, satellite communications systems, restricted programs, cybersecurity, technical services and information technology contracts, and numerous international and homeland security programs.

Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to numerous procurement and other regulations, including the False Claims Act and the International Traffic in Arms Regulations promulgated under the Arms Export Control Act. Noncompliance found by any one agency could result in fines, penalties, debarment, or suspension from receiving contracts with all U.S. Government agencies. We could experience material adverse effects on our business operations if we or a portion of our business were suspended or debarred.

We could be affected by future laws or regulations, including those enacted in response to climate change concerns and other actions known as “green initiatives.” We recently established a goal of reducing our greenhouse gas emissions over a five-year period through December 31, 2014. To comply with existing green initiatives and our greenhouse gas emissions goal, we expect to incur capital and operating costs, but at this time

NORTHROP GRUMMAN CORPORATION

we do not expect that such costs will have a material adverse effect upon our financial position, results of operations or cash flows.

See Risk Factors located in Part I, Item 1A for a more complete description of risks faced by us and the defense industry.

BUSINESS ACQUISITIONS

2009 – We acquired Sonoma Photonics, Inc., as well as assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line in April 2009 for an aggregate amount of approximately $33 million. The operating results from the date of acquisition are reported in the Aerospace Systems segment from the date of acquisition.

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

BUSINESS DISPOSITIONS

2009 – We sold our Advisory Services Division (ASD) in December 2009, for $1.65 billion in cash to an investor group led by General Atlantic, LLC and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other businesses also in Information Systems that provide systems engineering technical assistance (SETA) and other analysis and advisory services. Sales for ASD in the years ended December 31, 2009, and 2008, were approximately $1.5 billion, and $1.6 billion, respectively. The assets, liabilities and operating results of this business unit are reported as discontinued operations in the consolidated financial statements for all periods presented.

2008 – We sold our Electro-Optical Systems (EOS) business in April 2008 for $175 million in cash to L-3 Communications Corporation and recognized a gain of $19 million, net of taxes. EOS, formerly a part of the Electronic Systems segment, produces night vision and applied optics products. Sales for this business through April 2008 were approximately $53 million. The assets, liabilities and operating results of this business are reported as discontinued operations in the consolidated financial statements for all periods presented.

Discontinued Operations – Earnings for the businesses classified within discontinued operations (primarily as a result of the sale of ASD discussed above) were as follows:

	Year Ended December 31
$ in millions	2010	2009	2008
Sales and service revenues		$1,536	$1,625

Earnings from discontinued operations		149	146
Income tax expense		(54)	(55)

Earnings, net of tax		$95	$91
Gain on divestitures	10	446	66
Income tax benefit (expense)	5	(428)	(40)

Gain from discontinued operations, net of tax	$15	$18	$26

Earnings from discontinued operations, net of tax	$15	$113	$117

CONTRACTS

We generate the majority of our business from long-term government contracts for development, production, and support activities. Government contracts typically include the following cost elements: direct material, labor

NORTHROP GRUMMAN CORPORATION

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

The following table summarizes 2010 revenue recognized by contract type and customer:

	U.S.	Other		Percent
($ in millions)	Government	Customers	Total	of Total
Flexibly priced	$23,054	$198	$23,252	67%
Firm fixed-price	9,039	2,466	11,505	33%

Total	$32,093	$2,664	$34,757	100%

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

Award Fees – Certain contracts contain provisions consisting of award fees based on performance criteria such as cost, schedule, quality, and technical performance. Award fees are determined and earned based on an evaluation by the customer of the company’s performance against such negotiated criteria. Fees that can be reasonably assured and reasonably estimated are recorded over the performance period of the contract. Award fee contracts are used in certain of our operating segments. Examples of significant long-term contracts with substantial negotiated award fee amounts are the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System and the majority of satellite contracts.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Revenue Recognition
Overview – We derive the majority of our business from long-term contracts for the production of goods and services provided to the federal government, which are accounted for in conformity with accounting principles

NORTHROP GRUMMAN CORPORATION

generally accepted in the United States of America (GAAP) for construction-type and production-type contracts and federal government contractors. We classify contract revenues as product sales or service revenues depending on the predominant attributes of the relevant underlying contract. We also enter into contracts that are not associated with the federal government, such as contracts to provide certain services to non-federal government customers. We account for those contracts in accordance with the relevant GAAP revenue recognition principles.

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

Certain Service Contracts – We generally recognize revenue under contracts to provide services to non-federal government customers when services are performed. Service contracts include operations and maintenance contracts, and outsourcing-type arrangements, primarily in Technical Services and Information Systems. We generally recognize revenue under such contracts on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these service contracts are expensed as incurred, except that direct and incremental set-up costs are capitalized and amortized over the life of the agreement. Operating profit related to such service contracts may fluctuate from period to period, particularly in the earlier phases of the contract.

Contracts that include more than one type of product or service are accounted for under the relevant GAAP guidance for revenue arrangements with multiple-elements. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

Cost Estimation – The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of our engineers, program managers, and financial professionals. Factors that are

NORTHROP GRUMMAN CORPORATION

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

Purchase Accounting and Goodwill
Overview – We allocate the purchase price of an acquired business to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. Adjustments to the fair value of purchased assets and liabilities after the measurement period are recognized in net earnings.

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

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weights of each component of our consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer-term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model.

As a result of our announcement to wind down operations at Shipbuilding’s Avondale, Louisiana facility (see Note 7 to the consolidated financial statements in Part II, Item 8), we performed an interim impairment test on Shipbuilding’s goodwill as of June 30, 2010, and concluded that the estimated fair value of the Shipbuilding reporting unit was substantially in excess of its carrying value.

The results of our annual goodwill impairment test as of November 30, 2010, indicated that the estimated fair value of all reporting units were substantially in excess of their carrying values.

Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.

NORTHROP GRUMMAN CORPORATION

Litigation, Commitments, and Contingencies
Overview – We are subject to a range of claims, lawsuits, environmental and income tax matters, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and our internal and external legal counsel. In accordance with our practices relating to accounting for contingencies, we record amounts as charges to earnings after taking into consideration the facts and circumstances of each matter known to us, including any settlement offers, and determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure to us may vary from earlier estimates as further facts and circumstances become known. When a range of costs is possible and no amount within that range is a better estimate than another, we record the minimum amount of the range.

U.S. Government Claims – From time to time, our customers advise us of ordinary course claims and penalties concerning certain potential disallowed costs. When such findings are presented, we engage U.S. Government representatives in discussions to enable us to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect our expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available.

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

Litigation Accruals – Litigation accruals are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure to us may vary from earlier estimates as further facts and circumstances become known to us.

Uncertain Tax Positions – Tax positions meeting the more-likely-than-not recognition threshold may be recognized or continue to be recognized in the financial statements. The timing and amount of accrued interest is determined by the applicable tax law associated with an underpayment of income taxes. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed in our tax return. We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense. See Note 11 to the consolidated financial statements in Part II, Item 8. Under existing GAAP, prior to January 1, 2009, changes in accruals associated with uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses were charged or credited to goodwill; effective January 1, 2009, such changes will be recorded to income tax expense. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined.

Retirement Benefits
Overview – We annually evaluate assumptions used in determining projected benefit obligations and the fair values of plan assets for our pension plans and other post-retirement benefits plans in consultation with our outside

NORTHROP GRUMMAN CORPORATION

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

Discount Rate – The discount rate represents the interest rate that is used to determine the present value of future cash flows currently expected to be required to settle the pension and post-retirement benefit obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, the discount rate is primarily determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Taking into consideration the factors noted above, our weighted-average pension composite discount rate was 5.76 percent at December 31, 2010, and 6.03 percent at December 31, 2009. Holding all other assumptions constant, and since net actuarial gains and losses were in excess of the 10 percent accounting corridor in 2010, an increase or decrease of 25 basis points in the discount rate assumption for 2010 would have decreased or increased pension and post-retirement benefit expense for 2010 by approximately $80 million, of which $3 million relates to post-retirement benefits, and decreased or increased the amount of the benefit obligation recorded at December 31, 2010, by approximately $850 million, of which $70 million relates to post-retirement benefits. The effects of hypothetical changes in the discount rate for a single year may not be representative and may be asymmetrical or nonlinear for future years because of the application of the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required. Due to adverse capital market conditions in 2008 our pension plan assets experienced a negative return of approximately 16 percent in 2008. As a result, substantially all of our plans experienced net actuarial losses outside the 10 percent accounting corridor at the end of 2008, thus requiring accumulated gains and losses to be amortized to expense. As a result of this condition, sensitivity of net periodic pension costs to changes in the discount rate were much higher in 2009 and 2010 than was the case in 2008 and prior. This condition is expected to continue into the near future.

Expected Long-Term Rate of Return – The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested in a specified target asset allocation to provide for anticipated future benefit payment obligations. For 2010 and 2009, we assumed an expected long-term rate of return on plan assets of 8.5 percent. An increase or decrease of 25 basis points in the expected long-term rate of return assumption for 2010, holding all other assumptions constant, would increase or decrease our pension and post-retirement benefit expense for 2010 by approximately $54 million, of which $2 million relates to post-retirement benefits.

Health Care Cost Trend Rates – The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on external estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. Using a combination of market expectations and economic projections including the effect of health care reform, we selected an expected initial health care cost trend rate of 8 percent for 2011 and an ultimate health care cost trend rate of 5 percent reached in 2017. In 2009, we assumed an expected initial health care cost trend rate of 7 percent for 2010 and an ultimate health care cost trend rate of 5 percent reached in 2014. Although our actual cost experience is much lower at this time, market conditions and the potential effects of health care reform are expected to increase medical cost trends in the next one to three years thus our past experience may not reflect future conditions.

NORTHROP GRUMMAN CORPORATION

Differences in the initial through the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2010 post-retirement benefit results:

	1-Percentage-	1-Percentage-
$ in millions	Point Increase	Point Decrease
Increase (Decrease) From Change In Health Care Cost Trend Rates To
Post-retirement benefit expense	$6	$(7)
Post-retirement benefit liability	74	(86)

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Year Ended December 31
$ in millions, except per share	2010	2009	2008
Sales and service revenues	$34,757	$33,755	$32,315
Cost of sales and service revenues	(28,609)	(28,130)	(26,375)
General and administrative expenses	(3,078)	(3,142)	(3,143)
Goodwill impairment			(3,060)
Operating income (loss)	3,070	2,483	(263)
Interest expense	(281)	(281)	(295)
Charge on debt redemption	(231)
Other, net	37	64	38
Federal and foreign income taxes	(557)	(693)	(859)
Diluted earnings (loss) per share from continuing operations	6.77	4.87	(4.12)
Net cash provided by operating activities	2,453	2,133	3,211

Sales and Service Revenues
Sales and service revenues consist of the following:

	Year Ended December 31
$ in millions	2010	2009	2008
Product sales	$21,776	$20,914	$19,634
Service revenues	12,981	12,841	12,681

Sales and service revenues	$34,757	$33,755	$32,315

2010 – Sales and service revenues increased $1 billion, or 3 percent, over 2009. The increase is due to $862 million higher product sales and $140 million higher service revenues. The 4 percent increase in product sales reflects sales growth in Aerospace Systems and Shipbuilding. The 1 percent increase in service revenues reflects sales growth at Technical Services.

2009 – Sales and service revenues increased $1.4 billion, or 4 percent, over 2008. The increase is due to $1.3 billion higher product sales and $160 million higher service revenues. The 7 percent increase in product sales reflects sales growth in Aerospace Systems, Electronic Systems and Shipbuilding. The 1 percent increase in service revenues reflects sales growth in Information Systems and Technical Services.

See the Segment Operating Results section below for further information.

NORTHROP GRUMMAN CORPORATION

Cost of Sales and Service Revenues
Cost of sales and service revenues and general and administrative expenses are comprised of the following:

	Year Ended December 31
$ in millions	2010	2009	2008
Cost of sales and service revenues
Cost of product sales	$16,820	$16,591	$15,490
% of product sales	77.2%	79.3%	78.9%
Cost of service revenues	11,789	11,539	10,885
% of service revenues	90.8%	89.9%	85.8%
General and administrative expenses	3,078	3,142	3,143
% of total sales and service revenues	8.9%	9.3%	9.7%
Goodwill impairment			3,060

Cost of sales and service revenues	$31,687	$31,272	$32,578

Cost of Product Sales and Service Revenues
2010 – Cost of product sales in 2010 increased $229 million, or 1 percent, over 2009 primarily due to the higher sales volume described above. The decrease in cost of product sales as a percentage of product sales was primarily due to lower GAAP pension expenses and performance improvements in Aerospace Systems and Electronic Systems.

Cost of service revenues in 2010 increased $250 million, or 2 percent, over 2009 and as a percentage of service revenues increased 90 basis points, primarily due to program mix changes at Information Systems.

2009 – Cost of product sales in 2009 increased $1.1 billion, or 7 percent, over 2008 primarily due to the higher sales volume described above. The increase in cost of product sales as a percentage of product sales was primarily due to higher GAAP pension costs across all of our businesses.

Cost of service revenues in 2009 increased $654 million, or 6 percent, over 2008 primarily due to the higher sales volume described above. The increase in cost of service revenues as a percentage of service revenues was primarily due to higher GAAP pension costs across all of our businesses.

See the Segment Operating Results section below for further information.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations. General and administrative expenses for 2010 decreased $64 million from the prior year primarily due to the 2009 disposition of ASD at our Information Systems segment. General and administrative expenses as a percentage of total sales and service revenues decreased from 9.3 percent in 2009 to 8.9 percent in 2010, primarily due to cost reductions realized from the 2009 streamlining of our organizational structure from seven to five operating segments. General and administrative expenses as a percentage of total sales and service revenues decreased from 9.7 percent in 2008 to 9.3 percent in 2009, primarily due to lower corporate overhead costs and a $64 million gain from a legal settlement in 2009, net of legal provisions and related expenses.

Goodwill Impairment – In 2008, we recorded a non-cash charge totaling $3.1 billion at Aerospace Systems and Shipbuilding as a result of adverse equity market conditions that caused a decrease in market multiples and our stock price.

NORTHROP GRUMMAN CORPORATION

Operating Income (Loss)
We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses. We also further evaluate operating income for each of the business segments in which we operate.

We internally manage our operations by reference to “segment operating income.” Segment operating income is defined as operating income before unallocated expenses and net pension adjustment, neither of which affect the operating results of segments, and the reversal of royalty income, which is classified as “other, net” for financial reporting purposes. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating income to total operating income:

	Year Ended December 31
$ in millions	2010	2009	2008
Segment operating income (loss)	$3,326	$2,929	$(299)
Unallocated corporate expenses	(220)	(111)	(157)
Net pension adjustment	(25)	(311)	263
Royalty income adjustment	(11)	(24)	(70)

Total operating income (loss)	$3,070	$2,483	$(263)

Segment Operating Income (Loss)
Segment operating income in 2010 increased $397 million, or 14 percent, as compared with 2009. Total segment operating income was 9.6 percent and 8.7 percent of total sales and service revenues in 2010 and 2009, respectively. The increase in 2010 segment operating income is primarily due to the 3 percent increase in sales volume and performance improvements across all operating segments. Segment operating income in 2009 was $2.9 billion as compared with segment operating loss of $299 million in 2008. The loss in 2008 was primarily due to goodwill impairment charges totaling $3.1 billion at Aerospace Systems and Shipbuilding. See discussion of Segment Operating Results below for further information.

Unallocated Corporate Expenses
Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated corporate expenses for 2010 increased $109 million, or 98 percent, as compared with 2009, primarily due to inclusion of a $64 million net gain from a legal settlement in 2009, as well as an increase in environmental, health and welfare, and stock compensation expenses in 2010. Unallocated corporate expenses for 2009 decreased $46 million, or 29 percent, as compared with 2008, primarily due to a $64 million gain from a legal settlement in 2009, net of legal provisions and related expenses, partially offset by higher costs related to environmental remediation and post-retirement employee benefits.

Net Pension Adjustment
Net pension adjustment reflects the difference between pension expenses determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. The pension adjustment in 2010 decreased by $286 million as compared with 2009 primarily due to lower GAAP pension expense as a result of favorable returns on pension plan assets in 2009. The net pension adjustment in 2009 was an expense of $311 million, as compared with income of $263 million in 2008. The net pension expense in 2009 was primarily the result of negative returns on plan assets in 2008.

NORTHROP GRUMMAN CORPORATION

Royalty Income Adjustment
Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes. See Other, net below.

Interest Expense
2010 – Interest expense in 2010 was comparable to 2009.

2009 – Interest expense in 2009 decreased $14 million, or 5 percent, as compared with 2008. The decrease is primarily due to higher capitalized interest and lower interest rates.

Charge on Debt Redemption
2010 – In November 2010, we repurchased outstanding debt held by our subsidiaries, Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc., and recorded a pre-tax charge of $231 million primarily related to premiums paid on the debt tendered. See Liquidity and Capital Resources below and Note 14 to the consolidated financial statements in Part II, Item 8.

Other, net
2010 – Other, net for 2010 decreased $27 million as compared with 2009, primarily due to lower royalty income and lower returns on investments in marketable securities used as a funding source for non-qualified employee benefits.

2009 – Other, net for 2009 increased $26 million as compared with 2008, primarily due to positive mark-to-market adjustments on investments in marketable securities used as funding for non-qualified employee benefits and a gain from the recovery of a loan to an affiliate, which more than offset the benefit in the prior year of $60 million of royalty income from patent infringement settlements.

Federal and Foreign Income Taxes
2010 – Our effective tax rate on earnings from continuing operations for 2010 was 21.5 percent compared with 30.6 percent in 2009. In 2010, we recognized net tax benefits of approximately $296 million to reflect the final approval from the IRS and the U.S. Congressional Joint Committee on Taxation (Joint Committee) of the IRS’ examination of our tax returns for the years 2004 through 2006. In 2009, we recognized net tax benefits of approximately $75 million primarily as a result of a final settlement with the IRS Office of Appeals and the Joint Committee related to our tax returns for years ended 2001 through 2003.

2009 – Our effective tax rate on earnings from continuing operations for 2009 was 30.6 percent compared with 33.8 percent in 2008 (excluding the non-cash, non-deductible goodwill impairment charge of $3.1 billion at Aerospace Systems and Shipbuilding). The 2009 tax rate reflects net tax benefits of approximately $75 million related to a final settlement with the IRS as discussed above.

Discontinued Operations
2010 – Earnings from discontinued operations, net of tax was $15 million and is primarily attributable to adjustments to the gain on the 2009 sale of ASD to reflect purchase price adjustments and the utilization of additional capital loss carry-forwards.

2009 – Earnings from discontinued operations, net of tax was $113 million for 2009, compared with $117 million in 2008. The earnings were primarily attributable to the operating results and gain on disposition of ASD, which was sold in December 2009. See Note 6 to the consolidated financial statements in Part II, Item 8.

Diluted Earnings (Loss) Per Share
2010 – Diluted earnings per share from continuing operations in 2010 were $6.77 per share, as compared with $4.87 diluted earnings per share in 2009. Diluted earnings per share are based on weighted-average diluted shares outstanding of 301.1 million for 2010 and 323.3 million for 2009, respectively.

2009 – Diluted earnings per share from continuing operations in 2009 were $4.87 per share, as compared with $4.12 diluted loss per share in 2008. Earnings per share are based on weighted-average diluted shares outstanding

NORTHROP GRUMMAN CORPORATION

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

Net Cash Provided by Operating Activities
2010 – Net cash provided by operating activities in 2010 was $2.5 billion as compared with $2.1 billion in 2009 and reflects improved cash collections from our customers and lower tax payments, primarily due to $508 million taxes paid in 2009 related to the sale of ASD. In 2010, we contributed $894 million to our pension plans, of which $830 million was voluntarily pre-funded, as compared with $858 million in 2009, of which $800 million was voluntarily pre-funded. Income taxes paid, net of refunds, was $1.1 billion in 2010, as compared with $1.3 billion in 2009.

Net cash provided by operating activities for 2010 included $94 million of federal and state income tax refunds and $11 million of interest income received.

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

SEGMENT OPERATING RESULTS

Basis of Presentation
We are aligned into five reportable segments: Aerospace Systems, Electronic Systems, Information Systems, Shipbuilding and Technical Services. See Note 8 in Part II, Item 8 for more information about our segments.

In January 2010, we transferred our internal information technology services unit from the Information Systems segment to our corporate shared services group. The intersegment sales and operating income for this unit that were previously recognized in the Information Systems segment are immaterial and have been eliminated for the years presented.

	Year Ended December 31
$ in millions	2010	2009	2008
Sales and Service Revenues
Aerospace Systems	$10,910	$10,419	$9,825
Electronic Systems	7,613	7,671	7,048
Information Systems	8,395	8,536	8,174
Shipbuilding	6,719	6,213	6,145
Technical Services	3,230	2,776	2,535
Intersegment eliminations	(2,110)	(1,860)	(1,412)

Total sales and service revenues	$34,757	$33,755	$32,315

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2010	2009	2008
Operating Income (Loss)
Aerospace Systems	$1,256	$1,071	$416
Electronic Systems	1,023	969	947
Information Systems	756	624	626
Shipbuilding	325	299	(2,307)
Technical Services	206	161	144
Intersegment eliminations	(240)	(195)	(125)

Total Segment Operating Income (Loss)	3,326	2,929	(299)
Non-segment factors affecting operating income (loss)
Unallocated corporate expenses	(220)	(111)	(157)
Net pension adjustment	(25)	(311)	263
Royalty income adjustment	(11)	(24)	(70)

Total operating income (loss)	$3,070	$2,483	$(263)

See Consolidated Operating Results – Operating Income (Loss) above for more information on non-segment factors affecting our operating results.

KEY SEGMENT FINANCIAL MEASURES

Operating Performance Assessment and Reporting
We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates and Judgments described on page 32. As indicated in our discussion on “Contracts” on page 31, our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Due to FAR rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. Unusual fluctuations in operating performance attributable to changes in a specific cost element across multiple contracts, however, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations generally focuses around our five segments versus distinguishing between products and services. Our Aerospace Systems, Electronic Systems and Shipbuilding segments generate predominantly product sales, while the Information Systems and Technical Services segments generate predominantly service revenues.

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

Program Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-K are included in the “Glossary of Programs” beginning on page 54.

AEROSPACE SYSTEMS

	Year Ended December 31
$ in millions	2010	2009	2008
Sales and Service Revenues	$10,910	$10,419	$9,825
Segment Operating Income	1,256	1,071	416
As a percentage of segment sales	11.5%	10.3%	4.2%

Sales and Service Revenues
2010 – Aerospace Systems revenue increased $491 million, or 5 percent, as compared with 2009. The increase is primarily due to $517 million higher sales in Battle Management & Engagement Systems (BM&ES) and $218 million higher sales in Strike & Surveillance Systems (S&SS), partially offset by $315 million lower sales in Advanced Programs & Technology (AP&T). The increase in BM&ES is due to higher sales volume on the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System, EA-6B, EA-18G, E-2 and Long Endurance Multi-Intelligence Vehicle (LEMV) programs. The increase in S&SS is primarily due to higher sales volume associated with manned and unmanned aircraft programs, such as the Global Hawk High-Altitude Long-Endurance (HALE) Systems, the F-35 Lightning II (F-35), B-2 Stealth Bomber and F/A-18, partially offset by the termination of the Kinetic Energy Interceptor (KEI) program in 2009 and decreased activity on the Intercontinental Ballistic Missile (ICBM) program. The decrease in AP&T is primarily due to lower sales volume on restricted programs and the Navy Unmanned Combat Air System (N-UCAS) program.

2009 – Aerospace Systems revenue increased $594 million, or 6 percent, as compared with 2008. The increase was primarily due to $201 million higher sales in Space Systems (SS), $201 million higher sales in BM&ES, and $191 million higher sales in S&SS. The increase in SS was primarily due to the ramp-up of restricted programs awarded in 2008, partially offset by decreased sales volume on the National Polar-orbiting Operational Environmental Satellite System (NPOESS) and cancellation of the Transformational Satellite Communications System (TSAT) program. The increase in BM&ES was primarily due to higher sales volume on the BAMS Unmanned Aircraft System, the E-2D Advanced Hawkeye, and the EA-18G programs, partially offset by lower

NORTHROP GRUMMAN CORPORATION

sales volume on the E2-C as the program is nearing completion. The increase in S&SS was primarily due to higher sales volume from the Global Hawk HALE Systems, F-35, F/A-18, and B-2 programs, partially offset by decreased activity on the KEI program, which was terminated for convenience in 2009, and the ICBM program.

Segment Operating Income
2010 – Aerospace Systems operating income increased $185 million, or 17 percent, as compared with 2009. The increase is primarily due to $128 million in net performance improvements across various programs, principally within SS, and $57 million from the higher sales volume discussed above.

2009 – Aerospace Systems operating income increased $655 million, or 157 percent, as compared with 2008. The increase was primarily due to a 2008 goodwill impairment charge of $570 million (see Note 12 to the consolidated financial statements in Part II, Item 8), $61 million from the higher sales volume discussed above, and $24 million in improved program performance. The $24 million in improved program performance was principally due to $67 million in performance improvements in S&SS programs, primarily related to the ICBM program and the Global Hawk HALE Systems, partially offset by $33 million in lower performance across various programs in SS and BM&ES.

ELECTRONIC SYSTEMS

	Year Ended December 31
$ in millions	2010	2009	2008
Sales and Service Revenues	$7,613	$7,671	$7,048
Segment Operating Income	1,023	969	947
As a percentage of segment sales	13.4%	12.6%	13.4%

Sales and Service Revenues
2010 – Electronic Systems revenue decreased $58 million, or less than 1 percent, as compared with 2009. The decrease is primarily due to $150 million lower sales in Land & Self Protection Systems, $84 million lower sales in Intelligence, Surveillance & Reconnaissance (ISR) Systems and $82 million lower sales in Naval & Marine Systems, partially offset by $186 million higher sales in Targeting Systems and $72 million higher sales in Advanced Concepts & Technologies. The decrease in Land & Self Protection Systems is due to lower sales volume on the Ground/Air Task Oriented Radar (G/ATOR) program as it transitions from the development phase to the integration and test phase and lower unit deliveries on the Vehicular Intercommunications Systems (VIS) program. The decrease in ISR Systems is due to lower sales volume on the Space Based Infrared Systems (SBIRS) program as it transitions to follow-on production, postal automation programs and various international programs. The decrease in Naval & Marine Systems is due to lower volume on the ship-board Cobra Judy replacement radar program. The increase in Targeting Systems is due to higher sales volume on the F-35, various laser systems and restricted programs and increased unit deliveries of the LITENING targeting pod system. The increase in Advanced Concepts & Technologies is primarily due to volume on restricted programs.

2009 – Electronic Systems revenue increased $623 million, or 9 percent, as compared with 2008. The increase was primarily due to $213 million higher sales in Targeting Systems, $188 million higher sales in ISR Systems, $88 million higher sales in Land & Self Protection Systems, $80 million higher sales in Navigation Systems and $30 million higher sales in Naval & Marine Systems. The increase in Targeting Systems was due to higher sales volume on the F-35 and restricted programs. The increase in ISR Systems was due to higher sales volume on SBIRS follow-on production and intercompany programs. The increase in Land & Self Protection Systems was due to higher deliveries associated with the Large Aircraft Infrared Countermeasures (LAIRCM) program, higher volume on the B-52 Sustainment and intercompany programs. The increase in Navigation Systems was due to higher volume on Inertial and Fiber Optic Gyro navigation programs. The increase in Naval & Marine Systems was due to higher volume on power and propulsion systems for the Virginia-class submarine program.

NORTHROP GRUMMAN CORPORATION

Segment Operating Income
2010 – Electronic Systems operating income increased $54 million, or 6 percent, as compared with 2009. The increase is primarily due to net performance improvements in land and self protection programs, higher volume in Targeting Systems, and lower operating loss provisions in postal automation programs.

2009 – Electronic Systems operating income increased $22 million, or 2 percent, as compared with 2008. The increase was primarily due to $79 million from the higher sales volume discussed above, partially offset by $57 million in higher unfavorable performance adjustments in 2009. The higher unfavorable performance adjustments in 2009 were due to adjustments of $98 million in ISR Systems, primarily on the Flats Sequencing System postal automation program, partially offset by favorable performance adjustments in targeting systems and land and self protection programs. Operating performance adjustments in 2008 included royalty income of $60 million and a $20 million charge for the MESA Wedgetail program associated with potential liquidated damages arising from the prime contractor’s announced schedule delay in completing the program.

INFORMATION SYSTEMS

	Year Ended December 31
$ in millions	2010	2009	2008
Sales and Service Revenues	$8,395	$8,536	$8,174
Segment Operating Income	756	624	626
As a percentage of segment sales	9.0%	7.3%	7.7%

Sales and Service Revenues
2010 – Information Systems revenue decreased $141 million, or 2 percent, as compared with 2009. The decrease is primarily due to $130 million lower sales in Intelligence Systems and $57 million lower sales in Civil Systems, partially offset by $55 million higher sales in Defense Systems. The decrease in Intelligence Systems is primarily due to lower sales volume on restricted programs and the loss of the Navstar Global Positioning System Operational Control Segment (GPS OCX) program. The decrease in Civil Systems is primarily due to lower sales volume on the New York City Wireless (NYCWiN) and Armed Forces Health Longitudinal Technology Application (AHLTA) programs. The increase in Defense Systems is primarily due to program growth on Battlefield Airborne Communications Node (BACN), Joint National Integration Center Research and Development Contract (JRDC) and Integrated Battle Command System (IBCS) activities, partially offset by lower sales volume on the Trailer Mounted Support System (TMSS) program as it nears completion, and decreased Systems and Software Engineer Support activities.

2009 – Information Systems revenue increased $362 million, or 4 percent, as compared with 2008. The increase was primarily due to $285 million in higher sales in Intelligence Systems and $194 million in higher sales in Defense Systems, partially offset by $123 million in lower sales in Civil Systems. The increase in Intelligence Systems was primarily due to program growth on the Counter Narco-Terrorism Program Office (CNTPO), Guardrail Common Sensor System indefinite delivery indefinite quantity (IDIQ) and certain restricted programs, partially offset by lower sales volume on the Navstar GPS OCX program. The increase in Defense Systems was primarily due to program growth on TMSS, Airborne and Maritime/Fixed Stations Joint Tactical Radio Systems and BACN programs, partially offset by fewer delivery orders on the Force XXI Battle Brigade and Below (FBCB2) I-Kits program. The decrease in Civil Systems was primarily due to lower volume on NYCWiN and Virginia IT outsourcing (VITA) programs.

Segment Operating Income
2010 – Information Systems operating income increased $132 million, or 21 percent, as compared with 2009 and as percentage of sales increased 170 basis points. The increase is primarily due to performance improvements on Civil Systems programs. In 2009, operating income included $37 million of non-recurring costs associated with the sale of ASD.

NORTHROP GRUMMAN CORPORATION

2009 – Information Systems operating income decreased $2 million as compared with 2008. The decrease was primarily due to $30 million from the higher sales volume discussed above, offset by non-recurring costs associated with the sale of ASD and unfavorable performance results in Civil Systems programs, principally due to the VITA outsourcing program for the Commonwealth of Virginia.

SHIPBUILDING

	Year Ended December 31
$ in millions	2010	2009	2008
Sales and Service Revenues	$6,719	$6,213	$6,145
Segment Operating Income (Loss)	325	299	(2,307)
As a percentage of segment sales	4.8%	4.8%	(37.5%)

Sales and Service Revenues
2010 – Shipbuilding revenue increased $506 million, or 8 percent, as compared with 2009. The increase is due to $388 million higher sales in Expeditionary Warfare, $144 million higher sales in Aircraft Carriers and $114 million in higher sales in Submarines, partially offset by $98 million lower sales in Surface Combatants. The increase in Expeditionary Warfare is primarily due to higher sales volume on the LPD and LHA programs, partially offset by delivery of the LHD 8 in 2009. In the second quarter of 2010, we announced the wind-down of shipbuilding operations at the Avondale, Louisiana facility in 2013 (see Note 7 to the consolidated financial statements in Part II, Item 8) and reduced revenues by $115 million to reflect revised estimates to complete LPDs 23 and 25. In the year-ended December 31, 2009, we reduced revenues by $160 million to reflect revised estimates to complete the LPD-class ships and the LHA 6. The increase in Aircraft Carriers is primarily due to higher sales volume on the Gerald R. Ford construction program and the USS Theodore Roosevelt Refueling and Complex Overhaul (RCOH), partially offset by the delivery of USS George H.W. Bush and re-delivery of the USS Enterprise and USS Carl Vinson in early 2010 and 2009, respectively. The increase in Submarines is due to higher sales volume on the Virginia-class submarines. The decrease in Surface Combatants is due to lower sales volume on the DDG programs.

2009 – Shipbuilding revenue increased $68 million, or 1 percent, as compared with 2008. The increase was due to $180 million higher sales in Submarines, $58 million higher sales in Expeditionary Warfare and $39 million higher sales in Aircraft Carriers, partially offset by $113 million lower sales in Fleet Support and $109 million lower sales in Surface Combatants. The increase in Submarines was primarily due to higher sales volume on the construction of the Virginia-class submarines. The increase in Expeditionary Warfare was due to higher sales volume in the LPD program due to production ramp-ups, partially offset by the delivery of the LHD 8. The decrease in Fleet Support was primarily due to the redelivery of the USS Toledo submarine in the first quarter of 2009 and decreased carrier fleet support services. The decrease in Surface Combatants was primarily due to lower sales volume on the DDG 51 program.

Segment Operating Income (Loss)
2010 – Shipbuilding operating income increased $26 million, or 9 percent, as compared with 2009, primarily due to the higher sales volume discussed above. Operating income in 2010 includes the effects of unfavorable performance adjustments on Expeditionary Warfare programs, partially offset by milestone incentives on the LPD contracts. In Expeditionary Warfare, we recorded unfavorable performance adjustments of $132 million on LPDs 22 through 25, including the effect of a $113 million charge for the cumulative effect of the $210 million of incremental costs expected in connection with our decision to wind down shipbuilding operations at the Avondale facility in 2013 (see Note 7 to the consolidated financial statements in Part II, Item 8). Additionally, we recognized an unfavorable adjustment of $30 million to reflect additional costs to complete post-delivery work for the LHD 8. In 2009, operating income included $38 million and $171 million in unfavorable performance adjustments on the DDG 51 and LPD 17 programs, partially offset by a $54 million favorable adjustment on the LHD 8 contract.

NORTHROP GRUMMAN CORPORATION

2009 – Shipbuilding operating income was $299 million as compared with operating loss of $2.3 billion in 2008. The increase was primarily due to the 2008 goodwill impairment charge of $2.5 billion (See Note 12 to the consolidated financial statements in Part II, Item 8), and improved performance in Expeditionary Warfare as compared to 2008. In 2008, the Expeditionary Warfare business had net negative performance adjustments of $263 million due principally to adjustments on the LHD 8 contract, cost growth and schedule delays on the LPD program and the effects of Hurricane Ike on a subcontractor’s performance.

TECHNICAL SERVICES

	Year Ended December 31
$ in millions	2010	2009	2008
Sales and Service Revenues	$3,230	$2,776	$2,535
Segment Operating Income	206	161	144
As a percentage of segment sales	6.4%	5.8%	5.7%

Sales and Service Revenues
2010 – Technical Services revenue increased $454 million, or 16 percent, as compared with 2009. The increase is primarily due to $379 million higher sales in the Integrated Logistics and Modernization Division (ILMD). The increase in ILMD is primarily due to the continued ramp-up of the recently awarded KC-10 and C-20 programs.

2009 – Technical Services revenue increased $241 million, or 10 percent, as compared with 2008. The increase was primarily due to $245 million higher sales in ILMD, and $74 million higher sales in Training Solutions Division (TSD), partially offset by $72 million lower sales in Defense and Government Services Division (DGSD). The increase in ILMD was due to increased task orders for the CNTPO program and higher demand on the Hunter Contractor Logistics Support (CLS) programs in support of the DoD’s surge in Intelligence, Surveillance, and Reconnaissance (ISR) initiatives. The increase in TSD was due to higher volume on various training and simulation programs including the Joint Warfighting Center Support, Saudi Arabia National Guard Modernization and Training, Global Linguist Solutions, National Level Exercise 2009 and African Contingency Operations Training Assistance programs. These increases were partially offset by lower 2009 sales in DGSD due to the completion of the Joint Base Operations Support program in 2008.

Segment Operating Income
2010 – Operating income at Technical Services increased $45 million, or 28 percent, as compared with 2009. The increase is primarily due to the higher sales volume discussed above. Operating income as a percentage of sales increased 60 basis points and reflects improved program performance and business mix changes.

2009 – Operating income at Technical Services increased $17 million, or 12 percent, as compared with 2008. The increase was primarily due to the higher sales volume discussed above and $3 million from performance improvements across numerous programs.

BACKLOG

Definition
Total backlog at December 31, 2010, was approximately $64.2 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded indefinite delivery indefinite quantity (IDIQ) orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer.

NORTHROP GRUMMAN CORPORATION

The following table presents funded and unfunded backlog by segment at December 31, 2010, and 2009:

	2010			2009
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Aerospace Systems	$9,185	$11,683	$20,868	$8,320	$16,063	$24,383
Electronic Systems	8,093	2,054	10,147	7,591	2,784	10,375
Information Systems	4,711	5,879	10,590	4,319	4,508	8,827
Shipbuilding	9,569	7,772	17,341	11,294	9,151	20,445
Technical Services	2,763	2,474	5,237	2,352	2,804	5,156

Total Backlog	$34,321	$29,862	$64,183	$33,876	$35,310	$69,186

Backlog is converted into the following years’ sales as costs are incurred or deliveries are made. Approximately 48 percent of the $64.2 billion total backlog at December 31, 2010, is expected to be converted into sales in 2011. Total U.S. Government orders, including those made on behalf of foreign governments, comprised 91 percent of the total backlog at the end of 2010. Total foreign customer orders accounted for 5 percent of the total backlog at the end of 2010. Domestic commercial backlog represented 4 percent of total backlog at the end of 2010.

Backlog Adjustments
2010 – A $1.1 billion reduction in backlog was recorded in 2010 as a result of the restructure of the NPOESS program at our Aerospace Systems segment.

Backlog was also impacted in 2010 by an agreement we reached with the Commonwealth of Virginia related to the VITA contract. The agreement defined minimum revenue amounts for the remaining years under the base contract and extended the contract for three additional years through 2019. We recorded a favorable backlog adjustment of $824 million for the definitization of the base contract revenues for years 2011 through 2016, while the contract extension and 2010 portion of the base contract revenues, totaling $802 million, were recorded as new awards in the period in our Information Systems segment.

2009 – Total backlog in 2009 reflects a negative backlog adjustment of $5.8 billion for the Kinetic Energy Interceptor program termination for convenience at Aerospace Systems and the DDG 1000 program restructure at Shipbuilding.

New Awards
2010 – The estimated value of contract awards included in backlog during the year ended December 31, 2010, was $30 billion. Significant new awards during this period include $1.2 billion for the Global Hawk HALE program, $979 million for the E-2 Hawkeye programs, $942 million for the AEHF program, $802 million for the VITA program, $677 million for the Joint National Integration Center Research and Development contract, $656 million for the F/A 18 Hornet Strike Fighter program, $654 million for the ICBM program, $631 million for the B-2 Stealth Bomber programs, $579 million for the F-35 program, $565 million for the NSTec program, $507 for the KC-10 program, $505 million for the Large Aircraft Infrared Counter-measures programs and various restricted awards.

2009 – The estimated value of new contract awards during the year ended December 31, 2009, was $32.3 billion. Significant new awards during this period include a contract valued up to $2.4 billion for the USS Theodore Roosevelt RCOH, $1.2 billion for the F-35 LRIP program, $1.2 billion for the Global Hawk HALE program, $1 billion for the B-2 program, up to $635 million for engineering, design and modernization support of new construction, operational, and decommissioning submarines, $485 million for the Nevada Test Site program, $484 million for the E2-D LRIP program, $437 million for the IBCS program, $403 million for the

NORTHROP GRUMMAN CORPORATION

SBIRS follow on production program, $385 million for the Saudi Arabian National Guard Modernization and Training program, $374 million for the Gerald R. Ford aircraft carrier, $360 million for the BACN program, $296 million to finalize the development of the Distributed Common Ground System-Army (DCGS-A), $286 million for the LAIRCM IDIQ, and various restricted awards.

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

We use various financial measures to assist in capital deployment decision-making, including net cash provided by operations, free cash flow, net debt-to-equity, and net debt-to-capital. We believe these measures are useful to investors in assessing our financial performance.

The table below summarizes key components of cash flow provided by operating activities.

	Year Ended December 31
$ in millions	2010	2009	2008
Net earnings (loss)	$2,053	$1,686	$(1,262)
(Earnings) from discontinued operations		(95)	(91)
Gain on sale of businesses		(446)	(58)
Charge on debt redemption	231
Impairment of goodwill			3,060
Other non-cash items(1)	881	951	993
Retiree benefit funding in excess of expense	(326)	(20)	(167)
Trade working capital (increase) decrease	(386)	(45)	563
Cash provided by discontinued operations		102	173

Net cash provided by operating activities	$2,453	$2,133	$3,211

(1)	Includes depreciation & amortization, stock based compensation expense and deferred taxes.

Free Cash Flow
Free cash flow represents cash from operating activities less capital expenditures and outsourcing contract and related software costs. Outsourcing contract and related software costs are similar to capital expenditures in that the contract costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. These outsourcing contract and related software costs are deferred and expensed over the contract life. We believe free cash flow is a useful measure for investors to consider. This measure is a key factor used by management in our planning for and consideration of strategic acquisitions, stock repurchases and the payment of dividends.

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as indicators of performance.

NORTHROP GRUMMAN CORPORATION

The table below reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
$ in millions	2010	2009	2008
Net cash provided by operating activities	$2,453	$2,133	$3,211
Less:
Capital expenditures	(770)	(654)	(681)
Outsourcing contract & related software costs	(6)	(68)	(110)

Free cash flow from operations	$1,677	$1,411	$2,420

Cash Flows
The following is a discussion of our major operating, investing and financing activities for each of the three years in the period ended December 31, 2010, as classified on the consolidated statements of cash flows located in Part II, Item 8.

Operating Activities
2010 – Net cash provided by operating activities in 2010 increased $320 million as compared with 2009 and reflects improved cash collections from our customers and lower tax payments. In 2009, net cash provided by operating activities included $508 million taxes paid related to the sale of ASD. Pension plan contributions totaled $894 million in 2010, of which $830 million was voluntarily pre-funded.

In 2011, we expect to contribute the required minimum funding level of approximately $62 million to our pension plans and approximately $160 million to our other post-retirement benefit plans, and also expect to make additional voluntary pension contributions of approximately $500 million. We expect cash generated from operations for 2011 to be sufficient to service debt and contract obligations, finance capital expenditures, continue acquisition of shares under the share repurchase program, and continue paying dividends to our shareholders. Although 2011 cash from operations is expected to be sufficient to service these obligations, we may borrow under credit facilities to accommodate timing differences in cash flows. We have a committed $2 billion revolving credit facility that is currently undrawn and that can be accessed on a same-day basis. Additionally, we believe we could access capital markets for debt financing for longer-term funding, under current market conditions, if needed.

2009 – Net cash provided by operating activities in 2009 decreased $1.1 billion as compared with 2008, reflecting higher voluntary pension contributions and increased income taxes paid resulting from the sale of ASD. Pension plan contributions totaled $858 million in 2009, of which $800 million was voluntary pre-funded.

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

Investing Activities
2010 – Cash used in investing activities was $761 million in 2010 and reflects $770 million of capital expenditures, which includes $57 million of capitalized software costs. Capital expenditure commitments at December 31, 2010, were approximately $444 million, which are expected to be paid with cash on hand.

2009 – Cash provided by investing activities was $867 million in 2009. During 2009, we received $1.65 billion in proceeds from the sale of ASD (see Note 6 to the consolidated financial statements in Part II, Item 8), paid $68 million for outsourcing costs related to outsourcing services contracts, and paid $33 million to acquire Sonoma Photonics, Inc. and the assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line

NORTHROP GRUMMAN CORPORATION

(see Note 5 to the consolidated financial statements in Part II, Item 8). Capital expenditures in 2009 were $654 million and included $36 million of capitalized software costs.

2008 – Cash used in investing activities was $626 million in 2008. During 2008, we received $175 million in proceeds from the sale of the Electro-Optical Systems business, spent $92 million for the acquisition of 3001 International, Inc. (see Notes 5 and 6 to the consolidated financial statements in Part II, Item 8), paid $110 million for outsourcing costs related to outsourcing services contracts, and released $61 million of restricted cash related to the Gulf Opportunity Zone Industrial Development Revenue Bonds (see Note 14 to the consolidated financial statements in Part II, Item 8). We had $11 million in restricted cash as of December 31, 2008 related to the Xinetics Inc. purchase (see Note 5 to the consolidated financial statements in Part II, Item 8). Capital expenditures in 2008 were $681 million and included $23 million of capitalized software costs.

Financing Activities
2010 – Cash used in financing activities in 2010 was $1.3 billion, which was comparable to 2009. Financing activities in 2010 reflect $1.2 billion in debt payments, including the repurchase of $682 million of higher coupon debt, $231 million for fees and associated premiums paid to the tendering holders of these debt securities, and the repurchase of $178 million of Shipbuilding indebtedness in connection with our analysis of strategic alternatives for that business. These financing outflows were offset by $1.5 billion in net proceeds from new debt issuances. See Note 14 to the consolidated financial statements in Part II, Item 8. In addition, we repurchased $1.2 billion of our common shares outstanding in 2010.

2009 – Cash used in financing activities in 2009 was $1.2 billion compared with $2 billion in 2008 and reflects $843 million in net proceeds from new debt issuance in 2009. See Note 14 to the consolidated financial statements in Part II, Item 8.

2008 – Cash used in financing activities in 2008 was $2 billion compared to $1.5 billion in 2007. The $532 million increase is primarily due to $380 million more for share repurchases and $171 million lower proceeds from stock option exercises.

Share Repurchases – We repurchased 19.7 million, 23.1 million, and 21.4 million shares in 2010, 2009, and 2008, respectively. See Purchases of Equity Securities by Issuer and Affiliated Purchasers in Part II, Item 5 and Note 4 to the consolidated financial statements in Part II, Item 8 for a discussion concerning our common stock repurchases.

Credit Facility
We have a revolving credit agreement, which provides for a five-year revolving credit facility in an aggregate principal amount of $2 billion and a maturity date of August 10, 2012. The credit facility permits us to request additional lending commitments from the lenders under the agreement or other eligible lenders under certain circumstances, and thereby increase the aggregate principal amount of the lending commitments under the agreement by up to an additional $500 million. Our credit agreement contains a financial covenant relating to a maximum debt to capitalization ratio, and certain restrictions on additional asset liens, unless permitted by the agreement. As of December 31, 2010, we were in compliance with all covenants.

There were no borrowings during 2010 and 2009 under this facility. There was no balance outstanding under this facility at December 31, 2010, and 2009.

Other Sources and Uses of Capital
Additional Capital – We believe we can obtain additional capital, if necessary for long-term liquidity, from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. We have an effective shelf registration statement on file with the SEC.

We expect that cash on hand at the beginning of the year plus cash generated from operations supplemented by borrowings under credit facilities and in the capital markets, if needed, will be sufficient in 2011 to service debt and contract obligations, finance capital expenditures, pay federal, foreign, and state income taxes, fund required

NORTHROP GRUMMAN CORPORATION

and voluntary pension and other post retirement benefit plan contributions, continue acquisition of shares under the share repurchase program, and continue paying dividends to shareholders. We will continue to provide the productive capacity to perform our existing contracts, prepare for future contracts, and conduct research and development in the pursuit of developing opportunities.

Financial Arrangements – In the ordinary course of business, we use standby letters of credit and guarantees issued by commercial banks and surety bonds issued by insurance companies principally to guarantee the performance on certain contracts and to support our self-insured workers’ compensation plans. At December 31, 2010, there were $303 million of unused stand-by letters of credit, $192 million of bank guarantees, and $446 million of surety bonds outstanding.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2010, and the estimated timing of future cash payments:

			2012 -	2014 -	2016 and
$ in millions	Total	2011	2013	2015	beyond
Long-term debt	$4,808	$773	$9	$855	$3,171
Interest payments on long-term debt	3,035	241	430	416	1,948
Operating leases	1,514	367	499	330	318
Purchase obligations(1)	9,303	6,042	2,782	464	15
Other long-term liabilities(2)	1,488	321	347	239	581

Total contractual obligations	$20,148	$7,744	$4,067	$2,304	$6,033

(1)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.

(2)	Other long-term liabilities primarily consist of total accrued workers’ compensation and environmental reserves, deferred compensation, and other miscellaneous liabilities, of which $109 million and $197 million of the environmental and workers’ compensation reserves, respectively, are recorded in other current liabilities. It excludes obligations for uncertain tax positions of $135 million, as the timing of the payments, if any, cannot be reasonably estimated.

The table above also excludes estimated minimum funding requirements and expected voluntary contributions for retiree benefit plans as set forth by ERISA in relation to the company’s pension and postretirement benefit obligations totaling approximately $5.5 billion over the next five years: $722 million in 2011, $494 million in 2012, $698 million in 2013, $696 million in 2014, and $719 million in 2015. The company also has payments due under plans that are not required to be funded in advance, but are funded on a pay-as-you-go basis. See Note 17 to the consolidated financial statements in Part II, Item 8.

Further details regarding long-term debt and operating leases can be found in Notes 14 and 16, respectively, to the consolidated financial statements in Part II, Item 8.

OTHER MATTERS

Accounting Standards Updates
The Financial Accounting Standards Board has issued new accounting standards which are not effective until after December 31, 2010. For further discussion of new accounting standards, see Note 2 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Off-Balance Sheet Arrangements
As of December 31, 2010, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 16 to the consolidated financial statements in Part II, Item 8.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs discussed in Segment Operating Results of this Form 10-K.

Program Name	Program Description

Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical satellite relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

African Contingency Operations Training Assistance (ACOTA)	Provide peacekeeping training to militaries in African nations via the Department of State. The program is designed to improve the ability of African governments to respond quickly to crises by providing selected militaries with the training and equipment required to execute humanitarian or peace support operations.

Airborne and Maritime/Fixed Stations Joint Tactical Radio Systems (AMF JTRS)	AMF JTRS will develop a communications capability that includes two software-defined, multifunction radio form factors for use by the U.S. Department of Defense and potential use by the U.S. Department of Homeland Security. Northrop Grumman has the responsibility for leading the Joint Tactical Radio (JTR) integrated product team and co-development of the JTR small airborne (JTR-SA) hardware and software. The company will also provide common JTR software for two JTR form factors, wideband power amplifiers, and the use of Northrop Grumman’s Advanced Communications Test Center in San Diego as the integration and test site for the JTR-SA radio, waveforms and ancillaries.

Armed Forces Health Longitudinal Technology Application (AHLTA)	An enterprise-wide medical and dental clinical information system that provides secure online access to health records.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war- fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

B-52 Sustainment	B-52 ALQ-155, ALQ-122, ALT-16, ALT-32 and ALR-20 Power Management Systems are legacy electronic countermeasures systems protecting the B-52 over a wideband frequency range. The program provides design and test products to resolve obsolescence and maintainability issues using modern digital receiver/exciter designs.

Battlefield Airborne Communications Node (BACN)	Install the BACN system in three Bombardier BD-700 Global Express aircraft for immediate fielding and install the BACN system into two Global Hawk Block 20 unmanned aerial vehicles.

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Cobra Judy	The Cobra Judy Replacement program will replace the current U.S. Naval Ship (USNS) Observation Island and its aged AN/SPQ-11 Cobra Judy

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

ballistic missile tracking radar. Northrop Grumman will provide the S-band phased-array radar for use in technical data collection against ballistic missiles in flight.

Counter Narco-Terrorism Program Office (CNTPO)	Counter Narco Terrorism Program Office provides support to the U.S. Government, coalition partners, and host nations in Technology Development and Application Support; Training; Operations and Logistics Support; and Professional and Executive Support. The program provides equipment and services to research, develop, upgrade, install, fabricate, test, deploy, operate, train, maintain, and support new and existing federal Government platforms, systems, subsystems, items, and host- nation support initiatives.

C-20	Contractor Logistics Services (CLS) contract supporting the U.S. Air Force, Army, Navy and Marine Corps C-20 aircraft including depot maintenance, contractor operational and maintained base supply, flight line maintenance and field team support at multiple Main Operating Bases (MOBs), located in the United States and overseas.

DDG 51	Build Aegis guided missile destroyer, equipped for conducting anti-air, anti-submarine, anti-surface and strike operations.

DDG 1000	Design and build components of the first in a class of the U.S. Navy’s multi-mission surface combatants tailored for land attack and littoral dominance.

Deepwater Modernization	Multi-year program to modernize and replace the Coast Guard’s aging ships and aircraft, and improve command and control and logistics systems. The company has design and production responsibility for surface ships.

Distributed Common Ground System-Army (DCGS-A) Mobile Basic	DCGS-A Mobile Basic is the Army’s latest in a series of DCGS-A systems designed to access and ingest multiple data types from a wide variety of intelligence sensors, sources and databases. This new system will also deliver greater operational and logistical advantages over the currently-fielded DCGS-A Version 3 and the nine ISR programs it replaces.

E-2 Hawkeye	The U.S. Navy’s airborne battle management command and control mission system platform providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D. The U.S, Navy approved Milestone C for Low Rate Initial Production.

EA-6B	The EA-6B (Prowler) primary mission is to jam enemy radar and communications, thereby preventing them from directing hostile surface-to-air missiles at assets the Prowler protects. When equipped with the improved ALQ-218 receiver and the next generation ICAP III ( Increased Capability) Airborne Electronic Attack (AEA) suite the Prowler is able to provide rapid detection, precise classification, and highly accurate geolocation of electronic emissions and counter modern, frequency-hopping radars. A derivative/variant of the EA-6B ICAP III mission system is also being incorporated into the F/A- 18 platform and designated the EA-18G.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

EA-18G	The EA-18G is the replacement platform for the EA6B Prowler, which is currently the armed services’ only offensive tactical radar jamming aircraft. The Increased Capability (ICAP) III mission system capability, developed for the EA-6B Prowler, will be in incorporated into an F/A-18 platform (designated the EA-18G).

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

F-35 Lightning II	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

Flats Sequencing System (FSS)/Postal Automation	Build systems for the U.S. Postal Service designed to further automate the flat mail stream, which includes large envelopes, catalogs and magazines.

Force XXI Battle Brigade and Below (FBCB2)	Install in Army vehicles a system of computer hardware and software that forms a wireless, tactical Internet for near-real- time situational awareness and command and control on the battlefield.

Gerald R. Ford-class aircraft carriers	Design and construction for the new class of Aircraft Carriers.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Provide the Global Hawk HALE unmanned aerial system for use in the global war on terror and has a central role in Intelligence, Reconnaissance, and Surveillance supporting operations in Afghanistan and Iraq.

Global Linguist Solutions (GLS)	Provide interpretation, translation and linguist services in support of Operation Iraqi Freedom.

Ground/Air Task Oriented Radar (G/ATOR)	A development program to provide the next generation ground based multi-mission radar for the USMC. Provides Short Range Air Defense, Air Defense Surveillance, Ground Weapon Location and Air Traffic Control. Replaces five existing USMC single- mission radars.

Guardrail Common Sensor System IDIQ (GRCS-I)	Sole source IDIQ contract which will encompass efforts for the upgrade and modernization of the current field Guardrail systems.

Hunter Contractor Logistics Support (CLS)	Operate, maintain, train and sustain the multi-mission Hunter Unmanned Aerial System in addition to deploying Hunter support teams.

I-Kits	Supports Full Rate Production of FBCB2 Version 4 I-KITS (installation kits) for the U.S. Army and Australian ground platform types. Services include Program Operations, Supply Chain Management, Procurement, Stores, Part Kitting and Engineering.

Inertial Navigation Programs	Consists of a wide variety of products across land, sea and space that address the customers’ needs for precise knowledge of position, velocity, attitude, and heading. These applications include platforms, such as the F-16, satellites and ground vehicles as well as for sensors such as radar, MP-RTIP, and

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

EO/IR pods. Many inertial applications require integration with GPS to provide a very high level of precision and long term stability.

Integrated Battle Command System (IBCS)	The Integrated Air & Missile Defense, Battle Command System (IBCS) component concept provides for a common battle management, command, control, communications, computers and intelligence capability with integrated fire control hardware/software product design, integration, and development that supports initial operational capability of the Joint Integrated Air and Missile Defense Increment 2.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

Joint Base Operations Support (JBOSC)	Provides all infrastructure support needed for launch and base operations at the NASA Spaceport.

Joint National Integration Center Research and Development Contract (JRDC)	Support the development and application of modeling and simulation, wargaming, test and analytic tools for air and missile defense.

Joint Warfighting Center Support (JWFC)	Provide non-personal general and technical support to the USJFCOM Joint Force Trainer / Joint Warfighting Center to ensure the successful worldwide execution of the Joint Training and Transformation missions.

KC-10	Contractor Logistics Services (CLS) contract supporting the U.S. Air Force KC-10 tanker fleet including depot maintenance, supply chain management, maintenance and management at locations in the United States and worldwide.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight. This program was terminated for the U.S. government’s convenience in 2009.

Large Aircraft Infrared Countermeasures (LAIRCM)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LHA	Amphibious assault ships that will provide forward presence and power projection as an integral part of joint, interagency, and multinational maritime expeditionary forces.

LHD	The multipurpose amphibious assault ship LHD is the centerpiece of an Expeditionary Strike Group (ESG). In wartime, these ships deploy very large numbers of troops and equipment to assault enemy-held beaches. Like LPD, only larger, in times of peace, these ships have ample space for non-combatant evacuations and other humanitarian missions. The program of record is 8 ships of which Makin Island (LHD 8) is the last.

LITENING targeting pod system (LITENING)	A self-contained, multi-sensor weapon aiming system that enables fighter pilots to detect, acquire, auto-track and identify targets for highly accurate delivery of both conventional and precision-guided weapons.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Long Endurance Multi-Intelligence Vehicle (LEMV)	Contract awarded by the U.S. Army Space and Missile Defense Command for the development, fabrication, integration, certification and performance of one LEMV system. It is a state- of-the-art, lighter-than-air airship designed to provide ground troops with persistent surveillance. Development and demonstration of the first airship is scheduled to be completed December 2011. The contract also includes options for two additional airships and in-country support.

LPD	The LPD 17 San Antonio-class is the newest addition to the U.S. Navy’s 21st Century amphibious assault force. The 684-foot-long, 105-foot-wide ships have a crew of 360 and are used to transport and land 700 to 800 Marines, their equipment, and supplies by embarked air cushion or conventional landing craft and assault vehicles, augmented by helicopters or other rotary wing aircraft. The ships will support amphibious assault, special operations, or expeditionary warfare & humanitarian missions.

MESA Radar Product	The Multi-role Electronically Scanned Array (MESA) Radar product line provides an Advanced AESA Radar for AEW&C mission on a Boeing 737 Aircraft. This product is currently under contract with three international customers.

National Level Exercise 2009 (NLE)	Provide program management and the necessary technical expertise to assist the FEMA National Exercise Division with planning, conducting and evaluating the FY09 Tier 1 National Level Exercise (NLE 09).

National Polar-orbiting Operational Environmental Satellite System (NPOESS)	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data. This program was restructured in 2010.

Navstar Global Positioning System Operational Control Segment (GPS OCX)	Navstar Global Positioning System Operational Control Segment (GPS OCX) Operational control system for existing and future GPS constellation. Includes all satellite C2, mission planning, constellation management, external interfaces, monitoring stations, and ground antennas. Phase A effort includes effort to accomplish a System Requirements Review (SRR), System Design Review (SDR), and development of a Mission Capabilities Engineering Model (MCEM) prototype.

Navy Unmanned Combat Air System Operational Assessment (N-UCAS)	Navy development/demonstration contract that will design, build and test two demonstration vehicles that will conduct a carrier demonstration.

Nevada Test Site (NTS)	Manage and operate the Nevada Test Site facility and provide infrastructure support, including management of the nuclear explosives safety team, support of hazardous chemical spill testing, emergency response training and conventional weapons testing.

New York City Wireless Network (NYCWiN)	Provide New York City’s broadband public- safety wireless network.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Saudi Arabian National Guard Modernization and Training (SANG)	Provide military training, logistics and support services to modernize the Saudi Arabian National Guard’s capabilities to unilaterally execute and sustain military operations.

Space Based Infrared System (SBIRS)	Space-based surveillance systems for missile warning, missile defense, battlespace characterization and technical intelligence. SBIRS will meet United Stated infrared space surveillance needs through the next 2-3 decades.

Trailer Mounted Support System (TMSS)	Trailer Mounted Support System is a key part of the Army’s SICPS Program providing workspace, power distribution, lighting, environmental conditioning (heating and cooling) tables and a common grounding system for commanders and staff at all echelons.

Transformational Satellite Communication System (TSAT) – Risk Reduction and System Definition (RR&SD)	Design, develop, brassboard and demonstrate key technologies to reduce risk in the TSAT space element and perform additional risk mitigation activities. This program was terminated in 2009.

USS Carl Vinson	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Carl Vinson (CVN 70).

USS George H. W. Bush	The 10th and final Nimitz-class aircraft carrier that will incorporate many new design features, commissioned in early 2009 (CVN 77).

USS Theodore Roosevelt	Refueling and complex overhaul of the nuclear-powered aircraft carrier USS Theodore Roosevelt (CVN 71).

USS Toledo Depot Modernization Period (DMP)	Provide routine dry dock work, tank blasting and coating, hull preservation, propulsion and ship system repairs and limited enhancements to various hull, mechanical and electrical systems for the USS Toledo.

Vehicular Intercommunications Systems (VIS)	Provide clear and noise-free communications between crew members inside combat vehicles and externally over as many as six combat net radios for the U.S. Army. The active noise- reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Virginia-class Submarines	Construct the newest attack submarine in conjunction with General Dynamics Electric Boat.

Virginia IT Outsource (VITA)	Provide high-level IT consulting, IT infrastructure and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross- functional services.

NORTHROP GRUMMAN CORPORATION

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates – We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include variable-rate short-term borrowings under the credit agreement and short-term investments. At December 31, 2010, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. We have a modest exposure to interest rate risk resulting from an interest swap agreement. Our sensitivity to a 1 percent change in interest rates is tied to our $2 billion credit agreement, which had no balance outstanding at December 31, 2010, or 2009, and to our interest rate swap agreement. See Note 14 to the consolidated financial statements in Part II, Item 8.

Derivatives – We do not hold or issue derivative financial instruments for trading purposes. We may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At December 31, 2010, and 2009, we had one interest rate swap agreement in effect. See Notes 1 and 13 to the consolidated financial statements in Part II, Item 8.

Foreign Currency – We enter into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At December 31, 2010, and 2009, the amount of foreign currency forward contracts outstanding was not material. We do not consider the market risk exposure relating to foreign currency exchange to be material to the consolidated financial statements. See Notes 1 and 13 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/	Deloitte & Touche LLP
Los Angeles, California
February 8, 2011

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
$ in millions, except per share amounts	2010	2009	2008
Sales and Service Revenues
Product sales	$21,776	$20,914	$19,634
Service revenues	12,981	12,841	12,681

Total sales and service revenues	34,757	33,755	32,315

Cost of Sales and Service Revenues
Cost of product sales	16,820	16,591	15,490
Cost of service revenues	11,789	11,539	10,885
General and administrative expenses	3,078	3,142	3,143
Goodwill impairment			3,060

Operating income (loss)	3,070	2,483	(263)
Other (expense) income
Interest expense	(281)	(281)	(295)
Charge on debt redemption	(231)
Other, net	37	64	38

Earnings (loss) from continuing operations before income taxes	2,595	2,266	(520)
Federal and foreign income taxes	557	693	859

Earnings (loss) from continuing operations	2,038	1,573	(1,379)
Earnings from discontinued operations, net of tax	15	113	117

Net earnings (loss)	$2,053	$1,686	$(1,262)

Basic Earnings (Loss) Per Share
Continuing operations	$6.86	$4.93	$(4.12)
Discontinued operations	.05	.35	.35

Basic earnings (loss) per share	$6.91	$5.28	$(3.77)

Weighted-average common shares outstanding, in millions	296.9	319.2	334.5

Diluted Earnings (Loss) Per Share
Continuing operations	$6.77	$4.87	$(4.12)
Discontinued operations	.05	.34	.35

Diluted earnings (loss) per share	$6.82	$5.21	$(3.77)

Weighted-average diluted shares outstanding, in millions	301.1	323.3	334.5

Net earnings (loss) from above	$2,053	$1,686	$(1,262)
Other comprehensive income (loss)
Change in cumulative translation adjustment	(41)	31	(24)
Change in unrealized gain (loss) on marketable securities and cash flow hedges, net of tax benefit (expense) of $0 in 2010, $(23) in 2009, and $22 in 2008	1	36	(35)
Change in unamortized benefit plan costs, net of tax (expense) benefit of $(183) in 2010, $(374) in 2009 and $1,888 in 2008	297	561	(2,884)

Other comprehensive income (loss), net of tax	257	628	(2,943)

Comprehensive income (loss)	$2,310	$2,314	$(4,205)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31	December 31
$ in millions	2010	2009
Assets
Current Assets
Cash and cash equivalents	$3,701	$3,275
Accounts receivable, net of progress payments	4,057	3,394
Inventoried costs, net of progress payments	1,185	1,170
Deferred tax assets	710	524
Prepaid expenses and other current assets	251	272

Total current assets	9,904	8,635

Property, Plant, and Equipment
Land and land improvements	666	649
Buildings and improvements	2,658	2,422
Machinery and other equipment	5,134	4,759
Capitalized software costs	636	624
Leasehold improvements	670	630

	9,764	9,084
Accumulated depreciation	(4,722)	(4,216)

Property, plant, and equipment, net	5,042	4,868

Other Assets
Goodwill	13,517	13,517
Other purchased intangibles, net of accumulated amortization of $1,965 in 2010 and $1,871 in 2009	779	873
Pension and post-retirement plan assets	450	300
Long-term deferred tax assets	612	1,010
Miscellaneous other assets	1,117	1,049

Total other assets	16,475	16,749

Total assets	$31,421	$30,252

Liabilities and Shareholders’ Equity
Current Liabilities
Notes payable to banks	$10	$12
Current portion of long-term debt	774	91
Trade accounts payable	1,846	1,921
Accrued employees’ compensation	1,349	1,281
Advance payments and billings in excess of costs incurred	2,076	1,954
Other current liabilities	2,331	1,726

Total current liabilities	8,386	6,985

Long-term debt, net of current portion	4,045	4,191
Pension and post-retirement plan liabilities	4,116	4,874
Other long-term liabilities	1,317	1,515

Total liabilities	17,864	17,565

Commitments and Contingencies (Note 16)

Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2010—290,956,752; 2009—306,865,201	291	307
Paid-in capital	7,778	8,657
Retained earnings	8,245	6,737
Accumulated other comprehensive loss	(2,757)	(3,014)

Total shareholders’ equity	13,557	12,687

Total liabilities and shareholders’ equity	$31,421	$30,252

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2010	2009	2008
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$6,401	$8,561	$6,219
Collections on billings	28,079	25,099	26,938
Other cash receipts	61	62	88

Total sources of cash—continuing operations	34,541	33,722	33,245

Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	(29,775)	(29,250)	(28,817)
Pension contributions	(894)	(858)	(320)
Interest paid, net of interest received	(280)	(269)	(287)
Income taxes paid, net of refunds received	(1,071)	(774)	(712)
Income taxes paid on sale of businesses		(508)	(7)
Excess tax benefits from stock-based compensation	(22)	(2)	(48)
Other cash payments	(46)	(30)	(16)

Total uses of cash—continuing operations	(32,088)	(31,691)	(30,207)

Cash provided by continuing operations	2,453	2,031	3,038
Cash provided by discontinued operations		102	173

Net cash provided by operating activities	2,453	2,133	3,211

Investing Activities
Proceeds from sale of businesses, net of cash divested	14	1,650	175
Payments for businesses purchased		(33)	(92)
Additions to property, plant, and equipment	(770)	(654)	(681)
Payments for outsourcing contract costs and related software costs	(6)	(68)	(110)
Decrease (increase) in restricted cash	5	(28)	61
Other investing activities, net	(4)		21

Net cash (used in) provided by investing activities	(761)	867	(626)

Financing Activities
Net borrowings under lines of credit	(2)	(12)	(2)
Proceeds from issuance of long-term debt	1,484	843
Payments of long-term debt	(1,190)	(474)	(113)
Proceeds from exercises of stock options and issuances of common stock	142	51	103
Dividends paid	(545)	(539)	(525)
Excess tax benefits from stock-based compensation	22	2	48
Common stock repurchases	(1,177)	(1,100)	(1,555)

Net cash used in financing activities	(1,266)	(1,229)	(2,044)

Increase in cash and cash equivalents	426	1,771	541
Cash and cash equivalents, beginning of year	3,275	1,504	963

Cash and cash equivalents, end of year	$3,701	$3,275	$1,504

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2010	2009	2008
Reconciliation of Net Earnings (Loss) to Net Cash Provided by Operating Activities
Net earnings (loss)	$2,053	$1,686	$(1,262)
Net (earnings) from discontinued operations		(95)	(91)
Adjustments to reconcile to net cash provided by operating activities
Depreciation	606	585	567
Amortization of assets	132	151	189
Impairment of goodwill			3,060
Stock-based compensation	136	105	118
Excess tax benefits from stock-based compensation	(22)	(2)	(48)
Pre-tax gain on sale of businesses		(446)	(58)
Charge on debt redemption	231
(Increase) decrease in
Accounts receivable, net	(664)	297	(133)
Inventoried costs, net	(61)	(246)	(2)
Prepaid expenses and other current assets	38	(6)	(20)
Increase (decrease) in
Accounts payable and accruals	330	(151)	383
Deferred income taxes	60	112	167
Income taxes payable	(26)	65	241
Retiree benefits	(326)	(20)	(167)
Other non-cash transactions, net	(34)	(4)	94

Cash provided by continuing operations	2,453	2,031	3,038
Cash provided by discontinued operations		102	173

Net cash provided by operating activities	$2,453	$2,133	$3,211

Non-Cash Investing and Financing Activities
Sale of businesses
Liabilities assumed by purchaser		$167	$18

Purchase of businesses
Liabilities assumed by the company			$20

Mandatorily redeemable convertible preferred stock converted or redeemed into common stock			$350

Capital expenditures accrued in accounts payable	$85	$104	$84

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2010	2009	2008
Common Stock
At beginning of year	$307	$327	$338
Common stock repurchased	(20)	(23)	(21)
Conversion of preferred stock			6
Employee stock awards and options	4	3	4

At end of year	291	307	327

Paid-in Capital
At beginning of year	8,657	9,645	10,661
Common stock repurchased	(1,143)	(1,098)	(1,534)
Conversion of preferred stock			344
Employee stock awards and options	264	110	174

At end of year	7,778	8,657	9,645

Retained Earnings
At beginning of year	6,737	5,590	7,387
Net earnings (loss)	2,053	1,686	(1,262)
Dividends declared	(545)	(539)	(532)
Other			(3)

At end of year	8,245	6,737	5,590

Accumulated Other Comprehensive Loss
At beginning of year	(3,014)	(3,642)	(699)
Other comprehensive income (loss), net of tax	257	628	(2,943)

At end of year	(2,757)	(3,014)	(3,642)

Total shareholders’ equity	$13,557	$12,687	$11,920

Cash dividends declared per share	$1.84	$1.69	$1.57

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Northrop Grumman Corporation and its subsidiaries (Northrop Grumman or the company) provide technologically advanced, innovative products, services, and solutions in aerospace, electronics, information systems, shipbuilding and technical services. In January 2009, the company streamlined its organizational structure by reducing the number of operating segments from seven to five. The five segments are Aerospace Systems, Electronic Systems, Information Systems, Shipbuilding and Technical Services. Product sales are predominantly generated in the Aerospace Systems, Electronic Systems and Shipbuilding segments, while the majority of the company’s service revenues are generated by the Information Systems and Technical Services segments.

Aerospace Systems is a leading developer, integrator, producer and supporter of manned and unmanned aircraft, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems critical to maintaining the nation’s security and leadership in technology. These systems are used, primarily by U.S. Government customers, in many different mission areas including intelligence, surveillance and reconnaissance; communications; battle management; strike operations; electronic warfare; missile defense; earth observation; space science; and space exploration.

Electronic Systems is a leader in the design, development, manufacture, and support of solutions for sensing, understanding, anticipating, and controlling the environment for our global military, civil, and commercial customers and their operations. The segment provides a variety of defense electronics and systems, airborne fire control radars, situational awareness systems, early warning systems, airspace management systems, navigation systems, communications systems, marine systems, space systems, and logistics services.

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

Shipbuilding is the nation’s sole industrial designer, builder and refueler of nuclear-powered aircraft carriers, the sole supplier and builder of amphibious assault and expeditionary warfare ships to the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy and one of only two companies that builds the U.S. Navy’s current fleet of DDG-51 Arleigh Burke-class destroyers. Shipbuilding is also a full-service systems provider for the design, engineering, construction and life cycle support of major programs for surface ships and a provider of fleet support and maintenance services for the U.S. Navy.

Technical Services is a provider of logistics, infrastructure, and sustainment support, while also providing a wide array of technical services, including training and simulation.

As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and non-defense technology programs in the U.S. and abroad. Northrop Grumman conducts most of its business with the U.S. Government, principally the DoD. The company is therefore affected by, among other things, the federal budget process. The company also conducts business with local, state, and foreign governments and generates domestic and international commercial sales.

Financial Statement Reclassification – Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current presentation of the businesses described in Note 8.

Principles of Consolidation – The consolidated financial statements include the accounts of Northrop Grumman and its subsidiaries. All intercompany accounts, transactions, and profits among Northrop Grumman and its subsidiaries are eliminated in consolidation.

NORTHROP GRUMMAN CORPORATION

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

Revenue Recognition – The majority of the company’s business is derived from long-term contracts for production of goods, and services provided to the federal government. In accounting for these contracts, the company extensively utilizes the cost-to-cost and the units-of-delivery measures of the percentage-of-completion method of accounting. Sales under cost-reimbursement contracts and construction-type contracts that provide for delivery at a low volume per year or a small number of units after a lengthy period of time over which a significant amount of costs have been incurred are accounted for using the cost-to-cost method. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred. For most contracts, sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts with large up-front purchases of material, primarily in the Shipbuilding segment, sales are calculated based on the percentage that direct labor costs incurred bear to total estimated direct labor costs. Sales under construction-type contracts that provide for delivery at a high volume per year are accounted for using the units-of-delivery method. Under this method, sales are recognized as deliveries are made to the customer generally using unit sales values for delivered units in accordance with the contract terms. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. The company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in unbilled accounts receivable or inventoried costs, with any remaining amount reflected in liabilities. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception. A significant change in an estimate on one or more contracts could have a material effect on the company’s consolidated financial position or results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change.

Revenue under contracts to provide services to non-federal government customers are generally recognized when services are performed. Service contracts include operations and maintenance contracts, and outsourcing-type arrangements, primarily in the Technical Services and Information Systems segments. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these service contracts are expensed as incurred, except that direct and incremental set-up costs are capitalized and amortized over the life of the agreement (see Outsourcing Contract Costs below). Operating profit related to such service contracts may fluctuate from period to period, particularly in the earlier phases of the contract. For contracts that include more than one type of product or service, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

NORTHROP GRUMMAN CORPORATION

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

Research and Development – Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to government contracts. Company-sponsored IR&D expenses totaled $603 million, $610 million, and $564 million, in 2010, 2009, and 2008, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Restructuring Costs – In accordance with the regulations that govern the cost accounting requirements for government contracts, certain costs incurred for consolidation or restructuring activities that demonstrate savings in excess of the cost to implement those actions can be deferred and amortized as allowable and allocable costs on government contracts. Such deferred costs are not expected to have a material to the company’s consolidated financial position or results of operations (see Note 7).

Product Warranty Costs – The company provides certain product warranties that require repair or replacement of non-conforming items for a specified period of time often subject to a specified monetary coverage limit. Substantially all of the company’s product warranties are provided under government contracts, the costs of which are immaterial and are accounted for using the percentage-of- completion method of accounting. Accrued product warranty costs for the remainder of our products (which are almost entirely commercial products) are not material.

Environmental Costs – Environmental liabilities are accrued when the company determines such amounts are reasonably estimable, and management has determined that it is probable that a liability has been incurred. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis. At sites involving multiple parties, the company accrues environmental liabilities based upon its expected share of liability, taking into account the financial viability of other jointly liable parties. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. The company does not anticipate and record insurance recoveries before collection is probable. At December 31, 2010, and 2009, the company did not have any accrued receivables related to insurance reimbursements.

Fair Value of Financial Instruments – The company utilizes fair value measurement guidance prescribed by GAAP to value its financial instruments. The guidance includes a definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.

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

NORTHROP GRUMMAN CORPORATION

Derivative Financial Instruments – Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are required to be recorded in income from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income. The company may use derivative financial instruments to manage its exposure to interest rate and foreign currency exchange risks and to balance its fixed and variable rate long-term debt portfolio. The company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

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

Marketable Securities – At December 31, 2010, and 2009, substantially all of the company’s investments in marketable securities were classified as available-for-sale or trading. For available-for-sale securities, any unrealized gains and losses are reported as a separate component of shareholders’ equity. Unrealized gains and losses on trading securities are included in Other, net in the consolidated statements of operations. Investments in marketable securities are recorded at fair value.

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

NORTHROP GRUMMAN CORPORATION

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

Outsourcing Contract Costs – Costs on outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. The primary types of costs that may be capitalized include labor and related fringe benefits, subcontractor costs, and travel costs. The company capitalized $4 million, $57 million, and $111 million and amortized $39 million, $46 million, and $52 million of such costs in 2010, 2009 and 2008, respectively. At December 31, 2010, and 2009, respectively, deferred outsourcing contract costs of $239 million and $274 million were included in miscellaneous other assets.

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

Many of the company’s real property lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For tenant improvement incentives, the company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the company records minimum rental expenses on a straight-line basis over the term of the lease. For purposes of recognizing lease incentives, the company uses the date of initial possession as the commencement date, which is generally when the company is given the right of access to the space and begins to make improvements in preparation of intended use.

Goodwill and Other Purchased Intangible Assets – The company performs impairment tests for goodwill as of November 30th of each year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments’ operating income. Purchased intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 12).

Self-Insurance Accruals – Accruals for self-insured workers’ compensation totaling approximately $549 million and $520 million as of December 31, 2010, and 2009, respectively are included in other current liabilities and other long-term liabilities. The company estimates the required liability for such claims on a discounted basis utilizing

NORTHROP GRUMMAN CORPORATION

actuarial methods based on various assumptions, which include, but are not limited to, the company’s historical loss experience and projected loss development factors.

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

Retirement Benefits – The company sponsors various pension plans covering substantially all employees. The company also provides post-retirement benefit plans other than pensions, consisting principally of health care and life insurance benefits, to eligible retirees and qualifying dependents. The liabilities, unamortized benefit plan costs and annual income or expense of the company’s pension and other post-retirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return (based on the market-related value of assets), and the medical cost experience trend rate (rate of growth for medical costs). Unamortized benefit plan costs consist primarily of accumulated net after-tax actuarial losses. Net actuarial gains or losses are re-determined annually and principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions. Net actuarial gains or losses are amortized to expense in future periods when they exceed ten percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over the average future service period of employees of approximately ten years. The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices. Not all net periodic pension income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. The company’s funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust.

Stock Compensation – All of the company’s stock compensation plans are considered equity plans, and compensation expense recognized is net of estimated forfeitures over the vesting period. The company issues stock options and stock awards, in the form of restricted performance stock rights and restricted stock rights, under its existing plans. The fair value of stock option grants are estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period of the options, which is generally three to four years. The fair value of stock awards is determined based on the closing market price of the company’s common stock on the grant date and at each reporting date the number of shares is adjusted to equal the number ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually three to five years.

Foreign Currency Translation – For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are generally translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive loss in consolidated shareholders’ equity.

NORTHROP GRUMMAN CORPORATION

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	December 31
$ in millions	2010	2009
Cumulative translation adjustment		$41
Net unrealized gain on marketable securities and cash flow hedges, net of tax expense of $3 as of December 31, 2010, and 2009	$5	4
Unamortized benefit plan costs, net of tax benefit of $1,801 as of December 31, 2010, and $1,984 as of December 31, 2009	(2,762)	(3,059)

Total accumulated other comprehensive loss	$(2,757)	$(3,014)

2.	ACCOUNTING STANDARDS UPDATES

Accounting Standards Updates Not Yet Effective
Accounting Standards Updates not effective until after December 31, 2010, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	DIVIDENDS ON COMMON STOCK AND CONVERSION OF PREFERRED STOCK

Dividends on Common Stock – In May 2010, the company’s board of directors approved an increase to the quarterly common stock dividend, from $0.43 per share to $0.47 per share, for stockholders of record as of June 1, 2010.

In May 2009, the company’s board of directors approved an increase to the quarterly common stock dividend, from $0.40 per share to $0.43 per share, for stockholders of record as of June 1, 2009.

In April 2008, the company’s board of directors approved an increase to the quarterly common stock dividend, from $0.37 per share to $0.40 per share, for stockholders of record as of June 2, 2008.

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

Diluted Earnings (Loss) Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.2 million and 4.1 million shares for the year ended December 31, 2010, and 2009. For the year ended December 31, 2008, the potential dilutive effect of 7.1 million shares from these securities and the mandatorily redeemable convertible preferred stock (see Note 3) were excluded from the computation of weighted-average dilutive shares outstanding as the shares would have had an anti-dilutive effect on the loss per share computation.

The weighted-average diluted shares outstanding for the years ended December 31, 2010, 2009, and 2008, exclude anti-dilutive stock options to purchase approximately 2.8 million shares, 8.1 million shares, and 2.1 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the year.

NORTHROP GRUMMAN CORPORATION

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2008:

	Amount		Total Shares		Shares Repurchased
	Authorized	Average Price	Retired		(In millions)
Authorization Date	(In millions)	Per Share(2)	(In millions)	Date Completed	2010	2009	2008
December 19, 2007	$3,600	$59.82	60.2	August 2010	15.7	23.1	21.4
June 16, 2010(1)	2,000	59.95	4.0		4.0

					19.7	23.1	21.4

(1)	On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. As of the end of the fourth quarter 2010, the company had $1.8 billion remaining under this authorization for share repurchases.

(2)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

5.	BUSINESS ACQUISITIONS

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

6.	BUSINESS DISPOSITIONS

2009 – In December 2009, the company sold ASD for $1.65 billion in cash to an investor group led by General Atlantic, LLC, and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other Northrop Grumman businesses also in Information Systems that provide systems engineering technical assistance (SETA) and other analysis and advisory services. Sales for this business in the years ended December 31, 2009, and 2008, were approximately $1.5 billion, and $1.6 billion, respectively. The assets, liabilities and operating results of this business unit are reported as discontinued operations in the consolidated statements of operations for all periods presented.

2008 – In April 2008, the company sold its Electro-Optical Systems (EOS) business for $175 million in cash to L-3 Communications Corporation and recognized a gain of $19 million, net of taxes. EOS, formerly a part of the Electronic Systems segment, produces night vision and applied optics products. Sales for this business through April 2008 were approximately $53 million. The assets, liabilities and operating results of this business are reported as discontinued operations in the consolidated statements of operations for all periods presented.

NORTHROP GRUMMAN CORPORATION

Discontinued Operations – Earnings for the businesses classified within discontinued operations (primarily the result of the sale of ASD discussed above) were as follows:

	Year Ended December 31
$ in millions	2010	2009	2008
Sales and service revenues		$1,536	$1,625

Earnings from discontinued operations		149	146
Income tax expense		(54)	(55)

Earnings, net of tax		$95	$91
Gain on divestitures	10	446	66
Income tax benefit (expense)	5	(428)	(40)

Gain from discontinued operations, net of tax	$15	$18	$26
Earnings from discontinued operations, net of tax	$15	$113	$117

Tax rates on discontinued operations vary from the company’s effective tax rate generally due to the non-deductibility of goodwill for tax purposes and the effects, if any, of capital loss carryforwards.

7.	SHIPBUILDING STRATEGIC ACTIONS

In July 2010, the company announced plans to consolidate its Gulf Coast shipbuilding operations by winding down its shipbuilding operations at the Avondale, Louisiana facility in 2013 after completing the LPD-class ships currently under construction there. Future LPD-class ships will be built in a single production line at the company’s Pascagoula, Mississippi facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity. Due to the consolidation, the company expects higher costs to complete ships currently under construction in Avondale due to anticipated reductions in productivity and increased the estimates to complete LPDs 23 and 25 by approximately $210 million. The company recognized a $113 million pre-tax charge to Shipbuilding’s operating income for these contracts during the second quarter of 2010. The company is currently exploring alternative uses of the Avondale facility by potential new owners, including alternative opportunities for the workforce there.

In addition, the company anticipates that it will incur substantial restructuring and facilities shutdown-related costs, including, but not limited to, severance, relocation expense, and asset write-downs related to the Avondale facility decision. These costs are expected to be allowable expenses under government accounting standards and are expected to be recoverable in future years’ overhead costs. These future costs could approximate $310 million and such costs should be allocable to existing flexibly priced contracts or future negotiated contracts at the Gulf Coast operations in accordance with FAR provisions relating to the treatment of restructuring and shutdown related costs.

In its initial audit report on the company’s cost proposal for the restructuring and shutdown related costs, the Defense Contract Audit Agency (DCAA) stated that, in general, the proposal was not adequately supported in order for them to reach a conclusion. They also questioned approximately ten percent of the costs submitted and did not accept the cost proposal as submitted. The company intends to resubmit its proposal to address the concerns expressed by the DCAA. Ultimately, the company anticipates that this process will result in an agreement with the U.S. Navy that is substantially in accord with management’s cost allowability expectations. Accordingly, the company has treated these costs as allowable costs in determining the cost and earnings performance on Shipbuilding’s contracts in process. If there is a formal challenge to the company’s treatment of its restructuring costs, there are prescribed dispute resolution alternatives to resolve such a challenge and the company would likely pursue a dispute resolution process.

The company also announced in July 2010 that it would evaluate whether a separation of the Shipbuilding segment would be in the best interests of shareholders, customers, and employees by allowing both the company and the Shipbuilding segment to more effectively pursue their respective opportunities to maximize long-term

NORTHROP GRUMMAN CORPORATION

value. Strategic alternatives for the Shipbuilding segment include, but are not limited to, a spin-off to the company’s shareholders. While the company continues its evaluation of strategic alternatives for the Shipbuilding segment, it will continue to be reported in continuing operations.

In preparation for an anticipated spin-off to the company’s shareholders, a registration statement on Form 10 for the shares of Huntington Ingalls Industries, Inc. (HII or the Shipbuilding business) was initially filed with the SEC in October 2010, with amendments filed in November 2010, December 2010 and January 2011. Additionally, in connection with, and prior to, the anticipated spin-off, the company repurchased $178 million of the Gulf Opportunity Zone Industrial Revenue Development Bonds (see Note 14).

8.	SEGMENT INFORMATION

At December 31, 2010, the company was aligned into five reportable segments: Aerospace Systems, Electronic Systems, Information Systems, Shipbuilding, and Technical Services.

The company, from time to time, acquires or disposes of businesses, and realigns contracts, programs or business areas among and within its operating segments that possess similar customers, expertise, and capabilities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services.

Segment Realignments – In January 2010, the company transferred its internal information technology services unit from the Information Systems segment to the company’s corporate shared services group. The intersegment sales and operating income for this unit that were previously recognized in the Information Systems segment are immaterial and have been eliminated for all periods presented.

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

U.S. Government Sales – Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Northrop Grumman is the prime contractor as well as those for which the company is a subcontractor and the ultimate customer is the U.S. Government. All of the company’s segments derive substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $32.1 billion, $31.0 billion, and $29.3 billion, or 92.3 percent, 91.8 percent, and 90.7 percent, of total revenue for the years ended December 31, 2010, 2009, and 2008, respectively.

NORTHROP GRUMMAN CORPORATION

Foreign Sales – Direct foreign sales amounted to approximately $1.6 billion, $1.6 billion, and $1.7 billion, or 4.6 percent, 4.9 percent, and 5.3 percent of total revenue for the years ended December 31, 2010, 2009, and 2008, respectively.

Discontinued Operations – The company’s discontinued operations are excluded from all of the data elements in the following tables, except for assets by segment.

Assets – Substantially all of the company’s assets are located or maintained in the U. S.

Results of Operations By Segment

	Year Ended December 31
$ in millions	2010	2009	2008
Sales and Service Revenues
Aerospace Systems	$10,910	$10,419	$9,825
Electronic Systems	7,613	7,671	7,048
Information Systems	8,395	8,536	8,174
Shipbuilding	6,719	6,213	6,145
Technical Services	3,230	2,776	2,535
Intersegment eliminations	(2,110)	(1,860)	(1,412)

Total sales and service revenues	$34,757	$33,755	$32,315

	Year Ended December 31
$ in millions	2010	2009	2008
Operating Income (Loss)
Aerospace Systems	$1,256	$1,071	$416
Electronic Systems	1,023	969	947
Information Systems	756	624	626
Shipbuilding	325	299	(2,307)
Technical Services	206	161	144
Intersegment eliminations	(240)	(195)	(125)

Total Segment Operating Income (Loss)	3,326	2,929	(299)
Non-segment factors affecting operating income (loss)
Unallocated corporate expenses	(220)	(111)	(157)
Net pension adjustment	(25)	(311)	263
Royalty income adjustment	(11)	(24)	(70)

Total operating income (loss)	$3,070	$2,483	$(263)

Goodwill Impairment Charge – The total segment operating loss for the year ended December 31, 2008, reflects goodwill impairment charges of $570 million and $2,490 million, at Aerospace Systems and Shipbuilding, respectively. The impairment charge was primarily due to adverse equity market conditions that caused a decrease in market multiples and the company’s stock price.

Shipbuilding Earnings Charges – In 2010, the company recorded a pre-tax charge of $113 million related to the consolidation of the company’s Gulf Coast facilities (see Note 7). In 2008, the company recorded a pre-tax charge of $272 million for cost growth on the LHD 8 contract and an additional $54 million primarily for schedule impacts on other ships and impairment of purchased intangibles at the Gulf Coast shipyards.

Unallocated Corporate Expenses – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation (FAR), and therefore not allocated to the segments,

NORTHROP GRUMMAN CORPORATION

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

Intersegment Sales and Margin
To encourage commerce between operating units, sales between segments are recorded at values that include a hypothetical margin for the performing segment based on that segment’s estimated margin rate for external sales. Such hypothetical margins are eliminated in consolidation. Intersegment sales and operating income were as follows:

	Year Ended December 31
$ in millions	2010		2009		2008
		Operating		Operating		Operating
	Sales	Income	Sales	Income	Sales	Income
Intersegment Sales and Operating Income
Aerospace Systems	$132	$13	$1 21	$13	$129	$8
Electronic Systems	781	126	749	108	554	69
Information Systems	623	61	474	44	354	28
Shipbuilding	8	1	9		9	1
Technical Services	566	39	507	30	366	19

Total intersegment sales and operating income	$2,110	$240	$1,860	$195	$1,412	$125

Other Financial Information

	December 31
$ in millions	2010	2009	2008
Assets
Aerospace Systems	$6,548	$6,291	$6,199
Electronic Systems	4,893	4,950	5,024
Information Systems	7,467	7,422	9,029
Shipbuilding	4,768	4,585	4,427
Technical Services	1,381	1,295	1,184

Segment assets	25,057	24,543	25,863
Corporate	6,364	5,709	4,334

Total assets	$31,421	$30,252	$30,197

Corporate assets principally consists of cash and cash equivalents and deferred tax assets.

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2010	2009	2008
Capital Expenditures
Aerospace Systems	$195	$211	$224
Electronic Systems	176	168	148
Information Systems	31	50	54
Shipbuilding	191	181	218
Technical Services	5	3	4
Corporate	172	41	33

Total capital expenditures	$770	$654	$681

	Year Ended December 31
$ in millions	2010	2009	2008
Depreciation and Amortization
Aerospace Systems	$237	$238	$238
Electronic Systems	150	140	149
Information Systems	133	138	145
Shipbuilding	183	186	193
Technical Services	5	8	8
Corporate	30	26	23

Total depreciation and amortization	$738	$736	$756

The depreciation and amortization expense above includes amortization of purchased intangible assets as well as amortization of deferred and other outsourcing costs.

9.	ACCOUNTS RECEIVABLE, NET

Unbilled amounts represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Progress payments are received on a number of firm fixed-price contracts. Unbilled amounts are presented net of progress payments of $6.4 billion and $5.6 billion at December 31, 2010, and 2009, respectively.

Accounts receivable at December 31, 2010, are expected to be collected in 2011, except for approximately $133 million due in 2012 and $29 million due in 2013 and later.

The company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. Government. The company applied the GAAP guidance related to “Accounts Receivable – Credit Quality of Financing Receivables” on a prospective basis. Accordingly, accruals for potential overhead rate adjustments and other costs that were previously reported as an allowance for doubtful amounts have been reclassified to other current liabilities at December 31, 2010.

NORTHROP GRUMMAN CORPORATION

Accounts receivable consisted of the following:

	December 31
$ in millions	2010	2009
Due From U.S. Government
Amounts billed	$1,095	$1,078
Recoverable costs and accrued profit on progress completed – unbilled	2,242	1,701

	3,337	2,779

Due From Other Customers
Amounts billed	289	318
Recoverable costs and accrued profit on progress completed – unbilled	462	342

	751	660

Total accounts receivable	4,088	3,439
Allowance for doubtful accounts	(31)	(45)

Total accounts receivable, net	$4,057	$3,394

10.	INVENTORIED COSTS, NET

Inventoried costs consisted of the following:

	December 31
$ in millions	2010	2009
Production costs of contracts in process	$2,197	$2,698
General and administrative expenses	198	175

	2,395	2,873
Progress payments received	(1,443)	(1,909)

	952	964
Product inventory	233	206

Total inventoried costs, net	$1,185	$1,170

11.	INCOME TAXES

The company’s effective tax rate on earnings from continuing operations for the year ended December 31, 2010 was 21.5 percent, as compared with 30.6 percent and 33.8 percent in 2009 and 2008, respectively (excluding for 2008 the non-cash, non-deductible goodwill impairment charge of $3.1 billion at Aerospace Systems and Shipbuilding). The company’s effective tax rates reflect tax credits, manufacturing deductions and the impact of settlements with the Internal Revenue Service (IRS).

In 2010, the company received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation (Joint Committee) of the IRS’ examination of the company’s tax returns for the years 2004 through 2006. As a result of the settlement, the company recognized net tax benefits of approximately $296 million (of which $66 million was in cash), which were recorded as a reduction to the company’s provision for income taxes.

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

NORTHROP GRUMMAN CORPORATION

Income tax expense, both federal and foreign, consisted of the following:

	Year Ended December 31
$ in millions	2010	2009	2008
Income Taxes on Continuing Operations
Currently payable
Federal income taxes	$500	$527	$728
Foreign income taxes	11	34	35

Total federal and foreign income taxes currently payable	511	561	763
Change in deferred federal and foreign income taxes	46	132	96

Total federal and foreign income taxes	$557	$693	$859

The geographic source of earnings (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31
$ in millions	2010	2009	2008
Domestic income (loss)	$2,548	$2,140	$(622)
Foreign income	47	126	102

Earnings (loss) from continuing operations before income taxes	$2,595	$2,266	$(520)

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the earnings (loss) from continuing operations before income taxes due to the following:

	Year Ended December 31
$ in millions	2010	2009	2008
Income tax expense (benefit) on continuing operations at statutory rate	$908	$793	$(183)
Goodwill impairment			1,071
Manufacturing deduction	(34)	(24)	(19)
Research tax credit	(15)	(17)	(13)
Settlement of IRS appeals cases, net of additional uncertain tax position accruals	(296)	(75)	(35)
Other, net	(6)	16	38

Total federal and foreign income taxes	$557	$693	$859

Uncertain Tax Positions – In 2010, the company reached a final settlement with the IRS and Joint Committee with respect to the IRS’ examination of the company’s tax returns for the years 2004 through 2006. As a result of this settlement, the company reduced its liability for uncertain tax positions, including previously accrued interest, by $311 million, which was recorded as a reduction to the company’s effective tax rate.

In 2009, the company reached a final settlement agreement with the IRS and Joint Committee with respect to the IRS’ examination of the company’s tax returns for the years 2001 through 2003. As a result of this settlement, the company reduced its liability for uncertain tax positions by $60 million, which was recorded as a reduction to the company’s effective tax rate.

In 2008, the company reached a final settlement agreement with the IRS and Joint Committee with respect to the IRS’ audit of the TRW tax returns for the years 1999 through 2002. As a result of this settlement, the company reduced its liability for uncertain tax positions by $126 million (including accrued interest of $44 million), $95 million of which was recorded as a reduction of goodwill.

NORTHROP GRUMMAN CORPORATION

As of December 31, 2010, the estimated value of the company’s uncertain tax positions which are more-likely-than-not to be sustained on examination was a liability of $137 million which includes accrued interest of $11 million. This liability is included in other current liabilities and other long-term liabilities in the consolidated statements of financial position. Assuming sustainment of these positions by the taxing authorities, the reversal of the amounts accrued would reduce the company’s effective tax rate.

Unrecognized Tax Benefits – Unrecognized tax benefits represent the gross value of the company’s tax positions that have not been reflected in the consolidated statements of operations and includes the value of the company’s recorded uncertain tax positions. If the income tax benefits from these tax positions are ultimately realized, such realization would affect the company’s effective tax rate.

The change in unrecognized tax benefits during 2010 and 2009, excluding interest, is as follows:

	December 31
$ in millions	2010	2009	2008
Unrecognized tax benefits at beginning of the year	$429	$416	$488

Additions based on tax positions related to the current year	19	12	5
Additions for tax positions of prior years	4	61	15
Statute expiration			(9)
Settlements	(326)	(60)	(83)

Net change in unrecognized tax benefits	(303)	13	(72)

Unrecognized tax benefits at end of the year	$126	$429	$416

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

During the year ended December 31, 2010, 2009, and 2008, the company recorded approximately $88 million, $6 million, and $(29) million of net interest income (expense), respectively, within its federal and foreign, and state income tax provisions.

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

NORTHROP GRUMMAN CORPORATION

The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2010	2009
Deferred Tax Assets
Retirement benefits	$1,745	$1,979
Provisions for accrued liabilities	775	815
Workers’ compensation	234	207
Stock-based compensation	104	83
Other	36	26

Gross deferred tax assets	2,894	3,110

Less valuation allowance

Net deferred tax assets	2,894	3,110

Deferred Tax Liabilities
Goodwill amortization	603	528
Depreciation and amortization	521	544
Purchased intangibles	262	259
Contract accounting differences	186	245

Gross deferred tax liabilities	1,572	1,576

Total net deferred tax assets	$1,322	$1,534

Net deferred tax assets (liabilities) as presented in the consolidated statements of financial position are as follows:

	December 31
$ in millions	2010	2009
Net current deferred tax assets	$710	$524
Net non-current deferred tax assets	612	1,010

Total net deferred tax assets	$1,322	$1,534

Foreign Income – As of December 31, 2010, the company had approximately $668 million of accumulated undistributed earnings generated by its foreign subsidiaries. No deferred tax liability has been recorded on these earnings since the company intends to permanently reinvest these earnings, thereby indefinitely postponing their remittance. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.

12.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. Impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating income. The annual impairment test for all segments was performed as of November 30, 2010, with no indication of impairment. In performing the goodwill impairment tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of its businesses. Accumulated goodwill impairment losses at December 31, 2010, and

NORTHROP GRUMMAN CORPORATION

2009, totaled $3.1 billion of which $570 million and $2,490 million were at the Aerospace Systems and Shipbuilding segments, respectively.

The changes in the carrying amounts of goodwill during 2009 were as follows:

	Aerospace	Electronic	Information		Technical
$ in millions	Systems	Systems	Systems	Shipbuilding	Services	Total
Balance as of January 1, 2009	$3,748	$2,428	$5,390	$1,141	$802	$13,509
Goodwill transferred due to
segment realignment	41	(26)	(138)		123
Goodwill acquired	5					5
Other	7		(4)			3

Balance as of December 31, 2009 and 2010	$3,801	$2,402	$5,248	$1,141	$925	$13,517

Segment Realignments – As discussed in Note 8, in January 2009, the company realigned certain logistics, services, and technical support programs and transferred assets from the Information Systems and Electronic Systems segments to the Technical Services segment. As a result of this realignment, goodwill of approximately $123 million was reallocated among these segments. Additionally during the first quarter of 2009, the company transferred certain optics and laser programs from the Information Systems segment to the Aerospace Systems segment, resulting in the reallocation of goodwill of approximately $41 million.

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$2,644	$(1,883)	$761	$2,644	$(1,793)	$851
Other purchased intangibles	100	(82)	18	100	(78)	22

Total	$2,744	$(1,965)	$779	$2,744	$(1,871)	$873

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 33 years. Aggregate amortization expense for 2010, 2009, and 2008, was $94 million, $104 million, and $136 million, respectively. The 2008 amount includes a $19 million impairment of purchased intangibles recorded in the first quarter of 2008 associated with the LHD 8 and other Gulf Coast shipbuilding programs.

The table below shows expected amortization for purchased intangibles as of December 31, 2010, for each of the next five years:

$ in millions
Year ending December 31
2011	$57
2012	56
2013	48
2014	36
2015	34

NORTHROP GRUMMAN CORPORATION

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Marketable Securities – The company holds a portfolio of marketable securities, primarily consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value, substantially all of which are based upon quoted market prices for identical instruments in active markets (Level 1 inputs). As of December 31, 2010, and 2009, respectively, there were marketable equity securities of $68 million and $58 million included in prepaid expenses and other current assets and $262 million and $233 million of marketable equity securities included in miscellaneous other assets in the consolidated statements of financial position.

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

Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value, substantially all of which are based on active or inactive markets for identical of similar instruments or model-derived valuations whose inputs are observable (Level 2 inputs). Where model-derived valuations are appropriate, the company utilizes the income approach to determine fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rate as the discount rate. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are recorded in earnings from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

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

As of December 31, 2010, an interest rate swap with a notional value of $200 million, and foreign currency purchase and sale forward contract agreements with notional values of $52 million and $86 million, respectively, were designated for hedge accounting. The remaining notional values outstanding at December 31, 2010, under foreign currency purchase and sale forward contracts of $12 million and $75 million, respectively, were not designated for hedge accounting.

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

The derivative fair values and related unrealized gains and losses at December 31, 2010, and December 31, 2009, were not material.

There were no material transfers of financial instruments between the three levels of fair value hierarchy during the year ended December 31, 2010.

NORTHROP GRUMMAN CORPORATION

Cash Surrender Value of Life Insurance Policies – The company maintains whole life insurance policies on a group of executives which are recorded at their cash surrender value as determined by the insurance carrier. Additionally, the company has split-dollar life insurance policies on former officers and executives from acquired businesses which are recorded at the lesser of their cash surrender value or premiums paid. The policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of December 31, 2010, and 2009, the carrying values associated with these policies of $257 million and $242 million, respectively, were recorded in miscellaneous other assets.

Long-Term Debt – As of December 31, 2010, and 2009, the carrying values of long-term debt were $4.8 billion and $4.3 billion, respectively, and the related estimated fair values were $5.2 billion and $4.8 billion, respectively. The fair value of long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

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

Credit Facility – The company has a revolving credit facility in an aggregate principal amount of $2 billion that matures on August 10, 2012. The credit facility permits the company to request additional lending commitments of up to $500 million from the lenders under the agreement or through other eligible lenders under certain circumstances. The agreement provides for swingline loans and letters of credit as sub-facilities for the credit facilities provided for in the agreement. Borrowings under the credit facility bear interest at various rates, including the London Interbank Offered Rate, adjusted based on the company’s credit rating, or an alternate base rate plus an incremental margin. The credit facility also requires a facility fee based on the daily aggregate amount of commitments (whether or not utilized) and the company’s credit rating level, and contains a financial covenant relating to a maximum debt to capitalization ratio, and certain restrictions on additional asset liens. There were no borrowings during 2010 and 2009. There was no balance outstanding under this facility at December 31, 2010, and 2009. As of December 31, 2010, the company was in compliance with all covenants.

Debt Tender Offers – In November 2010, the company made a tender offer for approximately $1.9 billion of debt securities held by its subsidiary Northrop Grumman Systems Corporation and maturing in 2016 to 2036 with interest rates ranging from 6.98 percent to 7.875 percent. Approximately $682 million in aggregate principal amount was purchased for a total price of $919 million (including accrued and unpaid interest on the securities). The company also recorded a pre-tax charge of $229 million principally related to the premiums paid on the debt tendered.

Also in November 2010, the company made a tender offer for $200 million of Gulf Opportunity Zone Industrial Revenue Bonds held by its subsidiary Northrop Grumman Shipbuilding, Inc. and maturing in 2028 with an interest rate of 4.55 percent. Approximately $178 million in aggregate principal amount was purchased for a total price of $178 million (including accrued and unpaid interest on the securities). The company also recorded a pre-tax charge of $2 million principally related to the write-off of unamortized debt issuance costs.

Debt Issuance – In November 2010, the company issued $500 million of 5-year, $700 million of 10-year, and $300 million of 30-year unsecured senior obligations. Interest on the notes is payable semi-annually in arrears at fixed rates of 1.85 percent, 3.50 percent, and 5.05 percent per annum, and the notes will mature on November 15, 2015, March 15, 2021 and November 15, 2040, respectively. These senior notes are subject to redemption at the company’s discretion at any time prior to maturity in whole or in part at the principal amount plus any make-whole premium and accrued and unpaid interest. The net proceeds from these notes are being

NORTHROP GRUMMAN CORPORATION

used for general corporate purposes including debt repayment, pension plan funding, acquisitions, share repurchases and working capital. A portion of the net proceeds was used to fund the purchase of the debt securities and bonds tendered and accepted for purchase in November 2010 as discussed above. The net proceeds may also be used to repay at maturity the $750 million of 7.125 percent senior notes due February 15, 2011.

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

Long-term debt consisted of the following:

	December 31
$ in millions	2010	2009
Notes and debentures due 2011 to 2040, rates from 1.85% to 9.375%	$4,673	$3,964
Other indebtedness due 2011 to 2028, rates from 4.55% to 7.81%	146	318

Total long-term debt	4,819	4,282
Less current portion	774	91

Long-term debt, net of current portion	$4,045	$4,191

Indentures underlying long-term debt issued by the company or its subsidiaries contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale-leaseback arrangements, and funded debt of subsidiaries. Maturities of long-term debt as of December 31, 2010, are as follows:

$ in millions
Year Ending December 31
2011	$773
2012	5
2013	4
2014	353
2015	502
Thereafter	3,171

Total principal payments	4,808
Unamortized premium on long-term debt, net of discount	11

Total long-term debt	$4,819

The premium on long-term debt primarily represents non-cash fair market value adjustments resulting from acquisitions, which are amortized over the life of the related debt.

15.	INVESTIGATIONS, CLAIMS AND LITIGATION

U.S. Government Investigations and Claims – Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against

NORTHROP GRUMMAN CORPORATION

a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or a division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts.

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper. The Coast Guard advised Integrated Coast Guard Systems, LLC (ICGS), which was formed by the contractors (Lockheed Martin Corporation and Northrop Grumman Shipbuilding, Inc.) to perform the Deepwater Modernization Program, that it was seeking approximately $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In 2008, the Coast Guard advised ICGS that the Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. On February 12, 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against ICGS, Lockheed Martin Corporation and the company relating to the 123-foot conversion effort. Damages under the False Claims Act are subject to trebling. On October 27, 2010, the District Court entered summary judgment for the company on the hull, mechanical and electrical (“HM&E”) claims brought against the company. On November 10, 2010, DeKort acknowledged that with the dismissal of the HM&E claims, no issues remained against the company for trial and the District Court subsequently vacated the December 1, 2010 trial date. On November 12, 2010, DeKort filed a motion for reconsideration regarding the District Court’s denial of his motion to amend the Fifth Amended Complaint. On November 19, 2010, DeKort filed a second motion for reconsideration regarding the District Court’s order granting summary judgment on the HM&E claims. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

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

Based upon the available information regarding matters listed above that are subject to U.S. Government investigations, the company believes that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties.

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of

NORTHROP GRUMMAN CORPORATION

remediation, payment of attorney fees and costs, and punitive damages. The June 2009 trial date was vacated. The litigation has been stayed until the next scheduled status conference, which has been set for May 19, 2011.

On March 27, 2007, the U.S. District Court for the Central District of California consolidated two Employee Retirement Income Security Act (ERISA) lawsuits that had been separately filed on September 28, 2006, and January 3, 2007, into In Re Northrop Grumman Corporation ERISA Litigation. The plaintiffs filed a consolidated Amended Complaint on September 15, 2010, alleging breaches of fiduciary duties by the Administrative Committees and the Investment Committees (as well as certain individuals who served on or supported those Committees) for two 401K Plans sponsored by Northrop Grumman Corporation. The company is not a defendant in the lawsuit. The plaintiffs claim that these alleged breaches of fiduciary duties caused the Plans to incur excessive administrative and investment fees and expenses to the detriment of the Plans’ participants. On August 6, 2007, the District Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the District Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On September 8, 2009, the Ninth Circuit vacated the Order denying class certification and remanded the issue to the District Court for further consideration. As required by the Ninth Circuit’s Order, the case was also reassigned to a different judge. The plaintiffs’ renewed motion for class certification was rejected on a procedural technicality, and they re-filed on January 14, 2011. The District Court postponed the trial date of April 12, 2011, to an as yet undetermined date pending resolution of the class certification motion as well as summary judgment motions, which are to be filed by May 2, 2011. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

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

Based upon the information available, the company believes that the resolution of any of these claims and legal proceedings listed above would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Hurricane Katrina Insurance Recoveries – The company is pursuing legal action against an insurance provider, Factory Mutual Insurance Company (FM Global), arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (Katrina) (see Note 16). Legal action commenced against FM Global

NORTHROP GRUMMAN CORPORATION

on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. FM Global appealed the District Court’s order and on August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of the company’s interest, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. On April 2, 2009, the Ninth Circuit denied the company’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, the company filed a motion seeking leave of court to file a complaint adding Aon Risk Services, Inc. of Southern California (Aon) as a defendant. On July 1, 2009, FM Global filed a motion for partial summary judgment seeking a determination that the California efficient proximate cause doctrine is not applicable or that it affords no coverage under the policy. On August 26, 2010, the District Court denied the company’s motion to add Aon as a defendant to the case pending in the District Court, finding that the company has a viable option to bring suit against Aon in state court. Also on August 26, the District Court granted FM Global’s motion for summary judgment based upon California’s doctrine of efficient proximate cause, and denied FM Global’s motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent Northrop Grumman sustained wind damage apart from the storm surge. The company believes that it is entitled to full reimbursement of its covered losses under the excess policy. The District Court has scheduled trial on the merits for April 3, 2012. On January 27, 2011, the company filed an action against Aon Insurance Services West, Inc., formerly known as Aon Risk Services, Inc. of Southern California in Superior Court in California alleging breach of contract, professional negligence, and negligent misrepresentation. Based on the current status of the litigation, no assurances can be made as to the ultimate outcome of these matters; however, if the company is successful in either of its claims, the potential impact to the company’s consolidated financial position, results of operations or cash flows would be favorable.

During 2008, the company received notification from Munich-American Risk Partners (Munich Re), the only remaining insurer within the primary layer of insurance coverage with which a resolution has not been reached, that it will pursue arbitration proceedings against the company related to approximately $19 million owed by Munich Re to Northrop Grumman Risk Management Inc. (NGRMI), a wholly-owned subsidiary of the company, for certain losses related to Katrina. An arbitration was later invoked by Munich Re in the United Kingdom under the reinsurance contract. The company was subsequently notified that Munich Re is seeking reimbursement of approximately $44 million of funds previously advanced to NGRMI for payment of claim losses of which Munich Re provided reinsurance protection to NGRMI pursuant to an executed reinsurance contract, and $6 million of adjustment expenses. The arbitral panel has set a hearing for November 14, 2011. The company believes that NGRMI is entitled to full reimbursement of its covered losses under the reinsurance contract and has substantive defenses to the claim of Munich Re for return of the funds paid to date. If matters are resolved in NGRMI’s favor, then NGRMI would be entitled to the remaining $19 million owed for covered losses and it would have no further obligations to Munich Re. Payments to be made to NGRMI in connection with this matter would be for the benefit of the company and reimbursements to be made to Munich Re would be made by the company, if any.

Subsequent Event – On January 31, 2011, the U.S. Department of Justice first informed the company and Northrop Grumman Shipbuilding, Inc. of a False Claims Act complaint that the company believes was filed under seal by a relator in mid-2010 in the United States District Court for the District of Columbia. The redacted copy of the complaint that the company received alleges that through largely unspecified fraudulent means the company obtained federal funds that were restricted by law for the consequences of Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which the company was not entitled to recovery under the contracts. The complaint seeks monetary damages of at least $835 million, plus penalties, attorney’s fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

NORTHROP GRUMMAN CORPORATION

For several years, the company has pursued recovery under its insurance policies for Katrina related property damage and business interruption losses. One of the insurers involved in those actions has made allegations that overlap significantly with certain of the issues raised in the complaint, including allegations that the company used certain Katrina related funds for losses under the contracts unrelated to the hurricane. The company believes that the insurer’s defenses, including those related to the use of Katrina funding, are without merit.

The company has agreed to cooperate with the government investigation relating to the False Claims Act complaint. The company has been advised that the Department of Justice has not made a decision whether to intervene. Based upon the information available to the company to date, the company believes it has substantive defenses to the allegations in the complaint but can give no assurance that there will be no material adverse impact on its financial position, results of operations or cash flows from this matter.

16.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2010, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees performance obligations of its subsidiaries under certain contracts. In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangements and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangements. At December 31, 2010, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters – The estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2010, the range of reasonably possible future costs for environmental remediation sites is $280 million to $674 million, of which $109 million is accrued in other current liabilities and $207 million is accrued in other long-term liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs (current portion) and miscellaneous other assets (non-current portion). Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and

NORTHROP GRUMMAN CORPORATION

improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

Hurricane Impacts – In 2008, a subcontractor’s operations in Texas were severely impacted by Hurricane Ike. The subcontractor produces compartments for two of the LPD amphibious transport dock ships under construction at the Gulf Coast shipyards. In 2009, the company received $25 million of insurance proceeds representing interim payments for property damages on the Hurricane Ike insurance claim. In 2010, the company received $17 million in final settlement of its claim and recorded the insurance proceeds as operating income at the Shipbuilding segment.

In August 2005, the company’s Gulf Coast operations were significantly impacted by Katrina and the company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. As of the date of the storm, the company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The company expects that its remaining claims will be resolved separately with the two remaining insurers, FM Global and Munich Re (see Note 15).

The company has full entitlement to any insurance recoveries related to business interruption impacts on net profitability resulting from these hurricanes. However, because of uncertainties concerning the ultimate determination of recoveries related to business interruption claims, no such amounts are recognized until they are resolved with the insurers. Furthermore, due to the uncertainties with respect to the company’s disagreement with FM Global in relation to the Katrina claim, no receivables have been recognized by the company in the accompanying consolidated financial statements for insurance recoveries from FM Global.

In accordance with U.S. Government cost accounting regulations affecting the majority of the company’s contracts, the cost of insurance premiums for property damage and business interruption coverage, other than “coverage of profit,” is an allowable expense that may be charged to contracts. Because a substantial portion of long-term contracts at the shipyards are flexibly-priced, the government customer would benefit from a portion of insurance recoveries in excess of the net book value of damaged assets. When such insurance recoveries occur, the company is obligated to provide the benefit of a portion of these amounts to the government. In recent discussions, the U.S. Navy has expressed its intention to challenge the allowability of certain post-Katrina depreciation costs charged or expected to be charged on contracts under construction in the Gulf Coast shipyards. It is premature to estimate the amount, if any, that the U.S. Navy will ultimately challenge. The company believes all of the replacement costs should be recoverable under its insurance coverage and the amounts that may be challenged are included in the insurance claim. However, if the company is unsuccessful in its insurance recovery, the company believes there are specific rules in the CAS and FAR that should still render the depreciation on those assets allowable and recoverable through its contracts with the U.S. Navy as these replacement costs provide benefit to the government. The company believes that its depreciation practices are in conformity with the FAR, and that, if the U.S. Navy were to challenge the allowability of such costs, the company would be able to successfully resolve this matter with no material adverse impact to the company’s consolidated financial position or results of operations.

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

In the fourth quarter of 2009, certain bearing wear and debris were found in the lubrication system of the main propulsion diesel engines (MPDE) installed on LPD 21. Shipbuilding is participating with the U.S. Navy and other industry participants involved with the MPDEs in a review panel established by the U.S. Navy to examine the MPDE lubrication system’s design, construction, operation and maintenance for the LPD 17 class of ships. The team is focusing on identification and understanding of the root causes of the MPDE diesel bearing wear and debris in the lubrication system and the potential future impacts on maintenance costs. To date the review has identified several potential system improvements for increasing the system reliability. Certain changes are being implemented on ships under construction at this time and the U.S. Navy is implementing some changes on in-service ships in the class at the earliest opportunity. The U.S. Navy has requested a special MPDE flush procedure be used on LPDs 22 through 25 under construction at the Gulf Coast shipyards. The company has informed the U.S. Navy of its position that should the U.S. Navy direct use of this new flush procedure, the company believes such direction would be a change to the contracts for all LPDs under construction, and that such a change would entitle the company to an equitable adjustment to cover the cost and schedule impacts. However, the company can give no assurance that the U.S. Navy will agree that any such direction would constitute a contract change.

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

The company has also encountered various quality issues on its aircraft carrier construction and overhaul programs and its Virginia-class submarine construction program at its Newport News shipyards. These primarily involve matters related to filler metal used in pipe welds identified in 2007, and in 2009, issues associated with non-nuclear weld inspection and the installation of weapons handling equipment on certain submarines, and certain purchased material quality issues. The company does not believe that resolution of these issues will have a material adverse effect upon its consolidated financial position, results of operations or cash flows.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At

NORTHROP GRUMMAN CORPORATION

December 31, 2010, there were $303 million of stand-by letters of credit, $192 million of bank guarantees, and $446 million of surety bonds outstanding.

The company has also guaranteed the remaining $22 million of bonds outstanding from the Gulf Opportunity Zone Industrial Revenue Development Bonds issued by the Mississippi Business Finance Corporation in December 2006. Under the guaranty, the company guaranteed the repayment of all payments due under the trust indenture and loan agreement. In addition, a subsidiary of the company has guaranteed Shipbuilding’s outstanding $84 million Economic Development Revenue Bonds (Ingalls Shipbuilding, Inc. Project), Taxable Series 1999A.

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

U.S. Government Claims – From time to time, customers advise the company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The company believes that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations, was $492 million in 2010, $549 million in 2009, and $567 million in 2008. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term noncancellable operating leases as of December 31, 2010, total approximately $1.5 billion, which are payable as follows: 2011 – $367 million; 2012 – $289 million; 2013 – $210 million; 2014 – $181 million; 2015 – $149 million and thereafter – $318 million.

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

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, as well as certain bargaining unit employees. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. Certain hourly employees are covered under a target benefit plan. The company also participates in a multiemployer plan for certain of the company’s union employees. In addition to the 401(k) defined contribution benefit, non-represented employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The company’s contributions to these defined contribution plans for the years ended December 31, 2010, 2009, and 2008, were $338 million, $341 million, and $311 million, respectively.

Non-U.S. Benefit Plans – The company sponsors several benefit plans for non-U.S. employees. These plans are designed to provide benefits appropriate to local practice and in accordance with local regulations. Some of these plans are funded using benefit trusts that are separate from the company.

NORTHROP GRUMMAN CORPORATION

Medical and Life Benefits – The company provides a portion of the costs for certain health care and life insurance benefits for a substantial number of its active and retired employees. Covered employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Qualifying dependents are also eligible for medical coverage. Approximately 64 percent of the company’s current retirees participate in the medical plans. The company reserves the right to amend or terminate the plans at any time. In November 2006, the company adopted plan amendments and communicated to plan participants that it would cap the amount of its contributions to substantially all of its remaining post retirement medical and life benefit plans that were previously not subject to limits on the company’s contributions.

In addition to a medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, conformance to a schedule of reasonable fees, the use of managed care providers, and maintenance of benefits with other plans. The plans also provide for a Medicare carve-out. Subsequent to January 1, 2005 (or earlier at some segments), newly hired employees are not eligible for post employment medical and life benefits.

The effect of the Medicare prescription drug subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to reduce the company’s net periodic post-retirement benefit cost and accumulated post-retirement benefit obligation for the periods presented was not material. Pursuant to the new healthcare law described below, the tax benefits related to Medicare Part D subsidies will expire on December 31, 2012.

New Health Care Legislation – The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law during the first quarter of 2010. The provisions of these new laws will affect the company’s costs of providing health care benefits to its employees beginning in 2011. The company participated in the Early Retiree Reinsurance Program and continues to assess the extent to which the provisions of the new laws will affect its future health care and related employee benefit plan costs.

Summary Plan Results
The cost to the company of its retirement benefit plans in each of the three years ended December 31 is shown in the following table:

				Medical and
	Pension Benefits			Life Benefits
$ in millions	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$658	$661	$721	$49	$48	$55
Interest cost	1,394	1,350	1,335	155	164	166
Expected return on plan assets	(1,749)	(1,559)	(1,895)	(56)	(48)	(64)
Amortization of
Prior service cost (credit)	48	50	40	(60)	(59)	(65)
Net loss from previous years	244	337	24	26	28	22
Other		17

Net periodic benefit cost	$595	$856	$225	$114	$133	$114

NORTHROP GRUMMAN CORPORATION

The table below summarizes the components of changes in unamortized benefit plan costs for the years ended December 31, 2010, 2009, and 2008:

	Pension	Medical and
$ in millions	Benefits	Life Benefits	Total
Changes in Unamortized Benefit Plan Costs
Change in net actuarial loss	$4,558	$132	$4,690
Change in prior service cost	73	30	103
Amortization of
Prior service (cost) credit	(40)	65	25
Net loss from previous years	(24)	(22)	(46)
Tax benefits related to above items	(1,807)	(81)	(1,888)

Change in unrecognized benefit plan costs – 2008	$2,760	$124	$2,884

Change in net actuarial loss	$(524)	$(60)	$(584)
Change in prior service cost	5		5
Amortization of
Prior service (cost) credit	(50)	59	9
Net loss from previous years	(337)	(28)	(365)
Tax benefits related to above items	363	11	374

Change in unamortized benefit plan costs – 2009	$(543)	$(18)	$(561)

Change in net actuarial loss	$(158)	$(64)	$(222)
Amortization of
Prior service (cost) credit	(48)	60	12
Net loss from previous years	(244)	(26)	(270)
Tax benefits related to above items	171	12	183

Change in unamortized benefit plan costs – 2010	$(279)	$(18)	$(297)

Unamortized benefit plan costs consist primarily of accumulated net after-tax actuarial losses totaling $2,771 million and $3,082 million as of December 31, 2010, and 2009, respectively. Net actuarial gains or losses are re-determined annually and principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions. Net actuarial gains or losses are amortized to expense in future periods when they exceed ten percent of the greater of plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over the average future service period of employees of approximately ten years.

	Pension Benefits		Medical and Life Benefits
$ in millions	2010	2009	2010	2009
Amounts Recorded in Accumulated Other Comprehensive Loss
Net actuarial loss	$(4,246)	$(4,648)	$(361)	$(451)
Prior service (cost) credit	(194)	(242)	238	298
Income tax benefits related to above items	1,752	1,923	49	61

Unamortized benefit plan costs	$(2,688)	$(2,967)	$(74)	$(92)

The following tables set forth the funded status and amounts recognized in the consolidated statements of financial position for the company’s defined benefit pension and retiree health care and life insurance benefit

NORTHROP GRUMMAN CORPORATION

plans. Pension benefits data include the qualified plans as well as 14 domestic unfunded non-qualified plans for benefits provided to directors, officers, and certain employees. During 2010, nine such plans were merged. The company uses a December 31 measurement date for all of its plans.

			Medical and
	Pension Benefits		Life Benefits
$ in millions	2010	2009	2010	2009
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$23,723	$22,147	$2,780	$2,716
Service cost	658	661	49	48
Interest cost	1,394	1,350	155	164
Plan participants’ contributions	20	16	98	106
Plan amendments		5		—
Actuarial loss (gain)	778	869	(12)	15
Benefits paid	(1,282)	(1,359)	(274)	(289)
Other	(28)	34	21	20

Projected benefit obligation at end of year	25,263	23,723	2,817	2,780

Change in Plan Assets
Fair value of plan assets at beginning of year	20,973	18,501	843	718
Gain on plan assets	2,667	2,945	108	126
Employer contributions	894	858	138	162
Plan participants’ contributions	20	16	98	106
Benefits paid	(1,282)	(1,359)	(274)	(289)
Other	(7)	12	20	20

Fair value of plan assets at end of year	23,265	20,973	933	843

Funded status	$(1,998)	$(2,750)	$(1,884)	$(1,937)

Amounts Recognized in the Consolidated Statements of Financial Position
Non-current assets	$405	$264	$45	$36
Current liability	(98)	(47)	(118)	(66)
Non-current liability	(2,305)	(2,967)	(1,811)	(1,907)

The following table shows those amounts expected to be recognized in net periodic benefit cost in 2011:

	Pension	Medical and
$ in millions	Benefits	Life Benefits
Amounts Expected to be Recognized in 2011 Net Periodic Benefit Cost
Net loss	$195	$20
Prior service cost (credit)	36	(60)

NORTHROP GRUMMAN CORPORATION

The accumulated benefit obligation for all defined benefit pension plans was $23.6 billion and $22.1 billion at December 31, 2010, and 2009, respectively.

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2010	2009
Projected benefit obligation	$8,667	$20,687
Accumulated benefit obligation	7,845	19,162
Fair value of plan assets	6,829	17,739

Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine the benefit obligations and the net periodic benefit cost:

			Medical and
	Pension Benefits		Life Benefits
	2010	2009	2010	2009
Assumptions Used to Determine Benefit Obligation at December 31
Discount rate	5.76%	6.03%	5.62%	5.80%
Rate of compensation increase	3.50%	3.75%
Initial health care cost trend rate assumed for the next year			8.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2017	2014
Assumptions Used to Determine Benefit Cost for the Year Ended December 31
Discount rate	6.00%	6.25%	5.79%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	6.90%	6.95%
Rate of compensation increase	3.75%	4.00%
Initial health care cost trend rate assumed for the next year			7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2014	2014

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

NORTHROP GRUMMAN CORPORATION

A one-percentage-point change in the initial through the ultimate health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
$ in millions	Point Increase	Point Decrease
Increase (Decrease) From Change In Health Care Cost Trend Rates To
Post-retirement benefit expense	$6	$(7)
Post-retirement benefit liability	74	(86)

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

All investment policies and procedures are designed to ensure that the plans’ investments are in compliance with ERISA. Guidelines are established defining permitted investments within each asset class. Derivatives are used for transitioning assets, asset class rebalancing, managing currency risk, and for management of fixed income and alternative investments. For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2010:

Asset Allocation Ranges
Domestic equities	10% – 30%
International equities	10% – 30%
Fixed income securities	30% – 50%
Real estate and other	10% – 30%

The table below provides the fair values of the company’s pension and VEBA trust plan assets at December 31, 2010, and 2009, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 1 for definition of levels). The significant amount of Level 2 investments in the table results from including in this category investments in pooled funds that contain investments with values

NORTHROP GRUMMAN CORPORATION

based on quoted market prices, but for which the funds are not valued on a quoted market basis, and fixed income securities that are valued using model based pricing services.

	Level 1		Level 2		Level 3		Total
$ in millions	2010	2009	2010	2009	2010	2009	2010	2009
Asset Category
Domestic equities	$4,738	$3,671	$3		$2	$2	$4,743	$3,673
International equities	1,413	1,516	2,458	$1,571			3,871	3,087
Fixed income securities
Cash & cash equivalents(1)	93	139	1,146	2,122			1,239	2,261
U.S. Treasuries			1,648	1,307			1,648	1,307
Other U.S. Government Agency Securities			857	738			857	738
Non-U.S. Government Securities			256	219			256	219
Corporate debt			4,076	4,575			4,076	4,575
Asset backed			844	808	4	4	848	812
High yield debt			1,003	560	87	67	1,090	627
Bank loans			115	104			115	104
Real estate and other
Hedge funds					1,703	1,470	1,703	1,470
Private equities					2,172	1,893	2,172	1,893
Real estate					1,571	997	1,571	997
Other(2)			9	53			9	53

Fair value of plan assets at the end of the year	$6,244	$5,326	$12,415	$12,057	$5,539	$4,433	$24,198	$21,816

(1)	Cash & cash equivalents are predominantly held in money market funds

(2)	Other includes futures, swaps, options, swaptions and insurance contracts at year end.

The changes in the fair value of the pension and VEBA plan trust assets measured using significant unobservable inputs during 2010 and 2009, are as follows:

	Domestic	Asset	High yield	Hedge	Private
$ in millions	equities	Backed	debt	funds	equities	Real estate	Total
Balance as of December 31, 2008	$1	$4	$46	$1,321	$1,874	$1,316	$4,562
Actual return on plan assets:
Assets still held at reporting date			21	187	(125)	(439)	(356)
Assets sold during the period				(11)	1	(11)	(21)
Purchases, sales, and settlements	1			(27)	143	131	248

Balance as of December 31, 2009	$2	$4	$67	$1,470	$1,893	$997	$4,433

Actual return on plan assets:
Assets still held at reporting date	2		20	134	208	131	495
Assets sold during the period						(10)	(10)
Purchases, sales, and settlements	(2)			99	71	453	621

Balance as of December 31, 2010	$2	$4	$87	$1,703	$2,172	$1,571	$5,539

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

NORTHROP GRUMMAN CORPORATION

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

Non-government fixed income securities are invested across various industry sectors and credit quality ratings. Generally, investment guidelines are written to limit securities, for example, to no more than 5 percent of each trust account, and to exclude the purchase of securities issued by the company. The number of real estate and private equity partnerships is 167 and the unfunded commitments are $1.2 billion and $1.1 billion as of December 31, 2010, and 2009, respectively. For alternative investments that cannot be redeemed, such as limited partnerships, the typical investment term is ten years. For alternative investments that permit redemptions, such redemptions are generally made quarterly and require a 90-day notice. The company is generally unable to determine the final redemption amount until the request is processed by the investment fund and therefore categorizes such alternative investments as Level 3 assets.

At December 31, 2010, and 2009, the defined benefit pension and VEBA trusts did not hold any Northrop Grumman common stock.

Benefit Payments
The following table reflects estimated future benefit payments, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2010:

		Medical and
$ in millions	Pension Plans	Life Plans
Year Ending December 31
2011	$1,222	$186
2012	1,292	191
2013	1,381	199
2014	1,477	207
2015	1,561	214
2016 through 2020	9,135	1,143

In 2011, the company expects to contribute the required minimum funding level of approximately $62 million to its pension plans and approximately $160 million to its other post-retirement benefit plans and also expects to make additional voluntary pension contributions of approximately $500 million. During 2010 and 2009, the company made voluntary pension contributions of $830 million and $800 million, respectively.

18.	STOCK COMPENSATION PLANS

Plan Descriptions
At December 31, 2010, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan (2001 LTISP) applicable to employees, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND) and 1995 Stock Plan for Non-Employee Directors (1995 SPND) as amended. All of these plans were approved by the company’s shareholders. The company has historically issued new shares to satisfy award grants.

Employee Plans – The 2001 LTISP permits grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs), and stock awards. Each stock option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Outstanding stock options granted prior to 2008 generally vest in 25 percent increments over four years from the grant date, and grants outstanding expire ten years after the grant date. Stock options granted 2008 and later vest in 33 percent increments over three years from the grant date and grants outstanding expire seven years after the grant date. No SARs have

NORTHROP GRUMMAN CORPORATION

been granted under the LTISP. Stock awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees without payment to the company.

Recipients of restricted performance stock rights earn shares of stock, based on financial metrics determined by the board of directors in accordance with the plan. For grants prior to 2007, if the objectives have not been met at the end of the applicable performance period, up to 100 percent of the original grant for the eight highest compensated employees and up to 70 percent of the original grant for all other recipients will be forfeited. If the financial metrics are met or exceeded during the performance period, all recipients can earn up to 150 percent of the original grant. Beginning in 2007, all members of the Corporate Policy Council (consisting of the CEO and certain other leadership positions) could forfeit up to 100 percent of the original grant, and all recipients could earn up to 200 percent of the original grant. Restricted stock rights issued under either plan generally vest after three years. Termination of employment can result in forfeiture of some or all of the benefits extended. Of the 50 million shares approved for issuance under the 2001 LTISP, approximately 9.4 million shares were available for future grants as of December 31, 2010.

Non-Employee Plans – Under the 1993 SPND, at least half of the retainer fee earned by each director must be deferred into a stock unit account (Automatic Stock Units). Effective January 1, 2010, the amended SPND provides that the Automatic Stock Units be awarded at the conclusion of board service or as specified by the director. If a director has less than 5 years of service, the stock units are awarded at the conclusion of board service. In addition, directors may defer payment of all or part of the remaining retainer fee and other annual committee fees, which are placed in a stock unit account (Elective Stock Units). The Elective Stock Units are awarded at the conclusion of board service or as specified by the director, regardless of years of service. Directors are credited with dividend equivalents in connection with the stock units until the shares are awarded. The 1995 SPND provided for annual stock option grants, and effective June 1, 2005, no new grants have been issued from this plan. The 1995 SPND was amended in May 2007 to permit payment of the stock unit portion of the retainer fee described above. Each grant of stock options under the 1995 SPND was made at the closing market price on the date of the grant, was immediately exercisable, and expires ten years after the grant date. At December 31, 2010, approximately 93 thousand shares were available for future grants under the 1995 SPND.

Compensation Expense
Total stock-based compensation for the years ended December 31, 2010, 2009, and 2008, was $134 million, $101 million, and $111 million, respectively, of which $27 million, $20 million, and $15 million related to stock options and $107 million, $81 million, and $96 million, related to stock awards, respectively. Tax benefits recognized in the consolidated statements of operations for stock-based compensation during the years ended December 31, 2010, 2009, and 2008, were $53 million, $40 million, and $44 million, respectively. In addition, the company realized tax benefits of $17 million from the exercise of stock options and $34 million from the issuance of stock awards in 2010.

At December 31, 2010, there was $172 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $19 million relates to stock options and $153 million relates to stock awards. These amounts are expected to be charged to expense over a weighted-average period of 1.4 years.

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

NORTHROP GRUMMAN CORPORATION

experience under the company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant weighted-average assumptions relating to the valuation of the company’s stock options for the years ended December 31, 2010, 2009, and 2008, was as follows:

	2010	2009	2008
Dividend yield	2.9%	3.6%	1.8%
Volatility rate	25%	25%	20%
Risk-free interest rate	2.2%	1.7%	2.8%
Expected option life (years)	6	5-6	6

The company generally granted stock options exclusively to executives, and the expected term of six years is based on these employees’ exercise behavior. In 2009, the company granted options to non-executives and assigned an expected term of five years for valuing these options. The company believes that this stratification of expected terms best represents future expected exercise behavior between the two employee groups.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010, 2009, and 2008, was $11, $7, and $15, per share, respectively.

Stock option activity for the year ended December 31, 2010, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	Under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2010	14,442	$53	3.8 years	$88
Granted	2,092	60
Exercised	(2,913)	48
Cancelled and forfeited	(400)	54

Outstanding at December 31, 2010	13,221	$55	3.8 years	$149

Vested and expected to vest in the future at December 31, 2010	13,084	$55	3.7 years	$147

Exercisable at December 31, 2010	9,813	$55	3.1 years	$115

Available for grant at December 31, 2010	7,257

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $42 million, $11 million, and $66 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31, 2010 (for outstanding options), less the applicable exercise price.

Stock Awards
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

NORTHROP GRUMMAN CORPORATION

Stock award activity for the years ended December 31, 2010, 2009, and 2008, is presented in the table below. Vested awards include stock awards fully vested during the year and net adjustments to reflect the final performance measure for issued shares.

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2008	5,144	$67	1.3 years
Granted	1,505	80
Vested	(2,950)	64
Forfeited	(423)	65

Outstanding at December 31, 2008	3,276	$75	1.4 years
Granted	2,356	45
Vested	(1,645)	71
Forfeited	(329)	66

Outstanding at December 31, 2009	3,658	$58	1.6 years
Granted	2,317	60
Vested	(1,319)	79
Forfeited	(356)	56

Outstanding at December 31, 2010	4,300	$53	1.5 years

Available for grant at December 31, 2010	2,110

The company issued 1.3 million, 2.5 million, and 2.9 million shares to employees in settlement of prior year stock awards that were fully vested, which had total fair values at issuance of $76 million, $111 million, and $233 million and grant date fair values of $91 million, $161 million, and $155 million during the years ended December 31, 2010, 2009, and 2008, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of the performance adjustments and changes in the fair market value of the company’s common stock.

In 2011, the company expects to issue to employees 1.3 million shares of common stock that vested as of December 31, 2010, with a grant date fair value of $101 million.

NORTHROP GRUMMAN CORPORATION

19.	UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results are set forth in the following tables. It is the company’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires the businesses to close their books on a Friday, in order to normalize the potentially disruptive effects of quarterly close on business processes. The effects of this practice only exist within a reporting year. The company’s common stock is traded on the New York Stock Exchange (trading symbol NOC).

2010
$ in millions, except per share	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$8,610	$8,826	$8,714	$8,607
Operating income	765	716	801	788
Earnings from continuing operations	462	711	489	376
Net earnings	469	711	497	376
Basic earnings per share from continuing operations	1.53	2.37	1.67	1.29
Basic earnings per share	1.55	2.37	1.69	1.29
Diluted earnings per share from continuing operations	1.51	2.34	1.64	1.27
Diluted earnings per share	1.53	2.34	1.67	1.27

Significant 2010 Fourth Quarter Events – In the fourth quarter of 2010, the company recorded a pre-tax charge of $231 million related to the redemption of outstanding debt and made a $440 million contribution to the company’s pension plans.

2009
$ in millions, except per share	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$7,935	$8,545	$8,350	$8,925
Operating income	619	614	619	631
Earnings from continuing operations	366	368	464	375
Net earnings	389	394	490	413
Basic earnings per share from continuing operations	1.12	1.14	1.46	1.20
Basic earnings per share	1.19	1.22	1.55	1.32
Diluted earnings per share from continuing operations	1.10	1.13	1.45	1.19
Diluted earnings per share	1.17	1.21	1.53	1.31

Significant 2009 Fourth Quarter Event – In the fourth quarter of 2009, the company sold ASD for $1.65 billion in cash.

NORTHROP GRUMMAN CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required in response to this item.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Our principal executive officer (Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of December 31, 2010, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2010, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting is effective as of December 31, 2010.

Deloitte & Touche LLP issued an attestation report dated February 8, 2011, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2010, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/	Wesley G. Bush Chief Executive Officer and President

/s/	James F. Palmer
Corporate Vice President and Chief Financial Officer

February 8, 2011

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 8, 2011 expressed an unqualified opinion on those financial statements.

/s/	Deloitte & Touche LLP
Los Angeles, California
February 8, 2011

NORTHROP GRUMMAN CORPORATION

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors
Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Executive Officers
Our executive officers as of February 8, 2011 are listed below, along with their ages on that date, positions and offices with the company, and principal occupations and employment during the past five years.

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)

Sid Ashworth	59	Corporate Vice President, Government Relations	2010	Vice President of Washington Operations, GE Aviation (2010); Prior to March 2010 , Principal, the Ashworth Group (2009-2010); Professional Staff Member , U.S. Senate Committee on Appropriations (1995-2009)
Wesley G. Bush	49	Chief Executive Officer and President	2010	President and Chief Operating Officer (2007-2009); Prior to March 2007, President and Chief Financial Officer (2006-2007); Corporate Vice President and Chief Financial Officer (2005-2006)
Sheila C. Cheston	52	Corporate Vice President and General Counsel	2010	Executive Vice President and Director, BAE Systems, Inc. (2009 -2010); Prior to September 2009, Senior Vice President, General Counsel, Secretary and Director, BAE Systems, Inc. (2002-2009 )
Gary W. Ervin	53	Corporate Vice President and President, Aerospace Systems Sector	2009	Corporate Vice President and President, Integrated Systems Sector (2008); Prior to 2008, Corporate Vice President (2007-2008); Vice President, Western Region, Integrated Systems Sector (2005-2007)
Gloria A. Flach	52	Corporate Vice President and President, Northrop Grumman Enterprise Shared Services	2010	Sector Vice President and General Manager, Targeting Systems Division, Electronic Systems (ES) Sector (2010); Prior to 2010, Sector Vice President and General Manager of Engineering, Manufacturing and Logistics, ES Sector (2009); Sector Vice President and General Manager of Engineering & Logistics, ES Sector (2007-2008); Sector Vice President and Chief Information Officer, ES Sector (2004-2006)
Darryl M. Fraser	52	Corporate Vice President, Communications	2008	Sector Vice President of Business Development and Strategic Initiatives, Mission Systems Sector (2007-March 2008); Prior to May 2007, Sector Vice President, Strategic Initiatives, Mission Systems Sector (2007); Vice President, Washington Operations, Mission Systems and Space Technology Sectors (2005-2007)

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)

Kenneth N. Heintz	64	Corporate Vice President, Controller and Chief Accounting Officer	2005
Alexis C. Livanos	62	Corporate Vice President and Chief Technology Officer	2009	Corporate Vice President and President, Space Technology Sector (2005-2008)
Linda A. Mills	61	Corporate Vice President and President, Information Systems Sector	2009	Corporate Vice President and President, Information Technology Sector (2008); Prior to 2008, President of the Civilian Agencies business group, Information Technology Sector (2007-2008); Vice President for Operations and Processes, Information Technology Sector (2005-2007)
James F. Palmer	61	Corporate Vice President and Chief Financial Officer	2007	Executive Vice President and Chief Financial Officer, Visteon Corporation (2004-2007)
C. Michael Petters	51	Corporate Vice President and President, Shipbuilding Sector	2008	Corporate Vice President and President, Newport News Sector (2004-January 2008)
James F. Pitts	59	Corporate Vice President and President, Electronic Systems Sector	2005
Mark Rabinowitz	49	Corporate Vice President and Treasurer	2007	Vice President and Assistant Treasurer (2006-2007); Prior to June 2006, Corporate Director and Assistant Treasurer, Banking and Capital Markets (2003-2006)
Thomas E. Vice	48	Corporate Vice President and President, Technical Services Sector	2010	Sector Vice President and General Manager, Battle Management and Engagement Systems Division, Aerospace Systems Sector (2008-2010); Prior to 2008, Vice President, Airborne Early Warning and Battle Management Command and Control – Navy Programs, Integrated Systems Sector (2006-2007); Sector Vice President of Business Development, Integrated Systems Sector (2004-2006)

Audit Committee Financial Expert
The information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Code of Ethics
We have adopted Standards of Business Conduct for all of our employees, including the principal executive officer, principal financial officer and principal accounting officer. The Standards of Business Conduct can be found on our internet web site at www.northropgrumman.com under “Investor Relations – Corporate

NORTHROP GRUMMAN CORPORATION

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

Other Disclosures
Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 11.	Executive Compensation

Information concerning Executive Compensation, including information concerning Compensation Committed Interlocks and Insider Participation and Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information as to Certain Relationships and Related Transactions, and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  1. Report of Independent Registered Public Accounting Firm

Financial Statements
Consolidated Statements of Operations
Consolidated Statements of Financial Position
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Shareholders’ Equity
Notes to Consolidated Financial Statements

NORTHROP GRUMMAN CORPORATION

    2. Financial Statement Schedules
All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

3.	Exhibits

3(a)	Restated Certificate of Incorporation of Northrop Grumman Corporation dated May 19, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K dated May 19, 2010, and filed May 25, 2010)
*3(b)	Bylaws of Northrop Grumman Corporation, as amended May 19, 2010
4(a)	Registration Rights Agreement dated as of January 23, 2001, by and among Northrop Grumman Corporation (now Northrop Grumman Systems Corporation), NNG, Inc. (now Northrop Grumman Corporation) and Unitrin, Inc. (incorporated by reference to Exhibit(d)(6) to Amendment No. 4 to Schedule TO filed January 31, 2001)
4(b)	Indenture dated as of October 15, 1994, between Northrop Grumman Corporation (now Northrop Grumman Systems Corporation) and The Chase Manhattan Bank (National Association), Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 20, 1994, and filed October 25, 1994)
4(c)	Form of Officers’ Certificate (without exhibits) establishing the terms of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.75 percent Debentures due 2016 and 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-3 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4(d)	Form of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.75 percent Debentures due 2016 (incorporated by reference to Exhibit 4-5 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4(e)	Form of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-6 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)
4(f)	Form of Officers’ Certificate establishing the terms of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.125 percent Notes due 2011 and 7.75 percent Debentures due 2031 (incorporated by reference to Exhibit 10.9 to Form 8-K dated April 3, 2001, and filed April 17, 2001)
4(g)	Indenture dated as of April 13, 1998, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 6.75 percent Senior Debentures due 2018 were issued (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1998, filed June 15, 1998)
4(h)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)
4(i)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(q) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)

NORTHROP GRUMMAN CORPORATION

4(j)	Senior Indenture dated as of December 15, 1991, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 7.75 percent and 6.98 percent debentures due 2026 and 2036 were issued, and specimens of such debentures (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1996, filed June 11, 1996)
4(k)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)
4(l)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(t) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)
4(m)	Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and Mellon Bank, N.A., as trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 2 to the Form 8-A Registration Statement of TRW Inc. dated July 3, 1986)
4(n)	First Supplemental Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and Mellon Bank, N.A., as trustee, dated as of August 24, 1989 (incorporated by reference to Exhibit 4(b) to Form S-3 Registration Statement No. 33-30350 of TRW Inc.)
4(o)	Fifth Supplemental Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Chase Manhattan Bank, as successor trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(f) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)
4(p)	Ninth Supplemental Indenture dated as of December 31, 2009 among Northrop Grumman Space & Mission Systems Corp. (predecessor--in-interest to Northrop Grumman Systems Corporation); The Bank of New York Mellon, as successor trustee; Northrop Grumman Corporation; and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 4(p) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010)
4(q)	Indenture dated as of November 21, 2001, between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated and filed November 21, 2001)
4(r)	First Supplemental Indenture dated as of July 30, 2009, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K dated July 23, 2009, and filed July 30, 2009)
4(s)	Form of Northrop Grumman Corporation’s 3.70 percent Senior Note due 2014 (incorporated by reference to Exhibit 4(b) to Form 8-K dated July 23, 2009, and filed July 30, 2009)
4(t)	Form of Northrop Grumman Corporation’s 5.05 percent Senior Note due 2019 (incorporated by reference to Exhibit 4(c) to Form 8-K dated July 23, 2009, and filed July 30, 2009)
4(u)	Second Supplemental Indenture dated as of November 8, 2010, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K dated and filed November 8, 2010)

NORTHROP GRUMMAN CORPORATION

4(v)	Form of Northrop Grumman Corporation’s 1.850% Senior Note due 2015 (incorporated by reference to Exhibit 4(b) to Form 8-K dated and filed November 8, 2010)
4(w)	Form of Northrop Grumman Corporation’s 3.500% Senior Note due 2021 (incorporated by reference to Exhibit 4(c) to Form 8-K dated and filed November 8, 2010)
4(x)	Form of Northrop Grumman Corporation’s 5.050% Senior Note due 2024 (incorporated by reference to Exhibit 4(d) to Form 8-K dated and filed November 8, 2010)
10(a)	Form of Amended and Restated Credit Agreement dated as of August 10, 2007, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation and Northrop Grumman Space & Mission Systems Corp. (predecessor-in-interest to Northrop Grumman Systems Corporation), as Guarantors; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Payment Agent, an Issuing Bank, Swingline Lender and Administrative Agent; Credit Suisse, as Administrative Agent; Citicorp USA, Inc., as Syndication Agent; Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents; and BNP Paribas as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 10, 2007, and filed August 13, 2007)
10(b)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of the indenture indebtedness issued by Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 10.10 to Form 8-K dated April 3, 2001, and filed April 17, 2001)
10(c)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of Northrop Grumman Systems Corporation indenture indebtedness (incorporated by reference to Exhibit 10.11 to Form 8-K dated April 3, 2001, and filed April 17, 2001)
10(d)	Form of Guarantee dated as of March 27, 2003, by Northrop Grumman Corporation, as Guarantor, in favor of JP Morgan Chase Bank, as trustee, of certain debt securities issued by the former Northrop Grumman Space & Mission Systems Corp. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003)
+10(e)	Consultant Contract dated June 28, 2010 between Ronald D. Sugar and Northrop Grumman Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, filed July 29, 2010)
+10(f)	Northrop Grumman Corporation 1993 Stock Plan for Non-Employee Directors (as Amended and Restated January 1, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009, filed July 23, 2009)
+10(g)	Northrop Grumman Corporation 1995 Stock Plan for Non-Employee Directors, as Amended as of May 16, 2007 (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for the 2007 Meeting of Shareholders filed April 12, 2007)
+10(h)	Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Shareholders filed April 21, 2008)
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

(v)  Terms and Conditions Applicable to 2006 CPC Incentive Restricted Stock Rights Agreement of Wesley G. Bush dated May 16, 2006, as amended (incorporated by reference to Exhibit 10(i)(ix) to Form 10-K for the year ended December 31, 2007, filed February 20, 2008)

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
(xiii) Form of Agreement for 2010 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)
(xiv) Form of Agreement for 2010 Stock Options (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)
(xv) Form of Agreement for 2010 Restricted Stock Rights (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)
*(xvi) Terms and Conditions Applicable to 2010 Restricted Stock Rights Granted to Sheila C. Cheston dated November 11, 2010
+10(i)	Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2009) (incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010)

(i)  Appendix A: Northrop Supplemental Retirement Income Program for Senior Executives (Amended and Restated Effective as of January 1, 2009) (incorporated by reference to Exhibit 10(i)(i) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010)

NORTHROP GRUMMAN CORPORATION

(ii) Appendix B: ERISA Supplemental Program 2 (Amended and Restated Effective as of January 1, 2009) (incorporated by reference to Exhibit 10(i)(ii) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010)

(iii) Appendix F: CPC Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2011) (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2010, filed October 27, 2010)

(iv) Appendix G: Officers Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2011) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2010, filed October 27, 2010)

*(v) Appendix I: Officers Supplemental Executive Retirement Program II (Amended and Restated Effective as of January 1, 2011)
+10(j)	Northrop Grumman ERISA Supplemental Plan (Amended and Restated Effective as of January 1, 2009) (incorporated by reference to Exhibit 10(j) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010)
+*10(k)	Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) (Amended and Restated Effective January 1, 2010)
+*10(l)	Northrop Grumman Electronic Systems Executive Pension Plan (Amended and Restated Effective as of January 1, 2011)
+10(m)	Northrop Grumman Corporation January 2010 Change in Control Severance Plan (effective as of January 1, 2010) (incorporated by reference to Exhibit 10(p) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010)
+*10(n)	Confidential Separation Agreement and General Release between James L. Cameron and Northrop Grumman Corporation dated May 10, 2010
+10(o)	Form of Northrop Grumman Corporation January 2010 Special Agreement (relating to severance program for change-in-control) (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed October 8, 2009)
+10(p)	Letter dated September 21, 2010 from Lewis W. Coleman, Chairman of the Board, regarding terms of the relocation arrangement for Wesley G. Bush, Chief Executive Officer and President, in connection with relocation of Company headquarters (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed September 21, 2010)
+*10(q)	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation As amended and restated effective August 1, 2010
+10(r)	Non-Employee Director Compensation Term Sheet, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed December 21, 2009)
+10(s)	Non-Employee Director Compensation Term Sheet, effective May 19, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2010, filed July 29, 2010)
+10(t)	Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.39 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)
+*10(u)	Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2011)
+10(v)	The 2002 Incentive Compensation Plan of Northrop Grumman Corporation, As Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)
+10(w)	Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non-Section 162(m) Officers), as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

NORTHROP GRUMMAN CORPORATION

+*10(x)	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2011)
+10(y)	Northrop Grumman Officers Retirement Account Contribution Plan (Effective as of October 1, 2009) (incorporated by reference to Exhibit 10(y) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010)
+10(z)	Compensatory Arrangements of Certain Officers (Named Executive Officers) for 2010 (incorporated by reference to Item 5.02(e) of Form 8-K dated February 16, 2010, and filed February 22, 2010)
+10(aa)	Offering letter dated February 1, 2007 from Northrop Grumman Corporation to James F. Palmer relating to position of Corporate Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10(3) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007), as amended by Amendment to Letter Agreement between Northrop Grumman Corporation and James F. Palmer dated December 17, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K dated December 17, 2008 and filed December 19, 2008)
+*10(bb)	Litton Industries, Inc. Restoration Plan 2 (Amended and Restated Effective as of January 1, 2010)
+10(cc)	Litton Industries, Inc. Restoration Plan (Amended and Restated Effective as of January 1, 2009) (incorporated by reference to Exhibit 10(cc) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010)
+10(dd)	Litton Industries, Inc. Supplemental Executive Retirement Plan (Amended and Restated and Effective as of October 1, 2004 (incorporated by reference to Exhibit 10(ee) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
+10(ee)	Northrop Grumman Supplemental Retirement Replacement Plan, as Restated, dated January 1, 2008 between Northrop Grumman Corporation and James F. Palmer (incorporated by reference to Exhibit 10.4 to Form 8-K dated December 17, 2008 and filed December 19, 2008)
+10(ff)	Northrop Grumman Corporation Special Officer Retiree Medical Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)
+10(gg)	Executive Life Insurance Policy (incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
+10(hh)	Executive Accidental Death, Dismemberment and Plegia Insurance Policy Terms applicable to Executive Officers dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)
+10(ii)	Executive Long-Term Disability Insurance Policy as amended by Amendment No. 2 dated June 19, 2008 and effective as of October 4, 2007 (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended June 30, 2008, filed July 29, 2008)
+10(jj)	Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, filed February 22, 1996), as amended by action of the Compensation Committee of the Board of Directors of Northrop Grumman Corporation effective July 1, 2009 (incorporated by reference to Item 5.02(e) of Form 8-K dated May 19, 2009 and filed May 26, 2009)
+10(kk)	Group Personal Excess Liability Policy (incorporated by reference to Exhibit 10(ll) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)
+10(ll)	Northrop Grumman Executive Health Plan Matrix effective July 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009), as amended by action of the Compensation Committee of the Board of Directors of Northrop Grumman Corporation effective July 1, 2009 (incorporated by reference to Item 5.02(e) of Form 8-K dated May 19, 2009 and filed May 26, 2009)

NORTHROP GRUMMAN CORPORATION

+10(mm)	Letter dated December 16, 2009 from Northrop Grumman Corporation to Wesley G. Bush regarding compensation effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2009 and filed December 21, 2009)
+10(nn)	Letter agreement dated December 17, 2008 between Northrop Grumman Corporation and Ronald D. Sugar relating to termination of Employment Agreement dated February 19, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 17, 2008 and filed December 19, 2008)
+10(oo)	Letter dated September 16, 2009 from Northrop Grumman Corporation to Dr. Ronald D. Sugar regarding Retirement and Transition (incorporated by reference to Exhibit 99.1 to Form 8-K dated September 16, 2009 and filed September 17, 2009)
+10(pp)	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments dated March 1, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)
+*10(qq)	Offering letter dated June 7, 2010, from Northrop Grumman Corporation to Sheila C. Cheston relating to position of Corporate Vice President and General Counsel
*12(a)	Computation of Ratio of Earnings to Fixed Charges
*21	Subsidiaries
*23	Consent of Independent Registered Public Accounting Firm
*24	Power of Attorney
*31.1	Rule 13a-15(e)/15d-15(e) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Financial Position, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement
*	Filed with this Report
**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of February 2011.
NORTHROP GRUMMAN CORPORATION

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller, and Chief
Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 8th day of February 2011, by the following persons and in the capacities indicated.

Signature		Title

Lewis W. Coleman*		Non-Executive Chairman

Wesley G. Bush*		Chief Executive Officer and President (Principal Executive Officer), and Director

James F. Palmer*		Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Kenneth N. Heintz		Corporate Vice President, Controller and Chief Accounting Officer

Thomas B. Fargo*		Director

Victor H. Fazio*		Director

Donald E. Felsinger*		Director

Stephen E. Frank *		Director

Bruce S. Gordon*		Director

Madeleine Kleiner*		Director

Karl J. Krapek*		Director

Richard B. Myers*		Director

Aulana L. Peters*		Director

Kevin W. Sharer*		Director

*By:	/s/ Jennifer C. McGarey Jennifer C. McGarey Corporate Vice President and Secretary Attorney-in-Fact pursuant to a power of attorney