Form 10-Q
period 2011-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2011-04-27
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-16411

NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	80-0640649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 25, 2011, 292,720,412 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
$ in millions, except per share amounts	2011	2010
Sales and Service Revenues
Product sales	$3,863	$4,024
Service revenues	2,871	2,890

Total sales and service revenues	6,734	6,914

Cost of Sales and Service Revenues
Cost of product sales	2,842	2,990
Cost of service revenues	2,513	2,621
General and administrative expenses	568	624

Operating income	811	679
Other (expense) income
Interest expense	(58)	(77)
Other, net	5	7

Earnings from continuing operations before income taxes	758	609
Federal and foreign income taxes	262	199

Earnings from continuing operations	496	410
Earnings from discontinued operations, net of tax	34	59

Net earnings	$530	$469

Basic Earnings Per Share
Continuing operations	$1.70	$1.36
Discontinued operations	.12	.19

Basic earnings per share	$1.82	$1.55

Weighted-average common shares outstanding, in millions	291.8	302.5

Diluted Earnings Per Share
Continuing operations	$1.67	$1.34
Discontinued operations	.12	.19

Diluted earnings per share	$1.79	$1.53

Weighted-average diluted shares outstanding, in millions	296.9	306.1

Net earnings (from above)	$530	$469
Other comprehensive income
Change in cumulative translation adjustment	27	(28)
Change in unrealized gain on marketable securities and cash flow hedges, net of tax	(2)
Change in unamortized benefit plan costs, net of tax	21	40

Other comprehensive income, net of tax	46	12

Comprehensive income	$576	$481

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	March 31,	December 31,
$ in millions	2011	2010
Assets
Cash and cash equivalents	$4,019	$3,701
Accounts receivable, net of progress payments	3,563	3,329
Inventoried costs, net of progress payments	859	896
Deferred tax assets	417	419
Prepaid expenses and other current assets	213	244
Assets of discontinued operations		5,212

Total current assets	9,071	13,801
Property, plant, and equipment, net of accumulated depreciation of $3,781 in 2011 and $3,712 in 2010	3,046	3,045
Goodwill	12,376	12,376
Other purchased intangibles, net of accumulated amortization of $1,622 in 2011 and $1,613 in 2010	183	192
Pension and post-retirement plan assets	333	320
Long-term deferred tax assets	691	722
Miscellaneous other assets	1,090	1,075

Total assets	$26,790	$31,531

Liabilities
Notes payable to banks	$16	$10
Current portion of long-term debt	23	774
Trade accounts payable	1,347	1,573
Accrued employees’ compensation	944	1,146
Advance payments and billings in excess of costs incurred	1,899	1,969
Other current liabilities	1,932	1,763
Liabilities of discontinued operations		2,792

Total current liabilities	6,161	10,027
Long-term debt, net of current portion	3,939	3,940
Pension and post-retirement plan liabilities	3,097	3,089
Other long-term liabilities	916	918

Total liabilities	14,113	17,974

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2011 — 292,599,308; 2010 — 290,956,752	293	291
Paid-in capital	5,934	7,778
Retained earnings	8,637	8,245
Accumulated other comprehensive loss	(2,187)	(2,757)

Total shareholders’ equity	12,677	13,557

Total liabilities and shareholders’ equity	$26,790	$31,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
$ in millions	2011	2010
Operating Activities
Sources of Cash — Continuing Operations
Cash received from customers
Progress payments	$1,035	$902
Collections on billings	5,427	5,216
Other cash receipts	7	1

Total sources of cash — continuing operations	6,469	6,119

Uses of Cash — Continuing Operations
Cash paid to suppliers and employees	(6,202)	(6,326)
Interest paid, net of interest received	(96)	(127)
Income taxes paid, net of refunds received	(46)	(111)
Excess tax benefits from stock-based compensation	(9)	(5)
Other cash payments	(4)	(2)

Total uses of cash — continuing operations	(6,357)	(6,571)

Cash provided by (used in) continuing operations	112	(452)
Cash used in discontinued operations	(232)	(79)

Net cash used in operating activities	(120)	(531)

Investing Activities
Continuing Operations
Additions to property, plant, and equipment	(122)	(103)
Payments for outsourcing contract costs and related software costs	(1)	(3)
Decrease in restricted cash	31	5
Contribution received from the spin-off of Shipbuilding business	1,429
Other investing activities, net	7	(2)

Cash provided by (used in) investing activities by continuing operations	1,344	(103)
Cash used in investing activities by discontinued operations	(63)	(32)

Net cash provided by (used in) investing activities	1,281	(135)

Financing Activities
Net borrowings under lines of credit	5	2
Payments of long-term debt	(750)	(89)
Proceeds from exercises of stock options and issuances of common stock	43	70
Dividends paid	(137)	(129)
Excess tax benefits from stock-based compensation	9	5
Common stock repurchases	(13)	(507)

Net cash used in financing activities	(843)	(648)

Increase (decrease) in cash and cash equivalents	318	(1,314)
Cash and cash equivalents, beginning of period	3,701	3,275

Cash and cash equivalents, end of period	$4,019	$1,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Three Months Ended
	March 31
$ in millions	2011	2010
Reconciliation of Net Earnings to Net Cash Used in Operating Activities
Net earnings	$530	$469
Net earnings from discontinued operations	(34)	(59)
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	103	99
Amortization of assets	18	30
Stock-based compensation	33	38
Excess tax benefits from stock-based compensation	(9)	(5)
(Increase) decrease in
Accounts receivable, net	(245)	(713)
Inventoried costs, net	30	(87)
Prepaid expenses and other current assets	(3)	(3)
Increase (decrease) in
Accounts payable and accruals	(627)	(455)
Deferred income taxes	19	12
Income taxes payable	289	163
Retiree benefits	34	85
Other non-cash transactions, net	(26)	(26)

Cash provided by (used in) continuing operations	112	(452)
Cash used in discontinued operations	(232)	(79)

Net cash used in operating activities	$(120)	$(531)

Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$20	$10
Capital expenditures accrued in liabilities from discontinued operations	$30	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31
$ in millions, except per share	2011	2010
Common Stock
At beginning of period	$291	$307
Common stock repurchased		(8)
Employee stock awards and options	2	2

At end of period	293	301

Paid-in Capital
At beginning of period	7,778	8,657
Common stock repurchased	(6)	(477)
Employee stock awards and options	49	84
Spin-off of Shipbuilding business	(1,887)

At end of period	5,934	8,264

Retained Earnings
At beginning of period	8,245	6,737
Net earnings	530	469
Dividends declared	(138)	(129)

At end of period	8,637	7,077

Accumulated Other Comprehensive Loss
At beginning of period	(2,757)	(3,014)
Other comprehensive income, net of tax	46	12
Spin-off of Shipbuilding business	524

At end of period	(2,187)	(3,002)

Total shareholders’ equity	$12,677	$12,640

Cash dividends declared per share	$.47	$.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (Northrop Grumman or the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the rules of the Securities and Exchange Commission (SEC). These statements include all adjustments of normal recurring nature considered necessary by management for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto; contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Spin-off of Shipbuilding Segment – Effective as of March 31, 2011, the company completed the spin-off to its shareholders of Huntington Ingalls Industries, Inc. (HII), a wholly owned subsidiary. HII now operates the business that was previously the company’s Shipbuilding business (Shipbuilding). The spin-off was the culmination of the company’s strategic decision to explore strategic alternatives for Shipbuilding as it was determined to be in the best interests of shareholders, customers, and employees by allowing both the company and Shipbuilding to more effectively pursue their respective opportunities to maximize value. As a result of the spin-off, the assets, liabilities and results of operations for the Shipbuilding segment have been reclassified as discontinued operations for all periods presented. See Note 5 for further information.

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
$ in millions	2011	2010
Cumulative translation adjustment	$27
Net unrealized gain on marketable securities and cash flow hedges, net of tax expense of $3 as of March 31, 2011, and December 31, 2010	3	$5
Unamortized benefit plan costs, net of tax benefit of $1,446 as of March 31, 2011, and $1,800 as of December 31, 2010	(2,217)	(2,762)

Total accumulated other comprehensive loss	$(2,187)	$(2,757)

The changes in the unamortized benefit plan costs, net of tax, were $21 million and $40 million for the three months ended March 31, 2011, and 2010, respectively, and are included in other comprehensive income in the

NORTHROP GRUMMAN CORPORATION

condensed consolidated statements of operations. As a result of the spin-off of Shipbuilding, the company reduced accumulated other comprehensive loss by $524 million as of March 31, 2011 for the after-tax actuarial loss amounts related to Shipbuilding pension and other post-retirement plan assets and liabilities. Unamortized benefit plan costs consist primarily of net after-tax actuarial loss amounts totaling $2,267 million and $2,771 million as of March 31, 2011, and December 31, 2010, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions. Net actuarial gains or losses are amortized to expense when they exceed ten percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over the average future service period of employees of approximately ten years.

2.	ACCOUNTING STANDARDS UPDATES

Accounting Standards Updates Not Yet Effective

Accounting standards updates not effective until after March 31, 2011, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

3.	DIVIDENDS ON COMMON STOCK

Dividends on Common Stock – In May 2010, the company’s board of directors approved an increase to the quarterly common stock dividend, from $0.43 per share to $0.47 per share, for shareholders of record as of June 1, 2010.

Subsequent Events – In April 2011, the company’s board of directors approved an increase to the quarterly common stock dividend, from $0.47 per share to $0.50 per share, for shareholders of record as of May 31, 2011. Also in April 2011, the board of directors authorized an increase in the authorization under the company’s share repurchase program that will raise the outstanding authorization to $4.0 billion.

4.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share amounts from both continuing operations and discontinued operations are calculated by dividing the respective earnings by the weighted-average number of shares of common stock outstanding during each periods:

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 5.1 million shares and 3.6 million shares for the three months ended March 31, 2011, and 2010, respectively. The weighted-average diluted shares outstanding for the three months ended March 31, 2011, and 2010, exclude anti-dilutive stock options to purchase approximately 2.8 million and 2.7 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the period.

Share Repurchases – The table below summarizes the company’s share repurchases during the periods:

					Shares Repurchased
					(in millions)
	Amount	Average	Total Shares		Three Months Ended
Repurchase Program	Authorized	Price Per	Retired	Date	March 31
Authorization Date	(in millions)	Share(2)	(in millions)	Completed	2011	2010
December 19, 2007	$3,600	$59.82	60.2	August 2010		8.3
June 16, 2010(1)	2,000	60.10	4.1		0.1

					0.1	8.3

NORTHROP GRUMMAN CORPORATION

(1)	On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. As of March 31, 2011, the company had $1.76 billion remaining under this authorization for share repurchases. See Note 3 for action taken by the board of directors in April 2011 to increase this authorization.

(2)	Includes commissions paid and calculated as the average price paid per share under the respective repurchase program.

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

5.	BUSINESS DISPOSITIONS

Spin-off of Shipbuilding Business – On March 31, 2011, the company completed the spin-off to its shareholders of Huntington Ingalls Industries (HII), a wholly owned subsidiary. HII will continue to operate the business that was previously the company’s Shipbuilding segment prior to the spin-off. The company made a pro rata distribution to its shareholders of one share of HII common stock for every six shares of the company’s common stock held on the record date of March 30, 2011, or 48.8 million shares of HII common stock. There was no gain or loss recognized by the company as a result of the spin-off transaction. In connection with the spin-off, HII issued $1,200 million in senior notes and entered into a credit facility with third-party lenders that includes a $650 million revolver and a $575 million term loan. HII used a portion of the proceeds of the debt and credit facility to fund a $1,429 million cash contribution to the company.

Prior to the completion of the spin-off, the company and HII entered into a Separation and Distribution Agreement (SDA) dated March 29, 2011 and several other agreements that will govern the post-separation relationship. These agreements generally provide that each party will be responsible for its respective assets, liabilities and obligations following the spin-off, including employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The agreements also describe the company’s future commitments to provide HII with certain transition services for up to one year and the costs incurred for such services that will be reimbursed by HII.

In connection with the spin-off, the company incurred $23 million and $5 million of non-deductible transaction costs for the three months ended March 31, 2011 and 2010, respectively, which have been included in discontinued operations. The company has incurred total transaction costs to date in connection with the spin-off of approximately $55 million.

National Security Technologies Deconsolidation – Effective January 1, 2011, the company reduced its participation in the National Security Technologies joint venture (NSTec). As a result of the reduced participation in the joint venture, the company no longer consolidates NSTec’s results in the company’s financials. NSTec’s sales that were included in the company’s consolidated sales and service revenues for the three months ended March 31, 2010 were $136 million.

In December 2009, the company sold its Advisory Services Division (ASD) for $1.65 billion in cash to an investor group led by General Atlantic, LLC, and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. During the three months ended March 31, 2010, an additional $7 million gain, net of taxes, was recorded to reflect the purchase price adjustment called for under the sale agreement. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other Northrop Grumman businesses also in the Information Systems segment that provide systems engineering technical assistance and other analysis and advisory services.

NORTHROP GRUMMAN CORPORATION

Discontinued Operations – Earnings for the Shipbuilding business and gains from previous divestitures, reported as discontinued operations, are presented in the following table:

	Three Months Ended
	March 31
$ in millions	2011	2010
Sales and service revenues	$1,646	$1,718

Earnings from discontinued operations	$59	$83
Income tax expense	26	31

Earnings, net of tax	33	52
Gain on divestitures, net of tax expense of $1 and $4 as of March 31, 2011 and 2010, respectively	1	7

Earnings from discontinued operations, net of tax	$34	$59

The major classes of assets and liabilities included in discontinued operations for the Shipbuilding business are presented in the following table:

December 31,
$ in millions	2010
Assets
Current assets	$1,315
Property, plant, and equipment, net	1,997
Goodwill	1,141
Other assets	759

Total assets of discontinued operations	$5,212

Liabilities
Trade accounts payable	$274
Other current liabilities	955

Current liabilities	1,229
Long-term liabilities	1,563

Total liabilities of discontinued operations	$2,792

6.	SEGMENT INFORMATION

The company is aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services.

NORTHROP GRUMMAN CORPORATION

The following table presents segment sales and service revenues for the three months ended March 31, 2011, and 2010:

	Three Months Ended
	March 31
$ in millions	2011	2010
Sales and service revenues
Aerospace Systems	$2,736	$2,696
Electronic Systems	1,808	1,882
Information Systems	2,025	2,064
Technical Services	688	763
Intersegment eliminations	(523)	(491)

Total sales and service revenues	$6,734	$6,914

The following table presents segment operating income reconciled to total operating income for the three months ended March 31, 2011, and 2010:

	Three Months Ended
	March 31
$ in millions	2011	2010
Operating income
Aerospace Systems	$301	$296
Electronic Systems	237	226
Information Systems	194	183
Technical Services	54	49
Intersegment eliminations	(65)	(48)

Total segment operating income	721	706
Non-segment factors affecting operating income
Unallocated corporate expenses	(10)	(25)
Net pension adjustment	103	2
Royalty income adjustment	(3)	(4)

Total operating income	$811	$679

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

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

NORTHROP GRUMMAN CORPORATION

7.	INCOME TAXES

The company’s effective tax rates on income from continuing operations were 34.6 percent and 32.7 percent for the three months ended March 31, 2011, and 2010, respectively. For 2010, the company’s effective tax rates differ from the statutory federal rate primarily due to manufacturing deductions.

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

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill at March 31, 2011, and December 31, 2010, were as follows:

	Aerospace	Electronic	Information	Technical
$ in millions	Systems	Systems	Systems	Services	Total
Goodwill	$3,801	$2,402	$5,248	$925	$12,376

Accumulated goodwill impairment losses at March 31, 2011, and December 31, 2010, totaled $570 million at the Aerospace Systems segment.

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$1,705	$(1,539)	$166	$1,705	$(1,531)	$174
Other purchased intangibles	100	(83)	17	100	(82)	18

Total	$1,805	$(1,622)	$183	$1,805	$(1,613)	$192

The company’s purchased intangible assets are subject to amortization and have been amortized on a straight-line basis over an original aggregate weighted-average period of 18 years. Aggregate amortization expense for the three months ended March 31, 2011, and 2010, was $9 million and $18 million, respectively.

NORTHROP GRUMMAN CORPORATION

The table below shows expected amortization for purchased intangibles for the remainder of 2011 and for the next five years:

$ in millions
Year ending December 31
2011 (April 1 - December 31)	28
2012	36
2013	29
2014	16
2015	15
2016	11

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Marketable Securities – The company holds a portfolio of marketable securities, primarily consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value, substantially all of which are based upon quoted market prices for identical instruments in active markets (Level 1 inputs). As of March 31, 2011, and December 31, 2010, respectively, there were marketable equity securities of $72 million and $68 million included in prepaid expenses and other current assets and $244 million and $262 million of marketable equity securities included in miscellaneous other assets in the condensed consolidated statements of financial position.

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

As of March 31, 2011, there were no outstanding interest rate swaps. Foreign currency purchase and sale forward contract agreements with notional values of $49 million and $133 million, respectively, were designated for hedge accounting. The remaining notional values outstanding at March 31, 2011, under foreign currency purchase and sale forward contracts of $8 million and $76 million, respectively, were not designated for hedge accounting.

As of December 31, 2010, an interest rate swap with a notional value of $200 million, and foreign currency purchase and sale forward contract agreements with notional values of $52 million and $86 million, respectively,

NORTHROP GRUMMAN CORPORATION

were designated for hedge accounting. The remaining notional values outstanding at December 31, 2010, under foreign currency purchase and sale forward contracts of $12 million and $75 million, respectively, were not designated for hedge accounting.

The derivative fair values and related unrealized gains and losses at March 31, 2011, and December 31, 2010, were not material.

There were no material transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2011.

Cash Surrender Value of Life Insurance Policies – The company maintains whole life insurance policies on a group of executives which are recorded at their cash surrender value as determined by the insurance carrier. Additionally, the company has split-dollar life insurance policies on former officers and executives from acquired businesses which are recorded at the lesser of their cash surrender value or premiums paid. The policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of March 31, 2011, and December 31, 2010, respectively, the carrying values associated with these policies of $263 million and $257 million were recorded in miscellaneous other assets.

Long-Term Debt – As of March 31, 2011, and December 31, 2010, the carrying values of long-term debt were $4.0 billion and $4.7 billion, respectively, and the related estimated fair values were $4.3 billion and $5.1 billion, respectively. The fair value of long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. In February 2011, the company repaid notes with a face value of $750 million and an interest rate of 7.125% upon their maturity.

The carrying amounts of all other financial instruments not discussed above approximate fair value due to their short-term nature.

10.	INVESTIGATIONS, CLAIMS AND LITIGATION

Spin-off of Shipbuilding Business  – Under the previously disclosed SDA with HII in Note 5, from and after the spin-off transaction, HII assumed responsibility for certain investigations, claims and litigation matters related to the Shipbuilding business. The company has therefore excluded from this report previously disclosed Shipbuilding-related investigations, claims and litigation matters now assumed by HII. As a result, the company does not believe these matters are likely to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

U.S. Government Investigations and Claims – Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments, compensatory or treble damages or non-monetary relief. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or a division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts and authorizations.

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

NORTHROP GRUMMAN CORPORATION

Based upon the available information regarding the foregoing matter that is subject to a U.S. Government investigation, the company does not believe that the outcome of such matter is likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Among them:

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. The defendants’ motion for summary judgment on the tort claims is scheduled to be heard on May 10, 2011.

On March 27, 2007, the U.S. District Court for the Central District of California consolidated two Employee Retirement Income Security Act (ERISA) lawsuits that had been separately filed on September 28, 2006, and January 3, 2007, into In Re Northrop Grumman Corporation ERISA Litigation. The plaintiffs filed a consolidated Amended Complaint on September 15, 2010, alleging breaches of fiduciary duties by the Administrative Committees and the Investment Committees (as well as certain individuals who served on or supported those Committees) for two 401(k) Plans sponsored by Northrop Grumman Corporation. The company is not a defendant in the lawsuit. The plaintiffs claim that these alleged breaches of fiduciary duties caused the Plans to incur excessive administrative and investment fees and expenses to the detriment of the Plans’ participants. On August 6, 2007, the District Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the District Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On September 8, 2009, the Ninth Circuit vacated the Order denying class certification and remanded the issue to the District Court for further consideration. As required by the Ninth Circuit’s Order, the case was also reassigned to a different judge. The plaintiffs’ renewed motion for class certification was rejected on a procedural basis, and they re-filed on January 14, 2011. The District Court postponed the trial date of April 12, 2011 to an as yet undetermined date after resolution of the then pending class certification motion and summary judgment motions. By order dated March 29, 2011, the District Court granted the plaintiffs’ motion for class certification. All briefing on the summary judgment motions is to be completed by May 2, 2011, with the hearing scheduled for May 16, 2011.

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

NORTHROP GRUMMAN CORPORATION

Based upon the information available, the company does not believe that the resolution of any of these specific claims and legal proceedings listed above is likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

11.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2011, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees performance obligations of its subsidiaries under certain contracts. In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangements and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangements. At March 31, 2011, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters – The estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2011, the range of reasonably possible future costs for environmental remediation sites is $286 million to $703 million, of which $106 million is accrued in other current liabilities and $210 million is accrued in other long-term liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs (current portion) and miscellaneous other assets (non-current portion). Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

NORTHROP GRUMMAN CORPORATION

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain contracts and to support the company’s self-insured workers’ compensation plans. At March 31, 2011, there were $269 million of stand-by letters of credit, $198 million of bank guarantees, and $151 million of surety bonds outstanding.

A subsidiary of the company has guaranteed HII’s outstanding $84 million Economic Development Revenue Bonds (Ingalls Shipbuilding, Inc. Project), Taxable Series 1999A. In conjunction with the spinoff of HII, the fair value of this guarantee was recorded in other long-term liabilities and is not a material amount at March 31, 2011. In addition, HII and the company entered into an agreement by which HII assumed the responsibility for the payment and performance of all outstanding indebtedness, obligations and liabilities of the company under this guarantee, and has agreed to indemnify the company against all liabilities that may be incurred in connection with this guarantee.

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

U.S. Government Cost Claims – From time to time, the company is advised of claims and penalties concerning certain potential disallowed costs. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The company believes that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations, was $105 million and $118 million for the three months ended March 31, 2011, and 2010, respectively. These amounts are net of immaterial amounts of sublease rental income.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

Spin-off of Shipbuilding Business  – Under the previously mentioned SDA with HII in Note 5, from and after the spin-off transaction, HII assumed responsibility for certain commitments and contingencies related to the Shipbuilding business and agreed to indemnify the company for loss related to these commitments and contingencies. The company has therefore excluded from this report previously disclosed Shipbuilding-related commitments and contingencies now assumed by HII.

NORTHROP GRUMMAN CORPORATION

12.	RETIREMENT BENEFITS

The cost of the company’s pension plans and medical and life benefits plans is shown in the following table:

	Three Months Ended March 31
	Pension		Medical and
	Benefits		Life Benefits
$ in millions	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$130	$133	$8	$8
Interest cost	305	304	29	30
Expected return on plan assets	(423)	(380)	(16)	(14)
Amortization of:
Prior service cost (credit)	6	9	(13)	(13)
Net loss from previous years	41	51	3	5

Net periodic benefit cost	$59	$117	$11	$16

Defined contribution plans cost	$85	$80

Employer Contributions – The company’s required minimum funding in 2011 for its pension plans and its medical and life benefit plans are approximately $59 million and $123 million, respectively. For the three months ended March 31, 2011, contributions of $34 million and $11 million have been made to the company’s pension plans and its medical and life benefit plans, respectively.

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, including certain bargaining unit employees. Company contributions for most plans are based on a cash-matching of employee contributions up to 4 percent of compensation. In addition to the 401(k) defined contribution benefit plan, non- represented employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan.

Spin-off of Shipbuilding Business – As a result of the previously mentioned spin-off of HII, the company transferred certain pension and other post-retirement benefit plans related exclusively to Shipbuilding employees and the Shipbuilding portion of Northrop Grumman pension and other post-retirement benefit plans that included Shipbuilding employees. A re-measurement of plan assets and liabilities was performed for those plans that included both Shipbuilding and Northrop Grumman employees as of March 31, 2011. The effect of this re-measurement on the company’s consolidated financial position, results of operations and cash flows was not material.

13.	STOCK COMPENSATION PLANS

At March 31, 2011, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan, which is applicable to employees, and the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee Directors, as amended. All of these plans were approved by the company’s shareholders. Share-based awards under the employee plans consist of stock option awards and restricted stock awards.

As a result of the spin-off of Shipbuilding, the share amounts for outstanding stock-based compensation awards and the strike price for option awards were adjusted to maintain the aggregate intrinsic value of the grants at the date of the spin-off pursuant to the terms of the company’s applicable stock-based compensation plans, and taking into account the change in the value of the company’s common stock as a result of the distribution of the HII shares to the company’s shareholders. The share amounts and the option strike price for outstanding stock-based compensation awards have been restated for all periods presented to reflect the results of this adjustment.

NORTHROP GRUMMAN CORPORATION

Compensation Expense
Total pre-tax stock-based compensation expense for the three months ended March 31, 2011, and 2010, was $28 million and $34 million, respectively, of which $4 million and $8 million related to stock options and $24 million and $26 million related to stock awards, respectively. Tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation during the three months ended March 31, 2011, and 2010, were $11 million and $14 million, respectively. In addition, the company realized tax benefits of $6 million and $6 million from the exercise of stock options and $32 million and $29 million from the issuance of stock awards in the three months ended March 31, 2011, and 2010, respectively.

At March 31, 2011, there was $265 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $23 million relates to stock options and $242 million relates to stock awards. These amounts are expected to be charged to expense over a weighted-average period of 1.6 years.

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

The significant weighted-average assumptions relating to the valuation of the company’s stock options granted during the three months ended March 31, 2011, and 2010, were as follows:

	2011	2010
Dividend yield	2.7%	2.9%
Volatility rate	25%	25%
Risk-free interest rate	2.4%	2.3%
Expected option life (years)	6	6

The company grants stock options primarily to executives, and the expected term of six years is based on these employees’ exercise behavior. In 2009, the company granted stock options to non-executives and assigned an expected term of five years for valuing these stock options. The company believes that this stratification of expected terms best represents future expected exercise behavior between the two employee groups. The shorter expected life of employee stock options had an insignificant effect on the weighted average expected option life for the three months ended March 31, 2011, and 2010.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2011, and 2010, was $14 and $11 per share, respectively.

NORTHROP GRUMMAN CORPORATION

Stock option activity for the three months ended March 31, 2011, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2011	13,155	$51	3.8 years	$118
Granted	805	62
Exercised	(762)	45
Cancelled and forfeited	(34)	51

Outstanding at March 31, 2011	13,164	$52	3.8 years	$158

Vested and expected to vest in the future at March 31, 2011	13,044	$52	3.8 years	$157

Exercisable at March 31, 2011	10,347	$51	3.3 years	$135

Available for grant at March 31, 2011	6,427

The total intrinsic value of stock options exercised during the three months ended March 31, 2011, and 2010, was $14 million and $15 million, respectively. Intrinsic value is measured as the excess of the fair market value at the date of exercise (for stock options exercised) or at March 31, 2011 (for outstanding options), over the applicable exercise price.

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

Stock award activity for the three months ended March 31, 2011, is presented in the tables below. Vested awards include stock awards fully vested during the year and net adjustments to reflect the final performance measure for issued shares.

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(In thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2011	4,042	$48	1.5 years
Granted	1,609	63
Vested	(40)	62
Forfeited	(101)	43

Outstanding at March 31, 2011	5,510	$53	1.7 years

Available for grant at March 31, 2011	275

There were 2.4 million stock awards granted in the three months ended March 31, 2010, with a weighted-average grant date fair value of $54 per share. The company issued 1.2 million and 1.2 million shares to employees in settlement of prior year stock awards that were fully vested, which had total fair values at issuance of $77 million and $67 million and grant date fair values of $89 million and $82 million during the three months ended March 31, 2011, and 2010, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of performance adjustments (described above) and changes in the fair market value of the company’s common stock.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of March, 31, 2011, and the related condensed consolidated statements of operations, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended prior to reclassification for the discontinued operations described in Note 5 to the accompanying condensed consolidated interim financial statements (not presented herein); and in our report dated February 8, 2011, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 5 that were applied to reclassify the December 31, 2010 consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position as of December 31, 2010.

/s/ Deloitte & Touche LLP
Los Angeles, California
April 26, 2011

NORTHROP GRUMMAN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Northrop Grumman Corporation (herein referred to as “Northrop Grumman”, the “company”, “we”, “us”, or “our”) provides technologically advanced, innovative products, services, and integrated solutions in aerospace, electronics, information and services to our global customers. We participate in many high-priority defense and government services technology programs in the United States (U.S.) and abroad as a prime contractor, principal subcontractor, partner, or preferred supplier. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD). We also conduct business with local, state, and foreign governments and domestic and international commercial customers.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC), which provides a more thorough discussion of our products and services, industry outlook, and business trends. See discussion of consolidated operating results starting on page 23 and discussion of segment operating results starting on page 27.

Business Outlook and Operational Trends – Except as discussed below under “Economic Opportunities, Challenges, and Risks”, there have been no material changes to our products and services, industry outlook, or business trends from those disclosed in our 2010 Form 10-K other than the spin-off of Huntington Ingalls Industries, Inc. (HII) to our shareholders.

Economic Opportunities, Challenges, and Risks – The U.S. continues to face a complex and changing national security environment, and domestic economic challenges, such as unemployment, federal budget deficits and the growing national debt. The U.S. Government’s investment in capabilities that respond to our evolving security threats is considered along with other spending priorities and domestic economic and fiscal challenges. We believe that the U.S. Government will continue to place a high priority on defense spending and national security, as well as economic challenges, and will continue to invest in sophisticated systems providing long-range surveillance and intelligence, battle management, precision strike, and strategic agility.

The U.S. Government faces the additional challenge of recapitalizing equipment and rebuilding readiness while also pursuing modernization and reducing overhead and inefficiency. The DoD has announced several initiatives to improve efficiency, refocus priorities and enhance DoD business practices including those used to procure goods and services from defense contractors.

These DoD initiatives are organized into five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. Initial plans resulting from these initiatives were announced in early 2010 and the DoD has said it expects that these initiatives will generate $100 billion in savings. On January 6, 2011, Secretary Gates provided initial details on fiscal year 2012 defense budget and programmatic plans and elaborated on the allocation of the $100 billion in expected savings from efficiency initiatives. The Secretary described plans to allocate $28 billion for increased operating costs and $70 billion for investment in high priority capabilities. In addition to the efficiency savings, the DoD has said it plans to reduce defense spending from its prior plans by $78 billion over the next five fiscal years.

On April 15, 2011, President Obama signed into law a budget for fiscal year 2011. The Congressional Budget Office estimates the budget deal trims $38 billion relative to fiscal year 2010 spending levels. This provides a budget for the DoD of $671 billion for fiscal year 2011. This is approximately $4 billion more than the actual fiscal year 2010 DoD budget of $667 billion. However, it is about $17 billion less than the $688 billion in the President’s fiscal year 2011 budget request. Total non-security discretionary spending for fiscal year 2011 will be about $42 billion less than in 2010 with the Departments of Housing and Transportation as well as Commerce, Justice and Science taking the bulk of the reductions.

On April 13, 2011, the President unveiled his framework for reducing $4 trillion in deficit spending between fiscal years 2012 and 2023. This proposal includes an additional $400 billion in savings from “Security Spending”

NORTHROP GRUMMAN CORPORATION

over 12 years. At the date of this report, it is not clear whether the President intends for these cuts to come from the DoD budget or from broader national security spending that includes activities from the Departments of State, Energy and Homeland Security. In addition, it is unclear what benchmark the Administration is using to calculate savings.

However, the President’s proposal is not the last word on future spending and we anticipate continued spirited debate over defense spending in 2011 as part of a larger dialog around the federal deficit and potential cuts in government spending. Budget decisions made in this environment could have long-term consequences for our company and the entire defense industry.

Although reductions to certain programs in which we participate or for which we expect to compete are always possible, we believe that spending on recapitalization, modernization and maintenance of defense and homeland security assets will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems along with advanced electronics and software to enhance the capabilities of individual systems and provide for the real-time integration of individual surveillance, information management, strike, and battle management platforms. Given the current era of irregular warfare, we expect an increase in investment in persistent awareness with intelligence, surveillance and reconnaissance (ISR) systems, cyber warfare, and expansion of information available for the war fighter to make timely decisions. Other significant new competitive opportunities are expected to include long range strike, directed energy applications, missile defense, satellite communications systems, restricted programs, cybersecurity, technical services and information technology contracts, as well as international and homeland security programs.

Green Initiatives – We could be affected by future laws or regulations related to climate change concerns and other actions known as “green initiatives.” We recently established a goal of reducing our greenhouse gas emissions over a five-year period through December 31, 2014. To comply with existing green initiatives and our greenhouse gas emissions goal, we expect to incur capital and operating costs, but at this time, we do not expect that such costs will have a material adverse effect upon our financial position, results of operations or cash flows.

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

Notable Events – Notable events or activities during the three months ended March 31, 2011, included the following:

■	We completed the spin-off of HII. Our Shipbuilding segment is now reported as discontinued operations.

■	In connection with the spin-off of HII, we received a cash contribution of $1,429 million.

■	We reduced our participation in the NSTec joint venture, which resulted in a $1,745 million reduction in contract backlog.

■	We repaid notes with a face value of $750 million.

NORTHROP GRUMMAN CORPORATION

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2010 Form 10-K.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below:

	Three Months Ended
	March 31
$ in millions, except per share	2011	2010
Sales and service revenues	$6,734	$6,914
Cost of sales and service revenues	5,355	5,611
General and administrative expenses	568	624
Operating income	811	679
Interest expense	(58)	(77)
Federal and foreign income tax expense	262	199
Discontinued operations	34	59
Diluted earnings per share from continuing operations	1.67	1.34
Net cash provided by (used in) continuing operations	112	(452)

Operating Performance Assessment and Reporting
We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments described in our 2010 Form 10-K. Our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Due to the Federal Acquisition Regulation (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts, however, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations generally focuses around our four segments versus distinguishing between products and services. Our Aerospace Systems and Electronic Systems segments generate predominantly product sales, while the Information Systems and Technical Services segments generate predominantly service revenues.

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months Ended
	March 31
$ in millions	2011	2010
Product sales	$3,863	$4,024
Service revenues	2,871	2,890

Sales and service revenues	$6,734	$6,914

Sales and service revenues for the three months ended March 31, 2011, decreased $180 million, as compared with the same period in 2010, reflecting lower sales in the Technical Services, Electronic Systems, and Information Systems segments. See “Segment Operating Results” below for further information.

Cost of Sales and Service Revenues and General and Administrative Expenses
Cost of sales and service revenues and general and administrative expenses are comprised of the following:

	Three Months Ended
	March 31
$ in millions	2011	2010
Cost of sales and service revenues
Cost of product sales	$2,842	$2,990
% of product sales	73.6%	74.3%
Cost of service revenues	2,513	2,621
% of service revenues	87.5%	90.7%
General and administrative expenses	568	624
% of total sales and service revenues	8.4%	9.0%

Cost of sales and service revenues and general and administrative expenses	$5,923	$6,235

Cost of Product Sales and Service Revenues – The decrease in cost of product sales as a percentage of product sales for the three months ended March 31, 2011, as compared with the same period in 2010, is primarily due to performance improvements in Electronic Systems.

The decrease in cost of service revenues as a percentage of service revenues for the three months ended March 31, 2011, as compared with the same period in 2010, is primarily due to performance improvements in Technical Services and Information Systems.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses as a percentage of total sales and service revenues decreased to 8.4 percent for the three months ended March 31, 2011, from 9.0 percent for the comparable period in 2010, primarily due to lower independent research and development, and bid and proposal costs.

NORTHROP GRUMMAN CORPORATION

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

The table below reconciles segment operating income to total operating income:

	Three Months Ended
	March 31
$ in millions	2011	2010
Segment operating income	$721	$706
Unallocated corporate expenses	(10)	(25)
Net pension adjustment	103	2
Royalty income adjustment	(3)	(4)

Total operating income	$811	$679

Segment Operating Income – Segment operating income for the three months ended March 31, 2011, increased $15 million, or 2 percent, as compared with the same period in 2010. Segment operating income was 10.7 percent and 10.2 percent of sales and service revenues for the three months ended March 31, 2011, and 2010, respectively. The increase in segment operating income is primarily due to improved performance in the Electronic Systems, Information Systems, and Technical Services segments. See “Segment Operating Results” below for further information.

Unallocated Corporate Expenses – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated corporate expenses for the three months ended March 31, 2011, decreased by $15 million as compared to the same period in 2010, primarily due to changes in our estimated recoveries of prior year overhead expenses.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended March 31, 2011, and 2010, the net pension adjustment was income of $103 million and $2 million, respectively. The increase in net pension adjustment for 2011 is primarily due to improved return on plan assets in 2010.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

Interest Expense
Interest expense for the three months ended March 31, 2011, decreased $19 million, as compared with the same period in 2010, primarily due to a lower weighted average interest rate resulting from our debt refinancing in November 2010.

NORTHROP GRUMMAN CORPORATION

Federal and Foreign Income Tax Expense
Our effective tax rate on earnings from continuing operations for the three months ended March 31, 2011, was 34.6 percent compared with 32.7 percent for the same period in 2010. For 2010, our effective tax rates differ from the statutory federal rate primarily due to manufacturing deductions.

Discontinued Operations
Earnings from discontinued operations for the three months ended March 31, 2011, and 2010 were primarily attributable to the Shipbuilding business, which was spun off to our shareholders in March 2011. Earnings from discontinued operations decreased $25 million as compared with the same period in 2010, primarily due to non tax-deductible transaction costs associated with the spin-off of Shipbuilding in 2011.

Earnings from discontinued operations for the three months ended March 31, 2010, also include an adjustment to the gain on the December 2009 sale of our Advisory Services Division to reflect purchase price adjustments and the utilization of additional capital loss carry-forwards.

Diluted Earnings Per Share From Continuing Operations
Diluted earnings per share from continuing operations for the three months ended March 31, 2011, were $1.67 per share, as compared with $1.34 per share for the same period in 2010. Earnings per share are based on weighted average diluted shares outstanding of 296.9 million for the three months ended March 31, 2011, and 306.1 million for the same period in 2010. See Note 4 to the condensed consolidated financial statements in Part I, Item 1.

Net Cash Provided By (Used in) Continuing Operations
For the three months ended March 31, 2011, net cash provided by continuing operations was $112 million as compared with cash used of $452 million for the same period in 2010. The increase of $564 million reflects lower working capital requirements.

NORTHROP GRUMMAN CORPORATION

SEGMENT OPERATING RESULTS

Basis of Presentation
We are aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services.

	Three Months Ended
	March 31
$ in millions	2011	2010
Sales and Service Revenues
Aerospace Systems	$2,736	$2,696
Electronic Systems	1,808	1,882
Information Systems	2,025	2,064
Technical Services	688	763
Intersegment eliminations	(523)	(491)

Total sales and service revenues	$6,734	$6,914

Operating Income
Aerospace Systems	$301	$296
Electronic Systems	237	226
Information Systems	194	183
Technical Services	54	49
Intersegment eliminations	(65)	(48)

Total Segment Operating Income	721	706
Non-segment factors affecting operating income
Unallocated corporate expenses	(10)	(25)
Net pension adjustment	103	2
Royalty income adjustment	(3)	(4)

Total operating income	$811	$679

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

	Three Months Ended March 31
$ in millions	2011	2010
Sales and service revenues	$2,736	$2,696
Segment operating income	301	296
As a percentage of segment sales	11.0%	11.0%

Sales and Service Revenues
Aerospace Systems revenue for the three months ended March 31, 2011, increased $40 million, or 1 percent, as compared with the same period in 2010. The increase is primarily due to higher sales in BM&ES, partially offset by lower sales in SS. The higher sales in BM&ES are primarily due to increased activity on Long Endurance Multi-Intelligence Vehicle (LEMV), higher volume on Broad Area Maritime Surveillance (BAMS) and Joint Surveillance Target Attack Radar System (Joint STARS), partially offset by lower volume on the E-2 Hawkeye programs. The decrease at SS is primarily due to lower volume on National Polar-orbiting Operational Environmental Satellite System (NPOESS) due to a program restructure, lower volume on Advanced Extremely High Frequency (AEHF) programs, and lower volume due to a program re-plan on James Webb Space Telescope (JWST), partially offset by higher volume on restricted programs.

Segment Operating Income
Operating income at Aerospace Systems for the three months ended March 31, 2011, increased $5 million, or 2 percent, as compared with the same period in 2010 and operating income as a percentage of sales was 11.0 percent, unchanged from the same period in 2010. The increase is primarily due to lower amortization of purchased intangibles and other costs and the higher sales volume discussed above, offset by unfavorable program performance in S&SS.

NORTHROP GRUMMAN CORPORATION

ELECTRONIC SYSTEMS

Business Description
Electronic Systems is a leader in the design, development, manufacture, and support of solutions for sensing, understanding, anticipating, and controlling the environment for our global military, civil, and commercial customers and their operations. Electronic Systems provides a variety of defense electronics and systems, airborne fire control radars, situational awareness systems, early warning systems, airspace management systems, navigation systems, communications systems, marine systems, space systems, and logistics services. The segment consists of five business areas: Intelligence, Surveillance & Reconnaissance Systems; Land & Self Protection Systems; Naval & Marine Systems; Navigation Systems; and Targeting Systems.

	Three Months Ended March 31
$ in millions	2011	2010
Sales and service revenues	$1,808	$1,882
Segment operating income	237	226
As a percentage of segment sales	13.1%	12.0%

Sales and Service Revenues
Electronic Systems revenue for the three months ended March 31, 2011, decreased $74 million, or 4 percent, as compared with the same period in 2010. The decrease is primarily due to $143 million lower sales in Land & Self Protection Systems, partially offset by $55 million higher sales in Targeting Systems. The decrease in Land & Self Protection Systems is due to fewer deliveries on the Large Aircraft Infrared Countermeasures (LAIRCM) and Vehicular Intercommunications Systems (VIS) programs. The increase in Targeting Systems is due to higher deliveries on a restricted program and the LITENING Gen 4 program.

Segment Operating Income
Operating income at Electronic Systems for the three months ended March 31, 2011, increased $11 million, or 5 percent, as compared with the same period in 2010 and operating income as a percentage of sales increased to 13.1 percent from 12.0 percent in the same period in 2010. The higher operating income and increase as a percentage of sales is primarily due to performance improvements on Land & Self Protection Systems programs and better performance on postal automation programs, partially offset by the lower sales volume discussed above.

INFORMATION SYSTEMS

Business Description
Information Systems is a leading global provider of advanced solutions for the DoD, intelligence, federal civilian, state and local agencies, and international customers. Products and services are focused on the fields of command, control, communications, computers and intelligence; air and missile defense; airborne reconnaissance; intelligence processing; decision support systems; cybersecurity; information technology; and systems engineering and systems integration. The segment consists of three business areas: Defense Systems, Intelligence Systems, and Civil Systems.

	Three Months Ended March 31
$ in millions	2011	2010
Sales and service revenues	$2,025	$2,064
Segment operating income	194	183
As a percentage of segment sales	9.6%	8.9%

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues
Information Systems revenue for the three months ended March 31, 2011, decreased $39 million, or 2 percent, as compared with the same period in 2010. The decrease is primarily due to $24 million in lower sales in Intelligence Systems and $13 million in lower sales in Defense Systems. The decrease in Intelligence Systems is primarily driven by lower volume on the Counter Narco-Terrorism Program Office (CNTPO) and a restricted program, partially offset by higher volume on other restricted programs. The decrease in Defense Systems is primarily driven by lower volume on F-22, Multi-Role Tactical Command Data Link (MRTCDL), and several other programs, partially offset by program growth on Joint National Integration Center Research and Development Contract (JRDC) and Encore II.

Segment Operating Income
Operating income at Information Systems for the three months ended March 31, 2011, increased $11 million, or 6 percent, as compared with the same period in 2010 and operating income as a percentage of sales increased to 9.6 percent from 8.9 percent for the same period in 2010. The higher operating income and increase as a percentage of sales is due to improved performance on Virginia PPEA IT Outsource (VITA) and favorable performance on several other programs, partially offset by the lower sales volume discussed above.

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

	Three Months Ended March 31
$ in millions	2011	2010
Sales and service revenues	$688	$763
Segment operating income	54	49
As a percentage of segment sales	7.8%	6.4%

Sales and Service Revenues
Technical Services revenue for the three months ended March 31, 2011, decreased $75 million, or 10 percent, as compared with the same period in 2010 and operating income as a percentage of sales increased to 7.8 percent from 6.4 percent for the same period in 2010. The decrease is primarily due to $139 million lower sales in DGSD, partially offset by $80 million higher sales in ILMD. The decrease in DGSD was associated with the reduced participation in the National Security Technologies (NSTec) joint venture. Effective January 1, 2011, the company reduced its participation in this joint venture, and as a result no longer consolidates sales for the joint venture in the three months ended March 31, 2011, as compared with sales of $136 million for the same period in 2010. The higher volume in ILMD was primarily due to increased activity on the KC-10 Contractor Logistics Support program, which began in February 2010.

Segment Operating Income
Operating income at Technical Services for the three months ended March 31, 2011, increased $5 million, or 10 percent, as compared with the same period in 2010 and operating income as a percentage of sales increased to 7.8 percent from 6.4 percent for the same period in 2010. The higher operating income is primarily due to improved program performance across various programs. The improvement in the operating income as a percentage of sales is primarily due to the effects of the change in participation in the NSTec joint venture.

NORTHROP GRUMMAN CORPORATION

BACKLOG

Definition
Total backlog at March 31, 2011, was approximately $43.7 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded indefinite delivery indefinite quantity (IDIQ) orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

Backlog consisted of the following at March 31, 2011, and December 31, 2010:

	March 31, 2011			December 31, 2010
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Aerospace Systems	$8,829	$11,324	$20,153	$9,185	$11,683	$20,868
Electronic Systems	7,904	1,825	9,729	8,093	2,054	10,147
Information Systems	4,498	5,954	10,452	4,711	5,879	10,590
Technical Services	2,561	831	3,392	2,763	2,474	5,237

Total backlog	$23,792	$19,934	$43,726	$24,752	$22,090	$46,842

New Awards
The estimated value of contract awards included in backlog during the three months ended March 31, 2011, was $5.3 billion. Significant new awards during this period include $401 million for the Global Hawk HALE program, and $362 million for the B-2 Stealth Bomber programs.

Backlog Adjustment
Total backlog as of March 31, 2011 was reduced by $1,745 million to reflect a change in the company’s participation in the NSTec joint venture. Effective January 1, 2011, NSTec joint venture results are no longer consolidated in the company’s financial statements.

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

NORTHROP GRUMMAN CORPORATION

The table below summarizes key components of cash flow provided by (used in) continuing operations:

	Three Months Ended
	March 31
$ in millions	2011	2010
Net earnings	$530	$469
Net earnings from discontinued operations	(34)	(59)
Other non-cash items(1)	164	174
Retiree benefit funding less than expense	34	85
Trade working capital increase	(582)	(1,121)

Net cash provided by (used in) continuing operations	$112	$(452)

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.

Free Cash Flow From Continuing Operations
Free cash flow from continuing operations represents cash from continuing operations less capital expenditures and outsourcing contract and related software costs. Outsourcing contract and related software costs are similar to capital expenditures in that the contract costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. These outsourcing contract and related software costs are deferred and expensed over the contract life. We believe free cash flow from continuing operations is a useful measure for investors to consider. This measure is a key factor in our planning for and consideration of strategic acquisitions, stock repurchases and the payment of dividends.

Free cash flow from continuing operations is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as indicators of performance.

For 2011 and beyond, cash generated from continuing operations supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to service debt and contract obligations, finance capital expenditures, fund required and voluntary pension contributions, continue acquisition of shares under our share repurchase program, and continue paying dividends to our shareholders.

The table below reconciles net cash provided by (used in) continuing operations to free cash flow provided by continuing operations:

	Three Months Ended
	March 31
$ in millions	2011	2010
Net cash provided by (used in) continuing operations	$112	$(452)
Less:
Capital expenditures	(122)	(103)
Outsourcing contract and related software costs	(1)	(3)

Free cash flow from continuing operations	$(11)	$(558)

NORTHROP GRUMMAN CORPORATION

Cash Flows
The following is a discussion of our major continuing operations, investing and financing activities for the three months ended March 31, 2011, and 2010, respectively, as classified in the condensed consolidated statements of cash flows located in Part I, Item 1.

Operating Activities – Net cash provided by continuing operations for the three months ended March 31, 2011, was $112 million as compared with cash used of $452 million for the same period in 2010. The increase of $564 million in net cash provided by continuing operations is primarily due to lower working capital requirements.

Investing Activities – Net cash provided by investing activities by continuing operations for the three months ended March 31, 2011, was $1,344 million as compared with cash used of $103 million in the same period of 2010. The $1,447 million increase in net cash provided by investing activities by continuing operations is primarily due to the spin-off of the Shipbuilding business.

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2011, was $843 million as compared with $648 million in the same period of 2010. The $195 million increase in net cash used in financing activities is primarily due to higher debt repayments partially offset by lower common stock repurchases.

ACCOUNTING STANDARDS UPDATES

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to accounting standards updates.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Form 10-Q and the information we are incorporating by reference, other than statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends” and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in Part II, Item 1A and other important factors disclosed in this report and from time to time in our other filings with the SEC.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those discussed in our 2010 Form 10-K other than these items related to the spin-off of the Shipbuilding business: $105 million of long-term debt, $105 million of interest payments on long-term debt, $137 million of operating leases, $1,972 million of purchase obligations and $587 million of other long-term liabilities. Other long-term liabilities primarily consist of total accrued workers’ compensation reserves, deferred compensation, and other miscellaneous liabilities.

NORTHROP GRUMMAN CORPORATION

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description

Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical satellite relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

B-2 Stealth Bomber	Maintain strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime Intelligence, Surveillance, and Reconnaissance (ISR) data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Counter Narco-Terrorism Program Office (CNTPO)	Counter Narco-Terrorism Program Office provides support to the U.S. Government, coalition partners, and host nations in Technology Development and Application Support; Training; Operations and Logistics Support; and Professional and Executive Support. The program provides equipment and services to research, develop, upgrade, install, fabricate, test, deploy, operate, train, maintain, and support new and existing federal Government platforms, systems, subsystems, items, and host-nation support initiatives.

E-2 Hawkeye	The U.S. Navy’s airborne battle management command and control mission system platform providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D Advanced Hawkeye. Recently the Navy approved Milestone C for Low Rate Initial Production.

Encore II	Provide Military Agencies, DoD, and other agencies of the Federal Government IT services and associated enabling products to satisfy IT activities at all operating levels, including hardware and software incidental to an overall IT solution.

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities. In addition, Northrop Grumman is responsible for overall design and integration of the F-22 Communication, Navigation, and Identification (CNI) system.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Develop, deliver and sustain the Global Hawk HALE unmanned aerial system and its derivatives to both domestic and international customers for intelligence, reconnaissance, and surveillance, including deployment of assets to support the global war on terror. The Global Hawk system has a central role in ISR missions supporting operations in Afghanistan and Iraq.

James Webb Space Telescope (JWST)	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Joint National Integration Center Research and Development contract (JRDC)	Support the development and application of modeling and simulation, war-gaming, test and analytic tools for air and missile defense.

Joint Surveillance Target Attack Radar System (Joint STARS)	Joint STARS detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and Army command posts.

KC-10 Contractor Logistics Support	Contractor Logistics Services (CLS) contract supporting the U.S. Air Force KC-10 tanker fleet including depot maintenance, supply chain management, maintenance and management at locations in the United States and worldwide.

Large Aircraft Infrared Counter-measures (LAIRCM)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LITENING targeting pod system (LITENING)	A self-contained, multi-sensor weapon aiming system that enables fighter pilots to detect, acquire, auto-track and identify targets for highly accurate delivery of both conventional and precision-guided weapons.

Long Endurance Multi-Intelligence Vehicle (LEMV)	Contract awarded by the U.S. Army Space and Missile Defense Command for the development, fabrication, integration, certification and performance of one LEMV system. It is a state-of-the-art, lighter-than-air airship designed to provide ground troops with persistent surveillance. Development and demonstration of the first airship is scheduled to be completed December 2011. The contract also includes options for two additional airships and in-country support.

Multi-Role Tactical Common Data Link (MRTCDL)	Provide war fighters with critical real-time networking connectivity by enabling extremely fast exchange of data via ground, airborne and satellite networks.

National Polar-orbiting Operational Environmental Satellite System (NPOESS)	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data.

National Security Technologies (NSTec)	Participate in a joint venture that manages and operates the Nevada National Security Site, providing infrastructure support, including oversight of the nuclear explosives safety team, supporting hazardous chemical spill testing, emergency response training and conventional weapons testing.

Vehicular Intercommunications Systems (VIS)	Provide clear and noise-free communications between crewmembers inside combat vehicles and externally over as many as six combat net radios for the U.S. Army. The active noise-reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Virginia PPEA IT Outsource (VITA)	Provide high-level IT consulting, IT infrastructure and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

NORTHROP GRUMMAN CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include variable-rate short-term borrowings under the credit agreement and short-term investments. At March 31, 2011, substantially all outstanding borrowings were fixed-rate long-term debt obligations of which a significant portion are not callable until maturity. Our sensitivity to a 1 percent change in interest rates is tied to our $2 billion credit agreement, which had no balance outstanding at March 31, 2011, or December 31, 2010. See Note 9 to the condensed consolidated financial statements in Part I, Item 1.

Derivatives – We do not hold or issue derivative financial instruments for trading purposes. We may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At March 31, 2011, we had no interest rate swap agreements in effect and at December 31, 2010, we had one interest rate swap agreement in effect. See Note 9 to the condensed consolidated financial statements in Part I, Item 1.

Foreign Currency – We enter into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At March 31, 2011, and December 31, 2010, the amount of foreign currency forward contracts outstanding was not material. We do not consider the market risk exposure related to foreign currency exchange to be material to the condensed consolidated financial statements. See Note 9 to the condensed consolidated financial statements in Part I, Item 1.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of March 31, 2011, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2011, no change occurred in our internal controls over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We have provided information about certain legal proceedings in which we are involved in Note 10 to the condensed consolidated financial statements in Part I, Item 1. The legal proceedings disclosed in Note 15 to the consolidated financial statements in Part II, Item 8, of our 2010 Form 10-K, included matters relating to our former Shipbuilding business. As disclosed elsewhere in this report, we completed a spin-off of HII effective as of March 31, 2011, and our Shipbuilding business is now reported as discontinued operations. In connection with the spin-off transaction, we entered into a number of agreements with our former subsidiary HII setting forth certain rights and obligations of the company and HII after the spin-off transaction, including a Separation and Distribution Agreement dated March 29, 2011. Under those Agreements, from and after the spin-off transaction, HII assumed responsibility for certain liabilities related to the Shipbuilding business, and we have therefore excluded from this report previously disclosed Shipbuilding-related investigations, claims and litigation matters assumed by HII. We have agreed to provide certain support to HII in connection with various legal matters, including to help ensure an orderly transition following the distribution. In addition to the matters disclosed in Note 10, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such additional proceedings will individually, or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part II, Item 1A, of this report.

Item 1A.  Risk Factors

The risk factors described in “Item 1A – Risk Factors” in our 2010 Form 10-K included risks that specifically related to our Shipbuilding business. As disclosed elsewhere in this report, we completed a spin-off transaction of HII effective as of March 31, 2011, and our Shipbuilding business is now reported as discontinued operations. We have amended the risk factors presented in our Form 10-K and replaced them in their entirety with the risk factors presented below to reflect changes resulting from the spin-off transaction as well as changes to other risk factors applicable to us. These risk factors should be read in conjunction with the information described in this report and our Form 10-K.

Our consolidated financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge you to carefully consider the risk factors described below in evaluating the information contained in this report.

Risks Related to Our Business

■	We depend heavily on a single customer, the U.S. Government, for a substantial portion of our business, including programs subject to security classification restrictions on information. Changes in this customer’s priorities and changes affecting its ability to do business with us could have a material adverse effect on our financial position, results of operations, or cash flows.

Our primary customer is the U.S Government, from which we derived approximately 91% of our total revenues during the past several years. The federal government is considering significant changes to defense spending and other programs. We cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, without prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed. In the rare circumstance where a U.S. government contract does not have such termination protection, we attempt to mitigate the termination risk through other means. To the extent such means are unavailable or do not fully address the costs incurred or profit on those costs, we could face significant losses from the termination for convenience of a contract that lacks termination protection. Termination by the U.S. Government of a contract for convenience could also result in the cancellation of future work on that program. Termination by the U.S. Government of a contract due to our default could require us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract. Termination of a contract due to our default may expose us to liability and could have a material adverse effect on our ability to compete for contracts.

■	Continuing uncertainty about the funding of the federal government and the 2012 and subsequent budgets may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations or cash flows.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2012 and subsequent budgets ultimately approved by Congress or be included in the scope of separate supplemental appropriations. The impact, severity and duration of the current U.S. economic situation, the sweeping economic plans adopted by the U.S. Government, and pressures on the federal budget could also adversely affect the total funding and/or funding for individual programs. In the event that appropriations for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program, and on our financial position, results of operations, and/or cash flows.

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

NORTHROP GRUMMAN CORPORATION

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

■	The Department of Defense is implementing plans for significant changes to its business practices that could have a significant effect on its overall procurement process and impact our current programs and potential new awards.

In September 2010, the DoD announced its “Better Buying Power Initiative” designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods, services and solutions from defense contractors. These initiatives are organized into five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. These new initiatives could have a significant impact on the contracting environment in which we do business. They are expected to impact current programs as well as new DoD business opportunities. In his January 6, 2011, announcement regarding future plans, the Secretary of Defense implemented some of these initiatives to reduce costs and free up resources for reinvestment. For example, he directed using multi-year procurement of Navy aircraft, streamlining information technology infrastructure, reducing outsourcing, consolidating operating centers and staffs, improving depot and supply chain processes, downsizing intelligence organizations, and eliminating some elements of the DoD’s bureaucracy. Changes to the DoD acquisition system and contracting models can affect whether we pursue certain opportunities and the terms under which we are able to do so. These initiatives are still fairly new and the full impact to our business remains uncertain and subject to the manner in which the DoD implements them.

■	Competition within our markets and an increase in bid protests may reduce our revenues and market share.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate increased competition in some of our core markets as a result of the reduction in budgets for many U.S. Government agencies and fewer new program starts. In addition, as discussed in more detail above, projected U.S. defense spending levels for periods beyond the near-term are uncertain and difficult to predict. Changes in U.S. defense spending may limit certain future market opportunities. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms. Additionally, some customers, including the DoD, may turn to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete

NORTHROP GRUMMAN CORPORATION

successfully against our current or future competitors, we may experience declines in revenues and market share, which could negatively impact our financial position, results of operations, or cash flows.

The competitive environment can also be affected by bid protests from unsuccessful bidders on new program awards. Bid protests could result in the award decision being overturned, requiring a re-bid of the contract. Even where a bid protest does not result in a re-bid, the resolution can extend the time until the contract activity can begin, and delay potential earnings.

■	Our future success depends, in part, on our ability to develop new products and new technologies and maintain technologies, facilities, equipment and a qualified workforce to meet the needs of current and future customers.

Many of the markets in which we operate are characterized by rapidly changing technologies. The product, program and service needs of our customers change and evolve regularly. Our success in the competitive defense industry depends upon our ability to develop and market our products and services, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. If we fail to maintain our competitive position, we could lose a significant amount of future business to our competitors, which would have a material adverse effect on our ability to generate favorable financial results and maintain market share.

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

Approximately 3,700 of our 79,000 employees are covered by an aggregate of 19 collective bargaining agreements. We expect to re-negotiate renewals of four of our collective bargaining agreements in 2011. Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. We may experience difficulties with renewals and renegotiations of existing collective bargaining agreements. If we experience such difficulties, we could incur additional expenses and work stoppages. Any such expenses or delays could adversely affect programs served by employees who are covered by collective bargaining agreements.

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

In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received.

Certain contracts, primarily involving space satellite systems, contain provisions that entitle the customer to recover fees in the event of partial or complete failure of the system upon launch or subsequent deployment

NORTHROP GRUMMAN CORPORATION

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

Most of our contracts are firm fixed-price contracts or flexibly priced contracts. Our risk varies with the type of contract. Flexibly priced contracts include both cost-type and fixed-price incentive contracts. Due to their nature, firm fixed-price contracts inherently have more risk than flexibly priced contracts. Approximately 41 percent of our annual revenues are derived from firm fixed-price contracts. We typically enter into firm fixed-price contracts where costs can be reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. Should the terms specified in our contracts not be met, then profitability may be reduced. Fixed-price development work comprises a small portion of our firm fixed-price contracts and inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are generally reduced. In addition, successful performance of firm fixed-price development contracts that include production units is subject to our ability to control some cost growth in meeting production specifications and delivery rates. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates.

Under a fixed-price incentive contract, the allowable costs incurred by the contractor are subject to reimbursement, but are subject to a cost-share limit, which affects profitability. Under a cost-type contract, the allowable costs incurred by the contractor are also subject to reimbursement plus a fee that represents profit. We typically enter into cost-type contracts for development programs with complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases, the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise.

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

NORTHROP GRUMMAN CORPORATION

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

We have significant operations located in regions of the U.S. that may be exposed to damaging storms and other natural disasters, such as earthquakes and environmental disasters. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant. Should insurance or other risk transfer mechanisms be unavailable or insufficient to recover all costs, we could experience a material adverse effect on our financial position, results of operations, or cash flows.

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

NORTHROP GRUMMAN CORPORATION

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

■	Our international business exposes us to additional risks.

Our international business is not substantial, but is subject to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us. Changes in regulation or political environment may affect our ability to conduct business in foreign markets, including investment, procurement and repatriation of earnings.

The services and products we provide internationally, including through the use of subcontractors, are sometimes in countries with unstable governments, in areas of military conflict or at military installations. This increases the risk of an incident resulting in damage or destruction to our products or resulting in injury or loss of life to our employees, subcontractors or other third parties. We maintain insurance to mitigate risk and potential liabilities related to our international operations, but our insurance coverage may not be adequate to cover these claims and liabilities and we may be forced to bear substantial costs arising from those claims. (See additional discussion of possible inadequacy of our insurance coverage below). In addition, any accidents or incidents that occur in connection with our international operations could result in negative publicity for the company, which may adversely affect our reputation and make it more difficult for us to compete for future contracts or result in the loss of existing and future contracts. The impact of these factors is difficult to predict, but one or more of them could adversely affect our financial position, results of operations, or cash flows.

■	Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents or business partners.

We have implemented extensive compliance controls, policies and procedures to prevent misconduct by employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition and data privacy. However, we cannot ensure that we will prevent all such criminal acts committed by our employees, agents or business partners. Any improper actions could subject us to civil or criminal investigations and monetary and non-monetary penalties that could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations or cash flows.

■	Our business could be negatively impacted by security threats and other disruptions.

As a defense contractor, we face various security threats, including threats to the operation of our information technology infrastructure; threats from unlawful attempts to gain access to our proprietary or classified information; threats to the safety of our directors, officers, and employees; threats to the security of our facilities; and threats from terrorist acts. These threats could lead to losses of critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

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

■	Our nuclear-related operations subject us to various environmental, regulatory, financial and other risks.

Our nuclear-related operations subject us to various risks, including potential liabilities relating to harmful effects on the environment and human health that may result from nuclear-related operations and the storage, handling and disposal of radioactive materials. We are also subject to reputational harm and potential liabilities arising out of a nuclear incident, whether or not it is within our control. The U.S. Government and certain of our prime contractors provide indemnity protection under our contracts pursuant to or in connection with Public Law 85-804 and the Price-Anderson Nuclear Industries Indemnity Act for certain of our nuclear-related risks. If there was a nuclear incident and that indemnity protection was not available to cover our losses and liabilities, it could have a material adverse effect on our financial position, results of operations, or cash flows.

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

The size, type and complexity of our business make us highly susceptible to claims and litigation. We are and may become subject to various environmental claims, income tax matters, compliance matters and other litigation, which, if not resolved within established reserves, could have a material adverse effect on our

NORTHROP GRUMMAN CORPORATION

consolidated financial position, results of operations or cash flows. Any claims and litigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

■	We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents, trademarks, copyrights, and other forms of intellectual property. The U.S. Government has certain rights to use certain intellectual property that we develop in performance of government contracts, and it may use or authorize others to use such intellectual property. Our intellectual property is subject to challenge, invalidation, misappropriation or circumvention by third parties.

We also rely significantly upon proprietary technology, information, processes and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors and other parties, as well as through other measures. These agreements and other measures may not provide protection for our unpatented proprietary information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

NORTHROP GRUMMAN CORPORATION

■	Anticipated benefits of mergers, acquisitions, joint ventures, spin-offs or strategic alliances may not be realized.

As part of our overall strategy, we may, from time to time, merge with or acquire businesses, dispose of businesses, form joint ventures or create strategic alliances. Whether we realize the anticipated benefits from these transactions depends, in part, upon the integration between the businesses involved, the performance of the underlying products, capabilities or technologies and the management of the transacted operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets and partner performance. Although we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.

■	Market volatility and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding and expose us to risks associated with the financial viability of suppliers and the ability of counterparties to perform on financial instruments.

The financial and credit markets in 2008 and 2009 experienced high levels of volatility and disruption, reducing the availability of credit for certain issuers. Historically, we have occasionally accessed these markets to support certain business activities, including acquisitions, capital expansion projects, refinancing existing debt and issuing letters of credit. In the future, we may not be able to obtain capital market financing or bank financing when needed on favorable terms, or at all, which could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Additionally, due to government regulations, pension plan cost recoveries under our government contracts may occur in different periods from when those pension costs are accrued for financial statement purposes or when pension funding is made. Timing differences between pension costs accrued for financial statement purposes or when pension funding occurs compared to when such costs are recoverable as allowable costs under our government contracts could have a material adverse effect on our cash flow from operations. In May 2010, the U.S. Cost Accounting Standards (“CAS”) Board published a Notice of Proposed Rulemaking

NORTHROP GRUMMAN CORPORATION

(“NPRM”) that, if adopted, would provide a framework to partially harmonize the CAS rules with the Pension Protection Act of 2006 (“PPA”) funding requirements. As with the Advance Notice of Proposed Rulemaking (“ANPRM”) that was issued on September 2, 2008, the NPRM would “harmonize” by partially mitigating the mismatch between CAS costs and PPA-amended ERISA minimum funding requirements. Compared to the ANPRM, the NPRM simplifies the rules and the transition process, and results in an acceleration of allowable CAS pension costs over the next five years as compared with our current CAS pension costs. Until the final rule is published, and to the extent that the final rule does not completely eliminate mismatches between ERISA funding requirements and CAS pension costs, government contractors maintaining defined benefit pension plans will continue to experience a timing mismatch between required contributions and pension expenses recoverable under CAS. The CAS Board may issue its final rule in 2011. The final rule is expected to apply to contracts starting the year following the award of the first CAS covered contract after the effective date of the new rule. This would mean the rule would most likely apply to our contracts in 2012. We anticipate that contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.

■	Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, timing differences in the recognition of income from contracts for financial statement purposes and for income tax regulations can cause uncertainty with respect to the timing of income tax payments, which can have a significant impact on cash flow in a particular period. Furthermore, changes in applicable domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, profitability and cash flow.

Risks Relating to the Spin-Off

We face the following risks in connection with the spin-off of HII, which we completed in March 2011:

■	If all or any portion of the spin-off transaction or certain internal transactions undertaken in anticipation of the spin-off transaction are determined to be taxable for U.S. federal income tax purposes, we and our shareholders that are subject to U.S. federal income tax may incur significant U.S. federal income tax liabilities.

A letter ruling from the IRS and an opinion of counsel were obtained confirming that we and our shareholders will not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the merger, the internal reorganization or the distribution, except that our shareholders who receive cash in lieu of fractional shares will recognize gain or loss with respect to such cash. The ruling and the opinion rely on certain facts, assumptions, representations and undertakings from us and HII regarding the past and future conduct of the companies’ respective businesses and other matters.

We are not aware of any facts or circumstances that would cause any such factual statements or representations in the IRS ruling or the opinion to be incomplete or untrue or cause the facts on which the IRS ruling or the opinion is based, to be materially different from the facts at the time of the spin-off transaction. If any of the factual statements or representations in the IRS ruling or the opinion are

NORTHROP GRUMMAN CORPORATION

incomplete or untrue, or if the facts upon which the IRS ruling or the opinion is based are materially different from the facts at the time of the spin-off, we and our shareholders may not be able to rely on the IRS ruling or the opinion and could be subject to significant tax liabilities.

Even if the spin-off transaction otherwise qualifies as tax-free for U.S. federal income tax purposes, the internal reorganization and distribution may be taxable to us (but not to our shareholders) if certain events occur, including, if within two years following the spin-off there are one or more acquisitions (including issuances) of the stock of either us or HII, representing 50% or more of the then-outstanding stock of either corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution; we cease to engage in the conduct of a substantial part of our existing business; or, we or HII repurchase shares in excess of specified levels (which substantially exceed our historical repurchase activity level). If such tax were incurred, the tax liability would be substantial. HII has agreed not to undertake transactions that could reasonably be expected to trigger such tax, and we intend to avoid any such transactions.

■	The spin-off transaction may expose us to potential claims and liabilities.

In connection with the spin-off transaction, we entered into a number of agreements with HII setting forth certain rights and obligations of the parties after the separation. For example, under the Separation and Distribution Agreement, from and after the spin-off transaction, each of HII and us will be responsible for the debts, liabilities and other obligations related to the business or businesses that it owns and operates following the consummation of the spin-off. It is possible that a court would disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to HII (for example, tax and/or environmental liabilities), particularly if HII were to refuse or were unable to pay or perform the subject allocated obligations.

In addition, third parties could seek to hold us responsible for any of the liabilities or obligations for which HII has agreed to be responsible and/or to indemnify us. The indemnity rights we have under our agreements with HII may not be sufficient to protect us against such liabilities. Even if we ultimately succeed in recovering from HII any amounts for which we are held liable, we may be required to record these losses ourselves until such time as the indemnity contribution is paid. In addition, indemnities that we may be required to provide HII are not subject to any cap, may be significant, and could negatively impact our business. These risks could negatively affect our business and could have a material adverse effect our financial position, results of operations or cash flows.

■	We may be unable to achieve some or all of the benefits that we expect to achieve as a result of the spin-off transaction.

We undertook the spin-off of our Shipbuilding business because we believe that the spin-off will result in benefits to our shareholders. The anticipated benefits include greater strategic focus of investment resources and management efforts, tailored customer focus, direct and differentiated access to capital markets, enhanced investor choices and facilitating better management of our cost structure. Delays or failures in achieving some or all of these expected benefits could negatively affect our business and have a material adverse effect on our financial position results of operations or cash flows.

NORTHROP GRUMMAN CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended March 31, 2011:

				Approximate
				Dollar Value
			Total Numbers	of Shares
			of Shares	that May
			Purchased	Yet Be
			as Part	Purchased
			of Publicly	Under the
	Total Number	Average Price	Announced	Plans or
	of Shares	Paid per	Plans or	Programs
Period	Purchased(1)	Share(2)	Programs	($ in millions)
January 1 through January 31, 2011	99,069	$66.19	99,069	$1,755
February 1 through February 28, 2011	100	68.01	100	1,755
March 1 through March 31, 2011				1,755

Total	99,169	$66.19	99,169	$1,755 (1)

(1)	On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. As of March 31, 2011, the company had $1.76 billion remaining under this authorization for share repurchases. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 for action taken by the board of directors in April 2011 to increase this authorization.

(2)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

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

Item 5.  Other Information

In anticipation of the spin-off of HII, we completed a holding company reorganization on March 30, 2011 to create a new holding company named Northrop Grumman Corporation. In connection with the spin-off of HII, we entered into supplemental indentures to each of our outstanding indentures to substitute the new Northrop Grumman Corporation for the former Northrop Grumman Corporation. These supplemental indentures are filed as Exhibits 4.1 to 4.10 to this Form 10-Q.

Item 6.  Exhibits

2.1	Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 29, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 29, 2011 and filed April 4, 2011)
2.2	Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc., and Northrop Grumman Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 29, 2011 and filed April 4, 2011)

NORTHROP GRUMMAN CORPORATION

*3	.1	Restated Certificate of Incorporation of Northrop Grumman Corporation
3.2		Certificate of Amendment of Restated Certificate of Incorporation of Northrop Grumman Corporation (formerly New P., Inc.), dated March 30, 2011 (incorporated by reference to Exhibit 3.1 to Form 8-K dated March 29, 2011 and filed April 4, 2011)
*3	.3	Restated Bylaws of Northrop Grumman Corporation (formerly New P, Inc.)
*4	.1	First Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation, The Bank of New York Mellon (successor trustee to JPMorgan Chase Bank and The Chase Manhattan Bank, N.A.), Titan II, Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Indenture dated as of October 15, 1994, between Northrop Grumman Corporation (now Northrop Grumman Systems Corporation) and The Chase Manhattan Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 20, 1994 and filed October 25, 1994)
*4	.2	Second Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation, The Bank of New York Mellon (successor trustee to JPMorgan Chase Bank and The Chase Manhattan Bank, N.A.), Titan Holdings II, L.P., and Northrop Grumman Corporation (formerly known as New P, Inc.), to Indenture dated as of October 15, 1994, between Northrop Grumman Corporation (now Northrop Grumman Systems Corporation) and The Chase Manhattan Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 20, 1994 and filed October 25, 1994)
*4	.3	Third Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation (successor-in-interest to Litton Industries, Inc.), The Bank of New York Mellon (formerly known as The Bank of New York) as trustee, Titan II, Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Indenture dated April 13, 1998, between Litton Industries, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1998, filed June 15, 1998)
*4	.4	Fourth Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation (successor-in-interest to Litton Industries, Inc.), The Bank of New York Mellon (formerly known as The Bank of New York) as trustee, Titan Holdings II, L.P., and Northrop Grumman Corporation (formerly known as New P., Inc.), to Indenture dated April 13, 1998, between Litton Industries, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1998, filed June 15, 1998)
*4	.5	Third Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation (successor-in-interest to Litton Industries, Inc.), The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, Titan II, Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Senior Indenture dated December 15, 1991, among Litton Industries, Inc., Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1996, filed June 11, 1996)
*4	.6	Fourth Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation (successor-in-interest to Litton Industries, Inc.), The Bank of New York Mellon (formerly known as The Bank of New York) as trustee, Titan Holdings II, L.P., and Northrop Grumman Corporation (formerly known as New P, Inc.), to Senior Indenture dated December 15, 1991, among Litton Industries, Inc., Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1996, filed June 11, 1996)

NORTHROP GRUMMAN CORPORATION

*4	.7	Tenth Supplemental Indenture dated as of March 30, 2011, by and among Northrop Grumman Systems Corporation (successor-in-interest to Northrop Grumman Space & Mission Systems Corp. and TRW, Inc.), The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank and to Mellon Bank, N.A., Titan II Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Indenture between TRW Inc. and Mellon Bank, N.A., as trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 2 to the Form 8-A Registration Statement of TRW Inc. dated July 3, 1986)
*4	.8	Eleventh Supplemental Indenture dated as of March 30, 2011, by and among Northrop Grumman Systems Corporation (successor-in-interest to Northrop Grumman Space & Mission Systems Corp. and TRW Inc.), The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank and to Mellon Bank, N.A., Titan Holdings II, L.P., and Northrop Grumman Corporation (formerly known as New P, Inc.) to Indenture between TRW Inc. and Mellon Bank, N.A., as trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 2 to the Form 8-A Registration Statement of TRW Inc. dated July 3, 1986)
*4	.9	Third Supplemental Indenture dated as of March 30, 2011, by and among Titan II, Inc. (formerly known as Northrop Grumman Corporation), The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, and Titan Holdings II, L.P., to Indenture dated as of November 21, 2001 between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated and filed November 21, 2001)
*4	.10	Fourth Supplemental Indenture dated as of March 30, 2011, by and among Titan Holdings II, L.P., The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, and Northrop Grumman Corporation (formerly known as New P., Inc.), to Indenture dated as of November 21, 2001 between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated and filed November 21, 2001)
+10	.1	Form of Agreement for 2011 Stock Options granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit 10.1 of Form 8-K dated February 15, 2011 and filed February 22, 2011)
+10	.2	Form of Agreement for 2011 Restricted Performance Stock Rights granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit 10.2 of Form 8-K dated February 15, 2011 and filed February 22, 2011)
+10	.3	Form of Agreement for 2011 Restricted Stock Rights granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit 10.3 of Form 8-K dated February 15, 2011 and filed February 22, 2011)
+10	.4	Terms and Conditions Applicable to Special 2011 Restricted Stock Rights granted to Gary W. Ervin under the Northrop Grumman 2001 Long-Term Incentive Stock Plan, (As amended through December 19, 2007) (incorporated by reference to Exhibit 10.4 of Form 8-K dated February 15, 2011 and filed February 22, 2011)
+10	.5	Appendix I to the Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2009): Officers Supplemental Executive Retirement Program II (Amended and Restated Effective as of January 1, 2011) (incorporated by reference to Exhibit 10(i)(v) to Form 10-K for the year ended December 31, 2010, filed February 9, 2011)
+10	.6	Northrop Grumman Electronic Systems Executive Pension Plan (Amended and Restated Effective as of January 1, 2011) (incorporated by reference to Exhibit 10(l) to Form 10-K for the year ended December 31, 2010, filed February 9, 2011)
+10	.7	Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2011) (incorporated by reference to Exhibit 10(u) to Form 10-K for the year ended December 31, 2010, filed February 9, 2011)
+10	.8	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2011) (incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 2010, filed February 9, 2011)

NORTHROP GRUMMAN CORPORATION

+10	.9	Compensatory Arrangements of Certain Officers (Named Executive Officers) for 2010 (incorporated by reference to Item 5.02(e) of Form 8-K dated February 15, 2011 and filed February 22, 2011)
*12(a)		Computation of Ratio of Earnings to Fixed Charges
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-15(e)/15d-15(e) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101		Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement
*	Filed with this Report
**	Furnished with this Report

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

Date: April 26, 2011