Form 10-Q
period 2011-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2011-07-27
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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

As of July 25, 2011, 278,056,684 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions, except per share amounts	2011	2010	2011	2010
Sales and Service Revenues
Product sales	$3,709	$4,167	$7,572	$8,191
Service revenues	2,851	3,088	5,722	5,978

Total sales and service revenues	6,560	7,255	13,294	14,169

Cost of Sales and Service Revenues
Cost of product sales	2,662	3,078	5,504	6,068
Cost of service revenues	2,501	2,806	5,014	5,427
General and administrative expenses	556	621	1,124	1,245

Operating income	841	750	1,652	1,429
Other (expense) income
Interest expense	(53)	(65)	(111)	(142)
Other, net		(10)	5	(3)

Earnings from continuing operations before income taxes	788	675	1,546	1,284
Federal and foreign income tax expense (benefit)	268	(65)	530	134

Earnings from continuing operations	520	740	1,016	1,150
(Loss) Earnings from discontinued operations, net of tax		(29)	34	30

Net earnings	$520	$711	$1,050	$1,180

Basic Earnings Per Share
Continuing operations	$1.84	$2.47	$3.54	$3.82
Discontinued operations		(.10)	.12	.10

Basic earnings per share	$1.84	$2.37	$3.66	$3.92

Weighted-average common shares outstanding, in millions	282.6	299.6	287.2	301.1

Diluted Earnings Per Share
Continuing operations	$1.81	$2.44	$3.48	$3.77
Discontinued operations		(.10)	.11	.10

Diluted earnings per share	$1.81	$2.34	$3.59	$3.87

Weighted-average diluted shares outstanding, in millions	287.2	303.8	292.2	305.0

Net earnings (from above)	$520	$711	$1,050	$1,180
Other comprehensive income
Change in cumulative translation adjustment		(24)	27	(52)
Change in unrealized gain on marketable securities and cash flow hedges, net of tax			(2)
Change in unamortized benefit plan costs, net of tax	14	39	35	79

Other comprehensive income, net of tax	14	15	60	27

Comprehensive income	$534	$726	$1,110	$1,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	June 30,	December 31,
$ in millions	2011	2010
Assets
Cash and cash equivalents	$2,810	$3,701
Accounts receivable, net of progress payments	3,474	3,329
Inventoried costs, net of progress payments	902	896
Current deferred tax assets	465	419
Prepaid expenses and other current assets	163	244
Assets of discontinued operations		5,212

Total current assets	7,814	13,801
Property, plant, and equipment, net of accumulated depreciation of $3,864 in 2011 and $3,712 in 2010	3,028	3,045
Goodwill	12,376	12,376
Other purchased intangibles, net of accumulated amortization of $1,631 in 2011 and $1,613 in 2010	174	192
Pension and post-retirement plan assets	344	320
Non-current deferred tax assets	555	721
Miscellaneous other assets	1,086	1,076

Total assets	$25,377	$31,531

Liabilities
Notes payable to banks	$19	$10
Current portion of long-term debt	23	774
Trade accounts payable	1,259	1,573
Accrued employees’ compensation	1,062	1,146
Advance payments and billings in excess of costs incurred	1,820	1,969
Other current liabilities	1,612	1,763
Liabilities of discontinued operations		2,792

Total current liabilities	5,795	10,027
Long-term debt, net of current portion	3,937	3,940
Pension and post-retirement plan liabilities	2,597	3,089
Other long-term liabilities	899	918

Total liabilities	13,228	17,974

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2011—277,981,571; 2010—290,956,752	278	291
Paid-in capital	5,026	7,778
Retained earnings	9,018	8,245
Accumulated other comprehensive loss	(2,173)	(2,757)

Total shareholders’ equity	12,149	13,557

Total liabilities and shareholders’ equity	$25,377	$31,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
$ in millions	2011	2010
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$1,975	$1,976
Collections on billings	11,028	11,653
Other cash receipts	80	3

Total sources of cash—continuing operations	13,083	13,632

Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	(11,692)	(12,374)
Pension contributions	(550)	(363)
Interest paid, net of interest received	(119)	(138)
Income taxes paid, net of refunds received	(613)	(632)
Excess tax benefits from stock-based compensation	(21)	(10)
Other cash payments	(10)	(15)

Total uses of cash—continuing operations	(13,005)	(13,532)

Cash provided by continuing operations	78	100
Cash used in discontinued operations	(232)	(12)

Net cash (used in) provided by operating activities	(154)	88

Investing Activities
Continuing Operations
Contribution received from the spin-off of Shipbuilding business	1,429
Additions to property, plant, and equipment	(216)	(178)
Decrease in restricted cash	31	5
Proceeds from sale of business, net of cash divested		13
Other investing activities, net	9	1

Cash provided by (used in) investing activities by continuing operations	1,253	(159)
Cash used in investing activities by discontinued operations	(63)	(59)

Net cash provided by (used in) investing activities	1,190	(218)

Financing Activities
Common stock repurchases	(1,013)	(855)
Payments of long-term debt	(750)	(90)
Dividends paid	(277)	(270)
Proceeds from exercises of stock options and issuances of common stock	86	103
Excess tax benefits from stock-based compensation	21	10
Other financing activities, net	6	1

Net cash used in financing activities	(1,927)	(1,101)

Decrease in cash and cash equivalents	(891)	(1,231)
Cash and cash equivalents, beginning of period	3,701	3,275

Cash and cash equivalents, end of period	$2,810	$2,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Six Months Ended
	June 30
$ in millions	2011	2010
Reconciliation of Net Earnings to Net Cash (Used in) Provided by Operating Activities
Net earnings	$1,050	$1,180
Net earnings from discontinued operations	(34)	(30)
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	218	202
Amortization of assets	37	57
Stock-based compensation	66	69
Excess tax benefits from stock-based compensation	(21)	(10)
(Increase) decrease in
Accounts receivable, net	(164)	(589)
Inventoried costs, net	6	(23)
Prepaid expenses and other current assets	5	(5)
Increase (decrease) in
Accounts payable and accruals	(757)	(546)
Deferred income taxes	79	22
Income taxes payable	9	(71)
Retiree benefits	(440)	(135)
Other, net	24	(21)

Cash provided by continuing operations	78	100
Cash used in discontinued operations	(232)	(12)

Net cash (used in) provided by operating activities	$(154)	$88

Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$24	$20
Capital expenditures accrued in liabilities from discontinued operations		27

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended
	June 30
$ in millions, except per share amounts	2011	2010
Common Stock
At beginning of period	$291	$307
Common stock repurchased	(16)	(15)
Employee stock awards and options	3	3

At end of period	278	295

Paid-in Capital
At beginning of period	7,778	8,657
Common stock repurchased	(991)	(861)
Employee stock awards and options	131	153
Spin-off of Shipbuilding business	(1,892)

At end of period	5,026	7,949

Retained Earnings
At beginning of period	8,245	6,737
Net earnings	1,050	1,180
Dividends declared	(277)	(271)

At end of period	9,018	7,646

Accumulated Other Comprehensive Loss
At beginning of period	(2,757)	(3,014)
Other comprehensive income, net of tax	60	27
Spin-off of Shipbuilding business	524

At end of period	(2,173)	(2,987)

Total shareholders’ equity	$12,149	$12,903

Cash dividends declared per share	$.97	$.90

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and its subsidiaries (Northrop Grumman or the company). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the rules of the Securities and Exchange Commission (SEC). These statements include all adjustments of normal recurring nature considered necessary by management for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the audited consolidated financial statements, including the notes thereto, contained in the Form 8-K filed on June 17, 2011, which recast certain portions of the Form 10-K to reflect the spin-off of the Shipbuilding business as discontinued operations, as discussed below.

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

Spin-off of Shipbuilding Business – Effective as of March 31, 2011, the company completed the spin-off to its shareholders of Huntington Ingalls Industries (HII). HII will operate the business that was previously the Shipbuilding segment (Shipbuilding) of the company prior to the spin-off. The spin-off was the culmination of the company’s decision to explore strategic alternatives for Shipbuilding as it was determined to be in the best interests of shareholders, customers, and employees by allowing both the company and Shipbuilding to pursue more effectively their respective opportunities to maximize value. As a result of the spin-off, assets, liabilities and results of operations for the former Shipbuilding segment have been reclassified as discontinued operations for all periods presented. See Note 5 for further information.

Accounting Estimates – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation thereof requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
$ in millions	2011	2010
Cumulative translation adjustment	$27
Net unrealized gain on marketable securities and cash flow hedges, net of tax expense of $2 as of June 30, 2011, and $3 as of December 31, 2010	3	$5
Unamortized benefit plan costs, net of tax benefit of $1,425 as of June 30, 2011, and $1,801 as of December 31, 2010	(2,203)	(2,762)

Total accumulated other comprehensive loss	$(2,173)	$(2,757)

NORTHROP GRUMMAN CORPORATION

The changes in the unamortized benefit plan costs, net of tax, were $35 million and $79 million for the six months ended June 30, 2011 and 2010, respectively, and are included in other comprehensive income in the condensed consolidated statements of operations. As a result of the spin-off of Shipbuilding, the company reduced accumulated other comprehensive loss by $524 million as of March 31, 2011, for the after-tax unamortized benefit plan costs related to Shipbuilding.

Unamortized benefit plan costs consist primarily of net after-tax actuarial loss amounts totaling $2,186 million and $2,771 million as of June 30, 2011, and December 31, 2010, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions. Net actuarial gains or losses are amortized to expense when they exceed ten percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over ten years, which represents the approximate average future service period of employees.

2.	ACCOUNTING STANDARDS UPDATES

Accounting standards updates not effective until after June 30, 2011, are not expected to have a material effect on the company’s consolidated financial position, results of operations or related disclosures.

3.	DIVIDENDS ON COMMON STOCK

Dividends on Common Stock – In April 2011, the company’s board of directors approved an increase to the quarterly common stock dividend from $0.47 per share to $0.50 per share, for shareholders of record as of May 31, 2011.

In May 2010, the company’s board of directors approved an increase to the quarterly common stock dividend from $0.43 per share to $0.47 per share, for shareholders of record as of June 1, 2010.

4.	EARNINGS PER SHARE

Basic Earnings Per Share – Basic earnings per share amounts from both continuing and discontinued operations are calculated by dividing the respective earnings by the weighted-average number of shares of common stock outstanding during each period.

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.6 million shares and 5.0 million shares for the three and six months ended June 30, 2011. The dilutive effect of these securities totaled 4.2 million shares and 3.9 million shares for the three and six months ended June 30, 2010. The weighted-average diluted shares outstanding for the three and six months ended June 30, 2011, exclude anti-dilutive stock options to purchase approximately 2.0 million and 2.8 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the period. The weighted-average diluted shares outstanding for the three and six months ended June 30, 2010, exclude anti-dilutive stock options to purchase approximately 2.6 million shares.

Share Repurchases – The table below summarizes the company’s share repurchases during the periods:

					Shares Repurchased
					(in millions)
	Amount		Total		Six Months Ended
Repurchase Program	Authorized	Average Price	Shares Retired		June 30
Authorization Date	(in millions)	Per Share(2)	(in millions)	Date Completed	2011	2010
December 19, 2007	$3,600	$59.82	60.2	August 2010		14.8
June 16, 2010(1)	4,245	63.33	19.7		15.7

					15.7	14.8

NORTHROP GRUMMAN CORPORATION

(1)	On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. On April 25, 2011, the company’s board of directors authorized an increase to the remaining share repurchase authorization to $4.0 billion, an increase of approximately $2.2 billion. As of June 30, 2011, the company had $3.0 billion remaining under this authorization for share repurchases.

(2)	Includes commissions paid and calculated as the average price paid per share under the respective repurchase program.

Under the outstanding share repurchase authorization, the company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) on May 2, 2011, to repurchase approximately 15.6 million shares of common stock at an initial price of $64.17 per share for a total of $1.0 billion. Under this agreement, Goldman Sachs immediately borrowed shares that were sold to and canceled by the company. Subsequently, Goldman Sachs began purchasing shares in the open market to settle its share borrowings. The cost of the company’s initial share repurchase is subject to adjustment based upon the actual cost of the shares subsequently purchased by Goldman Sachs. The price adjustment can be settled, at the company’s option, in cash or in shares of common stock.

As of June 30, 2011, Goldman Sachs had purchased 7.9 million shares, or 51 percent, of the shares under the agreement. Northrop Grumman’s average purchase price for these shares, per the agreement, is $65.02 net of commissions and other fees. Assuming Goldman Sachs purchases the remaining shares at a price per share equal to the average purchase price of $65.02 per share, the company would be required to pay approximately $20 million or deliver approximately 286,000 shares of common stock to Goldman Sachs to complete the transaction. The settlement amount may increase or decrease depending upon the average price paid for the shares under the program. Settlement is expected to occur in the third quarter of 2011, depending upon the timing and pace of the purchases, and would result in an adjustment to shareholders’ equity.

5.	BUSINESS DISPOSITIONS

Spin-off of Shipbuilding Business – Effective March 31, 2011, the company completed the spin-off to its shareholders of its Shipbuilding business (HII). The company made a pro rata distribution to its shareholders of one share of HII common stock for every six shares of the company’s common stock held on the record date of March 30, 2011, or 48.8 million shares of HII common stock. There was no gain or loss recognized by the company as a result of the spin-off transaction. In connection with the spin-off, HII issued $1,200 million in senior notes and entered into a credit facility with third-party lenders that includes a $650 million revolver and a $575 million term loan. HII used a portion of the proceeds of the debt and credit facility to fund a $1,429 million cash contribution to the company.

Prior to the completion of the spin-off, the company and HII entered into a Separation and Distribution Agreement dated March 29, 2011, and several other agreements that will govern the post-separation relationship. These agreements generally provide that each party will be responsible for its respective assets, liabilities and obligations following the spin-off, including employee benefits, intellectual property, information technology, insurance, and tax-related assets and liabilities. The agreements also describe the company’s future commitments to provide HII with certain transition services for up to one year following the spin-off and the costs incurred for such services that will be reimbursed by HII. This transitional support will enable HII to establish its stand alone processes to assume full responsibility for various activities that were previously provided by the company and do not constitute significant continuing support of HII’s operations.

In connection with the spin-off, the company incurred $27 million and $11 million of non-deductible transaction costs for the six months ended June 30, 2011 and 2010, respectively, which have been included in discontinued operations. The company has incurred total transaction costs in connection with the spin-off of approximately $59 million.

NORTHROP GRUMMAN CORPORATION

National Security Technologies Deconsolidation – Effective January 1, 2011, the company reduced its participation in the National Security Technologies joint venture (NSTec). As a result of the reduced participation in the joint venture, the company no longer consolidates NSTec’s results in the company’s condensed consolidated financial statements. NSTec’s sales that were included in the company’s consolidated sales and service revenues for the six months ended June 30, 2010 were $288 million.

Sale of Advisory Services Division – In December 2009, the company sold its Advisory Services Division (ASD) for $1.65 billion in cash to an investor group led by General Atlantic, LLC and affiliates of Kohlberg Kravis Roberts & Co. L.P. and recognized a gain of $15 million, net of taxes. During the six months ended June 30, 2010, an additional $7 million gain, net of taxes, was recorded to reflect the purchase price adjustment called for under the sale agreement. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other Northrop Grumman businesses also in the Information Systems segment that provide systems engineering technical assistance and other analysis and advisory services.

Discontinued Operations – Earnings for the Shipbuilding business and gains from previous divestitures, reported as discontinued operations, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2011	2010	2011	2010
Sales and service revenues	$	$1,596	$1,646	$3,314

Earnings (loss) from discontinued operations		(37)	59	46
Income tax benefit (expense)		8	(26)	(23)

Earnings (loss), net of tax		(29)	33	23
Gain on divestiture			2	11
Income tax expense			(1)	(4)

Gain on divestitures, net of tax			1	7

Earnings (loss) from discontinued operations, net of tax	$	$(29)	$34	$30

NORTHROP GRUMMAN CORPORATION

The major classes of assets and liabilities included in discontinued operations for the Shipbuilding business are presented in the following table:

December 31,
$ in millions	2010
Assets
Current assets	$1,315
Property, plant, and equipment, net	1,997
Goodwill	1,141
Other assets	759

Total assets of discontinued operations	$5,212

Liabilities
Trade accounts payable	$274
Other current liabilities	955

Current liabilities	1,229
Long-term liabilities	1,563

Total liabilities of discontinued operations	$2,792

6.	SEGMENT INFORMATION

The company is aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services.

The following table presents segment sales and service revenues for the three and six months ended June 30, 2011, and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2011	2010	2011	2010
Sales and service revenues
Aerospace Systems	$2,592	$2,842	$5,328	$5,538
Electronic Systems	1,791	1,984	3,599	3,866
Information Systems	2,031	2,123	4,056	4,187
Technical Services	656	801	1,344	1,564
Intersegment eliminations	(510)	(495)	(1,033)	(986)

Total sales and service revenues	$6,560	$7,255	$13,294	$14,169

NORTHROP GRUMMAN CORPORATION

The following table presents segment operating income reconciled to total operating income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in millions	2011	2010	2011	2010
Operating income
Aerospace Systems	$331	$335	$632	$631
Electronic Systems	284	264	521	490
Information Systems	189	205	383	388
Technical Services	51	52	105	101
Intersegment eliminations	(71)	(65)	(136)	(113)

Total segment operating income	784	791	1,505	1,497
Non-segment factors affecting operating income
Unallocated corporate expenses	(38)	(40)	(48)	(65)
Net pension adjustment	99	1	202	3
Royalty income adjustment	(4)	(2)	(7)	(6)

Total operating income	$841	$750	$1,652	$1,429

Unallocated Corporate Expenses – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable United States (U.S.) Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments. Such costs consist of management and administration, legal, environmental, certain compensation costs, retiree benefits, and other expenses.

Net Pension Adjustment – The net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. The increase in net pension adjustment for the three and six months ended June 30, 2011, as compared to the same periods in 2010, is primarily due to improved return on plan assets in 2010.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

7.	INCOME TAXES

The company’s effective tax rates on income from continuing operations were 34.0 percent and 34.3 percent for the three and six months ended June 30, 2011, compared to (9.6) percent and 10.4 percent for the three and six months ended June 30, 2010. In the second quarter of 2010, the company received final approval from the Internal Revenue Service (IRS) and the U.S. Congressional Joint Committee on Taxation of the IRS’ examination of the company’s tax returns for the years 2004 through 2006. As a result of the settlement, the company recognized net tax benefits of approximately $298 million (of which $66 million was in cash), which were recorded as a reduction to the company’s provision for income taxes. In connection with the settlement, the company also reduced its liability for uncertain tax positions, including previously accrued interest, by $311 million. The company’s effective tax rates for the three and six months ended June 30, 2010, differ from the statutory federal rate primarily due to manufacturing deductions, research and development credits, and the tax settlement with the IRS.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The IRS is currently conducting an examination of the company’s tax returns for the years

NORTHROP GRUMMAN CORPORATION

2007 through 2009. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill
The carrying amounts of goodwill at both June 30, 2011, and December 31, 2010, were as follows:

	Aerospace	Electronic	Information	Technical
$ in millions	Systems	Systems	Systems	Services	Total
Goodwill	$3,801	$2,402	$5,248	$925	$12,376

Accumulated goodwill impairment losses at June 30, 2011, and December 31, 2010, totaled $570 million at the Aerospace Systems segment.

Purchased Intangible Assets
The table below summarizes the company’s aggregate purchased intangible assets:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$1,705	$(1,548)	$157	$1,705	$(1,531)	$174
Other purchased intangibles	100	(83)	17	100	(82)	18

Total	$1,805	$(1,631)	$174	$1,805	$(1,613)	$192

The company’s purchased intangible assets are subject to amortization and have been amortized on a straight-line basis over an original aggregate weighted-average period of 18 years. Aggregate amortization expense for the three and six months ended June 30, 2011, was $9 million and $18 million, respectively. Aggregate amortization expense for the three and six months ended June 30, 2010, was $18 million and $36 million, respectively.

The table below shows expected amortization for purchased intangibles for the remainder of 2011 and for the next five years:

$ in millions
Year ending December 31
2011 (July 1—December 31)	$19
2012	36
2013	29
2014	16
2015	15
2016	11

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Marketable Securities – The company holds a portfolio of marketable securities, primarily consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value, substantially all of which are based upon quoted market prices for identical instruments in active markets (Level 1 inputs). In June 2011, the company sold marketable securities classified as trading securities for $69 million, resulting in a $3 million realized gain on the sale of securities. As

NORTHROP GRUMMAN CORPORATION

of June 30, 2011, and December 31, 2010, there were marketable equity securities of $2 million and $68 million, respectively, included in prepaid expenses and other current assets and there were marketable equity securities of $242 million and $262 million, respectively, included in miscellaneous other assets in the condensed consolidated statements of financial position.

Derivative Financial Instruments and Hedging Activities – The company utilizes derivative financial instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. The company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Foreign currency forward contracts are used to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies.

Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value, substantially all of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable (Level 2 inputs). Where model-derived valuations are appropriate, the company utilizes the income approach to determine fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rate as the discount rate. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are recorded in earnings from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as effective cash flow hedges are recorded in other comprehensive income. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

For derivative financial instruments not designated as hedging instruments, as well as the ineffective portion of cash flow hedges, the gains or losses resulting from changes in the fair value are reported in Other, net in the condensed consolidated statements of operations. Unrealized gains or losses on the effective cash flow hedges are reclassified from other comprehensive income to earnings from continuing operations upon the settlement of the underlying transactions.

As of June 30, 2011, there were no outstanding interest rate swaps. Foreign currency purchase and sale forward contract agreements with notional values of $44 million and $124 million, respectively, were designated for hedge accounting treatment. The remaining notional values outstanding at June 30, 2011, under foreign currency purchase and sale forward contracts of $7 million and $93 million, respectively, were not designated for hedge accounting treatment.

As of December 31, 2010, an interest rate swap with a notional value of $200 million and foreign currency purchase and sale forward contract agreements with notional values of $40 million and $86 million, respectively, were designated for hedge accounting treatment. The remaining notional values outstanding at December 31, 2010, under foreign currency purchase and sale forward contracts of $8 million and $75 million, respectively, were not designated for hedge accounting treatment.

The derivative fair values and related unrealized gains and losses at June 30, 2011, and December 31, 2010, were not material.

There were no material transfers of financial instruments between the three levels of fair value hierarchy during the six months ended June 30, 2011, and the year ended December 31, 2010.

Cash Surrender Value of Life Insurance Policies – The company maintains whole life insurance policies on a group of executives, which are recorded at their cash surrender value as determined by the insurance carrier. Additionally, the company has split-dollar life insurance policies on former officers and executives from acquired businesses, which are recorded at the lesser of their cash surrender value or premiums paid. The policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of June 30, 2011, and December 31, 2010, the carrying values associated with these policies were $263 million and $257 million, respectively, which were included in miscellaneous other assets in the condensed consolidated statements of financial position.

NORTHROP GRUMMAN CORPORATION

Long-Term Debt – As of June 30, 2011, and December 31, 2010, the carrying values of long-term debt were $4.0 billion and $4.7 billion, respectively, and the related estimated fair values were $4.4 billion and $5.1 billion, respectively. The fair value of long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. In February 2011, the company repaid notes with a face value of $750 million and an interest rate of 7.125% upon their maturity.

The carrying amounts of all other financial instruments not discussed above approximate fair value due to their short-term nature.

10.	INVESTIGATIONS, CLAIMS AND LITIGATION

Spin-Off of Shipbuilding Business – As provided in the Separation and Distribution Agreement with HII described in Note 5, HII generally has responsibility for investigations, claims and litigation matters related to the Shipbuilding business. The company has therefore excluded from this report certain previously disclosed Shipbuilding-related investigations, claims and litigation matters that are the responsibility of HII. The company does not believe these HII matters are likely to have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

U.S. Government Investigations and Claims – Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments, compensatory or treble damages or non-monetary relief. U.S. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or a division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts and authorizations.

In August 2008, the company disclosed to the Antitrust Division of the Department of Justice possible violations of federal antitrust laws in connection with the bidding process for certain maintenance contracts at a military installation in California. In February 2009, the company and the Department of Justice signed an agreement admitting the company into the Corporate Leniency Program. As a result of the company’s acceptance into the program, the company will be exempt from federal criminal prosecution and criminal fines relating to the matters the company reported to the Department of Justice if the company complies with certain conditions, including its continued cooperation with the U.S. Government’s investigation and its agreement to make restitution if the government was harmed by any such violations. In July 2011, the Department of Justice informed the company that the Department had closed its criminal investigation without further action. Based upon the information available to the company to date, the company does not believe that the outcome of this matter is likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Litigation – Various claims and legal proceedings arise in the ordinary course of business and are pending against the company.

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial is scheduled to begin on February 10, 2012.

On March 27, 2007, the U.S. District Court for the Central District of California consolidated two Employee Retirement Income Security Act (ERISA) lawsuits that had been separately filed on September 28, 2006, and January 3, 2007, into In Re Northrop Grumman Corporation ERISA Litigation. The plaintiffs filed a

NORTHROP GRUMMAN CORPORATION

consolidated Amended Complaint on September 15, 2010, alleging breaches of fiduciary duties by the Administrative Committees and the Investment Committees (as well as certain individuals who served on or supported those Committees) for two 401(k) Plans sponsored by Northrop Grumman Corporation. The company itself is not a defendant in the lawsuit. The plaintiffs claim that these alleged breaches of fiduciary duties caused the Plans to incur excessive administrative and investment fees and expenses to the detriment of the Plans’ participants. On August 6, 2007, the District Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the District Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On September 8, 2009, the Ninth Circuit vacated the Order denying class certification and remanded the issue to the District Court for further consideration. As required by the Ninth Circuit’s Order, the case was also reassigned to a different judge. By order dated March 29, 2011, the District Court granted the plaintiffs’ motion for class certification. The District Court held a hearing on May 16, 2011 on various cross motions for summary judgment. The supplemental briefing requested by the District Court has been filed and the motions stand submitted. No trial date has been set. Based upon the information available to the company to date, the company believes that it has substantive defenses to any potential claims but can give no assurance that the company will prevail in this litigation.

On June 22, 2007, a putative class action was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al., in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer-funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008, the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the employer-funded component of the pension benefit. After the remand, the plaintiffs filed a motion to certify a class. The parties also filed cross-motions for summary judgment. On January 26, 2010, the District Court granted summary judgment in favor of the Plan and denied plaintiffs’ motion for summary judgment. The District Court also denied plaintiffs’ motion for class certification and struck the trial date of March 23, 2010, as unnecessary given the District Court’s grant of summary judgment for the Plan. Plaintiffs appealed the District Court’s order to the Ninth Circuit.

Based upon the information available to the company to date, the company does not believe that the resolution of any of the specific litigation matters listed above is likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

In addition to the matters discussed above, the company is a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to the company, the company does not believe at this time that any of such additional matters will individually, or in the aggregate, have a material adverse effect on its financial position, results of operations or cash flows.

11.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2011, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

NORTHROP GRUMMAN CORPORATION

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees performance obligations of its subsidiaries under certain contracts. In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangements and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangements. At June 30, 2011, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters – The estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. These accruals do not include any litigation costs or potential liabilities to third parties related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that the range of reasonably possible future costs for environmental remediation sites is $299 million to $730 million. As of June 30, 2011, amounts accrued for probable environmental remediation costs are $328 million, of which $120 million is accrued in other current liabilities and $208 million is accrued in other long-term liabilities in the condensed consolidated statements of financial position. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs (current portion) and miscellaneous other assets (non-current portion) in the condensed consolidated statements of financial position. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain contracts. At June 30, 2011, there were $152 million of stand-by letters of credit, $197 million of bank guarantees, and $140 million of surety bonds outstanding.

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

U.S. Government Cost Claims – From time to time, the company is advised of claims and penalties concerning certain potential disallowed costs. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a

NORTHROP GRUMMAN CORPORATION

quarterly basis for sufficiency based on the most recent information available. The company believes that the outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations, for the three and six months ended June 30, 2011, was $110 million and $215 million, respectively, and was $118 million and $236 million for the three and six months ended June 30, 2010, respectively. These amounts are net of immaterial amounts of sublease rental income.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

Spin-off of Shipbuilding Business – Under the Separation and Distribution Agreement with HII described in Note 5, from and after the spin-off transaction, HII assumed responsibility for certain commitments and contingencies related to the Shipbuilding business and agreed to indemnify the company for losses related to these commitments and contingencies. The company has therefore excluded from this report previously disclosed Shipbuilding-related commitments and contingencies now assumed by HII.

A subsidiary of the company has guaranteed HII’s outstanding $84 million Economic Development Revenue Bonds (Ingalls Shipbuilding, Inc. Project), Taxable Series 1999A. The immaterial fair value of this guarantee was recorded in other long-term liabilities. In addition, HII has assumed the responsibility for the payment and performance of all outstanding indebtedness, obligations and liabilities of the company under this guarantee, and has agreed to indemnify the company against all liabilities that may be incurred in connection with this guarantee.

12.	RETIREMENT BENEFITS

The cost of the company’s pension plans and post-retirement medical and life benefits plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefits		Benefits		Life Benefits
$ in millions	2011	2010	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$130	$133	$8	$8	$260	$266	$16	$16
Interest cost	305	304	29	30	610	608	58	60
Expected return on plan assets	(423)	(380)	(16)	(14)	(846)	(760)	(32)	(28)
Amortization of:
Prior service cost (credit)	6	9	(13)	(13)	12	18	(26)	(26)
Net loss from previous years	41	51	3	5	82	102	6	10

Net periodic benefit cost	$59	$117	$11	$16	$118	$234	$22	$32

Defined contribution plans cost	$76	$86			$161	$166

Employer Contributions – The company’s required minimum funding in 2011 for its pension plans and its medical and life benefit plans are approximately $59 million and $124 million, respectively. For the six months ended June 30, 2011, contributions of $550 million have been made to the company’s pension plans, including voluntary pension contribution totaling $500 million, and $40 million have been made to the company’s post-retirement medical and life benefit plans.

NORTHROP GRUMMAN CORPORATION

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

Spin-off of Shipbuilding Business – As a result of the previously mentioned spin-off of HII discussed in Note 5, the company transferred certain pension and other post-retirement benefit plans related exclusively to Shipbuilding employees and the Shipbuilding portion of Northrop Grumman pension and other post-retirement benefit plans that included Shipbuilding employees. A re-measurement of plan assets and liabilities was performed for those plans that included both Shipbuilding and Northrop Grumman employees as of March 31, 2011, the effective date of the spin-off. The effect of this re-measurement on the company’s consolidated financial position, results of operations and cash flows was not material.

13.	STOCK COMPENSATION PLANS

On May 18, 2011, the shareholders of the company approved the company’s 2011 Long Term Incentive Stock Plan (2011 Plan), which replaced the expired 2001 Long-Term Incentive Stock Plan (2001 Plan). At June 30, 2011, Northrop Grumman had stock-based compensation awards outstanding under the 2001 Plan, which is applicable to employees, as well as under the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee Directors, as amended (Directors Plans). At June 30, 2011, no stock-based compensation awards had yet been issued under the new 2011 Plan. Each of these plans was approved by the company’s shareholders. In addition, as a result of prior acquisitions there are other stock-based compensation awards outstanding. Share-based awards authorized under these employee plans include stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance shares and similar rights to purchase or acquire shares.

Under the 2011 Plan, the company is authorized to issue or transfer shares of common stock pursuant to any of the types of awards mentioned above. At June 30, 2011, the aggregate number of shares that may be issued or transferred pursuant to awards under the 2011 Plan is 45.6 million shares, including 6.5 million shares from the 2001 Plan that were previously authorized and available to be issued at the date the 2001 Plan expired. In addition, in the event that outstanding awards under the 2001 plan expire or terminate without being exercised or paid, as the case may be, such shares (the Forfeited Shares) will become available for award under the 2011 Plan. Shares issued under the 2011 Plan other than for stock options, stock appreciation rights and the Forfeited Shares will be counted against the 2011 Plan’s aggregate share limit as 4.5 shares for every one share actually issued in connection with the award; any shares issued for stock options, stock appreciation rights and the Forfeited Shares will be counted against the remaining shares on a one for one basis. The 2011 Plan will also continue to provide equity-based award grants to non-employee directors once the existing share limits of the Directors Plans have been reached.

Shipbuilding Spin-off Adjustments – As a result of the spin-off of Shipbuilding, effective March 31, 2011, all outstanding stock-based compensation awards related to HII employees and retirees were assumed by HII. Also effective with the spin-off, the share amounts for all remaining Northrop Grumman outstanding stock options and stock awards, and the strike price for stock options were adjusted to maintain the aggregate intrinsic value of the grants at the date of the spin-off pursuant to the terms of the company’s applicable stock-based compensation plans. Taking into account the change in the value of the company’s common stock as a result of the distribution of the HII shares to the company’s shareholders, the conversion ratio for the stock options and stock awards was 1.09. For stock options, the net effect of these adjustments resulted in an increase to the stock options outstanding due to the limited number of stock options applicable to and assumed by HII for Shipbuilding employees. For stock awards, the net effect was a decrease in stock awards outstanding as the number of shares assumed by HII for Shipbuilding employees exceeded the impact of the adjustment to the remaining Northrop Grumman employees. The Shipbuilding spin-off adjustments are reflected in the stock option and stock award tables below.

NORTHROP GRUMMAN CORPORATION

Compensation Expense
Total pre-tax stock-based compensation expense for the six months ended June 30, 2011, and 2010, was $64 million and $69 million, respectively, of which $7 million and $18 million related to stock options and $57 million and $51 million related to stock awards, respectively. Tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation during the six months ended June 30, 2011, and 2010, were $26 million and $27 million, respectively. In addition, the company realized tax benefits of $15 million and $11 million from the exercise of stock options and $32 million and $34 million from the issuance of stock awards in the six months ended June 30, 2011, and 2010, respectively. As a result of the spin-off of HII described in Note 5, stock-based compensation for HII employees of $3 million and $7 million has been recorded in discontinued operations for the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, there was $216 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $20 million relate to stock options and $196 million relate to stock awards. These amounts are expected to be charged to expense over a weighted-average period of 1.5 years.

Stock Options
The fair value of each of the company’s stock option awards is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below. The dividend yield represents the current annual dividend yield at the time stock options are awarded. Expected volatility is based on an average of (1) historical volatility of the company’s stock and (2) implied volatility from traded options on the company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The company uses historical data to estimate future forfeitures. The expected term of awards granted is derived from historical experience under the company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding. The fair value of the company’s stock option awards is expensed on a straight-line basis over the vesting period of the options, which is generally three to four years.

The significant weighted-average assumptions relating to the valuation of the company’s stock options granted during the six months ended June 30, 2011, and 2010, were as follows:

	2011	2010
Dividend yield	2.7%	2.9%
Volatility rate	25%	25%
Risk-free interest rate	2.4%	2.3%
Expected option life (years)	6	6

The company grants stock options primarily to executives, and the expected term of six years is based on these employees’ exercise behavior. In 2009, the company granted stock options to non-executives and assigned an expected term of five years for valuing these stock options. The company believes that this stratification of expected terms best represents future expected exercise behavior between the two employee groups. The shorter expected life of non-executive employee stock options had an insignificant effect on the weighted average expected option life for the six months ended June 30, 2011, and 2010.

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2011, and 2010, was $14 and $11 per share, respectively.

NORTHROP GRUMMAN CORPORATION

Stock option activity for the six months ended June 30, 2011, was as follows:

	Shares	Weighted-	Weighted-Average	Aggregate
	under Option	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	($ in millions)
Outstanding at January 1, 2011	13,221	$55	3.8 years	$149
Granted	805	63
Exercised	(1,988)	45
Canceled and forfeited	(43)	49
Shipbuilding spin-off adjustments	150	59

Outstanding at June 30, 2011	12,145	$53	3.7 years	$220

Vested and expected to vest in the future at June 30, 2011	12,025	$53	3.7 years	$218

Exercisable at June 30, 2011	9,337	$52	3.1 years	$176

The total intrinsic value of stock options exercised during the six months ended June 30, 2011, and 2010, was $38 million and $28 million, respectively. Intrinsic value is measured as the excess of the fair market value at the date of exercise (for stock options exercised) or at June 30, 2011 (for outstanding options), over the applicable exercise price.

Stock Awards
Compensation expense for stock awards is measured at the grant date based on fair value and recognized over the vesting period, generally three years. The fair value of performance-based stock awards is determined based on the closing market price of the company’s common stock on the grant date. For purposes of measuring compensation expense for performance-based stock awards, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The fair value of market-based stock awards is determined at the grant date using a Monte Carlo simulation model.

Stock award activity for the six months ended June 30, 2011, was as follows:

	Stock	Weighted-Average	Weighted-Average
	Awards	Grant Date	Remaining
	(in thousands)	Fair Value	Contractual Term
Outstanding at January 1, 2011	4,300	$53	1.5 years
Granted	1,617	63
Vested	(54)	65
Forfeited	(220)	49
ShipBuilding spin-off adjustments	(252)	47

Outstanding at June 30, 2011	5,391	$53	1.5 years

There were 2.2 million stock awards granted in the six months ended June 30, 2010, with a weighted-average grant date fair value of $60 per share. During the six months ended June 30, 2011 and 2010, the company issued 1.4 million and 1.3 million shares, respectively, to employees in settlement of prior year stock awards that became fully vested, which had total fair values at issuance of $87 million and $76 million, respectively, and grant date fair values of $101 million and $91 million, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of performance adjustments (described above) and changes in the fair market value of the company’s common stock.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and of cash flows and of changes in shareholders’ equity for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 8, 2011 (June 16, 2011, as to the reclassification of the Shipbuilding segment as discontinued operations as described in Note 1), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/	Deloitte & Touche LLP Los Angeles, California July 26, 2011

NORTHROP GRUMMAN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2010, and the Form 8-K filed on June 17, 2011, which recast certain portions of our 2010 Form 10-K to reflect the spin-off of our Shipbuilding business as discontinued operations. The Form 10-K and Form 8-K dated June 17, 2011, provide a more thorough discussion of our products and services, industry outlook, and business trends. See further discussions in the “Consolidated Operating Results” and “Segment Operating Results” sections that follow.

Business Outlook and Operational Trends – Except as discussed below under “Economic Opportunities, Challenges, and Risks”, there have been no material changes to our products and services, industry outlook, or business trends from those disclosed in our 2010 Form 10-K other than the spin-off of our Shipbuilding business to our shareholders effective March 31, 2011, which is reflected in our Form 8-K dated June 17, 2011.

Economic Opportunities, Challenges, and Risks – The U.S. Government’s continued focus on addressing federal budget deficits and the growing national debt suggests a changing environment for our industry. Although defense spending is expected to remain a national priority within the federal budget, a fiscally constrained environment could prompt the government to seek additional deficit reduction by moderating discretionary spending, of which defense constitutes the majority share.

The Administration and Congress are engaged in vigorous discussion over alternative approaches to reduce the federal deficit and curtail spending. Some revision to current national security spending could emerge in forthcoming budget plans and appropriations as these negotiations continue. Further exacerbating this situation, the government has not finalized its plans for dealing with the impending debt ceiling limitation which, if not resolved reportedly by early August 2011, would limit the government’s ability to pay its bills on a timely basis. President Obama and Congress are working on various alternative plans to extend the debt ceiling limitation, but there can be no assurance at this time when and how this matter will be resolved or its effects on the overall U.S. economy or federal budgets.

In this context, the DoD is currently conducting a strategic review intended to guide its budgeting decisions. Our company awaits the results of this review, as well as the outcomes of the broader federal budget discussion, as these decisions are expected to shape planning directions across the industry.

Force levels in Iraq have shrunk significantly. In late June 2011, the President announced his plans for a troop withdrawal from Afghanistan that would remove roughly a third of the U.S. troops currently in country by the summer of 2012. These events reflect reduced spending on the counterinsurgency warfare that has driven much of U.S. defense near term requirements over the last decade. Elements of our industry that have gained significantly through war spending might expect that impact to decline going forward.

An emerging DoD focus on the need for U.S. capabilities to counter advancing threats in anti-access and area denial scenarios could present a key focal point for future investments. The recently retired Secretary of Defense, Robert Gates, laid these out in a speech on June 4, 2011, in which he noted that modernization programs would be critical in the future. The U.S. will continue to maintain a range of powerful military capabilities to support

NORTHROP GRUMMAN CORPORATION

U.S. national security interests, even amidst potentially rising economic difficulties, and will have an enduring need for many of the sophisticated capabilities that we provide. Northrop Grumman’s development portfolio includes such key areas as long range strike, missile defense, cybersecurity, unmanned systems, defense electronics, information systems, satellite communications, directed energy applications, restricted programs, and intelligence surveillance and reconnaissance capabilities, among others. As a result, the company believes it is well positioned to help the DoD meet its critical future capability requirements for protecting U.S. security in the years ahead.

Green Initiatives – We could be affected by future laws or regulations related to climate change concerns and other actions known as “green initiatives.” In 2009, we established a goal of reducing our greenhouse gas emissions over a five-year period through December 31, 2014. To comply with existing green initiatives and our greenhouse gas emissions goal, we expect to incur capital and operating costs, but at this time, we do not expect that such costs will have a material adverse effect on our financial position, results of operations or cash flows.

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

Notable Events – Notable events or activities during the six months ended June 30, 2011, included the following:

■	We completed the spin-off of our Shipbuilding business (Huntington Ingalls Industries or HII) and this business is now reported within discontinued operations.

■	In connection with the spin-off of HII, we received a cash contribution of $1,429 million.

■	We reduced our participation in the National Security Technologies (NSTec) joint venture, which resulted in a $1,745 million reduction in contract backlog.

■	We repaid notes with a face value of $750 million.

■	We increased the quarterly common stock dividend, from $0.47 per share to $0.50 per share.

■	We repurchased approximately 15.6 million shares of common stock under an accelerated share repurchase agreement with an initial value of $1.0 billion.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

There have been no material changes to our Critical Accounting Policies, Estimates, or Judgments from those discussed in our Form 8-K dated June 17, 2011, that recast certain portions of our 2010 Form 10-K.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below:

	Three Months		Six Months
	Ended June 30		Ended June 30
$ in millions, except per share amounts	2011	2010	2011	2010
Sales and service revenues	$6,560	$7,255	$13,294	$14,169
Cost of sales and service revenues	5,163	5,884	10,518	11,495
General and administrative expenses	556	621	1,124	1,245
Operating income	841	750	1,652	1,429
Interest expense	(53)	(65)	(111)	(142)
Federal and foreign income tax expense	268	(65)	530	134
Discontinued operations		(29)	34	30
Diluted earnings per share from continuing operations	1.81	2.44	3.48	3.77
Cash (used in) provided by continuing operations	(34)	552	78	100

Operating Performance Assessment and Reporting
We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments described in our Form 8-K dated June 17, 2011, that recast certain portions of our 2010 Form 10-K. Our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Due to the Federal Acquisition Regulation (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts, however, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations generally focuses around our four segments versus distinguishing between products and services. Our Aerospace Systems and Electronic Systems segments generate predominantly product sales, while the Information Systems and Technical Services segments generate predominantly service revenues.

Sales and Service Revenues
Sales and service revenues consist of the following:

	Three Months		Six Months
	Ended June 30		Ended June 30
$ in millions	2011	2010	2011	2010
Product sales	$3,709	$4,167	$7,572	$8,191
Service revenues	2,851	3,088	5,722	5,978

Sales and service revenues	$6,560	$7,255	$13,294	$14,169

Sales and service revenues for the three and six months ended June 30, 2011, decreased $695 million and $875 million, respectively, as compared with the same periods in 2010, reflecting lower sales in all four segments. The decrease in sales and service revenues during the three months ended June 30, 2011, is primarily due to a $250 million decrease at Aerospace Systems from lower volume on manned aircraft programs and civil space

NORTHROP GRUMMAN CORPORATION

programs; a $193 million decrease at Electronic Systems from lower volume on land and self protection systems programs and targeting systems programs; and a $145 million decrease at Technical Services from the reduced participation in the NSTec joint venture effective January 1, 2011, resulting in no sales recorded for the joint venture in 2011, compared to $152 million in the same period in 2010.

The decrease in sales and service revenues during the six months ended June 30, 2011, is primarily due to a $210 million decrease at Aerospace Systems from lower sales volume on manned aircraft programs and civil space programs; a $267 million decrease at Electronic Systems from land and self protection systems programs; and a $220 million decrease at Technical Services from the reduced participation in the NSTec joint venture effective January 1, 2011, resulting in no sales recorded for the joint venture in 2011, compared to $288 million in the same period in 2010. See “Segment Operating Results” below for further information.

Cost of Sales and Service Revenues and General and Administrative Expenses
Cost of sales and service revenues and general and administrative expenses are comprised of the following:

	Three Months		Six Months
	Ended June 30		Ended June 30
$ in millions	2011	2010	2011	2010
Cost of sales and service revenues
Cost of product sales	$2,662	$3,078	$5,504	$6,068
% of product sales	71.8%	73.9%	72.7%	74.1%
Cost of service revenues	2,501	2,806	5,014	5,427
% of service revenues	87.7%	90.9%	87.6%	90.8%
General and administrative expenses	556	621	1,124	1,245
% of total sales and service revenues	8.5%	8.6%	8.5%	8.8%

Cost of sales and service revenues and general and administrative expenses	$5,719	$6,505	$11,642	$12,740

Cost of Product Sales and Service Revenues – The decrease in cost of product sales as a percentage of product sales for the three and six months ended June 30, 2011, as compared with the same periods in 2010, is primarily due to performance improvements in Aerospace Systems and Electronic Systems.

The decrease in cost of service revenues as a percentage of service revenues for the three and six months ended June 30, 2011, as compared with the same periods in 2010, is primarily due to performance improvements in Technical Services resulting from the effects of reduced participation in the NSTec joint venture. Effective January 1, 2011, the company reduced its participation in this joint venture, and as a result no longer consolidates sales or cost of sales for the joint venture.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses as a percentage of total sales and service revenues decreased to 8.5 percent for the three and six months ended June 30, 2011, from 8.6 percent and 8.8 percent, respectively, for the comparable periods in 2010, primarily due to lower independent research and development and bid and proposal costs.

Operating Income
We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses. We also further evaluate operating income for each of the business segments in which we operate.

NORTHROP GRUMMAN CORPORATION

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

The table below reconciles segment operating income to total operating income:

	Three Months		Six Months
	Ended June 30		Ended June 30
$ in millions	2011	2010	2011	2010
Segment operating income	$784	$791	$1,505	$1,497
Unallocated corporate expenses	(38)	(40)	(48)	(65)
Net pension adjustment	99	1	202	3
Royalty income adjustment	(4)	(2)	(7)	(6)

Total operating income	$841	$750	$1,652	$1,429

Segment Operating Income – Segment operating income for the three months ended June 30, 2011, decreased $7 million, or 1 percent, as compared with the same period in 2010. Segment operating income was 12.0 percent and 10.9 percent of sales and service revenues for the three months ended June 30, 2011 and 2010, respectively. Segment operating income for the six months ended June 30, 2011, increased $8 million, or 1 percent, as compared with the same period in 2010. Segment operating income was 11.3 percent and 10.6 percent of sales and service revenues for the six months ended June 30, 2011 and 2010, respectively. Performance improvements at Aerospace Systems and Electronic Systems and the effects of the reduced participation in the NSTec joint venture at Technical Services more than offset the reduction in segment operating income resulting from lower sales volume at all four segments and contributed to the rate improvement in 2011. See “Segment Operating Results” below for further information.

Unallocated Corporate Expenses – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated corporate expenses for the three months ended June 30, 2011, decreased by $2 million, which is comparable to the same period in 2010. Unallocated corporate expenses for the six months ended June 30, 2011, decreased by $17 million as compared to the same period in 2010, primarily due to higher estimated recoveries of prior year overhead expenses, lower state income taxes and lower stock based compensation expense, partially offset by higher costs related to environmental remediation.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended June 30, 2011 and 2010, the net pension adjustment resulted in income of $99 million and $1 million, respectively. For the six months ended June 30, 2011 and 2010, the net pension adjustment resulted in income of $202 million and $3 million, respectively. The increase in net pension adjustment for 2011 is primarily due to improved return on plan assets in 2010.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

Interest Expense
Interest expense for the three months ended June 30, 2011, decreased $12 million, as compared with the same period in 2010, primarily due to a lower weighted average interest rate resulting from our debt refinancing in November 2010. Interest expense for the six months ended June 30, 2011, decreased $31 million, as compared

NORTHROP GRUMMAN CORPORATION

with the same period in 2010, primarily due to a lower weighted average interest rate resulting from our debt refinancing in November 2010.

Federal and Foreign Income Tax Expense
Our effective tax rate on earnings from continuing operations for the three and six months ended June 30, 2011, was 34.0 percent and 34.3 percent, compared with (9.6) percent and 10.4 percent for the three and six months ended June 30, 2010. For 2010, our effective tax rates differ from the statutory federal rate primarily due to manufacturing deductions, research and development credits, and the tax settlement with the Internal Revenue Service (IRS). In the second quarter of 2010, we recognized net tax benefits of approximately $298 million, primarily as a result of a final settlement with the IRS and the U.S. Congressional Joint Committee on Taxation related to our tax returns for the years ended 2004 through 2006. Excluding the effect of the tax settlement with the IRS in 2010, our effective tax rate on earnings from continuing operations for the three and six months ended June 30, 2010, was 34.5 percent and 33.6 percent, respectively. See Note 7 to the condensed consolidated financial statements in Part I, Item 1.

Discontinued Operations
Earnings from discontinued operations for the six months ended June 30, 2011 and 2010, were primarily attributable to the Shipbuilding business, which was spun off to our shareholders in March 2011. Earnings from discontinued operations for the six months ended June 30, 2011, increased $4 million as compared with the same period in 2010.

Earnings from discontinued operations for the six months ended June 30, 2010, also include a $7 million adjustment to the gain on the December 2009 sale of our Advisory Services Division to reflect purchase price adjustments and the utilization of additional capital loss carry-forwards.

Diluted Earnings Per Share From Continuing Operations
Diluted earnings per share from continuing operations for the three months ended June 30, 2011, was $1.81 per share, as compared with $2.44 per share for the same period in 2010. Earnings per share are based on weighted average diluted shares outstanding of 287.2 million for the three months ended June 30, 2011, and 303.8 million for the same period in 2010.

Diluted earnings per share from continuing operations for the six months ended June 30, 2011, was $3.48 per share, as compared with $3.77 per share for the same period in 2010. Earnings per share are based on weighted average diluted shares outstanding of 292.2 million for the six months ended June 30, 2011, and 305.0 million for the same period in 2010. See Note 4 to the condensed consolidated financial statements in Part I, Item 1.

The tax settlement with the IRS in the second quarter of 2010 for approximately $298 million discussed above increased our diluted earnings per share from continuing operations on a net basis by approximately $.98 per share for the six months ended June 30, 2010.

Cash (Used In) Provided By Continuing Operations
For the three months ended June 30, 2011, cash used in continuing operations was $34 million, as compared with $552 million cash provided by continuing operations in the same period in 2010. The decrease of $586 million reflects higher working capital requirements and pension contributions in the 2011 period.

For the six months ended June 30, 2011, cash provided by continuing operations was $78 million, as compared to $100 million for the same period in 2010. The decrease of $22 million reflects higher pension contributions in the 2011 period, partially offset by the sale of marketable securities.

NORTHROP GRUMMAN CORPORATION

SEGMENT OPERATING RESULTS

Basis of Presentation
We are aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services.

	Three Months		Six Months
	Ended June 30		Ended June 30
$ in millions	2011	2010	2011	2010
Sales and Service Revenues
Aerospace Systems	$2,592	$2,842	$5,328	$5,538
Electronic Systems	1,791	1,984	3,599	3,866
Information Systems	2,031	2,123	4,056	4,187
Technical Services	656	801	1,344	1,564
Intersegment eliminations	(510)	(495)	(1,033)	(986)

Total sales and service revenues	$6,560	$7,255	$13,294	$14,169

Operating Income
Aerospace Systems	$331	$335	$632	$631
Electronic Systems	284	264	521	490
Information Systems	189	205	383	388
Technical Services	51	52	105	101
Intersegment eliminations	(71)	(65)	(136)	(113)

Total Segment Operating Income	$784	$791	$1,505	$1,497
Non-segment factors affecting operating income
Unallocated corporate expenses	(38)	(40)	(48)	(65)
Net pension adjustment	99	1	202	3
Royalty income adjustment	(4)	(2)	(7)	(6)

Total operating income	$841	$750	$1,652	$1,429

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

Performance refers to changes in contract margin rates for the period. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. We identify favorable and unfavorable adjustments above a minimal threshold level to determine our qualitative discussion of performance results and, where material, we disclose the effects of such adjustments on a contract or program basis. Overall, our contract performance

NORTHROP GRUMMAN CORPORATION

adjustments generally reflect margin improvements over the life of a contract as performance risks are reduced or eliminated. Thus we would expect that our aggregate cumulative adjustments would be favorable.

Operating income may also be affected by, among other things, the effects of workforce stoppages, natural disasters such as earthquakes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized (such as warranty reserves) could also impact contract earnings. Where such items have occurred, and the effects are material, a separate description is provided.

Contract Descriptions
For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” section that follows.

AEROSPACE SYSTEMS

Business Description
Aerospace Systems is a leading designer, developer, integrator, and producer of manned and unmanned aircraft, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems critical to maintaining the nation’s security and leadership in technology. Aerospace Systems’ customers, which are primarily government agencies, use these systems in many different mission areas, including: intelligence, surveillance and reconnaissance (ISR); communications; battle management; strike operations; electronic warfare; missile defense; earth observation; space science; and space exploration. The segment consists of four business areas: Strike & Surveillance Systems (S&SS); Space Systems (SS); Battle Management & Engagement Systems (BM&ES); and Advanced Programs & Technology (AP&T).

	Three Months		Six Months
	Ended June 30		Ended June 30
$ in millions	2011	2010	2011	2010
Sales and service revenues	$2,592	$2,842	$5,328	$5,538
Segment operating income	331	335	632	631
As a percentage of segment sales	12.8%	11.8%	11.9%	11.4%

Sales and Service Revenues
Aerospace Systems revenue for the three months ended June 30, 2011, decreased $250 million, or 9 percent, as compared with the same period in 2010. The decrease is primarily due to $139 million lower sales in S&SS, $99 million lower sales in SS, and $25 million lower sales in BM&ES; partially offset by higher sales in AP&T. The lower sales in S&SS are primarily due to lower volume on F-35 and F/A-18 manned aircraft programs. The lower sales in SS are primarily due to lower volume on National Polar-orbiting Operational Environmental Satellite System (NPOESS) due to a program restructure and lower volume on restricted programs. The lower sales in BM&ES are primarily due to lower volume on E-2 Hawkeye, partially offset by ramping up on Long Endurance Multi-Intelligence Vehicle (LEMV).

Aerospace Systems revenue for the six months ended June 30, 2011, decreased $210 million, or 4 percent, as compared with the same period in 2010. The decrease is primarily due to $128 million lower sales in SS&S and $165 million lower sales in SS, partially offset by $62 million higher sales in BM&ES and $22 million higher sales in AP&T. The lower sales in S&SS are primarily due to lower volume on F-35 and restricted programs. The lower sales in SS are primarily due to lower volume on NPOESS due to a program restructure and lower volume on James Webb Space Telescope due to a program re-plan. The higher sales in BM&ES are primarily due to increased activity on LEMV and higher volume on Broad Area Maritime Surveillance Unmanned Aircraft Systems and Joint Surveillance Target Attack Radar System programs, partially offset by lower volume on the E-2 Hawkeye program. The higher sales in AP&T are primarily due to higher volume on restricted programs, partially offset by lower volume on the Navy Unmanned Combat Air Systems program.

NORTHROP GRUMMAN CORPORATION

Segment Operating Income
Operating income at Aerospace Systems for the three months ended June 30, 2011, decreased $4 million, or 1 percent, as compared with the same period in 2010, and operating income as a percentage of sales was 12.8 percent, up from 11.8 percent in the same period in 2010. The lower operating income and increase as a percentage of sales is primarily due to lower sales volume at S&SS, SS, and BM&ES, offset by program performance improvements principally due to a program restructure on NPOESS. In addition, operating income in 2010 benefited from favorable performance improvements on several programs at S&SS.

Operating income at Aerospace Systems for the six months ended June 30, 2011, increased $1 million, consistent with the same period in 2010, and operating income as a percentage of sales was 11.9 percent, up from 11.4 percent in the same period in 2010. The slightly higher operating income and increase as a percentage of sales is due to program performance improvements principally due to a program restructure on NPOESS. In addition, operating income in 2010 benefited from favorable performance improvements on several programs at S&SS.

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

	Three Months		Six Months
	Ended June 30		Ended June 30
$ in millions	2011	2010	2011	2010
Sales and service revenues	$1,791	$1,984	$3,599	$3,866
Segment operating income	284	264	521	490
As a percentage of segment sales	15.9%	13.3%	14.5%	12.7%

Sales and Service Revenues
Electronic Systems revenue for the three months ended June 30, 2011, decreased $193 million, or 10 percent, as compared with the same period in 2010. The decrease is primarily due to $145 million lower sales in Land & Self Protection Systems and $36 million lower sales in Targeting Systems. The lower sales in Land & Self Protection Systems are primarily due to lower indefinite delivery indefinite quantity (IDIQ) volume on Large Aircraft Infrared Countermeasures (LAIRCM) and Vehicular Intercommunications Systems (VIS) programs as a result of fewer deliveries. The lower sales in Targeting Systems are primarily due to lower volume on F-16 International activities.

Electronic Systems revenue for the six months ended June 30, 2011, decreased $267 million, or 7 percent, as compared with the same period in 2010. The decrease is primarily due to $289 million lower sales in Land & Self Protection Systems, partially offset by $18 million higher sales in Targeting Systems. The lower sales in Land & Self Protection Systems are primarily due to lower IDIQ volume on LAIRCM and VIS programs as a result of fewer deliveries. The higher sales in Targeting Systems are primarily due to higher volume on LITENING Gen 4 program as a result of increased deliveries and other restricted programs.

Segment Operating Income
Operating income at Electronic Systems for the three months ended June 30, 2011, increased $20 million, or 8 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to

NORTHROP GRUMMAN CORPORATION

15.9 percent from 13.3 percent in the same period in 2010. The higher operating income and increase as a percentage of sales is due to performance improvements on several contracts nearing completion at Land & Self Protection Systems and Targeting Systems, and performance improvements at Intelligence, Surveillance & Reconnaissance Systems, partially offset by the sales volume decreases described above.

Operating income at Electronic Systems for the six months ended June 30, 2011, increased $31 million, or 6 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to 14.5 percent from 12.7 percent in the same period in 2010. The higher operating income and increase as a percentage of sales is due to performance improvements on several contracts nearing completion at Land & Self Protection Systems and Intelligence, Surveillance & Reconnaissance Systems, partially offset by the sales volume decreases described above.

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

	Three Months		Six Months
	Ended June 30		Ended June 30
$ in millions	2011	2010	2011	2010
Sales and service revenues	$2,031	$2,123	$4,056	$4,187
Segment operating income	189	205	383	388
As a percentage of segment sales	9.3%	9.7%	9.4%	9.3%

Sales and Service Revenues
Information Systems revenue for the three months ended June 30, 2011, decreased $92 million, or 4 percent, as compared with the same period in 2010. The decrease is primarily due to lower sales in Defense Systems primarily due to lower volume on Saudi Arabian American Oil Company (ARAMCO), Network Centric Solutions Defense Knowledge Online (Netcents DKO), Multi-Role Tactical Command Data Link (MRTCDL), and several other programs, partially offset by higher volume on Navy Anti-Terrorism Force Protection and Encore II programs.

Information Systems revenue for the six months ended June 30, 2011, decreased $131 million, or 3 percent, as compared with the same period in 2010. The decrease is primarily due to $73 million lower sales in Defense Systems. The lower sales in Defense Systems are primarily due to lower volume on Systems and Software Engineering Support, ARAMCO, MRTCDL programs, and several other programs, partially offset by higher volume on Encore II and Trailer Mounted Support System programs.

Segment Operating Income
Operating income at Information Systems for the three months ended June 30, 2011, decreased $16 million, or 8 percent, as compared with the same period in 2010, and operating income as a percentage of sales decreased to 9.3 percent from 9.7 percent for the same period in 2010. The lower operating income is primarily due to lower sales volume at Defense Systems. The decrease as a percentage of sales is primarily due to the effects of a favorable performance improvement in 2010 on the New York City Wireless (NYCWiN) program, partially offset by a gain related to the sale of a Civil Systems contract in May 2011.

NORTHROP GRUMMAN CORPORATION

Operating income at Information Systems for the six months ended June 30, 2011, decreased $5 million, or 1 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to 9.4 percent from 9.3 percent for the same period in 2010. The lower operating income is primarily due to lower sales volume at Defense Systems. The increase as a percentage of sales is primarily due to improved performance on several Civil Systems programs and a gain related to the sale of a Civil Systems contract in May 2011, partially offset by the effects of a favorable performance improvement in 2010 on the NYCWiN program.

TECHNICAL SERVICES

Business Description
Technical Services is a leading provider of logistics, infrastructure, and sustainment support, and also provides a wide array of technical services, including training and simulation. The segment consists of three business areas: Defense and Government Services Division (DGSD); Training Solutions Division (TSD); and Integrated Logistics and Modernization Division (ILMD).

	Three Months Ended		Six Months Ended
$ in millions	2011	2010	2011	2010
Sales and service revenues	$656	$801	$1,344	$1,564
Segment operating income	51	52	105	101
As a percentage of segment sales	7.8%	6.5%	7.8%	6.5%

Sales and Service Revenues
Technical Services revenue for the three months ended June 30, 2011, decreased $145 million, or 18 percent, as compared with the same period in 2010. The decrease is primarily due to $169 million lower sales in DGSD and $30 million lower sales in TSD, partially offset by $54 million higher sales in ILMD. The lower sales in DGSD are primarily due to the reduced participation in the NSTec joint venture. Effective January 1, 2011, the company reduced its participation in this joint venture, resulting in no sales recorded for the joint venture in the three months ended June 30, 2011, compared with sales of $152 million for the same period in 2010. The lower sales in TSD are primarily due to lower sales volume demand on Joint Warfighting Center (JWFC) and Africa Contingency Operations Training & Assistance (ACOTA) programs. The higher sales in ILMD are primarily due to increased activity on the KC-10 Contractor Logistics Support (KC-10) program, which began in February 2010.

Technical Services revenue for the six months ended June 30, 2011, decreased $220 million, or 14 percent, as compared with the same period in 2010. The decrease is primarily due to $308 million lower sales in DGSD and $46 million lower sales in TSD, partially offset by $134 million higher sales in ILMD. The lower sales in DGSD are primarily due to the reduced participation in the NSTec joint venture. Effective January 1, 2011, the company reduced its participation in this joint venture, resulting in no sales recorded for the joint venture in the six months ended June 30, 2011, compared with sales of $288 million for the same period in 2010. The lower sales in TSD are primarily due to lower sales volume demand on JWFC and ACOTA programs. The higher sales in ILMD are primarily due to increased activity on the KC-10 program, which began in February 2010.

Segment Operating Income
Operating income at Technical Services for the three months ended June 30, 2011, decreased $1 million, or 2 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to 7.8 percent from 6.5 percent for the same period in 2010. The increase as a percentage of sales is primarily due to improved program performance across various programs and the effects of the change in participation in the NSTec joint venture, partially offset by the sales volume decreases described above.

Operating income at Technical Services for the six months ended June 30, 2011, increased $4 million, or 4 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to 7.8 percent from 6.5 percent for the same period in 2010. The higher operating income and increase as a

NORTHROP GRUMMAN CORPORATION

percentage of sales is primarily due to improved program performance across various programs and the effects of the change in participation in the NSTec joint venture, partially offset by the sales volume decreases described above.

BACKLOG

Definition
Total backlog at June 30, 2011, was approximately $41.8 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made.

Backlog consisted of the following at June 30, 2011, and December 31, 2010:

	June 30, 2011			December 31, 2010
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Aerospace Systems	$8,750	$10,355	$19,105	$9,185	$11,683	$20,868
Electronic Systems	7,701	1,806	9,507	8,093	2,054	10,147
Information Systems	4,369	5,497	9,866	4,711	5,879	10,590
Technical Services	2,561	765	3,326	2,763	2,474	5,237

Total backlog	$23,381	$18,423	$41,804	$24,752	$22,090	$46,842

New Awards
The estimated value of contract awards included in backlog during the six months ended June 30, 2011, is $10.4 billion. Significant new awards during this period include $492 million for the Global Hawk HALE program, $427 million for Defense Weather Satellite System program, and $401 million for the B-2 Stealth Bomber program.

Backlog Adjustment
Total backlog as of June 30, 2011, was reduced by $1,745 million to reflect a change in the company’s participation in the NSTec joint venture effective January 1, 2011, at which time the NSTec joint venture results were no longer consolidated into the company’s consolidated financial statements, as well as $409 million to reflect the restructure of the NPOESS program.

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

NORTHROP GRUMMAN CORPORATION

The table below summarizes key components of cash flow (used in) provided by operating activities from continuing operations:

	Three Months		Six Months
	Ended June 30		Ended June 30
$ in millions	2011	2010	2011	2010
Net earnings	$520	$711	$1,050	$1,180
Net earnings from discontinued operations		29	(34)	(30)
Other non-cash items(1)	215	166	379	340
Retiree benefit funding in excess of expense	(474)	(220)	(440)	(135)
Trade working capital increase	(295)	(134)	(877)	(1,255)

Cash (used in) provided by continuing operations	$(34)	$552	$78	$100

(1)	Includes depreciation and amortization, stock-based compensation expense, realized gain on sale of investment, and deferred income taxes.

Free Cash Flow From Continuing Operations
Free cash flow from continuing operations represents cash (used in) provided by operating activities from continuing operations less capital expenditures and outsourcing contract and related software costs. Outsourcing contract and related software costs are similar to capital expenditures in that the contract costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. These outsourcing contract and related software costs are deferred and expensed over the contract life. We believe free cash flow from continuing operations is a useful measure for investors to consider. This measure is a key factor in our planning for and consideration of strategic acquisitions, stock repurchases and the payment of dividends.

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

For 2011 and beyond, cash generated from continuing operations supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to service debt and contractual obligations, finance capital expenditures, fund required and voluntary pension contributions, continue acquisition of shares under our share repurchase program, and continue paying dividends to our shareholders. We continue to assess potential ramifications of the U.S. Government’s inability to meet its obligations to us if the debt ceiling is not increased. We believe our cash resources and committed revolver capacity will be available to provide sufficient liquidity in the event that the U.S. Government fails to pay its obligations for a period of time. Depending on the severity of the economic fallout of the government’s actions, we expect that we may also be able to access additional bank and capital market financing if the government stops payments for an extended period, however such additional financing is not currently committed and there can be no assurance that it would be available if needed. Nevertheless, an extended delay in the timely payment of billings by the U.S. Government would likely result in a material adverse effect on our financial position, results of operations and cash flows.

NORTHROP GRUMMAN CORPORATION

The table below reconciles cash (used in) provided by continuing operations to free cash flow from continuing operations:

	Three Months		Six Months
	Ended June 30		Ended June 30
$ in millions	2011	2010	2011	2010
Cash (used in) provided by continuing operations	$(34)	$552	$78	$100
Less:
Capital expenditures	(94)	(75)	(216)	(178)
Outsourcing contract and related software costs		(1)	(1)	(4)

Free cash flow from continuing operations	$(128)	$476	$(139)	$(82)

Cash Flows
The following is a discussion of our major operating, investing and financing activities from continuing operations for the six months ended June 30, 2011 and 2010, respectively, as classified in the condensed consolidated statements of cash flows in Part I, Item 1.

Operating Activities – Cash provided by continuing operations for the six months ended June 30, 2011, was $78 million, as compared with $100 million for the same period in 2010. The decrease of $22 million in cash provided by continuing operations is primarily due to higher pension contributions in the 2011 period, partially offset by the sale of marketable securities.

Investing Activities – Net cash provided by investing activities from continuing operations for the six months ended June 30, 2011, was $1,253 million, as compared with $159 million cash used in the same period of 2010. The $1,412 million increase in net cash provided by investing activities from continuing operations is primarily due to the contribution received from the spin-off of the Shipbuilding business in 2011.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2011, was $1,927 million, as compared with $1,101 million in the same period of 2010. The $826 million increase in net cash used in financing activities is primarily due to higher debt repayments and common stock repurchases in 2011.

ACCOUNTING STANDARDS UPDATES

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to accounting standards updates.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Form 10-Q and the information we are incorporating by reference contain statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends” and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in our Form 10-Q for the quarter ended March 31, 2011, those identified in this report under Part II, Item 1A and other important factors disclosed in this report, and from time to time in our other filings with the SEC.

NORTHROP GRUMMAN CORPORATION

You are urged to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those discussed in our Form 8-K dated June 17, 2011, that recast certain portions of our 2010 Form 10-K to reflect the effects of the spin-off of the Shipbuilding business.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description
Africa Contingency Operations Training & Assistance (ACOTA)	Provide peacekeeping training to militaries in African nations via the Department of State. The program is designed to improve the ability of African governments to respond quickly to crises by providing selected militaries with the training and equipment required to execute humanitarian or peace support operations.

B-2 Stealth Bomber	Maintain and upgrade the fleet of strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near- precision weapons in one aircraft.

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime ISR data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Defense Weather Satellite System (DWSS)	Design, develop, integrate, test and operate two satellites with sensors that will provide global and regional weather and environmental data for the DoD.

E-2 Hawkeye	The U.S. Navy’s airborne battle management command and control mission system platform providing airborne early warning detection, identification, tracking, targeting, and communication capabilities. The company is developing the next generation capability including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D Advanced Hawkeye. Recently the Navy approved Milestone C for Low Rate Initial Production.

Encore II	Provide Military Agencies, DoD, and other agencies of the Federal Government IT services and associated enabling products to satisfy IT activities at all operating levels, including hardware and software incidental to an overall IT solution.

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

F-16 International	F-16 fire control radar providing increased air-to-air detection and high-resolution ground mapping, sold in various configurations to international customers.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

F-35	Design, integration, and/or development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software and sensors, as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Develop, deliver and sustain the Global Hawk HALE unmanned aerial system and its derivatives to both domestic and international customers for ISR including deployment of assets to support the global war on terror. The Global Hawk system has a central role in ISR missions supporting operations in Afghanistan and Iraq.

James Webb Space Telescope (JWST)	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Joint Surveillance Target Attack Radar System (Joint STARS)	Joint STARS detects, locates, classifies, tracks and targets hostile ground movements, communicating real-time information through secure data links with U.S. Air Force and Army command posts.

Joint Warfighting Center (JWFC)	Provide non-personal general and technical support to the USJFCOM Joint Force Trainer / JWFC to ensure the successful worldwide execution of the Joint Training and Transformation missions.

KC-10 Contractor Logistics Support (KC-10)	Contractor Logistics Services (CLS) contract supporting the U.S. Air Force KC-10 tanker fleet including depot maintenance, supply chain management, maintenance and management at locations in the United States and worldwide.

Large Aircraft Infrared Countermeasures (LAIRCM)	Infrared countermeasures systems for C-17 and C-130 aircraft. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LITENING Gen 4	Self-contained multi-sensor targeting and surveillance system that enables aircrews to detect, acquire, auto-track and identify targets at extremely long ranges for weapons delivery and non-traditional ISR missions.

Long Endurance Multi-Intelligence Vehicle (LEMV)	Contract awarded by the U.S. Army Space and Missile Defense Command for the development, fabrication, integration, certification and performance of one LEMV system. It is a state-of-the-art, lighter-than-air airship designed to provide ground troops with persistent surveillance. Development and demonstration of the first airship is scheduled to be completed December 2011. The contract also includes options for two additional airships and in-country support.

Multi-Role Tactical Common Data Link (MRTCDL)	Provide war fighters with critical real-time networking connectivity by enabling extremely fast exchange of data via ground, airborne and satellite networks.

National Polar-orbiting Operational Environmental Satellite System (NPOESS)	Design, develop, integrate, test, and operate an integrated system comprised of two satellites with mission sensors and associated ground elements for providing global and regional weather and environmental data.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

National Security Technologies (NSTec)	Participate in a joint venture that manages and operates the Nevada National Security Site, providing infrastructure support, including oversight of the nuclear explosives safety team, supporting hazardous chemical spill testing, emergency response training and conventional weapons testing.

Navy Anti-Terrorism Force Protection (ATFP)	Provide command and control (C2), dispatch systems, and security and force protection systems procurement, installation and sustainment at Naval facilities worldwide.

Navy UCAS (N-UCAS)	Design, develop and demonstrate the first unmanned jet aircraft able to take off and land aboard an aircraft carrier. N-UCAS will demonstrate that a long-range, low-observable, unmanned aircraft can operate safely from aircraft carriers and refuel in-flight to achieve ultra-long endurance for several missions including strike and ISR.

Network Centric Solutions Defense Knowledge Online (Netcents DKO)	Maintain and enhance key user services such as Portal, E-mail, IM, Directory, Search, Go Mobile, SSO, Database, Army Home Page in support of the 2.3 million Army and DoD users.

New York City Wireless (NYCWiN)	Provide New York City’s broadband public-safety wireless network.

Postal Automation	Supports sequencing and sorting of letters and flats with the United States Postal Service (USPS) and both letters and flats within the international market. Postal Automation also supports the USPS to ensure the safety of the mail through its Biohazard Detection equipment.

Saudi Arabian American Oil Company (ARAMCO)	Provide an integrated security system at multiple sites with C2 connectivity to various regional C2 centers within Saudi Arabia.

Systems and Software Engineering Support (SSES)	Provide life cycle software solutions and services that enable warfighting superiority and information dominance across the enterprise, by providing systems and software engineering and scientific support for a wide variety of Army and DoD customers.

Trailer Mounted Support System (TMSS)	Trailer Mounted Support System is a key part of the Army’s Standard Integrated Command Post System program providing workspace, power distribution, lighting, environmental conditioning (heating and cooling) tables and a common grounding system for commanders and staff at all echelons.

Vehicular Intercommunications Systems (VIS)	Provide clear and noise-free communications between crewmembers inside combat vehicles and externally over as many as six combat net radios for the Army. The active noise- reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

NORTHROP GRUMMAN CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include variable-rate short-term borrowings under the credit agreement and short-term investments. At June 30, 2011, substantially all outstanding borrowings were fixed-rate, long-term debt obligations of which a significant portion are not callable until maturity. Our sensitivity to a 1 percent change in interest rates is tied to our $2 billion credit agreement, which had no balance outstanding at June 30, 2011, or at December 31, 2010. See Note 9 to the condensed consolidated financial statements in Part I, Item 1.

Derivatives – We do not hold or issue derivative financial instruments for trading purposes. We may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At June 30, 2011, we had no interest rate swap agreements in effect and at December 31, 2010, we had one interest rate swap agreement in effect. See Note 9 to the condensed consolidated financial statements in Part I, Item 1.

Foreign Currency – We enter into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At June 30, 2011, and December 31, 2010, the amount of foreign currency forward contracts outstanding was not material. We do not consider the market risk exposure related to foreign currency exchange to be material to the condensed consolidated financial statements. See Note 9 to the condensed consolidated financial statements in Part I, Item 1.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of June 30, 2011, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
During the three months ended June 30, 2011, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have provided information about certain legal proceedings in which we are involved in Note 10 to the condensed consolidated financial statements in Part I, Item 1. The legal proceedings disclosed in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2010 Form 10-K included matters relating to our former Shipbuilding business, which the company has recast in a Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on June 17, 2011. As disclosed elsewhere in this report, we completed a spin-off of HII effective as of March 31, 2011, and our Shipbuilding business is now reported as discontinued operations. As provided in the Separation and Distribution Agreement with HII described in Note 5 of the condensed consolidated financial statements in Part I, Item 1, HII generally has responsibility for investigations, claims and litigation matters related to the Shipbuilding business. The company has therefore excluded from this report certain previously disclosed Shipbuilding-related investigations, claims and litigation matters that are the responsibility of HII.

In addition to the matters disclosed in Note 10, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such additional matters will individually, or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part II, Item 1A, of this report.

Item 1A.	Risk Factors

The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our Form 10-Q for the three months ended March 31, 2011, and should be read in conjunction with the risk factors therein, and the information described in this report, our 2010 Form 10-K and the Form 8-K dated June 17, 2011, which recast certain portions of our 2010 Form 10-K to report the company’s Shipbuilding business within discontinued operations.

■	Significant delays or reductions in appropriations for our programs and federal government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations or cash flows.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though a program performance period may extend over several fiscal years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds committed on a contract, we are at risk for reimbursement of those costs until additional funds are appropriated. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2012 and subsequent budgets ultimately approved by Congress or will be included in separate supplemental appropriations. The impact, severity and duration of the current U.S. economic situation, sweeping economic plans adopted or to be adopted by the U.S. Government, and pressures on the federal budget could also adversely affect the total funding and/or funding for individual programs. In the event that appropriations for any of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our financial position, results of operations, and/or cash flows.

In addition, the U.S. Government is reportedly approaching its existing statutory limit on the amount of permissible federal debt, and this limit must be raised in order for the U.S. Government to continue to pay its obligations on a timely basis. If the debt ceiling is not raised, it is unclear how the U.S. Government would prioritize its payments and where our payments would fall in that priority list. A significant portion of

NORTHROP GRUMMAN CORPORATION

our work is performed directly or indirectly under U.S. Government contracts that provide generally that when funding has been approved by the customer (through the budgetary and appropriations process referenced above), the contractor will continue to perform on the contract even if the U.S. Government is unable to make timely payments. Failure to continue contract performance places the contractor at risk of termination for default. In such circumstances where performance is continued in the absence of payment, the contractor may be entitled to certain interest on amounts not paid within a specified time period. Such conditions are unprecedented in the history of U.S. Government fiscal policy administration, and there is no assurance that should the U.S. Government fail to pass legislation in time to avoid reaching the debt ceiling, such legislation would be forthcoming in the near term. Should conditions occur such that the U.S. Government or others are unable to pay us timely for work performed, we would need to finance that work from our available cash resources, credit facilities and access to the capital markets, if available. It is unclear how long the U.S. Government’s bill paying capacity might be constrained, and therefore, how long the company might be required to finance contract activities; however, it is likely that there are practical limitations on how long the company could finance its operations under these circumstances. The company believes that these circumstances are not likely to occur, or that if they were to occur, they would not extend for a substantial period of time. Nevertheless, an extended delay in the timely payment of billings by the U.S. Government would likely result in a material adverse effect on our financial position, results of operation and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended June 30, 2011:

				Approximate
				Dollar Value
			Total Numbers	of Shares
			of Shares	that May
			Purchased	Yet Be
			as Part	Purchased
			of Publicly	under the
	Total Number	Average Price	Announced	Plans or
	of Shares	Paid per	Plans or	Programs
Period	Purchased(1)	Share	Programs	($ in millions)
April 1 through April 30, 2011				$4,000
May 1 through May 31, 2011	15,583,606	$64.17	15,583,606	3,000
June 1 through June 30, 2011				3,000

Total	15,583,606	$64.17	15,583,606	$3,000 (1)

(1)	On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. On April 25, 2011, the company’s board of directors authorized an increase to the remaining share repurchase authorization to $4.0 billion, an increase of approximately $2.2 billion. As of June 30, 2011, the company had $3.0 billion remaining under this authorization for share repurchases.

Under the outstanding share repurchase authorization, the company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) on May 2, 2011, to repurchase approximately 15.6 million shares of common stock at an initial price of $64.17 per share for a total of $1.0 billion. Under this agreement, Goldman Sachs immediately borrowed shares that were sold to and canceled by the company. Subsequently, Goldman Sachs began purchasing shares in the open market to settle its share borrowings. The cost of the company’s initial share repurchase is subject to adjustment based upon the actual cost of the shares

NORTHROP GRUMMAN CORPORATION

subsequently purchased by Goldman Sachs. The price adjustment can be settled, at the company’s option, in cash or in shares of common stock.

As of June 30, 2011, Goldman Sachs had purchased 7.9 million shares, or 51 percent of the shares under the agreement, at an average price per share of $65.02 net of commissions and other fees. Assuming Goldman Sachs purchases the remaining shares at a price per share equal to the average purchase price of $65.02 per share, the company would be required to pay approximately $20 million or issue approximately 286,000 shares of common stock to Goldman Sachs to complete the transaction. The settlement amount may increase or decrease depending upon the average price paid for the shares under the program. Settlement is expected to occur in the third quarter of 2011, depending upon the timing and pace of the purchases, and could result in an adjustment to shareholders’ equity.

Share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

Issuances of Equity Securities Under TRW Plans – In connection with our acquisition of TRW Inc., in December 2002 we assumed options granted under certain TRW stock-based compensation plans for an aggregate of 11.6 million shares of Northrop Grumman common stock (adjusted for our 2004 stock split and 2011 spin-off of our Shipbuilding business). Following completion of the TRW acquisition and assumption of these options, we filed an amendment to our registration statement on Form S-4 intended to register the shares related to the exercise of these options. As of July 22, 2011, options for approximately 11 million shares had been exercised, including the following option exercises during the three and six month periods covered by this report on Form 10-Q: in the quarter ended March 31, 2011, options for 75,000 shares at an average exercise price of $37.77 per share, or $2.9 million in total, were exercised; in the quarter ended June 30, 2011, options for 35,000 shares at an average exercise price of $33.94 per share, or $1.2 million in total, were exercised. At the time these options were exercised, the registration statement may not have been available and, therefore, these shares of common stock may be deemed to have been issued without registration. The company has filed a registration statement on Form S-8 to cover the exercise of all remaining options and shares issuable under these plans.

Item 3.	Defaults Upon Senior Securities

No information is required in response to this item.

Item 5.	Other Information

In anticipation of the spin-off of HII, we completed a holding company reorganization on March 30, 2011, to create a new holding company named Northrop Grumman Corporation. In connection with the spin-off of HII, we entered into supplemental indentures to each of our outstanding indentures to substitute the new Northrop Grumman Corporation for the former Northrop Grumman Corporation. These supplemental indentures were filed as Exhibits 4.1 to 4.10 to Form 10-Q for the three months ended March 31, 2011.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 29, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 29, 2011 and filed April 4, 2011)

NORTHROP GRUMMAN CORPORATION

2.2		Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 29, 2011 and filed April 4, 2011)
*3	.1	Restated Certificate of Incorporation of Northrop Grumman Corporation dated March 30, 2011
3.2		Restated Bylaws of Northrop Grumman Corporation (as restated March 30, 2011) (incorporated by reference to Exhibit 3.1 of Form 8-K dated May 17, 2011 and filed May 23, 2011)
+10	.1	Letter dated June 23, 2011 from Wes Bush, Chief Executive Officer and President, regarding terms of the relocation arrangement for James F. Palmer, Corporate Vice President and Chief Financial Officer, in connection with the relocation of the headquarters of Northrop Grumman Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 20, 2011 and filed June 24, 2011)
+10	.2	Compensatory Arrangements of Certain Officers (incorporated by reference to Item 5.02(e) of Form 8-K dated May 17, 2011 and filed May 23, 2011)
+10	.3	Northrop Grumman 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Shareholders filed April 8, 2011, SEC File No. 001-16411)
*+10	.4	Northrop Grumman Electronic Systems Executive Pension Plan (Amended and Restated Effective as of January 1, 2011) dated June 27, 2011
*+10	.5	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2011) dated June 27, 2011
*+10	.6	Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2011) dated June 27, 2011
*+10	.7	Northrop Grumman ERISA Supplemental Plan (Amended and Restated Effective as of January 1, 2011) dated June 17, 2011
*+10	.8	Northrop Grumman Officers Retirement Account Contribution Plan, amended and restated effective as of January 1, 2011
*+10	.9	Appendix B to the Northrop Grumman Supplemental Plan 2: ERISA Supplemental Program 2 (Amended and Restated Effective as of January 1, 2011)
*+10	.10	Appendix F to the Northrop Grumman Supplemental Plan 2: CPC Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2011) dated June 27, 2011
*+10	.11	Appendix G to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2011) dated June 27, 2011
*+10	.12	Appendix I to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program II (Amended and Restated Effective as of January 1, 2011) dated June 27, 2011
*+10	.13	Northrop Grumman Legacy Officers Plan Matrix, Plan Year July 1, 2010—June 30, 2011
*+10	.14	Form of Agreement for 2011 Restricted Stock Rights granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (replaces Grant Certificate Specifying the Terms and Conditions Applicable to 2011 Restricted Stock Rights Granted Under the 2001 Long-Term Incentive Stock Plan filed as Exhibit 10.3 to Form 8-K dated February 15, 2011 and filed February 22, 2011)
*+10	.15	Group Personal Excess Liability Policy
*+10	.16	Northrop Grumman Legacy Officers Plan Matrix, Plan Year July 1, 2011 — June 30, 2012

NORTHROP GRUMMAN CORPORATION

+10	.17	Non-Employee Director Compensation Term Sheet, effective as of April 1, 2011 (incorporated by reference to Exhibit 99.2 to Form 8-K dated July 19, 2011 and filed July 25, 2011)
*12	(a)	Computation of Ratio of Earnings to Fixed Charges
*15		Letter from Independent Registered Public Accounting Firm
*31	.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-14(a)/15d-14(a) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101		Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement
*	Filed with this report
**	Furnished with this report

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

Date: July 26, 2011