Form 10-Q
period 2011-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2011-10-26
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-16411

NORTHROP GRUMMAN CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	80-0640649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2980 Fairview Park Drive, Falls Church, Virginia 22042

www.northropgrumman.com

(Address of principal executive offices and internet site)

(703) 280-2900

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 24, 2011, 261,280,569 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2011	2010	2011	2010
Sales and Service Revenues
Product sales	$3,780	$3,968	$11,352	$12,159
Service revenues	2,832	3,103	8,554	9,081
Total sales and service revenues	6,612	7,071	19,906	21,240
Cost of Sales and Service Revenues
Cost of product sales	2,700	2,918	8,204	8,986
Cost of service revenues	2,498	2,856	7,512	8,283
General and administrative expenses	589	574	1,713	1,819
Operating income	825	723	2,477	2,152
Other (expense) income
Interest expense	(57)	(64)	(168)	(206)
Other, net	(13)	13	(8)	10
Earnings from continuing operations before income taxes	755	672	2,301	1,956
Federal and foreign income tax expense	235	224	765	358
Earnings from continuing operations	520	448	1,536	1,598
Earnings from discontinued operations, net of tax		49	34	79
Net earnings	$ 520	$ 497	$ 1,570	$ 1,677
Basic Earnings Per Share
Continuing operations	$ 1.89	$ 1.53	$ 5.43	$ 5.35
Discontinued operations		.16	.12	.27
Basic earnings per share	$ 1.89	$ 1.69	$ 5.55	$ 5.62
Weighted-average common shares outstanding, in millions	274.9	293.5	283.1	298.6
Diluted Earnings Per Share
Continuing operations	$ 1.86	$ 1.51	$ 5.34	$ 5.28
Discontinued operations		.16	.11	.26
Diluted earnings per share	$ 1.86	$ 1.67	$ 5.45	$ 5.54
Weighted-average diluted shares outstanding, in millions	279.3	297.6	287.9	302.5
Net earnings (from above)	$ 520	$ 497	$ 1,570	$ 1,677
Other comprehensive (loss) income
Change in cumulative translation adjustment	(25)	18	2	(34)
Change in unrealized gain on marketable securities and cash flow hedges, net of tax			(2)
Change in unamortized benefit plan costs, net of tax	22	39	57	118
Other comprehensive (loss) income, net of tax	(3)	57	57	84
Comprehensive income	$ 517	$ 554	$ 1,627	$ 1,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

	September 30,	December 31,
$ in millions	2011	2010
Assets
Cash and cash equivalents	$ 2,946	$ 3,701
Accounts receivable, net of progress payments	3,328	3,329
Inventoried costs, net of progress payments	884	896
Current deferred tax assets	393	419
Prepaid expenses and other current assets	135	244
Assets of discontinued operations		5,212
Total current assets	7,686	13,801
Property, plant, and equipment, net of accumulated depreciation of $3,897 in 2011 and $3,712 in 2010	3,010	3,045
Goodwill	12,376	12,376
Other purchased intangibles, net of accumulated amortization of $1,641 in 2011 and $1,613 in 2010	164	192
Pension and post-retirement plan assets	355	320
Non-current deferred tax assets	487	721
Miscellaneous other assets	1,022	1,076
Total assets	$25,100	$31,531

Liabilities
Notes payable to banks	$16	$10
Current portion of long-term debt	23	774
Trade accounts payable	1,338	1,573
Accrued employees’ compensation	1,076	1,146
Advance payments and billings in excess of costs incurred	1,744	1,969
Other current liabilities	1,524	1,763
Liabilities of discontinued operations		2,792
Total current liabilities	5,721	10,027
Long-term debt, net of current portion	3,936	3,940
Pension and post-retirement plan liabilities	2,591	3,089
Other long-term liabilities	901	918
Total liabilities	13,149	17,974

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2011—265,540,830; 2010—290,956,752	266	291
Paid-in capital	4,460	7,778
Retained earnings	9,401	8,245
Accumulated other comprehensive loss	(2,176)	(2,757)
Total shareholders’ equity	11,951	13,557
Total liabilities and shareholders’ equity	$25,100	$31,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
$ in millions	2011	2010
Operating Activities
Sources of Cash—Continuing Operations
Cash received from customers
Progress payments	$ 3,119	$ 3,149
Collections on billings	16,527	17,610
Other cash receipts	103	18
Total sources of cash—continuing operations	19,749	20,777
Uses of Cash—Continuing Operations
Cash paid to suppliers and employees	(17,131)	(18,219)
Pension contributions	(572)	(415)
Interest paid, net of interest received	(205)	(248)
Income taxes paid, net of refunds received	(791)	(933)
Excess tax benefits from stock-based compensation	(24)	(12)
Other cash payments		(34)
Total uses of cash—continuing operations	(18,723)	(19,861)
Cash provided by continuing operations	1,026	916
Cash (used in) provided by discontinued operations	(232)	150
Net cash provided by operating activities	794	1,066
Investing Activities
Continuing Operations
Contribution received from the spin-off of Shipbuilding business	1,429
Additions to property, plant, and equipment	(324)	(301)
Decrease in restricted cash	34	5
Other investing activities, net	13	8
Cash provided by (used in) investing activities by continuing operations	1,152	(288)
Cash used in investing activities by discontinued operations	(63)	(93)
Net cash provided by (used in) investing activities	1,089	(381)
Financing Activities
Common stock repurchases	(1,598)	(1,060)
Payments of long-term debt	(750)	(91)
Dividends paid	(414)	(408)
Proceeds from exercises of stock options and issuances of common stock	97	112
Excess tax benefits from stock-based compensation	24	12
Other financing activities, net	3	3
Net cash used in financing activities	(2,638)	(1,432)
Decrease in cash and cash equivalents	(755)	(747)
Cash and cash equivalents, beginning of period	3,701	3,275
Cash and cash equivalents, end of period	$ 2,946	$ 2,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Nine Months Ended September 30
$ in millions	2011	2010
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$1,570	$1,677
Net earnings from discontinued operations	(34)	(79)
Adjustments to reconcile to net cash provided by operating activities
Depreciation	334	312
Amortization of assets	53	83
Stock-based compensation	97	103
Excess tax benefits from stock-based compensation	(24)	(12)
(Increase) decrease in
Accounts receivable, net	(20)	(558)
Inventoried costs, net	22	(46)
Prepaid expenses and other current assets	11	(2)
Increase (decrease) in
Accounts payable and accruals	(848)	(417)
Deferred income taxes	205	85
Income taxes payable	4	(121)
Retiree benefits	(416)	(61)
Other, net	72	(48)
Cash provided by continuing operations	1,026	916
Cash (used in) provided by discontinued operations	(232)	150
Net cash provided by operating activities	$794	$1,066
Non-Cash Investing and Financing Activities
Share repurchases accrued in accounts payable	$63	$6
Capital expenditures accrued in accounts payable	31	26
Capital expenditures accrued in liabilities from discontinued operations		29

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30
$ in millions, except per share amounts	2011	2010
Common Stock
At beginning of period	$ 291	$ 307
Common stock repurchased	(28)	(18)
Employee stock awards and options	3	3
At end of period	266	292
Paid-in Capital
At beginning of period	7,778	8,657
Common stock repurchased	(1,626)	(1,026)
Employee stock awards and options	182	196
Spin-off of Shipbuilding business	(1,874)
At end of period	4,460	7,827
Retained Earnings
At beginning of period	8,245	6,737
Net earnings	1,570	1,677
Dividends declared	(414)	(409)
At end of period	9,401	8,005
Accumulated Other Comprehensive Loss
At beginning of period	(2,757)	(3,014)
Other comprehensive income, net of tax	57	84
Spin-off of Shipbuilding business	524
At end of period	(2,176)	(2,930)
Total shareholders’ equity	$11,951	$13,194
Cash dividends declared per share	$ 1.47	$ 1.37

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

Spin-off of Shipbuilding Business – Effective as of March 31, 2011, the company completed the spin-off to its shareholders of Huntington Ingalls Industries (HII). HII operates the business that was previously the Shipbuilding segment (Shipbuilding) of the company prior to the spin-off. The spin-off was the culmination of the company’s decision to explore strategic alternatives for Shipbuilding as it was determined to be in the best interests of shareholders, customers, and employees by allowing both the company and Shipbuilding to pursue more effectively their respective opportunities to maximize value. As a result of the spin-off, assets, liabilities and results of operations for the former Shipbuilding segment have been reclassified as discontinued operations for all periods presented. See Note 5 for further information.

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	$(0,000	$(0,000
$ in millions	September 30, 2011	December 31, 2010
Cumulative translation adjustment	$ 2	$ —
Net unrealized gain on marketable securities and cash flow hedges, net of tax expense of $2 as of September 30, 2011, and $3 as of December 31, 2010	3	5
Unamortized benefit plan costs, net of tax benefit of $1,410 as of September 30, 2011, and $1,801 as of December 31, 2010	(2,181)	(2,762)
Total accumulated other comprehensive loss	$(2,176)	$(2,757)

The changes in the unamortized benefit plan costs, net of tax, were $57 million and $118 million for the nine months ended September 30, 2011 and 2010, respectively, and are included in other comprehensive income in the

NORTHROP GRUMMAN CORPORATION

condensed consolidated statements of operations. As a result of the spin-off of Shipbuilding, the company reduced accumulated other comprehensive loss by $524 million as of March 31, 2011, for the after-tax unamortized benefit plan costs related to Shipbuilding.

Unamortized benefit plan costs consist primarily of net after-tax actuarial loss amounts totaling $2,164 million and $2,771 million as of September 30, 2011, and December 31, 2010, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions. Net actuarial gains or losses are amortized to expense when they exceed ten percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over ten years, which represents the approximate average future service period of employees.

2.    ACCOUNTING STANDARDS UPDATES

Accounting standards updates effective after September 30, 2011, are not expected to have a material effect on the company’s consolidated financial position or results of operations.

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

Diluted Earnings Per Share – Diluted earnings per share include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.4 million shares and 4.8 million shares for the three and nine months ended September 30, 2011. The dilutive effect of these securities totaled 4.1 million shares and 3.9 million shares for the three and nine months ended September 30, 2010. The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2011, exclude anti-dilutive stock options to purchase approximately 3.6 million and 2.8 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the period. The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2010, exclude anti-dilutive stock options to purchase approximately 4.5 million and 2.6 million shares, respectively.

Share Repurchases – The table below summarizes the company’s share repurchases during the periods:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Average Price Per Share(2)	Total Shares Retired (in millions)	Date Completed	Nine Months Ended September 30
					2011	2010

December 19, 2007	$3,600	$59.82	60.2	August 2010		15.7
June 16, 2010(1)	4,245	58.24	32.4		28.4	2.1
					28.4	17.8

NORTHROP GRUMMAN CORPORATION

(1)	On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. On April 25, 2011, after the company had repurchased shares totaling $245 million, the company’s board of directors authorized an increase to the remaining share repurchase authorization to $4.0 billion. As of September 30, 2011, the company had $2.4 billion remaining under this authorization for share repurchases.
(2)	Includes commissions paid and calculated as the average price paid per share under the respective repurchase program.

Under the outstanding share repurchase authorization, the company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) on May 2, 2011, to repurchase 15.6 million shares of common stock at an initial price of $64.17 per share for a total of $1.0 billion. Under this agreement, Goldman Sachs immediately borrowed shares that were sold to and canceled by the company. Subsequently, Goldman Sachs began purchasing shares in the open market to settle its share borrowings. The cost of the company’s initial share repurchase was subject to adjustment based on the actual cost of the shares subsequently purchased by Goldman Sachs. On August 16, 2011, Goldman Sachs completed its share repurchases and paid the company a cash refund of $19 million for the final price adjustment, which was recorded as an adjustment to paid-in capital. The final average purchase price of the shares repurchased under the agreement was $62.54 per share, including commissions and certain other fees.

Additional share repurchases take place at management’s discretion or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Under these programs, additional share repurchases took place during the quarter ended September 30, 2011 after the completion of the accelerated share repurchase program with Goldman Sachs. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.

5.    BUSINESS DISPOSITIONS

Spin-off of Shipbuilding Business – Effective March 31, 2011, the company completed the spin-off to its shareholders of HII. The company made a pro rata distribution to its shareholders of one share of HII common stock for every six shares of the company’s common stock held on the record date of March 30, 2011, or 48.8 million shares of HII common stock. There was no gain or loss recognized by the company as a result of the spin-off transaction. In connection with the spin-off, HII issued $1,200 million in senior notes and entered into a credit facility with third-party lenders that included a $650 million revolver and a $575 million term loan. HII used a portion of the proceeds of the debt and credit facility to fund a $1,429 million cash contribution to the company.

Prior to the completion of the spin-off, the company and HII entered into a Separation and Distribution Agreement dated March 29, 2011, and several other agreements that govern the post-separation relationship. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations following the spin-off, including employee benefits, intellectual property, information technology, insurance, and tax-related assets and liabilities. The agreements also describe the company’s commitments to provide HII with certain transition services for up to one year following the spin-off and the costs incurred for such services to be reimbursed by HII. This transitional support is intended to enable HII to establish its stand alone processes to assume full responsibility for various activities that were previously provided by the company and does not constitute significant continuing support of HII’s operations.

In connection with the spin-off, the company incurred $28 million and $21 million of non-deductible transaction costs for the nine months ended September 30, 2011 and 2010, respectively, which have been included in discontinued operations. The company has incurred total transaction costs in connection with the spin-off of approximately $60 million.

National Security Technologies Deconsolidation – Effective January 1, 2011, the company reduced its participation in the National Security Technologies joint venture (NSTec). As a result of the reduced participation in the joint venture, the company no longer consolidates NSTec’s results in the company’s condensed consolidated financial

NORTHROP GRUMMAN CORPORATION

statements. NSTec’s sales that were included in the company’s consolidated sales and service revenues for the nine months ended September 30, 2010 were $451 million.

Sale of Advisory Services Division – In December 2009, the company sold its Advisory Services Division (ASD) for $1.65 billion in cash to an investor group led by General Atlantic, LLC and affiliates of Kohlberg Kravis Roberts & Co. L.P. and recognized a gain of $15 million, net of taxes. During the nine months ended September 30, 2010, favorable adjustments totaling $13 million, net of taxes, were recorded to reflect the purchase price adjustment called for under the sale agreement and the utilization of additional capital loss carry-forwards. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other Northrop Grumman businesses also in the Information Systems segment that provided systems engineering technical assistance and other analysis and advisory services.

Discontinued Operations – Earnings for the Shipbuilding business and gains from previous divestitures, reported as discontinued operations, are presented in the following table:

	$00,000	$00,000	$00,000	$00,000	$00,000
	Three Months Ended			Nine Months Ended
	September 30			September 30
$ in millions	2011	2010		2011	2010
Sales and service revenues	$ —	$1,666		$1,646	$4,980
Earnings from discontinued operations		75		59	121
Income tax expense		(34)		(26)	(57)
Earnings, net of tax		41		33	64
Gain (loss) on divestiture		(1)		2	10
Income tax benefit (expense)		9		(1)	5
Gain on divestitures, net of tax		8		1	15
Earnings from discontinued operations, net of tax	$ —	$49		$34	$79

The major classes of assets and liabilities included in discontinued operations for the Shipbuilding business are presented in the following table:

$0,000
$ in millions	December 31, 2010
Assets
Current assets	$1,315
Property, plant, and equipment, net	1,997
Goodwill	1,141
Other assets	759
Total assets of discontinued operations	$5,212
Liabilities
Trade accounts payable	$ 274
Other current liabilities	955
Current liabilities	1,229
Long-term liabilities	1,563
Total liabilities of discontinued operations	$2,792

NORTHROP GRUMMAN CORPORATION

6.    SEGMENT INFORMATION

The company is aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services.

The following table presents segment sales and service revenues for the three and nine months ended September 30, 2011, and 2010:

	$00,000	$00,000	$00,000	$00,000	$00,000
	Three Months Ended September 30			Nine Months Ended September 30
$ in millions	2011	2010		2011	2010
Sales and service revenues
Aerospace Systems	$2,572	$2,706		$ 7,900	$ 8,244
Electronic Systems	1,905	1,874		5,504	5,740
Information Systems	1,955	2,123		6,011	6,310
Technical Services	680	871		2,024	2,435
Intersegment eliminations	(500)	(503)		(1,533)	(1,489)
Total sales and service revenues	$6,612	$7,071		$19,906	$21,240

The following table presents segment operating income reconciled to total operating income for the three and nine months ended September 30, 2011 and 2010:

	$00,000	$00,000	$00,000	$00,000	$00,000
	Three Months Ended September 30			Nine Months Ended September 30
$ in millions	2011	2010		2011	2010
Operating income
Aerospace Systems	$304	$303		$ 936	$ 934
Electronic Systems	293	261		814	751
Information Systems	187	190		570	578
Technical Services	55	56		160	157
Intersegment eliminations	(62)	(50)		(198)	(163)
Total segment operating income	777	760		2,282	2,257
Non-segment factors affecting operating income
Unallocated corporate expenses	(48)	(34)		(96)	(99)
Net pension adjustment	100	(1)		302	2
Royalty income adjustment	(4)	(2)		(11)	(8)
Total operating income	$825	$723		$2,477	$2,152

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

Net Pension Adjustment – The net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. The increase in net pension adjustment for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, is primarily due to decreased GAAP pension expense resulting from higher estimated investment income on greater plan investment assets as of the beginning of the year.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

NORTHROP GRUMMAN CORPORATION

7.    INCOME TAXES

The company’s effective tax rates on income from continuing operations were 31.1 percent and 33.2 percent for the three and nine months ended September 30, 2011, respectively, compared to 33.3 percent and 18.3 percent for the three and nine months ended September 30, 2010, respectively. In the third quarter of 2011, the company recognized net tax benefits of $14 million, primarily due to finalizing the research and development tax credits and manufacturing deductions claimed upon filing the 2010 tax return. In the second quarter of 2010, the company received final approval from the Internal Revenue Service (IRS) and the U.S. Congressional Joint Committee on Taxation of the IRS’ examination of the company’s tax returns for the years 2004 through 2006. As a result of the settlement, the company recognized net tax benefits of approximately $298 million (of which $66 million was in cash), which were recorded as a reduction to the company’s provision for income taxes. In connection with the settlement, the company also reduced its liability for uncertain tax positions, including previously accrued interest, by $311 million. The company’s effective tax rates for the three and nine months ended September 30, 2011 and 2010, differ from the statutory federal rate primarily due to manufacturing deductions and research and development credits, and, in 2010, for the tax settlement with the IRS.

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The IRS is currently conducting an examination of the company’s tax returns for the years 2007 through 2009. Open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.

8.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill at both September 30, 2011, and December 31, 2010, were as follows:

$ in millions	Aerospace Systems	Electronic Systems	Information Systems	Technical Services	Total
Goodwill	$3,801	$2,402	$5,248	$925	$12,376

Accumulated goodwill impairment losses at September 30, 2011, and December 31, 2010, totaled $570 million at the Aerospace Systems segment.

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets:

	September 30, 2011			December 31, 2010
$ in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$1,705	$(1,554)	$151	$1,705	$(1,531)	$174
Other purchased intangibles	100	(87)	13	100	(82)	18
Total	$1,805	$(1,641)	$164	$1,805	$(1,613)	$192

The company’s purchased intangible assets are subject to amortization and have been amortized on a straight-line basis over an original aggregate weighted-average period of 18 years. Aggregate amortization expense for the three and nine months ended September 30, 2011, was $10 million and $28 million, respectively. Aggregate amortization expense for the three and nine months ended September 30, 2010, was $17 million and $53 million, respectively.

NORTHROP GRUMMAN CORPORATION

The table below shows expected amortization for purchased intangibles for the remainder of 2011 and for the next five years:

$ in millions
Year ending December 31
2011 (October 1—December 31)	$9
2012	36
2013	29
2014	16
2015	15
2016	11

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents fair value information for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010:

$ in millions	September 30, 2011		December 31, 2010
Financial Assets (Liabilities)	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable Securities(1)
Trading	$ 215	$ 215	$ 320	$ 320
Available-for-Sale	6	6	10	10
Derivatives	9	9	11	11
Long-term debt, including current portion	$(3,975)	$(4,760)	$(4,724)	$(5,100)

(1)	Includes $1 million and $68 million in prepaid and other current assets and $220 million and $262 million in miscellaneous other assets at September 30, 2011, and December 31, 2010, respectively.

There were no material transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended September 30, 2011, and the year ended December 31, 2010.

The carrying amounts of all other financial instruments not shown above approximate fair value due to their short term nature.

Investments in Marketable Securities – The company holds a portfolio of marketable securities, primarily consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value and are valued using Level 1 inputs. In June 2011, the company sold marketable securities classified as trading securities for $69 million, resulting in a $3 million realized gain recorded in other, net in the condensed consolidated statements of operations.

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

NORTHROP GRUMMAN CORPORATION

The table below summarizes the notional values of our derivative portfolio as of September 30, 2011, and December 31, 2010:

$ in millions	2011	2010
Designated as cash flow hedges:
Foreign currency buy	$39	$40
Foreign currency sell	116	86
Interest rate swaps		200
Not designated as cash flow hedges:
Foreign currency buy	2	8
Foreign currency sell	77	75
Total notional value	$234	$409

Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value, and substantially all of these instruments are valued using Level 2 inputs. Where model-derived valuations are appropriate, the company utilizes the income approach to determine fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rate as the discount rate. While all other changes in the fair value of derivative financial instruments are recorded in earnings from continuing operations, the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as effective cash flow hedges are recorded in other comprehensive income. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

For derivative financial instruments not designated as hedging instruments, as well as the ineffective portion of cash flow hedges, the gains or losses resulting from changes in the fair value are reported in Other, net in the condensed consolidated statements of operations. Unrealized gains or losses on the effective cash flow hedges are reclassified from other comprehensive income to earnings from continuing operations upon the settlement of the underlying transactions. The derivative fair values and related unrealized gains and losses at September 30, 2011, and December 31, 2010, were not material.

Long-Term Debt – The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. In February 2011, the company repaid notes with a face value of $750 million and an interest rate of 7.125% upon their maturity.

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

U.S. Government Investigations and Claims – Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments, compensatory or treble damages or non-monetary relief. U.S. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or the use of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company’s reliance on government contracts and authorizations.

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

On March 27, 2007, the U.S. District Court for the Central District of California consolidated two Employee Retirement Income Security Act (ERISA) lawsuits that had been separately filed on September 28, 2006, and January 3, 2007, into In Re Northrop Grumman Corporation ERISA Litigation. The plaintiffs filed a consolidated Amended Complaint on September 15, 2010, alleging breaches of fiduciary duties by the Administrative Committees and the Investment Committees (as well as certain individuals who served on or supported those Committees) for two 401(k) Plans sponsored by Northrop Grumman Corporation. The company itself is not a defendant in the lawsuit. The plaintiffs claim that these alleged breaches of fiduciary duties caused the Plans to incur excessive administrative and investment fees and expenses to the detriment of the Plans’ participants. On August 6, 2007, the District Court denied plaintiffs’ motion for class certification, and the plaintiffs appealed the District Court’s decision on class certification to the U.S. Court of Appeals for the Ninth Circuit. On September 8, 2009, the Ninth Circuit vacated the Order denying class certification and remanded the issue to the District Court for further consideration. As required by the Ninth Circuit’s Order, the case was also reassigned to a different judge. By order dated March 29, 2011, the District Court granted the plaintiffs’ motion for class certification. The District Court held a hearing on May 16, 2011 on various cross motions for summary judgment. The supplemental briefing requested by the District Court has been filed and the motions have been submitted. No trial date has been set. Based upon the information available to the company to date, the company believes that the defendants have substantive defenses to any potential claims but can give no assurance that they will prevail in this litigation.

On June 22, 2007, a putative class action was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al., in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer-funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008, the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the employer-funded component of the pension benefit. After the remand, the plaintiffs filed a motion to certify a class. The parties also filed cross-motions for summary judgment. On January 26, 2010, the District Court granted summary judgment in favor of the Plan and denied the plaintiffs’ motion for summary judgment. The District Court also denied the plaintiffs’ motion for class certification and struck the trial date of March 23, 2010, as unnecessary given the District Court’s grant of summary judgment for the Plan. The plaintiffs appealed the District Court’s order to the Ninth Circuit.

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

NORTHROP GRUMMAN CORPORATION

11.    COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2011, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

Contract Terminations – The company’s U. S. Government contracts generally contain provisions that enable the customer to terminate a contract for default, or for the convenience of the government. In general, a partial or complete termination for default can result from a contractor’s actual or anticipated failure to perform its contractual obligations. In most instances, the government is required to provide written notice to the contractor of the performance deficiency and allow the contractor a specified period of time to cure the deficiency or explain why the contract should not be terminated. If the contract is terminated for default, the contractor may not be entitled to recover any of its costs on partially completed work and may be liable to the government for any excess re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages.

Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the U. S. Government that the contract be terminated. Under a termination for convenience, the contractor is typically paid in accordance with the contract’s terms for costs incurred under the contract prior to the effective date of termination, plus a reasonable profit or fee and settlement expenses.

In either termination event, the amount the contractor ultimately receives in settlement on the contract is subject to negotiation and agreement with the U. S. Government. If the parties are unable to reach a settlement, the amount may be unilaterally determined by the government, subject to judicial review. If the contractor incurs costs in excess of the amount of funds obligated on the contract, it is at risk for reimbursement of those costs unless additional appropriated funds are available. Most, but not all, of the company’s U. S. Government contracts provide funding for the customer’s contract termination liabilities such that the company is not at risk for recovery of its properly determined contract termination claims. At September 30, 2011, the company had no substantial contract terminations in process for which the customer had insufficient termination funding.

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees obligations of its subsidiaries under certain contracts. Generally, the company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically the company has not incurred any substantial liabilities as a result of these guarantees.

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

At September 30, 2011, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters –  The estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the

NORTHROP GRUMMAN CORPORATION

Environmental Protection Agency, or similarly designated by other environmental agencies. To assess the potential impact on the company’s financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that the range of reasonably possible future costs for environmental remediation sites is $300 million to $729 million. As of September 30, 2011, amounts accrued for probable environmental remediation costs are $328 million, of which $120 million is accrued in other current liabilities and $208 million is accrued in other long-term liabilities in the condensed consolidated statements of financial position. These accruals do not include any litigation costs or potential liabilities to third parties related to environmental matters, nor do they include amounts recorded as asset retirement obligations. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs (current portion) and miscellaneous other assets (non-current portion) in the condensed consolidated statements of financial position. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2011, there were $210 million of stand-by letters of credit, $189 million of bank guarantees, and $141 million of surety bonds outstanding.

Credit Facilities – In September 2011, the company entered into two senior unsecured credit facilities (the Credit Agreements) in an aggregate principal amount of $2 billion. The first Credit Agreement amended the company’s $2 billion five-year credit facility dated August 10, 2007, by reducing the aggregate principal amount available under the facility by $500 million to $1.5 billion and extending the maturity date to September 2016. The second Credit Agreement is a new 364-day revolving credit facility in an aggregate principal amount of $500 million.

The Credit Agreements contain covenants substantially similar to those of the previous five-year credit facility, which restrict the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its consolidated debt to capitalization (as set forth in the Credit Agreements) to exceed 65 percent. The company was in compliance with all covenants under the Credit Agreements on September 30, 2011. At September 30, 2011, there was no balance outstanding under either of these facilities.

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

NORTHROP GRUMMAN CORPORATION

outcome of any such matters would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations, for the three and nine months ended September 30, 2011, was $111 million and $326 million, respectively, and was $106 million and $343 million for the three and nine months ended September 30, 2010, respectively. These amounts are net of immaterial amounts of sublease rental income.

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

12.    RETIREMENT BENEFITS

The cost of the company’s pension plans and post-retirement medical and life benefit plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Medical and		Pension		Medical and
	Benefits		Life Benefits		Benefits		Life Benefits
$ in millions	2011	2010	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$ 130	$ 133	$ 8	$ 8	$ 390	$ 399	$ 24	$ 24
Interest cost	305	304	29	30	915	912	87	90
Expected return on plan assets	(423)	(380)	(16)	(14)	(1,269)	(1,140)	(48)	(42)
Amortization of:
Prior service cost (credit)	6	9	(13)	(13)	18	27	(39)	(39)
Net loss from previous years	41	51	3	5	123	153	9	15
Net periodic benefit cost	$ 59	$ 117	$ 11	$ 16	$ 177	$ 351	$ 33	$ 48
Defined contribution plans cost	$ 64	$ 77			$ 225	$ 243

Employer Contributions – The company’s required minimum funding in 2011 for its pension plans and its medical and life benefit plans are approximately $59 million and $124 million, respectively. For the nine months ended September 30, 2011, contributions of $572 million have been made to the company’s pension plans, including voluntary pension contributions totaling $500 million, and contributions of $73 million have been made to the company’s post-retirement medical and life benefit plans.

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, including certain bargaining unit employees. Company contributions for most plans are based on a cash-matching of employee contributions up to 4 percent of compensation. In addition

NORTHROP GRUMMAN CORPORATION

to the 401(k) defined contribution benefit plan, non-represented employees hired after June 30, 2008, are eligible to participate in a company-sponsored defined contribution program in lieu of a defined benefit pension plan.

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

13.    STOCK COMPENSATION PLANS

On May 18, 2011, the shareholders of the company approved the company’s 2011 Long Term Incentive Stock Plan (the 2011 Plan), which replaced the expired 2001 Long-Term Incentive Stock Plan (the 2001 Plan). At September 30, 2011, Northrop Grumman had stock-based compensation awards outstanding under the 2011 Plan and the 2001 Plan, which are applicable to employees, as well as under the 1993 Stock Plan for Non-Employee Directors and 1995 Stock Plan for Non-Employee Directors, as amended. Each of these plans was approved by the company’s shareholders. In addition, as a result of prior acquisitions there are other stock-based compensation awards outstanding. Stock-based compensation awards authorized under these employee plans include stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance shares and similar rights to purchase or acquire shares.

Under the 2011 Plan, the company is authorized to issue or transfer shares of common stock pursuant to any of the types of awards mentioned above. At September 30, 2011, the aggregate number of shares that may be issued or transferred pursuant to awards under the 2011 Plan is 46.1 million shares, including 7.1 million shares from the 2001 Plan that were previously authorized and available to be issued at the date the 2001 Plan expired. In addition, in the event that outstanding awards under the 2001 plan expire or terminate without being exercised or paid, as the case may be, such shares (the Forfeited Shares) will become available for award under the 2011 Plan. Shares issued under the 2011 Plan other than for stock options, stock appreciation rights and the Forfeited Shares will be counted against the 2011 Plan’s aggregate share limit as 4.5 shares for every one share actually issued in connection with the award; any shares issued for stock options, stock appreciation rights and the Forfeited Shares will be counted against the remaining shares on a one for one basis. The 2011 Plan provides equity-based award grants to non-employee directors.

Shipbuilding Spin-off Adjustments – As a result of the spin-off of Shipbuilding, effective March 31, 2011, all outstanding stock-based compensation awards related to HII employees and retirees were assumed by HII. Also effective with the spin-off, the share amounts for all remaining Northrop Grumman outstanding stock options and stock awards, and the strike price for stock options were adjusted to maintain the aggregate intrinsic value of the grants at the date of the spin-off pursuant to the terms of the company’s applicable stock-based compensation plans. Taking into account the change in the value of the company’s common stock as a result of the distribution of the HII shares to the company’s shareholders, the conversion ratio for the remaining stock options and stock awards was 1.09. For stock options, the net effect of these adjustments resulted in an increase to the stock options outstanding due to the limited number of stock options applicable to and assumed by HII for Shipbuilding employees. For stock awards, the net effect was a decrease in stock awards outstanding as the number of shares assumed by HII for Shipbuilding employees exceeded the impact of the adjustment to the remaining Northrop Grumman employees. The Shipbuilding spin-off adjustments are reflected in the stock option and stock award tables below.

Compensation Expense

Total pre-tax stock-based compensation expense for the nine months ended September 30, 2011, and 2010, was $97 million and $99 million, respectively, of which $10 million and $22 million related to stock options and $87 million and $77 million related to stock awards, respectively. Tax benefits recognized in the condensed

NORTHROP GRUMMAN CORPORATION

consolidated statements of operations for stock-based compensation during the nine months ended September 30, 2011, and 2010, were $39 million in each period. In addition, the company realized tax benefits of $18 million and $13 million from the exercise of stock options and $32 million and $34 million from the issuance of stock awards in the nine months ended September 30, 2011, and 2010, respectively. As a result of the spin-off of HII described in Note 5, stock-based compensation for HII employees of $3 million and $11 million has been recorded in discontinued operations for the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, there was $181 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $16 million relate to stock options and $165 million relate to stock awards. These amounts are expected to be charged to expense over a weighted-average period of 1.4 years.

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

The significant weighted-average assumptions relating to the valuation of the company’s stock options granted during the nine months ended September 30, 2011 and 2010, were as follows:

	2011	2010
Dividend yield	2.7%	2.9%
Volatility rate	25%	25%
Risk-free interest rate	2.4%	2.3%
Expected option life (years)	6	6

The company grants stock options primarily to executives, and the expected term of six years is based on these employees’ exercise behavior. In 2009, the company granted stock options to non-executives and assigned an expected term of five years for valuing these stock options. The company believes that this stratification of expected terms best represents future expected exercise behavior between the two employee groups. The shorter expected life of non-executive employee stock options had an insignificant effect on the weighted average expected option life for the nine months ended September 30, 2011, and 2010.

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2011 and 2010, was $14 and $11 per share, respectively.

NORTHROP GRUMMAN CORPORATION

Stock option activity for the nine months ended September 30, 2011, was as follows:

	Shares under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at January 1, 2011	13,221	$55	3.8 years	$149
Granted	805	63
Exercised	(2,277)	44
Canceled and forfeited	(86)	57
Shipbuilding spin-off adjustments	150	59
Outstanding at September 30, 2011	11,813	$53	3.6 years	$ 48
Vested and expected to vest in the future at September 30, 2011	11,785	$53	3.6 years	$ 48
Exercisable at September 30, 2011	9,028	$52	3.0 years	$ 42

The total intrinsic value of stock options exercised during the nine months ended September 30, 2011, and 2010, was $44 million and $32 million, respectively. Intrinsic value is measured as the excess of the fair market value at the date of exercise (for stock options exercised) or at September 30, 2011 (for outstanding options), over the applicable exercise price.

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

Stock award activity for the nine months ended September 30, 2011, was as follows:

	Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2011	4,300	$53	1.5 years
Granted	1,640	63
Vested	(56)	65
Forfeited	(322)	50
Shipbuilding spin-off adjustments	(252)	47
Outstanding at September 30, 2011	5,310	$53	1.2 years

There were 2.2 million stock awards granted in the nine months ended September 30, 2010, with a weighted-average grant date fair value of $60 per share. During the nine months ended September 30, 2011 and 2010, the company issued 1.4 million and 1.3 million shares, respectively, to employees in settlement of prior year stock awards that became fully vested, which had total fair values at issuance of $87 million and $76 million, respectively, and grant date fair values of $101 million and $91 million, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of performance adjustments (described above) and changes in the fair market value of the company’s common stock.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Falls Church, Virginia

We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and of cash flows and of changes in shareholders’ equity for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 8, 2011 (June 16, 2011, as to the reclassification of the Shipbuilding segment as discontinued operations as described in Note 1), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/  Deloitte & Touche LLP

       McLean, Virginia

       October 25, 2011

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

Business Outlook and Operational Trends – Except as discussed below under “Economic Opportunities, Challenges, and Risks” and in Part II, Item 1A, of this report, there have been no material changes to our products and services, industry outlook, or business trends from those disclosed in our 2010 Form 10-K other than the spin-off of our Shipbuilding business to our shareholders effective March 31, 2011, which is reflected in our Form 8-K dated June 17, 2011.

Economic Opportunities, Challenges, and Risks – Our industry’s business environment continues to be shaped by policy and budget decisions and the economic conditions of our primary customer, the U.S. Government. Recent actions of Congress and the Administration indicate an ongoing emphasis on federal budget deficit reduction. Near-term budget decisions by the Administration and Congress may considerably reduce discretionary spending, of which defense constitutes the majority share. Defense spending is nevertheless expected to remain a national priority within future federal budgets, and we anticipate remaining a valued provider of critical capabilities and services.

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the Budget Act) in order to raise the federal debt ceiling and reduce spending. The Budget Act consists of two parts and could have a significant impact on future defense spending levels. The first part mandates sizeable reductions in defense spending over the next decade. These spending level reductions are generally consistent with spending reductions President Obama and his advisors have previously discussed. The second part of the Budget Act requires a Congressional Joint Committee to propose major deficit reductions achieved through spending reductions, revenue increases, and/or entitlement reform. If this proposal is not enacted by January 15, 2012, then under the Budget Act, very substantial, across-the-board, spending reductions would be applied to discretionary spending from fiscal year 2013 through fiscal year 2021. Any of these reductions could have a significant impact on our business and financial results. Currently, we are unable to predict the likelihood of this occurring or the extent to which any reductions would impact total funding and/or individual funding for programs in which we participate.

Uncertainty over forthcoming budget plans and national security spending levels may prove challenging for our customer community, as well as our industry. We understand the DoD is finalizing a strategic review intended to guide its budgeting decisions. Of interest will be the size and scope of the DoD’s adjustments to its current plans and the degree to which new budget reductions may affect each of investment spending, operations and support funding.

NORTHROP GRUMMAN CORPORATION

We expect U.S. force levels and war-time budget resources committed to Iraq and Afghanistan to continue to draw down. As spending on counterinsurgency warfare is reduced, there is rising industry interest in the extent to which the DoD may re-evaluate the role and structure of the military.

The U.S. is expected to continue to maintain a range of powerful military capabilities to support U.S. national security interests, even amidst economic difficulties and reductions in defense spending levels, and will continue to need many of the sophisticated capabilities that we provide. Our development portfolio includes such key areas as long range strike, missile defense, cybersecurity, unmanned systems, defense electronics, information systems, satellite communications, directed energy applications, restricted programs, and intelligence surveillance and reconnaissance capabilities, among others. As a result, we believe we are well positioned to help the DoD meet its critical future capability requirements for protecting U.S. security in the years ahead.

For additional discussion of risks that may impact our business and industry, see Part II, Item 1A, of this report.

Cybersecurity – Our industry and the broader national security community are subject to various cybersecurity threats including, but not limited to, attempts to gain unauthorized access to sensitive information. We proactively work to assess and mitigate the evolving risks. In addition, Northrop Grumman has partnered with various industry and government participants, including the DoD, to collaborate around increased awareness and enhanced protections against cybersecurity threats. For additional discussion of the risks that we face due to security threats, including cybersecurity threats, see Part II, Item 1A, of this report.

Green Initiatives – We could be affected by future laws or regulations related to climate change concerns and other actions known as “green initiatives.” In 2009, we established a goal of reducing our greenhouse gas emissions over a five-year period through December 31, 2014. In 2010, we established goals for water usage and solid waste generation. To comply with laws, regulations and green initiatives, including our goals, we have incurred and expect to incur capital and operating costs, but at this time, such costs have not had, and we do not expect that such costs will have, a material adverse effect on our financial position, results of operations or cash flows.

Recent Developments in U.S. Government Cost Accounting Standards (CAS) Pension Recovery Rules – On May 10, 2010, the CAS Board published a Notice of Proposed Rulemaking (NPRM) that if adopted would provide a framework to partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) funding requirements. The NPRM would “harmonize” these rules by mitigating the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act (ERISA) minimum funding requirements. Until the final rule is published, and to the extent that the final rule does not completely eliminate mismatches between ERISA funding requirements and CAS pension costs, government contractors maintaining defined benefit pension plans will continue to experience a timing mismatch between required contributions and pension expenses recoverable under CAS. The final rule is currently expected to be issued in 2012 and to apply to contracts starting the year following the award of the first CAS covered contract after the effective date of the new rule. This would mean the rule would apply to our contracts in 2013. We anticipate that contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.

Notable Events – Notable events or activities during the nine months ended September 30, 2011, included the following:

■	We completed the spin-off of our Shipbuilding business (Huntington Ingalls Industries or HII) and this business is now reported within discontinued operations.

■	In connection with the spin-off of HII, we received a cash contribution of $1,429 million.

■	We reduced our participation in the National Security Technologies (NSTec) joint venture, which resulted in a $1,745 million reduction in contract backlog.

■	We repaid notes with a face value of $750 million.

NORTHROP GRUMMAN CORPORATION

■	We increased the quarterly common stock dividend, from $0.47 per share to $0.50 per share.

■	We repurchased 15.6 million shares of common stock under an accelerated share repurchase agreement totaling $981 million and have also repurchased 12.8 million shares of common stock on the open market for $673 million.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

There have been no material changes to our Critical Accounting Policies, Estimates, or Judgments from those discussed in our Form 8-K dated June 17, 2011, that recast certain portions of our 2010 Form 10-K.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2011	2010	2011	2010
Sales and service revenues	$6,612	$7,071	$19,906	$21,240
Cost of sales and service revenues	5,198	5,774	15,716	17,269
General and administrative expenses	589	574	1,713	1,819
Operating income	825	723	2,477	2,152
Interest expense	(57)	(64)	(168)	(206)
Other, net	(13)	13	(8)	10
Federal and foreign income tax expense	235	224	765	358
Discontinued operations		49	34	79
Diluted earnings per share from continuing operations	1.86	1.51	5.34	5.28
Cash provided by continuing operations	948	816	1,026	916

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

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues

Sales and service revenues consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Product sales	$3,780	$3,968	$11,352	$12,159
Service revenues	2,832	3,103	8,554	9,081
Sales and service revenues	$6,612	$7,071	$19,906	$21,240

Sales and service revenues for the three months ended September 30, 2011, decreased $459 million, as compared with the same period in 2010, reflecting lower sales at Aerospace Systems, Information Systems, and Technical Services. Sales and service revenues for the nine months ended September 30, 2011, decreased $1,334 million, as compared with the same period in 2010, reflecting lower sales in all operating segments.

Product sales for the three months ended September 30, 2011, decreased $188 million, as compared with the same period in 2010, primarily due to lower sales volume on space and manned aircraft programs at the Aerospace Systems segment, partially offset by higher sales volume on intelligence, marine and targeting systems at the Electronic Systems segment. Product sales for the nine months ended September 30, 2011, decreased $807 million, as compared with the same period in 2010, primarily due to lower sales volume on space and aircraft programs at the Aerospace Systems segment and lower sales volume in land and self protection systems at the Electronic Systems segment.

Service revenues for the three months ended September 30, 2011 decreased $271 million, as compared with the same period in 2010, primarily due to the reduced participation by our Technical Services segment in the NSTec joint venture effective January 1, 2011, resulting in no sales recorded for the joint venture in 2011, compared to $163 million in the same period in 2010, as well as lower sales volume on defense and civil systems at the Information Systems segment. Service revenues for the nine months ended September 30, 2011 decreased $527 million, as compared with the same period in 2010, primarily due to the reduced participation by the Technical Services segment in the NSTec joint venture, as described above, for which $451 million of service revenue was recorded in the same period in 2010, as well as lower sales volume on defense and civil systems at the Information Systems segment.

Cost of Sales and Service Revenues and General and Administrative Expenses Cost of sales and service revenues and general and administrative expenses are comprised of the following:
	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Cost of sales and service revenues
Cost of product sales	$2,700	$2,918	$ 8,204	$ 8,986
% of product sales	71.4%	73.5%	72.3%	73.9%
Cost of service revenues	2,498	2,856	7,512	8,283
% of service revenues	88.2%	92.0%	87.8%	91.2%
General and administrative expenses	589	574	1,713	1,819
% of total sales and service revenues	8.9%	8.1%	8.6%	8.6%
Cost of sales and service revenues and general and administrative expenses	$5,787	$6,348	$17,429	$19,088

Cost of Product Sales and Service Revenues – The decrease in cost of product sales as a percentage of product sales for the three and nine months ended September 30, 2011, as compared with the same periods in 2010, is primarily due to performance improvements in Aerospace Systems and Electronic Systems.

NORTHROP GRUMMAN CORPORATION

The decrease in cost of service revenues as a percentage of service revenues for the three and nine months ended September 30, 2011, as compared with the same periods in 2010, is primarily due to the effects of reduced participation in the NSTec joint venture by our Technical Services segment. Effective January 1, 2011, the company reduced its participation in this joint venture, and as a result no longer consolidates sales or cost of sales for the joint venture.

General and Administrative Expenses – In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses as a percentage of total sales and service revenues increased to 8.9 percent for the three months ended September 30, 2011, from 8.1 percent for the same period in 2010, primarily due to indirect costs remaining relatively constant while sales in the 2011 period declined. General and administrative expenses as a percentage of total sales and service revenues for the nine months ended September 30, 2011, is comparable to the same period in 2010.

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

We internally manage our operations by reference to “segment operating income.” Segment operating income is defined as operating income before unallocated corporate expenses and net pension adjustment, neither of which affect the operating results of segments, and the reversal from segment operating income of royalty income, which is classified as “other, net” for financial reporting purposes. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating income to total operating income:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Segment operating income	$777	$760	$2,282	$2,257
Unallocated corporate expenses	(48)	(34)	(96)	(99)
Net pension adjustment	100	(1)	302	2
Royalty income adjustment	(4)	(2)	(11)	(8)
Total operating income	$825	$723	$2,477	$2,152

Segment Operating Income – Segment operating income for the three months ended September 30, 2011, increased $17 million, or 2 percent, as compared with the same period in 2010. Segment operating income was 11.8 percent and 10.7 percent of sales and service revenues for the three months ended September 30, 2011 and 2010, respectively. Segment operating income for the nine months ended September 30, 2011, increased $25 million, or 1 percent, as compared with the same period in 2010. Segment operating income was 11.5 percent and 10.6 percent of sales and service revenues for the nine months ended September 30, 2011 and 2010, respectively. Performance improvements at Aerospace Systems and Electronic Systems and the effects of the reduced participation in the NSTec joint venture at Technical Services more than offset the reduction in segment operating income resulting from lower sales volume at all four segments and contributed to the rate improvement in 2011. See “Segment Operating Results” below for further information.

NORTHROP GRUMMAN CORPORATION

Unallocated Corporate Expenses – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated corporate expenses for the three months ended September 30, 2011, increased by $14 million as a result of a provision for deferred state income taxes. Unallocated corporate expenses for the nine months ended September 30, 2011, are comparable to the same period in 2010.

Net Pension Adjustment – Net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended September 30, 2011 and 2010, the net pension adjustment resulted in income of $100 million and expense of $1 million, respectively. For the nine months ended September 30, 2011 and 2010, the net pension adjustment resulted in income of $302 million and $2 million, respectively. The increase in net pension adjustment for 2011 is primarily due to decreased GAAP pension expense, primarily resulting from higher estimated investment income on greater plan investment assets as of the beginning of the year.

Royalty Income Adjustment – Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

Interest Expense

Interest expense for the three and nine months ended September 30, 2011, decreased $7 million and $38 million, respectively, as compared with the same periods in 2010, primarily due to a lower weighted average interest rate resulting from our debt refinancing in November 2010.

Other, net

Other, net for the three months and nine months ended September 30, 2011, decreased $26 million and $18 million, respectively, as compared with the same periods in 2010, primarily due to a valuation adjustment related to an investment in an unconsolidated affiliate in the Electronic Systems segment, and lower returns on investments in marketable securities used as a funding source for non-qualified employee benefits.

Federal and Foreign Income Tax Expense

Our effective tax rate on earnings from continuing operations for the three and nine months ended September 30, 2011, was 31.1 percent and 33.2 percent, compared with 33.3 percent and 18.3 percent for the three and nine months ended September 30, 2010. For 2011, our effective tax rates differ from the statutory federal rate from recognized net tax benefits of $14 million, primarily due to finalizing the research and development tax credits and manufacturing deductions claimed upon filing the 2010 tax return. For 2010, our effective tax rates differ from the statutory federal rate primarily due to manufacturing deductions, research and development credits, and the tax settlement with the Internal Revenue Service (IRS). In the second quarter of 2010, we recognized net tax benefits of approximately $298 million, primarily as a result of a final settlement with the IRS and the U.S. Congressional Joint Committee on Taxation related to our tax returns for the years ended 2004 through 2006. Excluding the effect of the tax settlement with the IRS in 2010, our effective tax rate on earnings from continuing operations for the nine months ended September 30, 2010, was 33.5 percent. See Note 7 to the condensed consolidated financial statements in Part I, Item 1.

Discontinued Operations

Earnings from discontinued operations for the nine months ended September 30, 2011 and 2010, were primarily attributable to the Shipbuilding business, which was spun off to our shareholders on March 31, 2011. Earnings from discontinued operations for the nine months ended September 30, 2011, decreased $45 million as compared with the same period in 2010.

Earnings from discontinued operations for the nine months ended September 30, 2010, also include a $15 million after-tax adjustment to the gain on the December 2009 sale of our Advisory Services Division to reflect purchase price adjustments and the utilization of additional capital loss carry-forwards.

Diluted Earnings Per Share From Continuing Operations

Diluted earnings per share from continuing operations for the three months ended September 30, 2011, was $1.86 per share, as compared with $1.51 per share for the same period in 2010. Earnings per share are based on weighted

NORTHROP GRUMMAN CORPORATION

average diluted shares outstanding of 279.3 million for the three months ended September 30, 2011, and 297.6 million for the same period in 2010.

Diluted earnings per share from continuing operations for the nine months ended September 30, 2011, was $5.34 per share, as compared with $5.28 per share for the same period in 2010. Earnings per share are based on weighted average diluted shares outstanding of 287.9 million for the nine months ended September 30, 2011, and 302.5 million for the same period in 2010. See Note 4 to the condensed consolidated financial statements in Part I, Item 1.

The tax settlement with the IRS in the second quarter of 2010 for approximately $298 million discussed above increased our diluted earnings per share from continuing operations on a net basis by approximately $.99 per share for the nine months ended September 30, 2010.

Cash Provided By Continuing Operations

For the three months ended September 30, 2011, cash provided by continuing operations was $948 million, as compared with $816 million in the same period in 2010. The increase of $132 million reflects lower working capital requirements and lower discretionary pension contributions in the 2011 period.

For the nine months ended September 30, 2011, cash provided by continuing operations was $1,026 million, as compared to $916 million for the same period in 2010. The increase of $110 million reflects lower interest and net income taxes paid, partially offset by higher discretionary pension contributions in the 2011 period.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Sales and Service Revenues
Aerospace Systems	$2,572	$2,706	$ 7,900	$ 8,244
Electronic Systems	1,905	1,874	5,504	5,740
Information Systems	1,955	2,123	6,011	6,310
Technical Services	680	871	2,024	2,435
Intersegment eliminations	(500)	(503)	(1,533)	(1,489)
Total sales and service revenues	$6,612	$7,071	$19,906	$21,240
Operating Income
Aerospace Systems	$ 304	$ 303	$ 936	$ 934
Electronic Systems	293	261	814	751
Information Systems	187	190	570	578
Technical Services	55	56	160	157
Intersegment eliminations	(62)	(50)	(198)	(163)
Total Segment Operating Income	$ 777	$ 760	$ 2,282	$ 2,257
Non-segment factors affecting operating income
Unallocated corporate expenses	(48)	(34)	(96)	(99)
Net pension adjustment	100	(1)	302	2
Royalty income adjustment	(4)	(2)	(11)	(8)
Total operating income	$ 825	$ 723	$ 2,477	$ 2,152

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

Performance refers to changes in contract margin rates for the period. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. We identify favorable and unfavorable adjustments above a threshold level to determine our qualitative discussion of performance results and, where material, we disclose the effects of such adjustments on a contract or program basis. Overall, our contract performance adjustments generally reflect margin improvements over the life of a contract as performance risks are reduced or eliminated. Thus we would expect that our aggregate cumulative adjustments would be favorable.

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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Sales and service revenues	$2,572	$2,706	$7,900	$8,244
Segment operating income	304	303	936	934
As a percentage of segment sales	11.8%	11.2%	11.8%	11.3%

NORTHROP GRUMMAN CORPORATION

Sales and Service Revenues

Aerospace Systems revenue for the three months ended September 30, 2011, decreased $134 million, or 5 percent, as compared with the same period in 2010. The decrease is primarily due to $144 million lower sales in SS and $51 million lower sales in S&SS, partially offset by higher sales in AP&T and BM&ES. The lower sales in SS are primarily due to reduced funding for weather satellite programs and the James Webb Space Telescope (JWST), as well as lower volume for several other space programs. The lower sales in S&SS are primarily due to lower volume on the F-35 manned aircraft program. The lower F-35 program volume reflects the adoption of units-of-delivery revenue recognition beginning with low rate initial production lot 5. The higher sales in AP&T are primarily due to higher volume on restricted programs. The higher sales in BM&ES are primarily due to higher volume on E-2D Advanced Hawkeye programs.

Aerospace Systems revenue for the nine months ended September 30, 2011, decreased $344 million, or 4 percent, as compared with the same period in 2010. The decrease is primarily due to $309 million lower sales in SS and $180 million lower sales in S&SS, partially offset by higher sales in BM&ES and AP&T. The lower sales in SS are primarily due to reduced funding for weather satellite programs and the JWST program, as well as lower volume for several other space programs. The lower sales in S&SS are primarily due to lower volume on F-35 and restricted programs. The higher sales in BM&ES are primarily due to higher volume on Joint Surveillance Target Attack Radar System and Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft Systems, partially offset by lower volume on E-2 Hawkeye programs. The higher sales in AP&T are primarily due to higher volume on restricted programs, offset by lower volume on the Navy Unmanned Combat Air Systems (N-UCAS) program.

Segment Operating Income

Operating income at Aerospace Systems for the three months ended September 30, 2011, was comparable to the same period in 2010, and operating income as a percentage of sales was 11.8 percent, up from 11.2 percent in the same period in 2010. The slight increase in operating income and increase as a percentage of sales is primarily due to program performance improvements on certain S&SS programs and $7 million lower amortization expense on purchased intangibles, partially offset by an unfavorable adjustment for performance incentives on a space program, and an approximately $10 million reduction of operating income from the lower net sales volume described above.

Operating income at Aerospace Systems for the nine months ended September 30, 2011, was comparable to the same period in 2010, and operating income as a percentage of sales was 11.8 percent, up from 11.3 percent in the same period in 2010. The slight increase in operating income and increase as a percentage of sales is primarily due to program performance improvements on certain SS and S&SS programs and $21 million lower amortization expense on purchased intangibles, partially offset by an unfavorable adjustment for performance incentives on a space program, and an approximately $33 million reduction of operating income from the lower net sales volume described above.

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

NORTHROP GRUMMAN CORPORATION

five business areas: Intelligence, Surveillance & Reconnaissance Systems; Land & Self Protection Systems; Naval & Marine Systems; Navigation Systems; and Targeting Systems.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Sales and service revenues	$1,905	$1,874	$5,504	$5,740
Segment operating income	293	261	814	751
As a percentage of segment sales	15.4%	13.9%	14.8%	13.1%

Sales and Service Revenues

Electronic Systems revenue for the three months ended September 30, 2011, increased $31 million, or 2 percent, as compared with the same period in 2010. The increase is primarily due to $24 million higher sales in Intelligence, Surveillance & Reconnaissance Systems, $18 million higher sales in Naval & Marine Systems, $17 million higher sales in Targeting Systems, partially offset by lower sales in Land & Self Protection Systems. The higher sales in Intelligence, Surveillance & Reconnaissance Systems are primarily due to higher volume on a space program and certain other restricted programs, partially offset by lower sales on postal automation programs. The higher sales in Naval & Marine Systems are primarily due to higher volume on the Virginia Class Submarine program. The higher sales in Targeting Systems are primarily due to higher volume on the ASQ-236 radar program. The lower sales in Land & Self Protection Systems are primarily due to lower volume on Vehicular Intercommunications Systems (VIS) program.

Electronic Systems revenue for the nine months ended September 30, 2011, decreased $236 million, or 4 percent, as compared with the same period in 2010. The decrease is primarily due to $326 million lower sales in Land & Self Protection Systems, partially offset by higher sales in Targeting Systems. The lower sales in Land & Self Protection Systems are primarily due to lower IDIQ volume on Large Aircraft Infrared Countermeasures and VIS programs. The higher sales in Targeting Systems are primarily due to higher volume on LITENING Gen 4 and ASQ-236 radar programs, partially offset by lower volume on F-16 programs.

Segment Operating Income

Operating income at Electronic Systems for the three months ended September 30, 2011, increased $32 million, or 12 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to 15.4 percent from 13.9 percent in the same period in 2010. The higher operating income and increase as a percentage of sales is primarily due to an approximately $3 million increase in operating income from higher sales volume described above and favorable program performance adjustments on a space program and an international radar program. For the quarter ended September 30, 2011, Electronic Systems recorded a $25 million loss provision on its Flat Sequencing System (FSS) contract due to a dispute with the United States Postal Service (USPS).

Operating income at Electronic Systems for the nine months ended September 30, 2011, increased $63 million, or 8 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to 14.8 percent from 13.1 percent in the same period in 2010. The higher operating income and increase as a percentage of sales is due to program performance improvements on certain Intelligence, Surveillance & Reconnaissance Systems and Land & Self Protection Systems programs, partially offset by an approximately $52 million reduction of operating income from the lower sales volume described above.

INFORMATION SYSTEMS

Business Description

Information Systems is a leading global provider of advanced solutions for the DoD, intelligence, federal civilian, state and local agencies, and international customers. Products and services are focused on the fields of command, control, communications, computers and intelligence; cybersecurity; air and missile defense; airborne reconnaissance; intelligence processing; decision support systems; information technology; and systems engineering

NORTHROP GRUMMAN CORPORATION

and systems integration. The segment consists of three business areas: Defense Systems, Intelligence Systems, and Civil Systems.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Sales and service revenues	$1,955	$2,123	$6,011	$6,310
Segment operating income	187	190	570	578
As a percentage of segment sales	9.6%	8.9%	9.5%	9.2%

Sales and Service Revenues

Information Systems revenue for the three months ended September 30, 2011, decreased $168 million, or 8 percent, as compared with the same period in 2010. The decrease is primarily due to $124 million lower sales in Defense Systems and $55 million lower sales in Civil Systems, partially offset by higher sales in Intelligence Systems. The lower sales in Defense Systems are primarily due to lower volume on Joint National Integration Center Research and Development Contract (JRDC), Force Protection Security System (FPS2), Saudi Arabian American Oil Company (ARAMCO), Network Centric Solutions Defense Knowledge Online (Netcents DKO), F-22, and several other programs, partially offset by higher volume on Encore II. The lower sales in Civil Systems are primarily due to the sale of the County of San Diego contract, which reduced sales by $32 million as compared to the same period in 2010, and lower volume on certain other programs.

Information Systems revenue for the nine months ended September 30, 2011, decreased $299 million, or 5 percent, as compared with the same period in 2010. The decrease is primarily due to $198 million lower sales in Defense Systems and $64 million lower sales in Civil Systems. The lower sales in Defense Systems are primarily due to lower volume on ARAMCO, FPS2, Netcents DKO, Systems and Software Engineering Support, Multi-Role Tactical Command Data Link, F-22, and several other programs, partially offset by higher volume on Encore II and Trailer Mounted Support System programs. The lower sales in Civil Systems are primarily due to the sale of the County of San Diego contract, which reduced sales by $39 million as compared to the same period in 2010, and completion of the Treasury Communications System program in 2010.

Segment Operating Income

Operating income at Information Systems for the three months ended September 30, 2011, decreased $3 million, or 2 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to 9.6 percent from 8.9 percent for the same period in 2010. These changes are primarily due to a $15 million reduction of operating income from the lower sales volume described above, partially offset by program performance improvements on certain Civil Systems programs, including the effects of the sale of the County of San Diego contract in May 2011. For the quarter ended September 30, 2011, Information Systems recorded a $15 million provision for overhead rates resulting from the declining sales base.

Operating income at Information Systems for the nine months ended September 30, 2011, decreased $8 million, or 1 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to 9.5 percent from 9.2 percent for the same period in 2010. These changes are primarily due to a $27 million reduction of operating income from the lower sales volume described above, partially offset by program performance improvements on certain Civil Systems programs and the effects of the sale of the County of San Diego contract in May 2011. In addition, operating income in the 2010 period benefited from an $18 million favorable adjustment on the New York City Wireless program resulting from risk reduction.

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

NORTHROP GRUMMAN CORPORATION

	$1,955	$1,955	$1,955	$1,955	$1,955
	Three Months Ended September 30			Nine Months Ended September 30
$ in millions	2011	2010		2011	2010
Sales and service revenues	$680	$871		$2,024	$2,435
Segment operating income	55	56		160	157
As a percentage of segment sales	8.1%	6.4%		7.9%	6.4%

Sales and Service Revenues

Technical Services revenue for the three months ended September 30, 2011, decreased $191 million, or 22 percent, as compared with the same period in 2010. The decrease is primarily due to $180 million lower sales in DGSD from the reduced participation in the NSTec joint venture. Effective January 1, 2011, the company reduced its participation in this joint venture, resulting in no sales recorded for the joint venture in the three months ended September 30, 2011, compared with sales of $163 million for the same period in 2010.

Technical Services revenue for the nine months ended September 30, 2011, decreased $411 million, or 17 percent, as compared with the same period in 2010. The decrease is primarily due to $488 million lower sales in DGSD and $74 million lower sales in TSD, partially offset by higher sales in ILMD. The lower sales in DGSD are primarily due to the reduced participation in the NSTec joint venture. Effective January 1, 2011, the company reduced its participation in this joint venture, resulting in no sales recorded for the joint venture in the nine months ended September 30, 2011, compared with sales of $451 million for the same period in 2010. The lower sales in TSD are primarily due to lower volume on Joint Warfighting Center and Africa Contingency Operations Training & Assistance programs and lower volume on Global Linguists Solutions program. The higher sales in ILMD are primarily due to increased activity on the KC-10 Contractor Logistics Support (KC-10) program, which began in February 2010.

Segment Operating Income

Operating income at Technical Services for the three months ended September 30, 2011, decreased $1 million, or 2 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to 8.1 percent from 6.4 percent for the same period in 2010. These changes are primarily due to program performance improvements and the effects of the change in participation in the NSTec joint venture.

Operating income at Technical Services for the nine months ended September 30, 2011, increased $3 million, or 2 percent, as compared with the same period in 2010, and operating income as a percentage of sales increased to 7.9 percent from 6.4 percent for the same period in 2010. These changes are primarily due to program performance improvements on certain DGSD programs and the effects of the change in participation in the NSTec joint venture, partially offset by unfavorable program performance on certain ILMD programs.

BACKLOG

Definition

Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made. Total backlog at September 30, 2011, was approximately $42.0 billion.

NORTHROP GRUMMAN CORPORATION

Backlog consisted of the following at September 30, 2011, and December 31, 2010:

	September 30, 2011			December 31, 2010
$ in millions	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Aerospace Systems	$ 9,093	$ 9,004	$18,097	$ 9,185	$11,683	$20,868
Electronic Systems	7,844	2,043	9,887	8,093	2,054	10,147
Information Systems	5,142	5,346	10,488	4,711	5,879	10,590
Technical Services	2,831	650	3,481	2,763	2,474	5,237
Total backlog	$24,910	$17,043	$41,953	$24,752	$22,090	$46,842

New Awards

The estimated value of contract awards included in backlog during the nine months ended September 30, 2011, is $18.2 billion. Significant new awards during this period include $1.1 billion for E2-D Advanced Hawkeye program, $866 million for Global Hawk program, $640 million for B-2 program, $573 million for F/A-18 program, $516 million for F-35 program, and $427 million for Defense Weather Satellite System program.

Backlog Adjustment

Total backlog as of September 30, 2011, was reduced by $1.7 billion at Technical Services to reflect a change in the company’s participation in the NSTec joint venture effective January 1, 2011, at which time the NSTec joint venture results were no longer consolidated into the company’s consolidated financial statements. Total backlog was also reduced by an aggregate of $1.5 billion at Aerospace Systems to reflect restructuring and termination of certain space programs.

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

The table below summarizes key components of cash flow provided by operating activities from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Net earnings	$520	$497	$1,570	$ 1,677
Net earnings from discontinued operations		(49)	(34)	(79)
Other non-cash items(1)	286	231	665	571
Retiree benefit funding less than (in excess of) expense	24	74	(416)	(61)
Trade working capital change	118	63	(759)	(1,192)
Cash provided by continuing operations	$948	$816	$1,026	$ 916

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.

NORTHROP GRUMMAN CORPORATION

Free Cash Flow From Continuing Operations

Free cash flow from continuing operations represents cash provided by operating activities from continuing operations less capital expenditures and outsourcing contract and related software costs. Outsourcing contract and related software costs are similar to capital expenditures in that the contract costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. These outsourcing contract and related software costs are deferred and expensed over the contract life. We believe free cash flow from continuing operations is a useful measure for investors to consider. This measure is a key factor in our planning for and consideration of strategic acquisitions, stock repurchases and the payment of dividends.

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

For 2011 and the ensuing year, cash generated from continuing operations supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to service debt and contractual obligations, finance capital expenditures, fund required and voluntary pension contributions, continue acquisition of shares under our share repurchase program, and continue paying dividends to our shareholders. We continue to assess potential ramifications of the U.S. Government’s spending reduction initiatives as previously discussed. These reductions could have a significant impact on our business and our overall financial results.

The table below reconciles cash provided by continuing operations to free cash flow from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Cash provided by continuing operations	$ 948	$ 816	$1,026	$ 916
Less:
Capital expenditures	(108)	(123)	(324)	(301)
Outsourcing contract and related software costs	(1)	(1)	(2)	(5)
Free cash flow from continuing operations	$ 839	$ 692	$ 700	$ 610

Cash Flows

The following is a discussion of our major operating, investing and financing activities from continuing operations for the nine months ended September 30, 2011 and 2010, respectively, as classified in the condensed consolidated statements of cash flows in Part I, Item 1.

Operating Activities – Cash provided by continuing operations for the nine months ended September 30, 2011, was $1,026 million, as compared with $916 million for the same period in 2010. The increase of $110 million in cash provided by continuing operations is primarily due to lower income tax and interest payments and the sale of marketable securities in the 2011 period.

Investing Activities – Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2011, was $1,152 million, as compared with $288 million cash used in the same period of 2010. The $1,440 million increase in net cash provided by investing activities from continuing operations is primarily due to the $1,429 million contribution received from the spin-off of the Shipbuilding business in 2011.

Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2011, was $2,638 million, as compared with $1,432 million in the same period of 2010. The $1,206 million increase in net cash used in financing activities is primarily due to higher debt repayments and common stock repurchases in 2011.

ACCOUNTING STANDARDS UPDATES

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to accounting standards updates.

NORTHROP GRUMMAN CORPORATION

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Form 10-Q and the information we are incorporating by reference contain statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends” and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in our Forms 10-Q for the three months ended March 31, 2011, and six months ended June 30, 2011, as well as those identified in this report under Part II, Item 1A and other important factors disclosed in this report, and from time to time in our other filings with the SEC.

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

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs mentioned in this Form 10-Q.

Program Name	Program Description
Africa Contingency Operations Training & Assistance (ACOTA)	Provide peacekeeping training to militaries in African nations via the Department of State. The program is designed to improve the ability of African governments to respond quickly to crises by providing selected militaries with the training and equipment required to execute humanitarian or peace support operations.

ASQ-236	Design, develop, and test Radar Pod containing synthetic aperture radar that provides detailed maps for surveillance, coordinates generation and bomb impact assessment. This technology provides Combat Air Forces with the ability to precisely geo-locate points of interest and conduct continuous surveillance activities in all weather conditions.

B-2 Stealth Bomber	Maintain and upgrade the fleet of strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System	A maritime derivative of the Global Hawk that provides persistent maritime ISR data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

County of San Diego IT Outsourcing	Provide high-level IT consulting and services to San Diego County including data center, help desk, desktop, network, applications and cross-functional services.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description
Defense Weather Satellite System (DWSS)	Design, develop, integrate, test and operate two satellites with sensors that will provide global and regional weather and environmental data for the DoD.

E-2 Hawkeye	Develop the next generation capabilities for the U.S. Navy’s airborne battle management command and control mission system platform that provides airborne early warning detection, identification, tracking, targeting, and communication capabilities, including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D Advanced Hawkeye.

Encore II	Provide Military Agencies, the DoD, and other agencies of the Federal Government IT services and associated enabling products to satisfy IT activities at all operating levels, including hardware and software incidental to an overall IT solution.

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities. In addition, Northrop Grumman is responsible for overall design and integration of the F-22 Communication, Navigation, and Identification (CNI) system.

F-35	Design, integration, and development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software and sensors, as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

Flat Sequencing System (FSS)	Build systems for the U.S. Postal Service designed to further automate the flat mail stream, which includes large envelopes, catalogs and magazines.

Force Protection Security System (FPS2)	Follow-on to the Integrated Base Defense Security System (IBDSS) program to provide the U.S. Air Force and other DoD customers with force protection security solutions, utilizing comprehensive and integrated technology to satisfy a wide array of security concerns both within and outside the continental U.S.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Develop, deliver and sustain the Global Hawk HALE unmanned aerial system and its derivatives to both domestic and international customers for ISR, including deployment of assets to support the global war on terror.

Global Linguists Solutions	Provide interpretation, translation and linguist services in support of Operation Iraqi Freedom.

James Webb Space Telescope (JWST)	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Joint National Integration Center Research and Development Contract (JRDC)	Support the development and application of modeling and simulation, war gaming, test and analytic tools for air and missile defense.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description
Joint Surveillance Target Attack Radar System (Joint STARS)	Detect, locate, classify, track, and target hostile ground movements, while communicating real-time information through secure data links with U.S. Air Force and Army command posts.

Joint Warfighting Center (JWFC)	Provide non-personal general and technical support to the USJFCOM Joint Force Trainer / JWFC to ensure the successful worldwide execution of the Joint Training and Transformation missions.

KC-10 Contractor Logistics Support (KC-10)	Provide support to the U.S. Air Force KC-10 tanker fleet, including depot maintenance, supply chain management, and maintenance and management at locations in the United States and worldwide.

Large Aircraft Infrared Countermeasures (LAIRCM)	Provide support and hardware for infrared countermeasures systems for the C-17 and C-130 aircrafts. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

LITENING Gen 4	Design and develop self-contained multi-sensor targeting and surveillance system that enables aircrews to detect, acquire, auto-track and identify targets at extremely long ranges for weapons delivery and non-traditional ISR missions.

Multi-Role Tactical Common Data Link (MRTCDL)	Provide war fighters with critical real-time networking connectivity by enabling extremely fast exchange of data via ground, airborne and satellite networks.

National Security Technologies (NSTec)	Participate in a joint venture that manages and operates the Nevada National Security Site, providing infrastructure support, including oversight of the nuclear explosives safety team, supporting hazardous chemical spill testing, emergency response training and conventional weapons testing.

Navy Unmanned Combat Air System (N-UCAS)	Design, develop and demonstrate the first unmanned jet aircraft able to take off and land aboard an aircraft carrier. N-UCAS will demonstrate that a long-range, low-observable, unmanned aircraft can operate safely from aircraft carriers and refuel in-flight to achieve ultra-long endurance for several missions including strike and ISR.

Network Centric Solutions Defense Knowledge Online (Netcents DKO)	Maintain and enhance key user services such as Portal, E-mail, IM, Directory, Search, Go Mobile, SSO, Database, Army Home Page in support of the 2.3 million Army and DoD users.

New York City Wireless (NYCWiN)	Provide New York City’s broadband public-safety wireless network.

Postal Automation	Supports sequencing and sorting of flats with the United States Postal Service (USPS) and both letters and flats within the international market. Postal Automation also supports the USPS to ensure the safety of the mail through its Biohazard Detection equipment.

Saudi Arabian American Oil Company (ARAMCO)	Provide an integrated security system at multiple sites with C2 connectivity to various regional C2 centers within Saudi Arabia.

Space Based Infrared System (SBIRS)	Design and develop space-based surveillance systems for missile warning, missile defense, battlespace characterization and technical intelligence.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description
Systems and Software Engineering Support (SSES)	Provide life cycle software solutions and services that enable warfighting superiority and information dominance across the enterprise, by providing systems and software engineering and scientific support for a wide variety of Army and DoD customers.

Trailer Mounted Support System (TMSS)	Trailer Mounted Support System is a key part of the Army’s Standard Integrated Command Post System program providing workspace, power distribution, lighting, environmental conditioning (heating and cooling) tables and a common grounding system for commanders and staff at all echelons.

Treasury Communications Systems	Provide telecommunications infrastructure for collaboration, communication and computing as required by the U.S. Department of Treasury.

Vehicular Intercommunications Systems (VIS)	Provide clear and noise-free communications between crewmembers inside combat vehicles and externally over as many as six combat net radios for the Army. The active noise-reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Virginia Class Submarine (VCS)	Produce power and control systems along with advanced surveillance arrays for all Virginia Class Submarines. The Virginia Class is an advanced stealth multimission nuclear-powered submarine for deep ocean anti-submarine warfare and littoral operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rates – We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include variable-rate short-term borrowings under the credit agreement and short-term investments. At September 30, 2011, substantially all outstanding borrowings were fixed-rate, long-term debt obligations of which a significant portion are not callable until maturity (other than make-whole calls). Our sensitivity to a 1 percent change in interest rates is tied to our $2 billion credit agreement, which had no balance outstanding at September 30, 2011, or at December 31, 2010. See Note 11 to the condensed consolidated financial statements in Part I, Item 1.

Derivatives – We do not hold or issue derivative financial instruments for trading purposes. We may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At September 30, 2011, we had no interest rate swap agreements in effect and at December 31, 2010, we had one interest rate swap agreement in effect. See Note 9 to the condensed consolidated financial statements in Part I, Item 1.

Foreign Currency – We enter into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At September 30, 2011, and December 31, 2010, the amount of foreign currency forward contracts outstanding was not material. We do not consider the market risk exposure related to foreign currency exchange to be material to the condensed consolidated financial statements. See Note 9 to the condensed consolidated financial statements in Part I, Item 1.

Item 4.    Controls and Procedures

Relocation of Corporate Office

During the three months ended September 30, 2011, we relocated our corporate office in Los Angeles, California and corporate employees in Rosslyn, Virginia to our new corporate office in Falls Church, Virginia. These relocations included approximately one-third of the employees from the former California corporate office and most of the employees at the Rosslyn location. The Falls Church corporate office includes substantially all of our senior corporate leadership team. This relocation did not affect

NORTHROP GRUMMAN CORPORATION

our accounting policies and procedures or underlying processes for the preparation of financial statements. We do not believe that this relocation had a material effect on our internal controls over financial reporting.

Disclosure Controls and Procedures

Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of September 30, 2011, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2011, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the matters specifically disclosed in Note 10, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such additional matters will individually, or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part II, Item 1A, of our Form 10-Q for the quarter ended March 31, 2011.

Item 1A. Risk Factors

The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our Forms 10-Q for the three months ended March 31, 2011, and six months ended June 30, 2011, and should be read in conjunction with the risk factors therein, and the information described in this report, our 2010 Form 10-K and the Form 8-K dated June 17, 2011, which recast certain portions of our 2010 Form 10-K to report the company’s Shipbuilding business within discontinued operations.

■	Significant delays or reductions in appropriations for our programs and federal government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations or cash flows.

The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several fiscal years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds committed on a contract, we are more at risk for reimbursement of those costs until additional funds are appropriated. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2012 and subsequent budgets ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions. In addition, although Congress has recently passed a continuing resolution to fund U.S. Government operations through November 18, 2011, it is unclear when additional short or long-term funding will be passed. The impact, severity and duration of the current U.S. economic situation and sweeping economic plans adopted or to be adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event that government funding for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our financial position, results of operations, and/or cash flows.

As discussed previously, in August 2011, Congress passed the Budget Act which, while raising the existing statutory limit on the amount of permissible federal debt, also committed the U.S. Government to significantly

NORTHROP GRUMMAN CORPORATION

reducing the federal deficit over ten years. The Budget Act caps discretionary spending through 2021, reducing federal spending by approximately $940 billion relative to the fiscal year 2012 Presidential Submission and also establishes a joint committee of Congress responsible for identifying an additional $1.5 trillion in deficit reductions by November 23, 2011. If at least $1.2 trillion in deficit reductions are not identified by the joint committee and passed by Congress by January 15, 2012, then under the Budget Act, very substantial automatic spending cuts split between defense and non-defense programs will be triggered beginning in 2013 over a nine-year period. We are unable to predict whether the required spending cuts will be identified and approved prior to the January 2012 deadline as well as the impact either identified or automatic cuts would have on funding for our individual programs. In either event, long-term funding for various of the programs in which we participate could be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. While we believe that our business is well-positioned in areas that the DoD has previously indicated remain areas of focus for future defense spending, the impact of the Budget Act remains uncertain and our business and industry could be materially adversely affected.

■	Market volatility and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding and expose us to risks associated with the financial viability of suppliers and the ability of counterparties to perform on financial instruments.

Domestic and international financial and credit markets have experienced high levels of volatility and disruption, reducing the availability of credit for certain issuers. Historically, we have occasionally accessed these markets to support certain business activities, including acquisitions, capital expansion projects, refinancing existing debt and issuing letters of credit. In the future, we may not be able to obtain capital market financing or bank financing when needed on favorable terms, or at all, which could have a material adverse effect on our financial position, results of operations, or cash flows. We have also executed transactions with counterparties domestically and abroad in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional parties. These transactions expose us to potential credit risk in the event of counterparty default.

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

■	Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

NORTHROP GRUMMAN CORPORATION

We also manage information technology systems for various customers. While we operate under information security policies and procedures for managing these systems, we generally face similar cybersecurity threats for these systems as for our own.

■	We depend heavily on a single customer, the U.S. Government, for a substantial portion of our business, including programs subject to security classification restrictions on information. Changes in this customer’s priorities and changes affecting its ability to do business with us could have a material adverse effect on our financial position, results of operations, or cash flows.

Our primary customer is the U.S Government, from which we derived approximately 91% of our total revenues during the past several years. The federal government is considering significant changes to defense spending and other programs. We cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of hostility-related activity on existing, follow-on or replacement programs. A shift in government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations, or cash flows. In addition, uncertainty and other concerns resulting from previously announced proposed defense spending reductions and potential additional reductions, including under the Budget Act, have impacted and could continue to impact the manner in which our government customers manage programs and make procurement decisions, resulting in delays and reductions in payments and procurements. Similar challenges and uncertainty faced by some of our international government customers could also lead to delays and/or reductions.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, without prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed. In some circumstances, however, a U.S. government contract does not have such termination protection. In those cases, we attempt to mitigate the termination risk through other means. To the extent such means are unavailable or do not fully address the costs incurred or profit on those costs, we could face significant losses from the termination for convenience of a contract that lacks termination protection. Termination by the U.S. Government of a contract for convenience could also result in the cancellation of future work on that program. Termination by the U.S. Government of a contract due to our default could require us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract, as well as other damages. Termination of a contract due to our default may expose us to liability and could have a material adverse effect on our ability to compete for other contracts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
July 1 through July 31, 2011				$3,000
August 1 through August 31, 2011	3,535,900	$51.11	3,535,900	2,838
September 1 through September 30, 2011	9,194,600	52.88	9,194,600	2,352
Total	12,730,500	$52.39	12,730,500	$2,352	(1)

NORTHROP GRUMMAN CORPORATION

(1)	On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. On April 25, 2011, after the company had repurchased shares totaling $245 million, the company’s board of directors authorized an increase to the remaining share repurchase authorization to $4.0 billion. As of September 30, 2011, the company had $2.4 billion remaining under this authorization for share repurchases.
(2)	Includes commissions paid and calculated as the average price paid per share under the respective repurchase programs.

Under the outstanding share repurchase authorization, the company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) on May 2, 2011, to repurchase 15.6 million shares of common stock at an initial price of $64.17 per share for a total of $1.0 billion. Under this agreement, Goldman Sachs immediately borrowed shares that were sold to and canceled by the company. Subsequently, Goldman Sachs began purchasing shares in the open market to settle its share borrowings. The cost of the company’s initial share repurchase was subject to adjustment based on the actual cost of the shares subsequently purchased by Goldman Sachs. On August 16, 2011, Goldman Sachs completed its share purchases and paid the company a cash refund of $19 million for the final price adjustment, which was added back to the remaining authorization for share repurchases in the table above. The final average purchase price of the shares purchased under the agreement was $62.54 per share, including net of commissions and certain other fees.

Additional share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Under these programs, additional share repurchases took place during the quarter ended September 30, 2011 after the completion of the accelerated share repurchase program with Goldman Sachs. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

Issuances of Equity Securities Under TRW Plans – In connection with our acquisition of TRW Inc., in December 2002 we assumed options granted under certain TRW stock-based compensation plans for an aggregate of 11.6 million shares of Northrop Grumman common stock (adjusted for our 2004 stock split and 2011 spin-off of our Shipbuilding business). Following completion of the TRW acquisition and assumption of these options, we filed an amendment to our registration statement on Form S-4 intended to register the shares related to the exercise of these options. As of July 25, 2011, options for approximately 11 million shares had been exercised, including options exercised from July 1, 2011 through July 25, 2011 for 18,526 shares at an average exercise price of $34.72 per share, or $0.6 million. At the time these options were exercised, the registration statement may not have been available and, therefore, these shares of common stock may be deemed to have been issued without registration. On July 26, 2011, the company filed a registration statement on Form S-8 to cover the exercise of all remaining options and shares issuable under these plans.

Item 3. Defaults Upon Senior Securities

No information is required in response to this item.

Item 5. Other Information

No information is required in response to this item.

Item 6. Exhibits

2.1	Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 29, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 29, 2011 and filed April 4, 2011)

NORTHROP GRUMMAN CORPORATION

2.2	Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 29, 2011 and filed April 4, 2011)

10.1	Second Amended and Restated Credit Agreement dated as of September 8, 2011, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation, as Guarantor; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent, an Issuing Bank and a Swingline Lender; and Citibank, N.A., The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 8, 2011 and filed September 13, 2011)

10.2	364-Day Credit Agreement dated as of September 8, 2011, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation, as Guarantor; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and Citibank, N.A., The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 8, 2011 and filed September 13, 2011)

+10.3	Northrop Grumman Legacy Officers Plan Matrix, Plan Year July 1, 2011—June 30, 2012 (incorporated by reference to Exhibit 10.16 to Form 10-Q filed July 27, 2011)

*+10.4	Non-Employee Director Compensation Term Sheet, effective as of April 1, 2011 (replacing previously filed Exhibit 10.17 to Form 10-Q filed July 27, 2011)

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101	Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement

*	Filed with this report

**	Furnished with this report

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

Date: October 25, 2011