Form 10-K
period 2011-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2012-02-08
CIK 1133421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-16411

NORTHROP GRUMMAN CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	80-0640649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2980 Fairview Park Drive, Falls Church, Virginia 22042 (703) 280-2900

(Address and telephone number of principal executive offices)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange

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

Yes  ☐                                                                                                                       No  ☒

As of July 1, 2011, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $19.5 billion.

As of February 6, 2012, 252,631,776 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

ii

NORTHROP GRUMMAN CORPORATION

PART I

Item 1.	Business

HISTORY AND ORGANIZATION

History

Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) provides technologically advanced, innovative products, services, and integrated solutions in aerospace, electronics, information and services to our global customers. We participate in many high-priority defense and government services technology programs in the United States (U.S.) and abroad as a prime contractor, principal subcontractor, partner, or preferred supplier. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with local, state, and foreign governments and domestic and international commercial customers. For a discussion of risks associated with our operations, see Risk Factors in Part I, Item 1A.

The company was originally formed in 1939 as Northrop Corporation and was later reincorporated in Delaware in 1985. Some of the most notable acquisitions during the last two decades included the acquisition of Grumman Corporation (Grumman) in 1994, after which time the company was renamed Northrop Grumman Corporation. Grumman was a premier military aircraft systems integrator and builder of the Lunar Module that first delivered men to the surface of the moon. In 1996, we acquired the defense and electronics businesses of Westinghouse Electric Corporation (Westinghouse), which now forms the nucleus of the Electronics Systems segment. Westinghouse was a world leader in the development and production of sophisticated radar and other electronic systems for the nation’s defense, civil aviation, and other international and domestic applications. In 2001, we acquired Litton Industries, a global electronics and information technology enterprise, and one of the nation’s leading full-service design, engineering, construction, and life cycle supporters of major surface ships for the United States (U.S.) Navy, U.S. Coast Guard, and international navies. Also in 2001, we acquired Newport News Shipbuilding, the nation’s sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two companies designing and building nuclear-powered submarines. In 2002, we acquired TRW Inc. (TRW), a leading developer of military and civil space systems and satellite payloads, as well as a leading global integrator of complex, mission-enabling systems and services. Other more recent acquisitions included the acquisition of Integic Corporation (2005), an information technology provider specializing in enterprise health and business process management solutions, and Essex Corporation (2007), a signal processing product and services provider to U.S. intelligence and defense customers.

Spin-off of Shipbuilding Business

Effective as of March 31, 2011, the company completed the spin-off to its shareholders of Huntington Ingalls Industries, Inc. (HII). HII operates our former Shipbuilding business. The spin-off was the culmination of the company’s decision to explore strategic alternatives for Shipbuilding, as it was determined to be in the best interests of shareholders, customers, and employees by allowing the company and Shipbuilding to pursue more effectively their respective opportunities to maximize value. As a result of the spin-off, assets, liabilities and results of operations for the former Shipbuilding segment have been reclassified as discontinued operations for all periods presented. See Note 6 to our consolidated financial statements in Part II, Item 8 for further information.

Organization

From time to time, we acquire or dispose of businesses, and realign contracts, programs or business areas among and within our operating segments that possess similar customers, expertise, and capabilities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The operating results for all periods presented have been revised to reflect these changes made through December 31, 2011.

We are currently aligned into four operating segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. See Note 7 to our consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

AEROSPACE SYSTEMS

Aerospace Systems, headquartered in Redondo Beach, California, is a leader in the design, development, integration and production of manned and unmanned aircraft, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems. Aerospace Systems’ customers, primarily domestic government agencies, use these systems in many different mission areas including intelligence, surveillance and reconnaissance; communications; battle management; strike operations; electronic warfare; missile defense; earth observation; space science; and space exploration. The segment consists of four business areas: Strike & Surveillance Systems; Space Systems; Battle Management & Engagement Systems; and Advanced Programs & Technology.

Strike & Surveillance Systems – designs, develops, manufactures and integrates tactical and long-range strike aircraft systems, unmanned systems, and missile systems. Key programs include the RQ-4 Global Hawk unmanned reconnaissance system, B-2 stealth bomber, F-35 Lightning II (F-35), F/A-18 Super Hornet strike fighter, Minuteman III Intercontinental Ballistic Missile (ICBM), MQ-8B Fire Scout unmanned aircraft system, and Multi-Platform Radar Technology Insertion Program (MP-RTIP).

Space Systems – designs, develops, manufactures, and integrates spacecraft systems, subsystems and electronic and communications payloads. Major programs include the James Webb Space Telescope (JWST), Advanced Extremely High Frequency (AEHF) payload and many restricted programs.

Battle Management & Engagement Systems – designs, develops, manufactures, and integrates airborne early warning, surveillance, battlefield management, and electronic warfare systems. Key programs include the E-2 Hawkeye, Joint Surveillance Target Attack Radar System (Joint STARS), Broad Area Maritime Surveillance (BAMS) unmanned aircraft system, EA-6B Prowler and its next generation platform, the EA-18G Growler, and Long Endurance Multi Intelligence Vehicle (LEMV).

Advanced Programs & Technology – creates advanced technologies and concepts to satisfy existing and emerging customer needs. This business area matures these technologies and concepts to create and capture new programs that other Aerospace Systems business areas can execute. Existing programs include the Navy Unmanned Combat Air System (N-UCAS), and other directed energy and advanced concepts programs.

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

Intelligence, Surveillance & Reconnaissance (ISR) Systems – delivers products and services for space satellite applications, airborne and ground based surveillance, multi-sensor processing, analysis, and dissemination for combat units and national agencies both domestically and internationally, providing battlespace awareness, missile defense, and command and control. The division continues to develop advanced space-based radar and electro-optical early warning and surveillance systems for strategic, tactical, and weather operations along with systems for enhancing the discovery, sharing, and exploitation of ISR data. Key products include the Space-Based Infrared System (SBIRS), Defense Meteorological Satellite Program (DMSP), Defense Support Program (DSP), ground processing, exploitation and dissemination systems, the TPS-78/703 family of ground based surveillance radars, and the Multi-role Electronically Scanned Array (MESA) radar.

Land & Self Protection Systems – delivers products, systems, and services that support ground-based, helicopter and fixed wing platforms (manned and unmanned) with sensor and protection systems. These systems perform threat detection and countermeasures that defeat infrared and radio frequency (RF) guided missile and tracking systems.

NORTHROP GRUMMAN CORPORATION

The division also provides integrated electronic warfare capability, communications, and intelligence systems; unattended ground sensors; automatic test equipment; and advanced threat simulators. Key programs include the U.S. Marine Corps Ground/Air Task Oriented Radar (G/ATOR) multi-mission radar; the Large Aircraft Infrared Countermeasures (LAIRCM) system for the U.S. Air Force, U.S. Navy, and strategic international and NATO allies; the AN/ALQ-131(V) electronic countermeasures pod; the LR-100 high-performance radar warning receiver (RWR)/electronic support measures (ESM)/electronic intelligence (ELINT) receiver system; the U.S. Army’s STARLite Synthetic Aperture Radar for Unmanned Aerial Vehicles (UAVs); the U.S. Army Vehicle Intercom Systems (VIC-3 and VIC-5); the U.S. Army Next Generation Automated Test System (NGATS); the U.S. Air Force Joint Threat Emitter (JTE) training range system; and the Vehicle and Dismount Exploitation Radar (VADER) system that enable airborne platforms to track individual persons or vehicles.

Naval & Marine Systems – delivers products and services to defense, civil, and commercial customers supporting smart navigation, shipboard radar surveillance, ship control, machinery control, integrated combat management systems for naval surface ships, high-resolution undersea sensors (for mine hunting, situational awareness, and other applications), unmanned marine vehicles, shipboard missile and encapsulated payload launch systems, propulsion and power generation systems, and nuclear reactor instrumentation and control. Key products include Integrated Bridge and Navigation Systems, Voyage Management System, Integrated Platform Management Systems, Integrated Combat Management System, AN/WSN-7 Inertial Navigator, anti-ship missile defense and surveillance radars (Cobra Judy, AN/SPQ-9B, AN/SPS-74), propulsion equipment, missile launch, and sonar systems for the Virginia-class submarine, and launch system support for the Ohio-class submarine.

Navigation Systems – delivers products and services to defense, civil, and commercial customers supporting situational awareness, inertial navigation in all domains (air, land, sea, and space), embedded Global Positioning Systems, Identification Friend or Foe (IFF) systems, acoustic sensors, cockpit video monitors, mission computing, and integrated avionics and electronics systems. Key products include the Integrated Avionics System, the AN/TYQ-23 Aircraft Command and Control System, Fiber Optic Acoustic Sensors, and a robust portfolio of inertial sensors and navigation systems.

Targeting Systems – delivers products and services supporting airborne combat avionics (fire control radars, multi-function apertures and pods), airborne electro-optical/infrared targeting systems, and laser/electro-optical systems including hand-held, tripod-mounted, and ground or air vehicle mounted systems. Key products include fire control radars for the B-1B, F-16 (worldwide), F-22 U.S. Air Force, and F-35; AN/APN-241 navigation/weather radar; the AN/AAQ-28(V) LITENING family of targeting pods; Distributed Aperture EO/IR systems; and the Lightweight Laser Designator Rangefinder (LLDR).

In addition to the product and service lines discussed above, the Electronic Systems segment also includes the Advanced Concepts & Technologies Division (AC&TD), which develops next-generation systems and architectures to position the segment in key developing markets. AC&TD focuses on understanding customer mission needs; conceiving affordable, innovative and open solutions; and demonstrating the readiness and effectiveness of Electronic Systems’ products, including all types of sensors, microsystems, and associated information systems. The segment uses a “Product Ownership” approach, which guides the transition of new technology from laboratory to market and implements modular open system product families that are readily reconfigurable and scalable to affordably support new requirements, new products, or component obsolescence.

INFORMATION SYSTEMS

Information Systems, headquartered in McLean, Virginia, is a leading provider of advanced solutions for the DoD, national intelligence, federal civilian, state and local agencies, and commercial and international customers. Products and services focus on the fields of command, control, communications, computers (C4) and intelligence; airborne reconnaissance; intelligence processing; air and missile defense; decision support systems; cybersecurity; information technology; and systems engineering and integration. The segment consists of three business areas: Defense Systems; Intelligence Systems; and Civil Systems.

NORTHROP GRUMMAN CORPORATION

Defense Systems – is a major end-to-end provider of net-enabled Battle Management, C4 Intelligence, Surveillance, and Reconnaissance (C4ISR) systems, decision superiority, and mission-enabling solutions and services in support of the national defense and security of our nation and its allies. Defense Systems is a prime developer and integrator of many of the DoD’s programs-of-record, particularly for command and control (C2) and communications for the U.S. Air Force, U.S. Army, U.S. Navy, and Joint Forces. Major products and services include C4ISR Integration, Mission Systems Integration, Military Communications and Networks, Battle Management C2 and Decision Support Systems, Tactical and Operational C2, Ground and Maritime Combat Systems, Air and Missile Defense, Combat Support Solutions and Services, Enterprise Infrastructure and Applications, Defense Logistics Systems, Identity Management and Biometric Solutions, Cloud Computing, Maritime Mission Systems and Force and Critical Infrastructure Protection. Systems are installed in operational and command centers worldwide and across all DoD services and joint commands.

Intelligence Systems – is focused on the delivery of intelligence-related systems and services to the U.S. Government and the international security community. Intelligence Systems focuses on several mission areas including Airborne Intelligence, Signals Intelligence (SIGINT) Systems, Cybersecurity, Geospatial Intelligence, Pervasive Intelligence, Surveillance and Reconnaissance (ISR), Ground Systems, Multi-Source Intelligence Data Fusion, and Dynamic Cyber Defense. Major offerings include large-scale intelligence sensing, processing, exploitation and dissemination systems, extremely Large-Scale Data Information Management, Intelligence and Prime Systems Integration, Knowledge Discovery Processes, ISR/Communications Quick Reaction Capability Solutions, Sensor Systems, Support to Special Operations, Cyber-SIGINT Mission Management/Multi-Intelligence, Language Services/Intelligence Analysis, Cyber Exploitation, Satellite Ground Stations, Weather Services, Geospatial Systems, Product Generation and Dissemination, Counter Narco-Terrorism, Drug Enforcement Operations, Geo-Intelligence Tradecraft Training, Enterprise Information Technology, Ground-Based Sensing, Studies and Analysis, Sustainment, Operations and Maintenance.

Civil Systems – provides specialized information systems and services in support of critical civilian government missions, such as homeland security, health, cybersecurity, civil financial, law enforcement and public safety. Primary customers are federal civilian agencies with some state and local and international customers. Civil Systems develops and implements solutions that combine a deep understanding of civil government domains with core expertise in prime systems integration, enterprise applications development, and high value information technology service including cybersecurity, advanced networking and cloud computing.

TECHNICAL SERVICES

Technical Services, headquartered in Herndon, Virginia, is a provider of logistics, infrastructure, and sustainment support, while also providing an array of modernization, high technology, and training and simulation services. The segment consists of three business areas: Defense and Government Services; Training Solutions; and Integrated Logistics and Modernization.

Defense and Government Services – provides maintenance, repair, and overhaul (MRO) of combat vehicles, engineering and high technology services for nuclear security and space missions, civil engineering work, military range work, launch services, and range-sensor-instrumentation operations. The division’s customer base includes the U.S. Army, Department of Energy, the DoD, NASA, and the intelligence community.

Training Solutions – provides realistic and comprehensive training to senior military leaders, international and peacekeeping forces. The division designs and develops future conflict training scenarios, and provides warfighters and allies with live, virtual, and constructive training programs. The division has supported the training of America’s senior battlefield commanders for every major contingency beginning with Gulf War I through Operation Iraqi Freedom. The division offers diverse training applications ranging from battle command to professional military education. Primary customers include the DoD, Department of State, and Department of Homeland Security.

Integrated Logistics and Modernization – provides complete life cycle product and weapon system sustainment and modernization. The division is focused on providing direct support to warfighters and delivering aircraft MRO;

NORTHROP GRUMMAN CORPORATION

subsystem MRO and modernization; supply chain management services, warehousing and inventory transportation, field services and mobilization, sustaining engineering, maintenance, repair and overhaul supplies, and on-going weapons maintenance and technical assistance. The division specializes in quick reaction capability and deployed operations in support of customers. Primary customers include the DoD, as well as international military and commercial customers.

Corporate

Our principal executive offices are located at 2980 Fairview Park Drive, Falls Church, Virginia 22042. Our telephone number is (703) 280-2900 and our home page on the Internet is www.northropgrumman.com. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website. Such information should not be considered part of this report.

SELECTED FINANCIAL DATA AND SUMMARY SEGMENT FINANCIAL DATA

For a more complete understanding of our business, see Selected Financial Data in Part II, Item 6. For a more complete understanding of our segment financial information, see Segment Operating Results in Part II, Item 7, and Note 7 to the consolidated financial statements in Part II, Item 8.

CUSTOMERS AND REVENUE CONCENTRATION

Our primary customer is the U.S. Government. Revenue from the U.S. Government (which includes Foreign Military Sales – a method to sell U.S. defense equipment, services and training to foreign governments through the DoD) accounted for more than 90 percent of total revenues in each of 2011, 2010, and 2009. No single product or service accounted for more than ten percent of total revenue during any period presented. See Risk Factors in Part I, Item 1A.

PATENTS

The following table summarizes the number of patents we own or have pending as of December 31, 2011:

	Owned	Pending	Total
U.S. patents	2,941	311	3,252
Foreign patents	2,181	517	2,698
Total	5,122	828	5,950

Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We license intellectual property to, and from, third parties. We believe our ability to conduct operations would not be materially affected by the loss of any particular intellectual property right. See Risk Factors in Part I, Item 1A.

SEASONALITY

No material portion of our business is considered to be seasonal. Our revenue recognition timing is based on several factors, including the timing of contract awards, the incurrence of contract costs, cost estimation, and in some cases unit deliveries. See Critical Accounting Policies, Estimates, and Judgments – Revenue Recognition in Part II, Item 7.

BACKLOG

Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unexercised contract options and unfunded indefinite delivery indefinite quantity (IDIQ) orders (except for authorized task orders, which are included up to the authorized value) are not included in unfunded

NORTHROP GRUMMAN CORPORATION

backlog. For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made. At December 31, 2011, total backlog was $39.5 billion, compared with $46.8 billion at the end of 2010, and includes a $3 billion adjustment for a change in the company’s backlog measurement criteria, which acknowledges, in our judgment, the reduced likelihood of amounts remaining on certain open, but unfulfilled contracts, being realized as future sales. Approximately 59 percent of backlog at December 31, 2011, is expected to be converted into sales in 2012. For backlog by segment, see Backlog in Part II, Item 7.

RAW MATERIALS

While we have generally been able to obtain key raw materials required in our production processes in a timely manner, a significant delay in supply deliveries could have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows. See Risk Factors in Part I, Item 1A and Overview – Outlook in Part II, Item 7.

GOVERNMENT CONTRACT REGULATION

Our businesses are affected by numerous laws and regulations, including those relating to the award, administration and performance of U.S. Government contracts. See Risk Factors in Part I, Item 1A.

The U.S. Government generally has the ability to terminate our contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If a U.S. Government contract were to be terminated for convenience, we would generally be protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. In the unusual circumstance where a U.S. Government contract does not have such termination protection, we attempt to mitigate the termination risk through other means. Termination resulting from our default may expose us to liability and could have a material adverse effect on our ability to compete for other contracts. See Risk Factors in Part I, Item 1A.

Certain programs with the U.S. Government that are prohibited by the customer from being publicly discussed in detail are referred to as “restricted” in this Form 10-K. The consolidated financial statements and financial information in this Form 10-K reflect the operating results of restricted programs under accounting principles generally accepted in the United States of America (GAAP).

RESEARCH AND DEVELOPMENT

Our research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to U.S. Government contracts. Company-sponsored IR&D expenses totaled $543 million, $580 million, and $588 million in 2011, 2010, and 2009, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

EMPLOYEE RELATIONS

We believe that we maintain good relations with our 72,500 employees, of which approximately 3,400 are covered by 17 collective bargaining agreements. We negotiated or re-negotiated three of our collective bargaining agreements in 2011 and expect to re-negotiate renewals for nine of our collective bargaining agreements in 2012. These negotiations had no material adverse effect on our results of operations. For risks associated with collective bargaining agreements, see Risk Factors in Part I, Item 1A.

ENVIRONMENTAL MATTERS

Our manufacturing operations are subject to and affected by federal, state, foreign, and local laws and regulations relating to the protection of the environment. The estimated cost to complete remediation is accrued when it is probable that the company will incur costs to address environmental impacts at currently or formerly owned or leased operating facilities or at sites where the company has been named a Potentially Responsible Party (PRP) by

NORTHROP GRUMMAN CORPORATION

the Environmental Protection Agency or similarly designated by other environmental agencies. To assess the potential impact on the company’s financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account the facts currently available to the company regarding each site as well as the current state of technology and prior experience. These estimates are reviewed periodically and adjusted to reflect changes in facts and circumstances. As of December 31, 2011, management estimates the range of reasonably possible future costs for environmental remediation is $294 million to $752 million. See Risk Factors in Part I, Item 1A.

As of December 31, 2011 and 2010, amounts accrued for probable environmental remediation costs are $322 million and $313 million, respectively. We record accruals for environmental cleanup costs in the accounting period in which we believe it becomes probable we have incurred a liability and the costs can be reasonably estimated, based on facts as then understood by us. These accruals do not include any litigation costs, nor do they include amounts recorded as asset retirement obligations. We record insurance recoveries only when we determine that collection is probable. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs (current portion) and miscellaneous other assets (non-current portion) in the consolidated statements of financial position. As of December 31, 2011 and 2010, deferred environmental remediation costs totaled $191 million and $185 million, respectively.

Factors that could result in changes to the company’s estimates include, but are not limited to: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of responsible parties and their ability to pay, changes in the level of estimated contamination, changes in laws and regulations affecting remediation requirements, improvements in remediation technology and changes in estimated amounts recoverable through overhead charges on government contracts. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

We could be affected by future laws or regulations, including but not limited to, those enacted in response to climate change concerns and other actions known as “green initiatives.” In 2009, we established a goal of reducing our greenhouse gas emissions over a five-year period through December 31, 2014. In 2010, we established goals for water usage and solid waste generation. To comply with laws, regulations and green initiatives, including our goals, we have incurred and expect to incur capital and operating costs, but at this time, such costs have not had, and we do not expect that such costs will have, a material adverse effect on our consolidated financial position, results of operations or cash flows.

COMPETITIVE CONDITIONS

We compete with many companies in the U.S. defense industry and the information and services markets for a number of programs, both large and small. In the U.S. defense industry, Lockheed Martin Corporation, The Boeing Company, Raytheon Company, General Dynamics Corporation, L-3 Communications Corporation, SAIC, BAE Systems Inc., EADS, and Finmeccanica SpA are our primary competitors. Intense competition and long operating cycles are both key characteristics of our business and the defense industry. It is common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another competitor, become a subcontractor for the ultimate prime contracting company. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity, not frequently found in other industries.

Our success in the competitive defense industry depends upon our ability to develop and market our products and services, as well as our ability to provide the people, technologies, facilities, equipment, and financial capacity

NORTHROP GRUMMAN CORPORATION

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

Similarly, there is intense competition among many companies in the information and services markets, which are generally more labor intensive with highly competitive margin rates and contract performance periods of shorter duration. Competitors in the information and services markets include the defense industry participants mentioned above as well as many other large and small entities with specialized expertise. Our ability to successfully compete in the information and services markets depends on a number of factors. The most important factor is the ability to deploy skilled professionals, many requiring security clearances, at competitive prices across the diverse spectrum of these markets. Accordingly, we have implemented various workforce initiatives to enhance our success in attracting, developing and retaining these skilled professionals in sufficient numbers to maintain or improve our competitive position within these markets.

In both the U.S. defense industry and information and services markets, the federal government has stressed competition and affordability in connection with its future procurement of products and services. This may lead to fewer sole source awards, as well as more emphasis on cost competitiveness. In addition, the DoD has announced several initiatives to improve efficiency, refocus priorities, modify contract terms, and enhance DoD best practices including those used to procure goods and services from defense contractors. See Overview and the Economic Opportunities, Challenges, and Risks sections in Part II, Item 7, as well as Risk Factors in Part I, Item 1A. These initiatives, when implemented, together with planned reductions in defense spending levels, are likely to result in fewer new opportunities for our industry as a whole with more demanding terms. A reduced opportunity set is likely to intensify competition within the industry as companies compete for a more limited set of new programs.

EXECUTIVE OFFICERS

See Part III, Item 10, for information about our executive officers.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the SEC. You can learn more about us by reviewing our SEC filings on the investor relations page of our web site at www.northropgrumman.com.

The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including Northrop Grumman. You may also obtain these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

References to our website and the SEC’s website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, such websites.

Item1A.	Risk Factors

Our consolidated financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge you to carefully consider the risk factors described below in evaluating the information contained in this report.

NORTHROP GRUMMAN CORPORATION

■

We depend heavily on a single customer, the U.S. Government, for a substantial portion of our business. Changes in this customer’s priorities and changes affecting its ability to do business with us could have a material adverse effect on our financial position, results of operations, or cash flows.

Our primary customer is the U.S Government, from which we derived more than 90 percent of our total revenues during each of the past several years. The federal government is implementing significant changes and reductions to government spending and other programs. We cannot predict the impact on existing, follow-on or replacement programs from potential changes in priorities due to changes in defense spending levels, military transformation and planning, and/or changes in social-political priorities. A shift in government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations, or cash flows. In addition, we believe uncertainty and other concerns resulting from previously announced proposed defense spending reductions and potential additional reductions, including under the Budget Control Act of 2011 (the Budget Control Act), have impacted and are likely to continue to impact the manner in which our U.S. Government customers manage programs and/or make procurement decisions, resulting in delays and reductions in payments and procurements. Similar challenges and uncertainty faced by some of our international government customers could also lead to delays and/or reductions.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, without prior notice, for its convenience or for default based on performance. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed. In some circumstances, however, a U.S. government contract does not have such termination protection. In those cases, we attempt to mitigate the termination risk through other means. To the extent such means are unavailable or do not fully address the costs incurred or profit on those costs, we could face significant losses from the termination for convenience of a contract that lacks termination protection. Termination by the U.S. Government of a contract for convenience could also result in the cancellation of future work on that program. Termination by the U.S. Government of a contract due to our default could require us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract, as well as other damages. Termination of a contract due to our default may expose us to material liability and could have a material adverse effect on our ability to compete for other contracts.

■

Significant delays or reductions in appropriations for our programs and federal government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations or cash flows.

The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend typically several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds committed on a contract, we may be at risk for reimbursement of those costs until additional funds are appropriated. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions, as applicable. The impact, severity and duration of the current U.S. economic situation and economic plans adopted or to be adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event that government funding for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government or the prime contractor, which could have a material adverse effect on our financial position, results of operations, and/or cash flows.

NORTHROP GRUMMAN CORPORATION

In August 2011, Congress enacted the Budget Control Act which, while raising the existing statutory limit on the amount of permissible federal debt, also committed the U.S. Government to significantly reducing the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021, reducing federal spending by approximately $940 billion relative to the fiscal year 2012 Presidential Budget submission. It also established a Joint Committee of Congress (the Joint Committee) that was responsible for identifying an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011. The Joint Committee was unable to identify the additional deficit reductions by this deadline thereby triggering a second provision of the Budget Control Act called “sequestration,” which calls for very substantial automatic spending cuts split between defense and non-defense programs scheduled to start in 2013 and continue over a nine-year period. While we believe efforts may be underway to prevent the automatic spending cuts scheduled to begin in 2013, the outcome of these efforts is uncertain, and we are unable to predict the impact that either identified or automatic cuts would have on funding for our individual programs. Long-term funding for certain programs in which we participate is likely to be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. While we believe that our business is well-positioned in areas that the DoD has indicated are areas of focus for future defense spending, the impact of the Budget Control Act remains uncertain and our business and industry could be materially adversely affected. In January 2012, the Secretary of Defense announced a number of program changes and cancellations that are scheduled to take place over the next several years, in part to comply with certain provisions of the Budget Control Act. Certain of these program changes and cancellations are expected to have an impact on programs in which we participate.

■

As a U.S. Government contractor, we are subject to various procurement regulations and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

U.S. Government contractors must comply with many significant procurement regulations and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. New regulations or procurement requirements (including, for example, regarding counterfeit parts) or changes to current ones, could increase our costs and risks of compliance and reduce our margins.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include, but are not limited to, our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems. Any costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions or suspension or debarment from doing business with the U.S. Government. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. If such actions were to result in suspension or debarment, this could have a material adverse effect on our business.

The U.S. Government, from time to time, recommends to its contractors that certain contract prices be reduced, or that costs allocated to certain contracts be disallowed. These recommendations can involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, we have on occasion reduced our contract prices and the costs allocated to our government contracts.

We are also, from time to time, subject to U.S. Government investigations relating to our operations, and we are subject to or expected to perform in compliance with a vast array of federal laws, including but not limited to the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, Cost Accounting

NORTHROP GRUMMAN CORPORATION

Standards, Federal Acquisition Regulation (FAR), the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. If we are found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to reductions of the value of contracts, contract modifications or termination and the assessment of penalties, fines, or compensatory or treble damages, which could have a material adverse effect on our financial position, results of operations, or cash flows. Such matters could also result in suspension or debarment. Given our dependence on government contracting and authorizations, suspension or debarment could have a material adverse effect on our financial position, results of operations, or cash flows.

■

Changes to business practices for U.S. government contractors could have a significant adverse effect on current programs, potential new awards and the processes by which procurements are awarded and managed.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items, and a reprioritization of available defense funds to key areas for future defense spending. For example, the DoD’s Better Buying Power Initiative is designed to reduce costs, gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods, services and solutions from defense contractors. In addition, the DCAA has implemented cost recovery initiatives designed to prioritize efforts to recover costs and close open audits. More recently, the thresholds for certain allowable costs are being challenged and refined.

These new initiatives have had, and we expect them to continue to have, a significant impact on the contracting environment in which we do business. In support of the implementation of the Better Buying Power initiative, the U.S. Government is issuing a large number of new regulations and statutory requirements which are shifting additional responsibility and performance risks to the contractor. This is also being accomplished by the Government’s increased reliance on the use of fixed price incentive contracts with specifically identified fee share line structures rather than cost type or fixed price contracts. While the full impact to our business as a result of these changes remains uncertain, and subject to the manner in which they are implemented, our business and industry could be materially adversely affected.

■	Competition within our markets and an increase in bid protests may reduce our revenues and market share.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities or be able to assume lower costs than we do in some areas or programs. We have seen, and anticipate that we will continue to see, increased competition in some of our core markets, especially as a result of the reduction in budgets for many U.S. Government agencies and fewer new program starts. In addition, as discussed in more detail above, projected U.S. defense spending levels for periods beyond the near-term are uncertain and difficult to predict. Changes in U.S. defense spending may limit certain future market opportunities. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms. Additionally, some customers, including the DoD, may turn to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share, which could negatively impact our financial position, results of operations, or cash flows.

We are also experiencing an increasing number of bid protests from unsuccessful bidders on new program awards. Bid protests could result in the award decision being overturned, and a re-bid of the contract. Even where a bid protest does not result in a new award, the resolution can extend the time until the contract activity can begin, and delay potential earnings.

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

NORTHROP GRUMMAN CORPORATION

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

Our operating results are heavily dependent upon our ability to attract and retain sufficient personnel with requisite skills and/or security clearances. If qualified personnel become scarce, we could experience higher labor, recruiting or training costs in order to attract and retain such employees. Failure to maintain a qualified workforce could result in difficulty in performing under our contracts.

Approximately 3,400 of our 72,500 employees are covered by an aggregate of 17 collective bargaining agreements, and we expect to negotiate or re-negotiate renewals for nine of our collective bargaining agreements in 2012. Collective bargaining agreements generally expire after three to five years, and are subject to renegotiation upon expiration. We may experience difficulties with renewals and renegotiations of existing collective bargaining agreements. If we experience such difficulties, we could incur additional expenses and may be subject to work stoppages. Any such expenses or delays could adversely affect programs served by employees who are covered by collective bargaining agreements.

■

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions, manufacturing materials or components could prevent us from achieving contractual requirements.

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

Certain contracts, primarily involving space satellite systems, contain provisions that entitle the customer to recover fees in the event of partial or complete failure of the system upon launch or subsequent deployment for less than a specified period of time. Under such terms, we could be required to forfeit fees previously recognized and/or collected. We have not experienced any material losses in the last decade in connection with such contract performance incentive provisions. However, if we were to experience launch failures or complete satellite system failures in the future, for example, such events could have a material adverse effect on our financial position, results of operations, or cash flows.

■

Contract cost growth on fixed-price and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. This cost growth can occur if estimates to complete increase due to a variety of reasons including: technical challenges; manufacturing difficulties or delays; or workforce-related issues; and where initial estimates used for calculating the contract cost were incorrect. The cost

NORTHROP GRUMMAN CORPORATION

estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability or reduced productivity of labor, the nature and complexity of the work to be performed, the timelines and availability of materials, major subcontractor performance and quality of their products, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete, including additional pension-related costs that may arise from the new rule published by the Cost Accounting Standards (CAS) Board discussed further in the pension and medical expenses risk factor below. A significant change in cost estimates on one or more programs could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our risk varies with the type of contract. Flexibly priced contracts include both cost-type and fixed-price incentive contracts. Due to their nature, firm fixed-price contracts inherently have more risk than flexibly priced contracts. In 2011, approximately 41 percent of our annual revenues were derived from firm fixed-price contracts. We typically enter into firm fixed-price contracts where costs can be reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. Should the terms specified in our contracts not be met, then profitability may be reduced. Fixed-price development work comprises a small portion of our firm fixed-price contracts and inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are generally reduced. In addition, successful performance of firm fixed-price development contracts that include production units is subject to our ability to control some cost growth in meeting production specifications and delivery rates. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates.

Under a typical fixed-price incentive contract, the allowable costs incurred by the contractor are subject to reimbursement, but are subject to a cost-share limit, which affects profitability. Under a cost-type contract, the allowable costs incurred by the contractor are also subject to reimbursement plus a fee that represents profit. We typically enter into cost-type contracts for development programs with complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases, the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise.

■	We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.

When agreeing to contractual terms, our management makes assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, complexity of the work to be performed, cost and availability of materials, impact of delayed performance and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions are made regarding the length of time to complete a contract since costs also include expected increases in wages, prices for materials and allocated fixed costs. Similarly, assumptions are made regarding the future impact of our efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profit rates.

Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying

NORTHROP GRUMMAN CORPORATION

circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance. See Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7.

■	Our earnings and margins depend, in part, on subcontractor performance as well as raw material and component availability and pricing.

We rely on other companies to provide raw materials and major components for our products and rely on subcontractors to produce hardware elements and sub-assemblies and perform some of the services that we provide to our customers. Disruptions or performance problems caused by our subcontractors and vendors could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations on time as a prime contractor could be adversely affected if one or more of the vendors or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely and cost-effective manner.

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

In connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. Government. Consistent with the industry’s efforts, our procurement practices are intended to reduce the likelihood of our procurement of counterfeit parts or materials. There are currently several components, for which there may only be one supplier. The inability of a sole source supplier to meet our needs or the appearance of counterfeit parts could have a material adverse effect on our financial position, results of operations, or cash flows.

Changes in economic conditions, as well as changes in the defense budget, can adversely affect the ability of our subcontractors and suppliers to perform and further increase this risk.

■

Changes in future business conditions could cause business investments and/or recorded goodwill and other intangible assets to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

Goodwill accounts for approximately half of our recorded total assets. We evaluate goodwill amounts for impairment at least annually or more often when we believe potential impairment exists. The annual impairment test is based on several factors requiring judgment. A significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. We continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets.

As part of our overall strategy, we may, from time to time, acquire a minority or majority interest in a business. Even after careful integration efforts, actual operating results may vary significantly from initial estimates and we may experience unforeseen issues that adversely affect the value of our goodwill or intangible assets.

■	Our international business exposes us to additional risks.

While our international business is not substantial, it remains subject to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. Failure by us, our employees,or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension or debarment from government contracts or

NORTHROP GRUMMAN CORPORATION

suspension of our export privileges, which could have a material adverse effect on us. Changes in regulation or political environment may affect our ability to conduct business in foreign markets, including those regarding investment, procurement and repatriation of earnings. Our international business may also be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements.

The services and products we provide internationally, including those provided by subcontractors, are sometimes in countries with unstable governments, in areas of military conflict or at military installations. This increases the risk of an incident resulting in harm or loss of life to our employees, subcontractors or other third parties or damage to our products. We maintain insurance and take other steps to mitigate the risk and potential liabilities related to our international operations, but these steps may not be adequate to prevent loss or to cover resulting claims and liabilities, and we may be forced to bear substantial costs (see additional discussion of possible inadequacy of our insurance coverage below). In addition, any accidents or incidents that occur in connection with our international operations could result in negative publicity for the company, which may adversely affect our reputation and make it more difficult for us to compete for future contracts or attract and retain employees or result in the loss of existing and future contracts. The impact of these factors is difficult to predict, but one or more of them could adversely affect our financial position, results of operations, or cash flows.

■	Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents or business partners.

We have implemented extensive policies, procedures, training and other compliance controls to prevent misconduct by employees, agents or others with whom we are doing business that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition and data privacy. However, we cannot ensure that we will prevent all such misconduct committed by our employees, agents or others with whom we are doing business. Such improper actions could subject us to administrative, civil or criminal investigations and monetary and non-monetary penalties, including suspension and debarment,that could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations or cash flows.

■	Our business could be negatively impacted by security threats, including physical and cybersecurity threats, and other disruptions.

As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information or capabilities, harm to personnel or infrastructure, or damage to our reputation, and could have a material adverse effect on our financial position, results of operations, or cash flows.

Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

NORTHROP GRUMMAN CORPORATION

We also manage information technology systems for various customers and other third parties. While we operate under information security policies and procedures for managing these systems, we generally face similar cybersecurity threats for these systems as for our own.

■	Unforeseen environmental costs could have a material adverse effect on our financial position, results of operations, or cash flows.

Our operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns and other actions commonly referred to as “green initiatives.” Compliance with current and future environmental laws and regulations currently requires and is expected to continue to require significant operating and capital costs.

Environmental laws and regulations provide for substantial fines and criminal sanctions for violations, and may limit our operations or require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or decrease the likelihood of accidental hazardous substance releases. We also incur, and expect to continue to incur, costs to comply with current federal and state environmental laws and regulations related to the cleanup of pollutants previously released into the environment. In addition, if we were found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the “Excluded Parties List” maintained by the General Services Administration. The listing could continue until the EPA concludes that the cause of the violation had been corrected. If we were listed on the Excluded Parties List it could have a material adverse effect on our financial position, results of operations and cash flows. Listed facilities generally cannot be used in performing any U.S. Government contract until the violation is corrected.

The adoption of new laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, sanctions or penalties, could negatively impact our ability to recover such costs under previously priced contracts or financial insolvency of other responsible parties could cause us to incur costs in the future that could have a material adverse effect on our financial position, results of operations, or cash flows.

■	We are subject to various claims and litigation that could ultimately be resolved against us.

The size, type and complexity of our business make us highly susceptible to claims and litigation. We are and may become subject to various environmental claims, income tax matters, compliance matters, claims, investigations, and administrative, civil or criminal litigation, which could divert financial and management resources and, could lead to fines, penalities, judgements, and other monetary and non-monetary results, including suspension or debarment, and could have a material adverse effect on our financial position, results of operations or cash flows. Any investigation, claim, or litigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

■	We may be unable adequately to protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents, trademarks, copyrights, and other forms of intellectual property. The U.S. Government has certain rights to use certain intellectual property that we develop in performance of government contracts, and it may use or authorize others to use certain such intellectual property. Our intellectual property is subject to challenge, invalidation, misappropriation or circumvention by third parties.

We also rely significantly upon proprietary technology, information, processes and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors and other parties, as well as through other measures. These agreements and other measures may not provide adequate protection for our unpatented proprietary

NORTHROP GRUMMAN CORPORATION

information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors. In some instances, we have licensed the proprietary intellectual property of others, but we may be unable in the future to secure the necessary licenses to use such intellectual property on commercially reasonable terms. If we are unable adequately to protect our intellectual property rights, our business could be adversely affected.

■	Our business is subject to disruption caused by natural disasters, environmental disasters and other factors that could adversely affect our profitability and our overall financial position.

We have significant operations located in regions of the U.S. that may be exposed to earthquakes, damaging storms, and other natural disasters, including environmental disasters. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant. If insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs, our financial position, results of operations, or cash flows could be materially adversely affected.

Our suppliers and subcontractors are also subject to natural disasters that could affect their ability to deliver or perform under a contract. Performance failures by our subcontractors due to natural and environmental disasters may adversely affect our ability to perform our obligations on the prime contract. This could reduce our profitability due to damages or other costs that may not be fully recoverable from the subcontractor or from the customer, could result in a termination of the prime contract and could have an adverse effect on our ability to compete for future contracts.

Natural disasters could also disrupt our workforce, electrical and other power distribution networks, including computer and internet operation and accessibility, and the critical industrial infrastructure needed for normal business operations. These disruptions could cause adverse effects on our profitability and performance.

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

As part of our overall strategy, we may, from time to time, merge with or acquire businesses, dispose of or spin-off businesses, form joint ventures or create strategic alliances. Whether we realize the anticipated benefits from these transactions depends, in part, upon the integration between the businesses involved, the performance of the underlying products, capabilities or technologies, the management of the operations and market conditions following these transactions. Accordingly, our financial results could be adversely affected from unanticipated performance issues, transaction-related charges, liabilities, amortization of expenses related to intangibles, charges for impairment of long-term assets, guarantees, partner performance and indemnifications. Divestitures may result in continued financial involvement in the divested business, such as through guarantees, indemnifications, or other financial arrangements, following the transaction. Although we have established procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.

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

A tightening of credit could also adversely affect our suppliers’ ability to obtain financing. Delays in suppliers’ ability to obtain financing, or the unavailability of financing, could cause us to be unable to meet our contract obligations and could adversely affect our financial position, results of operations, or cash flows. The inability of our suppliers to obtain financing could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other supplemental means to support our existing suppliers.

■

Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions, future investment performance of plan assets, future trends in health care costs and legislative or other regulatory actions.

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

Additionally, due to government regulations, pension plan cost recoveries under our government contracts occur in different periods from when those pension costs are recognized for financial statement purposes or when pension funding is made. These timing differences could have a material adverse effect on our cash flow from operations. On December 27, 2011, the CAS Board published a final rule intended to partially harmonize the measurement and period of assignment of defined benefit pension plan costs allocable to U.S. Government contracts and the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act (PPA) of 2006. We anticipate that this rule will better align, but not eliminate, mismatches between ERISA funding requirements and CAS pension costs for U.S. Government CAS covered contracts. The rule becomes effective February 27, 2012, with 2013 being the first year of applicability for the revised accounting practices required by the rule. Price proposals for CAS covered contracts awarded on or after the effective date of February 27, 2012 will reflect the effects of the rule. Although we believe that contractors are entitled to an equitable adjustment on CAS covered contracts awarded prior to the February 27, 2012 effective date, the application of this rule on our financial position, results of operations and cash flows could be materially adversely affected if we are unable to successfully recover such equitable adjustment.

■	Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many

NORTHROP GRUMMAN CORPORATION

transactions and calculations where the ultimate tax determination is uncertain. In addition, timing differences in the recognition of income from contracts for financial statement purposes and for income tax regulations can cause uncertainty with respect to the timing of income tax payments, which can have a significant impact on our cash flow from operations in a particular period. Furthermore, changes in applicable domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, profitability and cash flow.

■	Our nuclear-related operations subject us to various environmental, regulatory, financial and other risks.

Our nuclear-related operations subject us to various risks, including potential liabilities relating to harmful effects on the environment and human health that may result from nuclear-related operations and the storage, handling and disposal of radioactive materials. We are also subject to reputational harm and potential liabilities arising out of a nuclear incident, whether or not it is within our control. The U.S. Government and prime contractors provide certain indemnity protection under certain of our contracts pursuant to, or in connection with, Public Law 85-804 and the Price-Anderson Nuclear Industries Indemnity Act for certain nuclear-related risks. If there was a nuclear incident and that indemnity protection was not available to cover our losses and liabilities, it could have a material adverse effect on our financial position, results of operations, or cash flows.

■

If all or any portion of the spin-off of our former Shipbuilding business or certain internal transactions undertaken in anticipation of the spin-off transaction are determined to be taxable for U.S. federal income tax purposes, we and our shareholders that are subject to U.S. federal income tax may incur significant U.S. federal income tax liabilities.

In connection with the spin-off of our former shipbuilding business, we received a letter ruling from the IRS and an opinion of counsel confirming that we and our shareholders would not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the merger, the internal reorganization or the distribution, except that our shareholders who receive cash in lieu of fractional shares would recognize gain or loss with respect to such cash. The ruling and the opinion relied on certain facts, assumptions, representations and undertakings from us and HII regarding the past and future conduct of the companies’ respective businesses and other matters.

We are not aware of any facts or circumstances that would cause any of the factual statements or representations in the IRS ruling or the opinion to be incomplete or untrue at the time of the spin-off transaction. Nevertheless, if the IRS determines that any of the factual statements or representations that the IRS ruling or the opinion was based on were incomplete or untrue, or if certain facts or circumstances upon which the IRS ruling or the opinion was based were materially different from those at the time of the spin-off, we and our shareholders may not be able to rely on the IRS ruling or the opinion of counsel and could be subject to significant tax liabilities.

Even if the spin-off transaction otherwise qualifies as tax-free for U.S. federal income tax purposes, the internal reorganization and distribution may be taxable to us (but not to our shareholders) if certain events occur, including, if within two years following the spin-off there are one or more acquisitions (including issuances) of the stock of either us or HII, representing 50% or more of the then-outstanding stock of either corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution; we cease to engage appropriately in the conduct of a substantial part of our existing business; or, we or HII repurchase shares in excess of specified levels over a two-year period (which substantially exceed

NORTHROP GRUMMAN CORPORATION

our historical repurchase activity level). If such tax were incurred, the tax liability would be substantial. HII has agreed not to undertake transactions that would reasonably be expected to trigger such tax, and we intend to avoid any such transactions.

■	The spin-off of our former Shipbuilding business may expose us to potential claims and liabilities.

In connection with the spin-off transaction, we entered into a number of agreements with HII setting forth certain rights and obligations of the parties after the separation. For example, under the Separation and Distribution Agreement, from and after the spin-off transaction, each of HII and Northrop Grumman is generally responsible for the debts, liabilities and other obligations related to the business or businesses that it owns and operates following the consummation of the spin-off. It is possible that a court would disregard the allocation agreed to between us and HII, and require that we assume responsibility for certain obligations allocated to HII (for example, tax and/or environmental liabilities), particularly if HII were to refuse or were unable to pay or perform such obligations.

In addition, third parties could seek to hold us responsible for any of the liabilities or obligations for which HII has agreed to be responsible and/or to indemnify us. The indemnity rights we have under our agreements with HII may not be sufficient to protect us against such liabilities. Even if we ultimately succeed in recovering from HII any amounts for which we are held liable, we may be required to record these losses ourselves until such time as the indemnity contribution is paid. In addition, certain indemnities that we may be required to provide HII are not subject to a cap, may be significant, and could negatively impact our business. These risks could negatively affect our business and could have a material adverse effect on our financial position, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

No information is required in response to this item.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Form 10-K and the information we are incorporating by reference contain statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends” and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in Part I, Item 1A and other important factors disclosed in this report and from time to time in our other filings with the SEC.

You are urged to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. These forward-looking statements speak only as of the date this report is first filed or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Item 2.	Properties

At December 31, 2011, we owned or leased approximately 37 million square feet of floor space at approximately 655 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses. At December 31, 2011, we leased to third parties approximately 469,000 square feet of our owned and leased facilities, and had vacant floor space of approximately 403,000 square feet.

NORTHROP GRUMMAN CORPORATION

At December 31, 2011, we had major operations at the following locations:

Aerospace Systems – Carson, El Segundo, Manhattan Beach, Mojave, Palmdale, Redondo Beach, and San Diego, CA; Melbourne and St. Augustine, FL; Bethpage, NY; and Clearfield, UT.

Electronic Systems – Azusa, Sunnyvale and Woodland Hills, CA; Norwalk, CT; Apopka, FL; Rolling Meadows, IL; Annapolis, Elkridge, Linthicum and Sykesville, MD; Williamsville, NY; Cincinnati, OH; Salt Lake City, UT; and Charlottesville, VA. Locations outside the U.S. include United Kingdom, France, Germany, and Italy.

Information Systems – Huntsville, AL; Carson, McClellan, Redondo Beach, San Diego, and San Jose, CA; Aurora and Colorado Springs CO; and Annapolis Junction, MD; Bellevue, NE; and Chantilly, Chester, Dahlgren, Fairfax, Herndon, McLean, Reston, and Richmond, VA.

Technical Services – Sierra Vista, AZ; Warner Robins, GA; Lake Charles, LA; and Herndon, VA.

Corporate and other locations – Falls Church and Lebanon, VA; and Irving, TX.

The following is a summary of our floor space at December 31, 2011:

Square feet (in thousands)	Owned	Leased	U.S. Government Owned/Leased	Total
Aerospace Systems	6,358	5,635	1,914	13,907
Electronic Systems	8,220	3,113		11,333
Information Systems	651	7,461		8,112
Technical Services	128	2,202		2,330
Corporate	746	969		1,715
Total	16,103	19,380	1,914	37,397

We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.

In the fourth quarter of 2010, we purchased an existing 334,407 square foot building located at 2980 Fairview Park Drive, Falls Church, Virginia, as the new location for our principal executive offices. In August 2011, we relocated our corporate office in Los Angeles, California and corporate employees in Rosslyn, Virginia to our new corporate office in Falls Church, Virginia. We believe this move will enable us to better serve our customers.

Item 3.	Legal Proceedings

We have provided information about certain legal proceedings in which we are involved in Note 14 to the consolidated financial statements in Part II, Item 8.

As disclosed elsewhere in this report, we completed the spin-off of HII effective as of March 31, 2011, and our former Shipbuilding business is now reported as discontinued operations. As provided in the Separation and Distribution Agreement with HII described in Note 6 of the consolidated financial statements in Part II, Item 8, HII generally is responsible for investigations, claims and litigation matters related to the Shipbuilding business. The company has therefore excluded from this report certain previously disclosed Shipbuilding-related investigations, claims and litigation matters for which HII has lead responsibility.

In addition to the matters specifically disclosed in Note 14, we are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the

NORTHROP GRUMMAN CORPORATION

company because of the company’s reliance on government contracts and authorizations. Based on the information available to us to date, we do not believe that the outcome of any matter pending against the Company, including the matters specifically identified in Note 14, is likely to have a material adverse effect on the company’s consolidated financial position as of December 31, 2011 or its annual results of operations or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A, of this report.

Item 4.	Mine Safety Disclosures

Not applicable

NORTHROP GRUMMAN CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information.

Our common stock is listed on the New York Stock Exchange and trades under symbol NOC.

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions. The stock prices listed in the table below for quarter-end prices prior to March 31, 2011 have not been adjusted for the impact of the Shipbuilding spin-off.

	2011	2010
January to March	$62.71 to $71.87	$55.63 to $66.25
April to June	60.42 to 70.33	54.10 to 69.38
July to September	49.24 to 70.00	54.12 to 60.63
October to December	50.87 to 59.45	60.11 to 65.34

(b)	Holders.

The approximate number of common stockholders was 30,908 as of February 6, 2012.

(c)	Dividends.

Quarterly dividends per common share for the most recent two years are as follows:

	2011	2010
January to March	$0.47	$0.43
April to June	0.50	0.47
July to September	0.50	0.47
October to December	0.50	0.47
	$1.97	$1.84

Common Stock

We have 800,000,000 shares authorized at a $1 par value per share, of which 253,889,622 shares and 290,956,752 shares were outstanding as of December 31, 2011, and 2010, respectively.

Preferred Stock

We have 10,000,000 shares authorized at a $1 par value per share, of which no shares were issued and outstanding as of December 31, 2011, and 2010.

NORTHROP GRUMMAN CORPORATION

(d)	Stock Performance Graph.

Comparison of Cumulative Five Year Total Return

Among Northrop Grumman Corporation, the S&P 500 Index,

and the S&P Aerospace & Defense Index

(1)	Assumes $100 invested at the close of business on December 31, 2006, in Northrop Grumman Corporation common stock, Standard & Poor’s (S&P) 500 Index, and the S&P Aerospace & Defense Index.

(2)	The cumulative total return assumes reinvestment of dividends. In March 2011, we completed the HII spin-off. Our shareholders received one share of HII common stock for every six shares of our common stock held on the record date. The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend.

(3)	The S&P Aerospace & Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Goodrich Corporation, Honeywell International Inc., L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc., Textron, Inc., and United Technologies Corporation.

(4)	The total return is weighted according to market capitalization of each company at the beginning of each year.

NORTHROP GRUMMAN CORPORATION

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The table below summarizes our repurchases of common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 1 through October 31, 2011	6,461,209	$54.04	6,461,209	$2,003
November 1 through November 30, 2011	2,329,649	56.39	2,329,649	1,871
December 1 through December 31, 2011	2,978,115	56.65	2,978,115	1,703
Ending balance	11,768,973	$55.17	11,768,973	$1,703	(1)

(1)	On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. On April 25, 2011, after the company had repurchased shares totaling $245 million, the company’s board of directors authorized an increase to the remaining share repurchase authorization to $4.0 billion. As of December 31, 2011, the company had $1.7 billion remaining for share repurchases under this authorization.

(2)	Includes commissions paid and calculated as the average price paid per share under the respective repurchase programs.

Share repurchases take place at management’s discretion or under pre-established, non-discretionary programs, depending on market conditions, in the open market, and in privately negotiated transactions. We retire our common stock upon repurchase and have not made any purchases of common stock other than in connection with publicly announced repurchase program authorizations. In connection with the spin-off of the Shipbuilding business, we obtained a Private Letter Ruling (“PLR”) from the Internal Revenue Service that limits our share repurchases to approximately 88 million shares within two years of the spin-off (a maximum of 30 percent of outstanding shares at the time of the separation). Due to share repurchases subsequent to the spin-off, the remaining number of shares that we can repurchase under this share repurchase limitation as of December 31, 2011, is approximately 48 million shares. Cash available from unusual transactions, such as the disposition of significant assets, should they arise, can be used to repurchase additional shares.

(f)	Securities Authorized for Issuance Under Equity Compensation Plans.

For a description of securities authorized under our equity compensation plans, see Note 17 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 6.	Selected Financial Data

The data presented in the following table is derived from the audited consolidated financial statements and other information adjusted to reflect the effects of discontinued operations. See also Business Dispositions in Part II, Item 7.

Selected Financial Data

	Year Ended December 31
$ in millions, except per share amounts	2011	2010	2009	2008	2007
Sales and Service Revenues
U.S. Government	$23,905	$25,507	$24,955	$23,274	$21,687
Other customers	2,507	2,636	2,695	2,977	2,957
Total revenues	$26,412	$28,143	$27,650	$26,251	$24,644
Operating income	$3,276	$2,827	$2,274	$2,076	$2,464
Earnings from continuing operations	2,086	1,904	1,434	1,018	1,448
Basic earnings per share, from continuing operations	$7.54	$6.41	$4.49	$3.04	$4.24
Diluted earnings per share, from continuing operations	7.41	6.32	4.44	2.98	4.09
Cash dividends declared per common share	1.97	1.84	1.69	1.57	1.48
Year-End Financial Position
Total assets(1)	$25,411	$31,410	$30,297	$30,077	$33,252
Notes payable to banks and long-term debt	3,948	4,724	4,011	3,661	3,772
Total long-term obligations and preferred stock(2)	8,940	7,947	8,959	8,926	7,278
Financial Metrics
Cash provided by continuing operations	$2,347	$2,056	$1,995	$2,705	$2,050
Free cash flow from continuing operations(3)	1,855	1,471	1,454	2,132	1,478
Other Information
Company-sponsored research and development expenses	$543	$580	$588	$543	$502
Maintenance and repairs	364	369	371	314	216
Payroll and employee benefits	10,275	10,861	11,119	10,127	9,616
Number of employees at year-end	72,500	79,600	81,800	81,418	79,818

(1)	Total assets as of December 31, 2007 – 2010 have been reduced by $121 million as a result of the correction of deferred tax assets described in Note 10 in Part II, Item 8.

(2)	In 2008, all of the outstanding shares of preferred stock were converted or redeemed. Total long-term obligations includes the long-term portions of debt, pension and post-retirement plan liabilities, environmental liabilities, deferred compensation and other long-term obligations.

(3)	Free cash flow from continuing operations is a non-GAAP financial measure and is calculated as cash provided by continuing operations less capital expenditures and outsourcing contract and related software costs. Outsourcing contract and related software costs are similar to capital expenditures in that the contract costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. These outsourcing contract and related software costs are deferred and expensed over the contract’s period of performance. See Liquidity and Capital Resources – Free Cash Flow from Continuing Operations in Part II, Item 7 for more information on this measure.

NORTHROP GRUMMAN CORPORATION

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Notable Events

Certain notable events or activities affecting our 2011 consolidated financial results included the following:

Significant financial events for the year ended December 31, 2011:

■	We completed the spin-off of our Shipbuilding business (Huntington Ingalls Industries or HII), which is now reported within discontinued operations.

■	In connection with the spin-off of HII, we received cash of $1.4 billion.

■	We reduced our participation in the National Security Technologies (NSTec) joint venture, which resulted in a $1.7 billion reduction in contract backlog and a $579 million reduction in 2011 revenues.

■	We repaid notes with a face value of $768 million.

■	We made voluntary pension funding contributions totaling $1.0 billion.

■	We repurchased 40.2 million shares of common stock for a total of $2.3 billion.

■	In the second quarter of 2011, we increased the quarterly stock dividend from $0.47 per share to $0.50 per share.

■	We paid $543 million in cash dividends.

Other notable events for the year ended December 31, 2011:

■	We relocated our corporate offices in Los Angeles, California and in Rosslyn, Virginia to our new corporate office in Falls Church, Virginia.

■	We increased the authorization for share repurchases by approximately $2.2 billion.

Political and Economic Environment

The U.S. and global economies have experienced a period of substantial economic uncertainty and turmoil, with high levels of national debt, and the related financial markets have been characterized by significant volatility.

Current levels of deficit spending in the U.S. could prove to be unsustainable over the long term. Although defense spending is expected to remain a national priority within future federal budgets, the passage of the Budget Control Act of 2011 (the Budget Control Act) in August 2011 marked a growing political acceptance of cutting planned defense spending as part of a deficit reduction solution. Some allied government defense spending has also come under increasing pressure as governments search for ways to reduce their deficits and national debts.

The Administration and Congress will likely continue to debate the size of the new defense budget plan for the next decade, but spending over the next several years is expected to drop measurably from previously planned levels, absent a significant national security event. Future defense plans and changes in defense spending levels could adversely affect the individual programs and delay purchasing by our customers, which could have a material adverse effect on the company’s consolidated financial position, results of operations, and/or cash flows. While these significant budgetary considerations put downward pressure on growth in our industry, we believe that our business is well positioned in areas that the DoD has indicated are areas of focus for future defense spending to help the DoD meet its critical future capability requirements for protecting U.S. security and the security of our allies in the years to come.

The Budget Control Act raised the statutory limit on the amount of permissible federal debt and committed the U.S. Government to reduce significantly the federal deficit in the coming decade. The Budget Control Act consists of two parts, both of which could impact future defense spending levels. The first part mandates a total reduction of $940 billion to the fiscal year 2012 Presidential Budget submission as part of established caps on discretionary spending through 2021. Of this total reduction, approximately $490 billion is expected to come from defense spending. The Budget Control Act also set up a Joint Committee of Congress (the Joint Committee) that

NORTHROP GRUMMAN CORPORATION

was responsible for identifying an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011. The Joint Committee was unable to identify the additional deficit reductions by this deadline thereby triggering a second provision of the Budget Control Act called “sequestration,” which calls for very substantial automatic spending cuts split between defense and non-defense programs that will start in 2013 and continue over a nine-year period. Both the Administration and many members of Congress have indicated that sequestration is not the preferred path to deficit reduction and that alternative steps should be pursued. While we believe efforts may be underway to prevent the automatic spending cuts scheduled to begin in 2013, the outcome of these efforts is uncertain.

The fiscal year 2012 defense budget provides a nominal increase in base funding over fiscal year 2011 levels. We anticipate continued debate over defense spending with the President’s Budget request for fiscal year 2013 and the subsequent Congressional budget process. The forthcoming general election in November is expected to generate significant additional political dialogue centered around the federal deficit and potential cuts in government spending. Budget decisions made in this environment could have long-term consequences for our company and the entire defense industry.

We expect U.S. force levels and budget resources tied to current hostilities to continue to draw down. As overall defense spending is reduced, the DoD is re-evaluating the role and structure of the military. The DoD recently released a new defense strategy that resulted from a comprehensive review intended to guide its priorities and budgeting decisions. The new guidance indicates the U.S. military needs to project power globally and operate effectively in all domains, including cybersecurity, and it places particular emphasis on the Asia Pacific region as an area of strategic focus.

In January 2012, the Secretary of Defense announced a number of program changes and cancellations that are scheduled to take place over the next several years in part to comply with certain provisions of the Budget Control Act. Certain of these program changes and cancellations will have an impact on programs in which we participate.

The U.S. is expected to continue to maintain a range of powerful military capabilities to support U.S. national security interests, even amidst economic difficulties and reductions in defense spending levels, and consequently we expect the U.S. will continue to need many of the sophisticated capabilities that we provide. We believe our portfolio aligns well with the DoD’s indicated requirements, and, as a result, we believe we are well positioned to help the DoD meet its critical future capability requirements for protecting U.S. security in the years ahead.

Although reductions to individual programs in which we participate or for which we expect to compete are always possible (such as the recent announcements regarding the Block 30 Global Hawk and F-35 programs), we believe that spending on recapitalization, modernization and maintenance of defense, intelligence, and homeland security assets will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems along with advanced electronics and software to enhance the capabilities of individual systems and provide real-time integration of individual surveillance, information management, strike, and battle management platforms. Given the current era of irregular warfare, we expect increased investment in persistent awareness with intelligence, surveillance and reconnaissance (ISR) systems, cyber warfare, and an expansion of information available for the warfighter to make timely decisions. We expect other significant new competitive opportunities to include long range strike, directed energy applications, missile defense, satellite communications systems, restricted programs, cybersecurity, technical services and information technology contracts, and numerous international and homeland security programs.

We believe that the U.S. Government will continue to place a high priority on defense spending and national security, as well as economic challenges, and will continue to invest in sophisticated systems providing long-range surveillance and intelligence, battle management, precision strike, and strategic agility. In addition, the U.S. Government continues to face challenges with recapitalizing equipment and rebuilding readiness while also pursuing modernization and reducing overhead and inefficiency.

See Risk Factors located in Part I, Item 1A for a more complete description of risks we face.

NORTHROP GRUMMAN CORPORATION

Cybersecurity

Our industry and the broader national security community are subject to various cybersecurity threats including, but not limited to, attempts to gain unauthorized access to sensitive information. We proactively work to assess and mitigate the evolving risks. In addition, we have partnered with various industry and government participants, including the DoD, to collaborate around increased awareness and enhanced protections against cybersecurity threats. See Risk Factors located in Part I, Item 1A for a more complete description of the risks that we face due to security threats, including cybersecurity threats.

Green Initiatives

We could be affected by future laws or regulations, including but not limited to, those enacted in response to climate change concerns and other actions known as “green initiatives.” In 2009, we established a goal of reducing our greenhouse gas emissions over a five-year period through December 31, 2014. In 2010, we established goals for water usage and solid waste generation. To comply with laws, regulations, and green initiatives, including our goals, we have incurred and expect to incur capital and operating costs, but at this time, such costs have not had, and we do not expect that such costs will have, a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

BUSINESS DISPOSITIONS

2011 – We completed the spin-off to our shareholders of HII effective March 31, 2011. HII operates the business that was previously the Shipbuilding segment (Shipbuilding) of the company prior to the spin-off. The spin-off was the culmination of the company’s decision to explore strategic alternatives for Shipbuilding as it was determined to be in the best interests of shareholders, customers, and employees to allow both the company and Shipbuilding to pursue more effectively their respective opportunities to maximize value. We made a pro rata distribution to our shareholders of one share of HII common stock for every six shares of our common stock held on the record date of March 30, 2011, or 48.8 million shares of HII common stock. There was no gain or loss recognized by the company as a result of the spin-off transaction. In connection with the spin-off, HII issued senior notes and entered into a credit facility with third-party lenders, and HII used a portion of the proceeds of the notes and credit facility to fund a $1.4 billion cash contribution to us. Sales for Shipbuilding for the three months ended March 31, 2011, were $1.6 billion and sales for the years ended December 31, 2010 and 2009, were $6.7 billion and $6.2 billion, respectively. The assets, liabilities and operating results of this business unit are reported as discontinued operations in the consolidated financial statements for all periods presented.

2009 – We sold our Advisory Services Division (ASD) in December 2009, for $1.65 billion in cash to an investor group led by General Atlantic, LLC and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly owned subsidiary TASC Services Corporation, and certain contracts carved out from other businesses also in Information Systems that provide systems engineering technical assistance (SETA) and other analysis and advisory services. Sales for ASD in the year ended December 31, 2009 was approximately $1.5 billion.

NORTHROP GRUMMAN CORPORATION

Discontinued Operations – Earnings for the businesses classified within discontinued operations for the dispositions discussed above were as follows:

	Year Ended December 31
$ in millions	2011	2010	2009
Sales and service revenues	$1,646	$6,711	$7,740
Earnings from discontinued operations	59	229	345
Income tax expense	(28)	(95)	(111)
Earnings, net of tax	31	134	234
Gain on divestitures	2	10	446
Income tax (expense) benefit	(1)	5	(428)
Gain on divestitures, net of tax	1	15	18
Earnings from discontinued operations, net of tax	$32	$149	$252

CONTRACTS

We generate the majority of our business from long-term government contracts for development, production, and support activities. Government contracts typically include the following major cost elements: material, labor, overhead, subcontract costs, and general and administrative costs. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are determined under the requirements of the Federal Acquisition Regulation (FAR) and CAS regulations as allowable and allocable costs. Examples of costs incurred by us and not billed to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, certain legal costs, lobbying costs, charitable donations, interest expense and advertising costs.

Our long-term contracts typically fall into one of two broad categories:

Flexibly Priced Contracts – Flexibly priced contracts include both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor’s allowable costs incurred plus a fee that represents profit. Cost-type contracts generally require that the contractor use its best efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor’s allowable costs up to a ceiling amount, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached.

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

The following table summarizes 2011 revenue recognized by contract type and customer:

($ in millions)	U.S. Government	Other Customers	Total	Percent of Total
Flexibly priced contracts	$15,413	$237	$15,650	59%
Firm fixed-price contracts	8,492	2,270	10,762	41%
Total sales and service revenues	$23,905	$2,507	$26,412	100%

NORTHROP GRUMMAN CORPORATION

Contract Fees – Negotiated contract fee structures, for both flexibly priced and fixed-price contracts include, but are not limited to: fixed-fee amounts, cost sharing arrangements to reward or penalize for either under or over cost target performance, positive award fees, and negative penalty arrangements. Profit margins may vary materially depending on the negotiated contract fee arrangements, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Award Fees – Certain contracts contain provisions consisting of award fees based on performance criteria such as cost, schedule, quality, and technical performance. Award fees are determined and earned based on an evaluation by the customer of the company’s performance against negotiated criteria. Award fees that can reasonably be estimated and are deemed reasonably assured, are recorded over the performance period of the contract. Award fee contracts are used in certain of our operating segments.

Compliance and Monitoring – We monitor our policies and procedures with respect to our contracts on a regular basis to enhance consistent application under similar terms and conditions, as well as compliance with all applicable government regulations and laws. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency.

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

Percentage-of-Completion Accounting – We generally recognize revenues from our long-term contracts under the cost-to-cost or the units-of-delivery measures of the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. For most contracts, sales are calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. The units-of-delivery measure is a modification of the percentage-of-completion method, which recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. Under percentage-of-completion accounting, we estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on each contract’s percentage-of-completion.

The use of the percentage-of-completion method requires us to make reasonably dependable cost estimates for the design, manufacture, and delivery of our products and services. The cost estimation process is based upon the professional knowledge of our engineers, program managers and financial professionals, and draws on their significant experience and judgment. Such costs are typically incurred over a period of several years, and estimation of these costs requires the use of judgment.

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to delivery of the product. These incentives take the form of potential additional fees to be earned or penalties to be incurred. Incentives and award fees that can be reasonably assured and reasonably estimated are recorded over the performance period of the contract. Incentives and award fees that are not reasonably assured or cannot be reasonably estimated are recorded when awarded or at such time as we believe a reasonable estimate can be made.

NORTHROP GRUMMAN CORPORATION

Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on our consolidated financial position, results of operations and/or cash flows.

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

Cost Estimation – The cost estimation process is based upon the professional knowledge of our engineers, program managers and financial professionals, and draws on their significant experience and judgment. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete. A significant change in an estimate on one or more contracts could have a material effect on our consolidated financial position, results of operations and/or cash flows. We update our contract cost estimates at least annually and more frequently as determined by events or circumstances. We generally review and reassess our cost and revenue estimates for each significant contract on a quarterly basis.

We record a provision for the entire loss on the contract in the period the loss is determined when estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned. We offset loss provisions first against costs that are included in unbilled accounts receivable or inventoried assets, with any remaining amount reflected in liabilities.

Purchase Accounting

Overview – We allocate the purchase price of an acquired business to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. Adjustments to the fair value of purchased assets and liabilities after the initial measurement period are recognized in net earnings.

Acquisition Accruals – We establish certain accruals in connection with indemnities and other contingencies from our acquisitions and divestitures. We have recorded these accruals and subsequent adjustments during the purchase price allocation period for acquisitions and as events occur for divestitures. The accruals are determined based upon the terms of the purchase or sales agreements and, in most cases, involve a significant degree of judgment. We record these accruals based on our interpretation of the terms of the purchase or sale agreements, known facts, and an estimation of probable future events based on our experience, which may cause final amounts to differ materially from original estimates.

NORTHROP GRUMMAN CORPORATION

Goodwill and Other Intangible Assets

We perform an annual impairment test of our goodwill and intangible assets with indefinite lives as of November 30th, or between annual tests if events occur or circumstances change which suggest that the goodwill or indefinite-lived intangible assets should be evaluated. Intangible assets with finite lives are tested for impairment, whenever events or circumstances indicate that the carrying value may not be recoverable. When testing goodwill, we compare the fair value of the reporting unit to its carrying value.

To determine the fair value of our reporting units, we primarily use the income approach based on the cash flows that the reporting unit expects to generate in the future. This income valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multi-year period, as well as determine the weighted-average cost of capital (WACC) used as a discount rate and the terminal value assumptions. The WACC takes into account the relative weights of each component of our consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer-term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model. Impairment assessment inherently involves management judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis. We also corroborate the fair values determined under the income approach using the market valuation method to estimate the fair value of our reporting units by utilizing industry multiples (including relevant control premiums) of operating earnings. When calculating impairment for intangible assets with indefinite lives, we compare the fair value of these assets, as determined based on the income and market valuation methods, to the carrying value. If the carrying value exceeds the fair value, we determine the fair value of the reporting unit’s individual assets and liabilities and calculate the implied fair value of goodwill.

In the fourth quarter of 2011, we performed our annual goodwill impairment evaluation. The results of our annual goodwill impairment test as of November 30, 2011, indicated that the estimated fair value of each reporting unit exceeds its carrying value. There were no impairment charges recorded in the years ended December 31, 2011, 2010 and 2009.

Litigation, Commitments, and Contingencies

We are subject to a range of claims, investigations, lawsuits, environmental matters, income tax matters, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment based upon professional knowledge and experience of management and our internal and external legal counsel. In accordance with our practices relating to accounting for contingencies, we determine whether to record a charge to earnings and, if so, what amount based on consideration of the facts and circumstances of each matter as then known to us, including any settlement offers, and our assessment of the probability of the liabilities and whether the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure to us may vary materially from earlier estimates as further facts and circumstances develop or become known to us. When we believe, based on the facts available to us, that a liability is probable and the loss is reasonably estimable, we record our best estimate of the amount of the ultimate loss. When a range of costs is reasonably estimable, but no amount within that range is a better estimate than another, we record what we estimate as the lower end of the range. For further information on the treatment of these contingencies, see Note 1, Note 14 and Note 15 to the consolidated financial statements in Part II, Item 8.

U.S. Government Cost Claims

From time to time, our customers advise us of ordinary course claims and penalties concerning certain potential disallowed costs. When such findings are presented, we engage U.S. Government representatives in discussions to enable us to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect our expected exposure to matters raised by the U.S. Government representatives.

NORTHROP GRUMMAN CORPORATION

Income Taxes

Provisions for federal, foreign, state, and local income taxes are calculated on reported financial statement pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. State and local income and franchise tax provisions are allocable to contracts in process and, accordingly, are included in operating income.

Uncertain Tax Positions – Tax positions that meet the more-likely-than-not recognition threshold may be recognized or continue to be recognized in the financial statements. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, the company recognizes an expense for the amount of the penalty in the period it is determined. The company recognizes federal interest accrued related to unrecognized tax benefits within income tax expense. Federal penalties are recognized as a component of income tax expense. See Note 10 to the consolidated financial statements in Part II, Item 8.

Retirement Benefits

Overview – We record our employee pension and other post-retirement plans in accordance with US GAAP under Financial Accounting Standards (FAS) and charge the costs of these plans to our contracts with customers in accordance with the FAR and the related Cost Accounting Standards (CAS) that govern such plans. In measuring periodic pension cost, both FAS and CAS recognize a normal services cost component, but there are differences in the way the remaining components of annual pension costs are calculated under each method, including the assumptions and methods used for measuring the plan obligations. As a result, retiree benefit plan expense amounts for FAS purposes are different from the amounts for CAS purposes. Further, differences result from different methodologies in how estimated earnings on pension assets and interest expense on the pension obligations are measured, and the measurement and allocation periods over which gains/losses related to pension assets and actuarial changes are determined. CAS pension expense is allocated to our segments and is included in their measurement of segment operating income, and the difference between the CAS and FAS pension expense is recorded in operating income at the consolidated company level.

Recent Developments in U.S. Government Cost Accounting Standards Pension Recovery Rules – On December 27, 2011 the CAS Board published a final rule revising CAS 412, “Composition and Measurement of Pension Cost,” and CAS 413, “Adjustment and Allocation of Pension Cost.” These revisions are intended to partially harmonize the measurement and period of assignment of defined benefit pension plan costs allocable to U.S. Government contracts, and the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act (PPA) of 2006. We anticipate that the rule will better align, but not eliminate, mismatches between ERISA funding requirements and CAS pension costs for U.S. Government CAS covered contracts. Under the final rule, there is a five-year transition period, during which an increasing percentage of the harmonization effect is to be recognized, starting from 0% in the first year to 100% in the fifth year and thereafter. The rule becomes effective February 27, 2012, with 2013 being the first year of applicability for the revised accounting practices required by the rule. Price proposals for CAS covered contracts awarded on or after the effective date of February 27, 2012, will reflect the effects of the rule. We believe for CAS covered contracts awarded prior to the effective date, contractors will be entitled to an equitable adjustment for any additional CAS basis contract costs resulting from implementation of the final rule.

FAS Benefit Plan Assumptions – We perform an annual evaluation of the assumptions used in determining projected benefit obligations and the fair values of plan assets for our pension plans and other post-retirement benefit plans in consultation with our outside actuaries. In the event that we determine that plan amendments or changes in the assumptions are warranted, future pension and post-retirement benefit expenses could increase or decrease. The principal assumptions that have a significant effect on our consolidated financial position and results of operations are the discount rate, the expected long-term rate of return on plan assets, the health care cost trend rate and the estimated fair market value of plan assets. For certain plan assets where the fair market value is not readily determinable, such as real estate, private equity, and hedge funds, estimates of fair value are determined using the best information available.

NORTHROP GRUMMAN CORPORATION

Discount Rate – The discount rate represents the interest rate that is used to determine the present value of future cash flows currently expected to be required to settle the pension and post-retirement benefit obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, the discount rate is primarily determined using a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Taking into consideration the factors noted above, our weighted-average pension composite discount rate was 5.03 percent at December 31, 2011, and 5.75 percent at December 31, 2010. Holding all other assumptions constant, and since net actuarial gains and losses were in excess of the 10 percent accounting corridor in 2011, an increase or decrease of 25 basis points in the discount rate assumption for 2011 would have decreased or increased pension and post-retirement benefit expense for 2011 by approximately $77 million, of which $2 million relates to post-retirement benefits, and decreased or increased the amount of the benefit obligation recorded at December 31, 2011, by approximately $800 million, of which $55 million relates to post-retirement benefits. The effects of hypothetical changes in the discount rate for a single year may not be representative and may be asymmetrical or nonlinear for future years because of the application of the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required.

Expected Long-Term Rate of Return – The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested in a specified target asset allocation to provide for anticipated future benefit payment obligations. For 2011 and 2010, we assumed an expected long-term rate of return on plan assets of 8.5 percent. An increase or decrease of 25 basis points in the expected long-term rate of return assumption for 2011, holding all other assumptions constant, would increase or decrease our pension and post-retirement benefit expense for 2011 by approximately $52 million, of which $2 million relates to post-retirement benefits. For 2012 pension and post-retirement benefit plan purposes, we have assumed an expected long-term rate of return on plan assets of 8.25 percent.

Health Care Cost Trend Rates – The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on external estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. Using a combination of market expectations and economic projections including the effect of health care reform, we selected an expected initial health care cost trend rate of 7.5 percent for 2012 and an ultimate health care cost trend rate of 5 percent reached in 2017. In 2010, we assumed an expected initial health care cost trend rate of 8 percent for 2011 and an ultimate health care cost trend rate of 5 percent reached in 2017. Although our actual cost experience is much lower at this time, market conditions and the potential effects of health care reform are expected to increase medical cost trends in the next one to three years thus our past experience may not reflect future conditions.

Differences in the initial through the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2011 post-retirement benefit results:

$ in millions	1-Percentage- Point Increase	1-Percentage- Point Decrease
Increase (Decrease) From Change In Health Care Cost Trend Rates To
Post-retirement benefit expense	$5	$(6)
Post-retirement benefit liability	64	(75)

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below:

	Year Ended December 31
$ in millions	2011	2010	2009
Sales and service revenues	$26,412	$28,143	$27,650
Cost of sales and service revenues	(20,786)	(22,849)	(22,805)
General and administrative expenses	(2,350)	(2,467)	(2,571)
Operating income	3,276	2,827	2,274
Interest expense	(221)	(269)	(269)
Charge on debt redemption		(229)
Federal and foreign income tax expense	(997)	(462)	(636)
Cash provided by continuing operations	2,347	2,056	1,995

Operating Performance Assessment and Reporting

We manage and assess the performance of our businesses based on our performance on individual contracts and programs (two or more closely-related contracts) generally obtained from government organizations using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates and Judgments described above in Part II, Item 7. As indicated in our discussion on “Contracts” above in Part II, Item 7, our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Due to FAR rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as manufacturing, engineering, and design labor costs, subcontractor costs, material costs, overhead costs, and general and administrative costs), as much as we do on total contract costs, which is the key driver of both revenue and operating income.

In any given reporting period, each of our segments manages numerous contracts that provide for the delivery of products or services to our customers. Our contract management process involves the use of contract estimates-at-completion (EACs) that are generally prepared and evaluated on a bottoms-up basis at least annually and reviewed on a quarterly basis over the performance period of the contract. These EACs include an estimated contract operating income margin rate based initially on the contract award amount, adjusted to reflect estimated risks related to contract performance. These risks typically include technical risk, schedule risk and performance risk based upon our evaluation of the contract effort. Similarly, the EACs include identified opportunities for operating income margin rate improvement. Over the performance period of the contract, our program management organizations perform recurring evaluations of contract performance and adjust the contract revenue and cost estimates over the life of the contract to reflect the latest reliable information available. Our business and program management organizations are comprised of a large cadre of skilled professional managers who utilize our contract administration and management control systems with the objective of successfully overseeing our contract performance to satisfy the customer’s expectations, deliver high quality products and services, and manage contract risks and opportunities to achieve an appropriate operating income margin rate on the contract. Our comprehensive business and contract management process involves personnel from the planning, production control, contracts, cost management, supply chain and program and business management functions. As part of this overall contract management function, these personnel monitor compliance with our critical accounting policies related to contract accounting and compliance with U. S. Government regulations. As a result, contract operating income and period-to-period contract operating income margin rates are adjusted over the contract performance period to reflect changes in the risks and opportunities affecting the contract, and adjustments may have a favorable or unfavorable effect on operating income margin depending upon the specific conditions affecting each contract.

NORTHROP GRUMMAN CORPORATION

In evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. Where applicable, unusual fluctuations in operating performance attributable to changes in a specific cost element across multiple contracts are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations generally focuses around our four segments versus distinguishing between products and services.

Sales and Service Revenues

Sales and service revenues consist of the following:

	Year Ended December 31
$ in millions	2011	2010	2009
Product sales	$15,073	$16,091	$16,004
Service revenues	11,339	12,052	11,646
Sales and service revenues	$26,412	$28,143	$27,650

2011 – Sales and service revenues for 2011 decreased $1,731 million, or 6 percent, as compared to 2010, reflecting lower sales at all four operating segments.

Product sales for 2011 decreased $1,018 million, or 6 percent, as compared to 2010, primarily due to lower sales volume on space and manned aircraft programs at Aerospace Systems and lower sales volume in Land and Self Protection Systems at our Electronic Systems segment. Service revenues for 2011 decreased $713 million, or 6 percent, as compared to 2010, primarily due to the reduced participation by the Technical Services segment in the NSTec joint venture effective January 1, 2011, resulting in no sales recorded for the joint venture in 2011, compared to $579 million in 2010, and lower sales volume on defense and civil systems at the Information Systems segment.

2010 – Sales and service revenues for the year ended December 31, 2010, increased $493 million, or 2 percent, as compared to 2009, reflecting higher sales at Aerospace Systems and Technical Services, partially offset by lower sales at Information Systems and Electronic Systems.

Product sales for the year ended December 31, 2010, increased $87 million, or 1 percent, as compared to 2009, primarily due to sales growth in Aerospace Systems partially offset by lower product sales in Electronic Systems and Information Systems. Service revenues for the year ended December 31, 2010, increased $406 million, or 3 percent, as compared to 2009, primarily due to sales growth in Technical Services largely related to the KC-10 Contractor Logistics Support (KC-10) program.

See the Segment Operating Results section below for further information.

NORTHROP GRUMMAN CORPORATION

The first table below presents cost of sales and service revenues and general and administrative expenses on a consolidated basis while the second table presents our cost of sales and service revenues on a segment-by-segment basis, and with the impact of non-segment factors:

Cost of Sales and Service Revenues and General Administrative Expenses(1)

	Year Ended December 31
$ in millions	2011	2010	2009
Cost of sales and service revenues
Cost of product sales	$11,491	$12,558	$12,648
% of product sales	76.2%	78.0%	79.0%
Cost of service revenues	9,295	10,291	10,157
% of service revenues	82.0%	85.4%	87.2%
General and administrative expenses	2,350	2,467	2,571
% of total sales and service revenues	8.9%	8.8%	9.3%
Cost of sales and service revenues and general and administrative expenses	$23,136	$25,316	$25,376

(1)	As of December 31, 2011, the company revised its reporting of intersegment cost of sales. See Note 7 to the consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

For ease of understanding the items that drive changes in our consolidated cost of sales, we have presented below an analysis of sales and cost of sales by segment and the non-segment factors that impact our consolidated amounts:

Cost of Sales Elements by Segment and Non-Segment Factors:

	Year Ended December 31
$ in millions	2011		2010		2009
Segment Information:	Sales	Cost of Sales	Sales	Cost of Sales	Sales	Cost of Sales
Aerospace Systems
Product	$9,179	$8,058	$9,779	$8,676	$9,346	$8,370
Services	1,279	1,139	1,131	978	1,073	978
Electronic Systems
Product	6,041	5,161	6,410	5,479	6,543	5,642
Services	1,331	1,141	1,203	1,111	1,128	1,060
Information Systems
Product	486	430	535	476	687	613
Services	7,435	6,725	7,860	7,163	7,849	7,299
Technical Services
Product	23	20	20	19	17	16
Services	2,676	2,463	3,210	3,005	2,759	2,599
Segment Totals
Total Product	$15,729	$13,669	$16,744	$14,650	$16,593	$14,641
Total Services	12,721	11,468	13,404	12,257	12,809	11,936
Intersegment eliminations	(2,038)	(1,780)	(2,005)	(1,774)	(1,752)	(1,562)
Total Segment	$26,412	$23,357	$28,143	$25,133	$27,650	$25,015
Non-segment Factors:
Unallocated corporate expenses		166		182		100
Net pension adjustment		(400)		(10)		237
Royalty income adjustment		13		11		24
Consolidated total	$26,412	$23,136	$28,143	$25,316	$27,650	$25,376

Cost of Segment Product Sales

2011 – Cost of segment product sales in 2011 decreased by $981 million and a 60 basis point reduction as a percentage of product sales as compared to 2010, due to the overall decline in sales for the period across all of the segments other than Technical Services. Aerospace Systems’ sales volume declined by $600 million largely due to sales declines in Space Systems ($388 million) and Strike & Surveillance Systems ($255 million), partially offset by sales increases in Battle Management & Engagement Systems and Advanced Programs & Technology (approximately $90 million each). Margin rates improved at Aerospace Systems by 90 basis points primarily due to net favorable performance improvements on programs and lower amortization of purchased intangibles in 2011. Sales volume at Electronic Systems decreased $369 million largely due to lower volume in the Land & Self Protection and Navigation Systems business areas. Margin rates at Electronic Systems remained consistent in 2011, primarily due to performance improvements on programs nearing completion in the Land & Self Protection and Intelligence and Surveillance business areas, offset by provisions for workforce reductions.

2010 – Cost of segment product sales of $14.7 billion in 2010 was flat versus 2009 consistent with the relatively flat year-over-year segment sales. Cost of product sales at Aerospace Systems increased due to sales volume increases at Strike and Surveillance of $218 million and Battle Management and Engagement Systems of $517 million, offset by volume decreases at the Advanced Programs & Technology business area of $315 million.

NORTHROP GRUMMAN CORPORATION

Product sales at Information Systems decreased in volume by approximately 22% primarily due to $210 million in sales volume that transitioned from product to service activity in 2010. Electronic Systems product sales volume decreased $133 million during the period, and product cost of sales decreased by $163 million reflecting performance improvement in land and self protection programs, higher volume in Targeting Systems, and lower operating loss provisions in postal automation programs.

Cost of Segment Service Revenues

2011 – Cost of service revenues in 2011 decreased by $789 million and 130 basis points as a percentage of service revenues as compared to 2010, due to the overall decline in sales for the period and margin rate improvements at Information Systems, Technical Services and Electronic Systems, offset somewhat by an unfavorable margin rate change at Aerospace Systems. Contributing to the overall decline in revenues was the company’s participation in the NSTec joint venture, which resulted in the deconsolidation of this business in 2011. NSTec contributed revenues of $579 million and segment cost of sales of $559 million in 2010 when it was included in Technical Service’s sales, thus driving a 80 basis point improvement in margin rate for this segment. More modest margin rate improvements at Electronic Systems and Information Systems effectively offset the decline in margin rate at the Aerospace Systems business.

2010 – Cost of segment service revenues of $12.3 billion in 2010 was up over 2009 by $321 million due to increased volume, which resulted in an increase in sales from $12.8 billion in 2009 to $13.4 billion in 2010. The sales volume increase was due principally to Technical Services’ contract volume, driven by the KC-10 and C-20 contracts, which together increased by $307 million. Segment service margin rates across all segments improved in 2010, with Information Systems being the primary contributor as it experienced higher margin rates at its Civil Systems division, and due to the absence of non-recurring costs of $37 million from the sale of ASD in 2009. Overall, Information Systems experienced a 186 basis point margin rate improvement.

Unallocated Corporate Expenses

Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated corporate expenses for 2011 decreased $16 million, or 9 percent, as compared with 2010, primarily due to a decrease in stock-based compensation. Unallocated corporate expenses for 2010 increased $82 million, or 82 percent, as compared with 2009, primarily due to inclusion of a $64 million net gain from a legal settlement in 2009, as well as an increase in environmental, health and welfare, and stock-based compensation expenses in 2010.

Net Pension Adjustment

Net pension adjustment reflects the difference between pension expenses determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For 2011 and 2010, the net pension adjustment resulted in income of $400 million and $10 million, respectively. The increase in net pension adjustment for both years is due to decreased GAAP pension expense, primarily resulting from higher estimated returns on higher pension plan assets as of the beginning of the year.

Royalty Income Adjustment

Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

General and Administrative Expenses

In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. For most components of the company, these costs are allocated to contracts in progress on a systematic basis and contract performance factors therefore include this cost component as an element of cost. General and administrative expenses primarily relate to segment operations.

NORTHROP GRUMMAN CORPORATION

2011 – General and administrative expenses for 2011 decreased $117 million, or 5 percent, compared to 2010, primarily due to overall reductions in administrative costs due to cost reduction initiatives, lower bid and proposal costs and lower research and development expenses. General and administrative expenses as a percentage of total sales and service revenues was 9 percent for 2011, consistent with 2010.

2010 – General and administrative expenses for 2010 decreased $104 million, or 4 percent, compared to 2009 primarily due to the disposition of ASD in 2009 at Information Systems. The decrease in general and administrative expenses as a percentage of total sales and service revenues for 2010, as compared to 2009, is primarily due to cost reductions realized from the 2009 streamlining of our organizational structure, which reduced the number of operating segments.

Interest Expense

2011 – Interest expense for 2011 decreased $48 million, as compared to 2010, primarily due to a lower weighted average interest rate resulting from our debt refinancing in November 2010.

2010 – Interest expense in 2010 was comparable to 2009.

Charge on Debt Redemption

2010 – In November 2010, we repurchased outstanding debt and recorded a pre-tax charge of $229 million as other expense primarily related to premiums paid on the debt tendered. See Liquidity and Capital Resources below and Note 13 to our consolidated financial statements in Part II, Item 8.

Federal and Foreign Income Taxes

2011 – Our effective tax rate on earnings from continuing operations for 2011 was 32.3 percent, as compared with 19.5 percent in 2010. In 2010, we recognized net tax benefits of $298 million to reflect the final approval from the IRS and the U.S. Congressional Joint Committee on Taxation (Joint Committee) of the IRS’ examination of our tax returns for the years 2004 through 2006.

2010 – Our effective tax rate on earnings from continuing operations for 2010, was 19.5 percent compared with 30.7 percent in 2009. In 2010, we recognized net tax benefits of $298 million to reflect the final approval of the IRS’s examination of our tax returns for years 2004 through 2006, as discussed above. In 2009, we recognized net tax benefits of $75 million primarily as a result of a final settlement with the IRS Office of Appeals and the Joint Committee related to our tax returns for years ended 2001 through 2003.

Excluding the effects of the $298 million net tax benefit in 2010 and the $75 million net tax benefit in 2009, our effective tax rates would have been 32.1 percent and 34.3 percent in 2010 and 2009, respectively.

Cash Provided by Operating Activities

2011 – Cash provided by continuing operations in 2011 was $2.3 billion, as compared with $2.1 billion in 2010, and reflects lower tax payments and timing of trade working capital. In 2011, we contributed $1.1 billion to our pension plans, of which $1.0 billion was voluntarily pre-funded, as compared with $789 million in 2010, of which $728 million was voluntarily pre-funded. Income taxes paid, net of refunds, was $810 million in 2011, as compared with $1.1 billion in 2010. Cash provided by continuing operations for 2011 included $30 million of federal and state income tax refunds and $9 million of interest income received.

2010 – Cash provided by continuing operations in 2010 was $2.1 billion as compared with $2 billion in 2009, and reflects higher cash paid to our suppliers offset by lower tax payments, primarily due to $508 million for taxes paid in 2009 related to the sale of ASD. In 2010, we contributed $789 million to our pension plans, of which $728 million was voluntarily pre-funded, as compared with $657 million in 2009, of which $601 million was voluntarily pre-funded. Income taxes paid, net of refunds, was $1.1 billion in 2010, as compared with $1.3 billion in 2009. Cash provided by continuing operations for 2010 included $94 million of federal and state income tax refunds and $11 million of interest income received.

NORTHROP GRUMMAN CORPORATION

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. See Note 7 in Part II, Item 8 for more information about our segments.

In January 2010, we transferred our internal information technology services unit from the Information Systems segment to our corporate shared services group. The intersegment sales and operating income for this unit that were previously recognized in the Information Systems segment are immaterial and have been eliminated for the years presented.

	Year ended December 31
$ in millions	2011	2010	2009
Sales and Service Revenues
Aerospace Systems	$10,458	$10,910	$10,419
Electronic Systems	7,372	7,613	7,671
Information Systems	7,921	8,395	8,536
Technical Services	2,699	3,230	2,776
Intersegment eliminations	(2,038)	(2,005)	(1,752)
Total sales and service revenues	$26,412	$28,143	$27,650

	Year ended December 31
$ in millions	2011	2010	2009
Operating Income
Aerospace Systems	$1,261	$1,256	$1,071
Electronic Systems	1,070	1,023	969
Information Systems	766	756	624
Technical Services	216	206	161
Intersegment eliminations	(258)	(231)	(190)
Total Segment Operating Income	3,055	3,010	2,635
Non-segment factors affecting operating income
Unallocated corporate expenses	(166)	(182)	(100)
Net pension adjustment	400	10	(237)
Royalty income adjustment	(13)	(11)	(24)
Total operating income	$3,276	$2,827	$2,274

KEY SEGMENT FINANCIAL MEASURES

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

NORTHROP GRUMMAN CORPORATION

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

Performance refers to changes in contract margin rates for the period. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative catch-up basis at the time an EAC change is recorded. We identify favorable and unfavorable adjustments to determine our qualitative discussion of performance results and, where meaningful, we disclose the effects of such adjustments on a contract or program basis.

Operating income may also be affected by, among other things, the effects of workforce stoppages, natural disasters (such as earthquakes), resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized (such as warranty reserves) could also impact contract earnings. Where such items have occurred and the effects are meaningful, a separate description is provided.

Changes in estimates related to our contracts accounted for using the percentage-of-completion method are recorded using the cumulative catch-up method of accounting. The aggregate effects of these favorable and unfavorable changes across our portfolio of numerous contracts can have a significant effect upon our reported sales and operating income in each of our reporting periods. In 2011, 2010 and 2009, we recognized favorable operating income adjustments of $1.1 billion, $945 million and $758 million, and unfavorable operating income adjustments of $385 million, $270 million and $337 million, respectively, consisting of cumulative catch-up adjustments from the use of the percentage-of-completion method of accounting.

For a more complete understanding of each segment’s product and services, see the business descriptions in Part I, Item 1.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Form 10-K are included in the “Glossary of Programs” at the end of Part II, Item 7.

AEROSPACE SYSTEMS

	Year Ended December 31
$ in millions	2011	2010	2009
Sales and service revenues	$10,458	$10,910	$10,419
Segment operating income	1,261	1,256	1,071
As a percentage of segment sales	12.1%	11.5%	10.3%

Sales and Service Revenues

2011 – Aerospace Systems revenue decreased $452 million, or 4 percent, as compared with 2010. The decrease is primarily due to $388 million lower sales in Space Systems (SS) and $255 million lower sales in Strike & Surveillance Systems (S&SS), partially offset by $90 million higher sales in Battle Management & Engagement Systems (BM&ES) and $87 million higher sales in Advanced Programs & Technology (AP&T). The lower sales at SS are primarily due to reduced funding for weather satellite programs and the James Webb Space Telescope (JWST), as well as lower volume for several other space programs. The lower sales at S&SS are primarily due to lower volume on the F-35 Lightning II (F-35) manned aircraft program, which transitioned to a units-of-delivery revenue recognition method beginning with low rate initial production lot 5, and the completion of the aerial targets program. The higher sales at BM&ES are primarily due to higher volume on Long Endurance Multi-Intelligence Vehicle (LEMV) and Joint Surveillance Target Attack Radar System (JSTARS), partially offset by lower volume on EA-18G. The higher sales at AP&T are primarily due to increased volume on restricted programs.

NORTHROP GRUMMAN CORPORATION

2010 – Aerospace Systems revenue increased $491 million, or 5 percent, as compared with 2009. The increase is primarily due to $517 million higher sales in BM&ES and $218 million higher sales in S&SS, partially offset by $315 million lower sales in AP&T. The increase at BM&ES is due to higher sales volume on the Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft System, EA-6B, EA-18G, E-2 Hawkeye, and LEMV programs. The increase at S&SS is primarily due to higher sales volume associated with manned and unmanned aircraft programs, such as the Global Hawk High-Altitude Long-Endurance (HALE) Systems, the F-35, B-2 Stealth Bomber and F/A-18, partially offset by the termination of the Kinetic Energy Interceptor (KEI) program in 2009 and decreased activity on the Intercontinental Ballistic Missile (ICBM) program. The decrease at AP&T is primarily due to lower sales volume on restricted programs and the Navy Unmanned Combat Air System (N-UCAS) program.

Segment Operating Income

2011 – Aerospace Systems operating income increased $5 million, or less than 1 percent, as compared with 2010. The increase is primarily due to improved performance across several programs at Aerospace Systems and lower amortization expense on purchased intangibles, partially offset by an unfavorable adjustment for performance incentives on a space program at SS and overall lower sales volume discussed above.

2010 – Aerospace Systems operating income increased $185 million, or 17 percent, as compared with 2009, and as a percentage of sales increased 120 basis points. The increase is primarily due to net performance improvements across various programs, principally within SS, and the higher sales volume discussed above.

ELECTRONIC SYSTEMS

	Year Ended December 31
$ in millions	2011	2010	2009
Sales and service revenues	$7,372	$7,613	$7,671
Segment operating income	1,070	1,023	969
As a percentage of segment sales	14.5%	13.4%	12.6%

Sales and Service Revenues

2011 – Electronic Systems revenue decreased $241 million, or 3 percent, as compared with 2010. The decrease was primarily due to $325 million lower sales in Land & Self Protection Systems, partially offset by $65 million higher sales in Advanced Concepts & Technologies (AC&T). The lower sales in Land & Self Protection Systems are primarily due to fewer deliveries on Large Aircraft Infrared Countermeasures (LAIRCM) and Vehicular Intercommunications Systems (VIS) programs. The higher sales in AC&T are primarily due to increased volume on restricted programs.

2010 – Electronic Systems revenue decreased $58 million, or less than 1 percent, as compared with 2009. The decrease is primarily due to $150 million lower sales in Land & Self Protection Systems, $84 million lower sales in Intelligence, Surveillance & Reconnaissance (ISR) Systems and $82 million lower sales in Naval & Marine Systems, partially offset by $186 million higher sales in Targeting Systems and $72 million higher sales in Advanced Concepts & Technologies. The decrease in Land & Self Protection Systems is due to lower sales volume on the Ground/Air Task Oriented Radar (G/ATOR) program as it transitions from the development phase to the integration and test phase and lower unit deliveries on the VIS program. The decrease in ISR Systems is due to lower sales volume on the Space Based Infrared Systems (SBIRS) program as it transitions to follow-on production, postal automation programs and various international programs. The decrease in Naval & Marine Systems is due to lower volume on the ship-board Cobra Judy replacement radar program. The increase in Targeting Systems is due to higher sales volume on the F-35, various laser systems and restricted programs and increased unit deliveries of the LITENING targeting pod system. The increase in Advanced Concepts & Technologies is primarily due to volume on restricted programs.

NORTHROP GRUMMAN CORPORATION

Segment Operating Income

2011 – Electronic Systems operating income increased $47 million, or 5 percent, as compared to 2010, and as a percentage of sales increased 110 basis points. The higher operating income is primarily due to performance improvements on several contracts nearing completion in Land & Self Protection Systems and Intelligence, Surveillance & Reconnaissance programs. The improved program performance was partially offset by reserves established in 2011 for reductions in workforce and a reserve on a program related to outstanding contractual issues as the contract nears completion, and overall lower sales volume described above.

2010 – Electronic Systems operating income increased $54 million, or 6 percent, as compared with 2009. The increase is primarily due to net performance improvements in land and self protection programs, higher volume in Targeting Systems, and lower operating loss provisions in postal automation programs.

INFORMATION SYSTEMS

	Year Ended December 31
$ in millions	2011	2010	2009
Sales and service revenues	$7,921	$8,395	$8,536
Segment operating income	766	756	624
As a percentage of segment sales	9.7%	9.0%	7.3%

Sales and Service Revenues

2011 – Information Systems revenue decreased $474 million, or 6 percent, as compared with 2010. The decrease is primarily due to $327 million lower sales in Defense Systems and $99 million lower sales in Civil Systems. The decrease in Defense Systems is primarily due to lower sales volume from Force Protection Security System (FPS2), Saudi Arabian American Oil Company (ARAMCO), Netcents DKO, F-22 and several other programs, partially offset by higher volume on Encore II and Trailer Mounted Support System (TMSS) programs. The lower sales volume in Civil Systems is primarily due to the sale of the County of San Diego contract, which reduced sales by $70 million as compared to the same period in 2010, lower volume on the Enterprise Network Management program, and completion of the Treasury Communications System program in 2010.

2010 – Information Systems revenue decreased $141 million, or 2 percent, as compared with 2009. The decrease is primarily due to $130 million lower sales in Intelligence Systems and $57 million lower sales in Civil Systems, partially offset by $55 million higher sales in Defense Systems. The decrease in Intelligence Systems is primarily due to lower sales volume on restricted programs and the loss of the Navstar Global Positioning System Operational Control Segment (GPS OCX) program. The decrease in Civil Systems is primarily due to lower sales volume on the New York City Wireless (NYCWiN) and Armed Forces Health Longitudinal Technology Application (AHLTA) programs. The increase in Defense Systems is primarily due to program growth on Battlefield Airborne Communications Node (BACN), Joint National Integration Center Research and Development Contract (JRDC) and Integrated Battle Command System (IBCS) activities, partially offset by lower sales volume on the TMSS program as it nears completion, and decreased Systems and Software Engineer Support activities.

Segment Operating Income

2011 – Information Systems operating income increased $10 million, or 1 percent, as compared with 2010. The increase is primarily driven by improved performance on several civil systems programs, including the Virginia IT Outsource (VITA) contract and the effect of the sale of the County of San Diego contract, partially offset by the lower sales volume primarily at Defense Systems described above.

2010 – Information Systems operating income increased $132 million, or 21 percent, as compared with 2009 and as a percentage of sales increased 170 basis points. The increase is primarily due to performance improvements on Civil Systems programs. In 2009, operating income included $37 million of non-recurring costs associated with the sale of ASD.

NORTHROP GRUMMAN CORPORATION

TECHNICAL SERVICES

	Year Ended December 31
$ in millions	2011	2010	2009
Sales and service revenues	$2,699	$3,230	$2,776
Segment operating income	216	206	161
As a percentage of segment sales	8.0%	6.4%	5.8%

Sales and Service Revenues

2011 – Technical Services revenue decreased $531 million, or 16 percent, as compared with 2010. The decrease is primarily due to $626 million lower sales in Defense and Government Services Division (DGSD) and $87 million lower sales in Training Solutions Division (TSD), partially offset by higher sales of $182 million in Integrated Logistics and Modernization Division (ILMD). The lower sales in DGSD are primarily due to the reduced participation in the NSTec joint venture. Effective January 1, 2011, the company reduced its participation in this joint venture, resulting in no sales recorded for the joint venture for 2011, compared with sales of $579 million in 2010. The lower sales in TSD are primarily due to lower volume on the Joint Warfighting Center and Africa Contingency Operations Training & Assistance programs and lower volume on completion of the Global Linguists Solutions program. The higher sales in ILMD are primarily due to increased activity on the KC-10 program, which began in February 2010.

2010 – Technical Services revenue increased $454 million, or 16 percent, as compared with 2009. The increase is primarily due to $379 million higher sales in the ILMD. The increase in ILMD is primarily due to the continued ramp-up of the recently awarded KC-10 and C-20 programs.

Segment Operating Income

2011 – Operating income at Technical Services increased $10 million, or 5 percent, as compared with 2010 and as a percentage of sales increased 160 basis points. The increase is primarily due to effects of the change in participation in the NSTec joint venture and performance improvements on several ILMD and DGSD programs, partially offset by unfavorable program performance on KC-10 and lower sales volume on certain TSD programs.

2010 – Operating income at Technical Services increased $45 million, or 28 percent, as compared with 2009. The increase is primarily due to the higher sales volume discussed above. Operating income as a percentage of sales increased 60 basis points and reflects improved program performance and business mix changes.

BACKLOG

Definition

Total backlog at December 31, 2011, was approximately $39.5 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded indefinite delivery indefinite quantity (IDIQ) orders (except for authorized task orders, which are included up to the authorized value). For multi-year services contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer.

NORTHROP GRUMMAN CORPORATION

The following table presents funded and unfunded backlog by segment for the year ended December 31, 2011 and total backlog for the year ended December 31, 2010:

	2011			2010
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$9,614	$9,623	$19,237	$20,868
Electronic Systems	7,307	1,816	9,123	10,147
Information Systems	4,123	4,440	8,563	10,590
Technical Services	2,156	436	2,592	5,237
Total backlog	$23,200	$16,315	$39,515	$46,842

Backlog is converted into the following years’ sales as costs are incurred or deliveries are made. Approximately 59 percent of the $39.5 billion total backlog at December 31, 2011, is expected to be converted into sales in 2012. Total U.S. Government orders, including those made on behalf of foreign governments, comprised 87 percent of the total backlog at the end of 2011. Total foreign customer orders accounted for 7 percent of the total backlog at the end of 2011. Domestic commercial backlog represented 6 percent of total backlog at the end of 2011.

Backlog Adjustments

In the fourth quarter of 2011, we changed our backlog measurement criteria to include a valuation adjustment for open, unfulfilled contracts that in our judgment, may not be converted to future sales, but which have not been closed or de-obligated by the customer. Under our prior criteria, backlog represented remaining work effort to be incurred on signed contracts in process; or open contract value generally related to either: 1) work scope not fully utilized by the customer, and 2) open contract value related to the close-out of overhead claim years. Based on this prior criteria, backlog was reduced as revenue was recognized or as the customer took contract action to close contracts and/or de-obligate funds. Our recent experience indicates that our customers have not been timely in taking the aforementioned contract actions. Accordingly, effective December 31, 2011, we have modified our criteria to include the recognition of a valuation reserve to adjust our outstanding backlog to reflect our future contract revenue expectations. The effects of this change in procedures reduced December 31, 2011 backlog by $3 billion, including a reduction in the backlog at Information Systems by $2.3 billion and Technical Services by $725 million.

2011 – Total backlog was reduced by $1.7 billion at Technical Services to reflect a change in the company’s participation in the NSTec joint venture effective January 1, 2011, at which time the NSTec joint venture results were no longer consolidated into the company’s consolidated financial statements. Total backlog was also reduced by an aggregate of $1.5 billion at Aerospace Systems to reflect restructuring and termination of certain space programs.

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

NORTHROP GRUMMAN CORPORATION

New Awards

2011 –The estimated value of contract awards added to backlog during the year ended December 31, 2011, is $25.3 billion. Significant new awards during this period include $2.0 billion for F/A-18 program, $1.1 billion for E2-D Advanced Hawkeye program, $1.0 billion for Global Hawk program, $1.1 billion for B-2 program , $886 million for F-35 program, and $404 million for KC-10 program.

2010 –The estimated value of contract awards added to backlog during the year ended December 31, 2010, was $26.4 billion. Significant new awards during this period include $1.2 billion for the Global Hawk HALE program, $979 million for the E-2 Hawkeye programs, $942 million for the AEHF program, $802 million for the VITA program, $677 million for the Joint National Integration Center Research and Development contract, $656 million for the F/A 18 Hornet Strike Fighter program, $654 million for the ICBM program, $631 million for the B-2 Stealth Bomber programs, $579 million for the F-35 program, $565 million for the NSTec program, $507 for the KC-10 program, $505 million for the Large Aircraft Infrared Counter-measures programs and various restricted awards.

LIQUIDITY AND CAPITAL RESOURCES

We endeavor to ensure the most efficient conversion of operating results into cash for deployment in growing our businesses and maximizing shareholder value. We actively manage our capital resources through working capital improvements, capital expenditures, strategic business acquisitions and divestitures, debt issuance and repayment, required and voluntary pension contributions, returning cash to our shareholders through dividend payments, and repurchases of common stock. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including, but not limited to, cash provided by operations, free cash flow, and debt-to-EBITDA ratio. We believe these measures are useful to investors in assessing our financial performance.

As of December 31, 2011, the amount of cash, cash equivalents, and marketable securities held outside of the U.S. by foreign subsidiaries was $546 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations.

The table below summarizes key components of operating cash flow for continuing operations:

	Year Ended December 31
$ in millions	2011	2010	2009
Net earnings	$2,118	$2,053	$1,686
Earnings from discontinued operations, net of tax	(32)	(134)	(234)
Gain on sale of business		(10)	(446)
Charge on debt redemption		229
Other non-cash items(1)	1,108	758	857
Retiree benefit funding less than (in excess of) expense	(904)	(354)	60
Trade working capital change	57	(486)	72
Cash provided by continuing operations	$2,347	$2,056	$1,995

(1)	Includes depreciation and amortization, stock based compensation expense and deferred taxes.

Free Cash Flow

Free cash flow from continuing operations is a non-GAAP financial measure and is calculated as cash provided by operating activities from continuing operations less capital expenditures and outsourcing contract and related software costs. Outsourcing contract and related software costs are similar to capital expenditures in that the contract costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. These outsourcing contract and related software costs are deferred and expensed over the contract’s period of performance. We believe free cash flow from continuing operations is a useful measure for investors to consider. This measure is a key factor in our planning for and consideration of strategic acquisitions, stock repurchases and the payment of dividends.

NORTHROP GRUMMAN CORPORATION

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

The table below reconciles cash provided by continuing operations to free cash flow from continuing operations:

	Year Ended December 31
$ in millions	2011	2010	2009
Cash provided by continuing operations	$2,347	$2,056	$1,995
Less:
Capital expenditures	(488)	(579)	(473)
Outsourcing contract and related software costs	(4)	(6)	(68)
Free cash flow from continuing operations	$1,855	$1,471	$1,454

Cash Flows

The following is a discussion of our major operating, investing and financing activities from continuing operations for each of the three years in the period ended December 31, 2011, as classified on the consolidated statements of cash flows in Part II, Item 8.

Operating Activities

2011 – Cash provided by continuing operations in 2011 increased $291 million, as compared to 2010, primarily due to lower tax payments and changes in trade working capital, partially offset by higher pension plan contributions. In 2011, pension plan contributions totaled $1.1 billion, of which $1 billion was voluntarily pre-funded.

In 2012, we expect to contribute the required minimum funding level of approximately $65 million to our pension plans and approximately $120 million to our other post-retirement benefit plans. We expect our cash on hand and cash generated from operations for 2012 to be sufficient to service debt and contract obligations, finance capital expenditures, continue acquisition of shares under the share repurchase program, and continue paying dividends to our shareholders. Although 2012 cash from operations is expected to be sufficient to service these obligations, we may borrow under credit facilities to accommodate timing differences in cash flows. We have an aggregate commitment of $2 billion available under two revolving credit facilities that can be accessed on a same-day basis. Both facilities are currently undrawn and had no borrowings during the year ended December 31, 2011. Additionally, we believe we could access capital markets for debt financing for longer-term funding, under current market conditions, if needed.

2010 – Cash provided by continuing operations in 2010 increased $61 million as compared with 2009, primarily the result of lower tax payments. Pension plan contributions totaled $789 million in 2010, of which $728 million was voluntarily pre-funded. In 2009, cash provided by continuing operations included $508 million for taxes paid related to the sale of ASD.

2009 – Cash provided by continuing operations in 2009 decreased $710 million as compared with 2008, reflecting higher voluntary pension contributions and increased income taxes paid resulting from the sale of ASD. Pension plan contributions totaled $657 million in 2009, of which $601 million was voluntarily pre-funded.

Investing Activities

2011 – Net cash provided by investing activities of continuing operations was $743 million in 2011, reflecting a $1.4 billion contribution received from the spin-off of Shipbuilding business in 2011, partially offset by $488 million of capital expenditures and a $250 million investment in short term investments. Capital expenditure commitments at December 31, 2011, of approximately $293 million are expected to be paid with cash on hand.

NORTHROP GRUMMAN CORPORATION

2010 – Net cash used in investing activities by continuing operations was $571 million in 2010 and reflects $579 million of capital expenditures, which includes $57 million of capitalized software costs.

2009 – Cash provided by investing activities by continuing operations was $1.1 billion in 2009. During 2009, we received $1.65 billion in proceeds from the sale of ASD (see Note 6 to our consolidated financial statements in Part II, Item 8), paid $68 million for outsourcing costs related to outsourcing services contracts, and paid $33 million to acquire Sonoma Photonics, Inc. and the assets from Swift Engineering’s Killer Bee Unmanned Air Systems product line (see Note 5 to our consolidated financial statements in Part II, Item 8). Capital expenditures in 2009 were $473 million, which includes $36 million of capitalized software costs.

Financing Activities

2011 – Net cash used in financing activities by continuing operations in 2011 was $3.5 billion and reflects $2.3 billion in repurchases of common stock, $768 million in debt payments, and $543 in cash dividends paid.

2010 – Net cash used in financing activities by continuing operations in 2010 was $1.1 billion and reflects $1.2 billion in repurchases of common stock, $1 billion in debt payments, including the redemption of $682 million of higher coupon debt and $229 million of fees and associated premiums paid to the tendering holders of these debt securities, and $545 million in cash dividends paid. These financing related cash outflows were partially offset by $1.5 billion in net proceeds from new debt issuances. See Note 13 to the consolidated financial statements in Part II, Item 8.

2009 – Net cash used in financing activities by continuing operations in 2009 was $1.2 billion and reflects $1.1 billion in repurchases of common stock, $539 million in cash dividends paid, and $474 million in debt payments. These financing related cash outflows were partially offset by $843 million in net proceeds from new debt issuance in 2009.

Share Repurchases – We repurchased 40.2 million, 19.7 million, and 23.1 million shares in 2011, 2010, and 2009, respectively. See Purchases of Equity Securities by Issuer and Affiliated Purchasers in Part II, Item 5 and Note 4 to the consolidated financial statements in Part II, Item 8 for a discussion concerning our common stock repurchases.

Credit Facilities

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

The Credit Agreements contain covenants substantially similar to those of the previous five-year credit facility, which restrict the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its consolidated debt to capitalization (as set forth in the Credit Agreements) to exceed 65 percent. The company is in compliance with all covenants under the Credit Agreements. At December 31, 2011, there was no balance outstanding under either of these credit facilities.

Other Sources and Uses of Capital

Additional Capital – We believe we can obtain additional capital, if necessary for long-term liquidity, from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. We have an effective shelf registration statement on file with the SEC.

We expect that cash on hand at the beginning of the year plus cash generated from continuing operations supplemented by borrowings under credit facilities and in the capital markets, if needed, will be sufficient in 2012 to service debt and contract obligations, finance capital expenditures, pay federal, foreign, and state income taxes, fund required and voluntary pension and other post retirement benefit plan contributions, continue acquisition of

NORTHROP GRUMMAN CORPORATION

shares under the share repurchase program, and continue paying dividends to shareholders. We will continue to assess potential ramifications of the U.S. Government’s spending reduction initiatives as previously discussed. These reductions could have a significant impact on our business and our overall financial results.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2011, there were $195 million of stand-by letters of credit, $186 million of bank guarantees, and $139 million of surety bonds outstanding.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2011, and the estimated timing of future cash payments:

$ in millions	Total	2012	2013 - 2014	2015 - 2016	2017 and beyond
Long-term debt	$3,929	$5	$358	$611	$2,955
Interest payments on long-term debt	2,692	207	414	374	1,697
Operating leases	1,219	297	442	312	168
Purchase obligations(1)	6,992	4,554	1,719	580	139
Other long-term liabilities(2)	877	97	223	114	443
Total contractual obligations	$15,709	$5,160	$3,156	$1,991	$5,402

(1)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.

(2)	Other long-term liabilities primarily consist of total accrued environmental reserves, deferred compensation, and other miscellaneous liabilities, of which $86 million is related to environmental reserves recorded in other current liabilities. It excludes obligations for uncertain tax positions of $135 million, as the timing of such payments, if any, cannot be reasonably estimated.

The table above also excludes estimated minimum funding requirements for retiree benefit plans as set forth by ERISA in relation to the company’s pension and postretirement benefit obligations totaling approximately $3.5 billion over the next five years: $185 million in 2012, $421 million in 2013, $1.2 billion in 2014, $1 billion in 2015, and $702 million in 2016. The company also has payments due under plans that are not required to be funded in advance, but are funded on a pay-as-you-go basis. See Note 16 to the consolidated financial statements in Part II, Item 8.

Further details regarding long-term debt and operating leases can be found in Notes 13 and 15, respectively, to the consolidated financial statements in Part II, Item 8.

OTHER MATTERS

Accounting Standards Updates

The Financial Accounting Standards Board has issued new accounting standards which are not effective until after December 31, 2011. For further discussion of new accounting standards, see Note 2 to the consolidated financial statements in Part II, Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 15 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs discussed in Segment Operating Results of this Form 10-K.

Program Name	Program Description
Advanced Extremely High Frequency (AEHF)	Provide the communication payload for the nation’s next generation military strategic and tactical satellite relay systems that will deliver survivable, protected communications to U.S. forces and selected allies worldwide.

Africa Contingency Operations Training & Assistance (ACOTA)	Provide peacekeeping training to militaries in African nations via the Department of State. The program is designed to improve the ability of African governments to respond quickly to crises by providing selected militaries with the training and equipment required to execute humanitarian or peace support operations.

Armed Forces Health Longitudinal Technology Application (AHLTA)	An enterprise-wide medical and dental clinical information system that provides secure online access to health records.

B-2 Stealth Bomber	Maintain and upgrade the fleet of strategic, long-range multi-role bomber with war-fighting capability that combines long range, large payload, all-aspect stealth, and near-precision weapons in one aircraft.

Battlefield Airborne Communications Node (BACN)	Install the BACN system in three Bombardier BD-700 Global Express aircraft for immediate fielding and install the BACN system into two Global Hawk Block 20 unmanned aerial vehicles.

Broad Area Maritime Surveillance (BAMS) Unmanned Aircraft Systems	A maritime derivative of the Global Hawk that provides persistent maritime ISR data collection and dissemination capability to the Maritime Patrol and Reconnaissance Force.

Cobra Judy	The Cobra Judy Replacement program will replace the current U.S. Naval Ship (USNS) Observation Island and its aged AN/SPQ-11 Cobra Judy ballistic missile tracking radar. Northrop Grumman will provide the S-band phased-array radar for use in technical data collection against ballistic missiles in flight.

C-20	Contractor Logistics Services contract supporting the U.S. Air Force, Army, Navy and Marine Corps C-20 aircraft including depot maintenance, contractor operational and maintained base supply, flight line maintenance and field team support at multiple main operating bases, located in the United States and overseas.

County of San Diego IT Outsourcing	Provide high-level IT consulting and services to San Diego County including data center, help desk, desktop, network, applications and cross-functional services.

Defense Weather Satellite System (DWSS)	Design, develop, integrate, test and operate two satellites with sensors that will provide global and regional weather and environmental data for the DoD.

EA-6B	The EA-6B (Prowler) primary mission is to jam enemy radar and communications, thereby preventing them from directing hostile surface-to-air missiles at assets the Prowler protects. When equipped with the improved ALQ-218 receiver and the next generation ICAP III (Improved Capability) Airborne Electronic Attack (AEA) suite the Prowler is able to provide rapid detection, precise classification, and highly accurate geolocation of electronic emissions and counter modern, frequency-hopping radars.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description
EA-18G	The armed services’ only offensive tactical radar jamming aircraft. The Improved Capability (ICAP) III mission system capability, developed for the EA-6B Prowler, is being incorporated into an F/A-18 platform (designated the EA-18G).

E-2 Hawkeye	Develop the next generation capabilities for the U.S. Navy’s airborne battle management command and control mission system platform that provides airborne early warning detection, identification, tracking, targeting, and communication capabilities, including radar, mission computer, vehicle, and other system enhancements, to support the U.S Naval Battle Groups and Joint Forces, called the E-2D Advanced Hawkeye.

Encore II	Provide Military Agencies, the DoD, and other agencies of the Federal Government IT services and associated enabling products to satisfy IT activities at all operating levels, including hardware and software incidental to an overall IT solution.

Enterprise Network Management	Maintain and improve the Department of States’ enterprise-wide IT infrastructure.

F-16 Block 60	Direct commercial firm fixed-price program with Lockheed Martin Aeronautics Company to develop and produce 80 Lot systems for aircraft delivery to the United Arab Emirates Air Force as well as test equipment and spares to be used to support in-country repairs of sensors.

F-22	Joint venture with Raytheon to design, develop and produce the F-22 radar system. Northrop Grumman is responsible for the overall design of the AN/APG-77 and AN/APG-77(V) 1 radar systems, including the control and signal processing software and responsibility for the AESA radar systems integration and test activities. In addition, Northrop Grumman is responsible for overall design and integration of the F-22 Communication, Navigation, and Identification (CNI) system.

F-35 Lightning II (F-35)	Design, integration, and development of the center fuselage and weapons bay, communications, navigations, identification subsystem, systems engineering, and mission systems software and sensors, as well as provide ground and flight test support, modeling, simulation activities, and training courseware.

F/A-18	Produce the center and aft fuselage sections, twin vertical stabilizers, and integrate all associated subsystems for the F/A-18 Hornet strike fighters.

Flat Sequencing System (FSS)	Build systems for the U.S. Postal Service designed to further automate the flat mail stream, which includes large envelopes, catalogs and magazines.

Force Protection Security System (FPS2)	Follow-on to the Integrated Base Defense Security System (IBDSS) program to provide the U.S. Air Force and other DoD customers with force protection security solutions, utilizing comprehensive and integrated technology to satisfy a wide array of security concerns both within and outside the continental U.S.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description
Ground / Air Task Oriented Radar (G/ATOR)	A development program to provide the next generation ground based multi-mission radar for the USMC. Provides Short Range Air Defense, Air Defense Surveillance, Ground Weapon Location and Air Traffic Control. Replaces five existing USMC single-mission radars.

Global Hawk High-Altitude Long-Endurance (HALE) Systems	Develop, deliver and sustain the Global Hawk HALE unmanned aerial system and its derivatives to both domestic and international customers for ISR, including deployment of assets to support the global war on terror.

Global Linguists Solutions	Provide interpretation, translation and linguist services in support of Operation Iraqi Freedom.

Integrated Battle Command System (IBCS)	The Integrated Air & Missile Defense, Battle Command System (IBCS) component concept provides for a common battle management, command, control, communications, computers and intelligence capability with integrated fire control hardware/software product design, integration, and development that supports initial operational capability of the Joint Integrated Air and Missile Defense Increment 2.

Intercontinental Ballistic Missile (ICBM)	Maintain readiness of the nation’s ICBM weapon system.

James Webb Space Telescope (JWST)	Design, develop, integrate and test a space-based infrared telescope satellite to observe the formation of the first stars and galaxies in the universe.

Joint National Integration Center Research and Development Contract (JRDC)	Support the development and application of modeling and simulation, war gaming, test and analytic tools for air and missile defense.

Joint Surveillance Target Attack Radar System (Joint STARS)	Detect, locate, classify, track, and target hostile ground movements, while communicating real-time information through secure data links with U.S. Air Force and Army command posts.

Joint Warfighting Center (JWFC)	Provide non-personal general and technical support to the USJFCOM Joint Force Trainer / JWFC to ensure the successful worldwide execution of the Joint Training and Transformation missions.

KC-10 Contractor Logistics Support (KC-10)	Provide support to the U.S. Air Force KC-10 tanker fleet, including depot maintenance, supply chain management, and maintenance and management at locations in the United States and worldwide.

Kinetic Energy Interceptor (KEI)	Develop mobile missile-defense system with the unique capability to destroy a hostile missile during its boost, ascent or midcourse phase of flight. This program was terminated for the U.S. government’s convenience in 2009.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description
Large Aircraft Infrared Countermeasures (LAIRCM)	Provide support and hardware for infrared countermeasures systems for the C-17 and C-130 aircrafts. The IDIQ contract will further allow for the purchase of LAIRCM hardware for foreign military sales and other government agencies.

Long Endurance Multi-Intelligence Vehicle (LEMV)	Northrop was awarded the contract by the U.S. Army Space and Missile Defense Command for the development, fabrication, integration, certification and performance of one LEMV system. It is a state-of-the-art, lighter-than-air airship designed to provide ground troops with persistent surveillance. Development and demonstration of the first airship is scheduled to be completed June 2012. The contract also includes options for 2 additional airships and in-country support.

LITENING Gen 4	Design and develop self-contained multi-sensor targeting and surveillance system that enables aircrews to detect, acquire, auto-track and identify targets at extremely long ranges for weapons delivery and non-traditional ISR missions.

National Security Technologies (NSTec)	Participate in a joint venture that manages and operates the Nevada National Security Site, providing infrastructure support, including oversight of the nuclear explosives safety team, supporting hazardous chemical spill testing, emergency response training and conventional weapons testing.

Navstar Global Positioning System Operational Control Segment (GPS OCX)	Operational control system for existing and future GPS constellation. Includes all satellite C2, mission planning, constellation management, external interfaces, monitoring stations, and ground antennas. Phase A effort includes effort to accomplish a System Requirements Review (SRR), System Design Review (SDR), and development of a Mission Capabilities Engineering Model (MCEM) prototype.

Navy Unmanned Combat Air System (N-UCAS)	Design, develop and demonstrate the first unmanned jet aircraft able to take off and land aboard an aircraft carrier. N-UCAS will demonstrate that a long-range, low-observable, unmanned aircraft can operate safely from aircraft carriers and refuel in-flight to achieve ultra-long endurance for several missions including strike and ISR.

Network Centric Solutions Defense Knowledge Online (Netcents DKO)	Maintain and enhance key user services such as Portal, E-mail, IM, Directory, Search, Go Mobile, SSO, Database, Army Home Page in support of the 2.3 million Army and DoD users.

New York City Wireless (NYCWiN)	Provide New York City’s broadband public-safety wireless network.

Postal Automation	Supports sequencing and sorting of flats with the United States Postal Service (USPS) and both letters and flats within the international market. Postal Automation also supports the USPS to ensure the safety of the mail through its Biohazard Detection equipment.

Saudi Arabian American Oil Company (ARAMCO)	Provide an integrated security system at multiple sites with C2 connectivity to various regional C2 centers within Saudi Arabia.

NORTHROP GRUMMAN CORPORATION

Program Name	Program Description

Space-Based Infrared System (SBIRS)	Design and develop space-based surveillance systems for missile warning, missile defense, battlespace characterization and technical intelligence.
Trailer Mounted Support System (TMSS)	Trailer Mounted Support System is a key part of the Army’s Standard Integrated Command Post System program providing workspace, power distribution, lighting, environmental conditioning (heating and cooling) tables and a common grounding system for commanders and staff at all echelons.

Treasury Communication System (TCS)	Provide telecommunications infrastructure for collaboration, communication and computing as required by the U.S. Department of Treasury.

Vehicular Intercommunications Systems (VIS)	Provide clear and noise-free communications between crewmembers inside combat vehicles and externally over as many as six combat net radios for the Army. The active noise-reduction features of VIS provide significant improvement in speech intelligibility, hearing protection, and vehicle crew performance.

Virginia Class Submarine (VCS)	Produce power and control systems along with advanced surveillance arrays for all Virginia Class Submarines. The Virginia Class is an advanced stealth multimission nuclear-powered submarine for deep ocean anti-submarine warfare and littoral operations.

Virginia IT Outsource (VITA)	Provide high-level IT consulting, IT infrastructure and services to Virginia state and local agencies including data center, help desk, desktop, network, applications and cross-functional services.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk –We are exposed to market risk with respect to our portfolio of trading and available-for-sale marketable securities with a fair value of $223 million at December 31, 2011.

Interest Rate Risk – We are exposed to interest rate risk with respect to our holdings of cash and cash equivalents of $3.0 billion at December 31, 2011, and we are also exposed to interest rate risk on variable-rate short-term credit facilities for which there were no borrowings outstanding at December 31, 2011. At December 31, 2011, we have $3.9 billion of long-term debt, primarily consisting of fixed rate debt, with a fair value of approximately $4.7 billion.

Derivatives – We do not hold or issue derivative financial instruments for trading purposes. From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At December 31, 2011, we have no interest rate swap agreements in effect.

Foreign Currency Risk – We are exposed to foreign currency risk with respect to our foreign operations. We enter into foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At December 31, 2011, foreign currency forward contracts with a notional amount of $233 million were outstanding.

Inflation Risk – We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price contracts typically include labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance.

A 10 percent change in interest rates or foreign currency exchange rates would not have a material impact to our consolidated financial position or results of operations.

NORTHROP GRUMMAN CORPORATION

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Falls Church, Virginia

We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/	Deloitte & Touche LLP

McLean, Virginia

February 7, 2012

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
$ in millions, except per share amounts	2011	2010	2009
Sales and Service Revenues
Product sales	$15,073	$16,091	$16,004
Service revenues	11,339	12,052	11,646
Total sales and service revenues	26,412	28,143	27,650
Cost of Sales and Service Revenues
Cost of product sales	11,491	12,558	12,648
Cost of service revenues	9,295	10,291	10,157
General and administrative expenses	2,350	2,467	2,571
Operating income	3,276	2,827	2,274
Other (expense) income
Interest expense	(221)	(269)	(269)
Charge on debt redemption		(229)
Other, net	28	37	65
Earnings from continuing operations before income taxes	3,083	2,366	2,070
Federal and foreign income tax expense	997	462	636
Earnings from continuing operations	2,086	1,904	1,434
Earnings from discontinued operations, net of tax	32	149	252
Net earnings	$2,118	$2,053	$1,686
Basic Earnings Per Share
Continuing operations	$7.54	$6.41	$4.49
Discontinued operations	.11	.50	.79
Basic earnings per share	$7.65	$6.91	$5.28
Weighted-average common shares outstanding, in millions	276.8	296.9	319.2
Diluted Earnings Per Share
Continuing operations	$7.41	$6.32	$4.44
Discontinued operations	.11	.50	.77
Diluted earnings per share	$7.52	$6.82	$5.21
Weighted-average diluted shares outstanding, in millions	281.6	301.1	323.3
Net earnings (from above)	$2,118	$2,053	$1,686
Other comprehensive (loss) income
Change in cumulative translation adjustment	(4)	(41)	31
Change in unrealized (loss) gain on marketable securities and cash flow hedges, net of tax benefit (expense) of $2 in 2011, $0 in 2010, and $(23) in 2009	(4)	1	36
Change in unamortized benefit plan costs, net of tax benefit (expense) of $823 in 2011, $(183) in 2010, and $(374) in 2009	(1,249)	297	561
Other comprehensive (loss) income, net of tax	(1,257)	257	628
Comprehensive income	$861	$2,310	$2,314

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
$ in millions	2011	2010
Assets
Current Assets
Cash and cash equivalents	$3,002	$3,701
Accounts receivable, net of progress payments	2,964	3,329
Inventoried costs, net of progress payments	873	896
Deferred tax assets	496	392
Prepaid expenses and other current assets	411	244
Assets of discontinued operations		5,212
Total current assets	7,746	13,774
Property, Plant, and Equipment
Land and land improvements	375	363
Buildings and improvements	1,433	1,363
Machinery and other equipment	4,143	3,972
Capitalized software costs	444	451
Leasehold improvements	585	608
Property, plant, and equipment, cost	6,980	6,757
Accumulated depreciation	(3,933)	(3,712)
Property, plant, and equipment, net	3,047	3,045
Other Assets
Goodwill	12,374	12,376
Other purchased intangibles, net of accumulated amortization of $1,650 in 2011 and $1,613 in 2010	155	192
Pension and post-retirement plan assets	153	320
Long-term deferred tax assets	900	628
Miscellaneous other assets	1,036	1,075
Total other assets	14,618	14,591
Total assets	$25,411	$31,410
Liabilities and Shareholders’ Equity
Current Liabilities
Notes payables to banks and current portion of long-term debt	$13	$784
Trade accounts payable	1,481	1,573
Accrued employees’ compensation	1,196	1,146
Advance payments and billings in excess of costs incurred	1,777	1,969
Other current liabilities	1,668	1,763
Liabilities of discontinued operations		2,792
Total current liabilities	6,135	10,027
Long-term debt, net of current portion	3,935	3,940
Pension and post-retirement plan liabilities	4,079	3,089
Other long-term liabilities	926	918
Total liabilities	15,075	17,974

Commitments and Contingencies (Note 15)

Shareholders’ Equity
Preferred Stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2011 and 2010
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2011 — 253,889,622; 2010 — 290,956,752	254	291
Paid-in capital	3,873	7,778
Retained earnings	9,699	8,124
Accumulated other comprehensive loss	(3,490)	(2,757)
Total shareholders’ equity	10,336	13,436
Total liabilities and shareholders’ equity	$25,411	$31,410

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2011	2010	2009
Operating Activities
Sources of Cash — Continuing Operations
Cash received from customers
Progress payments	$4,803	$4,437	$2,957
Collections on billings	21,628	23,531	24,955
Other cash receipts	149	40	71
Total sources of cash — continuing operations	26,580	28,008	27,983
Uses of Cash — Continuing Operations
Cash paid to suppliers and employees	(22,059)	(23,759)	(23,761)
Pension contributions	(1,084)	(789)	(657)
Interest paid, net of interest received	(227)	(269)	(257)
Income taxes paid, net of refunds received	(810)	(1,071)	(774)
Income taxes paid on sale of business			(508)
Excess tax benefits from stock-based compensation	(17)	(22)	(2)
Other cash payments	(36)	(42)	(29)
Total uses of cash — continuing operations	(24,233)	(25,952)	(25,988)
Cash provided by continuing operations	2,347	2,056	1,995
Cash (used in) provided by discontinued operations	(232)	397	138
Net cash provided by operating activities	2,115	2,453	2,133
Investing Activities
Continuing Operations
Contribution received from the spin-off of Shipbuilding business	1,429
Additions to property, plant, and equipment	(488)	(579)	(473)
Purchases of short term investments	(450)	(2)
Maturities of short term investments	200
Proceeds from sale of business, net of cash divested	4	14	1,650
Other investing activities, net	48	(4)	(127)
Cash provided by (used in) investing activities by continuing operations	743	(571)	1,050
Cash used in investing activities by discontinued operations	(63)	(189)	(184)
Net cash provided by (used in) investing activities	680	(760)	866
Financing Activities
Common stock repurchases	(2,295)	(1,177)	(1,100)
Payments of long-term debt	(768)	(1,011)	(474)
Proceeds from issuance of long-term debt		1,484	843
Cash dividends paid	(543)	(545)	(539)
Proceeds from exercises of stock options and common stock issuances	101	142	51
Excess tax benefits from stock-based compensation	17	22	2
Other financing activities, net	(6)	(2)	(12)
Cash used in financing activities by continuing operations	(3,494)	(1,087)	(1,229)
Cash used in financing activities by discontinued operations		(179)
Net cash used in financing activities	(3,494)	(1,266)	(1,229)
(Decrease) increase in cash and cash equivalents	(699)	427	1,770
Cash and cash equivalents, beginning of year	3,701	3,274	1,504
Cash and cash equivalents, end of year	$3,002	$3,701	$3,274

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2011	2010	2009
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$2,118	$2,053	$1,686
Net earnings from discontinued operations	(32)	(134)	(234)
Adjustments to reconcile to net cash provided by operating activities
Depreciation	462	446	429
Amortization of assets	82	109	121
Stock-based compensation	140	136	105
Excess tax benefits from stock-based compensation	(17)	(22)	(2)
Pre-tax gain on sale of businesses		(10)	(446)
Charge on debt redemption		229
(Increase) decrease in
Accounts receivable, net	350	(471)	345
Inventoried costs, net	(2)	(64)	(133)
Prepaid expenses and other current assets	16	36	(4)
Increase (decrease) in
Accounts payable and accruals	(341)	70	(133)
Deferred income taxes	441	89	204
Income taxes payable	(32)	(26)	65
Retiree benefits	(904)	(354)	60
Other, net	66	(31)	(68)
Cash provided by continuing operations	2,347	2,056	1,995
Cash (used in) provided by discontinued operations	(232)	397	138
Net cash provided by operating activities	$2,115	$2,453	$2,133
Non-cash Investing and Financing Activities
Sale of businesses
Liabilities assumed by the purchaser			$167

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2011	2010	2009
Common Stock
At beginning of year	$291	$307	$327
Common stock repurchased	(40)	(20)	(23)
Employee stock awards and options	3	4	3
At end of year	254	291	307
Paid-in Capital
At beginning of year	7,778	8,657	9,645
Common stock repurchased	(2,264)	(1,143)	(1,098)
Employee stock awards and options exercised	236	264	110
Spin-off of Shipbuilding business	(1,877)
At end of year	3,873	7,778	8,657
Retained Earnings
At beginning of year (Note 10)	8,124	6,616	5,469
Net earnings	2,118	2,053	1,686
Cash dividends declared	(543)	(545)	(539)
At end of year	9,699	8,124	6,616
Accumulated Other Comprehensive Loss
At beginning of year	(2,757)	(3,014)	(3,642)
Other comprehensive (loss) income, net of tax	(1,257)	257	628
Spin-off of Shipbuilding business	524
At end of year	(3,490)	(2,757)	(3,014)
Total shareholders’ equity	$10,336	$13,436	$12,566
Cash dividends declared per share	$1.97	$1.84	$1.69

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) provides technologically advanced, innovative products, services, and integrated solutions in aerospace, electronics, information systems, and technical services. In March 2011, the company completed the spin-off of the Shipbuilding segment. The remaining four segments are Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. Product sales are predominantly generated in the Aerospace Systems and Electronic Systems segments, while the majority of the company’s service revenues are generated by the Information Systems and Technical Services segments.

The company participates in many high-priority defense and government services technology programs in the United States (U.S.) and abroad as a prime contractor, principal subcontractor, partner, or preferred supplier. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and the intelligence community. We also conduct business with local, state, and foreign governments and domestic and international commercial customers.

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

Information Systems is a leading provider of advanced solutions for DoD, national intelligence, federal civilian, state and local agencies, and commercial customers. Products and services are focused on the fields of command, control, communications, computers and intelligence; air and missile defense; airborne reconnaissance; intelligence processing; decision support systems; cybersecurity; information technology; and systems engineering and integration.

Technical Services is a provider of logistics, infrastructure, and sustainment support, providing an array of modernization, high technology, and training and simulation services.

Principles of Consolidation – The consolidated financial statements include the accounts of Northrop Grumman and its subsidiaries. All material intercompany accounts, transactions, and profits are eliminated in consolidation. Investments in equity securities and joint ventures where the Company has significant influence, but not control, are accounted for using the equity method.

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

NORTHROP GRUMMAN CORPORATION

Revenue Recognition – The majority of the company’s business is derived from long-term contracts for production of goods, and services provided to the federal government. In accounting for these contracts, the company extensively utilizes the cost-to-cost and the units-of-delivery measures of the percentage-of-completion method of accounting. Sales under cost-reimbursement contracts and construction-type contracts that provide for delivery at a low volume per year or a small number of units after a lengthy period of time over which a significant amount of costs have been incurred are accounted for using the cost-to-cost method. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred. Sales under contracts that provide for delivery at a high volume per year are accounted for using the units-of-delivery method. Under this method, sales are recognized as deliveries are made to the customer generally using unit sales values for delivered units in accordance with the contract terms. The company estimates profit on units-of-delivery contracts as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. The company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in unbilled accounts receivable or inventoried costs, with any remaining amount reflected in liabilities. Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. The company has an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. Because the company’s business involves performing on a broad portfolio of long-term contracts, generally involving complex customized products and services principally for its U.S. Government customers, changes in estimates occur routinely over the contract performance period. Significant changes in estimates on a single contract could have a material effect on the company’s consolidated financial position or annual results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $738 million ($1.70 per diluted share) in 2011, $675 million ($1.46 per diluted share) in 2010, and $421 million ($0.85 per diluted share) in 2009. No discrete event or adjustments to an individual contract within the aggregate net changes in contract estimates for 2011, 2010 or 2009 was material to the consolidated statement of operations for such annual period.

Revenue under contracts to provide services to non-federal government customers are generally recognized when services are performed. Service contracts include operations and maintenance contracts, and outsourcing-type arrangements, primarily in the Information Systems and Technical Services segments. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these service contracts are expensed as incurred, except that direct and incremental set-up costs are capitalized and amortized over the life of the agreement (see Outsourcing Contract Costs below). Operating profit related to such service contracts may fluctuate from period to period, particularly in the earlier phases of the contract. For contracts that include more than one type of product or service, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

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

Research and Development – Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. IR&D expenses are included in general and administrative expenses in the consolidated statement of operations and are generally allocated to government contracts. Company-sponsored IR&D expenses totaled $543 million, $580 million, and $588 million, in 2011, 2010, and 2009, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Product Warranty Costs – The company provides certain product warranties that require repair or replacement of non-conforming items for a specified period of time often subject to a specified monetary coverage limit. Substantially all of the company’s product warranties are provided under government contracts, the costs of which are immaterial and are accounted for using the percentage-of-completion method of accounting. Accrued product warranty costs for the remainder of our products (which are almost entirely commercial products) are not material.

Environmental Costs – Environmental liabilities are accrued when the company determines that, based on the facts and circumstances known to the company, such amounts are reasonably estimable and it is probable that a liability will be found to have been incurred. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis. At sites involving multiple parties, the company accrues environmental liabilities based upon its expected share of liability, taking into account the financial viability of other jointly liable parties. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs (current portion) and miscellaneous other assets (non-current portion). Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. The company does not record insurance recoveries before collection is probable. At December 31, 2011 and 2010, the company did not have any accrued receivables related to insurance reimbursements.

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

Derivative Financial Instruments – Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are recorded in income from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income. The company may use derivative financial

NORTHROP GRUMMAN CORPORATION

instruments to manage its exposure to interest rate and foreign currency exchange risks and to balance its fixed and variable rate long-term debt portfolio. The company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

For derivative financial instruments not designated as cash flow hedging instruments, gains or losses resulting from changes in the fair value are reported in Other, net in the consolidated statements of operations.

Income Taxes – Provisions for federal, foreign, state, and local income taxes are calculated on reported financial statement pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, the company recognizes an expense for the amount of the penalty in the period the tax position is determined. The company recognizes federal interest accrued related to unrecognized tax benefits in income tax expense. The company recognizes state interest accrued related to unrecognized tax benefits in operating income. Federal penalties are recognized as a component of income tax expense. State and local income and franchise tax provisions are allocable to government contracts in process and, accordingly, are included in operating income.

The company performs a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities or the statute of limitations concerning such issues lapses, the company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position.

Cash and cash equivalents – Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits and investments in institutional money market funds. The carrying amounts approximate fair value due to the short-term nature of these items. The company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits.

Marketable Securities – Marketable securities accounted as trading and available-for-sale are recorded at fair value. For available-for-sale securities, any unrealized gains and losses are reported as a separate component of Accumulated Other Comprehensive Income (AOCI). Unrealized gains and losses on trading securities are included in Other, net in the consolidated statements of operations. In addition, investments in held-to-maturity instruments with original maturities greater than three months are recorded at amortized cost, and are included in prepaid expenses and other current assets in the consolidated statements of financial position.

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

Inventoried Costs – Inventoried costs primarily relate to work in process under fixed-price and units-of-delivery contracts. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, allowable general and administrative expenses. According to the provisions of U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In

NORTHROP GRUMMAN CORPORATION

accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Product inventory primarily consists of raw materials and is stated at the lower of cost or market, generally using the average cost method. General corporate expenses and IR&D allocable to commercial contracts are expensed as incurred.

Outsourcing Contract Costs – Costs on outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition and transition/set-up. The primary types of costs that may be capitalized include labor and related fringe benefits, subcontractor costs, and travel costs. The company capitalized $4 million, $4 million, and $57 million and amortized $45 million, $39 million, and $46 million of such costs in 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, deferred outsourcing contract costs of $198 million and $239 million, respectively, are included in miscellaneous other assets in the consolidated statements of financial position.

Depreciable Properties – Property, plant, and equipment owned by the company are depreciated over the estimated useful lives of individual assets. Most of these assets are depreciated using declining-balance methods, with the remainder using the straight-line method, with the following lives:

Years
Land improvements	2-40
Buildings and improvements	2-45
Machinery and other equipment	2-20
Capitalized software costs	3-5
Leasehold improvements	Length of Lease

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

Goodwill and Other Purchased Intangible Assets – The company performs impairment tests for goodwill as of November 30th of each year or when the company believes a potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Purchased intangible assets are generally amortized on a straight-line basis over their estimated useful lives (see Note 11).

Litigation, Commitments, and Contingencies – Amounts associated with litigation, commitments, and contingencies are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter as then known to them, including any settlement offers, has determined that it is probable that a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. When only a range of amounts is established and no amount within the range is more probable than another, the lower end of the range is recorded. Legal fees are expensed as incurred.

Retirement Benefits – The company sponsors various pension plans covering substantially all employees. The company also provides post-retirement benefit plans other than pensions, consisting principally of health care and

NORTHROP GRUMMAN CORPORATION

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

Stock Compensation – All of the company’s stock compensation plans are considered equity plans, and compensation expense recognized is net of estimated forfeitures over the vesting period. The company issues stock options and stock awards, in the form of restricted performance stock rights and restricted stock rights, under its existing plans. The fair value of stock option grants are estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period of the options, which is generally three to four years. The fair value of stock awards is determined based on the closing market price of the company’s common stock on the grant date and at each reporting date, the number of shares is adjusted to equal the number ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually three to five years.

Foreign Currency Translation – For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are generally translated at end-of-period exchange rates. Translation adjustments are generally included as a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are as follows:

	December 31
$ in millions	2011	2010
Cumulative translation adjustment	$(4)	$—
Net unrealized gain on marketable securities and cash flow hedges, net of tax expense of $0 as of December 31, 2011, and $3 as of December 31, 2010	1	5
Unamortized benefit plan costs, net of tax benefit of $2,289 as of December 31, 2011, and $1,801 as of December 31, 2010	(3,487)	(2,762)
Total accumulated other comprehensive loss	$(3,490)	$(2,757)

The changes in unamortized benefit plan costs, net of tax, resulted in other comprehensive loss of $1.2 billion for the year ended December 31, 2011, and other comprehensive income of $297 million for the year ended December 31, 2010, in the consolidated statements of operations. In addition, as a result of the spin-off of Shipbuilding (Note 6), the company reduced accumulated other comprehensive loss by $524 million, as of March 31, 2011, for the after-tax unamortized benefit plan costs related to Shipbuilding.

Unamortized benefit plan costs consist primarily of net after-tax actuarial loss amounts totaling $3.9 billion and $2.8 billion as of December 31, 2011 and 2010, respectively. Net actuarial gains or losses principally arise from

NORTHROP GRUMMAN CORPORATION

gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions. Net actuarial gains or losses are amortized to expense when they exceed ten percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over ten years, which represents the approximate average future service period of employees.

2.	ACCOUNTING STANDARDS UPDATES

Accounting standards updates effective after December 31, 2011, are not expected to have a material effect on the company’s consolidated financial position or results of operations.

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

Diluted Earnings Per Share – Diluted earnings per share amounts include the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.8 million, 4.2 million, and 4.1 million shares for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted-average diluted shares outstanding for the years ended December 31, 2011, 2010, and 2009, exclude anti-dilutive stock options to purchase approximately 2.8 million, 2.8 million, and 8.1 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the year.

Share Repurchases – The table below summarizes the company’s share repurchases beginning January 1, 2009:

	Amount	Average	Total Shares		Shares Repurchased
Repurchase Program	Authorized	Price	Retired	Date	(in millions)
Authorization Date	(in millions)	Per Share (2)	(in millions)	Completed	2011	2010	2009
December 19, 2007	$3,600	$59.82	60.2	August 2010		15.7	23.1
June 16, 2010 (1)	4,245	57.42	44.2		40.2	4.0
					40.2	19.7	23.1

(1)	On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2 billion of the company’s common stock. On April 25, 2011, after the company had repurchased shares totaling $245 million, the company’s board of directors authorized an increase to the remaining share repurchase authorization to $4.0 billion. As of December 31, 2011, the company had $1.7 billion remaining under this authorization for share repurchases.

(2)	Includes commissions paid and calculated as the average price per share under the respective repurchase program.

NORTHROP GRUMMAN CORPORATION

Under the June 16, 2010 authorization, the company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) on May 2, 2011, to repurchase 15.6 million shares of common stock at an initial price of $64.17 per share for a total of $1.0 billion. Under this agreement, Goldman Sachs immediately borrowed shares that were sold to and canceled by the company. Subsequently, Goldman Sachs began purchasing shares in the open market to settle its share borrowings. The cost of the company’s initial share repurchase was subject to adjustment based on the actual cost of the shares subsequently purchased by Goldman Sachs. On August 16, 2011, Goldman Sachs completed its share repurchases and paid the company a cash refund of $19 million for the final price adjustment, which was recorded as an adjustment to paid-in capital. The final average purchase price of the shares repurchased under the agreement was $62.54 per share, including commissions and certain other fees.

Additional share repurchases take place at management’s discretion or under pre-established, non-discretionary programs, depending on market conditions, in the open market, and in privately negotiated transactions. Under these programs, additional share repurchases took place during the year ended December 31, 2011. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations. In connection with the spin-off of the Shipbuilding business, the company obtained a Private Letter Ruling (“PLR”) from the Internal Revenue Service that generally limits our share repurchases to approximately 88 million shares within two years of the spin-off (a maximum of 30 percent of outstanding shares at the time of the separation). Due to share repurchases subsequent to the spin-off, the remaining number of shares that we can repurchase under this share repurchase limitation as of December 31, 2011, was approximately 48 million shares. Cash available from unusual transactions, such as the disposition of significant assets, should they arise, can be used to repurchase additional shares.

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

6.	BUSINESS DISPOSITIONS

2011 – The company completed the spin-off to its shareholders of Huntington Ingalls Industries, Inc. (HII) effective March 31, 2011. HII was formed to operate the business that was previously the company’s Shipbuilding segment prior to the spin-off. The company made a pro rata distribution to its shareholders of one share of HII common stock for every six shares of the company’s common stock held on the record date of March 30, 2011, or 48.8 million shares of HII common stock. There was no gain or loss recognized by the company as a result of the spin-off transaction. In connection with the spin-off, HII issued $1,200 million in senior notes and entered into a credit facility with third-party lenders that includes a $650 million revolver and a $575 million term loan. HII used a portion of the proceeds of the debt and credit facility to fund a $1,429 million cash contribution to the company.

Prior to the completion of the spin-off, the company and HII entered into a Separation and Distribution Agreement dated March 29, 2011 and several other agreements that govern the post-separation relationship. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations following the spin-off, including employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The agreements also describe the company’s commitments to provide HII with certain transition services for up to one year and the costs incurred for such services that are reimbursed by HII.

In connection with the spin-off, the company incurred $28 million, $28 million, and $4 million of non-deductible transaction costs for the years ended December 31, 2011, 2010, and 2009, respectively, which have been included in discontinued operations. The company has incurred total transaction costs in connection with the spin-off of approximately $60 million.

NORTHROP GRUMMAN CORPORATION

National Security Technologies Deconsolidation – Effective January 1, 2011, the company reduced its participation in the National Security Technologies joint venture (NSTec). As a result of the reduced participation in the joint venture, the company no longer consolidates NSTec’s results in the consolidated financial statements. NSTec’s sales that were included in the company’s consolidated sales and service revenues for the year ended December 31, 2010 and 2009 were $579 million, and $568 million, respectively.

2009 – In December 2009, the company sold Advisory Services Division (ASD) for $1.65 billion in cash to an investor group led by General Atlantic, LLC, and affiliates of Kohlberg Kravis Roberts & Co. L.P., and recognized a gain of $15 million, net of taxes. ASD was a business unit comprised of the assets and liabilities of TASC, Inc., its wholly-owned subsidiary TASC Services Corporation, and certain contracts carved out from other Northrop Grumman businesses also in Information Systems that provide systems engineering technical assistance (SETA) and other analysis and advisory services. Sales for ASD in the year ended December 31, 2009 were approximately $1.5 billion. The assets, liabilities and operating results of this business unit are reported as discontinued operations in the consolidated statements of operations for all periods presented.

Discontinued Operations – Earnings for the Shipbuilding business and ASD, as well as gains from divestitures, are reported as discontinued operations in the following table:

	Year Ended December 31
$ in millions	2011	2010	2009
Sales and service revenues	$1,646	$6,711	$7,740
Earnings from discontinued operations	59	229	345
Income tax expense	(28)	(95)	(111)
Earnings, net of tax	31	134	234
Gain on divestitures	2	10	446
Income tax (expense) benefit	(1)	5	(428)
Gain on divestitures, net of tax	1	15	18
Earnings from discontinued operations, net of tax	$32	$149	$252

Tax rates on discontinued operations vary from the company’s effective tax rate generally due to the non-deductibility of goodwill for tax purposes and the effects, if any, of capital loss carryforwards.

NORTHROP GRUMMAN CORPORATION

The major classes of assets and liabilities included in discontinued operations for the Shipbuilding business as of December 31, 2010, are as follows:

$ in millions
Assets
Current assets	$1,315
Property, plant, and equipment, net	1,997
Goodwill	1,141
Other assets	759
Total assets of discontinued operations	$5,212

Liabilities
Trade accounts payable	$274
Other current liabilities	955
Current liabilities	1,229
Other liabilities	1,563
Total liabilities of discontinued operations	$2,792

7.	SEGMENT INFORMATION

The company is aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services.

The company, from time to time, acquires or disposes of businesses and realigns contracts, programs or business areas among and within its operating segments that possess similar customers, expertise, and capabilities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services.

Segment Realignments – In January 2010, the company transferred its internal information technology services unit from the Information Systems segment to the company’s corporate shared services group. The intersegment sales and operating income for this unit that were previously recognized in the Information Systems segment are immaterial and have been eliminated for all periods presented.

Intersegment Eliminations – As of December 31, 2011, the company revised its reporting of intersegment cost of sales. Intersegment costs are now reported based on the predominant attributes of the customer contract, rather than the attributes of the intersegment work performed. As a result, in the consolidated statements of operations, cost of product sales have been retrospectively increased by $746 million and $318 million for 2010 and 2009, respectively, and cost of service revenues for the respective periods have been retrospectively decreased by the same amounts, while consolidated sales and service revenues, cost of sales and service revenues, and operating income remain unchanged.

U.S. Government Sales – Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Northrop Grumman is the prime contractor as well as those for which the company is a subcontractor and the ultimate customer is the U.S. Government. All of the company’s segments derive substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to $23.9 billion, $25.5 billion, and $25 billion, or 90.5 percent, 90.6 percent, and 90.3 percent, of total revenue for the years ended December 31, 2011, 2010, and 2009, respectively.

Foreign Sales – Direct foreign sales amounted to approximately $1.6 billion, or approximately 6 percent, of total revenue for each of the years ended December 31, 2011, 2010, and 2009.

Discontinued Operations – The company’s discontinued operations are excluded from all of the data elements in the following tables, except for assets by segment.

NORTHROP GRUMMAN CORPORATION

Assets – Substantially all of the company’s operating assets are located or maintained in the U.S.

Results of Operations By Segment

The following table presents sales and service revenues and operating income by segment:

	Year Ended December 31
$ in millions	2011	2010	2009
Sales and Service Revenues
Aerospace Systems	$10,458	$10,910	$10,419
Electronic Systems	7,372	7,613	7,671
Information Systems	7,921	8,395	8,536
Technical Services	2,699	3,230	2,776
Intersegment eliminations	(2,038)	(2,005)	(1,752)
Total sales and service revenues	$26,412	$28,143	$27,650

	Year Ended December 31
$ in millions	2011	2010	2009
Operating Income
Aerospace Systems	$1,261	$1,256	$1,071
Electronic Systems	1,070	1,023	969
Information Systems	766	756	624
Technical Services	216	206	161
Intersegment eliminations	(258)	(231)	(190)
Total Segment Operating Income	3,055	3,010	2,635
Non-segment factors affecting operating income
Unallocated corporate expenses	(166)	(182)	(100)
Net pension adjustment	400	10	(237)
Royalty income adjustment	(13)	(11)	(24)
Total operating income	$3,276	$2,827	$2,274

Unallocated Corporate Expenses – Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable U.S. Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation (FAR), and therefore not allocated to the segments. Such costs consist of management and administration, legal, environmental, certain compensation costs, retiree benefits, and other expenses.

Net Pension Adjustment – The net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the years ended December 31, 2011 and 2010, the net pension adjustment resulted in income of $400 million and $10 million, respectively. The increase in the net pension adjustment for the year ended December 31, 2011, is primarily due to decreased GAAP pension expense from higher investment income and greater plan investment assets.

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

NORTHROP GRUMMAN CORPORATION

Intersegment Sales and Margin

To encourage commerce between operating units, sales between segments are recorded at values that include a hypothetical margin for the performing segment based on that segment’s estimated margin rate for external sales. Such hypothetical margins are eliminated in consolidation. Intersegment sales and operating income were as follows:

	Year Ended December 31
$ in millions	2011		2010		2009
	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
Intersegment sales and operating income
Aerospace Systems	$134	$ 18	$132	$ 13	$121	$ 13
Electronic Systems	649	131	684	118	650	103
Information Systems	687	68	623	61	474	44
Technical Services	568	41	566	39	507	30
Total intersegment sales and operating income	$2,038	$258	$2,005	$231	$1,752	$190

Other Financial Information

	December 31
$ in millions	2011	2010
Assets
Aerospace Systems	$6,574	$6,548
Electronic Systems	4,705	4,893
Information Systems	7,144	7,467
Technical Services	1,303	1,381
Segment assets	19,726	20,289
Corporate (See Note 10)	5,685	5,909
Assets of discontinued operations		5,212
Total assets	$25,411	$31,410

NORTHROP GRUMMAN CORPORATION

Corporate assets principally consist of cash and cash equivalents and deferred tax assets.

	Year Ended December 31
$ in millions	2011	2010	2009
Capital Expenditures from Continuing Operations
Aerospace Systems	$184	$195	$211
Electronic Systems	121	176	168
Information Systems	41	31	50
Technical Services	1	5	3
Corporate	141	172	41
Total capital expenditures from continuing operations	$488	$579	$473

	Year Ended December 31
$ in millions	2011	2010	2009
Depreciation and Amortization
Aerospace Systems	$200	$237	$238
Electronic Systems	144	150	140
Information Systems	121	133	138
Technical Services	4	5	8
Corporate	75	30	26
Total depreciation and amortization from continuing operations	$544	$555	$550

The depreciation and amortization expense above includes amortization of purchased intangible assets as well as amortization of deferred and other outsourcing costs.

8.	ACCOUNTS RECEIVABLE, NET

Unbilled amounts represent sales for which billings have not been presented to customers at period-end. These amounts are usually billed and collected within one year. Progress payments are received on a number of firm fixed-price contracts. Unbilled amounts are presented net of progress payments of $6.4 billion and $5.7 billion at December 31, 2011, and 2010, respectively.

Accounts receivables at December 31, 2011, are expected to be collected in 2012, except for $3 million due in 2013 and approximately $5 million due in 2014 and later.

The company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. Government.

NORTHROP GRUMMAN CORPORATION

Accounts receivable consisted of the following:

	December 31
$ in millions	2011	2010
Due From U.S. Government
Amounts billed	$812	$900
Recoverable costs and accrued profit on progress completed - unbilled	1,594	1,718
	2,406	2,618
Due From Other Customers
Amounts billed	249	280
Recoverable costs and accrued profit on progress completed - unbilled	363	458
	612	738
Total accounts receivable	3,018	3,356
Allowance for doubtful accounts	(54)	(27)
Total accounts receivable, net	$2,964	$3,329

9.	INVENTORIED COSTS, NET

Inventoried costs consisted of the following:

	December 31
$ in millions	2011	2010
Production costs of contracts in process	$1,629	$1,521
General and administrative expenses	221	190
	1,850	1,711
Progress payments received	(1,100)	(962)
	750	749
Product inventory	123	147
Total inventoried costs, net	$873	$896

10.	INCOME TAXES

The company’s effective tax rate on earnings from continuing operations for the year ended December 31, 2011 was 32.3 percent, as compared with 19.5 percent and 30.7 percent for the years ended December 31, 2010 and 2009, respectively. The company’s effective tax rate reflects deductions for domestic manufacturing and research tax credits, and a deduction for employee stock ownership plan dividends in all years, as well as the impact of settlements with the Internal Revenue Service (IRS) in 2010 and 2009.

During 2010, the company received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation (Joint Committee) of the IRS’ examination of the company’s tax returns for the years 2004 through 2006. As a result of the settlement, the company recognized a net tax benefit of approximately $298 million (of which $66 million was in cash), which was recorded as a reduction to the company’s provision for income taxes.

During 2009, the company reached a final settlement with the IRS regarding its audit of the company’s tax returns for 2001 through 2003 and recognized $75 million of net benefit upon settlement, including $20 million of interest.

NORTHROP GRUMMAN CORPORATION

Federal and foreign income tax expense consisted of the following:

	Year Ended December 31
$ in millions	2011	2010	2009
Income Taxes on Continuing Operations
Currently payable
Federal income taxes	$ 592	$ 394	$ 390
Foreign income taxes	18	11	34
Total federal and foreign income taxes currently payable	610	405	424
Change in deferred federal and foreign income taxes	387	57	212
Total federal and foreign income taxes	$ 997	$ 462	$ 636

The geographic source of earnings from continuing operations before income taxes is as follows:

	Year Ended December 31
$ in millions	2011	2010	2009
Domestic	$2,998	$2,319	$1,944
Foreign	85	47	126
Earnings from continuing operations before income taxes	$3,083	$2,366	$2,070

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the earnings from continuing operations before income taxes due to the following:

	Year Ended December 31
$ in millions	2011	2010	2009
Income tax expense on continuing operations at statutory rate	$1,079	$828	$725
Manufacturing deduction	(32)	(33)	(18)
Research tax credit	(17)	(12)	(15)
Settlement of IRS appeals cases, net of additional uncertain tax position accruals		(298)	(77)
ESOP dividends	(13)	(14)	(13)
Other, net	(20)	(9)	34
Total federal and foreign income taxes	$997	$462	$636

Uncertain Tax Positions – As of December 31, 2011, the amount recorded for uncertain tax positions was a liability of $135 million, which includes accrued interest and penalties of $17 million. This liability is included in other long-term liabilities in the consolidated statements of financial position. If the income tax benefits from these tax positions are ultimately realized, $95 million of federal benefits would affect the company’s effective tax rate. The remaining $40 million relates to state taxes and would be realized through operating income.

In 2010, in connection with the settlement agreement with IRS for years 2004 through 2006, the company reduced its liability for uncertain tax positions by $311 million, including previously accrued interest, which was recorded as a reduction to the company’s effective tax rate.

In 2009, in connection with the settlement agreement with IRS for years 2001 through 2003, the company reduced its liability for uncertain tax positions by $60 million, which was recorded as a reduction to the company’s effective tax rate.

NORTHROP GRUMMAN CORPORATION

The change in unrecognized tax benefits during 2011, 2010 and 2009, excluding interest, is as follows:

	December 31
$ in millions	2011	2010	2009
Unrecognized tax benefits at beginning of the year	$126	$429	$416
Additions based on tax positions related to the current year	11	19	12
Additions for tax positions of prior years	31	4	61
Reductions for tax positions of prior years	(22)
Settlements	(28)	(326)	(60)
Net change in unrecognized tax benefits	(8)	(303)	13
Unrecognized tax benefits at end of the year	$118	$126	$429

Although the company believes that it has adequately provided for all of its tax positions, amounts asserted by taxing authorities in future years could be greater than the company’s accrued positions. Accordingly, additional provisions on income tax related matters could be recorded in the future due to revised estimates, settlement or other resolution of the underlying tax matters. The company does not expect the unrecognized tax benefits to significantly change in the next 12 months. The IRS is currently conducting an examination of the company’s tax returns for the years 2007 through 2009.

During the years ended December 31, 2011, 2010 and 2009, the company recorded approximately $(5) million, $88 million, and $6 million of net interest income/(expense), respectively, within its federal, foreign and state income tax provisions.

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

The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2011	2010
Deferred Tax Assets
Retirement benefits	$1,819	$1,337
Provisions for accrued liabilities	649	686
Stock-based compensation	130	91
Other	78	10
Gross deferred tax assets	2,676	2,124
Less valuation allowance	(50)
Net deferred tax assets	2,626	2,124
Deferred Tax Liabilities
Goodwill amortization	716	692
Depreciation and amortization	277	143
Contract accounting differences	218	255
Purchased intangibles	19	14
Gross deferred tax liabilities	1,230	1,104
Total net deferred tax assets	$1,396	$1,020

NORTHROP GRUMMAN CORPORATION

Realization of the deferred tax asset is primarily dependent on generating sufficient taxable income in future periods. The company believes it is more-likely-than-not that all deferred tax assets will be realized, net of any valuation allowances currently established.

At December 31, 2011, the company has available unused net operating losses that may be applied against future taxable income in Japan of $16 million that will expire in 2015 through 2018, $23 million in Norway, and $153 million in the United Kingdom that may be used indefinitely. A valuation allowance of $50 million has been recorded against the tax assets due to the uncertainty of the realization of these net operating losses and other deferred tax assets in foreign jurisdictions.

Net deferred tax assets as presented in the consolidated statements of financial position are as follows:

	December 31
$ in millions	2011	2010
Net current deferred tax assets	$496	$392
Net non-current deferred tax assets	900	628
Total net deferred tax assets	$1,396	$1,020

At December 31, 2011, the company completed a comprehensive review of its deferred income tax balances and determined that certain net deferred income tax assets were overstated and required correction. The company was able to determine that the overstatement relates to periods prior to January 1, 2007. Management has evaluated the impact of the overstatement and concluded that the effect of the correction is not material to the company’s consolidated statements of financial position, results of operations or cash flows for any period presented. In order to correct the overstatement, the company has reduced the opening retained earnings balance as of January 1, 2007 by $121 million, which reduces opening retained earnings for the year ended December 31, 2009, from the originally reported amount of $5.6 billion to $5.5 billion.

Foreign Income – As of December 31, 2011, the company had approximately $761 million of accumulated undistributed earnings generated by its foreign subsidiaries. No deferred tax liability has been recorded on these earnings since the company intends to permanently reinvest these earnings. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions.

11.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. Impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating income. Our annual impairment test was performed as of November 30, 2011 for all segments. In performing the goodwill impairment tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of its businesses. Accumulated goodwill impairment losses at December 31, 2011, and 2010, totaled $570 million at the Aerospace Systems segment.

NORTHROP GRUMMAN CORPORATION

The changes in the carrying amounts of goodwill for the years ended December 2011 and 2010, were as follows:

$ in millions	Aerospace Systems	Electronic Systems	Information Systems	Technical Services	Total
Balance as of December 31, 2009 and 2010	$3,801	$2,402	$5,248	$925	$12,376
Goodwill related to businesses sold		(2)			(2)
Balance as of December 31, 2011	$3,801	$2,400	$5,248	$925	$12,374

Segment Realignments – In January 2009, the company realigned certain logistics, services, and technical support programs and transferred assets from the Information Systems and Electronic Systems segments to the Technical Services segment. As a result of this realignment, goodwill of approximately $123 million was reallocated among these segments. Additionally during the first quarter of 2009, the company transferred certain optics and laser programs from the Information Systems segment to the Aerospace Systems segment, resulting in the reallocation of goodwill of approximately $41 million.

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets:

	December 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Contract and program intangibles	$1,705	$(1,567)	$138	$1,705	$(1,531)	$174
Other purchased intangibles	100	(83)	17	100	(82)	18
Total	$1,805	$(1,650)	$155	$1,805	$(1,613)	$192

The company’s purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 17 years. Aggregate amortization expense for 2011, 2010, and 2009, was $37 million, $71 million, and $74 million, respectively.

As of December 31, 2011, the expected future amortization of purchased intangibles for each of the next five years is $36 million in 2012, $29 million in 2013, $16 million in 2014, $15 million in 2015, and $11 million in 2016.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the fair value information for those assets and liabilities measured at fair value on a recurring basis:

	December 31, 2011		December 31, 2010
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable Securities
Trading	$219	$219	$320	$320
Available-for-Sale	4	4	10	10
Held-to-Maturity time deposits	250	250
Derivatives	7	7	11	11
Long-term debt, including current portion	(3,940)	(4,675)	(4,724)	(5,100)

NORTHROP GRUMMAN CORPORATION

There were no material transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2011 and 2010.

The carrying value of all other financial instruments approximate fair value due to their short-term nature.

Investments in Marketable Securities – The company holds a portfolio of marketable securities, consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value and are valued using Level 1 inputs. In June 2011, the company sold marketable securities classified as trading securities for $69 million, resulting in a $3 million realized gain recorded in Other, net in the consolidated statements of operations. In addition, the company holds short term investments classified as held-to-maturity that are recorded at cost. As of December 31, 2011, held-to-maturity investments of $250 million were included in prepaid expenses and other current assets and $223 million of trading or available-for-sale securities were included in miscellaneous other assets on the consolidated statements of financial position. As of December 31, 2010, marketable securities of $68 million were included in prepaid expenses and other current assets and $262 million were included in miscellaneous other assets on the consolidated statements of financial position.

Derivative Financial Instruments and Hedging Activities – The company utilizes derivative financial instruments in order to manage exposure to interest rate risk and foreign currency exchange rate risk. Foreign currency forward contracts are used to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies.

The notional values of our derivative portfolio are summarized below:

	December 31
$ in millions	2011	2010
Designated as cash flow hedges:
Foreign currency buy	$36	$40
Foreign currency sell	109	86
Interest rate swaps		200
Not designated as cash flow hedges:
Foreign currency buy	12	8
Foreign currency sell	76	75
Total notional value	$233	$409

Derivative financial instruments are recognized as assets or liabilities in the financial statements and are measured at fair value, and substantially all of these instruments are valued using Level 2 inputs. Where model-derived valuations are appropriate, the company utilizes the income approach to determine fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rate as the discount rate.

Unrealized gains or losses on the effective cash flow hedges are reclassified from other comprehensive income to earnings upon the settlement of the underlying transactions. The derivative fair values and related unrealized gains and losses at December 31, 2011 and 2010, were not material.

Cash Surrender Value of Life Insurance Policies – The company maintains whole life insurance policies on a group of executives which are recorded at their cash surrender value as determined by the insurance carrier. Additionally, the company has split-dollar life insurance policies on former officers and executives from acquired businesses which are recorded at the lesser of their cash surrender value or premiums paid. The policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of December 31, 2011 and 2010, the carrying values associated with these policies of $257 million and $257 million, respectively, were recorded in miscellaneous other assets.

Long-Term Debt –The fair value of long-term debt was calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

NORTHROP GRUMMAN CORPORATION

13.	LONG-TERM DEBT

Lines of Credit – The company has available uncommitted short term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities.

Credit Facility – In September 2011, the Company entered into two senior unsecured credit facilities (the Credit Agreements) in an aggregate principal amount of $2 billion. The first Credit Agreement amended the company’s $2 billion five-year credit facility dated August 10, 2007, by reducing the aggregate principal amount available under the facility by $500 million to $1.5 billion and extending the maturity date to September 2016. The second Credit Agreement is a new 364-day revolving credit facility in an aggregate principal amount of $500 million. The credit facilities permit the company to request additional lending commitments of up to $500 million from the lenders under the agreement or through other eligible lenders under certain circumstances. Borrowings under the credit facilities bear interest at various rates, including the LIBOR (or an alternate base rate), plus an incremental margin based on the company’s credit ratings and credit default swap spread. The credit facilities also require a commitment fee based on the daily aggregate unused amount of commitments and the company’s credit ratings, and contain a financial covenant relating to a maximum debt to capitalization ratio, and certain restrictions on additional asset liens. There were no borrowings under the facilities in the years ended December 31, 2011 and 2010 and no balances outstanding under the credit facilities at December 31, 2011 and 2010. As of December 31, 2011, the company was in compliance with all covenants under these Credit Agreements.

Debt Tender Offers – In November 2010, the company made a tender offer for $1.9 billion of debt securities issued by its subsidiary Northrop Grumman Systems Corporation and maturing in 2016 to 2036 with interest rates ranging from 6.98 percent to 7.875 percent. Approximately $682 million in aggregate principal amount was purchased for a total price of $919 million (including accrued and unpaid interest on the securities). The company recorded a pre-tax charge of $229 million principally related to the premiums paid on the debt tendered.

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

NORTHROP GRUMMAN CORPORATION

Long-term debt consists of the following:

$ in millions		December 31
		2011	2010
Fixed-rate notes and debentures, maturing in	Interest rate
2011	7.13%		$769
2014	3.70%	$350	350
2015	1.85%	500	500
2016	7.75%	107	107
2018	6.75%	200	200
2019	5.05%	500	500
2021	3.50%	700	700
2026	7.81%	527	527
2031	7.75%	466	466
2040	5.05%	300	300
Capital leases	Various	37	41
Other	Various	253	254
Total long-term debt		3,940	4,714
Less current portion		5	774
Long-term debt, net of current portion		$3,935	$3,940

Indentures underlying long-term debt issued by the company or its subsidiaries contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale-leaseback arrangements, and funded debt of subsidiaries.

Maturities of long-term debt as of December 31, 2011, are as follows:

$ in millions
Year Ending December 31
2012	$5
2013	5
2014	353
2015	502
2016	109
Thereafter	2,955
Total principal payments	3,929
Unamortized premium on long-term debt, net of discount	11
Total long-term debt	$3,940

The premium on long-term debt primarily represents non-cash fair market value adjustments resulting from acquisitions, which are amortized over the life of the related debt.

NORTHROP GRUMMAN CORPORATION

14.	INVESTIGATIONS, CLAIMS AND LITIGATION

Spin-Off of Shipbuilding Business – As provided in the Separation and Distribution Agreement with HII described in Note 6, HII generally has responsibility for investigations, claims and litigation matters related to the Shipbuilding business. The company has therefore excluded from this report certain previously disclosed Shipbuilding-related investigations, claims and litigation matters for which HII has lead responsibility. The company does not believe these HII matters are likely to have a material adverse effect on the company’s consolidated financial position as of December 31, 2011 or its annual results of operations or cash flows.

Litigation

The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims is scheduled to begin on February 10, 2012.

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

On June 22, 2007, a putative class action was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al., in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer-funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008, the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the employer-funded component of the pension benefit. After the remand, the plaintiffs filed a motion to certify a class. The parties also filed cross-motions for summary judgment. On January 26, 2010, the District Court granted summary judgment in favor of the Plan and denied the plaintiffs’ motion for summary judgment. The District Court also denied the plaintiffs’ motion for class certification and struck the trial date of March 23, 2010, as unnecessary given the District Court’s grant of summary judgment for the Plan. The plaintiffs appealed the District Court’s order to the Ninth Circuit and we are awaiting a decision. Oral argument is set for February 9, 2012.

NORTHROP GRUMMAN CORPORATION

The company is a party to various other investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. Based on information available to the company to date, the company does not believe that the outcome of any matter pending against the company, including the matters specifically identified above, is likely to have a material adverse effect on the company’s consolidated financial position as of December 31, 2011 or its annual results of operations or cash flows.

15.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies – Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2011, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

Contract Terminations – The company's U. S. Government contracts generally contain provisions that enable the customer to terminate a contract for default, or for the convenience of the government. In general, a partial or complete termination for default can result from a contractor's actual or anticipated failure to perform its contractual obligations. In most instances, the government is required to provide written notice to the contractor of the performance deficiency and allow the contractor a specified period of time to cure the deficiency or explain why the contract should not be terminated. If the contract is terminated for default, the contractor may not be entitled to recover any of its costs on partially completed work and may be liable to the government for any excess re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages.

Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the U. S. Government that the contract be terminated. Under a termination for convenience, the contractor is typically paid in accordance with the contract's terms for costs incurred under the contract prior to the effective date of termination, plus a reasonable profit or fee and settlement expenses.

In either termination event, the amount the contractor ultimately receives in settlement on the contract is subject to negotiation and agreement with the U. S. Government. If the parties are unable to reach a settlement, the amount may be unilaterally determined by the government, subject to judicial review. If the contractor incurs costs in excess of the amount of funds obligated on the contract, it is at risk for reimbursement of those costs unless additional appropriated funds are available. Most, but not all, of the company's U. S. Government contracts provide funding for the customer's contract termination liabilities such that the company is not at risk for recovery of its properly determined contract termination claims. At December 31, 2011, the company had no substantial contract terminations in process for which the customer had insufficient termination funding.

Guarantees of Subsidiary Performance Obligations – From time to time in the ordinary course of business, the company guarantees obligations of its subsidiaries under certain contracts. Generally, the company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the company has not incurred any substantial liabilities resulting from these guarantees.

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

NORTHROP GRUMMAN CORPORATION

At December 31, 2011, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters – The estimated costs to complete remediation has been accrued where the company believes, based on the facts and circumstances known to us, that it is probable that the company will incur costs to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies. These accruals do not include any legal costs, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account facts currently available to the company regarding each site as well as the current state of technology and prior experience. These estimates are reviewed periodically and adjusted to reflect changes in facts and circumstances.

As of December 31, 2011 management estimates the range of reasonably possible future costs for environmental remediation is $294 million to $752 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At December 31, 2011, the amount accrued for probable environmental remediation costs was $322 million, of which $86 million is accrued in other current liabilities and $236 million is accrued in other long-term liabilities. As of December 31, 2010, $106 million was accrued in other current liabilities and $207 million was accrued in other long-term liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs (current portion) and miscellaneous other assets (non-current portion). As of December 31, 2011, $59 million is deferred in inventoried costs and $132 million is deferred in miscellaneous other assets. As of December 31, 2010, $61 million was deferred in inventoried costs and $124 million was deferred in miscellaneous assets. These amounts are evaluated for recoverability on a routine basis.

Factors that could result in changes to the company’s estimates include, but are not limited to: modifications of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of responsible parties and their ability to pay, changes in the level of estimated contamination, changes in laws and regulations affecting remediation requirements, improvements in remediation technology, and changes in estimated amounts recoverable through overhead charges on government contracts. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position as of December 31, 2011 or its annual results of operations or cash flows.

Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2011, there were $195 million of stand-by letters of credit, $186 million of bank guarantees, and $139 million of surety bonds outstanding.

Indemnifications – The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of December 31, 2011 or its annual results of operations or cash flows.

U.S. Government Cost Claims – From time to time, the company is advised of claims and penalties concerning certain potential disallowed costs. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The company believes that it has

NORTHROP GRUMMAN CORPORATION

adequately reserved for any disputed amounts and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 31, 2011 or its annual results of operations or cash flows.

Operating Leases – Rental expense for operating leases, excluding discontinued operations, was $420 million in 2011, $448 million in 2010, and $502 million in 2009. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term non-cancellable operating leases as of December 31, 2011, total approximately $1.2 billion, which are payable as follows: 2012 - $297 million; 2013 - $234 million; 2014 - $208 million; 2015 - $176 million; 2016 - $136 million and thereafter - $168 million.

Related Party Transactions – For all periods presented, the company had no material related party transactions.

Spin-off of Shipbuilding Business – Under the Separation and Distribution Agreement with HII described in Note 6, from and after the spin-off transaction, HII assumed responsibility for certain commitments and contingencies related to the Shipbuilding business and agreed to indemnify the company for losses related to these commitments and contingencies. The company has therefore excluded from this report previously disclosed Shipbuilding-related commitments and contingencies now assumed by HII.

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

Plan Descriptions

Defined Benefit Pension Plans – The company sponsors several defined benefit pension plans in the U.S. covering the majority of its employees. Pension benefits for most employees are based on the employee’s years of service, age and compensation. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into benefit trusts separate from the company. The pension benefit for most employees is based upon criteria whereby employees earn age and service points over their employment period.

Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, as well as certain bargaining unit employees. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. The company also participates in a multiemployer plan for certain of the company’s union employees. In addition to the 401(k) defined contribution benefit, certain employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The company’s contributions to these defined contribution plans for the years ended December 31, 2011, 2010, and 2009, were $297 million, $288 million, and $291 million, respectively.

Non-U.S. Benefit Plans – The company sponsors several benefit plans for non-U.S. employees. These plans are designed to provide benefits appropriate to local practice and in accordance with local regulations. Some of these plans are funded using benefit trusts that are separate from the company.

Medical and Life Benefits – The company provides a portion of the costs for certain health care and life insurance benefits for a substantial number of its active and retired employees. Certain covered employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Qualifying dependents are also eligible for medical coverage. Approximately 55 percent of the company’s current retirees participate in the medical plans. The company reserves the right to amend or terminate the plans at any time. In November 2006, the company adopted plan amendments and communicated to plan participants that it would cap the amount of its contributions to substantially all of its remaining post retirement medical and life benefit plans that were previously not subject to limits on the company’s contributions.

NORTHROP GRUMMAN CORPORATION

In addition to a medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, conformance to a schedule of reasonable fees, the use of managed care providers, and coordination of benefits with other plans. The plans also provide for a Medicare carve-out. Subsequent to January 1, 2005 (or earlier at some segments), newly hired employees are not eligible for post employment medical and life benefits.

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

Health Care Legislation – The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law during the first quarter of 2010. The provisions of these new laws affected the company’s costs of providing health care benefits to its employees beginning this year. The company participated in the Early Retiree Reinsurance Program and continues to assess the extent to which the provisions of the new laws will affect its future health care and related employee benefit plan costs.

Spin-off of Shipbuilding Business – As a result of the spin-off of HII discussed in Note 6, the company reclassified to assets and liabilities of discontinued operations, certain pension and other post-retirement benefit plan assets and liabilities related exclusively to Shipbuilding employees and the Shipbuilding portion of Northrop Grumman pension and other post-retirement benefit plans that included Shipbuilding employees.

Summary Plan Results

The cost to the company of its retirement benefit plans in each of the three years ended December 31 is shown in the following table:

	Year Ended December 31
	Pension Benefits			Medical and Life Benefits
$ in millions	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$520	$531	$547	$32	$34	$34
Interest cost	1,223	1,212	1,180	114	117	124
Expected return on plan assets	(1,690)	(1,517)	(1,366)	(62)	(56)	(48)
Amortization of:
Prior service cost (credit)	23	35	34	(51)	(51)	(51)
Net loss from previous years	162	206	289	17	18	19
Other			21	(6)
Net periodic benefit cost	$238	$467	$705	$44	$62	$78

NORTHROP GRUMMAN CORPORATION

The table below summarizes the components of changes in unamortized benefit plan costs for the years ended December 31, 2011, 2010, and 2009:

	Pension	Medical and
$ in millions	Benefits	Life Benefits	Total
Changes in unamortized benefit plan costs
Change in net actuarial loss	$(524)	$(60)	$(584)
Change in prior service cost	5		5
Amortization of
Prior service (cost) credit	(50)	59	9
Net loss from previous years	(337)	(28)	(365)
Tax expense related to above items	363	11	374
Change in unamortized benefit plan costs – 2009	$(543)	$(18)	$(561)
Change in net actuarial loss	$(158)	$(64)	$(222)
Amortization of
Prior service (cost) credit	(48)	60	12
Net loss from previous years	(244)	(26)	(270)
Tax expense related to above items	171	12	183
Change in unamortized benefit plan costs – 2010	$(279)	$(18)	$(297)
Change in net actuarial loss	$2,687	$138	$2,825
Change in prior service cost	(608)	6	(602)
Amortization of
Prior service (cost) credit	(23)	51	28
Net loss from previous years	(162)	(17)	(179)
Tax benefit related to above items	(752)	(71)	(823)
Change in unamortized benefit plan costs – 2011	$1,142	$107	$1,249

Unamortized benefit plan costs consist primarily of accumulated net after-tax actuarial losses totaling $3.9 billion and $2.8 billion as of December 31, 2011 and 2010, respectively. The change in net actuarial loss from pension benefits in 2011 was primarily due to a $1.2 billion after tax impact from the reduction in the discount rate assumption to 5.03 percent at December 31, 2011, from 5.75 percent at December 31, 2010. Net actuarial gains or losses are re-determined annually and principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions. Net actuarial gains or losses are amortized to expense in future periods when they exceed ten percent of the greater of plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over the average future service period of employees of approximately ten years.

NORTHROP GRUMMAN CORPORATION

In December 2011, the company adopted certain changes in its defined benefit pension plans designed to enable the company to remain competitive within its marketplace and provide the affordability its customers require. These changes represent modifications to the defined benefits available to employees hired prior to July 1, 2008 who retire beginning after December 31, 2012. As a result of these changes, the company recognized a reduction of approximately $640 million in its projected benefit obligations for the affected employee groups as of December 31, 2011. Due to these changes, certain nonqualified benefit plans experienced curtailments, however the net impact of these curtailment events was not material.

	Pension		Medical and Life
	Benefits		Benefits
$ in millions	2011	2010	2011	2010
Amounts Recorded in Accumulated Other Comprehensive Loss
Net actuarial loss	$(6,131)	$(4,246)	$(331)	$(361)
Prior service (cost) credit	537	(194)	149	238
Income tax benefits related to above items	2,215	1,752	74	49
Unamortized benefit plan costs	$(3,379)	$(2,688)	$(108)	$(74)

The following tables set forth the funded status and amounts recognized in the consolidated statements of financial position for the company’s defined benefit pension and retiree health care and life insurance benefit plans. Pension benefits data includes the qualified plans as well as 11 domestic unfunded non-qualified plans for benefits provided to directors, officers, and certain employees. The company uses a December 31 measurement date for all of its plans.

	Pension Benefits		Medical and Life Benefits
$ in millions	2011	2010	2011	2010
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$21,820	$20,661	$2,104	$2,104
Service cost	520	531	32	34
Interest cost	1,223	1,212	114	117
Plan participants’ contributions	14	10	82	82
Plan amendments	(608)		6
Actuarial loss (gain)	2,379	633	107	(27)
Benefits paid	(1,197)	(1,176)	(224)	(222)
Other	(22)	(51)	14	16
Projected benefit obligation at end of year	$24,129	$21,820	$2,235	$2,104

NORTHROP GRUMMAN CORPORATION

	Pension Benefits		Medical and Life Benefits
$ in millions	2011	2010	2011	2010
Change in Plan Assets
Fair value of plan assets at beginning of year	$20,081	$18,184	$932	$843
Gain on plan assets	1,342	2,320	31	108
Employer contributions	1,084	789	111	105
Plan participants’ contributions	14	10	82	82
Benefits paid	(1,197)	(1,176)	(224)	(222)
Other	16	(46)	14	16
Fair value of plan assets at end of year	21,340	20,081	946	932
Funded status	$(2,789)	$(1,739)	$(1,289)	$(1,172)
Amounts Recognized in the Consolidated Statements of Financial Position
Non-current assets	$112	$275	$41	$45
Current liability	(104)	(94)	(48)	(48)
Non-current liability	(2,797)	(1,920)	(1,282)	(1,169)

The following table shows those amounts expected to be recognized in net periodic benefit cost in 2012:

$ in millions	Pension Benefits	Medical and Life Benefits
Amounts Expected to be Recognized in 2012 Net Periodic Benefit Cost
Net actuarial loss	$427	$21
Prior service cost (credit)	(58)	(51)

The accumulated benefit obligation for all defined benefit pension plans was $23.6 billion and $20.5 billion at December 31, 2011 and 2010, respectively.

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2011	2010
Projected benefit obligation	$22,451	$5,897
Accumulated benefit obligation	21,949	5,314
Fair value of plan assets	19,550	4,447

NORTHROP GRUMMAN CORPORATION

Plan Assumptions

On a weighted-average basis, the following assumptions were used to determine the benefit obligations and the net periodic benefit cost:

	Pension Benefits		Medical and Life Benefits
	2011	2010	2011	2010
Assumptions Used to Determine Benefit Obligation at December 31
Discount rate	5.03%	5.75%	5.02%	5.62%
Rate of compensation increase	2.75%	3.50%
Initial health care cost trend rate assumed for the next year			7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2017	2017
Assumptions Used to Determine Benefit Cost for the Year Ended December 31
Discount rate	5.75%	6.03%	5.62%	5.77%
Expected long-term return on plan assets	8.50%	8.50%	6.86%	6.90%
Rate of compensation increase	3.50%	3.75%
Initial health care cost trend rate assumed for the next year			8.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2017	2014

The discount rate is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is primarily determined using a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan.

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

$ in millions	1-Percentage- Point Increase	1-Percentage- Point Decrease
Increase (Decrease) From Change In Health Care Cost Trend Rates To
Post-retirement benefit expense	$5	$(6)
Post-retirement benefit liability	64	(75)

Plan Assets and Investment Policy

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is to exceed the assumed actuarial rate of return over

NORTHROP GRUMMAN CORPORATION

the long term within reasonable and prudent levels of risk. Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. Risk targets are established and monitored against acceptable ranges.

All investment policies and procedures are designed to ensure that the plans’ investments are in compliance with ERISA. Guidelines are established defining permitted investments within each asset class. Derivatives are used for transitioning assets, asset class rebalancing, managing currency risk, and for management of fixed income and alternative investments. For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2011:

Asset Allocation Ranges
Domestic equities	10% -30%
International equities	5% - 25%
Fixed income securities	30% -50%
Real estate and other	15% -30%

The table below provides the fair values of the company’s pension and VEBA trust plan assets at December 31, 2011, and 2010, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 1 for definition of levels). The significant amount of Level 2 investments in the table results from including in this category investments in pooled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis, and fixed income securities that are valued using model based pricing services.

	Level 1		Level 2		Level 3		Total
$ in millions	2011	2010	2011	2010	2011	2010	2011	2010
Asset Category
Domestic equities	$3,849	$3,948	$1	$3	$2	$2	$3,852	$3,953
International equities	1,266	1,406	1,716	$1,868			2,982	3,274
Fixed income securities
Cash and cash equivalents (1)	75	92	1,528	1,111			1,603	1,203
U.S. Treasuries			1,872	1,381			1,872	1,381
Other U.S. Government Agency Securities			965	715			965	715
Non-U.S. Government Securities			324	224			324	224
Corporate debt			3,686	3,512			3,686	3,512
Asset backed			525	758	4	4	529	762
High yield debt			977	992	41	78	1,018	1,070
Bank loans			150	115			150	115
Real estate and other
Hedge funds					1,405	1,521	1,405	1,521
Private equities					2,098	1,945	2,098	1,945
Real estate					1,788	1,402	1,788	1,402
Other (2)			14	(64)			14	(64)
Fair value of plan assets at the end of the year	$5,190	$5,446	$11,758	$10,615	$5,338	$4,952	$22,286	$21,013

(1)	Cash and cash equivalents are predominantly held in money market funds.

(2)	Other includes futures, swaps, options, and insurance contracts in place year end.

NORTHROP GRUMMAN CORPORATION

The changes in the fair value of the pension and VEBA plan trust assets measured using Level 3 significant unobservable inputs during 2011 and 2010, are as follows:

$ in millions	Domestic equities	Asset Backed	High yield debt	Hedge funds	Private equities	Real Estate	Total
Balance as of December 31, 2009	$2	$4	$59	$1,282	$1,651	$870	$3,868
Actual return on plan assets:
Assets still held at reporting date	2		18	120	200	103	443
Assets sold during the period						(9)	(9)
Purchases, sales, and settlements	(2)			89	63	405	555
Changes in asset allocation mix			1	30	31	33	95
Balance as of December 31, 2010	$2	$4	$78	$1,521	$1,945	$1,402	$4,952
Actual return on plan assets:
Assets still held at reporting date			(2)	(43)	19	198	172
Assets sold during the period				25	(13)	(4)	8
Purchases			10	413	503	460	1,386
Sales			(45)	(511)	(356)	(268)	(1,180)
Balance as of December 31, 2011	$2	$4	$41	$1,405	$2,098	$1,788	$5,338

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

Non-government fixed income securities are invested across various industry sectors and credit quality ratings. Generally, investment guidelines are written to limit securities, for example, to no more than 5 percent of each trust account, and to exclude the purchase of securities issued by the company. The number of real estate and private equity partnerships is 162 and the unfunded commitments are $882 million and $1.2 billion as of December 31, 2011, and 2010, respectively. For alternative investments that cannot be redeemed, such as limited partnerships, the typical investment term is ten years. For alternative investments that permit redemptions, such redemptions are generally made quarterly and require a 90-day notice. The company is generally unable to determine the final redemption date and amount until the request is processed by the investment fund and therefore categorizes such alternative investments as Level 3 assets. In 2011, the asset allocation policy for certain plans was changed, and on a consolidated basis, this change had no impact on overall trust assets.

At December 31, 2011, and 2010, the defined benefit pension and VEBA trusts did not hold any Northrop Grumman common stock.

NORTHROP GRUMMAN CORPORATION

Benefit Payments

The following table reflects estimated future benefit payments, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2011:

$ in millions	Pension Plans	Medical and Life Plans
Year Ending December 31
2012	$1,179	$148
2013	1,243	153
2014	1,317	157
2015	1,383	161
2016	1,443	164
2017 through 2021	8,147	845

In 2012, the company expects to contribute the required minimum funding level of approximately $65 million to its pension plans and approximately $120 million to its other post-retirement benefit plans with no expected additional voluntary pension contributions. During the years ended December 31, 2011 and 2010, the company made voluntary pension contributions of $1 billion and $728 million, respectively.

17.	STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS

Stock Compensation Plans

At December 31, 2011, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan (2001 Plan) and the 2011 Long-Term Incentive Stock Plan (2011 Plan), both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND) and 1995 Stock Plan for Non-Employee Directors (1995 SPND) as amended. In addition, as a result of prior acquisitions there are other stock-based compensation awards outstanding. All of these plans were approved by the company’s shareholders. The company has historically issued new shares to satisfy award grants.

Employee Plans – On May 18, 2011, the shareholders of the company approved the company’s new 2011 Plan, which replaced the expired 2001 Plan. The 2011 Plan permit grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs), and stock awards. Each stock option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Outstanding stock options granted prior to 2008 generally vest in 25 percent increments over four years from the grant date, and grants outstanding expire ten years after the grant date. Stock options granted after January 1, 2008 vest in 33 percent increments over three years from the grant date and grants outstanding expire seven years after the grant date. No SARs have been granted under either the plans. Stock awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees without payment to the company. The 2011 Plan also provides equity-based award grants to non-employee directors.

Under the 2011 Plan, the company is authorized to issue or transfer shares of common stock pursuant to any of the types of awards mentioned above. The 2011 Plan authorized 39.1 million new shares plus 6.9 million shares from the 2001 LTISP that were previously authorized and available to be issued at the date the 2001 Plan expired. Under the terms of the 2011 Plan, in the event that outstanding awards under the 2001 Plan expire or terminate without being exercised or paid, as the case may be, such shares (the “Forfeited Shares”) will become available for award under the 2011 Plan.

Recipients of restricted performance stock rights earn shares of stock, based on financial metrics determined by the board of directors in accordance with the plan. For grants prior to 2010, if the objectives have not been met at the end of the applicable performance period, up to 100 percent of the original grant for members of the Corporate

NORTHROP GRUMMAN CORPORATION

Policy Council (consisting of the CEO and certain other leadership positions) and up to 70 percent of the original grant for all other recipients will be forfeited. In 2010 and 2011, all recipients could forfeit up to 100 percent of the original grant, and all recipients could earn up to 200 percent of the original grant. Restricted performance stock rights and restricted stock rights issued under either plan generally vest after three or four years. Termination of employment can result in forfeiture of some or all of the benefits extended. Shares issued under the 2011 Plan other than for stock options, stock appreciation rights and the Forfeited Shares will be counted against the 2011 Plan’s aggregate share limit as 4.5 shares for every one share actually issued in connection with the award; any shares issued for stock options, stock appreciation rights and the Forfeited Shares will be counted against the remaining shares on a one for one basis.

As of December 31, 2011, 46 million shares are available for grant under the 2011 Plan.

Non-Employee Plans – Under the 1993 SPND, at least half of the retainer fee earned by each director must be deferred into a stock unit account (Automatic Stock Units). Effective January 1, 2010, the amended SPND provides that the Automatic Stock Units be awarded at the conclusion of board service or as specified by the director. If a director has less than 5 years of service, the stock units are awarded at the conclusion of board service. In addition, directors may defer payment of all or part of the remaining retainer fee and other annual committee fees, which are placed in a stock unit account (Elective Stock Units). The Elective Stock Units are awarded at the conclusion of board service or as specified by the director, regardless of years of service. Directors are credited with dividend equivalents in connection with the stock units until the shares are awarded. The 1995 SPND provided for annual stock option grants, and effective June 1, 2005, no new grants have been issued from this plan. Each grant of stock options under the 1995 SPND was made at the closing market price on the date of the grant, was immediately exercisable, and expires ten years after the grant date. The 1995 SPND was amended in May 2007 to permit payment of the stock unit portion of the retainer fee described above. The director plans reached their existing share limits during second quarter of 2011. Since all directors are eligible to receive awards under the 2011 LTISP, shares from this plan are available for future director awards following the same share counting limits as described for the employee plans.

Shipbuilding Spin-off Adjustments – As a result of the spin-off of Shipbuilding described in Note 6, effective March 31, 2011, all outstanding stock-based compensation awards related to HII employees and retirees were assumed by HII. Also effective with the spin-off, the share amounts for all remaining Northrop Grumman outstanding stock options and stock awards, and the strike price for stock options were adjusted to maintain the aggregate intrinsic value of the grants at the date of the spin-off pursuant to the terms of the company’s applicable stock-based compensation plans. Taking into account the change in the value of the company’s common stock as a result of the distribution of the HII shares to the company’s shareholders, the conversion ratio for the remaining stock options and stock awards was 1.0938. For stock options, the net effect of these adjustments resulted in an increase to the stock options outstanding due to the limited number of stock options applicable to and assumed by HII for Shipbuilding employees. For stock awards, the net effect was a decrease in stock awards outstanding as the number of shares assumed by HII for Shipbuilding employees exceeded the impact of the adjustment to the remaining Northrop Grumman employees. The Shipbuilding spin-off adjustments are reflected in the stock option and stock award tables below.

Compensation Expense

Total stock-based compensation for the years ended December 31, 2011, 2010, and 2009, was $139 million, $134 million, and $101 million, respectively, of which $14 million, $27 million, and $20 million related to stock options and $125 million, $107 million, and $81 million, related to stock awards, respectively. Tax benefits recognized in the consolidated statements of operations for stock-based compensation during the years ended December 31, 2011, 2010, and 2009, were $55 million, $53 million, and $40 million, respectively. In addition, the company realized tax benefits of $18 million from the exercise of stock options and $37 million from the issuance of stock awards in 2011. As a result of the spin-off of HII described in Note 6, of the total stock-based compensation for the years ended December 31, 2011, 2010, and 2009, amounts recorded in discontinued operations are $3 million, $16 million, and $11 million, respectively.

NORTHROP GRUMMAN CORPORATION

At December 31, 2011, there was $144 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $14 million relates to stock options and $130 million relates to stock awards. These amounts are expected to be charged to expense over a weighted-average period of 1.4 years.

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

The significant weighted-average assumptions relating to the valuation of the company’s stock options for the years ended December 31, 2011, 2010, and 2009, were as follows:

	2011	2010	2009
Dividend yield	2.8%	2.9%	3.6%
Volatility rate	25%	25%	25%
Risk-free interest rate	2.3%	2.2%	1.7%
Expected option life (years)	6	6	5-6

The company generally grants stock options exclusively to executives, and the expected term of six years is based on these employees’ exercise behavior. In 2009, the company granted options to non-executives and assigned an expected term of five years for valuing these options. The company believes that this stratification of expected terms best represents future expected exercise behavior between the two employee groups.

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2010, and 2009, was $12, $11, and $7, per share, respectively.

Stock option activity for the year ended December 31, 2011, was as follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	under Option	Exercise	Contractual	Value
	(in thousands)	Price	Term	($ in millions)
Outstanding at January 1, 2011	13,221	$55	3.8 years	$149
Granted	848	63
Exercised	(2,384)	44
Canceled and forfeited	(91)	55
Shipbuilding spin-off adjustments	150	59
Outstanding at December 31, 2011	11,744	$53	3.4 years	$93
Vested and expected to vest in the future at December 31, 2011	11,716	$53	3.4 years	$93
Exercisable at December 31, 2011	8,974	$53	2.8 years	$79

NORTHROP GRUMMAN CORPORATION

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was $46 million, $42 million, and $11 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31, 2011 (for outstanding options), less the applicable exercise price.

Stock Awards

Compensation expense for stock awards is measured at the grant date based on fair value and recognized over the vesting period, generally three years. The fair value of stock awards and performance stock awards is determined based on the closing market price of the company’s common stock on the grant date. The fair value of market-based stock awards is determined at the grant date using a Monte Carlo simulation model. For purposes of measuring compensation expense for performance awards, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

Stock award activity for the years ended December 31, 2011, 2010, and 2009, is presented in the table below. Vested awards include stock awards fully vested during the year and net adjustments to reflect the final performance measure for issued shares.

			Weighted-
		Weighted-	Average
	Stock	Average	Remaining
	Awards	Grant Date	Contractual
	(in thousands)	Fair Value	Term
Outstanding at January 1, 2009	3,276	$75	1.4 years
Granted	2,356	45
Vested	(1,645)	71
Forfeited	(329)	66
Outstanding at December 31, 2009	3,658	$58	1.6 years
Granted	2,317	60
Vested	(1,319)	79
Forfeited	(356)	56
Outstanding at December 31, 2010	4,300	$53	1.5 years
Granted	1,748	63
Vested	(1,824)	42
Forfeited	(350)	50
Shipbuilding spin-off adjustments	(252)	47
Outstanding at December 31, 2011	3,622	$58	1.6 years

The company issued 1.4 million, 1.3 million, and 2.5 million shares to employees in settlement of prior year stock awards that were fully vested, which had total fair values at issuance of $87 million, $76 million, and $111 million and grant date fair values of $101 million, $91 million, and $161 million during the years ended December 31, 2011, 2010, and 2009, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of the performance adjustments and changes in the fair market value of the company’s common stock.

In 2012, the company expects to issue to employees 2.8 million shares of common stock from the 2009 stock award grant that vested as of December 31, 2011, with a grant date fair value of $115 million. The ultimate amount of shares to be paid out is subject to approval by the Compensation Committee of the Board of Directors and may vary from this estimate.

Cash Performance Units

Cash performance units are cash units, which are paid in cash based on the achievement of long-term financial goals at the end of a three-year period. If objectives are not met at the end of the applicable performance period, the entire grant may be forfeited. However if objectives are exceeded, up to 200 percent of the original grant may

NORTHROP GRUMMAN CORPORATION

ultimately be paid out. Each unit has an initial value equal to the company’s stock price on the date of grant. For purposes of measuring compensation expense, the amount ultimately expected to be paid out is estimated at each reporting date based on management’s expectations regarding the applicable performance criteria. At December 31, 2011, there was $133 million of unrecognized compensation expense related to cash performance units.

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

2011
$ in millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$6,734	$6,560	$6,612	$6,506
Operating income	811	841	825	799
Earnings from continuing operations	496	520	520	550
Net earnings	530	520	520	548
Basic earnings per share from continuing operations	1.70	1.84	1.89	2.13
Basic earnings per share	1.82	1.84	1.89	2.12
Diluted earnings per share from continuing operations	1.67	1.81	1.86	2.09
Diluted earnings per share	1.79	1.81	1.86	2.09
Weighted-average common shares outstanding, in millions	291.8	282.6	274.9	258.2
Weighted-average diluted shares outstanding, in millions	296.9	287.2	279.3	262.7

Significant 2011 Fourth Quarter Events – In the fourth quarter of 2011, the company made a $500 million contribution to the company’s pension plans. Additionally, the company repurchased 11.8 million shares of common stock for $649 million.

2010
$ in millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$6,914	$7,255	$7,071	$6,903
Operating income	680	749	723	675
Earnings from continuing operations	410	740	448	306
Net earnings	469	711	497	376
Basic earnings per share from continuing operations	1.36	2.47	1.53	1.05
Basic earnings per share	1.55	2.37	1.69	1.29
Diluted earnings per share from continuing operations	1.34	2.44	1.51	1.03
Diluted earnings per share	1.53	2.34	1.67	1.27
Weighted-average common shares outstanding, in millions	302.5	299.6	293.5	291.8
Weighted-average diluted shares outstanding, in millions	306.1	303.8	297.6	296.9

Significant 2010 Fourth Quarter Events – In the fourth quarter of 2010, the company recorded a pre-tax charge of $229 million to non-operating expense related to the redemption of outstanding debt and made a $360 million contribution to the company’s pension plans. Additionally, the company repurchased 1.9 million shares of common stock for $118 million.

NORTHROP GRUMMAN CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required in response to this item.

Item 9A.	Controls and Procedures

Relocation of Corporate Office

During the year ended December 31, 2011, we relocated our corporate office in Los Angeles, California and corporate employees in Rosslyn, Virginia to our new corporate office in Falls Church, Virginia. These relocations included approximately one-third of the employees from the former California corporate office and most of the employees at the Rosslyn location. The Falls Church corporate office includes substantially all of our senior corporate leadership team. This relocation did not affect our accounting policies and procedures or underlying processes for the preparation of financial statements. We do not believe that this relocation had a material effect on our internal controls over financial reporting.

Disclosure Controls and Procedures

Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of December 31, 2011, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting is effective as of December 31, 2011.

Deloitte & Touche LLP issued an attestation report dated February 7, 2012, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2011, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/	Wesley G. Bush

Chairman, Chief Executive Officer and President

/s/	James F. Palmer

Corporate Vice President and Chief Financial Officer

February 7, 2012

101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northrop Grumman Corporation

Falls Church, Virginia

We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 7, 2012 expressed an unqualified opinion on those financial statements.

/s/	Deloitte & Touche LLP

McLean, Virginia

February 7, 2012

102

NORTHROP GRUMMAN CORPORATION

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors

Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Executive Officers

Our executive officers as of February 7, 2012, are listed below, along with their ages on that date, positions and offices with the company, and principal occupations and employment during the past five years.

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)
Wesley G. Bush	50	Chairman, Chief Executive Officer and President	2010	President and Chief Operating Officer (2007-2009); Prior to March 2007, President and Chief Financial Officer (2006-2007); Corporate Vice President and Chief Financial Officer (2005-2006)
M. Sidney Ashworth	60	Corporate Vice President, Government Relations	2010	Vice President of Washington Operations, GE Aviation (2010); Prior to March 2010 , Principal, the Ashworth Group (2009-2010); Professional Staff Member , U.S. Senate Committee on Appropriations (1995-2009)
Kenneth L. Bedingfield*	39	Corporate Vice President, Finance	2011	Partner and National Client Leader for Aerospace & Defense, KPMG LLP (2010-2011); Prior to December 2010, Partner KPMG LLP (2005-2010)
Sheila C. Cheston	53	Corporate Vice President and General Counsel	2010	Executive Vice President and Director, BAE Systems, Inc. (2009 -2010); Prior to September 2009, Senior Vice President, General Counsel, Secretary and Director, BAE Systems, Inc. (2002-2009)
Gary W. Ervin	54	Corporate Vice President and President, Aerospace Systems Sector	2009	Corporate Vice President and President, Integrated Systems Sector (2008); Prior to 2008, Corporate Vice President (2007-2008); Vice President, Western Region, Integrated Systems Sector (2005-2007)
Gloria A. Flach	53	Corporate Vice President and President, Northrop Grumman Enterprise Shared Services	2010	Sector Vice President and General Manager, Targeting Systems Division, Electronic Systems (ES) Sector (2010); Prior to 2010, Sector Vice President and General Manager of Engineering, Manufacturing and Logistics, ES Sector (2009); Sector Vice President and General Manager of Engineering & Logistics, ES Sector (2007-2008); Sector Vice President and Chief Information Officer, ES Sector (2004-2006)
Darryl M. Fraser	53	Corporate Vice President, Communications	2008	Sector Vice President of Business Development and Strategic Initiatives, Mission Systems Sector (2007-March 2008); Prior to May 2007, Sector Vice President, Strategic Initiatives, Mission Systems Sector (2007); Vice President, Washington Operations, Mission Systems and Space Technology Sectors (2005-2007)

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)
Kenneth N. Heintz	65	Corporate Vice President, Controller and Chief Accounting Officer	2005
Alexis C. Livanos	63	Corporate Vice President and Chief Technology Officer	2009	Corporate Vice President and President, Space Technology Sector (2005-2008)
Linda A. Mills	62	Corporate Vice President and President, Information Systems Sector	2009	Corporate Vice President and President, Information Technology Sector (2008); Prior to 2008, President of the Civilian Agencies business group, Information Technology Sector (2007-2008); Vice President for Operations and Processes, Information Technology Sector (2005-2007)
James F. Palmer	62	Corporate Vice President and Chief Financial Officer	2007	Executive Vice President and Chief Financial Officer, Visteon Corporation (2004-2007)
Denise M. Peppard	55	Corporate Vice President and Chief Human Resources Officer	2011	Vice President and Chief Human Resources, Computer Sciences Corporation (2010-2011); Senior Vice President of Human Resources, Wyeth Pharmaceuticals (2001-2010)
James F. Pitts	60	Corporate Vice President and President, Electronic Systems Sector	2005
Thomas E. Vice	49	Corporate Vice President and President, Technical Services Sector	2010	Sector Vice President and General Manager, Battle Management and Engagement Systems Division, Aerospace Systems Sector (2008-2010); Prior to 2008, Vice President, Airborne Early Warning and Battle Management Command and Control – Navy Programs, Integrated Systems Sector (2006-2007); Sector Vice President of Business Development, Integrated Systems Sector (2004-2006)

*	As previously announced, Kenneth N. Heintz will retire from his position as Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer) following the filing of this Form 10-K. Effective upon Mr. Heintz’s retirement, Kenneth L. Bedingfield, Corporate Vice President, will become our Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer).

Audit Committee Financial Expert

The information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

NORTHROP GRUMMAN CORPORATION

Code of Ethics

We have adopted Standards of Business Conduct for all of our employees, including the principal executive officer, principal financial officer and principal accounting officer. The Standards of Business Conduct can be found on our internet web site at www.northropgrumman.com under “Investor Relations – Corporate Governance – Overview.” A copy of the Standards of Business Conduct is available to any stockholder who requests it by writing to: Northrop Grumman Corporation, c/o Office of the Secretary, 2980 Fairview Park Drive, Falls Church, VA 22042.

The website and information contained on it or incorporated in it are not intended to be incorporated in this report on Form 10-K or other filings with the Securities Exchange Commission.

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 11.	Executive Compensation

Information concerning Executive Compensation, including information concerning Compensation Committed Interlocks and Insider Participation and Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information as to Certain Relationships and Related Transactions, and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

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

3. Exhibits

2(a)	Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 29, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 4, 2011)

2(b)	Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 4, 2011)

3(a)	Restated Certificate of Incorporation of Northrop Grumman Corporation dated March 30, 2011 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2011, filed July 27, 2011)

3(b)	Restated Bylaws of Northrop Grumman Corporation (as restated March 30, 2011) (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 23, 2011)

4(a)	Registration Rights Agreement dated as of January 23, 2001, by and among Northrop Grumman Corporation (now Northrop Grumman Systems Corporation), NNG, Inc. (now Northrop Grumman Corporation) and Unitrin, Inc. (incorporated by reference to Exhibit(d)(6) to Amendment No. 4 to Schedule TO filed January 31, 2001)

4(b)	Indenture dated as of October 15, 1994, between Northrop Grumman Corporation (now Northrop Grumman Systems Corporation) and The Chase Manhattan Bank (National Association), Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 25, 1994)

4(c)	First Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation, The Bank of New York Mellon (successor trustee to JPMorgan Chase Bank and The Chase Manhattan Bank, N.A.), Titan II, Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Indenture dated as of October 15, 1994, between Northrop Grumman Corporation (now Northrop Grumman Systems Corporation) and The Chase Manhattan Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

4(d)

Second Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation, The Bank of New York Mellon (successor trustee to JPMorgan Chase Bank and The Chase Manhattan Bank, N.A.), Titan Holdings II, L.P., and

NORTHROP GRUMMAN CORPORATION

Northrop Grumman Corporation (formerly known as New P, Inc.), to Indenture dated as of October 15, 1994, between Northrop Grumman Corporation (now Northrop Grumman Systems Corporation) and The Chase Manhattan Bank, N.A., Trustee (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

4(e)	Form of Officers’ Certificate (without exhibits) establishing the terms of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.75 percent Debentures due 2016 and 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-3 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)

4(f)	Form of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.75 percent Debentures due 2016 (incorporated by reference to Exhibit 4-5 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)

4(g)	Form of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.875 percent Debentures due 2026 (incorporated by reference to Exhibit 4-6 to Form S-4 Registration Statement No. 333-02653 filed April 19, 1996)

4(h)	Form of Officers’ Certificate establishing the terms of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.125 percent Notes due 2011 and 7.75 percent Debentures due 2031 (incorporated by reference to Exhibit 10.9 to Form 8-K filed April 17, 2001)

4(i)	Indenture dated as of April 13, 1998, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 6.75 percent Senior Debentures due 2018 were issued (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1998, filed June 15, 1998)

4(j)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)

4(k)	Supplemental Indenture with respect to Indenture dated April 13, 1998, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(q) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)

4(l)	Third Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation (successor-in-interest to Litton Industries, Inc.), The Bank of New York Mellon (formerly known as The Bank of New York) as trustee, Titan II, Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Indenture dated April 13, 1998, between Litton Industries, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

4(m)	Fourth Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation (successor-in-interest to Litton Industries, Inc.), The Bank of New York Mellon (formerly known as The Bank of New York) as trustee, Titan Holdings II, L.P., and Northrop Grumman Corporation (formerly known as New P., Inc.), to Indenture dated April 13, 1998, between Litton Industries, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

NORTHROP GRUMMAN CORPORATION

4(n)	Senior Indenture dated as of December 15, 1991, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 7.75 percent and 6.98 percent debentures due 2026 and 2036 were issued, and specimens of such debentures (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1996, filed June 11, 1996)

4(o)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of April 3, 2001, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 2001, filed May 10, 2001)

4(p)	Supplemental Indenture with respect to Indenture dated December 15, 1991, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(t) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003)

4(q)	Third Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation (successor-in-interest to Litton Industries, Inc.), The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, Titan II, Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Senior Indenture dated December 15, 1991, among Litton Industries, Inc., Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

4(r)	Fourth Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation (successor-in-interest to Litton Industries, Inc.), The Bank of New York Mellon (formerly known as The Bank of New York) as trustee, Titan Holdings II, L.P., and Northrop Grumman Corporation (formerly known as New P, Inc.), to Senior Indenture dated December 15, 1991, among Litton Industries, Inc., Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

4(s)	Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and Mellon Bank, N.A., as trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 2 to the Form 8-A Registration Statement of TRW Inc. dated July 3, 1986)

4(t)	First Supplemental Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and Mellon Bank, N.A., as trustee, dated as of August 24, 1989 (incorporated by reference to Exhibit 4(b) to Form S-3 Registration Statement No. 33-30350 of TRW Inc.)

4(u)	Fifth Supplemental Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Chase Manhattan Bank, as successor trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(f) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)

NORTHROP GRUMMAN CORPORATION

4(v)	Ninth Supplemental Indenture dated as of December 31, 2009 among Northrop Grumman Space & Mission Systems Corp. (predecessor–in-interest to Northrop Grumman Systems Corporation); The Bank of New York Mellon, as successor trustee; Northrop Grumman Corporation; and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 4(p) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010)

4(w)	Tenth Supplemental Indenture dated as of March 30, 2011, by and among Northrop Grumman Systems Corporation (successor-in-interest to Northrop Grumman Space & Mission Systems Corp. and TRW, Inc.), The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank and to Mellon Bank, N.A., Titan II Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Indenture between TRW Inc. and Mellon Bank, N.A., as trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

4(x)	Eleventh Supplemental Indenture dated as of March 30, 2011, by and among Northrop Grumman Systems Corporation (successor-in-interest to Northrop Grumman Space & Mission Systems Corp. and TRW Inc.), The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank and to Mellon Bank, N.A., Titan Holdings II, L.P., and Northrop Grumman Corporation (formerly known as New P, Inc.) to Indenture between TRW Inc. and Mellon Bank, N.A., as trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

4(y)	Indenture dated as of November 21, 2001, between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 21, 2001)

4(z)	First Supplemental Indenture dated as of July 30, 2009, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K filed July 30, 2009)

4(aa)	Form of Northrop Grumman Corporation’s 3.70 percent Senior Note due 2014 (incorporated by reference to Exhibit 4(b) to Form 8-K filed July 30, 2009)

4(bb)	Form of Northrop Grumman Corporation’s 5.05 percent Senior Note due 2019 (incorporated by reference to Exhibit 4(c) to Form 8-K filed July 30, 2009)

4(cc)	Second Supplemental Indenture dated as of November 8, 2010, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 8, 2010)

4(dd)	Form of Northrop Grumman Corporation’s 1.850% Senior Note due 2015 (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 8, 2010)

4(ee)	Form of Northrop Grumman Corporation’s 3.500% Senior Note due 2021 (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 8, 2010)

4(ff)	Form of Northrop Grumman Corporation’s 5.050% Senior Note due 2040 (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 8, 2010)

4(gg)	Third Supplemental Indenture dated as of March 30, 2011, by and among Titan II, Inc. (formerly known as Northrop Grumman Corporation), The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, and Titan Holdings II, L.P., to Indenture dated as of November 21, 2001 between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.9 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

NORTHROP GRUMMAN CORPORATION

4(hh)	Fourth Supplemental Indenture dated as of March 30, 2011, by and among Titan Holdings II, L.P., The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, and Northrop Grumman Corporation (formerly known as New P., Inc.), to Indenture dated as of November 21, 2001 between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.10 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

10(a)	Second Amended and Restated Credit Agreement dated as of September 8, 2011, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation, as Guarantor; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent, an Issuing Bank and a Swingline Lender; and Citibank, N.A., The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 13, 2011)

10(b)	364-Day Credit Agreement dated as of September 8, 2011, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation, as Guarantor; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and Citibank, N.A., The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 13, 2011)

10(c)	Form of Amended and Restated Credit Agreement dated as of August 10, 2007, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation and Northrop Grumman Space & Mission Systems Corp. (predecessor–in-interest to Northrop Grumman Systems Corporation), as Guarantors; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Payment Agent, an Issuing Bank, Swingline Lender and Administrative Agent; Credit Suisse, as Administrative Agent; Citicorp USA, Inc., as Syndication Agent; Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents; and BNP Paribas as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 13, 2007)

10(d)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of the indenture indebtedness issued by Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 10.10 to Form 8-K filed April 17, 2001)

10(e)	Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of Northrop Grumman Systems Corporation indenture indebtedness (incorporated by reference to Exhibit 10.11 to Form 8-K and filed April 17, 2001)

10(f)	Form of Guarantee dated as of March 27, 2003, by Northrop Grumman Corporation, as Guarantor, in favor of JP Morgan Chase Bank, as trustee, of certain debt securities issued by the former Northrop Grumman Space & Mission Systems Corp. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003)

+10(g)	Consultant Contract dated June 28, 2010 between Ronald D. Sugar and Northrop Grumman Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, filed July 29, 2010)

+10(h)	Northrop Grumman Corporation 1993 Stock Plan for Non-Employee Directors (as Amended and Restated January 1, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009, filed July 23, 2009)

NORTHROP GRUMMAN CORPORATION

+10(i)	Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Shareholders filed April 21, 2008)

(i)	Form of Notice of Non-Qualified Grant of Stock Options and Option Agreement (incorporated by reference to Exhibit 10.5 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)

(ii)	Form of Agreement for 2005 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(v) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

(iii)	Form of letter from Northrop Grumman Corporation regarding Stock Option Retirement Enhancement (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 14, 2005 and filed March 15, 2005)

(iv)	Form of Agreement for 2006 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(viii) to Form 10-K for the year ended December 31, 2005, filed February 17, 2006)

(v)	Form of Agreement for 2007 Stock Options (officers) (incorporated by reference to Exhibit 10(2)(ii) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007)

(vi)	Terms and Conditions Applicable to Special 2007 Restricted Stock Rights Granted to James F. Palmer dated March 12, 2007, as amended (incorporated by reference to Exhibit 10(i)(xiii) to Form 10-K for the year ended December 31, 2007, filed February 20, 2008)

(vii)	Form of Agreement for 2008 Stock Options (officer) (incorporated by reference to Exhibit 10(4)(i) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)

(viii)	Form of Agreement for 2009 Stock Options (incorporated by reference to Exhibit 10.2(i) to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

(ix)	Form of Agreement for 2009 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.2(ii) to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

(x)	Form of Agreement for 2010 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)

(xi)	Form of Agreement for 2010 Stock Options (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)

(xii)	Form of Agreement for 2010 Restricted Stock Rights (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)

(xiii)	Terms and Conditions Applicable to 2010 Restricted Stock Rights Granted to Sheila C. Cheston dated November 11, 2010

(xiv)	Form of Agreement for 2011 Stock Options granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 22, 2011)

(xv)	Form of Agreement for 2011 Restricted Performance Stock Rights granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 22, 2011)

NORTHROP GRUMMAN CORPORATION

(xvi)	Form of Agreement for 2011 Restricted Stock Rights granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit 10.3 of Form 8-K filed February 22, 2011)

(xvii)	Terms and Conditions Applicable to Special 2011 Restricted Stock Rights granted to Gary W. Ervin under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (as amended through December 19, 2007) (incorporated by reference to Exhibit 10.4 of Form 8-K filed February 22, 2011)

+10(j)	Northrop Grumman 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Shareholders filed April 8, 2011)

(i)	Form of Agreement for 2011 Restricted Stock Rights granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (replaces Grant Certificate Specifying the Terms and Conditions Applicable to 2011 Restricted Stock Rights Granted Under the 2001 Long-Term Incentive Stock Plan filed as Exhibit 10.3 to Form 8-K filed February 22, 2011)

*(ii)	Summary of Non-Employee Director Award Terms Under the 2011 Long-Term Incentive Stock Plan effective December 21, 2011

+*10(k)	Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2012)

(i)	Appendix A: Northrop Supplemental Retirement Income Program for Senior Executives (Amended and Restated Effective as of January 1, 2009) (incorporated by reference to Exhibit 10(i)(i) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010)

(ii)	Appendix B to the Northrop Grumman Supplemental Plan 2: ERISA Supplemental Program 2 (Amended and Restated Effective as of January 1, 2011) dated June 27, 2011 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2011, filed July 27, 2011)

*(iii)	Appendix F to the Northrop Grumman Supplemental Plan 2: CPC Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2012)

*(iv)	Appendix G to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2012)

+*10(l)	Northrop Grumman ERISA Supplemental Plan (Amended and Restated Effective as of January 1, 2012)

+*10(m)	Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) (Amended and Restated Effective January 1, 2012)

+*10(n)	Northrop Grumman Electronic Systems Executive Pension Plan (Amended and Restated Effective as of January 1, 2012)

+10(o)	Letter dated September 21, 2010 from Lewis W. Coleman, Chairman of the Board, regarding terms of the relocation arrangement for Wesley G. Bush, Chief Executive Officer and President, in connection with relocation of Company headquarters (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 21, 2010)

NORTHROP GRUMMAN CORPORATION

+10(p)	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation As amended and restated effective August 1, 2010 (incorporated by reference to Exhibit 10(q) to Form 10-K for the year ended December 31, 2010, filed February 9, 2011)

+10(q)	Non-Employee Director Compensation Term Sheet, effective May 19, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2010, filed July 29, 2010)

+10(r)	Non-Employee Director Compensation Term Sheet, effective as of April 1, 2011 (replacing previously filed Exhibit 10.17 to Form 10-Q for the quarter ended June 30, 2011, filed July 27, 2011) (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2011, filed October 26, 2011)

+10(s)	Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.39 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)

+*10(t)	Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2012)

+10(u)	The 2002 Incentive Compensation Plan of Northrop Grumman Corporation, As Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

+10(v)	Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non-Section 162(m) Officers), as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

+*10(w)	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2012)

+*10(x)	Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of January 1, 2012)

+10(y)	Compensatory Arrangements of Certain Officers (Named Executive Officers) for 2011 (incorporated by reference to Item 5.02(e) of Form 8-K filed February 22, 2011)

+10(z)	Compensatory Arrangements of Certain Officers (incorporated by reference to Item 5.02(e) of Form 8-K dated May 17, 2011 and filed May 23, 2011)

+10(aa)	Offering letter dated February 1, 2007 from Northrop Grumman Corporation to James F. Palmer relating to position of Corporate Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10(3) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007), as amended by Amendment to Letter Agreement between Northrop Grumman Corporation and James F. Palmer dated December 17, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 19, 2008)

+10(bb)	Northrop Grumman Supplemental Retirement Replacement Plan, as Restated, dated January 1, 2008 between Northrop Grumman Corporation and James F. Palmer (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 19, 2008)

*(i)	First Amendment to the Northrop Grumman Supplemental Retirement Replacement Plan, dated October 25, 2011

+10(cc)	Northrop Grumman Corporation Special Officer Retiree Medical Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)

+10(dd)	Executive Life Insurance Policy (incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

NORTHROP GRUMMAN CORPORATION

+10(ee)	Executive Accidental Death, Dismemberment and Plegia Insurance Policy Terms applicable to Executive Officers dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

+10(ff)	Executive Long-Term Disability Insurance Policy as amended by Amendment No. 2 dated June 19, 2008 and effective as of October 4, 2007 (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended June 30, 2008, filed July 29, 2008)

+10(gg)	Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, filed February 22, 1996), as amended by action of the Compensation Committee of the Board of Directors of Northrop Grumman Corporation effective July 1, 2009 (incorporated by reference to Item 5.02(e) of Form 8-K filed May 26, 2009)

+10(hh)	Group Personal Excess Liability Policy (incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2011, filed July 27, 2011)

+10(ii)	Letter dated December 16, 2009 from Northrop Grumman Corporation to Wesley G. Bush regarding compensation effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2009)

+10(jj)	Letter agreement dated December 17, 2008 between Northrop Grumman Corporation and Ronald D. Sugar relating to termination of Employment Agreement dated February 19, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 19, 2008)

+10(kk)	Letter dated September 16, 2009 from Northrop Grumman Corporation to Dr. Ronald D. Sugar regarding Retirement and Transition (incorporated by reference to Exhibit 99.1 to Form 8-K dated September 16, 2009 and filed September 17, 2009)

+10(ll)	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments dated March 1, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)

+10(mm)	Offering letter dated June 7, 2010, from Northrop Grumman Corporation to Sheila C. Cheston relating to position of Corporate Vice President and General Counsel

+10(nn)	Letter dated June 23, 2011 from Wes Bush, Chief Executive Officer and President, regarding terms of the relocation arrangement for James F. Palmer, Corporate Vice President and Chief Financial Officer, in connection with the relocation of the headquarters of Northrop Grumman Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 20, 2011 and filed June 24, 2011)

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*21	Subsidiaries

*23	Consent of Independent Registered Public Accounting Firm

*24	Power of Attorney

*31.1	Rule 13a-15(e)/15d-15(e) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) the

NORTHROP GRUMMAN CORPORATION

Consolidated Statements of Operations, (ii) Consolidated Statements of Financial Position, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement

*	Filed with this Report

**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February 2012.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Kenneth N. Heintz
Kenneth N. Heintz
Corporate Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 7th day of February 2012, by the following persons and in the capacities indicated.

Signature	Title

Wesley G. Bush*	Chairman, Chief Executive Officer and President (Principal Executive Officer), and Director

James F. Palmer*	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Kenneth N. Heintz	Corporate Vice President, Controller and Chief Accounting Officer

Lewis W. Coleman*	Director

Victor H. Fazio*	Director

Donald E. Felsinger*	Director

Stephen E. Frank *	Director

Bruce S. Gordon*	Director

Madeleine Kleiner*	Director

Karl J. Krapek*	Director

Richard B. Myers*	Director

Aulana L. Peters*	Director

Thomas M. Schoewe*	Director

Kevin W. Sharer*	Director

*By:	/s/ Jennifer C. McGarey
Jennifer C. McGarey
Corporate Vice President and Secretary
Attorney-in-Fact
pursuant to a power of attorney