Form 10-Q
period 2012-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2012-04-25
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
As of April 20, 2012, 251,503,770 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2012	2011
Sales
Product	$3,341	$3,863
Service	2,857	2,871
Total sales	6,198	6,734
Operating costs and expenses
Product	2,527	3,003
Service	2,314	2,352
General and administrative expenses	561	568
Operating income	796	811
Other (expense) income
Interest expense	(53)	(58)
Other, net	13	5
Earnings from continuing operations before income taxes	756	758
Federal and foreign income tax expense	250	262
Earnings from continuing operations	506	496
Earnings from discontinued operations, net of tax	—	34
Net earnings	$ 506	$ 530

Basic earnings per share
Continuing operations	$ 2.00	$ 1.70
Discontinued operations	—	0.12
Basic earnings per share	$ 2.00	$ 1.82
Weighted-average common shares outstanding, in millions	253.1	291.8

Diluted earnings per share
Continuing operations	$ 1.96	$ 1.67
Discontinued operations	—	0.12
Diluted earnings per share	$ 1.96	$ 1.79
Weighted-average diluted shares outstanding, in millions	258.0	296.9

Net earnings (from above)	$ 506	$ 530
Other comprehensive income
Change in cumulative translation adjustment	6	27
Change in unrealized gain on marketable securities and cash flow hedges, net of tax	—	(2)
Change in unamortized benefit plan costs, net of tax	50	21
Other comprehensive income, net of tax	56	46
Comprehensive income	$ 562	$ 576
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	March 31,	December 31,
$ in millions	2012	2011
Assets
Cash and cash equivalents	$ 2,682	$ 3,002
Accounts receivable, net of progress payments	3,231	2,964
Inventoried costs, net of progress payments	804	873
Deferred tax assets	466	496
Prepaid expenses and other current assets	177	411
Total current assets	7,360	7,746
Property, plant, and equipment, net of accumulated depreciation of $4,018 in 2012 and $3,933 in 2011	2,993	3,047
Goodwill	12,374	12,374
Non-current deferred tax assets	895	900
Other non-current assets	1,431	1,344
Total assets	$25,053	$25,411

Liabilities
Trade accounts payable	$ 1,226	$ 1,481
Accrued employees compensation	935	1,196
Advance payments and billings in excess of costs incurred	1,756	1,777
Other current liabilities	1,677	1,681
Total current liabilities	5,594	6,135
Long-term debt, net of current portion	3,933	3,935
Pension and post-retirement plan liabilities	4,080	4,079
Other non-current liabilities	905	926
Total liabilities	14,512	15,075

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2012—252,211,220; 2011—253,889,622	252	254
Paid-in capital	3,646	3,873
Retained earnings	10,077	9,699
Accumulated other comprehensive loss	(3,434)	(3,490)
Total shareholders’ equity	10,541	10,336
Total liabilities and shareholders’ equity	$25,053	$25,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2012	2011
Operating activities
Sources of cash—continuing operations
Cash received from customers
Progress payments	$ 1,021	$ 1,035
Collections on billings	4,921	5,427
Other cash receipts	27	7
Total sources of cash—continuing operations	5,969	6,469
Uses of cash—continuing operations
Cash paid to suppliers and employees	(5,858)	(6,168)
Pension contributions	(17)	(34)
Interest paid, net of interest received	(78)	(96)
Income taxes paid, net of refunds received	(92)	(46)
Excess tax benefits from stock-based compensation	(27)	(9)
Other cash payments	(2)	(4)
Total uses of cash—continuing operations	(6,074)	(6,357)
Cash (used in) provided by continuing operations	(105)	112
Cash used in discontinued operations	—	(232)
Net cash used in operating activities	(105)	(120)
Investing activities
Continuing operations
Maturities of short-term investments	250	—
Capital expenditures	(81)	(123)
Contribution received from the spin-off of shipbuilding business	—	1,429
Other investing activities, net	—	38
Cash provided by investing activities from continuing operations	169	1,344
Cash used in investing activities from discontinued operations	—	(63)
Net cash provided by investing activities	169	1,281
Financing activities
Common stock repurchases	(263)	(13)
Cash dividends paid	(127)	(137)
Proceeds from exercises of stock options	40	43
Excess tax benefits from stock-based compensation	27	9
Payments of long-term debt	—	(750)
Other financing activities, net	(61)	5
Net cash used in financing activities	(384)	(843)
(Decrease) increase in cash and cash equivalents	(320)	318
Cash and cash equivalents, beginning of year	3,002	3,701
Cash and cash equivalents, end of period	$ 2,682	$ 4,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Three Months Ended March 31
$ in millions	2012	2011
Reconciliation of net earnings to net cash used in operating activities
Net earnings	$506	$530
Net earnings from discontinued operations	—	(34)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	105	103
Amortization	15	18
Stock-based compensation	26	33
Excess tax benefits from stock-based compensation	(27)	(9)
(Increase) decrease in assets:
Accounts receivable, net	(267)	(245)
Inventoried costs, net	60	30
Prepaid expenses and other assets	(119)	(3)
Increase (decrease) in liabilities:
Accounts payable and accruals	(635)	(627)
Deferred income taxes	—	19
Income taxes payable	169	289
Retiree benefits	77	34
Other, net	(15)	(26)
Cash (used in) provided by continuing operations	(105)	112
Cash used in discontinued operations	—	(232)
Net cash used in operating activities	($105)	($120)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2012	2011
Common stock
Beginning of year	$ 254	$ 291
Common stock repurchased	(4)	—
Employee stock awards and options	2	2
End of period	252	293
Paid-in capital
Beginning of year	3,873	7,778
Common stock repurchased	(256)	(6)
Employee stock awards and options	29	49
Spin-off of shipbuilding business	—	(1,887)
End of period	3,646	5,934
Retained earnings
Beginning of year	9,699	8,124
Net earnings	506	530
Dividends declared	(128)	(138)
End of period	10,077	8,516
Accumulated other comprehensive loss
Beginning of year	(3,490)	(2,757)
Other comprehensive income, net of tax	56	46
Spin-off of shipbuilding business	—	524
End of period	(3,434)	(2,187)
Total shareholders’ equity	$10,541	$12,556
Cash dividends declared per share	$ 0.50	$ 0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.    BASIS OF PRESENTATION
Principles of Consolidation and Reporting
These unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and subsidiaries (herein referred to as "Northrop Grumman," the "company," "we," "us," or "our"). All material intercompany accounts, transactions, and profits are eliminated in consolidation. Investments in equity securities and joint ventures where the company has significant influence, but not control, are accounted for using the equity method.
The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the rules of the Securities and Exchange Commission (SEC) for interim reporting purposes. These statements include all adjustments of normal recurring nature considered necessary by management for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows.
The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report on Form 10-K).
The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is management’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar, which requires the businesses to close their books on a Friday near these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist at interim periods within a reporting year.
Accounting Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation thereof requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
The majority of our contracts are accounted for under the percentage-of-completion method. For such contracts, changes in estimates of contract sales, costs and profits are recognized using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes in contract performance as if the revised estimate had been used since contract inception. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, changes in estimated contract revenue, changes in contract cost estimates due to unanticipated cost growth or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. The company has an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. As the company's business involves performing on a broad portfolio of long-term contracts, generally involving complex customized products and services, changes in estimates occur routinely over the contract performance period.
Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $265 million ($0.67 per diluted share) and $144 million ($0.32 per diluted share) during the three months ended March 31, 2012 and 2011, respectively. No discrete event or adjustment to an individual contract was material to the condensed consolidated statements of earnings and comprehensive income for either period.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates effective after March 31, 2012 are not expected to have a material effect on the company’s consolidated financial position or results of operations.

NORTHROP GRUMMAN CORPORATION

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	March 31, 2012	December 31, 2011
Unamortized benefit plan costs, net of tax benefit of $2,252 as of March 31, 2012 and $2,289 as of December 31, 2011	($3,437)	($3,487)
Cumulative translation adjustment	2	(4)
Net unrealized gain on marketable securities and cash flow hedges, net of tax expense	1	1
Total accumulated other comprehensive loss	($3,434)	($3,490)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $3.8 billion and $3.9 billion as of March 31, 2012, and December 31, 2011, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions, primarily changes in the discount rate.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
Basic earnings per share amounts from both continuing and discontinued operations are calculated by dividing the respective earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of stock awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.9 million shares and 5.1 million shares for the three months ended March 31, 2012 and 2011, respectively. The weighted-average diluted shares outstanding for the three months ended March 31, 2012 and 2011, exclude anti-dilutive stock options to purchase approximately 2.8 million shares for both periods because such options have exercise prices in excess of the average market price of the company’s common stock during the period.
Share Repurchases
The table below summarizes the company’s share repurchases:

				Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(2)	Three Months Ended March 31
				2012	2011
June 16, 2010(1)	$4,245	48.5	$57.63	4.4	0.1

(1)
On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. On April 25, 2011, after the company had repurchased shares totaling $245 million, the company’s board of directors authorized an increase to the remaining share repurchase authorization to $4.0 billion. As of March 31, 2012, the company had $1.4 billion remaining under this authorization for share repurchases.

(2)	Calculated as the average price paid per share under the respective repurchase program, including commissions paid.
Share repurchases take place at management's discretion or under pre-established, non-discretionary programs, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations. In connection with the spin-off of the former shipbuilding business (see Note 3), the company obtained a Private Letter Ruling from the Internal Revenue Service that generally limits our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expires on March 31, 2013. Due to share repurchases subsequent to the spin-off, the remaining number of shares that we can repurchase under this share repurchase limitation as of March 31, 2012, was approximately 43 million shares. Cash available from unusual transactions, such as the disposition of significant assets, should they arise, can be used to repurchase additional shares.

NORTHROP GRUMMAN CORPORATION

Dividends on Common Stock
Effective for shareholders of record as of May 31, 2011, the company increased the common stock dividend to $0.50 per share, an increase from the previous amount of $0.47 per share.
3.    BUSINESS DISPOSITIONS AND DISCONTINUED OPERATIONS
Spin-off of Shipbuilding Business
The company completed the spin-off to its shareholders of Huntington Ingalls Industries, Inc. (HII) effective March 31, 2011. HII was formed to operate the company's former shipbuilding business. The company made a pro rata distribution to its shareholders of one share of HII common stock for every six shares of the company’s common stock held on the record date of March 30, 2011, or 48.8 million shares of HII common stock. HII paid a $1.4 billion cash contribution to the company. There was no gain or loss recognized as a result of the spin-off transaction.
Prior to the completion of the spin-off, the company and HII entered into a Separation and Distribution Agreement dated March 29, 2011, and several other agreements that govern the post-separation relationship. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations following the spin-off, including employee benefits, intellectual property, information technology, insurance, and tax-related assets and liabilities. The agreements also describe the company’s commitments to provide HII with certain transition services for up to one year. During the quarter ended March 31, 2012, the company and HII agreed to extend certain information technology transition services for a limited time beyond the initial one-year term. Costs incurred for transition services are reimbursed by HII.
In connection with the spin-off, the company incurred $23 million of non-deductible transaction costs for the three-months ended March 31, 2011, which were included in discontinued operations.
Discontinued Operations
Earnings for the former shipbuilding business and an adjustment to the gain from a previous divestiture recognized in the three months ended March 31, 2011, are reported as discontinued operations, as presented in the following table:

$ in millions
Sales	$1,646
Earnings from discontinued operations	59
Income tax expense	(26)
Earnings, net of tax	33
Gain on divestiture, net of income tax expense of $1	1
Earnings from discontinued operations, net of tax	$ 34
There were no assets or liabilities related to these discontinued operations included in the condensed consolidated statements of financial position as of March 31, 2012, or December 31, 2011.
4.    SEGMENT INFORMATION
The company is aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. The U.S. government is the primary customer for all four of our segments.
The company, from time to time, acquires or disposes of businesses and realigns contracts, programs or business areas among and within its operating segments that possess similar customers, expertise and capabilities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services.
Segment Realignment
On January 1, 2012, the company transferred its missile business (principally the Intercontinental Ballistic Missile (ICBM) program), from Aerospace Systems to Technical Services. In connection with this realignment, $51 million of goodwill was transferred from Aerospace Systems to Technical Services. The segment sales and segment operating income for the three months ended March 31, 2011, have been recast to reflect the missile business transfer. Sales of $143 million and segment operating income of $14 million were transferred from Aerospace Systems to Technical Services for the three months ended March 31, 2011.

NORTHROP GRUMMAN CORPORATION

Intersegment Eliminations
As of December 31, 2011, the company revised its reporting of intersegment operating costs and expenses, whereby intersegment costs are now reported based on the predominant attributes of the customer contract, rather than the attributes of the intersegment work performed. As a result, in the condensed consolidated statements of earnings and comprehensive income, product costs has been retrospectively increased by $161 million for the three months ended March 31, 2011, and service costs has been retrospectively decreased by the same amount, while consolidated sales, operating costs and expenses, segment operating income and operating income remain unchanged.
The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2012	2011
Sales
Aerospace Systems	$2,383	$2,593
Electronic Systems	1,724	1,808
Information Systems	1,844	2,025
Technical Services	750	831
Intersegment eliminations	(503)	(523)
Total sales	$6,198	$6,734
Operating income
Aerospace Systems	$ 279	$ 287
Electronic Systems	304	237
Information Systems	205	194
Technical Services	70	68
Intersegment eliminations	(69)	(65)
Total segment operating income	789	721
Reconciliation to operating income:
Unallocated corporate expenses	(23)	(10)
Net pension adjustment	32	103
Royalty income adjustment	(2)	(3)
Total operating income	$ 796	$ 811
Unallocated Corporate Expenses
Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable United States (U.S.) Government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments. Such costs consist of management and administration, legal, environmental, certain compensation costs, certain retiree benefits, and other expenses.
Net Pension Adjustment
The net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended March 31, 2012 and 2011, the net pension adjustment resulted in income of $32 million and $103 million, respectively. The decrease in net pension adjustment for the three months ended March 31, 2012, as compared to the same period in 2011, is primarily due to increased GAAP pension expense resulting from amortization of prior year actuarial losses.
Royalty Income Adjustment
Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.
5.    INCOME TAXES
The company’s effective tax rate on earnings from continuing operations for the three months ended March 31, 2012 and 2011, was 33.1 percent and 34.6 percent, respectively. The company's lower effective tax rate in the first quarter

NORTHROP GRUMMAN CORPORATION

of 2012 reflects deductions for current year domestic manufacturing and additional deductions from filing amended tax returns for certain open years which generated additional domestic manufacturing benefit, partially offset by the absence of research tax credits, which expired at the end of 2011.
The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Internal Revenue Service is currently conducting an examination of the company’s tax returns for the years 2007 through 2009. Open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
6.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents fair value information for those assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012		December 31, 2011
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$ 235	$ 235	$ 219	$ 219
Available-for-sale	5	5	4	4
Held-to-maturity time deposits	—	—	250	250
Derivatives	5	5	7	7
Long-term debt, including current portion	($3,938)	($4,687)	($3,940)	($4,675)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2012.
The carrying amounts of all other financial instruments not shown above approximate fair value due to their short-term nature.
Investments in Marketable Securities
The company holds a portfolio of marketable securities, consisting of equity securities that are classified as either trading or available-for-sale and can be liquidated without restriction. These assets are recorded at fair value and are valued using Level 1 inputs (quoted market prices). In addition, the company holds short-term investments classified as held-to-maturity that are recorded at cost. Marketable securities as of March 31, 2012, were included in other non-current assets in the condensed consolidated statements of financial position. As of December 31, 2011, marketable securities of $250 million were included in prepaid expenses and other current assets and $223 million were included in other non-current assets in the condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The notional values of our derivative portfolio, which at March 31, 2012, and December 31, 2011, consisted solely of foreign currency forward contracts, were $259 million and $233 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value, and substantially all of these instruments are valued using Level 2 inputs.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to earnings from continuing operations upon the settlement of the underlying transactions. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income. The derivative fair values and related unrealized gains/losses at March 31, 2012, and December 31, 2011, were not material.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

NORTHROP GRUMMAN CORPORATION

7.    LITIGATION, INVESTIGATIONS AND CLAIMS
Litigation
On June 22, 2007, a putative class action was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees, styled as Skinner et al. v. Northrop Grumman Pension Plan, etc., et al., in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of ERISA and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer-funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008, the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the employer-funded component of the pension benefit. After the remand, the plaintiffs filed a motion to certify a class. The parties also filed cross-motions for summary judgment. On January 26, 2010, the District Court granted summary judgment in favor of the Plan and denied the plaintiffs’ motion for summary judgment. The District Court also denied the plaintiffs’ motion for class certification and struck the trial date of March 23, 2010, as unnecessary given the District Court’s grant of summary judgment for the Plan. The plaintiffs appealed the District Court’s order to the Ninth Circuit. On March 16, 2012, the Ninth Circuit affirmed the district court. On March 30, 2012, the plaintiffs moved for rehearing or rehearing en banc.
In 2007, the company was awarded an approximately $875 million firm fixed price contract for the U.S. Postal Service (USPS) flats sequencing systems postal automation program (FSS). Those systems have now been delivered. Over the past two years, the company has submitted three certified claims to the USPS related to this program seeking approximately $179 million. Some of the company's claims are for unpaid portions of the contract price ($63 million) and direct costs incurred. Other claims are based on the company's assertions that through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. With limited exceptions, the USPS Contracting Officer has now denied the company's three certified claims. On April 13, 2012, when the Contracting Officer denied most of the company's last two claims, he also asserted claims against the company in the net amount of approximately $341 million. The USPS claims appear to the company to be primarily that, due to delays in performance, the USPS was damaged because it did not realize certain cost savings it expected from deploying the systems earlier. The company anticipates that this dispute will result in litigation. Although the nature and ultimate outcome of any such future litigation, including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue this matter.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date and other than with respect to the FSS matter, which is discussed separately above, the company does not believe that the outcome of any matter pending against the company, is likely to have a material adverse effect on the company's consolidated financial position as of March 31, 2012, or its annual results of operations or cash flows.
8.    COMMITMENTS AND CONTINGENCIES
Contract Performance Contingencies
Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. As of March 31, 2012, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.
Contract Terminations
The company’s U.S. Government contracts generally contain provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If the contract is terminated for default, the contractor may not be entitled to recover any of its costs on partially completed work and may be liable to the government for any excess re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the U.S. Government that the contract be terminated. Under a termination for convenience, the contractor is typically paid in accordance with the contract’s terms for costs incurred under the

NORTHROP GRUMMAN CORPORATION

contract prior to the effective date of termination, plus a reasonable profit and settlement expenses. The company does not have any contract termination in process that would have a material effect on our consolidated financial position or results of operations at March 31, 2012.
Guarantees of Subsidiary Performance Obligations
From time to time in the ordinary course of business, the company guarantees obligations of its subsidiaries under certain contracts. Generally, the company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the company has not incurred any substantial liabilities as a result of these guarantees.
In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company is required to guarantee performance by the Business Arrangements and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangements.
At March 31, 2012, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s expected exposure to the matters raised by the U.S. Government. Such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The company believes that it has adequately reserved for any disputed amounts and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of March 31, 2012, or its annual results of operations or cash flows.
Environmental Matters
The estimated cost to complete remediation has been accrued where the company believes, based on the facts and circumstances known to the company, that it is probable that the company will incur costs to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency, or similarly designated by other environmental agencies. As of March 31, 2012, management estimates that the range of reasonably possible future costs for environmental remediation is between $308 million and $748 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At March 31, 2012, the amount accrued for probable environmental remediation costs was $336 million, of which $84 million is accrued in other current liabilities and $252 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of March 31, 2012, $55 million is deferred in inventoried costs and $142 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's consolidated financial position as of March 31, 2012, or its annual results of operations or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2012, there were $184 million of stand-by letters of credit, $169 million of bank guarantees, and $109 million of surety bonds outstanding.
Indemnifications
The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of March 31, 2012, or its annual results of operations or cash flows.
Operating Leases
Rental expense for operating leases, excluding discontinued operations, was $84 million and $105 million for the

NORTHROP GRUMMAN CORPORATION

three months ended March 31, 2012 and 2011, respectively. These amounts are net of immaterial amounts of sublease rental income.
Guarantee of Former Subsidiary
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
9.    RETIREMENT BENEFITS
The cost of the company’s pension plans and post-retirement medical and life benefit plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		Medical and Life Benefits
$ in millions	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$131	$130	$ 8	$ 8
Interest cost	296	305	27	29
Expected return on plan assets	(427)	(423)	(17)	(16)
Amortization of:
Prior service cost (credit)	(15)	6	(12)	(13)
Net loss from previous years	107	41	5	3
Other	2	—	—	—
Net periodic benefit cost	$ 94	$ 59	$11	$11
Employer Contributions
The company’s required minimum funding in 2012 for its defined benefit pension plans and its medical and life benefit plans are approximately $65 million and $120 million, respectively. For the three months ended March 31, 2012, contributions of $17 million have been made to the company’s defined benefit pension plans, and contributions of $14 million have been made to the company’s medical and life benefit plans. The company also sponsors defined contribution plans, and for the three months ended March 31, 2012, and 2011, contributions of $76 million and $85 million, respectively, were made to these plans.
10.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
On February 15, 2012, the company granted certain employees 0.5 million restricted stock rights (RSRs) and 1.2 million restricted performance stocks rights (RPSRs) under the company's long-term incentive stock plan with a grant date aggregate fair value of $102 million. The RSRs will vest on the third anniversary of the grant date, while the RPSRs will vest and pay out based on the achievement of financial metrics for the three-year period ending December 31, 2014.
Cash Awards
On February 15, 2012, the company granted certain employees 0.6 million cash units (CUs) and 1.3 million cash performance units (CPUs) with a minimum aggregate payout amount of $34 million and a maximum aggregate payout amount of $190 million. The CUs will vest and settle in cash on the third anniversary of the grant date, while the CPUs will vest and pay out based on the achievement of financial metrics for the three-year period ending December 31, 2014.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2012, and the related condensed consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 7, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
/s/  Deloitte & Touche LLP
McLean, Virginia
April 24, 2012

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) provides technologically advanced, innovative products, services, and integrated solutions to global customers through four sectors: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government services technology programs in the United States (U.S.) and abroad as a prime contractor, principal subcontractor, partner, or preferred supplier. We conduct the majority of our business with the U.S. Government, principally the Department of Defense (DoD). We also conduct business with foreign, state, and local governments, as well as domestic and international commercial customers.
The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2011. The Form 10-K provides a more thorough discussion of our products and services, environment, industry outlook, and business trends. See further discussions in the Consolidated Operating Results and Segment Operating Results sections that follow.
Political and Economic Environment
The fiscal year 2012 defense budget provides a nominal increase in base funding (which excludes funding for Overseas Contingency Operations) over fiscal year 2011 levels. The President's Budget request for fiscal year 2013 has been submitted to Congress; the DoD base budget request represents a slight real decline from fiscal year 2012. We anticipate significant debate within the government over defense spending to continue for fiscal year 2013 throughout the Congressional budget process. The forthcoming general election in November is expected to generate significant additional political dialogue centered around the federal deficit and potential cuts in government spending. Budget decisions made in this environment could have long-term consequences for our company and the entire defense industry. In particular, should the process of sequestration be implemented in January 2013 as currently mandated, we would expect significant program impacts across our company and the defense industry that could materially impact our personnel, supply chain, the capacity of our customer community to conduct its operations, and ultimately our financial outlook. While Congressional leadership appears to be considering options to avoid such an outcome, it remains uncertain as to whether the government will succeed in doing so.
We expect U.S. force levels and budget resources tied to current major deployments to continue to draw down. As overall defense spending is reduced, the DoD is re-evaluating the role and structure of the military. The DoD recently released a new defense strategy intended to guide its priorities and budgeting decisions. The new guidance indicates the U.S. military needs to project power globally and operate effectively in all domains, including cybersecurity, and it places particular emphasis on the Asia Pacific region as an area of strategic focus.
In January 2012, the Secretary of Defense proposed a number of program changes and cancellations that are scheduled to take place over the next several years, in part to comply with certain provisions of the Budget Control Act. Certain of these announced program changes and cancellations would have an impact on programs in which we participate (such as the recent announcements regarding the Block 30 Global Hawk and F-35 programs).
We believe that spending on recapitalization, modernization and maintenance of defense, intelligence, and homeland security assets will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems along with advanced electronics and software to enhance the capabilities of individual systems and provide real-time integration of individual surveillance, information management, strike, and battle management platforms. We expect significant new competitive opportunities to include long range strike, missile defense, command and control, strike communications, enhanced situational awareness, satellite communications systems, restricted programs, cybersecurity, technical services and information technology contracts, as well as numerous international and homeland security programs.
Recent Developments in U.S. Government Cost Accounting Standards (CAS) Pension Recovery Rules
On December 27, 2011, the CAS Board published a final rule revising Cost Accounting Standard (CAS) 412,“Composition and Measurement of Pension Cost,” and CAS 413, “Adjustment and Allocation of Pension Cost.” These revisions partially harmonize the measurement and period of assignment of defined benefit pension plan costs allocable to U.S. Government contracts, and the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), as amended, as required by the Pension Protection Act (PPA) of 2006. The rule should better align, but not eliminate, mismatches between ERISA funding requirements and CAS pension costs for government CAS covered contracts.  Under the final rule, there is a five-year transition period, during which an increasing percentage of the harmonization effect is recognized, starting from 0% in the first year of applicability

NORTHROP GRUMMAN CORPORATION

(when relatively minor changes in amortization periods for gains and losses become applicable) to 100% in the fifth year and thereafter. The rule became effective on February 27, 2012 (the "effective date”) with 2013 being the first year of applicability of the revised rule for any of the changes to the company's cost accounting practices required by the rule.  Price proposals for CAS covered contracts awarded on or after the effective date consider the effects of the rule.  For CAS covered contracts that were awarded prior to the effective date, contractors are entitled to an equitable adjustment for any additional CAS basis contract costs resulting from implementation of the final rule. We currently are assessing the amounts and timing of equitable adjustments due to the Company. Such adjustments will be subject to negotiation and cannot be determined with certainty at this time.
Operating Performance Assessment and Reporting
We manage and assess the performance of our business based on our performance on contracts and programs (two or more closely-related contracts), with consideration given to the Critical Accounting Policies, Estimates and Judgments described in Part II, Item 7 of our 2011 Annual Report on Form 10-K. Our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of contracts. Due to Federal Acquisition Regulations (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as manufacturing, engineering, and design labor costs, subcontractor costs, material costs, overhead costs, and general and administrative costs), as much as we do on total contract costs, which is the key driver of both sales and operating income.
Our contract management process involves the use of contract estimates-at-completion (EACs) that are generally prepared and evaluated on a bottoms-up basis at least annually and reviewed on a quarterly basis over the performance period of the contract. These EACs include an estimated contract operating income margin based initially on the contract award amount, adjusted to reflect estimated risks related to contract performance. These risks typically include technical risk, schedule risk and performance risk based upon our evaluation of the contract effort. Similarly, the EACs include identified opportunities for operating income margin rate improvement. Over the performance period of the contract, our program management organizations perform evaluations of contract performance and adjust the contract revenue and cost estimates to reflect the latest reliable information available. Our business and program management organizations are comprised of skilled professional managers whose objective is to satisfy the customer's expectations, deliver high quality products and services, and manage contract risks and opportunities to achieve an appropriate operating income margin rate on the contract. Our comprehensive business and contract management process involves personnel from the planning, production control, contracts, cost management, supply chain and program and business management functions. As part of this overall contract management function, these personnel monitor compliance with our critical accounting policies related to contract accounting and compliance with U. S. Government regulations. As a result, contract operating income and period-to-period contract operating income margin rates are adjusted over the contract performance period to reflect changes in the risks and opportunities affecting the contract, and adjustments may have a favorable or unfavorable effect on operating income margin depending upon the specific conditions affecting each contract.
In evaluating our operating performance, we look primarily at changes in sales, and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations first focuses around our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, deliveries or other indicators of sales activity. For purposes of this discussion, volume generally refers to increases or decreases in cost or sales from production/service activity levels or delivery rates. Performance refers to changes in contract margin rates for the period, primarily related to the changes in estimates referred to above.
Consolidated Financial Summary
Sales for the three months ended March 31, 2012, was $6.2 billion, a decrease of $536 million, or 8 percent, as compared with the same period in 2011. The decrease is due to volume reductions at all four segments. Operating income for the three months ended March 31, 2012, decreased $15 million, or 2 percent, as compared with the same period in 2011 as a result of lower volume and lower FAS/CAS pension adjustment, which were partially offset by higher segment operating income. Operating margin rate increased 80 basis points from 12.0 percent to 12.8 percent, reflecting improved performance across each segment, including the impact of cost reduction initiatives to increase our competitiveness and a lower Financial Accounting Standards (FAS)/CAS pension adjustment.
Total backlog at March 31, 2012, and December 31, 2011, was $39.1 billion and $39.5 billion, respectively. The value of contract awards booked during the three months ended March 31, 2012, was $5.8 billion.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended March 31
$ in millions	2012	2011
Sales	$6,198	$6,734
Operating costs and expenses	5,402	5,923
Operating income	796	811
Operating margin rate	12.8%	12.0%
Interest expense	(53)	(58)
Federal and foreign income tax expense	250	262
Cash (used in) provided by continuing operations	(105)	112
Sales
Sales for the three months ended March 31, 2012 decreased $536 million, or 8 percent, as compared with the same period in 2011, reflecting lower sales at all four segments, with the largest reductions at Aerospace Systems and Information Systems, an approximate $200 million reduction for each. The largest driver at Aerospace Systems is the transition of F-35 to units-of-deliveries revenue recognition method, which drove a decrease in sales of $87 million compared to 2011. No single contract or program at Information Systems contributed significantly to its decrease. For further information by segment refer to Segment Operating Results, and for further information on product and service detail, refer to the Segment Operating Results and the Product and Service Analysis section that follows.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended March 31
$ in millions	2012	2011
Product	$2,527	$3,003
Service	2,314	2,352
General and administrative	561	568
Operating costs and expenses	$5,402	$5,923
Operating costs and expenses are primarily comprised of labor, material, subcontractor, and overhead costs, and are generally allocated to contracts as they are incurred. Operating costs and expenses decreased $521 million, or 9 percent, as compared with the same period in 2011. The driver of the reduction in operating costs and expenses is reduced volume at all four of our segments, with Aerospace Systems and Information Systems driving the majority of the decrease, a reduction of approximately $200 million each. Offsetting this decrease is a lower net pension adjustment. For further information on operating costs and expenses, see the Product and Service Analysis section that follows.
In accordance with industry practice and the regulations that govern cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs. For most components of the company, these general and administrative costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. General and administrative expenses as a percentage of total sales increased to 9.1 percent for the three months ended March 31, 2012, from 8.4 percent for the same period in 2011, primarily due to increased independent research and development costs and bid and proposal costs of approximately $20 million, while sales decreased from prior year.
Operating Income
We define operating income as sales less operating costs and expenses, including general and administrative expenses. We also further evaluate operating income for each of the business segments in which we operate. Segment operating income reflects the aggregate performance results of contracts within a business area or segment.

NORTHROP GRUMMAN CORPORATION

Excluded from this measure are certain corporate-level expenses that are not considered allowable or allocable under applicable CAS and Federal Acquisition Regulations.
Changes in estimated sales, operating costs and expenses and resulting operating income related to our contracts accounted for using the percentage-of-completion method are recorded using the cumulative catch-up method of accounting. The aggregate effects of these favorable and unfavorable changes in estimates across our vast portfolio of contracts can have a significant effect upon our reported sales and operating income in each of our reporting periods. For the three months ended March 31, 2012 and 2011, we recognized favorable operating income adjustments of $310 million and $217 million, and unfavorable operating income adjustments of $45 million and $73 million, respectively. The largest impact was at Electronic Systems, with Aerospace Systems as the next largest contributor. Also contributing to the net favorable operating income adjustments is the impact of cost reduction initiatives to increase our competitiveness, including reduced pension costs for CAS purposes from a pension plan design change.
The table below reconciles segment operating income to total operating income:

	Three Months Ended March 31
$ in millions	2012	2011
Segment operating income	$789	$721
Unallocated corporate expenses	(23)	(10)
Net pension adjustment	32	103
Royalty income adjustment	(2)	(3)
Total operating income	$796	$811
Segment Operating Income
Segment operating income for the three months ended March 31, 2012, increased $68 million, or 9 percent, as compared with the same period in 2011. Segment operating margin rate was 12.7 percent and 10.7 percent for the three months ended March 31, 2012 and 2011, respectively. Performance improvements at Electronic Systems and Information Systems more than offset the reduction in segment operating income resulting from lower sales volume at all four segments and contributed to the rate improvement in 2012.
Unallocated Corporate Expenses
Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated corporate expenses for the three months ended March 31, 2012 increased by $13 million primarily as a result of an overhead rate adjustment recorded in the first quarter of 2011 that reduced unallocated corporate expenses by $15 million.
Net Pension Adjustment
The net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended March 31, 2012 and 2011, the net pension adjustment resulted in income of $32 million and $103 million, respectively. The decrease in net pension adjustment for the three months ended March 31, 2012, as compared with the same period in 2011, is primarily due to increased GAAP pension expense resulting from amortization of prior year actuarial losses.
Royalty Income Adjustment
Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.
Interest Expense
Interest expense for the three months ended March 31, 2012, decreased $5 million, as compared with the same period in 2011, primarily due to a lower weighted average interest rate.
Federal and Foreign Income Tax Expense
The company's effective tax rate on earnings from continuing operations for the three months ended March 31, 2012, was 33.1 percent, compared with 34.6 percent for the three months ended March 31, 2011. The company's lower effective tax rate in the first quarter of 2012 reflects deductions for current year domestic manufacturing and

NORTHROP GRUMMAN CORPORATION

additional deductions from filing amended tax returns for certain open years which generated additional domestic manufacturing benefit, partially offset by the absence of research tax credits, which expired at the end of 2011.
Cash Provided By Continuing Operations
For the three months ended March 31, 2012, cash used in continuing operations was $105 million, as compared with cash provided by continuing operations of $112 million in the same period in 2011. The decrease of $217 million reflects higher working capital, principally driven by higher prepaid expenses and other assets, as well as higher income tax payments in the 2012 period.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. The following sections discuss segment sales and segment operating income by segment. The reconciliation of segment sales to total sales is provided in Note 4 to the condensed consolidated financial statements. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Operating Income section of the Consolidating Operating Results section above. On January 1, 2012, we transferred our missile business (primarily the ICBM program) from the Aerospace Systems segment to our Technical Services segment. The segment sales and segment operating income for the three months ended March 31, 2011, have been recast to reflect the missile business transfer. Sales of $143 million and segment operating income of $14 million were transferred from Aerospace Systems to Technical Services for the three months ended March 31, 2011.
AEROSPACE SYSTEMS
Business Description
Aerospace Systems, headquartered in Redondo Beach, California, is a leader in the design, development, integration and production of: manned and unmanned aircraft, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems. Aerospace Systems' customers, primarily domestic government agencies, use these systems in many different mission areas, including: intelligence, surveillance and reconnaissance (ISR); communications; battle management; strike operations; electronic warfare; earth observation; space science; and space exploration. The segment consists of four business areas: Military Aircraft Systems; Unmanned Systems; Space Systems; and Advanced Programs & Technology.

	Three Months Ended March 31
$ in millions	2012	2011
Sales	$2,383	$2,593
Operating income	279	287
Operating margin rate	11.7%	11.1%
Sales
Aerospace Systems sales for the three months ended March 31, 2012, decreased $210 million, or 8 percent, as compared with the same period in 2011. The decrease is primarily due to lower sales at Military Aircraft Systems of $146 million and at Space Systems of $93 million, partially offset by higher sales at Unmanned Systems. The Military Aircraft Systems decrease is primarily related to the F-35 program, which transitioned to the units-of-delivery revenue recognition method beginning with low rate initial production (LRIP) lot 5 in the second half of 2011. This transition resulted in inventorying the costs incurred until units are delivered, whereas in 2011, sales were recognized as costs were incurred under the previous LRIP lots. Further driving the decrease at Military Aircraft Systems was lower volume on the Joint Surveillance Target Attack Radar System (Joint STARS); and decreased deliveries on the F/A-18 program; partially offset by higher volume due to ramping up on the E-2D LRIP 3 and 4 contracts. The decrease at Space Systems is primarily due to lower volume on restricted programs and the termination of a weather satellite program.
Operating Income
Operating income at Aerospace Systems for the three months ended March 31, 2012, decreased $8 million, or 3 percent, as compared with the same period in 2011, and operating margin rate was 11.7 percent, up from 11.1 percent as compared with the same period in 2011. The increase in operating margin rate reflects performance improvements across several programs, none of which were individually significant, and the impact of cost reduction initiatives taken to enhance our competitiveness.

NORTHROP GRUMMAN CORPORATION

ELECTRONIC SYSTEMS
Business Description
Electronic Systems, headquartered in Linthicum, Maryland, is a leader in the design, development, manufacture, and support of solutions for sensing, understanding, anticipating, and controlling the operating environment for our global military, civil, and commercial customers and their operations. Electronic Systems provides a variety of defense electronics and systems, airborne fire control radars, situational awareness systems, early warning systems, airspace management systems, navigation systems, communications systems, marine systems, space systems, and logistics services. The segment consists of four business areas: Intelligence, Surveillance, Reconnaissance & Targeting Systems; Land & Self Protection Systems; Naval & Marine Systems; and Navigation Systems.

	Three Months Ended March 31
$ in millions	2012	2011
Sales	$1,724	$1,808
Operating income	304	237
Operating margin rate	17.6%	13.1%
Sales
Electronic Systems sales for the three months ended March 31, 2012, decreased $84 million, or 5 percent, as compared with the same period in 2011. The decrease is primarily due to lower sales at Intelligence, Surveillance, Reconnaissance & Targeting Systems of $30 million and Navigation Systems of $35 million. The lower sales at Intelligence, Surveillance, Reconnaissance & Targeting Systems is primarily due to lower volume of $90 million on the postal automation contracts, partially offset by higher volume in space systems programs. The lower sales at Navigation Systems is primarily due to lower volume caused by timing of system deliveries due to the global economic slowdown.
Operating Income
Operating income at Electronic Systems for the three months ended March 31, 2012, increased $67 million, or 28 percent, as compared with the same period in 2011, and segment operating margin rate increased to 17.6 percent from 13.1 percent. The higher operating income and operating margin rate are primarily the result of an increased amount of performance improvements (an increase of approximately $60 million over the prior period) driven by larger than usual adjustments on a few programs at Intelligence, Surveillance, Reconnaissance & Targeting Systems. These adjustments result from program performance from a number of factors including mitigation of contract risks and cost reduction initiatives, which were partially offset by lower sales volume.
INFORMATION SYSTEMS
Business Description
Information Systems, headquartered in McLean, Virginia, is a leading global provider of advanced solutions for the Department of Defense, intelligence, federal civilian, state and local agencies, and international customers. Products and services are focused on the fields of command, control, communications, computers and intelligence; cybersecurity; air and missile defense; airborne reconnaissance; intelligence processing; decision support systems; information technology; and systems engineering and integration. The segment consists of three business areas: Defense Systems; Intelligence Systems; and Civil Systems.

	Three Months Ended March 31
$ in millions	2012	2011
Sales	$1,844	$2,025
Operating income	205	194
Operating margin rate	11.1%	9.6%
Sales
Information Systems sales for the three months ended March 31, 2012, decreased $181 million, or 9 percent, as compared with the same period in 2011. The decrease is driven by lower sales in all business areas. The majority of the decrease in sales was from lower sales of $97 million at Defense Systems, primarily due to lower funding on existing programs due to the in-theater troop draw downs, a program termination, and program completions. Sales at

NORTHROP GRUMMAN CORPORATION

Civil Systems were down primarily due to the sale of the County of San Diego contract, which reduced sales by $30 million as compared with the same period in 2011, and completion of the Enterprise Network Management contract. Lower sales at Intelligence Systems were primarily due to lower volume on the Counter Narco-Terrorism Programs and Operations (CNTPO) contract and lower volume on restricted programs.
Operating Income
Operating income at Information Systems for the three months ended March 31, 2012, increased $11 million, or 6 percent, as compared with the same period in 2011, and operating margin rate increased to 11.1 percent from 9.6 percent. The higher operating income and operating margin rate are primarily due to performance improvements at Civil Systems, as well as cost reductions resulting from affordability initiatives, partially offset by lower volume across the three business areas.
TECHNICAL SERVICES
Business Description
Technical Services, headquartered in Herndon, Virginia, is a leading provider of innovative and affordable logistics, modernization, and sustainment support, and also provides a wide array of other high technology services, including space, missile defense, nuclear security, training and simulation. The segment consists of three business areas: Defense and Government Services; Training Solutions; and Integrated Logistics and Modernization.

	Three Months Ended March 31
$ in millions	2012	2011
Sales	$750	$831
Operating income	70	68
Operating margin rate	9.3%	8.2%
Sales
Technical Services sales for the three months ended March 31, 2012, decreased $81 million, or 10 percent, as compared with the same period in 2011. The decrease is due to lower sales at Defense and Government Services and at Integrated Logistics and Modernization. The decrease at Defense and Government Services of $53 million was primarily due to lower volume on the ICBM program and lower volume across various programs resulting from portfolio restructuring efforts. The lower sales at Integrated Logistics and Modernization was primarily due to lower volume on the KC-10 and intercompany CNTPO programs.
Operating Income
Operating income at Technical Services for the three months ended March 31, 2012 increased $2 million, or 3 percent, as compared with the same period in 2011, and operating margin rate increased to 9.3 percent from 8.2 percent. The higher operating income and operating margin rate are primarily due to improved performance across a number of programs, none of which were individually significant, partially offset by lower sales volume as described above.
PRODUCT AND SERVICE ANALYSIS

	Three Months Ended March 31
$ in millions	2012	2011
Product sales	$3,341	$3,863
Product costs	2,527	3,003
% of product sales	75.6%	77.7%
Service sales	2,857	2,871
Service costs	2,314	2,352
% of service sales	81.0%	81.9%
As of December 31, 2011, the company revised its reporting of intersegment operating costs and expenses. See Note 4 to the condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

Product costs as a percentage of product sales decreased 210 basis points for the three months ended March 31, 2012, as compared with the same period in 2011. The reduction in costs as a percentage of product sales relates to the performance improvements described in the Aerospace Systems and Electronic Systems captions under the Segment Operating Results section above, substantially all of which relate to product sales.
Service costs as a percentage of service sales decreased 90 basis points for the three months ended March 31, 2012, as compared with the same period in 2011. The reduction in costs relate to the performance improvements described in the Information Systems and Technical Services captions under the Segment Operating Results section above, substantially all of which relate to service sales.
The following table presents sales and operating costs and expenses by segment between product and service:

	Three Months Ended March 31
$ in millions	2012		2011
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,074	$1,843	$2,280	$2,041
Service	309	261	313	265
Electronic Systems
Product	1,348	1,093	1,481	1,281
Service	376	327	327	290
Information Systems
Product	70	61	114	104
Service	1,774	1,578	1,911	1,727
Technical Services
Product	5	4	146	132
Service	745	676	685	631
Segment Totals
Total Product	$3,497	$3,001	$4,021	$3,558
Total Service	3,204	2,842	3,236	2,913
Intersegment eliminations	(503)	(434)	(523)	(458)
Total segment(1)	$6,198	$5,409	$6,734	$6,013
(1) For the three months ended March 31, 2012, sales of $6.2 billion less segment operating costs and expenses of $5.4 billion equals segment operating income of $789 million. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Operating Income section of the Consolidated Operating Results.
Segment Product Sales and Segment Product Costs
Segment product sales for the three months ended March 31, 2012, decreased $524 million, as compared with the same period in 2011, primarily due to lower sales volume at the Aerospace Systems and Electronic Systems segments, as well as the change in classification of the ICBM program at Technical Services as that contract has transitioned from modernization to predominantly sustainment services. The reduction in product sales at Aerospace Systems and Electronic Systems is the result of the items described in the Segment Operating Results section above.
Segment product costs for the three months ended March 31, 2012, decreased by $557 million, as compared to the same period in 2011. The decrease in segment product costs drove the overall decline in product sales as discussed above. The majority of the decrease in product costs was at Aerospace Systems, a reduction of $198 million, with the next largest decrease being at Electronic Systems, a reduction of $188 million. The Aerospace Systems decrease was primarily in the Military Aircraft business area and lower costs in the Space Systems business area. The Military Aircraft decrease primarily related to the F-35 program, which transitioned to the units-of-delivery revenue recognition method beginning with LRIP lot 5 in the second half of 2011. This transition resulted in inventorying the costs incurred until units are delivered, whereas in 2011, sales were recognized as costs were incurred under the

NORTHROP GRUMMAN CORPORATION

previous LRIP lots. No other single contract was a significant driver. The Electronic Systems decrease was mainly at Information, Surveillance, Reconnaissance, and Targeting Systems, with the completion of the domestic postal automation contract representing the only contract contributing significantly to the decrease.
Segment Service Sales and Segment Service Costs
Segment service sales for the three months ended March 31, 2012, decreased $32 million, as compared with the same period in 2011, primarily due to lower sales volume at the Information Systems, partially offset by the transitioning of the ICBM program from product to service at Technical Services and an increase at Electronic Systems. The net reduction in service sales is primarily the result of the items described under the Information Systems and Technical Services captions of the Segment Operating Results section above, substantially all of which relate to service sales.
Segment service costs for the three months ended March 31, 2012, decreased $71 million, as compared to the same period in 2011. The decrease in segment service costs drove the overall decline in service sales as discussed above. Decreases in segment service costs of $149 million at Information Systems partially offset by slight increases at Technical Services and Electronic Systems. The Information Systems decrease was primarily in the Civil Systems and Defense Systems business areas. No contract or program contributed significantly to the decrease.
BACKLOG
Definition
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which, as of the reporting date, funding is not contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders (except for authorized task orders, which are included up to the authorized value). For multi-year service contracts with non-federal government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made and is adjusted routinely to represent the amount expected to result in future revenues.
On January 1, 2012, the company transferred its missile business, previously reported in Aerospace Systems to Technical Services. As a result of this realignment, $599 million of backlog was transferred from Aerospace Systems to Technical Services. Total backlog as of December 31, 2011, reflects this transfer.
Backlog consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$10,889	$ 7,369	$18,258	$18,638
Electronic Systems	7,400	1,672	9,072	9,123
Information Systems	4,265	4,571	8,836	8,563
Technical Services	2,486	482	2,968	3,191
Total backlog	$25,040	$14,094	$39,134	$39,515
New Awards
The estimated value of contract awards booked during the three months ended March 31, 2012, was $5.8 billion. Significant new awards during this period include $919 million for the E2-D Advanced Hawkeye program, $289 million for the F-35 program, $332 million for the LAIRCM acquisition follow-on contract (LAF), and $220 million for the Joint National Integration Center Research and Development Contract.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating results into cash for deployment in growing our business and maximizing shareholder value. We actively manage our capital resources through working capital improvements, capital expenditures, strategic business acquisitions and divestitures, debt issuance and repayment, required and voluntary pension contributions, and returning cash to our shareholders through dividend payments and repurchases of common stock. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including net cash provided by operations, free cash flow, net debt-to-equity, and net debt-to-capital. We believe these measures are useful to investors in assessing our financial performance and

NORTHROP GRUMMAN CORPORATION

condition.
The table below summarizes key components of cash flow provided by operating activities from continuing operations:

	Three Months Ended March 31
$ in millions	2012	2011
Net earnings	$506	$530
Net earnings from discontinued operations	—	(34)
Non-cash items(1)	119	164
Retiree benefit funding less than expense	77	34
Trade working capital change	(807)	(582)
Cash (used in) provided by continuing operations	($105)	$112

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.
Free cash flow from continuing operations
Free cash flow from continuing operations is defined as cash provided by operating activities from continuing operations less capital expenditures. Free cash flow is a key factor in our planning for and consideration of strategic acquisitions, stock repurchases and the payment of dividends.
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
Cash generated from continuing operations, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to service debt and contractual obligations, finance capital expenditures, fund required and voluntary pension contributions, continue acquisition of shares under our share repurchase program, and continue paying dividends to our shareholders for at least the next 12 months.
The table below reconciles cash provided by continuing operations to free cash flow from continuing operations:

	Three Months Ended March 31
$ in millions	2012	2011
Cash (used in) provided by continuing operations	($105)	$112
Less:
Capital expenditures	(81)	(123)
Free cash flow from continuing operations	($186)	($ 11)
Cash Flows
The following is a discussion of our major operating, investing and financing cash flows from continuing operations for the three months ended March 31, 2012 and 2011, as classified in the condensed consolidated statements of cash flows in Part I, Item 1.
Operating Activities
For the three months ended March 31, 2012, cash used in operating activities from continuing operations was $105 million, as compared with cash provided by operating activities from continuing operations of $112 million in the same period in 2011. The decrease of $217 million reflects higher working capital, principally driven by higher prepaid expenses and other assets, as well as higher income tax payments in the 2012 period.
Investing Activities
Net cash provided by investing activities from continuing operations for the three months ended March 31, 2012, was $169 million, as compared with $1.3 billion in the same period of 2011. The $1.2 billion decrease in net cash provided by investing activities from continuing operations is primarily due to the $1.4 billion contribution received from the spin-off of the shipbuilding business in 2011.

NORTHROP GRUMMAN CORPORATION

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2012, was $384 million, as compared with $843 million in the same period of 2011. The $459 million decrease in net cash used in financing activities is primarily due to debt repayments of $750 million in the first quarter 2011, offset by higher common stock repurchases in 2012.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2011 Form 10-K.
ACCOUNTING STANDARDS UPDATES
Accounting standards updates effective after March 31, 2012, are not expected to have a material effect on the company’s consolidated financial position or results of operations.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends” and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in our Form 10-K for the year ended December 31, 2011, and other important factors disclosed in this report and from time to time in our other filings with the SEC.
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
CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations from those discussed in our 2011 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2011 Form 10-K.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended) and have concluded that, as of March 31, 2012, these controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the three months ended March 31, 2012, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Note 7 to the condensed consolidated financial statements in Part I, Item 1 and in our 2011 Annual Report on Form 10-K.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in Note 7 to the condensed consolidated financial statements, we do not believe that the outcome of any matter pending against the Company, is likely to have a material adverse effect on the company's consolidated financial position as of March 31, 2012, or its annual results of operations or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A, of our 2011 Annual Report on Form 10-K.
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended March 31, 2012:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
January 1 through January 31, 2012	1,358,000	$59.01	1,358,000	$1,622
February 1 through February 29, 2012	1,105,900	59.29	1,105,900	1,557
March 1 through March 31, 2012	1,897,600	60.60	1,897,600	1,442
Total	4,361,500	$59.77	4,361,500	$1,442

(1)
On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. On April 25, 2011, after the company had repurchased shares totaling $245 million, the company’s board of directors authorized an increase to the remaining share repurchase authorization to $4.0 billion. As of March 31, 2012, the company had $1.4 billion remaining under this authorization for share repurchases.

(2)	Calculated as the average price paid per share under the respective repurchase program, including commissions paid.
Additional share repurchases take place at management’s discretion or under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations. In connection with the spin-off of HII, the company obtained a Private Letter Ruling from the Internal Revenue Service that generally limits our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expires on March 31, 2013. Due to share repurchases subsequent to the spin-off, the remaining number of shares that we can repurchase under this share repurchase limitation as of March 31, 2012, was approximately 43 million shares. Cash available from unusual transactions, such as the disposition of significant assets, should they arise, can be used to repurchase additional shares.

NORTHROP GRUMMAN CORPORATION

Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
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
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 29, 2011 and filed April 4, 2011)

+10.1
Grant Certificate Specifying the Terms and Conditions Applicable to 2012 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 17, 2012)

+10.2
Grant Certificate Specifying the Terms and Conditions Applicable to 2012 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 17, 2012)

*+10.3	Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement

*	Filed with this report

**	Furnished with this report

NORTHROP GRUMMAN CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION (Registrant)

By:	/s/ Kenneth L. Bedingfield
Kenneth L. Bedingfield Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 24, 2012