Form 10-Q
period 2012-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2012-07-25
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

Yes ☒	No *
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No *
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer *	Non-accelerated filer *	Smaller reporting company *
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes *	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of July 20, 2012, 247,210,252 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2012	2011	2012	2011
Sales
Product	$3,399	$3,709	$ 6,740	$ 7,572
Service	2,875	2,851	5,732	5,722
Total sales	6,274	6,560	12,472	13,294
Operating costs and expenses
Product	2,604	2,860	5,131	5,863
Service	2,316	2,303	4,630	4,655
General and administrative expenses	580	556	1,141	1,124
Operating income	774	841	1,570	1,652
Other (expense) income
Interest expense	(52)	(53)	(105)	(111)
Other, net	5	—	18	5
Earnings from continuing operations before income taxes	727	788	1,483	1,546
Federal and foreign income tax expense	247	268	497	530
Earnings from continuing operations	480	520	986	1,016
Earnings from discontinued operations, net of tax	—	—	—	34
Net earnings	$ 480	$ 520	$ 986	$ 1,050

Basic earnings per share
Continuing operations	$ 1.91	$ 1.84	$ 3.91	$ 3.54
Discontinued operations	—	—	—	0.12
Basic earnings per share	$ 1.91	$ 1.84	$ 3.91	$ 3.66
Weighted-average common shares outstanding, in millions	250.8	282.6	252.0	287.2

Diluted earnings per share
Continuing operations	$ 1.88	$ 1.81	$ 3.84	$ 3.48
Discontinued operations	—	—	—	0.11
Diluted earnings per share	$ 1.88	$ 1.81	$ 3.84	$ 3.59
Weighted-average diluted shares outstanding, in millions	254.7	287.2	256.5	292.2

Net earnings (from above)	$ 480	$ 520	$ 986	$ 1,050
Other comprehensive income
Change in cumulative translation adjustment	(15)	—	(9)	27
Change in unrealized gain on marketable securities and cash flow hedges, net of tax	—	—	—	(2)
Change in unamortized benefit plan costs, net of tax	54	14	104	35
Other comprehensive income, net of tax	39	14	95	60
Comprehensive income	$ 519	$ 534	$ 1,081	$ 1,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	June 30,	December 31,
$ in millions	2012	2011
Assets
Cash and cash equivalents	$ 3,148	$ 3,002
Accounts receivable, net of progress payments	3,119	2,964
Inventoried costs, net of progress payments	704	873
Deferred tax assets	504	496
Prepaid expenses and other current assets	225	411
Total current assets	7,700	7,746
Property, plant and equipment, net of accumulated depreciation of $4,094 in 2012 and $3,933 in 2011	2,935	3,047
Goodwill	12,344	12,374
Non-current deferred tax assets	838	900
Other non-current assets	1,409	1,344
Total assets	$25,226	$25,411

Liabilities
Trade accounts payable	$ 1,191	$ 1,481
Accrued employees compensation	1,020	1,196
Advance payments and billings in excess of costs incurred	1,826	1,777
Other current liabilities	1,571	1,681
Total current liabilities	5,608	6,135
Long-term debt, net of current portion	3,932	3,935
Pension and post-retirement plan liabilities	4,067	4,079
Other non-current liabilities	904	926
Total liabilities	14,511	15,075

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2012—248,039,410; 2011—253,889,622	248	254
Paid-in capital	3,443	3,873
Retained earnings	10,419	9,699
Accumulated other comprehensive loss	(3,395)	(3,490)
Total shareholders’ equity	10,715	10,336
Total liabilities and shareholders’ equity	$25,226	$25,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2012	2011
Operating activities
Sources of cash—continuing operations
Cash received from customers
Collections on billings	$ 9,911	$ 11,028
Progress payments	2,553	1,975
Other cash receipts	38	80
Total sources of cash—continuing operations	12,502	13,083
Uses of cash—continuing operations
Cash paid to suppliers and employees	(10,969)	(11,692)
Pension contributions	(33)	(550)
Interest paid, net of interest received	(102)	(119)
Income taxes paid, net of refunds received	(584)	(613)
Excess tax benefits from stock-based compensation	(29)	(21)
Other cash payments	(14)	(10)
Total uses of cash—continuing operations	(11,731)	(13,005)
Cash provided by continuing operations	771	78
Cash used in discontinued operations	—	(232)
Net cash provided by (used in) operating activities	771	(154)
Investing activities
Continuing operations
Maturities of short-term investments	250	—
Capital expenditures	(132)	(217)
Contribution received from the spin-off of shipbuilding business	—	1,429
Proceeds from sale of business, net of cash divested	43	—
Other investing activities, net	1	41
Cash provided by investing activities from continuing operations	162	1,253
Cash used in investing activities from discontinued operations	—	(63)
Net cash provided by investing activities	162	1,190
Financing activities
Common stock repurchases	(555)	(1,013)
Cash dividends paid	(265)	(277)
Proceeds from exercises of stock options	67	86
Excess tax benefits from stock-based compensation	29	21
Payments of long-term debt	—	(750)
Other financing activities, net	(63)	6
Net cash used in financing activities	(787)	(1,927)
Increase (decrease) in cash and cash equivalents	146	(891)
Cash and cash equivalents, beginning of year	3,002	3,701
Cash and cash equivalents, end of period	$ 3,148	$ 2,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Six Months Ended June 30
$ in millions	2012	2011
Reconciliation of net earnings to net cash provided by (used in) operating activities
Net earnings	$986	$1,050
Net earnings from discontinued operations	—	(34)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	212	218
Amortization	31	37
Stock-based compensation	76	66
Excess tax benefits from stock-based compensation	(29)	(21)
(Increase) decrease in assets:
Accounts receivable, net	(175)	(164)
Inventoried costs, net	143	6
Prepaid expenses and other assets	(95)	5
Increase (decrease) in liabilities:
Accounts payable and accruals	(453)	(757)
Deferred income taxes	(21)	79
Income taxes payable	(22)	9
Retiree benefits	137	(440)
Other, net	(19)	24
Cash provided by continuing operations	771	78
Cash used in discontinued operations	—	(232)
Net cash provided by (used in) operating activities	$771	($ 154)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30
$ in millions, except per share amounts	2012	2011
Common stock
Beginning of year	$ 254	$ 291
Common stock repurchased	(9)	(16)
Stock awards and options	3	3
End of period	248	278
Paid-in capital
Beginning of year	3,873	7,778
Common stock repurchased	(548)	(991)
Stock awards and options	118	131
Spin-off of shipbuilding business	—	(1,892)
End of period	3,443	5,026
Retained earnings
Beginning of year	9,699	8,124
Net earnings	986	1,050
Dividends declared	(266)	(277)
End of period	10,419	8,897
Accumulated other comprehensive loss
Beginning of year	(3,490)	(2,757)
Other comprehensive income, net of tax	95	60
Spin-off of shipbuilding business	—	524
End of period	(3,395)	(2,173)
Total shareholders’ equity	$10,715	$12,028
Cash dividends declared per share	$ 1.05	$ 0.97
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.    BASIS OF PRESENTATION
Principles of Consolidation and Reporting
These unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and subsidiaries (herein referred to as "Northrop Grumman," the "company," "we," "us," or "our"). All intercompany accounts, transactions, and profits are eliminated in consolidation. Investments in equity securities and joint ventures where the company has significant influence, but not control, are accounted for using the equity method.
The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the rules of the Securities and Exchange Commission (SEC) for interim reporting purposes. These statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows.
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
The majority of our contracts are accounted for under the percentage-of-completion method. For such contracts, changes in estimates of contract sales, costs and profits are recognized using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes in contract performance as if the revised estimate had been used since contract inception. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, changes in estimated contract revenue, changes in contract cost estimates due to unanticipated cost growth or the resolution of contract risks at lower cost than anticipated, as well as changes in contract overhead costs or general and administrative expenses over the performance period. The company has an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. As the company's business involves performing on a broad portfolio of long-term contracts, generally involving complex customized products and services, changes in estimates occur routinely over the contract performance period.
Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. During the three and six months ended June 30, 2012, aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $222 million ($0.57 per diluted share) and $487 million ($1.24 per diluted share), respectively. During the three and six months ended June 30, 2011, such changes in contract estimates increased operating income by $201 million ($0.46 per diluted share) and $345 million ($0.77 per diluted share), respectively. No discrete event or adjustment to an individual contract was material to the condensed consolidated statements of earnings and comprehensive income for any of these periods.
Related Party Transactions
For all periods presented, the company had no material related party transactions.

NORTHROP GRUMMAN CORPORATION

Accounting Standards Updates
Accounting standards updates effective after June 30, 2012, are not expected to have a material effect on the company’s consolidated financial position or results of operations.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	June 30, 2012	December 31, 2011
Unamortized benefit plan costs, net of tax benefit of $2,217 as of June 30, 2012, and $2,289 as of December 31, 2011	($3,383)	($3,487)
Cumulative translation adjustment	(13)	(4)
Net unrealized gain on marketable securities and cash flow hedges, net of tax expense	1	1
Total accumulated other comprehensive loss	($3,395)	($3,490)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $3.8 billion and $3.9 billion as of June 30, 2012, and December 31, 2011, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions, primarily changes in the discount rate.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
Basic earnings per share from both continuing and discontinued operations are calculated by dividing the respective earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 3.9 million shares and 4.5 million shares for the three and six months ended June 30, 2012, respectively. The dilutive effect of these securities totaled 4.6 million shares and 5.0 million shares for the three and six months ended June 30, 2011, respectively. The weighted-average diluted shares outstanding for the three and six months ended June 30, 2012, excludes anti-dilutive stock options to purchase approximately 2.8 million shares in both periods, because such options have exercise prices in excess of the average market price of the company’s common stock during the period. The weighted-average diluted shares outstanding for the three and six months ended June 30, 2011, excludes anti-dilutive stock options to purchase approximately 2.0 million shares and 2.8 million shares, respectively.
Share Repurchases
The table below summarizes the company’s share repurchases:

				Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(2)	Six Months Ended June 30
				2012	2011
June 16, 2010(1)	$4,245	53.5	$57.86	9.3	15.7

(1)
On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. On April 25, 2011, after the company had repurchased $245 million of shares, the company’s board of directors authorized an increase to the remaining share repurchase authorization to $4.0 billion. As of June 30, 2012, the company had $1.1 billion remaining under this authorization for share repurchases.

(2)	Calculated as the average price paid per share under the respective repurchase program, including commissions paid.
Share repurchases take place at management's discretion under pre-established, non-discretionary programs, depending on market conditions, in the open market, or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations. In connection with the spin-off of the former

NORTHROP GRUMMAN CORPORATION

shipbuilding business (see Note 3), the company obtained a Private Letter Ruling from the Internal Revenue Service that generally limits our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expires on March 31, 2013. Due to share repurchases subsequent to the spin-off, the remaining number of shares that we can repurchase under this share repurchase limitation as of June 30, 2012, was approximately 38 million shares. Cash available from unusual transactions, such as the disposition of significant assets, should they arise, can be used to repurchase additional shares.
Dividends on Common Stock
In May 2012, the company increased the quarterly common stock dividend to $0.55 per share; an increase from the previous amount of $0.50 per share.
In May 2011, the company increased the quarterly common stock dividend to $0.50 per share from the previous amount of $0.47 per share.
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
Prior to the completion of the spin-off, the company and HII entered into a Separation and Distribution Agreement dated March 29, 2011, and several other agreements that govern the post-separation relationship. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations following the spin-off, including employee benefits, intellectual property, information technology, insurance, and tax-related assets and liabilities. The agreements also describe the company’s commitments to provide HII with certain transition services for up to one year. During the first quarter of 2012, the company and HII agreed to extend certain information technology transition services for a limited time beyond the initial one-year term. Costs incurred for transition services are reimbursed by HII.
In connection with the spin-off, the company incurred $27 million of non-deductible transaction costs in the six months ended June 30, 2011, which were included in discontinued operations.
Discontinued Operations
Earnings for the former shipbuilding business and an adjustment to the gain from a previous divestiture recognized in the six months ended June 30, 2011, are reported as discontinued operations, as presented in the following table:

$ in millions
Sales	$1,646
Earnings from discontinued operations	59
Income tax expense	(26)
Earnings, net of tax	33
Gain on previous divestiture, net of income tax expense of $1	1
Earnings from discontinued operations, net of tax	$ 34
There were no assets or liabilities related to these discontinued operations included in the condensed consolidated statements of financial position as of June 30, 2012, or December 31, 2011.
4.    SEGMENT INFORMATION
The company is aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. The United States (U.S.) government is the primary customer for all four of our segments.
The company, from time to time, acquires or disposes of businesses and realigns contracts, programs or business areas among and within its operating segments. Portfolio shaping and internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The change in goodwill represents goodwill allocated to a business divested from the Information Systems segment during the three months ended June 30, 2012.

NORTHROP GRUMMAN CORPORATION

Segment Realignment
On January 1, 2012, the company transferred its missile business (principally the Intercontinental Ballistic Missile (ICBM) program), from Aerospace Systems to Technical Services. In connection with this realignment, $51 million of goodwill was transferred from Aerospace Systems to Technical Services. The segment sales and segment operating income for the three and six months ended June 30, 2011, have been recast to reflect the missile business transfer. Sales of $119 million and $262 million for the three and six months ended June 30, 2011, respectively, were transferred from Aerospace Systems to Technical Services. Segment operating income of $11 million and $25 million for the three and six months ended June 30, 2011, respectively, were transferred from Aerospace Systems to Technical Services.
Intersegment Eliminations
As of December 31, 2011, the company revised its reporting of intersegment operating costs and expenses, whereby intersegment costs are now reported based on the predominant attributes of the customer contract, rather than the attributes of the intersegment work performed. As a result, in the condensed consolidated statements of earnings and comprehensive income, product costs have been retrospectively increased by $198 million and $359 million for the three and six months ended June 30, 2011, respectively, and service costs have been retrospectively decreased by the same amounts, while consolidated sales, operating costs and expenses, segment operating income and operating income remain unchanged.
The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Sales
Aerospace Systems	$2,404	$2,473	$ 4,787	$ 5,066
Electronic Systems	1,744	1,791	3,468	3,599
Information Systems	1,856	2,031	3,700	4,056
Technical Services	783	776	1,533	1,607
Intersegment eliminations	(513)	(511)	(1,016)	(1,034)
Total sales	6,274	6,560	12,472	13,294
Operating income
Aerospace Systems	292	320	571	607
Electronic Systems	276	284	580	521
Information Systems	202	189	407	383
Technical Services	74	62	144	130
Intersegment eliminations	(62)	(71)	(131)	(136)
Total segment operating income	782	784	1,571	1,505
Reconciliation to operating income:
Unallocated corporate expenses	(39)	(38)	(62)	(48)
Net pension adjustment	35	99	67	202
Royalty income adjustment	(4)	(4)	(6)	(7)
Total operating income	$ 774	$ 841	$ 1,570	$ 1,652
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
Net Pension Adjustment
The net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. The decreases in net pension adjustment for the three and six months ended June 30, 2012, as compared to the same periods in 2011, are

NORTHROP GRUMMAN CORPORATION

primarily due to increased GAAP pension expense resulting from amortization of prior year actuarial losses.
Royalty Income Adjustment
Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.
5.    INCOME TAXES
The company’s effective tax rate on earnings from continuing operations was 34.0 percent and 33.5 percent for the three and six months ended June 30, 2012, respectively, compared to 34.0 percent and 34.3 percent for the three and six months ended June 30, 2011, respectively. The company's lower effective tax rate for the six months ended June 30, 2012, reflects increased deductions for current year domestic manufacturing and additional deductions from filing amended tax returns for certain open tax years which generated additional domestic manufacturing benefit, partially offset by the absence of research tax credits, which expired at the end of 2011.
The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Internal Revenue Service is currently conducting an examination of the company’s tax returns for the years 2007 through 2010. Open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
6.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents fair value information for those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2012		December 31, 2011
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$ 238	$ 238	$ 219	$ 219
Available-for-sale	4	4	4	4
Held-to-maturity time deposits	—	—	250	250
Derivatives	4	4	7	7
Long-term debt, including current portion	(3,937)	(4,794)	(3,940)	(4,675)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended June 30, 2012.
The carrying amounts of all other financial instruments not shown above approximate fair value due to their short-term nature.
Investments in Marketable Securities
The company holds a portfolio of marketable securities, consisting of equity securities that are classified as either trading or available-for-sale, which can be liquidated without restriction. These assets are recorded at fair value and are valued using Level 1 inputs (quoted market prices). In addition, the company occasionally holds short-term investments classified as held-to-maturity that are recorded at cost. Marketable securities as of June 30, 2012, were included in other non-current assets in the condensed consolidated statements of financial position. As of December 31, 2011, marketable securities of $250 million were included in prepaid expenses and other current assets and $223 million were included in other non-current assets in the condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists solely of foreign currency forward contracts. The notional values at June 30, 2012, and December 31, 2011, were $161 million and $233 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value, and substantially all of these instruments are valued using Level 2 inputs.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive

NORTHROP GRUMMAN CORPORATION

income to earnings from continuing operations upon the settlement of the underlying transactions. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income. The derivative fair values and related unrealized gains/losses at June 30, 2012, and December 31, 2011, were not material.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
7.    LITIGATION, INVESTIGATIONS AND CLAIMS
Litigation
On June 22, 2007, a putative class action, Skinner et al. v. Northrop Grumman Pension Plan, etc., et al., was filed against the Northrop Grumman Pension Plan and the Northrop Grumman Retirement Plan B and their corresponding administrative committees in the U.S. District Court for the Central District of California. The putative class representatives alleged violations of Employee Retirement Income Security Act of 1974 (ERISA) and breaches of fiduciary duty concerning a 2003 modification to the Northrop Grumman Retirement Plan B. The modification relates to the employer-funded portion of the pension benefit available during a five-year transition period that ended on June 30, 2008. The plaintiffs dismissed the Northrop Grumman Pension Plan, and in 2008, the District Court granted summary judgment in favor of all remaining defendants on all claims. The plaintiffs appealed, and in May 2009, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the matter back to the District Court for further proceedings, finding that there was ambiguity in a 1998 summary plan description related to the employer-funded component of the pension benefit. After the remand, the plaintiffs filed a motion to certify a class. The parties also filed cross-motions for summary judgment. On January 26, 2010, the District Court granted summary judgment in favor of the Plan and denied the plaintiffs’ motion for summary judgment. The District Court also denied the plaintiffs’ motion for class certification and struck the trial date of March 23, 2010, as unnecessary given the District Court’s grant of summary judgment for the Plan. The plaintiffs appealed the District Court’s order to the Ninth Circuit. On March 16, 2012, the Ninth Circuit affirmed the district court. On March 30, 2012, the plaintiffs moved for rehearing or rehearing en banc, which the Ninth Circuit denied on April 30, 2012. The plaintiffs did not seek review by the U.S. Supreme Court.
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have now been delivered. Over the past two years, the company has submitted three certified claims to the USPS related to this program seeking approximately $179 million. Some of the company's claims are for unpaid portions of the contract price (approximately $63 million) and direct costs incurred. Other claims are based on the company's assertions that through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. With limited exceptions, the USPS Contracting Officer denied the company's three certified claims. On April 13, 2012, when the Contracting Officer denied most of the company's last two claims, he also asserted claims against the company in the net amount of approximately $341 million. The USPS claims appear to the company to be primarily that, due to delays in performance, the USPS was damaged because it did not realize certain cost savings it expected from deploying the systems earlier. The company's lawsuit seeks damages up to approximately $179 million under various theories of liability; it also disputes the claims asserted by the USPS Contracting Officer. The United States has not yet responded to the company's complaint. Although the ultimate outcome of this litigation, including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue this matter.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date and other than with respect to the FSS matter, which is discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's consolidated financial position as of June 30, 2012, or its annual results of operations or cash flows.

NORTHROP GRUMMAN CORPORATION

8.    COMMITMENTS AND CONTINGENCIES
Contract Performance Contingencies
Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. As of June 30, 2012, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.
Contract Terminations
The company’s U.S. government contracts generally contain provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If the contract is terminated for default, the contractor may not be entitled to recover any of its costs on partially completed work and may be liable to the government for any excess re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the U.S. government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred under the contract prior to the effective date of termination, plus a reasonable profit and settlement expenses. The company does not have any contract terminations in process that would have a material effect on our consolidated financial position or results of operations at June 30, 2012.
Guarantees of Subsidiary Performance Obligations
From time to time, in the ordinary course of business, the company guarantees obligations of its subsidiaries under certain contracts. Generally, the company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the company has not incurred any substantial liabilities as a result of these guarantees.
In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements, or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company is required to guarantee the performance of the Business Arrangements and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangements.
At June 30, 2012, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s expected exposure to the matters raised by the U.S. government. Such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The company believes that it has adequately reserved for any disputed amounts and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of June 30, 2012, or its annual results of operations or cash flows.
Environmental Matters
The estimated cost to complete remediation has been accrued where the company believes, based on the facts and circumstances known to the company, that it is probable that the company will incur costs to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency, or similarly designated by other environmental agencies. As of June 30, 2012, management estimates that the range of reasonably possible future costs for environmental remediation is between $312 million and $732 million, before considering the amount recoverable through overhead charges on U.S. government contracts. At June 30, 2012, the amount accrued for probable environmental remediation costs was $338 million, of which $86 million is accrued in other current liabilities and $252 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of June 30, 2012, $56 million is deferred in inventoried costs and $142 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as projects

NORTHROP GRUMMAN CORPORATION

progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's consolidated financial position as of June 30, 2012, or its annual results of operations or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2012, there were $205 million of stand-by letters of credit, $229 million of bank guarantees, and $99 million of surety bonds outstanding.
Indemnifications
The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of June 30, 2012, or its annual results of operations or cash flows.
Operating Leases
Rental expense for operating leases, excluding discontinued operations, for the three and six months ended June 30, 2012, was $97 million and $181 million, respectively, and was $110 million and $215 million for the three and six months ended June 30, 2011, respectively. These amounts are net of immaterial amounts of sublease rental income.
Guarantee of Former Subsidiary
A subsidiary of the company has guaranteed HII’s outstanding $84 million Economic Development Revenue Bonds (Ingalls Shipbuilding, Inc. Project), Taxable Series 1999A, which mature in 2024. The immaterial fair value of this guarantee was recorded in other long-term liabilities. In addition, HII has assumed the responsibility for the payment and performance of all outstanding indebtedness, obligations and liabilities of the company under this guarantee, and has agreed to indemnify the company against all liabilities that may be incurred in connection with this guarantee.
9.    RETIREMENT BENEFITS
The cost of the company’s pension plans and post-retirement medical and life benefit plans are shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2012	2011	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$130	$130	$ 9	$ 8	$261	$260	$17	$16
Interest cost	296	305	27	29	592	610	54	58
Expected return on plan assets	(427)	(423)	(17)	(16)	(854)	(846)	(34)	(32)
Amortization of:
Prior service cost (credit)	(14)	6	(13)	(13)	(29)	12	(25)	(26)
Net loss from previous years	107	41	5	3	214	82	10	6
Other	—	—	—	—	2	—	—	—
Net periodic benefit cost	$ 92	$ 59	$11	$11	$186	$118	$22	$22
Employer Contributions
The company’s required minimum funding in 2012 for its defined benefit pension plans and its post-retirement medical and life benefit plans is approximately $65 million and $120 million, respectively. For the six months ended June 30, 2012, contributions of $33 million have been made to the company’s defined benefit pension plans, and contributions of $46 million have been made to the company’s post-retirement medical and life benefit plans. The company also sponsors defined contribution plans, and for the three months ended June 30, 2012 and 2011, contributions of $76 million were made to these plans in each period. For the six months ended June 30, 2012 and 2011, contributions of $152 million and $161 million, respectively, were made to these plans.

NORTHROP GRUMMAN CORPORATION

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
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2012, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 7, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
/s/  Deloitte & Touche LLP
McLean, Virginia
July 24, 2012

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
Political and Economic Environment
The fiscal year 2012 defense budget increased base funding (excluding Overseas Contingency Operations funding) over fiscal year 2011 levels. The President's Budget for Fiscal Year 2013 has been submitted to Congress and includes a slight decline from fiscal year 2012 levels. During the ongoing Congressional budget process, we expect significant debate within the government regarding fiscal year 2013 defense spending, and the upcoming general election in November may also generate significant dialogue around the federal deficit and potential cuts in government spending. Budget decisions made in this environment could have long-term consequences for our company and the entire defense industry. In particular, should sequestration as currently mandated by the Budget Control Act of 2011 be implemented in January 2013, absent any other changes, it would have serious negative consequences for the security of our country, the defense industrial base, and the customers, employees, suppliers, investors, and communities that rely on the companies in the defense industrial base, including Northrop Grumman. There is currently no official planning guidance from the government regarding how sequestration would be implemented, if it were to go into effect. There are many variables in how the law could be implemented that will determine the specific impacts; however, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. While members of Congress are discussing various options to prevent or defer sequestration and the automatic spending cuts scheduled to begin in January 2013, we cannot predict whether any such efforts will succeed.
In addition, we expect continued draw down of U.S. force levels and budget resources tied to current major deployments. As overall defense spending declines, the DoD is re-evaluating the role and structure of the military. Earlier this year, the DoD released a new defense strategy intended to guide its priorities and budgeting decisions. The new guidance indicates the U.S. military needs to project power globally and operate effectively in all domains, including cybersecurity, and it places particular emphasis on the Asia Pacific region as an area of strategic focus.
In January 2012, the Secretary of Defense proposed a number of program changes and cancellations that are scheduled to take place over the next several years, in part to comply with certain provisions of the Budget Control Act. Certain of these announced program changes and cancellations would have an impact on programs in which we participate (such as announcements regarding the Block 30 Global Hawk and the F-35 program).
We believe that spending on recapitalization, modernization and maintenance of defense, intelligence, and homeland security assets will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems along with advanced electronics and software to enhance the capabilities of existing individual systems and provide real-time integration of individual surveillance, information management, strike, and battle management platforms. We expect significant new competitive opportunities to include long range strike, missile defense, command and control, network communications, enhanced situational awareness, satellite systems, restricted programs, cybersecurity, technical services and information technology contracts, as well as numerous international and homeland security programs.
Recent Developments in U.S. Government Cost Accounting Standards (CAS) Pension Recovery Rules
On December 27, 2011, the CAS Board published a final rule revising Cost Accounting Standard (CAS) 412, “Composition and Measurement of Pension Cost,” and CAS 413, “Adjustment and Allocation of Pension Cost.” These revisions partially harmonize the measurement and period of assignment of defined benefit pension plan costs allocable to U.S. government contracts, and the minimum required contribution under the Employee Retirement

NORTHROP GRUMMAN CORPORATION

Income Security Act of 1974 (ERISA), as amended, as required by the Pension Protection Act (PPA) of 2006. The rule should better align, but not eliminate, mismatches between ERISA funding requirements and CAS pension costs for government CAS covered contracts.  Under the final rule, there is a five-year transition period, during which an increasing percentage of the harmonization effect is recognized, starting from 0 percent in the first year of applicability (when relatively minor changes in amortization periods for gains and losses become applicable) to 100 percent in the fifth year and thereafter. The rule became effective on February 27, 2012, (the "effective date”) with 2013 being the first year of applicability of the revised rule for any of the changes to the company's cost accounting practices required by the rule.  Price proposals for CAS covered contracts awarded on or after the effective date consider the effects of the rule.  For CAS covered contracts that were awarded prior to the effective date, contractors are entitled to an equitable adjustment for any additional CAS basis contract costs resulting from implementation of the final rule. We currently are assessing the amounts and timing of equitable adjustments due to the Company. Such adjustments will be subject to negotiation and cannot be determined with certainty at this time.
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
In evaluating our operating performance, we look primarily at changes in sales and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations first focuses around our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, deliveries or other indicators of sales activity. For purposes of this discussion, volume generally refers to increases or decreases in cost or sales from production/service activity levels or delivery rates. Performance refers to changes in contract margin rates for the period, primarily related to the changes in estimates referred to above.
Consolidated Financial Summary
Current Quarter
Sales for the three months ended June 30, 2012, were $6.3 billion, a decrease of $286 million, or 4 percent, as compared with the same period in 2011.
Segment operating income for the three months ended June 30, 2012, was comparable with the prior period at $782

NORTHROP GRUMMAN CORPORATION

million. Segment operating margin rate increased 50 basis points to 12.5 percent, driven by improved segment performance on lower revenue. Refer to the Operating Income section under Consolidated Operating Results for a reconciliation of segment operating income to operating income.
Operating income for the three months ended June 30, 2012, decreased $67 million, or 8 percent, as a result of lower volume and a $64 million decrease in net FAS/CAS pension adjustment. Operating margin rate decreased 50 basis points from 12.8 percent to 12.3 percent primarily due to a lower FAS/CAS pension adjustment.
Year to Date
Sales for the six months ended June 30, 2012, were $12.5 billion, a decrease of $822 million, or 6 percent, as compared with the same period in 2011.
Segment operating income increased $66 million, or 4 percent, and segment operating margin rate increased 130 basis points to 12.6 percent, driven by a number of factors including improved segment performance, mitigation of contract risks, cost reduction initiatives and portfolio shaping efforts.
Operating income for the six months ended June 30, 2012, decreased $82 million, or 5 percent, as a result of lower FAS/CAS pension adjustment, which was partially offset by higher segment operating income. Operating margin rate increased 20 basis points from 12.4 percent to 12.6 percent, due to improved performance at three of the four segments.
Backlog
Total backlog at June 30, 2012, and December 31, 2011, was $41.5 billion and $39.5 billion, respectively. The value of contract awards booked during the six months ended June 30, 2012, was $14.6 billion.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Sales	$6,274	$6,560	$12,472	$13,294
Operating costs and expenses	5,500	5,719	10,902	11,642
Operating income	774	841	1,570	1,652
Operating margin rate	12.3%	12.8%	12.6%	12.4%
Interest expense	(52)	(53)	(105)	(111)
Federal and foreign income tax expense	247	268	497	530
Cash provided by (used in) continuing operations	876	(34)	771	78
Sales
Sales for the three and six months ended June 30, 2012, decreased $286 million, or 4 percent, and $822 million, or 6 percent, respectively, as compared with the same periods in 2011.
The table below shows the variances from the prior year period, by sector:

$ in millions	Three Month Variance		Six Month Variance
Aerospace Systems	($69)	(3%)	($279)	(6%)
Electronic Systems	(47)	(3%)	(131)	(4%)
Information Systems	(175)	(9%)	(356)	(9%)
Technical Services	7	1%	(74)	(5%)
For further information by segment refer to Segment Operating Results, and for product and service detail, refer to the Product and Service Analysis section that follows.
Operating Costs and Expenses
Operating costs and expenses are primarily comprised of labor, material, subcontractor, and overhead costs, and are generally allocated to contracts as they are incurred. In accordance with industry practice and the regulations that govern cost accounting requirements for government contracts, most general corporate expenses incurred at the segment and corporate locations are considered allowable and allocable costs. For most components of the company,

NORTHROP GRUMMAN CORPORATION

these general and administrative costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost. Operating costs and expenses consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Product and service cost	$4,920	$5,163	$ 9,761	$10,518
General and administrative	580	556	1,141	1,124
Operating costs and expenses	$5,500	$5,719	$10,902	$11,642
Product and service costs for the three months ended June 30, 2012, decreased $243 million, or 5 percent, as compared with the same period in 2011. The primary driver of the reduction in product and service costs was reduced volume at Aerospace Systems, Electronic Systems, and Information Systems. This decrease was partially offset by higher pension costs in 2012. General and administrative expenses as a percentage of total sales increased to 9.2 percent for the three months ended June 30, 2012, from 8.5 percent for the same period in 2011, primarily due to increased bid and proposal costs of $22 million, while sales decreased from prior year.
Product and service costs for the six months ended June 30, 2012, decreased $757 million, or 7 percent, as compared with the same period in 2011. The primary driver of the reduction in product and service costs is reduced volume at all four of our segments, with Aerospace Systems and Information Systems driving the majority of the decrease. This decrease was partially offset by higher pension costs in 2012. General and administrative expenses as a percentage of total sales increased to 9.1 percent for the six months ended June 30, 2012, from 8.5 percent for the same period in 2011, primarily due to increased bid and proposal costs of $38 million, while sales decreased from prior year.
For the product and service costs detail, see the Product and Service Analysis section that follows.
Operating Income
We define operating income as sales less operating costs and expenses, including general and administrative expenses. We also further evaluate operating income for each of the business segments in which we operate. Segment operating income reflects the aggregate performance results of contracts within a business area or segment. Excluded from this measure are certain corporate-level expenses that are not considered allowable or allocable under applicable CAS and FAR.
Changes in estimated sales, operating costs and expenses and resulting operating income related to our contracts accounted for using the percentage-of-completion method are recorded using the cumulative catch-up method of accounting. The aggregate effects of these favorable and unfavorable changes in estimates across our portfolio of contracts can have a significant effect upon our reported sales and operating income in each of our reporting periods. For the three and six months ended June 30, 2012 and 2011, we recognized operating income adjustments as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Favorable adjustments	$299	$288	$609	$505
Unfavorable adjustments	(77)	(87)	(122)	(160)
Net operating income adjustments	$222	$201	$487	$345
Contributing to the net favorable operating income adjustments was the impact of cost reduction initiatives to increase our competitiveness, including reduced 2012 pension costs for CAS purposes from a pension plan design change.

NORTHROP GRUMMAN CORPORATION

The table below reconciles segment operating income to total operating income:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Segment operating income	$782	$784	$1,571	$1,505
Segment operating margin rate	12.5%	12.0%	12.6%	11.3%
Unallocated corporate expenses	(39)	(38)	(62)	(48)
Net pension adjustment	35	99	67	202
Royalty income adjustment	(4)	(4)	(6)	(7)
Total operating income	$774	$841	$1,570	$1,652
Segment Operating Income
Segment operating income for the three months ended June 30, 2012, was comparable with the prior period at $782 million, and for the six months ended June 30, 2012, increased $66 million, or 4 percent. The segment operating margin rate increase was driven by improved segment performance on lower revenue.
The table below shows the variances from the prior year period, by sector:

$ in millions	Three Month Variance		Six Month Variance
Aerospace Systems	($28)	(9%)	($36)	(6%)
Electronic Systems	(8)	(3%)	59	11%
Information Systems	13	7%	24	6%
Technical Services	12	19%	14	11%
The segment operating income increase for the six months ended June 30, 2012, was driven by a number of factors including improved performance, mitigation of contract risks, cost reduction initiatives and portfolio shaping efforts, partially offset by lower sales volume. The increase in segment operating margin rate reflects this improved segment performance on lower revenue.
Unallocated Corporate Expenses
Unallocated corporate expenses generally include the portion of corporate expenses not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.
Net Pension Adjustment
The net pension adjustment reflects the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended June 30, 2012 and 2011, the net pension adjustment resulted in an increase to operating income of $35 million and $99 million, respectively. For the six months ended June 30, 2012 and 2011, the net pension adjustment resulted in an increase to operating income of $67 million and $202 million, respectively. The decrease in net pension adjustment for the three and six months ended June 30, 2012, as compared with the same periods in 2011, is primarily due to increased GAAP pension expense resulting from amortization of prior year actuarial losses and decreased pension expense allocated to the operating segments due to the design change in the company's defined benefit pension plans adopted in December 2011.
Royalty Income Adjustment
Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.
Interest Expense
Interest expense for the three months and six months ended June 30, 2012, decreased $1 million and $6 million, respectively, as compared with the same periods in 2011. The decrease for the six months is primarily due to the debt repayment of $750 million in the first quarter of 2011.
Federal and Foreign Income Tax Expense
The company's effective tax rate on earnings from continuing operations for the three and six months ended June 30, 2012, was 34.0 percent and 33.5 percent, compared with 34.0 percent and 34.3 percent for the three and six months ended June 30, 2011. The company's lower effective tax rate for the six months ended June 30, 2012 reflects

NORTHROP GRUMMAN CORPORATION

increased deductions for current year domestic manufacturing and additional deductions from filing amended tax returns for certain open tax years, which generated additional domestic manufacturing benefit, partially offset by the absence of research tax credits, which expired at the end of 2011.
Cash Provided By Continuing Operations
For the three months ended June 30, 2012, cash provided by continuing operations was $876 million, as compared with cash used in continuing operations of $34 million in the same period in 2011. For the six months ended June 30, 2012, cash provided by continuing operations was $771 million, as compared with $78 million in the same period in 2011. For both periods, the increase reflects the $500 million voluntary pension contribution in the second quarter of 2011, and lower working capital, primarily driven by increased collections on units-of-delivery contracts and timing of payments on accounts payable and accruals.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. This section discusses sales, segment operating income and margin rates by segment. The reconciliation of segment sales to total sales is provided in Note 4 to the condensed consolidated financial statements, with the difference being intersegment sales eliminations. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Operating Income section of the Consolidated Operating Results section above. On January 1, 2012, we transferred our missile business (primarily the Intercontinental Ballistic Missile (ICBM) program) from the Aerospace Systems segment to our Technical Services segment. The segment sales and segment operating income for the three and six months ended June 30, 2011, have been recast to reflect the missile business transfer. Sales of $119 million and $262 million, and segment operating income of $11 million and $25 million, were transferred from Aerospace Systems to Technical Services for the three and six months ended June 30, 2011, respectively.
AEROSPACE SYSTEMS
Business Description
Aerospace Systems, headquartered in Redondo Beach, California, is a leader in the design, development, integration and production of: manned and unmanned aircraft, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems. Aerospace Systems' customers, primarily U.S. government agencies, use these systems in many different mission areas, including: intelligence, surveillance and reconnaissance (ISR); communications; battle management; strike operations; electronic warfare; earth observation; space science; and space exploration. The segment consists of four business areas: Military Aircraft Systems; Unmanned Systems; Space Systems; and Advanced Programs & Technology.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Sales	$2,404	$2,473	$4,787	$5,066
Operating income	292	320	571	607
Operating margin rate	12.1%	12.9%	11.9%	12.0%
Current Quarter
Aerospace Systems sales for the three months ended June 30, 2012, decreased $69 million, or 3 percent, as compared with the same period in 2011. The decrease was primarily due to lower sales at Space Systems of $84 million and Military Aircraft Systems of $53 million, partially offset by higher sales at Advanced Programs & Technology and Unmanned Systems. The decline at Space Systems was primarily due to lower volume on restricted programs and the termination of a weather satellite program. The Military Aircraft Systems decrease was primarily related to the B-2, F-35 and F/A-18 programs. F-35 transitioned to the units-of-delivery revenue recognition method beginning with low rate initial production (LRIP) lot 5 in the second half of 2011. Lower volume on these programs was partially offset by higher volume on the E-2D Advanced Hawkeye aircraft program. The increase in Unmanned Systems revenue was primarily related to the Fire Scout and NATO AGS programs.
Operating income at Aerospace Systems for the three months ended June 30, 2012, decreased $28 million, or 9 percent, and operating margin rate totaled 12.1 percent, compared with 12.9 percent. Lower operating income and margin rate reflect lower sales volume described above, as well as the effect of the F/A-18 program's transition from the multi-year 2 contract to the lower margin multi-year 3 contract, and the favorable performance adjustment in the

NORTHROP GRUMMAN CORPORATION

prior period related to the National Polar-orbiting Operational Environmental Satellite System program restructure.
Year to Date
Aerospace Systems sales for the six months ended June 30, 2012, decreased $279 million, or 6 percent. The decrease is primarily due to lower sales at Military Aircraft Systems of $205 million and Space Systems of $177 million, partially offset by higher sales at Unmanned Systems and Advanced Programs & Technology. The Military Aircraft Systems decrease is primarily related to the F-35 program, as discussed above, and lower volume on the B-2 and F/A-18 programs, partially offset by higher volume on the E-2D Advanced Hawkeye program. The decline at Space Systems was primarily due to lower volume on restricted programs and the termination of a weather satellite program. The increase in Unmanned Systems revenue was primarily related to the Fire Scout and NATO AGS programs.
Operating income at Aerospace Systems for the six months ended June 30, 2012, decreased $36 million, or 6 percent, due to the lower sales volume described above, and operating margin rate of 11.9 percent was comparable to the prior year period.
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

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Sales	$1,744	$1,791	$3,468	$3,599
Operating income	276	284	580	521
Operating margin rate	15.8%	15.9%	16.7%	14.5%
Current Quarter
Electronic Systems sales for the three months ended June 30, 2012, decreased $47 million, or 3 percent, as compared with the same period in 2011. The decrease reflects the company's previously announced decision to de-emphasize its domestic postal automation business. Sales were also impacted by lower volume for international postal automation, laser systems and infrared countermeasures. Declines in these programs were partially offset by $77 million higher volume for space systems programs.
Operating income at Electronic Systems for the three months ended June 30, 2012, decreased $8 million, or 3 percent, consistent with the change in volume. Segment operating margin rate of 15.8 percent was comparable to the prior year period.
Year to Date
Electronic Systems sales for the six months ended June 30, 2012, decreased $131 million, or 4 percent. The decrease was primarily due to $106 million lower domestic postal automation sales resulting from our decision to de-emphasize that business, as well as lower volume for international postal automation, laser systems and tactical communications. This decline was partially offset by higher volume on space systems programs.
Operating income at Electronic Systems for the six months ended June 30, 2012, increased $59 million, or 11 percent and segment operating margin rate increased to 16.7 percent from 14.5 percent. The higher operating income and operating margin rate are primarily the result of $60 million of increased performance improvements on several programs at Intelligence, Surveillance, Reconnaissance & Targeting Systems and Land & Self Protection Systems in the first quarter of 2012.
INFORMATION SYSTEMS
Business Description
Information Systems, headquartered in McLean, Virginia, is a leading provider of advanced solutions for the Department of Defense, intelligence, federal civilian, state and local agencies, and international customers. Products

NORTHROP GRUMMAN CORPORATION

and services are focused on the fields of command, control, communications, computers and intelligence; cybersecurity; air and missile defense; airborne reconnaissance; intelligence processing; decision support systems; information technology; and systems engineering and integration. The segment consists of three business areas: Defense Systems; Intelligence Systems; and Civil Systems.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Sales	$1,856	$2,031	$3,700	$4,056
Operating income	202	189	407	383
Operating margin rate	10.9%	9.3%	11.0%	9.4%
Current Quarter
Information Systems sales for the three months ended June 30, 2012, decreased $175 million, or 9 percent, as compared with the same period in 2011. The decrease was driven by lower sales in all three business areas. The majority of the decrease in sales was from lower sales at Defense Systems of $104 million, primarily due to lower volume for the F-22 program and termination of the Joint Tactical Radio Systems Airborne, Maritime and Fixed (JTRS AMF) program, as well as timing of customer orders. Sales at Civil Systems were down primarily due to the sale of the County of San Diego contract, which reduced sales by $21 million. Lower sales at Intelligence Systems was primarily driven by program completions.
Operating income at Information Systems for the three months ended June 30, 2012, increased $13 million, or 7 percent, and operating margin rate increased to 10.9 percent from 9.3 percent. The higher operating income and operating margin rate were primarily due to performance improvements in Civil Systems, partially offset by the lower volume discussed above.
Year to Date
Information Systems sales for the six months ended June 30, 2012, decreased $356 million, or 9 percent. The decrease was driven by lower sales in all business areas. The majority of the decrease in sales was from lower sales of $199 million at Defense Systems, primarily due to the JTRS AMF program termination, lower in-theater funding on existing programs due to troop draw downs and lower volume on programs nearing completion. Sales at Civil Systems were down primarily due to the sale of the County of San Diego contract, which reduced sales by $51 million as compared with the same period in 2011.
Operating income at Information Systems for the six months ended June 30, 2012, increased $24 million, or 6 percent, and operating margin rate increased to 11.0 percent from 9.4 percent. The higher operating income and operating margin rate are primarily due to performance improvements in Civil Systems and Intelligence Systems, partially offset by the lower volume discussed above.
TECHNICAL SERVICES
Business Description
Technical Services, headquartered in Herndon, Virginia, is a leading provider of innovative and affordable logistics, modernization, and sustainment support, and also provides a wide array of other high technology services, including space, missile defense, nuclear security, training and simulation. The segment consists of three business areas: Defense & Government Services; Training Solutions; and Integrated Logistics & Modernization.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Sales	$783	$776	$1,533	$1,607
Operating income	74	62	144	130
Operating margin rate	9.5%	8.0%	9.4%	8.1%
Current Quarter
Technical Services sales for the three months ended June 30, 2012, increased $7 million, or 1 percent, as compared with the same period in 2011. The increase was due to higher sales at Integrated Logistics & Modernization of $37 million, partially offset by lower sales at Defense & Government Services of $27 million due to portfolio shaping

NORTHROP GRUMMAN CORPORATION

and lower volume on the ICBM program.
Operating income for the three months ended June 30, 2012, increased $12 million, or 19 percent, and operating margin rate increased to 9.5 percent from 8.0 percent. The higher operating income and operating margin rate were primarily due to risk reduction on a Department of Homeland Security (DHS) contract.
Year to Date
Technical Services sales for the six months ended June 30, 2012, decreased $74 million, or 5 percent. The decrease was primarily due to lower sales at Defense & Government Services of $79 million, due to portfolio shaping and lower volume on the ICBM program.
Operating income at Technical Services for the six months ended June 30, 2012, increased $14 million, or 11 percent, and operating margin rate increased to 9.4 percent from 8.1 percent. The higher operating income and operating margin rate were primarily due to improved performance on the KC-10 aircraft logistics and support contract and a risk reduction on a DHS contract, partially offset by lower sales volume as described above.
PRODUCT AND SERVICE ANALYSIS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Product sales	$3,399	$3,709	$6,740	$7,572
Product costs	2,604	2,860	5,131	5,863
% of product sales	76.6%	77.1%	76.1%	77.4%
Service sales	2,875	2,851	5,732	5,722
Service costs	2,316	2,303	4,630	4,655
% of service sales	80.6%	80.8%	80.8%	81.4%
As of December 31, 2011, the company revised its reporting of intersegment operating costs and expenses. See Note 4 to the condensed consolidated financial statements.
Current Quarter
Product costs as a percentage of product sales decreased 50 basis points for the three months ended June 30, 2012, as compared with the same period in 2011. The reduction in costs as a percentage of product sales relates to performance improvements in the Aerospace Systems and Electronic Systems sectors, substantially all of which relate to product sales.
Service costs as a percentage of service sales decreased 20 basis points for the three months ended June 30, 2012, as compared with the same period in 2011. The reduction in costs as a percentage of service sales relates to performance improvements in the Information Systems and Technical Services sectors, substantially all of which relate to service sales.
Year to Date
Product costs as a percentage of product sales decreased 130 basis points for the six months ended June 30, 2012, as compared with the same period in 2011. The reduction in costs as a percentage of product sales relates to performance improvements in the Aerospace Systems and Electronic Systems sectors, substantially all of which relate to product sales.
Service costs as a percentage of service sales decreased 60 basis points for the six months ended June 30, 2012, as compared with the same period in 2011. The reduction in costs as a percentage of service sales relates to performance improvements in the Information Systems and Technical Services sectors, substantially all of which relate to service sales.

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating costs and expenses by segment between product and service:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2012		2011		2012		2011
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,118	$1,875	$2,160	$1,903	$ 4,192	$ 3,718	$ 4,440	$ 3,944
Service	286	237	313	250	595	498	626	515
Electronic Systems
Product	1,351	1,127	1,480	1,246	2,699	2,220	2,961	2,527
Service	393	341	311	261	769	668	638	551
Information Systems
Product	68	57	140	132	138	118	254	236
Service	1,788	1,597	1,891	1,710	3,562	3,175	3,802	3,437
Technical Services
Product	2	1	115	104	7	5	261	236
Service	781	708	661	610	1,526	1,384	1,346	1,241
Segment Totals
Total Product	$3,539	$3,060	$3,895	$3,385	$ 7,036	$ 6,061	$ 7,916	$ 6,943
Total Service	3,248	2,883	3,176	2,831	6,452	5,725	6,412	5,744
Intersegment eliminations	(513)	(451)	(511)	(440)	(1,016)	(885)	(1,034)	(898)
Total segment(1)	$6,274	$5,492	$6,560	$5,776	$12,472	$10,901	$13,294	$11,789
(1) For the three months ended June 30, 2012, sales of $6.3 billion less segment operating costs and expenses of $5.5 billion equals segment operating income of $782 million. For the six months ended June 30, 2012, sales of $12.5 billion less segment operating costs and expenses of $10.9 billion equals segment operating income of $1.6 billion. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Operating Income section of the Consolidated Operating Results.
Segment Product Sales and Segment Product Costs
Current Quarter
Segment product sales for the three months ended June 30, 2012, decreased $356 million, as compared with the same period in 2011, primarily due to lower sales volume at the Electronic Systems and Information Systems segments, as well as the change in classification of the ICBM program at Technical Services as that contract has transitioned from modernization to predominantly sustainment services. The reduction in product sales at Electronic Systems and Information Systems is the result of the items described in the Segment Operating Results section above.
Segment product costs for the three months ended June 30, 2012, decreased by $325 million, as compared with the same period in 2011. The decrease in segment product costs drove the overall decline in product sales as discussed above. The majority of the decrease in product costs was at Electronic Systems, a reduction of $119 million, with the next largest decrease being at Technical Services, a reduction of $103 million. The decrease at Electronic Systems was mainly the reduced domestic and international postal automation costs and winding down of the F-22 program and lower volume on the C4ISR Network Systems (CNS) Army program. The reduction at Technical Services was due to the change in the classification of the ICBM program, as described above.
Year to Date
Segment product sales for the six months ended June 30, 2012, decreased $880 million, as compared with the same period in 2011, primarily due to lower sales volume at the Aerospace Systems and Electronic Systems segments, as well as the change in classification of the ICBM program at Technical Services as that contract has transitioned from modernization to predominantly sustainment services. The reductions in product sales at Aerospace Systems and Electronic Systems are the result of the items described in the Segment Operating Results section above.

NORTHROP GRUMMAN CORPORATION

Segment product costs for the six months ended June 30, 2012, decreased by $882 million, as compared to the same period in 2011. The decrease in segment product costs drove the overall decline in product sales as discussed above. The decrease in product costs is primarily due to the following sectors: Electronic Systems, a reduction of $307 million, with the next largest decrease at Technical Services, a reduction of $231 million, and Aerospace Systems with a reduction of $226 million. The decrease at Electronic Systems was mainly due to reduced domestic and international postal automation costs, winding down of the F-22 program and lower volume on the CNS Army program. The reduction at Technical Services was due to the change in the classification of the ICBM program, as described above. The reduction at Aerospace Systems was primarily due to lower volume on F-35, B-2 and F/A-18 aircraft programs and restricted space systems, as well as the termination of a weather satellite program.
Segment Service Sales and Segment Service Costs
Current Quarter
Segment service sales for the three months ended June 30, 2012, increased $72 million, as compared with the same period in 2011, and segment service costs for the three months ended June 30, 2012, increased $52 million. The increases were primarily due to the transitioning of the ICBM program from product to service at Technical Services and an increase at Electronic Systems due to an increase in classified space and targeting systems. These increases were offset partially by a decrease in service sales at Information Systems.
Year to Date
Segment service sales for the six months ended June 30, 2012, increased $40 million, as compared with the same period in 2011, and segment service costs for the six months ended June 30, 2012, decreased $19 million. The increases were primarily due to higher sales volume at Electronic Systems and the change in classification of the ICBM program at Technical Services, partially offset by lower sales volume at Information Systems.
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
Backlog consisted of the following at June 30, 2012, and December 31, 2011:

	June 30, 2012			December 31, 2011
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$11,855	$ 9,139	$20,994	$18,638
Electronic Systems	7,770	1,509	9,279	9,123
Information Systems	3,984	4,412	8,396	8,563
Technical Services	2,336	542	2,878	3,191
Total backlog	$25,945	$15,602	$41,547	$39,515
New Awards
The estimated value of contract awards booked during the six months ended June 30, 2012, was $14.6 billion. Significant new awards during this period include $1.6 billion for NATO AGS, $1.4 billion for the James Webb Space Telescope (JWST), $1.0 billion for E-2D Advanced Hawkeye and $623 million for Global Hawk.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating results into cash for deployment in our business and to maximize shareholder value. We actively manage our capital resources through working capital improvements, capital expenditures, strategic business acquisitions and divestitures, debt issuance and repayment,

NORTHROP GRUMMAN CORPORATION

required and voluntary pension contributions, and returning cash to shareholders through dividend payments and repurchases of common stock. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including net cash provided by operations, free cash flow, net debt-to-equity, and net debt-to-capital. We believe these measures are useful to investors in assessing our financial performance and condition.
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
The table below summarizes key components of cash flow provided by operating activities from continuing operations:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Net earnings	$480	$520	$986	$1,050
Net earnings from discontinued operations	—	—	—	(34)
Non-cash items(1)	150	215	269	379
Retiree benefit funding less than expense	60	(474)	137	(440)
Trade working capital change	186	(295)	(621)	(877)
Cash provided by (used in) continuing operations	$876	($ 34)	$771	$ 78

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes.
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
The table below reconciles cash provided by continuing operations to free cash flow from continuing operations:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2012	2011	2012	2011
Cash provided by (used in) continuing operations	$876	($ 34)	$771	$ 78
Less: capital expenditures	(51)	(94)	(132)	(217)
Free cash flow provided by (used in) continuing operations	$825	($128)	$639	($139)
Cash Flows
The following is a discussion of our major operating, investing and financing cash flows from continuing operations for the six months ended June 30, 2012 and 2011, as classified in the condensed consolidated statements of cash flows in Part I, Item 1.
Operating Activities
For the six months ended June 30, 2012, cash provided by continuing operations was $771 million, as compared with $78 million in the same period in 2011. The increase reflects the $500 million voluntary pension contribution in the second quarter of 2011, and lower working capital, primarily driven by increased collections on units-of-delivery contracts and timing of payments on accounts payable and accruals.
Investing Activities
Net cash provided by investing activities from continuing operations for the six months ended June 30, 2012, was $162 million, as compared with $1.3 billion in the same period of 2011. The $1.1 billion decrease in net cash provided by investing activities from continuing operations was primarily due to the $1.4 billion contribution

NORTHROP GRUMMAN CORPORATION

received from the spin-off of the shipbuilding business in 2011, partially offset by maturities of short-term investments in the first quarter of 2012.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2012, was $787 million, as compared with $1.9 billion in the same period of 2011. The $1.1 billion decrease in net cash used in financing activities was primarily due to debt repayments of $750 million in the first quarter 2011 and higher share repurchases in 2011.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2011 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
Accounting standards updates effective after June 30, 2012, are not expected to have a material effect on the company’s consolidated financial position or results of operations.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends” and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in our Form 10-K for the year ended December 31, 2011, as well as those identified in this report under Part II, Item 1A and other important factors disclosed in this report and from time to time in our other filings with the SEC.
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
CONTRACTUAL OBLIGATIONS
On July 6, 2012, the President signed the Moving Ahead for Progress in the 21st Century Act. This Act includes a provision that increases the interest rates used to determine plan sponsors' pension contributions for required funding purposes. Although the IRS has not yet released the new interest rates, we expect the new rates will significantly reduce our required pre-tax pension contributions for 2013 through 2016 by approximately $1.5 billion in the aggregate, as compared to the amount disclosed in our 2011 Annual Report on Form 10-K. Although the required pension contributions are decreasing through 2016, we may elect to make voluntary contributions, depending upon plan funded status, tax planning or other factors. Our analysis indicates that required pension contributions would rise subsequent to 2016, resulting in little net impact to cumulative required contributions over a 10-year period.
There have been no additional material changes to our contractual obligations from those discussed in our 2011 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2011 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as

NORTHROP GRUMMAN CORPORATION

amended) and have concluded that, as of June 30, 2012, these controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the three months ended June 30, 2012, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Note 7 to the condensed consolidated financial statements in Part I, Item 1 and in our 2011 Annual Report on Form 10-K.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. United States (U.S.) government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. government contracts or involving the loss of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in Note 7 to the condensed consolidated financial statements, we do not believe that the outcome of any matter pending against the Company, is likely to have a material adverse effect on the company's consolidated financial position as of June 30, 2012, or its annual results of operations or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A, of our 2011 Annual Report on Form 10-K.
Item 1A. Risk Factors
The following is an update to a risk factor described in our 2011 Annual Report on Form 10-K and should be read in conjunction with the risk factors therein.
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
In August 2011, Congress enacted the Budget Control Act of 2011 (the Budget Control Act) which, while raising the existing statutory limit on the amount of permissible federal debt, also committed the U.S. government to significantly reducing the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021, reducing federal spending by approximately $940 billion relative to the fiscal year 2012 Presidential Budget submission. It also established a Joint Committee of Congress (the Joint Committee) that was responsible for identifying an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011. The Joint Committee was unable to identify the additional deficit reductions by this deadline thereby triggering a second provision of the Budget Control Act called “sequestration,” which calls for very substantial automatic spending cuts split between defense and non-defense programs scheduled to start in 2013 and continue over a nine-year period. While members of Congress are discussing various options to prevent or defer sequestration and the automatic spending cuts scheduled to begin in January 2013, we cannot predict whether any such efforts will succeed.
We are unable to predict the impact that either identified or automatic cuts would have on funding for our individual programs. Long-term funding for certain programs in which we participate is likely to be reduced, delayed or canceled. In addition, these cuts could adversely affect the viability of the suppliers and

NORTHROP GRUMMAN CORPORATION

subcontractors under our programs. While we believe that our business is well-positioned in areas that the Department of Defense (DoD) has indicated are areas of focus for future defense spending, the impact of the Budget Control Act remains uncertain and our business and industry could be materially adversely affected. In January 2012, the Secretary of Defense announced a number of program changes and cancellations that are scheduled to take place over the next several years, in part to comply with certain provisions of the Budget Control Act. Certain of these program changes and cancellations are expected to have an impact on programs in which we participate.
The President's Budget for Fiscal Year 2013 has been submitted to Congress and includes a slight decline from fiscal year 2012 levels. During the ongoing Congressional budget process, we expect significant debate within the government regarding fiscal year 2013 defense spending, and the upcoming general election in November may also generate significant dialogue around the federal deficit and potential cuts in government spending. Budget decisions made in this environment could have long-term consequences for our company and the entire defense industry. In particular, should sequestration as currently mandated be implemented in January 2013, absent any other changes, it would have serious negative consequences for the security of our country, the defense industrial base, and the customers, employees, suppliers, investors, and communities that rely on the companies in the defense industrial base, including Northrop Grumman. There is currently no official planning guidance from the government regarding how sequestration would be implemented, if it were to go into effect. There are many variables in how the law could be implemented that will determine the specific impacts; however, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company.
There are no additional material changes to the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended June 30, 2012:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
April 1 through April 30, 2012	1,126,200	$61.28	1,126,200	$1,373
May 1 through May 31, 2012	936,800	58.69	936,800	1,318
June 1 through June 30, 2012	2,879,700	60.03	2,879,700	1,145
Total	4,942,700	$60.06	4,942,700	$1,145

(1)
On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. On April 25, 2011, after the company had repurchased $245 million of shares, the company’s board of directors authorized an increase to the remaining share repurchase authorization to $4.0 billion. As of June 30, 2012, the company had $1.1 billion remaining under this authorization for share repurchases.

(2)	Calculated as the average price paid per share under the respective repurchase program, including commissions paid.
Share repurchases take place at management’s discretion under pre-established non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations. In connection with the spin-off of HII, the company obtained a Private Letter Ruling from the Internal Revenue Service that generally limits our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expires on March 31, 2013. Due to share repurchases subsequent to the spin-off, the remaining number of shares that we can repurchase under this share repurchase limitation as of June 30, 2012, was approximately 38 million shares. Cash available from unusual transactions, such as the disposition of significant assets, should they arise, can be used to repurchase additional shares.

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
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 29, 2011 and filed April 4, 2011)

*3.1
Amended and Restated Certificate of Incorporation of Northrop Grumman Corporation dated May 29, 2012 (replaces Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 8-K filed May 17, 2012)

*3.2	Amended and Restated Bylaws of Northrop Grumman Corporation dated May 29, 2012 (replaces Amended and Restated Bylaws filed as Exhibit 3.2 to Form 8-K filed May 17, 2012)

*+10.1	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of May 1, 2012)

*+10.2	Non-Employee Director Compensation Term Sheet, effective May 15, 2012

*+10.3	Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2011 Long-Term Incentive Stock Plan, effective January 1, 2012

*+10.4	Retirement and Separation Agreement dated July 23, 2012 between Northrop Grumman Systems Corporation and Gary W. Ervin

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: July 24, 2012