Form 10-Q
period 2012-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2012-10-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer *

Non-accelerated filer * (Do not check if a smaller reporting company)	Smaller reporting company *
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes *	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of October 19, 2012, 245,443,909 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2012	2011	2012	2011
Sales
Product	$3,487	$3,780	$10,227	$11,352
Service	2,783	2,832	8,515	8,554
Total sales	6,270	6,612	18,742	19,906
Operating costs and expenses
Product	2,629	2,846	7,760	8,709
Service	2,333	2,352	6,963	7,007
General and administrative expenses	572	589	1,713	1,713
Operating income	736	825	2,306	2,477
Other (expense) income
Interest expense	(53)	(57)	(158)	(168)
Other, net	12	(13)	30	(8)
Earnings from continuing operations before income taxes	695	755	2,178	2,301
Federal and foreign income tax expense	236	235	733	765
Earnings from continuing operations	459	520	1,445	1,536
Earnings from discontinued operations, net of tax	—	—	—	34
Net earnings	$ 459	$ 520	$ 1,445	$ 1,570

Basic earnings per share
Continuing operations	$ 1.86	$ 1.89	$ 5.77	$ 5.43
Discontinued operations	—	—	—	0.12
Basic earnings per share	$ 1.86	$ 1.89	$ 5.77	$ 5.55
Weighted-average common shares outstanding, in millions	247.2	274.9	250.4	283.1

Diluted earnings per share
Continuing operations	$ 1.82	$ 1.86	$ 5.67	$ 5.34
Discontinued operations	—	—	—	0.11
Diluted earnings per share	$ 1.82	$ 1.86	$ 5.67	$ 5.45
Weighted-average diluted shares outstanding, in millions	252.1	279.3	255.0	287.9

Net earnings (from above)	$ 459	$ 520	$ 1,445	$ 1,570
Other comprehensive income
Change in cumulative translation adjustment	12	(25)	3	2
Change in unrealized gain on marketable securities and cash flow hedges, net of tax	(1)	—	(1)	(2)
Change in unamortized benefit plan costs, net of tax	50	22	154	57
Other comprehensive income, net of tax	61	(3)	156	57
Comprehensive income	$ 520	$ 517	$ 1,601	$ 1,627
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	September 30,	December 31,
$ in millions	2012	2011
Assets
Cash and cash equivalents	$ 3,525	$ 3,002
Accounts receivable, net of progress payments	2,973	2,964
Inventoried costs, net of progress payments	627	873
Deferred tax assets	560	496
Prepaid expenses and other current assets	217	411
Total current assets	7,902	7,746
Property, plant and equipment, net of accumulated depreciation of $4,164 in 2012 and $3,933 in 2011	2,895	3,047
Goodwill	12,373	12,374
Non-current deferred tax assets	680	900
Other non-current assets	1,412	1,344
Total assets	$25,262	$25,411

Liabilities
Trade accounts payable	$ 1,194	$ 1,481
Accrued employee compensation	1,036	1,196
Advance payments and billings in excess of costs incurred	1,838	1,777
Other current liabilities	1,622	1,681
Total current liabilities	5,690	6,135
Long-term debt, net of current portion	3,931	3,935
Pension and post-retirement benefit plan liabilities	3,754	4,079
Other non-current liabilities	940	926
Total liabilities	14,315	15,075

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2012—245,691,965; 2011—253,889,622	246	254
Paid-in capital	3,296	3,873
Retained earnings	10,739	9,699
Accumulated other comprehensive loss	(3,334)	(3,490)
Total shareholders’ equity	10,947	10,336
Total liabilities and shareholders’ equity	$25,262	$25,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2012	2011
Operating activities
Sources of cash—continuing operations
Cash received from customers
Collections on billings	$15,632	$16,527
Progress payments	3,233	3,119
Other cash receipts	67	103
Total sources of cash—continuing operations	18,932	19,749
Uses of cash—continuing operations
Cash paid to suppliers and employees	(16,015)	(17,131)
Pension contributions	(349)	(572)
Interest paid, net of interest received	(177)	(205)
Income taxes paid, net of refunds received	(760)	(791)
Excess tax benefits from stock-based compensation	(41)	(24)
Other cash payments	(7)	—
Total uses of cash—continuing operations	(17,349)	(18,723)
Cash provided by continuing operations	1,583	1,026
Cash used in discontinued operations	—	(232)
Net cash provided by operating activities	1,583	794
Investing activities
Continuing operations
Maturities of short-term investments	250	—
Capital expenditures	(196)	(326)
Contribution received from the spin-off of shipbuilding business	—	1,429
Other investing activities, net	7	49
Cash provided by investing activities from continuing operations	61	1,152
Cash used in investing activities from discontinued operations	—	(63)
Net cash provided by investing activities	61	1,089
Financing activities
Common stock repurchases	(846)	(1,598)
Cash dividends paid	(401)	(414)
Proceeds from exercises of stock options	153	97
Excess tax benefits from stock-based compensation	41	24
Payments of long-term debt	—	(750)
Other financing activities, net	(68)	3
Net cash used in financing activities	(1,121)	(2,638)
Increase (decrease) in cash and cash equivalents	523	(755)
Cash and cash equivalents, beginning of year	3,002	3,701
Cash and cash equivalents, end of period	$ 3,525	$ 2,946
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Nine Months Ended September 30
$ in millions	2012	2011
Reconciliation of net earnings to net cash provided by operating activities
Net earnings	$1,445	$1,570
Net earnings from discontinued operations	—	(34)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	325	334
Amortization	46	53
Stock-based compensation	111	97
Excess tax benefits from stock-based compensation	(41)	(24)
(Increase) decrease in assets:
Accounts receivable, net	(27)	(20)
Inventoried costs, net	224	22
Prepaid expenses and other assets	(90)	11
Increase (decrease) in liabilities:
Accounts payable and accruals	(370)	(848)
Deferred income taxes	47	205
Income taxes payable	32	4
Retiree benefits	(99)	(416)
Other, net	(20)	72
Cash provided by continuing operations	1,583	1,026
Cash used in discontinued operations	—	(232)
Net cash provided by operating activities	$1,583	$ 794
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30
$ in millions, except per share amounts	2012	2011
Common stock
Beginning of year	$ 254	$ 291
Common stock repurchased	(14)	(28)
Stock awards and options	6	3
End of period	246	266
Paid-in capital
Beginning of year	3,873	7,778
Common stock repurchased	(831)	(1,626)
Stock awards and options	249	182
Spin-off of shipbuilding business	5	(1,874)
End of period	3,296	4,460
Retained earnings
Beginning of year	9,699	8,124
Net earnings	1,445	1,570
Dividends declared	(405)	(414)
End of period	10,739	9,280
Accumulated other comprehensive loss
Beginning of year	(3,490)	(2,757)
Other comprehensive income, net of tax	156	57
Spin-off of shipbuilding business	—	524
End of period	(3,334)	(2,176)
Total shareholders’ equity	$10,947	$11,830
Cash dividends declared per share	$ 1.60	$ 1.47
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
The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is management’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar, in which we close our books on a Friday near these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. This practice is only used at interim periods within a reporting year.
Accounting Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation thereof requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared using the most current and best available information; however, actual results could differ materially from those estimates.
The majority of our contracts are accounted for under the percentage-of-completion method. For such contracts, changes in estimates of contract sales, costs and profits are recognized using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes in contract performance as if the revised estimate had been used since contract inception. Changes in contract estimates occur for a variety of reasons, including changes in: contract scope, estimated contract revenue, contract cost estimates due to unanticipated cost growth or the resolution of contract risks at lower cost than anticipated, and contract overhead costs or general and administrative expenses over the performance period. The company has an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. As the company's business involves performing on a broad portfolio of long-term contracts, generally involving complex customized products and services, changes in estimates occur routinely over the contract performance period.
Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. During the three and nine months ended September 30, 2012, aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $214 million ($0.55 per diluted share) and $701 million ($1.79 per diluted share), respectively. During the three and nine months ended September 30, 2011, such changes in contract estimates increased operating income by $196 million ($0.45 per diluted share) and $541 million ($1.22 per diluted share), respectively. No discrete event or adjustment to an individual contract was material to the condensed consolidated statements of earnings and comprehensive income for any of these periods.
Related Party Transactions
For all periods presented, the company had no material related party transactions.

NORTHROP GRUMMAN CORPORATION

Accounting Standards Updates
Accounting standards updates effective after September 30, 2012, are not expected to have a material effect on the company’s consolidated financial position or results of operations.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	September 30, 2012	December 31, 2011
Unamortized benefit plan costs, net of tax benefit of $2,184 as of September 30, 2012, and $2,289 as of December 31, 2011	($3,333)	($3,487)
Cumulative translation adjustment	(1)	(4)
Net unrealized gain on marketable securities and cash flow hedges, net of tax expense	—	1
Total accumulated other comprehensive loss	($3,334)	($3,490)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $3.7 billion and $3.9 billion as of September 30, 2012, and December 31, 2011, respectively. Net actuarial gains or losses principally arise from gains or losses on plan assets due to variations in the fair market value of the underlying assets and changes in the benefit obligation due to changes in actuarial assumptions, primarily changes in the discount rate.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
Basic earnings per share from both continuing and discontinued operations are calculated by dividing the respective earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.9 million shares and 4.6 million shares for the three and nine months ended September 30, 2012, respectively. The dilutive effect of these securities totaled 4.4 million shares and 4.8 million shares for the three and nine months ended September 30, 2011, respectively. The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2012, exclude anti-dilutive stock options to purchase approximately 1.3 million shares and 2.7 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the period. The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2011, excludes anti-dilutive stock options to purchase approximately 3.6 million shares and 2.8 million shares, respectively.
Share Repurchases
The table below summarizes the company’s share repurchases:

				Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Repurchased (in millions)	Average Price Per Share(2)	Nine Months Ended September 30
				2012	2011
June 16, 2010(1)	$5,350	57.8	$58.46	13.6	28.4

(1)
In June 2010, our board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. Following this initial authorization, our board of directors increased the remaining repurchase authorization to $4.0 billion in April 2011 and again increased the remaining repurchase authorization to $2.0 billion in September 2012. As of September 30, 2012, our repurchases under the program totaled $3.4 billion, and $2.0 billion remained under this share repurchase authorization. The repurchase program will expire when we have used all authorized funds for repurchase.

(2)	Includes commissions paid.

NORTHROP GRUMMAN CORPORATION

Share repurchases take place at management's discretion under pre-established, non-discretionary programs, depending on market conditions, in the open market, or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.
In connection with the spin-off of the former shipbuilding business (see Note 3), the company obtained a Private Letter Ruling from the Internal Revenue Service that generally limits our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expires on March 31, 2013. Since the spin-off we have repurchased approximately 54 million shares of our common stock, and as of September 30, 2012, approximately 34 million shares remained under the Private Letter Ruling limitation. Cash available from unusual transactions, such as the disposition of significant assets, should they arise, can be used to repurchase additional shares.
Dividends on Common Stock
In May 2012, the company increased the quarterly common stock dividend to $0.55 per share from the previous amount of $0.50 per share.
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
In connection with the spin-off, the company incurred $28 million of non-deductible transaction costs in the nine months ended September 30, 2011, which were included in discontinued operations.
Discontinued Operations
Earnings for the former shipbuilding business and an adjustment to the gain from a previous divestiture recognized in the nine months ended September 30, 2011, are reported as discontinued operations, as presented in the following table:

$ in millions
Sales	$1,646
Earnings from discontinued operations	59
Income tax expense	(26)
Earnings, net of tax	33
Gain on previous divestiture, net of income tax expense of $1	1
Earnings from discontinued operations, net of tax	$ 34
There were no assets or liabilities related to these discontinued operations included in the condensed consolidated statements of financial position as of September 30, 2012, or December 31, 2011.

NORTHROP GRUMMAN CORPORATION

4.    SEGMENT INFORMATION
The company is aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. The United States (U.S.) government is the primary customer for all four of our segments.
The company, from time to time, acquires or disposes of businesses and realigns contracts, programs or business areas among and within its operating segments. Portfolio shaping and internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The change in goodwill represents goodwill allocated to a business divested from the Information Systems segment during the three months ended June 30, 2012, offset by a business acquisition in September 2012, the operations of which will be included in the Information Systems segment.
Segment Realignment
On January 1, 2012, the company transferred its missile business (principally the Intercontinental Ballistic Missile (ICBM) program), from Aerospace Systems to Technical Services. In connection with this realignment, $51 million of goodwill was transferred from Aerospace Systems to Technical Services. The segment sales and segment operating income for the three and nine months ended September 30, 2011, have been recast to reflect the missile business transfer. Sales of $117 million and $379 million for the three and nine months ended September 30, 2011, respectively, were transferred from Aerospace Systems to Technical Services. Segment operating income of $9 million and $34 million for the three and nine months ended September 30, 2011, respectively, were transferred from Aerospace Systems to Technical Services.
Intersegment Eliminations
As of December 31, 2011, the company revised its reporting of intersegment operating costs and expenses, whereby intersegment costs are now reported based on the predominant attributes of the customer contract, rather than the attributes of the intersegment work performed. As a result, in the condensed consolidated statements of earnings and comprehensive income, product costs have been retrospectively increased by $146 million and $505 million for the three and nine months ended September 30, 2011, respectively, and service costs have been retrospectively decreased by the same amounts, while consolidated sales, operating costs and expenses, segment operating income and operating income remain unchanged.

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Sales
Aerospace Systems	$2,586	$2,455	$ 7,373	$ 7,521
Electronic Systems	1,707	1,905	5,175	5,504
Information Systems	1,776	1,955	5,476	6,011
Technical Services	748	796	2,281	2,403
Intersegment eliminations	(547)	(499)	(1,563)	(1,533)
Total sales	6,270	6,612	18,742	19,906
Operating income
Aerospace Systems	288	295	859	902
Electronic Systems	279	293	859	814
Information Systems	170	187	577	570
Technical Services	62	63	206	193
Intersegment eliminations	(69)	(61)	(200)	(197)
Total segment operating income	730	777	2,301	2,282
Reconciliation to operating income:
Unallocated corporate expenses	(27)	(48)	(89)	(96)
Net FAS/CAS pension adjustment	34	100	101	302
Royalty income adjustment	(1)	(4)	(7)	(11)
Total operating income	$ 736	$ 825	$ 2,306	$ 2,477
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable U.S. government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments. Such costs generally consist of a portion of management and administration, legal, environmental, certain compensation costs, certain retiree benefits, and other expenses.
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS pension adjustment is the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. The decreases in net FAS/CAS pension adjustment for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, are primarily due to increased GAAP pension expense resulting from amortization of prior year actuarial losses.
Royalty Income Adjustment
The royalty income adjustment reflects the reclassification of royalty income to other income for financial reporting purposes.
5.    INCOME TAXES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Federal and foreign income tax expense	236	235	733	765
Effective income tax rate	34.0%	31.1%	33.7%	33.2%
The company's higher effective tax rates for the three and nine months ended September 30, 2012, reflect the change in net tax related primarily to the absence of research tax credits, which expired at the end of 2011, and the finalization of prior year tax returns. For the three months ended September 30, 2011, the company recognized net

NORTHROP GRUMMAN CORPORATION

tax benefits of $14 million, primarily due to finalizing the research and development tax credits and manufacturing deductions claimed upon filing the 2010 tax return.
The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Internal Revenue Service is currently conducting an examination of the company’s tax returns for the years 2007 through 2011. Open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
6.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents fair value information for those assets and liabilities measured at fair value on a recurring basis:

	September 30, 2012		December 31, 2011
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$ 249	$ 249	$ 219	$ 219
Available-for-sale	3	3	4	4
Held-to-maturity time deposits	—	—	250	250
Derivatives	1	1	7	7
Long-term debt, including current portion	(3,936)	(4,902)	(3,940)	(4,675)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended September 30, 2012.
The carrying amounts of all other financial instruments not shown above approximate fair value due to their short-term nature.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund long-term deferred compensation programs, consisting of equity securities that are classified as either trading or available-for-sale, which can be liquidated without restriction. These assets are recorded at fair value and are valued using Level 1 inputs (quoted market prices). In addition, the company occasionally holds short-term investments classified as held-to-maturity that are recorded at cost. Marketable securities as of September 30, 2012, were included in other non-current assets in the condensed consolidated statements of financial position. As of December 31, 2011, marketable securities of $250 million were included in prepaid expenses and other current assets and $223 million were included in other non-current assets in the condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists solely of foreign currency forward contracts. The notional values at September 30, 2012, and December 31, 2011, were $156 million and $233 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value, and substantially all of these instruments are valued using Level 2 inputs.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to earnings from continuing operations upon the settlement of the underlying transactions. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income. The derivative fair values and related unrealized gains/losses at September 30, 2012, and December 31, 2011, were not material.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

NORTHROP GRUMMAN CORPORATION

7.    LITIGATION, INVESTIGATIONS AND CLAIMS
Litigation
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. Over the past two years, the company has submitted three certified claims to the USPS related to this program seeking approximately $179 million. Some of the company's claims are for unpaid portions of the contract price (approximately $63 million) and direct costs incurred. Other claims are based on the company's assertions that through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. With limited exceptions, the USPS Contracting Officer denied the company's three certified claims. On April 13, 2012, when the Contracting Officer denied most of the company's last two claims, he also asserted claims against the company in the net amount of approximately $341 million. The USPS claims appear to the company to be primarily that, due to delays in performance, the USPS was damaged because it did not realize certain cost savings it expected from deploying the systems earlier. The company's lawsuit seeks damages up to approximately $179 million under various theories of liability; it also disputes the claims asserted by the USPS Contracting Officer. The United States has not yet responded to the company's complaint, with an answer, counterclaim and/or other filing. Although the ultimate outcome of this litigation, including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue this matter.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date and other than with respect to the FSS matter, which is discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's consolidated financial position as of September 30, 2012, or its annual results of operations or cash flows.
8.    COMMITMENTS AND CONTINGENCIES
Contract Performance Contingencies
Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. As of September 30, 2012, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.
Contract Terminations
The company’s U.S. government contracts generally contain provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If the contract is terminated for default, the contractor may not be entitled to recover any of its costs on partially completed work and may be liable to the government for any excess re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the U.S. government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred under the contract prior to the effective date of termination, plus a reasonable profit and settlement expenses. The company does not have any contract terminations in process that would have a material effect on our consolidated financial position or results of operations at September 30, 2012.
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

NORTHROP GRUMMAN CORPORATION

some cases, however, the company is required to guarantee the performance of the Business Arrangements and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangements.
At September 30, 2012, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s expected exposure to the matters raised by the U.S. government. Such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The company believes that it has adequately reserved for any disputed amounts and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of September 30, 2012, or its annual results of operations or cash flows.
Environmental Matters
The estimated cost to complete remediation has been accrued where the company believes, based on the facts and circumstances known to the company, that it is probable that the company will incur costs to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency, or similarly designated by other environmental agencies. As of September 30, 2012, management estimates that the range of reasonably possible future costs for environmental remediation is between $310 million and $737 million, before considering the amount recoverable through overhead charges on U.S. government contracts. At September 30, 2012, the amount accrued for probable environmental remediation costs was $335 million, of which $87 million is accrued in other current liabilities and $248 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on U.S. government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of September 30, 2012, $57 million is deferred in inventoried costs and $139 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's consolidated financial position as of September 30, 2012, or its annual results of operations or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses stand-by letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2012, there were $207 million of stand-by letters of credit, $225 million of bank guarantees, and $93 million of surety bonds outstanding.
Indemnifications
The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of September 30, 2012, or its annual results of operations or cash flows.
Operating Leases
Rental expense for operating leases, excluding discontinued operations, for the three and nine months ended September 30, 2012, was $80 million and $260 million, respectively, and was $111 million and $326 million for the three and nine months ended September 30, 2011, respectively. These amounts are net of immaterial amounts of sublease rental income.
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

NORTHROP GRUMMAN CORPORATION

9.    RETIREMENT BENEFITS
The cost of the company’s pension plans and post-retirement medical and life benefit plans are shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2012	2011	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$131	$130	$ 8	$ 8	$ 392	$ 390	$25	$24
Interest cost	296	305	28	29	888	915	82	87
Expected return on plan assets	(427)	(423)	(17)	(16)	(1,281)	(1,269)	(51)	(48)
Amortization of:
Prior service cost (credit)	(15)	6	(13)	(13)	(44)	18	(38)	(39)
Net loss from previous years	107	41	5	3	321	123	15	9
Other	—	—	—	—	2	—	—	—
Net periodic benefit cost	$ 92	$ 59	$11	$11	$ 278	$ 177	$33	$33
Employer Contributions
The company’s required minimum funding in 2012 for its defined benefit pension plans and its post-retirement medical and life benefit plans is approximately $65 million and $120 million, respectively. For the nine months ended September 30, 2012, contributions of $349 million have been made to the company’s defined benefit pension plans, including a voluntary pension contribution totaling $300 million, and contributions of $75 million have been made to the company’s post-retirement medical and life benefit plans.
The company also sponsors defined contribution plans. For the three months ended September 30, 2012, and 2011, contributions of $66 million and $64 million, respectively, were made to these plans. For the nine months ended September 30, 2012 and 2011, contributions of $218 million and $225 million, respectively, were made to these plans.
10.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
On February 15, 2012, the company granted certain employees 0.5 million restricted stock rights (RSRs) and 1.2 million restricted performance stocks rights (RPSRs) under the company's long-term incentive stock plan, with a grant date aggregate fair value of $102 million. The RSRs will vest on the third anniversary of the grant date, while the RPSRs will vest and pay out based on the achievement of financial metrics for the three-year period ending December 31, 2014.
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
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2012, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.
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
October 23, 2012

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company providing innovative systems, products and solutions in unmanned systems, cybersecurity, C4ISR, and logistics and modernization to government and commercial customers worldwide through four sectors: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government services technology programs in the United States (U.S.) and abroad as a prime contractor, principal subcontractor, partner, or preferred supplier. We conduct the majority of our business with the U.S. government, principally the Department of Defense (DoD). We also conduct business with foreign, state, and local governments, as well as domestic and international commercial customers.
The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2011 Annual Report on Form 10-K, which provides a more thorough discussion of our systems, products and solutions; environment; industry outlook; and business trends. See further discussions in the Consolidated Operating Results and Segment Operating Results sections that follow.
Political and Economic Environment
The U.S. Government is facing substantial fiscal and economic challenges that are affecting funding for its non-discretionary and discretionary budgets. The Budget Control Act of 2011 (Budget Control Act) reduced defense budgets by at least $487 billion over the next ten years. The President's proposed Fiscal Year (FY) 2013 Budget represents a slight decline for defense from FY 2012. Congress has not passed the FY 2013 budget, but has ratified a six-month continuing resolution that funds the U.S. Government through March 27, 2013. This continuing resolution provides for discretionary spending levels in accordance with the Budget Control Act and represents a slight increase over the FY 2012 budget.
The Congressional budget process has been marked by significant debate regarding FY 2013 defense spending. The Budget Control Act calls for additional substantial, mandatory defense spending reductions, known as "sequestration," if Congress is unable to agree on a budget that conforms with the Budget Control Act requirements. Should sequestration as currently mandated be implemented in January 2013, absent any other changes, it would have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on the companies in the defense industrial base.
There continues to be much uncertainty regarding how sequestration would be implemented, if it were to go into effect. There are many variables in how the law could be applied that make it difficult to determine the specific impacts; however, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Such circumstances may also result in an impairment of our goodwill.
While members of Congress are discussing various options to prevent or defer sequestration's automatic spending cuts, we cannot predict whether these efforts will succeed. The outcome of the general election in November may also generate significant dialogue around the federal deficit and potential cuts in government spending. Budget decisions made in this environment could have long-term consequences for our company and the entire defense industry.
In addition to budgetary constraints, including under the Budget Control Act, we expect defense spending to be affected by the draw down of U.S. force levels tied to current major overseas deployments. As overall defense spending declines, the DoD is continuing to re-evaluate the role and structure of the U.S. military. Earlier this year, the DoD announced a new defense strategy intended to guide its priorities and budgeting decisions. The new guidance calls for the U.S. military to project power globally and operate effectively in all domains, including cybersecurity, and it places particular emphasis on Asia Pacific as an area of strategic focus. The Secretary of Defense also proposed a number of program changes and cancellations that, if implemented, would impact programs in which we participate (such as Block 30 Global Hawk and the F-35 program).
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

NORTHROP GRUMMAN CORPORATION

communications, enhanced situational awareness, satellite systems, restricted programs, cybersecurity, technical services and information technology contracts, as well as numerous international and homeland security programs.
Recent Developments in U.S. Government Cost Accounting Standards (CAS) Pension Recovery Rules
On December 27, 2011, the CAS Board published a final rule revising CAS 412, “Composition and Measurement of Pension Cost,” and CAS 413, “Adjustment and Allocation of Pension Cost.” These revisions partially harmonize the measurement and period of assignment of defined benefit pension plan costs allocable to U.S. government contracts, and the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), as amended, as required by the Pension Protection Act (PPA) of 2006. The rule should better align, but not eliminate, mismatches between ERISA funding requirements and CAS pension costs for U.S. government CAS covered contracts. Under the final rule, there is a five-year transition period, during which an increasing percentage of the harmonization effect is recognized, starting from 0 percent in the first year of applicability (when relatively minor changes in amortization periods for gains and losses become applicable) to 100 percent in the fifth year and thereafter. The rule became effective on February 27, 2012, (the “effective date”) with 2013 being the first year of applicability of the revised rule for any of the changes to the company's cost accounting practices required by the rule. Price proposals for CAS covered contracts awarded on or after the effective date consider the effects of the rule. For CAS covered contracts that were awarded prior to the effective date, contractors are entitled to an equitable adjustment for any additional CAS basis contract costs resulting from implementation of the final rule. We are currently assessing the amounts and timing of equitable adjustments due to the Company. Such adjustments will be subject to negotiation and cannot be determined with certainty at this time.
Operating Performance Assessment and Reporting
We manage and assess the performance of our business based on our performance on contracts and programs (two or more closely-related contracts), with consideration given to the Critical Accounting Policies, Estimates and Judgments described in Part II, Item 7 of our 2011 Annual Report on Form 10-K. Revenue on our portfolio of long-term contracts is generally recognized using the percentage of completion method, therefore sales tend to fluctuate in concert with costs across our large portfolio of contracts. Due to Federal Acquisition Regulations (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as manufacturing, engineering, and design labor costs, subcontractor costs, material costs, overhead costs, and general and administrative costs), as much as we do on total contract costs, which is the key driver of both sales and operating income.
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
Our business and program management organizations are comprised of skilled professional managers whose objective is to satisfy the customer's expectations, deliver high quality products and services, and manage contract risks and opportunities to achieve an appropriate operating income margin rate on the contract. Our comprehensive business and contract management process involves personnel from the planning, production control, contracts, cost management and supply chain. As part of this overall contract management function, these personnel monitor compliance with our critical accounting policies related to contract accounting and compliance with U. S. government regulations. Contract operating income and period-to-period contract operating income margin rates are adjusted over the contract performance period to reflect changes in the risks and opportunities affecting the contract. Such adjustments may have a favorable or unfavorable effect on operating income margin depending upon the specific conditions affecting each contract.
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

NORTHROP GRUMMAN CORPORATION

production/service activity levels or delivery rates. Performance refers to changes in contract margin rates for the period, primarily related to the changes in estimates referred to above.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2012	2011	2012	2011
Sales	$6,270	$6,612	$18,742	$19,906
Operating costs and expenses	5,534	5,787	16,436	17,429
Operating income	736	825	2,306	2,477
Operating margin rate	11.7%	12.5%	12.3%	12.4%
Interest expense	(53)	(57)	(158)	(168)
Federal and foreign income tax expense	236	235	733	765
Effective income tax rate	34.0%	31.1%	33.7%	33.2%
Diluted earnings per share	1.82	1.86	5.67	5.45
Cash provided by continuing operations	$ 812	$ 948	$ 1,583	$ 1,026
Segment operating income, as reconciled below, is a non-GAAP measure and is used by management as an internal measure of financial performance of our individual operating segments.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Segment operating income	730	777	2,301	2,282
Segment operating margin rate	11.6%	11.8%	12.3%	11.5%
The table below reconciles segment operating income to total operating income:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Segment operating income	$730	$777	$2,301	$2,282
Net FAS/CAS pension adjustment	34	100	101	302
Unallocated corporate expenses	(27)	(48)	(89)	(96)
Royalty income adjustment	(1)	(4)	(7)	(11)
Total operating income	$736	$825	$2,306	$2,477
Consolidated operating results for the three months and nine months ended September 30, 2012, reflect our customer's overall lower spending levels, lower sales due to our portfolio shaping actions and our focus on working capital. Our margin rates and cash provided by operating activities demonstrate strong operating performance, and our continued focus on performance and affordability, as further discussed below.
Sales
Sales for the three and nine months ended September 30, 2012, decreased $342 million, or 5 percent, and $1.2 billion, or 6 percent, respectively, as compared with the same periods in 2011.

NORTHROP GRUMMAN CORPORATION

The table below shows the variances in sales from the prior year period, by segment:

$ in millions	Three Month Variance		Nine Month Variance
Aerospace Systems	$131	5%	($148)	(2%)
Electronic Systems	(198)	(10%)	(329)	(6%)
Information Systems	(179)	(9%)	(535)	(9%)
Technical Services	(48)	(6%)	(122)	(5%)
For further information by segment refer to Segment Operating Results below, and for product and service detail, refer to the Product and Service Analysis section that follows Segment Operating Results.
Operating Costs and Expenses
Operating costs and expenses are primarily comprised of labor, material, subcontractor and overhead costs, and are generally allocated to contracts as they are incurred. In accordance with industry practice and the regulations that govern cost accounting requirements for government contracts, most general corporate expenses incurred at the segment and corporate locations are considered allowable and allocable costs. For most components of the company, these general and administrative costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost.
Operating costs and expenses consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Product and service costs	$4,962	$5,198	$14,723	$15,716
General and administrative	572	589	1,713	1,713
Operating costs and expenses	$5,534	$5,787	$16,436	$17,429
Product and service costs for the three months ended September 30, 2012, decreased $236 million, or 5 percent, as compared with the same period in 2011, consistent with the sales decline. The primary driver of the reduction in product and service costs was reduced volume at Electronic Systems and Information Systems. General and administrative expenses as a percentage of total sales increased to 9.1 percent for the three months ended September 30, 2012, from 8.9 percent for the same period in 2011, primarily due to the sales decrease from prior year.
Product and service costs for the nine months ended September 30, 2012, decreased $993 million, or 6 percent, as compared with the same period in 2011, consistent with the sales decline. The primary driver of the reduction in product and service costs is reduced volume at all four of our segments, with Electronic Systems and Information Systems driving the majority of the decrease. General and administrative expenses as a percentage of total sales increased to 9.1 percent for the nine months ended September 30, 2012, from 8.6 percent for the same period in 2011, primarily due to the sales decrease from prior year.
For the product and service costs detail, see the Product and Service Analysis section that follows.
Operating Income
We define operating income as sales less operating costs and expenses, which includes general and administrative expenses. We also further evaluate operating income for each of the business segments in which we operate. Segment operating income reflects the aggregate performance results of contracts within a business area or segment. Excluded from this measure are certain corporate-level expenses that are not considered allowable or allocable under applicable CAS and FAR, and net FAS/CAS pension differences.

NORTHROP GRUMMAN CORPORATION

Changes in estimated sales, operating costs and expenses, and the resulting operating income related to our contracts accounted for using the percentage-of-completion method are recorded using the cumulative catch-up method of accounting. The aggregate effects of these favorable and unfavorable changes in estimates across our portfolio of contracts can have a significant effect upon our reported sales and operating income in each of our reporting periods. For the three and nine months ended September 30, 2012 and 2011, we recognized operating income adjustments as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Favorable adjustments	$277	$297	$886	$802
Unfavorable adjustments	(63)	(101)	(185)	(261)
Net operating income adjustments	$214	$196	$701	$541
Our cost management and contract performance management activities have led to overall improved contract performance.
Segment Operating Income
Segment operating income for the three months ended September 30, 2012, decreased $47 million, or 6 percent, and for the nine months ended September 30, 2012, increased $19 million, or 1 percent.
The table below shows the variances in segment operating income from the prior year period, by segment:

$ in millions	Three Month Variance		Nine Month Variance
Aerospace Systems	($ 7)	(2%)	($43)	(5%)
Electronic Systems	(14)	(5%)	45	6%
Information Systems	(17)	(9%)	7	1%
Technical Services	(1)	(2%)	13	7%
The segment operating income decrease for the three months ended September 30, 2012, was principally driven by the lower sales volume. These impacts were partially offset by higher net operating income adjustments due to improved contract performance resulting from our cost management and contract performance management activities.
The segment operating income increase for the nine months ended September 30, 2012, includes higher net operating adjustments due to improved contract performance resulting from our cost management and contract performance improvement activities. Portfolio shaping also contributed to higher segment operating income. These increases were partially offset by the lower sales volume, as well as the F/A-18 program's transition from the multi-year 2 contract to the lower margin multi-year 3 contract.
Net FAS/CAS Pension Adjustment
The net FAS/CAS pension adjustment is pension expense determined in accordance with GAAP less pension expense allocated to the operating segments determined in accordance with CAS. For the three months ended September 30, 2012 and 2011, the net FAS/CAS pension adjustment resulted in an increase to total operating income of $34 million and $100 million, respectively. For the nine months ended September 30, 2012 and 2011, it resulted in an increase to total operating income of $101 million and $302 million, respectively. The decrease in net FAS/CAS pension adjustment for both the three and nine month periods, is primarily due to increased GAAP pension expense resulting from amortization of prior year actuarial losses and decreased CAS pension expense allocated to the operating segments due to the design change in the company's defined benefit pension plans adopted in December 2011.
Unallocated Corporate Expenses
Unallocated corporate expenses generally include the portion of corporate expenses other than FAS pension cost not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.
Royalty Income Adjustment
Royalty income is included in segment operating income and reclassified to other income for financial reporting purposes.

NORTHROP GRUMMAN CORPORATION

Interest Expense
Interest expense for the three and nine months ended September 30, 2012, decreased $4 million and $10 million, respectively, as compared with the same periods in 2011. The decrease for the nine months primarily reflects a lower weighted average interest cost on debt outstanding.
Federal and Foreign Income Tax Expense
The higher effective tax rate for the three and nine months ended September 30, 2012, reflects the change in net tax benefits related to prior year tax returns and the absence of research tax credits, which expired at the end of 2011. These impacts were partially offset by higher current and prior year domestic manufacturing deductions.
Diluted Earnings Per Share
The lower diluted earnings per share for the three months ended September 30, 2012, reflects lower net earnings primarily due to the lower FAS/CAS pension adjustment, largely offset by the effect of share repurchases. The higher diluted earnings per share for the nine months ended September 30, 2012, reflects the full impact of 2011 share repurchases, which were primarily purchased in the second half of the year, and the effect of our 2012 share repurchases to date, partially offset by lower earnings primarily due to the lower FAS/CAS pension adjustment.
Cash Provided By Continuing Operations
For the three months ended September 30, 2012, cash provided by continuing operations was $812 million, as compared with $948 million in the same period in 2011. The decrease reflects a pre-tax $300 million voluntary pension contribution in the third quarter of 2012.
For the nine months ended September 30, 2012, cash provided by continuing operations was $1.6 billion, as compared with $1.0 billion in the same period in 2011. The increase reflects the higher pension contributions in 2011, and lower working capital in 2012.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. This section discusses sales, segment operating income and margin rates by segment. The reconciliation of segment sales to total sales is provided in Note 4 to the condensed consolidated financial statements, with the difference being intersegment sales eliminations. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Operating Income section of the Consolidated Operating Results section above. On January 1, 2012, we transferred our missile business (primarily the Intercontinental Ballistic Missile (ICBM) program) from the Aerospace Systems segment to our Technical Services segment. The segment sales and segment operating income for the three and nine months ended September 30, 2011, have been recast to reflect the missile business transfer. Sales of $117 million and $379 million, and segment operating income of $9 million and $34 million, were transferred from Aerospace Systems to Technical Services for the three and nine months ended September 30, 2011, respectively.
AEROSPACE SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Sales	$2,586	$2,455	$7,373	$7,521
Operating income	288	295	859	902
Operating margin rate	11.1%	12.0%	11.7%	12.0%
Current Quarter
Aerospace Systems sales for the three months ended September 30, 2012, increased $131 million, or 5 percent, as compared with the same period in 2011. The increase was primarily due to a $92 million increase in sales of unmanned systems and a $70 million increase in military aircraft sales, partially offset by lower space systems sales. The increase in unmanned systems sales was primarily related to ramping up on the NATO Alliance Ground Surveillance (AGS) and Fire Scout programs. The increase in military aircraft sales was primarily related to the F-35 program, partially offset by lower volume for several other programs, including F/A-18 and Joint Surveillance Target Attack Radar System (JSTARS). Higher volume for the F-35 program includes the first deliveries under LRIP lot 5, the first lot accounted for under the units-of-delivery revenue recognition method. Higher sales for these

NORTHROP GRUMMAN CORPORATION

programs were offset by lower volume for restricted programs and the termination of a weather satellite program in space systems programs.
Operating income for the three months ended September 30, 2012, decreased $7 million, or 2 percent, and operating margin rate decreased to 11.1 percent from 12.0 percent. The lower operating margin rate primarily reflects the
F/A-18 program's transition from the multi-year 2 contract to the lower margin multi-year 3 contract.
Year to Date
Aerospace Systems sales for the nine months ended September 30, 2012, decreased $148 million, or 2 percent. The decrease is primarily due to lower space systems sales of $198 million and lower military aircraft sales of $134 million, partially offset by $156 million of higher unmanned systems sales. The decline in space systems sales was primarily due to lower volume on restricted programs and the termination of a weather satellite program. The decline in military aircraft sales was primarily related to lower volume on the F/A-18, B-2 and JSTARS programs, partially offset by higher volume on the E-2D Advanced Hawkeye and F-35 programs. The increase in unmanned systems was primarily related to ramping up on the NATO AGS and Fire Scout programs, partially offset by lower systems development and demonstration volume in the Broad Area Maritime Surveillance (BAMS) program.
Operating income for the nine months ended September 30, 2012, decreased $43 million, or 5 percent, and operating margin rate decreased to 11.7 percent from 12.0 percent. The lower operating income and margin rate reflect the
F/A-18 program's transition from the multi-year 2 contract to the lower margin multi-year 3 contract.
ELECTRONIC SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Sales	$1,707	$1,905	$5,175	$5,504
Operating income	279	293	859	814
Operating margin rate	16.3%	15.4%	16.6%	14.8%
Current Quarter
Electronic Systems sales for the three months ended September 30, 2012, decreased $198 million, or 10 percent, as compared with the same period in 2011. The decrease includes lower volume for combat avionics and postal automation programs, including the company's previously announced decision to de-emphasize its domestic postal automation business. Volume for infrared countermeasures and laser systems programs also declined due to force reductions in overseas contingency operations. These declines were partially offset by higher volume for space systems.
Operating income for the three months ended September 30, 2012, decreased $14 million, or 5 percent, consistent with the lower volume described above, and operating margin rate increased to 16.3 percent from 15.4 percent, primarily the result of performance improvements on several programs and a $25 million provision recorded in the prior year period for a domestic postal automation program.
Year to Date
Electronic Systems sales for the nine months ended September 30, 2012, decreased $329 million, or 6 percent. The decrease was largely due to $148 million lower domestic postal automation sales resulting from our decision to de-emphasize that business, as well as lower volume for laser systems, combat avionics, international postal automation and tactical communications programs. These declines were partially offset by $154 million higher volume on space systems.
Operating income for the nine months ended September 30, 2012, increased $45 million, or 6 percent, and operating margin rate increased to 16.6 percent from 14.8 percent. The higher operating income and operating margin rate are primarily the result of performance improvements on several programs at Intelligence, Surveillance, Reconnaissance & Targeting Systems, including the effect of unfavorable adjustments in the prior year on a domestic postal automation program.

NORTHROP GRUMMAN CORPORATION

INFORMATION SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Sales	$1,776	$1,955	$5,476	$6,011
Operating income	170	187	577	570
Operating margin rate	9.6%	9.6%	10.5%	9.5%
Current Quarter
Information Systems sales for the three months ended September 30, 2012, decreased $179 million, or 9 percent, as compared with the same period in 2011. Lower volume for defense and intelligence programs accounted for $158 million of the sales decline, reflecting the termination of the Joint Tactical Radio Systems Airborne, Maritime and Fixed (JTRS AMF) program and lower volume for several restricted programs, partially offset by higher volume for the ENCORE II Information Technology support program.
Operating income for the three months ended September 30, 2012, decreased $17 million, or 9 percent, and operating margin rate was unchanged at 9.6 percent. The decline in operating income is consistent with the lower volume discussed above.
Year to Date
Information Systems sales for the nine months ended September 30, 2012, decreased $535 million, or 9 percent. Lower volume for defense programs accounted for $293 million of the sales decline, primarily due to the JTRS AMF termination and lower volume on several other programs, partially offset by $91 million higher sales for ENCORE II. Intelligence sales declined $124 million due to lower volume on several restricted programs, and civil systems sales were down $113 million primarily due to the sale of the County of San Diego IT outsourcing contract and the sale of Park Air Norway, which together reduced sales by $69 million as compared with the same period in 2011.
Operating income for the nine months ended September 30, 2012, increased $7 million, or 1 percent, and operating margin rate increased to 10.5 percent from 9.5 percent. The higher operating margin rate is primarily due to cost management and performance improvements.
TECHNICAL SERVICES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Sales	$748	$796	$2,281	$2,403
Operating income	62	63	206	193
Operating margin rate	8.3%	7.9%	9.0%	8.0%
Current Quarter
Technical Services sales for the three months ended September 30, 2012, decreased $48 million, or 6 percent, as compared with the same period in 2011. The decrease was primarily due to reductions on the KC-10 logistics program and lower volume as a result of portfolio shaping efforts.
Operating income for the three months ended September 30, 2012, was comparable to the prior year period, and operating margin rate increased to 8.3 percent from 7.9 percent.
Year to Date
Technical Services sales for the nine months ended September 30, 2012, decreased $122 million, or 5 percent. The decrease was primarily due to reduced volume from portfolio shaping, lower KC-10 logistics activity, and lower ICBM logistics and modernization activity.
Operating income for the nine months ended September 30, 2012, increased $13 million, or 7 percent, and operating margin rate increased to 9.0 percent from 8.0 percent. The higher operating income and operating margin rate were primarily due to improved performance on the KC-10 program and risk reduction on a DHS contract, partially offset by lower sales volume as described above.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Product sales	$3,487	$3,780	$10,227	$11,352
Product costs	2,629	2,846	7,760	8,709
% of product sales	75.4%	75.3%	75.9%	76.7%
Service sales	2,783	2,832	8,515	8,554
Service costs	2,333	2,352	6,963	7,007
% of service sales	83.8%	83.1%	81.8%	81.9%
As of December 31, 2011, the company revised its reporting of intersegment operating costs and expenses. See Note 4 to the condensed consolidated financial statements.
Current Quarter
Product costs as a percentage of product sales were comparable with the prior period.
Service costs as a percentage of service sales increased 70 basis points for the three months ended September 30, 2012, as compared with the same period in 2011. The increase reflects lower margins on naval and marine service contracts and restricted programs at Electronic Systems and several service programs at Aerospace Systems.
Year to Date
Product costs as a percentage of product sales decreased 80 basis points for the nine months ended September 30, 2012. The decrease reflects lower margin on military aircraft sales at Aerospace Systems, as described in Segment Operating results.
Service costs as a percentage of service sales were comparable with the prior period.

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating costs and expenses by segment between product and service:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2012		2011		2012		2011
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,263	$1,996	$2,135	$1,865	$ 6,455	$ 5,714	$ 6,575	$ 5,809
Service	323	302	320	295	918	800	946	810
Electronic Systems
Product	1,270	1,023	1,569	1,317	3,969	3,243	4,530	3,844
Service	437	405	336	295	1,206	1,073	974	846
Information Systems
Product	384	339	114	94	522	457	368	330
Service	1,392	1,267	1,841	1,674	4,954	4,442	5,643	5,111
Technical Services
Product	140	129	123	102	147	134	384	338
Service	608	557	673	631	2,134	1,941	2,019	1,872
Segment Totals
Total Product	$4,057	$3,487	$3,941	$3,378	$11,093	$ 9,548	$11,857	$10,321
Total Service	2,760	2,531	3,170	2,895	9,212	8,256	9,582	8,639
Intersegment eliminations	(547)	(478)	(499)	(438)	(1,563)	(1,363)	(1,533)	(1,336)
Total segment(1)	$6,270	$5,540	$6,612	$5,835	$18,742	$16,441	$19,906	$17,624
(1) The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Consolidated Operating Results above.
Product Sales and Product Costs
Current Quarter
Product sales for the three months ended September 30, 2012, increased by $116 million, as compared to the same period in 2011. The increase was primarily driven by higher sales volume at Information Systems, including inter-company sales, and higher military aircraft sales at Aerospace Systems, partially offset by lower volume in combat avionics and domestic and international postal automation programs at Electronic Systems.
Product costs for the three months ended September 30, 2012, increased by $109 million, as compared with the same period in 2011. The increase was driven by higher product costs at Information Systems and Aerospace Systems, partially offset by reduced costs at Electronic Systems.
Year to Date
Product sales for the nine months ended September 30, 2012, decreased $764 million, as compared with the same period in 2011, primarily due to lower product sales volume at Aerospace Systems and Electronic Systems. Further driving the decline was the change in classification of the ICBM program in Technical Services from product to service at the beginning of 2012, as the program transitioned from modernization to predominantly sustainment services. The decrease at Aerospace Systems was driven by lower military aircraft and space systems sales, partially offset by higher unmanned systems sales. The decrease at Electronic Systems primarily relates to combat avionics and domestic and international postal automation programs.
Product costs for the nine months ended September 30, 2012, decreased by $773 million, as compared to the same period in 2011, primarily due to lower sales volume at Electronic Systems and the change in classification of the ICBM program at Technical Services. The decrease at Electronic Systems was mainly due to reduced domestic and international postal automation and combat avionics costs.

NORTHROP GRUMMAN CORPORATION

Service Sales and Service Costs
Current Quarter
Service sales for the three months ended September 30, 2012, decreased $410 million, as compared with the same period in 2011, primarily due to lower sales at Information Systems. The decrease at Information Systems was due to lower volume on certain restricted programs and several other programs.
Service costs for the three months ended September 30, 2012, decreased $364 million, primarily due to lower sales at Information Systems, as described in Segment Operating Results.
Year to Date
Service sales for the nine months ended September 30, 2012, decreased $370 million, as compared with the same period in 2011. The decrease was primarily due to lower service sales at Information Systems across a number of programs, partially offset by the change in classification of the ICBM program at Technical Services and higher service sales at Electronic Systems.
Service costs for the nine months ended September 30, 2012, decreased $383 million, due to lower volume on service contracts across a number of programs at Information Systems. The decrease was partially offset by higher service volume at Electronic Systems and the transitioning of the ICBM program from product to service at Technical Services.
BACKLOG
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which, as of the reporting date, funding is not contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders (except for authorized task orders, which are included up to the authorized value). For multi-year service contracts with non-federal government customers, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made and is adjusted routinely to represent the amount expected to result in future revenues.
On January 1, 2012, the company transferred its missile business, previously reported in Aerospace Systems to Technical Services. As a result of this realignment, $599 million of backlog was transferred from Aerospace Systems to Technical Services. Total backlog as of December 31, 2011, reflects this transfer.
Backlog consisted of the following at September 30, 2012, and December 31, 2011:

	September 30, 2012			December 31, 2011
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$11,040	$ 8,901	$19,941	$18,638
Electronic Systems	7,675	1,455	9,130	9,123
Information Systems	4,385	4,433	8,818	8,563
Technical Services	2,536	584	3,120	3,191
Total backlog	$25,636	$15,373	$41,009	$39,515
New Awards
The estimated value of contract awards booked during the nine months ended September 30, 2012, was $20.2 billion. Significant new awards during this period include $1.7 billion for the NATO AGS Unmanned System, $1.4 billion for the James Webb Space Telescope (JWST), $1.1 billion for E-2D Advanced Hawkeye, $797 million for F-35 and $624 million for Global Hawk.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating results into cash for deployment in our business and to maximize shareholder value. We actively manage our capital resources through working capital improvements, capital expenditures, strategic business acquisitions and divestitures, debt issuance and repayment, required and voluntary pension contributions, and returning cash to shareholders through dividend payments and repurchases of common stock. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including net cash provided by operations, free cash flow, net debt-to-equity, and net

NORTHROP GRUMMAN CORPORATION

debt-to-capital. We believe these measures are useful to investors in assessing our financial performance and condition.
In September 2012, the company entered into a 364-day revolving credit facility in an aggregate principal amount of $500 million (the "2012 Credit Agreement") replacing the company's existing 364-day revolving credit facility entered into in September 2011 (the "2011 Credit Agreement"). The terms and conditions of the 2012 Credit Agreement are substantially the same as the terms and conditions in the 2011 Credit Agreement. The company was in compliance with all covenants under its credit agreements on September 30, 2012.
Cash balances and cash generated from continuing operations, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to fund our operations for at least the next 12 months.
The table below summarizes key components of cash flow provided by operating activities from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Net earnings	$459	$520	$1,445	$1,570
Net earnings from discontinued operations	—	—	—	(34)
Non-cash items(1)	219	286	488	665
Retiree benefit funding less than (in excess of) expense	(236)	24	(99)	(416)
Trade working capital change	370	118	(251)	(759)
Cash provided by continuing operations	$812	$948	$1,583	$1,026

(1)	Includes depreciation and amortization, stock-based compensation expense, and deferred income taxes
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
The table below reconciles cash provided by continuing operations to free cash flow from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2012	2011	2012	2011
Cash provided by continuing operations	$812	$948	$1,583	$1,026
Less: capital expenditures	(64)	(109)	(196)	(326)
Free cash flow provided by continuing operations	$748	$839	$1,387	$ 700
Cash Flows
The following is a discussion of our major operating, investing and financing cash flows from continuing operations for the nine months ended September 30, 2012 and 2011, as classified in the condensed consolidated statements of cash flows in Part I, Item 1.
Operating Activities
For the nine months ended September 30, 2012, cash provided by continuing operations was $1.6 billion, as compared with $1.0 billion in the same period in 2011. The increase reflects lower working capital in 2012 and higher pension contributions in 2011.

NORTHROP GRUMMAN CORPORATION

Investing Activities
Cash provided by investing activities from continuing operations for the nine months ended September 30, 2012, was $61 million, as compared with $1.2 billion in the same period of 2011. The $1.1 billion decrease in cash provided by investing activities from continuing operations was primarily due to the $1.4 billion contribution received from the spin-off of the shipbuilding business in 2011, partially offset by maturities of short-term investments in the first quarter of 2012.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2012, was $1.1 billion, as compared with $2.6 billion in the same period of 2011. The $1.5 billion decrease in net cash used in financing activities was primarily due to debt repayments of $750 million in the first quarter 2011 and higher share repurchases in 2011.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2011 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
Accounting standards updates effective after September 30, 2012, are not expected to have a material effect on the company’s consolidated financial position or results of operations.
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
CONTRACTUAL OBLIGATIONS
On July 6, 2012, President Obama signed the Moving Ahead for Progress in the 21st Century Act. This Act includes a provision that increases the interest rates used to determine plan sponsors' pension contributions for required funding purposes. Based on the new interest rates released by the IRS, our required pre-tax pension contributions for 2013 through 2016 are expected to be reduced by $1.5 billion in the aggregate, as compared to the amount disclosed in our 2011 Annual Report on Form 10-K. Although the required pension contributions are decreasing through 2016, we may elect to make voluntary contributions, depending upon plan funded status, tax planning or other factors. Our analysis indicates that required pension contributions would rise subsequent to 2016, resulting in little net impact to cumulative required contributions over a 10-year period.
There have been no additional material changes to our contractual obligations from those discussed in our 2011 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2011 Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended) and have concluded that, as of September 30, 2012, these controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the three months ended September 30, 2012, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Note 7 to the condensed consolidated financial statements in Part I, Item 1 and in our 2011 Annual Report on Form 10-K.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. United States (U.S.) government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. government contracts or involving the loss of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in Note 7 to the condensed consolidated financial statements, we do not believe that the outcome of any matter pending against the Company, is likely to have a material adverse effect on the company's consolidated financial position as of September 30, 2012, or its annual results of operations or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A, of our 2011 Annual Report on Form 10-K.
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
The funding of U.S. government programs is subject to an annual Congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend typically several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds committed on a contract, we may be at risk for reimbursement of those costs until additional funds are appropriated. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions, as applicable. The impact, severity and duration of the current U.S. economic situation and economic plans adopted or to be adopted by the U.S. government, along with pressures on, and uncertainty surrounding, the federal budget, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event that government funding for any of our signficant programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. government or the prime contractor, which could have a material adverse effect on our financial position, results of operations, and/or cash flows.
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
The President's Budget for Fiscal Year 2013 has been submitted to Congress and includes a slight decline from fiscal year 2012 levels. Although Congress recently passed a continuing resolution to fund U.S. Government operations for the first six months of fiscal year 2013 through March 27, 2013, it is unclear whether annual appropriations bills will be passed during fiscal year 2013. The ongoing Congressional budget process has been marked by significant debate within the government regarding fiscal year 2013 defense spending, and the upcoming general election in November may also generate significant dialogue around the federal deficit and potential cuts in government spending. Budget decisions made in this environment could have long-term consequences for our company and the entire defense industry. In particular, should sequestration as currently mandated be implemented in January 2013, absent any other changes, it would have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on the companies in the defense industrial base. There continues to be much uncertainty regarding how sequestration would be implemented, if it were to go into effect. There are many variables in how the law could be applied that make it difficult to determine the specific impacts; however, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Such circumstances may also result in an impairment of our goodwill.
There are no additional material changes to the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended September 30, 2012:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
July 1 through July 31, 2012	1,558,700	$63.82	1,558,700	$1,046
August 1 through August 31, 2012	1,158,144	67.44	1,158,144	967
September 1 through September 30, 2012	1,635,819	66.82	1,635,819	1,963
Total	4,352,663	$65.91	4,352,663	$1,963

(1)
In June 2010, our board of directors authorized a share repurchase program of up to $2.0 billion of the Company’s common stock. Following this initial authorization, our board of directors increased the remaining repurchase authorization to $4.0 billion in April 2011 and again increased the remaining repurchase authorization to $2.0 billion in September 2012. As of September 30, 2012, our repurchases under the program totaled $3.4 billion, and $2.0 billion remained under this share repurchase authorization. The repurchase program will expire when we have used all authorized funds for repurchase.

(2)	Includes commissions paid.
Share repurchases take place at management's discretion under pre-established, non-discretionary programs, depending on market conditions, in the open market, or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.

NORTHROP GRUMMAN CORPORATION

In connection with the spin-off of the former shipbuilding business (see Note 3 in Part I, Item 1), we obtained a Private Letter Ruling from the Internal Revenue Service that generally limits our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expires on March 31, 2013. Since the spin-off we have repurchased approximately 54 million shares of our common stock, and as of September 30, 2012, approximately 34 million shares remained under the Private Letter Ruling limitation. Cash available from unusual transactions, such as the disposition of significant assets, should they arise, can be used to repurchase additional shares.
Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

Item 6. Exhibits

2.1
Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 29, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 29, 2011 and filed April 4, 2011)

2.2
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 29, 2011 and filed April 4, 2011)

10.1
364-Day Credit Agreement dated as of September 4, 2012, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation, as Guarantor; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and Citibank, N.A., The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as Syndication Agents. (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 4, 2012 and filed September 7, 2012)

*+10.2	Northrop Grumman ERISA Supplemental Plan (Amended and Restated Effective as of July 20, 2012)

*+10.3	Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of July 20, 2012)

*+10.4	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation (Amended and Restated Effective July 20, 2012)

*+10.5	Summary of Terms of RPSR Grant Modification for James F. Pitts

+10.6	Retirement and Separation Agreement dated July 23, 2012 between Northrop Grumman Systems Corporation and Gary W. Ervin (incorporated by reference to Exhibit 10.4 to Form 10-Q filed July 25, 2012)

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: October 23, 2012