Form 10-K
period 2012-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2013-02-05
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to            Commission file number 1-16411
NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	80-0640649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2980 Fairview Park Drive, Falls Church, Virginia 22042 (703) 280-2900
(Address and telephone number of principal executive offices)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No *
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes *	No ☒
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

Large accelerated filer ☒	Accelerated filer *	Non-accelerated filer *	Smaller reporting company *
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes *	No ☒
As of June 29, 2012, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $15.8 billion.
As of January 31, 2013, 237,126,501 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

ii

NORTHROP GRUMMAN CORPORATION

PART I
Item 1. Business
HISTORY AND ORGANIZATION
History
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company providing innovative systems, products and solutions in unmanned systems, cybersecurity; command, control, communications and computers (C4) intelligence, surveillance, and reconnaissance (C4ISR); and logistics and modernization to government and commercial customers worldwide through our four sectors: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government services programs in the United States (U.S.) and abroad. We offer a broad portfolio of capabilities and technologies that enable us to deliver innovative systems and solutions for applications that range from undersea to outer space and into cyberspace. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with local, state, and foreign governments and domestic and international commercial customers. For a discussion of risks associated with our operations, see Risk Factors in Part I, Item 1A.
The company originally was formed in Hawthorne, California in 1939 as Northrop Aircraft Incorporated and was reincorporated in Delaware in 1985 as Northrop Corporation. Northrop Aircraft Incorporated was a principal developer of the flying wing technology, including the B-2 Stealth Bomber. The company developed into one of the largest defense contractors in the world through a series of acquisitions, as well as organic growth. Some of the most notable acquisitions during the last two decades included the acquisition of Grumman Corporation (Grumman) in 1994, after which time the company was renamed Northrop Grumman Corporation. Grumman was a premier military aircraft systems integrator and builder of the Lunar Module that first delivered men to the surface of the moon. In 1996, we acquired the defense and electronics businesses of Westinghouse Electric Corporation (Westinghouse), a world leader in the development and production of sophisticated radar and other electronic systems for the nation’s defense, civil aviation, and other international and domestic applications. In 2001, we acquired Litton Industries, a global electronics and information technology company, and one of the nation’s leading full-service design, engineering, construction, and life cycle supporters of major surface ships for the U.S. Navy, U.S. Coast Guard, and international navies. In 2002, we acquired TRW Inc. (TRW), a leading developer of military and civil space systems and satellite payloads, as well as a leading global integrator of complex, mission-enabling systems and services.
Effective as of March 31, 2011, the company completed the spin-off to its shareholders of Huntington Ingalls Industries, Inc. (HII). HII operates our former Shipbuilding business, which was acquired in 2001 through the acquisition of Newport News Shipbuilding and a portion of the Litton acquisition. The spin-off was the culmination of the company’s decision to explore strategic alternatives for Shipbuilding, as it was determined to be in the best interests of shareholders, customers, and employees by allowing the company and Shipbuilding to pursue more effectively their respective opportunities to maximize value. As a result of the spin-off, assets, liabilities and results of operations for the former Shipbuilding segment have been reclassified as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements in Part II, Item 8 for further information.
Organization
From time to time, we acquire or dispose of businesses, and realign contracts, programs or business areas among and within our operating segments that possess similar customers, expertise, and capabilities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The operating results for all periods presented have been revised to reflect these changes made through December 31, 2012. We are currently aligned into four operating segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. See Note 4 to our consolidated financial statements in Part II, Item 8 for further information.
AEROSPACE SYSTEMS
Aerospace Systems, headquartered in Redondo Beach, California, is a leader in the design, development, integration and production of manned aircraft, unmanned systems, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems. Aerospace Systems' customers, primarily U.S. government agencies, use these systems in mission areas including intelligence, surveillance and reconnaissance; communications; battle management; strike operations; electronic warfare; earth observation; space science; and space exploration. The

NORTHROP GRUMMAN CORPORATION

segment consists of four business areas: Unmanned Systems; Military Aircraft Systems; Space Systems; and Advanced Programs &Technology.
Unmanned Systems – designs, develops, manufactures, and integrates tactical and reconnaissance unmanned systems. Key programs include the RQ-4 Global Hawk reconnaissance system, Triton (formerly known as Broad Area Maritime Surveillance or BAMS) aircraft system, NATO Alliance Ground Surveillance, Fire Scout aircraft systems, and aerial targets.
Military Aircraft Systems – designs, develops, manufactures, and integrates airborne C4ISR, electronic warfare mission systems, long range strike and tactical aircraft systems. Key programs include E-2 Hawkeye, Joint Surveillance Target Attack Radar System (JSTARS), and the newly developed Long Endurance Multi-Intelligence Vehicle (LEMV), an optionally manned or unmanned lighter than air weapon system. Electronic warfare includes the EA-18G Growler and EA-6B Prowler airborne electronic attack weapon systems. This business area designed, developed and manufactured the B-2 Bomber and now provides sustainment and upgrade services for the B-2, which is the nation's most advanced long range strike aircraft system. Tactical aircraft includes the design, development, manufacture and integration of F/A-18 aft sections and F-35 center sections.
Space Systems – designs, develops, manufactures, and integrates spacecraft systems, subsystems, sensors and communications payloads in support of C4ISR. Key programs include the James Webb Space Telescope (JWST), Advanced Extremely High Frequency (AEHF) payload and restricted programs.
Advanced Programs & Technology – creates advanced technologies and innovative concepts to satisfy existing and emerging customer needs. This business area matures these technologies and concepts to create and capture new programs that other Aerospace Systems business areas can execute. Key programs include the Navy Unmanned Combat Air System (N-UCAS), restricted programs, and directed energy and advanced concepts programs for air, land and space applications.
ELECTRONIC SYSTEMS
Electronic Systems, headquartered in Linthicum, Maryland, is a leader in the design, development, manufacture, and support of solutions for sensing, understanding, anticipating, and controlling the operating environment for our global military, civil, and commercial customers. Electronic Systems provides a variety of defense electronics and systems, airborne fire control radars, situational awareness systems, early warning systems, airspace management systems, navigation systems, communications systems, marine power and propulsion systems, space systems, and logistics services. The segment consists of four business areas: Intelligence, Surveillance, Reconnaissance & Targeting Systems; Land & Self Protection Systems; Naval & Marine Systems; and Navigation Systems.
Intelligence, Surveillance, Reconnaissance & Targeting Systems – delivers products and services for space satellite applications, airborne and ground based surveillance, multi-sensor processing, analysis, and dissemination for combat units and national agencies, both domestic and international. These systems provide battle space awareness, missile defense, command and control, combat avionics (fire control radars, multi-function apertures and pods), and airborne electro-optical/infrared (EO/IR) targeting systems. Key programs include airborne fire control radars such as the F-16, B-1B, F-22 Active Electronically Scanned Array (AESA), F-35 AESA; EO/IR systems such as the Distributed Aperture Systems, and Litening; airborne surveillance radars such as the Multirole Electronically Scanned Array, Airborne Early Warning & Control System, Multi-Function Active Sensor for Triton, Multi-Platform Radar Technology Insertion Program; space systems such as the Space-Based Infrared System, Defense Meteorological Satellite Program, Defense Support Program, and the Scalable Space Inertial Reference Unit.
Land & Self Protection Systems – delivers products, systems, and services that support ground-based, helicopter and fixed wing platforms (manned and unmanned) with sensor and protection systems. A major product line of this business area consists of systems that perform threat detection and countermeasures that defeat infrared and radio frequency (RF) guided missile and tracking systems. This business area also provides integrated electronic warfare capability, communications and intelligence systems, unattended ground sensors, automatic test equipment, advanced threat simulators, ground based surveillance radars, and laser/electro-optical systems including hand-held, tripod-mounted, and ground or air vehicle mounted systems. Key programs include the Ground/Air Task Oriented Radar, the Three-Dimensional Expeditionary Long-Range Radar, the Large Aircraft Infrared Countermeasures, the Common Infrared Countermeasures system, the Apache Fire Control Radar, and the Vehicle and Dismount Exploitation Radar.
Naval & Marine Systems – delivers products and services to defense, civil, and commercial customers supporting smart navigation, shipboard radar surveillance, ship control, machinery control, integrated combat management systems for naval surface ships, high-resolution undersea sensors (for mine hunting, situational awareness, and other

NORTHROP GRUMMAN CORPORATION

applications), unmanned marine vehicles, shipboard missile and encapsulated payload launch systems, propulsion and power generation systems, and nuclear reactor instrumentation and control. Key programs include AN/SPQ-9B Anti-Ship Missile Defense radar (ASMD), Integrated Bridge and Navigation Systems, Voyage Management Systems, Integrated Platform and Combat Management Systems, Inertial Navigator Systems, Virginia Class Submarine, and the Trident D5 Launch System.
Navigation Systems - delivers products and services to defense, civil, and commercial customers supporting situational awareness, inertial navigation in all domains (air, land, sea, and space), embedded Global Positioning Systems, Identification Friend or Foe (IFF) systems, acoustic sensors, advanced synthetic cockpits, cockpit video monitors, mission computing, command and control systems and integrated avionics and electronics systems. Key programs include the Integrated Avionics System, the Fiber Optics Acoustic Sensors, and the AN/TYQ-23 Aircraft and Command and Control System.
In addition to the product and service lines discussed above, the Electronic Systems segment also includes the Advanced Concepts & Technologies Division (AC&TD), which develops next-generation systems to position the segment in key developing markets. AC&TD focuses on understanding customer mission needs; conceiving affordable, innovative and open solutions; and demonstrating the readiness and effectiveness of Electronic Systems' products. The segment uses a “Product Ownership” approach, which guides the transition of new technology from laboratory to market and implements modular open system product families that are readily reconfigurable and scalable to affordably support new requirements, new products, or component obsolescence.
INFORMATION SYSTEMS
Information Systems, headquartered in McLean, Virginia, is a leading global provider of advanced solutions for the DoD, national intelligence, federal civilian, state and local agencies, and international allies, as well as certain commercial customers. Focus areas are in cybersecurity; C4ISR; intelligence processing; air and missile defense; decision support systems; information technology; and systems engineering and integration.
Within C4ISR, we are a major end-to-end provider of net-enabled Battle Management C4 systems, decision superiority, and mission-enabling solutions. Our systems are installed in operational and command centers world-wide and across DoD services and joint commands. We also deliver intelligence-related systems and services to the U.S. Government and international security community in several mission areas including Signals Intelligence (SIGINT) systems, geospatial intelligence data, multi-source intelligence data fusion and dynamic cyber defense. Key programs include Joint National Integration Center Research and Development Contract, Battlefield Airborne Communications Node, Integrated Battle Command System, Counter Narco-Terrorism Program Office, Counter Rocket and Mortar, Consolidated Afloat Networks and Enterprise Services and several restricted programs.
Cybersecurity offerings span intelligence, defense, federal civilian, state and international customers, providing specialized information systems and services in support of critical government missions. Applications are predominantly for high end intelligence and defense missions, but also include health, homeland security, public safety and civil financial applications. Most intelligence community programs are restricted. Cybersecurity defense and civil programs and customers include Virginia Information Technologies Agency, Centers for Disease Control and Enterprise Networked Services Support.
TECHNICAL SERVICES
Technical Services, headquartered in Herndon, Virginia, is a leader in innovative and affordable logistics, modernization and sustainment support, and also provides an array of other advanced technology and engineering services, including space, missile defense, nuclear security, training and simulation. The segment consists of three business areas: Defense and Government Services; Training Solutions; and Integrated Logistics and Modernization.
Defense and Government Services – provides sustainment and modernization of tactical vehicles, high technology and engineering services in the areas of nuclear security, space and launch services, civil engineering, and military range-sensor-instrumentation operations. Key programs include Intercontinental Ballistic Missile, Fort Irwin Logistics Services Support and Fort Polk Logistics Services Support.
Training Solutions – provides realistic and comprehensive training through live, virtual, and constructive domains, ranging from senior military leadership to warfighters, for both U.S. and international peacekeeping forces. The business area designs and develops future conflict training scenarios, and provides warfighters and allies with live, virtual, and constructive training programs. The business area has supported the training of America’s senior battlefield commanders for every major contingency beginning with Gulf War I through ongoing operations in Afghanistan today. The business area offers innovative and diverse training applications ranging from battle command to professional military education. Key programs include the Mission Command Training Program,

NORTHROP GRUMMAN CORPORATION

Mission Command Training Centers, CTC-IS, Joint Coalition Warfighting Center, and Saudi Arabian National Guard.
Integrated Logistics and Modernization – provides complete life cycle product and weapon system sustainment and modernization. The business area focuses on providing direct support to warfighters while delivering aircraft and subsystem maintenance, repair, and overhaul (MRO); modernization of those platforms and systems; supply chain management services, warehousing and inventory transportation, field services, and on-going weapons maintenance and technical assistance. The business area specializes in quick reaction capability and deployed operations in support of customers. Key programs include EA-PUP, Hunter, Triton, FireScout, LEMV, KC-10 and JSTARs.
SELECTED FINANCIAL DATA AND SEGMENT OPERATING RESULTS
For a more complete understanding of our business, see Selected Financial Data in Part II, Item 6. For a more complete understanding of our segment financial information, see Segment Operating Results in Part II, Item 7, and Note 4 to the consolidated financial statements in Part II, Item 8.
CUSTOMER CONCENTRATION
Our primary customer is the U.S. Government. Revenue from the U.S. Government (which includes foreign military sales – a method to sell U.S. defense equipment and services to foreign governments through the DoD) accounted for 90 percent or more of total revenues in each of the years ended December 31, 2012, 2011 and 2010. No single product or service accounted for more than ten percent of total revenue during any period presented. See Risk Factors in Part I, Item 1A.
COMPETITIVE CONDITIONS
We compete with many companies in the defense industry and the intelligence and civil markets. Lockheed Martin Corporation, The Boeing Company, Raytheon Company, General Dynamics Corporation, L-3 Communications Corporation, SAIC, BAE Systems Inc., EADS, and Finmeccanica SpA are our primary competitors. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of bid protests (competitor protests of U.S. government procurement awards) and the number of competitors bidding on program opportunities.
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
SEASONALITY
No material portion of our business is considered to be seasonal.
BACKLOG
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog, until the time the option or IDIQ task order is exercised or awarded. For multi-year service contracts with non-U.S. Government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as costs are incurred or deliveries are made. At December 31, 2012, total backlog was $40.8 billion, compared with $39.5 billion at the end of 2011. Approximately $21.4 billion of our backlog at December 31, 2012, is expected to be converted into sales in 2013. For backlog by segment, see Backlog in Part II, Item 7.
RESEARCH AND DEVELOPMENT
Our research and development activities primarily include independent research and development (IR&D) efforts related to U.S. Government programs. Company-sponsored IR&D efforts are included in general and administrative expenses and are generally allocated to U.S. Government contracts, while customer-sponsored research and development efforts are charged directly to the related contracts. Company-sponsored IR&D expenses totaled $520 million, $543 million, and $580 million in 2012, 2011, and 2010, respectively.
PATENTS
We routinely apply for and own a number of U.S. and foreign patents related to the products and services we provide. In addition to owning a large portfolio of proprietary intellectual property, we license some intellectual

NORTHROP GRUMMAN CORPORATION

property rights to and from third parties. The U.S. Government generally holds licenses to patents developed in the performance of U.S. Government contracts, and may use or authorize others to use the inventions covered by these patents. Although these intellectual property rights are important to the operation of our business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would, in our opinion, have a material impact on our business. See Risk Factors in Part I, Item 1A.
RAW MATERIALS
We have not experienced significant delays in the supply or availability of raw materials, nor have we experienced a significant price increase for raw materials, that would have a notable adverse effect on the company's consolidated financial position, results of operations, or cash flows. See Risk Factors in Part I, Item 1A and Overview – Outlook in Part II, Item 7.
EMPLOYEE RELATIONS
We believe that we maintain good relations with our 68,100 employees, of which approximately 3,300 are covered by 17 collective bargaining agreements. We negotiated or re-negotiated eight of our collective bargaining agreements in 2012 and expect to re-negotiate renewals for three of our collective bargaining agreements in 2013. These negotiations had no material adverse effect on our results of operations. For risks associated with collective bargaining agreements, see Risk Factors in Part I, Item 1A.
REGULATORY MATTERS
Government Contract Regulation
Our businesses are affected by numerous laws and regulations, including those relating to the award, administration and performance of U.S. Government contracts. The U.S. Government generally has the ability to terminate our contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If a U.S. Government contract were to be terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. In the unusual circumstance where a U.S. Government contract does not have such termination protection, we attempt to mitigate the termination risk through other means. Termination resulting from our default may expose us to liability and could have a material adverse effect on our ability to compete for other contracts. The U.S. Government also has the ability to stop work under a contract for a limited period of time for its convenience. In the event of a stop work order, we generally would be protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract. However, such temporary stoppages and delays could introduce inefficiencies for which we may not be able to negotiate full recovery from the U.S. Government, and could ultimately result in termination for convenience or reduced future orders on certain contracts. Additionally, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts, even if the U.S. Government is unable to make timely payments. See Risk Factors in Part I, Item 1A.
Certain programs with the U.S. Government that are prohibited by the customer from being publicly discussed in detail are referred to as “restricted” in this Form 10-K. The consolidated financial statements and financial information in this Form 10-K reflect the operating results of our entire company, including such restricted programs under accounting principles generally accepted in the United States of America (GAAP).
Contracts
We generate the majority of our business from long-term contracts with the U.S. Government for development, production, and support activities. Due to the long-term nature of our contracts with the U.S. Government and the products and services covered by these contracts, we generally recognize revenue on the percentage of completion method of accounting. Under the percentage of completion method of accounting, revenues are generally recognized as costs are incurred (cost-to-cost method) or as units are delivered (units-of-delivery method). Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. Government under the requirements of the Federal Acquisition Regulation (FAR) and Cost Accounting Standards (CAS) regulations. Examples of costs incurred by us and not billed to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, certain legal costs, lobbying costs, charitable donations, advertising costs and interest expense. Our long-term contracts typically fall into one of two broad categories:
Cost-type contracts – Cost-type contracts include cost plus fixed fee, award fee, and incentive fee contracts. Cost-type contracts provide for reimbursement of the contractor’s allowable costs incurred plus a fee. Cost-type contracts generally require that the contractor use its best efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fees on cost-type contracts can be fixed in terms of dollar value or

NORTHROP GRUMMAN CORPORATION

percentage of costs. Award fees are based on performance criteria such as cost, schedule, quality, and technical performance. Award fees are determined and earned based on an evaluation by the customer of the company's performance against negotiated criteria, and are intended to provide motivation for excellence in contract performance. Incentive fees provide for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs. Award fees and incentive fees that can reasonably be estimated and are deemed reasonably assured are recorded over the performance period of the contract.
Fixed-price contracts – A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is a pre-determined, negotiated amount and not generally subject to adjustment regardless of costs incurred by the contractor, absent changes in scope by the customer. Fixed-price incentive contracts provide for reimbursement of the contractor’s allowable costs plus a fee up to a ceiling amount, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Time-and-materials contracts are considered fixed-price contracts as they specify a fixed hourly rate for each labor hour charged.
The following table summarizes revenues for the year ended December 31, 2012, recognized by contract type and customer:

($ in millions)	U.S. Government	Other Customers	Total	Percent of Total
Cost-type contracts	$13,732	$283	$14,015	56%
Fixed-price contracts	8,976	2,227	11,203	44%
Total sales	$22,708	$2,510	$25,218	100%
Profit margins may vary materially depending on, among other things, the negotiated contract fee arrangements, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
We monitor our policies and procedures with respect to our contracts on a regular basis to enhance consistent application under similar terms and conditions, as well as compliance with all applicable government regulations and laws. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency (DCAA).
Environmental
Our manufacturing operations are subject to and affected by federal, state, foreign, and local laws and regulations relating to the protection of the environment. The estimated cost to complete remediation is accrued when it is probable that the company will incur costs to address environmental impacts at sites where the company has been named a Potentially Responsible Party (PRP) and the costs are estimable. To assess the potential impact on the company’s financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account the facts currently available to the company regarding each site, as well as the current state of technology and prior experience. These estimates are reviewed periodically and adjusted to reflect changes in facts and circumstances. See Risk Factors in Part I, Item 1A, as well as Note 12 to the consolidated financial statements in Part II, Item 8.
In 2009, we established a goal of reducing our greenhouse gas emissions over a five-year period through December 31, 2014. In 2010, we established goals for water usage and solid waste generation. For information on the progress towards achieving our goals, refer to our Corporate Responsibility Report on our Web site. The information contained in our Corporate Responsibility Report should not be deemed to be incorporated by reference into this report.
We have incurred and expect to continue to incur capital and operating costs to comply with applicable environmental laws and regulations and satisfy green initiatives, including our goals. At this time, these costs have not had, and we do not expect that these costs will have, a material adverse effect on our consolidated financial position, results of operations or cash flows.
EXECUTIVE OFFICERS
See Part III, Item 10, for information about our executive officers.

NORTHROP GRUMMAN CORPORATION

AVAILABLE INFORMATION
Our principal executive offices are located at 2980 Fairview Park Drive, Falls Church, Virginia 22042. Our telephone number is (703) 280-2900 and our home page on the Internet is www.northropgrumman.com.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports, are available free of charge through our Web site as soon as reasonably practicable after we file them with the Securities and Exchange Commission (SEC). You can learn more about us by reviewing our SEC filings on the investor relations page of our Web site.
The SEC also maintains a Web site at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including Northrop Grumman Corporation. You may also obtain these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
References to our Web site and the SEC’s Web site in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, such Web sites. Such information should not be considered a part of this report, unless otherwise expressly incorporated by reference in this report.
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

▪
We depend heavily on a single customer, the U.S. Government, for a substantial portion of our business. Changes in this customer’s priorities and spending could have a material adverse effect on our financial position, results of operations, or cash flows.

Our primary customer is the U.S. Government, from which we derived more than 90 percent of our total revenues during each of the past several years. The U.S. Government is implementing significant reductions in government spending and other significant program changes. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in priorities due to changes in defense spending levels, military strategy and planning, and/or changes in social-political priorities. A shift in government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations and cash flows.
The U.S. Government generally has the ability to terminate contracts, in whole or in part, without prior notice, for its convenience or for default based on performance. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed. In some circumstances, however, a U.S. government contract does not have such termination protection. In those cases, we attempt to mitigate the termination risk through other means. To the extent such means are unavailable or do not fully address the costs incurred or profit on those costs, we could face significant losses from the termination for convenience of a contract that lacks termination protection. Termination by the U.S. Government of a contract for convenience also could result in the cancellation of future work on that program. Termination by the U.S. Government of a contract due to our default could require us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract, as well as other damages. Termination of a contract due to our default may expose us to material liability and could have a material adverse effect on our ability to compete for other contracts.
The U.S. Government also has the ability to stop work under a contract for a limited period of time for its convenience. It is possible that the U.S. Government could invoke this ability across a limited or broad number of contracts in this challenging fiscal environment. In the event of a stop work order, contractors are generally protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract. However, such temporary stoppages and delays could introduce inefficiencies for which we may not be able to negotiate full recovery from the U.S. Government, and could ultimately result in termination for convenience or reduced future orders on certain contracts. In this

NORTHROP GRUMMAN CORPORATION

challenging environment, our industry could face a significant number of terminations, change orders and stop work orders, which by their volume could further delay and jeopardize our industry's ability to recover costs.

▪
Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations or cash flows.

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions, as applicable. The impact, severity and duration of the current U.S. economic situation and plans adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event that government funding for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government or the prime contractor, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
In addition, if the existing statutory limit on the amount of permissible federal debt is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. An extended delay in the timely payment of billings by the U.S. Government would likely result in a material adverse effect on our financial position, results of operations and cash flows.
In August 2011, Congress enacted the Budget Control Act which, while raising the existing statutory limit on the amount of permissible federal debt, also committed the U.S. Government to significantly reducing the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021, reducing federal spending by approximately $1 trillion over that period relative to the fiscal year (FY) 2012 Presidential budget submission, and called for very substantial automatic spending cuts, known as "sequestration," split between defense and non-defense programs.
In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues, but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. The delay in the sequester leaves the DoD less time to enact 2013 automatic spending cuts and adds to the uncertainty from such cuts. The nation's debt ceiling is currently expected to be reached during the first half of 2013. Congress and the Administration continue to debate these issues and the terms of a possible national fiscal approach. The outcome of that debate could have a significant impact on future defense spending plans. While the President's proposed FY 2014 Budget is scheduled for release in February 2013, its delivery may be delayed given these unresolved fiscal matters.
We are unable to predict the impact that the delayed automatic cuts or other defense spending cuts would have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of our suppliers and subcontractors. While we believe that our business is well-positioned in areas that the DoD has indicated are areas of focus for future defense spending, the impact of the Budget Control Act and the ongoing fiscal debates remain uncertain and our business and industry could be materially adversely affected.
The President's proposed budget for FY 2013 represented a slight decline from FY 2012 levels. Although Congress passed a continuing resolution to fund U.S. Government operations through March 27, 2013, it is unclear whether annual appropriations bills will be passed during FY 2013. The U.S. Government may operate under a continuing resolution for all of FY 2013, potentially resulting in no new contract or program starts for that year.
The Congressional budget process has been marked by significant debate within the government regarding FY 2013 defense spending. Budget decisions made in this environment will likely have long-term consequences for our company and the entire defense industry. Should sequestration as currently mandated be implemented in March 2013, absent any other changes, we believe it would have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers,

NORTHROP GRUMMAN CORPORATION

investors, and communities that rely on the companies in the defense industrial base. There are many variables in how the law could be implemented that make it difficult to determine specific impacts; however, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Such circumstances may also result in an impairment of our goodwill.

▪
As a U.S. Government contractor, we are subject to various procurement regulations and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

U.S. Government contractors must comply with many significant procurement regulations and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. New regulations or procurement requirements (including, for example, counterfeit parts and conflict minerals) or changes to current ones, could increase our costs and risks and reduce our margins. Failure to comply with these regulations could, among other things, result in the withholding of payments and adversely impact our reputation and ability to participate in future U.S. Government contracts.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, such as the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and DoD Inspector General. These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions or suspension or debarment from doing business with the U.S. Government. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. If such actions were to result in suspension or debarment, this could have a material adverse effect on our business.
We are from time to time subject to U.S. Government investigations relating to our operations, and we are subject to or expected to perform in compliance with a vast array of federal laws, including but not limited to the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, Cost Accounting Standards (CAS), Federal Acquisition Regulation (FAR), the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. If we are found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to reductions of the value of contracts, contract modifications or termination and the assessment of penalties, fines, or compensatory or treble damages, which could have a material adverse effect on our financial position, results of operations, or cash flows. Such matters could also result in suspension or debarment. Given our dependence on government contracting and authorizations, suspension or debarment could have a material adverse effect on our financial position, results of operations or cash flows.

▪
Changes to business practices for U.S. Government contractors could have a significant adverse effect on current programs, potential new awards and the processes by which procurements are awarded and managed.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items, and a reprioritization of available defense funds to key areas for future defense spending. For example, the DoD’s Better Buying Power Initiative continues to evolve in its efforts to reduce costs, gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods, services and solutions from defense contractors. In addition, the DCMA has implemented cost recovery initiatives designed to prioritize efforts to recover costs and close open audits. As a result of certain of these initiatives, we have experienced and may continue to experience an increased number of audits and/or a lengthened period of time required to close open audits. More recently, the thresholds for certain allowable costs are being challenged and refined.
These efforts have had, and we expect them to continue to have, a significant impact on the contracting environment in which we do business. In support of the implementation of the Better Buying Power Initiative, the U.S. Government is issuing new regulations and requirements that are shifting additional responsibility and performance risks to the contractor. While the impact to our business as a result of these changes remains uncertain, our business and industry could be materially adversely affected.

NORTHROP GRUMMAN CORPORATION

▪	Competition within our markets and an increase in bid protests may reduce our revenues and market share.
We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities or be willing to accept more risk or lower margins in competing for contracts. We have seen, and anticipate that we will continue to see, increased competition in some of our core markets, especially as a result of the reduction in budgets for many U.S. Government agencies and fewer new program starts. Changes in U.S. defense spending may limit certain future market opportunities. We are facing increasing competition in our domestic and international markets from U.S., foreign and multinational firms. Additionally, some customers, including the DoD, may turn to commercial contractors, rather than traditional defense contractors, for information technology and other support work, or may utilize small business contractors or determine to source work internally rather than hiring a contractor. If we are unable to continue to compete successfully against our current or future competitors, we will experience declines in revenues and market share, which would negatively impact our financial position, results of operations, or cash flows.
We also are seeing an increasing number of bid protests from unsuccessful bidders on new program awards. Bid protests could result in significant expense to the company, contract modifications or the award decision being overturned and loss of the contract award. Even where a bid protest does not result in the loss of an award, the resolution can extend the time until the contract activity can begin, and delay earnings.

▪
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
Our operating results are heavily dependent upon our ability to attract and retain sufficient personnel with requisite skills and/or security clearances. If qualified personnel become scarce, we could experience higher labor, recruiting or training costs in order to attract and retain such employees. Failure to maintain a qualified workforce would result in difficulty in performing under our contracts.
Approximately 3,300 of our 68,100 employees are covered by an aggregate of 17 collective bargaining agreements, and we expect to negotiate or re-negotiate renewals for three of our collective bargaining agreements in 2013. Collective bargaining agreements generally expire after three to five years, and are subject to renegotiation upon expiration. We may experience difficulties with renewals and renegotiations of existing collective bargaining agreements. If we experience such difficulties, we could incur additional expenses and may be subject to work stoppages. Any such expenses or delays could adversely affect programs served by employees who are covered by collective bargaining agreements.

▪
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from achieving contractual requirements.
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

NORTHROP GRUMMAN CORPORATION

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

▪	Contract cost growth on fixed-price and other contracts that do not result in increased contract value exposes us to reduced profitability and the potential loss of future business.
Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. This cost growth can occur if estimates to complete increase or initial estimates used for calculating the contract cost were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability or reduced productivity of labor, the nature and complexity of the work to be performed, technical or quality issues, the timeliness and availability of materials, major subcontractor performance and quality of their products, the effect of any delays in performance, availability and timing of funding from the customer, and natural disasters. Further, items affecting our contract value may include the inability to recover any claims included in the estimates to complete. A significant change in estimates on one or more programs could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Our risk varies with the type of contract. Due to their nature, firm fixed-price contracts inherently have more risk than cost type contracts. In 2012, approximately 44 percent of our annual revenues were derived from fixed-price contracts. We typically enter into fixed-price contracts where costs can be reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. Should the terms specified in our contracts not be met, then profitability may be reduced or a loss may be incurred. Fixed-price development work comprises a small portion of our fixed-price contracts and inherently has more uncertainty as to future events than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are generally reduced. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates.
Other contracts are also subject to risk, for example, under a fixed price incentive contract, the allowable costs incurred by the contractor are paid up to a ceiling, which can affect profitability. Further, under a cost type contract, the allowable costs incurred by the contractor are also subject to reimbursement plus a fee. We often enter into cost type contracts for development programs with complex design and technical challenges. These cost type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases, the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise.

▪	We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.
When agreeing to contractual terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. These assumptions and projections assess the cost, productivity and availability of labor, future levels of business base, complexity of the work to be performed, cost and availability of materials, impact of potential delays in performance and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profit rates.
Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more of the affected contracts and our performance. See Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7.

NORTHROP GRUMMAN CORPORATION

▪	Our earnings and margins depend, in part, on subcontractor performance as well as raw material and component availability and pricing.
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
Our costs may increase over the term of our contracts. Through cost escalation provisions contained in some of our U.S. Government contracts, we may be protected from increases in costs to the extent that the increases in our costs are in line with industry indices. However, the difference in basis between our actual costs and these indices may expose us to cost uncertainty even with these provisions. A significant delay in supply deliveries of our key raw materials or components required in our production processes could have a material adverse effect on our financial position, results of operations, or cash flows.
In connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. Government. There are currently several components for which there may only be one supplier. If a sole source supplier cannot meet our needs, we may be unable to find a suitable alternative. Consistent with the industry’s efforts, our procurement practices are intended to reduce the likelihood of our procurement of counterfeit parts or materials. If we are unable to procure needed materials, components or parts, or if the parts we procure are counterfeit, our financial position, results of operations, or cash flows could be materially adversely affected.
Changes in economic conditions, as well as changes in the defense budget, can adversely affect the ability of our subcontractors and suppliers to perform and further increase this risk.

▪
Changes in future business conditions could cause business investments and/or recorded goodwill and other long-lived assets to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

Goodwill accounts for approximately half of our recorded total assets. We test goodwill amounts for impairment at least annually and consider whether an interim test is required if we believe potential impairment exists. The annual impairment test is based on several factors requiring judgment. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, our primary customer, including the potential for sequestration and issues surrounding the national debt ceiling. Potential contract cancellations, modifications or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be substantially lower than our current projections. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital and terminal value (based on market comparisons) could also be negatively impacted. Such circumstances may result in an impairment of our goodwill. Further, the carrying values of our reporting units are significantly influenced by a number of factors including the discount rate used to determine our net pension liability. Therefore an increase in the discount rate on our pension liability in 2013 or beyond could result in an impairment of goodwill absent any changes discussed above. We continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets.
As part of our overall strategy, we may, from time to time, acquire an interest in a business. Even after careful integration efforts, actual operating results may vary significantly from initial estimates and we may experience unforeseen issues that adversely affect the value of our goodwill or other long-lived assets.

NORTHROP GRUMMAN CORPORATION

▪	Our international business exposes us to additional risks.
Our international business remains subject to numerous political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries. Our international business is subject to U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and certain other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. Failure by us, our employees, or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us. Changes in regulations, political environments or security risks may affect our ability to conduct business in foreign markets, including those regarding investment, procurement and repatriation of earnings. Our international business may also be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements.
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

▪	Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents or business partners.
We have implemented extensive policies, procedures, training and other compliance controls to prevent misconduct by employees, agents or others with whom we are doing business that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition and data privacy. However, we cannot ensure that we will prevent all such misconduct committed by our employees, agents or others with whom we are doing business, and the risk of improper conduct may increase in the current environment. Such improper actions could subject us to administrative, civil or criminal investigations and monetary and non-monetary penalties, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

▪	Our business could be negatively impacted by security threats, including physical and cybersecurity threats, and other disruptions.
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
Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.
We also manage information technology systems for various customers and other third parties. While we operate under information security policies and procedures for managing these systems, we generally face similar cybersecurity threats for these systems as for our own.

▪	Unforeseen environmental costs could have a material adverse effect on our financial position, results of operations, or cash flows.
Our operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns and other actions. Compliance with current and future environmental laws and regulations currently requires and is expected to continue to require significant operating and capital costs.
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

NORTHROP GRUMMAN CORPORATION

▪	We are subject to various claims and litigation that could ultimately be resolved against us.
The size, nature and complexity of our business make us highly susceptible to claims and litigation. We are and may become subject to various environmental claims, income tax matters, compliance matters, claims, investigations, and administrative, civil or criminal litigation, which could divert financial and management resources and result in fines, penalties, compensatory or treble damages or non-monetary relief. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. Investigations, claims or litigation, if ultimately resolved against us, could have a material adverse effect on our financial position, results of operations or cash flows. Any investigation, claim, or litigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

▪	We may be unable adequately to protect our intellectual property rights, which could affect our ability to compete.
We own many U.S. and foreign patents, trademarks, copyrights, and other forms of intellectual property, and we license certain intellectual property rights to and from third parties. The U.S. Government generally holds licenses to certain intellectual property that we develop in performance of government contracts, and it may use or authorize others to use certain such intellectual property. The U.S. Government appears to be asserting or seeking to assert more extensive intellectual property rights. Our intellectual property is also subject to challenge, invalidation, misappropriation or circumvention by third parties.
We also rely significantly upon proprietary technology, information, processes and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors and other parties, as well as through other measures. These agreements and other measures may not provide adequate protection for our unpatented proprietary information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors. In some instances, we have licensed the proprietary intellectual property of others, but we may be unable in the future to secure the necessary licenses to use such intellectual property on commercially reasonable terms. If we are unable adequately to protect our intellectual property rights, against claims by the U.S. Government or others our business could be adversely affected.

▪	Our business is subject to disruption caused by natural disasters, environmental disasters and other factors that could adversely affect our profitability and our overall financial position.
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

NORTHROP GRUMMAN CORPORATION

▪
Our insurance coverage, customer indemnifications or other liability protections may be inadequate to cover all of our significant risks or our insurers may deny coverage of or be unable to pay for material losses we incur, which could adversely affect our profitability and overall financial position.

We endeavor to obtain insurance agreements from established markets to cover significant risks and liabilities (including, for example, natural disasters and product liability). Not every risk or liability can be insured, and, for risks that are insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us.
Disputes with insurance carriers over policy terms or the insolvency of one or more of our insurers may significantly affect the amount or timing of cash flows and, if litigation over coverage terms with the insurer becomes necessary, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations, or cash flows.
In some circumstances we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations or otherwise. However, these protections are typically subject to certain terms or limitations and may not be sufficient to cover all losses or liabilities incurred.

▪	Anticipated benefits of mergers, acquisitions, joint ventures, spin-offs or strategic alliances may not be realized.
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

▪
Market volatility and adverse capital and credit market conditions may affect our suppliers' ability to access cost-effective sources of funding and expose us to risks associated with the financial viability of suppliers.

A tightening of credit could adversely affect our suppliers’ ability to obtain financing. Delays in suppliers’ ability to obtain financing, or the unavailability of financing, could cause us to be unable to meet our contract obligations and could adversely affect our financial position, results of operations, or cash flows. The inability of our suppliers to obtain financing could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other supplemental means to support our existing suppliers.

▪
Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions, future investment performance of plan assets, future trends in health care costs and legislative or other regulatory actions.

A substantial portion of our current and retired employee population is covered by pension and other post-retirement benefit plans, the costs of which are dependent upon our various assumptions, including estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension and post-retirement benefit plans are subject to legislative and other government regulatory actions. Variances from these estimates could have a material adverse effect on our financial position, results of operations, or cash flows.
Additionally, due to government regulations, pension plan cost recoveries under our government contracts occur in different periods from when those pension costs are recognized for financial statement purposes or when pension funding is made. These timing differences could have a material adverse effect on our cash flow from operations. In December 2011, the cost accounting rules were revised in order to partially harmonize the measurement and period of assignment of defined benefit pension plan costs allocable to U.S. Government contracts and the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act (PPA) of 2006. We anticipate that this rule will better align, but not eliminate, mismatches between ERISA funding requirements and CAS pension costs for U.S. Government CAS covered contracts.

NORTHROP GRUMMAN CORPORATION

▪	Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in applicable domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. Deferred tax assets are required to be measured at the statutory tax rate currently in effect, therefore a change in the U.S. corporate tax rate would result in a remeasurement of our net deferred tax asset through the income tax provision. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and significantly affect our income tax expense, profitability and cash flow.

▪	Our nuclear-related operations subject us to various environmental, regulatory, financial and other risks.
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

▪
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
Even if the spin-off transaction otherwise qualifies as tax-free for U.S. federal income tax purposes, the internal reorganization and distribution may be taxable to us (but not to our shareholders) if certain events occur, including, if before March 31, 2013 there are one or more acquisitions (including issuances) of the stock of either us or HII, representing 50% or more of the then-outstanding stock of either corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution; we cease to engage appropriately in the conduct of a substantial part of our existing business; or, we or HII repurchase shares in excess of specified levels before March 31, 2013. If such tax were incurred, the tax liability would be substantial. HII has agreed not to undertake transactions that would reasonably be expected to trigger such tax, and we intend to avoid any such transactions.

NORTHROP GRUMMAN CORPORATION

▪	The spin-off of our former Shipbuilding business may expose us to potential claims and liabilities.
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
In addition, third parties could seek to hold us responsible for any of the liabilities or obligations for which HII has agreed to be responsible and/or to indemnify us, directly or indirectly. The indemnity related rights we have under our agreements with HII may not be sufficient to protect us against such liabilities. Even if we ultimately succeed in recovering from HII or the U.S. Government any amounts for which we are held liable, we may be required to record these losses ourselves until such time as the indemnity contribution is paid. In addition, certain indemnities that we may be required to provide HII are not subject to a cap, may be significant, and could negatively impact our business. These risks could negatively affect our business and could have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1B. Unresolved Staff Comments
None.
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
Item 2. Properties
At December 31, 2012, we owned or leased approximately 35 million square feet of floor space at approximately 513 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses. At December 31, 2012, we leased to third parties approximately 549,000 square feet of our owned and leased facilities, and had vacant floor space of approximately 357,000 square feet.
At December 31, 2012, we had major operations at the following locations:
AEROSPACE SYSTEMS
Carson, El Segundo, Manhattan Beach, Mojave, Palmdale, Redondo Beach, and San Diego, CA; Melbourne and St. Augustine, FL; Devens, MA; Bethpage, NY.
ELECTRONIC SYSTEMS
Azusa, Sunnyvale and Woodland Hills, CA; Norwalk, CT; Apopka, FL; Rolling Meadows, IL; Annapolis, Elkridge, Halethorpe, Linthicum and Sykesville, MD; Williamsville, NY; Cincinnati, OH; Salt Lake City, UT; and Charlottesville, VA. Locations outside the U.S. include United Kingdom, France, Germany, and Italy.

NORTHROP GRUMMAN CORPORATION

INFORMATION SYSTEMS
Huntsville, AL; Carson, McClellan, Redondo Beach, San Diego, and San Jose, CA; Aurora and Colorado Springs CO; Annapolis Junction, MD; Bellevue, NE; Beavercreek, OH; and Chantilly, Chester, Fairfax, Herndon, McLean, Reston, and Richmond, VA.
TECHNICAL SERVICES
Sierra Vista, AZ; Warner Robins, GA; Lake Charles, LA; Clearfield, UT; and Herndon, VA.
CORPORATE
Falls Church and Lebanon, VA; and Irving, TX.
The following is a summary of our floor space at December 31, 2012:

Square feet (in thousands)	Owned	Leased	U.S. Government Owned/Leased	Total
Aerospace Systems	6,380	5,049	1,930	13,359
Electronic Systems	8,222	2,895	—	11,117
Information Systems	657	6,379	—	7,036
Technical Services	115	1,889	—	2,004
Corporate	657	880	—	1,537
Total	16,031	17,092	1,930	35,053
We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
Item 3. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Note 11 to the consolidated financial statements in Part II, Item 8.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in Note 11 to the consolidated financial statements, we do not believe that the outcome of any matter pending against the Company is likely to have a material adverse effect on the company's consolidated financial position as of December 31, 2012 or its annual results of operations or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A, of this report.
Item 4. Mine Safety Disclosures
No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
Our common stock is listed on the New York Stock Exchange and trades under symbol NOC.
The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions.

	2012	2011
January to March(1)	$57.31 to $62.31	$62.23 to $72.50
April to June	56.59 to 65.78	59.87 to 70.50
July to September	61.86 to 70.20	49.20 to 70.61
October to December	62.80 to 71.25	50.13 to 59.83

(1)	The stock prices for the quarter ended March 31, 2011 have not been adjusted for the impact of the Shipbuilding spin-off.

(b)	Holders
The approximate number of common stockholders was 29,333 as of January 31, 2013.

(c)	Dividends
Quarterly dividends per common share for the most recent two years are as follows:

	2012	2011
January to March	$0.50	$0.47
April to June	0.55	0.50
July to September	0.55	0.50
October to December	0.55	0.50
Total	$2.15	$1.97
Common Stock
We have 800,000,000 shares authorized at a $1 par value per share, of which 239,209,812 shares and 253,889,622 shares were outstanding as of December 31, 2012 and 2011, respectively.
Preferred Stock
We have 10,000,000 shares authorized at a $1 par value per share, of which no shares were issued and outstanding as of December 31, 2012, and 2011.

NORTHROP GRUMMAN CORPORATION

(d)	Stock Performance Graph
Comparison of Cumulative Five Year Total Return
Among Northrop Grumman Corporation, the S&P 500 Index,
and the S&P Aerospace & Defense Index

$120
$100
$80
$60
$40
2007
2008
2009
2010
2011
2012
Northrop Grumman Corporation
S&P 500 Index
S&P Aerospace & Defense Index

(1)	Assumes $100 invested at the close of business on December 31, 2007, in Northrop Grumman Corporation common stock, Standard & Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.

(2)
The cumulative total return assumes reinvestment of dividends. In March 2011, we completed the HII spin-off. Our shareholders received one share of HII common stock for every six shares of our common stock held on the record date. The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend.

(3)
The S&P Aerospace & Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Honeywell International Inc., L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc., Textron, Inc. and United Technologies Corporation.

(4)	The total return is weighted according to market capitalization of each company at the beginning of each year.

NORTHROP GRUMMAN CORPORATION

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The table below summarizes our repurchases of common stock during the three months ended December 31, 2012:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 1 through October 31, 2012	824,990	$68.80	824,990	$1,907
November 1 through November 30, 2012	2,697,026	66.11	2,697,026	1,728
December 1 through December 31, 2012	3,745,800	67.24	3,745,800	1,476
Ending balance	7,267,816	$66.99	7,267,816	$1,476

(1)
In June 2010, our board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. Following this initial authorization, our board of directors increased the remaining repurchase authorization to $4.0 billion in April 2011. After further repurchases reduced the remaining authorization to less than $1 billion, the board of directors again increased the remaining authorization to $2.0 billion in September 2012. As of December 31, 2012, repurchases under the program totaled $3.9 billion and $1.5 billion remained under this share repurchase authorization. The repurchase program will expire when we have used all authorized funds for repurchase.

(2)	Includes commissions paid.
Share repurchases take place under pre-established programs, depending on market conditions, in the open market, or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.
In connection with the spin-off of the former shipbuilding business (see Note 3 in Part II, Item 8), we obtained a Private Letter Ruling from the Internal Revenue Service that generally limits our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expires on March 31, 2013. Since the spin-off we have repurchased approximately 61 million shares of our common stock, and as of December 31, 2012, the company may repurchase approximately 27 million shares under the Private Letter Ruling limitation. Cash available from unusual transactions, such as the disposition of significant assets, should they arise, can be used to repurchase additional shares.
(f) Securities Authorized for Issuance Under Equity Compensation Plans.
For a description of securities authorized under our equity compensation plans, see Note 14 to our consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 6. Selected Financial Data
The data presented in the following table is derived from the audited consolidated financial statements and other information, all adjusted to reflect the effects of discontinued operations. See also Other Matters – Business Dispositions in Part II, Item 7.
Selected Financial Data

	Year Ended December 31
$ in millions, except per share amounts	2012	2011	2010	2009	2008
Sales
U.S. Government	$22,708	$23,905	$25,507	$24,955	$23,274
Other customers	2,510	2,507	2,636	2,695	2,977
Total sales	25,218	26,412	28,143	27,650	26,251
Operating income	3,130	3,276	2,827	2,274	2,076
Earnings from continuing operations	1,978	2,086	1,904	1,434	1,018
Basic earnings per share, from continuing operations	$7.96	$7.54	$6.41	$4.49	$3.04
Diluted earnings per share, from continuing operations	7.81	7.41	6.32	4.44	2.98
Cash dividends declared per common share	2.15	1.97	1.84	1.69	1.57
Year-End Financial Position
Total assets	$26,543	$25,411	$31,410	$30,297	$30,077
Notes payable to banks and long-term debt	3,935	3,948	4,724	4,011	3,661
Total long-term obligations and preferred stock(1)	10,973	8,940	7,947	8,959	8,926
Financial Metrics
Cash provided by continuing operations	$2,640	$2,347	$2,056	$1,995	$2,705
Free cash flow from continuing operations(2)	2,309	1,855	1,471	1,454	2,132
Other Information
Company-sponsored research and development expenses	$520	$543	$580	$588	$543
Total backlog	40,809	39,515	46,842	48,741	54,062
Square footage at year-end (in thousands)	35,053	37,397	38,218	37,990	39,962
Number of employees at year-end	68,100	72,500	79,600	81,800	81,418

(1)
In 2008, all of the outstanding shares of preferred stock were converted or redeemed. Total long-term obligations includes the long-term portions of debt, pension and post-retirement plan liabilities, environmental liabilities, deferred compensation and other long-term obligations.

(2)
Free cash flow from continuing operations is a non-GAAP financial measure and is calculated as cash provided by continuing operations less capital expenditures. See Liquidity and Capital Resources – Free Cash Flow from Continuing Operations in Part II, Item 7 for more information on this measure.

NORTHROP GRUMMAN CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Political and Economic Environment
The U.S. Government continues to face substantial fiscal and economic challenges that affect funding for its non-discretionary and discretionary budgets. Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in defense budgets by at least $487 billion over a ten year period. Part II provided the potential for substantial additional reductions, through a process known as “sequestration.” The President's proposed fiscal year (FY) 2013 budget represented a slight decline for defense from FY 2012. While Congress has not passed a FY 2013 budget, it did pass a six-month continuing resolution that funds the U.S. Government through March 27, 2013. This continuing resolution restricts new starts and provides for discretionary spending levels that represent a slight increase over the FY 2012 budget. It is unclear whether annual appropriations bills will be passed during FY 2013. The U.S. Government may operate under a continuing resolution for all of FY 2013, restricting new contract or program starts for that year.
The American Taxpayer Relief Act of 2012 was enacted in January 2013. It addressed a number of tax code provisions and certain spending issues but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. The nation's debt ceiling is currently expected to be reached during the first half of 2013. Congress and the Administration continue to debate these issues and the terms of a possible national fiscal approach. The outcome of that debate could have a significant impact on future defense spending plans. While the President's proposed FY 2014 budget is scheduled for release in February 2013, its delivery may be delayed given these unresolved broad fiscal matters.
The Congressional budget process to finalize FY 2013 defense spending also has been marked by continued uncertainty and significant debate, increasing the possibility of sequestration occurring. As noted above, the Budget Control Act calls for additional substantial defense spending reductions through sequestration, if Congress is unable to agree on a budget that conforms with the Budget Control Act requirements. Should sequestration, as currently mandated, be implemented in March 2013, absent any other changes, we expect it would have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on the companies in the defense industrial base.
There continues to be much uncertainty also regarding how sequestration would be implemented, if it were to go into effect. There are many variables in how the law could be applied that make it difficult to determine the specific impacts. However, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company.
Members of Congress are discussing various options to address sequestration's automatic spending cuts. While we cannot predict the outcome of these efforts, it is likely that budget decisions made in this environment will have long-term consequences for our company and the entire defense industry.
In addition to fiscal and budgetary constraints, we expect defense spending to be affected by the drawdown of U.S. force levels tied to current major overseas deployments and other shifts in defense missions and priorities. As overall defense spending declines, the Department of Defense (DoD) is continuing to re-evaluate the role and structure of the U.S. military. In 2012, the DoD announced a new defense strategy intended to guide its priorities and budgeting decisions. The guidance calls for the U.S. military to project power globally and operate effectively in all domains, including cybersecurity, and it places particular emphasis on Asia Pacific as an area of strategic focus.
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

NORTHROP GRUMMAN CORPORATION

Operating Performance Assessment and Reporting
We manage and assess the performance of our business based on our performance on contracts and programs (two or more closely-related contracts), with consideration given to the Critical Accounting Policies, Estimates and Judgments described later in this section. Revenue on our portfolio of long-term contracts is generally recognized using the percentage of completion method, primarily the cost-to-cost method, but in some cases the units-of-delivery method of percentage of completion accounting. As a result, sales tend to fluctuate in concert with costs across our large portfolio of contracts. Due to Federal Acquisition Regulations (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as manufacturing, engineering, and design labor costs, subcontractor costs, material costs, overhead costs, and general and administrative costs), as much as we do on total contract costs, which is the key driver of both sales and operating income.
Our contract management process involves the use of contract estimates-at-completion (EACs) that are generally prepared and evaluated on a bottoms-up basis at least annually and reviewed on a quarterly basis over the contract's period of performance. These EACs include an estimated contract operating margin based initially on the contract award amount, adjusted to reflect estimated risks related to contract performance. These risks typically include technical risk, schedule risk and performance risk based on our evaluation of the contract effort. Similarly, the EACs include identified opportunities for operating margin rate improvement. Over the contract's period of performance, our program management organizations perform evaluations of contract performance and adjust the contract revenue and cost estimates to reflect the latest reliable information available.
Our business and program management organizations are comprised of skilled professional managers whose objective is to satisfy the customer's expectations, deliver high quality products and services, and manage contract risks and opportunities to achieve an appropriate operating margin rate on the contract. Our comprehensive business and contract management process is a coordinated process involving personnel with expertise from various disciplines including production control, contracts, cost management, mission assurance and quality, finance and supply chain, among others. As part of this overall contract management function, these personnel monitor compliance with our critical accounting policies related to contract accounting and compliance with U.S. Government regulations. Contract operating income and period-to-period contract operating margin rates are adjusted over the contract's period of performance to reflect the latest estimated revenue and cost for the contract, including changes in the risks and opportunities affecting the contract. Such adjustments may have a favorable or unfavorable effect on operating income depending upon the specific conditions affecting each contract.
In evaluating our operating performance, we look primarily at changes in sales and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations first focuses around our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, deliveries or other indicators of sales activity, and contract mix. For purposes of this discussion, volume generally refers to increases or decreases in cost or sales from production/service activity levels or delivery rates. Performance refers to changes in contract margin rates for the period, primarily related to the changes in estimates referred to above.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights, excluding the results of discontinued operations, are presented in the table below:

	Year Ended December 31
$ in millions, except per share amounts	2012	2011	2010
Sales	$25,218	$26,412	$28,143
Operating costs and expenses	22,088	23,136	25,316
Operating income	3,130	3,276	2,827
Operating margin rate	12.4%	12.4%	10.0%
Interest expense	($ 212)	($ 221)	($ 269)
Federal and foreign income tax expense	$ 987	$ 997	$ 462
Effective income tax rate	33.3%	32.3%	19.5%
Diluted earnings per share	$ 7.81	$ 7.52	$ 6.82
Cash provided by continuing operations	$ 2,640	$ 2,347	$ 2,056

NORTHROP GRUMMAN CORPORATION

Consolidated operating results for the year ended December 31, 2012, reflect our customer's overall lower spending levels, lower sales due to our portfolio shaping actions and our focus on working capital. Our margin rates and cash provided by operating activities demonstrate strong operating performance, and our continued focus on performance and affordability, as further discussed below.
Segment operating income, as reconciled below, is a non-GAAP measure and is used by management as an internal measure of the financial performance of our individual operating segments.

	Year Ended December 31
$ in millions	2012	2011	2010
Segment operating income	$3,176	$3,055	$3,010
Segment operating margin rate	12.6%	11.6%	10.7%
The table below reconciles segment operating income to total operating income:

	Year Ended December 31
$ in millions	2012	2011	2010
Segment operating income	$3,176	$3,055	$3,010
FAS pension expense in accordance with GAAP	(374)	(238)	(461)
Pension expense in accordance with CAS	506	638	471
Net FAS/CAS pension adjustment	132	400	10
Unallocated corporate expenses	(168)	(166)	(182)
Other	(10)	(13)	(11)
Total operating income	$3,130	$3,276	$2,827
For financial statement purposes, we account for our employee pension plans in accordance with GAAP under Financial Accounting Standards (FAS). We charge the costs of these plans to our contracts in accordance with the FAR and the related Cost Accounting Standards (CAS) that govern such plans. The net FAS/CAS pension adjustment is pension expense determined in accordance with GAAP less pension expense charged to contracts and included in segment operating income. Unallocated corporate expenses generally include the portion of corporate expenses, other than FAS pension costs, not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.
Sales
2012 – Sales for 2012 decreased $1.2 billion, or 5 percent, as compared to 2011, reflecting lower sales in three of our four operating segments.
2011 – Sales for 2011 decreased $1.7 billion, or 6 percent, as compared to 2010, reflecting lower sales at all four operating segments.
The table below shows the variances in segment sales from the respective prior years:

	Variance from Prior Year
$ in millions	2012		2011
Aerospace Systems	$ 13	0%	($472)	(5%)
Electronic Systems	(422)	(6%)	(241)	(3%)
Information Systems	(565)	(7%)	(474)	(6%)
Technical Services	(174)	(5%)	(512)	(14%)
Intersegment sales elimination	(46)	(2%)	(32)	(2%)
For further information by segment refer to the Segment Operating Results below, and for product and service detail, refer to the Product and Service Analysis section that follows.

NORTHROP GRUMMAN CORPORATION

Operating Costs and Expenses
Operating costs and expenses are primarily comprised of labor, material, subcontractor, and overhead costs, and are generally allocated to contracts as they are incurred. In accordance with industry practice and the regulations that govern cost accounting requirements for government contracts, most general management and corporate expenses incurred at the segment and corporate locations are considered allowable and allocable costs. These general and administrative costs are generally allocated on a systematic basis to contracts in progress.
Operating costs and expenses consist of the following:

	Year Ended December 31
$ in millions	2012	2011	2010
Product and service costs	$19,638	$20,786	$22,849
General and administrative	2,450	2,350	2,467
Operating costs and expenses	$22,088	$23,136	$25,316
2012 – Product and service costs for 2012 decreased $1.1 billion, or 6 percent, as compared to 2011. The primary driver of the reduction in product and service costs was reduced volume at Electronic Systems, Information Systems and Technical Services. General and administrative expenses as a percentage of total sales increased to 9.7 percent in 2012, from 8.9 percent in 2011; the increase includes the impact of lower sales, higher indirect costs related to compensation accruals and cost classification changes to standardize cost accounting practices at one of our segments, as well as higher bid and proposal expenses.
2011 – Product and service costs for 2011 decreased $2.1 billion, or 9 percent, as compared to 2010. The primary driver of the reduction in product and service costs is reduced volume at all four of our segments, with Aerospace Systems, Information Systems and Technical Services driving the majority of the decrease. General and administrative expenses as a percentage of total sales was comparable at 8.9 percent.
For the product and service costs detail, see the Product and Service Analysis section that follows.
Operating Income
We define operating income as sales less operating costs and expenses, which includes general and administrative expenses. Changes in estimated sales, operating costs and expenses, and the resulting operating income related to our contracts accounted for using the percentage-of-completion method are recorded using the cumulative catch-up method of accounting. The aggregate effects of these favorable and unfavorable changes in our estimated costs at completion, across our portfolio of contracts, can have a significant effect upon our reported sales and operating income in each of our reporting periods. Cumulative catch-up operating income adjustments are presented in the table below:

	Year Ended December 31
$ in millions	2012	2011	2010
Favorable adjustments	$1,270	$1,123	$945
Unfavorable adjustments	(285)	(385)	(270)
Net operating income adjustments	$ 985	$ 738	$675
Cost reduction initiatives to increase our competitiveness contributed to the net favorable operating income adjustments. Our cost management activities have led to overall improved contract performance, reflected in both increased favorable adjustments and lower unfavorable adjustments.
Segment Operating Income
Segment operating income is defined as operating income less certain corporate-level expenses that are not considered allowable or allocable under applicable CAS and FAR and the net FAS/CAS pension difference.

NORTHROP GRUMMAN CORPORATION

The table below shows the variances in segment operating income from the respective prior years:

	Variance from Prior Year
$ in millions	2012		2011
Aerospace Systems	$ 1	0%	$ 4	0%
Electronic Systems	117	11%	47	5%
Information Systems	(5)	(1%)	10	1%
Technical Services	8	3%	11	4%
Intersegment earnings elimination	—	0%	(27)	(12%)
2012 - Segment operating income in 2012 increased $121 million, or 4 percent, as compared to 2011, driven by a number of factors including improved performance, particularly at Electronic Systems. Improved performance reflects mitigation of contract risks and cost reduction initiatives, as well as portfolio shaping efforts. The increase in segment operating margin rate reflects this improved segment performance on lower revenue.
2011 - Segment operating income in 2011 increased $45 million, or 1 percent, as compared to 2010, driven by improved program performance, which more than offset the impact of lower sales.
Net Pension Adjustment
The net FAS/CAS pension adjustment in 2012 decreased $268 million, as compared to 2011, primarily due to increased GAAP pension expense resulting from amortization of prior year actuarial losses and decreased CAS pension expense allocated to the operating segments due to the design change in the company's defined benefit pension plans adopted in December 2011. The net FAS/CAS pension adjustment in 2011 increased $390 million, as compared to 2010, primarily due to decreased GAAP pension expense, primarily resulting from higher than estimated returns on a larger amount of pension plan assets as of the beginning of the year.
Unallocated Corporate Expenses
Unallocated corporate expenses for 2012 were comparable with the prior year. Unallocated corporate expenses for 2011 decreased $16 million, or 9 percent, as compared with 2010, primarily due to a decrease in stock-based compensation.
Interest Expense
Interest expense declined in both 2012 and 2011 by $9 million and $48 million, respectively, as compared to the respective prior years. The decrease from 2010 to 2011 is primarily due to a lower weighted average interest rate resulting from our debt refinancing in November 2010.
Federal and Foreign Income Taxes
2012 – Our effective tax rate on earnings from continuing operations for 2012 was 33.3 percent, as compared with 32.3 percent in 2011. The higher effective tax rate reflects the change in net tax benefits related to the absence of research tax credits, which expired at the end of 2011. Although the American Taxpayer Relief Act of 2012 extended the research tax credit through 2013, it was not enacted until January 2013. Therefore, the 2012 research credit will be recorded in the first quarter of 2013.
2011 – Our effective tax rate on earnings from continuing operations for 2011 was 32.3 percent, as compared with 19.5 percent in 2010. In 2010, we recognized net tax benefits of $298 million to reflect the final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of the IRS’ examination of our tax returns for the years 2004 through 2006.
Diluted Earnings Per Share
2012 – Our diluted earnings per share increased by $0.29, or 4 percent. The higher diluted earnings per share reflects the full impact of 2011 share repurchases, which were largely purchased in the second half of 2011, the effect of our 2012 share repurchases and the higher segment operating income, partially offset by lower earnings reflecting the lower net FAS/CAS pension adjustment.
2011 – Our diluted earnings per share increased by $0.70, or 10 percent. The higher diluted earnings per share reflects higher earnings and the effects of our share repurchases.
Cash Provided by Continuing Operations
2012 – Cash provided by continuing operations for 2012 was $2.6 billion, as compared with $2.3 billion in 2011. Cash provided by continuing operations reflects lower pension contributions, partially offset by higher income taxes

NORTHROP GRUMMAN CORPORATION

paid. In 2012, we contributed $367 million to our pension plans, of which $300 million was voluntarily pre-funded, as compared with $1.1 billion in 2011, of which $1.0 billion was voluntarily pre-funded.
2011 – Cash provided by continuing operations in 2011 was $2.3 billion, as compared with $2.1 billion in 2010. The increase in 2011 reflects lower tax payments, timing of trade working capital and higher pension contributions. In 2011, we contributed $1.1 billion to our pension plans, of which $1.0 billion was voluntarily pre-funded, as compared with $789 million in 2010, of which $728 million was voluntarily pre-funded.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned in four reportable segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. This section discusses sales, segment operating income and operating margin rates by segment. The reconciliation of segment sales to total sales is provided in Note 4 to the consolidated financial statements in Part II, Item 8, with the difference being intersegment sales eliminations. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Consolidated Operating Results section above. For purposes of the discussion in this Segment Operating Results section, references to operating income and operating income margin rate reflect segment operating income and segment operating margin rate.
On January 1, 2012, we transferred our missile business (primarily the Intercontinental Ballistic Missile (ICBM) program) from the Aerospace Systems segment to our Technical Services segment. The segment sales and segment operating income for the years ended December 31, 2011 and 2010, have been recast to reflect the missile business transfer. Sales of $494 million and $474 million, and segment operating income of $44 million and $43 million, were transferred from Aerospace Systems to Technical Services for the years ended December 31, 2011 and 2010, respectively.
For a more complete description of each segment’s products and services, see the business descriptions in Part I, Item 1.
AEROSPACE SYSTEMS

	Year Ended December 31
$ in millions	2012	2011	2010
Sales	$9,977	$9,964	$10,436
Operating income	1,218	1,217	1,213
Operating margin rate	12.2%	12.2%	11.6%
2012 - Aerospace Systems sales for 2012 were comparable to the prior year. Sales of unmanned systems increased approximately $280 million, primarily related to ramping up on the NATO Alliance Ground Surveillance (AGS) and Fire Scout programs. Additionally, there was higher volume of approximately $200 million on the F-35 program due to deliveries on LRIP 5, the first F-35 contract accounted for under the units-of-delivery method. These increases were offset by the termination of a weather satellite program, which reduced sales by approximately $175 million, as well as lower sales on the Joint Surveillance Target Attack Radar System (JSTARS), F/A-18 and certain restricted space programs.
Operating income and margin rate for 2012 were comparable to the prior year. The operating income and margin rate reflect approximately $90 million lower operating income from the F/A-18 program's lower volume and transition from the multi-year 2 contract to the lower margin multi-year 3 contract, principally offset by performance improvements in space systems and higher margin rates and volume on sales of unmanned systems.
2011 - Aerospace Systems sales for 2011 decreased $472 million, or 5 percent, as compared with 2010. The decrease was primarily due to approximately $430 million lower sales in space systems due to reduced funding for weather satellite programs and the James Webb Space Telescope (JWST), as well as lower volume for several other space programs. Military aircraft systems declined approximately $130 million primarily due to lower volume on the F-35 program, which transitioned to a units-of-delivery revenue recognition method beginning with low rate initial production lot 5, the completion of the aerial targets program and lower volume on EA-18G Growler, offset by higher volume on Long Endurance Multi-Intelligence Vehicle (LEMV) and JSTARS. These decreases were partially offset by higher sales at advanced concepts and technology, primarily due to increased volume on restricted programs.

NORTHROP GRUMMAN CORPORATION

Operating income for 2011 was comparable with the prior year, and operating margin rate increased to 12.2 percent from 11.6 percent. The increase is primarily due to improved performance across several programs at Aerospace Systems and lower amortization expense on purchased intangibles, partially offset by an unfavorable adjustment for performance incentives on a space program and overall lower sales volume discussed above.
ELECTRONIC SYSTEMS

	Year Ended December 31
$ in millions	2012	2011	2010
Sales	$6,950	$7,372	$7,613
Operating income	1,187	1,070	1,023
Operating margin rate	17.1%	14.5%	13.4%
2012 - Electronic Systems sales for 2012 decreased $422 million, or 6 percent, as compared with 2011. The decrease was largely due to lower volume of approximately $160 million on infrared countermeasures sales and approximately $250 million lower postal automation sales, including approximately $150 million from our decision to de-emphasize our domestic postal automation business. These declines, as well as declines due to troop draw down and reduced overseas contingency operations funding, were partially offset by approximately $190 million higher volume on space programs.
Operating income for 2012 increased $117 million, or 11 percent, and operating margin rate increased to 17.1 percent from 14.5 percent. The higher operating income and operating margin rate reflect approximately $160 million of additional performance improvements over 2011, primarily on several combat avionics programs. These performance improvements include the effect of unfavorable adjustments of approximately $50 million on a domestic postal automation program in the prior year that did not recur in 2012.
2011 - Electronic Systems sales for 2011 decreased $241 million, or 3 percent, as compared with 2010. The decrease was primarily due to fewer deliveries on the Large Aircraft Infrared Countermeasures and Vehicular Intercommunications Systems (VIS) programs, offset by increased volume on restricted programs.
Operating income for 2011 increased $47 million, or 5 percent, and operating margin rate increased to 14.5 percent from 13.4 percent. The higher operating income is primarily due to performance improvements on several contracts nearing completion in Land & Self Protection Systems and Intelligence, Surveillance & Reconnaissance programs. The improved program performance was partially offset by reserves established in 2011 for reductions in workforce and a reserve on a program related to outstanding contractual issues as the contract nears completion and the overall lower sales volume described above.
INFORMATION SYSTEMS

	Year Ended December 31
$ in millions	2012	2011	2010
Sales	$7,356	$7,921	$8,395
Operating income	761	766	756
Operating margin rate	10.3%	9.7%	9.0%
2012 - Information Systems sales for 2012 decreased $565 million, or 7 percent, as compared with 2011, with no single program driving a significant portion. The decline in sales reflects the termination or wind-down on a number of programs, including the Joint Tactical Radio Systems Airborne, Maritime and Fixed (JTRS AMF), Installation Kits (I-KITS), Enterprise Network Management (ENM) and F-22 programs, partially offset by higher volume of approximately $110 million on the Encore II Information Technology support program, as well as higher volume on the Air and Space Operations Center, Enterprise System Development, and Ground Combat Vehicle programs. Further reducing sales was lower volume on restricted programs, as well as the sale of the County of San Diego IT outsourcing contract and the sale of Park Air Norway, which together reduced sales by approximately $100 million, as compared to 2011.
Operating income for 2012 decreased $5 million, or 1 percent, and operating margin rate increased to 10.3 percent from 9.7 percent. The higher operating margin rate is primarily driven by performance improvements across a number of contracts, which largely offset the impact of lower volume on operating income.
2011 - Information Systems sales for 2011 decreased $474 million, or 6 percent, as compared with 2010. The largest driver was lower sales for defense programs of $327 million, principally attributed to reduced volume on Force

NORTHROP GRUMMAN CORPORATION

Protection Security System, Saudi Arabian American Oil Company, Netcents DKO, F-22 and several other programs, partially offset by higher volume on Encore II and Trailer Mounted Support System programs. The lower civil sales volume is primarily due to the sale of the County of San Diego contract, which reduced sales by $70 million as compared to the same period in 2010, lower volume on the ENM program and completion of the Treasury Communications System program in 2010.
Operating income for 2011 increased $10 million, or 1 percent, and operating margin rate increased to 9.7 percent from 9.0 percent. The increase is primarily driven by improved performance on several civil programs, including the Virginia Information Technologies Agency Outsource contract and the effect of the sale of the County of San Diego contract, partially offset by the lower sales volume in defense programs described above.
TECHNICAL SERVICES

	Year Ended December 31
$ in millions	2012	2011	2010
Sales	$3,019	$3,193	$3,705
Operating income	268	260	249
Operating margin rate	8.9%	8.1%	6.7%
2012 - Technical Services sales for 2012 decreased $174 million, or 5 percent, as compared with 2011. The decrease was primarily due to reduced volume from portfolio shaping of approximately $70 million as we focus our operations into core areas, lower KC-10 logistics activity of approximately $60 million and lower ICBM logistics and modernization activity of approximately $50 million.
Operating income for 2012 increased $8 million, or 3 percent, and operating margin rate increased to 8.9 percent from 8.1 percent. The higher operating income and operating margin rate were primarily due to improved performance on the KC-10 program, partially offset by lower sales volume as described above.
2011 - Technical Services sales for 2011 decreased $512 million, or 14 percent, as compared with 2010. The decrease is primarily due to $606 million lower sales in defense and government systems, primarily due to the reduced participation in the NSTec joint venture. Effective January 1, 2011, the company reduced its participation in this joint venture and deconsolidated it, resulting in no sales recorded for the joint venture for 2011, compared with sales of $579 million in 2010. The decrease was partially offset by increased activity on the KC-10 program, which began in February 2010.
Operating income for 2011 increased $11 million, or 4 percent, and operating margin rate increased to 8.1 percent from 6.7 percent. The increase in operating margin rate is primarily due to effects of the change in participation in the NSTec joint venture and performance improvements on several logistics and modernization and defense programs, partially offset by unfavorable program performance on KC-10.
PRODUCT AND SERVICE ANALYSIS

	Year Ended December 31
$ in millions	2012	2011	2010
Product sales	$13,838	$15,073	$16,091
Product costs(1)	10,415	11,491	12,558
% of product sales	75.3%	76.2%	78.0%
Service sales	11,380	11,339	12,052
Service costs(1)	9,223	9,295	10,291
% of service sales	81.0%	82.0%	85.4%

(1)	Product and service costs do not include an allocation of general and administrative expenses.
2012 - Product costs as a percentage of product sales decreased 90 basis points for the year ended December 31, 2012, compared to 2011. This improvement reflects higher margins on combat avionics at Electronic Systems.
Service costs as a percentage of service sales decreased 100 basis points for the year ended December 31, 2012, compared to 2011. This improvement reflects higher service margins in all four business segments. The

NORTHROP GRUMMAN CORPORATION

improvement is principally driven by higher margins on certain military aircraft programs at Aerospace Systems and an increase in favorable performance adjustments across a number of programs at Electronic Systems.
2011 - Product costs as a percentage of product sales decreased 180 basis points for the year ended December 31, 2011, compared to 2010. The decrease reflects performance improvements in various programs at Aerospace Systems and Electronic Systems, and lower amortization expense on purchased intangibles at Aerospace Systems.
Service costs as a percentage of service sales decreased 340 basis points for the year ended December 31, 2011, compared to 2010. The decrease reflects performance improvements in various programs at Information Systems and Technical Services, the effect of the sale of the County of San Diego contract at Information Systems, and the change in participation in the NSTec joint venture at Technical Services.
The following table presents sales and operating costs and expenses by segment between product and service:

	Year Ended December 31
$ in millions	2012		2011		2010
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$8,729	$7,704	$8,701	$7,622	$9,324	$8,262
Services	1,248	1,055	1,263	1,125	1,112	961
Electronic Systems
Product	5,346	4,438	6,041	5,161	6,410	5,479
Services	1,604	1,325	1,331	1,141	1,203	1,111
Information Systems
Product	708	606	486	430	535	476
Services	6,648	5,989	7,435	6,725	7,860	7,163
Technical Services
Product	213	196	501	456	475	433
Services	2,806	2,555	2,692	2,477	3,230	3,023
Segment Totals
Total Product	$14,996	$12,944	$15,729	$13,669	$16,744	$14,650
Total Services	12,306	10,924	12,721	11,468	13,405	12,258
Intersegment eliminations	(2,084)	(1,826)	(2,038)	(1,780)	(2,006)	(1,775)
Total Segment(1)	$25,218	$22,042	$26,412	$23,357	$28,143	$25,133

(1)
The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Consolidated Operating Results — Operating Income section above.

Product Sales and Product Costs
2012 - Product sales in 2012 decreased by $733 million, compared to 2011, primarily due to lower product sales at Electronic Systems and Technical Services, partially offset by higher product sales at Information Systems. The decrease at Electronic Systems primarily relates to lower volume of approximately $90 million in combat avionics and approximately $250 million in domestic and international postal automation programs. The decline at Technical Services was due to the change in classification of the ICBM program from product to service at the beginning of 2012, as the program transitioned from modernization to predominantly sustainment services. The increase at Information Systems was primarily driven by higher intercompany volume.
Product costs in 2012 decreased by $725 million, compared to 2011, primarily due to lower sales volume and increased performance improvement adjustments at Electronic Systems and the change in classification of the ICBM program at Technical Services, offset by higher product volume at Information Systems, as described above.
2011 - Product sales in 2011 decreased $1.0 billion, compared to 2010, primarily due to lower sales volume on space and military aircraft programs at Aerospace Systems and lower sales volume in Land and Self Protection Systems at Electronic Systems.

NORTHROP GRUMMAN CORPORATION

Product costs in 2011 decreased by $981 million, compared to 2010, due to the decline in sales volume. Specifically, Aerospace Systems sales decreased by approximately $600 million due to declines in space and military aircraft programs, partially offset by sales increases in advanced concepts and technology.
Service Sales and Service Costs
2012 - Service sales in 2012 decreased $415 million, compared to 2011, primarily due to lower service sales at Information Systems across a number of programs, partially offset by the transitioning of the ICBM program from product to service at Technical Services and higher service volume at Electronic Systems.
Service costs in 2012 decreased $544 million, due to lower sales at Information Systems, partially offset by the transitioning of the ICBM program from product to service at Technical Services, as described above, and higher service volume at Electronic Systems. The service activities at Aerospace Systems and Electronic Systems were at higher margin than the prior year, resulting in service costs decreasing more than service sales.
2011 - Service sales in 2011 decreased $684 million, compared to 2010, primarily due to the reduced participation by Technical Services in the NSTec joint venture, resulting in no sales recorded for the joint venture in 2011, compared to $579 million in 2010, and lower sales volume on defense and civil programs at Information Systems.
Service costs in 2011 decreased $790 million, due to the overall decline in sales for the period and margin rate improvements at Information Systems, Technical Services and Electronic Systems, offset somewhat by an unfavorable margin rate change at Aerospace Systems. Contributing to the overall decline in revenues was the company's reduced participation in the NSTec joint venture, which resulted in the deconsolidation of this business in 2011. NSTec contributed revenues of $579 million and segment cost of sales of $559 million in 2010 when it was included in Technical Service's sales, thus driving a 80 basis point improvement in margin rate for this segment. More modest margin rate improvements at Electronic Systems and Information Systems effectively offset the decline in margin rate at the Aerospace Systems business.
BACKLOG
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For multi-year service contracts with non-U.S. Government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as costs are incurred or deliveries are made.
On January 1, 2012, the company transferred its missile business, previously reported in Aerospace Systems to Technical Services. As a result of this realignment, $599 million of backlog was transferred from Aerospace Systems to Technical Services. Total backlog as of December 31, 2011, reflects this transfer.
Backlog consisted of the following at December 31, 2012 and 2011:

	2012			2011
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$11,103	$ 8,491	$19,594	$18,638
Electronic Systems	7,833	1,638	9,471	9,123
Information Systems	4,045	4,496	8,541	8,563
Technical Services	2,719	484	3,203	3,191
Total backlog	$25,700	$15,109	$40,809	$39,515
Approximately $21.4 billion of the $40.8 billion total backlog at December 31, 2012, is expected to be converted into sales in 2013. Total U.S. Government orders, including those made on behalf of foreign governments, comprised 82 percent of the total backlog at the end of 2012. International orders accounted for 12 percent of the total backlog at the end of 2012. Domestic commercial backlog represented 6 percent of total backlog at the end of 2012.
New Awards
2012 –The estimated value of contract awards booked during 2012 is $26.5 billion. Significant new awards during 2012 include $1.7 billion for the NATO AGS Unmanned System program, $1.4 billion for the JWST program, $1.3 billion for the F-35 program, $1.2 billion for the E-2D Advanced Hawkeye program, $1.0 billion for international air defense programs and $689 million for the Global Hawk program.

NORTHROP GRUMMAN CORPORATION

2011 -The estimated value of contract awards added to backlog during the year ended December 31, 2011, is $25.3 billion. Significant new awards in 2011 included $2.0 billion for the F/A-18 program, $1.1 billion for the E-2D Advanced Hawkeye program, $1.0 billion for the Global Hawk program, $1.1 billion for the B-2 program, $886 million for the F-35 program and $404 million for the KC-10 program.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating earnings into cash for deployment in our business and to maximize shareholder value. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including, but not limited to, net cash provided by operations, free cash flow, net debt-to-equity and debt-to-capital. We believe these measures are useful to investors in assessing our financial performance and condition.
Cash balances and cash generated from continuing operations, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to fund our operations for at least the next 12 months. As of December 31, 2012, the amount of cash, cash equivalents, and marketable securities held outside of the U.S. by foreign subsidiaries was $580 million. We do not anticipate repatriating these balances to fund domestic operations. Capital expenditure commitments at December 31, 2012, of approximately $258 million are expected to be paid with cash on hand.
The table below summarizes key components of cash flow provided by operating activities from continuing operations:

	Year Ended December 31
$ in millions	2012	2011	2010
Net earnings	$1,978	$2,118	$2,053
Net earnings from discontinued operations	—	(32)	(134)
Charge on debt redemption	—	—	229
Non-cash items(1)	726	1,108	748
Retiree benefit funding in excess of expense	(71)	(904)	(354)
Trade working capital change	7	57	(486)
Cash provided by continuing operations	$2,640	$2,347	$2,056

(1)	Includes depreciation and amortization, stock based compensation expense and deferred income taxes.
Free Cash Flow from Continuing Operations
Free cash flow from continuing operations is defined as cash provided by operating activities from continuing operations less capital expenditures. We believe free cash flow from continuing operations is a useful measure for investors to consider as it represents the cash flow the company has available after capital spending to invest for future growth, strengthen the balance sheet and/or return to shareholders through dividends and share repurchases. Free cash flow is a key factor in our planning for and consideration of strategic acquisitions, the payment of dividends and stock repurchases.
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
The table below reconciles cash provided by continuing operations to free cash flow from continuing operations:

	Year Ended December 31
$ in millions	2012	2011	2010
Cash provided by continuing operations	$2,640	$2,347	$2,056
Less: Capital expenditures	(331)	(492)	(585)
Free cash flow provided by continuing operations	$2,309	$1,855	$1,471
Cash Flows
The following is a discussion of our major operating, investing and financing activities from continuing operations for each of the three years in the period ended December 31, 2012, as classified on the consolidated statements of cash flows in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Operating Activities
2012 – Cash provided by continuing operations in 2012 increased $293 million, as compared to 2011, primarily due to lower pension contributions, partially offset by higher income taxes paid. In 2012, we contributed $367 million to our pension plans, of which $300 million was voluntarily pre-funded, as compared with $1.1 billion in 2011, of which $1.0 billion was voluntarily pre-funded.
2011 – Cash provided by continuing operations in 2011 increased $291 million, as compared to 2010, primarily due to lower tax payments and changes in trade working capital, partially offset by higher pension plan contributions. In 2011, pension plan contributions totaled $1.1 billion, of which $1 billion was voluntarily pre-funded. In 2010, pension plan contributions totaled $789 million, of which $728 million was voluntarily pre-funded.
Investing Activities
2012 – Cash used in investing activities from continuing operations in 2012 decreased $827 million, as compared to the cash provided by investing activities in 2011, reflecting a $1.4 billion contribution received from the spin-off of Shipbuilding business in 2011, partially offset by $250 million in proceeds from the maturity of short-term investments in 2012 that were purchased in 2011.
2011 – Cash provided by investing activities from continuing operations increased $1.3 billion as compared to 2010, reflecting a $1.4 billion contribution received from the spin-off of Shipbuilding business, partially offset by $250 million net purchases of a short-term investment in 2011.
Financing Activities
2012 – Net cash used in financing activities from continuing operations in 2012 decreased $1.8 billion, as compared to 2011, reflecting approximately $980 million lower repurchases of common stock and $768 of debt repayments in 2011 that did not recur in 2012.
2011 – Net cash used in financing activities from continuing operations in 2011 increased $2.4 billion, as compared to 2010, reflecting approximately $1.1 billion higher repurchases of common stock and $1.5 billion of debt proceeds in 2010.
Credit Facilities
In September 2011, the company entered into two senior unsecured credit facilities (the Credit Agreements) in an aggregate principal amount of $2 billion. The first Credit Agreement is for $1.5 billion with a maturity date of September 2016. The second Credit Agreement was a 364-day revolving credit facility in an aggregate principal amount of $500 million. In September 2012, the company entered into a new 364-day revolving credit facility in an aggregate principal amount of $500 million, replacing the previous $500 million 364-day revolving credit facility.
The Credit Agreements contain covenants which restrict the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its consolidated debt to capitalization (as set forth in the Credit Agreements) to exceed 65 percent. The company is in compliance with all covenants under the Credit Agreements. At December 31, 2012, there was no balance outstanding under either of these credit facilities.
Other Sources and Uses of Capital
Additional Capital – We believe we can obtain additional capital, if necessary for long-term liquidity, from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. We have an effective shelf registration statement on file with the SEC, which allows us to access capital in a timely manner.
Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2012, there were $193 million of stand-by letters of credit, $295 million of bank guarantees, and $168 million of surety bonds outstanding.

NORTHROP GRUMMAN CORPORATION

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2012, and the estimated timing of future cash payments:

$ in millions	Total	2013	2014 - 2015	2016 - 2017	2018 and beyond
Long-term debt	$ 3,924	$ 5	$ 855	$113	$2,951
Interest payments on long-term debt	2,485	207	401	356	1,521
Operating leases	1,071	274	435	233	129
Purchase obligations(1)	6,907	4,187	2,364	177	179
Other long-term liabilities(2)	878	88	242	100	448
Total contractual obligations	$15,265	$4,761	$4,297	$979	$5,228

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

(2)
Other long-term liabilities primarily consist of total accrued environmental reserves, deferred compensation, and other miscellaneous liabilities, of which $88 million is related to environmental reserves recorded in other current liabilities. It excludes obligations for uncertain tax positions of $175 million, as the timing of such payments, if any, cannot be reasonably estimated.

Further details regarding long-term debt and operating leases can be found in Notes 10 and 12, respectively, to the consolidated financial statements in Part II, Item 8.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
Revenue Recognition
Overview – We derive the majority of our business from long-term contracts for development, production and support activities for the U.S. Government. These contracts are accounted for in conformity with GAAP for construction-type and production-type contracts and federal government contractors, generally using the percentage-of-completion method accounting. We classify contract revenues as product or service depending on the predominant attributes of the contract. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting method for a particular contract.
Percentage-of-Completion Accounting – The use of the percentage-of-completion method requires us to make reasonably dependable estimates for the design, manufacture, and delivery of our products and services. We generally recognize revenues from our long-term contracts under the cost-to-cost or the units-of-delivery measures of the percentage-of-completion method of accounting. The percentage-of-completion method recognizes revenue as work on a contract progresses. Most of our contracts use the cost-to-cost method, where revenue is calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. The units-of-delivery measure recognizes revenues as deliveries are made to the customer, generally using unit sales values. Under both of these methods of percentage-of-completion accounting, we estimate profit as the difference between total estimated revenue and total estimated cost of a contract at completion, and recognize that profit as costs are incurred or as units are delivered.
Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. These amounts are included in sales when they are reasonably estimable. Amounts representing un-priced change orders, claims, requests for equitable adjustment, or recovery of costs in excess of limitations in funding are included in estimated contract revenue only when they are reliably estimable and realization is probable. Changes in estimates of contract revenues, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes on current and prior periods. Revenue and profit on future periods of contract performance are recognized as if the revised estimate had been used since contract inception. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identified. Loss provisions are first offset against costs that are included in unbilled accounts receivable or inventoried costs, and any remaining amount is reflected in liabilities.

NORTHROP GRUMMAN CORPORATION

Changes in contract estimates occur for a variety of reasons, including changes in contract scope, changes in estimated revenue, and changes in contract cost estimates. These changes are often driven by events such as changes in estimated incentive fees, unanticipated risks affecting contract costs, the resolution of risk at lower or higher cost than anticipated, and changes in indirect cost allocations, such as overhead and general and administrative expenses. We employ an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. Changes in estimates are frequent; the company performs on a broad portfolio of long-term contracts, many of which include complex and customized aerospace and electronic equipment and software, that often includes technology at the forefront of science. Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or annual results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. For the impacts of changes in estimates on our consolidated statement of earnings, see the Consolidating Operating Results section above and Note 1 to the consolidated financial statements in Part II, Item 8.
Cost Estimation – The cost estimation process is based on the professional knowledge of our engineers, program managers and financial professionals, and draws on their significant experience and judgment. Such costs are typically incurred over a period of several years, and estimation of these costs requires the use of judgment. Factors that are considered in estimating the cost of the work to be completed include the availability, productivity and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability and cost of materials, the effect of any delays in performance, and the level of indirect cost allocations. We update our contract estimates at least annually and more frequently as determined by the occurrence of events or changes in circumstances. We generally review and reassess our cost and revenue estimates for each significant contract on a quarterly basis.
Goodwill
Overview – We allocate the purchase price of acquired businesses to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. Such fair value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. Adjustments to the fair value of purchased assets and liabilities after the initial measurement period are recognized in net earnings.
Impairment Testing – We perform an annual impairment test of our goodwill as of November 30th, or between annual tests if events occur or circumstances change that suggest goodwill should be evaluated. When testing goodwill, we compare the fair value of each of our four reporting units to their carrying values.
To determine the fair value of our reporting units, we primarily use the income approach based on the cash flows that the reporting unit expects to generate in the future, consistent with our operating plans. This income valuation method requires management to project revenues, operating expenses, working capital, capital spending and cash flows for the reporting units over a multi-year period, as well as determine the weighted-average cost of capital (WACC) used as a discount rate and terminal value assumptions.
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
We also corroborate the fair values determined under the income approach using the market valuation method to estimate the fair value of our reporting units, by utilizing industry multiples (including relevant control premiums) of operating earnings. If the carrying value exceeds the fair value, we determine the fair value of the reporting unit’s individual assets and liabilities and calculate the implied fair value of goodwill.
The results of our annual goodwill impairment test as of November 30, 2012, indicated that the estimated fair value of our reporting units exceed their carrying value. There were no impairment charges recorded in the years ended December 31, 2012, 2011 and 2010.
Fair values for three of our four reporting units substantially exceeded their respective carrying values as of our annual impairment testing on November 30, 2012. At our other reporting unit, Information Systems, fair value exceeds carrying value by approximately five percent. Information Systems carrying value includes goodwill of $5.3

NORTHROP GRUMMAN CORPORATION

billion as of December 31, 2012. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, our primary customer. Unresolved issues arising from these challenges include potential sequestration and action on the national debt ceiling. Potential contract cancellations or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower than our current projections. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital and terminal value (based on market comparisons) could also be negatively impacted. Such circumstances may result in an impairment of our goodwill. Further, the carrying values of our reporting units are significantly influenced by a number of factors including the discount rate used to determine our net pension liability. Therefore, an increase in the discount rate on our pension liability in 2013 or beyond could result in an impairment of goodwill absent any changes discussed above.
Retirement Benefits
Overview – For financial statement purposes, we account for our employee pension and other post-retirement plans in accordance with GAAP under FAS. We charge the costs of these plans to our contracts with customers in accordance with the FAR and the related CAS that govern such plans. In measuring periodic pension cost, both FAS and CAS recognize a normal service cost component, but there are differences in the way the remaining components of annual pension costs are calculated under each method, including the assumptions and methods used for measuring the plan obligations. As a result, retiree benefit plan expense amounts for FAS are different from the amounts for CAS. Further, differences result from dissimilar methodologies as to how estimated earnings on pension assets and interest expense on the pension obligations are measured, and the periods over which gains/losses related to pension assets and actuarial changes are amortized. CAS pension expense is charged to contracts and included in segment operating income, and the difference between the CAS and FAS pension expense is recorded in operating income at the consolidated company level.
For FAS purposes, we perform an annual review of the assumptions used in determining projected benefit obligations and the fair values of plan assets for our pension plans and other post-retirement benefit plans in consultation with our outside actuaries. In the event that we determine changes in the assumptions are warranted, or as a result of plan amendments, future FAS pension and post-retirement benefit expense could increase or decrease. The principal assumptions that have a significant effect on our consolidated financial position and results of operations are the discount rate, the expected long-term rate of return on plan assets, the health care cost trend rate and the estimated fair market value of plan assets.
Discount Rate – The discount rate represents the interest rate that is used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using a portfolio of high quality bonds matching the notional cash outflows related to benefit payments for each significant benefit plan. Taking into consideration the factors noted above, our weighted-average pension composite discount rate was 4.12 percent at December 31, 2012, and 5.03 percent at December 31, 2011.
The effects of hypothetical changes in the discount rate for a single year may not be representative and may be asymmetrical or nonlinear for future years because of the application of the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required. Holding all other assumptions constant, and since net actuarial gains and losses were in excess of the 10 percent accounting corridor in 2012, an increase or decrease of 25 basis points in the discount rate assumption for 2012 would have the following estimated effect to:

$ increase/(decrease) in millions	25 Basis Point Decrease in Discount Rate	25 Basis Point Increase in Discount Rate
Pension expense	$ 78	($ 78)
Post-retirement benefit expense	3	(3)
Pension obligation	950	(910)
Post-retirement benefit obligation	70	(65)
Expected Long-Term Rate of Return – The expected long-term rate of return on plan assets represents the average rate of earnings expected on funds invested. For 2012 and 2011, we assumed an expected long-term rate of return on plan assets of 8.25 percent and 8.5 percent, respectively. For 2013 pension and post-retirement benefit plan purposes, we have assumed an expected long-term rate of return on plan assets of 8.0 percent and 7.33 percent,

NORTHROP GRUMMAN CORPORATION

respectively. Holding all other assumptions constant, an increase or decrease of 25 basis points in the expected long-term rate of return assumption for 2012 would have the following estimated effect to:

$ in millions	25 Basis Point Decrease	25 Basis Point Increase
Pension expense	$52	($52)
Post-retirement benefit expense	2	(2)
Health Care Cost Trend Rate – The health care cost trend rate represents the annual rate of change in the cost of health care benefits based on external estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. For the years ended December 31, 2012 and December 31, 2011, we used a combination of market expectations and economic projections, including the effect of health care reform, to select an expected initial health care cost trend rate of 7 percent for 2013 and 7.5 percent for 2012, respectively. Additionally, we expect an ultimate health care cost trend rate of 5 percent to be reached in 2017 for both 2012 and 2011. Although our actual cost experience is much lower at this time, market conditions and the potential effects of health care reform are expected to increase medical cost trends in the next one to three years, thus our past experience may not reflect future conditions.
A one percentage-point change in the initial through the ultimate health care cost trend rates within the range would have had the following estimated effect on 2012 post-retirement benefit results:

$ in millions	1-Percentage Point Decrease	1-Percentage Point Increase
Post-retirement benefit expense	($6)	$5
Post-retirement benefit liability	(88)	73
Estimated Fair Market Value of Plan Assets – For certain plan assets where the fair market value is not readily determinable, such as real estate, private equity and hedge funds, estimates of fair value are determined using the best information available.
Litigation, Commitments, and Contingencies
We are subject to a range of claims, investigations, lawsuits, environmental matters, income tax matters, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment based upon the professional knowledge and experience of management and counsel. We determine whether to record a charge to earnings and, if so, what amount based on consideration of the facts and circumstances of each matter as then known to us, including any settlement offers, and our assessment of the probability of the liabilities and whether the amount of the loss can be reasonably estimated. When we believe, based on the facts available to us, that a liability is probable and the loss is reasonably estimable, we record our best estimate of the amount of the ultimate loss. When a range of costs is reasonably estimable, but no amount within that range is a better estimate than another, we record what we estimate as the lower end of the range. Determinations whether to record a charge and, if so, of what amount, reflect management's assessment regarding what is likely to occur; they do not necessarily reflect what management believes should occur. The ultimate resolution of any such exposure to us may vary materially from earlier estimates as further facts and circumstances develop or become known to us. For further information on the treatment of these contingencies, see Note 1, Note 11 and Note 12 to the consolidated financial statements in Part II, Item 8.
Environmental Accruals - We are subject to environmental laws and regulations in the jurisdictions in which we conduct operations. Factors that could result in changes to the assessment of probability, range of estimated costs, and environmental accruals include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more or less extensive contamination than anticipated, results of efforts to involve other responsible parties, financial capabilities of other responsible parties, changes in laws and regulations or contractual obligations affecting remediation requirements or other obligations, and improvements in remediation technology.

NORTHROP GRUMMAN CORPORATION

OTHER MATTERS
Accounting Standards Updates
Accounting standards updates effective after December 31, 2012, are not expected to have a material effect on the company's consolidated financial position or results of operations.
Business Dispositions
There were no material business dispositions in 2012 or 2010, however, in 2011 we completed the spin-off to our shareholders of HII effective March 31, 2011. HII operates the business that was previously the Shipbuilding segment (Shipbuilding) of the company prior to the spin-off. The spin-off was the culmination of the company’s decision to explore strategic alternatives for Shipbuilding as it was determined to be in the best interests of shareholders, customers, and employees to allow both the company and Shipbuilding to pursue more effectively their respective opportunities to maximize value. We made a pro rata distribution to our shareholders of one share of HII common stock for every six shares of our common stock held on the record date of March 30, 2011, or 48.8 million shares of HII common stock. There was no gain or loss recognized by the company as a result of the spin-off transaction. In connection with the spin-off, HII issued senior notes and entered into a credit facility with third-party lenders, and HII used a portion of the proceeds of the notes and credit facility to fund a $1.4 billion cash contribution to us. Sales for Shipbuilding for the three months ended March 31, 2011, were $1.6 billion and sales for the year ended December 31, 2010, were $6.7 billion. The assets, liabilities and operating results of this business unit are reported as discontinued operations in the consolidated financial statements for all periods presented.
Discontinued Operations – Results of operations for Shipbuilding, and an adjustment to the gain on a previous divestiture, were as follows:

	Year Ended December 31
$ in millions	2011	2010
Sales	$1,646	$6,711
Earnings from discontinued operations	59	229
Income tax expense	(28)	(95)
Earnings, net of tax	31	134
Gain on divestiture, net of income tax expense of $1 for 2011 and a benefit of $5 for 2010	1	15
Earnings from discontinued operations, net of tax	$32	$149
Off-Balance Sheet Arrangements
As of December 31, 2012, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 12 to our consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk –We are exposed to market risk with respect to our portfolio of trading and available-for-sale marketable securities with a fair value of $262 million at December 31, 2012.
Interest Rate Risk – We are exposed to interest rate risk with respect to our holdings of cash and cash equivalents of $3.9 billion at December 31, 2012, and we are also exposed to interest rate risk on variable-rate short-term credit facilities for which there were no borrowings outstanding at December 31, 2012. At December 31, 2012, we have $3.9 billion of long-term debt, primarily consisting of fixed rate debt, with a fair value of approximately $4.8 billion.
Derivatives – We do not hold or issue derivative financial instruments for trading purposes. From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At December 31, 2012, we have no interest rate swap agreements in effect.
Foreign Currency Risk – We are exposed to foreign currency risk with respect to our foreign operations. We enter into foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At December 31, 2012, foreign currency forward contracts with a notional amount of $144 million were outstanding.
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/	Deloitte & Touche LLP
McLean, Virginia
February 4, 2013

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

	Year Ended December 31
$ in millions, except per share amounts	2012	2011	2010
Sales
Product	$13,838	$15,073	$16,091
Service	11,380	11,339	12,052
Total sales	25,218	26,412	28,143
Operating costs and expenses
Product	10,415	11,491	12,558
Service	9,223	9,295	10,291
General and administrative expenses	2,450	2,350	2,467
Operating income	3,130	3,276	2,827
Other (expense) income
Interest expense	(212)	(221)	(269)
Charge on debt redemption	—	—	(229)
Other, net	47	28	37
Earnings from continuing operations before income taxes	2,965	3,083	2,366
Federal and foreign income tax expense	987	997	462
Earnings from continuing operations	1,978	2,086	1,904
Earnings from discontinued operations, net of tax	—	32	149
Net earnings	$ 1,978	$ 2,118	$ 2,053

Basic earnings per share
Continuing operations	$ 7.96	$ 7.54	$ 6.41
Discontinued operations	—	0.11	0.50
Basic earnings per share	$ 7.96	$ 7.65	$ 6.91
Weighted-average common shares outstanding, in millions	248.6	276.8	296.9

Diluted earnings per share
Continuing operations	$ 7.81	$ 7.41	$ 6.32
Discontinued operations	—	0.11	0.50
Diluted earnings per share	$ 7.81	$ 7.52	$ 6.82
Weighted-average diluted shares outstanding, in millions	253.4	281.6	301.1

Net earnings (from above)	$ 1,978	$ 2,118	$ 2,053
Other comprehensive income
Change in cumulative translation adjustment	8	(4)	(41)
Change in unrealized (loss) gain on marketable securities and cash flow hedges, net of tax benefit of $0 in 2012, $2 in 2011, and $0 in 2010	(2)	(4)	1
Change in unamortized benefit plan costs, net of tax benefit (expense) of $860 in 2012, $823 in 2011, and $(183) in 2010	(1,303)	(1,249)	297
Other comprehensive (loss) income, net of tax	(1,297)	(1,257)	257
Comprehensive income	$ 681	$ 861	$ 2,310
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
$ in millions	2012	2011
Assets
Cash and cash equivalents	$ 3,862	$ 3,002
Accounts receivable, net of progress payments	2,858	2,964
Inventoried costs, net of progress payments	798	873
Deferred tax assets	574	496
Prepaid expenses and other current assets	300	411
Total current assets	8,392	7,746
Property, plant and equipment, net of accumulated depreciation of $4,146 in 2012 and $3,933 in 2011	2,887	3,047
Goodwill	12,431	12,374
Non-current deferred tax assets	1,542	900
Other non-current assets	1,291	1,344
Total assets	$26,543	$25,411

Liabilities
Trade accounts payable	$ 1,392	$ 1,481
Accrued employee compensation	1,173	1,196
Advance payments and billings in excess of costs incurred	1,759	1,777
Other current liabilities	1,732	1,681
Total current liabilities	6,056	6,135
Long-term debt, net of current portion of $5 in 2012 and 2011	3,930	3,935
Pension and post-retirement plan liabilities	6,085	4,079
Other non-current liabilities	958	926
Total liabilities	17,029	15,075

Commitments and contingencies (Note 12)

Shareholders’ equity
Preferred Stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2012 — 239,209,812; 2011 — 253,889,622	239	254
Paid-in capital	2,924	3,873
Retained earnings	11,138	9,699
Accumulated other comprehensive loss	(4,787)	(3,490)
Total shareholders’ equity	9,514	10,336
Total liabilities and shareholders’ equity	$26,543	$25,411
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2012	2011	2010
Operating activities
Sources of cash—continuing operations
Cash received from customers
Collections on billings	$ 20,892	$ 21,628	$ 23,531
Progress payments	4,472	4,803	4,437
Other cash receipts	99	149	40
Total sources of cash—continuing operations	25,463	26,580	28,008
Uses of cash—continuing operations
Cash paid to suppliers and employees	(21,074)	(22,059)	(23,759)
Pension contributions	(367)	(1,084)	(789)
Interest paid, net of interest received	(200)	(227)	(269)
Income taxes paid, net of refunds received	(1,119)	(810)	(1,071)
Excess tax benefits from stock-based compensation	(45)	(17)	(22)
Other cash payments	(18)	(36)	(42)
Total uses of cash—continuing operations	(22,823)	(24,233)	(25,952)
Cash provided by continuing operations	2,640	2,347	2,056
Cash (used in) provided by discontinued operations	—	(232)	397
Net cash provided by operating activities	2,640	2,115	2,453
Investing activities
Continuing operations
Capital expenditures	(331)	(492)	(585)
Maturities of short-term investments	250	200	—
Contribution received from the spin-off of shipbuilding business	—	1,429	—
Purchases of short-term investments	—	(450)	(2)
Other investing activities, net	(3)	56	16
Cash (used in) provided by investing activities from continuing operations	(84)	743	(571)
Cash used in investing activities from discontinued operations	—	(63)	(189)
Net cash (used in) provided by investing activities	(84)	680	(760)
Financing activities
Common stock repurchases	(1,316)	(2,295)	(1,177)
Cash dividends paid	(535)	(543)	(545)
Proceeds from exercises of stock options	188	101	142
Excess tax benefits from stock-based compensation	45	17	22
Payments of long-term debt	—	(768)	(1,011)
Proceeds from issuance of long-term debt	—	—	1,484
Other financing activities, net	(78)	(6)	(2)
Cash used in financing activities from continuing operations	(1,696)	(3,494)	(1,087)
Cash used in financing activities from discontinued operations	—	—	(179)
Net cash used in financing activities	(1,696)	(3,494)	(1,266)
Increase (decrease) in cash and cash equivalents	860	(699)	427
Cash and cash equivalents, beginning of year	3,002	3,701	3,274
Cash and cash equivalents, end of year	$ 3,862	$ 3,002	$ 3,701
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2012	2011	2010
Reconciliation of net earnings to net cash provided by operating activities
Net earnings	$1,978	$2,118	$2,053
Net earnings from discontinued operations	—	(32)	(134)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	448	462	446
Amortization	62	82	109
Stock-based compensation	183	140	136
Excess tax benefits from stock-based compensation	(45)	(17)	(22)
Pre-tax gain on sale of businesses	—	—	(10)
Charge on debt redemption	—	—	229
(Increase) decrease in assets:
Accounts receivable, net	90	350	(471)
Inventoried costs, net	46	(2)	(64)
Prepaid expenses and other assets	(65)	16	36
Increase (decrease) in liabilities:
Accounts payable and accruals	23	(341)	70
Deferred income taxes	78	441	89
Income taxes payable	(75)	(32)	(26)
Retiree benefits	(71)	(904)	(354)
Other, net	(12)	66	(31)
Cash provided by continuing operations	2,640	2,347	2,056
Cash (used in) provided by discontinued operations	—	(232)	397
Net cash provided by operating activities	$2,640	$2,115	$2,453
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2012	2011	2010
Common stock
Beginning of year	$ 254	$ 291	$ 307
Common stock repurchased	(21)	(40)	(20)
Shares issued for stock awards and options	6	3	4
End of year	239	254	291
Paid-in capital
Beginning of year	3,873	7,778	8,657
Common stock repurchased	(1,310)	(2,264)	(1,143)
Stock compensation and option exercises	359	236	264
Spin-off of shipbuilding business	2	(1,877)	—
End of year	2,924	3,873	7,778
Retained earnings
Beginning of year	9,699	8,124	6,616
Net earnings	1,978	2,118	2,053
Dividends declared	(539)	(543)	(545)
End of year	11,138	9,699	8,124
Accumulated other comprehensive loss
Beginning of year	(3,490)	(2,757)	(3,014)
Other comprehensive (loss) income, net of tax	(1,297)	(1,257)	257
Spin-off of shipbuilding business	—	524	—
End of year	(4,787)	(3,490)	(2,757)
Total shareholders’ equity	$ 9,514	$10,336	$13,436
Cash dividends declared per share	$ 2.15	$ 1.97	$ 1.84
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company providing innovative systems, products and solutions in unmanned systems, cybersecurity, C4ISR, and logistics and modernization to government and commercial customers worldwide through four sectors: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government services programs in the United States (U.S.) and abroad as a prime contractor, principal subcontractor, partner, or preferred supplier. We conduct the majority of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state, and local governments, as well as domestic and international commercial customers.
Principles of Consolidation
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
Revenue Recognition
The majority of our business results are derived from long-term contracts with the U.S. Government for the production of goods, the provision of services, or in some cases, a combination of both. In accounting for these contracts, we utilize either the cost-to-cost or the units-of-delivery method of percentage-of-completion accounting. Generally, sales under cost-reimbursement contracts and construction-type contracts that provide for deliveries at lower volume rates per year or a small number of units are accounted for using the cost-to-cost method. Under this method, sales, including estimated profits, are recorded as costs are incurred. Generally, sales under contracts that provide for deliveries at higher volume rates per year are accounted for using the units-of-delivery method. Under this method, sales are recognized as units are delivered to the customer. The company estimates profit on contracts utilizing both of these methods as the difference between total estimated revenue and total estimated cost of a contract at completion and recognizes that profit either as costs are incurred (cost-to-cost) or as units are delivered (units-of-delivery). The company classifies revenue as product or service depending upon the predominant attributes of the contract.
Contract revenues may include estimated amounts not contractually agreed to by the customer, including price redetermination, cost or performance incentives (such as award and incentive fees), un-priced change orders, claims, and requests for equitable adjustment.
Amounts pertaining to provisions for price redetermination or for cost and/or performance incentives are included in sales when they are reasonably estimable. Further, as contracts are performed, change orders can be a regular occurrence and may be un-priced until negotiated with the customer. Un-priced change orders are included in revenue when they are probable of recovery in an amount at least equal to the cost.
Amounts representing claims (including change orders unapproved as to both scope and price) and requests for equitable adjustment are included in estimated contract revenue only when they are reliably estimable and realization is probable. As of December 31, 2012, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.
The company's U.S. Government contracts generally contain provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If the contract is terminated for default, the contractor may not be entitled to recover any of its costs on partially completed work and may be liable to the government for re-procurement costs of acquiring similar products or services from another contractor, and for certain other

NORTHROP GRUMMAN CORPORATION

damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred prior to the effective date of termination, plus a reasonable profit and settlement expenses. The company does not have any contract terminations in process that would have a material effect on our consolidated financial position or annual results of operations at December 31, 2012.
Changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes on current and prior periods, and revenue and profit on future periods of contract performance are recognized as if the revised estimate had been used since contract inception. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identifiable. Loss provisions are first offset against costs that are included in unbilled accounts receivable or inventoried costs, and any remaining amount is reflected in liabilities.
Changes in contract estimates occur for a variety of reasons, including changes in contract scope, other changes in estimated revenue and changes in contract cost estimates. These changes are often driven by events such as changes in estimated incentive fees, unanticipated risks affecting contract costs, the resolution of risk at lower or higher cost than anticipated, and changes in indirect cost allocations, such as overhead and general and administrative expenses. We employ an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. Changes in estimates are frequent; the company performs on a broad portfolio of long-term contracts, many of which include complex and customized aerospace and electronic equipment and software. These contracts often include technology that is at the forefront of science. Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or annual results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $985 million ($2.53 per diluted share) in 2012, $738 million ($1.70 per diluted share) in 2011, and $675 million ($1.46 per diluted share) in 2010. No discrete event or adjustments to an individual contract within the aggregate net changes in contract estimates for 2012, 2011, or 2010 was material to the consolidated statements of earnings and comprehensive income for such annual period.
General and Administrative Expenses
In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general and administrative expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. These costs are allocated to contracts in progress on a systematic basis and are included as a component of total contract costs, including any provision for loss contracts.
Research and Development
Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. Company-sponsored IR&D expenses are included in general and administrative expenses in the consolidated statements of earnings and comprehensive income and are generally allocated to government contracts. Company-sponsored IR&D expenses totaled $520 million, $543 million, and $580 million, in 2012, 2011, and 2010, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.
Environmental Costs
Environmental liabilities are accrued when the company determines that, based on the facts and circumstances known to the company, such amounts are reasonably estimable and it is probable that a liability will be found to have been incurred. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis and do not include legal costs or asset retirement obligations. At sites involving multiple parties, the company accrues environmental liabilities based upon its expected share of liability, taking into account the financial viability of other jointly liable parties. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and accordingly, such amounts are deferred in inventoried costs (current portion) and other non-current assets. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. The company does not record insurance recoveries before collection is probable. At December 31, 2012 and 2011, the company did not have any accrued receivables related to insurance reimbursements.

NORTHROP GRUMMAN CORPORATION

Fair Value of Financial Instruments
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
These two types of inputs create the following fair value hierarchy:
Level 1 - Quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 - Significant inputs to the valuation model are unobservable.
Marketable securities accounted as trading and available-for-sale are recorded at fair value. For available-for-sale securities, any changes in unrealized gains and losses are reported as a separate component of other comprehensive income. Changes in unrealized gains and losses on trading securities are included in other, net in the consolidated statements of earnings and comprehensive income. In addition, investments in held-to-maturity instruments with original maturities greater than three months are recorded at amortized cost.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are recorded in earnings from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income. The company may use derivative financial instruments to manage its exposure to interest rate and foreign currency exchange risks and to balance its fixed and variable rate long-term debt portfolio. The company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions. For derivative financial instruments not designated as cash flow hedging instruments, gains or losses resulting from changes in the fair value are reported in Other, net in the consolidated statements of earnings and comprehensive income.
Income Taxes
Provisions for federal and foreign income taxes are calculated on reported financial statement pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. The company recognizes federal interest accrued related to unrecognized tax benefits in income tax expense. In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, state and local taxes are considered allowable and allocable costs on government contracts and are therefore recorded in operating costs and expenses. Likewise, the company recognizes state interest accrued related to unrecognized tax benefits in operating costs and expenses. Federal penalties are recognized as a component of income tax expense. State and local income and franchise tax provisions are allocable to government contracts in process and, accordingly, are included in operating income.
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

NORTHROP GRUMMAN CORPORATION

Accounts Receivable and Inventoried Costs
Accounts receivable include amounts billed and currently due from customers, as well as amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost measure of the percentage-of-completion method of accounting). Accounts receivable also include certain estimated contract change amounts, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.
Accumulated contract costs in unbilled accounts receivable and inventoried costs include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, allowable general and administrative expenses. According to the provisions of U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In accordance with industry practice, unbilled accounts receivable and inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year. Progress payments received in excess of inventoried costs and unbilled accounts receivable amounts on a contract by contract basis are recorded as advance payments and billings in excess of costs incurred in the consolidated statements of financial position.
Inventoried costs primarily relate to work in process under units-of-delivery contracts. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Product inventory primarily consists of raw materials and is stated at the lower of cost or market, generally using the average cost method.
Property, Plant and Equipment
Property, plant and equipment are depreciated over the estimated useful lives of individual assets. Most of these assets are depreciated using declining-balance methods, with the remainder using the straight-line method. Major classes of property, plant and equipment and their useful lives are as follows:

		December 31
Useful life in years, $ in millions	Useful Life	2012	2011
Land and land improvements	Up to 40(1)	$ 373	$ 375
Buildings and improvements	Up to 45	1,421	1,433
Machinery and other equipment	Up to 20	4,233	4,143
Capitalized software costs	3-5	413	444
Leasehold improvements	Length of Lease(1)	593	585
Property, plant and equipment, cost		7,033	6,980
Accumulated depreciation		(4,146)	(3,933)
Property, plant and equipment, net		$2,887	$3,047

(1)	Land is not a depreciable asset. Leasehold improvements are depreciated over the useful life of the asset if it is shorter than the length of the lease.
Leases
The company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured. The majority of our leases are operating leases.
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
Goodwill and Other Purchased Intangible Assets
The company performs impairment tests for goodwill as of November 30th of each year or when the company believes a potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Purchased intangible assets are generally amortized on a straight-line basis over their estimated useful lives.

NORTHROP GRUMMAN CORPORATION

Cash Surrender Value of Life Insurance Policies
The company maintains whole life insurance policies on a group of executives, which are recorded at their cash surrender value as determined by the insurance carrier. The company also has split-dollar life insurance policies on former officers and executives from acquired businesses, which are recorded at the lesser of their cash surrender value or premiums paid. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of December 31, 2012 and 2011, the carrying values associated with these policies are $271 million and $257 million, respectively, and are recorded in other non-current assets in the consolidated statements of financial position.
Litigation, Commitments, and Contingencies
Amounts associated with litigation, commitments, and contingencies are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter as then known to management, including any settlement offers, has determined that it is probable that a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. When only a range of amounts is established and no amount within the range is more probable than another, the lower end of the range is recorded. Legal fees are expensed as incurred.
Retirement Benefits
The company sponsors various pension plans covering substantially all employees. The company also provides post-retirement benefit plans other than pensions, consisting principally of health care and life insurance benefits, to eligible retirees and qualifying dependents. The liabilities, unamortized benefit plan costs and annual income or expense of the company’s pension and other post-retirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, and the health care medical cost experience trend rate. Unamortized benefit plan costs consist primarily of accumulated net after-tax actuarial losses.
Net actuarial gains or losses are amortized to expense in future periods when they exceed ten percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over the average future service period of employees of approximately ten years. The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices. Not all net periodic pension income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. The company’s funding policy for the qualified pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust.
Stock Compensation
All of the company’s stock compensation plans are classified as equity plans and compensation expense recognized is net of estimated forfeitures over the vesting period. The company issues stock awards, in the form of restricted performance stock rights and restricted stock rights, under its existing plans. The fair value of stock awards is determined based on the closing market price of the company’s common stock on the grant date and at each reporting date, the number of shares is adjusted to equal the number ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, generally three years.
Foreign Currency Translation
For operations outside the U.S. that have functional currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are generally included as a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders' equity.
Accounting Standards Updates
Accounting standards updates effective after December 31, 2012, are not expected to have a material effect on the company's consolidated financial position or results of operations.

NORTHROP GRUMMAN CORPORATION

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31
$ in millions	2012	2011
Unamortized benefit plan costs, net of tax benefit of $3,149 in 2012 and $2,289 in 2011	($4,790)	($3,487)
Cumulative translation adjustment	4	(4)
Net unrealized (loss) gain on marketable securities and cash flow hedges, net of tax expense of $0 in both 2012 and 2011	(1)	1
Total accumulated other comprehensive loss	($4,787)	($3,490)
The changes in unamortized benefit plan costs, net of tax, resulted in other comprehensive loss of $1.3 billion and $1.2 billion for the years ended December 31, 2012 and 2011, respectively, in the consolidated statements of earnings and comprehensive income. Unamortized benefit plan costs consist primarily of net after-tax actuarial loss amounts totaling $5.1 billion and $3.9 billion as of December 31, 2012 and 2011, respectively. Net actuarial gains or losses are re-determined annually and principally arise from changes in the rate used to discount the benefit obligations and differences in expected and actual returns on plan assets. Net actuarial gains or losses are amortized to expense in future periods when they exceed 10 percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent threshold are subject to amortization over the average future service period of employees of approximately 10 years.
2. EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
Basic earnings per share from both continuing and discontinued operations are calculated by dividing the respective earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.8 million, 4.8 million, and 4.2 million shares for the years ended December 31, 2012, 2011, and 2010, respectively. The weighted-average diluted shares outstanding for the years ended December 31, 2012, 2011, and 2010, excludes anti-dilutive stock options to purchase approximately 1.8 million, 2.8 million, and 2.8 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the year.
Share Repurchases
The table below summarizes the company’s share repurchases:

Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(2)	Date Completed	Shares Repurchased (in millions)

					2012	2011	2010
December 19, 2007	$3,600	60.2	$59.82	August 2010	—	—	15.7
June 16, 2010(1)	$5,350	65.1	$59.42		20.9	40.2	4.0
					20.9	40.2	19.7

(1)
On June 16, 2010, the company’s board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. Following this initial authorization, the board of directors increased the remaining repurchase authorization to $4.0 billion in April 2011. After further repurchases reduced the remaining authorization to less than $1 billion, the board of directors again increased the remaining authorization to $2.0 billion in September 2012. As of December 31, 2012, repurchases under the program totaled $3.9 billion, and $1.5 billion remained under this share repurchase authorization. The repurchase program will expire when we have used all authorized funds for repurchase.

(2)	Includes commissions paid.

NORTHROP GRUMMAN CORPORATION

Share repurchases take place under pre-established programs, depending on market conditions in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.
In connection with the spin-off of the former shipbuilding business (see Note 3), the company obtained a Private Letter Ruling from the Internal Revenue Service (IRS) that generally limits our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expires on March 31, 2013. Since the spin-off we have repurchased approximately 61 million shares of our common stock, and as of December 31, 2012, the company may repurchase approximately 27 million shares under the Private Letter Ruling limitation. Cash available from unusual transactions, such as the disposition of significant assets, should they arise, can be used to repurchase additional shares.
Dividends on Common Stock
In May 2012, the company increased the quarterly common stock dividend to $0.55 per share; an increase from the previous amount of 0.50 per share.
In May 2011, the company increased the quarterly common stock dividend to $0.50 per share from the previous amount of 0.47 per share.
In May 2010, the company increased the quarterly common stock dividend to $0.47 per share from the previous amount of 0.43 per share.
3. BUSINESS DISPOSITIONS
There were no material dispositions in 2012.
Huntington Ingalls Industries, Inc. (HII)
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
In connection with the spin-off, the company incurred $28 million of non-deductible transaction costs for each of the years ended December 31, 2011 and 2010, which were included in discontinued operations.
National Security Technologies Deconsolidation
Effective January 1, 2011, the company reduced its participation in the National Security Technologies joint venture (NSTec). As a result of the reduced participation in the joint venture, the company no longer consolidates NSTec’s results in the consolidated financial statements. NSTec’s sales that were included in the company’s total sales for the year ended December 31, 2010, were $579 million.

NORTHROP GRUMMAN CORPORATION

Discontinued Operations
Earnings for the former shipbuilding business and an adjustment to the gain from a previous divestiture, are reported as discontinued operations, as presented in the following table:

	Year Ended December 31
$ in millions	2011	2010
Sales	$1,646	$6,711
Earnings from discontinued operations	59	229
Income tax expense	(28)	(95)
Earnings, net of tax	31	134
Gain on divestiture, net of income tax expense of $1 in 2011 and a benefit of $5 in 2010	1	15
Earnings from discontinued operations, net of tax	$ 32	$ 149
Tax rates on discontinued operations vary from the company’s effective tax rate generally due to the non-deductibility of goodwill for tax purposes and the effects, if any, of capital loss carryforwards.
There were no assets or liabilities related to these discontinued operations included in the consolidated statements of financial position as of December 31, 2012 or 2011.
4. SEGMENT INFORMATION
The company is aligned in four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services.
The company, from time to time, acquires or disposes of businesses and realigns contracts, programs or business areas among and within its operating segments. Portfolio shaping and internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services.
Segment Realignment
On January 1, 2012, the company transferred its missile business (principally the Intercontinental Ballistic Missile (ICBM) program), from Aerospace Systems to Technical Services. The segment sales and segment operating income for the years ended December 31, 2011 and 2010, have been recast to reflect the missile business transfer. Sales of $494 million and $474 million for the years ended December 31, 2011 and 2010, respectively, were transferred from Aerospace Systems to Technical Services. Segment operating income of $44 million and $43 million for the years ended December 31, 2011 and 2010, respectively, were transferred from Aerospace Systems to Technical Services.
U.S. Government Sales
Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Northrop Grumman is the prime contractor, as well as those for which the company is a subcontractor and the ultimate customer is the U.S. Government. All of the company’s segments derive substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to $22.7 billion, $23.9 billion, and $25.5 billion, or 90.0 percent, 90.5 percent, and 90.6 percent, of total revenue for the years ended December 31, 2012, 2011, and 2010, respectively.
Foreign Sales
Direct foreign sales amounted to $1.6 billion, or approximately 6 percent, of total revenue for each of the years ended December 31, 2012, 2011, and 2010.
Discontinued Operations
The company’s discontinued operations are excluded from all of the amounts in the following tables.
Assets
Substantially all of the company’s operating assets are located or maintained in the U.S.

NORTHROP GRUMMAN CORPORATION

Results of Operations By Segment
The following table presents sales and operating income by segment:

	Year Ended December 31
$ in millions	2012	2011	2010
Sales
Aerospace Systems	$ 9,977	$ 9,964	$10,436
Electronic Systems	6,950	7,372	7,613
Information Systems	7,356	7,921	8,395
Technical Services	3,019	3,193	3,705
Intersegment eliminations	(2,084)	(2,038)	(2,006)
Total sales	25,218	26,412	28,143
Operating income
Aerospace Systems	1,218	1,217	1,213
Electronic Systems	1,187	1,070	1,023
Information Systems	761	766	756
Technical Services	268	260	249
Intersegment eliminations	(258)	(258)	(231)
Total segment operating income	3,176	3,055	3,010
Reconciliation to operating income:
Unallocated corporate expenses	(168)	(166)	(182)
Net FAS/CAS pension adjustment	132	400	10
Other	(10)	(13)	(11)
Total operating income	$ 3,130	$ 3,276	$ 2,827
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable U.S. government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits, as well as certain unallowable costs such as for lobbying activities, among others.
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS pension adjustment is the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. For the years ended December 31, 2012, 2011, and 2010, the net FAS/CAS pension adjustment resulted in income of $132 million, $400 million, and $10 million, respectively. The decrease in the 2012 net FAS/CAS pension adjustment is primarily due to increased GAAP pension expense resulting from amortization of prior year actuarial losses and reduced CAS pension expense resulting from a plan amendment in 2011.

NORTHROP GRUMMAN CORPORATION

Intersegment Sales and Margin
Sales between segments are recorded at values that include a hypothetical margin for the performing segment based on that segment’s estimated margin rate for external sales. Such hypothetical margins are eliminated in consolidation. Intersegment sales and operating income before eliminations were as follows:

	Year Ended December 31
$ in millions	2012		2011		2010
	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
Intersegment sales and operating income
Aerospace Systems	$ 171	$ 20	$ 134	$ 18	$ 133	$13
Electronic Systems	607	110	649	131	684	118
Information Systems	682	78	687	68	623	61
Technical Services	624	50	568	41	566	39
Total	$2,084	$258	$2,038	$258	$2,006	$231
Other Financial Information

	December 31
$ in millions	2012	2011
Assets
Aerospace Systems	$ 6,657	$ 6,525
Electronic Systems	4,551	4,705
Information Systems	6,940	7,144
Technical Services	1,313	1,352
Segment assets	19,461	19,726
Corporate	7,082	5,685
Total assets	$26,543	$25,411
Corporate assets principally consist of cash and cash equivalents and deferred tax assets.

	Capital Expenditures			Depreciation and Amortization
$ in millions	2012	2011	2010	2012	2011	2010
Aerospace Systems	$154	$184	$195	$196	$200	$237
Electronic Systems	84	121	176	139	144	150
Information Systems	40	45	37	100	121	133
Technical Services	3	1	5	4	4	5
Corporate	50	141	172	71	75	30
Total from continuing operations	$331	$492	$585	$510	$544	$555
The depreciation and amortization expense above includes amortization of purchased intangible assets, as well as amortization of deferred and other outsourcing costs.
5. ACCOUNTS RECEIVABLE, NET
Unbilled amounts represent sales for which billings have not been presented to customers by period-end. These amounts are usually billed and collected within one year. Progress payments are received on a number of fixed-priced contracts. Unbilled amounts are presented net of progress payments of $5.0 billion and $6.4 billion at December 31, 2012, and 2011, respectively.
Substantially all accounts receivable at December 31, 2012, are expected to be collected in 2013.
The company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily from contracts where the U.S. Government is the primary customer.

NORTHROP GRUMMAN CORPORATION

Accounts receivable consisted of the following:

	December 31
$ in millions	2012	2011
Due on U.S. Government contracts
Amounts billed	$ 794	$ 812
Recoverable costs and accrued profit on progress completed - unbilled	1,396	1,594
	2,190	2,406
Due on non-U.S. Government contracts
Amounts billed	314	249
Recoverable costs and accrued profit on progress completed - unbilled	414	363
	728	612
Total accounts receivable	2,918	3,018
Allowance for doubtful accounts	(60)	(54)
Total accounts receivable, net	$2,858	$2,964
6. INVENTORIED COSTS, NET
Inventoried costs consisted of the following:

	December 31
$ in millions	2012	2011
Production costs of contracts in process	$1,593	$1,629
General and administrative expenses	262	221
	1,855	1,850
Progress payments received	(1,167)	(1,100)
	688	750
Product inventory	110	123
Total inventoried costs, net	$ 798	$ 873
7. INCOME TAXES
The company’s effective tax rate on earnings from continuing operations for the year ended December 31, 2012, was 33.3 percent, as compared with 32.3 percent and 19.5 percent for the years ended December 31, 2011 and 2010, respectively. The company's higher effective tax rate for 2012, as compared to 2011, reflects the absence of research tax credits, which expired at the end of 2011. The company's higher effective tax rate for 2011, as compared to 2010, was primarily due to recognized net tax benefits of $298 million in 2010 to reflect the final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of the IRS’ examination of our tax returns for the years 2004 through 2006.
Federal and foreign income tax expense consisted of the following:

	Year Ended December 31
$ in millions	2012	2011	2010
Income Taxes on Continuing Operations
Currently payable
Federal income taxes	$912	$592	$394
Foreign income taxes	15	18	11
Total federal and foreign income taxes currently payable	927	610	405
Change in deferred federal and foreign income taxes	60	387	57
Total federal and foreign income taxes	$987	$997	$462
Earnings from foreign continuing operations before income taxes is not material for all periods presented.

NORTHROP GRUMMAN CORPORATION

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the earnings from continuing operations before income taxes due to the following:

	Year Ended December 31
$ in millions	2012	2011	2010
Income tax expense on continuing operations at statutory rate	$1,038	$1,079	$ 828
Manufacturing deduction	(42)	(32)	(33)
Research tax credit	—	(17)	(12)
Tax settlements and adjustments to uncertain tax position accruals	—	—	(298)
Other, net	(9)	(33)	(23)
Total federal and foreign income taxes	$ 987	$ 997	$ 462
Uncertain Tax Positions
The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The IRS is currently conducting an examination of the company's tax returns for the years 2007 through 2011. Open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
Although the company believes that it has adequately provided for all of its tax positions, amounts asserted by taxing authorities in future years could be greater than the company’s accrued positions. Accordingly, additional provisions on income tax related matters could be recorded in the future due to revised estimates, settlement or other resolution of the underlying tax matters.
The change in unrecognized tax benefits during 2012, 2011, and 2010, excluding interest, is as follows:

	December 31
$ in millions	2012	2011	2010
Unrecognized tax benefits at beginning of the year	$118	$126	$429
Additions based on tax positions related to the current year	12	11	19
Additions for tax positions of prior years	28	31	4
Reductions for tax positions of prior years	(1)	(22)	—
Settlements	(1)	(28)	(326)
Net change in unrecognized tax benefits	38	(8)	(303)
Unrecognized tax benefits at end of the year	$156	$118	$126
These liabilities, along with $19 million of accrued interest and penalties, are included in other non-current liabilities in the consolidated statements of financial position. If the income tax benefits from these tax positions are ultimately realized, $128 million of federal and foreign benefits would affect the company’s effective tax rate.
During the years ended December 31, 2012, 2011, and 2010, the company recorded approximately ($1) million, ($5) million, and $88 million of net interest (expense)/income, respectively, within its federal, foreign and state income tax provisions.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Such amounts are classified in the consolidated statements of financial position as current or non-current assets or liabilities based upon the classification of the related assets and liabilities.

NORTHROP GRUMMAN CORPORATION

The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2012	2011
Deferred Tax Assets
Retirement benefits	$2,710	$1,819
Provisions for accrued liabilities	675	649
Stock-based compensation	146	130
Other	151	147
Gross deferred tax assets	3,682	2,745
Less valuation allowance	(52)	(50)
Net deferred tax assets	3,630	2,695
Deferred Tax Liabilities
Goodwill	804	716
Property, plant, and equipment, net	376	277
Contract accounting differences	199	218
Other	135	88
Gross deferred tax liabilities	1,514	1,299
Total net deferred tax assets	$2,116	$1,396
Realization of the deferred tax asset is primarily dependent on generating sufficient taxable income in future periods. The company believes it is more-likely-than-not that all deferred tax assets will be realized, net of any valuation allowances currently established.
At December 31, 2012, the company has available unused net operating losses of $185 million that may be applied against future taxable income, primarily in the United Kingdom that may be used indefinitely. A valuation allowance of $52 million has been recorded against the tax assets due to the uncertainty of the realization of these net operating losses and other deferred tax assets principally in foreign jurisdictions.
Undistributed Foreign Earnings
As of December 31, 2012, the company has accumulated undistributed earnings generated by its foreign subsidiaries. No deferred tax liability has been recorded on these earnings since the company intends to permanently reinvest these earnings. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions.
8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which the operations of the acquired entity have been assigned. Impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating income. Our annual impairment test was performed as of November 30, 2012, for all segments. In performing the goodwill impairment tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of its businesses. Adverse changes in political and economic conditions, such as the potential for sequestration and/or actions on the national debt ceiling by the U.S. Government, or changes in other factors affecting the impairment analysis, such as discount rates, could result in an impairment of our goodwill in the future. Information Systems is the segment most sensitive to future impairment. Accumulated goodwill impairment losses at December 31, 2012, and 2011, totaled $570 million at the Aerospace Systems segment.

NORTHROP GRUMMAN CORPORATION

The changes in the carrying amounts of goodwill for the years ended December 31, 2012 and 2011, were as follows:

$ in millions	Aerospace Systems	Electronic Systems	Information Systems	Technical Services	Total
Balance as of December 31, 2010	$3,801	$2,402	$5,248	$925	$12,376
Businesses sold	—	(2)	—	—	(2)
Balance as of December 31, 2011	$3,801	$2,400	$5,248	$925	$12,374
Businesses acquired, sold and other	(43)	10	39	51	57
Balance as of December 31, 2012	$3,758	$2,410	$5,287	$976	$12,431
Segment Realignments
On January 1, 2012, the company transferred its missile business (principally the ICBM program), from Aerospace Systems to Technical Services. In connection with this realignment, $51 million of goodwill was transferred from Aerospace Systems to Technical Services and is reflected in the amounts above for all years presented.
Purchased Intangible Assets
As of December 31, 2012 and 2011, gross contract, program, and other intangible assets were $1.8 billion and accumulated amortization was $1.7 billion. Net contract, program, and other intangible assets were $137 million, at December 31, 2012, and $155 million at December 31, 2011.
Amortization expense for 2012, 2011, and 2010, was $36 million, $37 million, and $71 million, respectively. The company’s purchased intangible assets are being amortized on a straight-line basis over an aggregate weighted-average period of 17 years and are included in other non-current assets in the consolidated statements of financial position. As of December 31, 2012, the expected future amortization of purchased intangibles for each of the next five years is $30 million in 2013, $18 million in 2014, $17 million in 2015, $11 million in 2016, and $10 million in 2017.
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value information for those assets and liabilities measured at fair value on a recurring basis:

	December 31, 2012		December 31, 2011
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable Securities
Trading	$ 259	$ 259	$ 219	$ 219
Available-for-sale	3	3	4	4
Held-to-maturity time deposits	—	—	250	250
Derivatives	(1)	(1)	7	7
Long-term debt, including current portion	(3,935)	(4,834)	(3,940)	(4,675)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2012 and 2011.
The carrying value of cash and cash equivalents approximate fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund long-term deferred compensation programs, consisting of equity securities that are classified as either trading or available-for-sale, which can be liquidated without restriction. These assets are recorded at fair value and are valued using Level 1 inputs (quoted market prices). In addition, the company occasionally holds short-term investments classified as held-to-maturity that are recorded at cost. As of December 31, 2012, marketable securities of $261 million were included in other non-current assets in the consolidated statements of financial position. As of December 31, 2011, marketable securities of $250 million were included in prepaid expenses and other current assets and $223 million were included in other non-current assets in the consolidated statements of financial position.

NORTHROP GRUMMAN CORPORATION

Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts. Foreign currency forward contracts are used to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value, and substantially all of these instruments are valued using Level 2 inputs. Where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rate as the discount rate.
The notional values for the company's derivative portfolio at December 31, 2012 and 2011, were $164 million and $233 million, respectively. The portion of the notional values designated as cash flow hedges at December 31, 2012 and 2011, were $110 million and $145 million, respectively.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to earnings from continuing operations upon the settlement of the underlying transactions. The derivative fair values and related unrealized gains/losses at December 31, 2012 and 2011, were not material. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income.
Long-Term Debt
The fair value of long-term debt was calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
10. LONG-TERM DEBT
Lines of Credit
The company has available uncommitted short term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities.
Credit Facility
In September 2012, the company entered into a 364-day revolving credit facility in an aggregate principal amount of $500 million (the "2012 Credit Agreement") replacing the company's 364-day revolving credit facility entered into in September 2011 (the "2011 Credit Agreement"). The terms and conditions of the 2012 Credit Agreement are substantially the same as the terms and conditions in the 2011 Credit Agreement, which restrict the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its consolidated debt to capitalization (as set forth in the Credit Agreement) to exceed 65 percent. The company is in compliance with all covenants under the Credit Agreement. There were no borrowings under the credit facility for the year ended December 31, 2012, and no balance outstanding under the credit facility at December 31, 2012.
In September 2011, the Company entered into two senior unsecured credit facilities (the Credit Agreements) in an aggregate principal amount of $2 billion. The first Credit Agreement amended the company’s $2 billion five-year credit facility dated August 10, 2007, by reducing the aggregate principal amount available under the facility by $500 million to $1.5 billion and extending the maturity date to September 2016. The second Credit Agreement is a 364-day revolving credit facility in an aggregate principal amount of $500 million which ended in September 2012. The credit facilities permit the company to request additional lending commitments of up to $500 million from the lenders under the agreement or through other eligible lenders under certain circumstances. Borrowings under the credit facilities bear interest at various rates, including LIBOR (or an alternate base rate), plus an incremental margin based on the company’s credit ratings and credit default swap spread. The credit facilities also require a commitment fee based on the daily aggregate unused amount of commitments and the company’s credit ratings, and contain a financial covenant relating to a maximum debt to capitalization ratio, and certain restrictions on additional asset liens. There were no borrowings under the credit facilities in the years ended December 31, 2012, and 2011, and no balances outstanding under the credit facilities at December 31, 2012 and 2011. As of December 31, 2012, the company was in compliance with all covenants under these Credit Agreements.
Debt Tender Offer
In November 2010, the company made a tender offer for $1.9 billion of debt securities issued by its subsidiary, Northrop Grumman Systems Corporation, maturing in 2016 to 2036 with interest rates ranging from 6.98 percent to 7.875 percent. Approximately $682 million in aggregate principal amount was purchased for a total price of $919 million (including accrued and unpaid interest on the securities). The company recorded a pre-tax charge of $229 million principally related to the premiums paid on the debt tendered.

NORTHROP GRUMMAN CORPORATION

Long-term debt consists of the following:

$ in millions		December 31
		2012	2011
Fixed-rate notes and debentures, maturing in	Interest rate
2014	3.70%	$ 350	$ 350
2015	1.85%	500	500
2016	7.75%	107	107
2018	6.75%	200	200
2019	5.05%	500	500
2021	3.50%	700	700
2026	7.81%	527	527
2031	7.75%	466	466
2040	5.05%	300	300
Capital leases	Various	32	37
Other	Various	253	253
Total long-term debt		3,935	3,940
Less current portion		5	5
Long-term debt, net of current portion		$3,930	$3,935
Indentures underlying long-term debt issued by the company or its subsidiaries contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale-leaseback arrangements, and funded debt of subsidiaries. The majority of these fixed rate notes and debentures are subject to redemption at the company’s discretion at any time prior to maturity in whole or in part at the principal amount plus any make-whole premium and accrued and unpaid interest. Interest on these fixed rate notes and debentures are payable semi-annually in arrears.
Maturities of long-term debt as of December 31, 2012, are as follows:

$ in millions
Year Ending December 31
2013	$ 5
2014	353
2015	502
2016	110
2017	3
Thereafter	2,951
Total principal payments	3,924
Unamortized premium on long-term debt, net of discount	11
Total long-term debt	$3,935
The premium on long-term debt primarily represents non-cash fair market value adjustments resulting from acquisitions, which are amortized over the life of the related debt.
11. INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On

NORTHROP GRUMMAN CORPORATION

December 11, 2012, the court issued a tentative decision on these claims in favor of the company and the other remaining defendants. The court has scheduled a hearing for February 28, 2013, to discuss issues on which it has invited supplemental briefing. The court has not yet set a trial date for the remaining causes of action.
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price and direct costs incurred, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims, and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. Although the ultimate outcome of this litigation, including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue this matter.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date and other than with respect to the FSS matter, which is discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's consolidated financial position as of December 31, 2012, or its annual results of operations or cash flows.
12. COMMITMENTS AND CONTINGENCIES
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
At December 31, 2012, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s expected exposure to the matters raised by the U.S. Government. Such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The company believes that it has adequately reserved for any disputed amounts and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 31, 2012, or its annual results of operations or cash flows.
Environmental Matters
The company has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated state or local agencies at certain current or former owned or leased sites. The estimated costs to complete remediation has been accrued where the company believes, based on the facts and circumstances known to the company, that it is probable that the company will incur costs to address environmental impacts. As of December 31, 2012, management estimates that the range of reasonably possible future costs for environmental remediation is

NORTHROP GRUMMAN CORPORATION

between $314 million and $746 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At December 31, 2012, the amount accrued for probable environmental remediation costs was $342 million, of which $88 million is accrued in other current liabilities and $254 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of December 31, 2012, $57 million is deferred in inventoried costs and $147 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's consolidated financial position as of December 31, 2012, or its annual results of operations or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks, and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2012, there were $193 million of stand-by letters of credit, $295 million of bank guarantees, and $168 million of surety bonds outstanding.
Indemnifications
The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of December 31, 2012, or its annual results of operations or cash flows.
Operating Leases
Rental expense for operating leases, excluding discontinued operations, was $347 million in 2012, $420 million in 2011, and $448 million in 2010. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term non-cancelable operating leases as of December 31, 2012, are payable as follows:

$ in millions
Year Ending December 31
2013	$ 274
2014	237
2015	198
2016	157
2017	76
Thereafter	129
Total Minimum Lease Payments	$1,071
13. RETIREMENT BENEFITS
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
Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, including certain bargaining unit employees. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. The company also participates in a multiemployer plan for certain of the company’s union employees. In addition to the 401(k) defined contribution benefit, certain employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The company’s contributions to these defined contribution plans for the years ended December 31, 2012, 2011, and 2010, were $293 million, $297 million, and $288 million, respectively.

NORTHROP GRUMMAN CORPORATION

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
In addition to a company and employee cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, conformance to a schedule of reasonable fees, the use of managed care providers, and coordination of benefits with other plans. The plans also provide for a Medicare carve-out. Subsequent to January 1, 2005 (or earlier at some segments), newly hired employees are not eligible for post retirement medical and life benefits.
Summary Plan Results
The cost to the company of its retirement benefit plans in each of the three years ended December 31 is shown in the following table:

	Year Ended December 31
	Pension Benefits			Medical and Life Benefits
$ in millions	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$ 522	$ 520	$ 531	$ 34	$ 32	$ 34
Interest cost	1,184	1,223	1,212	109	114	117
Expected return on plan assets	(1,708)	(1,690)	(1,517)	(68)	(62)	(56)
Amortization of:
Prior service cost (credit)	(58)	23	35	(51)	(51)	(51)
Net loss from previous years	427	162	206	21	17	18
Other	7	—	—	—	(6)	—
Net periodic benefit cost	$ 374	$ 238	$ 467	$ 45	$ 44	$ 62

NORTHROP GRUMMAN CORPORATION

The table below summarizes the components of changes in unamortized benefit plan costs for the years ended December 31, 2012, 2011, and 2010:

	Pension	Medical and
$ in millions	Benefits	Life Benefits	Total
Changes in unamortized benefit plan costs
Change in net actuarial loss	($ 158)	($ 64)	($ 222)
Amortization of:
Prior service (cost) credit	(48)	60	12
Net loss from previous years	(244)	(26)	(270)
Tax expense related to above items	171	12	183
Change in unamortized benefit plan costs – 2010	($ 279)	($ 18)	($ 297)
Change in net actuarial loss	$2,687	$138	$2,825
Change in prior service cost	(608)	6	(602)
Amortization of:
Prior service (cost) credit	(23)	51	28
Net loss from previous years	(162)	(17)	(179)
Tax benefit related to above items	(752)	(71)	(823)
Change in unamortized benefit plan costs – 2011	$1,142	$107	$1,249
Change in net actuarial loss	$2,353	$151	$2,504
Change in prior service cost	(2)	—	(2)
Amortization of:
Prior service credit	58	51	109
Net loss from previous years	(427)	(21)	(448)
Tax benefit related to above items	(788)	(72)	(860)
Change in unamortized benefit plan costs – 2012	$1,194	$109	$1,303
Unamortized benefit plan costs consist primarily of accumulated actuarial losses totaling $5.1 billion and $3.9 billion, both after tax, as of December 31, 2012 and 2011, respectively. The change in net actuarial loss from pension benefits in 2012 was primarily due to the reduction in the discount rate assumption to 4.12 percent at December 31, 2012, from 5.03 percent at December 31, 2011, partially offset by higher than expected return on plan assets in 2012.
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

	Pension Benefits		Medical and Life Benefits
$ in millions	2012	2011	2012	2011
Amounts recorded in accumulated other comprehensive loss
Net actuarial loss	($8,057)	($6,131)	($461)	($331)
Prior service credit	481	537	98	149
Income tax benefits related to above items	3,003	2,215	146	74
Unamortized benefit plan costs	($4,573)	($3,379)	($217)	($108)

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

	Pension Benefits		Medical and Life Benefits
$ in millions	2012	2011	2012	2011
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$24,129	$21,820	$2,235	$2,104
Service cost	522	520	34	32
Interest cost	1,184	1,223	109	114
Plan participants’ contributions	12	14	81	82
Plan amendments	(1)	(608)	—	6
Actuarial loss	3,114	2,379	202	107
Benefits paid	(1,220)	(1,197)	(227)	(224)
Other	6	(22)	14	14
Projected benefit obligation at end of year	$27,746	$24,129	$2,448	$2,235

	Pension Benefits		Medical and Life Benefits
$ in millions	2012	2011	2012	2011
Change in plan assets
Fair value of plan assets at beginning of year	$21,340	$20,081	$ 946	$ 932
Gain on plan assets	2,463	1,342	119	31
Employer contributions	366	1,084	129	111
Plan participants’ contributions	12	14	81	82
Benefits paid	(1,220)	(1,197)	(227)	(224)
Other	1	16	14	14
Fair value of plan assets at end of year	22,962	21,340	1,062	946
Funded status	($ 4,784)	($ 2,789)	($1,386)	($1,289)
Amounts recognized in the Consolidated Statements of Financial Position
Non-current assets	$ 7	$ 112	$ 49	$ 41
Current liability	(111)	(104)	(30)	(48)
Non-current liability	(4,680)	(2,797)	(1,405)	(1,282)
The following table shows those amounts expected to be recognized in net periodic benefit cost in 2013:

$ in millions	Pension Benefits	Medical and Life Benefits
Amounts expected to be recognized in 2013 net periodic benefit cost
Net actuarial loss	$608	$30
Prior service credit	(58)	(51)
The accumulated benefit obligation for all defined benefit pension plans was $27.2 billion and $23.6 billion at December 31, 2012 and 2011, respectively.

NORTHROP GRUMMAN CORPORATION

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2012	2011
Projected benefit obligation	$27,645	$22,451
Accumulated benefit obligation	27,146	21,949
Fair value of plan assets	22,853	19,550
Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine the benefit obligations and the net periodic benefit cost:

	Pension Benefits		Medical and Life Benefits
	2012	2011	2012	2011
Assumptions used to determine benefit obligation at December 31
Discount rate	4.12%	5.03%	4.02%	5.02%
Rate of compensation increase	2.75%	2.75%
Initial health care cost trend rate assumed for the next year			7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2017	2017
Assumptions used to determine benefit cost for the year ended December 31
Discount rate	5.03%	5.75%	5.02%	5.62%
Expected long-term return on plan assets	8.25%	8.50%	7.44%	6.86%
Rate of compensation increase	2.75%	3.50%
Initial health care cost trend rate assumed for the next year			7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2017	2017
The discount rate is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is primarily determined using a portfolio of high-quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan.
Through consultation with investment advisors, expected long-term returns for each of the plans’ s trategic asset classes were developed. Several factors were considered, including survey of investment managers’ expectations, current market data such as yields/price-earnings ratios, and historical market returns over long periods. Using policy target allocation percentages and the asset class expected returns, a weighted-average expected return was calculated.
The assumptions used for pension benefits are consistent with those used for retiree medical and life insurance benefits. The long-term rate of return on plan assets used for the medical and life benefits are reduced to allow for the impact of tax on expected returns as, unlike the pension trust, the earnings of certain Voluntary Employee Beneficiary Association (VEBA) trusts are taxable.
A one-percentage-point change in the initial through the ultimate health care cost trend rates would have the following effects:

$ in millions	1-Percentage- Point Decrease	1-Percentage- Point Increase
Increase (decrease) from change in health care cost trend rates to
Post-retirement benefit expense	($6)	$5
Post-retirement benefit liability	(88)	73

NORTHROP GRUMMAN CORPORATION

Plan Assets and Investment Policy
Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is to exceed the assumed rate of return over the long term within reasonable and prudent levels of risk. Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. Risk targets are established and monitored against acceptable ranges.
All investment policies and procedures are designed to ensure that the plans’ investments are in compliance with ERISA. Guidelines are established defining permitted investments within each asset class. Derivatives are used for transitioning assets, asset class rebalancing, managing currency risk, and for management of fixed income and alternative investments.
For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2012:

Asset Allocation Ranges
Domestic equities	10% - 30%
International equities	5% - 25%
Fixed income securities	30% - 50%
Alternative investments	15% - 30%
The table below provides the fair values of the company’s pension and VEBA trust plan assets at December 31, 2012, and 2011, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 1 for definition of levels). The significant amount of Level 2 investments in the table results from including in this category investments in pooled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis, and fixed income securities that are valued using model based pricing services.

	Level 1		Level 2		Level 3		Total
$ in millions	2012	2011	2012	2011	2012	2011	2012	2011
Asset category
Domestic equities	$3,657	$3,849	$ 318	$ 1	$ 2	$ 2	$ 3,977	$ 3,852
International equities	1,700	1,266	2,319	1,716			4,019	2,982
Fixed income securities
Cash and cash equivalents(1)	92	75	1,748	1,528			1,840	1,603
U.S. Treasuries			1,780	1,872			1,780	1,872
U.S. Government Agency			968	965			968	965
Non-U.S. Government			401	324			401	324
Corporate debt			4,123	3,686			4,123	3,686
Asset backed			528	525	4	4	532	529
High yield debt			1,139	977	28	41	1,167	1,018
Bank loans			223	150			223	150
Alternative Investments
Hedge funds					758	1,405	758	1,405
Private equities					1,980	2,098	1,980	2,098
Real estate					2,256	1,788	2,256	1,788
Other	(5)		5	14			—	14
Fair value of plan assets at the end of the year	$5,444	$5,190	$13,552	$11,758	$5,028	$5,338	$24,024	$22,286
(1)Cash and cash equivalents are predominantly held in money market funds.

NORTHROP GRUMMAN CORPORATION

The changes in the fair value of the pension and VEBA plan trust assets measured using Level 3 significant unobservable inputs during 2012 and 2011, are as follows:

$ in millions	Domestic equities	Asset Backed	High yield debt	Hedge funds	Private equities	Real Estate	Total
Balance as of December 31, 2010	$2	$4	$78	$1,521	$1,945	$1,402	$4,952
Actual return on plan assets:
Unrealized gains (losses), net	—	—	(2)	(43)	19	198	172
Realized gains (losses), net	—	—	—	25	(13)	(4)	8
Purchases	—	—	10	413	503	460	1,386
Sales	—	—	(45)	(511)	(356)	(268)	(1,180)
Balance as of December 31, 2011	$2	$4	$41	$1,405	$2,098	$1,788	$5,338
Actual return on plan assets:
Unrealized gains (losses), net	5	—	10	13	(122)	68	(26)
Realized gains (losses), net	(5)	—	—	47	—	—	42
Purchases	—	—	—	—	259	846	1,105
Sales	—	—	(23)	(707)	(255)	(446)	(1,431)
Balance as of December 31, 2012	$2	$4	$28	$758	$1,980	$2,256	$5,028
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
Non-government fixed income securities are invested across various industry sectors and credit quality ratings. Generally, investment guidelines are written to limit securities, for example, to no more than 5 percent of each trust account, and to exclude the purchase of securities issued by the company. The number of real estate and private equity partnerships is 164 and the unfunded commitments are $810 million and $882 million as of December 31, 2012, and 2011, respectively. For alternative investments that cannot be redeemed, such as limited partnerships, the typical investment term is ten years. For alternative investments that permit redemptions, such redemptions are generally made quarterly and require a 90-day notice. The company is generally unable to determine the final redemption date and amount until the request is processed by the investment fund and therefore categorizes such alternative investments as Level 3 assets.
For the years ended December 31, 2012, and 2011, the defined benefit pension and VEBA trusts did not hold any Northrop Grumman common stock.
Benefit Payments
The following table reflects estimated future benefit payments, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2012:

$ in millions	Pension Plans	Medical and Life Plans
Year Ending December 31
2013	$1,291	$147
2014	1,347	153
2015	1,402	157
2016	1,454	160
2017	1,507	162
2018 through 2022	8,410	829
In 2013, the company expects to contribute the required minimum funding level of approximately $66 million to its pension plans and approximately $110 million to its other post-retirement benefit plans. The company also expects

NORTHROP GRUMMAN CORPORATION

to make additional voluntary pension contributions of approximately $500 million in 2013. During the years ended December 31, 2012 and 2011, the company made voluntary pension contributions of $300 million and $1 billion, respectively.
14. STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Compensation Plans
At December 31, 2012, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan (2001 Plan) and the 2011 Long-Term Incentive Stock Plan (2011 Plan), both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND) and 1995 Stock Plan for Non-Employee Directors (1995 SPND) as amended. All of these plans were approved by the company’s shareholders. The company has historically issued new shares to satisfy award grants.
Employee Plans – On May 18, 2011, the shareholders of the company approved the company’s new 2011 Plan, which replaced the expired 2001 Plan. The 2011 Plan permit grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs), and stock awards. Each stock option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Outstanding stock options granted prior to 2008 generally vest in 25 percent increments over four years from the grant date, and grants outstanding expire ten years after the grant date. Stock options granted after January 1, 2008 vest in 33 percent increments over three years from the grant date and grants outstanding expire seven years after the grant date. No SARs have been granted under either plan. Stock awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees without payment to the company. The 2011 Plan also provides equity-based award grants to non-employee directors.
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
Recipients of restricted performance stock rights earn shares of stock, based on financial metrics determined by the board of directors in accordance with the plan. For grants prior to 2010, if the objectives have not been met at the end of the applicable performance period, up to 100 percent of the original grant for members of the Corporate Policy Council (consisting of the CEO and certain other leadership positions) and up to 70 percent of the original grant for all other recipients will be forfeited. For grants in 2010 and after, all recipients could forfeit up to 100 percent of the original grant, and all recipients could earn up to 200 percent of the original grant. Restricted performance stock rights and restricted stock rights issued under either plan generally vest after three or four years. Termination of employment can result in forfeiture of some or all of the benefits extended. Shares issued under the 2011 Plan other than for stock options, stock appreciation rights and the Forfeited Shares will be counted against the 2011 Plan’s aggregate share limit as 4.5 shares for every one share actually issued in connection with the award; any shares issued for stock options, stock appreciation rights and the Forfeited Shares will be counted against the remaining shares on a one for one basis.
As of December 31, 2012, 37 million shares are available for grant under the 2011 Plan.
Non-Employee Director Plans – Under the 2011 Plan, each non-employee director must defer a portion of their compensation into a stock unit account (Automatic Stock Units). The Automatic Stock Units accrued under the 2011 Plan and the 1993 SPND are paid out in the form of common stock at the conclusion of the director's board service, or earlier, as specified by the director, if he or she has five or more years of service. In addition, each director may elect to defer payment of all or a portion of his or her remaining cash retainer or committee retainer fees into a stock unit account (Elective Stock Units). The Elective Stock Units are paid at the conclusion of board service or earlier as specified by the director, regardless of years of service. Directors are credited with dividend equivalents in connection with the accumulated stock units until shares of common stock related to such stock units are issued.  Since all directors are eligible to receive awards under the 2011 LTISP, shares from this plan are available for future director awards following the same share counting limits as described for the employee plans. Awards under the 2011 Plan are made pursuant to the Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the 2011 Plan which sets forth the terms and conditions for the awards of stock units as described above.

NORTHROP GRUMMAN CORPORATION

The 1995 SPND provided for an annual grant of nonqualified stock options to each non-employee director. Since June 2005, no new grants have been issued under that 1995 SPND. Each grant of stock options under the 1995 SPND was made at the closing market price on the date of the grant and expires ten years from the date of grant. As of December 31, 2012, only three non-employee directors held unexercised options.
Compensation Expense
Stock-based compensation expense and the related tax benefits for the years ended December 31, 2012, 2011, and 2010, were as follows:

	Year Ended December 31
$ in millions	2012	2011	2010
Stock-based compensation expense:
Stock options	$ 10	$ 14	$ 27
Stock awards	173	125	107
Total stock-based compensation expense	183	139	134
Tax benefits from the exercise of stock options	26	18	17
Tax benefits from the issuance of stock awards	19	37	36
Tax benefits recognized for stock-based compensation	$ 45	$ 55	$ 53
At December 31, 2012, there was $114 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, of which $5 million relates to stock options and $109 million relates to stock awards. These amounts are expected to be charged to expense over a weighted-average period of 1.3 years.
Stock Options
There were no stock options issued in 2012. Stock option activity for the year ended December 31, 2012, was as follows:

	Shares under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at January 1, 2012	11,744	$53	3.4 years	$93
Granted	—	—
Exercised	(5,404)	47
Cancelled and forfeited	(69)	61
Outstanding at December 31, 2012	6,271	58	2.9 years	66
Vested and expected to vest in the future at December 31, 2012	6,257	58	2.9 years	66
Exercisable at December 31, 2012	4,874	$58	2.5 years	$53
The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010, was $97 million, $46 million, and $42 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31, 2012 (for outstanding options), less the applicable exercise price.
Stock Awards
Compensation expense for stock awards is measured at the grant date based on the fair value of the award and is recognized over the vesting period, generally three years. The fair value of stock awards and performance stock awards is determined based on the closing market price of the company’s common stock on the grant date. The fair value of market-based stock awards is determined at the grant date using a Monte Carlo simulation model. For purposes of measuring compensation expense for performance awards, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

NORTHROP GRUMMAN CORPORATION

Stock award activity for the years ended December 31, 2012, 2011, and 2010, is presented in the table below. Vested awards include stock awards fully vested during the year and net adjustments to reflect the final performance measure for issued shares.

	Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2010	3,658	$58	1.6
Granted	2,317	60
Vested	(1,319)	79
Forfeited	(356)	56
Outstanding at December 31, 2010	4,300	$53	1.5
Granted	1,748	63
Vested	(1,824)	42
Forfeited	(350)	50
Shipbuilding spin-off adjustments	(252)	$47
Outstanding at December 31, 2011	3,622	$58	1.6
Granted	1,860	60
Vested	(1,800)	55
Forfeited	(204)	59
Outstanding at December 31, 2012	3,478	$61	1.6
The company issued 2.8 million, 1.4 million, and 1.3 million shares to employees in settlement of prior year stock awards that were fully vested, which had total fair values at issuance of $172 million, $87 million, and $76 million and grant date fair values of $75 million, $101 million, and $91 million during the years ended December 31, 2012, 2011, and 2010, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of the performance adjustments and changes in the fair market value of the company’s common stock.
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
In 2013, the company expects to issue to employees 3.4 million shares of common stock from the 2010 stock award grant that vested as of December 31, 2012, with a grant date fair value of $96 million. The ultimate amount of shares to be paid out is subject to approval by the Compensation Committee of the Board of Directors and may vary from this estimate.
Cash Awards
On February 15, 2012, the company granted certain employees 0.6 million cash units (CUs) and 1.3 million cash performance units (CPUs) with a minimum aggregate payout amount of $34 million and a maximum aggregate payout amount of $190 million. The CUs will vest and settle in cash on the third anniversary of the grant date, while the CPUs will vest and pay out based on the achievement of financial metrics for the three-year period ending December 31, 2014. At December 31, 2012, there was $125 million of unrecognized compensation expense related to cash awards.

NORTHROP GRUMMAN CORPORATION

15. UNAUDITED SELECTED QUARTERLY DATA
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

2012
In millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$6,198	$6,274	$6,270	$6,476
Operating income	796	774	736	824
Net earnings	506	480	459	533

Basic earnings per share	2.00	1.91	1.86	2.19
Diluted earnings per share	1.96	1.88	1.82	2.14

Weighted-average common shares outstanding	253.1	250.8	247.2	243.4
Weighted-average diluted shares outstanding	258.0	254.7	252.1	248.9
Significant 2012 Fourth Quarter Events – In the fourth quarter of 2012, the company repurchased 7.3 million shares of common stock for $487 million.

2011
In millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$6,734	$6,560	$6,612	$6,506
Operating income	811	841	825	799
Net earnings	530	520	520	548

Basic earnings per share	1.82	1.84	1.89	2.12
Diluted earnings per share	1.79	1.81	1.86	2.09

Weighted-average common shares outstanding	291.8	282.6	274.9	258.2
Weighted-average diluted shares outstanding	296.9	287.2	279.3	262.7
In the first quarter of 2011, net earnings included $34 million from discontinued operations, and earnings per share included $0.12 from discontinued operations. In the fourth quarter of 2011, net earnings included a $2 million loss from discontinued operations, and basic earnings per share included a $0.01 reduction due to discontinued operations.
Significant 2011 Fourth Quarter Events – In the fourth quarter of 2011, the company made a $500 million contribution to the company’s pension plans. Additionally, the company repurchased 11.8 million shares of common stock for $649 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of December 31, 2012, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal

NORTHROP GRUMMAN CORPORATION

executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter of 2012, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information
None.

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
To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting is effective as of December 31, 2012.
Deloitte & Touche LLP issued an attestation report dated February 4, 2013, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2012, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/ Wesley G. Bush
Chairman, Chief Executive Officer and President

/s/ James F. Palmer
Corporate Vice President and Chief Financial Officer
February 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 4, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 4, 2013

NORTHROP GRUMMAN CORPORATION

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
DIRECTORS
Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.
EXECUTIVE OFFICERS
Our executive officers as of February 4, 2013, are listed below, along with their ages on that date, positions and offices with the company, and principal occupations and employment during the past five years.

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)
Wesley G. Bush	51	Chairman, Chief Executive Officer and President	2010	President and Chief Operating Officer (2007-2009); Prior to March 2007, President and Chief Financial Officer (2006-2007); Corporate Vice President and Chief Financial Officer (2005-2006)
M. Sidney Ashworth	61	Corporate Vice President, Government Relations	2010
Vice President of Washington Operations, GE Aviation (2010); Prior to March 2010, Principal, the Ashworth Group (2009-2010); Professional Staff Member , U.S. Senate Committee on Appropriations (1995-2009)

Kenneth L. Bedingfield	40	Corporate Vice President, Controller, and Chief Accounting Officer	2011	Partner and National Client Leader for Aerospace & Defense, KPMG LLP (2010-2011); Prior to December 2010, Partner KPMG LLP (2005-2010)
Mark A. Caylor	48	Corporate Vice President and President, Enterprise Shared Services	2013	Corporate Vice President and Treasurer (2011-2012); Assistant Treasurer (2008-2011); Director, Mergers & Acquisitions (2006-2008)
Sheila C. Cheston	54	Corporate Vice President and General Counsel	2010	Executive Vice President and Director, BAE Systems, Inc. (2009 -2010); Prior to September 2009, Senior Vice President, General Counsel, Secretary and Director, BAE Systems, Inc. (2002-2009)
Gloria A. Flach	54	Corporate Vice President and President, Electronic Systems Sector	2013
Corporate Vice President and President, Enterprise Shared Services (2010-2012); Sector Vice President and General Manager, Targeting Systems Division, Electronic Systems (ES) Sector (2010); Prior to 2010, Sector Vice President and General Manager of Engineering, Manufacturing and Logistics, ES Sector (2009); Sector Vice President and General Manager of Engineering & Logistics, ES Sector (2007-2008); Sector Vice President and Chief Information Officer, ES Sector (2004-2006)

Darryl M. Fraser	54	Corporate Vice President, Communications	2008
Sector Vice President of Business Development and Strategic Initiatives, Mission Systems Sector (2007-March 2008); Prior to May 2007, Sector Vice President, Strategic Initiatives, Mission Systems Sector (2007); Vice President, Washington Operations, Mission Systems and Space Technology Sectors (2005-2007)

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)
Christopher T. Jones	48	Corporate Vice President and President, Technical Services	2013	Vice President and General Manager, Integrated Logistics and Modernization Division, Technical Services Sector (2010-2012); Director of Product Support (2004-2010)
Linda A. Mills	63	Corporate Vice President, Operations	2013
Corporate Vice President and President, Information Systems Sector (2009-2012); Corporate Vice President and President, Information Technology Sector (2008); Prior to 2008, President of the Civilian Agencies business group, Information Technology Sector (2007-2008); Vice President for Operations and Processes, Information Technology Sector (2005-2007)

James F. Palmer	63	Corporate Vice President and Chief Financial Officer	2007	Executive Vice President and Chief Financial Officer, Visteon Corporation (2004-2007)
Denise M. Peppard	56	Corporate Vice President and Chief Human Resources Officer	2011	Vice President and Chief Human Resources, Computer Sciences Corporation (2010-2011); Senior Vice President of Human Resources, Wyeth Pharmaceuticals, Inc. (2001-2010)
David T. Perry	48	Corporate Vice President and Chief Global Business Development Officer	2012	Vice President and General Manager of Naval and Marine Systems Division, Electronic Systems Sector (2009-2012); Vice President of Marine Systems, Electronic Systems Sector (2005-2009)
Thomas E. Vice	50	Corporate Vice President and President, Aerospace Systems Sector	2013
Corporate Vice President and President, Technical Services (2010-2012); Sector Vice President and General Manager, Battle Management and Engagement Systems Division, Aerospace Systems Sector (2008-2010); Prior to 2008, Vice President, Airborne Early Warning and Battle Management Command and Control – Navy Programs, Integrated Systems Sector (2006-2007); Sector Vice President of Business Development, Integrated Systems Sector (2004-2006)

Kathy J. Warden	41	Corporate Vice President and President, Information Systems Sector	2013
Vice President and General Manager, Cyber Intelligence Division (2011-2012); Vice President, Cyber and SIGINT business unit(2008-2011); Vice President, Intelligence Systems, General Dynamics Corporation (2007-2008)

AUDIT COMMITTEE FINANCIAL EXPERT
The information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
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

NORTHROP GRUMMAN CORPORATION

OTHER DISCLOSURES
Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
Item 11. Executive Compensation
Information concerning Executive Compensation, including information concerning Compensation Committed Interlocks and Insider Participation and Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information as to Certain Relationships and Related Transactions, and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

NORTHROP GRUMMAN CORPORATION

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Statements of Earnings and Comprehensive Income
Consolidated Statements of Financial Position
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Shareholders’ Equity
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.
3. Exhibits

2(a)
Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 29, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 4, 2011)

2(b)
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 4, 2011)

3(a)
Amended and Restated Certificate of Incorporation of Northrop Grumman Corporation dated May 29, 2012 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2012, filed July 24, 2012)

3(b)	Amended and Restated Bylaws of Northrop Grumman Corporation dated May 29, 2012 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2012, filed July 24, 2012)

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

NORTHROP GRUMMAN CORPORATION

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
364-Day Credit Agreement dated as of September 4, 2012, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation, as Guarantor; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and Citibank, N.A., The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 7, 2012)

10(d)
Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of the indenture indebtedness issued by Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 10.10 to Form 8-K filed April 17, 2001)

NORTHROP GRUMMAN CORPORATION

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
Northrop Grumman Corporation 1993 Stock Plan for Non-Employee Directors (as Amended and Restated January 1, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009, filed July 23, 2009)

+10(i)
Northrop Grumman Corporation Non-Employee Directors Equity Participation Plan (Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10(q) to Form 10-K for the year ended December 31, 2007, filed February 20, 2008)

+10(j)
Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Shareholders filed April 21, 2008)

(i)	Form of Notice of Non-Qualified Grant of Stock Options and Option Agreement (incorporated by reference to Exhibit 10.5 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)

(ii)	Form of Agreement for 2005 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(v) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

(iii)	Form of letter from Northrop Grumman Corporation regarding Stock Option Retirement Enhancement (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 14, 2005 and filed March 15, 2005)

(iv)	Form of Agreement for 2006 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(viii) to Form 10-K for the year ended December 31, 2005, filed February 17, 2006)

(v)	Form of Agreement for 2007 Stock Options (officers) (incorporated by reference to Exhibit 10(2)(ii) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007)

(vi)	Form of Agreement for 2008 Stock Options (officer) (incorporated by reference to Exhibit 10(4)(i) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)

(vii)	Form of Agreement for 2009 Stock Options (incorporated by reference to Exhibit 10.2(i) to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

(viii)	Form of Agreement for 2010 Restricted Performance Stock Rights (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)

(ix)	Form of Agreement for 2010 Stock Options (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)

(x)	Form of Agreement for 2010 Restricted Stock Rights (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)

(xi)
Form of Agreement for 2011 Stock Options granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 22, 2011)

(xii)
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
Terms and Conditions Applicable to Special 2011 Restricted Stock Rights granted to Gary W. Ervin under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (as amended through December 19, 2007) (incorporated by reference to Exhibit 10.4 of Form 8-K filed February 22, 2011)

+10(k)
Northrop Grumman 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Shareholders filed April 8, 2011)

(i)
Summary of Non-Employee Director Award Terms Under the 2011 Long-Term Incentive Stock Plan effective December 21, 2011 (incorporated by reference to Exhibit 10(j)(ii) to Form 10-K for the year ended December 31, 2011, filed February 7, 2012)

(ii)
Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2011 Long-Term Incentive Stock Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012, filed July 24, 2012)

(iii)
Grant Certificate Specifying the Terms and Conditions Applicable to 2012 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 17, 2012)

(iv)
Grant Certificate Specifying the Terms and Conditions Applicable to 2012 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 17, 2012)

+*10(l)	Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2013)

(i)
Appendix B to the Northrop Grumman Supplemental Plan 2: ERISA Supplemental Program 2 (Amended and Restated Effective as of January 1, 2011) dated June 27, 2011 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2011, filed July 27, 2011)

(ii)	Appendix F to the Northrop Grumman Supplemental Plan 2: CPC Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2012)

(iii)	Appendix G to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2012)

+*10(m)	Northrop Grumman ERISA Supplemental Plan (Amended and Restated Effective as of January 1, 2013)

+*10(n)	Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) (Amended and Restated Effective January 1, 2013)

+*10(o)	Northrop Grumman Electronic Systems Executive Pension Plan (Amended and Restated Effective as of January 1, 2013)

+10(p)
Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation (Amended and Restated Effective July 20, 2012) (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012)

+10(q)
Non-Employee Director Compensation Term Sheet, effective as of April 1, 2011 (replacing previously filed Exhibit 10.17 to Form 10-Q for the quarter ended June 30, 2011, filed July 27, 2011) (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2011, filed October 26, 2011)

+10(r)	Non-Employee Director Compensation Term Sheet, effective May 15, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2012, filed July 24, 2012)

NORTHROP GRUMMAN CORPORATION

+10(s)
Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012, filed April 24, 2012)

+*10(t)	Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2013)

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

+*10(w)	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2013)

+*10(x)	Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of January 1, 2013)

+10(y)	Compensatory Arrangements of Certain Officers (incorporated by reference to Item 5.02(e) of Form 8-K filed February 17, 2012)

+10(z)
Offering letter dated February 1, 2007 from Northrop Grumman Corporation to James F. Palmer relating to position of Corporate Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10(3) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007), as amended by Amendment to Letter Agreement between Northrop Grumman Corporation and James F. Palmer dated December 17, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 19, 2008)

+10(aa)
Northrop Grumman Supplemental Retirement Replacement Plan, as Restated, dated January 1, 2008 between Northrop Grumman Corporation and James F. Palmer (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 19, 2008)

(i)
First Amendment to the Northrop Grumman Supplemental Retirement Replacement Plan, dated October 25, 2011 (incorporated by reference to Exhibit 10(bb)(i) to Form 10-K for the year ended December 31, 2011, filed February 7, 2012)

+10(bb)
Northrop Grumman Corporation Special Officer Retiree Medical Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)

+10(cc)	Executive Life Insurance Policy (incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

+10(dd)
Executive Accidental Death, Dismemberment and Plegia Insurance Policy Terms applicable to Executive Officers dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

+10(ee)
Executive Long-Term Disability Insurance Policy as amended by Amendment No. 2 dated June 19, 2008 and effective as of October 4, 2007 (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended June 30, 2008, filed July 29, 2008)

+10(ff)
Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, filed February 22, 1996), as amended by action of the Compensation Committee of the Board of Directors of Northrop Grumman Corporation effective July 1, 2009 (incorporated by reference to Item 5.02(e) of Form 8-K filed May 26, 2009)

NORTHROP GRUMMAN CORPORATION

+10(gg)	Group Personal Excess Liability Policy (incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2011, filed July 27, 2011)

+10(hh)
Letter dated December 16, 2009 from Northrop Grumman Corporation to Wesley G. Bush regarding compensation effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2009)

+10(ii)
Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments dated March 1, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)

+10(jj)
Retirement and Separation Agreement dated July 23, 2012 between Northrop Grumman Systems Corporation and Gary W. Ervin (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2012, filed July 24, 2012)

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

*101
Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) Consolidated Statements of Financial Position, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement

*	Filed with this Report

**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of February 2013.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Kenneth L. Bedingfield
Kenneth L. Bedingfield
Corporate Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 4th day of February 2013, by the following persons and in the capacities indicated.

Signature	Title

Wesley G. Bush*	Chairman, Chief Executive Officer and President (Principal Executive Officer), and Director

James F. Palmer*	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Kenneth L. Bedingfield	Corporate Vice President, Controller and Chief Accounting Officer

Victor H. Fazio*	Director

Donald E. Felsinger*	Director

Stephen E. Frank *	Director

Bruce S. Gordon*	Director

Madeleine A. Kleiner*	Director

Karl J. Krapek*	Director

Richard B. Myers*	Director

Aulana L. Peters*	Director

Gary Roughead*	Director

Thomas M. Schoewe*	Director

Kevin W. Sharer*	Director

*By:	/s/ Jennifer C. McGarey
Jennifer C. McGarey
Corporate Vice President and Secretary
Attorney-in-Fact
pursuant to a power of attorney