Form 10-Q
period 2013-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2013-04-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
As of April 19, 2013, 235,168,928 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2013	2012
Sales
Product	$3,421	$3,341
Service	2,683	2,857
Total sales	6,104	6,198
Operating costs and expenses
Product	2,631	2,527
Service	2,156	2,314
General and administrative expenses	558	561
Operating income	759	796
Other (expense) income
Interest expense	(53)	(53)
Other, net	6	13
Earnings before income taxes	712	756
Federal and foreign income tax expense	223	250
Net earnings	$ 489	$ 506

Basic earnings per share	$ 2.07	$ 2.00
Weighted-average common shares outstanding, in millions	236.4	253.1
Diluted earnings per share	$ 2.03	$ 1.96
Weighted-average diluted shares outstanding, in millions	241.0	258.0

Net earnings (from above)	$ 489	$ 506
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	80	50
Change in cumulative translation adjustment	(16)	6
Other comprehensive income, net of tax	64	56
Comprehensive income	$ 553	$ 562
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 3,183	$ 3,862
Accounts receivable, net of progress payments	3,050	2,858
Inventoried costs, net of progress payments	930	798
Deferred tax assets	524	574
Prepaid expenses and other current assets	159	300
Total current assets	7,846	8,392
Property, plant and equipment, net of accumulated depreciation of $4,215 in 2013 and $4,146 in 2012	2,829	2,887
Goodwill	12,437	12,431
Non-current deferred tax assets	1,510	1,542
Other non-current assets	1,292	1,291
Total assets	$25,914	$26,543

Liabilities
Trade accounts payable	$ 1,225	$ 1,392
Accrued employee compensation	938	1,173
Advance payments and billings in excess of costs incurred	1,801	1,759
Other current liabilities	1,591	1,732
Total current liabilities	5,555	6,056
Long-term debt, net of current portion	3,937	3,930
Pension and post-retirement benefit plan liabilities	6,025	6,085
Other non-current liabilities	928	958
Total liabilities	16,445	17,029

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2013—235,102,831; 2012—239,209,812	235	239
Paid-in capital	2,461	2,924
Retained earnings	11,496	11,138
Accumulated other comprehensive loss	(4,723)	(4,787)
Total shareholders’ equity	9,469	9,514
Total liabilities and shareholders’ equity	$25,914	$26,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2013	2012
Operating activities
Sources of cash
Cash received from customers
Collections on billings	$ 4,582	$ 4,921
Progress payments	1,213	1,021
Other cash receipts	27	27
Total sources of cash	5,822	5,969
Uses of cash
Cash paid to suppliers and employees	(5,649)	(5,858)
Pension contributions	(26)	(17)
Interest paid, net of interest received	(80)	(78)
Income taxes paid, net of refunds received	(26)	(92)
Other cash payments	(40)	(29)
Total uses of cash	(5,821)	(6,074)
Net cash provided by (used in) operating activities	1	(105)
Investing activities
Capital expenditures	(40)	(81)
Maturities of short-term investments	—	250
Other investing activities, net	2	—
Net cash (used in) provided by investing activities	(38)	169
Financing activities
Common stock repurchases	(456)	(263)
Cash dividends paid	(130)	(127)
Proceeds from exercises of stock options	17	40
Other financing activities, net	(73)	(34)
Net cash used in financing activities	(642)	(384)
Decrease in cash and cash equivalents	(679)	(320)
Cash and cash equivalents, beginning of year	3,862	3,002
Cash and cash equivalents, end of period	$ 3,183	$ 2,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Three Months Ended March 31
$ in millions	2013	2012
Reconciliation of net earnings to net cash provided by (used in) operating activities
Net earnings	$489	$506
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	110	120
Stock-based compensation	24	26
Excess tax benefits from stock-based compensation	(17)	(27)
Deferred income taxes	31	—
(Increase) decrease in assets:
Accounts receivable, net	(195)	(267)
Inventoried costs, net	(125)	60
Prepaid expenses and other assets	(9)	(119)
Increase (decrease) in liabilities:
Accounts payable and accruals	(560)	(635)
Income taxes payable	209	169
Retiree benefits	71	77
Other, net	(27)	(15)
Net cash provided by (used in) operating activities	$1	$(105)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2013	2012
Common stock
Beginning of year	$ 239	$ 254
Common stock repurchased	(6)	(4)
Shares issued for stock awards and options	2	2
End of period	235	252
Paid-in capital
Beginning of year	2,924	3,873
Common stock repurchased	(425)	(256)
Stock compensation and option exercises	(33)	29
Shipbuilding spin-off adjustment	(5)	—
End of period	2,461	3,646
Retained earnings
Beginning of year	11,138	9,699
Net earnings	489	506
Dividends declared	(131)	(128)
End of period	11,496	10,077
Accumulated other comprehensive loss
Beginning of year	(4,787)	(3,490)
Other comprehensive income, net of tax	64	56
End of period	(4,723)	(3,434)
Total shareholders’ equity	$ 9,469	$10,541
Cash dividends declared per share	$ 0.55	$ 0.50
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
The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the rules of the Securities and Exchange Commission (SEC) for interim reporting purposes. These statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the company's consolidated financial position, results of operations, and cash flows.
The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report on Form 10-K).
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
Accounting Estimates
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation thereof requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared using the most current and best available information; however, actual results could differ materially from those estimates.
The majority of our contracts are accounted for under the percentage-of-completion method. For such contracts, changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes on current and prior periods, and revenue and profit on future periods of contract performance are recognized as if the revised estimate had been used since contract inception. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and cost estimates. These changes are often driven by events such as changes in estimated incentive fees, unanticipated risks affecting contract costs, the resolution of risk at lower or higher cost than anticipated, and changes in indirect cost allocations, such as overhead and general and administrative expenses. We employ an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. Changes in estimates are frequent; the company performs on a broad portfolio of long-term contracts, many of which include complex and customized aerospace and electronic equipment and software, that often includes technology at the forefront of science.
Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or annual results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. During the three months ended March 31, 2013 and 2012, aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $174 million ($0.47 per diluted share) and $265 million ($0.67 per diluted share), respectively. No discrete event or adjustment to an individual contract was material to the condensed consolidated statements of earnings and comprehensive income for either of these periods.
As of March 31, 2013, the recognized amounts in estimated contract values related to claims and requests for equitable adjustment were not material individually or in aggregate.

NORTHROP GRUMMAN CORPORATION

The company does not have any contract terminations in process that would have a material effect on our consolidated financial position or annual results of operations at March 31, 2013.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates effective after March 31, 2013, are not expected to have a material effect on the company’s condensed consolidated financial position or annual results of operations.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	March 31, 2013	December 31, 2012
Unamortized benefit plan costs, net of tax benefit of $3,097 as of March 31, 2013, and $3,149 as of December 31, 2012	$(4,710)	$(4,790)
Cumulative translation adjustment	(12)	4
Net unrealized loss on marketable securities and cash flow hedges, net of tax benefit	(1)	(1)
Total accumulated other comprehensive loss	$(4,723)	$(4,787)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.0 billion and $5.1 billion as of March 31, 2013, and December 31, 2012, respectively. Net actuarial gains or losses are re-determined annually and principally arise from changes in the rate used to discount the benefit obligations and differences in expected and actual returns on plan assets.
Reclassifications from other comprehensive income to net earnings related to the amortization of benefit plan costs were $80 million and $50 million, net of taxes, for the three months ended March 31, 2013 and 2012, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost (See Note 8 for further information).
Reclassifications from other comprehensive income to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three months ended March 31, 2013, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.6 million shares and 4.9 million shares for the three months ended March 31, 2013 and 2012, respectively. The weighted-average diluted shares outstanding for the three months ended March 31, 2013 and 2012, exclude anti-dilutive stock options to purchase approximately 1.3 million shares and 2.8 million shares, respectively, because such options have exercise prices in excess of the average market price of the company’s common stock during the period.

NORTHROP GRUMMAN CORPORATION

Share Repurchases
The table below summarizes the company’s share repurchases:

				Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(2)	Three Months Ended March 31
				2013	2012
June 16, 2010(1)	$5,350	71.5	$60.07	6.5	4.4

(1)
On June 16, 2010, the company's board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. Following this initial authorization, the board of directors increased the remaining repurchase authorization to $4.0 billion in April 2011. After further repurchases reduced the remaining authorization to less than $1 billion, the board of directors again increased the remaining authorization to $2.0 billion in September 2012. As of March 31, 2013, our repurchases under the program totaled $4.3 billion, and $1.0 billion remained under this share repurchase authorization. The repurchase program will expire when we have used all authorized funds for repurchase.

(2)	Includes commissions paid.
Share repurchases take place under pre-established programs, depending on market conditions in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.
In connection with the spin-off of the former shipbuilding business, we obtained a Private Letter Ruling from the Internal Revenue Service (IRS) that generally limited our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expired on March 31, 2013. During this two year period, we repurchased approximately 67 million shares of our common stock.
Dividends on Common Stock
In May 2012, the company increased the quarterly common stock dividend to $0.55 per share from the previous amount of $0.50 per share.
3.    SEGMENT INFORMATION
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

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2013	2012
Sales
Aerospace Systems	$2,485	$2,383
Electronic Systems	1,721	1,724
Information Systems	1,674	1,844
Technical Services	717	750
Intersegment eliminations	(493)	(503)
Total sales	6,104	6,198
Operating income
Aerospace Systems	270	279
Electronic Systems	296	304
Information Systems	171	205
Technical Services	65	70
Intersegment eliminations	(54)	(69)
Total segment operating income	748	789
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	33	32
Unallocated corporate expenses	(19)	(23)
Other	(3)	(2)
Total operating income	$ 759	$ 796
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable U.S. government Cost Accounting Standards (CAS) regulations and the Federal Acquisition Regulation, and are therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits, and certain unallowable costs such as lobbying activities, among others.
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS pension adjustment is the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. The net FAS/CAS pension adjustment for the three months ended March 31, 2013, was comparable to the same period in 2012.
4.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2013	2012
Federal and foreign income tax expense	$223	$250
Effective income tax rate	31.3%	33.1%
The company's lower effective tax rate for the period ended March 31, 2013, reflected the benefit of the American Taxpayer Relief Act, which reinstated research tax credits for 2012 and 2013. In the first quarter of 2013, the company recorded $20 million of research tax credits representing full year 2012 research tax credits and one quarter of expected 2013 research tax credits.
The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and in various state and

NORTHROP GRUMMAN CORPORATION

foreign jurisdictions. The IRS is currently conducting an examination of the company’s tax returns for the years 2007 through 2011. Open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents fair value information for those assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013		December 31, 2012
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$ 270	$ 270	$ 259	$ 259
Available-for-sale	2	2	3	3
Derivatives	1	1	(1)	(1)
Long-term debt, including current portion	$(3,942)	$(4,787)	$(3,935)	$(4,834)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2013.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund long-term deferred compensation programs. The portfolio consists of equity securities that are classified as either trading or available-for-sale, which can be liquidated without restriction. These assets are recorded at fair value and are valued using Level 1 inputs. As of March 31, 2013, and December 31, 2012, marketable securities of $271 million and $261 million, respectively, were included in other non-current assets in the condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts. The notional values for the company's derivative portfolio at March 31, 2013, and December 31, 2012, were $178 million and $164 million, respectively. The portion of notional values designated as cash flow hedges at March 31, 2013, and December 31, 2012, were $98 million and $110 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Substantially all of these instruments are valued using Level 2 inputs.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the settlement of the underlying transactions. The derivative fair values and related unrealized gains and losses at March 31, 2013, and December 31, 2012, were not material. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

NORTHROP GRUMMAN CORPORATION

6.    LITIGATION, INVESTIGATIONS AND CLAIMS
Litigation
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On December 11, 2012, the court issued a tentative decision on these claims in favor of the company and the other remaining defendants. The court held a hearing on February 28, 2013, to discuss issues on which it had requested supplemental briefing; the court indicated that it would issue further rulings. The court has not yet set a trial date for the remaining causes of action.
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price and direct costs incurred, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims, and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract. The company believes the complaint was filed under seal by a relator in mid-2011 in the U.S. District Court for the Eastern District of Virginia. In the partially unsealed complaint, the relator alleges that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleges damage to the USPS in an amount of at least approximately $179 million annually, and seeks an unspecified partial refund of the contract purchase price, penalties, attorney's fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability. The relator also alleges he or she was improperly discharged in retaliation. Although the ultimate outcome of these matters, including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend these matters.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date and other than with respect to the FSS matters, which are discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's consolidated financial position as of March 31, 2013, or its annual results of operations or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
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
In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee the performance of the Business Arrangements and, in such cases, the company generally obtains cross-indemnification from the other members of the Business Arrangements.

NORTHROP GRUMMAN CORPORATION

At March 31, 2013, the company is not aware of any significant existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s expected exposure to the matters raised by the U.S. Government. Such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The company believes that it has adequately reserved for any disputed amounts and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of March 31, 2013, or its annual results of operations or cash flows.
Environmental Matters
The company has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated state or local agencies at certain current or formerly owned or leased sites. The estimated cost to complete remediation has been accrued where the company believes, based on the facts and circumstances known to the company, it is probable the company will incur costs to address environmental impacts. As of March 31, 2013, management estimates the range of reasonably possible future costs for environmental remediation is between $330 million and $770 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At March 31, 2013, the amount accrued for probable environmental remediation costs was $352 million, of which $98 million is accrued in other current liabilities and $254 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of March 31, 2013, $65 million is deferred in inventoried costs and $141 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as projects progress or changes in facts and circumstances will materially affect the estimated liability accrued, management does not anticipate future remediation expenditures will have a material adverse effect on the company's consolidated financial position as of March 31, 2013, or its annual results of operations or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses stand-by letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2013, there were $199 million of stand-by letters of credit, $273 million of bank guarantees, and $165 million of surety bonds outstanding.
Indemnifications
The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of March 31, 2013, or its annual results of operations or cash flows.
Operating Leases
Rental expense for operating leases was $74 million and $84 million for the three months ended March 31, 2013 and 2012, respectively. These amounts are net of immaterial amounts of sublease rental income.

NORTHROP GRUMMAN CORPORATION

8.    RETIREMENT BENEFITS
The cost to the company of its retirement benefit plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		Medical and Life Benefits
$ in millions	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$129	$131	$ 9	$ 8
Interest cost	279	296	24	27
Expected return on plan assets	(453)	(427)	(19)	(17)
Amortization of:
Prior service credit	(14)	(15)	(12)	(12)
Net loss from previous years	152	107	7	5
Other	—	2	—	—
Net periodic benefit cost	$ 93	$ 94	$ 9	$ 11
Employer Contributions
The company’s required minimum funding in 2013 for its defined benefit pension plans and its post-retirement benefit plans is approximately $66 million and $110 million, respectively. For the three months ended March 31, 2013, contributions of $26 million have been made to the company’s defined benefit pension plans, and contributions of $8 million have been made to the company’s post-retirement benefit plans. Subsequently, in April 2013, the company made a $500 million voluntary contribution to its defined benefit pension plans. The company also sponsors defined contribution plans. For the three months ended March 31, 2013 and 2012, contributions of $75 million and $76 million, respectively, were made to these plans.
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
In February 2013, the company granted 0.4 million restricted stock rights (RSRs) and 1.1 million restricted performance stocks rights (RPSRs) to certain employees under the company's long-term incentive stock plan, with a grant date aggregate fair value of $96 million. The RSRs will vest on the third anniversary of the grant date, while the RPSRs will vest and pay out based on the achievement of financial metrics for the three-year period ending December 31, 2015.
Cash Awards
In February 2013, the company granted 30 million cash units (CUs) and 69 million cash performance units (CPUs) to certain employees, with a minimum aggregate payout amount of $30 million and a maximum aggregate payout amount of $168 million. The CUs will vest and settle in cash on the third anniversary of the grant date, while the CPUs will vest and pay out in cash based on the achievement of financial metrics for the three-year period ending December 31, 2015.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2013, and the related condensed consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders' equity for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Corporation's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders' equity for the year then ended (not presented herein); and in our report dated February 4, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/  Deloitte & Touche LLP
McLean, Virginia
April 23, 2013

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
The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2012 Annual Report on Form 10-K, which provides a more thorough discussion of our systems, products and solutions; political and economic environment; industry outlook; and business trends. See further discussions in the Consolidated Operating Results and Segment Operating Results sections that follow.
Political and Economic Environment
The U.S. Government continues to face substantial fiscal and economic challenges, which affect funding for its non-discretionary and discretionary budgets. Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets by at least $487 billion over a ten year period and the fiscal year (FY) 2013 impacts were incorporated in the government's FY 2013 budget. Part II mandated substantial additional reductions, through a process known as “sequestration,” which took effect on March 1, 2013, and resulted in an estimated $43 billion of additional reductions to the FY 2013 defense budget.
On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013 (the Act), which includes specific appropriations for our major federal customers, including the DoD. Although we are not yet able to determine all program specific impacts, we expect the reduced FY 2013 budget levels will result in lower 2013 awards; related impacts to company revenues, earnings and cash flows likely will trail reduced awards.
On April 10, 2013, the President delivered his proposed FY 2014 budget to Congress. The President's $527 billion FY 2014 defense budget is slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of the Budget Control Act. The Congressional appropriation and authorization of FY 2014 defense spending is likely to be marked by significant debate and an uncertain schedule. If Congress does not take legislative action, we expect sequestration will be applied to defense spending in FY 2014. In addition, if Congress does not timely pass a FY 2014 defense appropriation or a continuing resolution, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments.
Sequestration as currently mandated remains a significant long-term risk. Considerable uncertainty exists regarding how reductions will be applied and what challenges the reductions will present for the defense industry. We expect sequestration will have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Members of Congress continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely that budget decisions made in this environment will have long-term impacts on our company and the entire defense industry.
The nation's debt ceiling also continues to be a major outstanding fiscal issue, with the debt limit currently expected to be reached in the summer of 2013. Congress and the Administration continue to debate raising the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense spending. In addition, if the existing statutory limit on the amount of permissible federal debt is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments.
Faced with continued budget uncertainty and continued threats to national security, the DoD is reviewing the roles and structure of the U.S. military. In January 2012, the DoD announced a new defense strategy intended to guide its priorities and budgeting decisions. The strategy calls for the U.S. military to project power globally and operate

NORTHROP GRUMMAN CORPORATION

effectively in all domains, including cyberspace, and it places particular emphasis on Asia Pacific as an area of strategic focus. In March 2013, the Secretary of Defense directed senior Pentagon officials to conduct a comprehensive strategic review of the DoD strategy, including examination of the choices underlying the strategy, force posture, investments and institutional management in light of the budgetary and strategic environment. The review, scheduled to be completed by May 31, 2013, is expected to inform future strategic decisions, as well as influence the next Quadrennial Defense Review being undertaken this year and due to Congress in 2014. The outcome of the review may impact future funding for the company's programs.
We believe spending on recapitalization, modernization and maintenance of defense, intelligence, and homeland security assets will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems, along with advanced electronics and software to enhance the capabilities of existing individual systems and provide real-time integration of individual surveillance, information management, strike and battle management platforms. We expect significant new competitive opportunities to include long range strike, missile defense, command and control, network communications, enhanced situational awareness, satellite systems, restricted programs, cybersecurity, technical services and information technology, as well as numerous international and homeland security programs.
Operating Performance Assessment and Reporting
We manage and assess the performance of our business based on our performance on contracts and programs (two or more closely-related contracts), with consideration given to the Critical Accounting Policies, Estimates and Judgments described in Part II, Item 7 of our 2012 Annual Report on Form 10-K. Revenue on our portfolio of long-term contracts is primarily recognized using the cost-to-cost method of percentage of completion accounting, but in some cases the units-of-delivery method of percentage of completion accounting. As a result, sales tend to fluctuate in concert with costs across our large portfolio of contracts. Due to Federal Acquisition Regulations (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as manufacturing, engineering and design labor costs, subcontractor costs, material costs, overhead costs, and general and administrative costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.
Our contract management process involves the use of contract estimates-at-completion (EACs) that are generally prepared and evaluated on a bottoms-up basis at least annually and reviewed on a quarterly basis over the contract's period of performance. These EACs include an estimated contract operating margin based initially on the contract award amount, adjusted to reflect estimated risks related to contract performance. These risks typically include technical risk, schedule risk and performance risk based on our evaluation of the contract effort. Similarly, the EACs may include identified opportunities for operating margin rate improvement. Over the contract's period of performance, our program management organizations perform evaluations of contract performance and adjust the contract revenue and cost estimates to reflect the latest reliable information available.
Our business and program management organizations are comprised of skilled professional managers whose objective is to satisfy the customer's expectations, deliver high quality products and services, and manage contract cost risks and opportunities to achieve an appropriate operating margin rate on the contract. Our comprehensive business and contract management process is a coordinated process involving personnel with expertise from various disciplines including engineering, production control, contracts, cost management, mission assurance and quality, finance and supply chain, among others. As part of this overall contract management function, personnel monitor compliance with our critical accounting policies related to contract accounting and compliance with U.S. Government regulations. Contract operating income and period-to-period contract operating margin rates are adjusted over the contract's period of performance to reflect the latest estimated revenue and cost for the contract, including changes in the risks and opportunities affecting the contract. Such adjustments are accounted for under the cumulative catch-up method of accounting and may have a favorable or unfavorable effect on operating income depending upon the specific conditions affecting each contract.
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

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended March 31
$ in millions, except per share amounts	2013	2012
Sales	$6,104	$6,198
Operating costs and expenses	5,345	5,402
Operating income	759	796
Operating margin rate	12.4%	12.8%
Federal and foreign income tax expense	223	250
Effective income tax rate	31.3%	33.1%
Diluted earnings per share	2.03	1.96
Net cash provided by (used in) operating activities	$1	$(105)
Consolidated operating results for the three months ended March 31, 2013, reflect our customers' overall reduced budget levels, lower sales due to our portfolio shaping actions and our focus on working capital.
Segment operating income, as reconciled below, is a non-GAAP measure and is used by management as an internal measure of financial performance of our individual operating segments.

	Three Months Ended March 31
$ in millions	2013	2012
Segment operating income	$748	$789
Segment operating margin rate	12.3%	12.7%
The table below reconciles segment operating income to total operating income:

	Three Months Ended March 31
$ in millions	2013	2012
Segment operating income	$748	$789
FAS pension expense in accordance with GAAP	(93)	(94)
Pension expense in accordance with CAS	126	126
Net FAS/CAS pension adjustment	33	32
Unallocated corporate expenses	(19)	(23)
Other	(3)	(2)
Total operating income	$759	$796
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
Sales
Sales for the three months ended March 31, 2013, decreased $94 million, or 2 percent, as compared with the same period in 2012.

NORTHROP GRUMMAN CORPORATION

The table below shows the variances in segment sales from the prior year period:

$ in millions	Three Month Variance
Aerospace Systems	$102	4%
Electronic Systems	(3)	—
Information Systems	(170)	(9%)
Technical Services	(33)	(4%)
Intersegment sales elimination	10	2%
Total sales variance	$(94)	(2%)
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
Operating costs and expenses comprise the following:

	Three Months Ended March 31
$ in millions	2013	2012
Product and service costs	$4,787	$4,841
General and administrative	558	561
Operating costs and expenses	$5,345	$5,402
Product and service costs for the three months ended March 31, 2013, decreased $54 million, or 1 percent, as compared with the same period in 2012, consistent with the sales decline. General and administrative expenses as a percentage of total sales of 9.1 percent for the three months ended March 31, 2013, were comparable with the same period in 2012.
For the product and service costs detail, see the Product and Service Analysis section that follows the Segment Operating Results.
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

	Three Months Ended March 31
$ in millions	2013	2012
Favorable adjustments	$223	$310
Unfavorable adjustments	(49)	(45)
Net favorable adjustments	$174	$265

NORTHROP GRUMMAN CORPORATION

Segment Operating Income
Segment operating income is defined as operating income less certain corporate-level expenses that are not considered allowable or allocable under applicable CAS or FAR and net FAS/CAS pension differences.
The table below shows the variances in segment operating income from the prior year period:

$ in millions	Three Month Variance
Aerospace Systems	$(9)	(3%)
Electronic Systems	(8)	(3%)
Information Systems	(34)	(17%)
Technical Services	(5)	(7%)
Intersegment earnings elimination	15	22%
Total segment operating income variance	$(41)	(5%)
Segment operating income decreased for the three months ended March 31, 2013, principally driven by fewer net favorable adjustments than in 2012.
Federal and Foreign Income Tax Expense
The effective tax rate for the three months ended March 31, 2013, was 31.3 percent, as compared with 33.1 percent in 2012. The decrease reflected the benefit of the American Taxpayer Relief Act, which reinstated research tax credits for 2012 and 2013. In the first quarter of 2013, the company recorded $20 million of research tax credits representing full year 2012 research tax credits and one quarter of expected 2013 research tax credits.
Diluted Earnings Per Share
Diluted earnings per share increased $0.07, or 4 percent, as compared with the same period in 2012. The higher diluted earnings per share reflects the full impact of 2012 share repurchases and the effect of our 2013 share repurchases, partially offset by lower earnings.
Cash from Operating Activities
Net cash from operating activities increased by $106 million, as compared with the same period in 2012, principally driven by improved trade working capital.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. This section discusses sales, segment operating income and operating margin rates by segment. The reconciliation of segment sales to total sales is provided in Note 3 to the condensed consolidated financial statements, with the difference being intersegment sales eliminations. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Consolidated Operating Results section above. For purposes of the discussion in this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate.
AEROSPACE SYSTEMS

	Three Months Ended March 31
$ in millions	2013	2012
Sales	$2,485	$2,383
Operating income	270	279
Operating margin rate	10.9%	11.7%
Aerospace Systems sales for the three months ended March 31, 2013, increased $102 million, or 4 percent, as compared with the same period in 2012. The increase was primarily due to higher F-35 volume resulting from unit deliveries under the low rate initial production (LRIP) lot 5 contract, the first lot accounted for under the units-of-delivery method. There were ten LRIP 5 units delivered in the first quarter of 2013 and no such deliveries in the first quarter of 2012. Higher unmanned volume reflects program ramp-ups on the NATO AGS and Fire Scout programs. Higher sales for these programs were partially offset by lower volume for restricted space systems programs.

NORTHROP GRUMMAN CORPORATION

Operating income for the three months ended March 31, 2013, decreased $9 million, or 3 percent, and operating margin rate decreased to 10.9 percent from 11.7 percent. Lower operating income and operating margin rate primarily reflect lower net favorable adjustments than in the prior period.
ELECTRONIC SYSTEMS

	Three Months Ended March 31
$ in millions	2013	2012
Sales	$1,721	$1,724
Operating income	296	304
Operating margin rate	17.2%	17.6%
Electronic Systems sales for the three months ended March 31, 2013, were comparable to the same period in 2012. Higher volume on restricted space and international programs was offset by lower volume for infrared countermeasures and laser systems programs due to in-theater force reductions, as well as lower volume on combat avionics and maritime systems due to program completions.
Operating income for the three months ended March 31, 2013, decreased $8 million, or 3 percent, and operating margin rate decreased to 17.2 percent from 17.6 percent. The decrease was primarily the result of lower combat avionics net favorable adjustments than in the prior period, partially offset by the reversal of a $26 million non-programmatic risk reserve.
INFORMATION SYSTEMS

	Three Months Ended March 31
$ in millions	2013	2012
Sales	$1,674	$1,844
Operating income	171	205
Operating margin rate	10.2%	11.1%
Information Systems sales for the three months ended March 31, 2013, decreased $170 million, or 9 percent, as compared with the same period in 2012, with no single program driving a significant portion. The sales decline includes a $25 million impact for the transfer of intercompany efforts to our corporate shared services organization. Excluding the transfer, sales declined 8 percent due to in-theater force reductions, program completions in defense and intelligence systems, and lower funding levels across the program portfolio.
Operating income for the three months ended March 31, 2013, decreased $34 million, or 17 percent, and operating margin rate decreased to 10.2 percent, from 11.1 percent. The decrease in operating income and operating margin rate was primarily driven by the lower volume described above and lower net favorable adjustments than in the prior period.
TECHNICAL SERVICES

	Three Months Ended March 31
$ in millions	2013	2012
Sales	$717	$750
Operating income	65	70
Operating margin rate	9.1%	9.3%
Technical Services sales for the three months ended March 31, 2013, decreased $33 million, or 4 percent, as compared with the same period in 2012. The decrease was primarily due to portfolio shaping efforts, as well as reductions on the InterContinental Ballistic Missile and KC-10 logistics programs.
Operating income decreased $5 million, or 7 percent, reflecting the lower sales volume described above. Operating margin rate of 9.1 percent for the three months ended March 31, 2013, was comparable to the same period in 2012.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS

	Three Months Ended March 31
$ in millions	2013	2012
Product sales	$3,421	$3,341
Product costs(1)	2,631	2,527
% of product sales	76.9%	75.6%
Service sales	2,683	2,857
Service costs(1)	2,156	2,314
% of service sales	80.4%	81.0%

(1)	Product and service costs do not include an allocation of general and administrative expenses.
Product costs as a percentage of product sales increased 130 basis points for the three months ended March 31, 2013, as compared with the same period in 2012. The higher product costs as a percentage of sales reflect lower net favorable adjustments in all four business segments, as compared to the prior period.
Service costs as a percentage of service sales decreased 60 basis points for the three months ended March 31, 2013, as compared with the same period in 2012. This improvement reflects higher intercompany service operating margins at Electronic Systems.
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2013		2012
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,165	$1,936	$2,074	$1,843
Service	320	279	309	261
Electronic Systems
Product	1,319	1,095	1,348	1,093
Service	402	330	376	327
Information Systems
Product	155	143	70	61
Service	1,519	1,360	1,774	1,578
Technical Services
Product	60	54	5	4
Service	657	598	745	676
Segment Totals
Total Product	$3,699	$3,228	$3,497	$3,001
Total Service	2,898	2,567	3,204	2,842
Intersegment eliminations	(493)	(439)	(503)	(434)
Total segment(1)	$6,104	$5,356	$6,198	$5,409
(1) The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Consolidated Operating Results section above.
Product Sales and Costs
Product sales for the three months ended March 31, 2013, increased by $202 million, as compared to the same period in 2012. The increase was primarily due to higher product sales volume at Aerospace Systems, Information Systems and Technical Services. The increase at Aerospace Systems was primarily due to additional military aircraft

NORTHROP GRUMMAN CORPORATION

deliveries and higher unmanned volume, as described in the Segment Operating Results section above. The increase at Information Systems and Technical Services was primarily driven by higher intercompany volume.
Product costs for the three months ended March 31, 2013, increased by $227 million, as compared with the same period in 2012. The increase was primarily due to higher sales volume at Aerospace Systems, as described in the Segment Operating Results above and higher intercompany volume at Information Systems and Technical Services.
Service Sales and Costs
Service sales for the three months ended March 31, 2013, decreased $306 million, as compared with the same period in 2012, primarily due to lower service sales at Information Systems and Technical Services across a number of programs, as described in the Segment Operating Results section above.
Service costs for the three months ended March 31, 2013, decreased $275 million, primarily due to lower service sales volume at Information Systems and Technical Services, as described in the Segment Operating Results section above.
BACKLOG
Total backlog includes both funded backlog (firm orders for which funding is authorized and appropriated by the customer) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For multi-year service contracts with non-U.S. Government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as costs are incurred or deliveries are made.
Backlog consisted of the following at March 31, 2013, and December 31, 2012:

	March 31, 2013			December 31, 2012
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$10,971	$ 7,994	$18,965	$19,594
Electronic Systems	7,675	1,671	9,346	9,471
Information Systems	3,485	4,551	8,036	8,541
Technical Services	2,425	638	3,063	3,203
Total backlog	$24,556	$14,854	$39,410	$40,809
New Awards
The estimated value of contract awards booked during the three months ended March 31, 2013, was $4.7 billion. New awards during this period include $298 million for B-2 Advanced Development projects, $278 million for the F-35 program, $261 million for the Global Hawk program, $180 million for the Large Aircraft Infrared Countermeasures Acquisitions program and $122 million for the British Large Aircraft Infrared Countermeasures In-service support program.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities, free cash flow, net debt-to-equity, and net debt-to-capital. We believe these measures are useful to investors in assessing our financial performance and condition.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to fund our operations for at least the next 12 months.

NORTHROP GRUMMAN CORPORATION

The table below summarizes key components of cash flow provided by operating activities:

	Three Months Ended March 31
$ in millions	2013	2012
Net earnings	$489	$506
Non-cash items(1)	148	119
Retiree benefit funding less than expense	71	77
Trade working capital change	(707)	(807)
Net cash provided by (used in) operating activities	$ 1	$(105)

(1)	Includes depreciation and amortization, stock-based compensation expense and deferred income taxes
Free Cash Flow from Operations
Free cash flow from operations is defined as cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors to consider as it represents the cash flow the company has available after capital spending to invest for future growth, strengthen the balance sheet and/or return to shareholders through dividends and share repurchases. Free cash flow is a key factor in our planning for and consideration of strategic acquisitions, the payment of dividends and stock repurchases.
Free cash flow from operations is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation as a measure of residual cash flow available for discretionary purposes or as an alternative to operating results presented in accordance with GAAP as indicators of performance.
The table below reconciles cash provided by (used in) operating activities to free cash flow from operations:

	Three Months Ended March 31
$ in millions	2013	2012
Net cash provided by (used in) operating activities	$1	$(105)
Less: capital expenditures	(40)	(81)
Free cash flow used in operations	$(39)	$(186)
Cash Flows
The following is a discussion of our major operating, investing and financing cash flows from operations for the three months ended March 31, 2013 and 2012, as classified in the condensed consolidated statements of cash flows in Part I, Item 1.
Operating Activities
Net cash from operating activities for the three months ended March 31, 2013, increased by $106 million, as compared to the same period in 2012. The increase was principally driven by improved trade working capital.
Investing Activities
Net cash from investing activities for the three months ended March 31, 2013 decreased by $207 million, as compared to the same period in 2012, due to $250 million in proceeds from the maturity of short-term investments in 2012, partially offset by lower capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2013 increased by $258 million, as compared to the same period in 2012, primarily due to higher repurchases of common stock.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2012 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
Accounting standards updates effective after March 31, 2013, are not expected to have a material effect on the company’s consolidated financial position or annual results of operations.

NORTHROP GRUMMAN CORPORATION

FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends” and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in our Form 10-K for the year ended December 31, 2012, as well as those identified in this report under Part II, Item 1A and other important factors disclosed in this report and from time to time in our other filings with the SEC.
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
CONTRACTUAL OBLIGATIONS
There have been no additional material changes to our contractual obligations from those discussed in our 2012 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2012 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended) and have concluded that, as of March 31, 2013, these controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the three months ended March 31, 2013, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2012 Annual Report on Form 10-K, and updated that information in Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this report.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2012 Annual Report on Form 10-K, as updated by Note 6 to the condensed consolidated financial statements in this report, we do not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's condensed consolidated financial position as of March 31, 2013, or its annual results of operations or cash flows.
Item 1A. Risk Factors
The following is an update to two of our risk factors described in our 2012 Annual Report on Form 10-K and should be read in conjunction with the risk factors therein.

Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations or cash flows.

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions, as applicable. The impact, severity and duration of the current U.S. economic situation and plans adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event that government funding for our significant programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such programs may be terminated or adjusted by the U.S. Government or the prime contractor, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
In August 2011, Congress enacted the Budget Control Act of 2011 (Budget Control Act). Part I of the Budget Control Act provided for a reduction in planned defense budgets of at least $487 billion over a ten year period, and the fiscal year (FY) 2013 impacts were incorporated in the government's FY 2013 budget. Part II mandated substantial additional reductions through a process known as "sequestration," which took effect on March 1, 2013, and resulted in an estimated $43 billion of additional reductions to the FY 2013 defense budget.
We are unable to predict the impact that the automatic cuts required by the Budget Control Act or other defense spending cuts would have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of our suppliers and subcontractors. While we believe that our business is well-positioned in areas that the Department of Defense (DoD) has indicated are areas of focus for future defense spending, the impact of the Budget Control Act and the ongoing fiscal debates remain uncertain and our business and industry could be materially adversely affected.
On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013 (the Act), which includes specific appropriations for our major federal customers, including the DoD.

NORTHROP GRUMMAN CORPORATION

Although we are not yet able to determine all program specific impacts, we expect the reduced FY 13 budget levels will result in lower 2013 contract awards; related impacts to company revenues, earnings and cash flows likely will trail reduced awards.
On April 10, 2013, the President delivered his proposed FY 2014 budget to Congress. The President's $527 billion FY 2014 defense budget is slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of Budget Control Act. The Congressional appropriation and authorization of FY 2014 defense spending is likely to be marked by significant debate and an uncertain schedule. If Congress does not take legislative action, we expect sequestration will be applied to defense spending in FY 2014. In addition, if Congress does not timely pass a FY 2014 defense appropriation or a continuing resolution, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. An extended delay in timely payments by the U.S. Government would likely result in a material adverse effect on our financial position and cash flows.
Sequestration as currently mandated remains a significant long-term risk. Considerable uncertainty exists regarding how reductions will be applied and what challenges the reductions will present for the defense industry. We expect sequestration will have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Members of Congress continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget decisions made in this environment will have long-term impacts our company and the entire defense industry.
The nation's debt ceiling also continues to be a major outstanding fiscal issue, with the debt limit currently expected to be reached in the summer of 2013. Congress and the Administration continue to debate raising the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense spending. In addition, if the existing statutory limit on the amount of permissible federal debt is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. An extended delay in the timely payment of billings by the U.S. Government would likely result in a material adverse effect on our financial position and cash flows.

Changes to business practices for U.S. Government contractors could have a significant adverse effect on current programs, potential new awards and the processes by which procurements are awarded and managed.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items, and a reprioritization of available defense funds to key areas for future defense spending. For example, the DoD's Better Buying Power Initiative continues to evolve in its efforts to reduce costs, gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods, services and solutions from defense contractors. In addition, the DCMA has implemented cost recovery initiatives designed to prioritize efforts to recover costs and close open audits. As a result of certain of these initiatives, we have experienced and may continue to experience an increased number of audits and/or a lengthened period of time required to close open audits. More recently, the thresholds for certain allowable costs are being challenged or debated, including compensation costs.
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

NORTHROP GRUMMAN CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended March 31, 2013:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
January	2,565,200	$67.73	2,565,200	$1,303
February	2,375,200	65.76	2,375,200	1,146
March	1,528,046	66.34	1,528,046	1,045
Ending balance	6,468,446	$66.68	6,468,446	$1,045

(1)
On June 16, 2010, the company's board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. Following this initial authorization, the board of directors increased the remaining repurchase authorization to $4.0 billion in April 2011. After further repurchases reduced the remaining authorization to less than $1 billion, the board of directors again increased the remaining authorization to $2.0 billion in September 2012. As of March 31, 2013, our repurchases under the program totaled $4.3 billion, and $1.0 billion remained under this share repurchase authorization. The repurchase program will expire when we have used all authorized funds for repurchase.

(2)	Includes commissions paid.
Share repurchases take place under pre-established programs, depending on market conditions in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.
In connection with the spin-off of the former shipbuilding business, we obtained a Private Letter Ruling from the Internal Revenue Service that generally limited our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expired on March 31, 2013. During this two year period, we repurchased approximately 67 million shares of our common stock.
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
Grant Certificate Specifying the Terms and Conditions Applicable to 2013 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 21, 2013)

+10.2
Grant Certificate Specifying the Terms and Conditions Applicable to 2013 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 21, 2013)

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

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement

*	Filed with this report

**	Furnished with this report

NORTHROP GRUMMAN CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHROP GRUMMAN CORPORATION (Registrant)

By:	/s/ Michael A. Hardesty
Michael A. Hardesty Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 23, 2013