Form 10-Q
period 2013-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2013-07-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
As of July 19, 2013, 230,165,167 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2013	2012	2013	2012
Sales
Product	$3,593	$3,399	$7,014	$6,740
Service	2,701	2,875	5,384	5,732
Total sales	6,294	6,274	12,398	12,472
Operating costs and expenses
Product	2,703	2,604	5,334	5,131
Service	2,203	2,316	4,359	4,630
General and administrative expenses	582	580	1,140	1,141
Operating income	806	774	1,565	1,570
Other (expense) income
Interest expense	(60)	(52)	(113)	(105)
Other, net	(22)	5	(16)	18
Earnings before income taxes	724	727	1,436	1,483
Federal and foreign income tax expense	236	247	459	497
Net earnings	$ 488	$ 480	$ 977	$ 986

Basic earnings per share	$ 2.09	$ 1.91	$ 4.15	$ 3.91
Weighted-average common shares outstanding, in millions	234.0	250.8	235.2	252.0
Diluted earnings per share	$ 2.05	$ 1.88	$ 4.08	$ 3.84
Weighted-average diluted shares outstanding, in millions	237.5	254.7	239.2	256.5

Net earnings (from above)	$ 488	$ 480	$ 977	$ 986
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	79	54	159	104
Change in cumulative translation adjustment	9	(15)	(7)	(9)
Other comprehensive income, net of tax	88	39	152	95
Comprehensive income	$ 576	$ 519	$ 1,129	$ 1,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 4,904	$ 3,862
Accounts receivable, net of progress payments	3,124	2,858
Inventoried costs, net of progress payments	745	798
Deferred tax assets	551	574
Prepaid expenses and other current assets	240	300
Total current assets	9,564	8,392
Property, plant and equipment, net of accumulated depreciation of $4,283 in 2013 and $4,146 in 2012	2,783	2,887
Goodwill	12,437	12,431
Non-current deferred tax assets	1,429	1,542
Other non-current assets	1,295	1,291
Total assets	$27,508	$26,543

Liabilities
Trade accounts payable	$ 1,195	$ 1,392
Accrued employee compensation	1,001	1,173
Advance payments and billings in excess of costs incurred	1,802	1,759
Other current liabilities	1,641	1,732
Total current liabilities	5,639	6,056
Long-term debt, net of current portion	5,929	3,930
Pension and post-retirement benefit plan liabilities	5,426	6,085
Other non-current liabilities	956	958
Total liabilities	17,950	17,029

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2013—230,801,552 and 2012—239,209,812	231	239
Paid-in capital	2,124	2,924
Retained earnings	11,838	11,138
Accumulated other comprehensive loss	(4,635)	(4,787)
Total shareholders’ equity	9,558	9,514
Total liabilities and shareholders’ equity	$27,508	$26,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2013	2012
Operating activities
Sources of cash
Cash received from customers
Collections on billings	$ 9,558	$ 9,911
Progress payments	2,554	2,553
Other cash receipts	32	38
Total sources of cash	12,144	12,502
Uses of cash
Cash paid to suppliers and employees	(10,702)	(10,969)
Pension contributions	(543)	(33)
Interest paid, net of interest received	(111)	(102)
Income taxes paid, net of refunds received	(412)	(584)
Other cash payments	(47)	(43)
Total uses of cash	(11,815)	(11,731)
Net cash provided by operating activities	329	771
Investing activities
Capital expenditures	(88)	(132)
Maturities of short-term investments	—	250
Other investing activities, net	6	44
Net cash (used in) provided by investing activities	(82)	162
Financing activities
Net proceeds from issuance of long-term debt	2,841	—
Common stock repurchases	(921)	(555)
Payments of long-term debt	(877)	—
Cash dividends paid	(272)	(265)
Proceeds from exercises of stock options	110	67
Other financing activities, net	(86)	(34)
Net cash provided by (used in) financing activities	795	(787)
Increase in cash and cash equivalents	1,042	146
Cash and cash equivalents, beginning of year	3,862	3,002
Cash and cash equivalents, end of period	$ 4,904	$ 3,148
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Six Months Ended June 30
$ in millions	2013	2012
Reconciliation of net earnings to net cash provided by operating activities
Net earnings	$977	$986
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	225	243
Stock-based compensation	71	76
Excess tax benefits from stock-based compensation	(27)	(29)
Deferred income taxes	33	(21)
(Increase) decrease in assets:
Accounts receivable, net	(268)	(175)
Inventoried costs, net	62	143
Prepaid expenses and other assets	6	(95)
Increase (decrease) in liabilities:
Accounts payable and accruals	(430)	(453)
Income taxes payable	60	(22)
Retiree benefits	(397)	137
Other, net	17	(19)
Net cash provided by operating activities	$329	$771
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30
$ in millions, except per share amounts	2013	2012
Common stock
Beginning of year	$ 239	$ 254
Common stock repurchased	(13)	(9)
Shares issued for stock awards and options	5	3
End of period	231	248
Paid-in capital
Beginning of year	2,924	3,873
Common stock repurchased	(907)	(548)
Stock compensation and options exercised	112	118
Shipbuilding spin-off adjustment	(5)	—
End of period	2,124	3,443
Retained earnings
Beginning of year	11,138	9,699
Net earnings	977	986
Dividends declared	(277)	(266)
End of period	11,838	10,419
Accumulated other comprehensive loss
Beginning of year	(4,787)	(3,490)
Other comprehensive income, net of tax	152	95
End of period	(4,635)	(3,395)
Total shareholders’ equity	$9,558	$10,715
Cash dividends declared per share	$ 1.16	$ 1.05
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
The accompanying unaudited condensed consolidated financial statements of the company have been prepared by management in accordance with the rules of the Securities and Exchange Commission (SEC) for interim reporting purposes. These statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the company's consolidated financial position, results of operations, and cash flows.
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
Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or annual results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. During the three and six months ended June 30, 2013, aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $247 million ($0.68 per diluted share) and $421 million ($1.15 per diluted share), respectively. During the three and six months ended June 30, 2012, such changes in contract estimates increased operating income by $222 million ($0.57 per diluted share) and $487 million ($1.24 per diluted share), respectively. No discrete event or adjustment to an individual contract was material to the condensed consolidated statements of earnings and comprehensive income for any of these periods.
As of June 30, 2013, the amounts related to claims and requests for equitable adjustment recognized in estimated contract values were not material individually or in aggregate.

NORTHROP GRUMMAN CORPORATION

As of June 30, 2013, the company did not have any contract terminations in process that would have a material effect on our consolidated financial position or annual results of operations.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates effective after June 30, 2013, are not expected to have a material effect on the company’s consolidated financial position or annual results of operations.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	June 30, 2013	December 31, 2012
Unamortized benefit plan costs, net of tax benefit of $3,044 as of June 30, 2013, and $3,149 as of December 31, 2012	$(4,631)	$(4,790)
Cumulative translation adjustment	(3)	4
Net unrealized loss on marketable securities and cash flow hedges, net of tax benefit	(1)	(1)
Total accumulated other comprehensive loss	$(4,635)	$(4,787)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $4.9 billion and $5.1 billion as of June 30, 2013, and December 31, 2012, respectively. Net actuarial gains or losses are re-determined annually and principally arise from changes in the rate used to discount the benefit obligations and differences in expected and actual returns on plan assets.
Reclassifications from other comprehensive income to net earnings related to the amortization of benefit plan costs were $79 million and $159 million, net of taxes, for the three and six months ended June 30, 2013, respectively, and were $54 million and $104 million, net of taxes, for the three and six months ended June 30, 2012, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost (See Note 8 for further information).
Reclassifications from other comprehensive income to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three and six months ended June 30, 2013 and 2012, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 3.5 million shares and 4.0 million shares for the three and six months ended June 30, 2013, respectively. The dilutive effect of these securities totaled 3.9 million shares and 4.5 million shares for the three and six months ended June 30, 2012, respectively. The weighted-average diluted shares outstanding excludes anti-dilutive stock options because such options have exercise prices in excess of the average market price of the company’s common stock during the period. We had no anti-dilutive shares outstanding for the three months ended June 30, 2013, and 0.7 million anti-dilutive shares outstanding for the six months ended June 30, 2013. The weighted-average diluted shares outstanding for the three and six months ended June 30, 2012, exclude anti-dilutive stock options to purchase approximately 2.8 million shares in both periods.

NORTHROP GRUMMAN CORPORATION

Share Repurchases
The table below summarizes the company’s share repurchases:

				Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(3)	Six Months Ended June 30
				2013	2012
June 16, 2010(1)	$5,350	77.6	$61.64	12.6	9.3
May 15, 2013(2)	$4,000	—	—	—	—

(1)
On June 16, 2010, the company's board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. Following this initial authorization, the board of directors increased the remaining repurchase authorization to $4.0 billion in April 2011. After further repurchases reduced the remaining authorization to less than $1 billion, the board of directors again increased the remaining authorization to $2.0 billion in September 2012 ("2010 Repurchase Program"). As of June 30, 2013, our repurchases under the program totaled $4.8 billion, and $557 million remained under the 2010 Repurchase Program. The 2010 Repurchase Program will expire when we have used all authorized funds for repurchase.

(2)
On May 15, 2013, the company's board of directors authorized a new share repurchase program of up to $4.0 billion of the company’s common stock ("2013 Repurchase Program"). Repurchases under the 2013 Repurchase Program will commence upon completion of the 2010 Repurchase Program. The 2013 Repurchase Program will expire when we have used all authorized funds for repurchase.

(3)	Includes commissions paid.
Share repurchases take place from time to time, subject to market conditions and management's discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.
Dividends on Common Stock
In May 2013, the company increased the quarterly common stock dividend 11 percent to $0.61 per share from the previous amount of $0.55 per share.
In May 2012, the company increased the quarterly common stock dividend 10 percent to $0.55 per share from the previous amount of $0.50 per share.
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

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Sales
Aerospace Systems	$2,613	$2,404	$ 5,098	$ 4,787
Electronic Systems	1,771	1,744	3,492	3,468
Information Systems	1,689	1,856	3,363	3,700
Technical Services	722	783	1,439	1,533
Intersegment eliminations	(501)	(513)	(994)	(1,016)
Total sales	6,294	6,274	12,398	12,472
Operating income
Aerospace Systems	336	292	606	571
Electronic Systems	322	276	618	580
Information Systems	141	202	312	407
Technical Services	69	74	134	144
Intersegment eliminations	(71)	(62)	(125)	(131)
Total segment operating income	797	782	1,545	1,571
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	31	35	64	67
Unallocated corporate expenses	(21)	(39)	(40)	(62)
Other	(1)	(4)	(4)	(6)
Total operating income	$ 806	$ 774	$ 1,565	$ 1,570
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS (U.S. Government Cost Accounting Standards) pension adjustment is the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. The net FAS/CAS pension adjustments for the three and six months ended June 30, 2013, were comparable to the same periods in 2012.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation, and are therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits, and certain unallowable costs such as lobbying activities, among others.
4.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Federal and foreign income tax expense	$236	$247	$459	$497
Effective income tax rate	32.6%	34.0%	32.0%	33.5%
The company's lower effective tax rates for the three and six months ended June 30, 2013, reflect the benefit of the American Taxpayer Relief Act, which reinstated research tax credits for 2012 and 2013. During the six months ended June 30, 2013, the company recorded $23 million of research tax credits representing estimated full year 2012 research tax credits and half of the expected 2013 research tax credits.
The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Internal Revenue Service (IRS) is conducting an examination of the company’s tax returns

NORTHROP GRUMMAN CORPORATION

for the years 2007 through 2011.With respect to the tax years 2007 through 2009, the company has reached a tentative settlement with the IRS subject to final review by the U.S. Congressional Joint Committee on Taxation. It is reasonably possible that during the next twelve months, we will record a reduction in our unrecognized tax benefits up to $80 million and a reduction of our income tax expense up to $50 million.
Other open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents fair value information for those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013		December 31, 2012
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$ 273	$ 273	$ 259	$ 259
Available-for-sale	1	1	3	3
Derivatives	—	—	(1)	(1)
Long-term debt, including current portion	$(5,933)	$(6,407)	$(3,935)	$(4,834)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended June 30, 2013.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund long-term deferred compensation programs. The portfolio consists of equity securities that are classified as either trading or available-for-sale, which can be liquidated without restriction. These assets are recorded at fair value and are valued using Level 1 inputs. As of June 30, 2013, and December 31, 2012, marketable securities of $274 million and $261 million, respectively, were included in other non-current assets in the condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts. The notional values for the company's derivative portfolio at June 30, 2013, and December 31, 2012, were $169 million and $164 million, respectively. The portion of notional values designated as cash flow hedges at June 30, 2013, and December 31, 2012, were $68 million and $110 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Substantially all of these instruments are valued using Level 2 inputs.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the settlement of the underlying transactions. The derivative fair values and related unrealized gains and losses at June 30, 2013, and December 31, 2012, were not material. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
Debt Issuance and Redemption
In May 2013, the company issued $2.85 billion of unsecured senior notes consisting of $850 million due June 1, 2018 with a fixed interest rate of 1.75 percent; $1.05 billion due August 1, 2023 with a fixed interest rate of 3.25 percent; and $950 million due June 1, 2043 with a fixed interest rate of 4.75 percent (collectively, the Notes). Interest on the Notes is payable semi-annually in arrears. The Notes are subject to redemption at the company’s discretion at any time, or from time to time, prior to maturity in whole or in part at the greater of the principal amount of the Notes or a “make-whole” amount, plus accrued and unpaid interest. The company used a portion of the net proceeds to fund the redemption of $350 million of the company's 3.70 percent unsecured senior notes due

NORTHROP GRUMMAN CORPORATION

August 1, 2014, and $500 million of 1.85 percent unsecured senior notes due November 15, 2015. During the quarter ended June 30, 2013, the company recorded a pre-tax charge of $30 million principally related to the premiums paid on the redemption, which was recorded in Other, Net in the condensed consolidated statements of earnings and comprehensive income.
6.    LITIGATION, INVESTIGATIONS AND CLAIMS
Litigation
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On December 11, 2012, the court issued a tentative decision on these claims in favor of the company and the other remaining defendants. On May 10, 2013, the court issued a supplemental tentative decision, which included additional findings supporting its earlier tentative decision in favor of the company and the other remaining defendants on the statutory causes of action tried in 2012. The court has not yet set a trial date for the remaining causes of action.
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
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date and other than with respect to the FSS matters, which are discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's consolidated financial position as of June 30, 2013, or its annual results of operations or cash flows.
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

NORTHROP GRUMMAN CORPORATION

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
At June 30, 2013, the company is not aware of any significant existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed on a quarterly basis using the most recent information available. The company believes that it has adequately reserved for any disputed amounts and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of June 30, 2013, or its annual results of operations or cash flows.
Environmental Matters
The company has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated state or local agencies at certain current or formerly owned or leased sites. The estimated cost to complete remediation has been accrued where the company believes, based on the facts and circumstances known to the company, it is probable the company will incur costs to address environmental impacts. As of June 30, 2013, management estimates the range of reasonably possible future costs for environmental remediation is between $325 million and $779 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At June 30, 2013, the amount accrued for probable environmental remediation costs was $347 million, of which $98 million is accrued in other current liabilities and $249 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of June 30, 2013, $62 million is deferred in inventoried costs and $122 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as projects progress or changes in facts and circumstances will materially affect the estimated liability accrued, management does not anticipate future remediation expenditures will have a material adverse effect on the company's consolidated financial position as of June 30, 2013, or its annual results of operations or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses stand-by letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2013, there were $203 million of stand-by letters of credit, $251 million of bank guarantees, and $166 million of surety bonds outstanding.
Indemnifications
The company has retained certain warranty, environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of June 30, 2013, or its annual results of operations or cash flows.
Operating Leases
Rental expense for operating leases for the three and six months ended June 30, 2013, was $74 million and $148 million, respectively, and was $97 million and $181 million for the three and six months ended June 30, 2012, respectively. These amounts are net of immaterial amounts of sublease rental income.

NORTHROP GRUMMAN CORPORATION

8.    RETIREMENT BENEFITS
The cost to the company of its retirement benefit plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2013	2012	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$129	$130	$ 9	$ 9	$258	$261	$18	$17
Interest cost	280	296	24	27	559	592	48	54
Expected return on plan assets	(452)	(427)	(19)	(17)	(905)	(854)	(38)	(34)
Amortization of:
Prior service credit	(15)	(14)	(13)	(13)	(29)	(29)	(25)	(25)
Net loss from previous years	152	107	8	5	304	214	15	10
Other	—	—	—	—	—	2	—	—
Net periodic benefit cost	$ 94	$ 92	$ 9	$ 11	$187	$186	$18	$22
Employer Contributions
The company’s required minimum funding in 2013 for its defined benefit pension plans and its post-retirement benefit plans is approximately $66 million and $110 million, respectively. For the six months ended June 30, 2013, contributions of $543 million have been made to the company’s defined benefit pension plans, including a voluntary contribution of $500 million in April 2013, and contributions of $63 million have been made to the company’s post-retirement benefit plans.
The company also sponsors defined contribution plans. For the three months ended June 30, 2013 and 2012, contributions of $75 million and $76 million, respectively, were made to these plans. For the six months ended June 30, 2013 and 2012, contributions of $150 million and $152 million, respectively, were made to these plans.
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
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2013, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and cash flows and changes in shareholders' equity for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Corporation's management.
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
July 23, 2013

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company providing innovative systems, products and solutions in unmanned systems, cyber, C4ISR, and logistics and modernization to government and commercial customers worldwide through four reportable segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government services programs in the United States (U.S.) and abroad as a prime contractor, principal subcontractor, partner, or preferred supplier. We conduct the majority of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state, and local governments, as well as domestic and international commercial customers.
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
Political and Economic Environment
The U.S. Government continues to face substantial fiscal and economic challenges, which affect funding for its non-discretionary and discretionary budgets. Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets by at least $487 billion over a ten year period and the fiscal year (FY) 2013 impacts were incorporated in the government's FY 2013 budget. Part II mandated substantial additional reductions, through a process known as “sequestration,” which took effect March 1, 2013, and resulted in approximately $40 billion of additional reductions to the FY 2013 defense budget.
On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013 (the Act), which includes specific appropriations for our major federal customers, including the DoD. These appropriations remained subject to further reductions or sequestration under the Budget Control Act. Although we are not yet able to determine all program specific impacts, we expect the reduced FY 2013 budget levels will result in lower 2013 awards; related impacts to company revenues, earnings and cash flows likely will trail reduced awards.
On April 10, 2013, the President delivered his proposed FY 2014 budget to Congress. The President's $527 billion FY 2014 defense budget is slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of the Budget Control Act. The Congressional appropriation and authorization of FY 2014 defense spending is likely to be marked by significant debate and an uncertain schedule. If Congress does not take legislative action, sequestration will be applied to defense spending in FY 2014. In addition, if Congress does not timely pass a FY 2014 defense appropriation or a continuing resolution, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. Sequestration as currently mandated remains a significant long-term risk.
On June 14, 2013, the DoD provided a report to Congress on how it proposed to distribute the reductions required by sequestration across spending accounts and funding lines in FY 2013. We are evaluating how these potential reductions might impact our programs and how best to address them. Considerable uncertainty exists regarding how budget reductions beyond the current fiscal year will be applied and what challenges the reductions will present for the defense industry. We believe sequestration will have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, especially over the longer term, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Members of Congress continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely that budget decisions made in this environment will have long-term impacts on our company and the entire defense industry.
The nation's debt ceiling also continues to be a major outstanding fiscal issue, with the debt limit currently expected to be reached later this year. Congress and the Administration continue to debate raising the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could

NORTHROP GRUMMAN CORPORATION

have a significant impact on future defense spending. In addition, if the existing statutory limit on the amount of permissible federal debt is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments.
Faced with continued budget uncertainty and continued threats to national security, the DoD is reviewing the roles and structure of the U.S. military. In January 2012, the DoD announced a new defense strategy intended to guide its priorities and budgeting decisions. The strategy calls for the U.S. military to project power globally and operate effectively in all domains, including cyberspace, and places particular emphasis on Asia Pacific as an area of strategic focus. In March 2013, the Secretary of Defense directed senior Pentagon officials to conduct a comprehensive strategic review of the DoD strategy, including examination of the choices underlying the strategy, force posture, investments and institutional management in light of the budgetary and strategic environment. The results of this review are expected to inform future strategic decisions and budget planning, as well as influence the next Quadrennial Defense Review, which is to be completed and delivered to Congress in 2014. Actions stemming from the review, as well as any alternative budget plans proposed by the DoD and considered by Congress, may impact future funding for the company's programs.
We believe spending on recapitalization, modernization and maintenance of defense, intelligence, and homeland security assets will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems, along with advanced electronics and software to enhance the capabilities of existing individual systems and provide real-time integration of surveillance, information management, strike and battle management platforms. We expect significant new competitive opportunities to include long range strike, missile defense, command and control, network communications, enhanced situational awareness, satellite systems, restricted programs, cybersecurity, technical services and information technology, as well as numerous international and homeland security programs.
Operating Performance Assessment and Reporting
We manage and assess the performance of our business based on our performance on contracts and programs (two or more closely-related contracts), with consideration given to the Critical Accounting Policies, Estimates and Judgments described in Part II, Item 7 of our 2012 Annual Report on Form 10-K. Revenue on our portfolio of long-term contracts is primarily recognized using the cost-to-cost method of percentage of completion accounting, but in some cases the units-of-delivery method of percentage of completion accounting. As a result, sales tend to fluctuate in concert with costs across our large portfolio of contracts. Due to Federal Acquisition Regulation (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as manufacturing, engineering and design labor costs, subcontractor costs, material costs, overhead costs, and general and administrative costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.
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

NORTHROP GRUMMAN CORPORATION

In evaluating our operating performance, we look primarily at changes in sales and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations first focuses around our four reportable segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, deliveries or other indicators of sales activity, and contract mix. For purposes of this discussion, volume generally refers to increases or decreases in cost or sales from production/service activity levels or delivery rates. Performance refers to changes in contract margin rates for the period, primarily related to the changes in estimates referred to above.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2013	2012	2013	2012
Sales	$6,294	$6,274	$12,398	$12,472
Operating costs and expenses	5,488	5,500	10,833	10,902
Operating income	806	774	1,565	1,570
Operating margin rate	12.8%	12.3%	12.6%	12.6%
Federal and foreign income tax expense	236	247	459	497
Effective income tax rate	32.6%	34.0%	32.0%	33.5%
Diluted earnings per share	2.05	1.88	4.08	3.84
Net cash provided by operating activities	$ 328	$ 876	$ 329	$ 771
Segment operating income, as reconciled below, is a non-GAAP measure and is used by management as an internal measure of financial performance of our individual operating segments.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Segment operating income	$797	$782	$1,545	$1,571
Segment operating margin rate	12.7%	12.5%	12.5%	12.6%
The table below reconciles segment operating income to total operating income:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Segment operating income	$797	$782	$1,545	$1,571
FAS pension expense in accordance with GAAP	(94)	(92)	(187)	(186)
Pension expense in accordance with CAS	125	127	251	253
Net FAS/CAS pension adjustment	31	35	64	67
Unallocated corporate expenses	(21)	(39)	(40)	(62)
Other	(1)	(4)	(4)	(6)
Total operating income	$806	$774	$1,565	$1,570
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

NORTHROP GRUMMAN CORPORATION

expenses, other than FAS pension costs, not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.
Sales
Sales for the three months ended June 30, 2013, were comparable to the same period in 2012, and for the six months ended June 30, 2013, decreased $74 million, or 1 percent, as compared with the same period in 2012.
The table below shows the variances in segment sales from the prior year periods:

$ in millions	Three Month Variance		Six Month Variance
Aerospace Systems	$209	9%	$311	6%
Electronic Systems	27	2%	24	1%
Information Systems	(167)	(9%)	(337)	(9%)
Technical Services	(61)	(8%)	(94)	(6%)
Intersegment sales elimination	12	(2%)	22	(2%)
Total sales variance	$ 20	—	$(74)	(1%)
For further information by segment refer to Segment Operating Results below, and for product and service detail, refer to the Product and Service Analysis section that follows Segment Operating Results.
Operating Costs and Expenses
Operating costs and expenses are primarily comprised of labor, material, subcontractor and overhead costs, and are generally allocated to contracts as incurred. In accordance with industry practice and the regulations that govern cost accounting requirements for government contracts, most general management and corporate expenses incurred at the segment and corporate locations are considered allowable and allocable costs. These general and administrative costs are generally allocated on a systematic basis to contracts in progress.
Operating costs and expenses comprise the following:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Product and service costs	$4,906	$4,920	$ 9,693	$ 9,761
General and administrative expenses	582	580	1,140	1,141
Operating costs and expenses	$5,488	$5,500	$10,833	$10,902
Product and service costs for the three months ended June 30, 2013, were comparable to the same period in 2012, consistent with sales in both periods. General and administrative expenses as a percentage of total sales of 9.2 percent for the three months ended June 30, 2013, were comparable to the same period in 2012.
Product and service costs for the six months ended June 30, 2013, decreased 68 million, or 1 percent, as compared with the same period in 2012, consistent with the change in sales. General and administrative expenses as a percentage of total sales of 9.2 percent for the six months ended June 30, 2013, were comparable to the same period in 2012.
For the product and service costs detail, see the Product and Service Analysis section that follows the Segment Operating Results.

NORTHROP GRUMMAN CORPORATION

Operating Income
We define operating income as sales less operating costs and expenses, which includes general and administrative expenses. Changes in estimated contract operating income at completion, resulting from changes in estimated sales, operating costs and expenses, are recorded using the cumulative catch-up method of accounting. The aggregate effects of these changes in our estimated costs at completion, across our portfolio of contracts, can have a significant effect on our reported sales and operating income in each of our reporting periods. Cumulative catch-up operating income adjustments are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Favorable adjustments	$324	$299	$ 547	$ 609
Unfavorable adjustments	(77)	(77)	(126)	(122)
Net favorable adjustments	$247	$222	$ 421	$ 487
Segment Operating Income
Segment operating income is defined as operating income less certain corporate-level expenses that are not considered allowable or allocable under applicable CAS or FAR and net FAS/CAS pension differences. Segment operating income increased for the three months ended June 30, 2013, principally due to higher net favorable adjustments than in the prior period. Segment operating income decreased for the six months ended June 30, 2013, principally due to lower sales and net favorable adjustments than in the prior period. For further information by segment refer to Segment Operating Results below.
Federal and Foreign Income Tax Expense
The effective tax rates for the three and six months ended June 30, 2013, were 32.6 percent and 32.0 percent, respectively, compared with 34.0 percent and 33.5 percent for the three and six months ended June 30, 2012. During the six months ended June 30, 2013, the company recorded $23 million of research tax credits representing estimated full year 2012 research tax credits and half of the expected 2013 research tax credits.
Diluted Earnings Per Share
Diluted earnings per share for the three months ended June 30, 2013, increased $0.17, or 9 percent, as compared with the same period in 2012. The higher diluted earnings per share reflects the impact of 2012 and 2013 share repurchases, and higher earnings. Diluted earnings per share for the six months ended June 30, 2013, increased $0.24, or 6 percent, as compared with the same period in 2012. The higher diluted earnings per share reflects the impact of 2012 and 2013 share repurchases, partially offset by lower earnings.
Cash from Operating Activities
For the three months ended June 30, 2013, net cash from operating activities decreased $548 million, as compared with the same period in 2012, principally driven by a $500 million voluntary pension contribution made in April 2013. For the six months ended June 30, 2013, net cash from operating activities decreased $442 million, as compared with the same period in 2012, principally driven by a $500 million voluntary pension contribution made in April 2013, partially offset by improved trade working capital.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned into four reportable segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. This section discusses reportable segment sales, operating income and operating margin rates. The reconciliation of segment sales to total sales is provided in Note 3 to the condensed consolidated financial statements in Item 1, with the difference being intersegment sales eliminations. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is provided in Note 3 to the condensed consolidated financial statements in Item 1. For purposes of the discussion in this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate.

NORTHROP GRUMMAN CORPORATION

AEROSPACE SYSTEMS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Sales	$2,613	$2,404	$5,098	$4,787
Operating income	336	292	606	571
Operating margin rate	12.9%	12.1%	11.9%	11.9%
Current Quarter
Aerospace Systems sales for the three months ended June 30, 2013, increased $209 million, or 9 percent, as compared with the same period in 2012, due to higher volume for manned military aircraft, unmanned and space programs. The increase for manned military aircraft was primarily due to higher F-35 volume resulting from unit deliveries under the low rate initial production (LRIP) lot 5 contract, the first lot accounted for under the units-of-delivery method. Prior F-35 lots were accounted for under the cost-to-cost method. There were 11 LRIP 5 units delivered in the second quarter of 2013 and no deliveries on LRIP 5 in the second quarter of 2012. Higher unmanned volume reflects program ramp-ups principally on NATO AGS and Fire Scout, partially offset by lower volume on Global Hawk. The increase in space sales reflects higher volume for the Advanced Extremely High Frequency (AEHF) and James Webb Space Telescope (JWST) programs, partially offset by lower volume for restricted programs.
Operating income for the three months ended June 30, 2013, increased $44 million, or 15 percent, and operating margin rate increased to 12.9 percent from 12.1 percent. Higher operating income and operating margin rate primarily reflect higher sales volume described above as well as higher net favorable adjustments than in the prior period, including improved performance on space programs.
Year to Date
Aerospace Systems sales for the six months ended June 30, 2013, increased $311 million, or 6 percent, as compared with the same period in 2012, due to higher volume for manned military aircraft, unmanned and space programs. The increase for manned military aircraft was primarily due to higher F-35 volume resulting from unit deliveries under the LRIP lot 5 contract, the first lot accounted for under the units-of-delivery method. Prior F-35 lots were accounted for under the cost-to-cost method. There were 21 LRIP 5 units delivered in the first six months of 2013 and no deliveries on LRIP 5 in the first six months of 2012. Higher unmanned volume reflects program ramp-ups principally on NATO AGS and Fire Scout, partially offset by lower volume on Global Hawk. The increase in space sales reflects higher volume for the AEHF and JWST programs, partially offset by lower volume for restricted programs.
Operating income for the six months ended June 30, 2013, increased $35 million, or 6 percent, principally due to the higher sales volume described above. Operating margin rate of 11.9 percent for the six months ended June 30, 2013, was comparable to the same period in 2012.
ELECTRONIC SYSTEMS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Sales	$1,771	$1,744	$3,492	$3,468
Operating income	322	276	618	580
Operating margin rate	18.2%	15.8%	17.7%	16.7%
Current Quarter
Electronic Systems sales for the three months ended June 30, 2013, increased $27 million, or 2 percent, as compared with the same period in 2012. Higher volume on international, tactical sensor, and space programs was partially offset by lower volume on navigation, combat avionics and maritime systems programs due to program completions, as well as lower volume for laser systems and infrared countermeasures programs.
Operating income for the three months ended June 30, 2013, increased $46 million, or 17 percent, and operating margin rate increased to 18.2 percent from 15.8 percent. Higher operating income and operating margin rate were

NORTHROP GRUMMAN CORPORATION

primarily the result of higher net favorable adjustments due to improved performance on marine and space programs.
Year to Date
Electronic Systems sales for the six months ended June 30, 2013, increased $24 million, or 1 percent, as compared with the same period in 2012. Higher volume on international, tactical sensor, and space programs was partially offset by lower volume on navigation, combat avionics and maritime systems programs due to program completions, as well as lower volume for laser systems and infrared countermeasures programs.
Operating income for the six months ended June 30, 2013, increased $38 million, or 7 percent, and operating margin rate increased to 17.7 percent from 16.7 percent. Higher operating income and operating margin rate were primarily the result of the reversal of a $26 million non-programmatic risk reserve, as well as improved performance.
INFORMATION SYSTEMS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Sales	$1,689	$1,856	$3,363	$3,700
Operating income	141	202	312	407
Operating margin rate	8.3%	10.9%	9.3%	11.0%
Current Quarter
Information Systems sales for the three months ended June 30, 2013, decreased $167 million, or 9 percent, as compared with the same period in 2012. The sales decline includes a $33 million impact for the transfer of intercompany efforts to our corporate shared services organization and portfolio shaping. Excluding the transfer and portfolio shaping, sales declined 7 percent due to lower funding levels and program completions across the portfolio, including programs impacted by in-theater force reductions.
Operating income for the three months ended June 30, 2013, decreased $61 million, or 30 percent, and operating margin rate decreased to 8.3 percent, from 10.9 percent. Lower operating income and operating margin rate were primarily driven by the lower volume described above and a $27 million reduction in net favorable adjustments compared with the prior period.
Year to Date
Information Systems sales for the six months ended June 30, 2013, decreased $337 million, or 9 percent, as compared with the same period in 2012. The sales decline includes a $61 million impact for the transfer of intercompany efforts to our corporate shared services organization and portfolio shaping. Excluding the transfer and portfolio shaping, sales declined 7 percent due to lower funding levels and program completions across the portfolio, including programs impacted by in-theater force reductions.
Operating income for the six months ended June 30, 2013, decreased $95 million, or 23 percent, and operating margin rate decreased to 9.3 percent, from 11.0 percent. Lower operating income and operating margin rate were primarily driven by the lower volume described above and a $44 million reduction in net favorable adjustments compared with the prior period.

NORTHROP GRUMMAN CORPORATION

TECHNICAL SERVICES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Sales	$722	$783	$1,439	$1,533
Operating income	69	74	134	144
Operating margin rate	9.6%	9.5%	9.3%	9.4%
Current Quarter
Technical Services sales for the three months ended June 30, 2013, decreased $61 million, or 8 percent, as compared with the same period in 2012. The decrease was primarily due to reductions on the KC-10 and InterContinental Ballistic Missile (ICBM) logistics programs, as well as portfolio shaping efforts.
Operating income for the three months ended June 30, 2013, decreased $5 million, or 7 percent, reflecting the lower sales volume described above. Operating margin rate of 9.6 percent for the three months ended June 30, 2013, was comparable to the same period in 2012.
Year to Date
Technical Services sales for the six months ended June 30, 2013, decreased $94 million, or 6 percent, as compared with the same period in 2012. The decrease was primarily due to reductions on the KC-10 and ICBM logistics programs, as well as portfolio shaping efforts.
Operating income for the six months ended June 30, 2013, decreased $10 million, or 7 percent, reflecting the lower sales volume described above. Operating margin rate of 9.3 percent for the six months ended June 30, 2013, was comparable to the same period in 2012.
PRODUCT AND SERVICE ANALYSIS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Product sales	$3,593	$3,399	$7,014	$6,740
Product costs(1)	2,703	2,604	5,334	5,131
% of product sales	75.2%	76.6%	76.0%	76.1%
Service sales	2,701	2,875	5,384	5,732
Service costs(1)	2,203	2,316	4,359	4,630
% of service sales	81.6%	80.6%	81.0%	80.8%

(1)	Product and service costs do not include an allocation of general and administrative expenses.
Current Quarter
Product costs as a percentage of product sales decreased 140 basis points for the three months ended June 30, 2013, as compared with the same period in 2012. The lower product costs as a percentage of sales reflects higher net favorable adjustments at Aerospace Systems and Electronic Systems from improved performance, partially offset by lower margins in newly awarded programs at Information Systems.
Service costs as a percentage of service sales increased 100 basis points for the three months ended June 30, 2013, as compared with the same period in 2012. The higher service costs as a percentage of sales reflects lower operating margins at Information Systems.
Year to Date
Product costs as a percentage of product sales decreased 10 basis points for the six months ended June 30, 2013, as compared with the same period in 2012. The lower product costs as a percentage of sales reflects higher net favorable adjustments at Aerospace Systems.
Service costs as a percentage of service sales increased 20 basis points for the six months ended June 30, 2013, as compared with the same period in 2012. The higher service costs as a percentage of sales reflects lower operating

NORTHROP GRUMMAN CORPORATION

margins at Information Systems, as described in the Segment Operating Results section above, as well as lower service margins at Aerospace Systems, principally offset by higher service margins at Electronic Systems.
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2013		2012		2013		2012
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,172	$1,894	$2,118	$1,875	$4,337	$3,830	$4,192	$3,718
Service	441	383	286	237	761	662	595	498
Electronic Systems
Product	1,367	1,121	1,351	1,127	2,686	2,216	2,699	2,220
Service	404	328	393	341	806	658	769	668
Information Systems
Product	254	229	68	57	409	372	138	118
Service	1,435	1,319	1,788	1,597	2,954	2,679	3,562	3,175
Technical Services
Product	45	38	2	1	105	92	7	5
Service	677	615	781	708	1,334	1,213	1,526	1,384
Segment Totals
Total Product	$3,838	$3,282	$3,539	$3,060	$7,537	$6,510	$7,036	$6,061
Total Service	2,957	2,645	3,248	2,883	5,855	5,212	6,452	5,725
Intersegment eliminations	(501)	(430)	(513)	(451)	(994)	(869)	(1,016)	(885)
Total segment(1)	$6,294	$5,497	$6,274	$5,492	$12,398	$10,853	$12,472	$10,901
(1) The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the condensed consolidated financial statements in Item 1.
Product Sales and Costs
Current Quarter
Product sales for the three months ended June 30, 2013, increased $299 million, as compared with the same period in 2012. The increase was primarily due to higher product sales volume at Aerospace Systems, Information Systems and Technical Services. The increase at Aerospace Systems was primarily due to higher military aircraft and unmanned systems volume as described in the Segment Operating Results section above. The increase at Information Systems was primarily driven by higher intercompany volume and newly awarded product type contracts. The increase at Technical Services was primarily driven by higher intercompany volume.
Product costs for the three months ended June 30, 2013, increased $222 million, as compared with the same period in 2012. The increase was primarily due to higher sales volume at Aerospace Systems, newly awarded product contracts at Information Systems, and higher intercompany volume at Information Systems and Technical Services.
Year to Date
Product sales for the six months ended June 30, 2013, increased $501 million, as compared with the same period in 2012. The increase was primarily due to higher product sales volume at Aerospace Systems, Information Systems and Technical Services. The increase at Aerospace Systems was primarily due to higher military aircraft and unmanned systems volume as described in the Segment Operating Results section above. The increase at Information Systems was primarily driven by higher intercompany volume and newly awarded product contracts. The increase at Technical Services was primarily driven by higher intercompany volume.
Product costs for the six months ended June 30, 2013, increased $449 million, as compared with the same period in 2012. The increase was primarily due to higher sales volume at Aerospace Systems, as described above, newly awarded product contracts at Information Systems, and higher intercompany volume at Information Systems and Technical Services.

NORTHROP GRUMMAN CORPORATION

Service Sales and Costs
Current Quarter
Service sales for the three months ended June 30, 2013, decreased $291 million, as compared with the same period in 2012, primarily due to lower sales volume at Information Systems and Technical Services as described in the Segment Operating Results section above, partially offset by higher sales on certain military aircraft and other programs at Aerospace Systems.
Service costs for the three months ended June 30, 2013, decreased $238 million, as compared with the same period in 2012, primarily due to lower sales volume at Information Systems and Technical Services as described in the Segment Operating Results section above, partially offset by higher sales on certain military aircraft and other programs at Aerospace Systems.
Year to Date
Service sales for the six months ended June 30, 2013, decreased $597 million, as compared with the same period in 2012, primarily due to lower service sales at Information Systems and Technical Services across a number of programs, as described in the Segment Operating Results section above, partially offset by higher sales on certain military aircraft and other programs at Aerospace Systems.
Service costs for the six months ended June 30, 2013, decreased $513 million, as compared with the same period in 2012, primarily due to lower service sales at Information Systems and Technical Services across a number of programs, as described in the Segment Operating Results section above, partially offset by higher sales on certain military aircraft and other programs at Aerospace Systems.
BACKLOG
Total backlog includes both funded backlog (firm orders for which funding is authorized and appropriated by the customer) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For multiyear service contracts with non-U.S. Government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as costs are incurred or deliveries are made.
Backlog consisted of the following at June 30, 2013, and December 31, 2012:

	June 30, 2013			December 31, 2012
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$10,437	$ 8,376	$18,813	$19,594
Electronic Systems	7,251	1,732	8,983	9,471
Information Systems	3,146	3,930	7,076	8,541
Technical Services	2,372	478	2,850	3,203
Total backlog	$23,206	$14,516	$37,722	$40,809
New Awards
The estimated value of new contract awards recorded during the six months ended June 30, 2013, was $10.3 billion. On a net basis, awards during the six months ended June 30, 2013, totaled $9.3 billion, reflecting $1.0 billion of adjustments to reduce Information Systems unfunded backlog principally associated with expired periods of performance on active contracts, including several previously awarded task orders on IDIQ contracts. New awards during this period include $1.3 billion for the F-35 program, $782 million for the AEHF program, $318 million for the Global Hawk program, $286 million for the B-2 program, and $274 million for the E-2D Advanced Hawkeye program.
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

NORTHROP GRUMMAN CORPORATION

In May 2013, the company's board of directors authorized a new share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program will commence once the 2010 repurchase program is complete. Additionally, the company announced that it currently plans to repurchase shares with the goal of retiring approximately 25 percent of its outstanding shares by the end of 2015, market conditions permitting.
In May 2013, the company issued $2.85 billion of unsecured senior notes (the Notes). The company used a portion of the net proceeds to redeem $850 million of unsecured senior notes due in 2014 and 2015 (see Note 5 in Part I, Item 1). The remaining net proceeds from the offering of the Notes will be used for general corporate purposes, including debt repayments, share repurchases, pension plan funding, acquisitions and working capital.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to fund our operations for at least the next 12 months.
The table below summarizes key components of cash flow provided by operating activities:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Net earnings	$ 488	$480	$ 977	$ 986
Non-cash items(1)	154	150	302	269
Retiree benefit funding (in excess of) less than expense	(468)	60	(397)	137
Trade working capital change and other	154	186	(553)	(621)
Net cash provided by operating activities	$ 328	$876	$ 329	$ 771

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
The table below reconciles cash provided by operating activities to free cash flow from operations:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2013	2012	2013	2012
Net cash provided by operating activities	$328	$876	$329	$771
Less: capital expenditures	(48)	(51)	(88)	(132)
Free cash flow provided by operations	$280	$825	$241	$639
Cash Flows
The following is a discussion of our major operating, investing and financing cash flows from operations for the six months ended June 30, 2013 and 2012, as classified in the condensed consolidated statements of cash flows in Part I, Item 1.
Operating Activities
Net cash from operating activities for the six months ended June 30, 2013, decreased $442 million, as compared to the same period in 2012. The decrease was principally driven by a $500 million voluntary pension contribution made in April 2013, partially offset by improved trade working capital.
Investing Activities
Net cash from investing activities for the six months ended June 30, 2013, decreased $244 million, as compared to the same period in 2012, due to $250 million in proceeds from the maturity of short-term investments in 2012.

NORTHROP GRUMMAN CORPORATION

Financing Activities
Net cash from financing activities for the six months ended June 30, 2013, increased $1.6 billion, as compared to the same period in 2012. The increase was primarily due to the net proceeds of $2.0 billion from the debt transaction described above, which was partially offset by higher repurchases of common stock.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2012 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
Accounting standards updates effective after June 30, 2013, are not expected to have a material effect on the company’s consolidated financial position or annual results of operations.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends,” "goals" and similar expressions generally identify these forward-looking statements. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those identified under Risk Factors in our Form 10-K for the year ended December 31, 2012, as well as those identified in this report under Part II, Item 1A and other important factors disclosed in this report and from time to time in our other filings with the SEC.
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
CONTRACTUAL OBLIGATIONS
Other than the debt transactions, including associated interest, described in Note 5 of Part I, Item 1, and in the Liquidity and Capital Resources section, there have been no material changes to our contractual obligations from those discussed in our 2012 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2012 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended) and have concluded that, as of June 30, 2013, these controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the three months ended June 30, 2013, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2012 Annual Report on Form 10-K, and updated that information in Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this report.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. United States (U.S.) Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2012 Annual Report on Form 10-K, as updated by Note 6 to the condensed consolidated financial statements in this report, we do not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's condensed consolidated financial position as of June 30, 2013, or its annual results of operations or cash flows.
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
In August 2011, Congress enacted the Budget Control Act of 2011 (Budget Control Act). Part I of the Budget Control Act provided for a reduction in planned defense budgets of at least $487 billion over a ten year period, and the fiscal year (FY) 2013 impacts were incorporated in the government's FY 2013 budget. Part II mandated substantial additional reductions through a process known as "sequestration," which took effect March 1, 2013, and resulted in approximately $40 billion of additional reductions to the FY 2013 defense budget.
We are unable to predict the impact that the automatic cuts required by the Budget Control Act or other defense spending cuts would have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of our suppliers and subcontractors. While we believe that our business is well-positioned in areas that the Department of Defense (DoD) has indicated are areas of focus for future defense spending, the impact of the Budget Control Act or other defense spending cuts and the ongoing fiscal debates remain uncertain and our business and industry could be materially adversely affected.
On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013 (the Act), which includes specific appropriations for our major federal customers, including the DoD.

NORTHROP GRUMMAN CORPORATION

These appropriations remained subject to further reductions or sequestration under the Budget Control Act. Although we are not yet able to determine all program specific impacts, we expect the reduced FY 13 budget levels will result in lower 2013 contract awards; related impacts to company revenues, earnings and cash flows likely will trail reduced awards.
On April 10, 2013, the President delivered his proposed FY 2014 budget to Congress. The President's $527 billion FY 2014 defense budget is slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of Budget Control Act. The Congressional appropriation and authorization of FY 2014 defense spending is likely to be marked by significant debate and an uncertain schedule. If Congress does not take legislative action, sequestration will be applied to defense spending in FY 2014. In addition, if Congress does not timely pass a FY 2014 defense appropriation or a continuing resolution, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. An extended delay in timely payments by the U.S. Government would likely result in a material adverse effect on our financial position and cash flows. Sequestration as currently mandated remains a significant long-term risk.
On June 14, 2013, the DoD provided a report to Congress on how it proposed to distribute the reductions required by sequestration across spending accounts and funding lines in FY 2013. We are evaluating how these potential reductions might impact our programs and how best to address them. Considerable uncertainty exists regarding how budget reductions beyond the current fiscal year will be applied and what challenges the reductions will present for the defense industry. We believe sequestration will have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, especially over the longer term, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for our company. Members of Congress continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget decisions made in this environment will have long-term impacts on our company and the entire defense industry.
The nation's debt ceiling also continues to be a major outstanding fiscal issue, with the debt limit currently expected to be reached later this year. Congress and the Administration continue to debate raising the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense spending. In addition, if the existing statutory limit on the amount of permissible federal debt is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. An extended delay in the timely payment of billings by the U.S. Government would likely result in a material adverse effect on our financial position and cash flows.

Changes to business practices for U.S. Government contractors could have a significant adverse effect on current programs, potential new awards and the processes by which procurements are awarded and managed.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items, and a reprioritization of available defense funds to key areas for future defense spending. For example, the DoD's Better Buying Power Initiative continues to evolve in its efforts to reduce costs, gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods, services and solutions from defense contractors. In addition, the DCMA has implemented cost recovery initiatives designed to prioritize efforts to recover costs and close open audits. As a result of certain of these initiatives, we have experienced and may continue to experience an increased number of audits and/or a lengthened period of time required to close open audits. More recently, the thresholds for certain allowable costs, including compensation costs, are being challenged or debated. Significant changes to the thresholds for allowable costs could adversely affect our financial position, results of operations and cash flows.
These efforts have had, and we expect them to continue to have, a significant impact on the contracting environment in which we do business. In support of the implementation of the Better Buying Power Initiative, the U.S. Government is issuing new regulations and requirements that are shifting additional responsibility and

NORTHROP GRUMMAN CORPORATION

performance risks to the contractor. While the impact to our business as a result of these changes remains uncertain, our business and industry could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended June 30, 2013:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
April	299,616	$70.40	299,616	$1,024
May	3,004,680	78.66	3,004,680	4,788
June	2,797,423	82.61	2,797,423	4,557
Ending balance	6,101,719	$80.07	6,101,719	$4,557

(1)
On June 16, 2010, the company's board of directors authorized a share repurchase program of up to $2.0 billion of the company’s common stock. Following this initial authorization, the board of directors increased the remaining repurchase authorization to $4.0 billion in April 2011. After further repurchases reduced the remaining authorization to less than $1 billion, the board of directors again increased the remaining authorization to $2.0 billion in September 2012 ("2010 Repurchase Program"). As of June 30, 2013, our repurchases under the program totaled $4.8 billion, and $557 million remained under the 2010 Repurchase Program. The 2010 Repurchase Program will expire when we have used all authorized funds for repurchase. On May 15, 2013, the company's board of directors authorized a new share repurchase program of up to $4.0 billion of the company’s common stock ("2013 Repurchase Program"). Repurchases under the 2013 Repurchase Program will commence upon completion of the 2010 Repurchase Program. The 2013 Repurchase Program will expire when we have used all authorized funds for repurchase.

(2)	Includes commissions paid.
Share repurchases take place from time to time, subject to market conditions and management's discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.
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

+10.1	Letter dated May 15, 2013 between the Board of Directors and Wesley G. Bush (incorporated by reference to Exhibit 99.1 to Form 8-K dated May 15, 2013)

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: July 23, 2013