Form 10-Q
period 2013-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2013-10-23
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
As of October 18, 2013, 221,990,583 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2013	2012	2013	2012
Sales
Product	$3,330	$3,487	$10,344	$10,227
Service	2,776	2,783	8,160	8,515
Total sales	6,106	6,270	18,504	18,742
Operating costs and expenses
Product	2,499	2,629	7,833	7,760
Service	2,262	2,333	6,621	6,963
General and administrative expenses	555	572	1,695	1,713
Operating income	790	736	2,355	2,306
Other (expense) income
Interest expense	(70)	(53)	(183)	(158)
Other, net	—	12	(16)	30
Earnings before income taxes	720	695	2,156	2,178
Federal and foreign income tax expense	223	236	682	733
Net earnings	$ 497	$ 459	$ 1,474	$ 1,445

Basic earnings per share	$ 2.18	$ 1.86	$ 6.33	$ 5.77
Weighted-average common shares outstanding, in millions	228.2	247.2	232.8	250.4
Diluted earnings per share	$ 2.14	$ 1.82	$ 6.22	$ 5.67
Weighted-average diluted shares outstanding, in millions	232.6	252.1	237.0	255.0

Net earnings (from above)	$ 497	$ 459	$ 1,474	$ 1,445
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	78	50	237	154
Change in cumulative translation adjustment	15	12	8	3
Change in unrealized loss on marketable securities and cash flow hedges, net of tax	(1)	(1)	(1)	(1)
Other comprehensive income, net of tax	92	61	244	156
Comprehensive income	$ 589	$ 520	$ 1,718	$ 1,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 4,944	$ 3,862
Accounts receivable, net of progress payments	3,003	2,858
Inventoried costs, net of progress payments	784	798
Deferred tax assets	596	574
Prepaid expenses and other current assets	264	300
Total current assets	9,591	8,392
Property, plant and equipment, net of accumulated depreciation of $4,305 in 2013 and $4,146 in 2012	2,763	2,887
Goodwill	12,438	12,431
Non-current deferred tax assets	1,274	1,542
Other non-current assets	1,339	1,291
Total assets	$27,405	$26,543

Liabilities
Trade accounts payable	$ 1,221	$ 1,392
Accrued employee compensation	1,058	1,173
Advance payments and amounts in excess of costs incurred	1,698	1,759
Other current liabilities	1,785	1,732
Total current liabilities	5,762	6,056
Long-term debt, net of current portion	5,928	3,930
Pension and post-retirement benefit plan liabilities	5,374	6,085
Other non-current liabilities	985	958
Total liabilities	18,049	17,029

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2013— 223,775,721 and 2012—239,209,812	224	239
Paid-in capital	1,479	2,924
Retained earnings	12,196	11,138
Accumulated other comprehensive loss	(4,543)	(4,787)
Total shareholders’ equity	9,356	9,514
Total liabilities and shareholders’ equity	$27,405	$26,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2013	2012
Operating activities
Sources of cash
Cash received from customers
Collections on billings	$13,871	$15,632
Progress payments	4,281	3,233
Other cash receipts	66	67
Total sources of cash	18,218	18,932
Uses of cash
Cash paid to suppliers and employees	(15,555)	(16,015)
Pension contributions	(561)	(349)
Interest paid, net of interest received	(183)	(177)
Income taxes paid, net of refunds received	(579)	(760)
Other cash payments	(61)	(48)
Total uses of cash	(16,939)	(17,349)
Net cash provided by operating activities	1,279	1,583
Investing activities
Capital expenditures	(178)	(196)
Maturities of short-term investments	—	250
Other investing activities, net	9	7
Net cash (used in) provided by investing activities	(169)	61
Financing activities
Net proceeds from issuance of long-term debt	2,841	—
Common stock repurchases	(1,661)	(846)
Payments of long-term debt	(877)	—
Cash dividends paid	(411)	(401)
Proceeds from exercises of stock options	158	153
Other financing activities, net	(78)	(27)
Net cash used in financing activities	(28)	(1,121)
Increase in cash and cash equivalents	1,082	523
Cash and cash equivalents, beginning of year	3,862	3,002
Cash and cash equivalents, end of period	$ 4,944	$ 3,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Nine Months Ended September 30
$ in millions	2013	2012
Reconciliation of net earnings to net cash provided by operating activities
Net earnings	$1,474	$1,445
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	345	371
Stock-based compensation	118	111
Excess tax benefits from stock-based compensation	(37)	(41)
Deferred income taxes	89	47
(Increase) decrease in assets:
Accounts receivable, net	(147)	(27)
Inventoried costs, net	10	224
Prepaid expenses and other assets	(53)	(90)
Increase (decrease) in liabilities:
Accounts payable and accruals	(296)	(370)
Income taxes payable	92	32
Retiree benefits	(331)	(99)
Other, net	15	(20)
Net cash provided by operating activities	$1,279	$1,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30
$ in millions, except per share amounts	2013	2012
Common stock
Beginning of year	$ 239	$ 254
Common stock repurchased	(21)	(14)
Shares issued for stock awards and options	6	6
End of period	224	246
Paid-in capital
Beginning of year	2,924	3,873
Common stock repurchased	(1,652)	(831)
Stock compensation and options exercised	212	249
Shipbuilding spin-off adjustment	(5)	5
End of period	1,479	3,296
Retained earnings
Beginning of year	11,138	9,699
Net earnings	1,474	1,445
Dividends declared	(416)	(405)
End of period	12,196	10,739
Accumulated other comprehensive loss
Beginning of year	(4,787)	(3,490)
Other comprehensive income, net of tax	244	156
End of period	(4,543)	(3,334)
Total shareholders’ equity	$9,356	$10,947
Cash dividends declared per share	$ 1.77	$ 1.60
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
The majority of our contracts are accounted for under the percentage-of-completion method. For such contracts, changes in estimates of contract sales, costs, or profits are recognized using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes on current and prior periods, and revenue and profit in future periods of contract performance are recognized as if the revised estimate had been used since contract inception. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and cost estimates. These changes are often driven by events such as changes in estimated incentive fees, unanticipated risks affecting contract costs, the resolution of risk at lower or higher cost than anticipated, and changes in indirect cost allocations, such as overhead and general and administrative expenses. We employ an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. Changes in estimates are frequent; the company performs on a broad portfolio of long-term contracts, many of which include complex and customized aerospace and electronic equipment and software, that often includes technology at the forefront of science.
Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or annual results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. During the three and nine months ended September 30, 2013, aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $236 million ($0.66 per diluted share) and $657 million ($1.80 per diluted share), respectively. During the three and nine months ended September 30, 2012, such changes in contract estimates increased operating income by $214 million ($0.55 per diluted share) and $701 million ($1.79 per diluted share), respectively. No discrete event or adjustment to an individual contract was material to the condensed consolidated statements of earnings and comprehensive income for any of these periods.
As of September 30, 2013, the amounts related to claims and requests for equitable adjustment recognized in estimated contract values were not material individually or in aggregate.

NORTHROP GRUMMAN CORPORATION

As of September 30, 2013, the company did not have any contract terminations in process that would have a material effect on our consolidated financial position or annual results of operations.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates effective after September 30, 2013, are not expected to have a material effect on the company’s consolidated financial position or annual results of operations.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	September 30, 2013	December 31, 2012
Unamortized benefit plan costs, net of tax benefit of $2,990 as of September 30, 2013, and $3,149 as of December 31, 2012	$(4,553)	$(4,790)
Cumulative translation adjustment	12	4
Net unrealized loss on marketable securities and cash flow hedges, net of tax benefit	(2)	(1)
Total accumulated other comprehensive loss	$(4,543)	$(4,787)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $4.8 billion and $5.1 billion as of September 30, 2013, and December 31, 2012, respectively. Net actuarial gains or losses are re-determined annually and principally arise from changes in the rate used to discount the benefit obligations and differences in expected and actual returns on plan assets.
Reclassifications from other comprehensive income to net earnings related to the amortization of benefit plan costs were $78 million and $237 million, net of taxes, for the three and nine months ended September 30, 2013, respectively, and were $50 million and $154 million, net of taxes, for the three and nine months ended September 30, 2012, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost (See Note 8 for further information).
Reclassifications from other comprehensive income to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three and nine months ended September 30, 2013 and 2012, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of options and awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.4 million shares and 4.2 million shares for the three and nine months ended September 30, 2013, respectively. The dilutive effect of these securities totaled 4.9 million shares and 4.6 million shares for the three and nine months ended September 30, 2012, respectively. The weighted-average diluted shares outstanding excludes anti-dilutive stock options because such options have exercise prices in excess of the average market price of the company’s common stock during the period. We had no anti-dilutive shares outstanding for the three and nine months ended September 30, 2013. The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2012, exclude anti-dilutive stock options to purchase approximately 1.3 million shares and 2.7 million shares, respectively.

NORTHROP GRUMMAN CORPORATION

Share Repurchases
The table below summarizes the company’s share repurchases:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(2)	Date Completed	Nine Months Ended September 30
					2013	2012
June 16, 2010	$5,350	83.7	$63.86	September 2013	18.6	13.6
May 15, 2013(1)	$4,000	2.0	$96.39		2.0	—

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced upon the completion of the company's 2010 repurchase program in September 2013. As of September 30, 2013, our repurchases under the program totaled $196 million, and $3.8 billion remained under this share repurchase authorization.The repurchase program will expire when we have used all authorized funds for repurchase.

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
3.    SEGMENT INFORMATION
The company is aligned into four segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. The United States (U.S.) Government is the primary customer for all four of our segments. The company, from time to time, acquires or disposes of businesses and realigns contracts, programs or business areas among and within its operating segments. Portfolio shaping and internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services.

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Sales
Aerospace Systems	$2,484	$2,586	$7,582	$7,373
Electronic Systems	1,774	1,707	5,266	5,175
Information Systems	1,619	1,776	4,982	5,476
Technical Services	713	748	2,152	2,281
Intersegment eliminations	(484)	(547)	(1,478)	(1,563)
Total sales	6,106	6,270	18,504	18,742
Operating income
Aerospace Systems	330	288	936	859
Electronic Systems	273	279	891	859
Information Systems	162	170	474	577
Technical Services	67	62	201	206
Intersegment eliminations	(69)	(69)	(194)	(200)
Total segment operating income	763	730	2,308	2,301
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	61	34	125	101
Unallocated corporate expenses	(33)	(27)	(73)	(89)
Other	(1)	(1)	(5)	(7)
Total operating income	$ 790	$ 736	$2,355	$2,306
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS (U.S. Government Cost Accounting Standards) pension adjustment is the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. The change in net FAS/CAS pension adjustment from the prior year periods reflects an update for actual demographic experience as of January 1, 2013, which resulted in an increase to the company's 2013 CAS pension expense.
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
4.    INCOME TAXES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Federal and foreign income tax expense	$223	$236	$682	$733
Effective income tax rate	31.0%	34.0%	31.6%	33.7%
The company's lower effective tax rate for the three months ended September 30, 2013, includes an additional $16 million benefit associated with the company's 2012 U.S. federal tax return and $6 million benefit for the American Taxpayer Relief Act, which reinstated research tax credits for 2012 and 2013. During the nine months ended September 30, 2013, the company recorded $29 million of research tax credits representing estimated full year 2012 research tax credits and three quarters of the expected 2013 research tax credits and an additional $16 million benefit associated with the 2012 U.S. federal tax return noted above.

NORTHROP GRUMMAN CORPORATION

The company recognizes accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Internal Revenue Service (IRS) is conducting an examination of the company’s tax returns for the years 2007 through 2011. With respect to the tax years 2007 through 2009, the company has reached a tentative resolution with the IRS subject to final review by the U.S. Congressional Joint Committee on Taxation. It is reasonably possible that during the next twelve months, we will record a reduction in our unrecognized tax benefits up to $80 million and a reduction of our income tax expense up to $50 million. Other open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents fair value information for those assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013		December 31, 2012
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$285	$285	$259	$259
Available-for-sale	2	2	3	3
Derivatives	(2)	(2)	(1)	(1)
Long-term debt, including current portion	$(5,930)	$(6,358)	$(3,935)	$(4,834)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended September 30, 2013.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund long-term deferred compensation programs. The portfolio consists of equity securities that are classified as either trading or available-for-sale, which can be liquidated without restriction. These assets are recorded at fair value, and substantially all of these instruments are valued using Level 1 inputs, with an immaterial amount valued using Level 2 inputs. As of September 30, 2013, and December 31, 2012, marketable securities of $287 million and $261 million, respectively, were included in other non-current assets in the condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts. The notional values for the company's derivative portfolio at September 30, 2013, and December 31, 2012, were $183 million and $164 million, respectively. The portion of notional values designated as cash flow hedges at September 30, 2013, and December 31, 2012, were $87 million and $110 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Substantially all of these instruments are valued using Level 2 inputs.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the settlement of the underlying transactions. The derivative fair values and related unrealized gains and losses at September 30, 2013, and December 31, 2012, were not material. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
Debt Issuance and Redemption
In May 2013, the company issued $2.85 billion of unsecured senior notes consisting of $850 million due June 1, 2018 with a fixed interest rate of 1.75 percent; $1.05 billion due August 1, 2023 with a fixed interest rate of 3.25 percent; and $950 million due June 1, 2043 with a fixed interest rate of 4.75 percent (collectively, the Notes). Interest on the Notes is payable semi-annually in arrears. The Notes are subject to redemption at the company’s

NORTHROP GRUMMAN CORPORATION

discretion at any time, or from time to time, prior to maturity in whole or in part at the greater of the principal amount of the Notes or a “make-whole” amount, plus accrued and unpaid interest. The company used a portion of the net proceeds to fund the redemption of $350 million of the company's 3.70 percent unsecured senior notes due August 1, 2014, and $500 million of 1.85 percent unsecured senior notes due November 15, 2015. During the quarter ended June 30, 2013, the company recorded a pre-tax charge of $30 million principally related to the premiums paid on the redemption, which was recorded in other, net in the condensed consolidated statements of earnings and comprehensive income.
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
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims, and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. On August 26, 2013, the relator filed a corrected First Amended Complaint. The relator alleges that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleges damage to the USPS in an amount of at least approximately $179 million annually, and seeks an unspecified partial refund of the contract purchase price, penalties, attorney's fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability. The relator also alleges he or she was improperly discharged in retaliation. Although the ultimate outcome of these matters, including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend these matters.
On August 8, 2013, the company received a court-appointed expert's report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT) a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004 and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately $40 million (all damage amounts are stated in U.S. dollars and are subject to currency exchange fluctuations), plus interest, inflation adjustments, and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately $42 million, plus interest, inflation adjustments, and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained the expert to consider certain issues pending before it. On August 8, 2013, the company received a report from the expert, which contains some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert's

NORTHROP GRUMMAN CORPORATION

findings are favorable to the company and others are favorable to ECT. The parties’ responses to the expert’s recommendations are due to be filed in October 2013. At some point thereafter, the court is expected to issue a decision that could accept or reject the expert’s recommended findings.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's consolidated financial position as of September 30, 2013, or its annual results of operations or cash flows.
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
At September 30, 2013, the company is not aware of any significant existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed on a quarterly basis using the most recent information available. The company believes that it has adequately reserved for any disputed amounts and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of September 30, 2013, or its annual results of operations or cash flows.
Environmental Matters
The company has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated state or local agencies at certain current or formerly owned or leased sites. The estimated cost to complete remediation has been accrued where the company believes, based on the facts and circumstances known to the company, it is probable the company will incur costs to address environmental impacts. As of September 30, 2013, management estimates the range of reasonably possible future costs for environmental remediation is between $321 million and $812 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At September 30, 2013, the amount accrued for probable environmental remediation costs was $341 million, of which $92 million is accrued in other current liabilities and $249 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of September 30, 2013, $49 million is deferred in inventoried costs and $133 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as projects progress or changes in facts and circumstances will materially affect the estimated liability accrued, management does not anticipate future remediation expenditures will have a material adverse effect on the company's consolidated financial position as of September 30, 2013, or its annual results of operations or cash flows.

NORTHROP GRUMMAN CORPORATION

Financial Arrangements
In the ordinary course of business, the company uses stand-by letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2013, there were $188 million of stand-by letters of credit, $224 million of bank guarantees, and $165 million of surety bonds outstanding.
Credit Facility
In August 2013, the company entered into a new five-year senior unsecured credit facility in an aggregate principal amount of $1.775 billion (the Credit Agreement). The Credit Agreement replaced the company’s prior five-year revolving credit facility in an aggregate principal amount of $1.5 billion entered into on September 8, 2011, and its 364-day revolving credit facility in an aggregate principal amount of $500 million entered into on September 4, 2012.
The Credit Agreement contains customary terms and conditions, including covenants restricting the company's ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the Credit Agreement) to exceed 65 percent. At September 30, 2013, there was no balance outstanding under this facility.
The company was in compliance with all covenants under its credit agreement on September 30, 2013.
Indemnifications
The company has retained certain environmental, income tax, and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of September 30, 2013, or its annual results of operations or cash flows.
Operating Leases
Rental expense for operating leases for the three and nine months ended September 30, 2013, was $75 million and $223 million, respectively, and was $80 million and $260 million for the three and nine months ended September 30, 2012, respectively. These amounts are net of immaterial amounts of sublease rental income.
8.    RETIREMENT BENEFITS
The cost to the company of its retirement benefit plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2013	2012	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$129	$131	$ 9	$ 8	$ 387	$ 392	$27	$25
Interest cost	279	296	24	28	838	888	72	82
Expected return on plan assets	(452)	(427)	(19)	(17)	(1,357)	(1,281)	(57)	(51)
Amortization of:
Prior service credit	(15)	(15)	(13)	(13)	(44)	(44)	(38)	(38)
Net loss from previous years	152	107	8	5	456	321	23	15
Other	—	—	—	—	—	2	—	—
Net periodic benefit cost	$ 93	$ 92	$ 9	$ 11	$ 280	$ 278	$27	$33
Employer Contributions
The company’s required minimum funding in 2013 for its defined benefit pension plans and its post-retirement benefit plans is approximately $66 million and $110 million, respectively. For the nine months ended September 30, 2013, contributions of $561 million have been made to the company’s defined benefit pension plans, including a voluntary contribution of $500 million in April 2013, and contributions of $87 million have been made to the company’s post-retirement benefit plans.

NORTHROP GRUMMAN CORPORATION

The company also sponsors defined contribution plans. For the three months ended September 30, 2013 and 2012, contributions of $63 million and $66 million, respectively, were made to these plans. For the nine months ended September 30, 2013 and 2012, contributions of $213 million and $218 million, respectively, were made to these plans.
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
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2013, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and cash flows and changes in shareholders' equity for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Corporation's management.
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
October 22, 2013

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company providing innovative systems, products and solutions in unmanned systems, cyber, C4ISR, and logistics and modernization to government and commercial customers worldwide through four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government services programs in the United States (U.S.) and abroad as a prime contractor, principal subcontractor, partner, or preferred supplier. We conduct the majority of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state, and local governments, as well as domestic and international commercial customers.
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
Political and Economic Environment
The U.S. Government continues to face substantial fiscal and economic challenges, which affect funding for its non-discretionary and discretionary budgets. Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets by at least $487 billion over a ten year period, and the fiscal year (FY) 2013 impacts were incorporated in the government's FY 2013 budget. Part II mandated substantial additional reductions, through a process known as “sequestration,” which took effect March 1, 2013, and resulted in approximately $40 billion of additional reductions to the FY 2013 defense budget.
On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013, which included specific appropriations for our major federal customers, including the DoD, subject to further reductions or sequestration under the Budget Control Act.
FY 2014 began on October 1, 2013 without appropriations legislation or a continuing resolution for FY 2014 and many parts of the U.S. Government temporarily shut down. Although Congress has not yet passed FY 2014 appropriations, on October 16, 2013, Congress passed a continuing resolution, which funds the government through January 15, 2014 and suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) through February 7, 2014. It is unclear when or if annual appropriations bills will be enacted for FY 2014. The U.S. Government may operate under a continuing resolution for all of FY 2014, restricting new contract or program starts for that year.
Congressional appropriation and authorization of FY 2014 spending, including defense spending, and the application of sequestration remain marked by significant debate and an uncertain schedule. Congress and the Administration also continue to debate the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense spending broadly and the company's programs, in particular.
Unless Congress passes appropriations legislation or provides for a continuing resolution throughout FY 2014, or if the existing debt ceiling is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. If a prolonged government shutdown occurs, it could result in program cancellations and stop work orders and could limit our ability to perform on our U.S. Government contracts. A debt ceiling breach could, among other impacts, negatively affect the U.S. Government's timely payment of our billings. Either a prolonged shutdown or a breach of the debt ceiling could have significant near and long-term consequences for our company, our employees, our suppliers and the defense industry. Either could result in delayed cash collections and/or have a material adverse effect on our financial position, results of operations and/or cash flows.
The budget environment and sequestration as currently mandated remain a significant long-term risk. The President’s FY 2014 defense budget request of $527 billion (which largely reflects defense spending plans presented in the FY 2013 budget) is slightly lower than the final defense appropriations for FY 2013. Neither the President’s FY 2014 defense budget, nor the pending House and Senate defense appropriations bills, conforms to the reductions mandated by Part II of the Budget Control Act. If Congress does not take legislative action, sequestration will be applied to defense spending in FY 2014. The reductions in FY 2014 required by sequestration may well be greater

NORTHROP GRUMMAN CORPORATION

than those applied in FY 2013. FY 2014 appropriations legislation or a continuing resolution could result in cancellations or major restructurings of our programs.
Considerable uncertainty exists regarding how budget reductions in the current fiscal year and beyond will be applied and what challenges the reductions will present for the defense industry. We believe sequestration will have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, especially over the longer term, we expect the budget environment and/or sequestration, as currently provided for under the Budget Control Act, will result in lower awards, revenues, profits and cash flows for our company. Members of Congress continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget decisions made in this environment will have long-term impacts on our company and the entire defense industry.
Faced with continued budget uncertainty and continued threats to national security, the DoD is reviewing the roles and structure of the U.S. military. In January 2012, the DoD announced a new defense strategy intended to guide its priorities and budgeting decisions. The strategy calls for the U.S. military to project power globally and operate effectively in all domains, including cyberspace, and places particular emphasis on Asia Pacific as an area of strategic focus. In March 2013, the Secretary of Defense directed senior Pentagon officials to conduct a comprehensive strategic review of the DoD strategy, including examination of the choices underlying the strategy, force posture, investments and institutional management in light of the budgetary and strategic environment. The DoD briefed the results of this review in late July and provided some broad indications of the choices being weighed. In examining budget constraints within a sequestration environment over the next decade, DoD determined reductions in personnel, compensation and benefits, force structure, and modernization likely would be necessary. On force planning, the review broadly outlined several options, some that favor current capacity and others that emphasize future investments. DoD has stated that while the review demonstrated various alternatives, final decisions have not yet been made. Program and budget deliberations for the FY 2015 defense plan, currently scheduled for delivery to Congress in February 2014, are ongoing within DoD. The next Quadrennial Defense Review is scheduled to be completed and delivered to Congress in 2014. These various strategic reviews, as well as budget plans, proposed by the Administration and considered by Congress, may impact future funding for the company's programs.
We believe spending on recapitalization, modernization and maintenance of defense, intelligence, and homeland security assets will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems, along with advanced electronics and software to enhance the capabilities of existing individual systems and provide real-time integration of surveillance, information management, strike and battle management platforms. We expect significant new competitive opportunities to include long range strike, missile defense, command and control, network communications, enhanced situational awareness, satellite systems, restricted programs, cybersecurity, technical services and information technology, as well as numerous homeland security programs.
The company believes it has additional international opportunities (direct and foreign military sales), beyond those realized today, to sell its products and services outside the U.S. market, particularly in the domains of unmanned systems, cyber, C4ISR, logistics and manned military aircraft. The Administration is addressing and supporting export control reforms that could enhance our ability to take advantage of these opportunities. The company is dedicating additional resources to expanding its international sales with emphases on Australia, the Middle East, Southeast Asia and Europe, through both organic growth and acquisitions. To the extent these efforts are successful, increases in international awards, revenues, profits and cash flows may offset, or partially offset, potential declines resulting from the U.S. political and economic environment described above.
We are continuing to evaluate our evolving environment, how it might impact our company, and how best to address the challenges and opportunities presented.
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

NORTHROP GRUMMAN CORPORATION

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
In evaluating our operating performance, we look primarily at changes in sales and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations first focuses on our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, deliveries or other indicators of sales activity, and contract mix. For purposes of this discussion, volume generally refers to increases or decreases in cost or sales from production/service activity levels or delivery rates. Performance refers to changes in contract margin rates for the period, primarily related to the changes in estimates referred to above.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2013	2012	2013	2012
Sales	$6,106	$6,270	$18,504	$18,742
Operating costs and expenses	5,316	5,534	16,149	16,436
Operating income	790	736	2,355	2,306
Operating margin rate	12.9%	11.7%	12.7%	12.3%
Federal and foreign income tax expense	223	236	682	733
Effective income tax rate	31.0%	34.0%	31.6%	33.7%
Diluted earnings per share	2.14	1.82	6.22	5.67
Net cash provided by operating activities	$ 950	$ 812	$ 1,279	$ 1,583
Sales
Sales for the three months ended September 30, 2013, decreased $164 million, or 3 percent, and for the nine months ended September 30, 2013, decreased $238 million, or 1 percent, as compared with the same periods in 2012.

NORTHROP GRUMMAN CORPORATION

The table below shows the variances in segment sales from the prior year periods:

$ in millions	Three Month Variance		Nine Month Variance
Aerospace Systems	$(102)	(4%)	$209	3%
Electronic Systems	67	4%	91	2%
Information Systems	(157)	(9%)	(494)	(9%)
Technical Services	(35)	(5%)	(129)	(6%)
Intersegment sales elimination	63	(12%)	85	(5%)
Total sales variance	$(164)	(3%)	$(238)	(1%)
For further information by segment refer to Segment Operating Results below, and for product and service detail, refer to the Product and Service Analysis section that follows Segment Operating Results.
Operating Costs and Expenses
Operating costs and expenses are primarily comprised of labor, material, subcontractor and overhead costs, and are generally allocated to contracts as incurred. In accordance with industry practice and the regulations that govern cost accounting requirements for government contracts, most general management and corporate expenses incurred at the segment and corporate locations are considered allowable and allocable costs. Allowable and allocable general and administrative costs are allocated on a systematic basis to contracts in progress.
Operating costs and expenses comprise the following:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Product and service costs	$4,761	$4,962	$ 14,454	$ 14,723
General and administrative expenses	555	572	1,695	1,713
Operating costs and expenses	$5,316	$5,534	$ 16,149	$ 16,436
Product and service costs for the three months ended September 30, 2013, decreased $201 million, or 4 percent, as compared with the same period in 2012, consistent with the change in sales. General and administrative expenses as a percentage of total sales of 9.1 percent for the three months ended September 30, 2013, were comparable to the same period in 2012.
Product and service costs for the nine months ended September 30, 2013, decreased $269 million, or 2 percent, as compared with the same period in 2012, consistent with the change in sales. General and administrative expenses as a percentage of total sales of 9.2 percent for the nine months ended September 30, 2013, were comparable to the same period in 2012.
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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Favorable adjustments	$290	$277	$837	$ 886
Unfavorable adjustments	(54)	(63)	(180)	(185)
Net favorable adjustments	$236	$214	$657	$ 701

NORTHROP GRUMMAN CORPORATION

Segment Operating Income
Segment operating income, as reconciled below, is a non-GAAP measure and is used by management as an internal measure for financial performance of our operating segments. Segment operating income is defined as operating income less certain corporate-level expenses that are not considered allowable or allocable under applicable Cost Accounting Standards (CAS) or FAR and net Financial Accounting Standards (FAS)/CAS pension differences.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Segment operating income	$763	$730	$2,308	$2,301
Segment operating margin rate	12.5%	11.6%	12.5%	12.3%
Segment operating income increased for the three months ended September 30, 2013, due to improved performance and higher net favorable adjustments than in the prior period. Segment operating income increased for the nine months ended September 30, 2013, principally due to improved performance, partially offset by lower sales and lower net favorable adjustments than in the prior period. For further information by segment refer to Segment Operating Results below.
The table below reconciles segment operating income to total operating income:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Segment operating income	$763	$730	$2,308	$2,301
FAS pension expense in accordance with GAAP	(93)	(92)	(280)	(278)
Pension expense in accordance with CAS	154	126	405	379
Net FAS/CAS pension adjustment	61	34	125	101
Unallocated corporate expenses	(33)	(27)	(73)	(89)
Other	(1)	(1)	(5)	(7)
Total operating income	$790	$736	$2,355	$2,306
For financial statement purposes, we account for our employee pension plans in accordance with GAAP under FAS. We charge the costs of these plans to our contracts in accordance with the FAR and the related CAS that govern such plans. The net FAS/CAS pension adjustment is pension expense determined in accordance with GAAP less pension expense charged to contracts and included in segment operating income. Unallocated corporate expenses generally include the portion of corporate expenses, other than FAS pension costs, not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. The change in net FAS/CAS pension adjustment from the prior year periods reflects an update for actual demographic experience as of January 1, 2013, which resulted in an increase to the company's 2013 CAS pension expense.
Federal and Foreign Income Tax Expense
The effective tax rates for the three and nine months ended September 30, 2013, were 31.0 percent and 31.6 percent, respectively, compared with 34.0 percent and 33.7 percent for the three and nine months ended September 30, 2012, respectively. The company's lower effective tax rate for the three months ended September 30, 2013, includes an additional $16 million benefit associated with the company's 2012 U.S. federal tax return and a $6 million benefit for the American Taxpayer Relief Act, which reinstated research tax credits for 2012 and 2013. During the nine months ended September 30, 2013, the company recorded $29 million of research tax credits representing estimated full year 2012 research tax credits and three quarters of the expected 2013 research tax credits and an additional $16 million benefit associated with the 2012 U.S. federal tax return.
Diluted Earnings Per Share
Diluted earnings per share for the three months ended September 30, 2013, increased $0.32, or 18 percent, as compared with the same period in 2012. Diluted earnings per share for the nine months ended September 30, 2013, increased $0.55, or 10 percent, as compared with the same period in 2012. The higher diluted earnings per share for both periods reflects higher earnings and the impact of 2012 and 2013 share repurchases.

NORTHROP GRUMMAN CORPORATION

Cash from Operating Activities
For the three months ended September 30, 2013, net cash from operating activities increased $138 million, as compared with the same period in 2012, principally driven by a $300 million voluntary pension contribution made in September 2012, partially offset by changes in trade working capital. For the nine months ended September 30, 2013, net cash from operating activities decreased $304 million, as compared with the same period in 2012, principally driven by higher pension contributions in 2013 and changes in trade working capital.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned into four segments: Aerospace Systems, Electronic Systems, Information Systems, and Technical Services. This section discusses segment sales, operating income and operating margin rates. The reconciliation of segment sales to total sales is provided in Note 3 to the condensed consolidated financial statements in Item 1, with the difference being intersegment sales eliminations. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is provided in Note 3 to the condensed consolidated financial statements in Item 1. For purposes of the discussion in this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate.
AEROSPACE SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Sales	$2,484	$2,586	$7,582	$7,373
Operating income	330	288	936	859
Operating margin rate	13.3%	11.1%	12.3%	11.7%
Current Quarter
Aerospace Systems sales for the three months ended September 30, 2013, decreased $102 million, or 4 percent, as compared with the same period in 2012, due to lower volume on manned military aircraft and unmanned programs, partially offset by higher volume on space programs. The decrease for manned military aircraft was primarily due to lower volume on the F-35 program, partially offset by higher volume on the F/A-18 and B-2 Stealth Bomber (B-2) programs. The decrease for unmanned programs reflects lower volume on the Global Hawk program, partially offset by increased volume due to ramp up on the NATO Alliance Ground Surveillance (AGS) program. The increase in space sales reflects higher volume on the James Webb Space Telescope (JWST) and Advanced Extremely High Frequency (AEHF) programs, partially offset by lower volume for restricted programs.
Operating income for the three months ended September 30, 2013, increased $42 million, or 15 percent, and operating margin rate increased to 13.3 percent from 11.1 percent. Higher operating income and operating margin rate reflect a $44 million increase in net favorable adjustments principally for space and manned military aircraft programs, compared with the prior period, which more than offset the lower sales volume described above.
Year to Date
Aerospace Systems sales for the nine months ended September 30, 2013, increased $209 million, or 3 percent, as compared with the same period in 2012, due to higher volume on manned military aircraft, unmanned and space programs. The increase for manned military aircraft was primarily due to higher volume on the F-35 program as a result of increased deliveries, as well as higher volume on the B-2 program. Higher unmanned volume reflects several program ramp-ups including the NATO AGS program, partially offset by lower volume on the Global Hawk program. The increase in space sales reflects higher volume for the JWST and AEHF programs, partially offset by lower volume for restricted programs.
Operating income for the nine months ended September 30, 2013, increased $77 million, or 9 percent, and operating margin rate increased to 12.3 percent, from 11.7 percent. Higher operating income and margin rate reflect a $59 million increase in net favorable adjustments principally on space programs compared with the prior period.

NORTHROP GRUMMAN CORPORATION

ELECTRONIC SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Sales	$1,774	$1,707	$5,266	$5,175
Operating income	273	279	891	859
Operating margin rate	15.4%	16.3%	16.9%	16.6%
Current Quarter
Electronic Systems sales for the three months ended September 30, 2013, increased $67 million, or 4 percent, as compared with the same period in 2012. Higher volume on international and combat avionics programs was partially offset by lower volume on navigation and maritime systems programs.
Operating income for the three months ended September 30, 2013, decreased $6 million, or 2 percent, and operating margin rate decreased to 15.4 percent from 16.3 percent. Operating income reflects a reduction in net favorable adjustments, which more than offset the higher sales volume described above.
Year to Date
Electronic Systems sales for the nine months ended September 30, 2013, increased $91 million, or 2 percent, as compared with the same period in 2012. Higher volume on international, tactical sensor, and space programs was partially offset by lower volume on navigation and maritime systems, laser systems and infrared countermeasures programs.
Operating income for the nine months ended September 30, 2013, increased $32 million, or 4 percent, and operating margin rate increased to 16.9 percent from 16.6 percent. Higher operating income and operating margin rate includes the reversal of a $26 million non-programmatic risk reserve and higher sales volume described above.
INFORMATION SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Sales	$1,619	$1,776	$4,982	$5,476
Operating income	162	170	474	577
Operating margin rate	10.0%	9.6%	9.5%	10.5%
Current Quarter
Information Systems sales for the three months ended September 30, 2013, decreased $157 million, or 9 percent, as compared with the same period in 2012. The sales decline includes a $17 million impact for the transfer of intercompany efforts to our corporate shared services organization and portfolio shaping. Excluding the transfer and portfolio shaping, sales declined 8 percent due to lower funding levels and program completions across the portfolio, including programs impacted by in-theater force reductions and sequestration.
Operating income for the three months ended September 30, 2013, decreased $8 million, or 5 percent, and operating margin rate increased to 10.0 percent, from 9.6 percent. Lower operating income and higher operating margin rate were driven by the lower sales volume described above and improved performance compared with the prior period.
Year to Date
Information Systems sales for the nine months ended September 30, 2013, decreased $494 million, or 9 percent, as compared with the same period in 2012. The sales decline includes a $75 million impact for the transfer of intercompany efforts to our corporate shared services organization. Excluding the transfer, sales declined 8 percent due to lower funding levels and program completions across the portfolio, including programs impacted by in-theater force reductions and sequestration.
Operating income for the nine months ended September 30, 2013, decreased $103 million, or 18 percent, and operating margin rate decreased to 9.5 percent, from 10.5 percent. Lower operating income and operating margin rate were primarily driven by the lower sales volume described above and a $46 million reduction in net favorable adjustments compared with the prior period.

NORTHROP GRUMMAN CORPORATION

TECHNICAL SERVICES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Sales	$713	$748	$2,152	$2,281
Operating income	67	62	201	206
Operating margin rate	9.4%	8.3%	9.3%	9.0%
Current Quarter
Technical Services sales for the three months ended September 30, 2013, decreased $35 million, or 5 percent, as compared with the same period in 2012. The decrease was due to lower volume on integrated logistics and modernization programs and the InterContinental Ballistic Missile (ICBM) program.
Operating income for the three months ended September 30, 2013, increased $5 million, or 8 percent, and operating margin rate increased to 9.4 percent from 8.3 percent. Higher operating income and operating margin rate reflects an increase in net favorable adjustments compared with the prior period, which more than offset the decline in sales.
Year to Date
Technical Services sales for the nine months ended September 30, 2013, decreased $129 million, or 6 percent, as compared with the same period in 2012. The decrease was primarily due to reductions on the KC-10 and ICBM logistics programs, as well as portfolio shaping efforts.
Operating income for the nine months ended September 30, 2013, decreased $5 million, or 2 percent, and operating margin rate increased to 9.3 percent from 9.0 percent. Lower operating income and higher operating margin rate were driven by lower sales volume described above and an increase in net favorable adjustments compared with the prior period.
PRODUCT AND SERVICE ANALYSIS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Product sales	$3,330	$3,487	$10,344	$10,227
Product costs(1)	2,499	2,629	7,833	7,760
% of product sales	75.0%	75.4%	75.7%	75.9%
Service sales	2,776	2,783	8,160	8,515
Service costs(1)	2,262	2,333	6,621	6,963
% of service sales	81.5%	83.8%	81.1%	81.8%

(1)	Product and service costs do not include an allocation of general and administrative expenses.
Current Quarter
Product costs as a percentage of product sales decreased 40 basis points for the three months ended September 30, 2013, as compared with the same period in 2012. The lower product costs as a percentage of sales reflects higher net favorable adjustments at Aerospace Systems, partially offset by lower net favorable adjustments at Electronic Systems.
Service costs as a percentage of service sales decreased 230 basis points for the three months ended September 30, 2013, as compared with the same period in 2012. The lower service costs as a percentage of sales reflects improved performance compared to the prior period at Electronic Systems and Aerospace Systems.
Year to Date
Product costs as a percentage of product sales were comparable with the same period in 2012.
Service costs as a percentage of service sales decreased 70 basis points for the nine months ended September 30, 2013, as compared with the same period in 2012. The lower service costs as a percentage of sales reflects higher service operating margins at Electronic Systems, partially offset by lower service operating margins at Information Systems.

NORTHROP GRUMMAN CORPORATION

The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2013		2012		2013		2012
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$1,867	$1,620	$2,263	$1,996	$ 6,204	$ 5,450	$ 6,455	$ 5,714
Service	617	534	323	302	1,378	1,196	918	800
Electronic Systems
Product	1,377	1,149	1,270	1,023	4,063	3,365	3,969	3,243
Service	397	352	437	405	1,203	1,010	1,206	1,073
Information Systems
Product	260	226	384	339	669	598	522	457
Service	1,359	1,231	1,392	1,267	4,313	3,910	4,954	4,442
Technical Services
Product	36	38	140	129	141	130	147	134
Service	677	608	608	557	2,011	1,821	2,134	1,941
Segment Totals
Total Product	$3,540	$3,033	$4,057	$3,487	$11,077	$ 9,543	$11,093	$ 9,548
Total Service	3,050	2,725	2,760	2,531	8,905	7,937	9,212	8,256
Intersegment eliminations	(484)	(415)	(547)	(478)	(1,478)	(1,284)	(1,563)	(1,363)
Total segment(1)	$6,106	$5,343	$6,270	$5,540	$18,504	$16,196	$18,742	$16,441
(1) The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the condensed consolidated financial statements in Item 1.
Product Sales and Costs
Current Quarter
Product sales for the three months ended September 30, 2013, decreased $517 million, as compared with the same period in 2012. The decrease was primarily due to lower product sales at Aerospace Systems and Information Systems. The decrease at Aerospace Systems was primarily due to lower volume on manned military aircraft and unmanned programs as described in the Segment Operating Results section above. The decrease at Information Systems was primarily driven by lower intercompany volume.
Product costs for the three months ended September 30, 2013, decreased $454 million, as compared with the same period in 2012. The decrease was primarily due to lower volume on manned military aircraft and unmanned sales volume at Aerospace Systems.
Year to Date
Product sales for the nine months ended September 30, 2013, decreased $16 million, as compared with the same period in 2012. The decrease was primarily due to lower product sales at Aerospace Systems, partially offset by higher product sales at Information Systems and Electronic Systems. The decrease at Aerospace Systems was primarily driven by lower volume on certain unmanned programs. The increase at Information Systems was primarily due to newly awarded product contracts. The increase at Electronic Systems was primarily driven by higher international and space program volume as described in the Segment Operating Results section above.
Product costs for the nine months ended September 30, 2013, decreased $5 million, as compared with the same period in 2012. The decrease was consistent with lower sales on certain unmanned programs at Aerospace Systems. The decrease was partially offset by the higher sales volume at Electronic Systems and newly awarded product contracts at Information Systems, as described above.

NORTHROP GRUMMAN CORPORATION

Service Sales and Costs
Current Quarter
Service sales for the three months ended September 30, 2013, increased $290 million, as compared with the same period in 2012, primarily due to higher service sales at Aerospace Systems from a revision in the classification of certain operations, maintenance, and sustainment contracts from product to service in the third quarter of 2013.
Service costs for the three months ended September 30, 2013, increased $194 million, as compared with the same period in 2012, primarily due to higher service sales consistent with the higher sales at Aerospace Systems described above.
Year to Date
Service sales for the nine months ended September 30, 2013, decreased $307 million, as compared with the same period in 2012, primarily due to lower service sales at Information Systems and Technical Services across a number of programs, as described in the Segment Operating Results section above.
Service costs for the nine months ended September 30, 2013, decreased $319 million, as compared with the same period in 2012, primarily due to lower service sales at Information Systems over a number of programs, as described in the Segment Operating Results section above.
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
Backlog consisted of the following at September 30, 2013, and December 31, 2012:

	September 30, 2013			December 31, 2012
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$10,413	$ 8,150	$18,563	$19,594
Electronic Systems	7,089	1,681	8,770	9,471
Information Systems	3,694	3,641	7,335	8,541
Technical Services	2,228	622	2,850	3,203
Total backlog	$23,424	$14,094	$37,518	$40,809
New Awards
The estimated value of new contract awards recorded during the nine months ended September 30, 2013, was $16.2 billion. On a net basis, awards during the nine months ended September 30, 2013, totaled $15.2 billion, reflecting $1.0 billion of adjustments during the first half of the year to reduce Information Systems unfunded backlog principally associated with expired periods of performance on active contracts, including several previously awarded task orders on IDIQ contracts. New awards during this period include $1.5 billion for the F-35 program, $1.3 billion for the E-2D Advanced Hawkeye program, $780 million for the AEHF program, $412 million for the Global Hawk program, and $346 million for the B-2 program.
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
During the second quarter of 2013, the company's board of directors authorized a new share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced upon the completion of the company's 2010 repurchase program in September 2013. At the same time, the company

NORTHROP GRUMMAN CORPORATION

announced its plan to repurchase shares with the goal of retiring approximately 25 percent of its outstanding shares by the end of 2015, market conditions permitting.
During the second quarter of 2013, the company also issued $2.85 billion of unsecured senior notes (the Notes). The company used a portion of the net proceeds to redeem $850 million of unsecured senior notes due in 2014 and 2015 (see Note 5 in Part I, Item 1). The remaining net proceeds from the offering of the Notes will be used for general corporate purposes, including debt repayments, share repurchases, pension plan funding, acquisitions and working capital.
In August 2013, the company entered into a new five-year senior unsecured credit facility in an aggregate principal amount of $1.775 billion (the Credit Agreement). The Credit Agreement replaced the company’s prior five-year revolving credit facility in an aggregate principal amount of $1.5 billion entered into on September 8, 2011, and its 364-day revolving credit facility in an aggregate principal amount of $500 million entered into on September 4, 2012.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to fund our operations for at least the next 12 months.
The table below summarizes key components of cash flow provided by operating activities:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Net earnings	$497	$459	$1,474	$1,445
Non-cash items(1)	213	219	515	488
Retiree benefit funding less than (in excess of) expense	66	(236)	(331)	(99)
Trade working capital decrease (increase) and other	174	370	(379)	(251)
Net cash provided by operating activities	$950	$812	$1,279	$1,583

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
The table below reconciles cash provided by operating activities to free cash flow from operations:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2013	2012	2013	2012
Net cash provided by operating activities	$950	$812	$1,279	$1,583
Less: capital expenditures	(90)	(64)	(178)	(196)
Free cash flow provided by operations	$860	$748	$1,101	$1,387
Cash Flows
The following is a discussion of our major operating, investing and financing cash flows from operations for the nine months ended September 30, 2013 and 2012, as classified in the condensed consolidated statements of cash flows in Part I, Item 1.

NORTHROP GRUMMAN CORPORATION

Operating Activities
Net cash from operating activities for the nine months ended September 30, 2013, decreased $304 million, as compared to the same period in 2012. The decrease was principally driven by higher pension contributions in 2013 and changes in trade working capital.
Investing Activities
Net cash from investing activities for the nine months ended September 30, 2013, decreased $230 million, as compared to the same period in 2012, due to $250 million in proceeds from the maturity of short-term investments in 2012.
Financing Activities
Net cash from financing activities for the nine months ended September 30, 2013, increased $1.1 billion, as compared to the same period in 2012. The increase was primarily due to the net proceeds of $2.0 billion from the debt transaction described above, which was partially offset by higher repurchases of common stock.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2012 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
Accounting standards updates effective after September 30, 2013, are not expected to have a material effect on the company’s consolidated financial position or annual results of operations.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended) and have concluded that, as of September 30, 2013, these controls and procedures were effective.

NORTHROP GRUMMAN CORPORATION

Changes in Internal Controls over Financial Reporting
During the three months ended September 30, 2013, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2012 Annual Report on Form 10-K, and updated that information in Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this report.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. United States (U.S.) Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2012 Annual Report on Form 10-K, as updated by Note 6 to the condensed consolidated financial statements in this report, we do not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's condensed consolidated financial position as of September 30, 2013, or its annual results of operations or cash flows.
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
Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets of at least $487 billion over a ten year period, and the fiscal year (FY) 2013 impacts were incorporated in the government's FY 2013 budget. Part II mandated substantial additional reductions through a process known as "sequestration," which took effect March 1, 2013, and resulted in approximately $40 billion of additional reductions to the FY 2013 defense budget.
On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013, which included specific appropriations for our major federal customers, including the DoD, subject to further reductions or sequestration under the Budget Control Act.
FY 2014 began on October 1, 2013 without appropriations legislation or a continuing resolution for FY 2014 and many parts of the U.S. Government temporarily shut down. Although Congress has not yet passed FY 2014 appropriations, on October 16, 2013, Congress passed a continuing resolution, which funds the government through January 15, 2014 and suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) through February 7, 2014. It is unclear when or if annual appropriations bills will be enacted for FY

NORTHROP GRUMMAN CORPORATION

2014. The U.S. Government may operate under a continuing resolution for all of FY 2014, restricting new contract or program starts for that year.
Congressional appropriation and authorization of FY 2014 spending, including defense spending, and the application of sequestration remain marked by significant debate and an uncertain schedule. Congress and the Administration also continue to debate the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense spending broadly and the company's programs, in particular.
Unless Congress passes appropriations legislation or provides for a continuing resolution throughout FY 2014, or if the existing debt ceiling is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. If a prolonged government shutdown occurs, it could result in program cancellations and stop work orders and could limit our ability to perform on our U.S. Government contracts. A debt ceiling breach could, among other impacts, negatively affect the U.S. Government's timely payment of our billings. Either a prolonged shutdown or a breach of the debt ceiling could have significant near and long-term consequences for our company, our employees, our suppliers and the defense industry. Either could result in delayed cash collections and/or have a material adverse effect on our financial position, results of operations and/or cash flows.
The budget environment and sequestration as currently mandated remain a significant long-term risk. The President’s FY 2014 defense budget request of $527 billion (which largely reflects defense spending plans presented in the FY 2013 budget) is slightly lower than the final defense appropriations for FY 2013. Neither the President’s FY 2014 defense budget, nor the pending House and Senate defense appropriations bills, conforms to the reductions mandated by Part II of the Budget Control Act. If Congress does not take legislative action, sequestration will be applied to defense spending in FY 2014. The reductions in FY 2014 required by sequestration may well be greater than those applied in FY 2013. FY 2014 appropriations legislation or a continuing resolution could result in cancellations or major restructurings of our programs.
Considerable uncertainty exists regarding how budget reductions in the current fiscal year and beyond will be applied and what challenges the reductions will present for the defense industry. We believe sequestration will have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, especially over the longer term, we expect the budget environment and/or sequestration, as currently provided for under the Budget Control Act, will result in lower awards, revenues, profits and cash flows for our company. Members of Congress continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget decisions made in this environment will have long-term impacts on our company and the entire defense industry. Long-term funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, cuts could adversely affect the viability of our suppliers and subcontractors, and our employee base. While we believe that our business is well-positioned in areas that the Department of Defense (DoD) has indicated are areas of focus for future defense spending, the impact of the Budget Control Act, other defense spending cuts, and the ongoing fiscal debates remains uncertain and our business and industry could be materially adversely affected.

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

NORTHROP GRUMMAN CORPORATION

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended September 30, 2013:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
July	1,147,875	$85.63	1,147,875	$4,458
August	3,234,892	94.18	3,234,892	4,154
September	3,677,148	95.10	3,677,148	3,804
Ending balance	8,059,915	$93.38	8,059,915	$3,804

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced upon the completion of the company's 2010 repurchase program in September 2013. As of September 30, 2013, our repurchases under the program totaled $196 million, and $3.8 billion remained under this share repurchase authorization. The repurchase program will expire when we have used all authorized funds for repurchase.

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
Item 6. Exhibits

2.1
Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 29, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 4, 2011)

2.2
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 4, 2011)

4.1
Fifth Supplemental Indenture, dated as of May 31, 2013 between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K filed May 31, 2013

NORTHROP GRUMMAN CORPORATION

4.2	Form of 1.750% Senior Note due 2018 (incorporated by reference to Exhibit 4(a) to Form 8-K filed May 31, 2013)

4.3	Form of 3.250% Senior Note due 2023 (incorporated by reference to Exhibit 4(a) to Form 8-K filed May 31, 2013)

4.4	Form of 4.750% Senior Note due 2043 (incorporated by reference to Exhibit 4(a) to Form 8-K filed May 31, 2013)

10.1
Credit Agreement dated as of August 29, 2013, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation, as Guarantor; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; an Issuing Bank and a Swingline Lender, and The Royal Bank of Scotland plc, Citibank, N.A., and Wells Fargo Bank, National Association, as Issuing Banks and Syndication Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 30, 2013)

+10.2
Grant Certificate Specifying the Terms and Conditions Applicable to Special 2013 Restricted Stock Rights Granted to James F. Palmer Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2013)

+*10.3	Appendix B to the Northrop Grumman Supplemental Plan 2: ERISA Supplemental Program 2 (Amended and Restated Effective as of October 1, 2013)

+*10.4	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of October 1, 2013)

+*10.5	Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of October 1, 2013)

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: October 22, 2013