Form 10-K
period 2013-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2014-02-03
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
As of June 28, 2013, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $19.1 billion.
As of January 30, 2014, 216,737,248 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

ii

NORTHROP GRUMMAN CORPORATION

PART I
Item 1. Business
HISTORY AND ORGANIZATION
History
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company. We provide innovative systems, products and solutions in unmanned systems; cybersecurity; command, control, communications and computers (C4) intelligence, surveillance, and reconnaissance (C4ISR); and logistics and modernization to government and commercial customers worldwide through our four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government services programs in the United States (U.S.) and abroad. We offer a broad portfolio of capabilities and technologies that enable us to deliver innovative systems and solutions for applications that range from undersea to outer space and into cyberspace. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with local, state, and foreign governments and domestic and international commercial customers. For a discussion of risks associated with our operations, see Risk Factors in Part I, Item 1A.
The company originally was formed in Hawthorne, California in 1939, as Northrop Aircraft Incorporated and was reincorporated in Delaware in 1985, as Northrop Corporation. Northrop Aircraft Incorporated was a principal developer of the flying wing technology, including the B-2 Stealth Bomber. The company developed into one of the largest defense contractors in the world through a series of acquisitions, as well as organic growth. In 1994, we acquired Grumman Corporation (Grumman), after which time the company was renamed Northrop Grumman Corporation. Grumman was a premier military aircraft systems integrator and builder of the Lunar Module that first delivered men to the surface of the moon. In 1996, we acquired the defense and electronics businesses of Westinghouse Electric Corporation (Westinghouse), a world leader in the development and production of sophisticated radar and other electronic systems for the nation’s defense, civil aviation, and other international and domestic applications. In 2001, we acquired Litton Industries, a global electronics and information technology company, and one of the nation's leading full service shipbuilders. In 2002, we acquired TRW Inc. (TRW), a leading developer of military and civil space systems and satellite payloads, as well as a leading global integrator of complex, mission-enabling systems and services.
Effective as of March 31, 2011, the company completed the spin-off to its shareholders of Huntington Ingalls Industries, Inc. (HII). HII operates our former Shipbuilding business, which was acquired in 2001, through the acquisition of Newport News Shipbuilding and a portion of the Litton acquisition. As a result of the spin-off, assets, liabilities and results of operations for the former Shipbuilding segment have been reclassified as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements in Part II, Item 8 for further information.
Organization
From time to time, we acquire or dispose of businesses and realign contracts, programs or business areas among and within our operating segments, such as where they possess similar customers, expertise, and capabilities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The operating results for all periods presented have been revised to reflect these changes made through December 31, 2013. We are currently aligned into four operating segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. See Note 4 to our consolidated financial statements in Part II, Item 8 for further information.
AEROSPACE SYSTEMS
Aerospace Systems, headquartered in Redondo Beach, California, is a leader in the design, development, integration and production of manned aircraft, unmanned systems, spacecraft, high-energy laser systems, microelectronics and other systems and subsystems. Aerospace Systems' customers, primarily U.S. government agencies, use these systems in mission areas including intelligence, surveillance and reconnaissance (ISR), communications, battle management, strike operations, electronic warfare, earth observation, satellite communications, space science and space exploration. The segment consists of four business areas: Unmanned Systems, Military Aircraft Systems, Space Systems, and Strategic Programs & Technology.
Unmanned Systems - designs, develops, manufactures, and integrates ISR unmanned systems for tactical and strategic systems. Key ISR programs include the RQ-4 Global Hawk reconnaissance system, a proven high-altitude long-endurance system providing near real-time high resolution imagery of large geographical areas; the Triton

NORTHROP GRUMMAN CORPORATION

aircraft system providing real-time ISR over vast ocean and coastal regions; the trans-Atlantic NATO Alliance Ground Surveillance system for multinational theater operations, peacekeeping missions, and disaster relief efforts; the Fire Scout aircraft system providing unprecedented situational awareness and precision targeting support; and the Navy Unmanned Combat Air System for the demonstration unmanned combat air vehicle for carrier based operations.
Military Aircraft Systems - designs, develops, manufactures, and integrates airborne C4ISR, electronic warfare mission systems, and long range strike and tactical aircraft systems. Key airborne C4ISR programs include the E-2D Advanced Hawkeye and Joint Surveillance Target Attack Radar System (JSTARS). Electronic warfare includes the EA-18G Growler and EA-6B Prowler airborne electronic attack weapon systems in addition to the design, development, and integration of laser weapon systems for air, sea, and ground platforms. This business area also designed, developed and manufactured the B-2 Spirit bomber and now provides sustainment and upgrade services for the B-2, the nation's most advanced long range strike aircraft system. Tactical aircraft includes the design, development, manufacture and integration of F/A-18 aft sections and F-35 center sections.
Space Systems - designs, develops, manufactures, and integrates spacecraft systems, subsystems, sensors and communications payloads in support of space science and C4ISR. Key programs include the James Webb Space Telescope (JWST), a large infrared telescope being built for NASA that will be deployed in space to study the origins of the universe; Advanced Extremely High Frequency (AEHF) payloads providing survivable, protected communications to U.S. forces; and restricted programs.
Strategic Programs & Technology - creates and matures advanced technologies and innovative concepts to provide affordable solutions addressing current and future customer needs. The Strategic Programs & Technology business area maintains a broad portfolio of contracts ranging from development of components to prototypes to initial operational systems across the air, land and space domains.
ELECTRONIC SYSTEMS
Electronic Systems, headquartered in Linthicum, Maryland, is a leader in the design, development, manufacture and support of solutions for sensing, understanding, anticipating and controlling the operating environment for our global military, civil and commercial customers. Electronic Systems provides a variety of defense electronics and systems, airborne fire control radars, situational awareness systems, early warning systems, airspace management systems, navigation systems, communications systems, marine power and propulsion systems, space systems and logistics services. The segment consists of three business areas: Intelligence, Surveillance, Reconnaissance & Targeting Systems, Land & Self Protection Systems, and Navigation & Maritime Systems.
Intelligence, Surveillance, Reconnaissance & Targeting Systems - delivers products and services for space satellite applications, airborne and ground-based surveillance, multi-sensor processing, analysis and dissemination for combat units and national agencies, both domestic and international. These systems provide battle space awareness, missile defense, command and control, combat avionics (fire control radars, multi-function apertures and pods), airborne electro-optical/infrared (EO/IR) targeting systems and postal automation systems. Key programs include airborne fire control radars such as the Scalable Agile Beam Radar (SABR), which provides affordable Active Electronically Scanned Array (AESA) capabilities for domestic and international fighters; the F-35 fire control radar, a multi-function AESA radar for the U.S. Armed Forces and a large number of international partners; EO/IR systems such as the LITENING targeting pod and the Distributed Aperture System (DAS), a 360 degree spherical situational awareness system; airborne surveillance radars such as the Multirole Electronically Scanned Array (MESA) for Airborne Early Warning & Control (AEW&C), which provides air-to-air and air-to-surface coverage; and space systems such as the Space-Based Infrared System (SBIRS), which provides data for missile surveillance, missile defense, technical intelligence and battlespace characterization.
Land & Self Protection Systems - delivers products, systems and services that support ground-based, helicopter and fixed wing platforms (manned and unmanned) with sensor and protection systems. A major product line of this business area consists of systems that perform threat detection and countermeasures that defeat infrared and radio frequency (RF) guided missile and tracking systems. This business area also provides integrated electronic warfare capability, communications and intelligence systems, unattended ground sensors, automatic test equipment, advanced threat simulators, ground-based air defense and multi-function radars, situational awareness systems and laser/electro-optical systems. Key programs include the Ground/Air Task Oriented Radar (G/ATOR), which is a ground-based multi-mission radar designed to detect and track a wide variety of threats; the TPS-78 ground-based radar, which provides air defense and air surveillance for the global market; the Large Aircraft Infrared Countermeasures (LAIRCM), which is an infrared countermeasure system designed to protect aircraft against man-

NORTHROP GRUMMAN CORPORATION

portable (shoulder-launched) infrared-guided surface-to-air missiles; and the AN/APR-39, which provides rapid identification and continuous radar threat warning for today's complex battlefields.
Navigation & Maritime Systems - delivers products and services to domestic and international defense, civil and commercial customers supporting smart navigation, shipboard radar surveillance, ship control, machinery control and integrated combat management systems for naval surface ships; high-resolution undersea sensors for mine hunting, situational awareness and other applications; unmanned marine vehicles; shipboard missile and encapsulated payload launch systems, propulsion and power generation systems, nuclear reactor instrumentation and control and acoustic sensors for submarines and aircraft carriers; inertial navigation systems for all domains (air, land, sea, and space); and embedded Global Positioning Systems. Key programs include the AN/SPQ-9B Anti-Ship Missile Defense radar, which provides the US Navy’s cruisers and destroyers with situational awareness and contact information from aircraft, cruise missiles, surface vessels and periscope detection; inertial navigation and positioning products for a range of platforms including ships, aircraft, spacecraft and weapons systems.
In addition to the product and service lines discussed above, our Electronic Systems segment also includes an Advanced Concepts & Technologies Division (AC&TD), which develops next-generation systems to position the segment in key developing markets. AC&TD focuses on understanding customer mission needs; conceiving affordable, innovative and open solutions; and demonstrating the readiness and effectiveness of Electronic Systems' products. AC&TD focuses on the following enterprise-wide and cross cutting technology development thrust areas: RF systems; EO/IR systems; multi-function systems; modular open systems architectural approaches and designs; precision navigation and timing capabilities; and secure and trusted solutions.
INFORMATION SYSTEMS
Information Systems, headquartered in McLean, Virginia, is a leading global provider of advanced solutions for the DoD, national intelligence, federal civilian and state agencies, commercial and international customers. Products and services focus on the fields of command and control (C2), communications, cybersecurity, air and missile defense, intelligence processing, civil security, health information technology, government support systems and systems engineering and integration.
Within C4ISR, we are a major end-to-end provider of net-enabled C2, net-enabled Battle Management, communications and network gateway systems, mission-enabling solutions and decision superiority. Our systems are installed in operational and command centers world-wide and across DoD services, joint commands and the international security community. We also deliver intelligence-related systems and services to the U.S. Government in several mission areas including Signals Intelligence (SIGINT) systems, geospatial intelligence and multi-source intelligence data fusion.
Cybersecurity offerings span intelligence, defense, federal, civilian, state and international customers, providing dynamic cyber defense and specialized cyber systems and services in support of critical government missions. Applications are predominantly for high end intelligence and defense missions, but also include health, homeland security, public safety, civil, financial and commercial applications. Most intelligence community programs are restricted. Defense and civil cybersecurity customers include the DoD, intelligence community, Department of Homeland Security, Centers for Disease Control and select state and international agencies.
The segment consists of four business areas: Cyber Solutions, Defense Systems, Federal & Defense Technologies, and Intelligence Systems.
Cyber Solutions - provides cyber defense, exploitation and full spectrum solutions that address cybersecurity threats, cyber mission management, cross function/agency cyber management and special cyber systems that target our nation’s adversaries.
Defense Systems - is a major end-to-end provider of net-enabled C2, communications, networks and gateways, decision support systems, command center integration, combat support systems and critical infrastructure protection systems.
Federal & Defense Technologies - is an integrator of air and missile defense systems and a major provider of net-enabled Battle Management C4 systems, defense enterprise information technology (IT) and civilian IT solutions.
Intelligence Systems - is focused on the delivery of intelligence-related systems and services in airborne reconnaissance, SIGINT, geospatial and multi-source data fusion.
Key programs include the Joint National Integration Center Research and Development Contract (JRDC), which supports the technical infrastructure, modeling and simulation, test and evaluation, and management of the Missile Defense Agency network at multiple sites; the Battlefield Airborne Communications Node (BACN), a high-altitude,

NORTHROP GRUMMAN CORPORATION

airborne communications and information gateway system that provides situational awareness and C2 coordination between warfighters and commanders; and the Consolidated Afloat Networks and Enterprise Services (CANES) program, which consolidates US Navy C4 intelligence, computing and network infrastructure for ships, submarines and shore C2 facilities.
TECHNICAL SERVICES
Technical Services, headquartered in Herndon, Virginia, is a leader in innovative and affordable logistics, modernization and sustainment support and also provides an array of other advanced technology and engineering services, including space, missile defense, nuclear security, training and simulation. The segment consists of three business areas: Integrated Logistics and Modernization, Defense and Government Services, and Training Solutions.
Integrated Logistics and Modernization - provides complete life cycle support and weapon system sustainment and modernization products and services, and provides direct support to warfighters while delivering aircraft and subsystem maintenance, repair and overhaul (MRO). Competencies include aircraft and electronics sustaining engineering, supply chain management services, manned and unmanned weapons systems deployed logistics support, field services and on-going maintenance and technical assistance, and delivering rapid response in support of global customers. Key programs include KC-10 Contractor Logistics Support (CLS), which provides total weapons systems CLS to the Air Force for the entire fleet of 59 KC-10 aircraft; UK Airborne Warning and Control System (AWACS), which provides through life management of the UK Royal Air Force fleet of E-3D AWACS aircraft; and AAQ24 Large Aircraft Infrared Counter Measures (LAIRCM), which provides repair, testing, component spare procurement, logistics, and data collection related to directional infrared counter measures systems used on multiple fixed and rotary wing aircraft.
Defense and Government Services - provides sustainment and modernization of tactical vehicles, high technology and engineering services in the areas of nuclear security, space and launch services, civil engineering and military range-sensor-instrumentation operations. Key programs include Intercontinental Ballistic Missile (ICBM) Systems, which provides systems engineering and integration for the land-based leg of the United States nuclear deterrent force; Fort Irwin Logistics Services Support; and Combined Tactical Training Ranges (CTTR), which provides engineering, operations and maintenance support to facilitate a live and virtual multi-service aircrew tactical training requirement as defined by the Fleet Response Training Plan (FRTP).
Training Solutions - provides realistic and comprehensive training through live, virtual and constructive domains, ranging from senior military leadership to warfighters, for both U.S. and international peacekeeping forces. The business area designs and develops future conflict training scenarios and provides warfighters and allies with live, virtual and constructive training programs. The business area has supported the training of America’s senior battlefield commanders for every major contingency beginning with Gulf War I through operations today. The business area also offers innovative and diverse training applications ranging from battle command to professional military education. Key programs include the Saudi Arabian National Guard (SANG), which provides equipment fielding, training and maintenance, simulator training and operations, tactical exercise development, logistics and operations support and English language training to the Saudi Arabian National Guard; the Joint Coalition Warfighting Center (JWFC), which designs and executes distributed joint and multinational exercises and training events, joint doctrine development and joint training analysis for the Joint and Coalition Warfighting Center; and the Mission Command Training Program (MCTP), the Army's premier leadership and staff training exercise program at the tactical and operational level.
SELECTED FINANCIAL DATA AND SEGMENT OPERATING RESULTS
For a more complete understanding of our business, see Selected Financial Data in Part II, Item 6. For a more complete understanding of our segment financial information, see Segment Operating Results in Part II, Item 7, and Note 4 to the consolidated financial statements in Part II, Item 8.
CUSTOMER CONCENTRATION
Our primary customer is the U.S. Government. Revenue from the U.S. Government (which excludes foreign military sales - a method to sell U.S. defense equipment and services to foreign governments through the DoD) accounted for 86 percent or more of total revenues in each of the years ended December 31, 2013, 2012 and 2011. International sales (which include foreign military sales) accounted for $2.5 billion, $2.1 billion and $2.1 billion, or 10 percent, 8 percent and 8 percent, of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. No single program accounted for more than ten percent of total revenue during any period presented. See Risk Factors in Part I, Item 1A.

NORTHROP GRUMMAN CORPORATION

COMPETITIVE CONDITIONS
We compete with many companies in the defense, intelligence and federal markets. Airbus Group, BAE Systems, Boeing, Booz Allen Hamilton, Finmeccanica, General Dynamics, L-3 Communications, Leidos, Lockheed Martin, Raytheon and Thales are some of our primary competitors. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of bid protests (competitor protests of U.S. government procurement awards) and the number of competitors bidding on program opportunities.
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
BACKLOG
Total backlog includes both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For multi-year service contracts with non-U.S. Government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as costs are incurred or deliveries are made. At December 31, 2013, total backlog was $37.0 billion, compared with $40.8 billion at the end of 2012. Of the backlog at December 31, 2013, approximately $19.6 billion is expected to be converted into sales in 2014. For backlog by segment, see Backlog in Part II, Item 7.
RESEARCH AND DEVELOPMENT
Our research and development activities primarily include independent research and development (IR&D) efforts related to U.S. Government programs. Company-sponsored IR&D efforts are included in general and administrative expenses and are generally allocated to U.S. Government contracts, while customer-sponsored research and development efforts are charged directly to the related contracts. Company-sponsored IR&D expenses totaled $507 million, $520 million and $543 million in 2013, 2012 and 2011, respectively. See Note 1 to the consolidated financial statements in Part II, Item 8.
PATENTS
We routinely apply for and own a number of U.S. and foreign patents related to the products and services we provide. In addition to owning a large portfolio of proprietary intellectual property, we license some intellectual property rights to and from third parties. The U.S. Government generally holds licenses to patents developed in the performance of U.S. Government contracts and may use or authorize others to use the inventions covered by these patents. Although these intellectual property rights are important to the operation of our business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would, in our opinion, have a material adverse effect on our financial position, annual results of operations and/or cash flows. See Risk Factors in Part I, Item 1A.
RAW MATERIALS
We have not experienced significant delays in the supply or availability of raw materials, nor have we experienced a significant price increase for raw materials, that would have a material adverse effect on our financial position, annual results of operations and/or cash flows. See Risk Factors in Part I, Item 1A and Overview in Part II, Item 7.
EMPLOYEE RELATIONS
We believe that we maintain good relations with our 65,300 employees, of which approximately 3,300 are covered by 16 collective bargaining agreements. We negotiated renewals of three of our collective bargaining agreements in 2013 and expect to negotiate renewals of two of our collective bargaining agreements in 2014. These negotiations did not have a material adverse effect on our financial position, annual results of operations and/or cash flows. For risks associated with collective bargaining agreements, see Risk Factors in Part I, Item 1A.

NORTHROP GRUMMAN CORPORATION

REGULATORY MATTERS
Government Contract Regulation
Our businesses are affected by numerous laws and regulations, including those relating to the award, administration and performance of U.S. Government contracts. The U.S. Government generally has the ability to terminate our contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If a U.S. Government contract were to be terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned had the contract been completed. Termination resulting from our default may expose us to liability and could have a material adverse effect on our ability to compete for other contracts. The U.S. Government also has the ability to stop work under a contract for a limited period of time for its convenience. In the event of a stop work order, we generally would be protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract. However, such temporary stoppages and delays could introduce inefficiencies for which we may not be able to negotiate full recovery from the U.S. Government, and could ultimately result in termination for convenience or reduced future orders on certain contracts. Additionally, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts, even if the U.S. Government is unable to make timely payments. See Risk Factors in Part I, Item 1A.
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
Contracts
We generate the majority of our business from long-term contracts with the U.S. Government for development, production, and support activities. Due to the long-term nature of our contracts with the U.S. Government and the products and services covered by these contracts, we generally recognize revenue using the percentage of completion method of accounting. Under the percentage of completion method of accounting, revenues are generally recognized as costs are incurred (cost-to-cost method) or as units are delivered (units-of-delivery method). Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. Government under the requirements of the Federal Acquisition Regulation (FAR) and Cost Accounting Standards (CAS) regulations. Examples of costs incurred by us and not billed to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, lobbying costs, certain legal costs, charitable donations, advertising costs and interest expense. Our long-term contracts typically fall into one of two broad categories:
Cost-type contracts – Cost-type contracts include cost plus fixed fee, award fee, and incentive fee contracts. Cost-type contracts provide for reimbursement of the contractor’s allowable costs incurred plus a fee. Cost-type contracts generally require that the contractor use its best efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fees on cost-type contracts can be fixed in terms of dollar value or percentage of costs. Award and incentive fees are based on performance criteria such as cost, schedule, quality, and technical performance. Award fees are determined and earned based on customer evaluation of the company's performance against negotiated criteria, and are intended to provide motivation for excellence in contract performance. Incentive fees that are based on cost provide for an initially negotiated fee to be adjusted later, typically using a formula to measure performance against the associated criteria, based on the relationship of total allowable costs to total target costs. Award and incentive fees that can reasonably be estimated and are deemed reasonably assured are recorded over the performance period of the contract.
Fixed-price contracts – A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is a pre-determined, negotiated amount and not generally subject to adjustment regardless of costs incurred by the contractor, absent changes in scope by the customer. Certain fixed-price incentive fee contracts provide for reimbursement of the contractor’s allowable costs plus a fee up to a ceiling amount, typically through a cost-sharing limit that affects profitability. These types of fixed-price incentive fee contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Time-and-materials contracts are considered fixed-price contracts as they specify a fixed hourly rate for each labor hour charged.

NORTHROP GRUMMAN CORPORATION

The following table summarizes sales for the year ended December 31, 2013, recognized by contract type and customer:

($ in millions)	U.S. Government	Other Customers(1)	Total	Percent of Total
Cost-type contracts	$12,523	$476	$12,999	53%
Fixed-price contracts	8,755	2,907	11,662	47%
Total sales	$21,278	$3,383	$24,661	100%

(1)	Other customer sales include foreign military sales.
Profit margins may vary materially depending on, among other things, the negotiated contract fee arrangements, the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
We monitor our policies and procedures with respect to our contracts on a regular basis to enhance consistent application under similar terms and conditions, as well as compliance with all applicable government regulations and laws. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency.
Environmental
Our manufacturing operations are subject to and affected by federal, state, foreign, and local laws and regulations relating to the protection of the environment. The estimated cost to complete remediation is accrued when it is probable that the company will incur costs to address environmental impacts and the costs are estimable. To assess the potential impact on the company’s financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account the facts currently available to the company regarding each site, as well as the current state of technology and prior experience. These estimates are reviewed periodically and adjusted to reflect changes in facts and circumstances. See Risk Factors in Part I, Item 1A, as well as Note 12 to the consolidated financial statements in Part II, Item 8.
In 2009, we established a goal of reducing our greenhouse gas emissions over a five-year period through December 31, 2014. In 2010, we established goals for water usage and solid waste generation. We have exceeded our goal for the reduction of greenhouse gas emissions and are on track to achieve our goals on water usage and solid waste generation.
We have incurred and expect to continue to incur capital and operating costs to comply with applicable environmental laws and regulations and satisfy green initiatives, including our goals. At this time, these costs have not had, and we do not expect that these costs will have, a material adverse effect on our consolidated financial position, annual results of operations and/or cash flows.
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

NORTHROP GRUMMAN CORPORATION

through, such Web sites. Such information should not be considered a part of this report, unless otherwise expressly incorporated by reference in this report.
Item 1A. Risk Factors
Our consolidated financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge you to consider carefully the risk factors described below in evaluating the information contained in this report as the outcome of one or more of these risks could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪
We depend heavily on a single customer, the U.S. Government, for a substantial portion of our business. Changes in this customer’s priorities and spending could have a material adverse effect on our financial position, results of operations and/or cash flows.

Our primary customer is the U.S. Government, from which we derived more than 86 percent of our total revenues during each of the past several years. The U.S. Government is implementing significant reductions in government spending and other significant program changes. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in priorities due to changes in defense spending levels, military strategy and planning and/or changes in social-political priorities. A shift in government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations and/or cash flows.
The U.S. Government generally has the ability to terminate contracts, in whole or in part, without prior notice, for its convenience or for default based on performance. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned had the contract been completed. Termination by the U.S. Government of a contract due to our default could require us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract, as well as other damages. Termination of a contract due to our default could have a material adverse effect on our financial position, results of operations and/or cash flows and could have a material adverse effect on our ability to compete for other contracts.
The U.S. Government also has the ability to stop work under a contract for a limited period of time for its convenience. It is possible that the U.S. Government could invoke this ability across a limited or broad number of contracts in this challenging fiscal environment. In the event of a stop work order, contractors are generally protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract. However, such temporary stoppages and delays could introduce inefficiencies for which we may not be able to negotiate full recovery from the U.S. Government, and could ultimately result in termination for convenience or reduced future orders on certain contracts. In this challenging environment, our business and industry could face terminations, change orders and stop work orders, which depending on their volume could further delay and jeopardize the ability to recover costs.

▪
Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions, as applicable. The impact, severity and duration of the current U.S. economic situation and plans adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event government funding for our significant programs becomes unavailable, or is reduced or delayed, our contract or subcontract

NORTHROP GRUMMAN CORPORATION

under such programs may be terminated or adjusted by the U.S. Government or the prime contractor, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets of at least $487 billion over a ten year period. Part II mandated substantial additional reductions through a process known as "sequestration," which took effect March 1, 2013, and resulted in approximately $40 billion of additional reductions to the FY 2013 defense budget.
In March 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act (2013) which included specific appropriations for our major federal customers, including the DoD, subject to further reductions or sequestration under the Budget Control Act.
In October 2013, Congress passed a continuing resolution to fund the government through January 15, 2014 (subsequently extended through January 18, 2014), and suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) through February 7, 2014.
In December 2013, Congress passed the National Defense Authorization Act (NDAA) for FY 2014. Congress also passed, and the President signed into law, the Bipartisan Budget Act of 2013, which set discretionary spending levels for FY 2014 and FY 2015. The legislation provides for additional budget funding of approximately $63 billion over FY 2014 and FY 2015. The additional funding is expected to alleviate some budget cuts that would otherwise have been instituted through sequestration in FY 2014 and FY 2015, with approximately $45 billion (generally split equally between defense and non-defense spending) applied to FY 2014.
On January 16, 2014, Congress passed the Consolidated Appropriations Act of 2014, providing for federal spending levels consistent with the Bipartisan Budget Act of 2013. The President signed the legislation into law on January 17, 2014. The discretionary spending levels for FY 2014 total approximately $1.1 trillion, of which the defense spending level is $572 billion, comprised of $487 billion in base defense and $85 billion in overseas contingency operations (OCO) funds.
The President's budget request for FY 2015 is currently due to Congress in February 2014. Congressional appropriation and authorization of spending for FY 2015 and beyond, including defense spending, and the application of sequestration remain marked by significant debate and an uncertain schedule. Congress and the Administration also continue to debate the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on defense spending broadly and the company's programs in particular.
If the existing debt ceiling is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. A debt ceiling breach could, among other impacts, have significant near and long-term consequences for our company, our employees, our suppliers and the defense industry. It could negatively affect the U.S. Government's timely payment of our billings, result in delayed cash collections and have a material adverse effect on our financial position, results of operations and/or cash flows.
The budget environment, including sequestration as currently mandated, remain a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold and what challenges budget reductions will present for the defense industry. We believe continued budget pressures will have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in lower awards, revenues, profits and cash flows from our U.S. Government contracts. Members of Congress continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on our company and the entire defense industry.
Long term funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, budget cuts could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the Department of Defense (DoD) has indicated are areas of focus for future defense spending, the long-term impact of the Budget Control Act, other defense spending cuts, and the ongoing fiscal debates remain uncertain and our business and industry could be materially adversely affected.

NORTHROP GRUMMAN CORPORATION

▪
As a U.S. Government contractor, we are subject to various procurement and other laws and regulations and could be adversely affected by changes in such laws and regulations or any negative findings from a U.S. Government audit or investigation.

U.S. Government contractors must comply with many significant procurement regulations and other specific legal requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs and are regularly evolving. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to allowability of compensation costs, counterfeit parts, specialty metals and conflict minerals), can increase our costs and risks and reduce our profitability.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, such as the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and the DoD Inspector General. These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions, forfeiture of profits or suspension or debarment. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.
We are from time to time subject to U.S. Government investigations relating to our operations. We also are subject to and expected to perform in compliance with a vast array of federal laws, including but not limited to the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, Cost Accounting Standards (CAS), Federal Acquisition Regulation (FAR), the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. If we are found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to reductions of the value of contracts; contract modifications or termination; the loss of export privileges; the assessment of penalties, fines, or compensatory, treble or other damages; or suspension or debarment, any of which could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	Our international business exposes us to additional risks.
Sales to customers outside the U.S. are an increasingly important component of our strategy. Our international business is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business in foreign countries. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if our international business continues to grow as we anticipate.
Our international business is subject to both U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export controls, technology transfer restrictions, repatriation of earnings, data protection, investment, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws, the anti-boycott provisions of the U.S. Export Administration Act, labor and employment, taxes, security restrictions and intellectual property. Failure by us, our employees, or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
Changes in regulations, political environments or security risks may affect our ability to conduct business in international markets. Our international business may also be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for significant penalties if we fail to meet such requirements.
The services and products we provide internationally, including those provided by subcontractors, are sometimes in countries with unstable governments and/or developing legal systems, in areas of military conflict or at military installations. This increases the risk of an incident resulting in harm or loss of life to our employees, subcontractors or other third parties or damage to our products. It also exposes the company to additional financial, contractual and legal risks.

NORTHROP GRUMMAN CORPORATION

We maintain insurance and take other steps to mitigate the risk and potential liabilities related to our international operations, but these steps may not be adequate to prevent loss or to cover resulting claims and liabilities, and we may be forced to bear substantial costs. In addition, any accidents or incidents that occur in connection with our international operations could result in negative publicity, which could adversely affect our reputation and make it more difficult for us to compete for future contracts or attract and retain employees or result in the loss of existing and future contracts. The impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	We are subject to various claims and litigation that could ultimately be resolved against us.
The size, nature and complexity of our business make us highly susceptible to claims and litigation. We are and may become subject to various administrative, civil or criminal litigation, environmental claims, income tax matters, compliance matters, claims and investigations, which could divert financial and management resources and result in fines, penalties, compensatory, treble or other damages or non-monetary relief. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of our reliance on government contracts and authorizations. Investigations, claims or litigation, if ultimately resolved against us, could have a material adverse effect on our financial position, results of operations and/or cash flows. Any investigation, claim, or litigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

▪	Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents or business partners.
We have implemented extensive policies, procedures, training and other compliance controls to prevent misconduct by employees, agents or others working on our behalf that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition and data privacy. However, we cannot ensure that we will prevent all such misconduct committed by our employees, agents or others working on our behalf, and the risk of improper conduct may be expected to increase in the current environment and as we expand globally. Such improper actions could subject us to administrative, civil or criminal investigations and monetary and non-monetary penalties, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	Competition within our markets and an increase in bid protests may reduce our revenues and market share.
We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities or be willing to accept more risk or lower profitability in competing for contracts. We have seen, and anticipate we will continue to see, increased competition in some of our core markets, especially as a result of the reduction in budgets for many U.S. Government agencies, fewer new program starts and an increased focus on affordability. Changes in U.S. defense spending may limit certain future market opportunities. We are facing increasing competition in our domestic and international markets from U.S., foreign and multinational firms. Additionally, some customers, including the DoD, may turn to commercial contractors, rather than traditional defense contractors, for information technology and other support work, or may utilize small business contractors or determine to source work internally rather than hiring a contractor. If we are unable to continue to compete successfully against our current or future competitors, we will experience declines in revenues and market share, which would negatively impact our financial position, results of operations and/or cash flows.
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

▪
Our future success depends, in part, on our ability to develop new products and new technologies and maintain technologies, facilities, equipment and a qualified workforce to meet the needs of our customers.

Many of the markets in which we operate are characterized by rapidly changing technologies. The product, program and service needs of our customers change and evolve regularly. Our success in the competitive defense industry depends upon our ability to develop and market our products and services and our ability to provide the people,

NORTHROP GRUMMAN CORPORATION

technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. If we fail to maintain our competitive position, we could lose a significant amount of future business to our competitors, which would have a material adverse effect on our ability to generate favorable financial results and maintain market share.
Our operating results are heavily dependent upon our ability to attract and retain sufficient personnel with requisite skills and/or security clearances. If qualified personnel become scarce or difficult to attract or retain in our industry for compensation-related or other reasons, we could experience higher labor, recruiting or training costs in order to attract and retain necessary employees. Failure to maintain a qualified workforce would result in significant difficulty in performing under our contracts.
Approximately 3,300 of our 65,300 employees are covered by an aggregate of 16 collective bargaining agreements, and we expect to negotiate renewals of two of our collective bargaining agreements in 2014. Collective bargaining agreements generally expire after three to five years, and are subject to renegotiation upon expiration. If we experience difficulties with renewals and renegotiations of existing collective bargaining agreements, we could incur additional expenses and may be subject to work stoppages. Any such expenses or delays could adversely affect programs served by employees who are covered by collective bargaining agreements.

▪
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting requirements.
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profitability could be inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received.
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
Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. This cost growth can occur if estimates to complete increase or initial estimates used for calculating the contract cost were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability or reduced productivity of labor, the nature and complexity of the work to be performed, technical or quality issues, the costs, timeliness and availability of materials and components, issues with significant subcontractors (availability, performance, quality, financial strength), the effect of any delays in performance, availability and timing of funding from the customer, the effect of any changes in law or regulation, and natural or environmental disasters. Further, items affecting our contract value may include the inability to recover any claims included in the estimates to complete. A significant change in estimates on one or more programs could have a material adverse effect on our financial position, results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

Our risk varies with the type of contract. Due to their nature, fixed-price contracts inherently have more risk than cost type contracts. In 2013, approximately 47 percent of our annual revenues were derived from fixed-price contracts. We typically enter into fixed-price contracts where costs can be more reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. If the terms specified in our contracts are not met, our profitability may be reduced and we may incur a loss. Fixed-price development work comprises a small portion of our fixed-price contracts. This type of work is inherently more uncertain as to future events than production contracts, and, as a result, there is typically more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are typically reduced. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates.
Other contracts are also subject to risk, for example, under a fixed-price incentive contract, the allowable costs incurred by the contractor are paid up to a ceiling, which can affect profitability. Further, under a cost type contract, the allowable costs incurred by the contractor are also subject to reimbursement plus a fee. We often enter into cost type contracts for development programs with complex design and technical challenges. These cost type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods or towards the end of the contract. In these cases, the associated financial risks are primarily in recognizing profit, which ultimately may not be earned, or program cancellation if cost, schedule, or technical performance issues arise.

▪	We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.
When agreeing to contractual terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. These assumptions and projections assess the cost, productivity and availability of labor, future levels of business base, complexity of the work to be performed, cost and availability of materials and components, impact of potential delays in performance and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates when there is sufficient information to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profitability.
Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect upon the profitability of one or more of the affected contracts and on our overall financial position, results of operations and/or cash flows. See Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7.

▪	Our business could be negatively impacted by security threats, including physical and cybersecurity threats, and other disruptions.
As a defense contractor, we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; threats to the safety of our directors, officers and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. These threats could lead to losses of sensitive information or capabilities, harm to personnel or infrastructure, and/or damage to our reputation. They could have a material adverse effect on our financial position, results of operations and/or cash flows.
Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information (ours or that of our customers or partners), and corruption of data, networks or systems. These events, if not prevented or effectively mitigated, could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability. They could have a material adverse effect on our financial position, results of operations and/or cash flows.
We provide cyber and information technology systems, products and services to various customers (government and commercial) and other third parties who also face these types of cybersecurity threats. Our systems, products and

NORTHROP GRUMMAN CORPORATION

services may themselves be subject to cybersecurity threats and/or they may not be able to detect or deter such threats to our customers, or effectively to mitigate resulting losses. These losses could adversely affect our customers and our company. They could result in damage to our reputation, loss of business and potential liability, any one of which could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪
Changes to business practices for U.S. Government contractors could have a significant adverse effect on current programs, potential new awards and the processes by which procurements are awarded and managed.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of, among other items, an increased focus on affordability, efficiencies, recovery of costs and a reprioritization of available defense funds to key areas for future defense spending. The DoD continues to adjust its procurement practices, requirements criteria and source selection methodology in its ongoing efforts to reduce costs, gain efficiencies and enhance program management and control. Further, the DCMA/DCAA have implemented cost recovery/cost savings initiatives designed to prioritize efforts to recover costs. As a result of certain of these initiatives, we have experienced and may continue to experience an increased number of audits and/or a lengthened period of time required to close open audits. More recently, the thresholds for certain allowable costs, including compensation costs, have been significantly reduced; others are being challenged, debated and, in certain cases, modified. Significant changes to the thresholds for allowable costs could adversely affect our financial position, results of operations and/or cash flows.
These efforts have had, and we expect them to continue to have, a significant impact on the contracting environment in which we do business. In connection with these cost reduction initiatives, the U.S. Government is also pursuing alternatives to shift additional responsibility and performance risks to the contractor. While the impact to our business as a result of these changes remains uncertain, our business and industry could be materially adversely affected.

▪
Our earnings and profitability depend, in part, on subcontractor performance as well as raw material and component availability and pricing. Adverse capital and credit market conditions may affect our suppliers' ability to perform.

We rely on other companies to provide raw materials and major components and subsystems for our products and to produce hardware elements and sub-assemblies, provide intellectual property, and perform some of the services we provide to our customers. Disruptions or performance problems caused by our subcontractors and suppliers could have an adverse effect on our ability to meet our commitments to customers.
Our ability to perform our obligations on time as a prime contractor could be adversely affected if one or more of our subcontractors or suppliers were unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely and cost-effective manner. Changes in economic conditions, including changes in defense budgets or credit availability, could adversely affect the financial stability of our subcontractors and suppliers and/or their ability to perform. The inability of our suppliers to perform could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other supplemental means to support our existing suppliers.
Our costs may increase over the term of our contracts. Through cost escalation provisions contained in some of our U.S. Government contracts, we may be protected from increases in certain costs to the extent the increases in our costs are in line with the escalation provisions in those contracts. However, the difference in basis between our actual costs and these escalation provisions may expose us to cost growth even with these provisions. A significant delay in supply deliveries of our key raw materials, components or intellectual property required in our production processes could have a material adverse effect on our financial position, results of operations and/or cash flows.
In connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the customer. There are currently several components for which there may only be one supplier. If a sole source supplier cannot meet our needs, we may be unable to find a suitable alternative. Consistent with the industry’s efforts, our procurement practices are intended to reduce the likelihood of our procurement of conflict materials or counterfeit or unauthorized parts or materials. In some circumstances, we must rely on certifications from our subcontractors and suppliers regarding their compliance with applicable laws and regulations regarding the parts or materials we procure. If certifications received from our subcontractors or suppliers are inaccurate, if we are unable to procure needed materials, components or parts, or if the parts we procure are counterfeit or not authorized, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

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

Goodwill accounts for approximately half of our total assets. We test goodwill amounts for impairment at least annually and consider whether an interim test is required if we believe potential impairment exists. The annual impairment test is based on several factors requiring judgment. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, our primary customer, including the impact of reductions to the defense budget and issues surrounding the national debt ceiling. If our contracts are cancelled, modified or terminated as a result of the resolution of these issues or otherwise, our revenues, profits and cash flows could be substantially lower than our current projections. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital and terminal value (based on market comparisons) could be negatively impacted. Such circumstances may result in an impairment of our goodwill. Further, the carrying values of our reporting units are significantly influenced by a number of factors including the discount rate used to determine our net pension liability. Therefore, the impact of changes in the discount rate on our pension liability could result in an impairment of goodwill absent any changes discussed above. We continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets. Significant write-offs of goodwill or other long-lived assets could have an adverse impact on our financial condition or results of operations.
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
Our operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns and other actions. Compliance with current and future environmental laws and regulations currently requires, and is expected to continue to require, significant operating and capital costs.
Environmental laws and regulations provide for substantial fines and criminal sanctions for violations. These laws and regulations may limit our operations or require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or decrease the likelihood of accidental hazardous substance releases. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to the cleanup of pollutants previously released into the environment. In addition, if we were found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the Environmental Protection Agency (EPA) on the “Excluded Parties List” maintained by the General Services Administration. The listing could continue until the EPA concludes that the cause of the violation has been corrected. Because listed facilities generally cannot be used in performing any U.S. Government contract until the violation is corrected, if we were listed on the Excluded Parties List it could have a material adverse effect on our financial position, results of operations and/or cash flows.
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
We own many U.S. and foreign patents, trademarks, copyrights, and other forms of intellectual property, and we license certain intellectual property rights to and from third parties. The U.S. Government generally holds licenses to certain intellectual property that we develop in performance of government contracts, and it may use or authorize others to use certain such intellectual property, typically for government purposes. More recently, we believe the U.S. Government has asserted or sought to obtain more extensive rights in intellectual property. The U.S. Government's efforts could result in a decrease in our ability to control the use of certain of our intellectual property

NORTHROP GRUMMAN CORPORATION

rights in a government contracting environment. Our intellectual property is also subject to challenge, invalidation, misappropriation or circumvention by third parties.
We also rely significantly upon proprietary technology, information, processes and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors and other parties, as well as through other measures. These agreements and other measures may not provide adequate protection for our unpatented proprietary information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors. In some instances, we have licensed the proprietary intellectual property of others, but we may be unable in the future to secure the necessary licenses to use such intellectual property on commercially reasonable terms. If we are unable adequately to protect our intellectual property rights, against claims by the U.S. Government or others, our business could be adversely affected. Moreover, the laws concerning intellectual property rights vary among countries and the protection provided to our intellectual property by these laws and foreign courts may not be the same as the remedies available under U.S. law.

▪	Our business is subject to disruption caused by natural disasters and environmental disasters that could adversely affect our profitability and our overall financial position.
We have significant operations located in regions that may be exposed to earthquakes, damaging storms and other natural disasters. Our business also may be subject to environmental disasters. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant. If insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs, it could have a material adverse effect on our financial position, results of operations and/or cash flows.
Our subcontractors and suppliers are also subject to natural and environmental disasters that could affect their ability to deliver or perform under a contract. Performance failures by our subcontractors due to natural and environmental disasters may adversely affect our ability to perform our obligations on the prime contract. Damages or other costs that may not be fully recoverable from the subcontractor or from the customer could reduce our profitability or result in a termination of the prime contract, which could have an adverse effect on our ability to compete for future contracts.
Natural and environmental disasters could also disrupt our workforce, electrical and other power distribution networks, including computer and internet operation and accessibility, and the critical industrial infrastructure needed for normal business operations. These disruptions could cause adverse effects on our profitability and performance.

▪
Our insurance coverage, customer indemnifications or other liability protections may be inadequate to cover all of our significant risks or our insurers may deny coverage of or be unable to pay for material losses we incur, which could adversely affect our profitability and overall financial position.

We endeavor to obtain insurance agreements from financially solid, highly rated counterparties in established markets to cover significant risks and liabilities (including, for example, natural disasters and product liability). Not every risk or liability can be insured, and, for risks that are insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us.
Disputes with insurance carriers over policy terms or the insolvency of one or more of our insurers may significantly affect the amount or timing of cash flows and, if litigation over coverage terms with the insurer becomes necessary, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations and/or cash flows.
In some circumstances we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations or otherwise. However, these protections are not always available, are typically subject to certain terms or limitations and may not be sufficient to cover all losses or liabilities incurred.

NORTHROP GRUMMAN CORPORATION

▪	Anticipated benefits of mergers, acquisitions, joint ventures, spin-offs or strategic alliances may not be realized.
As part of our overall strategy, we may, from time to time, merge with or acquire businesses, dispose of or spin-off businesses, form joint ventures or create strategic alliances. Whether we realize the anticipated benefits from these transactions depends, in part, upon the integration between the businesses involved, the performance of the underlying products, capabilities or technologies, the adequacy of the due diligence, the management of the operations and market conditions following these transactions. Accordingly, our financial results could be adversely affected by unanticipated performance issues, transaction-related charges, liabilities, amortization of expenses related to intangibles, charges for impairment of long-lived assets, guarantees, partner performance and indemnifications. Divestitures may result in continued financial involvement in the divested business, such as through guarantees, indemnifications, or other financial arrangements, following the transaction. Although we have established procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.

▪
Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions, future investment performance of plan assets, future health care costs and legislative or other regulatory actions.

A substantial portion of our current and retired employee population is covered by pension and other post-retirement benefit plans, the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit plan assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension and other post-retirement benefit plans are subject to legislative and other government regulatory actions. Variances from these estimates could have a material adverse effect on our financial position, results of operations and/or cash flows.
Additionally, due to government regulations, pension plan cost recoveries under our U.S. Government contracts occur in different periods from when those pension costs are recognized for financial statement purposes or when pension funding is made. These timing differences could have a material adverse effect on our cash flows. The cost accounting rules have been revised in order to partially harmonize the measurement and period of assignment of defined benefit pension plan costs allocable to U.S. Government contracts and the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act (PPA) of 2006. These rules better align, but do not eliminate, mismatches between ERISA funding requirements and CAS pension costs for U.S. Government CAS covered contracts.

▪	Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in applicable domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. Deferred tax assets are required to be measured at the statutory tax rate currently in effect; therefore a change in the U.S. corporate tax rate would result in a remeasurement of our net deferred tax assets through the income tax provision. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and significantly affect our financial position, results of operations and/or cash flows.

▪	Our nuclear-related operations subject us to various environmental, regulatory, financial and other risks.
Our nuclear-related operations subject us to various risks, including potential liabilities relating to harmful effects on the environment and human health that may result from nuclear-related operations and the storage, handling and disposal of radioactive materials. We are also subject to reputational harm and potential liabilities arising out of a nuclear incident, whether or not it is within our control. The U.S. Government and prime contractors sometimes provide certain indemnity and other protection under certain of our government related contracts pursuant to, or in connection with, Public Law 85-804 and the Price-Anderson Nuclear Industries Indemnity Act for certain nuclear-related risks. If there was a nuclear incident and that indemnity or other protection (especially in connection with a

NORTHROP GRUMMAN CORPORATION

commercial contract) was not available to cover our losses and liabilities, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

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
We are not aware of any facts or circumstances that would cause any of the factual statements or representations in the IRS ruling or the opinion to be incomplete or untrue at the time of the spin-off transaction. Nevertheless, if the IRS determines that any of the factual statements or representations that the IRS ruling or the opinion was based on were incomplete or untrue, or if certain facts or circumstances upon which the IRS ruling or the opinion was based were materially different from those at the time of the spin-off, we and our shareholders may not be able to rely on the IRS ruling or the opinion of counsel and could be subject to significant tax liabilities, which could have a material adverse effect on our financial position, results of operations and/or cash flows.

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
Item 1B. Unresolved Staff Comments
None.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-K and the information we are incorporating by reference contain statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends,” "goals," and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified under Risk Factors in Part I, Item 1A and other important factors disclosed in this report and from time to time in our other filings with the SEC.
You are urged to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of forward-looking statements. These forward-looking statements speak only as of the date this

NORTHROP GRUMMAN CORPORATION

report is first filed or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
Item 2. Properties
At December 31, 2013, we owned or leased approximately 35 million square feet of floor space at approximately 502 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses. At December 31, 2013, we leased to third parties approximately 307,000 square feet of our owned and leased facilities, and had vacant floor space of approximately 604,000 square feet.
At December 31, 2013, we had major operations at the following locations:
AEROSPACE SYSTEMS
Carson, El Segundo, Manhattan Beach, Mojave, Palmdale, Redondo Beach and San Diego, CA; Melbourne and St. Augustine, FL; Devens, MA; Moss Point, MS; and Bethpage, NY.
ELECTRONIC SYSTEMS
Azusa, Sunnyvale and Woodland Hills, CA; Apopka, FL; Rolling Meadows, IL; Annapolis, Elkridge, Halethorpe, Linthicum and Sykesville, MD; Williamsville, NY; Cincinnati, OH; Salt Lake City, UT; and Charlottesville, VA. Locations outside the U.S. include France, Germany and Italy.
INFORMATION SYSTEMS
Huntsville, AL; Carson, McClellan, Redondo Beach, San Diego and San Jose, CA; Aurora and Colorado Springs CO; Annapolis Junction, MD; Bellevue, NE; Beavercreek, OH; and Chantilly, Chester, Fairfax, Herndon, McLean and Richmond, VA.
TECHNICAL SERVICES
Sierra Vista, AZ; Warner Robins, GA; Lake Charles, LA; Hill Air Force Base, UT; and Herndon, VA.
CORPORATE
Falls Church and Lebanon, VA; and Irving, TX.
The following is a summary of our floor space at December 31, 2013:

Square feet (in thousands)	Owned	Leased	U.S. Government Owned/Leased	Total
Aerospace Systems	6,338	5,410	1,930	13,678
Electronic Systems	8,217	2,680	—	10,897
Information Systems	658	6,082	—	6,740
Technical Services	145	1,818	1	1,964
Corporate	657	564	—	1,221
Total	16,015	16,554	1,931	34,500
We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
Item 3. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Note 11 to the consolidated financial statements in Part II, Item 8.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in Note 11 to the consolidated financial statements, we do not believe that the outcome of any matter pending against the company

NORTHROP GRUMMAN CORPORATION

is likely to have a material adverse effect on the company's consolidated financial position as of December 31, 2013, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A.
Item 4. Mine Safety Disclosures
No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK
We have 800,000,000 shares authorized at a $1 par value per share, of which 217,599,230 shares and 239,209,812 shares were outstanding as of December 31, 2013 and 2012, respectively.
PREFERRED STOCK
We have 10,000,000 shares authorized at a $1 par value per share, of which no shares were issued and outstanding as of December 31, 2013 and 2012.
MARKET INFORMATION
Our common stock is listed on the New York Stock Exchange and trades under the symbol NOC.
The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions.

	2013	2012
January to March	$64.20 to $70.21	$57.31 to $62.31
April to June	69.13 to 84.34	56.59 to 65.78
July to September	81.74 to 99.10	61.86 to 70.20
October to December	92.51 to 116.19	62.80 to 71.25
HOLDERS
The approximate number of common stockholders was 27,914 as of January 30, 2014.
DIVIDENDS
Quarterly dividends per common share for the most recent two years are as follows:

	2013	2012
January to March	$0.55	$0.50
April to June	0.61	0.55
July to September	0.61	0.55
October to December	0.61	0.55
Total	$2.38	$2.15

NORTHROP GRUMMAN CORPORATION

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFLIATED PURCHASERS
The table below summarizes our repurchases of common stock during the three months ended December 31, 2013:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
October	2,548,724	$ 97.38	2,548,724	$3,556
November	1,827,800	109.38	1,827,800	3,356
December	2,249,602	111.57	2,249,602	3,105
Total	6,626,126	$105.51	6,626,126	$3,105

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced in September 2013 upon the completion of the company's 2010 repurchase program. As of December 31, 2013, repurchases under the program totaled $895 million, and $3.1 billion remained under this share repurchase authorization. The repurchase program is expected to expire when we have used all authorized funds for repurchase.

(2)	Includes commissions paid.
Share repurchases take place from time to time, subject to market conditions and management's discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.
In connection with the spin-off of our former shipbuilding business, we obtained a Private Letter Ruling from the Internal Revenue Service (IRS) that generally limited our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expired on March 31, 2013. During this two year period, we repurchased approximately 67 million shares of our common stock.

NORTHROP GRUMMAN CORPORATION

STOCK PERFORMANCE GRAPH
Comparison of Cumulative Five Year Total Return
Among Northrop Grumman Corporation, the S&P 500 Index,
and the S&P Aerospace & Defense Index

(1)	Assumes $100 invested at the close of business on December 31, 2008, in Northrop Grumman Corporation common stock, Standard & Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.

(2)
The cumulative total return assumes reinvestment of dividends. In March 2011, we completed the spin-off of Huntington Ingalls Industries, Inc. (HII). Our shareholders received one share of HII common stock for every six shares of our common stock held on the record date. The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend.

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

(5)
This graph is not deemed to be "filed" with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
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
Selected Financial Data

	Year Ended December 31
$ in millions, except per share amounts	2013	2012	2011	2010	2009
Sales
U.S. Government	$21,278	$22,268	$23,432	$25,061	$24,423
Other customers(1)	3,383	2,950	2,980	3,082	3,227
Total sales	24,661	25,218	26,412	28,143	27,650
Operating income	3,123	3,130	3,276	2,827	2,274
Earnings from continuing operations	1,952	1,978	2,086	1,904	1,434
Basic earnings per share, from continuing operations	$8.50	$7.96	$7.54	$6.41	$4.49
Diluted earnings per share, from continuing operations	8.35	7.81	7.41	6.32	4.44
Cash dividends declared per common share	2.38	2.15	1.97	1.84	1.69
Year-End Financial Position
Total assets	$26,381	$26,543	$25,411	$31,410	$30,297
Notes payable to banks and long-term debt	5,930	3,935	3,948	4,724	4,011
Total long-term obligations(2)	9,946	10,973	8,940	7,947	8,959
Financial Metrics
Cash provided by continuing operations	$2,483	$2,640	$2,347	$2,056	$1,995
Free cash flow from continuing operations(3)	2,119	2,309	1,855	1,471	1,454
Other Information
Company-sponsored research and development expenses	$507	$520	$543	$580	$588
Total backlog	37,033	40,809	39,515	46,842	48,741
Square footage at year-end (in thousands)	34,500	35,053	37,397	38,218	37,990
Number of employees at year-end	65,300	68,100	72,500	79,600	81,800

(1)	Other customer sales includes foreign military sales.

(2)
Total long-term obligations includes the long-term portions of debt, pension and other post-retirement benefit plan liabilities, deferred compensation, unrecognized tax benefits, environmental liabilities and other long-term obligations.

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
Political and Economic Environment
The U.S. Government continues to face substantial fiscal and economic challenges, which affect funding for its discretionary and non-discretionary budgets. Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets by at least $487 billion over a ten year period, and the fiscal year (FY) 2013 impacts were incorporated in the U.S. Government's FY 2013 budget. Part II mandated substantial additional reductions, through a process known as “sequestration,” which took effect March 1, 2013, and resulted in approximately $40 billion of additional reductions to the FY 2013 defense budget.
In March 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act (2013) which included specific appropriations for our major federal customers, including the DoD, subject to further reductions or sequestration under the Budget Control Act.
In October 2013, Congress passed a continuing resolution to fund the government through January 15, 2014 (subsequently extended through January 18, 2014), and suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) through February 7, 2014.
In December 2013, Congress passed the National Defense Authorization Act (NDAA) for FY 2014. Congress also passed, and the President signed into law, the Bipartisan Budget Act of 2013, which set discretionary spending levels for FY 2014 and FY 2015. The legislation provides for additional budget funding of approximately $63 billion over FY 2014 and FY 2015. The additional funding is expected to alleviate some budget cuts that would otherwise have been instituted through sequestration in FY 2014 and FY 2015, with approximately $45 billion (generally split equally between defense and non-defense spending) applied to FY 2014.
On January 16, 2014, Congress passed the Consolidated Appropriations Act of 2014, providing for federal spending levels consistent with the Bipartisan Budget Act of 2013. The President signed the legislation into law on January 17, 2014. The discretionary spending levels for FY 2014 total approximately $1.1 trillion, of which the defense spending level is $572 billion, comprised of $487 billion in base defense and $85 billion in overseas contingency operations (OCO) funds.
The President's budget request for FY 2015 is currently due to Congress in February 2014. Congressional appropriation and authorization of spending for FY 2015 and beyond, including defense spending, and the application of sequestration remain marked by significant debate and an uncertain schedule. Congress and the Administration also continue to debate the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on defense spending broadly and the company's programs in particular.
If the existing debt ceiling is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. A debt ceiling breach could, among other impacts, have significant near and long-term consequences for our company, our employees, our suppliers and the defense industry. It could negatively affect the U.S. Government's timely payment of our billings, result in delayed cash collections and have a material adverse effect on our financial position, results of operations and/or cash flows.
The budget environment, including sequestration as currently mandated, remain a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold and what challenges budget reductions will present for the defense industry. We believe continued budget pressures will have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in lower awards, revenues, profits and cash flows from our U.S. Government contracts. Members of Congress continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on our company and the entire defense industry.
Faced with continued budget uncertainty and continued threats to national security, the DoD is reviewing the roles and structure of the U.S. military. In January 2012, the DoD announced a new defense strategy intended to guide its priorities and budgeting decisions. The strategy calls for the U.S. military to project power globally and operate effectively in all domains, including cyberspace, and places particular emphasis on Asia Pacific as an area of strategic focus. In March 2013, the Secretary of Defense directed senior Pentagon officials to conduct a

NORTHROP GRUMMAN CORPORATION

comprehensive strategic review of the DoD strategy, including examination of the choices underlying the strategy, force posture, investments and institutional management in light of the budgetary and strategic environment. The DoD briefed the results of this review in late July 2013 and provided some broad indications of the choices being weighed. In examining budget constraints within a sequestration environment over the next decade, the DoD determined reductions in personnel, compensation and benefits, force structure, and modernization likely would be necessary. On force planning, the review broadly outlined several options, some that favor current capacity and others that emphasize future investments. The DoD has stated that while the review demonstrated various alternatives, decisions are still being finalized. Program and budget deliberations for the FY 2015 defense plan, currently scheduled for delivery to Congress in February 2014, are ongoing within the DoD. The next Quadrennial Defense Review is scheduled to be completed and delivered to Congress in 2014. These various strategic reviews, as well as budget plans, proposed by the Administration and considered by Congress, may impact future funding for the company's programs.
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
The company believes it has additional international opportunities (direct and foreign military sales), beyond those realized today, to sell its products and services outside the U.S. market, particularly in the domains of unmanned systems, cyber, C4ISR, logistics and manned military aircraft. The Administration is addressing and supporting export control reforms that could enhance our ability to take advantage of these opportunities. The company is dedicating additional resources to expanding its international sales with emphases on Australia, the Middle East, Asia and Europe, through both organic growth and acquisitions. To the extent these efforts are successful, increases in international awards, revenues, profits and cash flows may offset, or partially offset, potential declines resulting from the U.S. political and economic environment described above.
See Risk Factors located in Part I, Item 1A for a more complete description of risks we face.
Operating Performance Assessment and Reporting
We manage and assess our business based on our performance on contracts and programs (two or more closely-related contracts), with consideration given to the Critical Accounting Policies, Estimates and Judgments described later in this section. Sales on our portfolio of long-term contracts is primarily recognized using the cost-to-cost method of percentage of completion accounting, but in some cases the units-of-delivery method of percentage of completion accounting. As a result, sales tend to fluctuate in concert with costs across our large portfolio of contracts. Due to Federal Acquisition Regulation (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as manufacturing, engineering and design labor costs, subcontractor costs, material costs, overhead costs, and general and administrative costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.
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

NORTHROP GRUMMAN CORPORATION

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
CONSOLIDATED OPERATING RESULTS
Selected financial highlights, excluding the results of discontinued operations, are presented in the table below:

	Year Ended December 31
$ in millions, except per share amounts	2013	2012	2011
Sales	$24,661	$25,218	$26,412
Operating costs and expenses	21,538	22,088	23,136
Operating income	3,123	3,130	3,276
Operating margin rate	12.7%	12.4%	12.4%
Federal and foreign income tax expense	$ 911	$ 987	$ 997
Effective income tax rate	31.8%	33.3%	32.3%
Diluted earnings per share	$ 8.35	$ 7.81	$ 7.52
Cash provided by continuing operations	$ 2,483	$ 2,640	$ 2,347
Sales
Sales for 2013 decreased $557 million, or 2 percent, as compared with 2012. Sales for 2012 decreased $1.2 billion, or 5 percent, as compared with 2011.
The table below shows the variances in segment sales from the respective prior years:

	Variance from Prior Year
$ in millions	2013		2012
Aerospace Systems	$ 37	0%	$ 13	0%
Electronic Systems	199	3%	(422)	(6%)
Information Systems	(760)	(10%)	(565)	(7%)
Technical Services	(176)	(6%)	(174)	(5%)
Intersegment sales elimination	143	(7%)	(46)	2%
Total sales variance	($557)	(2%)	($1,194)	(5%)
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

NORTHROP GRUMMAN CORPORATION

Operating costs and expenses comprise the following:

	Year Ended December 31
$ in millions	2013	2012	2011
Product and service costs	$19,282	$19,638	$20,786
General and administrative expenses	2,256	2,450	2,350
Operating costs and expenses	$21,538	$22,088	$23,136
2013 – Product and service costs for 2013 decreased $356 million, or 2 percent, as compared with 2012, consistent with the change in sales. General and administrative expenses as a percentage of total sales decreased to 9.1 percent in 2013, from 9.7 percent in 2012; the decrease reflects lower indirect costs principally related to cost reduction initiatives at Information Systems, as well as lower bid and proposal expenses.
2012 – Product and service costs for 2012 decreased $1.1 billion, or 6 percent, as compared with 2011. The primary driver of the reduction in product and service costs was reduced volume at Electronic Systems, Information Systems and Technical Services. General and administrative expenses as a percentage of total sales increased to 9.7 percent in 2012, from 8.9 percent in 2011; the increase includes the impact of lower sales, higher indirect costs related to compensation accruals and cost classification changes to standardize cost accounting practices at one of our segments, as well as higher bid and proposal expenses.
For the product and service costs detail, see the Product and Service Analysis section that follows Segment Operating Results.
Operating Income
We define operating income as sales less operating costs and expenses, which includes general and administrative expenses. Changes in estimated contract operating income at completion, resulting from changes in estimated sales, operating costs and expenses, are recorded using the cumulative catch-up method of accounting. The aggregate effects of these changes in our estimated costs at completion, across our portfolio of contracts, can have a significant effect on our reported sales and operating income in each of our reporting periods. Cumulative catch-up adjustments are presented in the table below:

	Year Ended December 31
$ in millions	2013	2012	2011
Favorable adjustments	$1,044	$1,270	$1,123
Unfavorable adjustments	(291)	(285)	(385)
Net favorable adjustments	$ 753	$ 985	$ 738
Federal and Foreign Income Taxes
2013 – The effective tax rate on earnings from continuing operations for 2013 was 31.8 percent, as compared with 33.3 percent in 2012. The company's lower effective tax rate for 2013 includes a $37 million benefit for the American Taxpayer Relief Act, enacted in January 2013, which reinstated research tax credits for 2012 and 2013, and a $21 million benefit for higher section 199 manufacturing deductions than in the prior year.
2012 – The effective tax rate on earnings from continuing operations for 2012 was 33.3 percent, as compared with 32.3 percent in 2011. The higher effective tax rate reflects the change in net tax benefits related to the absence of research tax credits, which expired at the end of 2011. Although the American Taxpayer Relief Act of 2012 extended the research tax credit through 2013, it was not enacted until January 2013.
Diluted Earnings Per Share
2013 – Diluted earnings per share for 2013 increased by $0.54, or 7 percent, as compared with 2012. The higher diluted earnings per share is primarily due to the benefit of 2012 and 2013 share repurchases.
2012 – Diluted earnings per share for 2012 increased by $0.29, or 4 percent, as compared with 2011. The higher diluted earnings per share reflects the benefit of 2011 and 2012 share repurchases and higher segment operating income, partially offset by lower earnings reflecting the lower net Financial Accounting Standards/Cost Accounting Standards (FAS/CAS) pension adjustment.

NORTHROP GRUMMAN CORPORATION

Cash Provided by Continuing Operations
2013 – Net cash provided by continuing operations for 2013 decreased by $157 million, or 6 percent, as compared with 2012, principally due to higher voluntary pension contributions in 2013, partially offset by changes in trade working capital. In 2013, we contributed $579 million to our pension plans, of which $500 million was voluntarily pre-funded, as compared with $367 million in 2012, of which $300 million was voluntarily pre-funded.
2012 – Net cash provided by continuing operations for 2012 increased by $293 million, or 12 percent, as compared with 2011, principally driven by lower pension contributions, partially offset by higher income taxes paid. In 2012, we voluntarily pre-funded our pension plans by $300 million, as compared to $1.0 billion in 2011.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned in four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. This section discusses segment sales, operating income and operating margin rates. The reconciliation of segment sales to total sales is provided in Note 4 to the consolidated financial statements in Part II, Item 8, with the difference being intersegment sales eliminations. For purposes of the discussion in this Segment Operating Results section, references to operating income and operating income margin rate reflect segment operating income and segment operating margin rate.
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

	Year Ended December 31
$ in millions	2013	2012	2011
Segment operating income	$3,080	$3,176	$3,055
Segment operating margin rate	12.5%	12.6%	11.6%
2013 - Segment operating income for 2013 decreased by $96 million, or 3 percent, as compared with 2012. The decrease in segment operating income was principally due to lower sales. The decrease in operating margin rate reflects lower net favorable adjustments in 2013, partially offset by higher contract margin rates across our portfolio resulting from several factors, including the continuing effect of prior net favorable adjustments.
2012 - Segment operating income for 2012 increased by $121 million, or 4 percent, as compared with 2011, due to a number of factors including improved performance, particularly at Electronic Systems. The improved performance reflects mitigation of contract risks and cost reduction initiatives, as well as portfolio shaping efforts. The increase in segment operating margin rate reflects this improved segment performance on lower sales.
The table below reconciles segment operating income to total operating income:

	Year Ended December 31
$ in millions	2013	2012	2011
Segment operating income	$3,080	$3,176	$3,055
FAS pension expense in accordance with GAAP	(374)	(374)	(238)
Pension expense in accordance with CAS	542	506	638
Net FAS/CAS pension adjustment	168	132	400
Unallocated corporate expenses	(119)	(168)	(166)
Other	(6)	(10)	(13)
Total operating income	$3,123	$3,130	$3,276
For financial statement purposes, we account for our employee pension plans in accordance with GAAP under FAS. We charge the costs of these plans to our contracts in accordance with the FAR and the related CAS that govern such

NORTHROP GRUMMAN CORPORATION

plans. The net FAS/CAS pension adjustment is pension expense determined in accordance with GAAP less pension expense charged to contracts and included in segment operating income. The increase in net FAS/CAS pension adjustment during 2013 reflects an update for actual demographic experience as of January 1, 2013, which resulted in an increase to the company's 2013 CAS pension expense.
Unallocated corporate expenses generally include the portion of corporate expenses, other than FAS pension costs, not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. The decrease in unallocated corporate expenses for 2013, as compared to 2012, is primarily due to lower year-over-year provisions for disallowed costs and litigation matters and the favorable settlement of overhead claims, partially offset by changes in deferred tax assets due to lower blended state income tax rates.
AEROSPACE SYSTEMS

	Year Ended December 31
$ in millions	2013	2012	2011
Sales	$10,014	$9,977	$9,964
Operating income	1,215	1,218	1,217
Operating margin rate	12.1%	12.2%	12.2%
2013 - Aerospace Systems sales for 2013 were slightly higher than 2012, due to higher volume on manned military aircraft programs, offset by lower volume on unmanned and space programs. The increase in manned military aircraft programs reflects higher sales of $107 million from increased deliveries on the F-35 program, as well as higher volume on the B-2 and E-2D Advanced Hawkeye programs, partially offset by lower volume on various other programs. The decrease for unmanned programs reflects lower sales of $295 million on the Global Hawk program largely due to ramp-down on sustainment, support and logistics contracts, partially offset by higher sales of $187 million on the NATO Alliance Ground Surveillance (AGS) program resulting from ramp-up activities. The decrease in space programs reflects lower volume for restricted programs due to ramp-down activities, and higher volume on the James Webb Space Telescope (JWST) and Advanced Extremely High Frequency (AEHF) programs.
Operating income and operating margin rate for 2013 were comparable to 2012. Operating income and operating margin rate also reflect the impact of a forward loss recognized on a restricted program, which was offset by the continuing effect of higher contract margin rates across the segment principally related to prior net favorable adjustments.
2012 - Aerospace Systems sales for 2012 were comparable to 2011. Sales of unmanned systems increased approximately $280 million, primarily related to ramping up on the NATO AGS and Fire Scout programs. Additionally, there was higher volume of approximately $200 million on the F-35 program due to deliveries on LRIP 5, the first F-35 contract accounted for under the units-of-delivery method. These increases were offset by the termination of a weather satellite program, which reduced sales by approximately $175 million, as well as lower sales on the Joint Surveillance Target Attack Radar System (JSTARS), F/A-18 and certain restricted space programs.
Operating income and operating margin rate for 2012 were comparable to 2011. The operating income and operating margin rate reflect approximately $90 million lower operating income from the F/A-18 program's lower volume and transition from the multi-year 2 contract to the lower margin multi-year 3 contract, principally offset by performance improvements in space systems and higher operating margin rates and volume on sales of unmanned systems.
ELECTRONIC SYSTEMS

	Year Ended December 31
$ in millions	2013	2012	2011
Sales	$7,149	$6,950	$7,372
Operating income	1,226	1,187	1,070
Operating margin rate	17.1%	17.1%	14.5%
2013 - Electronic Systems sales for 2013 increased $199 million, or 3 percent, as compared with 2012. The increase was due to higher sales on international programs of $244 million and space programs, partially offset by lower

NORTHROP GRUMMAN CORPORATION

sales on navigation and maritime systems programs of $132 million due to decreased deliveries, as well as lower volume on laser systems programs associated with in-theater force reductions.
Operating income for 2013 increased $39 million, or 3 percent, as compared with 2012, consistent with the higher sales volume described above. Operating margin rate was comparable with 2012, and reflects higher margin rates on our current portfolio of programs, a reduction in net favorable adjustments and the reversal of a $26 million non-programmatic risk reserve.
2012 - Electronic Systems sales for 2012 decreased $422 million, or 6 percent, as compared with 2011. The decrease was largely due to lower volume of approximately $160 million on infrared countermeasures sales and approximately $250 million lower postal automation sales, including approximately $150 million from our decision to de-emphasize our U.S. postal automation business. These declines, as well as declines due to troop draw down and reduced overseas contingency operations funding, were partially offset by approximately $190 million higher volume on space programs.
Operating income for 2012 increased $117 million, or 11 percent, as compared with 2011. Operating margin rate increased to 17.1 percent in 2012 from 14.5 percent in 2011. The higher operating income and operating margin rate reflect approximately $160 million of additional performance improvements over 2011, primarily on several combat avionics programs. These performance improvements include the effect of unfavorable adjustments of approximately $50 million on a domestic postal automation program in the prior year that did not recur in 2012.
INFORMATION SYSTEMS

	Year Ended December 31
$ in millions	2013	2012	2011
Sales	$6,596	$7,356	$7,921
Operating income	633	761	766
Operating margin rate	9.6%	10.3%	9.7%
2013 - Information Systems sales for 2013 decreased $760 million, or 10 percent, as compared with 2012. The sales decline includes a $98 million impact for the transfer of intercompany efforts to our corporate shared services organization. Excluding the transfer, 2013 sales declined 9 percent due to lower funding levels, including the impacts of sequestration, and lower volume for programs impacted by in-theater force reductions and contract completions.
Operating income for 2013 decreased $128 million, or 17 percent, as compared with 2012. Operating margin rate decreased to 9.6 percent in 2013 from 10.3 percent in 2012. Lower operating income and operating margin rate were primarily due to the lower sales volume described above and a $73 million reduction in net favorable adjustments compared with the prior year.
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
Operating income for 2012 decreased $5 million, or 1 percent, as compared with 2011. Operating margin rate increased to 10.3 percent in 2012 from 9.7 percent in 2011. The higher operating margin rate is primarily driven by performance improvements across a number of contracts, which largely offset the impact of lower volume on operating income.

NORTHROP GRUMMAN CORPORATION

TECHNICAL SERVICES

	Year Ended December 31
$ in millions	2013	2012	2011
Sales	$2,843	$3,019	$3,193
Operating income	262	268	260
Operating margin rate	9.2%	8.9%	8.1%
2013 - Technical Services sales for 2013 decreased $176 million, or 6 percent, as compared with 2012. The decrease was primarily due to lower sales of $127 million on the Intercontinental Ballistic Missile (ICBM) and integrated logistics and modernization programs, as well as portfolio shaping efforts.
Operating income for 2013 decreased $6 million, or 2 percent, as compared with 2012. Operating margin rate increased to 9.2 percent in 2013 from 8.9 percent in 2012. Lower operating income was driven by the lower sales volume described above, partially offset by higher operating margin rate primarily due to improved performance across a number of programs.
2012 - Technical Services sales for 2012 decreased $174 million, or 5 percent, as compared with 2011. The decrease was primarily due to reduced volume from portfolio shaping of approximately $70 million as we focused our operations into core areas, lower KC-10 logistics activity of approximately $60 million and lower ICBM logistics and modernization activity of approximately $50 million.
Operating income for 2012 increased $8 million, or 3 percent, as compared with 2011. Operating margin rate increased to 8.9 percent in 2012 from 8.1 percent in 2011. The higher operating income and operating margin rate were primarily due to improved performance on the KC-10 program, partially offset by lower sales volume as described above.
PRODUCT AND SERVICE ANALYSIS

	Year Ended December 31
$ in millions	2013	2012	2011
Product sales	$14,033	$13,838	$15,073
Product costs(1)	10,623	10,415	11,491
% of product sales	75.7%	75.3%	76.2%
Service sales	$10,628	$11,380	$11,339
Service costs(1)	8,659	9,223	9,295
% of service sales	81.5%	81.0%	82.0%

(1)	Product and service costs do not include an allocation of general and administrative expenses.
2013 - Product costs as a percentage of product sales for 2013 increased 40 basis points, as compared with 2012. The increase is primarily due to lower product operating margins in newly awarded programs at Information Systems.
Service costs as a percentage of service sales for 2013 increased 50 basis points, as compared with 2012. The increase is primarily due to lower service operating margins at Aerospace Systems and Information Systems.
2012 - Product costs as a percentage of product sales for 2012 decreased 90 basis points, as compared with 2011. This improvement reflects higher margins on combat avionics at Electronic Systems.
Service costs as a percentage of service sales for 2012 decreased 100 basis points, as compared with 2011. This improvement reflects higher service margins in all four business segments. The improvement is principally driven by higher margins on certain military aircraft programs at Aerospace Systems and an increase in favorable performance adjustments across a number of programs at Electronic Systems.

NORTHROP GRUMMAN CORPORATION

The following table presents product and service sales and operating costs and expenses by segment:

	Year Ended December 31
$ in millions	2013		2012		2011
Segment Information:	Sales	Costs	Sales	Costs	Sales	Costs
Aerospace Systems
Product	$ 8,210	$ 7,197	$ 8,729	$ 7,704	$ 8,701	$ 7,622
Service	1,804	1,602	1,248	1,055	1,263	1,125
Electronic Systems
Product	5,574	4,612	5,346	4,438	6,041	5,161
Service	1,575	1,311	1,604	1,325	1,331	1,141
Information Systems
Product	990	895	708	606	486	430
Service	5,606	5,068	6,648	5,989	7,435	6,725
Technical Services
Product	210	191	213	196	501	456
Service	2,633	2,390	2,806	2,555	2,692	2,477
Segment Totals
Total Product	$14,984	$ 12,895	$14,996	$12,944	$15,729	$13,669
Total Service	11,618	10,371	12,306	10,924	12,721	11,468
Intersegment eliminations	(1,941)	(1,685)	(2,084)	(1,826)	(2,038)	(1,780)
Total Segment(1)	$24,661	$ 21,581	$25,218	$22,042	$26,412	$23,357

(1)	The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Segment Operating Results section above.
Product Sales and Product Costs
2013 - Product sales for 2013 were comparable with 2012, primarily due to lower product sales at Aerospace Systems, offset by higher product sales at Information Systems and Electronic Systems. The decrease at Aerospace Systems reflects the revision in the classification of certain operations, maintenance, and sustainment contracts from product to service in 2013. The increase at Information Systems was primarily due to newly awarded product contracts and the increase at Electronic Systems was primarily driven by higher volume as described in the Segment Operating Results section above.
Product costs for 2013 were comparable with 2012, primarily due to lower product costs at Aerospace Systems, offset by higher product costs at Information Systems and Electronic Systems. The decrease at Aerospace Systems was consistent with the classification change noted above. The decrease was offset by newly awarded product contracts at Information System and higher sales volume at Electronic Systems, as described above.
2012 - Product sales for 2012 decreased $733 million, or 5 percent, as compared with 2011, primarily due to lower product sales at Electronic Systems and Technical Services, partially offset by higher product sales at Information Systems. The decrease at Electronic Systems primarily relates to lower volume of approximately $90 million in combat avionics and approximately $250 million in domestic and international postal automation programs. The decline at Technical Services was due to the change in classification of the ICBM program from product to service at the beginning of 2012, as the program transitioned from modernization to predominantly sustainment services. The increase at Information Systems was primarily driven by higher intercompany volume.
Product costs for 2012 decreased by $725 million, or 5 percent, as compared with 2011, primarily due to lower sales volume and increased performance improvement adjustments at Electronic Systems and the change in classification of the ICBM program at Technical Services, offset by higher product volume at Information Systems, as described above.
Service Sales and Service Costs
2013 - Service sales for 2013 decreased $688 million, or 6 percent, as compared with 2012, primarily due to lower service sales at Information Systems, partially offset by higher service sales at Aerospace Systems. The decrease at Information Systems is due to lower service sales across a number of programs, as described in the Segment Operating Results section above. The higher service sales at Aerospace Systems reflects the revision in the

NORTHROP GRUMMAN CORPORATION

classification from product to service, as described above, and higher volume on certain military aircraft service contracts in 2013.
Service costs for 2013 decreased $553 million, or 5 percent, as compared with 2012, primarily due to lower service volume at Information Systems, partially offset by higher service sales at Aerospace Systems, consistent with the change in service sales described above.
2012 - Service sales for 2012 decreased $415 million, or 3 percent, as compared with 2011, primarily due to lower service sales at Information Systems across a number of programs, partially offset by the transition of the ICBM program from product to service at Technical Services and higher service volume at Electronic Systems.
Service costs for 2012 decreased $544 million, or 5 percent, as compared with 2011, due to lower sales at Information Systems, partially offset by the transition of the ICBM program from product to service at Technical Services, as described above, and higher service volume at Electronic Systems. The service activities at Aerospace Systems and Electronic Systems were performed at higher operating margin rates than in 2011, resulting in service costs decreasing more than service sales.
BACKLOG
Total backlog includes both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For multi-year service contracts with non-U.S. Government customers having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as costs are incurred or deliveries are made.
Backlog consisted of the following at December 31, 2013 and 2012:

	2013			2012
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$10,061	$ 8,260	$18,321	$19,594
Electronic Systems	6,992	2,045	9,037	9,471
Information Systems	3,285	3,579	6,864	8,541
Technical Services	2,206	605	2,811	3,203
Total backlog	$22,544	$14,489	$37,033	$40,809
Approximately $19.6 billion of the $37.0 billion total backlog at December 31, 2013, is expected to be converted into sales in 2014. U.S. Government orders comprised 80 percent of total backlog at the end of 2013. International orders, including foreign military sales, accounted for 14 percent of total backlog at the end of 2013. Domestic commercial backlog represented 6 percent of total backlog at the end of 2013.
New Awards
2013 - The estimated value of contract awards recorded during 2013 was $21.9 billion. On a net basis, awards during 2013 totaled $20.9 billion, reflecting $1.0 billion of adjustments during the first half of the year to reduce Information Systems unfunded backlog principally associated with expired periods of performance on active contracts, including several previously awarded task orders on IDIQ contracts. Significant new awards during 2013 include $2.2 billion for the F-35 program, $1.3 billion for the E-2D Advanced Hawkeye program, $866 million for the AEHF program, $694 million for the B-2 program, and $632 million for the Triton program.
2012 - The estimated value of contract awards recorded during 2012 was $26.5 billion. Significant new awards in 2012 included $1.7 billion for the NATO AGS Unmanned System program, $1.4 billion for the JWST program, $1.3 billion for the F-35 program, $1.2 billion for the E-2D Advanced Hawkeye program, $1.0 billion for international air defense programs and $689 million for the Global Hawk program.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating earnings into cash for deployment in our business and to maximize shareholder value. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including net cash provided by operating activities, free cash flow, net debt-to-equity and net debt-to-capital. We believe these measures are useful to investors in assessing our financial performance and condition.

NORTHROP GRUMMAN CORPORATION

During the second quarter of 2013, the company's board of directors authorized a new share repurchase program of up to $4.0 billion of the company’s common stock. At the same time, the company announced its plan to repurchase shares with the goal of retiring approximately 25 percent of its then outstanding shares (60 million shares) by the end of 2015, market conditions permitting. As of December 31, 2013, we had repurchased 20.8 million shares towards that goal.
During the second quarter of 2013, the company also issued $2.85 billion of unsecured senior notes (the Notes). The company used a portion of the net proceeds to redeem $850 million of unsecured senior notes due in 2014 and 2015 (see Note 10 in Part II, Item 8). The remaining net proceeds from the offering of the Notes will be used for general corporate purposes, including debt repayments, share repurchases, pension plan funding, acquisitions and working capital.
Cash balances and cash generated from continuing operations, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to fund our operations for at least the next 12 months. As of December 31, 2013, the amount of cash, cash equivalents, and marketable securities held outside of the U.S. by foreign subsidiaries was $597 million. We currently do not anticipate repatriating these balances to fund domestic operations. Capital expenditure commitments were $524 million at December 31, 2013, and are expected to be paid with cash on hand.
The table below summarizes key components of cash flow provided by operating activities from continuing operations:

	Year Ended December 31
$ in millions	2013	2012	2011
Net earnings	$1,952	$1,978	$2,118
Net earnings from discontinued operations	—	—	(32)
Non-cash items(1)	724	726	1,108
Retiree benefit funding in excess of expense	(281)	(71)	(904)
Trade working capital decrease and other	88	7	57
Cash provided by continuing operations	$2,483	$2,640	$2,347

(1)	Includes depreciation and amortization, stock based compensation expense and deferred income taxes.
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
The table below reconciles cash provided by continuing operations to free cash flow from continuing operations:

	Year Ended December 31
$ in millions	2013	2012	2011
Cash provided by continuing operations	$2,483	$2,640	$2,347
Less: Capital expenditures	(364)	(331)	(492)
Free cash flow provided by continuing operations	$2,119	$2,309	$1,855
Cash Flows
The following is a discussion of our major operating, investing and financing activities from continuing operations for each of the three years in the period ended December 31, 2013, as classified on the consolidated statements of cash flows in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Operating Activities
2013 – Cash provided by continuing operations for 2013 decreased $157 million, or 6 percent, as compared with 2012. The decrease was principally driven by higher voluntary pension contributions in 2013, partially offset by changes in trade working capital. In 2013, we contributed $579 million to our pension plans, of which $500 million was voluntarily pre-funded, as compared with $367 million in 2012, of which $300 million was voluntarily pre-funded.
2012 – Cash provided by continuing operations for 2012 increased $293 million, or 12 percent, as compared with 2011, primarily due to lower pension contributions, partially offset by higher income taxes paid. In 2012, we contributed $367 million to our pension plans, of which $300 million was voluntarily pre-funded, as compared with $1.1 billion in 2011, of which $1.0 billion was voluntarily pre-funded.
Investing Activities
2013 – Cash used in investing activities from continuing operations for 2013 increased $262 million, or 312 percent, as compared with 2012, primarily due to $250 million in proceeds from the maturity of short-term investments in 2012.
2012 – Cash used in investing activities from continuing operations for 2012 was $84 million, as compared to the cash provided by investing activities in 2011, reflecting a $1.4 billion contribution received from the spin-off of our former Shipbuilding business in 2011, partially offset by $250 million in proceeds from the maturity of short-term investments in 2012 that were purchased in 2011.
Financing Activities
2013 – Net cash used in financing activities for 2013 decreased $847 million, or 50 percent, as compared with 2012. The decrease was primarily due to the $2.0 billion of net proceeds received from the debt transactions described above, partially offset by higher repurchases of common stock in 2013.
2012 – Net cash used in financing activities for 2012 decreased $1.8 billion, or 51 percent, as compared with 2011, reflecting approximately $980 million lower repurchases of common stock and $768 million of debt repayments in 2011 that did not recur in 2012.
Credit Facilities
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
The Credit Agreement contains customary terms and conditions, including covenants restricting the company's ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the Credit Agreement) to exceed 65 percent. The company is in compliance with all covenants under the Credit Agreement. At December 31, 2013, there was no balance outstanding under this facility.
Other Sources and Uses of Capital
Additional Capital – We believe we can obtain additional capital, if necessary for long-term liquidity, from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC), which allows us to access capital in a timely manner.
Financial Arrangements – In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks, and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2013, there were $345 million of stand-by letters of credit and guarantees, and $157 million of surety bonds outstanding.

NORTHROP GRUMMAN CORPORATION

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2013, and the estimated timing of future cash payments:

$ in millions	Total	2014	2015- 2016	2017- 2018	2019 and beyond
Long-term debt	$ 5,928	$ 2	$ 113	$1,056	$4,757
Interest payments on long-term debt	3,996	285	554	527	2,630
Operating leases	943	277	408	168	90
Purchase obligations(1)	7,922	4,601	2,515	654	152
Other long-term liabilities(2)	1,153	308	320	131	394
Total contractual obligations	$19,942	$5,473	$3,910	$2,536	$8,023

(1)
A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to suppliers and subcontractors pertaining to funded contracts.

(2)
Other long-term liabilities primarily consist of total accrued environmental reserves, deferred compensation, and other miscellaneous liabilities, of which $100 million is related to environmental reserves recorded in other current liabilities. It excludes obligations for uncertain tax positions of $272 million, as the timing of such payments, if any, cannot be reasonably estimated.

The table above also excludes estimated minimum funding requirements for retirement and other post-retirement benefit plans, as set forth by the Employee Retirement Income Security Act (ERISA). For further information about future minimum contributions for these plans, see Note 13 to the consolidated financial statements in Part II, Item 8. Further details regarding long-term debt and operating leases can be found in Notes 10 and 12, respectively, to the consolidated financial statements in Part II, Item 8.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
Revenue Recognition
We generate the majority of our business from long-term contracts with the U.S. Government for development, production and support activities. We classify contract revenues as product or service depending on the predominant attributes of the underlying contract. We consider the nature of our contracts and the types of products and services provided when determining the proper accounting method for a particular contract.
Due to the long-term nature of our contracts, we generally recognize revenue using the percentage-of-completion method of accounting as work on our contracts progresses, which requires us to make reasonably dependable estimates for the design, manufacture, and delivery of our products and services. Contract revenues may include estimated amounts not contractually agreed to by the customer, including price redetermination, cost or performance incentives (such as award and incentive fees), un-priced change orders, claims, and requests for equitable adjustment. Amounts pertaining to provisions for price redetermination or for cost and/or performance incentives are included in sales when they are reasonably estimable. Our cost estimation process is based on the professional knowledge of our engineers, program managers and financial professionals, and draws on their significant experience and judgment. Such costs are typically incurred over a period of several years, and estimation of these costs requires the use of judgment. Factors considered in estimating the cost of the work to be completed include the availability, productivity and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability and cost of materials, the effect of any delays in performance and the level of indirect cost allocations.
We update our contract estimates at least annually and more frequently as determined by the occurrence of events or changes in circumstances. We generally review and reassess our revenue, cost and profit estimates for each significant contract on a quarterly basis. We recognize changes in estimates using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes on current and prior periods. Revenue and profit on future periods of contract performance are recognized as if the revised estimate had been used since contract inception. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identified. Loss

NORTHROP GRUMMAN CORPORATION

provisions are first offset against costs that are included in unbilled accounts receivable or inventoried costs, and any remaining amount is reflected in liabilities.
Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue, and cost estimates. These changes are often driven by events such as changes in estimated incentive fees, unanticipated risks affecting contract costs, the resolution of risk at lower or higher cost than anticipated, and changes in indirect cost allocations, such as overhead and general and administrative expenses. We employ an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. Changes in estimates are frequent; the company performs on a broad portfolio of long-term contracts, many of which include complex and customized aerospace and electronic equipment and software, that often includes technology at the forefront of science. Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or annual results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. For the impacts of changes in estimates on our consolidated statement of earnings and comprehensive income, see the Consolidating Operating Results section above and Note 1 to the consolidated financial statements in Part II, Item 8.
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
Impairment Testing – In the fourth quarter of 2013, the company changed the date of its annual goodwill impairment test from November 30 to December 31. This change in accounting principle is preferable as it aligns the timing of our annual goodwill impairment test with our year-end financial reporting process. This change did not result in the acceleration, delay or avoidance of an impairment charge. The company applied the change in the annual impairment date retrospectively to January 1, 2011; it is impracticable to objectively determine valuation estimates necessary to apply the change in periods prior to that date. There were no changes in previously reported amounts as a result of retrospectively applying the change in the annual impairment testing date. As a result of this change, during 2013, we performed an annual goodwill impairment test as of November 30 and as of December 31.
The results of our annual goodwill impairment test as of November 30, 2013, and as of December 31, 2013, indicated that the estimated fair value of each reporting unit substantially exceeded its respective carrying value. The prior year's annual goodwill impairment test as of November 30, 2012, indicated one of our reporting units, Information Systems, had a fair value that exceeded carrying value by approximately five percent. Since the prior year, the fair value of Information System has substantially increased principally due to expansion in market valuations. There were no impairment charges recorded in the years ended December 31, 2013, 2012 and 2011.
In addition to performing an annual goodwill impairment test, an interim impairment test may be required if events occur or circumstances change that suggest goodwill may be impaired during an interim period. Such indicators may include, but are not limited to, the loss of significant business, significant decreases in federal government appropriations or other significant adverse changes in industry or market conditions.
When testing goodwill for impairment, we compare the fair values of each of our four reporting units to their respective carrying values. To determine the fair value of our reporting units, we primarily use the income approach based on the cash flows that the reporting unit expects to generate in the future, consistent with our operating plans. This income valuation method requires management to project sales, operating expenses, working capital, capital spending and cash flows for the reporting units over a multi-year period, as well as determine the weighted-average cost of capital (WACC) used as a discount rate and terminal value assumptions.
The WACC takes into account the relative weights of each component of our consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer-term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model. Impairment assessment inherently involves management judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Due to the many variables inherent in the estimation of a business’ fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.

NORTHROP GRUMMAN CORPORATION

We also corroborate the fair values determined under the income approach using the market valuation method to estimate the fair value of our reporting units, by utilizing industry multiples (including relevant control premiums) of operating earnings. If the carrying value of a reporting unit exceeds its fair value, we determine the fair value of the reporting unit’s individual assets and liabilities and calculate the implied fair value of goodwill.
Retirement Benefits
Overview – For financial statement purposes, we account for our employee pension and other post-retirement plans in accordance with GAAP. We recognize the funded status of our retirement benefit plans on a plan-by-plan basis, as either an asset or a liability in the consolidated statement of financial position. Unamortized benefit plan costs are recorded as accumulated other comprehensive income/loss within shareholders’ equity, and are then amortized to expense in future periods. Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10 percent of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over our average employee future service period of approximately nine years.
We perform an annual review of the assumptions used in determining projected benefit obligations and the fair values of plan assets for our pension plans and other post-retirement benefit plans in consultation with our outside actuaries. In the event we determine changes in the assumptions are warranted, or as a result of plan amendments, future pension and other post-retirement benefit expense could increase or decrease. The principal assumptions that have a significant effect on our consolidated financial position and annual results of operations are the discount rate, cash balance crediting rate, the expected long-term rate of return on plan assets and the estimated fair market value of plan assets.
The company’s 2014 FAS pension expense is expected to be $115 million. The decrease in expected 2014 pension expense of $259 million, as compared to 2013, is primarily due to the increase in the company’s discount rate assumption as of December 31, 2013.
Discount Rate – The discount rate represents the interest rate that is used to determine the present value of future cash flows currently expected to be required to settle our pension and other post-retirement benefit obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using a portfolio of bonds matching the notional cash outflows related to benefit payments for each significant benefit plan. Taking into consideration the factors noted above, our weighted-average pension composite discount rate was 4.99 percent at December 31, 2013, and 4.12 percent at December 31, 2012.
The effects of hypothetical changes in the discount rate for a single year may not be representative and may be asymmetrical or nonlinear for future years because of the application of the accounting corridor. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2013, discount rate assumption would have the following estimated effects on 2013 pension and other post-retirement benefit obligations and 2014 expected pension and other post-retirement expense:

$ increase/(decrease) in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
Pension expense	$ 83	($ 81)
Other post-retirement benefit expense	2	(2)
Pension obligation	828	(792)
Other post-retirement benefit obligation	58	(55)
Cash Balance Crediting Rate - A portion of the company’s pension obligation and resulting pension expense is based on a cash balance formula, where participants’ hypothetical account balances are accumulated over time with pay-based credits and interest. Interest is credited monthly using the 30-Year Treasury bond rate. The interest crediting rate is part of the cash balance formula and independent of actual pension investment earnings. Although current 30-Year Treasury bond rates are near historically low levels, we expect such bond rates to rise in the future. The cash balance crediting rate assumption has been set to its current level of 3.9 percent as of December 31, 2013, growing to 4.7 percent by 2019. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2013, cash balance crediting rate assumption would have the following estimated effects on 2013 pension benefit obligations and 2014 expected pension expense:

NORTHROP GRUMMAN CORPORATION

$ increase/(decrease) in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
Pension expense	(25)	27
Pension obligation	(115)	121
Expected Long-Term Rate of Return on Plan Assets – The expected long-term rate of return on plan assets represents the average rate of earnings expected on funds invested. For 2013 and 2012, we assumed an expected long-term rate of return on pension plan assets of 8.0 percent and 8.25 percent, respectively, and assumed an expected long-term rate of return on other post-retirement benefit plan assets of 7.33 percent and 7.44 percent, respectively. For 2014, we have assumed an expected long-term rate of return on plan assets of 8.0 percent on pension plans and 7.45 percent on other post-retirement benefit plans. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2013, expected long-term rate of return on plan asset assumption would have the following estimated effects on 2014 pension and other post-retirement expense:

$ increase/(decrease) in millions	25 Basis Point Decrease	25 Basis Point Increase
Pension expense	$59	($59)
Other post-retirement benefit expense	3	(3)
Estimated Fair Market Value of Plan Assets – For certain plan assets where the fair market value is not readily determinable, such as real estate, private equity and hedge funds, estimates of fair value are determined using the best information available. Estimated fair values on these plan assets are based on redemption values and net asset values, as well as valuation methodologies that include third party appraisals, comparable transactions, discounted cash flow valuation models and public market data.
Litigation, Commitments and Contingencies
We are subject to a range of claims, investigations, lawsuits, overhead cost claims, environmental matters, income tax matters and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment based upon the professional knowledge and experience of management and counsel. We determine whether to record a charge to earnings and, if so, what amount based on consideration of the facts and circumstances of each matter as then known to us, including any settlement offers, and our assessment of the probability of liabilities and whether the amount of the loss can be reasonably estimated. When we believe, based on the facts available to us, that a liability is probable and the loss is reasonably estimable, we record our best estimate of the amount of the ultimate loss. When a range of costs is reasonably estimable, but no amount within that range is a better estimate than another, we record what we estimate as the low end of the range. Determinations whether to record a charge and, if so, of what amount, reflect management's assessment regarding what is likely to occur; they do not necessarily reflect what management believes should occur. The ultimate resolution of any such exposure to us may vary materially from earlier estimates as further facts and circumstances develop or become known to us. For further information on the treatment of these contingencies, see Note 1, Note 11 and Note 12 to the consolidated financial statements in Part II, Item 8.
U.S. Government Cost Claims - From time to time, our customers advise us of ordinary course claims and penalties concerning certain potential disallowed costs. When such findings are presented, we engage U.S. Government representatives in discussions to enable us to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect our expected exposure to matters raised by the U.S. Government representatives.
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

NORTHROP GRUMMAN CORPORATION

OTHER MATTERS
Accounting Standards Updates
Accounting standards updates effective after December 31, 2013, are not expected to have a material effect on the company’s financial position, annual results of operations and/or cash flows.
Business Dispositions
There were no material business dispositions in 2013 or 2012; however, in 2011 we completed the spin-off to our shareholders of HII effective March 31, 2011. HII operates the business that was previously the Shipbuilding segment (Shipbuilding) of the company prior to the spin-off. We made a pro rata distribution to our shareholders of one share of HII common stock for every six shares of our common stock held on the record date of March 30, 2011, or 48.8 million shares of HII common stock. There was no gain or loss recognized by the company as a result of the spin-off transaction. In connection with the spin-off, HII issued senior notes and entered into a credit facility with third-party lenders, and HII used a portion of the proceeds of the notes and credit facility to fund a $1.4 billion cash contribution to us. The assets, liabilities and operating results of this business unit are reported as discontinued operations in the consolidated financial statements for all periods presented.
Discontinued Operations – Results of operations for Shipbuilding, and an adjustment to the gain on a previous divestiture, were as follows:

Year Ended December 31,
$ in millions	2011
Sales	$1,646
Earnings from discontinued operations	59
Income tax expense	(28)
Earnings, net of tax	31
Gain on divestiture, net of income tax expense of $1	1
Earnings from discontinued operations, net of tax	$ 32
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 12 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
EQUITY RISK
We are exposed to market risk with respect to our portfolio of trading and available-for-sale marketable securities with a fair value of $310 million at December 31, 2013. These securities are exposed to market volatilities, changes in price and interest rates.
INTEREST RATE RISK
We are exposed to interest rate risk with respect to our holdings of cash and cash equivalents of $5.2 billion at December 31, 2013, and we are also exposed to interest rate risk on variable-rate short-term credit facilities for which there were no borrowings outstanding at December 31, 2013. At December 31, 2013, we have $5.9 billion of long-term debt, primarily consisting of fixed rate debt, with a fair value of approximately $6.2 billion.
From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. At December 31, 2013, we have no interest rate swap agreements in effect.
FOREIGN CURRENCY RISK
We are exposed to foreign currency risk with respect to our international operations. We enter into foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading purposes. At December 31, 2013, foreign currency forward contracts with a notional amount of $149 million were outstanding.
INFLATION RISK
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price contracts typically include assumptions for labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance.
A 10 percent change in interest rates or foreign currency exchange rates would not have a material impact to our consolidated financial position, annual results of operations and/or cash flows.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/	Deloitte & Touche LLP
McLean, Virginia
February 3, 2014

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

	Year Ended December 31
$ in millions, except per share amounts	2013	2012	2011
Sales
Product	$14,033	$13,838	$15,073
Service	10,628	11,380	11,339
Total sales	24,661	25,218	26,412
Operating costs and expenses
Product	10,623	10,415	11,491
Service	8,659	9,223	9,295
General and administrative expenses	2,256	2,450	2,350
Operating income	3,123	3,130	3,276
Other (expense) income
Interest expense	(257)	(212)	(221)
Other, net	(3)	47	28
Earnings from continuing operations before income taxes	2,863	2,965	3,083
Federal and foreign income tax expense	911	987	997
Earnings from continuing operations	1,952	1,978	2,086
Earnings from discontinued operations, net of tax	—	—	32
Net earnings	$ 1,952	$ 1,978	$ 2,118

Basic earnings per share
Continuing operations	$ 8.50	$ 7.96	$ 7.54
Discontinued operations	—	—	0.11
Basic earnings per share	$ 8.50	$ 7.96	$ 7.65
Weighted-average common shares outstanding, in millions	229.6	248.6	276.8

Diluted earnings per share
Continuing operations	$ 8.35	$ 7.81	$ 7.41
Discontinued operations	—	—	0.11
Diluted earnings per share	$ 8.35	$ 7.81	$ 7.52
Weighted-average diluted shares outstanding, in millions	233.9	253.4	281.6

Net earnings (from above)	$ 1,952	$ 1,978	$ 2,118
Other comprehensive income
Change in unamortized benefit plan costs, net of tax (expense) benefit of ($1,177) in 2013, $860 in 2012 and $823 in 2011	1,790	(1,303)	(1,249)
Change in cumulative translation adjustment	14	8	(4)
Change in unrealized loss on marketable securities and cash flow hedges, net of tax benefit of $1 in 2013, $0 in 2012 and $2 in 2011	(1)	(2)	(4)
Other comprehensive income (loss), net of tax	1,803	(1,297)	(1,257)
Comprehensive income	$ 3,755	$ 681	$ 861
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
$ in millions	2013	2012
Assets
Cash and cash equivalents	$ 5,150	$ 3,862
Accounts receivable, net	2,685	2,858
Inventoried costs, net	698	798
Deferred tax assets	605	574
Prepaid expenses and other current assets	350	300
Total current assets	9,488	8,392
Property, plant and equipment, net of accumulated depreciation of $4,337 in 2013 and $4,146 in 2012	2,806	2,887
Goodwill	12,438	12,431
Non-current deferred tax assets	209	1,542
Other non-current assets	1,440	1,291
Total assets	$26,381	$26,543

Liabilities
Trade accounts payable	$ 1,229	$ 1,392
Accrued employee compensation	1,169	1,173
Advance payments and amounts in excess of costs incurred	1,722	1,759
Other current liabilities	1,695	1,732
Total current liabilities	5,815	6,056
Long-term debt, net of current portion of $2 in 2013 and $5 in 2012	5,928	3,930
Pension and other post-retirement benefit plan liabilities	2,954	6,085
Other non-current liabilities	1,064	958
Total liabilities	15,761	17,029

Commitments and contingencies (Note 12)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2013—217,599,230 and 2012—239,209,812	218	239
Paid-in capital	848	2,924
Retained earnings	12,538	11,138
Accumulated other comprehensive loss	(2,984)	(4,787)
Total shareholders’ equity	10,620	9,514
Total liabilities and shareholders’ equity	$26,381	$26,543
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2013	2012	2011
Operating activities
Sources of cash—continuing operations
Cash received from customers	$ 24,631	$ 25,364	$ 26,431
Other cash receipts	99	99	149
Total sources of cash—continuing operations	24,730	25,463	26,580
Uses of cash—continuing operations
Cash paid to suppliers and employees	(20,473)	(21,074)	(22,059)
Pension contributions	(579)	(367)	(1,084)
Interest paid, net of interest received	(234)	(200)	(227)
Income taxes paid, net of refunds received	(880)	(1,119)	(810)
Other cash payments	(81)	(63)	(53)
Total uses of cash—continuing operations	(22,247)	(22,823)	(24,233)
Cash provided by continuing operations	2,483	2,640	2,347
Cash used in discontinued operations	—	—	(232)
Net cash provided by operating activities	2,483	2,640	2,115
Investing activities
Continuing operations
Capital expenditures	(364)	(331)	(492)
Maturities of short-term investments	—	250	200
Contribution received from the spin-off of shipbuilding business	—	—	1,429
Purchases of short-term investments	—	—	(450)
Other investing activities, net	18	(3)	56
Cash (used in) provided by investing activities from continuing operations	(346)	(84)	743
Cash used in investing activities from discontinued operations	—	—	(63)
Net cash (used in) provided by investing activities	(346)	(84)	680
Financing activities
Net proceeds from issuance of long-term debt	2,841	—	—
Common stock repurchases	(2,371)	(1,316)	(2,295)
Payments of long-term debt	(877)	—	(768)
Cash dividends paid	(545)	(535)	(543)
Proceeds from exercises of stock options	184	188	101
Other financing activities, net	(81)	(33)	11
Net cash used in financing activities	(849)	(1,696)	(3,494)
Increase (decrease) in cash and cash equivalents	1,288	860	(699)
Cash and cash equivalents, beginning of year	3,862	3,002	3,701
Cash and cash equivalents, end of year	$ 5,150	$ 3,862	$ 3,002
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

	Year Ended December 31
$ in millions	2013	2012	2011
Reconciliation of net earnings to net cash provided by operating activities
Net earnings	$1,952	$1,978	$2,118
Net earnings from discontinued operations	—	—	(32)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	495	510	544
Stock-based compensation	144	183	140
Excess tax benefits from stock-based compensation	(43)	(45)	(17)
Deferred income taxes	128	78	441
(Increase) decrease in assets:
Accounts receivable, net	171	90	350
Inventoried costs, net	101	46	(2)
Prepaid expenses and other assets	(51)	(65)	16
Increase (decrease) in liabilities:
Accounts payable and accruals	(169)	23	(341)
Income taxes payable	2	(75)	(32)
Retiree benefits	(281)	(71)	(904)
Other, net	34	(12)	66
Cash provided by continuing operations	2,483	2,640	2,347
Cash used in discontinued operations	—	—	(232)
Net cash provided by operating activities	$2,483	$2,640	$2,115
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2013	2012	2011
Common stock
Beginning of year	$ 239	$ 254	$ 291
Common stock repurchased	(27)	(21)	(40)
Shares issued for stock awards and options	6	6	3
End of year	218	239	254
Paid-in capital
Beginning of year	2,924	3,873	7,778
Common stock repurchased	(2,345)	(1,310)	(2,264)
Stock compensation and options exercised	274	359	236
Shipbuilding spin-off adjustment	(5)	2	(1,877)
End of year	848	2,924	3,873
Retained earnings
Beginning of year	11,138	9,699	8,124
Net earnings	1,952	1,978	2,118
Dividends declared	(552)	(539)	(543)
End of year	12,538	11,138	9,699
Accumulated other comprehensive loss
Beginning of year	(4,787)	(3,490)	(2,757)
Other comprehensive income, net of tax	1,803	(1,297)	(1,257)
Shipbuilding spin-off adjustment	—	—	524
End of year	(2,984)	(4,787)	(3,490)
Total shareholders’ equity	$10,620	$ 9,514	$10,336
Cash dividends declared per share	$ 2.38	$ 2.15	$ 1.97
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
Revenue Recognition
The majority of our business results are derived from long-term contracts with the U.S. Government for the production of goods, the provision of services, or in some cases, a combination of both. In accounting for these contracts, we utilize either the cost-to-cost or the units-of-delivery method of percentage-of-completion accounting. Generally, sales under cost-reimbursement contracts and construction-type contracts that provide for deliveries at lower volume rates per year or a small number of units are accounted for using the cost-to-cost method. Under this method, sales, including estimated profits, are recorded as costs are incurred. Generally, sales under contracts that provide for deliveries at higher volume rates per year or a large number of units are accounted for using the units-of-delivery method. Under this method, sales are recognized as units are delivered to the customer. The company estimates profit on contracts as the difference between total estimated revenue and total estimated cost of a contract at completion and recognizes that profit either as costs are incurred (cost-to-cost) or as units are delivered (units-of-delivery). The company classifies revenue as product or service depending upon the predominant attributes of the contract.
Contract revenues may include estimated amounts not contractually agreed to by the customer, including price redetermination, cost or performance incentives (such as award and incentive fees), un-priced change orders, claims, and requests for equitable adjustment. Amounts pertaining to provisions for price redetermination or for cost and/or performance incentives are included in sales when they are reasonably estimable. Further, as contracts are performed, change orders can be a regular occurrence and may be un-priced until negotiated with the customer. Un-priced change orders are included in revenue when they are probable of recovery in an amount at least equal to the cost. Amounts representing claims (including change orders unapproved as to both scope and price) and requests for equitable adjustment are included in estimated contract revenue only when they are reliably estimable and realization is probable. As of December 31, 2013, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.
The company's U.S. Government contracts generally contain provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If a contract is terminated for default, the contractor may not be entitled to recover any of its costs on partially completed work and may be liable to the government for re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages. Termination of a contract for the convenience of the government may occur when the government

NORTHROP GRUMMAN CORPORATION

concludes it is in the best interests of the government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred prior to the effective date of termination, plus a reasonable profit and settlement expenses. At December 31, 2013, the company does not have any contract terminations in process that would have a material effect on our consolidated financial position, annual results of operations and/or cash flows.
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
Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and cost estimates. These changes are often driven by events such as changes in estimated incentive fees, unanticipated risks affecting contract costs, the resolution of risk at lower or higher cost than anticipated, and changes in indirect cost allocations, such as overhead and general and administrative expenses. We employ an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. Changes in estimates are frequent; the company performs on a broad portfolio of long-term contracts, many of which include complex and customized aerospace and electronic equipment and software, that often include technology at the forefront of science.
Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or annual results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $753 million ($2.09 per diluted share) in 2013, $985 million ($2.53 per diluted share) in 2012 and $738 million ($1.70 per diluted share) in 2011. No discrete event or adjustments to an individual contract were material to the consolidated statements of earnings and comprehensive income for any of these periods.
General and Administrative Expenses
In accordance with industry practice and regulations that govern the cost accounting requirements for government contracts, most general and administrative expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. These costs are allocated to contracts in progress on a systematic basis and are included as a component of total contract costs, including any provision for loss contracts.
Research and Development
Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. Company-sponsored IR&D expenses are included in general and administrative expenses in the consolidated statements of earnings and comprehensive income and are generally allocated to government contracts. Company-sponsored IR&D expenses totaled $507 million, $520 million and $543 million, in 2013, 2012 and 2011, respectively. Expenses for research and development funded by the customer are charged directly to the related contracts.
Environmental Costs
Environmental liabilities are accrued when the company determines that, based on the facts and circumstances known to the company, such amounts are reasonably estimable and it is probable a liability will be found to have been incurred. When only a range of amounts is established and no amount within the range is more probable than another, the low end of the range is recorded. The company typically projects environmental costs for up to 30 years and records environmental liabilities on an undiscounted basis, and does not include legal costs or asset retirement obligations. At sites involving multiple parties, the company accrues environmental liabilities based upon our expected share of liability, taking into account the financial viability of other jointly liable parties. Environmental expenditures are capitalized or expensed, as appropriate. As a portion of environmental remediation costs is expected to be recoverable through overhead charges on government contracts, such amounts are deferred in inventoried costs (current portion) and other non-current assets. Certain capitalized expenditures relate to long-lived improvements in currently operating facilities. The portion of environmental expenditures not expected to be recoverable is expensed. The company does not record insurance recoveries before collection is probable. At

NORTHROP GRUMMAN CORPORATION

December 31, 2013 and 2012, the company did not have any accrued receivables related to insurance reimbursements.
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
Marketable securities accounted for as trading and available-for-sale are recorded at fair value. For available-for-sale securities, any changes in unrealized gains and losses are reported as a component of other comprehensive income. Changes in unrealized gains and losses on trading securities are included in other, net in the consolidated statements of earnings and comprehensive income. In addition, investments in held-to-maturity instruments with original maturities greater than three months are recorded at amortized cost.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments that qualify and are designated as fair value hedges are recorded in earnings from continuing operations, while the effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded as a component of other comprehensive income. The company may use derivative financial instruments to manage its exposure to interest rate and foreign currency exchange risks and to balance its fixed and variable rate long-term debt portfolio. The company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions. For derivative financial instruments not designated as cash flow hedging instruments, gains or losses resulting from changes in the fair value are reported in other, net in the consolidated statements of earnings and comprehensive income.
Income Taxes
Provisions for federal and foreign income taxes are calculated on reported financial statement pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. The company recognizes federal interest accrued related to unrecognized tax benefits in income tax expense. Federal penalties are recognized as a component of income tax expense. In accordance with industry practice and regulations that govern the cost accounting requirements for government contracts, state and local income and franchise taxes are considered allowable and allocable costs on government contracts and are therefore recorded in operating costs and expenses. The company recognizes state interest accrued related to unrecognized tax benefits in unallowable operating costs and expenses.
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

NORTHROP GRUMMAN CORPORATION

funds. The company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits.
Accounts Receivable and Inventoried Costs
Accounts receivable include amounts billed and currently due from customers, as well as amounts currently due but unbilled (primarily related to costs incurred on contracts accounted for under the cost-to-cost method of percentage-of-completion accounting). Accounts receivable also include certain estimated contract change amounts, claims or requests for equitable adjustment in negotiation that are probable of recovery and amounts retained by the customer pending contract completion.
Accumulated contract costs in unbilled accounts receivable and inventoried costs include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, allowable general and administrative expenses. According to the provisions of U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In accordance with industry practice, unbilled accounts receivable and inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year. Payments received in excess of inventoried costs and unbilled accounts receivable amounts on a contract by contract basis are recorded as advance payments and amounts in excess of costs incurred in the consolidated statements of financial position.
Inventoried costs primarily relate to work in process on contracts accounted for under the units-of-delivery method of percentage-of-completion accounting. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Product inventory primarily consists of raw materials and is stated at the lower of cost or market, generally using the average cost method.
Property, Plant and Equipment
Property, plant and equipment are depreciated over the estimated useful lives of individual assets. Most of these assets are depreciated using declining-balance methods, with the remainder using the straight-line method. Major classes of property, plant and equipment and their useful lives are as follows:

		December 31
Useful life in years, $ in millions	Useful Life	2013	2012
Land and land improvements	Up to 40(1)	$ 373	$ 373
Buildings and improvements	Up to 45	1,450	1,421
Machinery and other equipment	Up to 20	4,243	4,233
Capitalized software costs	3-5	418	413
Leasehold improvements	Length of Lease(1)	659	593
Property, plant and equipment, at cost		7,143	7,033
Accumulated depreciation		(4,337)	(4,146)
Property, plant and equipment, net		$2,806	$2,887

(1)	Land is not a depreciable asset. Leasehold improvements are depreciated over the useful life of the asset if it is shorter than the length of the lease.
Leases
The company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured. The majority of our leases are operating leases.
Many of the company’s real property lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For tenant improvement incentives, the company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the company records rental expenses on a straight-line basis over the term of the lease. For purposes of recognizing lease incentives, the company uses the date of initial possession as the commencement date, which is generally when the company is given the right of access to the space and begins to make improvements in preparation of intended use.

NORTHROP GRUMMAN CORPORATION

Goodwill and Other Purchased Intangible Assets
The company performs impairment tests for goodwill annually or when the company believes a potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Purchased intangible assets are generally amortized on a straight-line basis over their estimated useful lives. In the fourth quarter of 2013, the company changed the date of its annual goodwill impairment test from November 30 to December 31. This change in accounting principle is preferable as it aligns the timing of our annual goodwill impairment test with our year-end financial reporting process. This change did not result in the acceleration, delay or avoidance of an impairment charge. The company applied the change in the annual impairment date retrospectively to January 1, 2011; it is impracticable to objectively determine valuation estimates necessary to apply the change in periods prior to that date. There were no changes in previously reported amounts as a result of retrospectively applying the change in the annual impairment testing date. As a result of this change, during 2013, we performed an annual goodwill impairment test as of November 30 and as of December 31.
Cash Surrender Value of Life Insurance Policies
The company maintains whole life insurance policies on a group of executives, which are recorded at their cash surrender value as determined by the insurance carrier. The company also has split-dollar life insurance policies on former officers and executives from acquired businesses, which are recorded at the lesser of their cash surrender value or premiums paid. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of December 31, 2013 and 2012, the carrying values associated with these policies are $287 million and $271 million, respectively, and are recorded in other non-current assets in the consolidated statements of financial position.
Litigation, Commitments and Contingencies
Amounts associated with litigation, commitments, and contingencies are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter as then known to management, including any settlement offers, has determined it is probable a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. When only a range of amounts is established and no amount within the range is more likely than another, the low end of the range is recorded. Legal fees are expensed as incurred.
Retirement Benefits
The company sponsors various pension plans covering substantially all employees. The company also provides post-retirement benefit plans other than pensions, consisting principally of health care and life insurance benefits, to eligible retirees and qualifying dependents. The liabilities, unamortized benefit plan costs and annual income or expense of the company’s pension and other post-retirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of return on plan assets, and the cash balance crediting rate. Unamortized benefit plan costs consist primarily of accumulated net after-tax actuarial losses.
Because U.S. Government regulations require that the costs of pension and other post-retirement plans be charged to our contracts with customers in accordance with the Federal Acquisition Regulation and the related CAS (U.S. Government Cost Accounting Standards) that govern such plans, we calculate retiree benefit plan costs under both CAS and FAS (GAAP Financial Accounting Standards) methods. While both FAS and CAS recognize a normal service cost component in measuring periodic pension cost, there are differences in the way the remaining components of annual pension costs are calculated under each method. Measuring plan obligations under FAS and CAS methods utilize different assumptions and models, such as in estimating earnings on plan assets and calculating interest expense. In addition, the periods over which gains/losses related to pension assets and actuarial changes are amortized are different under each FAS/CAS method. As a result, annual retiree benefit plan expense amounts for FAS are different from the amounts for CAS even though the ultimate cost of providing benefits is the same under either method. CAS retiree benefit plan costs are charged to contracts and are included in segment operating income, and the difference between CAS and FAS expense is recorded in operating income at the consolidated company level.
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10 percent of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over our average employee future service period of approximately nine years. The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices. Not all net periodic pension expense is recognized in net earnings in the

NORTHROP GRUMMAN CORPORATION

year incurred because it is allocated as production costs and a portion remains in inventory at the end of a reporting period. The company’s funding policy for the qualified pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust.
Stock Compensation
The company’s stock compensation plans are classified as equity plans and compensation expense is recognized over the vesting period (generally three years), net of estimated forfeitures. The company issues stock awards in the form of restricted performance stock rights and restricted stock rights under its existing plans. The fair value of stock awards is determined based on the closing market price of the company’s common stock on the grant date. At each reporting date, the number of shares is adjusted to equal the number ultimately expected to vest.
Foreign Currency Translation
For operations outside the U.S. that have functional currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are generally included as a component of other comprehensive income in the consolidated statements of earnings and comprehensive income.
Accounting Standards Updates
Accounting standards updates effective after December 31, 2013, are not expected to have a material effect on the company’s financial position, annual results of operations and/or cash flows.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31
$ in millions	2013	2012
Unamortized benefit plan costs, net of tax benefit of $1,972 in 2013 and $3,149 in 2012	($3,000)	($4,790)
Cumulative translation adjustment	18	4
Net unrealized loss on marketable securities and cash flow hedges, net of tax benefit of $1 in 2013 and $0 in 2012	(2)	(1)
Total accumulated other comprehensive loss	($2,984)	($4,787)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $3.3 billion and $5.1 billion as of December 31, 2013 and 2012, respectively. Net actuarial gains or losses are re-determined annually and principally arise from changes in the rate used to discount our benefit obligations, as well as differences in expected and actual returns on plan assets.
Reclassifications from other comprehensive income to net earnings related to the amortization of benefit plan costs were losses of $319 million, $204 million and $91 million, net of taxes, for the years ended December 31, 2013, 2012 and 2011, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost (See Note 13 for further information).
Reclassifications from other comprehensive income to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the years ended December 31, 2013, 2012 and 2011, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2. EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
Basic earnings per share from both continuing and discontinued operations are calculated by dividing the respective earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.3 million, 4.8 million and 4.8 million shares for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average diluted shares outstanding for the years ended December 31, 2012 and 2011, excludes anti-dilutive stock options to purchase approximately 1.8 million and 2.8 million shares, respectively, because such options have exercise prices in excess of the average

NORTHROP GRUMMAN CORPORATION

market price of the company’s common stock during the year. We had no anti-dilutive stock options outstanding for the year ended December 31, 2013.
Share Repurchases
The table below summarizes the company’s share repurchases:

Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(2)	Date Completed	Shares Repurchased (in millions)

					Year Ended December 31
					2013	2012	2011
June 16, 2010	$5,350	83.7	$ 63.86	September 2013	18.6	20.9	40.2
May 15, 2013(1)	$4,000	8.7	$103.37		8.7	—	—
					27.3	20.9	40.2

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced in September 2013 upon the completion of the company's 2010 repurchase program. As of December 31, 2013, repurchases under the program totaled $895 million, and $3.1 billion remained under this share repurchase authorization. The repurchase program is expected to expire when we have used all authorized funds for repurchase.

(2)	Includes commissions paid.
Share repurchases take place from time to time, subject to market conditions and management's discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.
In connection with the spin-off of our former shipbuilding business, we obtained a Private Letter Ruling from the Internal Revenue Service (IRS) that generally limited our share repurchases to approximately 88 million shares within two years of the spin-off. The limitation expired on March 31, 2013. During this two year period, we repurchased approximately 67 million shares of our common stock.
Dividends on Common Stock
In May 2013, the company increased the quarterly common stock dividend 11 percent to $0.61 per share from the previous amount of $0.55 per share.
In May 2012, the company increased the quarterly common stock dividend 10 percent to $0.55 per share from the previous amount of $0.50 per share.
In May 2011, the company increased the quarterly common stock dividend 6 percent to $0.50 per share from the previous amount of $0.47 per share.
3. BUSINESS DISPOSITIONS
There were no material dispositions in 2013 and 2012.
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
In connection with the spin-off, the company incurred $28 million of non-deductible transaction costs for the year ended December 31, 2011, which were included in discontinued operations.

NORTHROP GRUMMAN CORPORATION

Discontinued Operations
Earnings for the former shipbuilding business and an adjustment to the gain from a previous divestiture, are reported as discontinued operations, as presented in the following table:

Year Ended December 31,
$ in millions	2011
Sales	$1,646
Earnings from discontinued operations	59
Income tax expense	(28)
Earnings, net of tax	31
Gain on divestiture, net of income tax expense of $1	1
Earnings from discontinued operations, net of tax	$ 32
Tax rates on discontinued operations vary from the company’s effective tax rate generally due to the non-deductibility of goodwill for tax purposes and the effects, if any, of capital loss carryforwards.
There were no assets or liabilities related to these discontinued operations included in the consolidated statements of financial position as of December 31, 2013, 2012 or 2011.
4. SEGMENT INFORMATION
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
U.S. Government Sales
Sales to the U.S. Government include sales from contracts for which Northrop Grumman is the prime contractor, as well as those for which the company is a subcontractor and the ultimate customer is the U.S. Government. Each of the company’s segments derives substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to $21.3 billion, $22.3 billion and $23.4 billion, or 86 percent, 88 percent and 89 percent, of total sales for the years ended December 31, 2013, 2012 and 2011, respectively.
International Sales
International sales (which include foreign military sales) amounted to $2.5 billion, $2.1 billion and $2.1 billion, or 10 percent, 8 percent and 8 percent, of total sales for the years ended December 31, 2013, 2012 and 2011, respectively.
Discontinued Operations
The company’s discontinued operations are excluded from the amounts in the following tables.
Assets
Substantially all of the company’s operating assets are located or maintained in the U.S.

NORTHROP GRUMMAN CORPORATION

Results of Operations By Segment
The following table presents sales and operating income by segment:

	Year Ended December 31
$ in millions	2013	2012	2011
Sales
Aerospace Systems	$10,014	$ 9,977	$ 9,964
Electronic Systems	7,149	6,950	7,372
Information Systems	6,596	7,356	7,921
Technical Services	2,843	3,019	3,193
Intersegment eliminations	(1,941)	(2,084)	(2,038)
Total sales	24,661	25,218	26,412
Operating income
Aerospace Systems	1,215	1,218	1,217
Electronic Systems	1,226	1,187	1,070
Information Systems	633	761	766
Technical Services	262	268	260
Intersegment eliminations	(256)	(258)	(258)
Total segment operating income	3,080	3,176	3,055
Reconciliation to operating income:
Net FAS/CAS pension adjustment	168	132	400
Unallocated corporate expenses	(119)	(168)	(166)
Other	(6)	(10)	(13)
Total operating income	$ 3,123	$3,130	$ 3,276
Net FAS/CAS Pension Adjustment
The net FAS/CAS pension adjustment is the difference between pension expense determined in accordance with GAAP and pension expense allocated to the operating segments determined in accordance with CAS. The increase in net FAS/CAS pension adjustment for 2013, as compared to 2012, reflects an update for actual demographic experience as of January 1, 2013, which resulted in an increase to the company's 2013 CAS pension expense. The decrease in the 2012 net FAS/CAS pension adjustment, as compared to 2011, is primarily due to increased GAAP pension expense resulting from amortization of prior year actuarial losses and reduced CAS pension expense resulting from a plan amendment in 2011.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation, and are therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits, and certain unallowable costs such as lobbying activities, among others. The decrease in unallocated corporate expenses for 2013, as compared to 2012, is primarily due to lower year-over-year provisions for disallowed costs and litigation matters and the favorable settlement of overhead claims, partially offset by changes in deferred tax assets due to lower blended state income tax rates.

NORTHROP GRUMMAN CORPORATION

Intersegment Sales and Operating Income
Sales between segments are recorded at values that include hypothetical operating income for the performing segment based on that segment’s estimated operating margin rate for external sales. Such hypothetical operating income is eliminated in consolidation. Intersegment sales and operating income before eliminations were as follows:

	Year Ended December 31
$ in millions	2013		2012		2011
	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
Intersegment sales and operating income
Aerospace Systems	$ 149	$ 18	$ 171	$ 20	$ 134	$18
Electronic Systems	629	125	607	110	649	131
Information Systems	504	63	682	78	687	68
Technical Services	659	50	624	50	568	41
Total	$1,941	$256	$2,084	$258	$2,038	$258
Other Financial Information

	December 31
$ in millions	2013	2012
Assets
Aerospace Systems	$ 6,490	$ 6,657
Electronic Systems	4,400	4,551
Information Systems	6,887	6,940
Technical Services	1,367	1,313
Segment assets	19,144	19,461
Corporate assets (1)	7,237	7,082
Total assets	$26,381	$26,543

(1)	Corporate assets principally consist of cash and cash equivalents and deferred tax assets.

	Capital Expenditures			Depreciation and Amortization
$ in millions	2013	2012	2011	2013	2012	2011
Aerospace Systems	$198	$154	$184	$210	$196	$200
Electronic Systems	76	84	121	134	139	144
Information Systems	27	40	45	81	100	121
Technical Services	3	3	1	4	4	4
Corporate	60	50	141	66	71	75
Total from continuing operations	$364	$331	$492	$495	$510	$544
The depreciation and amortization expense above includes amortization of purchased intangible assets, as well as amortization of deferred and other outsourcing costs.
5. ACCOUNTS RECEIVABLE, NET
Unbilled amounts represent sales for which billings have not been presented to customers by period-end. These amounts are usually billed and collected within one year. Substantially all accounts receivable at December 31, 2013, are expected to be collected in 2014. The company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts where the U.S. Government is the primary customer.

NORTHROP GRUMMAN CORPORATION

Accounts receivable consisted of the following:

	December 31
$ in millions	2013	2012
Due from U.S. Government
Billed	$ 596	$ 783
Unbilled	5,801	5,284
Progress and performance-based payments received	(4,385)	(3,907)
	2,012	2,160
Due from Other Customers (inclusive of foreign military sales)
Billed	296	325
Unbilled	2,830	1,992
Progress and performance-based payments received	(2,384)	(1,559)
	742	758
Total accounts receivable	2,754	2,918
Allowance for doubtful accounts	(69)	(60)
Total accounts receivable, net	$2,685	$2,858
6. INVENTORIED COSTS, NET
Inventoried costs consisted of the following:

	December 31
$ in millions	2013	2012
Production costs of contracts in process	$ 1,342	$ 1,593
General and administrative expenses	259	262
	1,601	1,855
Progress and performance-based payments received	(1,005)	(1,167)
	596	688
Product inventory	102	110
Total inventoried costs, net	$ 698	$ 798
7. INCOME TAXES
Federal and foreign income tax expense consisted of the following:

	Year Ended December 31
$ in millions	2013	2012	2011
Income Taxes on Continuing Operations
Currently payable
Federal income taxes	$803	$912	$592
Foreign income taxes	28	15	18
Total federal and foreign income taxes currently payable	831	927	610
Deferred federal and foreign income taxes	80	60	387
Total federal and foreign income taxes	$911	$987	$997
Earnings from foreign continuing operations before income taxes are not material for all periods presented.

NORTHROP GRUMMAN CORPORATION

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the earnings from continuing operations before income taxes due to the following:

	Year Ended December 31
$ in millions	2013	2012	2011
Income tax expense on continuing operations at statutory rate	$1,002	$1,038	$1,079
Manufacturing deduction	(63)	(42)	(32)
Research tax credit	(37)	—	(17)
Other, net	9	(9)	(33)
Total federal and foreign income taxes	$ 911	$ 987	$ 997
The company’s effective tax rate on earnings from continuing operations for the year ended December 31, 2013, was 31.8 percent, as compared with 33.3 percent and 32.3 percent for the years ended December 31, 2012 and 2011, respectively. The American Taxpayer Relief Act, enacted in January 2013, reinstated research tax credits for tax years 2012 and 2013, which the company recognized in 2013.
Uncertain Tax Positions
The company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The IRS is currently conducting an examination of the company's tax returns for the years 2007 through 2011. With respect to the tax years 2007 through 2009, the company has reached a tentative resolution with the IRS subject to final review by the U.S. Congressional Joint Committee on Taxation, which has returned one issue to the IRS examination team for further development. It is reasonably possible that during the next twelve months, we will record a reduction in our unrecognized tax benefits up to $80 million and a reduction of our income tax expense up to $50 million. Open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
Although the company believes that it has adequately provided for all of its tax positions, amounts asserted by taxing authorities in future years could be greater than the company’s accrued positions. Accordingly, additional provisions on income tax related matters could be recorded in the future due to revised estimates, settlement or other resolution of the underlying tax matters.
The change in unrecognized tax benefits during 2013, 2012 and 2011, excluding interest, is as follows:

	December 31
$ in millions	2013	2012	2011
Unrecognized tax benefits at beginning of the year	$156	$118	$126
Additions based on tax positions related to the current year	56	12	11
Additions for tax positions of prior years	44	28	31
Other, net	(15)	(2)	(50)
Net change in unrecognized tax benefits	85	38	(8)
Unrecognized tax benefits at end of the year	$241	$156	$118
These liabilities, along with $31 million of accrued interest and penalties, are included in other non-current liabilities in the consolidated statements of financial position. If the income tax benefits from these tax positions are ultimately realized, $190 million of federal and foreign benefits would reduce the company’s effective tax rate.
Net interest expense within the company's federal, foreign and state income tax provisions were not material for the years ended December 31, 2013, 2012 and 2011.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Such amounts are classified in the consolidated statements of financial position as current or non-current assets or liabilities, based upon the classification of the related assets and liabilities.

NORTHROP GRUMMAN CORPORATION

The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2013	2012
Deferred Tax Assets
Retirement benefits	$1,308	$2,710
Provisions for accrued liabilities	646	675
Stock-based compensation	109	146
Other	144	151
Gross deferred tax assets	2,207	3,682
Less valuation allowance	(55)	(52)
Net deferred tax assets	2,152	3,630
Deferred Tax Liabilities
Goodwill	806	804
Property, plant, and equipment, net	348	376
Contract accounting differences	134	199
Other	50	135
Gross deferred tax liabilities	1,338	1,514
Total net deferred tax assets	$ 814	$2,116
Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The company believes it is more-likely-than-not all deferred tax assets will be realized, net of any valuation allowances currently established.
At December 31, 2013, the company has available unused net operating losses of $189 million that may be applied against future taxable income, primarily in the United Kingdom that may be used indefinitely. A valuation allowance of $55 million has been recorded against certain deferred tax assets due to the uncertainty of the realization of these net operating losses and other deferred tax assets, principally in foreign jurisdictions.
Undistributed Foreign Earnings
As of December 31, 2013, the company has accumulated undistributed earnings generated by its foreign subsidiaries. No deferred tax liability has been recorded on these earnings since the company intends to permanently reinvest these earnings. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions.
8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which the operations of the acquired entity have been assigned. Impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating income. Historically, our annual goodwill impairment test has been performed as of November 30. As discussed in Note 1, during the fourth quarter of 2013, the company changed the date of its annual goodwill impairment test from November 30 to December 31. As a result of this change, during 2013, we performed an annual goodwill impairment test as of November 30 and as of December 31. In performing the goodwill impairment tests, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of its businesses. Accumulated goodwill impairment losses at December 31, 2013 and 2012, totaled $570 million at the Aerospace Systems segment.

NORTHROP GRUMMAN CORPORATION

The changes in the carrying amounts of goodwill for the years ended December 31, 2013 and 2012, were as follows:

$ in millions	Aerospace Systems	Electronic Systems	Information Systems	Technical Services	Total
Balance as of December 31, 2011	$3,801	$2,400	$5,248	$925	$12,374
Businesses acquired, sold and other	(43)	10	39	51	57
Balance as of December 31, 2012	$3,758	$2,410	$5,287	$976	$12,431
Businesses acquired	—	—	7	—	7
Balance as of December 31, 2013	$3,758	$2,410	$5,294	$976	$12,438
Purchased Intangible Assets
Net contract, program, and other intangible assets were comprised of the following:

	December 31
$ in millions	2013	2012
Gross contract, program and other intangible assets	$ 1,812	$ 1,819
Less accumulated amortization	(1,708)	(1,682)
Net contract, program and other intangible assets	$ 104	$ 137
Amortization expense for 2013, 2012 and 2011, was $26 million, $36 million and $37 million, respectively. The company’s purchased intangible assets are being amortized on a straight-line basis over an aggregate weighted-average period of 21 years and are included in other non-current assets in the consolidated statements of financial position. As of December 31, 2013, the expected future amortization of purchased intangibles for each of the next five years is as follows:

$ in millions
Year Ending December 31
2014	$20
2015	18
2016	12
2017	10
2018	9
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value information for those assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013		December 31, 2012
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$ 308	$ 308	$ 259	$ 259
Available-for-sale	2	2	3	3
Derivatives	(2)	(2)	(1)	(1)
Long-term debt, including current portion	(5,930)	(6,227)	(3,935)	(4,834)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2013 and 2012.
The carrying value of cash and cash equivalents approximate fair value.

NORTHROP GRUMMAN CORPORATION

Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund long-term deferred compensation programs, consisting of equity securities that are classified as either trading or available-for-sale, which can be liquidated without restriction. These assets are recorded at fair value and substantially all of these instruments are valued using Level 1 inputs, with an immaterial amount valued using Level 2 inputs. As of December 31, 2013 and 2012, marketable securities of $310 million and $261 million, respectively, were included in other non-current assets in the consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts, which are used to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. The notional values for the company's derivative portfolio at December 31, 2013 and 2012, were $161 million and $164 million, respectively. The portion of the notional values designated as cash flow hedges at December 31, 2013 and 2012, were $77 million and $110 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value. Substantially all of these instruments are valued using Level 2 inputs. Where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rates.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the settlement of the underlying transactions. The derivative fair values and related unrealized gains/losses at December 31, 2013 and 2012, were not material. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income.
Long-Term Debt
The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
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
The Credit Agreement contains customary terms and conditions, including covenants restricting the company's ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the Credit Agreement) to exceed 65 percent. The company is in compliance with all covenants under the Credit Agreement. At December 31, 2013, there was no balance outstanding under this facility.
Issuance and Redemption
In May 2013, the company issued $2.85 billion of unsecured senior notes consisting of $850 million due June 1, 2018, with a fixed interest rate of 1.75 percent; $1.05 billion due August 1, 2023, with a fixed interest rate of 3.25 percent; and $950 million due June 1, 2043, with a fixed interest rate of 4.75 percent (collectively, the Notes). Interest on the Notes is payable semi-annually in arrears. The Notes are subject to redemption at the company's discretion at any time, or from time to time, prior to maturity in whole or in part at the greater of the principal amount of the Notes or a "make-whole" amount, plus accrued and unpaid interest. The company used a portion of the net proceeds to fund the redemption of $350 million of the company's 3.70 percent unsecured senior notes due August 1, 2014, and $500 million of 1.85 percent unsecured senior notes due November 15, 2015. The company recorded a pre-tax charge of $30 million principally related to the premiums paid on the redemptions, which was recorded in other, net in the consolidated statements of earnings and comprehensive income.

NORTHROP GRUMMAN CORPORATION

Long-term debt consists of the following:

$ in millions		December 31
		2013	2012
Fixed-rate notes and debentures, maturing in	Interest rate
2014	3.70%	$—	$ 350
2015	1.85%	—	500
2016	7.75%	107	107
2018	1.75% - 6.75%	1,050	200
2019	5.05%	500	500
2021	3.50%	700	700
2023	3.25%	1,050	—
2026	7.75% - 7.88%	527	527
2031	7.75%	466	466
2040	5.05%	300	300
2043	4.75%	950	—
Capital leases	Various	35	32
Other	Various	245	253
Total long-term debt		5,930	3,935
Less: current portion		2	5
Long-term debt, net of current portion		$5,928	$3,930
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
Maturities of long-term debt as of December 31, 2013, are as follows:

$ in millions
Year Ending December 31
2014	$ 2
2015	3
2016	110
2017	3
2018	1,053
Thereafter	4,757
Total principal payments	5,928
Unamortized premium on long-term debt, net of discount	2
Total long-term debt	$5,930
The premium on long-term debt primarily represents non-cash fair market value adjustments resulting from acquisitions, which are amortized over the life of the related debt.

NORTHROP GRUMMAN CORPORATION

11. INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On December 11, 2012, the court issued a tentative decision on these claims in favor of the company and the other remaining defendants. On May 10, 2013, the court issued a supplemental tentative decision, which included additional findings supporting its earlier tentative decision in favor of the company and the other remaining defendants on the statutory causes of action tried in 2012. On October 29, 2013, the court incorporated its two tentative decisions into a final decision, which it issued in favor of the defendants on the statutory claims. The court has scheduled an April 22, 2014, hearing on defendants' dispositive motions on the remaining tort causes of action.
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims, and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011, in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. On August 26, 2013, the relator filed a corrected First Amended Complaint. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, and sought an unspecified partial refund of the contract purchase price, penalties, attorney's fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability. The relator also alleged he was improperly discharged in retaliation. On November 22, 2013, the company filed a motion to dismiss the First Amended Complaint. By Order dated December 11, 2013, based on the relator's stipulation, the court dismissed the relator's retaliation claim. By Order dated December 13, 2013, the court dismissed the remaining allegations without prejudice and granted the relator leave to file an Amended Complaint. On January 3, 2014, the relator filed a Second Amended Complaint that, with the exception of the retaliation claim which is now the subject of an arbitration demand, includes the same allegations as the First Amended Complaint. Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend this matter.
On August 8, 2013, the company received a court-appointed expert's report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT) a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $47 million as of December 31, 2013), plus interest, inflation adjustments, and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $38 million as of December 31, 2013) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $9 million as of December 31, 2013). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $43 million as of December 31, 2013), plus interest, inflation adjustments, and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013, the company received a report from the expert, which contains some

NORTHROP GRUMMAN CORPORATION

recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert's findings were favorable to the company and others were favorable to ECT. On November 14, 2013, the court requested the expert to prepare a supplemental report addressing responses filed by the parties in October 2013. At some point after the supplemental report is filed, the court is expected to issue a decision that could accept or reject the expert’s recommended findings.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's consolidated financial position as of December 31, 2013, its annual results of operations and/or cash flows.
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
At December 31, 2013, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed on a quarterly basis using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 31, 2013, or its annual results of operations and/or cash flows.
Environmental Matters
The company has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated state or local agencies at certain current or formerly owned or leased sites. The estimated cost to complete remediation has been accrued where the company believes, based on the facts and circumstances known to the company, it is probable the company will incur costs to address environmental impacts. As of December 31, 2013, management estimates that the range of reasonably possible future costs for environmental remediation is between $319 million and $806 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At December 31, 2013, the amount accrued for probable environmental remediation costs was $338 million, of which $100 million is accrued in other current liabilities and $238 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on U.S. government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of December 31, 2013, $51 million is deferred in inventoried costs and $128 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's consolidated financial position as of December 31, 2013, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks, and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2013, there were $345 million of stand-by letters of credit and guarantees, and $157 million of surety bonds outstanding.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of December 31, 2013, or its annual results of operations and/or cash flows.
Operating Leases
Rental expense for operating leases, excluding discontinued operations, was $298 million in 2013, $347 million in 2012, and $420 million in 2011. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term non-cancelable operating leases as of December 31, 2013, are payable as follows:

$ in millions
Year Ending December 31
2014	$277
2015	232
2016	176
2017	107
2018	61
Thereafter	90
Total Minimum Lease Payments	$943
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
Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, including certain employees covered under collective bargaining agreements. Company contributions for most plans are based on a cash matching of employee contributions up to 4 percent of compensation. In addition to the 401(k) defined contribution benefit, certain employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The company’s contributions to these defined contribution plans for the years ended December 31, 2013, 2012 and 2011, were $285 million, $293 million and $297 million, respectively.
Non-U.S. Benefit Plans – The company sponsors several benefit plans for non-U.S. employees. These plans are designed to provide benefits appropriate to local practice and in accordance with local regulations. Some of these plans are funded using benefit trusts that are separate from the company.
Medical and Life Benefits – The company provides a portion of the costs for certain health care and life insurance benefits for a substantial number of its active and retired employees. Certain covered employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Qualifying dependents are also eligible for medical coverage. Approximately 62 percent of the company’s current pension retirees participate in the medical plans. The company reserves the right to amend or terminate the plans at any time. The company has capped the amount of its contributions to substantially all of its remaining post retirement medical and life benefit plans.
In addition to a company and employee cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, conformance to a schedule of reasonable fees, the use of

NORTHROP GRUMMAN CORPORATION

managed care providers, and coordination of benefits with other plans. The plans also provide for a Medicare carve-out. Subsequent to January 1, 2005 (or earlier at some segments), newly hired employees are not eligible for post retirement medical and life benefits.
Summary Plan Results
The cost to the company of its retirement benefit plans in each of the three years ended December 31 is shown in the following table:

	Year Ended December 31
	Pension Benefits			Medical and Life Benefits
$ in millions	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$ 516	$ 522	$ 520	$ 36	$ 34	$ 32
Interest cost	1,117	1,184	1,223	96	109	114
Expected return on plan assets	(1,809)	(1,708)	(1,690)	(75)	(68)	(62)
Amortization of:
Prior service (credit) cost	(58)	(58)	23	(51)	(51)	(51)
Net loss from previous years	608	427	162	30	21	17
Other	—	7	—	—	—	(6)
Net periodic benefit cost	$ 374	$ 374	$ 238	$ 36	$ 45	$ 44
The table below summarizes the components of changes in unamortized benefit plan costs for the years ended December 31, 2013, 2012 and 2011:

	Pension	Medical and
$ in millions	Benefits	Life Benefits	Total
Changes in unamortized benefit plan costs
Change in net actuarial loss	$2,687	$138	$2,825
Change in prior service cost	(608)	6	(602)
Amortization of:
Prior service (cost) credit	(23)	51	28
Net loss from previous years	(162)	(17)	(179)
Tax benefit related to above items	(752)	(71)	(823)
Change in unamortized benefit plan costs – 2011	$1,142	$107	$1,249
Change in net actuarial loss	$2,353	$151	$2,504
Change in prior service cost	(2)	—	(2)
Amortization of:
Prior service credit	58	51	109
Net loss from previous years	(427)	(21)	(448)
Tax benefit related to above items	(788)	(72)	(860)
Change in unamortized benefit plan costs – 2012	$1,194	$109	$1,303
Change in net actuarial loss	($2,158)	($280)	($2,438)
Amortization of:
Prior service credit	58	51	109
Net loss from previous years	(608)	(30)	(638)
Tax expense related to above items	1,075	102	1,177
Change in unamortized benefit plan costs – 2013	($1,633)	($157)	($1,790)
Unamortized benefit plan costs consist primarily of accumulated actuarial losses totaling $3.3 billion and $5.1 billion, both after tax, as of December 31, 2013 and 2012, respectively. The change in net actuarial loss from pension benefits in 2013 was primarily due to the increase in the discount rate assumption to 4.99 percent at December 31, 2013, from 4.12 percent at December 31, 2012.

NORTHROP GRUMMAN CORPORATION

In December 2011, the company adopted certain changes in its defined benefit pension plans designed to enable the company to remain competitive within its marketplace and provide the affordability its customers require. These changes represent modifications to the defined benefits available to employees hired prior to July 1, 2008, who retire beginning after December 31, 2012. As a result of these changes, the company recognized a reduction of approximately $640 million in its projected benefit obligations for the affected employee groups as of December 31, 2011. Due to these changes, certain nonqualified benefit plans experienced curtailments, however the net impact of these curtailment events was not material.

	Pension Benefits		Medical and Life Benefits
$ in millions	2013	2012	2013	2012
Amounts recorded in accumulated other comprehensive loss
Net actuarial loss	($5,291)	($8,057)	($151)	($461)
Prior service credit	423	481	47	98
Income tax benefits related to above items	1,928	3,003	44	146
Unamortized benefit plan costs	($2,940)	($4,573)	($ 60)	($217)

NORTHROP GRUMMAN CORPORATION

The following tables set forth the funded status and amounts recognized in the consolidated statements of financial position for the company’s defined benefit pension and retiree health care and life insurance benefit plans. Pension benefits data includes the qualified plans, foreign plans, as well as 11 domestic unfunded non-qualified plans for benefits provided to directors, officers and certain employees. The company uses a December 31 measurement date for all of its plans.

	Pension Benefits		Medical and Life Benefits
$ in millions	2013	2012	2013	2012
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$27,746	$24,129	$2,448	$2,235
Service cost	516	522	36	34
Interest cost	1,117	1,184	96	109
Participant contributions	12	12	77	81
Plan amendments	—	(1)	—	—
Actuarial (gain) loss	(2,063)	3,114	(219)	202
Benefits paid	(1,365)	(1,220)	(227)	(227)
Other	9	6	13	14
Projected benefit obligation at end of year	$25,972	$27,746	$2,224	$2,448

	Pension Benefits		Medical and Life Benefits
$ in millions	2013	2012	2013	2012
Change in plan assets
Fair value of plan assets at beginning of year	$22,962	$21,340	$1,062	$ 946
Gain on plan assets	1,907	2,463	137	119
Employer contributions	579	366	114	129
Participant contributions	12	12	77	81
Benefits paid	(1,365)	(1,220)	(227)	(227)
Other	3	1	12	14
Fair value of plan assets at end of year	24,098	22,962	1,175	1,062
Funded status	($ 1,874)	($4,784)	($1,049)	($1,386)
Amounts recognized in the Consolidated Statements of Financial Position
Non-current assets	$ 117	$ 7	$ 72	$ 49
Current liability	(122)	(111)	(36)	(30)
Non-current liability	(1,869)	(4,680)	(1,085)	(1,405)
The following table shows those amounts expected to be recognized in net periodic benefit cost in 2014:

$ in millions	Pension Benefits	Medical and Life Benefits
Amounts expected to be recognized in 2014 net periodic benefit cost
Net actuarial loss	$327	$ 9
Prior service credit	(59)	(30)
The accumulated benefit obligation for all defined benefit pension plans was $25.7 billion and $27.2 billion at December 31, 2013 and 2012, respectively.

NORTHROP GRUMMAN CORPORATION

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2013	2012
Projected benefit obligation	$24,129	$27,645
Accumulated benefit obligation	23,830	27,146
Fair value of plan assets	22,138	22,853
Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine the benefit obligations and the net periodic benefit cost:

	Pension Benefits		Medical and Life Benefits
	2013	2012	2013	2012
Assumptions used to determine benefit obligation at December 31
Discount rate	4.99%	4.12%	4.90%	4.02%
Initial cash balance crediting rate assumed for the next year	3.90%	3.00%
Rate to which the cash balance crediting rate is assumed to increase (the ultimate rate)	4.70%	4.25%
Year that the cash balance crediting rate reaches the ultimate rate	2019	2018
Rate of compensation increase	3.00%	2.75%
Initial health care cost trend rate assumed for the next year			6.50%	7.00%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate			2017	2017
Assumptions used to determine benefit cost for the year ended December 31
Discount rate	4.12%	5.03%	4.02%	5.02%
Initial cash balance crediting rate assumed for the next year	3.00%	3.25%
Rate to which the cash balance crediting rate is assumed to increase (the ultimate rate)	4.25%	4.50%
Year that the cash balance crediting rate reaches the ultimate rate	2018	2017
Expected long-term return on plan assets	8.00%	8.25%	7.33%	7.44%
Rate of compensation increase	2.75%	2.75%
Initial health care cost trend rate assumed for the next year			7.00%	7.50%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate			2017	2017
The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, the discount rate is primarily determined using a portfolio of high-quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan.
Through consultation with investment advisors, expected long-term returns for each of the plans’ strategic asset classes were developed. Several factors were considered, including current market data such as yields/price-earnings ratios, historical market returns over long periods and periodic surveys of investment managers’ expectations. Using policy target allocation percentages and the asset class expected returns, a weighted-average expected return was calculated.
The assumptions used for pension benefits are consistent with those used for retiree medical and life insurance benefits. The long-term rate of return on plan assets used for medical and life benefits is reduced to allow for the impact of tax on expected returns as the earnings of certain Voluntary Employee Beneficiary Association (VEBA) trusts are taxable, unlike the pension trust.

NORTHROP GRUMMAN CORPORATION

A one-percentage-point change in the initial through the ultimate health care cost trend rates would have had the following estimated effect on 2013 other post-retirement benefit results:

$ in millions	1-Percentage- Point Decrease	1-Percentage- Point Increase
Increase (decrease) from change in health care cost trend rates to
Total service and interest cost	$(5)	$4
Other post-retirement benefit liability	(81)	67
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
Our investment policies and procedures are designed to ensure the plans’ investments are in compliance with ERISA (Employee Retirement Income Security Act). Guidelines are established defining permitted investments within each asset class. Derivatives are used for transitioning assets, asset class rebalancing, managing currency risk and for management of fixed income and alternative investments.
For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2013:

Asset Allocation Ranges
Domestic equities	10% - 30%
International equities	5% - 25%
Fixed income securities	30% - 50%
Alternative investments	15% - 30%

NORTHROP GRUMMAN CORPORATION

The table below provides the fair values of the company’s pension and VEBA trust plan assets at December 31, 2013, and 2012, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 1 for definition of levels). The significant amount of Level 2 investments in the table results from including in this category investments in pooled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis, and fixed income securities valued using model-based pricing services.

	Level 1		Level 2		Level 3		Total
$ in millions	2013	2012	2013	2012	2013	2012	2013	2012
Asset category
Cash and cash equivalents(1)	$ 32	$ 92	$ 1,467	$ 1,748			$ 1,499	$ 1,840
Domestic equities	4,163	3,657	287	318	2	$ 2	4,452	3,977
International equities	2,473	1,700	1,741	2,319			4,214	4,019
Fixed income securities
U.S. Treasuries			1,602	1,780			1,602	1,780
U.S. Government Agency			974	968			974	968
Non-U.S. Government			422	401			422	401
Corporate debt			4,744	4,123			4,744	4,123
Asset backed			545	528	4	4	549	532
High yield debt			922	1,139	1	28	923	1,167
Bank loans			185	223			185	223
Alternative Investments
Hedge funds					821	758	821	758
Private equities					2,075	1,980	2,075	1,980
Real estate					2,767	2,256	2,767	2,256
Other	26	(5)	20	5			46	—
Fair value of plan assets at the end of the year	$6,694	$5,444	$12,909	$13,552	$5,670	$5,028	$25,273	$24,024

(1)	Cash and cash equivalents are predominantly held in money market funds.
The changes in the fair value of the pension and VEBA plan trust assets measured using Level 3 significant unobservable inputs during 2013 and 2012, are as follows:

$ in millions	Hedge funds and High-yield debt	Private equities	Real Estate	Other	Total
Balance as of December 31, 2011	$1,446	$2,098	$1,788	$6	$5,338
Actual return on plan assets:
Unrealized gains (losses), net	23	(122)	68	5	(26)
Realized gains (losses), net	47	—	—	(5)	42
Purchases	—	259	846	—	1,105
Sales	(730)	(255)	(446)	—	(1,431)
Balance as of December 31, 2012	$ 786	$1,980	$2,256	$6	$5,028
Actual return on plan assets:
Unrealized gains (losses), net	(16)	112	262	—	358
Realized gains (losses), net	43	—	—	—	43
Purchases	200	666	763	—	1,629
Sales	(191)	(683)	(514)	—	(1,388)
Balance as of December 31, 2013	$ 822	$2,075	$2,767	$6	$5,670
Generally, investments are valued based on information in financial publications of general circulation, statistical and valuation services, records of security exchanges, appraisal by qualified persons, transactions and bona fide offers. Domestic and international equities consist primarily of common stocks and institutional common trust

NORTHROP GRUMMAN CORPORATION

funds. Investments in common and preferred shares are valued at the last reported sales price of the stock on the last business day of the reporting period. Units in common trust funds and hedge funds are valued based on the redemption price of units owned by the trusts at year-end. Fair value for real estate and private equity partnerships is primarily based on valuation methodologies that include third party appraisals, comparable transactions, discounted cash flow valuation models and public market data.
Non-government fixed income securities are invested across various industry sectors and credit quality ratings. Generally, investment guidelines are written to limit securities, for example, to no more than 5 percent of each trust account, and to exclude the purchase of securities issued by the company. The number of real estate and private equity partnerships is 163 and the unfunded commitments are $899 million and $810 million as of December 31, 2013 and 2012, respectively. For alternative investments that cannot be redeemed, such as limited partnerships, the typical investment term is ten years. For alternative investments that permit redemptions, such redemptions are generally made quarterly and require a 90-day notice. The company is generally unable to determine the final redemption date and amount until the request is processed by the investment fund and therefore categorizes such alternative investments as Level 3 assets.
For the years ended December 31, 2013 and 2012, the defined benefit pension and VEBA trusts did not hold any Northrop Grumman common stock.
Benefit Payments
The following table reflects estimated future benefit payments for the next ten years, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2013:

$ in millions	Pension Plans	Medical and Life Plans
Year Ending December 31
2014	$1,341	$148
2015	1,394	154
2016	1,446	160
2017	1,500	165
2018	1,557	169
2019 through 2023	8,556	860
In 2014, the company expects to contribute the required minimum funding level of approximately $74 million to its pension plans and approximately $90 million to its other post-retirement benefit plans, with no expected additional voluntary pension contributions. During the years ended December 31, 2013 and 2012, the company made voluntary pension contributions of $500 million and $300 million, respectively.
14. STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Compensation Plans
At December 31, 2013, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan (2001 Plan) and the 2011 Long-Term Incentive Stock Plan (2011 Plan), both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND) and the 1995 Stock Plan for Non-Employee Directors (1995 SPND) as amended. All of these plans were approved by the company’s shareholders. The company has historically issued new shares to satisfy award grants.
Employee Plans – In May 2011, the shareholders of the company approved the company’s new 2011 Plan, which replaced the expired 2001 Plan. The 2011 Plan permit grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs), and stock awards. Each stock option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Outstanding stock options granted prior to 2008 generally vest in 25 percent increments over four years from the grant date, and grants outstanding expire ten years after the grant date. Stock options granted after January 1, 2008, vest in 33 percent increments over three years from the grant date, and grants outstanding expire seven years after the grant date. No SARs have been granted under either plan. Stock awards in the form of restricted performance stock rights and restricted stock rights are granted to key employees without payment to the company. The 2011 Plan also provides equity-based award grants to non-employee directors.

NORTHROP GRUMMAN CORPORATION

Under the 2011 Plan, the company is authorized to issue or transfer shares of common stock pursuant to the types of awards mentioned above. The 2011 Plan authorized 39.1 million new shares plus 6.9 million shares from the 2001 LTISP that were previously authorized and available to be issued at the date the 2001 Plan expired. Under the terms of the 2011 Plan, in the event that outstanding awards under the 2001 Plan expire or terminate without being exercised or paid, as the case may be, such shares (the Forfeited Shares) will become available for award under the 2011 Plan.
Recipients of restricted performance stock rights earn shares of stock, based on financial metrics determined by the board of directors in accordance with the plan. Depending on whether performance objectives are met, recipients could forfeit up to 100 percent of the original grant or could earn up to 200 percent of the original grant. Restricted performance stock rights and restricted stock rights issued under either plan generally vest after three or four years. Termination of employment can result in forfeiture of some or all of the benefits extended. Shares issued under the 2011 Plan, other than for stock options, stock appreciation rights and the Forfeited Shares, will be counted against the 2011 Plan’s aggregate share limit as 4.5 shares for every one share actually issued in connection with the award; any shares issued for stock options, stock appreciation rights and the Forfeited Shares will be counted against the remaining shares on a one-for-one basis.
As of December 31, 2013, 28 million shares are available for grant under the 2011 Plan.
Non-Employee Director Plans – Under the 2011 Plan, each non-employee director must defer a portion of their compensation into a stock unit account (Automatic Stock Units). The Automatic Stock Units accrued under the 2011 Plan and the 1993 SPND are paid out in the form of common stock at the conclusion of the director's board service, or earlier, as specified by the director, if he or she has five or more years of service. In addition, each director may elect to defer payment of all or a portion of his or her remaining cash retainer or committee retainer fees into a stock unit account (Elective Stock Units). The Elective Stock Units are paid at the conclusion of board service or earlier as specified by the director, regardless of years of service. Directors are credited with dividend equivalents in connection with the accumulated stock units until shares of common stock related to such stock units are issued.  Since all directors are eligible to receive awards under the 2011 LTISP, shares from this plan are available for future director awards following the same share counting limits as described for the employee plans. Awards under the 2011 Plan are made pursuant to the Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the 2011 Plan, which sets forth the terms and conditions for the awards of stock units as described above.
The 1995 SPND provided for an annual grant of nonqualified stock options to each non-employee director. Since June 2005, no new grants have been issued under that 1995 SPND. Each grant of stock options under the 1995 SPND was made at the closing market price on the date of the grant and expires ten years from the date of grant. As of December 31, 2013, three non-employee directors held unexercised stock options.
Compensation Expense
Stock-based compensation expense and the related tax benefits for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Year Ended December 31
$ in millions	2013	2012	2011
Stock-based compensation expense:
Stock options	$ 4	$ 10	$ 14
Stock awards	140	173	125
Total stock-based compensation expense	144	183	139
Tax benefits from the exercise of stock options	25	26	18
Tax benefits from the issuance of stock awards	16	19	37
Total tax benefits recognized for stock-based compensation	$ 41	$ 45	$ 55
At December 31, 2013, there was $102 million of unrecognized compensation expense related to unvested awards granted under the company’s stock-based compensation plans, predominantly related to stock awards. These amounts are expected to be charged to expense over a weighted-average period of 1.3 years.

NORTHROP GRUMMAN CORPORATION

Stock Options
There were no stock options issued in 2013 or 2012. Stock option activity for the year ended December 31, 2013, was as follows:

	Shares under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at January 1, 2013	6,271	$58	2.9 years	$66
Exercised	(4,522)	59
Cancelled and forfeited	(29)	60
Outstanding at December 31, 2013	1,720	56	2.6 years	101
Vested and expected to vest in the future at December 31, 2013	1,716	56	2.6 years	101
Exercisable at December 31, 2013	1,343	$55	2.2 years	$80
The total intrinsic value of exercised stock options during the years ended December 31, 2013, 2012 and 2011, was $118 million, $97 million and $46 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31, 2013 (for outstanding options), less the applicable exercise price.
Stock Awards
Compensation expense for stock awards is measured at the grant date based on the fair value of the award and is recognized over the vesting period (generally three years). The fair value of stock awards and performance stock awards is determined based on the closing market price of the company’s common stock on the grant date. The fair value of market-based stock awards is determined at the grant date using a Monte Carlo simulation model. For purposes of measuring compensation expense for performance awards, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.
Stock award activity for the years ended December 31, 2013, 2012 and 2011, is presented in the table below. Vested awards do not include any adjustments to reflect the final performance measure for issued shares.

	Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	4,300	$53	1.5
Granted	1,748	63
Vested	(1,824)	42
Forfeited	(350)	50
Shipbuilding spin-off adjustment	(252)	47
Outstanding at December 31, 2011	3,622	$58	1.6
Granted	1,860	60
Vested	(1,800)	55
Forfeited	(204)	59
Outstanding at December 31, 2012	3,478	$61	1.6
Granted	1,577	64
Vested	(1,323)	60
Forfeited	(312)	62
Outstanding at December 31, 2013	3,420	$61	1.5
The company issued 3.4 million, 2.8 million and 1.4 million shares to employees in settlement of fully vested stock awards, which had total fair values at issuance of $226 million, $172 million and $87 million and grant date fair

NORTHROP GRUMMAN CORPORATION

values of $105 million, $75 million and $101 million during the years ended December 31, 2013, 2012 and 2011, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of the performance adjustments and changes in the fair market value of the company’s common stock.
In 2013, the company granted certain employees 0.5 million restricted stock rights (RSRs) and 1.1 million restricted performance stocks rights (RPSRs) under the company's long-term incentive stock plan, with a grant date aggregate fair value of $101 million. The majority of stock awards were granted on February 20, 2013. The RSRs will typically vest on the third anniversary of the grant date, while the RPSRs will vest and pay out based on the achievement of financial metrics for the three-year period ending December 31, 2015.
In 2014, the company expects to issue to employees approximately 2.5 million shares of common stock with a grant date fair value of $80 million, principally related to the 2011 RPSR awards that vested as of December 31, 2013. The ultimate amount of shares to be paid out is subject to approval by the Compensation Committee of the Board of Directors and may vary from this estimate.
Cash Awards
In 2013, the company granted certain employees cash units (CUs) and cash performance units (CPUs) with a minimum aggregate payout amount of $32 million and a maximum aggregate payout amount of $173 million. The majority of cash awards were granted on February 20, 2013. The CUs will vest and settle in cash on the third anniversary of the grant date, while the CPUs will vest and settle in cash based on the achievement of financial metrics for the three-year period ending December 31, 2015. At December 31, 2013, there was $108 million of unrecognized compensation expense related to cash awards.
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

2013
In millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$6,104	$6,294	$6,106	$6,157
Operating income	759	806	790	768
Net earnings	489	488	497	478

Basic earnings per share	2.07	2.09	2.18	2.17
Diluted earnings per share	2.03	2.05	2.14	2.12

Weighted-average common shares outstanding	236.4	234.0	228.2	220.5
Weighted-average diluted shares outstanding	241.0	237.5	232.6	225.2
Significant 2013 Fourth Quarter Events – In the fourth quarter of 2013, the company repurchased 6.6 million shares of common stock for $699 million.

2012
In millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$6,198	$6,274	$6,270	$6,476
Operating income	796	774	736	824
Net earnings	506	480	459	533

Basic earnings per share	2.00	1.91	1.86	2.19
Diluted earnings per share	1.96	1.88	1.82	2.14

Weighted-average common shares outstanding	253.1	250.8	247.2	243.4
Weighted-average diluted shares outstanding	258.0	254.7	252.1	248.9

NORTHROP GRUMMAN CORPORATION

Significant 2012 Fourth Quarter Events – In the fourth quarter of 2012, the company repurchased 7.3 million shares of common stock for $487 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of December 31, 2013, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter of 2013, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.
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
To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting is effective as of December 31, 2013.
Deloitte & Touche LLP issued an attestation report dated February 3, 2014, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2013, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/ Wesley G. Bush
Chairman, Chief Executive Officer and President

/s/ James F. Palmer
Corporate Vice President and Chief Financial Officer
February 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 3, 2014

NORTHROP GRUMMAN CORPORATION

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
DIRECTORS
Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.
EXECUTIVE OFFICERS
Our executive officers as of February 3, 2014, are listed below, along with their ages on that date, positions and offices with the company, and principal occupations and employment during the past five years.

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)
Wesley G. Bush	52	Chairman, Chief Executive Officer and President	2010	President and Chief Operating Officer (2007-2009); Prior to March 2007, President and Chief Financial Officer (2006-2007); Corporate Vice President and Chief Financial Officer (2005-2006)
M. Sidney Ashworth	62	Corporate Vice President, Government Relations	2010
Vice President of Washington Operations, GE Aviation (2010); Prior to March 2010, Principal, the Ashworth Group (2009-2010); Professional Staff Member , U.S. Senate Committee on Appropriations (1995-2009)

Michael A. Hardesty	42	Corporate Vice President, Controller, and Chief Accounting Officer	2013
Vice President and Chief Financial Officer, Information Systems sector (2011-2013); Vice President, Internal Audit (2010-2011); Vice President and Chief Financial Officer, Enterprise Shared Services (2008-2010)

Mark A. Caylor	49	Corporate Vice President and President, Enterprise Shared Services	2013	Corporate Vice President and Treasurer (2011-2012); Assistant Treasurer (2008-2011); Director, Mergers & Acquisitions (2006-2008)
Sheila C. Cheston	55	Corporate Vice President and General Counsel	2010	Executive Vice President and Director, BAE Systems, Inc. (2009 -2010); Prior to September 2009, Senior Vice President, General Counsel, Secretary and Director, BAE Systems, Inc. (2002-2009)
Gloria A. Flach	55	Corporate Vice President and President, Electronic Systems Sector	2013
Corporate Vice President and President, Enterprise Shared Services (2010-2012); Sector Vice President and General Manager, Targeting Systems Division, Electronic Systems (ES) Sector (2010); Prior to 2010, Sector Vice President and General Manager of Engineering, Manufacturing and Logistics, ES Sector (2009).

Darryl M. Fraser	55	Corporate Vice President, Communications	2008	Sector Vice President of Business Development and Strategic Initiatives, Mission Systems Sector (2007-March 2008)

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)
Christopher T. Jones	49	Corporate Vice President and President, Technical Services	2013	Vice President and General Manager, Integrated Logistics and Modernization Division, Technical Services Sector (2010-2012); Director of Product Support (2004-2010)
Linda A. Mills	64	Corporate Vice President, Operations	2013	Corporate Vice President and President, Information Systems Sector (2009-2012)
James F. Palmer	64	Corporate Vice President and Chief Financial Officer	2007	Executive Vice President and Chief Financial Officer, Visteon Corporation (2004-2007)
Denise M. Peppard	57	Corporate Vice President and Chief Human Resources Officer	2011	Vice President and Chief Human Resources, Computer Sciences Corporation (2010-2011); Senior Vice President of Human Resources, Wyeth Pharmaceuticals, Inc. (2001-2010)
David T. Perry	49	Corporate Vice President and Chief Global Business Development Officer	2012	Vice President and General Manager of Naval and Marine Systems Division, Electronic Systems Sector (2009-2012); Vice President of Marine Systems, Electronic Systems Sector (2005-2009)
Thomas E. Vice	51	Corporate Vice President and President, Aerospace Systems Sector	2013
Corporate Vice President and President, Technical Services (2010-2012); Sector Vice President and General Manager, Battle Management and Engagement Systems Division, Aerospace Systems Sector (2008-2010)

Kathy J. Warden	42	Corporate Vice President and President, Information Systems Sector	2013
Vice President and General Manager, Cyber Intelligence Division (2011-2012); Vice President, Cyber and SIGINT business unit (2008-2011); Vice President, Intelligence Systems, General Dynamics Corporation (2007-2008)

AUDIT COMMITTEE FINANCIAL EXPERT
The information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
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
The Web site and information contained on it or incorporated in it are not intended to be incorporated in this report on Form 10-K or other filings with the Securities and Exchange Commission.
OTHER DISCLOSURES
Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
Item 11. Executive Compensation
Information concerning Executive Compensation, including information concerning Compensation Committee Interlocks and Insider Participation and Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

NORTHROP GRUMMAN CORPORATION

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information as to Certain Relationships and Related Transactions and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information as to Principal Accountant Fees and Services will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

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

3(b)	Amended and Restated Bylaws of Northrop Grumman Corporation dated December 17, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 23, 2013)

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
Form of Officers’ Certificate establishing the terms of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.75 percent Debentures due 2031 (incorporated by reference to Exhibit 10.9 to Form 8-K filed April 17, 2001)

4(i)
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

4(aa)	Form of Northrop Grumman Corporation’s 5.05 percent Senior Note due 2019 (incorporated by reference to Exhibit 4(c) to Form 8-K filed July 30, 2009)

4(bb)
Second Supplemental Indenture dated as of November 8, 2010, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 8, 2010)

4(cc)	Form of Northrop Grumman Corporation’s 3.500% Senior Note due 2021 (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 8, 2010)

4(dd)	Form of Northrop Grumman Corporation’s 5.050% Senior Note due 2040 (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 8, 2010)

4(ee)
Third Supplemental Indenture dated as of March 30, 2011, by and among Titan II, Inc. (formerly known as Northrop Grumman Corporation), The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, and Titan Holdings II, L.P., to Indenture dated as of November 21, 2001 between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.9 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

4(ff)
Fourth Supplemental Indenture dated as of March 30, 2011, by and among Titan Holdings II, L.P., The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, and Northrop Grumman Corporation (formerly known as New P., Inc.), to Indenture dated as of November 21, 2001 between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.10 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011)

4(gg)
Fifth Supplemental Indenture, dated as of May 31, 2013, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K filed May 31, 2013)

4(hh)	Form of 1.750% Senior Note due 2018 (incorporated by reference to Exhibit 4(a) to Form 8-K filed May 31, 2013)

4(ii)	Form of 3.250% Senior Note due 2023 (incorporated by reference to Exhibit 4(a) to Form 8-K filed May 31, 2013)

4(jj)	Form of 4.750% Senior Note due 2043 (incorporated by reference to Exhibit 4(a) to Form 8-K filed May 31, 2013)

10(a)
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

10(b)
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

NORTHROP GRUMMAN CORPORATION

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

NORTHROP GRUMMAN CORPORATION

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
Grant Certificate Specifying the Terms and Conditions Applicable to 2012 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 17, 2012)

(v)
Grant Certificate Specifying the Terms and Conditions Applicable to 2013 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 21, 2013)

(vi)
Grant Certificate Specifying the Terms and Conditions Applicable to 2013 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 21, 2013)

(vii)
Grant Certificate Specifying the Terms and Conditions Applicable to Special 2013 Restricted Stock Rights Granted to James F. Palmer Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2013)

+*10(l)	Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2014)

*(i)	Appendix B to the Northrop Grumman Supplemental Plan 2: ERISA Supplemental Program 2 (Amended and Restated Effective as of January 1, 2014)

(ii)	Appendix F to the Northrop Grumman Supplemental Plan 2: CPC Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2012)

(iii)	Appendix G to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2012)

+*10(m)	Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) (Amended and Restated Effective January 1, 2014)

+*10(n)	Northrop Grumman Electronic Systems Executive Pension Plan (Amended and Restated Effective as of January 1, 2014)

+10(o)
Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation (Amended and Restated Effective July 20, 2012) (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012)

+10(p)	Letter dated May 15, 2013, between the Board of Directors and Wesley G. Bush (incorporated by reference to Exhibit 99.1 to Form 8-K filed May 15, 2013)

NORTHROP GRUMMAN CORPORATION

+10(q)	Non-Employee Director Compensation Term Sheet, effective May 15, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2012, filed July 24, 2012)

+10(r)
Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012, filed April 24, 2012)

+10(s)
Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2013) (incorporated by reference to Exhibit 10(t) to Form 10-K for the year ended December 31, 2012, filed February 4, 2013)

+10(t)
The 2002 Incentive Compensation Plan of Northrop Grumman Corporation, As Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

+10(u)
Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non-Section 162(m) Officers), as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

+10(v)
Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of October 1, 2013) (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2013, filed October 23, 2013)

+10(w)
Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of October 1, 2013) (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2013, filed October 23, 2013)

+10(x)	Compensatory Arrangements of Certain Officers (incorporated by reference to Item 5.02(e) of Form 8-K filed February 21, 2013)

+10(y)
Offering letter dated February 1, 2007 from Northrop Grumman Corporation to James F. Palmer relating to position of Corporate Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10(3) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007), as amended by Amendment to Letter Agreement between Northrop Grumman Corporation and James F. Palmer dated December 17, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 19, 2008)

+10(z)
Northrop Grumman Supplemental Retirement Replacement Plan, as Restated, dated January 1, 2008 between Northrop Grumman Corporation and James F. Palmer (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 19, 2008)

(i)
First Amendment to the Northrop Grumman Supplemental Retirement Replacement Plan, dated October 25, 2011 (incorporated by reference to Exhibit 10(bb)(i) to Form 10-K for the year ended December 31, 2011, filed February 7, 2012)

+10(aa)
Northrop Grumman Corporation Special Officer Retiree Medical Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)

+10(bb)	Executive Life Insurance Policy (incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

+10(cc)
Executive Accidental Death, Dismemberment and Plegia Insurance Policy Terms applicable to Executive Officers dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

+10(dd)
Executive Long-Term Disability Insurance Policy as amended by Amendment No. 2 dated June 19, 2008 and effective as of October 4, 2007 (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended June 30, 2008, filed July 29, 2008)

NORTHROP GRUMMAN CORPORATION

+10(ee)
Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, filed February 22, 1996), as amended by action of the Compensation Committee of the Board of Directors of Northrop Grumman Corporation effective July 1, 2009 (incorporated by reference to Item 5.02(e) of Form 8-K filed May 26, 2009)

+10(ff)	Group Personal Excess Liability Policy (incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2011, filed July 27, 2011)

+10(gg)
Letter dated December 16, 2009 from Northrop Grumman Corporation to Wesley G. Bush regarding compensation effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2009)

+10(hh)
Northrop Grumman Corporation 1995 Stock Plan for Non-Employee Directors, as Amended as of May 16, 2007 (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for the 2007 Meeting of Shareholders filed April 12, 2007)

+10(ii)
Retirement and Separation Agreement dated July 23, 2012 between Northrop Grumman Systems Corporation and Gary W. Ervin (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2012, filed July 24, 2012)

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*18	Preferability Letter of Independent Registered Public Accounting Firm dated February 3, 2014

*21	Subsidiaries

*23	Consent of Independent Registered Public Accounting Firm

*24	Power of Attorney

*31.1	Rule 13a-15(e)/15d-15(e) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-15(e)/15d-15(e) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) Consolidated Statements of Financial Position, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement

*	Filed with this Report

**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of February 2014.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Michael A. Hardesty
Michael A. Hardesty
Corporate Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 3rd day of February 2014, by the following persons and in the capacities indicated.

Signature	Title

Wesley G. Bush*	Chairman, Chief Executive Officer and President (Principal Executive Officer), and Director

James F. Palmer*	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Michael A. Hardesty	Corporate Vice President, Controller and Chief Accounting Officer

Victor H. Fazio*	Director

Donald E. Felsinger*	Director

Stephen E. Frank *	Director

Bruce S. Gordon*	Director

William H. Hernandez*	Director

Madeleine A. Kleiner*	Director

Karl J. Krapek*	Director

Richard B. Myers*	Director

Aulana L. Peters*	Director

Gary Roughead*	Director

Thomas M. Schoewe*	Director

Kevin W. Sharer*	Director

*By:	/s/ Jennifer C. McGarey
Jennifer C. McGarey
Corporate Vice President and Secretary
Attorney-in-Fact
pursuant to a power of attorney