Form 10-Q
period 2014-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2014-04-23
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-16411
NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	80-0640649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2980 Fairview Park Drive, Falls Church, Virginia 22042
(Address of principal executive offices)
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
As of April 17, 2014, 214,135,271 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2014	2013
Sales
Product	$3,408	$3,421
Service	2,440	2,683
Total sales	5,848	6,104
Operating costs and expenses
Product	2,533	2,631
Service	1,928	2,156
General and administrative expenses	542	558
Operating income	845	759
Other (expense) income
Interest expense	(69)	(53)
Other, net	10	6
Earnings before income taxes	786	712
Federal and foreign income tax expense	207	223
Net earnings	$579	$489

Basic earnings per share	$2.68	$2.07
Weighted-average common shares outstanding, in millions	216.3	236.4
Diluted earnings per share	$2.63	$2.03
Weighted-average diluted shares outstanding, in millions	220.4	241.0

Net earnings (from above)	$579	$489
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	61	80
Change in cumulative translation adjustment	2	(16)
Other comprehensive income, net of tax	63	64
Comprehensive income	$642	$553
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$3,885	$5,150
Accounts receivable, net	3,234	2,685
Inventoried costs, net	781	698
Deferred tax assets	539	605
Prepaid expenses and other current assets	165	350
Total current assets	8,604	9,488
Property, plant and equipment, net of accumulated depreciation of $4,401 in 2014 and $4,337 in 2013	2,793	2,806
Goodwill	12,468	12,438
Non-current deferred tax assets	199	209
Other non-current assets	1,471	1,440
Total assets	$25,535	$26,381

Liabilities
Trade accounts payable	$1,229	$1,229
Accrued employee compensation	1,050	1,446
Advance payments and amounts in excess of costs incurred	1,494	1,722
Other current liabilities	1,498	1,418
Total current liabilities	5,271	5,815
Long-term debt, net of current portion	5,927	5,928
Pension and other post-retirement benefit plan liabilities	2,874	2,954
Other non-current liabilities	894	1,064
Total liabilities	14,966	15,761

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2014—215,007,156 and 2013—217,599,230	215	218
Paid-in capital	292	848
Retained earnings	12,983	12,538
Accumulated other comprehensive loss	(2,921)	(2,984)
Total shareholders’ equity	10,569	10,620
Total liabilities and shareholders’ equity	$25,535	$26,381
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2014	2013
Operating activities
Net earnings	$579	$489
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	109	110
Stock-based compensation	22	24
Excess tax benefits from stock-based compensation	(68)	(17)
Deferred income taxes	40	31
(Increase) decrease in assets:
Accounts receivable, net	(531)	(195)
Inventoried costs, net	(66)	(125)
Prepaid expenses and other assets	(6)	(9)
Increase (decrease) in liabilities:
Accounts payable and accruals	(755)	(560)
Income taxes payable	279	209
Retiree benefits	14	71
Other, net	(19)	(27)
Net cash (used in) provided by operating activities	$(402)	$1

Investing activities
Capital expenditures	(60)	(40)
Other investing activities, net	(72)	2
Net cash used in investing activities	(132)	(38)

Financing activities
Common stock repurchases	(570)	(456)
Cash dividends paid	(132)	(130)
Other financing activities, net	(29)	(56)
Net cash used in financing activities	(731)	(642)
Decrease in cash and cash equivalents	(1,265)	(679)
Cash and cash equivalents, beginning of year	5,150	3,862
Cash and cash equivalents, end of period	$3,885	$3,183
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2014	2013
Common stock
Beginning of year	$218	$239
Common stock repurchased	(5)	(6)
Shares issued for employee stock awards and options	2	2
End of period	215	235
Paid-in capital
Beginning of year	848	2,924
Common stock repurchased	(560)	(425)
Stock compensation	(7)	(33)
Other	11	(5)
End of period	292	2,461
Retained earnings
Beginning of year	12,538	11,138
Net earnings	579	489
Dividends declared	(134)	(131)
End of period	12,983	11,496
Accumulated other comprehensive loss
Beginning of year	(2,984)	(4,787)
Other comprehensive income, net of tax	63	64
End of period	(2,921)	(4,723)
Total shareholders’ equity	$10,569	$9,469
Cash dividends declared per share	$0.61	$0.55
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.    BASIS OF PRESENTATION
Principles of Consolidation and Reporting
These unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and subsidiaries (herein referred to as "Northrop Grumman," the "company," "we," "us," or "our"). Material intercompany accounts, transactions and profits are eliminated in consolidation. Investments in equity securities and joint ventures where the company has significant influence, but not control, are accounted for using the equity method.
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the rules of the Securities and Exchange Commission (SEC) for interim reporting purposes. These financial statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the company's unaudited condensed consolidated financial position, results of operations and cash flows.
The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report on Form 10-K).
The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is the company's long-standing practice to establish actual interim closing dates using a “fiscal” calendar, in which we close our books on a Friday near these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. This practice is only used at interim periods within a reporting year.
Accounting Estimates
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation thereof requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared using the most current and best available information; however, actual results could differ materially from those estimates.
The majority of our contracts are accounted for under the percentage-of-completion method. For such contracts, changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes on current and prior periods; revenue and profit in future periods of contract performance are recognized as if the revised estimates had been used since contract inception. Changes in contract estimates occur for a variety of reasons, including changes in contract scope, estimated revenue and cost estimates. These changes are often driven by events such as the resolution of risk at lower or higher cost than anticipated, unanticipated risks affecting contract costs, changes in indirect cost allocations, such as overhead and general and administrative expenses, and changes in estimated incentive fees. We employ an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. Changes in estimates are frequent; the company performs on a broad portfolio of long-term contracts, including the development of complex and customized military platforms and systems, as well as advanced electronic equipment and software, that often include technology at the forefront of science.
Significant changes in estimates on a single contract could have a material effect on the company's unaudited condensed consolidated financial position or results of operations and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. During the three months ended March 31, 2014 and 2013, aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $197 million and $174 million ($0.58 and $0.47 per diluted share based on statutory tax rates), respectively. No discrete event or adjustment to an individual contract was material to the unaudited condensed consolidated statements of earnings and comprehensive income for any of these periods.
As of March 31, 2014, the amounts related to claims and requests for equitable adjustment recognized in estimated contract values were not material individually or in aggregate. In addition, as of March 31, 2014, the company was not aware of any contract terminations in process that would have a material effect on our unaudited condensed consolidated financial position or annual results of operations.

NORTHROP GRUMMAN CORPORATION

Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates effective after March 31, 2014, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position or annual results of operations.
Reclassifications
Our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 reflect cash flows from operating activities presented solely on the indirect method. The company previously presented both the direct method and indirect method for our cash flows from operating activities. This change in reporting method had no effect on the amount of our net cash flows from operating activities.
In the first quarter of 2014, we reclassified our cash awards accrual from other current liabilities to accrued employee compensation, which are both reported within current liabilities on the unaudited condensed consolidated statement of financial position. The reclassification reduced other current liabilities and increased accrued employee compensation by $126 million and $277 million, as of March 31, 2014 and December 31, 2013, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	March 31, 2014	December 31, 2013
Unamortized benefit plan costs, net of tax benefit of $1,933 as of March 31, 2014 and $1,972 as of December 31, 2013	$(2,939)	$(3,000)
Cumulative translation adjustment	20	18
Net unrealized loss on marketable securities and cash flow hedges, net of tax benefit	(2)	(2)
Total accumulated other comprehensive loss	$(2,921)	$(2,984)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $3.2 billion and $3.3 billion as of March 31, 2014 and December 31, 2013, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from other comprehensive income to net earnings related to the amortization of benefit plan costs were $38 million and $80 million, net of taxes, for the three months ended March 31, 2014, and 2013, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost (See Note 8 for further information).
Reclassifications from other comprehensive income to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three months ended March 31, 2014 and 2013, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards and options granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 4.1 million shares and 4.6 million shares for the three months ended March 31, 2014 and 2013, respectively. The weighted-average diluted shares outstanding for the three months ended March 31, 2013 exclude anti-dilutive stock options to purchase approximately 1.3 million shares because such options had exercise prices in excess of the average market price of the company’s common stock during the period. We had no anti-dilutive stock options outstanding for the three months ended March 31, 2014.

NORTHROP GRUMMAN CORPORATION

Share Repurchases
The table below summarizes the company’s share repurchases:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(2)	Date Completed	Three Months Ended March 31
					2014	2013
June 16, 2010	$5,350	83.7	$63.86	September 2013	—	6.5
May 15, 2013(1)	$4,000	13.5	$108.59		4.8	—

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced in September 2013 upon the completion of the company's 2010 repurchase program. As of March 31, 2014, our repurchases under the program totaled $1.5 billion and $2.5 billion remained under this share repurchase authorization.The repurchase program is expected to expire when we have used all authorized funds for repurchase.

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
3.    SEGMENT INFORMATION
The company is aligned into four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. The United States (U.S.) Government is the primary customer of our four segments. The company, from time to time, acquires or disposes of businesses and realigns contracts, programs or business areas among and within our segments. Portfolio shaping and internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services.

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2014	2013
Sales
Aerospace Systems	$2,420	$2,485
Electronic Systems	1,644	1,721
Information Systems	1,577	1,674
Technical Services	697	717
Intersegment eliminations	(490)	(493)
Total sales	5,848	6,104
Operating income
Aerospace Systems	324	270
Electronic Systems	268	296
Information Systems	162	171
Technical Services	68	65
Intersegment eliminations	(65)	(54)
Total segment operating income	757	748
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	110	33
Unallocated corporate expenses	(22)	(19)
Other	—	(3)
Total operating income	$845	$759
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS (U.S. Government Cost Accounting Standards) pension adjustment is pension expense charged to contracts and included as cost in segment operating income less pension expense determined in accordance with GAAP. The increase in the FAS/CAS pension adjustment for the three months ended March 31, 2014, as compared to the same period in 2013, is primarily due to a reduction in FAS pension expense driven by the increase in our FAS discount rate assumption as of December 31, 2013.
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
4.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2014	2013
Federal and foreign income tax expense	$207	$223
Effective income tax rate	26.3%	31.3%
The company's lower effective tax rate for the three months ended March 31, 2014, reflects a $51 million benefit for the partial resolution of the 2007-2009 Internal Revenue Service (IRS) examination, offset in part by the absence in 2014 of research tax credits of $20 million recorded in the first quarter of 2013.
The IRS is conducting an examination of the company’s tax returns for the years 2007 through 2011. In the first quarter of 2014, the U.S. Congressional Joint Committee on Taxation approved the company's partial resolution of the IRS examination of the company’s 2007-2009 tax returns. As a result, the company recorded a reduction of income tax expense of $51 million. The company also reduced its unrecognized tax benefits by $59 million and

NORTHROP GRUMMAN CORPORATION

related accrued interest by $12 million. An immaterial portion of the 2007-2009 examination remains under review by the IRS and it is reasonably possible the matter will be resolved within the next twelve months.
Open tax years related to state and foreign jurisdictions remain subject to examination, but are not expected to have a material effect on the company’s unaudited condensed consolidated financial statements.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents fair value information for those assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$311	$311	$308	$308
Available-for-sale	2	2	2	2
Derivatives	(3)	(3)	(2)	(2)
Long-term debt, including current portion	$(5,929)	$(6,422)	$(5,930)	$(6,227)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2014.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund long-term deferred compensation programs, consisting of equity securities that are classified as either trading or available-for-sale, which can be liquidated without restriction. These assets are recorded at fair value and substantially all of these instruments are valued using Level 1 inputs, with an immaterial amount valued using Level 2 inputs. As of March 31, 2014 and December 31, 2013, marketable securities of $313 million and $310 million, respectively, were included in other non-current assets in the unaudited condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts, which are used to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. The notional values for the company's derivative portfolio at March 31, 2014 and December 31, 2013, were $171 million and $161 million, respectively. The portion of notional values designated as cash flow hedges at March 31, 2014 and December 31, 2013, were $67 million and $77 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the unaudited condensed consolidated financial statements and measured at fair value. Substantially all of these instruments are valued using Level 2 inputs.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the settlement of the underlying transactions. The derivative fair values and related unrealized gains and losses at March 31, 2014 and December 31, 2013, were not material. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and

NORTHROP GRUMMAN CORPORATION

declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On October 29, 2013, the court issued its decision in favor of the defendants on the statutory claims. The court has scheduled an April 30, 2014, hearing on defendants' dispositive motions on the remaining tort causes of action.
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. On August 26, 2013, the relator filed a corrected First Amended Complaint. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, and sought an unspecified partial refund of the contract purchase price, penalties, attorney's fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability. The relator also alleged he was improperly discharged in retaliation. On November 22, 2013, the company filed a motion to dismiss the First Amended Complaint. By Order dated December 11, 2013, based on the relator's stipulation, the court dismissed the relator's retaliation claim. By Order dated December 13, 2013, the court dismissed the remaining allegations without prejudice and granted the relator leave to file an Amended Complaint. On January 3, 2014, the relator filed a Second Amended Complaint that, with the exception of the retaliation claim which is now the subject of an arbitration demand, includes the same allegations as the First Amended Complaint. Although the ultimate outcome of these matters ("the FSS matters," collectively), including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert's report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT) a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $49 million as of March 31, 2014), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $39 million as of March 31, 2014) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $10 million as of March 31, 2014). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $43 million as of March 31, 2014), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013, the company received a report from the expert, which contains some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert's findings were favorable to the company and others were favorable to ECT. On November 14, 2013, the court requested the expert to prepare a supplemental report addressing responses filed by the parties in October 2013. At some point after the supplemental report is filed, the court is expected to issue a decision that could accept or reject the expert’s recommended findings.

NORTHROP GRUMMAN CORPORATION

The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe the outcome of any matter pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of March 31, 2014, or its annual results of operations or cash flows.
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
At March 31, 2014, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2014, or its annual results of operations and/or cash flows.
Environmental Matters
The estimated cost to complete remediation at certain current or formerly owned or leased sites has been accrued where the company believes, based on the facts and circumstances known to the company, it is probable the company will incur costs to address environmental impacts and the costs are reasonably estimable. As of March 31, 2014, management estimates the range of reasonably possible future costs for environmental remediation is between $320 million and $782 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At March 31, 2014, the amount accrued for probable environmental remediation costs was $337 million, of which $110 million is accrued in other current liabilities and $227 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of March 31, 2014, $57 million is deferred in inventoried costs and $123 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, management does not anticipate future remediation expenditures will have a material adverse effect on the company's unaudited condensed consolidated financial position as of March 31, 2014, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses stand-by letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2014, there were $334 million of stand-by letters of credit and guarantees and $165 million of surety bonds outstanding.

NORTHROP GRUMMAN CORPORATION

Credit Facility
The company maintains an unsecured credit facility in an aggregate principal amount of $1.775 billion (the Credit Agreement). The Credit Agreement contains customary terms and conditions, including covenants restricting the company's ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the Credit Agreement) to exceed 65 percent. At March 31, 2014, there was no balance outstanding under this facility. The company was in compliance with all covenants under its credit agreement on March 31, 2014.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2014, or its annual results of operations or cash flows.
Operating Leases
Rental expense for operating leases was $72 million and $74 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are net of immaterial amounts of sublease rental income.
8.    RETIREMENT BENEFITS
The cost to the company of its defined benefit retirement plans are shown in the following table:

	Three Months Ended March 31
	Pension Benefits		Medical and Life Benefits
$ in millions	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$114	$129	$8	$9
Interest cost	315	279	26	24
Expected return on plan assets	(467)	(453)	(21)	(19)
Amortization of:
Prior service credit	(15)	(14)	(7)	(12)
Net loss from previous years	82	152	2	7
Net periodic benefit cost	$29	$93	$8	$9
Employer Contributions
We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. For the three months ended March 31, 2014, we made contributions of $21 million and $7 million to the company’s defined benefit pension plans and post-retirement benefit plans, respectively.
The company also sponsors defined contribution plans. For the three months ended March 31, 2014 and 2013, we made contributions of $73 million and $75 million, respectively, to these plans.
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
In February 2014, the company granted certain employees 0.2 million restricted stock rights (RSRs) and 0.5 million restricted performance stocks rights (RPSRs) under the company's long-term incentive stock plan, with a grant date aggregate fair value of $88 million. The RSRs will typically vest on the third anniversary of the grant date, while the RPSRs will vest and settle based on the achievement of financial metrics for the three-year period ending December 31, 2016.
Cash Awards
In February 2014, the company granted certain employees cash units (CUs) and cash performance units (CPUs) with a minimum aggregate payout amount of $31 million and a maximum aggregate payout amount of $176 million. The CUs will vest and settle in cash on the third anniversary of the grant date, while the CPUs will vest and settle in cash based on the achievement of financial metrics for the three-year period ending December 31, 2016.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of March 31, 2014, and the related condensed consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders' equity for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Corporation's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders' equity for the year then ended (not presented herein); and in our report dated February 3, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/  Deloitte & Touche LLP
McLean, Virginia
April 22, 2014

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company. We provide innovative systems, products and solutions in unmanned systems; cybersecurity; command, control, communications and computers (C4) intelligence, surveillance and reconnaissance (C4ISR); strike aircraft; and logistics and modernization to government and commercial customers worldwide through our four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government services programs in the United States (U.S.) and abroad. We offer a broad portfolio of capabilities and technologies that enable us to deliver innovative systems and solutions for applications that range from undersea to outer space and into cyberspace. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with local, state and foreign governments and domestic and international commercial customers.
The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2013 Annual Report on Form 10-K, which provides a more thorough discussion of our systems, products and solutions; political and economic environment; industry outlook; and business trends. See further discussions in the Consolidated Operating Results and Segment Operating Results sections that follow.
Political and Economic Environment
The following is an update of events affecting the company’s political and economic environment since the filing of our 2013 Annual Report on Form 10-K.
On February 15, 2014, the President signed into law the Temporary Debt Limit Extension Act, suspending the statutory limit on the amount of permissible federal debt (the debt ceiling) until March 15, 2015.
On March 4, 2014, the President delivered his budget request for FY 2015 to Congress. The federal spending requested is consistent with levels mandated by the Bipartisan Budget Act of 2013. The discretionary spending request for FY 2015 totals $1.0 trillion, including DoD base defense spending of $489 billion and placeholder funding for overseas contingency operations (OCO) until a final budget request for OCO is determined.
In addition to his FY 2015 budget request, the President has requested an additional $56 billion in FY 2015 spending under the Opportunity, Growth and Security (OGS) Initiative. The OGS Initiative includes further spending priorities designated by the President and is split evenly between defense and non-defense programs and activities. The DoD’s portion of the defense-related OGS Initiative totals $26.4 billion, with proposed spending spread across military departments and other components.
The President’s budget request (excluding the OGS Initiative) complies with FY 2015 sequestration levels; however, the budget request's projected defense spending levels in FY 2016 through FY 2019 are approximately $115 billion above sequestration levels. The President proposes to achieve this higher spending plan by replacing sequestration with a combination of spending cuts and tax changes. Congress is currently considering the FY 2015 budget request.
Along with the President’s FY 2015 budget request, the DoD released its Quadrennial Defense Review (QDR), a congressionally-mandated report that discusses the DoD’s long-term strategies and priorities. The QDR recommends spending above the sequester levels and specifies the impacts if sequester caps are imposed again in 2016.
Operating Performance Assessment and Reporting
We manage and assess our business based on our performance on contracts and programs (two or more closely-related contracts), with consideration given to the Critical Accounting Policies, Estimates and Judgments described in Part II, Item 7 of our 2013 Annual Report on Form 10-K. Sales for our portfolio of long-term contracts is primarily recognized using the cost-to-cost method of percentage of completion accounting, but in some cases the units-of-delivery method of percentage of completion accounting is utilized. As a result, sales tend to fluctuate in concert with costs across our large portfolio of contracts. Due to Federal Acquisition Regulation (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as manufacturing, engineering and design labor costs, subcontractor costs, material costs, overhead costs, and general and administrative costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.
Our contract management process involves the use of contract estimates-at-completion (EACs), which are generally prepared and evaluated on a bottoms-up basis at least annually; reviews of significant contracts are performed on a

NORTHROP GRUMMAN CORPORATION

quarterly basis over the contract's period of performance. These EACs include an estimated contract operating income based initially on the contract award amount, adjusted to reflect estimated risks related to contract performance. These risks typically include technical risk, schedule risk and performance risk based on our evaluation of the contract effort. Similarly, the EACs may include identified opportunities for operating margin rate improvement. Over the contract's period of performance, our business and program management organizations perform evaluations of contract performance and adjust the contract revenue and cost estimates to reflect the latest reliable information available.
Our business and program management organizations are comprised of skilled professional managers whose objective is to satisfy the customer's expectations, deliver high quality products and services, and manage contract cost risks and opportunities to achieve an appropriate operating margin rate on the contract. Our comprehensive business and contract management process involves personnel with expertise from various disciplines including engineering, production control, contracts, cost management, mission assurance and quality, finance and supply chain, among others. As part of this overall contract management function, personnel monitor compliance with our critical accounting policies related to contract accounting and compliance with U.S. Government regulations. Contract operating income and period-to-period contract operating margin rates are adjusted over the contract's period of performance to reflect the latest estimated revenue and cost for the contract, including changes in the risks and opportunities affecting the contract. Such adjustments are accounted for under the cumulative catch-up method of accounting and may have a favorable or unfavorable effect on operating income depending upon the specific conditions affecting each contract.
In evaluating our operating performance, we look primarily at changes in sales and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations first focuses on our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, deliveries or other indicators of sales activity and contract mix. For purposes of this discussion, volume generally refers to increases or decreases in cost or sales from production/service activity levels or delivery rates. Performance refers to changes in contract margin rates for the period, as well as the continuing effect of prior cumulative catch-up adjustments. Both are primarily related to the changes in estimates referred to above.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended March 31
$ in millions, except per share amounts	2014	2013
Sales	$5,848	$6,104
Operating costs and expenses	5,003	5,345
Operating income	845	759
Operating margin rate	14.4%	12.4%
Federal and foreign income tax expense	207	223
Effective income tax rate	26.3%	31.3%
Diluted earnings per share	2.63	2.03
Net cash (used in) provided by operating activities	$(402)	$1
Sales
Sales for the three months ended March 31, 2014, decreased $256 million, or 4 percent, as compared with the same period in 2013.

NORTHROP GRUMMAN CORPORATION

The table below shows the variances in segment sales from the prior year period:

$ in millions	Three Month Variance
Aerospace Systems	$(65)	(3%)
Electronic Systems	(77)	(4%)
Information Systems	(97)	(6%)
Technical Services	(20)	(3%)
Intersegment sales elimination	3	(1%)
Total sales variance	$(256)	(4%)
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
Operating costs and expenses comprise the following:

	Three Months Ended March 31
$ in millions	2014	2013
Product costs	$2,533	$2,631
Service costs	1,928	2,156
General and administrative expenses	542	558
Operating costs and expenses	$5,003	$5,345
Product costs as a percentage of product sales for the three months ended March 31, 2014 were 74.3 percent as compared to 76.9 percent during the same period in 2013; the decrease was principally driven by higher net favorable adjustments at Aerospace Systems during the first quarter of 2014. Service costs as a percentage of service sales for the three months ended March 31, 2014 were 79.0 percent as compared to 80.4 percent during the same period in 2013; the decrease was mainly due to improved performance on certain operations and sustainment contracts at Aerospace Systems. For the product and service costs detail, see the Product and Service Analysis section that follows Segment Operating Results.
General and administrative expenses as a percentage of total sales for the three months ended March 31, 2014 were 9.3 percent as compared with 9.1 percent during the same period in 2013, driven by lower sales and an increase in independent research and development (IR&D) at Aerospace Systems and Electronic Systems.
Operating Income
We define operating income as sales less operating costs and expenses, which includes general and administrative expenses. Changes in estimated contract operating income at completion, resulting from changes in estimated sales, operating costs and expenses, are recorded using the cumulative catch-up method of accounting, which in aggregate can have a significant effect on our reported sales and operating income in each of our reporting periods. Cumulative catch-up adjustments are presented in the tables below:

	Three Months Ended March 31
$ in millions	2014	2013
Favorable adjustments	$256	$223
Unfavorable adjustments	(59)	(49)
Net favorable adjustments	$197	$174

NORTHROP GRUMMAN CORPORATION

	Three Months Ended March 31
$ in millions	2014	2013
Aerospace Systems	$125	$77
Electronic Systems	57	80
Information Systems	18	9
Technical Services	13	12
Eliminations	(16)	(4)
Net favorable adjustments	$197	$174
Federal and Foreign Income Tax Expense
The effective tax rate for the three months ended March 31, 2014, was 26.3 percent, as compared with 31.3 percent in 2013. The company's lower effective tax rate for the three months ended March 31, 2014, reflects a $51 million benefit for the partial resolution of the 2007-2009 Internal Revenue Service (IRS) examination, offset in part by the absence in 2014 of research tax credits of $20 million recorded in the first quarter of 2013.
Diluted Earnings Per Share
Diluted earnings per share for the three months ended March 31, 2014, increased $0.60, or 30 percent, as compared with the same period in 2013. The increase is due to higher net earnings for the three months ended March 31, 2014, as compared to the same period in 2013 and lower weighted average shares outstanding resulting from share repurchases during 2013 and 2014.
Cash from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2014, was $402 million, as compared to cash provided by operating activities of $1 million in the same period in 2013, principally driven by changes in trade working capital, influenced by the timing of cash receipts.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned in four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. This section discusses segment sales, operating income and operating margin rates. The reconciliation of segment sales to total sales is provided in Note 3 to the unaudited condensed consolidated financial statements in Item 1. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is provided in Note 3 to the unaudited condensed consolidated financial statements in Item 1. For purposes of the discussion in this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate.
On February 27, 2014, the company acquired Qantas Defence Services Pty Limited, now called Northrop Grumman Integrated Defence Services Pty Limited (Northrop Grumman IDS) for $72 million in cash. Northrop Grumman IDS provides integrated logistics, sustainment and modernization support primarily to Australian government and military customers. Preliminary estimates of the fair value of the assets acquired and liabilities assumed and the results of operations of Northrop Grumman IDS are included in the Technical Services segment. These amounts were not material to the company's unaudited condensed consolidated financial statements.
Segment Operating Income
Segment operating income, as reconciled below, is a non-GAAP measure and is used by management as an internal measure for financial performance of our operating segments. Segment operating income reflects total earnings from our four segments including allocated pension expense recognized under CAS.

	Three Months Ended March 31
$ in millions	2014	2013
Segment operating income	$757	$748
Segment operating margin rate	12.9%	12.3%

NORTHROP GRUMMAN CORPORATION

Segment operating income increased for the three months ended March 31, 2014, due to improved performance compared to the prior period despite lower sales. For further information by segment refer to Segment Operating Results below.
The table below reconciles segment operating income to total operating income by including the impact of net FAS/CAS pension differences, as well as certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or FAR.

	Three Months Ended March 31
$ in millions	2014	2013
Segment operating income	$757	$748
CAS pension expense	139	126
Less: FAS pension expense	(29)	(93)
Net FAS/CAS pension adjustment	110	33
Unallocated corporate expenses	(22)	(19)
Other	—	(3)
Total operating income	$845	$759
For financial statement purposes, we account for our employee pension plans in accordance with GAAP under FAS. However, the cost of these plans is charged to our contracts in accordance with the FAR and the related CAS that govern such plans. The net FAS/CAS pension adjustment is pension expense charged to contracts and included as cost in segment operating income less pension expense determined in accordance with GAAP. Unallocated corporate expenses generally include the portion of corporate expenses, other than FAS pension costs, not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. The increase in the FAS/CAS pension adjustment for the three months ended March 31, 2014, as compared to the same period in 2013, is primarily due to a reduction in FAS pension expense driven by the increase in our FAS discount rate assumption as of December 31, 2013.
AEROSPACE SYSTEMS

	Three Months Ended March 31
$ in millions	2014	2013
Sales	$2,420	$2,485
Operating income	324	270
Operating margin rate	13.4%	10.9%
Aerospace Systems sales for the three months ended March 31, 2014, decreased $65 million, or 3 percent, as compared with the same period in 2013, reflecting lower volume for space and unmanned programs. The decrease for unmanned programs reflects lower production activity for Global Hawk and Fire Scout, partially offset by increased volume for the NATO Alliance Ground Surveillance (AGS) program. Volume for manned military aircraft was comparable to the prior year period.
Operating income for the three months ended March 31, 2014, increased $54 million, or 20 percent, and operating margin rate increased to 13.4 percent, from 10.9 percent. Higher operating income and operating margin rate are primarily due to an increase in net favorable adjustments of $48 million across various programs in the first quarter of 2014, partially offset by the lower sales volume described above.

NORTHROP GRUMMAN CORPORATION

ELECTRONIC SYSTEMS

	Three Months Ended March 31
$ in millions	2014	2013
Sales	$1,644	$1,721
Operating income	268	296
Operating margin rate	16.3%	17.2%
Electronic Systems sales for the three months ended March 31, 2014, decreased $77 million, or 4 percent, as compared with the same period in 2013. Sales volume declined primarily due to the timing of deliveries on combat avionics programs and lower deliveries on navigation and maritime systems programs. These decreases were partially offset by higher volume for international programs.
Operating income for the three months ended March 31, 2014, decreased $28 million, or 9 percent, and operating margin rate decreased to 16.3 percent from 17.2 percent. Operating income and operating margin rate for the three months ended March 31, 2013 benefited from the reversal of a $26 million non-programmatic risk reserve and a higher level of net favorable adjustments than the first quarter of 2014. Electronic Systems first quarter 2014 operating income and operating margin rate reflect lower sales and improved contract performance due in part to the continuing effect of prior favorable adjustments.
INFORMATION SYSTEMS

	Three Months Ended March 31
$ in millions	2014	2013
Sales	$1,577	$1,674
Operating income	162	171
Operating margin rate	10.3%	10.2%
Information Systems sales for the three months ended March 31, 2014, decreased $97 million, or 6 percent, as compared with the same period in 2013. Sales declined as a result of lower funding levels across a broad number of programs, including restricted work and programs impacted by in-theater force reductions.
Operating income for the three months ended March 31, 2014, decreased $9 million, or 5 percent, reflecting the lower sales volume discussed above. Operating margin rate of 10.3 percent for the three months ended March 31, 2014 was comparable to the same period in 2013.
TECHNICAL SERVICES

	Three Months Ended March 31
$ in millions	2014	2013
Sales	$697	$717
Operating income	68	65
Operating margin rate	9.8%	9.1%
Technical Services sales for the three months ended March 31, 2014, decreased $20 million, or 3 percent, as compared with the same period in 2013. The decrease was primarily due to reductions on the Hunter and InterContinental Ballistic Missile (ICBM) programs, which were partially offset by increased sales on the KC-10 program.
Operating income for the three months ended March 31, 2014, increased $3 million, or 5 percent, and operating margin rate increased to 9.8 percent from 9.1 percent. Higher operating income and higher operating margin rate were driven by improved performance, which more than offset the impact of lower sales.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2014		2013
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$1,973	$1,708	$2,165	$1,936
Service	447	388	320	279
Electronic Systems
Product	1,321	1,105	1,319	1,095
Service	323	271	402	330
Information Systems
Product	319	297	155	143
Service	1,258	1,118	1,519	1,360
Technical Services
Product	56	50	60	54
Service	641	579	657	598
Segment Totals
Total Product	$3,669	$3,160	$3,699	$3,228
Total Service	2,669	2,356	2,898	2,567
Intersegment eliminations	(490)	(425)	(493)	(439)
Total segment(1)	$5,848	$5,091	$6,104	$5,356
(1) The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the unaudited condensed consolidated financial statements in Item 1.
Product Sales and Costs
Product sales for the three months ended March 31, 2014, decreased $30 million, or 1 percent, as compared with the same period in 2013. The decrease was primarily due to lower product sales at Aerospace Systems, partially offset by higher product sales at Information Systems. The decrease at Aerospace Systems was primarily driven by lower volume on certain unmanned programs as described in the Segment Operating Results section above. The increase at Information Systems was primarily due to higher product sales on restricted programs and newly awarded product contracts.
Product costs for the three months ended March 31, 2014, decreased $68 million, or 2 percent, as compared with the same period in 2013. The decrease at Aerospace Systems was consistent with the lower sales on certain unmanned programs, as well as higher net favorable adjustments than in the prior year period. The decrease was partially offset by higher product sales volume on certain restricted programs at Information Systems.
Service Sales and Costs
Service sales for the three months ended March 31, 2014, decreased $229 million, or 8 percent, as compared with the same period in 2013. The decrease was primarily driven by lower service sales at Information Systems due to reduced volume on certain restricted work and programs impacted by in-theater force reductions, as described in the Segment Operating Results section above.
Service costs for the three months ended March 31, 2014, decreased $211 million, or 8 percent, as compared with the same period in 2013, primarily due to the lower sales volume described above.

NORTHROP GRUMMAN CORPORATION

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
Backlog consisted of the following as of March 31, 2014, and December 31, 2013:

	March 31, 2014			December 31, 2013
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$10,016	$7,349	$17,365	$18,321
Electronic Systems	6,865	2,353	9,218	9,037
Information Systems	3,335	3,407	6,742	6,864
Technical Services	2,541	371	2,912	2,811
Total backlog	$22,757	$13,480	$36,237	$37,033
Total backlog as of March 31, 2014 declined $796 million, or 2 percent, as compared with backlog as of December 31, 2013. The decline was primarily due to the timing of awards at Aerospace Systems, partially offset by $175 million of estimated backlog acquired as part of the company’s purchase of Qantas Defence Services Pty Limited. See Segment Operating Results for further information.
New Awards
The estimated value of contract awards recorded during the three months ended March 31, 2014 was $4.9 billion. New awards during this period include $552 million for the Virginia Class Submarine program, $228 million for the F-35 program, $162 million for the KC-10 program, $153 million for the P-8 Maritime Radar program and $128 million for the Encore II program.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities, free cash flow, net debt-to-equity and net debt-to-capital. We believe these measures are useful to investors in assessing our financial performance and condition.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to fund our operations for at least the next 12 months.
The table below summarizes key components of cash flow provided by operating activities:

	Three Months Ended March 31
$ in millions	2014	2013
Net earnings	$579	$489
Non-cash items(1)	103	148
Retiree benefit funding less than expense	14	71
Trade working capital increase and other	(1,098)	(707)
Net cash (used in) provided by operating activities	$(402)	$1

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

NORTHROP GRUMMAN CORPORATION

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
The table below reconciles cash provided by operating activities to free cash flow from operations:

	Three Months Ended March 31
$ in millions	2014	2013
Net cash (used in) provided by operating activities	$(402)	$1
Less: capital expenditures	(60)	(40)
Free cash flow used in operations	$(462)	$(39)
Cash Flows
The following is a discussion of our major operating, investing and financing cash flows from operations for the three months ended March 31, 2014 and 2013, as classified in the unaudited condensed consolidated statements of cash flows in Part I, Item 1.
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2014, was $402 million, as compared to cash provided by operating activities of $1 million in the same period in 2013. The change was principally driven by changes in trade working capital, influenced by the timing of cash receipts.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2014, increased $94 million, as compared to the same period in 2013, due to the acquisition of Qantas Defence Services Pty Limited and an increase in capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2014, increased $89 million, as compared to the same period in 2013, primarily due to higher expenditures for stock repurchases.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our 2013 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
Accounting standards updates effective after March 31, 2014, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position or annual results of operations.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends,” "goals," and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified under Risk Factors in our Form 10-K for the year ended December 31, 2013, as well as those identified in this report under Part II, Item 1A and other important factors disclosed in this report and from time to time in our other filings with the SEC.

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
CONTRACTUAL OBLIGATIONS
There have been no additional material changes to our contractual obligations from those discussed in our 2013 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2013 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended) and have concluded that, as of March 31, 2014, these controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the three months ended March 31, 2014, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2013 Annual Report on Form 10-K, and updated that information in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2013 Annual Report on Form 10-K, as updated by Note 6 to the unaudited condensed consolidated financial statements in this report, we do not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of March 31, 2014, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A of our 2013 Annual Report on Form 10-K.
Item 1A. Risk Factors
The following is an update to one of our risk factors described in our 2013 Annual Report on Form 10-K and should be read in conjunction with the risk factors therein.

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
Recently, the Society of Actuaries released proposed mortality tables, which update life expectancy assumptions. Final updates to the mortality tables are expected to be issued by the end of 2014. Based on this expected data, it is likely we would revise the mortality assumptions used in determining our FAS (GAAP Financial Accounting Standards) pension and post-retirement benefit obligations as of December 31, 2014, which would have a related impact on our annual FAS benefit expense in future years. The mortality assumptions used in determining our future CAS (U.S. Government Cost Accounting Standards) benefit expense will also be revised. We expect the adoption of new mortality assumptions for purposes of funding our plans will likely trail the adoption for both FAS and CAS purposes. New mortality assumptions, when fully implemented for FAS, plan funding, and CAS, will likely result in an increase in liabilities and annual FAS and CAS benefit expense. They may also result in additional funding requirements dependent upon the funded status of our plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.
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

NORTHROP GRUMMAN CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended March 31, 2014:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
January	1,372,800	$116.29	1,372,800	$2,945
February	1,661,827	115.36	1,661,827	2,753
March	1,745,915	122.03	1,745,915	2,540
Ending balance	4,780,542	$118.06	4,780,542	$2,540

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced in September 2013 upon the completion of the company's 2010 repurchase program. As of March 31, 2014, our repurchases under the program totaled $1.5 billion, and $2.5 billion remained under this share repurchase authorization. This repurchase program is expected to expire when we have used all authorized funds for repurchase.

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
Grant Certificate Specifying the Terms and Conditions Applicable to 2014 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Form 8-K filed February 24, 2014)

+10.2
Grant Certificate Specifying the Terms and Conditions Applicable to 2014 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Form 8-K filed February 24, 2014)

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

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: April 22, 2014