Form 10-Q
period 2014-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2014-07-23
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
As of July 18, 2014, 207,938,701 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2014	2013	2014	2013
Sales
Product	$3,564	$3,593	$6,972	$7,014
Service	2,475	2,701	4,915	5,384
Total sales	6,039	6,294	11,887	12,398
Operating costs and expenses
Product	2,668	2,703	5,201	5,334
Service	1,961	2,203	3,889	4,359
General and administrative expenses	590	582	1,132	1,140
Operating income	820	806	1,665	1,565
Other (expense) income
Interest expense	(70)	(60)	(139)	(113)
Other, net	6	(22)	16	(16)
Earnings before income taxes	756	724	1,542	1,436
Federal and foreign income tax expense	245	236	452	459
Net earnings	$511	$488	$1,090	$977

Basic earnings per share	$2.41	$2.09	$5.09	$4.15
Weighted-average common shares outstanding, in millions	212.4	234.0	214.3	235.2
Diluted earnings per share	$2.37	$2.05	$5.01	$4.08
Weighted-average diluted shares outstanding, in millions	215.2	237.5	217.7	239.2

Net earnings (from above)	$511	$488	$1,090	$977
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	35	79	96	159
Change in cumulative translation adjustment	—	9	2	(7)
Other comprehensive income, net of tax	35	88	98	152
Comprehensive income	$546	$576	$1,188	$1,129
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$3,476	$5,150
Accounts receivable, net	3,280	2,685
Inventoried costs, net	741	698
Deferred tax assets	554	605
Prepaid expenses and other current assets	339	350
Total current assets	8,390	9,488
Property, plant and equipment, net of accumulated depreciation of $4,471 in 2014 and $4,337 in 2013	2,818	2,806
Goodwill	12,468	12,438
Non-current deferred tax assets	180	209
Other non-current assets	1,495	1,440
Total assets	$25,351	$26,381

Liabilities
Trade accounts payable	$1,178	$1,229
Accrued employee compensation	1,154	1,446
Advance payments and amounts in excess of costs incurred	1,588	1,722
Other current liabilities	1,494	1,418
Total current liabilities	5,414	5,815
Long-term debt, net of current portion	5,927	5,928
Pension and other post-retirement benefit plan liabilities	2,820	2,954
Other non-current liabilities	922	1,064
Total liabilities	15,083	15,761

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2014—209,127,586 and 2013—217,599,230	209	218
Paid-in capital	—	848
Retained earnings	12,945	12,538
Accumulated other comprehensive loss	(2,886)	(2,984)
Total shareholders’ equity	10,268	10,620
Total liabilities and shareholders’ equity	$25,351	$26,381
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2014	2013
Operating activities
Net earnings	$1,090	$977
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	217	225
Stock-based compensation	51	71
Excess tax benefits from stock-based compensation	(74)	(27)
Deferred income taxes	21	33
Changes in assets and liabilities:
Accounts receivable, net	(577)	(268)
Inventoried costs, net	(33)	62
Prepaid expenses and other assets	(23)	6
Accounts payable and other liabilities	(588)	(430)
Income taxes payable	103	60
Retiree benefits	8	(397)
Other, net	(25)	17
Net cash provided by operating activities	$170	$329

Investing activities
Capital expenditures	(176)	(88)
Other investing activities, net	(72)	6
Net cash used in investing activities	(248)	(82)

Financing activities
Common stock repurchases	(1,301)	(921)
Cash dividends paid	(280)	(272)
Net proceeds from issuance of long-term debt	—	2,841
Payments of long-term debt	—	(877)
Other financing activities, net	(15)	24
Net cash (used in) provided by financing activities	(1,596)	795
(Decrease) increase in cash and cash equivalents	(1,674)	1,042
Cash and cash equivalents, beginning of year	5,150	3,862
Cash and cash equivalents, end of period	$3,476	$4,904
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30
$ in millions, except per share amounts	2014	2013
Common stock
Beginning of year	$218	$239
Common stock repurchased	(11)	(13)
Shares issued for employee stock awards and options	2	5
End of period	209	231
Paid-in capital
Beginning of year	848	2,924
Common stock repurchased	(896)	(907)
Stock compensation	37	112
Other	11	(5)
End of period	—	2,124
Retained earnings
Beginning of year	12,538	11,138
Common stock repurchased	(398)	—
Net earnings	1,090	977
Dividends declared	(285)	(277)
End of period	12,945	11,838
Accumulated other comprehensive loss
Beginning of year	(2,984)	(4,787)
Other comprehensive income, net of tax	98	152
End of period	(2,886)	(4,635)
Total shareholders’ equity	$10,268	$9,558
Cash dividends declared per share	$1.31	$1.16
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
Significant changes in estimates on a single contract could have a material effect on the company's unaudited condensed consolidated financial position or results of operations and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. During the three and six months ended June 30, 2014, aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $165 million and $362 million ($0.50 and $1.08 per diluted share based on statutory tax rates), respectively. During the three and six months ended June 30, 2013, aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $247 million and $421 million ($0.68 and $1.15 per diluted share based on statutory tax rates), respectively. No discrete event or adjustment to an individual contract was material to the unaudited condensed consolidated statements of earnings and comprehensive income for any of these periods.
As of June 30, 2014, the amounts related to contract claims and requests for equitable adjustment recognized in estimated contract values were not material individually or in aggregate. In addition, as of June 30, 2014, the

NORTHROP GRUMMAN CORPORATION

company was not aware of any contract terminations in process that would have a material effect on our unaudited condensed consolidated financial position or our annual results of operations and cash flows.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the company’s consolidated financial position, results of operations and cash flows.
Other accounting standards updates effective after June 30, 2014, are not expected to have a material effect on the company’s consolidated financial position or its annual results of operations and cash flows.
Reclassifications
Our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 reflect cash flows from operating activities presented solely on the indirect method. The company previously presented both the direct method and indirect method for our cash flows from operating activities. This change in reporting method had no effect on the amount of our net cash flows from operating activities.
In the first quarter of 2014, we reclassified our cash awards incentive compensation accrual from other current liabilities to accrued employee compensation, which are both reported within current liabilities on the unaudited condensed consolidated statement of financial position. The reclassification reduced other current liabilities and increased accrued employee compensation by $148 million and $277 million, as of June 30, 2014 and December 31, 2013, respectively.
Shareholders' Equity
The company records the difference between the cost of shares repurchased and their par value as a reduction of paid-in capital to the extent of its balance and then as a reduction of retained earnings.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	June 30, 2014	December 31, 2013
Unamortized benefit plan costs, net of tax benefit of $1,910 as of June 30, 2014 and $1,972 as of December 31, 2013	$(2,904)	$(3,000)
Cumulative translation adjustment	20	18
Net unrealized loss on marketable securities and cash flow hedges, net of tax benefit	(2)	(2)
Total accumulated other comprehensive loss	$(2,886)	$(2,984)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $3.2 billion and $3.3 billion as of June 30, 2014 and December 31, 2013, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from other comprehensive income to net earnings related to the amortization of benefit plan costs were $35 million and $73 million, net of taxes, for the three and six months ended June 30, 2014, respectively, and were $79 million and $159 million, net of taxes, for the three and six months ended June 30, 2013, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost. See Note 8 for further information.

NORTHROP GRUMMAN CORPORATION

Reclassifications from other comprehensive income to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three and six months ended June 30, 2014 and 2013, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards and options granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 2.8 million shares and 3.4 million shares for the three and six months ended June 30, 2014, respectively. The dilutive effect of these securities totaled 3.5 million shares and 4.0 million shares for the three and six months ended June 30, 2013, respectively. The weighted-average diluted shares outstanding excludes stock options with exercise prices in excess of the average market price of the company's common stock during the period (anti-dilutive stock options). We had no anti-dilutive stock options outstanding for the three and six months ended June 30, 2014. We had no anti-dilutive stock options outstanding for the three months ended June 30, 2013 and 0.7 million anti-dilutive stock options outstanding for the six months ended June 30, 2013.
Share Repurchases
The table below summarizes the company’s share repurchases:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(2)	Date Completed	Six Months Ended June 30
					2014	2013
June 16, 2010	$5,350	83.7	$63.86	September 2013	—	12.6
May 15, 2013(1)	$4,000	19.6	$112.43		10.9	—

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced in September 2013 upon the completion of the company's 2010 repurchase program. As of June 30, 2014, our repurchases under the program totaled $2.2 billion and $1.8 billion remained under this share repurchase authorization. The repurchase program is expected to expire when we have used all authorized funds for repurchase.

(2)	Includes commissions paid.
Share repurchases take place from time to time, subject to market conditions and management's discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase program authorizations.
Dividends on Common Stock
In May 2014, the company increased the quarterly common stock dividend 15 percent to $0.70 per share from the previous amount of $0.61 per share.
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

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Sales
Aerospace Systems	$2,502	$2,613	$4,922	$5,098
Electronic Systems	1,744	1,771	3,388	3,492
Information Systems	1,562	1,689	3,139	3,363
Technical Services	732	722	1,429	1,439
Intersegment eliminations	(501)	(501)	(991)	(994)
Total sales	6,039	6,294	11,887	12,398
Operating income
Aerospace Systems	290	336	614	606
Electronic Systems	291	322	559	618
Information Systems	153	141	315	312
Technical Services	68	69	136	134
Intersegment eliminations	(60)	(71)	(125)	(125)
Total segment operating income	742	797	1,499	1,545
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	110	31	220	64
Unallocated corporate expenses	(31)	(21)	(53)	(40)
Other	(1)	(1)	(1)	(4)
Total operating income	$820	$806	$1,665	$1,565
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS (U.S. Government Cost Accounting Standards) pension adjustment is pension expense charged to contracts and included as cost in segment operating income less pension expense determined in accordance with GAAP. The increase in the FAS/CAS pension adjustment for the three and six months ended June 30, 2014, as compared to the same periods in 2013, is primarily due to a reduction in FAS pension expense driven by the increase in our FAS discount rate assumption as of December 31, 2013.
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
4.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Federal and foreign income tax expense	$245	$236	$452	$459
Effective income tax rate	32.4%	32.6%	29.3%	32.0%
The company's lower effective tax rate for the six months ended June 30, 2014, reflects a $51 million benefit for the partial resolution of the 2007-2009 Internal Revenue Service (IRS) examination, offset in part by the absence of research tax credits in 2014.
The IRS is conducting an examination of the company’s tax returns for the years 2007 through 2011. In the first quarter of 2014, the U.S. Congressional Joint Committee on Taxation approved the company's partial resolution of the IRS examination of the company’s 2007-2009 tax returns. As a result, the company recorded a reduction of

NORTHROP GRUMMAN CORPORATION

income tax expense of $51 million. The company also reduced its unrecognized tax benefits by $59 million and related accrued interest by $12 million. An immaterial portion of the 2007-2009 examination remains under review by the IRS and it is reasonably possible the matter will be resolved within the next twelve months.
Open tax years related to state and foreign jurisdictions remain subject to examination, but are not expected to have a material effect on the company’s unaudited condensed consolidated financial statements.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents comparative carrying value and fair value information for our financial assets and liabilities:

	June 30, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$322	$322	$308	$308
Available-for-sale	3	3	2	2
Derivatives	(3)	(3)	(2)	(2)
Long-term debt, including current portion	$(5,929)	$(6,651)	$(5,930)	$(6,227)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended June 30, 2014.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund non-qualified employee benefit plans consisting of securities that are classified as either trading or available-for-sale. These assets are recorded at fair value and substantially all of these instruments are valued using Level 1 inputs, with an immaterial amount valued using Level 2 inputs. As of June 30, 2014 and December 31, 2013, marketable securities of $325 million and $310 million, respectively, were included in other non-current assets in the unaudited condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts, which are used to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. The notional values for the company's derivative portfolio at June 30, 2014 and December 31, 2013, were $181 million and $161 million, respectively. The portion of notional values designated as cash flow hedges at June 30, 2014 and December 31, 2013, were $61 million and $77 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the unaudited condensed consolidated financial statements and measured at fair value. Substantially all of these instruments are valued using Level 2 inputs.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the settlement of the underlying transactions. The derivative fair values and related unrealized gains and losses at June 30, 2014 and December 31, 2013, were not material. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation

NORTHROP GRUMMAN CORPORATION

of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On October 29, 2013, the court issued its decision in favor of the defendants on the statutory claims. On May 9, 2014, the court granted defendants' dispositive motions on the remaining tort causes of action. Notice of entry of judgment was filed on July 1, 2014. Orange County Water District has 60 days from that date, as defined by statutory rule, to file a notice of appeal.
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. On August 26, 2013, the relator filed a corrected First Amended Complaint. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, and sought an unspecified partial refund of the contract purchase price, penalties, attorney's fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability. The relator also alleged he was improperly discharged in retaliation. On November 22, 2013, the company filed a motion to dismiss the First Amended Complaint. By Order dated December 11, 2013, based on the relator's stipulation, the court dismissed the relator's retaliation claim. By Order dated December 13, 2013, the court dismissed the remaining allegations without prejudice and granted the relator leave to file an Amended Complaint. On January 3, 2014, the relator filed a Second Amended Complaint that, with the exception of the retaliation claim which is now the subject of an arbitration demand, includes the same allegations as the First Amended Complaint. On July 3, 2014, the relator filed a Third Amended Complaint adding an additional theory of recovery, consolidating some earlier counts and eliminating others. Although the ultimate outcome of these matters ("the FSS matters," collectively), including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert's report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $50 million as of June 30, 2014), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $40 million as of June 30, 2014) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $10 million as of June 30, 2014). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $42 million as of June 30, 2014), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013, the company received a report from the expert, which contains some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert's findings were favorable to the company and others were favorable to ECT. On November 14, 2013, the court requested the expert to prepare a supplemental report addressing responses filed by the parties in October 2013. At some point after the supplemental report is filed, the court is expected to issue a decision that could accept or reject the expert’s recommended findings.

NORTHROP GRUMMAN CORPORATION

The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe the outcome of any matter pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of June 30, 2014, or its annual results of operations or cash flows.
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
In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support the company’s products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangements and, in such cases, the company generally strives to obtain cross-indemnification from the other members of the Business Arrangements.
At June 30, 2014, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2014, or its annual results of operations and/or cash flows.
Environmental Matters
The estimated cost to complete remediation at certain current or formerly owned or leased sites has been accrued where the company believes, based on the facts and circumstances known to the company, it is probable the company will incur costs to address environmental impacts and the costs are reasonably estimable. As of June 30, 2014, management estimates the range of reasonably possible future costs for environmental remediation is between $364 million and $790 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At June 30, 2014, the amount within that range that is accrued for probable environmental remediation costs was $383 million, of which $132 million is accrued in other current liabilities and $251 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of June 30, 2014, $66 million is deferred in inventoried costs and $129 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, management does not anticipate future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company's unaudited condensed consolidated financial position as of June 30, 2014, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses stand-by letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2014, there were $322 million of stand-by letters of credit and guarantees and $165 million of surety bonds outstanding.

NORTHROP GRUMMAN CORPORATION

Credit Facility
The company maintains an unsecured credit facility in an aggregate principal amount of $1.775 billion (the Credit Agreement). The Credit Agreement contains customary terms and conditions, including covenants restricting the company's ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the Credit Agreement) to exceed 65 percent. At June 30, 2014, there was no balance outstanding under this facility. The company was in compliance with all covenants under its Credit Agreement on June 30, 2014.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2014, or its annual results of operations or cash flows.
Operating Leases
Rental expense for operating leases for the three and six months ended June 30, 2014, was $73 million and $145 million, respectively, and was $74 million and $148 million for the three and six months ended June 30, 2013, respectively. These amounts are net of immaterial amounts of sublease rental income.
8.    RETIREMENT BENEFITS
The cost to the company of its defined benefit retirement plans are shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2014	2013	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$115	$129	$9	$9	$229	$258	$17	$18
Interest cost	315	280	24	24	630	559	50	48
Expected return on plan assets	(468)	(452)	(21)	(19)	(935)	(905)	(42)	(38)
Amortization of:
Prior service credit	(15)	(15)	(13)	(13)	(30)	(29)	(20)	(25)
Net loss from previous years	82	152	4	8	164	304	6	15
Net periodic benefit cost	$29	$94	$3	$9	$58	$187	$11	$18
Employer Contributions
We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. For the six months ended June 30, 2014, we made contributions of $39 million and $26 million to the company’s defined benefit pension plans and post-retirement benefit plans, respectively.
The company also sponsors defined contribution plans. For the three months ended June 30, 2014 and 2013, we made contributions of $74 million and $75 million, respectively, to these plans. For the six months ended June 30, 2014 and 2013, we made contributions of $147 million and $150 million, respectively, to these plans.
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
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of June 30, 2014, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and of cash flows and changes in shareholders' equity for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Corporation's management.
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
July 22, 2014

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
On March 4, 2014, the President delivered his budget request for FY 2015 to Congress. The federal spending requested is consistent with levels mandated by the Bipartisan Budget Act of 2013. The discretionary spending request for FY 2015 totaled approximately $1.0 trillion, including DoD base defense spending of $489 billion. The President’s budget contained placeholder funding for overseas contingency operations (OCO), and on June 26, 2014, the President submitted to Congress an updated FY 2015 OCO request of $65.8 billion, including $58.6 billion for DoD.
In addition to his FY 2015 budget request, the President has requested an additional $56 billion in FY 2015 spending under the Opportunity, Growth and Security (OGS) Initiative. The OGS Initiative includes further spending priorities designated by the President. The DoD’s portion of the defense-related OGS Initiative totals $26.4 billion, with proposed spending spread across military departments and other components.
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
Operating Performance Assessment and Reporting
We manage and assess our business based on our performance on contracts and programs (one or more closely-related contracts), with consideration given to the Critical Accounting Policies, Estimates and Judgments described in Part II, Item 7 of our 2013 Annual Report on Form 10-K. Sales for our portfolio of long-term contracts are primarily recognized using the cost-to-cost method of percentage of completion accounting, but in some cases the units-of-delivery method of percentage of completion accounting is utilized. As a result, sales tend to fluctuate in concert with costs across our large portfolio of contracts. Due to Federal Acquisition Regulation (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as manufacturing, engineering and design labor costs, subcontractor costs, material costs, overhead costs, and general and administrative costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.

NORTHROP GRUMMAN CORPORATION

Our contract management process involves the use of contract estimates-at-completion (EACs), which are generally prepared and evaluated on a bottoms-up basis at least annually; reviews of significant contracts are performed on a quarterly basis over the contract's period of performance. These EACs include an estimated contract operating income based initially on the contract award amount, adjusted to reflect estimated risks related to contract performance. These risks typically include technical risk, schedule risk and performance risk based on our evaluation of the contract effort. Similarly, the EACs may include identified opportunities for operating margin rate improvement. Over the contract's period of performance, our business and program management organizations perform evaluations of contract performance and adjust the contract sales and cost estimates to reflect the latest reliable information available.
Our business and program management organizations are comprised of skilled professional managers whose objective is to satisfy the customer's expectations, deliver high quality products and services, and manage contract cost risks and opportunities to achieve an appropriate operating margin rate on the contract. Our comprehensive business and contract management process involves personnel with expertise from various disciplines including engineering, production control, contracts, cost management, mission assurance and quality, finance and supply chain, among others. As part of this overall contract management function, personnel monitor compliance with our critical accounting policies related to contract accounting and compliance with U.S. Government regulations. Contract operating income and period-to-period contract operating margin rates are adjusted over the contract's period of performance to reflect the latest estimated sales and cost for the contract, including changes in the risks and opportunities affecting the contract. Such adjustments are accounted for under the cumulative catch-up method of accounting and may have a favorable or unfavorable effect on operating income depending upon the specific conditions affecting each contract.
In evaluating our operating performance, we look primarily at changes in sales and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations first focuses on our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, deliveries or other indicators of sales activity and contract mix. For purposes of this discussion, volume generally refers to increases or decreases in sales or cost from production/service activity levels or delivery rates. Performance refers to changes in contract margin rates for the period, as well as the continuing effect of prior cumulative catch-up adjustments. Both are primarily related to the changes in estimates referred to above.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2014	2013	2014	2013
Sales	$6,039	$6,294	$11,887	$12,398
Operating costs and expenses	5,219	5,488	10,222	10,833
Operating income	820	806	1,665	1,565
Operating margin rate	13.6%	12.8%	14.0%	12.6%
Federal and foreign income tax expense	245	236	452	459
Effective income tax rate	32.4%	32.6%	29.3%	32.0%
Diluted earnings per share	2.37	2.05	5.01	4.08
Net cash provided by operating activities	$572	$328	$170	$329
Sales
Sales for the three months ended June 30, 2014, decreased $255 million, or 4 percent, and for the six months ended June 30, 2014, decreased $511 million, or 4 percent, as compared with the same period in 2013.

NORTHROP GRUMMAN CORPORATION

The table below shows the variances in segment sales from the prior year period:

$ in millions	Three Month Variance		Six Month Variance
Aerospace Systems	$(111)	(4%)	$(176)	(3%)
Electronic Systems	(27)	(2%)	(104)	(3%)
Information Systems	(127)	(8%)	(224)	(7%)
Technical Services	10	1%	(10)	(1%)
Intersegment sales elimination	—	—	3	—
Total sales variance	$(255)	(4%)	$(511)	(4%)
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
Operating costs and expenses comprise the following:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Product costs	$2,668	$2,703	$5,201	$5,334
Service costs	1,961	2,203	3,889	4,359
General and administrative expenses	590	582	1,132	1,140
Operating costs and expenses	$5,219	$5,488	$10,222	$10,833
Product costs as a percentage of product sales for the three months ended June 30, 2014 were 74.9 percent, comparable to the 75.2 percent during the same period in 2013. Service costs as a percentage of service sales for the three months ended June 30, 2014 were 79.2 percent as compared to 81.6 percent during the same period in 2013; the decrease was mainly due to improved performance across a number of programs at Information Systems.
Product costs as a percentage of product sales for the six months ended June 30, 2014 were 74.6 percent as compared to 76.0 percent during the same period in 2013; the decrease was principally driven by improved performance on certain manned military aircraft programs at Aerospace Systems during 2014. Service costs as a percentage of service sales for the six months ended June 30, 2014 were 79.1 percent as compared to 81.0 percent during the same period in 2013; the decrease was mainly due to improved performance across a number of service programs at Information Systems.
For the product and service costs detail, see the Product and Service Analysis section that follows Segment Operating Results.
General and administrative expenses as a percentage of total sales for the three and six months ended June 30, 2014 were 9.8 percent and 9.5 percent, respectively, as compared with 9.2 percent for the same periods in 2013. This change largely reflects increased investment for future business at Aerospace Systems and Electronic Systems.

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

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Favorable adjustments	$226	$324	$482	$547
Unfavorable adjustments	(61)	(77)	(120)	(126)
Net favorable adjustments	$165	$247	$362	$421
Net cumulative catch-up adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Aerospace Systems	$70	$128	$195	$205
Electronic Systems	77	112	134	192
Information Systems	16	8	34	17
Technical Services	8	12	21	24
Eliminations	(6)	(13)	(22)	(17)
Net favorable adjustments	$165	$247	$362	$421
Federal and Foreign Income Tax Expense
The effective tax rates for the three and six months ended June 30, 2014, were 32.4 percent and 29.3 percent, respectively, compared with 32.6 percent and 32.0 percent for the three and six months ended June 30, 2013, respectively. The company's lower effective tax rate for the six months ended June 30, 2014, reflects a $51 million benefit for the partial resolution of the 2007-2009 Internal Revenue Service (IRS) examination, offset in part by the absence of research tax credits in 2014.
Diluted Earnings Per Share
Diluted earnings per share for the three months ended June 30, 2014, increased $0.32 or 16 percent, as compared with the same period in 2013. Diluted earnings per share for the six months ended June 30, 2014, increased $0.93, or 23 percent, as compared with the same period in 2013. The higher diluted earnings per share for both periods reflects higher net earnings and lower weighted average shares outstanding resulting from share repurchases during 2013 and 2014.
Cash from Operating Activities
For the three months ended June 30, 2014, net cash provided by operating activities increased $244 million, as compared with the same period in 2013, principally driven by the impact of a $500 million voluntary pre-tax pension contribution made in April 2013, partially offset by changes in trade working capital. For the six months ended June 30, 2014, net cash provided by operating activities decreased $159 million, as compared with the same period in 2013, principally driven by changes in trade working capital, partially offset by the impact of a $500 million voluntary pre-tax pension contribution made in April 2013.
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

NORTHROP GRUMMAN CORPORATION

purposes of the discussion in this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate.
On February 27, 2014, the company acquired Qantas Defence Services Pty Limited (QDS), now called Northrop Grumman Integrated Defence Services Pty Limited (Northrop Grumman IDS) for $72 million in cash. Northrop Grumman IDS provides integrated logistics, sustainment and modernization support primarily to Australian government and military customers. Preliminary estimates of the fair value of the assets acquired and liabilities assumed and the results of operations of Northrop Grumman IDS are included in the Technical Services segment. These amounts were not material to the company's unaudited condensed consolidated financial statements.
Segment Operating Income
Segment operating income, as reconciled below, is a non-GAAP measure and is used by management as an internal measure for financial performance of our operating segments. Segment operating income reflects total earnings from our four segments including allocated pension expense recognized under CAS.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Segment operating income	$742	$797	$1,499	$1,545
Segment operating margin rate	12.3%	12.7%	12.6%	12.5%
Segment operating income decreased for the three and six months ended June 30, 2014, due to lower sales and lower net favorable adjustments, partially offset by the continuing benefit of higher margin rates resulting from previous net favorable adjustments.
The table below reconciles segment operating income to total operating income by including the impact of net FAS/CAS pension differences, as well as certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or FAR.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Segment operating income	$742	$797	$1,499	$1,545
CAS pension expense	139	125	278	251
Less: FAS pension expense	(29)	(94)	(58)	(187)
Net FAS/CAS pension adjustment	110	31	220	64
Unallocated corporate expenses	(31)	(21)	(53)	(40)
Other	(1)	(1)	(1)	(4)
Total operating income	$820	$806	$1,665	$1,565
For financial statement purposes, we account for our employee pension plans in accordance with GAAP under FAS. However, the cost of these plans is charged to our contracts in accordance with the FAR and the related CAS that govern such plans. The net FAS/CAS pension adjustment is pension expense charged to contracts and included as cost in segment operating income less pension expense determined in accordance with GAAP. The increase in the FAS/CAS pension adjustment for the three and six months ended June 30, 2014, as compared to the same periods in 2013, is primarily due to a reduction in FAS pension expense driven by the increase in our FAS discount rate assumption as of December 31, 2013.
Unallocated corporate expenses generally include the portion of corporate expenses, other than FAS pension costs, not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.

NORTHROP GRUMMAN CORPORATION

AEROSPACE SYSTEMS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Sales	$2,502	$2,613	$4,922	$5,098
Operating income	290	336	614	606
Operating margin rate	11.6%	12.9%	12.5%	11.9%
Current Quarter
Aerospace Systems sales for the three months ended June 30, 2014, decreased $111 million, or 4 percent, as compared with the same period in 2013, due to lower volume on unmanned and space programs. The decrease in unmanned programs is primarily due to lower production activity on Global Hawk and lower development activity on Fire Scout, partially offset by increased volume on the NATO Alliance Ground Surveillance (AGS) program. The decline in space programs is principally driven by lower volume on the Advanced Extremely High Frequency (Advanced EHF) program. Volume for manned military aircraft was comparable to the prior year period.
Operating income for the three months ended June 30, 2014, decreased $46 million, or 14 percent, and operating margin rate decreased to 11.6 percent, from 12.9 percent. Lower operating income and margin rate are primarily due to a decrease in net favorable adjustments of $58 million in the second quarter of 2014, and the lower sales volume described above, partially offset by the continuing benefit of higher margin rates resulting from previous net favorable adjustments.
Year to Date
Aerospace Systems sales for the six months ended June 30, 2014, decreased $176 million, or 3 percent, as compared with the same period in 2013, reflecting lower volume on unmanned and space programs. The decrease in unmanned programs is primarily due to lower production activity on Global Hawk and lower development activity on Fire Scout, partially offset by increased volume on the NATO AGS program. The decline in space programs is principally driven by lower volume on the Advanced EHF and the Space Tracking and Surveillance System programs. Volume for manned military aircraft was comparable to the prior year period.
Operating income for the six months ended June 30, 2014, increased $8 million, or 1 percent, and operating margin rate increased to 12.5 percent, from 11.9 percent. Higher operating income and margin rate are primarily due to improved performance, including the continuing benefit of higher margin rates resulting from previous net favorable adjustments, which were partially offset by the lower sales volume described above.
ELECTRONIC SYSTEMS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Sales	$1,744	$1,771	$3,388	$3,492
Operating income	291	322	559	618
Operating margin rate	16.7%	18.2%	16.5%	17.7%
Current Quarter
Electronic Systems sales for the three months ended June 30, 2014, decreased $27 million, or 2 percent, as compared with the same period in 2013. Sales decreased primarily due to fewer deliveries of navigation and maritime systems and infrared countermeasures products. These declines were partially offset by higher volume on international and space programs.
Operating income for the three months ended June 30, 2014, decreased $31 million, or 10 percent, and operating margin rate decreased to 16.7 percent from 18.2 percent. The decrease in second quarter 2014 operating income and margin rate principally reflects a $35 million reduction in net favorable adjustments and lower sales.
Year to Date
Electronic Systems sales for the six months ended June 30, 2014, decreased $104 million, or 3 percent, as compared with the same period in 2013. Sales declined due to the timing of deliveries on combat avionic programs and fewer

NORTHROP GRUMMAN CORPORATION

deliveries of navigation and maritime systems and infrared countermeasures products. These decreases were partially offset by higher volume on international programs.
Operating income for the six months ended June 30, 2014, decreased $59 million, or 10 percent, and operating margin rate decreased to 16.5 percent from 17.7 percent. Operating income and margin rate for the six months ended June 30, 2014 declined primarily due to a decrease in net favorable adjustments of $58 million and lower sales, partially offset by improved performance. In addition, the six months ended June 30, 2013 benefited from the reversal of a $26 million non-programmatic risk reserve.
INFORMATION SYSTEMS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Sales	$1,562	$1,689	$3,139	$3,363
Operating income	153	141	315	312
Operating margin rate	9.8%	8.3%	10.0%	9.3%
Current Quarter
Information Systems sales for the three months ended June 30, 2014, decreased $127 million, or 8 percent, as compared with the same period in 2013. Sales declined as a result of reduced funding levels across a broad number of programs and the impacts of in-theater force reductions.
Operating income for the three months ended June 30, 2014, increased $12 million, or 9 percent, and operating margin rate increased to 9.8 percent, from 8.3 percent. The higher operating income and margin rate in 2014 are primarily due to improved performance, including an increase in net favorable adjustments and the continuing benefit of higher margin rates resulting from previous net favorable adjustments, which more than offset the sales declines described above.
Year to Date
Information Systems sales for the six months ended June 30, 2014, decreased $224 million, or 7 percent, as compared with the same period in 2013. Sales declined as a result of reduced funding levels across a broad number of programs, including restricted work and the impacts of in-theater force reductions.
Operating income for the six months ended June 30, 2014, increased $3 million, or 1 percent, and operating margin rate increased to 10.0 percent, from 9.3 percent. The higher operating income and margin rate are primarily due to improved performance, including an increase in net favorable adjustments and the continuing benefit of higher margin rates resulting from previous net favorable adjustments, which more than offset the sales declines described above.
TECHNICAL SERVICES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Sales	$732	$722	$1,429	$1,439
Operating income	68	69	136	134
Operating margin rate	9.3%	9.6%	9.5%	9.3%
Current Quarter
Technical Services sales for the three months ended June 30, 2014, increased $10 million, or 1 percent, as compared with the same period in 2013, due to growth in international sales, primarily as a result of the acquisition of QDS in the first quarter of 2014, which was partially offset by reduced sales on the InterContinental Ballistic Missile (ICBM) program due to program ramp-down.
Operating income for the second quarter of 2014, was comparable to the second quarter of 2013. Operating margin rate for the three months ended June 30, 2014 decreased to 9.3 percent from 9.6 percent in the same period in 2013.

NORTHROP GRUMMAN CORPORATION

Year to Date
Technical Services sales for the six months ended June 30, 2014, decreased $10 million, or 1 percent, as compared with the same period in 2013. The decrease was primarily due to ramp-downs on the ICBM and Hunter programs, which were partially offset by growth in international sales, principally as a result of the acquisition of QDS in the first quarter of 2014.
Operating income for the six months ended June 30, 2014, was comparable to the same period in 2013. Operating margin rate for the six months ended June 30, 2014 increased to 9.5 percent from 9.3 percent in the same period in 2013.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2014		2013		2014		2013
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,008	$1,768	$2,172	$1,894	$3,981	$3,476	$4,337	$3,830
Service	494	444	441	383	941	832	761	662
Electronic Systems
Product	1,429	1,192	1,367	1,121	2,750	2,297	2,686	2,216
Service	315	261	404	328	638	532	806	658
Information Systems
Product	341	324	254	229	660	621	409	372
Service	1,221	1,085	1,435	1,319	2,479	2,203	2,954	2,679
Technical Services
Product	42	41	45	38	98	91	105	92
Service	690	623	677	615	1,331	1,202	1,334	1,213
Segment Totals
Total Product	$3,820	$3,325	$3,838	$3,282	$7,489	$6,485	$7,537	$6,510
Total Service	2,720	2,413	2,957	2,645	5,389	4,769	5,855	5,212
Intersegment eliminations	(501)	(441)	(501)	(430)	(991)	(866)	(994)	(869)
Total segment(1)	$6,039	$5,297	$6,294	$5,497	$11,887	$10,388	$12,398	$10,853
(1) The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the unaudited condensed consolidated financial statements in Item 1.
Product Sales and Costs
Current Quarter
Product sales for the three months ended June 30, 2014 were comparable with the same period in 2013, as lower product sales at Aerospace Systems were offset by higher product sales at Electronic Systems and Information Systems. The decrease at Aerospace Systems was primarily driven by the lower volume on certain unmanned and space programs as described in the Segment Operating Results section above. The increase at Electronic Systems was primarily due to higher product sales on international and space programs. The increase at Information Systems was primarily due to higher product sales on restricted programs.
Product costs for the three months ended June 30, 2014, increased $43 million, or 1 percent, as compared with the same period in 2013. The increase was primarily driven by higher product costs at Electronic Systems and Information Systems, partially offset by lower product costs at Aerospace Systems, consistent with the changes in product sales described above.

NORTHROP GRUMMAN CORPORATION

Year to Date
Product sales for the six months ended June 30, 2014, decreased $48 million, or 1 percent, as compared with the same period in 2013. The decrease was primarily driven by lower product sales at Aerospace Systems, partially offset by higher product sales at Electronic Systems and Information Systems. The decrease at Aerospace Systems was primarily driven by lower volume on certain unmanned and space programs as described in the Segment Operating Results section above. The increase at Electronic Systems was primarily due to higher product sales on international and space programs, primarily offset by lower volume on combat avionics programs. The increase at Information Systems was primarily due to higher product sales on restricted and defense programs.
Product costs for the six months ended June 30, 2014 were comparable with the same period in 2013, as lower product costs at Aerospace Systems were offset by higher product costs at Electronic Systems and Information Systems, consistent with the changes in product sales described above.
Service Sales and Costs
Current Quarter
Service sales for the three months ended June 30, 2014, decreased $237 million, or 8 percent, as compared with the same period in 2013. The decrease was primarily driven by lower service sales at Information Systems due to reduced funding levels across a broad number of programs and the impacts of in-theater force reductions, as described in the Segment Operating Results section above.
Service costs for the three months ended June 30, 2014, decreased $232 million, or 9 percent, as compared with the same period in 2013. The decrease was primarily driven by the lower service sales volume described above.
Year to Date
Service sales for the six months ended June 30, 2014, decreased $466 million, or 8 percent, as compared with the same period in 2013. The decrease was primarily driven by lower service sales at Information Systems due to reduced volume on restricted work and the impacts of in-theater force reductions, as described in the Segment Operating Results section above.
Service costs for the six months ended June 30, 2014, decreased $443 million, or 8 percent, as compared with the same period in 2013, primarily due to the lower service sales volume described above.
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
Backlog consisted of the following as of June 30, 2014, and December 31, 2013:

	June 30, 2014			December 31, 2013
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$9,783	$6,880	$16,663	$18,321
Electronic Systems	6,924	2,704	9,628	9,037
Information Systems	3,154	3,510	6,664	6,864
Technical Services	2,315	285	2,600	2,811
Total backlog	$22,176	$13,379	$35,555	$37,033
Total backlog as of June 30, 2014 declined $1.5 billion, or 4 percent, as compared with backlog as of December 31, 2013. The decline was primarily due to the timing of awards at Aerospace Systems, partially offset by $175 million of estimated backlog acquired as part of the company’s purchase of QDS in the first quarter of 2014. See Segment Operating Results for further information.
New Awards
The estimated value of contract awards recorded during the six months ended June 30, 2014 was $10.2 billion. New awards during this period include $665 million for the F-35 program, $552 million for the Virginia Class Submarine program, $460 million for the F/A-18 program, $299 million for the B-2 program and $282 million for the E-2D

NORTHROP GRUMMAN CORPORATION

Advanced Hawkeye program. Subsequent to quarter-end, we received a $3.6 billion multi-year award for the E-2D Advanced Hawkeye program. The E-2D award is not included in second quarter 2014 new awards or backlog.
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
The table below summarizes key components of cash flow provided by operating activities:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Net earnings	$511	$488	$1,090	$977
Non-cash items(1)	112	154	215	302
Retiree benefit funding (in excess of) less than expense	(6)	(468)	8	(397)
Trade working capital change and other	(45)	154	(1,143)	(553)
Net cash provided by operating activities	$572	$328	$170	$329

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
The table below reconciles cash provided by operating activities to free cash flow from operations:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2014	2013	2014	2013
Net cash provided by operating activities	$572	$328	$170	$329
Less: capital expenditures	(116)	(48)	(176)	(88)
Free cash flow provided by (used in) operations	$456	$280	$(6)	$241
Cash Flows
The following is a discussion of our major operating, investing and financing cash flows from operations for the six months ended June 30, 2014 and 2013, as classified in the unaudited condensed consolidated statements of cash flows in Part I, Item 1.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2014, decreased $159 million as compared to the same period in 2013. The change was principally driven by changes in trade working capital, partially offset by the impact of a $500 million voluntary pre-tax pension contribution made in April 2013.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2014, increased $166 million, as compared to the same period in 2013, due to an increase in capital expenditures and the acquisition of QDS.

NORTHROP GRUMMAN CORPORATION

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2014, was $1,596 million, as compared to net cash provided by financing activities of $795 million in the same period in 2013. The change was principally driven by net proceeds of $2.0 billion from the company's debt issuance and redemption in the second quarter of 2013 and higher expenditures for stock repurchases in 2014 as compared to the same period in 2013.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates or judgments from those discussed in our 2013 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts.ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the company’s consolidated financial position, results of operations and cash flows.
Other accounting standards updates effective after June 30, 2014, are not expected to have a material effect on the company’s consolidated financial position or its annual results of operations and cash flows.
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

NORTHROP GRUMMAN CORPORATION

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended) and have concluded that, as of June 30, 2014, these controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the three months ended June 30, 2014, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2013 Annual Report on Form 10-K, and updated that information in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2013 Annual Report on Form 10-K, as updated by Note 6 to the unaudited condensed consolidated financial statements in this report, we do not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of June 30, 2014, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A of our 2013 Annual Report on Form 10-K.
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

NORTHROP GRUMMAN CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended June 30, 2014:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
April	1,493,539	$120.35	1,493,539	$2,361
May	2,197,126	120.24	2,197,126	2,096
June	2,443,707	121.64	2,443,707	1,799
Ending balance	6,134,372	$120.82	6,134,372	$1,799

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced in September 2013 upon the completion of the company's 2010 repurchase program. As of June 30, 2014, our repurchases under the program totaled $2.2 billion and $1.8 billion remained under this share repurchase authorization. This repurchase program is expected to expire when we have used all authorized funds for repurchase.

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

+*10.1	Non-Employee Director Compensation Term Sheet, effective as of May 21, 2014

+*10.2	Amended and Restated Grant Certificate Specifying the Terms and Conditions Applicable to 2014 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan

+*10.3	Amended and Restated Grant Certificate Specifying the Terms and Conditions Applicable to 2014 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of James F. Palmer (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of James F. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: July 22, 2014