Form 10-Q
period 2014-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2014-10-22
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
As of October 17, 2014, 201,999,289 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2014	2013	2014	2013
Sales
Product	$3,494	$3,330	$10,466	$10,344
Service	2,490	2,776	7,405	8,160
Total sales	5,984	6,106	17,871	18,504
Operating costs and expenses
Product	2,614	2,499	7,815	7,833
Service	2,021	2,262	5,910	6,621
General and administrative expenses	580	555	1,712	1,695
Operating income	769	790	2,434	2,355
Other (expense) income
Interest expense	(69)	(70)	(208)	(183)
Other, net	(6)	—	10	(16)
Earnings before income taxes	694	720	2,236	2,156
Federal and foreign income tax expense	221	223	673	682
Net earnings	$473	$497	$1,563	$1,474

Basic earnings per share	$2.29	$2.18	$7.39	$6.33
Weighted-average common shares outstanding, in millions	206.2	228.2	211.6	232.8
Diluted earnings per share	$2.26	$2.14	$7.28	$6.22
Weighted-average diluted shares outstanding, in millions	209.2	232.6	214.8	237.0

Net earnings (from above)	$473	$497	$1,563	$1,474
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	31	78	127	237
Change in cumulative translation adjustment	(26)	15	(24)	8
Change in unrealized gain (loss) on marketable securities and cash flow hedges, net of tax	3	(1)	3	(1)
Other comprehensive income, net of tax	8	92	106	244
Comprehensive income	$481	$589	$1,669	$1,718
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$3,402	$5,150
Accounts receivable, net	3,233	2,685
Inventoried costs, net	671	698
Deferred tax assets	526	605
Prepaid expenses and other current assets	290	350
Total current assets	8,122	9,488
Property, plant and equipment, net of accumulated depreciation of $4,540 in 2014 and $4,337 in 2013	2,845	2,806
Goodwill	12,463	12,438
Non-current deferred tax assets	129	209
Other non-current assets	1,484	1,440
Total assets	$25,043	$26,381

Liabilities
Trade accounts payable	$1,193	$1,229
Accrued employee compensation	1,225	1,446
Advance payments and amounts in excess of costs incurred	1,610	1,722
Other current liabilities	1,483	1,418
Total current liabilities	5,511	5,815
Long-term debt, net of current portion	5,926	5,928
Pension and other post-retirement benefit plan liabilities	2,775	2,954
Other non-current liabilities	938	1,064
Total liabilities	15,150	15,761

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2014—203,176,629 and 2013—217,599,230	203	218
Paid-in capital	—	848
Retained earnings	12,568	12,538
Accumulated other comprehensive loss	(2,878)	(2,984)
Total shareholders’ equity	9,893	10,620
Total liabilities and shareholders’ equity	$25,043	$26,381
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2014	2013
Operating activities
Net earnings	$1,563	$1,474
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	322	345
Stock-based compensation	93	118
Excess tax benefits from stock-based compensation	(75)	(37)
Deferred income taxes	76	89
Changes in assets and liabilities:
Accounts receivable, net	(531)	(147)
Inventoried costs, net	43	10
Prepaid expenses and other assets	(30)	(53)
Accounts payable and other liabilities	(514)	(296)
Income taxes payable	201	92
Retiree benefits	5	(331)
Other, net	(50)	15
Net cash provided by operating activities	$1,103	$1,279

Investing activities
Capital expenditures	(285)	(178)
Other investing activities, net	(72)	9
Net cash used in investing activities	(357)	(169)

Financing activities
Common stock repurchases	(2,058)	(1,661)
Cash dividends paid	(423)	(411)
Net proceeds from issuance of long-term debt	—	2,841
Payments of long-term debt	—	(877)
Other financing activities, net	(13)	80
Net cash used in financing activities	(2,494)	(28)
(Decrease) increase in cash and cash equivalents	(1,748)	1,082
Cash and cash equivalents, beginning of year	5,150	3,862
Cash and cash equivalents, end of period	$3,402	$4,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30
$ in millions, except per share amounts	2014	2013
Common stock
Beginning of year	$218	$239
Common stock repurchased	(17)	(21)
Shares issued for employee stock awards and options	2	6
End of period	203	224
Paid-in capital
Beginning of year	848	2,924
Common stock repurchased	(943)	(1,652)
Stock compensation	83	212
Other	12	(5)
End of period	—	1,479
Retained earnings
Beginning of year	12,538	11,138
Common stock repurchased	(1,099)	—
Net earnings	1,563	1,474
Dividends declared	(434)	(416)
End of period	12,568	12,196
Accumulated other comprehensive loss
Beginning of year	(2,984)	(4,787)
Other comprehensive income, net of tax	106	244
End of period	(2,878)	(4,543)
Total shareholders’ equity	$9,893	$9,356
Cash dividends declared per share	$2.01	$1.77
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
The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the company’s 2013 Annual Report on Form 10-K.
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
The majority of our contracts are accounted for under the percentage-of-completion method. For such contracts, changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes on current and prior periods; revenue and profit in future periods of contract performance are recognized as if the revised estimates had been used since contract inception. Changes in estimates of contract revenue and cost occur for a variety of reasons, including changes in contract scope, the resolution of risk at lower or higher cost than anticipated, unanticipated risks affecting contract costs, changes in indirect cost allocations, such as overhead and general and administrative expenses, and changes in estimated award and incentive fees. We employ an extensive contract management process involving several functional organizations and numerous personnel who are skilled at managing contract activities. Changes in estimates are frequent; the company performs on a broad portfolio of long-term contracts, including the development of complex and customized military platforms and systems, as well as advanced electronic equipment and software, that often include technology at the forefront of science.
Significant changes in estimates on a single contract could have a material effect on the company's unaudited condensed consolidated financial position or results of operations and where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. During the three and nine months ended September 30, 2014, aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $194 million and $556 million ($0.60 and $1.68 per diluted share based on statutory tax rates), respectively. During the three and nine months ended September 30, 2013, aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $236 million and $657 million ($0.66 and $1.80 per diluted share based on statutory tax rates), respectively. No discrete event or adjustment to an individual contract was material to the unaudited condensed consolidated statements of earnings and comprehensive income for any of these periods.
As of September 30, 2014, the amounts related to contract claims and requests for equitable adjustment recognized in estimated contract values were not material individually or in aggregate. In addition, as of September 30, 2014, the company was not aware of any contract terminations in process that would have a material effect on our unaudited condensed consolidated financial position or our annual results of operations and cash flows.

NORTHROP GRUMMAN CORPORATION

Litigation, Commitments and Contingencies
Amounts associated with litigation, commitments and contingencies are recorded as charges to earnings when management determines it is probable a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. Due to the inherent uncertainties surrounding gain contingencies, we generally do not recognize potential gains until realized. During the third quarter of 2014, the company received payments from the United States (U.S.) Government in a total amount of $75 million to settle certain claims relating to use of the company's intellectual property and a terminated program. This amount is reflected in product sales of the Aerospace Systems segment for the three and nine months ending September 30, 2014.
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
Other accounting standards updates effective after September 30, 2014, are not expected to have a material effect on the company’s consolidated financial position or its annual results of operations and cash flows.
Reclassifications
Our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 reflect cash flows from operating activities presented solely on the indirect method. The company previously presented both the direct method and indirect method for our cash flows from operating activities. This change in reporting method had no effect on the amount of our net cash flows from operating activities.
In the first quarter of 2014, we reclassified our cash awards incentive compensation accrual from other current liabilities to accrued employee compensation, which are both reported within current liabilities on the unaudited condensed consolidated statement of financial position. The reclassification reduced other current liabilities and increased accrued employee compensation by $196 million and $277 million, as of September 30, 2014 and December 31, 2013, respectively.
Shareholders' Equity
The company records the difference between the cost of shares repurchased and their par value as a reduction of paid-in capital to the extent of its balance and then as a reduction of retained earnings.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	September 30, 2014	December 31, 2013
Unamortized benefit plan costs, net of tax benefit of $1,888 as of September 30, 2014 and $1,972 as of December 31, 2013	$(2,873)	$(3,000)
Cumulative translation adjustment	(6)	18
Net unrealized gain (loss) on marketable securities and cash flow hedges, net of tax	1	(2)
Total accumulated other comprehensive loss	$(2,878)	$(2,984)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $3.2 billion and $3.3 billion as of September 30, 2014 and December 31, 2013, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.

NORTHROP GRUMMAN CORPORATION

Reclassifications from other comprehensive income to net earnings related to the amortization of benefit plan costs were $35 million and $108 million, net of taxes, for the three and nine months ended September 30, 2014, respectively, and were $78 million and $237 million, net of taxes, for the three and nine months ended September 30, 2013, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost. See Note 8 for further information.
Reclassifications from other comprehensive income to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three and nine months ended September 30, 2014 and 2013, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards and options granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 3.0 million shares and 3.2 million shares for the three and nine months ended September 30, 2014, respectively. The dilutive effect of these securities totaled 4.4 million shares and 4.2 million shares for the three and nine months ended September 30, 2013, respectively. The weighted-average diluted shares outstanding would exclude stock options with exercise prices in excess of the average market price of the company's common stock during the period; however, we had no such stock options outstanding for the three and nine months ended September 30, 2014 and 2013.
Share Repurchases
The table below summarizes the company’s share repurchases:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(2)	Date Completed	Nine Months Ended September 30
					2014	2013
June 16, 2010	$5,350	83.7	$63.86	September 2013	—	18.6
May 15, 2013(1)	$4,000	25.6	$115.50		16.9	2.0

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced in September 2013 upon the completion of the company's 2010 repurchase program. As of September 30, 2014, our repurchases under the program totaled $3.0 billion; $1.0 billion remained under this share repurchase authorization. The repurchase program is expected to expire when we have used all authorized funds for repurchase.

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

NORTHROP GRUMMAN CORPORATION

3.    SEGMENT INFORMATION
The company is aligned into four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. The U.S. Government is the primary customer of our four segments. The company, from time to time, acquires or disposes of businesses and realigns contracts, programs or business areas among and within our segments. Portfolio shaping and internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services.
The following table presents sales and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Sales
Aerospace Systems	$2,543	$2,484	$7,465	$7,582
Electronic Systems	1,733	1,774	5,121	5,266
Information Systems	1,511	1,619	4,650	4,982
Technical Services	691	713	2,120	2,152
Intersegment eliminations	(494)	(484)	(1,485)	(1,478)
Total sales	5,984	6,106	17,871	18,504
Operating income
Aerospace Systems	402	330	1,016	936
Electronic Systems	274	273	833	891
Information Systems	150	162	465	474
Technical Services	66	67	202	201
Intersegment eliminations	(52)	(69)	(177)	(194)
Total segment operating income	840	763	2,339	2,308
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	(20)	61	200	125
Unallocated corporate expenses	(50)	(33)	(103)	(73)
Other	(1)	(1)	(2)	(5)
Total operating income	$769	$790	$2,434	$2,355
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS (U.S. Government Cost Accounting Standards) pension adjustment reflects the difference of pension expense charged to contracts and included as cost in segment operating income less pension expense determined in accordance with GAAP. In the third quarter of 2014, Congress passed the Highway and Transportation Funding Act of 2014 (HATFA), which includes provisions that reduce the amount of CAS pension expense charged to our contracts. The legislation was retroactive to January 1, 2014; in the third quarter of 2014 we recognized a $132 million cumulative reduction in 2014 CAS pension expense principally reflecting the year-to-date HATFA impact. As a result, CAS expense charged to our contracts for the three and nine months ended September 30, 2014, declined as compared to the same periods in 2013. The reduction in FAS expense for the three and nine months ended September 30, 2014, respectively, is largely due to the increase in our FAS discount rate assumption as of December 31, 2013.
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

NORTHROP GRUMMAN CORPORATION

4.    INCOME TAXES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Federal and foreign income tax expense	$221	$223	$673	$682
Effective income tax rate	31.8%	31.0%	30.1%	31.6%
The company's lower effective tax rate for the nine months ended September 30, 2014, reflects a $51 million benefit for the partial resolution of the 2007-2009 Internal Revenue Service (IRS) examination, offset in part by the absence of research tax credits in 2014.
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
The company believes it is reasonably possible that within the next 12 months we will resolve the remaining matters on our 2007-2009 tax returns and the IRS will complete its examination of our 2010 and 2011 tax returns. The combined resolution of these items, excluding interest, could result in a reduction of our unrecognized tax benefits up to $75 million and a reduction of our income tax expense up to $40 million. Open tax years related to state and foreign jurisdictions remain subject to examination, but are not expected to have a material effect on the company’s unaudited condensed consolidated financial statements.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents comparative carrying value and fair value information for our financial assets and liabilities:

	September 30, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$319	$319	$308	$308
Available-for-sale	6	6	2	2
Derivatives	(1)	(1)	(2)	(2)
Long-term debt, including current portion	$(5,929)	$(6,597)	$(5,930)	$(6,227)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended September 30, 2014.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund non-qualified employee benefit plans consisting of securities that are classified as either trading or available-for-sale. These assets are recorded at fair value and substantially all of these instruments are valued using Level 1 inputs, with an immaterial amount valued using Level 2 inputs. As of September 30, 2014 and December 31, 2013, marketable securities of $325 million and $310 million, respectively, were included in other non-current assets in the unaudited condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts, which are used to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. The notional values for the company's derivative portfolio at September 30, 2014 and December 31, 2013, were $127 million and $161 million, respectively. The portion of notional values designated as cash flow hedges at September 30, 2014 and December 31, 2013, were $46 million and $77 million, respectively.

NORTHROP GRUMMAN CORPORATION

Derivative financial instruments are recognized as assets or liabilities in the unaudited condensed consolidated financial statements and measured at fair value. Substantially all of these instruments are valued using Level 2 inputs.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the settlement of the underlying transactions. The derivative fair values and related unrealized gains and losses at September 30, 2014 and December 31, 2013, were not material. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On October 29, 2013, the court issued its decision in favor of the defendants on the statutory claims. On May 9, 2014, the court granted defendants' dispositive motions on the remaining tort causes of action. Notice of entry of judgment was filed on July 1, 2014. The Orange County Water District filed a notice of appeal on August 28, 2014. The court has not yet set a briefing schedule.
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. On August 26, 2013, the relator filed a corrected First Amended Complaint. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, and sought an unspecified partial refund of the contract purchase price, penalties, attorney's fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability. The relator also alleged he was improperly discharged in retaliation. On November 22, 2013, the company filed a motion to dismiss the First Amended Complaint. By Order dated December 11, 2013, based on the relator's stipulation, the court dismissed the relator's retaliation claim. By Order dated December 13, 2013, the court dismissed the remaining allegations without prejudice and granted the relator leave to file an Amended Complaint. On January 3, 2014, the relator filed a Second Amended Complaint that, with the exception of the retaliation claim which is now the subject of an arbitration demand, includes the same allegations as the First Amended Complaint. On July 3, 2014, the relator filed a Third Amended Complaint adding an additional theory of recovery, consolidating some earlier counts and eliminating others. On August 15, 2014, the company filed a motion for summary judgment on the Third Amended Complaint. On September 5, 2014, the court granted the company’s motion and ordered the relator’s False Claims Act case be dismissed with prejudice. Although the ultimate outcome of these matters ("the FSS matters," collectively),

NORTHROP GRUMMAN CORPORATION

including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert's report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $46 million as of September 30, 2014), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $37 million as of September 30, 2014) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $10 million as of September 30, 2014). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $40 million as of September 30, 2014), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert's recommended findings were favorable to the company and others were favorable to ECT. The parties have an opportunity to submit further comments on the expert’s reports. At some point after they do so, the court is expected to hear testimony from witnesses and issue a decision on the parties’ claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe the outcome of any matter pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of September 30, 2014, or its annual results of operations or cash flows.
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
At September 30, 2014, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of September 30, 2014, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

Environmental Matters
The estimated cost to complete remediation at certain current or formerly owned or leased sites has been accrued where the company believes, based on the facts and circumstances known to the company, it is probable the company will incur costs to address environmental impacts and the costs are reasonably estimable. As of September 30, 2014, management estimates the range of reasonably possible future costs for environmental remediation is between $363 million and $798 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At September 30, 2014, the amount within that range that is accrued for probable environmental remediation costs was $381 million, of which $135 million is accrued in other current liabilities and $246 million is accrued in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of September 30, 2014, $69 million is deferred in inventoried costs and $124 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, management does not anticipate future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company's unaudited condensed consolidated financial position as of September 30, 2014, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses stand-by letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2014, there were $298 million of stand-by letters of credit and guarantees and $158 million of surety bonds outstanding.
Credit Facility
The company maintains an unsecured credit facility in an aggregate principal amount of $1.775 billion (the Credit Agreement). The Credit Agreement contains customary terms and conditions, including covenants restricting the company's ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the Credit Agreement) to exceed 65 percent. At September 30, 2014, there was no balance outstanding under this facility. The company was in compliance with all covenants under its Credit Agreement on September 30, 2014.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2014, or its annual results of operations or cash flows.
Operating Leases
Rental expense for operating leases for the three and nine months ended September 30, 2014, was $84 million and $229 million, respectively, and was $75 million and $223 million for the three and nine months ended September 30, 2013, respectively. These amounts are net of immaterial amounts of sublease rental income.

NORTHROP GRUMMAN CORPORATION

8.    RETIREMENT BENEFITS
The cost to the company of its defined benefit retirement plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2014	2013	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$114	$129	$8	$9	$343	$387	$25	$27
Interest cost	314	279	25	24	944	838	75	72
Expected return on plan assets	(467)	(452)	(21)	(19)	(1,402)	(1,357)	(63)	(57)
Amortization of:
Prior service credit	(14)	(15)	(12)	(13)	(44)	(44)	(32)	(38)
Net loss from previous years	81	152	3	8	245	456	9	23
Other	1	—	—	—	1	—	—	—
Net periodic benefit cost	$29	$93	$3	$9	$87	$280	$14	$27
Employer Contributions
We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. For the nine months ended September 30, 2014, we made contributions of $59 million and $43 million to the company’s defined benefit pension plans and post-retirement benefit plans, respectively.
The company also sponsors defined contribution plans. For the three months ended September 30, 2014 and 2013, we made contributions of $63 million and $63 million, respectively, to these plans. For the nine months ended September 30, 2014 and 2013, we made contributions of $210 million and $213 million, respectively, to these plans.
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
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of September 30, 2014, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and of cash flows and changes in shareholders' equity for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Corporation's management.
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
October 21, 2014

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
The President’s budget request (excluding the OGS Initiative) complies with FY 2015 sequestration levels; however, the budget's combined request for projected defense spending levels in FY 2016 through FY 2019 is approximately $115 billion above sequestration levels. The President proposes to achieve this higher spending plan by replacing sequestration with a combination of spending cuts and tax changes. Congress is currently considering the FY 2015 budget request.
On September 22, 2014, the President signed a continuing resolution which funds the government at FY 2014 levels until December 11, 2014. It is unclear when or if annual appropriations bills will be enacted for FY 2015. The U.S. Government may operate under a continuing resolution for all of FY 2015, potentially restricting new contract or program starts for that year.
Along with the President’s FY 2015 budget request, the DoD released its Quadrennial Defense Review (QDR), a congressionally-mandated report that discusses the DoD’s long-term strategies and priorities. The QDR recommends spending above the sequester levels and specifies the impacts if sequester caps are imposed again in 2016. In July 2014, the National Defense Panel, a bi-partisan group of senior civilians and military officers appointed by Congress to review the QDR, recommended repealing the 2011 Budget Control Act and returning to higher defense funding levels. It is unclear whether or how the results of these strategic reviews could impact future budget plans.
Operating Performance Assessment and Reporting
We manage and assess our business based on our performance on contracts and programs (one or more closely-related contracts), with consideration given to the Critical Accounting Policies, Estimates and Judgments described in Part II, Item 7 of our 2013 Annual Report on Form 10-K. For our portfolio of long-term contracts, sales are

NORTHROP GRUMMAN CORPORATION

primarily recognized using the cost-to-cost method of percentage of completion accounting, but in some cases the units-of-delivery method of percentage of completion accounting is utilized. As a result, sales tend to fluctuate in concert with costs incurred across our large portfolio of contracts. Due to Federal Acquisition Regulation (FAR) rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as manufacturing, engineering and design labor costs, subcontractor costs, material costs, overhead costs, and general and administrative costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.
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
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2014	2013	2014	2013
Sales	$5,984	$6,106	$17,871	$18,504
Operating costs and expenses	5,215	5,316	15,437	16,149
Operating income	769	790	2,434	2,355
Operating margin rate	12.9%	12.9%	13.6%	12.7%
Federal and foreign income tax expense	221	223	673	682
Effective income tax rate	31.8%	31.0%	30.1%	31.6%
Diluted earnings per share	2.26	2.14	7.28	6.22
Net cash provided by operating activities	$933	$950	$1,103	$1,279

NORTHROP GRUMMAN CORPORATION

Sales
Sales for the three months ended September 30, 2014, decreased $122 million, or 2 percent, and for the nine months ended September 30, 2014, decreased $633 million, or 3 percent, as compared with the same periods in 2013.
Sales for the three and nine months ended September 30, 2014 include the benefit of $75 million realized in connection with agreements reached with the U.S. Government to settle certain claims relating to use of the company's intellectual property and a terminated program, which is reflected in product sales at the Aerospace Systems segment.
The table below shows the variances in segment sales from the prior year period:

$ in millions	Three Month Variance		Nine Month Variance
Aerospace Systems	$59	2%	$(117)	(2%)
Electronic Systems	(41)	(2%)	(145)	(3%)
Information Systems	(108)	(7%)	(332)	(7%)
Technical Services	(22)	(3%)	(32)	(1%)
Intersegment sales elimination	(10)	2%	(7)	—
Total sales variance	$(122)	(2%)	$(633)	(3%)
For further information by segment refer to Segment Operating Results below, and for product and service detail, refer to the Product and Service Analysis section that follows Segment Operating Results.
Operating Costs and Expenses
Operating costs and expenses are primarily comprised of labor, material, subcontractor and overhead costs, and are generally allocated to contracts as incurred. In accordance with industry practice and the regulations that govern cost accounting requirements for government contracts, most general management and corporate expenses incurred at the segment and corporate locations are considered allowable and allocable contract costs. Allowable and allocable general and administrative costs are allocated on a systematic basis to contracts in progress.
Operating costs and expenses comprise the following:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Product costs	$2,614	$2,499	$7,815	$7,833
Service costs	2,021	2,262	5,910	6,621
General and administrative expenses	580	555	1,712	1,695
Operating costs and expenses	$5,215	$5,316	$15,437	$16,149
Product costs as a percentage of product sales for the three months ended September 30, 2014 were 74.8 percent as compared to 75.0 percent during the same period in 2013; the decrease is mainly due to the settlements described in the Sales section above, offset by lower net favorable adjustments. Service costs as a percentage of service sales for the three months ended September 30, 2014 were 81.2 percent, comparable to the same period in 2013.
Product costs as a percentage of product sales for the nine months ended September 30, 2014 were 74.7 percent as compared to 75.7 percent during the same period in 2013; the decrease is mainly due to the settlements described in the Sales section above and the continuing benefit of higher margin rates resulting from previous net favorable adjustments. Service costs as a percentage of service sales for the nine months ended September 30, 2014 were 79.8 percent as compared to 81.1 percent during the same period in 2013; the decrease was mainly due to improved performance across a number of service programs at Information Systems.
For the product and service costs detail, see the Product and Service Analysis section that follows Segment Operating Results.
General and administrative expenses as a percentage of total sales for the three and nine months ended September 30, 2014 were 9.7 percent and 9.6 percent, respectively, as compared with 9.1 percent and 9.2 percent for the same periods in 2013. This change largely reflects increased investment for future business.

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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Favorable adjustments	$254	$290	$736	$837
Unfavorable adjustments	(60)	(54)	(180)	(180)
Net favorable adjustments	$194	$236	$556	$657
Net cumulative catch-up adjustments by segment are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Aerospace Systems	$114	$129	$309	$334
Electronic Systems	54	80	188	272
Information Systems	20	29	54	46
Technical Services	12	17	33	41
Eliminations	(6)	(19)	(28)	(36)
Net favorable adjustments	$194	$236	$556	$657
Federal and Foreign Income Tax Expense
The effective tax rates for the three and nine months ended September 30, 2014, were 31.8 percent and 30.1 percent, respectively, compared with 31.0 percent and 31.6 percent for the three and nine months ended September 30, 2013, respectively. The company's lower effective tax rate for the nine months ended September 30, 2014, reflects a $51 million benefit for the partial resolution of the 2007-2009 Internal Revenue Service (IRS) examination, offset in part by the absence of research tax credits in 2014.
Diluted Earnings Per Share
Diluted earnings per share for the three months ended September 30, 2014, increased $0.12 or 6 percent, as compared with the same period in 2013, reflecting lower weighted-average shares outstanding resulting from shares repurchased in 2013 and 2014, partially offset by lower earnings primarily due to a decrease in the net FAS (GAAP Financial Accounting Standards)/CAS (U.S. Government Cost Accounting Standards) pension adjustment.
Diluted earnings per share for the nine months ended September 30, 2014, increased $1.06, or 17 percent, as compared with the same period in 2013, reflecting lower weighted-average shares outstanding resulting from share repurchases during 2013 and 2014 and higher net earnings, principally due to increases in segment operating income and the net FAS/CAS pension adjustment, as well as a lower effective tax rate.
Cash from Operating Activities
For the three months ended September 30, 2014, net cash provided by operating activities is comparable to the same period in 2013. For the nine months ended September 30, 2014, net cash provided by operating activities decreased $176 million, as compared with the same period in 2013, principally driven by changes in trade working capital, which were partially offset by the impact of a $500 million voluntary pre-tax pension contribution made in April 2013.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned in four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. This section discusses segment sales, segment operating income and segment operating margin rates. The reconciliation of segment sales to total sales is provided in Note 3 to the unaudited condensed consolidated financial

NORTHROP GRUMMAN CORPORATION

statements in Part I, Item 1. The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is provided in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1. For purposes of the discussion in this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate.
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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Segment operating income	$840	$763	$2,339	$2,308
Segment operating margin rate	14.0%	12.5%	13.1%	12.5%
Segment operating income increased for the three and nine months ended September 30, 2014, principally due to the settlements described in the Consolidated Operating Results section above and the $37 million benefit resulting from lower CAS pension cost due to the Highway and Transportation Funding Act of 2014 (HATFA) legislation described below, partially offset by lower sales volume.
The table below reconciles segment operating income to total operating income by including the impact of net FAS/CAS pension differences, as well as certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or FAR.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Segment operating income	$840	$763	$2,339	$2,308
CAS pension expense	9	154	287	405
Less: FAS pension expense	(29)	(93)	(87)	(280)
Net FAS/CAS pension adjustment	(20)	61	200	125
Unallocated corporate expenses	(50)	(33)	(103)	(73)
Other	(1)	(1)	(2)	(5)
Total operating income	$769	$790	$2,434	$2,355
For financial statement purposes, we account for our employee pension plans in accordance with GAAP under FAS. However, the cost of these plans is charged to our contracts in accordance with the FAR and the related CAS that govern such plans. The net FAS/CAS pension adjustment reflects the difference of pension expense charged to contracts and included as cost in segment operating income less pension expense determined in accordance with GAAP. In the third quarter of 2014, Congress passed HATFA, which includes provisions that reduce the amount of CAS pension expense charged to our contracts. The legislation was retroactive to January 1, 2014; in the third quarter of 2014 we recognized a $132 million cumulative reduction in 2014 CAS pension expense principally reflecting the year-to-date HATFA impact. As a result, CAS expense charged to our contracts for the three and nine months ended September 30, 2014, declined as compared to the same periods in 2013. The reduction in FAS expense for the three and nine months ended September 30, 2014, respectively, is largely due to the increase in our FAS discount rate assumption as of December 31, 2013.
Unallocated corporate expenses generally include the portion of corporate expenses, other than FAS pension costs, not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the

NORTHROP GRUMMAN CORPORATION

segments, such as a portion of management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.
AEROSPACE SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Sales	$2,543	$2,484	$7,465	$7,582
Operating income	402	330	1,016	936
Operating margin rate	15.8%	13.3%	13.6%	12.3%
Current Quarter
Aerospace Systems sales for the three months ended September 30, 2014, increased $59 million, or 2 percent, as compared with the same period in 2013, primarily due to the settlements described in the Consolidated Operating Results section above. Excluding the settlements, Aerospace Systems had lower sales in manned military aircraft programs and comparable sales in space and unmanned programs as compared to the same period in 2013. The decrease in manned military aircraft is mainly due to lower volume on the B-2, E-8 Joint Surveillance Target Attack Radar System (Joint STARS) and F/A-18 programs, which was partially offset by higher volume on the E-2D Advanced Hawkeye program.
Operating income for the three months ended September 30, 2014, increased $72 million, or 22 percent, and operating margin rate increased to 15.8 percent, from 13.3 percent. The increases in the third quarter of 2014, as compared to the third quarter of 2013, were mainly due to the settlements noted above and additional margin resulting from lower CAS pension expense due to the HATFA legislation described above.
Year to Date
Aerospace Systems sales for the nine months ended September 30, 2014, decreased $117 million, or 2 percent, as compared with the same period in 2013 including the impact of the settlements described in the Consolidated Operating Results section above. Excluding the settlements, Aerospace Systems had lower sales on unmanned, space and manned military aircraft programs. The decrease in unmanned programs was primarily due to lower production activity on Global Hawk and lower development activity on Fire Scout, partially offset by increased volume on the NATO Alliance Ground Surveillance (AGS) program. The decrease in space programs was mainly due to lower volume on the James Webb Space Telescope and Advanced Extremely High Frequency programs. The decrease in manned military aircraft programs was primarily the result of lower volume on the B-2 and Joint STARS programs, partially offset by ramp-up on the E-2D Advanced Hawkeye program.
Operating income for the nine months ended September 30, 2014, increased $80 million, or 9 percent, and operating margin rate increased to 13.6 percent, from 12.3 percent. Higher operating income and margin rate in 2014 were primarily due to the settlements described above and additional margin resulting from lower CAS pension expense due to the HATFA legislation described above.
ELECTRONIC SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Sales	$1,733	$1,774	$5,121	$5,266
Operating income	274	273	833	891
Operating margin rate	15.8%	15.4%	16.3%	16.9%
Current Quarter
Electronic Systems sales for the three months ended September 30, 2014, decreased $41 million, or 2 percent, as compared with the same period in 2013. Sales decreased primarily due to lower deliveries on combat avionics and infrared countermeasures programs. These declines were partially offset by higher volume on space, marine and undersea systems programs.
Operating income for the three months ended September 30, 2014, was comparable with the same period in 2013 and operating margin rate increased to 15.8 percent from 15.4 percent. The increase in third quarter 2014 operating

NORTHROP GRUMMAN CORPORATION

margin rate is primarily driven by improved performance and additional margin resulting from lower CAS pension expense due to the HATFA legislation described above.
Year to Date
Electronic Systems sales for the nine months ended September 30, 2014, decreased $145 million, or 3 percent, as compared with the same period in 2013. Sales declined due to fewer deliveries of infrared countermeasures, combat avionics and navigation systems programs. These decreases were partially offset by higher volume on international programs.
Operating income for the nine months ended September 30, 2014, decreased $58 million, or 7 percent, and operating margin rate decreased to 16.3 percent from 16.9 percent. Operating income and margin rate for the nine months ended September 30, 2014 declined primarily due to lower volume and the absence in 2014 of the benefit from the reversal of a $26 million non-programmatic risk reserve in the prior year.
INFORMATION SYSTEMS
In the third quarter of 2014, Information Systems realigned into seven business areas: Command and Control (C2); Cyber; Intelligence, Surveillance and Reconnaissance (ISR); Civil; Communications; Integrated Air and Missile Defense (IAMD) and Health. This change had no impact on the segment operating results of Information Systems as a whole.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Sales	$1,511	$1,619	$4,650	$4,982
Operating income	150	162	465	474
Operating margin rate	9.9%	10.0%	10.0%	9.5%
Current Quarter
Information Systems sales for the three months ended September 30, 2014, decreased $108 million, or 7 percent, as compared with the same period in 2013. Sales principally declined due to lower volume for C2 programs as a result of reduced funding levels and in-theater force reductions.
Operating income for the three months ended September 30, 2014, decreased $12 million, or 7 percent, and operating margin rate was comparable to the same period in 2013. The reduction in operating income is primarily a result of the sales decline described above.
Year to Date
Information Systems sales for the nine months ended September 30, 2014, decreased $332 million, or 7 percent, as compared with the same period in 2013. Sales principally declined due to lower volume for C2 programs as a result of reduced funding levels and in-theater force reductions.
Operating income for the nine months ended September 30, 2014, decreased $9 million, or 2 percent, and operating margin rate increased to 10.0 percent, from 9.5 percent. The higher operating margin rate reflects additional margin resulting from lower CAS pension expense due to the HATFA legislation described above and the continuing benefit of higher margin rates resulting from previous net favorable adjustments.

NORTHROP GRUMMAN CORPORATION

TECHNICAL SERVICES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Sales	$691	$713	$2,120	$2,152
Operating income	66	67	202	201
Operating margin rate	9.6%	9.4%	9.5%	9.3%
Current Quarter
Technical Services sales for the three months ended September 30, 2014, decreased $22 million, or 3 percent, as compared with the same period in 2013, due to lower volume on the InterContinental Ballistic Missile (ICBM) and the Combined Tactical Training Range (CTTR) programs, partially offset by growth in international sales, primarily related to the acquisition of QDS in the first quarter of 2014.
Operating income for the third quarter of 2014, was comparable to the third quarter of 2013. Operating margin rate for the three months ended September 30, 2014 increased to 9.6 percent from 9.4 percent in the same period in 2013.
Year to Date
Technical Services sales for the nine months ended September 30, 2014, decreased $32 million, or 1 percent, as compared with the same period in 2013. The decrease was primarily due to lower volume on the ICBM, Hunter and C-20 programs, which were partially offset by growth in international sales, principally as a result of the acquisition of QDS in the first quarter of 2014.
Operating income for the nine months ended September 30, 2014, was comparable to the same period in 2013. Operating margin rate for the nine months ended September 30, 2014 increased to 9.5 percent from 9.3 percent in the same period in 2013.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2014		2013		2014		2013
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,014	$1,671	$1,867	$1,620	$5,995	$5,147	$6,204	$5,450
Service	529	470	617	534	1,470	1,302	1,378	1,196
Electronic Systems
Product	1,338	1,118	1,377	1,149	4,088	3,415	4,063	3,365
Service	395	341	397	352	1,033	873	1,203	1,010
Information Systems
Product	346	332	260	226	1,006	953	669	598
Service	1,165	1,029	1,359	1,231	3,644	3,232	4,313	3,910
Technical Services
Product	46	39	36	38	144	130	141	130
Service	645	586	677	608	1,976	1,788	2,011	1,821
Segment Totals
Total Product	$3,744	$3,160	$3,540	$3,033	$11,233	$9,645	$11,077	$9,543
Total Service	2,734	2,426	3,050	2,725	8,123	7,195	8,905	7,937
Intersegment eliminations	(494)	(442)	(484)	(415)	(1,485)	(1,308)	(1,478)	(1,284)
Total segment(1)	$5,984	$5,144	$6,106	$5,343	$17,871	$15,532	$18,504	$16,196
(1) The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.
Product Sales and Costs
Current Quarter
Product sales for the three months ended September 30, 2014 increased $204 million, or 6 percent, as compared with the same period in 2013. The increase was primarily driven by higher product sales at Aerospace Systems and Information Systems. The increase at Aerospace Systems was primarily due to higher product sales from a revision in the classification of certain operations, maintenance, and sustainment contracts from product to service in the third quarter of 2013 and the settlements described in the Consolidated Operating Results section above, partially offset by lower volume. The increase at Information Systems was primarily due to higher product sales on certain restricted and C2 programs.
Product costs for the three months ended September 30, 2014, increased $127 million, or 4 percent, as compared with the same period in 2013. The increase was primarily driven by higher product costs at Aerospace Systems and Information Systems, consistent with the changes in product sales described above, partially offset by higher product margins at Aerospace Systems.
Year to Date
Product sales for the nine months ended September 30, 2014, increased $156 million, or 1 percent, as compared with the same period in 2013. The increase was primarily driven by higher product sales at Information Systems, partially offset by lower product sales at Aerospace Systems. The increase at Information Systems was primarily due to higher product sales on certain restricted and C2 programs. The decrease at Aerospace Systems was primarily driven by lower product volume in unmanned and space programs, partially offset by the settlements described in the Consolidating Operating Results section above.

NORTHROP GRUMMAN CORPORATION

Product costs for the nine months ended September 30, 2014, increased $102 million, or 1 percent, as compared with the same period in 2013, as higher product costs at Information Systems were partially offset by lower product costs at Aerospace Systems, consistent with the changes in product sales described above.
Service Sales and Costs
Current Quarter
Service sales for the three months ended September 30, 2014, decreased $316 million, or 10 percent, as compared with the same period in 2013. The decrease was primarily driven by lower service sales at Information Systems and Aerospace Systems. The decrease at Information Systems was primarily due to reduced funding levels across a broad number of programs and the impacts of in-theater force reductions, as described in the Segment Operating Results section above. The decrease at Aerospace Systems was primarily due to the revision in the classification of certain operations, maintenance, and sustainment contracts from product to service in the third quarter of 2013, partially offset by increased volume on certain unmanned and space programs.
Service costs for the three months ended September 30, 2014, decreased $299 million, or 11 percent, as compared with the same period in 2013. The decrease was primarily driven by the lower service sales volume described above.
Year to Date
Service sales for the nine months ended September 30, 2014, decreased $782 million, or 9 percent, as compared with the same period in 2013. The decrease was primarily driven by lower service sales at Information Systems, primarily due to reduced volume on restricted work and the impacts of in-theater force reductions as described in the Segment Operating Results section above.
Service costs for the nine months ended September 30, 2014, decreased $742 million, or 9 percent, as compared with the same period in 2013 consistent with the lower service sales volume described above.
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
Backlog consisted of the following as of September 30, 2014, and December 31, 2013:

	September 30, 2014			December 31, 2013
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$9,737	$9,467	$19,204	$18,321
Electronic Systems	7,121	2,894	10,015	9,037
Information Systems	3,549	3,258	6,807	6,864
Technical Services	2,280	231	2,511	2,811
Total backlog	$22,687	$15,850	$38,537	$37,033
Total backlog as of September 30, 2014 increased $1.5 billion, or 4 percent, as compared with backlog as of December 31, 2013. The increase was primarily due to the timing of awards at Aerospace Systems.
New Awards
The estimated value of contract awards recorded during the nine months ended September 30, 2014 was $19.2 billion. New awards during this period include $4.1 billion for the E-2D Advanced Hawkeye program, $793 million for the F-35 program, $552 million for the Virginia Class Submarine program, $534 million for the Global Hawk program and $466 million for the F/A-18 program.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities, free cash flow, net debt-to-

NORTHROP GRUMMAN CORPORATION

equity and net debt-to-capital. We believe these measures are useful to investors in assessing our financial performance and condition.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, is expected to be sufficient to fund our operations for at least the next 12 months.
The table below summarizes key components of cash flows provided by operating activities:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Net earnings	$473	$497	$1,563	$1,474
Non-cash items(1)	201	213	416	515
Changes in assets and liabilities:
Trade working capital	287	176	(831)	(394)
Retiree benefit funding (in excess of) less than expense	(3)	66	5	(331)
Other, net	(25)	(2)	(50)	15
Net cash provided by operating activities	$933	$950	$1,103	$1,279

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
The table below reconciles cash provided by operating activities to free cash flow from operations:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2014	2013	2014	2013
Net cash provided by operating activities	$933	$950	$1,103	$1,279
Less: capital expenditures	(109)	(90)	(285)	(178)
Free cash flow provided by operations	$824	$860	$818	$1,101
Cash Flows
The following is a discussion of our major operating, investing and financing cash flows from operations for the nine months ended September 30, 2014 and 2013, as classified in the unaudited condensed consolidated statements of cash flows in Part I, Item 1.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2014, decreased $176 million as compared to the same period in 2013. The change was principally driven by changes in trade working capital, which were partially offset by the impact of a $500 million voluntary pre-tax pension contribution made in April 2013.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2014, increased $188 million, as compared to the same period in 2013, due to an increase in capital expenditures and the acquisition of QDS.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2014, increased $2.5 billion as compared to the same period in 2013, due to higher expenditures for stock repurchases in 2014 and the net proceeds of $2.0 billion from the company's debt issuance and redemption in the second quarter of 2013.

NORTHROP GRUMMAN CORPORATION

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
Other accounting standards updates effective after September 30, 2014, are not expected to have a material effect on the company’s consolidated financial position or its annual results of operations and cash flows.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q contains statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends,” "goals," and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified under Risk Factors in our Form 10-K for the year ended December 31, 2013, as well as those identified in this report under Part II, Item 1A and other important factors disclosed in this report and from time to time in our other filings with the SEC.
You are urged to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of forward-looking statements. These forward-looking statements speak only as of the date this report is first filed. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations from those discussed in our 2013 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2013 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended) and have concluded that, as of September 30, 2014, these controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the three months ended September 30, 2014, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

NORTHROP GRUMMAN CORPORATION

published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The Company is adopting the new framework during 2014.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2013 Annual Report on Form 10-K, and updated that information in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of the company's reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2013 Annual Report on Form 10-K, as updated by Note 6 to the unaudited condensed consolidated financial statements in this report, we do not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of September 30, 2014, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A of our 2013 Annual Report on Form 10-K.
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
Recently, the Society of Actuaries released proposed mortality tables, which update life expectancy assumptions. Final updates to the mortality tables are expected to be issued by the end of 2014. We expect to revise the mortality assumptions used in determining our FAS (GAAP Financial Accounting Standards) pension and post-retirement benefit obligations as of December 31, 2014, which will have a related impact on our annual FAS benefit expense in future years. The mortality assumptions used in determining our future CAS (U.S. Government Cost Accounting Standards) benefit expense will also be revised. We expect the adoption of new mortality assumptions for purposes of funding our plans will likely trail the adoption for both FAS and CAS purposes. The new mortality assumptions for FAS will likely result in an increase in liabilities and annual FAS expense. For CAS, we expect the new mortality assumptions will result in an increase in annual CAS pension expense; however, the increase will be offset to some degree by higher discount rates due to the passage of the Highway and Transportation Funding Act of 2014 (HATFA). The new mortality assumptions may also result in additional funding requirements dependent upon the funded status of our plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.
Additionally, due to government regulations including the impact of CAS harmonization, pension plan cost recoveries under our U.S. Government contracts occur in different periods from when those pension costs are recognized for financial statement purposes or when pension funding is made. These timing differences could have a material adverse effect on our cash flows. The cost accounting rules have been revised in order to partially harmonize the measurement and period of assignment of defined benefit pension plan costs allocable to U.S. Government contracts and the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act (PPA) of 2006. These rules better align, but do not eliminate, mismatches between ERISA funding requirements and CAS pension costs for U.S. Government CAS covered contracts.

NORTHROP GRUMMAN CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended September 30, 2014:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
July	1,886,929	$122.27	1,886,929	$1,568
August	2,073,400	124.73	2,073,400	1,310
September	2,038,433	129.31	2,038,433	1,046
Ending balance	5,998,762	$125.51	5,998,762	$1,046

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock. Repurchases under this program commenced in September 2013 upon the completion of the company's 2010 repurchase program. As of September 30, 2014, our repurchases under the program totaled $3.0 billion; $1.0 billion remained under this share repurchase authorization. This repurchase program is expected to expire when we have used all authorized funds for repurchase.

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

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: October 21, 2014