Form 10-K
period 2014-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2015-02-02
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
As of June 30, 2014, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $24.9 billion.
As of January 29, 2015, 198,405,799 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

ii

NORTHROP GRUMMAN CORPORATION

PART I
Item 1. Business
HISTORY AND ORGANIZATION
History
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company. We offer a broad portfolio of capabilities and technologies that enable us to deliver innovative products, systems and solutions for applications that range from undersea to outer space and into cyberspace. We provide products, systems and solutions in unmanned systems; cyber; command, control, communications and computers (C4), intelligence, surveillance, and reconnaissance (C4ISR); strike aircraft; and logistics and modernization to government and commercial customers worldwide through our four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government programs in the United States (U.S.) and abroad. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state and local governments and domestic and international commercial customers. For a discussion of risks associated with our operations, see Risk Factors in Part I, Item 1A.
The company originally was formed in Hawthorne, California in 1939, as Northrop Aircraft Incorporated and was reincorporated in Delaware in 1985, as Northrop Corporation. Northrop Aircraft Incorporated was a principal developer of flying wing technology, including the B-2 Stealth Bomber. The company developed into one of the largest defense contractors in the world through a series of acquisitions, as well as organic growth. In 1994, we acquired Grumman Corporation (Grumman), after which time the company was renamed Northrop Grumman Corporation. Grumman was a premier military aircraft systems integrator and builder of the Lunar Module that first delivered men to the surface of the moon. In 1996, we acquired the defense and electronics businesses of Westinghouse Electric Corporation, a world leader in the development and production of sophisticated radar and other electronic systems for the nation’s defense, civil aviation, and other international and domestic applications. In 2001, we acquired Litton Industries, a global electronics and information technology company, and one of the nation's leading full service shipbuilders. In 2002, we acquired TRW Inc., a leading developer of military and civil space systems and satellite payloads, as well as a leading global integrator of complex, mission-enabling systems and services. In 2011, the company completed the spin-off to its shareholders of Huntington Ingalls Industries, Inc. (HII). HII operates our former Shipbuilding business, which was acquired in 2001, through the acquisitions of Newport News Shipbuilding and Litton Industries.
Organization
From time to time, we acquire or dispose of businesses and realign contracts, programs or business areas among and within our operating segments. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services. The operating results for all periods presented have been revised to reflect these changes made through December 31, 2014. We are currently aligned into four operating segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. See Note 3 to our consolidated financial statements in Part II, Item 8 for further information.
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
Unmanned Systems - designs, develops, manufactures, and integrates ISR unmanned systems for tactical and strategic missions. Key ISR programs include the RQ-4 Global Hawk reconnaissance system, a proven high-altitude long-endurance system providing near real-time high resolution imagery of large geographical areas; the Triton aircraft system providing real-time ISR over vast ocean and coastal regions; the trans-Atlantic North Atlantic Treaty Organization (NATO) Alliance Ground Surveillance (AGS) system for multinational theater operations, peacekeeping missions, and disaster relief efforts; the Fire Scout aircraft system providing unprecedented situational awareness and precision targeting support; the Navy Unmanned Combat Air System demonstrating an unmanned

NORTHROP GRUMMAN CORPORATION

combat air vehicle for carrier-based operations; and the Common Mission Management System, providing high performance service based on ground control solutions enabling unmanned mission capabilities.
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
Space Systems - designs, develops, manufactures, and integrates spacecraft systems, subsystems, sensors and communications payloads in support of space science and C4ISR. Key programs include the James Webb Space Telescope, a large infrared telescope being built for the National Aeronautics and Space Administration that will be deployed in space to study the origins of the universe; Advanced Extremely High Frequency payloads providing survivable, protected communications to U.S. forces; and restricted programs.
Strategic Programs & Technology - creates and matures advanced technologies and innovative concepts to provide affordable solutions addressing current and future customer needs. The Strategic Programs & Technology business area maintains a broad portfolio of contracts ranging from development of components to prototypes to initial operational systems across the air, land and space domains.
ELECTRONIC SYSTEMS
Electronic Systems, headquartered in Linthicum, Maryland, is a leader in the design, development, manufacture and support of solutions for sensing, understanding, anticipating and controlling the operating environment for our global military, civil and commercial customers. Electronic Systems provides a variety of defense electronics and systems, airborne fire control radars, situational awareness systems, early warning systems, electronic warfare systems, air defense radars and management systems, navigation systems, communications systems, marine power and propulsion systems, space systems and logistics services. The segment consists of three business areas: Intelligence, Surveillance, Reconnaissance & Targeting Systems, Land & Self Protection Systems, and Navigation & Maritime Systems.
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
Land & Self Protection Systems - delivers products, systems and services that support ground-based, helicopter and fixed wing platforms (manned and unmanned) with sensor and protection systems. A major product line of this business area consists of systems that perform threat detection and countermeasures that defeat infrared and radio frequency (RF) guided missile and tracking systems. This business area also provides integrated electronic warfare capability, communications and intelligence systems, unattended ground sensors, automatic test equipment, advanced threat simulators, ground-based air defense and multi-function radars, situational awareness systems, laser/electro-optical systems and digitized and open architecture cockpits and applications. Key programs include the Ground/Air Task Oriented Radar (G/ATOR), which is a ground-based multi-mission radar designed to detect and track a wide variety of threats; the TPS-78 ground-based radar, which provides air defense and air surveillance for the global market; the Large Aircraft Infrared Countermeasures (LAIRCM), which is an infrared countermeasure system designed to protect aircraft against man-portable (shoulder-launched) infrared-guided surface-to-air missiles; and the AN/APR-39, which provides rapid identification and continuous radar threat warning for today's complex battlefields.

NORTHROP GRUMMAN CORPORATION

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
In addition to the product and service lines discussed above, our Electronic Systems segment also includes Advanced Concepts & Technologies (AC&T), which develops next-generation systems to position the segment in key developing markets. AC&T focuses on understanding customer mission needs; conceiving affordable, innovative and open solutions; and demonstrating the readiness and effectiveness of Electronic Systems' products. AC&T focuses on the following enterprise-wide and cross cutting technology development thrust areas: RF systems; EO/IR systems; multi-function systems; modular open systems architectural approaches and designs; precision navigation and timing capabilities; and secure and trusted solutions.
INFORMATION SYSTEMS
Information Systems, headquartered in McLean, Virginia, is a leading provider of advanced solutions for the DoD, national intelligence, federal civilian, state, international and commercial customers. Products and services focus on the fields of command and control (C2), communications, cyber, air and missile defense, intelligence processing, civil security, health technology and government support systems. The segment consists of seven business areas: Cyber, C2, Communications, ISR, Integrated Air and Missile Defense (IAMD), Civil and Health.
Cyber - provides full spectrum solutions that address cyber security threats, cyber mission management and special cyber systems. Cyber offerings span intelligence, defense, federal, state, international and commercial customers, providing dynamic cyber defense and specialized cyber systems and services in support of critical government missions. This business specializes in active defense, malware detection, analytics platforms and large scale cyber solutions for national security applications.
C2 - provides net-enabled C2, battle management, command center integration, combat support systems, mission-enabling solutions and critical infrastructure protection systems. C2 systems support operations, managing assets and forces employed to accomplish national and military missions, and optimizing legacy platforms, sensors and weapons systems. These systems are installed in operational and command centers world-wide and across DoD services, joint commands and the international security community.
Communications - provides the underlying networks, network management, gateway systems and radio frequency devices that support national military C4ISR missions and help make C4ISR more integrated and interoperable. Communications capabilities include gateways and products for aircraft interoperability, multi-function avionics, software defined radios and protected communications.
ISR - delivers systems and services in Signals Intelligence (SIGINT), airborne reconnaissance, geospatial intelligence and data fusion, specializing in the collection, processing, and exploitation of data to achieve a deep understanding of the environment. Offerings include intelligence integration, large scale information processing, multi-source intelligence, big data applications and geo-location techniques.
IAMD - provides integration and interoperability of net-enabled battle management, sensors, targeting and surveillance systems, air and missile defense C2, missile warning systems and critical situational awareness for weapons and fire control systems. This business provides solutions for both domestic and international customers, advanced IAMD integration with land and air assets, and cost effective flexible architectures.
Civil - provides civilian IT solutions, civil financial operations, public safety systems, law enforcement and state programs. This business is a provider in global homeland security and public safety, federal law enforcement information sharing and analysis, and IT systems and services that enable civil missions and satisfy infrastructure and back office requirements.
Health - provides healthcare expertise combined with IT capabilities to support effective healthcare services and efficient health and human services systems. Capabilities include benefits management, population health, clinical data integration and health analytics. This business provides system engineering and integration, affordable national healthcare IT, and solutions to meet health and human services challenges.

NORTHROP GRUMMAN CORPORATION

Key programs for the Information Systems segment include the Joint National Integration Center Research and Development (JRDC) contract, which supports the technical infrastructure, modeling and simulation, test and evaluation, and management of the Missile Defense Agency network at multiple sites; the Battlefield Airborne Communications Node (BACN), a high-altitude, airborne communications and information gateway system that provides situational awareness and C2 coordination between warfighters and commanders; the Communications, Navigation and Identification (CNI) integrated avionics system for the F-35 Joint Strike Fighter based on software-defined technology with advanced capabilities for interoperability; and the Integrated Air and Missile Defense Battle Command System (IBCS), a C2 system that delivers a single, unambiguous view of the battlespace with enhanced aircraft and missile tracking improving the ability of combatant commanders and air defenders to make critical decisions within seconds.
TECHNICAL SERVICES
Technical Services, headquartered in Herndon, Virginia, is a leader in innovative and affordable logistics, modernization and sustainment support and also provides an array of other advanced technology and engineering services, including space, missile defense, nuclear security, training and simulation. The segment consists of two business areas: Integrated Logistics and Modernization; and Mission Solutions and Readiness.
Integrated Logistics and Modernization - provides complete life cycle support and weapon system sustainment and modernization products and services, and provides direct support to warfighters while delivering aircraft and subsystem maintenance, repair and overhaul (MRO). Competencies include aircraft and electronics sustaining engineering, supply chain management services, manned and unmanned weapons systems deployed logistics support, field services and on-going maintenance and technical assistance, and delivering rapid response in support of global customers. Key programs include KC-10 Contractor Logistics Support (CLS), which provides total weapons systems CLS to the Air Force for the entire fleet of 59 KC-10 aircraft; Intercontinental Ballistic Missile (ICBM) Systems, which provides systems engineering and integration for the land-based leg of the U.S. nuclear deterrent force; UK Airborne Warning and Control System (AWACS), which provides through life management of the UK Royal Air Force fleet of E-3D AWACS aircraft; KC-30A Multi-Role Tanker Transport (MRTT) which provides through life support for the Royal Australian Air Force (RAAF) KC-30A air to air refueling aircraft; and AAQ24 LAIRCM, which provides repair, testing, component spare procurement, logistics, and data collection related to directional infrared counter measures systems used on multiple fixed and rotary wing aircraft.
Mission Solutions and Readiness - provides realistic and comprehensive training through live, virtual and constructive domains, innovative and diverse training applications ranging from battle command to professional military education, sustainment and modernization of tactical vehicles, high technology and engineering services in the areas of nuclear security, space and launch services, civil engineering and military range-sensor-instrumentation operations. Key programs include Ministry of the National Guard Training Support (MNG TSC), through our interest in a joint venture for which we consolidate the financial results, which provides equipment fielding, training and maintenance, simulator training and operations, tactical exercise development, logistics and operations support and English language training to the Saudi Arabian National Guard; the Mission Command Training Program (MCTP), the Army's premier leadership and staff training exercise program at the tactical and operational level; and Fort Irwin Logistics Services Support, which provides a full range of logistics support services and operates a large-scale maintenance and repair program of both tracked and tactical wheeled vehicles.
SELECTED FINANCIAL DATA AND SEGMENT OPERATING RESULTS
For a more complete understanding of our business, see Selected Financial Data in Part II, Item 6. For a more complete understanding of our segment financial information, see Segment Operating Results in Part II, Item 7 and Note 3 to the consolidated financial statements in Part II, Item 8.
CUSTOMER CONCENTRATION
Our primary customer is the U.S. Government. Sales to the U.S. Government (which excludes foreign military sales - a method to sell U.S. defense equipment and services to foreign governments through the DoD) accounted for approximately 85 percent of total sales in each of the years ended December 31, 2014, 2013 and 2012. International sales (which include foreign military sales) accounted for $3.0 billion, $2.5 billion and $2.1 billion, or 13 percent, 10 percent and 8 percent, of total sales for the years ended December 31, 2014, 2013 and 2012, respectively. No single program accounted for more than ten percent of total sales during any period presented. See Risk Factors in Part I, Item 1A.

NORTHROP GRUMMAN CORPORATION

COMPETITIVE CONDITIONS
We compete with many companies in the defense, intelligence and federal markets. BAE Systems, Boeing, Booz Allen Hamilton, Finmeccanica, General Dynamics, L-3 Communications, Lockheed Martin, Raytheon and Thales are some of our primary competitors. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of bid protests (competitor protests of U.S. Government procurement awards) and the number of competitors bidding on program opportunities.
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
BACKLOG
At December 31, 2014, total backlog was $38.2 billion, compared with $37.0 billion at the end of 2013. Of the backlog at December 31, 2014, approximately $19.3 billion is expected to be converted into sales in 2015. For further information, see Backlog in Part II, Item 7.
RESEARCH AND DEVELOPMENT
See Note 1 to the consolidated financial statements in Part II, Item 8.
INTELLECTUAL PROPERTY
We routinely apply for and own a number of U.S. and foreign patents related to the products and services we provide. We also develop and protect intellectual property as trade secrets. In addition to owning a large portfolio of proprietary intellectual property, we license some intellectual property rights to and from third parties. The U.S. Government typically holds licenses to patents developed in the performance of U.S. Government contracts and may use or authorize others to use the inventions covered by these patents for certain purposes. See Risk Factors in Part I, Item 1A.
RAW MATERIALS
We have not experienced significant delays in the supply or availability of raw materials, nor have we experienced a significant price increase for raw materials. See Risk Factors in Part I, Item 1A.
EMPLOYEE RELATIONS
We believe that we maintain good relations with our 64,300 employees, of which approximately 2,800 are covered by 14 collective agreements. We negotiated renewals of two of our collective agreements in 2014 and expect to negotiate renewals of five of our collective agreements in 2015. See Risk Factors in Part I, Item 1A.
REGULATORY MATTERS
Government Contract Security Restrictions
Certain programs with the U.S. Government that are prohibited by the customer from being publicly discussed are generally referred to as “restricted” in this Form 10-K. The consolidated financial statements and financial information in this Form 10-K reflect the operating results of our entire company, including restricted programs, under accounting principles generally accepted in the United States of America (GAAP).
Contracts
We generate the majority of our business from long-term contracts with the U.S. Government for development, production and support activities. Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. Government under the requirements of the Federal Acquisition Regulation (FAR) and U.S. Government Cost Accounting Standards (CAS) regulations. Examples of costs incurred by us and not billed to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, lobbying costs, certain legal costs, charitable donations, advertising costs, interest expense and unallowable employee compensation and benefit costs.

NORTHROP GRUMMAN CORPORATION

Our long-term contracts typically fall into one of two broad categories:
Cost-type contracts – Cost-type contracts include cost plus fixed fee, award fee and incentive fee contracts. Cost-type contracts provide for reimbursement of the contractor’s allowable costs incurred plus a fee. Cost-type contracts generally require that the contractor use its best efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fees on cost-type contracts can be fixed in terms of dollar value or percentage of costs. Award and incentive fees are based on performance criteria such as cost, schedule, quality and technical performance. Award fees are determined and earned based on customer evaluation of the company's performance against negotiated criteria, and are intended to provide motivation for excellence in contract performance. Incentive fees that are based on cost provide for an initially negotiated fee to be adjusted later, typically using a formula to measure performance against the associated criteria, based on the relationship of total allowable costs to total target costs. Award and incentive fees that can reasonably be estimated and are deemed reasonably assured are recorded over the performance period of the contract.
Fixed-price contracts – A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is a pre-determined, negotiated amount and not generally subject to adjustment regardless of costs incurred by the contractor, absent changes in scope by the customer. Certain fixed-price incentive fee contracts provide for reimbursement of the contractor’s allowable costs plus a fee up to a ceiling amount, typically through a cost-sharing ratio that affects profitability. These types of fixed-price incentive fee contracts effectively become firm fixed-price contracts once the cost-share ceiling is reached. Time-and-materials contracts are considered fixed-price contracts as they specify a fixed hourly rate for each labor hour charged.
See Note 1 to our consolidated financial statements in Part II, Item 8 and Risk Factors in Part I, Item 1A.
The following table summarizes sales for the year ended December 31, 2014, recognized by contract type and customer:

($ in millions)	U.S. Government	Other Customers(1)	Total	Percent of Total
Cost-type contracts	$11,691	$506	$12,197	51%
Fixed-price contracts	8,394	3,388	11,782	49%
Total sales	$20,085	$3,894	$23,979	100%

(1)	Other customer sales include foreign military sales.
Profit margins may vary materially depending on, among other things, negotiated contract fee arrangements, achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is determined.
We monitor our policies and procedures with respect to our contracts on a regular basis to enhance consistent application under similar terms and conditions, as well as compliance with applicable government regulations and laws. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency.
Environmental
Our manufacturing operations are subject to and affected by federal, state, local and foreign laws and regulations relating to the protection of the environment. In 2010, we established goals for the reduction of water use and solid waste through implementation of best management practices; those goals were achieved as of December 31, 2014. In addition, after achieving the greenhouse gas (GHG) reduction goals established by the company in 2009, we announced in 2014 our commitment to reduce GHG emissions by 2020 from our 2010 GHG emissions level.
We have incurred and expect to continue to incur capital and operating costs to comply with applicable environmental laws and regulations and to achieve our environmental sustainability commitments. See Risk Factors in Part I, Item 1A; Note 1 and Note 11 to the consolidated financial statements in Part II, Item 8.
EXECUTIVE OFFICERS
See Part III, Item 10, for information about our executive officers.
AVAILABLE INFORMATION
Our principal executive offices are located at 2980 Fairview Park Drive, Falls Church, Virginia 22042. Our telephone number is (703) 280-2900 and our home page on the Internet is www.northropgrumman.com.

NORTHROP GRUMMAN CORPORATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission (SEC). You can learn more about us by reviewing our SEC filings on the investor relations page of our website.
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

Our primary customer is the U.S. Government, from which we derived approximately 85 percent of our total sales during each of the past several years. The U.S. Government is implementing significant reductions in government spending and other significant program changes. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in priorities due to changes in defense spending levels, military strategy and planning and/or changes in social-political priorities.
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
The U.S. Government also has the ability to stop work under a contract for a limited period of time for its convenience. It is possible that the U.S. Government could invoke this ability across a limited or broad number of contracts. In the event of a stop work order, contractors are typically protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract. However, such temporary stoppages and delays could introduce inefficiencies and result in financial and other damages for which we may not be able to negotiate full recovery from the U.S. Government. They could also ultimately result in termination for convenience or reduced future orders.
A significant shift in government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪
Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are

NORTHROP GRUMMAN CORPORATION

committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions, as applicable. Plans adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget, sequestration, the appropriations process, and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event government funding for our significant programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such programs may be terminated or adjusted by the U.S. Government or the prime contractor.
The statutory limit on the amount of permissible federal debt (the debt ceiling) was suspended until March 15, 2015. If the existing debt ceiling is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. An extended debt ceiling breach could negatively affect the U.S. Government's timely payment of our billings, resulting in delayed cash collection, and have significant consequences for our company, our employees, our suppliers and the defense industry.
The budget environment, including sequestration as currently mandated, and uncertainty surrounding the appropriations processes, remain significant long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold and what challenges budget reductions will present for the defense industry. We believe continued budget pressures will have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Members of Congress continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term implications for our company and the entire defense industry.
Long term funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, budget cuts could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the Department of Defense (DoD) has indicated are areas of focus for future defense spending, the long-term impact of the Budget Control Act, other defense spending cuts, and the ongoing fiscal debates remain uncertain.
Significant delays or reductions in appropriations, an extended debt ceiling breach, and/or future budget and program decisions may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	We are subject to various investigations, claims and litigation that could ultimately be resolved against us.
The size, nature and complexity of our business make us susceptible to investigations, claims, and litigation, particularly those involving governments. We are and may become subject to investigations, claims and administrative, civil or criminal litigation globally and across a broad array of matters, including, but not limited to, government contracts, false claims, products liability, fraud, environmental, intellectual property, tax, export/import, labor, health and safety, employee benefits and improper payments. These matters could divert financial and management resources and result in fines, penalties, compensatory, treble or other damages or non-monetary relief. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of our reliance on government contracts and export authorizations. An investigation, claim or litigation, even if fully indemnified or insured, could also negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. Investigations, claims or litigation could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

NORTHROP GRUMMAN CORPORATION

Our international business is subject to both U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export controls, technology transfer restrictions, repatriation of earnings, data privacy and protection, investment, exchange controls, the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws, the anti-boycott provisions of the U.S. Export Administration Act, labor and employment, taxes, security restrictions and intellectual property. Failure by us, our employees, or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension or debarment from government contracts or suspension of our export privileges.
Changes in regulations, political leadership and environment, or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets. Our international business may also be impacted by changes in foreign national priorities and government budgets, as well as global economic conditions and fluctuations in foreign currency exchange rates. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for significant penalties if we fail to meet such requirements.
The services and products we provide internationally, including those provided by subcontractors, are sometimes in countries with unstable governments and/or developing legal systems, in areas of military conflict or at military installations. This increases the risk of political dynamics or an incident resulting in harm or loss of life to our employees, subcontractors or other third parties, or in loss of property or damage to our products. It also exposes the company to additional financial, contractual and legal risks. Accidents or incidents that occur in connection with our international operations could also result in negative publicity, which could adversely affect our reputation and make it more difficult for us to compete for future contracts or attract and retain employees or result in the loss of existing and future contracts.
The occurrence and impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents, business partners or joint ventures in which we participate.
We have implemented extensive policies, procedures, training and other compliance controls to prevent misconduct by employees, agents or others working on our behalf or with us that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition and data privacy. However, we cannot ensure that we will prevent all such misconduct committed by our employees, agents, subcontractors or others working on our behalf or with us, and this risk of improper conduct may increase as we expand globally. In addition, in the ordinary course of our business we form and are members of joint ventures, some of which we do not control. We may be unable to prevent misconduct or other violations of applicable laws by these joint ventures. Improper actions by our employees, agents, business partners or joint ventures could subject us to administrative, civil or criminal investigations and monetary and non-monetary penalties, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	We use estimates when accounting for contracts. Contract cost growth or changes in estimated contract revenues and costs could affect our profitability and our overall financial position.
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
Our operating income can be adversely affected when we experience increased contract costs. Reasons for contract cost growth may include: design issues; the nature and complexity of the work to be performed, including technical or quality issues; production challenges, including those resulting from the availability and timeliness of customer funding, unavailability or reduced productivity of labor or the effect of any delays in performance; the availability, performance, quality or financial strength of significant subcontractors; supplier issues, including the costs, timeliness and availability of materials and components; the effect of any changes in laws or regulations; actions deemed necessary for long-term customer satisfaction; and natural disasters or environmental matters.

NORTHROP GRUMMAN CORPORATION

Our risk varies with the type of contract. Due to their nature, fixed-price contracts inherently tend to have more risk than cost type contracts. In 2014, approximately half of our sales were derived from fixed-price contracts. We typically enter into fixed-price contracts where costs can be more reasonably estimated based on experience. In addition, our contracts contain provisions relating to cost controls and audit rights. If the terms specified in our contracts are not met, our profitability may be reduced and we may incur a loss. Fixed-price development work comprises a small portion of our fixed-price contracts. This type of work is inherently more uncertain as to future events than production contracts, and, as a result, there is typically more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are typically reduced. While management uses its best judgment to estimate costs associated with fixed-price development contracts, future events could result in either upward or downward adjustments to those estimates. Under cost type contracts, allowable costs incurred by the contractor are generally subject to reimbursement plus a fee. We often enter into cost type contracts for development programs with complex design and technical challenges. These cost type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods or towards the end of the contract. In these cases, the associated financial risks are primarily in recognizing profit, which ultimately may not be earned, or program cancellation if cost, schedule, or technical performance issues arise.
Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect upon the profitability of one or more of the affected contracts and on our overall financial position, results of operations and/or cash flows. See Critical Accounting Policies, Estimates and Judgments in Part II, Item 7.

▪	Our business could be negatively impacted by cyber and other security threats or disruptions.
As a defense contractor, we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Our customers, suppliers and subcontractors face similar threats. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure or products, and/or damage to our reputation as well as our or our suppliers’ or subcontractors’ ability to perform on our contracts.
Cyber threats are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information (ours or that of our customers or partners), and corruption of data, networks or systems. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.
We provide cyber and information technology systems, products and services to various customers (government and commercial) who also face cyber threats. Our systems, products and services may themselves be subject to cyber threats and/or they may not be able to detect or deter threats, or effectively to mitigate resulting losses. These losses could adversely affect our customers and our company.
The impact of these factors is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, regulatory actions and potential liability, any one of which could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪
Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions, future investment performance of plan assets and legislative or other regulatory actions.

A substantial portion of our current and retired employee population is covered by pension and other post-retirement benefit plans, the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit plan assets, discount rates for future payment obligations, mortality assumptions, rates of future cost growth

NORTHROP GRUMMAN CORPORATION

and trends for future costs. In addition, funding requirements for benefit obligations of our pension and other post-retirement benefit plans are subject to legislative and other government regulatory actions.
Recently, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, we modified the mortality assumptions used in determining our FAS (GAAP Financial Accounting Standards) pension and post-retirement benefit obligations as of December 31, 2014, which will have a related impact on our annual FAS benefit expense in future years. We also updated the mortality assumptions used in determining our future CAS benefit expense. We expect the adoption of new mortality assumptions for purposes of funding our plans will likely trail the adoption for both FAS and CAS purposes. The new mortality assumptions may result in additional funding requirements dependent upon the funded status of our plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.
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
Changes in estimates and assumptions associated with our pension and other post-retirement benefit plans could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	Our earnings and profitability depend, in part, on subcontractor performance and financial viability as well as raw material and component availability and pricing.
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
Our ability to perform our obligations on time could be adversely affected if one or more of our subcontractors or suppliers were unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely and cost-effective manner. Changes in economic conditions, including changes in defense budgets or credit availability, could adversely affect the financial stability of our subcontractors and suppliers and/or their ability to perform. The inability of our suppliers to perform could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other supplemental means to support our existing suppliers.
In connection with our U.S. Government contracts, we are required to procure certain materials, components and parts from supply sources approved by the customer. In some cases, there may be only one supplier for certain components. If a sole source supplier cannot meet our needs, we may be unable to find a suitable alternative. Consistent with the industry’s efforts, our procurement practices are intended to reduce the likelihood of our procurement of counterfeit or unauthorized parts or materials. In some circumstances, we must rely on certifications from our subcontractors and suppliers regarding their compliance with applicable laws and regulations regarding the parts or materials we procure.
If certifications received from our subcontractors or suppliers are inaccurate, if we are unable to procure or experience significant delays in supply deliveries of needed materials, components, intellectual property or parts, or if what we receive is counterfeit or otherwise improper, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	Competition within our markets and an increase in bid protests may affect our ability to win new contracts and result in reduced revenues and market share.
We operate in highly competitive markets and our competitors may have more extensive or specialized engineering, manufacturing, marketing capabilities or financial capacity or be willing to accept more risk or lower profitability in competing for contracts. We have seen, and anticipate we will continue to see, increased competition in some of our core markets, especially as a result of the reduction in budgets for many U.S. Government agencies and our customer’s continued focus on affordability and competition. We are facing increasing competition in our domestic and international markets from U.S., foreign and multinational firms. Additionally, some customers, including the

NORTHROP GRUMMAN CORPORATION

DoD, may turn to commercial contractors, rather than traditional defense contractors, for some products and services, or may utilize small business contractors or determine to source work internally rather than hiring a contractor.
We also are seeing an increasing number of bid protests from unsuccessful bidders on new program awards. Bid protests could result in contract modifications or the award decision being reversed and loss of the contract award. Even where a bid protest does not result in the loss of an award, the resolution can extend the time until the contract activity can begin, and delay earnings.
If we are unable to continue to compete successfully against our current or future competitors, or prevail in a protest, we may experience declines in future revenues and market share, which could, over time, have a material adverse effect on our financial position, results of operations and/or cash flows.

▪
As a U.S. Government contractor, we are subject to various procurement and other laws and regulations applicable to our industry and we could be adversely affected by changes in such laws and regulations or any negative findings by the U.S. Government as to our compliance with them.

U.S. Government contractors must comply with many significant procurement regulations and other specific legal requirements. These regulations and other requirements, although customary in government contracts, increase our performance and compliance costs and risks and are regularly evolving. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to limits on recovery of employee compensation costs, counterfeit parts, specialty metals and conflict minerals), can significantly increase our costs and risks and reduce our profitability.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, such as the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and the DoD Inspector General. These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of our systems and processes in meeting government requirements. Costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions, forfeiture of profits or suspension or debarment. Whether or not illegal activities are alleged, the U.S. Government has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate, with significant financial impact. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, recovery of costs and a reprioritization of available defense funds to key areas for future defense spending. As a result of certain of these initiatives, we have experienced and may continue to experience an increased number of audits and/or a lengthened period of time required to close open audits. More recently, the thresholds for certain allowable costs, including compensation costs, have been significantly reduced; others are being challenged, debated and, in certain cases, modified, all with potentially significant financial costs to the company. In connection with these cost reduction initiatives, the U.S. Government is also pursuing alternatives to shift additional responsibility and performance risks to the contractor.
We also are subject to and expected to perform in compliance with a vast array of federal laws, including but not limited to the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, CAS, FAR, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the FCPA. If we are found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export privileges; the assessment of penalties, fines, or compensatory, treble or other damages; or suspension or debarment.
If we do not comply with the laws, regulations and processes to which we are subject or if business practices change significantly, including with respect to the thresholds for allowable costs, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	Our business is subject to disruption caused by natural and/or environmental disasters that could adversely affect our profitability and our overall financial position.
We have significant operations located in regions that may be exposed to earthquakes, damaging storms and other natural disasters. Our business also may be subject to environmental disasters. Our subcontractors and suppliers are also subject to natural and environmental disasters that could affect their ability to deliver or perform under a

NORTHROP GRUMMAN CORPORATION

contract. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant.
Natural and environmental disasters could also disrupt our and our subcontractors’ and suppliers’ workforce, electrical and other power distribution networks, including computer and internet operation and accessibility, and the critical industrial infrastructure needed for normal business operations.
If insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs or if we experience a significant disruption to our business due to a natural or environmental disaster, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪
Our insurance coverage, customer indemnifications or other liability protections may be inadequate to cover all of our significant risks or our insurers may deny coverage of or be unable to pay for material losses we incur, which could adversely affect our profitability and overall financial position.

We endeavor to obtain insurance agreements from financially solid, highly rated counterparties in established markets to cover significant risks and liabilities (including, for example, natural disasters and product liability). Not every risk or liability can be insured, and, for risks that are insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us. Disputes with insurance carriers over policy terms or the insolvency of one or more of our insurers may significantly affect the amount or timing of cash flows and, if litigation over coverage terms with the insurer becomes necessary, an outcome unfavorable to us may adversely affect us.
In some circumstances we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations or otherwise. However, these protections are not always available, are typically subject to certain terms or limitations and may not be sufficient to cover all losses or liabilities incurred.
If available insurance coverage, customer indemnifications and/or other legal protections are not sufficient to cover our risks or losses, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	We provide products and services related to nuclear operations, which subjects us to various environmental, regulatory, financial and other risks.
We provide products and services used in nuclear-related activities (including nuclear-powered platforms) and support nuclear-related operations of third parties. This subjects us to various extraordinary risks, including potential liabilities relating to nuclear-related incidents and the harmful effects on the environment and human health that may result from such nuclear-related activities, operations or incidents, as well as the storage, handling and disposal of radioactive materials. We may be subject to reputational harm and potential liabilities arising out of a nuclear incident, whether or not the cause was within our control. Under some circumstances, the U.S. Government and prime contractors provide for certain indemnification and other protection under certain of our government related contracts, including pursuant to, or in connection with, Public Law 85-804, the Price-Anderson Nuclear Industries Indemnity Act and the Terrorism Risk Insurance Reauthorization Act, for certain nuclear-related risks. If there was a nuclear incident or other nuclear-related damages, and that indemnification or other protection was not available to cover our losses and liabilities, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪
Changes in future business conditions could cause business investments and/or recorded goodwill and other long-lived assets to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

Goodwill accounts for approximately half of our total assets. Market-based inputs to the calculations in the impairment test, such as weighted average cost of capital and terminal value (based on market comparisons) could change significantly from our current assumptions. Additionally, the carrying values of our reporting units are significantly influenced by a number of factors, particularly the discount rate used to determine our net pension liability. We continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets. Significant write-offs of goodwill or other long-lived assets could have a material adverse effect on our financial condition and/or results of operations.

NORTHROP GRUMMAN CORPORATION

▪
Our future success depends, in part, on our ability to develop new products and new technologies and maintain technologies, facilities, equipment and a qualified workforce to win new competitions and meet the needs of our customers.

Many of the markets in which we operate are characterized by rapidly changing technologies. The product, program and service needs of our customers change and evolve regularly. Our success in the competitive defense industry depends upon our ability to develop technologically advanced and innovative products and services and market these products and services to our customers. Our success also depends on our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. If we fail to maintain our competitive position, we could lose a significant amount of future business to our competitors, which would negatively impact our ability to generate favorable financial results and maintain market share.
Our operating results are heavily dependent upon our ability to attract and retain sufficient personnel with requisite skills and/or security clearances. If qualified personnel become scarce or difficult to attract or retain in our industry for geographic, compensation-related or other reasons, we could experience higher labor, recruiting or training costs in order to attract and retain necessary employees. Failure to maintain a qualified workforce would result in significant difficulty in performing under our contracts.
Certain of our employees are covered by collective agreements. We generally have been able to renegotiate renewals to expiring agreements without significant disruption of operating activities. If we experience difficulties with renewals and renegotiations of existing collective agreements or if our employees pursue new collective representation, we could incur additional expenses and may be subject to work stoppages. Any such expenses or delays could adversely affect our programs served by employees who are covered by such agreements or representation.
If we are unable to develop new products and technologies or attract and retain a qualified workforce, we may be unable to maintain our competitive position and our future success could be adversely affected.

▪
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery, or system failures, as a result of issues with respect to design, technology, intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting requirements and create significant risk.
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue and profitability include loss on launch of spacecraft, loss of aviation platforms, premature failure of products that cannot be accessed for repair or replacement, problems with design, quality and workmanship, country of origin of procured materials, delivery of subcontractor components or services and degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profitability could be inaccurate cost estimates, design issues, human factors, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received.
Certain contracts, primarily involving space satellite systems, contain provisions that entitle the customer to recover fees in the event of failure of the system upon launch or subsequent deployment for less than a specified period of time. Under such terms, we could be required to forfeit fees previously recognized and/or collected.
If we are unable to meet our performance obligations due to issues regarding the design, development or manufacture of our products or services, or we experience launch, platform or satellite system failures, it could have an adverse impact on our current and future business.

NORTHROP GRUMMAN CORPORATION

▪	Unforeseen environmental costs could have an adverse effect on our financial position, results of operations and/or cash flows.
Our operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns and other actions. Compliance with current and future environmental laws and regulations currently requires, and is expected to continue to require, significant operating and capital costs. We may be required to incur additional costs in excess of those anticipated as a result of, among other things, new laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts or sanctions or penalties or a determination that certain environmental costs are unallowable. In addition, if other identified responsible parties are insolvent or otherwise unable to pay their share of such costs, we may be required to incur additional costs in excess of those anticipated.
Environmental laws and regulations provide for substantial fines and criminal sanctions for violations. These laws and regulations may limit our operations or require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or decrease the likelihood of accidental hazardous substance releases. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to the cleanup of pollutants previously released into the environment. In addition, if we were found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the Environmental Protection Agency (EPA) on a list maintained by the General Services Administration of facilities that generally cannot be used in performing on U.S. Government contracts until the violation is corrected.
The impact of these factors is difficult to predict, but one or more of them could have an adverse effect on our financial position, results of operations and/or cash flows.

▪	We may be unable adequately to protect our intellectual property rights, which could affect our ability to compete.
We own many U.S. and foreign patents, trademarks, copyrights, and other forms of intellectual property, and we license certain intellectual property rights to and from third parties. The U.S. Government generally holds licenses to certain intellectual property that we develop in performance of government contracts, and it may use or authorize others to use certain such intellectual property, typically for government purposes. More recently, we believe the U.S. Government has asserted or sought to obtain more extensive rights in intellectual property. The U.S. Government's efforts could result in a decrease in our ability to control the use of certain of our intellectual property rights in a government contracting environment. Our intellectual property is also subject to challenge, invalidation, misappropriation or circumvention by third parties.
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
If we are unable adequately to control or protect our intellectual property rights against claims by the U.S. Government or others, or otherwise procure necessary intellectual property, it could have an adverse effect on our financial position, results of operations and/or cash flows.

▪	Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our profitability and cash flow.
We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable domestic or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. For example, a change in the U.S. corporate tax rate would

NORTHROP GRUMMAN CORPORATION

result in a remeasurement of our net deferred tax assets through the income tax provision because our deferred tax assets are measured at the current statutory tax rate. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Changes in our tax provision or an increase in our tax liabilities, whether due to changes in applicable law and regulations, the interpretation or application thereof, changes in the tax rate or a final determination of tax audits or litigation, could have an adverse effect on our financial position, results of operations and/or cash flows.

▪	The spin-off of our former Shipbuilding business may expose us to potential claims, liabilities and reputational harm.
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
In connection with the spin-off transaction, we received a letter ruling from the IRS and an opinion of counsel confirming that we and our shareholders would not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the merger, the internal reorganization or the distribution, except that our shareholders who received cash in lieu of fractional shares would recognize gain or loss with respect to such cash. Nevertheless, if the merger, the internal reorganization or the distribution were ultimately determined to be taxable for U.S. federal income tax purposes, we and our shareholders could be subject to additional income tax liabilities.
The impact of these factors is difficult to predict, but one or more of them could cause reputational harm and could have an adverse effect on our financial position, results of operations and/or cash flows.
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

NORTHROP GRUMMAN CORPORATION

Item 2. Properties
At December 31, 2014, we had approximately 34 million square feet of floor space at 485 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses. At December 31, 2014, we leased to third parties approximately 350,000 square feet of our owned and leased facilities, and had vacant floor space of approximately 1 million square feet.
At December 31, 2014, we had major operations at the following locations:
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
TECHNICAL SERVICES
Sierra Vista, AZ; Warner Robins, GA; Lake Charles, LA; Hill Air Force Base, UT; and Herndon, VA.
CORPORATE
Falls Church and Lebanon, VA and Irving, TX.
The following is a summary of our floor space at December 31, 2014:

Square feet (in thousands)	Owned	Leased	U.S. Government Owned/Leased	Total
Aerospace Systems	6,335	5,629	1,930	13,894
Electronic Systems	8,224	2,380	—	10,604
Information Systems	658	5,868	—	6,526
Technical Services	145	1,841	1	1,987
Corporate	657	596	—	1,253
Total	16,019	16,314	1,931	34,264
We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
Item 3. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Note 10 to the consolidated financial statements in Part II, Item 8.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of our reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in Note 10 to the consolidated financial statements, we do not believe that the outcome of any matter currently pending against the company is likely to have a material adverse effect on the company's consolidated financial position as of December 31, 2014, its annual results of operations and/or cash flows. For further information on the risks we face

NORTHROP GRUMMAN CORPORATION

from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A.
Item 4. Mine Safety Disclosures
No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK
We have 800,000,000 shares authorized at a $1 par value per share, of which 198,930,240 shares and 217,599,230 shares were outstanding as of December 31, 2014 and 2013, respectively.
PREFERRED STOCK
We have 10,000,000 shares authorized at a $1 par value per share, of which no shares were issued and outstanding as of December 31, 2014 and 2013.
MARKET INFORMATION
Our common stock is listed on the New York Stock Exchange and trades under the symbol NOC.
The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions.

	2014	2013
January to March	$109.17 to $125.37	$64.20 to $70.21
April to June	116.11 to 126.00	69.13 to 84.34
July to September	118.23 to 134.24	81.74 to 99.10
October to December	118.24 to 153.19	92.51 to 116.19
HOLDERS
The approximate number of common stockholders was 26,699 as of January 29, 2015.
DIVIDENDS
Quarterly dividends per common share for the most recent two years are as follows:

	2014	2013
January to March	$0.61	$0.55
April to June	0.70	0.61
July to September	0.70	0.61
October to December	0.70	0.61
Total	$2.71	$2.38

NORTHROP GRUMMAN CORPORATION

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFLIATED PURCHASERS
The table below summarizes our repurchases of common stock during the three months ended December 31, 2014:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
October	1,960,600	$125.94	1,960,600	$799
November	1,230,310	136.40	1,230,310	632
December	1,266,013	145.55	1,266,013	3,447
Total	4,456,923	$134.40	4,456,923	$3,447

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock ("2013 Repurchase Program"). Repurchases under the 2013 Repurchase Program commenced in September 2013. As of December 31, 2014, repurchases under the 2013 Repurchase Program totaled $3.6 billion; $447 million remained under this share repurchase authorization. By its terms, the 2013 Repurchase Program will expire when we have used all authorized funds for repurchases. On December 4, 2014, the company's board of directors authorized a new share repurchase program of up to an additional $3.0 billion of the company's common stock ("2014 Repurchase Program"). By its terms, repurchases under the 2014 Repurchase Program will commence upon completion of the 2013 Repurchase Program and will expire when we have used all authorized funds for repurchases.

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

NORTHROP GRUMMAN CORPORATION

STOCK PERFORMANCE GRAPH
Comparison of Cumulative Five Year Total Return
Among Northrop Grumman Corporation, the S&P 500 Index,
and the S&P Aerospace & Defense Index

(1)	Assumes $100 invested at the close of business on December 31, 2009, in Northrop Grumman Corporation common stock, Standard & Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.

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

(5)
This graph is not deemed to be "filed" with the U.S. Securities and Exchange Commission (SEC) or subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For a description of securities authorized under our equity compensation plans, see Note 13 to our consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 6. Selected Financial Data
The data presented in the following table is derived from the audited consolidated financial statements and other information. 2011 and 2010 data is adjusted to reflect the effects of discontinued operations.
SELECTED FINANCIAL DATA

	Year Ended December 31
$ in millions, except per share amounts	2014	2013	2012	2011	2010
Sales
U.S. Government	$20,085	$21,278	$22,268	$23,432	$25,061
Other customers(1)	3,894	3,383	2,950	2,980	3,082
Total sales	23,979	24,661	25,218	26,412	28,143
Operating income	3,196	3,123	3,130	3,276	2,827
Earnings from continuing operations	2,069	1,952	1,978	2,086	1,904
Basic earnings per share, from continuing operations	$9.91	$8.50	$7.96	$7.54	$6.41
Diluted earnings per share, from continuing operations	9.75	8.35	7.81	7.41	6.32
Cash dividends declared per common share	2.71	2.38	2.15	1.97	1.84
Year-End Financial Position
Total assets	$26,572	$26,381	$26,543	$25,411	$31,410
Notes payable to banks and long-term debt	5,928	5,930	3,935	3,948	4,724
Other long-term obligations(2)	7,520	4,018	7,043	5,005	4,007
Financial Metrics
Net cash provided by continuing operations	$2,593	$2,483	$2,640	$2,347	$2,056
Free cash flow from continuing operations(3)	2,032	2,119	2,309	1,855	1,471
Other Information
Company-sponsored research and development expenses	$569	$507	$520	$543	$580
Total backlog	38,199	37,033	40,809	39,515	46,842
Square footage at year-end (in thousands)	34,264	34,500	35,053	37,397	38,218
Number of employees at year-end	64,300	65,300	68,100	72,500	79,600

(1)	Other customer sales include foreign military sales.

(2)
Other long-term obligations include pension and other post-retirement benefit plan liabilities, deferred compensation, unrecognized tax benefits, environmental liabilities and other long-term obligations.

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
Political and Economic Environment
The U.S. Government continues to face substantial fiscal and economic challenges, which affect funding for its discretionary and non-discretionary budgets. Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets by at least $487 billion over a ten year period. Part II mandated substantial additional reductions, through a process known as “sequestration,” which took effect in March 2013.
In December 2013, Congress passed the National Defense Authorization Act (NDAA). Congress also passed, and the President signed into law, the Bipartisan Budget Act of 2013, which set discretionary spending levels for fiscal year (FY) 2014 and FY 2015. The legislation provided for additional budget funding of approximately $63 billion over FY 2014 and FY 2015. The additional funding alleviated some budget cuts that would otherwise have been instituted through sequestration in FY 2014 and FY 2015.
In February 2014, the President signed into law the Temporary Debt Limit Extension Act, suspending the statutory limit on the amount of permissible federal debt (the debt ceiling) until March 15, 2015. If the existing debt ceiling is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. An extended debt ceiling breach could negatively affect the U.S. Government's timely payment of our billings, resulting in delayed cash collection, and have significant consequences for our company, our employees, our suppliers and the defense industry.
In March 2014, the DoD released its Quadrennial Defense Review (QDR), a congressionally-mandated report that discusses the DoD’s long-term strategies and priorities. The QDR recommends spending above the sequester levels and identifies potential impacts if sequester caps are imposed again in 2016. In July 2014, the National Defense Panel, a bi-partisan group of senior civilians and military officers appointed by Congress to review the QDR, recommended repealing the 2011 Budget Control Act and returning to higher defense funding levels. It is unclear whether or how the results of these strategic reviews could impact future budget plans.
In December 2014, Congress passed and the President signed into law the Consolidated and Further Appropriations Act of 2015, providing for federal spending levels for FY 2015 consistent with the Bipartisan Budget Act of 2013.
The Administration is currently preparing its FY 2016 budget request, which is expected to be submitted to Congress in the first calendar quarter of 2015. Congressional authorization and appropriation of defense and other spending for FY 2016 and beyond (including whether by appropriations bills or continuing resolutions) and the application of sequestration remain marked by significant debate and an uncertain schedule. Congress and the Administration also continue to debate the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on defense spending broadly and the company's programs in particular.
The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold and what challenges budget reductions will present for the defense industry. We believe continued budget pressures will have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Members of Congress continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on our company and the entire defense industry.
We believe spending on recapitalization, modernization and maintenance of defense, intelligence, and homeland security assets will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems, along with advanced electronics and software to enhance the capabilities of existing individual systems and provide real-time integration of surveillance, information management, strike and battle management platforms. We expect significant new competitive opportunities to include long range strike, missile defense, command and control, network communications, enhanced situational awareness, satellite systems, restricted programs, cyber, technical services and information technology, as well as numerous homeland security programs.
The company believes it has additional international opportunities (direct and foreign military sales), beyond those realized today, to sell its products and services outside the U.S. market, particularly in the domains of unmanned systems, cyber, C4ISR, logistics and manned military aircraft. The Administration has been addressing and supporting export control reforms that could enhance our ability to take advantage of these opportunities. The

NORTHROP GRUMMAN CORPORATION

company is dedicating additional resources to expanding its international sales with emphases on Australia, the Middle East, Asia and Europe. To the extent these efforts are successful, increases in international awards, sales, profits and cash flows may offset, or partially offset, potential declines resulting from the U.S. political and economic environment described above.
For further information on the risks we face from the current political and economic environment, see Risk Factors in Part I, Item 1A.
Operating Performance Assessment
We manage and assess our business based on our performance on contracts and programs (typically two or more closely-related contracts). Sales from our portfolio of long-term contracts are primarily recognized using the cost-to-cost method of percentage of completion accounting, but in some cases the units-of-delivery method of percentage of completion accounting is utilized. As a result, sales tend to fluctuate in concert with costs incurred across our large portfolio of contracts. Due to Federal Acquisition Regulation (FAR) rules that govern our U.S Government business and related Cost Accounting Standards (CAS), most types of costs are allocable to U.S. Government contracts, and we do not focus on individual cost groupings (such as manufacturing, engineering and design labor costs, subcontractor costs, material costs, overhead costs and general and administrative costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.
In evaluating our operating performance, we look primarily at changes in sales and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion below of results of operations first focuses on our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, deliveries or other indicators of sales activity, and contract mix. For purposes of this discussion, volume generally refers to increases or decreases in sales or cost from production/service activity levels or delivery rates. Performance generally refers to changes in contract operating margin rates for the period, as well as the continuing effect of prior cumulative catch-up adjustments. Both are primarily related to the changes in estimates referred to above.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Year Ended December 31
$ in millions, except per share amounts	2014	2013	2012
Sales	$23,979	$24,661	$25,218
Operating costs and expenses	20,783	21,538	22,088
Operating income	3,196	3,123	3,130
Operating margin rate	13.3%	12.7%	12.4%
Federal and foreign income tax expense	$868	$911	$987
Effective income tax rate	29.6%	31.8%	33.3%
Net earnings	$2,069	$1,952	$1,978
Diluted earnings per share	$9.75	$8.35	$7.81
Net cash provided by operating activities	$2,593	$2,483	$2,640
Sales
Sales for 2014 decreased $682 million, or 3 percent, as compared with 2013. Sales for 2013 decreased $557 million, or 2 percent, as compared with 2012.

NORTHROP GRUMMAN CORPORATION

The table below shows the variances in segment sales from the respective prior years:

	Variance from Prior Year
$ in millions	2014		2013
Aerospace Systems	$(17)	0%	$37	0%
Electronic Systems	(198)	(3%)	199	3%
Information Systems	(374)	(6%)	(760)	(10%)
Technical Services	(44)	(2%)	(176)	(6%)
Intersegment sales elimination	(49)	3%	143	(7%)
Total sales variance	$(682)	(3%)	$(557)	(2%)
For further information by segment refer to Segment Operating Results below, and for product and service detail, refer to the Product and Service Analysis section that follows Segment Operating Results.
Operating Costs and Expenses
Operating costs and expenses primarily comprise labor, material, subcontractor and overhead costs, and are generally allocated to contracts as incurred. In accordance with industry practice and the regulations that govern cost accounting requirements for government contracts, most general management and corporate expenses incurred at the segment and corporate locations are considered allowable and allocable costs. Allowable and allocable general and administrative costs are allocated on a systematic basis to contracts in progress.
Operating costs and expenses comprise the following:

	Year Ended December 31
$ in millions	2014	2013	2012
Product Costs	$10,431	$10,623	$10,415
Service Costs	7,947	8,659	9,223
General and administrative expenses	2,405	2,256	2,450
Operating costs and expenses	$20,783	$21,538	$22,088
2014 – Product costs as a percentage of product sales for 2014 were 74.4 percent, as compared to 75.7 percent during 2013. The decrease is mainly due to the settlements described in the Segment Operating Results section below, and the continuing benefit of higher margin rates resulting from previous net favorable adjustments. Service costs as a percentage of service sales for 2014 were 79.8 percent, as compared to 81.5 percent during 2013. The decrease was mainly due to improved performance across a number of service programs at Information Systems and the continuing benefit of higher margin rates resulting from previous net favorable adjustments at Aerospace Systems.
2013 – Product costs as a percentage of product sales for 2013 were 75.7 percent, as compared to 75.3 percent during 2012; the increase is primarily due to lower product operating margins in newly awarded programs at Information Systems. Service costs as a percentage of service sales for 2013 were 81.5 percent, as compared to 81.0 percent during 2012; the increase is primarily due to lower service operating margins at Aerospace Systems and Information Systems.
For further information regarding product and service sales and costs, see the Product and Service Analysis section that follows Segment Operating Results.
2014 – General and administrative expenses as a percentage of total sales increased to 10.0 percent in 2014, from 9.1 percent in 2013. The increase largely reflects increased investment for future business.
2013 – General and administrative expenses as a percentage of total sales decreased to 9.1 percent in 2013, from 9.7 percent in 2012. The decrease reflects lower indirect costs principally related to cost reduction initiatives at Information Systems, as well as lower bid and proposal expenses.

NORTHROP GRUMMAN CORPORATION

Operating Income
We define operating income as sales less operating costs and expenses, which includes general and administrative expenses. Changes in estimated contract operating margin at completion, resulting from changes in estimated sales, operating costs and expenses, are recorded using the cumulative catch-up method of accounting, which in aggregate can have a significant effect on our reported sales and operating income in each of our reporting periods. Cumulative catch-up adjustments are presented in the table below:

	Year Ended December 31
$ in millions	2014	2013	2012
Favorable adjustments	$922	$1,044	$1,270
Unfavorable adjustments	(258)	(291)	(285)
Net favorable adjustments	$664	$753	$985
Net cumulative catch-up adjustments by segment are presented in the table below:

	Year Ended December 31
$ in millions	2014	2013	2012
Aerospace Systems	$372	$394	$436
Electronic Systems	207	312	426
Information Systems	73	49	120
Technical Services	44	43	53
Eliminations	(32)	(45)	(50)
Net favorable adjustments	$664	$753	$985
Federal and Foreign Income Taxes
2014 – Our effective tax rate for 2014 was 29.6 percent, as compared with 31.8 percent in 2013. The company's lower effective tax rate for 2014 reflects a $51 million benefit for the partial resolution of its 2007-2009 Internal Revenue Service (IRS) examination.
2013 – Our effective tax rate for 2013 was 31.8 percent, as compared with 33.3 percent in 2012. The company's lower effective tax rate for 2013 includes a $37 million benefit for the American Taxpayer Relief Act, enacted in January 2013, which reinstated research tax credits for 2012 and 2013, and a $21 million benefit for higher section 199 manufacturing deductions than in prior year.
Net Earnings
2014 – Net earnings for 2014 increased by $117 million, or 6 percent, as compared with 2013. The higher earnings are primarily due to an increase in net FAS (GAAP Financial Accounting Standards)/CAS pension adjustment and the lower effective tax rate described above, which were partially offset by an increase in unallocated corporate expenses. For further information regarding net FAS/CAS pension adjustment and unallocated corporate expenses, see the Segment Operating Results section.
2013 – Net earnings for 2013 decreased $26 million, or 1 percent, as compared with 2012. The lower earnings reflect lower segment operating income, partially offset by the lower effective tax rate described above. For further information regarding segment operating income, see the Segment Operating Results section.
Diluted Earnings Per Share
2014 – Diluted earnings per share for 2014 increased by $1.40, or 17 percent, as compared with 2013. The increase reflects lower weighted-average shares outstanding resulting from shares repurchased in 2013 and 2014 and the higher net earnings discussed above.
2013 – Diluted earnings per share for 2013 increased by $0.54, or 7 percent, as compared with 2012. The increase principally reflects lower weighted-average shares outstanding resulting from shares repurchased in 2012 and 2013.
Net Cash Provided by Operating Activities
2014 – Net cash provided by operating activities for 2014 increased by $110 million, or 4 percent, as compared with 2013, principally due to a $500 million voluntary pre-tax pension contribution made in April 2013, partially offset by changes in trade working capital during 2014.

NORTHROP GRUMMAN CORPORATION

2013 – Net cash provided by operating activities for 2013 decreased by $157 million, or 6 percent, as compared with 2012, principally due to higher voluntary pension contributions in 2013, partially offset by changes in trade working capital. In 2013, we contributed $579 million to our pension plans, of which $500 million was voluntarily pre-funded, as compared with $367 million in 2012, of which $300 million was voluntarily pre-funded.
SEGMENT OPERATING RESULTS
Basis of Presentation
We are aligned in four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. This section discusses segment sales, operating income and operating margin rates. The reconciliation of segment sales to total sales is provided in Note 3 to the consolidated financial statements in Part II, Item 8. The reconciliation of segment operating income to total operating income, as well as discussion of the reconciling items, is provided in Note 3 to the consolidated financial statements in Part II, Item 8. For purposes of the discussion in this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate.
In 2014, the company acquired Qantas Defence Services Pty Limited (QDS), now called Northrop Grumman Integrated Defence Services Pty Limited (Northrop Grumman IDS) for a final purchase price of $85 million in cash. Northrop Grumman IDS provides integrated logistics, sustainment and modernization support primarily to Australian government and military customers. The fair value of the assets acquired and liabilities assumed and the results of operations of Northrop Grumman IDS are included in the Technical Services segment. These amounts were not material to the company's consolidated financial statements.
For a more complete description of each segment’s products and services, see the business descriptions in Part I, Item 1.
Segment Operating Income
Segment operating income, as reconciled below, is a non-GAAP measure and is used by management as an internal measure of financial performance for our operating segments. Segment operating income reflects total earnings from our four segments, including allocated pension expense recognized under CAS and excludes unallocated corporate items, including FAS pension expense.

	Year Ended December 31
$ in millions	2014	2013	2012
Segment operating income	$3,099	$3,080	$3,176
Segment operating margin rate	12.9%	12.5%	12.6%
2014 - Segment operating income for 2014 increased by $19 million, or 1 percent, as compared with 2013. The increase in segment operating income was principally due to a $75 million benefit realized in connection with agreements reached with the U.S. Government to settle certain claims relating to use of the company's intellectual property and a terminated program and a segment operating margin benefit of approximately $45 million as a result of lower 2014 CAS costs due to the Highway and Transportation Funding Act of 2014 (HATFA) legislation described below, which more than offset the impact of lower sales volume.
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

NORTHROP GRUMMAN CORPORATION

The table below reconciles segment operating income to total operating income by including the impact of net FAS/CAS pension adjustments, as well as certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or FAR:

	Year Ended December 31
$ in millions	2014	2013	2012
Segment operating income	$3,099	$3,080	$3,176
CAS pension expense	384	542	506
Less: FAS pension expense	(115)	(374)	(374)
Net FAS/CAS pension adjustment	269	168	132
Unallocated corporate expenses	(169)	(119)	(168)
Other	(3)	(6)	(10)
Total operating income	$3,196	$3,123	$3,130
Net FAS/CAS Pension Adjustment
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
2014 - The increase in net FAS/CAS pension adjustment is principally due to a reduction in FAS expense, largely due to the increase in our FAS discount rate assumptions as of December 31, 2013. The reduction in FAS expense was partially offset by lower CAS expense due to the passage of HATFA, which included provisions that reduce the amount of CAS expense charged to our contracts.
2013 - The increase in net FAS/CAS pension adjustment reflects an update for actual demographic experience as of January 1, 2013, which resulted in an increase to the company's 2013 CAS expense.
Unallocated Corporate Expenses
Unallocated corporate expenses generally include the portion of corporate expenses, other than FAS pension costs, not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses.
2014 - The increase in unallocated corporate expense for 2014, as compared to 2013, is primarily due to increases in year-over-year provisions for environmental matters.
2013 - The decrease in unallocated corporate expenses for 2013, as compared to 2012, is primarily due to lower year-over-year provisions for disallowed costs and litigation matters and the favorable settlement of overhead claims, partially offset by changes in deferred tax assets due to lower blended state income tax rates.
AEROSPACE SYSTEMS

	Year Ended December 31
$ in millions	2014	2013	2012
Sales	$9,997	$10,014	$9,977
Operating income	1,315	1,215	1,218
Operating margin rate	13.2%	12.1%	12.2%
2014 - Aerospace Systems sales for 2014 were comparable to 2013, and include the impact of the settlements described in the Segment Operating Income section above. Excluding the settlements, Aerospace Systems had lower sales in unmanned, space and manned military aircraft programs. The decrease in unmanned programs reflects declines of $136 million on Global Hawk due to lower production activity and $111 million on Fire Scout as a result of lower development activity. These declines were partially offset by $135 million of higher volume on the NATO Alliance Ground Surveillance (AGS) program. The decrease in space programs was mainly due to lower volume on the James Webb Space Telescope (JWST) and Advanced Extremely High Frequency (AEHF) programs. The decrease in manned military aircraft programs was primarily the result of lower volume on the Joint Surveillance

NORTHROP GRUMMAN CORPORATION

Target Attack Radar System, F-35 and B-2 programs, partially offset by higher volume of $87 million on the E-2D Advanced Hawkeye program.
Operating income for 2014 increased $100 million, or 8 percent, and operating margin rate increased to 13.2 percent, from 12.1 percent. Higher operating income and margin rate in 2014 were primarily due to the settlements described above and improved performance.
2013 - Aerospace Systems sales for 2013 were slightly higher than 2012, due to higher volume on manned military aircraft programs, offset by lower volume on unmanned and space programs. The increase in manned military aircraft programs reflects higher sales of $107 million from increased deliveries on the F-35 program, as well as higher volume on the B-2 and E-2D Advanced Hawkeye programs, partially offset by lower volume on various other programs. The decrease for unmanned programs reflects lower sales of $295 million on the Global Hawk program largely due to ramp-down on sustainment, support and logistics contracts, partially offset by higher sales of $187 million on the NATO AGS program resulting from ramp-up activities. The decrease in space programs reflects lower volume for restricted programs due to ramp-down activities, and higher volume on the JWST and AEHF programs.
Operating income and operating margin rate for 2013 were comparable to 2012. Operating income and operating margin rate also reflect the impact of a forward loss recognized on a restricted program, which was offset by the continuing effect of higher contract margin rates across the segment principally related to prior net favorable adjustments.
ELECTRONIC SYSTEMS

	Year Ended December 31
$ in millions	2014	2013	2012
Sales	$6,951	$7,149	$6,950
Operating income	1,148	1,226	1,187
Operating margin rate	16.5%	17.1%	17.1%
2014 - Electronic Systems sales for 2014 decreased $198 million, or 3 percent, as compared with 2013. Lower sales are principally due to lower volume for land and self-protection programs, including lower deliveries of $174 million on infrared countermeasures and laser systems; lower volume for domestic intelligence, surveillance, reconnaissance and targeting programs, including $93 million of lower deliveries on combat avionics; and $109 million of lower volume for navigation and maritime programs. The declines were partially offset by higher sales of $178 million on international programs.
Operating income for 2014 decreased $78 million, or 6 percent, and operating margin rate decreased to 16.5 percent from 17.1 percent. Operating income and margin rate for 2014 declined primarily due to a reduction in net favorable adjustments, lower volume and the absence in 2014 of the benefit from the reversal of a $26 million non-programmatic risk reserve in 2013.
2013 - Electronic Systems sales for 2013 increased $199 million, or 3 percent, as compared with 2012. The increase was due to higher sales on international programs of $244 million and space programs, partially offset by lower sales on navigation and maritime systems programs of $132 million due to decreased deliveries, as well as lower volume on laser systems programs associated with in-theater force reductions.
Operating income for 2013 increased $39 million, or 3 percent, as compared with 2012, consistent with the higher sales volume described above. Operating margin rate was comparable with 2012, and reflects higher margin rates on our current portfolio of programs, a reduction in net favorable adjustments and the reversal of a $26 million non-programmatic risk reserve.

NORTHROP GRUMMAN CORPORATION

INFORMATION SYSTEMS

	Year Ended December 31
$ in millions	2014	2013	2012
Sales	$6,222	$6,596	$7,356
Operating income	611	633	761
Operating margin rate	9.8%	9.6%	10.3%
2014 - Information Systems sales for 2014 decreased $374 million, or 6 percent, as compared with 2013. Sales principally declined as a result of lower volume of $294 million on C2 programs and $62 million on Communications programs due to in-theater force reductions, reduced funding levels and the wind-down of various programs.
Operating income for 2014 decreased $22 million, or 3 percent, and operating margin rate increased to 9.8 percent from 9.6 percent. The lower operating income is primarily a result of the lower sales described above. The higher operating margin rate reflects additional operating income resulting from improved performance.
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
TECHNICAL SERVICES

	Year Ended December 31
$ in millions	2014	2013	2012
Sales	$2,799	$2,843	$3,019
Operating income	261	262	268
Operating margin rate	9.3%	9.2%	8.9%
2014 - Technical Services sales for 2014 decreased $44 million, or 2 percent, as compared with 2013. The decrease was primarily due to lower volume on the InterContinental Ballistic Missile (ICBM), Hunter and Combined Tactical Training Range programs, which were partially offset by growth in international sales, principally as a result of the acquisition of QDS in the first quarter of 2014.
Operating income and margin rate for 2014 were comparable to 2013.
2013 - Technical Services sales for 2013 decreased $176 million, or 6 percent, as compared with 2012. The decrease was primarily due to lower sales of $127 million on the ICBM and integrated logistics and modernization programs, as well as portfolio shaping efforts.
Operating income for 2013 decreased $6 million, or 2 percent, as compared with 2012. Operating margin rate increased to 9.2 percent in 2013 from 8.9 percent in 2012. Lower operating income was driven by the lower sales volume described above, partially offset by higher operating margin rate primarily due to improved performance across a number of programs.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Year Ended December 31
$ in millions	2014		2013		2012
Segment Information:	Sales	Costs	Sales	Costs	Sales	Costs
Aerospace Systems
Product	$7,986	$6,897	$8,210	$7,197	$8,729	$7,704
Service	2,011	1,785	1,804	1,602	1,248	1,055
Electronic Systems
Product	5,532	4,622	5,574	4,612	5,346	4,438
Service	1,419	1,181	1,575	1,311	1,604	1,325
Information Systems
Product	1,335	1,244	990	895	708	606
Service	4,887	4,367	5,606	5,068	6,648	5,989
Technical Services
Product	184	173	210	191	213	196
Service	2,615	2,365	2,633	2,390	2,806	2,555
Segment Totals
Total Product	$15,037	$12,936	$14,984	$12,895	$14,996	$12,944
Total Service	10,932	9,698	11,618	10,371	12,306	10,924
Intersegment eliminations	(1,990)	(1,754)	(1,941)	(1,685)	(2,084)	(1,826)
Total Segment(1)	$23,979	$20,880	$24,661	$21,581	$25,218	$22,042

(1)	The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in the Segment Operating Results section above.
Product Sales and Product Costs
2014 - Product sales for 2014 were slightly higher than 2013, primarily due to higher product sales at Information Systems, offset by lower product sales at Aerospace Systems. The increase at Information Systems was primarily due to higher product sales on certain restricted and C2 programs. The decrease at Aerospace Systems was primarily driven by lower product volume in unmanned and space programs, partially offset by the settlements described in the Segment Operating Results section above.
Product costs for 2014 were slightly higher than 2013, primarily due to higher product costs at Information Systems, offset by lower product costs at Aerospace Systems, consistent with the changes in product sales described above.
2013 - Product sales for 2013 were comparable with 2012, primarily due to lower product sales at Aerospace Systems, offset by higher product sales at Information Systems and Electronic Systems. The decrease at Aerospace Systems reflects the revision in the classification of certain operations, maintenance and sustainment contracts from product to service in 2013. The increase at Information Systems was primarily due to newly awarded product contracts and the increase at Electronic Systems was primarily driven by higher volume as described in the Segment Operating Results section above.
Product costs for 2013 were comparable with 2012, primarily due to lower product costs at Aerospace Systems, offset by higher product costs at Information Systems and Electronic Systems. The decrease at Aerospace Systems was consistent with the classification change noted above. The decrease was offset by newly awarded product contracts at Information Systems and higher sales volume at Electronic Systems, as described above.
Service Sales and Service Costs
2014 - Service sales for 2014 decreased $686 million, or 6 percent, as compared with 2013. The decrease was primarily driven by lower service sales at Information Systems, principally from reduced volume on restricted work and the impacts of in-theater force reductions as described in the Segment Operating Results section above.
Service costs for 2014 decreased $673 million, or 6 percent, as compared with 2013 consistent with the change in service sales described above.

NORTHROP GRUMMAN CORPORATION

2013 - Service sales for 2013 decreased $688 million, or 6 percent, as compared with 2012, primarily due to lower service sales at Information Systems partially offset by higher service sales at Aerospace Systems. The decrease at Information Systems is due to lower service sales across a number of programs, as described in the Segment Operating Results section above. The higher service sales at Aerospace Systems reflects the revision in the classification of certain contracts from product to service, as described above, and higher volume on certain military aircraft service contracts in 2013.
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
Backlog consisted of the following at December 31, 2014 and 2013:

	2014			2013
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$9,438	$10,625	$20,063	$18,321
Electronic Systems	6,845	2,870	9,715	9,037
Information Systems	2,963	3,152	6,115	6,864
Technical Services	2,127	179	2,306	2,811
Total backlog	$21,373	$16,826	$38,199	$37,033
Approximately $19.3 billion of the $38.2 billion total backlog at December 31, 2014, is expected to be converted into sales in 2015. U.S. Government orders comprised 82 percent of total backlog at the end of 2014. International orders, including foreign military sales, accounted for 14 percent of total backlog at the end of 2014. Domestic commercial backlog represented 4 percent of total backlog at the end of 2014.
New Awards
2014 - The estimated value of contract awards recorded during 2014 was $25.0 billion. Significant new awards during 2014 include $4.1 billion for the E-2D Advanced Hawkeye program, $1.4 billion for the Global Hawk program, $1.3 billion for the F-35 program, $727 million for the B-2 program and $560 million for the Virginia Class Submarine program.
2013 - The estimated value of contract awards recorded during 2013 was $21.9 billion. On a net basis, awards during 2013 totaled $20.9 billion, reflecting $1 billion of adjustments during the first half of the year to reduce Information Systems unfunded backlog principally associated with expired periods of performance on active contracts, including several previously awarded task orders on IDIQ contracts. Significant new awards in 2013 include $2.2 billion for the F-35 program, $1.3 billion for the E-2D Advanced Hawkeye program, $866 million for the AEHF program, $694 million for the B-2 program, and $632 million for the Triton program.
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
During the second quarter of 2013, the company's board of directors authorized a new share repurchase program of up to $4.0 billion of the company’s common stock ("2013 Repurchase Program"). At the same time, the company announced its plan to repurchase shares with the goal of retiring approximately 25 percent of its then outstanding shares (60 million shares) by the end of 2015, market conditions permitting. As of December 31, 2014, we had repurchased 42.2 million shares towards that goal. Additionally, during the fourth quarter of 2014, the company's

NORTHROP GRUMMAN CORPORATION

board of directors authorized a new share repurchase program of up to an additional $3.0 billion of the company’s common stock ("2014 Repurchase Program"). By its terms, repurchases under the 2014 Repurchase Program will commence upon completion of the 2013 Repurchase Program.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months. As of December 31, 2014, the amount of cash, cash equivalents and marketable securities held outside of the U.S. by foreign subsidiaries was $537 million. We currently do not anticipate repatriating these balances to fund domestic operations. Capital expenditure commitments were $533 million at December 31, 2014, and are expected to be paid with cash on hand.
The table below summarizes the key components of cash flow provided by operating activities:

	Year Ended December 31
$ in millions	2014	2013	2012
Net earnings	$2,069	$1,952	$1,978
Non-cash items(1)	731	724	726
Changes in assets and liabilities:
Trade working capital	(121)	54	19
Retiree benefits	(17)	(281)	(71)
Other, net	(69)	34	(12)
Net cash provided by operating activities	$2,593	$2,483	$2,640

(1)	Includes depreciation and amortization, stock based compensation expense and deferred income taxes
Free Cash Flow
Free cash flow is defined as cash provided by operating activities less capital expenditures. We believe free cash flow is a useful measure for investors to consider as it represents the cash flow the company has available after capital spending to invest for future growth, strengthen the balance sheet and/or return to shareholders through dividends and share repurchases. Free cash flow is a key factor in our planning for and consideration of strategic acquisitions, the payment of dividends and stock repurchases.
Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as indicators of performance.
The table below reconciles cash provided by operating activities to free cash flow:

	Year Ended December 31
$ in millions	2014	2013	2012
Net cash provided by operating activities	$2,593	$2,483	$2,640
Less: Capital expenditures	(561)	(364)	(331)
Free cash flow	$2,032	$2,119	$2,309
2014 – Free cash flow for 2014 decreased $87 million, or 4 percent as compared with 2013. The decrease was principally driven by higher capital expenditures due to a ramp up of investments in our Aerospace Systems' Centers of Excellence, partially offset by an increase in net cash provided by operating activities, as described in the Consolidated Operating Results Section above. We currently expect capital expenditures to continue to increase in 2015.
2013 – Free cash flow for 2013 decreased $190 million, or 8 percent, as compared with 2012. The decrease was principally driven by higher voluntary pension contributions in 2013. We contributed $579 million to our pension plans during 2013 as compared with $367 million in 2012.
Credit Facilities
The company maintains an unsecured credit facility in an aggregate principal amount of $1.775 billion (the Credit Agreement). The Credit Agreement contains customary terms and conditions, including covenants restricting the company's ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake

NORTHROP GRUMMAN CORPORATION

other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the Credit Agreement) to exceed 65 percent. At December 31, 2014, the company was in compliance with all covenants under the Credit Agreement and there was no balance outstanding under this facility.
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
Financial Arrangements – See Note 11 to the consolidated financial statements in Part II, Item 8.
Contractual Obligations
The following table presents our contractual obligations as of December 31, 2014, and the estimated timing of future cash payments:

$ in millions	Total	2015	2016- 2017	2018- 2019	2020 and beyond
Long-term debt	$5,925	$3	$113	$1,557	$4,252
Interest payments on long-term debt	3,711	279	545	498	2,389
Operating leases	840	267	354	141	78
Purchase obligations(1)	7,974	4,150	2,379	544	901
Other long-term liabilities(2)	1,116	326	325	135	330
Total contractual obligations	$19,566	$5,025	$3,716	$2,875	$7,950

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

(2)
Other long-term liabilities, including their current portions, primarily consist of total accrued environmental reserves, deferred compensation and other miscellaneous liabilities, of which $142 million is related to environmental reserves recorded in other current liabilities. It excludes obligations for uncertain tax positions of $235 million, as the timing of such payments, if any, cannot be reasonably estimated.

The table above also excludes estimated minimum funding requirements for retirement and other post-retirement benefit plans, as set forth by the Employee Retirement Income Security Act, as amended (ERISA). For further information about future minimum contributions for these plans, see Note 12 to the consolidated financial statements in Part II, Item 8. Further details regarding long-term debt and operating leases can be found in Notes 9 and 11, respectively, to the consolidated financial statements in Part II, Item 8.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
Our consolidated financial statements are based on the application of U.S. GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. We employ judgment in making our estimates in consideration of historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates and assumptions, and any such differences could be material to our consolidated financial statements. We believe the following accounting policies are critical to the understanding of our consolidated financial statements and require the use of significant management judgment in their application. For a summary of our significant accounting policies, see Note 1 to the consolidated financial statements, Part II, Item 8.
Revenue Recognition
Due to the long-term nature of our contracts, we generally recognize revenue using the percentage-of-completion method of accounting as work on our contracts progresses, which requires us to make reasonably dependable estimates for the design, manufacture and delivery of our products and services. In accounting for these contracts, we utilize either the cost-to-cost or the units-of-delivery method of percentage-of-completion accounting, with cost-to-cost being the predominant method.

NORTHROP GRUMMAN CORPORATION

Contract sales may include estimated amounts not contractually agreed to by the customer, including cost or performance incentives (such as award and incentive fees), un-priced change orders, claims and requests for equitable adjustment. Amounts pertaining to cost and/or performance incentives are included in estimated contract sales when they are reasonably estimable.
Our cost estimation process is based on the professional knowledge of our engineers, program managers and financial professionals, and draws on their significant experience and judgment. We prepare estimates-at-completion (EACs) for our contracts which include an estimated contract operating margin based initially on estimated contract sales and cost. Since contract costs are typically incurred over a period of several years, estimation of these costs requires the use of judgment. Factors considered in estimating the cost of the work to be completed include the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, the effect of any delays in performance and the level of indirect cost allocations.
We generally review and reassess our sales, cost and profit estimates for each significant contract at least annually or more frequently as determined by the occurrence of events, changes in circumstances and evaluations of contract performance to reflect the latest reliable information available. Changes in estimates of contract sales and cost are frequent. The company performs on a broad portfolio of long-term contracts, including the development of complex and customized military platforms and systems, as well as advanced electronic equipment and software, that often include technology at the forefront of science. Changes in estimates occur for a variety of reasons, including changes in contract scope, the resolution of risk at lower or higher cost than anticipated, unanticipated risks affecting contract costs, availability, performance or other issues with our subcontractors or suppliers, changes in indirect cost allocations, such as overhead and general and administrative expenses, and changes in estimated award and incentive fees. EACs are also adjusted to reflect estimated risks related to contract performance. These risks typically include technical, schedule and performance risk based on our evaluation of the contract effort. Similarly, the changes in estimates may include identified opportunities for operating margin improvement.
For the impacts of changes in estimates on our consolidated statement of earnings and comprehensive (loss) income, see the Consolidating Operating Results section above and Note 1 to the consolidated financial statements in Part II, Item 8.
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
Impairment Testing – We test for impairment of goodwill annually at each of our reporting units, which comprise our operating segments. The results of our annual goodwill impairment test as of December 31, 2014 and 2013, respectively, indicated that the estimated fair value of each reporting unit substantially exceeded its respective carrying value. There were no impairment charges recorded in the years ended December 31, 2014, 2013 and 2012.
In addition to performing an annual goodwill impairment test, an interim impairment test may be required if events occur or circumstances change that suggest goodwill of our reporting units may be impaired during an interim period. Such indicators may include, but are not limited to, the loss of significant business, significant reductions in federal government appropriations or other significant adverse changes in industry or market conditions.
When testing goodwill for impairment, we compare the fair values of each of our reporting units to their respective carrying values. To determine the fair value of our reporting units, we primarily use the income approach based on the cash flows that the reporting unit expects to generate in the future, consistent with our operating plans. This income valuation method requires management to project sales, operating expenses, working capital, capital spending and cash flows for the reporting units over a multi-year period, as well as determine the weighted-average cost of capital (WACC) used as a discount rate and terminal value assumptions.
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

NORTHROP GRUMMAN CORPORATION

the many variables inherent in the estimation of a business’ fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.
We corroborate the fair values determined under the income approach using the market valuation method to estimate the fair value of our reporting units, by utilizing industry multiples (including relevant control premiums) of operating earnings.
Retirement Benefits
Overview – The determination of projected benefit obligations and the fair value of plan assets for our pension and other post-retirement plans requires the use of several actuarial assumptions. We perform an annual review of these assumptions in consultation with our outside actuaries. In the event we determine changes in the assumptions are warranted, or as a result of plan amendments, future pension and other post-retirement benefit expense could increase or decrease. The principal assumptions that have a significant effect on our consolidated financial position and annual results of operations are the discount rate, cash balance crediting rate, expected long-term rate of return on plan assets, estimated fair market value of plan assets, and life expectancy for those covered by our pension and other post-retirement benefit plans.
Discount Rate – The discount rate represents the interest rate that is used to determine the present value of future cash flows currently expected to be required to settle our pension and other post-retirement benefit obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using a portfolio of bonds matching the notional cash outflows related to benefit payments for each significant benefit plan. Taking into consideration the factors noted above, our weighted-average pension composite discount rate was 4.12 percent at December 31, 2014, and 4.99 percent at December 31, 2013.
The effects of a hypothetical change in the discount rate may be nonlinear and asymmetrical for future years as the discount rate changes and the accounting corridor is applied. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10 percent of the greater of plan assets or benefit obligations. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2014, discount rate assumption would have the following estimated effects on 2014 pension and other post-retirement benefit obligations and 2015 expected pension and other post-retirement expense:

$ increase/(decrease) in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
Pension expense	$100	$(96)
Other post-retirement benefit expense	4	(3)
Pension obligation	1,064	(1,008)
Other post-retirement benefit obligation	68	(64)
Cash Balance Crediting Rate - A portion of the company’s pension obligation and resulting pension expense is based on a cash balance formula, where participants’ hypothetical account balances are accumulated over time with pay-based credits and interest. Interest is credited monthly using the 30-Year Treasury bond rate. The interest crediting rate is part of the cash balance formula and independent of actual pension investment earnings. The cash balance crediting rate tends to move in concert with the discount rate but has an offsetting effect on pension benefit obligations and pension expense in comparison to the discount rate. Although current 30-Year Treasury bond rates are near historically low levels, we expect such bond rates to rise in the future. The cash balance crediting rate assumption has been set to its current level of 2.75 percent as of December 31, 2014, growing to 3.5 percent by 2020. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2014, cash balance crediting rate assumption would have the following estimated effects on 2014 pension benefit obligations and 2015 expected pension expense:

$ increase/(decrease) in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
Pension expense	$(25)	$26
Pension obligation	(121)	127

NORTHROP GRUMMAN CORPORATION

Expected Long-Term Rate of Return on Plan Assets – The expected long-term rate of return on plan assets represents the average rate of earnings expected on funds invested. Through consultation with our investment management team and outside investment advisers, management develops expected long-term returns for each of the plans’ strategic asset classes. In addition to our historical investment performance, we consider several factors, including current market data such as yields/price-earnings ratios, historical market returns over long periods and periodic surveys of investment managers’ expectations. Using policy target allocation percentages and the asset class expected returns, a weighted-average expected return is calculated.
The assumptions used for pension benefits are consistent with those used for other post-retirement benefits. The long-term rate of return on plan assets used for medical and life benefits is reduced to allow for the impact of tax on expected returns as the earnings of certain Voluntary Employee Beneficiary Association (VEBA) trusts are taxable, unlike the pension trust.
For 2014 and 2013, we assumed an expected long-term rate of return on pension plan assets of 8.0 percent, and assumed an expected long-term rate of return on other post-retirement benefit plan assets of 7.45 percent and 7.33 percent, respectively. For 2015, we have assumed an expected long-term rate of return on plan assets of 8.0 percent on pension plans and 7.58 percent on other post-retirement benefit plans. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2014, expected long-term rate of return on plan asset assumption would have the following estimated effects on 2015 pension and other post-retirement benefit expense:

$ increase/(decrease) in millions	25 Basis Point Decrease	25 Basis Point Increase
Pension expense	$62	$(62)
Other post-retirement benefit expense	3	(3)
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
Mortality Rate – Mortality assumptions are used to estimate life expectancies of plan participants. In October 2014, the Society of Actuaries (SOA) issued updated mortality tables (RP-2014) and a mortality improvement scale (MP-2014), which reflect longer life expectancies than previously projected. In consideration of this information, we studied our historical mortality experience and developed an expectation for continued future mortality improvements. Based on this data and the RP-2014 tables, we updated the mortality assumptions used in calculating our pension and post-retirement benefit obligations recognized at December 31, 2014, and the amounts estimated for our 2015 pension and post-retirement benefit expense. Our updated mortality assumptions resulted in an increase of $1.8 billion in our pension and post-retirement benefit obligations as of December 31, 2014.
For further information regarding our pension and post-retirement benefits, see Risk Factors in Part I, Item 1A and Note 12 to the consolidated financial statements in Part II, Item 8.
Litigation, Commitments and Contingencies
We are subject to a range of claims, investigations, lawsuits, overhead cost claims, environmental matters, income tax matters and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment based upon the professional knowledge and experience of management and counsel. We determine whether to record a charge to earnings and, if so, what amount based on consideration of the facts and circumstances of each matter as then known to us. Determinations regarding whether to record a charge and, if so, of what amount, reflect management's assessment regarding what is likely to occur; they do not necessarily reflect what management believes should occur. The ultimate resolution of any such exposure to us may vary materially from earlier estimates as further facts and circumstances develop or become known to us.
Environmental Matters - We are subject to environmental laws and regulations in the jurisdictions in which we conduct operations. Factors that could result in changes to the assessment of probability, range of estimated costs and environmental accruals include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more or less extensive contamination than anticipated, results of efforts to involve other responsible parties, financial capabilities of other responsible parties, changes in laws and regulations

NORTHROP GRUMMAN CORPORATION

or contractual obligations affecting remediation requirements or other obligations, and improvements in remediation technology.
For further information on litigation, commitments and contingencies, see Risk Factors in Part I, Item 1A, and Note 1, Note 10 and Note 11 to the consolidated financial statements in Part II, Item 8.
OTHER MATTERS
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 11 to the consolidated financial statements in Part II, Item 8.

NORTHROP GRUMMAN CORPORATION

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
EQUITY RISK
We are exposed to market risk with respect to our portfolio of trading and available-for-sale marketable securities with a fair value of $336 million at December 31, 2014. These securities are exposed to market volatilities, changes in price and interest rates.
INTEREST RATE RISK
We are exposed to interest rate risk on variable-rate short-term credit facilities for which there were no borrowings outstanding at December 31, 2014. At December 31, 2014, we have $5.9 billion of long-term debt, primarily consisting of fixed-rate debt, with a fair value of approximately $6.7 billion. The terms of our fixed-rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed-rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity.
FOREIGN CURRENCY RISK
We are exposed to foreign currency risk with respect to our international operations. We enter into foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading purposes. At December 31, 2014, foreign currency forward contracts with a notional amount of $139 million were outstanding. At December 31, 2014, a 10 percent unfavorable foreign exchange rate movement would not have a material impact on our foreign currency forward contracts.
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
Falls Church, Virginia
We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/	Deloitte & Touche LLP
McLean, Virginia
February 2, 2015

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31
$ in millions, except per share amounts	2014	2013	2012
Sales
Product	$14,015	$14,033	$13,838
Service	9,964	10,628	11,380
Total sales	23,979	24,661	25,218
Operating costs and expenses
Product	10,431	10,623	10,415
Service	7,947	8,659	9,223
General and administrative expenses	2,405	2,256	2,450
Operating income	3,196	3,123	3,130
Other (expense) income
Interest expense	(282)	(257)	(212)
Other, net	23	(3)	47
Earnings before income taxes	2,937	2,863	2,965
Federal and foreign income tax expense	868	911	987
Net earnings	$2,069	$1,952	$1,978

Basic earnings per share	$9.91	$8.50	$7.96
Weighted-average common shares outstanding, in millions	208.8	229.6	248.6
Diluted earnings per share	$9.75	$8.35	$7.81
Weighted-average diluted shares outstanding, in millions	212.1	233.9	253.4

Net earnings (from above)	$2,069	$1,952	$1,978
Other comprehensive (loss) income
Change in unamortized benefit plan costs, net of tax benefit (expense) of $1,423 in 2014, ($1,177) in 2013 and $860 in 2012	(2,316)	1,790	(1,303)
Change in cumulative translation adjustment	(59)	14	8
Other, net	3	(1)	(2)
Other comprehensive (loss) income, net of tax	(2,372)	1,803	(1,297)
Comprehensive (loss) income	$(303)	$3,755	$681
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
$ in millions	2014	2013
Assets
Cash and cash equivalents	$3,863	$5,150
Accounts receivable, net	2,806	2,685
Inventoried costs, net	742	698
Deferred tax assets	404	605
Prepaid expenses and other current assets	369	350
Total current assets	8,184	9,488
Property, plant and equipment, net of accumulated depreciation of $4,611 in 2014 and $4,337 in 2013	2,991	2,806
Goodwill	12,466	12,438
Non-current deferred tax assets	1,622	209
Other non-current assets	1,309	1,440
Total assets	$26,572	$26,381

Liabilities
Trade accounts payable	$1,305	$1,229
Accrued employee compensation	1,441	1,446
Advance payments and amounts in excess of costs incurred	1,713	1,722
Other current liabilities	1,433	1,418
Total current liabilities	5,892	5,815
Long-term debt, net of current portion of $3 in 2014 and $2 in 2013	5,925	5,928
Pension and other post-retirement benefit plan liabilities	6,555	2,954
Other non-current liabilities	965	1,064
Total liabilities	19,337	15,761

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2014—198,930,240 and 2013—217,599,230	199	218
Paid-in capital	—	848
Retained earnings	12,392	12,538
Accumulated other comprehensive loss	(5,356)	(2,984)
Total shareholders’ equity	7,235	10,620
Total liabilities and shareholders’ equity	$26,572	$26,381
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2014	2013	2012
Operating activities
Net earnings	$2,069	$1,952	$1,978
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	462	495	510
Stock-based compensation	134	144	183
Excess tax benefits from stock-based compensation	(81)	(43)	(45)
Deferred income taxes	216	128	78
Changes in assets and liabilities:
Accounts receivable, net	(105)	171	90
Inventoried costs, net	(24)	101	46
Prepaid expenses and other assets	13	(51)	(65)
Accounts payable and other liabilities	(89)	(169)	23
Income taxes payable	84	2	(75)
Retiree benefits	(17)	(281)	(71)
Other, net	(69)	34	(12)
Net cash provided by operating activities	$2,593	$2,483	$2,640

Investing activities
Capital expenditures	(561)	(364)	(331)
Maturities of short-term investments	—	—	250
Other investing activities, net	(84)	18	(3)
Net cash used in investing activities	(645)	(346)	(84)

Financing activities
Common stock repurchases	(2,668)	(2,371)	(1,316)
Cash dividends paid	(563)	(545)	(535)
Net proceeds from issuance of long-term debt	—	2,841	—
Payments of long-term debt	—	(877)	—
Other financing activities, net	(4)	103	155
Net cash used in financing activities	(3,235)	(849)	(1,696)
(Decrease) increase in cash and cash equivalents	(1,287)	1,288	860
Cash and cash equivalents, beginning of year	5,150	3,862	3,002
Cash and cash equivalents, end of year	$3,863	$5,150	$3,862
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2014	2013	2012
Common stock
Beginning of year	$218	$239	$254
Common stock repurchased	(21)	(27)	(21)
Shares issued for employee stock awards and options	2	6	6
End of year	199	218	239
Paid-in capital
Beginning of year	848	2,924	3,873
Common stock repurchased	(999)	(2,345)	(1,310)
Stock compensation	139	274	359
Other	12	(5)	2
End of year	—	848	2,924
Retained earnings
Beginning of year	12,538	11,138	9,699
Common stock repurchased	(1,637)	—	—
Net earnings	2,069	1,952	1,978
Dividends declared	(578)	(552)	(539)
End of year	12,392	12,538	11,138
Accumulated other comprehensive loss
Beginning of year	(2,984)	(4,787)	(3,490)
Other comprehensive (loss) income, net of tax	(2,372)	1,803	(1,297)
End of year	(5,356)	(2,984)	(4,787)
Total shareholders’ equity	$7,235	$10,620	$9,514
Cash dividends declared per share	$2.71	$2.38	$2.15
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company. We provide innovative products, systems and solutions in unmanned systems; cyber; command, control, communications and computers (C4), intelligence, surveillance, and reconnaissance (C4ISR); strike aircraft; and logistics and modernization to government and commercial customers worldwide through our four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government services programs in the United States (U.S.) and abroad. We offer a broad portfolio of capabilities and technologies that enable us to deliver innovative systems and solutions for applications that range from undersea to outer space and into cyberspace. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state and local governments, and domestic and international commercial customers.
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
Revenue Recognition
The majority of our business results are derived from long-term contracts with the U.S. Government for the production of goods, the provision of services, or in some cases, a combination of both. In accounting for these contracts, we utilize either the cost-to-cost or the units-of-delivery method of percentage-of-completion accounting, with cost-to-cost being the predominant method. Generally, sales under cost-reimbursement contracts and construction-type contracts that provide for deliveries at lower volume rates per year or a small number of units are accounted for using the cost-to-cost method. Under this method, sales, including estimated profits, are recorded as costs are incurred. Generally, sales under contracts that provide for deliveries at higher volume rates per year or a large number of units are accounted for using the units-of-delivery method. Under this method, sales are recognized as units are delivered to the customer. The company estimates profit on contracts as the difference between total estimated sales and total estimated cost of a contract at completion and recognizes that profit either as costs are incurred (cost-to-cost) or as units are delivered (units-of-delivery). The company classifies sales as product or service depending upon the predominant attributes of the contract.
Contract sales may include estimated amounts not contractually agreed to by the customer, including cost or performance incentives (such as award and incentive fees), un-priced change orders, claims and requests for equitable adjustment. Amounts pertaining to cost and/or performance incentives are included in estimated contract sales when they are reasonably estimable. Further, as contracts are performed, change orders can be a regular occurrence and may be un-priced until negotiated with the customer. Un-priced change orders are included in estimated contract sales when they are probable of recovery in an amount at least equal to the cost. Amounts representing claims (including change orders unapproved as to both scope and price) and requests for equitable adjustment are included in estimated contract sales when they are reliably estimable and realization is probable. As of December 31, 2014, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.
The company's U.S. Government contracts generally contain provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If a contract is terminated for default, we may not be

NORTHROP GRUMMAN CORPORATION

entitled to recover any of our costs on partially completed work and may be liable to the government for re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred prior to the effective date of termination, plus a reasonable profit and settlement expenses. At December 31, 2014, the company does not have any contract terminations in process that we anticipate would have a material effect on our consolidated financial position, annual results of operations and/or cash flows.
We recognize changes in estimated contract sales, costs or profits using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes on current and prior periods; sales and profit in future periods of contract performance are recognized as if the revised estimates had been used since contract inception. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identified. Loss provisions are first offset against any costs that are included in unbilled accounts receivable or inventoried costs, and any remaining amount is reflected in liabilities.
Significant changes in estimates on a single contract could have a material effect on the company's consolidated financial position or annual results of operations. Where such changes occur, we generally disclose the nature, underlying conditions and financial impact of the change. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating margin by $664 million, $753 million and $985 million ($2.04, $2.09 and $2.53 per diluted share based on statutory tax rates) in 2014, 2013 and 2012, respectively. No discrete event or adjustments to an individual contract were material to the consolidated statements of earnings and comprehensive (loss) income for any of these periods.
General and Administrative Expenses
In accordance with industry practice and regulations that govern the cost accounting requirements for government contracts, most general and administrative expenses incurred at the segments and corporate office are considered allowable and allocable costs on government contracts. These costs are allocated to contracts in progress on a systematic basis and are included as a component of total estimated contract costs, including any provision for loss contracts.
Research and Development
Company-sponsored research and development activities primarily include independent research and development (IR&D) efforts related to government programs. Company-sponsored IR&D expenses are included in general and administrative expenses in the consolidated statements of earnings and comprehensive (loss) income and are generally allocated to government contracts. Company-sponsored IR&D expenses totaled $569 million, $507 million and $520 million, in 2014, 2013 and 2012, respectively. Expenses for research and development funded by the customer are charged directly to the related contracts.
Environmental Costs
Environmental liabilities are accrued when the company determines that, based on the facts and circumstances known to the company, it is probable the company will incur costs to address environmental impacts and the costs are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the low end of the range is recorded. The company typically projects environmental costs for up to 30 years, records environmental liabilities on an undiscounted basis, and excludes legal costs or asset retirement obligations. At sites involving multiple parties, the company accrues environmental liabilities based upon our expected share of liability, taking into account the financial viability of other jointly liable parties. Environmental expenditures are capitalized or expensed, as appropriate. As a portion of environmental remediation costs is expected to be recoverable through overhead charges on government contracts, such amounts are deferred in inventoried costs (current portion) and other non-current assets. The portion of environmental expenditures not expected to be recoverable is expensed.
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

NORTHROP GRUMMAN CORPORATION

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
Marketable securities accounted for as trading and available-for-sale are recorded at fair value on a recurring basis. For available-for-sale securities, any changes in unrealized gains and losses are reported as a component of other comprehensive income. Changes in unrealized gains and losses on trading securities are included in other, net in the consolidated statements of earnings and comprehensive (loss) income. In addition, investments in held-to-maturity instruments with original maturities greater than three months are recorded at amortized cost.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value on a recurring basis. Changes in the fair value of derivative financial instruments that are designated as fair value hedges are recorded in net earnings, while the effective portion of the changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded as a component of other comprehensive income. For derivative financial instruments not designated as hedging instruments, gains or losses resulting from changes in the fair value are reported in other, net in the consolidated statements of earnings and comprehensive (loss) income.
The company may use derivative financial instruments to manage its exposure to interest rate risk for its fixed long-term debt portfolio and foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. The company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed through the use of multiple counterparties with high credit standards and periodic settlements of positions, as well as by entering into master netting agreements with most of our counterparties.
Income Taxes
Provisions for federal and foreign income taxes are calculated on reported earnings before income taxes based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. The company recognizes federal and foreign interest accrued related to unrecognized tax benefits in income tax expense. Federal penalties are recognized as a component of income tax expense. In accordance with industry practice and regulations that govern the cost accounting requirements for government contracts, state and local income and franchise taxes are considered allowable and allocable costs on government contracts and are therefore recorded in operating costs and expenses. The company recognizes state interest accrued related to unrecognized tax benefits in unallowable operating costs and expenses.
Uncertain tax positions reflect the company’s expected treatment of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, which have not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities or the statute of limitations concerning such issues lapses, the company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position.
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

NORTHROP GRUMMAN CORPORATION

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
Property, Plant and Equipment
Property, plant and equipment are depreciated over the estimated useful lives of individual assets. Most of these assets are depreciated using declining-balance methods, with the remainder using the straight-line method. Major classes of property, plant and equipment and their useful lives are as follows:

		December 31
Useful life in years, $ in millions	Useful Life	2014	2013
Land and land improvements	Up to 40(1)	$373	$373
Buildings and improvements	Up to 45	1,589	1,450
Machinery and other equipment	Up to 20	4,401	4,243
Capitalized software costs	3-5	428	418
Leasehold improvements	Length of Lease(1)	811	659
Property, plant and equipment, at cost		7,602	7,143
Accumulated depreciation		(4,611)	(4,337)
Property, plant and equipment, net		$2,991	$2,806

(1)	Land is not a depreciable asset. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the length of the lease.
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
Goodwill and Other Purchased Intangible Assets
The company tests for impairment of goodwill annually as of December 31, or when we believe a potential impairment exists. When performing the goodwill impairment test, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of its businesses. Goodwill and other purchased intangible asset balances are included in the identifiable assets of their assigned business segment. The company charges goodwill impairment, as well as the amortization of other purchased intangible assets, against the respective segment’s operating income. Purchased intangible assets are amortized on a straight-line basis over their estimated useful lives.

NORTHROP GRUMMAN CORPORATION

Cash Surrender Value of Life Insurance Policies
The company maintains whole life insurance policies on a group of executives, which are recorded at their cash surrender value as determined by the insurance carrier. The company also has split-dollar life insurance policies on former officers and executives from acquired businesses, which are recorded at the lesser of their cash surrender value or premiums paid. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of December 31, 2014 and 2013, the carrying values associated with these policies are $290 million and $287 million, respectively, and are recorded in other non-current assets in the consolidated statements of financial position.
Litigation, Commitments and Contingencies
Amounts associated with litigation, commitments and contingencies are recorded as charges to earnings when management, after considering the facts and circumstances of each matter as then known to management, has determined it is probable a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. When only a range of amounts is established and no amount within the range is more likely than another, the low end of the range is recorded. Legal fees are expensed as incurred. Due to the inherent uncertainties surrounding gain contingencies, we generally do not recognize potential gains until realized.
Retirement Benefits
The company sponsors various defined benefit pension plans and defined contribution retirement plans covering substantially all of its employees. The company also provides post-retirement benefits other than pensions, consisting principally of health care and life insurance benefits, to eligible retirees and qualifying dependents. In most cases, our defined contribution plans provide for a cash matching of employee contributions up to four percent of compensation.
The liabilities, unamortized benefit plan costs and annual income or expense of the company’s defined benefit pension and other post-retirement benefit plans are determined using methodologies that involve several actuarial assumptions. Unamortized benefit plan costs consist primarily of accumulated net after-tax actuarial losses.
Because U.S. Government regulations require that the costs of pension and other post-retirement plans be charged to our contracts in accordance with the Federal Acquisition Regulation (FAR) and the related U.S. Government Cost Accounting Standards (CAS) that govern such plans, we calculate retiree benefit plan costs under both CAS and FAS (GAAP Financial Accounting Standards) methods. While both FAS and CAS recognize a normal service cost component in measuring periodic pension cost, there are differences in the way the remaining components of annual pension costs are calculated under each method. Measuring plan obligations under FAS and CAS includes different assumptions and models, such as in estimating earnings on plan assets and calculating interest expense. In addition, the periods over which gains/losses related to pension assets and actuarial changes are amortized are different under FAS and CAS. As a result, annual retiree benefit plan expense amounts for FAS are different from the amounts for CAS even though the ultimate cost of providing benefits is the same under either method. CAS retiree benefit plan costs are charged to contracts and are included in segment operating income, and the difference between CAS and FAS expense is recorded in operating income at the consolidated company level.
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10 percent of the greater of plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over our average employee future service period of approximately nine years. Not all net periodic pension expense is recognized in net earnings in the year incurred because it is allocated as production costs and a portion remains in inventory at the end of a reporting period. The company’s funding policy for the qualified pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust.
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
Accounting Standards Updates
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for

NORTHROP GRUMMAN CORPORATION

recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the company’s consolidated financial position, annual results of operations and/or cash flows.
Other accounting standards updates effective after December 31, 2014, are not expected to have a material effect on the company’s financial position, annual results of operations and/or cash flows.
Reclassifications
Our consolidated statements of cash flows for 2014 and 2013 reflect cash flows from operating activities presented solely on the indirect method. The company previously presented both the direct method and indirect method for our cash flows from operating activities. This change in reporting method had no effect on the amount of our net cash flows from operating activities.
In the first quarter of 2014, we reclassified our cash awards incentive compensation accrual from other current liabilities to accrued employee compensation, which are both reported within current liabilities on the consolidated statement of financial position. The reclassification reduced other current liabilities and increased accrued employee compensation by $226 million and $277 million, as of December 31, 2014 and 2013, respectively.
Shareholders' Equity
The company records the difference between the cost of shares repurchased and their par value as a reduction of paid-in capital to the extent of its balance and then as a reduction of retained earnings.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31
$ in millions	2014	2013
Unamortized benefit plan costs, net of tax benefit of $3,395 in 2014 and $1,972 in 2013	$(5,316)	$(3,000)
Cumulative translation adjustment	(41)	18
Net unrealized gain (loss) on marketable securities and cash flow hedges, net of tax	1	(2)
Total accumulated other comprehensive loss	$(5,356)	$(2,984)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.6 billion and $3.3 billion as of December 31, 2014 and 2013, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from accumulated other comprehensive income to net earnings related to the amortization of benefit plan costs were $145 million, $319 million and $204 million, net of taxes, for the years ended December 31, 2014, 2013 and 2012, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost (See Note 12 for further information).
Reclassifications from accumulated other comprehensive income to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the years ended December 31, 2014, 2013 and 2012, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2. EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.

NORTHROP GRUMMAN CORPORATION

Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 3.3 million, 4.3 million and 4.8 million shares for the years ended December 31, 2014, 2013 and 2012, respectively. We had no anti-dilutive stock options outstanding for the years ended December 31, 2014 and 2013, respectively. The weighted-average diluted shares outstanding for the year ended December 31, 2012, excludes stock options to purchase 1.8 million shares because such options had exercise prices in excess of the average market price of the company’s common stock during the year.
Share Repurchases
The table below summarizes the company’s share repurchases:

Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(3)	Date Completed	Shares Repurchased (in millions)

					Year Ended December 31
					2014	2013	2012
June 16, 2010	$5,350	83.7	$63.86	September 2013	—	18.6	20.9
May 15, 2013(1)	$4,000	30.1	$118.30		21.4	8.7	—
December 4, 2014(2)	$3,000	—	$—		—	—	—
					21.4	27.3	20.9

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock ("2013 Repurchase Program"). Repurchases under the 2013 Repurchase Program commenced in September 2013. As of December 31, 2014, repurchases under the 2013 Repurchase Program totaled $3.6 billion; $447 million remained under this share repurchase authorization. By its terms, the 2013 Repurchase Program will expire when we have used all authorized funds for repurchases.

(2)
On December 4, 2014, the company's board of directors authorized a new share repurchase program of up to an additional $3.0 billion of the company's common stock ("2014 Repurchase Program"). By its terms, repurchases under the 2014 Repurchase Program will commence upon completion of the 2013 Repurchase Program and will expire when we have used all authorized funds for repurchases.

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
U.S. Government Sales
Sales to the U.S. Government include sales from contracts for which Northrop Grumman is the prime contractor, as well as those for which the company is a subcontractor and the ultimate customer is the U.S. Government. Each of the company’s segments derives substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to

NORTHROP GRUMMAN CORPORATION

$20.1 billion, $21.3 billion and $22.3 billion, or 84 percent, 86 percent and 88 percent, of total sales for the years ended December 31, 2014, 2013 and 2012, respectively.
International Sales
International sales (which include foreign military sales) amounted to $3.0 billion, $2.5 billion and $2.1 billion, or 13 percent, 10 percent and 8 percent, of total sales for the years ended December 31, 2014, 2013 and 2012, respectively.
Assets
Substantially all of the company’s operating assets are located or maintained in the U.S.
Results of Operations By Segment
The following table presents sales and operating income by segment:

	Year Ended December 31
$ in millions	2014	2013	2012
Sales
Aerospace Systems	$9,997	$10,014	$9,977
Electronic Systems	6,951	7,149	6,950
Information Systems	6,222	6,596	7,356
Technical Services	2,799	2,843	3,019
Intersegment eliminations	(1,990)	(1,941)	(2,084)
Total sales	23,979	24,661	25,218
Operating income
Aerospace Systems	1,315	1,215	1,218
Electronic Systems	1,148	1,226	1,187
Information Systems	611	633	761
Technical Services	261	262	268
Intersegment eliminations	(236)	(256)	(258)
Total segment operating income	3,099	3,080	3,176
Reconciliation to operating income:
Net FAS/CAS pension adjustment	269	168	132
Unallocated corporate expenses	(169)	(119)	(168)
Other	(3)	(6)	(10)
Total operating income	$3,196	$3,123	$3,130
Net FAS/CAS Pension Adjustment
The net FAS/CAS pension adjustment reflects the difference between pension expense charged to contracts and included as cost in segment operating income and pension expense determined in accordance with GAAP.
2014 - The increase in net FAS/CAS pension adjustment is principally due to a reduction in FAS expense, largely due to the increase in our FAS discount rate assumptions as of December 31, 2013. The reduction in FAS expense was partially offset by lower CAS expense due to the passage of the Highway and Transportation Funding Act of 2014 (HATFA), which included provisions that reduce the amount of CAS expense charged to our contracts in 2014.
2013 - The increase in net FAS/CAS pension adjustment reflects an update for actual demographic experience as of January 1, 2013, which resulted in an increase to the company's 2013 CAS expense.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS regulations and the FAR, and are therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits, and certain unallowable costs such as lobbying activities, among others.
2014 - The increase in unallocated corporate expense for 2014, as compared to 2013, is primarily due to increases in year-over-year provisions for environmental matters.
2013 - The decrease in unallocated corporate expenses for 2013, as compared to 2012, is primarily due to lower year-over-year provisions for disallowed costs and litigation matters and the favorable settlement of overhead claims, partially offset by changes in deferred tax assets due to lower blended state income tax rates.

NORTHROP GRUMMAN CORPORATION

Intersegment Sales and Operating Income
Sales between segments are recorded at values that include hypothetical operating income for the performing segment based on that segment’s estimated operating margin rate for external sales. Such hypothetical operating income is eliminated in consolidation. Intersegment sales and operating income before eliminations were as follows:

	Year Ended December 31
$ in millions	2014		2013		2012
	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
Intersegment sales and operating income
Aerospace Systems	$176	$22	$149	$18	$171	$20
Electronic Systems	637	109	629	125	607	110
Information Systems	537	57	504	63	682	78
Technical Services	640	48	659	50	624	50
Total	$1,990	$236	$1,941	$256	$2,084	$258
Other Financial Information
The following tables represent assets, capital expenditures and depreciation and amortization by segment:

	December 31
$ in millions	2014	2013
Assets
Aerospace Systems	$6,844	$6,490
Electronic Systems	4,366	4,400
Information Systems	6,725	6,887
Technical Services	1,539	1,367
Segment assets	19,474	19,144
Corporate assets (1)	7,098	7,237
Total assets	$26,572	$26,381

(1)	Corporate assets principally consist of cash and cash equivalents and deferred tax assets.

	Capital Expenditures			Depreciation and Amortization (1)
$ in millions	2014	2013	2012	2014	2013	2012
Aerospace Systems	$387	$198	$154	$206	$210	$196
Electronic Systems	82	76	84	119	134	139
Information Systems	40	27	40	70	81	100
Technical Services	1	3	3	7	4	4
Corporate	51	60	50	60	66	71
Total	$561	$364	$331	$462	$495	$510

(1)	Depreciation and amortization expense includes amortization of purchased intangible assets, as well as amortization of deferred and other outsourcing costs.
4. ACCOUNTS RECEIVABLE, NET
Unbilled amounts represent sales for which billings have not been presented to customers by period-end. These amounts are usually billed and collected within one year. Substantially all accounts receivable at December 31, 2014, are expected to be collected in 2015. The company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts where the U.S. Government is the primary customer.

NORTHROP GRUMMAN CORPORATION

Accounts receivable consisted of the following:

	December 31
$ in millions	2014	2013
Due from U.S. Government
Billed	$536	$596
Unbilled	6,806	5,801
Progress and performance-based payments received	(5,150)	(4,385)
	2,192	2,012
Due from Other Customers(1)
Billed	283	296
Unbilled	3,461	2,830
Progress and performance-based payments received	(3,062)	(2,384)
	682	742
Total accounts receivable	2,874	2,754
Allowance for doubtful accounts	(68)	(69)
Total accounts receivable, net	$2,806	$2,685
(1) Includes receivables due from the U.S. Government associated with foreign military sales.
5. INVENTORIED COSTS, NET
Inventoried costs consisted of the following:

	December 31
$ in millions	2014	2013
Production costs of contracts in process	$1,257	$1,342
General and administrative expenses	252	259
	1,509	1,601
Progress and performance-based payments received	(873)	(1,005)
	636	596
Product inventory	106	102
Total inventoried costs, net	$742	$698
6. INCOME TAXES
Federal and foreign income tax expense consisted of the following:

	Year Ended December 31
$ in millions	2014	2013	2012
Income Taxes
Currently payable
Federal income taxes	$701	$803	$912
Foreign income taxes	10	28	15
Total federal and foreign income taxes currently payable	711	831	927
Deferred federal and foreign income taxes	157	80	60
Total federal and foreign income taxes	$868	$911	$987
Earnings from foreign operations before income taxes are not material for all periods presented.

NORTHROP GRUMMAN CORPORATION

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times earnings before income taxes due to the following:

	Year Ended December 31
$ in millions	2014	2013	2012
Income tax expense at statutory rate	$1,028	$1,002	$1,038
Settlements with taxing authorities	(51)	—	—
Manufacturing deduction	(48)	(63)	(42)
Research tax credit	(43)	(37)	—
Other, net	(18)	9	(9)
Total federal and foreign income taxes	$868	$911	$987
2014 – The effective tax rate for 2014 was 29.6 percent, as compared with 31.8 percent in 2013. The company's lower effective tax rate for 2014 reflects a $51 million benefit for the partial resolution of its 2007-2009 Internal Revenue Service (IRS) examination.
2013 – The effective tax rate for 2013 was 31.8 percent, as compared with 33.3 percent in 2012. The company's lower effective tax rate for 2013 includes a $37 million benefit for the American Taxpayer Relief Act, enacted in January 2013, which reinstated research tax credits for 2012 and 2013, and a $21 million benefit for higher section 199 manufacturing deductions than in prior year.
Income tax payments, net of refunds received, were $727 million, $880 million and $1.1 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
Uncertain Tax Positions
The company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. In the first quarter of 2014, the U.S. Congressional Joint Committee on Taxation approved a partial resolution of the IRS examination of the company’s 2007-2009 tax returns. As a result, the company recorded a reduction of income tax expense of $51 million. The company also reduced its unrecognized tax benefits by $59 million and related accrued interest by $12 million. During the fourth quarter of 2014, the company filed appeals with the IRS for the unresolved 2007-2009 tax return matters and for unresolved 2010-2011 examination matters.
The company believes it is reasonably possible that during the next twelve months, we will resolve the remaining matters on our 2007-2011 tax returns. The combined resolution of these items, excluding interest, could result in a reduction in our unrecognized tax benefits up to $75 million and a reduction of our income tax expense up to $40 million. Open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
The change in unrecognized tax benefits during 2014, 2013 and 2012, excluding interest, is as follows:

	December 31
$ in millions	2014	2013	2012
Unrecognized tax benefits at beginning of the year	$241	$156	$118
Additions based on tax positions related to the current year	62	56	12
Additions for tax positions of prior years	9	44	28
Settlements with taxing authorities	(61)	(1)	(1)
Other, net	(41)	(14)	(1)
Net change in unrecognized tax benefits	(31)	85	38
Unrecognized tax benefits at end of the year	$210	$241	$156
These liabilities, along with $25 million of accrued interest and penalties, are included in other current and non-current liabilities in the consolidated statements of financial position. If the income tax benefits from these tax positions are ultimately realized, $145 million of federal and foreign tax benefits would reduce the company’s effective tax rate.
Net interest expense within the company's federal, foreign and state income tax provisions was not material for all years presented.

NORTHROP GRUMMAN CORPORATION

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
The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2014	2013
Deferred Tax Assets
Retiree benefits	$2,745	$1,308
Accrued employee compensation	311	333
Provisions for accrued liabilities	392	313
Stock-based compensation	91	109
Other	104	144
Gross deferred tax assets	3,643	2,207
Less valuation allowance	(53)	(55)
Net deferred tax assets	3,590	2,152
Deferred Tax Liabilities
Goodwill	787	806
Property, plant and equipment, net	315	348
Contract accounting differences	332	134
Other	130	50
Gross deferred tax liabilities	1,564	1,338
Total net deferred tax assets	$2,026	$814
Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The company believes it is more-likely-than-not all deferred tax assets will be realized, net of any valuation allowances currently established.
At December 31, 2014, the company has available unused net operating losses of $211 million that may be applied against future taxable income, primarily in the United Kingdom, that may be used indefinitely. A valuation allowance of $53 million has been recorded against certain deferred tax assets due to the uncertainty of the realization of these net operating losses and other deferred tax assets, principally in foreign jurisdictions.
Undistributed Foreign Earnings
As of December 31, 2014, the company has accumulated undistributed earnings generated by its foreign subsidiaries. No deferred tax liability has been recorded on these earnings since the company intends to permanently reinvest these earnings. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions.
7. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which the operations of the acquired entity have been assigned. Accumulated goodwill impairment losses at December 31, 2014 and 2013, totaled $570 million at the Aerospace Systems segment.

NORTHROP GRUMMAN CORPORATION

Changes in the carrying amounts of goodwill for the years ended December 31, 2014 and 2013, were as follows:

$ in millions	Aerospace Systems	Electronic Systems	Information Systems	Technical Services	Total
Balance as of December 31, 2012	$3,758	$2,410	$5,287	$976	$12,431
Businesses acquired and other (1)	—	—	7	—	7
Balance as of December 31, 2013	$3,758	$2,410	$5,294	$976	$12,438
Businesses acquired and other (1)	—	—	(8)	36	28
Balance as of December 31, 2014	$3,758	$2,410	$5,286	$1,012	$12,466

(1)	Other consists primarily of adjustments for foreign currency translation.
Purchased Intangible Assets
Net contract, program, and other intangible assets comprise the following:

	December 31
$ in millions	2014	2013
Gross contract, program and other intangible assets	$1,831	$1,812
Less accumulated amortization	(1,730)	(1,708)
Net contract, program and other intangible assets	$101	$104
Amortization expense for 2014, 2013 and 2012, was $22 million, $26 million and $36 million, respectively. The company’s purchased intangible assets are being amortized on a straight-line basis over an aggregate weighted-average period of 21 years and are included in other non-current assets in the consolidated statements of financial position. As of December 31, 2014, the expected future amortization of purchased intangibles for each of the next five years is as follows:

$ in millions
Year Ending December 31
2015	$22
2016	16
2017	14
2018	12
2019	10
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents comparative carrying value and fair value information for our financial assets and liabilities:

	December 31, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$331	$331	$308	$308
Available-for-sale	5	5	2	2
Derivatives	1	1	(2)	(2)
Long-term debt, including current portion	(5,928)	(6,726)	(5,930)	(6,227)
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2014 and 2013.
The carrying value of cash and cash equivalents approximates fair value.

NORTHROP GRUMMAN CORPORATION

Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund non-qualified employee benefit plans consisting of securities that are classified as either trading or available-for-sale. These assets are recorded at fair value on a recurring basis and substantially all of these instruments are valued using Level 1 inputs, with an immaterial amount valued using Level 2 inputs. As of December 31, 2014 and 2013, marketable securities of $336 million and $310 million, respectively, were included in other non-current assets in the consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts. The notional value of the company's derivative portfolio at December 31, 2014 and 2013, was $146 million and $161 million, respectively. The portion of the notional value designated as cash flow hedges at December 31, 2014 and 2013, was $34 million and $77 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value on a recurring basis. Substantially all of these instruments are valued using Level 2 inputs. Where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rates.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the recognition of the underlying hedged transaction. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income. The derivative fair values and related unrealized gains/losses at December 31, 2014 and 2013, were not material.
Long-Term Debt
The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
9. LONG-TERM DEBT
Credit Facility
The company maintains an unsecured credit facility in an aggregate principal amount of $1.775 billion (the Credit Agreement). The Credit Agreement contains customary terms and conditions, including covenants restricting the company's ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the Credit Agreement) to exceed 65 percent. At December 31, 2014, the company was in compliance with all covenants under the Credit Agreement and there was no balance outstanding under this facility.
Issuance and Redemption
During the second quarter of 2013, the company issued $2.85 billion of unsecured senior notes (the Notes). The company used a portion of the net proceeds to redeem $850 million of unsecured senior notes due in 2014 and 2015.

NORTHROP GRUMMAN CORPORATION

Long-term debt consists of the following:

$ in millions		December 31
		2014	2013
Fixed-rate notes and debentures, maturing in	Interest rate
2016	7.75%	107	107
2018	1.75% - 6.75%	1,050	1,050
2019	5.05%	500	500
2021	3.50%	700	700
2023	3.25%	1,050	1,050
2026	7.75% - 7.88%	527	527
2031	7.75%	466	466
2040	5.05%	300	300
2043	4.75%	950	950
Capital leases	Various	33	35
Other	Various	245	245
Total long-term debt		5,928	5,930
Less: current portion		3	2
Long-term debt, net of current portion		$5,925	$5,928
Indentures underlying long-term debt issued by the company or its subsidiaries contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale-leaseback arrangements and funded debt of subsidiaries. The majority of these fixed rate notes and debentures are subject to redemption at the company’s discretion at any time prior to maturity in whole or in part at the principal amount plus any make-whole premium and accrued and unpaid interest. Interest on these fixed rate notes and debentures are payable semi-annually in arrears.
Total interest payments, net of interest received, were $281 million, $234 million, and $200 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Maturities of long-term debt as of December 31, 2014, are as follows:

$ in millions
Year Ending December 31
2015	$3
2016	110
2017	3
2018	1,053
2019	504
Thereafter	4,252
Total principal payments	5,925
Unamortized premium on long-term debt, net of discount	3
Total long-term debt	$5,928
The premium on long-term debt primarily represents non-cash fair market value adjustments resulting from acquisitions, which are amortized over the life of the related debt.
10. INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions

NORTHROP GRUMMAN CORPORATION

of the contract price, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims, and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011, in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney's fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company's motion for summary judgment and ordered the relator's False Claims Act case be dismissed with prejudice. On December 19, 2014, the company filed a motion for partial summary judgment asking the court to dismiss the principal counterclaim referenced above. Although the ultimate outcome of these matters ("the FSS matters," collectively), including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert's report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT) a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $42 million as of December 31, 2014), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $34 million as of December 31, 2014) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $8 million as of December 31, 2014). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $38 million as of December 31, 2014), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert's recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert's most recent report. At yet to be specified future dates, the court is expected to hear testimony from witnesses and to issue a decision on the parties' claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On October 29, 2013, the court issued its decision in favor of the defendants on the statutory claims. On May 9, 2014, the court granted defendants' dispositive motions on the remaining tort causes of action. Notice of entry of judgment was filed on July 1, 2014. The Orange County Water District filed a notice of appeal on August 28, 2014. Pursuant to the court's rules, Orange County Water District's opening brief will be due in early March, unless the court directs otherwise.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material

NORTHROP GRUMMAN CORPORATION

adverse effect on the company's consolidated financial position as of December 31, 2014, or its annual results of operations or cash flows.
11. COMMITMENTS AND CONTINGENCIES
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
At December 31, 2014, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 31, 2014, or its annual results of operations and/or cash flows.
Environmental Matters
As of December 31, 2014, management estimates that the range of reasonably possible future costs for environmental remediation is between $363 million and $809 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At December 31, 2014, the amount within that range accrued for probable environmental remediation costs was $381 million, of which $142 million is recorded in other current liabilities and $239 million is recorded in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on U.S. Government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of December 31, 2014, $75 million is deferred in inventoried costs and $118 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, we do not anticipate future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company's consolidated financial position as of December 31, 2014, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks, and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2014, there were $295 million of stand-by letters of credit and guarantees, and $163 million of surety bonds outstanding.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of December 31, 2014, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

Operating Leases
Rental expense for operating leases was $304 million in 2014, $298 million in 2013, and $347 million in 2012. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term non-cancelable operating leases as of December 31, 2014, are payable as follows:

$ in millions
Year Ending December 31
2015	$267
2016	214
2017	140
2018	84
2019	57
Thereafter	78
Total minimum lease payments	$840
12. RETIREMENT BENEFITS
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
Defined Contribution Plans – The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, including certain employees covered under collective bargaining agreements. Company contributions for most plans are based on a cash matching of employee contributions up to four percent of compensation. In addition to the 401(k) defined contribution benefit, certain employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The company’s contributions to these defined contribution plans for the years ended December 31, 2014, 2013 and 2012, were $282 million, $285 million and $293 million, respectively.
Non-U.S. Benefit Plans – The company sponsors several benefit plans for non-U.S. employees. These plans are designed to provide benefits appropriate to local practice and in accordance with local regulations. Some of these plans are funded using benefit trusts that are separate from the company.
Medical and Life Benefits – The company provides a portion of the costs for certain health care and life insurance benefits for a substantial number of its active and retired employees. Certain covered employees achieve eligibility to participate in these plans upon retirement from active service if they meet specified age and years of service requirements. Qualifying dependents are also eligible for plan benefits in certain circumstances. The company reserves the right to amend or terminate the plans at any time. The company has capped the amount of its contributions to substantially all of its remaining post retirement medical and life benefit plans.
In addition to a company and employee cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, conformance to a schedule of reasonable fees, the use of managed care providers and coordination of benefits with other plans. The plans also provide for a Medicare carve-out. Subsequent to January 1, 2005 (or earlier at some segments), newly hired employees are not eligible for subsidized post retirement medical and life benefits.
In the first quarter of 2014, we communicated an amendment to most of our Medicare-eligible retirees, that beginning in the third quarter of 2014, in lieu of the benefits previously provided under the plans, the company will provide subsidies to reimburse retirees for a portion of the cost of individual Medicare-supplemental coverage purchased directly by the retiree through a private insurance exchange. The amendment did not affect Pre-Medicare retirees. We expect that the cost of retiree medical coverage in 2015 will be comparable to 2014.

NORTHROP GRUMMAN CORPORATION

Summary Plan Results
The cost to the company of its retirement benefit plans is shown in the following table:

	Year Ended December 31
	Pension Benefits			Medical and Life Benefits
$ in millions	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$457	$516	$522	$34	$36	$34
Interest cost	1,260	1,117	1,184	99	96	109
Expected return on plan assets	(1,871)	(1,809)	(1,708)	(83)	(75)	(68)
Amortization of:
Prior service credit	(59)	(58)	(58)	(45)	(51)	(51)
Net loss from previous years	327	608	427	13	30	21
Other	1	—	7	—	—	—
Net periodic benefit cost	$115	$374	$374	$18	$36	$45
The table below summarizes the components of changes in unamortized benefit plan costs for the years ended December 31, 2014, 2013 and 2012:

$ in millions	Pension Benefits	Medical and Life Benefits	Total
Changes in unamortized benefit plan costs
Change in net actuarial loss	$2,353	$151	$2,504
Change in prior service cost	(2)	—	(2)
Amortization of:
Prior service credit	58	51	109
Net loss from previous years	(427)	(21)	(448)
Tax benefit related to above items	(788)	(72)	(860)
Change in unamortized benefit plan costs – 2012	$1,194	$109	$1,303
Change in net actuarial loss	$(2,158)	$(280)	$(2,438)
Amortization of:
Prior service credit	58	51	109
Net loss from previous years	(608)	(30)	(638)
Tax expense related to above items	1,075	102	1,177
Change in unamortized benefit plan costs – 2013	$(1,633)	$(157)	$(1,790)
Change in net actuarial loss	$3,833	$234	$4,067
Change in prior service cost	—	(92)	(92)
Amortization of:
Prior service credit	59	45	104
Net loss from previous years	(327)	(13)	(340)
Tax benefit related to above items	(1,357)	(66)	(1,423)
Change in unamortized benefit plan costs – 2014	$2,208	$108	$2,316

NORTHROP GRUMMAN CORPORATION

	Pension Benefits		Medical and Life Benefits
$ in millions	2014	2013	2014	2013
Amounts recorded in accumulated other comprehensive loss
Net actuarial loss	$(8,797)	$(5,291)	$(372)	$(151)
Prior service credit	364	423	94	47
Income tax benefits related to above items	3,285	1,928	110	44
Unamortized benefit plan costs	$(5,148)	$(2,940)	$(168)	$(60)
The following tables set forth the funded status and amounts recognized in the consolidated statements of financial position for the company’s defined benefit pension and retiree health care and life insurance benefit plans. Pension benefits data includes the qualified plans, foreign plans and domestic unfunded non-qualified plans for benefits provided to directors, officers and certain employees. The company uses a December 31 measurement date for its plans.

	Pension Benefits		Medical and Life Benefits
$ in millions	2014	2013	2014	2013
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$25,972	$27,746	$2,224	$2,448
Service cost	457	516	34	36
Interest cost	1,260	1,117	99	96
Participant contributions	19	12	50	77
Plan amendments	—	—	(92)	—
Actuarial (gain) loss	4,273	(2,063)	258	(219)
Benefits paid	(1,409)	(1,365)	(186)	(227)
Other	(47)	9	11	13
Projected benefit obligation at end of year	$30,525	$25,972	$2,398	$2,224

	Pension Benefits		Medical and Life Benefits
$ in millions	2014	2013	2014	2013
Change in plan assets
Fair value of plan assets at beginning of year	$24,098	$22,962	$1,175	$1,062
Net gain on plan assets	2,298	1,907	108	137
Employer contributions	78	579	57	114
Participant contributions	19	12	50	77
Benefits paid	(1,409)	(1,365)	(186)	(227)
Other	(21)	3	12	12
Fair value of plan assets at end of year	25,063	24,098	1,216	1,175
Funded status	$(5,462)	$(1,874)	$(1,182)	$(1,049)
Amounts recognized in the Consolidated Statements of Financial Position
Non-current assets	$3	$117	$80	$72
Current liability	(133)	(122)	(39)	(36)
Non-current liability	(5,332)	(1,869)	(1,223)	(1,085)

NORTHROP GRUMMAN CORPORATION

The following table shows those amounts expected to be recognized in net periodic benefit cost in 2015:

$ in millions	Pension Benefits	Medical and Life Benefits
Amounts expected to be recognized in 2015 net periodic benefit cost
Net actuarial loss	$682	$27
Prior service credit	(60)	(28)
The accumulated benefit obligation for all defined benefit pension plans was $30.3 billion and $25.7 billion at December 31, 2014 and 2013, respectively.
Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2014	2013
Projected benefit obligation	$30,405	$24,129
Accumulated benefit obligation	30,172	23,830
Fair value of plan assets	24,940	22,138

NORTHROP GRUMMAN CORPORATION

Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine benefit obligations and net periodic benefit cost:

	Pension Benefits		Medical and Life Benefits
	2014	2013	2014	2013
Assumptions used to determine benefit obligation at December 31
Discount rate	4.12%	4.99%	4.04%	4.90%
Initial cash balance crediting rate assumed for the next year	2.75%	3.90%
Rate to which the cash balance crediting rate is assumed to increase (the ultimate rate)	3.50%	4.70%
Year that the cash balance crediting rate reaches the ultimate rate	2020	2019
Rate of compensation increase	3.00%	3.00%
Initial health care cost trend rate assumed for the next year			6.50%	6.50%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate			2019	2017
Assumptions used to determine benefit cost for the year ended December 31
Discount rate	4.99%	4.12%	4.90%	4.02%
Initial cash balance crediting rate assumed for the next year	3.90%	3.00%
Rate to which the cash balance crediting rate is assumed to increase (the ultimate rate)	4.70%	4.25%
Year that the cash balance crediting rate reaches the ultimate rate	2019	2018
Expected long-term return on plan assets	8.00%	8.00%	7.45%	7.33%
Rate of compensation increase	3.00%	2.75%
Initial health care cost trend rate assumed for the next year			6.50%	7.00%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate			2017	2017
Plan Assets and Investment Policy
Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is to exceed the assumed rate of return over the long term within reasonable and prudent levels of risk. Through consultation with our investment management team and outside investment advisers, management develops expected long-term returns for each of the plans’ strategic asset classes. In addition to our historical investment performance, we consider several factors, including current market data such as yields/price-earnings ratios, historical market returns over long periods and periodic surveys of investment managers’ expectations. Using policy target allocation percentages and the asset class expected returns, a weighted-average expected return is calculated. Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. Risk targets are established and monitored against acceptable ranges.
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

NORTHROP GRUMMAN CORPORATION

For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2014:

Asset Allocation Ranges
Domestic equities	13% - 33%
International equities	7% - 27%
Fixed income securities	30% - 50%
Alternative investments	10% - 30%
The table below provides the fair values of the company’s pension and VEBA trust plan assets at December 31, 2014, and 2013, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 1 for definition of levels). The significant amount of Level 2 investments in the table results from including in this category investments in pooled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis, and fixed income securities valued using model-based pricing services.

	Level 1		Level 2		Level 3		Total
$ in millions	2014	2013	2014	2013	2014	2013	2014	2013
Asset category
Cash and cash equivalents (1)	$ 38	$ 32	$ 1,737	$ 1,467			$ 1,775	$ 1,499
Domestic equities	4,729	4,163	147	287	$2	$ 2	4,878	4,452
International equities	2,675	2,473	2,062	1,741			4,737	4,214
Fixed income securities
U.S. Treasuries			957	1,602			957	1,602
U.S. Government Agency			909	974			909	974
Non-U.S. Government			440	422			440	422
Corporate debt			5,710	4,744			5,710	4,744
Asset backed			604	545	4	4	608	549
High yield debt			586	922	—	1	586	923
Bank loans			228	185			228	185
Alternative Investments
Hedge funds					632	821	632	821
Private equities					2,030	2,075	2,030	2,075
Real estate					2,759	2,767	2,759	2,767
Other	32	26	(2)	20			30	46
Fair value of plan assets at the end of the year	$7,474	$6,694	$13,378	$12,909	$5,427	$5,670	$26,279	$25,273

(1)	Cash and cash equivalents are predominantly held in money market funds.

NORTHROP GRUMMAN CORPORATION

The changes in the fair value of the pension and VEBA plan trust assets measured using Level 3 significant unobservable inputs during 2014 and 2013, are as follows:

$ in millions	Hedge funds and High-yield debt	Private equities	Real Estate	Other	Total
Balance as of December 31, 2012	$786	$1,980	$2,256	$6	$5,028
Actual return on plan assets:
Unrealized (losses) gains, net	(16)	112	262	—	358
Realized gains, net	43	—	—	—	43
Purchases	200	666	763	—	1,629
Sales	(191)	(683)	(514)	—	(1,388)
Balance as of December 31, 2013	$822	$2,075	$2,767	$6	$5,670
Actual return on plan assets:
Unrealized gains (losses), net	(46)	(60)	173	—	67
Realized gains (losses), net	89	10	71	—	170
Purchases	21	431	61	—	513
Sales	(254)	(426)	(313)	—	(993)
Balance as of December 31, 2014	$632	$2,030	$2,759	$6	$5,427
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
Non-government fixed income securities are invested across various industry sectors and credit quality ratings. Generally, investment guidelines are written to limit securities, for example, to no more than 5 percent of each trust account, and to exclude the purchase of securities issued by the company. The number of real estate and private equity partnerships is 164 and the unfunded commitments are $833 million and $899 million as of December 31, 2014 and 2013, respectively. For alternative investments that cannot be redeemed, such as limited partnerships, the typical investment term is ten years. For alternative investments that permit redemptions, such redemptions are generally made quarterly and require a 90-day notice. The company is generally unable to determine the final redemption date and amount until the request is processed by the investment fund and therefore categorizes such alternative investments as Level 3 assets.
For the years ended December 31, 2014 and 2013, the defined benefit pension and VEBA trusts did not hold any Northrop Grumman common stock.
Benefit Payments
The following table reflects estimated future benefit payments for the next ten years, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2014:

$ in millions	Pension Plans	Medical and Life Plans
Year Ending December 31
2015	$1,395	$154
2016	1,452	158
2017	1,506	161
2018	1,565	164
2019	1,623	166
2020 through 2024	8,975	828

NORTHROP GRUMMAN CORPORATION

In 2015, the company expects to contribute the required minimum funding level of approximately $77 million to its pension plans and approximately $68 million to its other post-retirement benefit plans. The company also expects to make additional voluntary pension contributions of approximately $500 million in 2015.
13. STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Compensation Plans
At December 31, 2014, Northrop Grumman had stock-based compensation awards outstanding under the following plans: the 2001 Long-Term Incentive Stock Plan (2001 Plan) and the 2011 Long-Term Incentive Stock Plan (2011 Plan), both applicable to employees, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND) and the 1995 Stock Plan for Non-Employee Directors (1995 SPND), as amended. All of these plans were approved by the company’s shareholders. The company has historically issued new shares to satisfy award grants.
Employee Plans – In 2011, the shareholders of the company approved the company’s 2011 Plan, which replaced the expired 2001 Plan. The 2011 Plan permits grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs) and stock awards. Outstanding stock options granted after January 1, 2008, vest in equal increments over three years from the grant date, and grants outstanding expire seven years after the grant date. No SARs have been granted under either plan. Stock awards in the form of restricted performance stock rights (RPSR) and restricted stock rights (RSR) are granted to key employees without payment to the company. The 2011 Plan also provides equity-based award grants to non-employee directors.
Under the 2011 Plan, the company is authorized to issue or transfer shares of common stock pursuant to the types of awards mentioned above. The 2011 Plan authorized 39.1 million new shares plus 6.9 million shares from the 2001 Plan that were previously authorized and available to be issued at the date the 2001 Plan expired. Under the terms of the 2011 Plan, in the event that outstanding awards under the 2001 Plan expire or terminate without being exercised or paid, as the case may be, such shares (the Forfeited Shares) will become available for award under the 2011 Plan.
Recipients of RPSRs earn shares of stock, based on achievement of financial objectives determined by the board of directors in accordance with the plan. Depending on actual performance against these objectives, recipients earn between 0 and 200 percent of the original grant, as well as dividend equivalents on the ultimate number of shares issued. RPSRs and RSRs issued under either plan generally vest after three years. Termination of employment can result in forfeiture of some or all of the benefits extended. Shares issued under the 2011 Plan, other than for stock options, SARs and the Forfeited Shares, are counted against the 2011 Plan’s aggregate share limit as 4.5 shares for every one share actually issued in connection with the award; any shares issued for stock options, SARs and the Forfeited Shares are counted against the 2011 Plan's aggregate share limit on a one-for-one basis.
As of December 31, 2014, 25 million shares are available for grant under the 2011 Plan.
Non-Employee Director Plans – Under the 2011 Plan, each non-employee director must defer a portion of their compensation into a stock unit account (Automatic Stock Units). The Automatic Stock Units accrued under the 2011 Plan and the 1993 SPND are paid out in the form of common stock at the conclusion of the director's board service, or earlier, as specified by the director, if he or she has five or more years of service. In addition, each director may elect to defer payment of all or a portion of his or her remaining cash retainer or committee retainer fees into a stock unit account (Elective Stock Units) or in alternative investment options. The Elective Stock Units are paid at the conclusion of board service or earlier as specified by the director, regardless of years of service. Directors are credited with dividend equivalents in connection with the Automatic and Elective Stock Units until shares of common stock related to such stock units are issued. Since all directors are eligible to receive awards under the 2011 Plan, shares from this plan are available for future director awards following the same share counting limits as described for the employee plans. Awards under the 2011 Plan are made pursuant to the Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the 2011 Plan, which sets forth the terms and conditions for the awards of stock units as described above.

NORTHROP GRUMMAN CORPORATION

Compensation Expense
Stock-based compensation expense and the related tax benefits for the years ended December 31, 2014, 2013 and 2012, are as follows:

	Year Ended December 31
$ in millions	2014	2013	2012
Stock-based compensation expense:
Stock options	$—	$4	$10
Stock awards	134	140	173
Total stock-based compensation expense	134	144	183
Tax benefits from the exercise of stock options	29	25	26
Tax benefits from the issuance of stock awards	52	16	19
Total tax benefits recognized for stock-based compensation	$81	$41	$45
At December 31, 2014, there was $89 million of unrecognized compensation expense related to unvested stock awards granted under the company’s stock-based compensation plans. These amounts are expected to be charged to expense over a weighted-average period of 1.3 years.
Stock Options
There were no stock options issued in 2014 or 2013. As of December 31, 2014 and 2013, there were 0.3 million and 1.7 million stock options outstanding, respectively. There were 1.4 million stock options exercised during the year ended December 31, 2014. All stock options outstanding were fully vested and exercisable at December 31, 2014.
The total intrinsic value of exercised stock options for the years ended December 31, 2014, 2013 and 2012, was $94 million, $118 million and $97 million, respectively. The total intrinsic value for options outstanding for the years ended December 31, 2014, 2013 and 2012, was $28 million, $101 million and $66 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised), or at December 31, 2014 (for options outstanding), less the applicable exercise price.
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

NORTHROP GRUMMAN CORPORATION

Stock award activity for the years ended December 31, 2014, 2013 and 2012, is presented in the table below. Vested awards do not include any adjustments to reflect the final performance measure for issued shares.

	Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2012	3,622	$58	1.6
Granted	1,860	60
Vested	(1,800)	55
Forfeited	(204)	59
Outstanding at December 31, 2012	3,478	$61	1.6
Granted	1,577	64
Vested	(1,323)	60
Forfeited	(312)	62
Outstanding at December 31, 2013	3,420	$61	1.5
Granted	763	118
Vested	(1,217)	58
Forfeited	(158)	70
Outstanding at December 31, 2014	2,808	$77	1.1
The company issued 2.6 million, 3.4 million and 2.8 million shares to employees in settlement of fully vested stock awards, which had total fair values at issuance of $305 million, $226 million and $172 million and grant date fair values of $80 million, $105 million and $75 million during the years ended December 31, 2014, 2013 and 2012, respectively. The differences between the fair values at issuance and the grant date fair values reflect the effects of the performance adjustments and changes in the fair market value of the company’s common stock.
In 2014, the company granted certain employees 0.2 million RSRs and 0.6 million RPSRs under the company's long-term incentive stock plan, with a grant date aggregate fair value of $90 million. The majority of stock awards were granted in February 2014. The RSRs will typically vest on the third anniversary of the grant date, while the RPSRs will vest and pay out based on the achievement of financial metrics for the three-year period ending December 31, 2016.
In 2015, the company expects to issue to employees approximately 2.6 million shares of common stock with a grant date fair value of $107 million, principally related to the 2012 RPSR awards that vested as of December 31, 2014. The ultimate amount of shares to be paid out is subject to approval by the Compensation Committee of the Board of Directors and may vary from this estimate.
Cash Awards
In 2014, the company granted certain employees cash units (CUs) and cash performance units (CPUs) with a minimum aggregate payout amount of $32 million and a maximum aggregate payout amount of $179 million. The majority of cash awards were granted in February 2014. The CUs will vest and settle in cash on the third anniversary of the grant date, while the CPUs will vest and settle in cash based on the achievement of financial metrics for the three-year period ending December 31, 2016. At December 31, 2014, there was $122 million of unrecognized compensation expense related to cash awards.
14. UNAUDITED SELECTED QUARTERLY DATA
Unaudited quarterly financial results are set forth in the following tables. It is the company’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar in which we close our books on a Friday near each quarter-end date, in order to normalize the potentially disruptive effects of quarterly closings on business processes.

NORTHROP GRUMMAN CORPORATION

This practice is only used at interim periods within a reporting year.

2014
In millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$5,848	$6,039	$5,984	$6,108
Operating income	845	820	769	762
Net earnings	579	511	473	506

Basic earnings per share	2.68	2.41	2.29	2.52
Diluted earnings per share	2.63	2.37	2.26	2.48

Weighted-average common shares outstanding	216.3	212.4	206.2	200.8
Weighted-average diluted shares outstanding	220.4	215.2	209.2	204.2
Significant 2014 Fourth Quarter Events – In the fourth quarter of 2014, the company repurchased 4.5 million shares of common stock for $599 million.

2013
In millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$6,104	$6,294	$6,106	$6,157
Operating income	759	806	790	768
Net earnings	489	488	497	478

Basic earnings per share	2.07	2.09	2.18	2.17
Diluted earnings per share	2.03	2.05	2.14	2.12

Weighted-average common shares outstanding	236.4	234.0	228.2	220.5
Weighted-average diluted shares outstanding	241.0	237.5	232.6	225.2
Significant 2013 Fourth Quarter Events – In the fourth quarter of 2013, the company repurchased 6.6 million shares of common stock for $699 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures as of December 31, 2014, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended December 31, 2014, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The company adopted the new framework in 2014.

NORTHROP GRUMMAN CORPORATION

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
To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting is effective as of December 31, 2014.
Deloitte & Touche LLP issued an attestation report dated February 2, 2015, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2014, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/ Wesley G. Bush
Chairman, Chief Executive Officer and President

/s/ James F. Palmer
Corporate Vice President and Chief Financial Officer
February 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 2, 2015

NORTHROP GRUMMAN CORPORATION

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.
EXECUTIVE OFFICERS
Our executive officers as of February 2, 2015, are listed below, along with their ages on that date, positions and offices with the company, and principal occupations and employment, focused primarily on the past five years.

Name	Age	Office Held	Since	Recent Business Experience
Wesley G. Bush	53	Chairman, Chief Executive Officer and President	2010	President and Chief Operating Officer (2007-2009); Prior to March 2007, President and Chief Financial Officer (2006-2007); Corporate Vice President and Chief Financial Officer (2005-2006)
Patrick M. Antkowiak	54	Corporate Vice President and Chief Technology Officer	2014
Vice President and General Manager, Advanced Concepts and Technologies Division, Electronic Systems Sector (2010-2014); Vice President of Engineering, Manufacturing and Logistics, Electronic Systems Sector (2010)

M. Sidney Ashworth	63	Corporate Vice President, Government Relations	2010
Vice President of Washington Operations, GE Aviation (2010); Prior to March 2010, Principal, the Ashworth Group (2009-2010); Professional Staff Member, U.S. Senate Committee on Appropriations (1995-2009)

Mark A. Caylor	50	Corporate Vice President and President, Enterprise Services and Chief Strategy Officer	2013	Corporate Vice President and Treasurer (2011-2012); Assistant Treasurer (2008-2011); Director, Mergers & Acquisitions (2006-2008)
Sheila C. Cheston	56	Corporate Vice President and General Counsel	2010	Executive Vice President and Director, BAE Systems, Inc. (2009 -2010); Prior to September 2009, Senior Vice President, General Counsel, Secretary and Director, BAE Systems, Inc. (2002-2009)
Gloria A. Flach	56	Corporate Vice President and President, Electronic Systems Sector	2013
Corporate Vice President and President, Enterprise Shared Services (2010-2012); Sector Vice President and General Manager, Targeting Systems Division, Electronic Systems Sector (2010); Prior to 2010, Sector Vice President and General Manager of Engineering, Manufacturing and Logistics, Electronic Systems Sector (2009)

Darryl M. Fraser	56	Corporate Vice President, Communications	2008	Sector Vice President of Business Development and Strategic Initiatives, Mission Systems Sector (2007-2008)

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Recent Business Experience
Michael A. Hardesty	43	Corporate Vice President, Controller, and Chief Accounting Officer	2013
Vice President and Chief Financial Officer, Information Systems sector (2011-2013); Vice President, Internal Audit (2010-2011); Vice President and Chief Financial Officer, Enterprise Shared Services (2008-2010)

Christopher T. Jones	50	Corporate Vice President and President, Technical Services	2013	Vice President and General Manager, Integrated Logistics and Modernization Division, Technical Services Sector (2010-2012); Director of Product Support (2004-2010)
James F. Palmer*	65	Corporate Vice President and Chief Financial Officer	2007	Executive Vice President and Chief Financial Officer, Visteon Corporation (2004-2007)
Denise M. Peppard	58	Corporate Vice President and Chief Human Resources Officer	2011	Vice President and Chief Human Resources, Computer Sciences Corporation (2010-2011); Senior Vice President of Human Resources, Wyeth Pharmaceuticals, Inc. (2001-2010)
David T. Perry	50	Corporate Vice President and Chief Global Business Development Officer	2012	Vice President and General Manager of Naval and Marine Systems Division, Electronic Systems Sector (2009-2012); Vice President of Marine Systems, Electronic Systems Sector (2005-2009)
Thomas E. Vice	52	Corporate Vice President and President, Aerospace Systems Sector	2013
Corporate Vice President and President, Technical Services (2010-2012); Sector Vice President and General Manager, Battle Management and Engagement Systems Division, Aerospace Systems Sector (2008-2010)

Kathy J. Warden	43	Corporate Vice President and President, Information Systems Sector	2013
Vice President and General Manager, Cyber Intelligence Division (2011-2012); Vice President, Cyber and SIGINT business unit (2008-2011); Vice President, Intelligence Systems, General Dynamics Corporation (2007-2008)

*
As previously announced, James F. Palmer will retire in 2015. Effective the day after the filing of this Form 10-K, Kenneth L. Bedingfield will become our Corporate Vice President and Chief Financial Officer (Principal Financial Officer).

AUDIT COMMITTEE FINANCIAL EXPERT
The information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
CODE OF ETHICS
We have adopted Standards of Business Conduct for all of our employees, including the principal executive officer, principal financial officer and principal accounting officer. The Standards of Business Conduct can be found on our internet website at www.northropgrumman.com under “Investor Relations – Corporate Governance – Overview.” A copy of the Standards of Business Conduct is available to any stockholder who requests it by writing to: Northrop Grumman Corporation, c/o Office of the Secretary, 2980 Fairview Park Drive, Falls Church, VA 22042.
The website and information contained on it or incorporated in it are not intended to be incorporated in this report on Form 10-K or other filings with the Securities and Exchange Commission.
OTHER DISCLOSURES
Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

NORTHROP GRUMMAN CORPORATION

Item 11. Executive Compensation
Information concerning Executive Compensation, including information concerning Compensation Committee Interlocks and Insider Participation and Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information as to Certain Relationships and Related Transactions and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information as to Principal Accountant Fees and Services will be incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

NORTHROP GRUMMAN CORPORATION

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Statements of Earnings and Comprehensive (Loss) Income
Consolidated Statements of Financial Position
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

NORTHROP GRUMMAN CORPORATION

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
Northrop Grumman Corporation 1993 Stock Plan for Non-Employee Directors (as Amended and Restated January 1, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009, filed July 23, 2009)

NORTHROP GRUMMAN CORPORATION

+10(f)
Northrop Grumman Corporation Non-Employee Directors Equity Participation Plan (Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10(q) to Form 10-K for the year ended December 31, 2007, filed February 20, 2008)

+10(g)
Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Shareholders filed April 21, 2008)

(i)	Form of Notice of Non-Qualified Grant of Stock Options and Option Agreement (incorporated by reference to Exhibit 10.5 to Form S-4 Registration Statement No. 333-83672 filed March 4, 2002)

(ii)	Form of Agreement for 2005 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(v) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

(iii)	Form of letter from Northrop Grumman Corporation regarding Stock Option Retirement Enhancement (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 14, 2005 and filed March 15, 2005)

(iv)	Form of Agreement for 2006 Stock Options (officer) (incorporated by reference to Exhibit 10(d)(viii) to Form 10-K for the year ended December 31, 2005, filed February 17, 2006)

(v)	Form of Agreement for 2007 Stock Options (officers) (incorporated by reference to Exhibit 10(2)(ii) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007)

(vi)	Form of Agreement for 2008 Stock Options (officer) (incorporated by reference to Exhibit 10(4)(i) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)

(vii)	Form of Agreement for 2009 Stock Options (incorporated by reference to Exhibit 10.2(i) to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

(viii)	Form of Agreement for 2010 Stock Options (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010, filed April 28, 2010)

(ix)
Form of Agreement for 2011 Stock Options granted under the Northrop Grumman 2001 Long-Term Incentive Stock Plan (As amended through December 19, 2007) (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 22, 2011)

(x)
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

*+10(h)	Northrop Grumman 2011 Long-Term Incentive Stock Plan (as Amended Through December 4, 2014)

(i)
Summary of Non-Employee Director Award Terms Under the 2011 Long-Term Incentive Stock Plan effective December 21, 2011 (incorporated by reference to Exhibit 10(j)(ii) to Form 10-K for the year ended December 31, 2011, filed February 7, 2012)

*(ii)	Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2011 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2015

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
Grant Certificate Specifying the Terms and Conditions Applicable to Special 2013 Restricted Stock Rights Granted to James F. Palmer Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2013)

NORTHROP GRUMMAN CORPORATION

(viii)
Grant Certificate Specifying the Terms and Conditions Applicable to 2014 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 24, 2014)

(ix)
Grant Certificate Specifying the Terms and Conditions Applicable to 2014 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 24, 2014)

(x)
Amended and Restated Grant Certificate Specifying the Terms and Conditions Applicable to 2014 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2014, filed July 23, 2014)

(xi)
Amended and Restated Grant Certificate Specifying the Terms and conditions Applicable to 2014 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2014, filed July 23, 2014)

+10(i)
Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10(l) to Form 10-K for the year ended December 31, 2013, Filed February 3, 2014)

(i)
Appendix B to the Northrop Grumman Supplemental Plan 2: ERISA Supplemental Program 2 (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10(l)(i) to Form 10-K for the year ended December 31, 2013, filed February 3, 2014)

(ii)
Appendix F to the Northrop Grumman Supplemental Plan 2: CPC Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2012) (incorporated by reference to Exhibit 10(k)(iii) to Form 10-K for the year ended December 31, 2011, filed February 8, 2012)

(iii)
Appendix G to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2012) (incorporated by reference to Exhibit 10(k)(iv) to Form 10-K for the year ended December 31, 2011, filed February 8, 2012)

+10(j)
Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) (Amended and Restated Effective January 1, 2014) (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 2013, filed February 3, 2014)

+10(k)
Northrop Grumman Electronic Systems Executive Pension Plan (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10(n) to Form 10-K for the year ended December 31, 2013, filed February 3, 2014)

+10(l)
Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation (Amended and Restated Effective July 20, 2012) (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012)

+10(m)	Letter dated May 15, 2013, between the Board of Directors and Wesley G. Bush (incorporated by reference to Exhibit 99.1 to Form 8-K filed May 15, 2013)

+10(n)	Non-Employee Director Compensation Term Sheet, effective May 15, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2012, filed July 24, 2012)

+10(o)	Non-Employee Director Compensation Term Sheet, effective May 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014, filed July 23, 2014)

+*10(p)	Non-Employee Director Compensation Term Sheet, effective January 1, 2015

+10(q)
Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012, filed April 24, 2012)

NORTHROP GRUMMAN CORPORATION

+10(r)
Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2013) (incorporated by reference to Exhibit 10(t) to Form 10-K for the year ended December 31, 2012, filed February 4, 2013)

+10(s)
The 2002 Incentive Compensation Plan of Northrop Grumman Corporation, As Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

+10(t)
Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non-Section 162(m) Officers), as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

+*10(u)	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2015)

+*10(v)	Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of January 1, 2014)

+10(w)	Compensatory Arrangements of Certain Officers (incorporated by reference to Item 5.02(e) of Form 8-K filed February 21, 2014)

+10(x)
Offering letter dated February 1, 2007 from Northrop Grumman Corporation to James F. Palmer relating to position of Corporate Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10(3) to Form 10-Q for the quarter ended March 31, 2007, filed April 24, 2007), as amended by Amendment to Letter Agreement between Northrop Grumman Corporation and James F. Palmer dated December 17, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 19, 2008)

+10(y)
Northrop Grumman Supplemental Retirement Replacement Plan, as Restated, dated January 1, 2008 between Northrop Grumman Corporation and James F. Palmer (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 19, 2008)

(i)
First Amendment to the Northrop Grumman Supplemental Retirement Replacement Plan, dated October 25, 2011 (incorporated by reference to Exhibit 10(bb)(i) to Form 10-K for the year ended December 31, 2011, filed February 7, 2012)

+10(z)
Northrop Grumman Corporation Special Officer Retiree Medical Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended March 31, 2008, filed April 24, 2008)

+10(aa)	Executive Life Insurance Policy (incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended December 31, 2004, filed March 4, 2005)

+10(bb)
Executive Accidental Death, Dismemberment and Plegia Insurance Policy Terms applicable to Executive Officers dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009)

+10(cc)
Executive Long-Term Disability Insurance Policy as amended by Amendment No. 2 dated June 19, 2008 and effective as of October 4, 2007 (incorporated by reference to Exhibit 10(2) to Form 10-Q for the quarter ended June 30, 2008, filed July 29, 2008)

+10(dd)
Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, filed February 22, 1996), as amended by action of the Compensation Committee of the Board of Directors of Northrop Grumman Corporation effective July 1, 2009 (incorporated by reference to Item 5.02(e) of Form 8-K filed May 26, 2009)

+10(ee)	Group Personal Excess Liability Policy (incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2011, filed July 27, 2011)

NORTHROP GRUMMAN CORPORATION

+10(ff)
Letter dated December 16, 2009 from Northrop Grumman Corporation to Wesley G. Bush regarding compensation effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2009)

+10(gg)
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

*101
Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statements of Earnings and Comprehensive (Loss) Income, (ii) Consolidated Statements of Financial Position, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement

*	Filed with this Report

**	Furnished with this Report

NORTHROP GRUMMAN CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of February 2015.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Michael A. Hardesty
Michael A. Hardesty
Corporate Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 2nd day of February 2015, by the following persons and in the capacities indicated.

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