Form 10-Q
period 2015-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2015-04-29
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
As of April 24, 2015, 193,784,684 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2015	2014
Sales
Product	$3,429	$3,408
Service	2,528	2,440
Total sales	5,957	5,848
Operating costs and expenses
Product	2,542	2,533
Service	2,000	1,928
General and administrative expenses	635	542
Operating income	780	845
Other (expense) income
Interest expense	(76)	(69)
Other, net	—	10
Earnings before income taxes	704	786
Federal and foreign income tax expense	220	207
Net earnings	$484	$579

Basic earnings per share	$2.45	$2.68
Weighted-average common shares outstanding, in millions	197.7	216.3
Diluted earnings per share	$2.41	$2.63
Weighted-average diluted shares outstanding, in millions	200.5	220.4

Net earnings (from above)	$484	$579
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	96	61
Change in cumulative translation adjustment	(29)	2
Other, net	(1)	—
Other comprehensive income, net of tax	66	63
Comprehensive income	$550	$642
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$2,646	$3,863
Accounts receivable, net	3,131	2,806
Inventoried costs, net	818	742
Deferred tax assets	371	404
Prepaid expenses and other current assets	177	369
Total current assets	7,143	8,184
Property, plant and equipment, net of accumulated depreciation of $4,648 in 2015 and $4,611 in 2014	2,989	2,991
Goodwill	12,464	12,466
Non-current deferred tax assets	1,393	1,622
Other non-current assets	1,277	1,309
Total assets	$25,266	$26,572

Liabilities
Trade accounts payable	$1,248	$1,305
Accrued employee compensation	1,063	1,441
Advance payments and amounts in excess of costs incurred	1,430	1,713
Other current liabilities	1,543	1,433
Total current liabilities	5,284	5,892
Long-term debt, net of current portion	6,418	5,925
Pension and other post-retirement benefit plan liabilities	5,962	6,555
Other non-current liabilities	854	965
Total liabilities	18,518	19,337

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2015—195,111,898 and 2014—198,930,240	195	199
Paid-in capital	—	—
Retained earnings	11,843	12,392
Accumulated other comprehensive loss	(5,290)	(5,356)
Total shareholders’ equity	6,748	7,235
Total liabilities and shareholders’ equity	$25,266	$26,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2015	2014
Operating activities
Net earnings	$484	$579
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	99	109
Stock-based compensation	24	22
Excess tax benefits from stock-based compensation	(105)	(68)
Deferred income taxes	204	40
Changes in assets and liabilities:
Accounts receivable, net	(325)	(531)
Inventoried costs, net	(76)	(66)
Prepaid expenses and other assets	16	(6)
Accounts payable and other liabilities	(889)	(755)
Income taxes payable	366	279
Retiree benefits	(440)	14
Other, net	(12)	(19)
Net cash used in operating activities	$(654)	$(402)

Investing activities
Capital expenditures	(117)	(60)
Other investing activities, net	2	(72)
Net cash used in investing activities	(115)	(132)

Financing activities
Common stock repurchases	(825)	(570)
Net proceeds from issuance of long-term debt	600	—
Cash dividends paid	(156)	(132)
Other financing activities, net	(67)	(29)
Net cash used in financing activities	(448)	(731)
Decrease in cash and cash equivalents	(1,217)	(1,265)
Cash and cash equivalents, beginning of year	3,863	5,150
Cash and cash equivalents, end of period	$2,646	$3,885
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2015	2014
Common stock
Beginning of year	$199	$218
Common stock repurchased	(5)	(5)
Shares issued for employee stock awards and options	1	2
End of period	195	215
Paid-in capital
Beginning of year	—	848
Common stock repurchased	—	(560)
Stock compensation	—	(7)
Other	—	11
End of period	—	292
Retained earnings
Beginning of year	12,392	12,538
Common stock repurchased	(854)	—
Net earnings	484	579
Dividends declared	(142)	(134)
Stock compensation	(37)	—
End of period	11,843	12,983
Accumulated other comprehensive loss
Beginning of year	(5,356)	(2,984)
Other comprehensive income, net of tax	66	63
End of period	(5,290)	(2,921)
Total shareholders’ equity	$6,748	$10,569
Cash dividends declared per share	$0.70	$0.61
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
The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the company’s 2014 Annual Report on Form 10-K.
The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30 and third quarter as ending on September 30. It is the company's long-standing practice to establish actual interim closing dates using a “fiscal” calendar, in which we close our books on a Friday near these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. This practice is only used at interim periods within a reporting year.
Accounting Estimates
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation thereof requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of sales and expenses during the reporting period. Estimates have been prepared using the most current and best available information; however, actual results could differ materially from those estimates.
Revenue Recognition
The majority of our sales are derived from long-term contracts with the United States (U.S.) Government for the production of goods, the provision of services, or in some cases, a combination of both. In accounting for these contracts, we utilize either the cost-to-cost or the units-of-delivery method of percentage-of-completion accounting, with cost-to-cost being the predominant method. The company estimates profit on contracts as the difference between total estimated sales and total estimated cost of a contract at completion and recognizes that profit either as costs are incurred (cost-to-cost) or as units are delivered (units-of-delivery). The company classifies sales as product or service depending upon the predominant attributes of the contract.
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
Significant changes in estimates on a single contract could have a material effect on the company's unaudited condensed consolidated financial position or results of operations. Where such changes occur, we generally disclose the nature, underlying conditions and financial impact of the change. No discrete event or adjustments to an individual contract were material to the accompanying unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

The effect of aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting is as follows:

	Three Months Ended March 31
$ in millions, except per share data	2015	2014
Operating Income	$187	$197
Net Earnings (1)	122	128
Diluted earnings per share (1)	0.61	0.58
(1) Based on statutory tax rates
As of March 31, 2015, the recognized amounts related to contract claims and requests for equitable adjustment are not material individually or in aggregate. In addition, as of March 31, 2015, the company does not have any contract terminations in process that we anticipate would have a material effect on our unaudited condensed consolidated financial position, or our annual results of operations and/or cash flows.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017; however, a delay in the effective date is currently being considered by the FASB, which we expect will result in at least a one year deferral. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the company’s consolidated financial position, annual results of operations and cash flows.
Other accounting standards updates effective after March 31, 2015, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
Shareholders' Equity
The company records the difference between the cost of shares repurchased and their par value as well as tax withholding in excess of related stock compensation expense as a reduction of paid-in capital to the extent available and then as a reduction of retained earnings.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	March 31, 2015	December 31, 2014
Unamortized benefit plan costs, net of tax benefit of $3,336 as of March 31, 2015 and $3,395 as of December 31, 2014	$(5,220)	$(5,316)
Cumulative translation adjustment	(70)	(41)
Net unrealized gain on marketable securities and cash flow hedges, net of tax	—	1
Total accumulated other comprehensive loss	$(5,290)	$(5,356)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.5 billion and $5.6 billion as of March 31, 2015 and December 31, 2014, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the interest rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from accumulated other comprehensive income to net earnings related to the amortization of benefit plan costs were $96 million and $38 million, net of taxes, for the three months ended March 31, 2015 and

NORTHROP GRUMMAN CORPORATION

2014, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost (See Note 8 for further information).
Reclassifications from accumulated other comprehensive income to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three months ended March 31, 2015 and 2014, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 2.8 million shares and 4.1 million shares for the three months ended March 31, 2015 and 2014, respectively. The weighted-average diluted shares outstanding would exclude stock options with exercise prices in excess of the average market price of the company's common stock during the period; however, we had no such stock options outstanding for the three months ended March 31, 2015 and 2014.
Share Repurchases
The table below summarizes the company’s share repurchases:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(3)	Date Completed	Three Months Ended March 31
					2015	2014
May 15, 2013 (1)	$4,000	32.8	$121.97	March 2015	2.7	4.8
December 4, 2014(2)	$3,000	2.6	$161.18		2.6	—

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company's common stock ("2013 Repurchase Program"). Repurchases under the 2013 Repurchase Program commenced in September 2013.

(2)
On December 4, 2014, the company's board of directors authorized a new share repurchase program of up to an additional $3.0 billion of the company's common stock ("2014 Repurchase Program"). Repurchases under the 2014 Repurchase Program commenced in March 2015 upon the completion of the company's 2013 Repurchase Program. As of March 31, 2015, repurchases under the 2014 Repurchase Program totaled $0.4 billion; $2.6 billion remained under this share repurchase authorization. By its terms, the 2014 Repurchase Program will expire when we have used all authorized funds for repurchases.

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

NORTHROP GRUMMAN CORPORATION

designed to more fully leverage existing capabilities and enhance development and delivery of products and services.
The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2015	2014
Sales
Aerospace Systems	$2,498	$2,420
Electronic Systems	1,681	1,644
Information Systems	1,574	1,577
Technical Services	770	697
Intersegment eliminations	(566)	(490)
Total sales	5,957	5,848
Operating income
Aerospace Systems	315	324
Electronic Systems	247	268
Information Systems	166	162
Technical Services	68	68
Intersegment eliminations	(61)	(65)
Total segment operating income	735	757
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	83	110
Unallocated corporate expenses	(38)	(22)
Total operating income	$780	$845
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS (U.S. Government Cost Accounting Standards) pension adjustment reflects the difference between pension expense charged to contracts and included as cost in segment operating income and pension expense determined in accordance with GAAP. The decrease in net FAS/CAS pension adjustment is principally due to an increase in FAS expense, as a result of changes in our FAS discount rate and mortality assumptions as of December 31, 2014. The increase in FAS expense was partially offset by higher CAS expense resulting from updated mortality assumptions.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS regulations and the Federal Acquisition Regulation, and are therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits, and certain unallowable costs such as lobbying activities, among others. Unallocated corporate expenses increased for the three months ended March 31, 2015 due to higher deferred state taxes resulting from the company's $500 million discretionary pension contribution in the quarter.
4.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2015	2014
Federal and foreign income tax expense	$220	$207
Effective income tax rate	31.3%	26.3%
The company's higher effective tax rate for the three months ended March 31, 2015, reflects the absence of a $51 million benefit for the partial resolution of the Internal Revenue Service (IRS) examination of our 2007-2009 tax

NORTHROP GRUMMAN CORPORATION

returns recognized in the first quarter of 2014. The remaining matters related to our 2007 - 2009 tax returns and issues related to our 2010 - 2011 tax returns are currently before the IRS Office of Appeals. The company believes it is reasonably possible that within the next 12 months we will resolve the remaining matters on our 2007-2011 tax returns. The combined resolution of these items, excluding interest, could result in a reduction of our unrecognized tax benefits up to $75 million and a reduction of our income tax expense up to $40 million.
The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The IRS is conducting an examination of the company's tax returns for the years 2012 and 2013. Open tax years related to state and foreign jurisdictions remain subject to examination, but are not expected to have a material effect on the company’s unaudited condensed consolidated financial statements.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents comparative carrying value and fair value information for our financial assets and liabilities:

	March 31, 2015		December 31, 2014
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$327	$327	$331	$331
Available-for-sale	4	4	5	5
Derivatives	6	6	1	1
Long-term debt, including current portion	$(6,528)	$(7,492)	$(5,928)	$(6,726)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2015.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund non-qualified employee benefit plans consisting of securities that are classified as either trading or available-for-sale. These assets are recorded at fair value on a recurring basis and substantially all of these instruments are valued using Level 1 inputs, with an immaterial amount valued using Level 2 inputs. As of March 31, 2015 and December 31, 2014, marketable securities of $331 million and $336 million, respectively, were included in other non-current assets in the unaudited condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts. The notional value of the company's derivative portfolio at March 31, 2015 and December 31, 2014, was $140 million and $146 million, respectively. The portion of notional value designated as cash flow hedges at March 31, 2015 and December 31, 2014, was $24 million and $34 million, respectively.
Derivative financial instruments are recognized as assets or liabilities in the unaudited condensed consolidated financial statements and measured at fair value on a recurring basis. Substantially all of these instruments are valued using Level 2 inputs. Where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rates.
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the recognition of the underlying hedged transaction. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income. The derivative fair values and related unrealized gains/losses at March 31, 2015 and December 31, 2014, were not material.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

NORTHROP GRUMMAN CORPORATION

Debt Issuance
In February 2015, the company issued $600 million of unsecured senior notes due April 15, 2045 with a fixed interest rate of 3.85 percent (the Notes). Interest on the Notes is payable semi-annually in arrears. The Notes are subject to redemption at the company's discretion at any time, or from time to time, prior to maturity in whole or in part at the greater of the principal amount of the Notes or an applicable "make-whole" amount, plus accrued and unpaid interest. We are using the net proceeds from this offering for general corporate purposes, including the funding of a $500 million voluntary contribution to our pension plans in the first quarter of 2015 and debt repayment.
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney's fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On December 19, 2014, the company filed a motion for partial summary judgment asking the court to dismiss the principal counterclaim referenced above. Although the ultimate outcome of these matters ("the FSS matters," collectively), including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert's report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $34 million as of March 31, 2015), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $27 million as of March 31, 2015) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $7 million as of March 31, 2015). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $34 million as of March 31, 2015), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert's recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert's most recent report. At yet to be specified future dates, the court is expected to hear testimony from witnesses and to issue a decision on the parties’ claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical

NORTHROP GRUMMAN CORPORATION

contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On October 29, 2013, the court issued its decision in favor of the defendants on the statutory claims. On May 9, 2014, the court granted defendants' dispositive motions on the remaining tort causes of action. Notice of entry of judgment was filed on July 1, 2014. The Orange County Water District filed a notice of appeal on August 28, 2014. The Orange County Water District's opening brief is due on June 8, 2015.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of March 31, 2015, or its annual results of operations or cash flows.
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
At March 31, 2015, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2015, or its annual results of operations and/or cash flows.
Environmental Matters
The estimated cost to complete remediation at certain current or formerly owned or leased sites has been accrued where the company believes, based on the facts and circumstances known to the company, it is probable the company will incur costs to address environmental impacts and the costs are reasonably estimable. As of March 31, 2015, management estimates the range of reasonably possible future costs for environmental remediation is between $362 million and $795 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At March 31, 2015, the amount within that range accrued for probable environmental remediation costs was $377 million, of which $148 million is recorded in other current liabilities and $229 million is recorded in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on U.S. Government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of March 31, 2015, $74 million is deferred in inventoried costs and $119 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as our environmental remediation

NORTHROP GRUMMAN CORPORATION

projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, we do not anticipate future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company's unaudited condensed consolidated financial position as of March 31, 2015, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2015, there were $270 million of stand-by letters of credit and guarantees and $160 million of surety bonds outstanding.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2015, or its annual results of operations and/or cash flows.
Operating Leases
Rental expense for operating leases was $81 million and $72 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are net of immaterial amounts of sublease rental income.
8.    RETIREMENT BENEFITS
The cost to the company of its retirement plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		Medical and Life Benefits
$ in millions	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$121	$114	$9	$8
Interest cost	306	315	24	26
Expected return on plan assets	(494)	(467)	(22)	(21)
Amortization of:
Prior service credit	(15)	(15)	(7)	(7)
Net loss from previous years	171	82	6	2
Net periodic benefit cost	$89	$29	$10	$8
Employer Contributions
The company sponsors defined benefit pension and post-retirement plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. Additionally, in the first quarter of 2015, we made a voluntary pension contribution of $500 million.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended March 31
$ in millions	2015	2014
Defined benefit pension plans	$525	$21
Post-retirement benefit plans	6	7
Defined contribution plans	85	73

NORTHROP GRUMMAN CORPORATION

9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
In February 2015, the company granted certain employees 0.2 million restricted stock rights (RSRs) and 0.4 million restricted performance stocks rights (RPSRs) under the company's long-term incentive stock plan, with a grant date aggregate fair value of $87 million. The RSRs will typically vest on the third anniversary of the grant date, while the RPSRs will vest and pay out based on the achievement of financial metrics for the three-year period ending December 31, 2017.
Cash Awards
In February 2015, the company granted certain employees cash units (CUs) and cash performance units (CPUs) with a minimum aggregate payout amount of $34 million and a maximum aggregate payout amount of $190 million. The CUs will vest and settle in cash on the third anniversary of the grant date, while the CPUs will vest and settle in cash based on the achievement of financial metrics for the three-year period ending December 31, 2017.

NORTHROP GRUMMAN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation (the "Corporation") and subsidiaries as of March 31, 2015, and the related condensed consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders' equity for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Corporation's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of earnings and comprehensive (loss) income, cash flows, and changes in shareholders' equity for the year then ended (not presented herein); and in our report dated February 2, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/  Deloitte & Touche LLP
McLean, Virginia
April 28, 2015

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company. We offer a broad portfolio of capabilities and technologies that enable us to deliver innovative products, systems and solutions for applications that range from undersea to outer space and into cyberspace. We provide products, systems and solutions in unmanned systems; cyber; command, control, communications and computers (C4), intelligence, surveillance and reconnaissance (C4ISR); strike aircraft; and logistics and modernization to government and commercial customers worldwide through our four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. We participate in many high-priority defense and government programs in the United States (U.S.) and abroad. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state and local governments and commercial customers.
The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2014 Annual Report on Form 10-K, which provides a more thorough discussion of our systems, products and solutions; political and economic environment; industry outlook; and business trends. See further discussions in the Consolidated Operating Results and Segment Operating Results sections that follow.
Political and Economic Environment
The following is an update of events relating to the company’s political and economic environment since the filing of our 2014 Annual Report on Form 10-K.
On February 2, 2015, the President delivered his FY 2016 budget to Congress. The FY 2016 budget seeks an increase in defense and non-defense spending, including $534 billion for the DoD’s annual budget and an additional $51 billion for Overseas Contingency Operations. While the President's FY 2016 budget is in line with projections included in his FY 2015 budget, it is approximately $38 billion more than the current DoD appropriations and $34 billion more than the spending caps provided for in the Budget Control Act (BCA). The Administration and Congress continue to debate the defense budget and strategies to address the BCA’s spending caps.
The Temporary Debt Limit Extension Act suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) until March 15, 2015. On March 16, 2015, the Treasury Department began taking “extraordinary measures” to finance the government. If the debt ceiling is not raised, it is anticipated that the debt ceiling will be reached later this year.
Operating Performance Assessment and Reporting
We manage and assess our business based on our performance on contracts and programs (typically two or more closely-related contracts). Sales from our portfolio of long-term contracts are primarily recognized using the cost-to-cost method of percentage of completion accounting, but in some cases the units-of-delivery method of percentage of completion accounting is utilized. As a result, sales tend to fluctuate in concert with costs incurred across our large portfolio of contracts. Due to Federal Acquisition Regulation (FAR) rules that govern our U.S. Government business and related Cost Accounting Standards (CAS), most types of costs are allocable to U.S. Government contracts, and we do not focus on individual cost groupings (such as manufacturing, engineering and design labor costs, subcontractor costs, material costs, overhead costs and general and administrative costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.
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

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended March 31
$ in millions, except per share amounts	2015	2014
Sales	$5,957	$5,848
Operating costs and expenses	5,177	5,003
Operating income	780	845
Operating margin rate	13.1%	14.4%
Federal and foreign income tax expense	220	207
Effective income tax rate	31.3%	26.3%
Net earnings	484	579
Diluted earnings per share	2.41	2.63
Net cash used in operating activities	$(654)	$(402)
Sales
Sales for the three months ended March 31, 2015, increased $109 million, or 2 percent, as compared with the same period in 2014.
The table below shows the variances in segment sales from the prior year period:

$ in millions	Three Month Variance
Aerospace Systems	$78	3%
Electronic Systems	37	2%
Information Systems	(3)	—
Technical Services	73	10%
Intersegment sales elimination	(76)	16%
Total sales variance	$109	2%
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
Operating costs and expenses comprise the following:

	Three Months Ended March 31
$ in millions	2015	2014
Product costs	$2,542	$2,533
Service costs	2,000	1,928
General and administrative expenses	635	542
Operating costs and expenses	$5,177	$5,003
Product costs as a percentage of product sales for the three months ended March 31, 2015 were 74.1 percent as compared to 74.3 percent during the same period in 2014; the decrease was mainly due to improved performance partially offset by business mix changes, which resulted in lower volume for mature fixed price production programs

NORTHROP GRUMMAN CORPORATION

and higher volume for cost-type development programs. Service costs as a percentage of service sales for the three months ended March 31, 2015 were 79.1 percent, which is comparable with the 79.0 percent during the same period in 2014. For further information regarding product and service sales and costs, see the Product and Service Analysis section that follows Segment Operating Results.
General and administrative expenses as a percentage of total sales for the three months ended March 31, 2015 were 10.7 percent as compared with 9.3 percent during the same period in 2014, principally due to an increase in independent research and development (IR&D).
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

	Three Months Ended March 31
$ in millions	2015	2014
Favorable adjustments	$290	$256
Unfavorable adjustments	(103)	(59)
Net favorable adjustments	$187	$197
Net cumulative catch-up adjustments by segment are presented in the table below:

	Three Months Ended March 31
$ in millions	2015	2014
Aerospace Systems	$111	$125
Electronic Systems	42	57
Information Systems	23	18
Technical Services	14	13
Eliminations	(3)	(16)
Net favorable adjustments	$187	$197
Federal and Foreign Income Tax Expense
The effective tax rates for the three months ended March 31, 2015, was 31.3 percent, as compared with 26.3 percent in 2014. The company's higher effective tax rate for the three months ended March 31, 2015, reflects the absence of a $51 million benefit for the partial resolution of the Internal Revenue Service (IRS) examination of our 2007-2009 tax returns recognized in the first quarter of 2014.
Net Earnings
Net earnings for the three months ended March 31, 2015 was $484 million, as compared with $579 million in 2014. Net earnings decreased $95 million, or 16 percent, principally due to the higher effective tax rate discussed above as well as lower net FAS (GAAP Financial Accounting Standards)/CAS adjustment and segment operating income, both of which are discussed in Segment Operating Results.
Diluted Earnings Per Share
Diluted earnings per share for the three months ended March 31, 2015, decreased $0.22, or 8 percent, as compared with the same period in 2014, reflecting lower earnings, partially offset by lower weighted-average shares outstanding resulting from shares repurchased during 2014 and 2015.
Net Cash Used in Operating Activities
For the three months ended March 31, 2015, net cash used in operating activities increased $252 million, as compared with the same period in 2014, principally driven by a $500 million voluntary pre-tax pension contribution which was partially offset by changes in trade working capital.

NORTHROP GRUMMAN CORPORATION

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
Segment Operating Income
Segment operating income, as reconciled below, is a non-GAAP measure and is used by management as an internal measure for financial performance of our operating segments. Segment operating income reflects total earnings from our four segments including allocated pension expense recognized under CAS and excludes unallocated corporate items, including FAS pension expense.

	Three Months Ended March 31
$ in millions	2015	2014
Segment operating income	$735	$757
Segment operating margin rate	12.3%	12.9%
Segment operating income decreased for the three months ended March 31, 2015, principally due to lower segment operating margin rates at three of our sectors, partially offset by higher sales volume.
The table below reconciles segment operating income to total operating income by including the impact of net FAS/CAS pension adjustments, as well as certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or FAR.

	Three Months Ended March 31
$ in millions	2015	2014
Segment operating income	$735	$757
CAS pension expense	172	139
Less: FAS pension expense	(89)	(29)
Net FAS/CAS pension adjustment	83	110
Unallocated corporate expenses	(38)	(22)
Total operating income	$780	$845
For financial statement purposes, we account for our employee pension plans in accordance with GAAP under FAS. However, the cost of these plans is charged to our contracts in accordance with the FAR and the related CAS that govern such plans. The net FAS/CAS pension adjustment reflects the difference between pension expense charged to contracts and included as cost in segment operating income and pension expense determined in accordance with GAAP. The decrease in net FAS/CAS pension adjustment is principally due to an increase in FAS expense, as a result of changes in our FAS discount rate and mortality assumptions as of December 31, 2014. The increase in FAS expense was partially offset by higher CAS expense resulting from updated mortality assumptions.
Unallocated corporate expenses generally include the portion of corporate expenses, other than FAS pension costs, not considered allowable or allocable under applicable CAS and FAR rules, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, certain compensation and retiree benefits, and other expenses. Unallocated corporate expenses increased for the three months ended March 31, 2015 due to higher deferred state taxes resulting from the company's $500 million discretionary pension contribution in the quarter.

NORTHROP GRUMMAN CORPORATION

AEROSPACE SYSTEMS

	Three Months Ended March 31
$ in millions	2015	2014
Sales	$2,498	$2,420
Operating income	315	324
Operating margin rate	12.6%	13.4%
Aerospace Systems sales for the three months ended March 31, 2015, increased $78 million, or 3 percent, as compared with the same period in 2014, primarily due to higher volume on unmanned and space programs, partially offset by lower volume on manned military aircraft programs. Volume was higher across a number of programs in the unmanned portfolio including the NATO Alliance Ground Surveillance program. The increase in space programs was mainly due to higher volume on restricted programs, partially offset by lower volume on the Advanced Extremely High Frequency program. The decrease in manned military aircraft programs is a result of fewer F/A-18 deliveries due to program ramp-down and the timing of F-35 deliveries, partially offset by a ramp-up of production activities on the E-2D Advanced Hawkeye program.
Operating income for the three months ended March 31, 2015, decreased $9 million, or 3 percent, and operating margin rate decreased to 12.6 percent from 13.4 percent. Operating income and margin rate for 2015 decreased primarily due to less favorable performance and higher unallowable expenses, partially offset by the higher sales volume described above.
ELECTRONIC SYSTEMS

	Three Months Ended March 31
$ in millions	2015	2014
Sales	$1,681	$1,644
Operating income	247	268
Operating margin rate	14.7%	16.3%
Electronic Systems sales for the three months ended March 31, 2015, increased $37 million, or 2 percent, as compared with the same period in 2014. The increase was driven by higher volume on space sensors, marine systems and tactical sensors programs, which were partially offset by lower volume on combat avionics programs.
Operating income for the three months ended March 31, 2015, decreased $21 million, or 8 percent, and operating margin rate decreased to 14.7 percent from 16.3 percent. Operating income and margin rate for 2015 decreased primarily due to business mix changes, which resulted in lower volume for mature fixed price production programs and higher volume for cost-type development programs as well as less favorable performance, primarily in land and self-protection systems.
INFORMATION SYSTEMS

	Three Months Ended March 31
$ in millions	2015	2014
Sales	$1,574	$1,577
Operating income	166	162
Operating margin rate	10.5%	10.3%
Information Systems sales for the three months ended March 31, 2015, were comparable with the same period in 2014. Sales decreases on command and control and civil programs were offset by increases on intelligence, surveillance and reconnaissance, integrated air and missile defense, communications and cyber programs.
Operating income for the three months ended March 31, 2015, increased $4 million, or 2 percent, and operating margin rate increased to 10.5 percent from 10.3 percent primarily due to improved performance resulting from risk retirements associated with program completions.

NORTHROP GRUMMAN CORPORATION

TECHNICAL SERVICES

	Three Months Ended March 31
$ in millions	2015	2014
Sales	$770	$697
Operating income	68	68
Operating margin rate	8.8%	9.8%
Technical Services sales for the three months ended March 31, 2015, increased $73 million, or 10 percent, as compared with the same period in 2014. The increase is primarily due to growth in international sales, including higher volume on the Ministry of the National Guard Training Support program, and higher intercompany sales, which more than offset lower volume on the InterContinental Ballistic Missile program.
Operating income for the three months ended March 31, 2015 was consistent with the same period in 2014. Operating margin rate decreased to 8.8 percent from 9.8 percent primarily due to lower income from an unconsolidated joint venture than in the prior year period.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2015		2014
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$1,945	$1,711	$1,973	$1,708
Service	553	472	447	388
Electronic Systems
Product	1,373	1,177	1,321	1,105
Service	308	257	323	271
Information Systems
Product	338	297	319	297
Service	1,236	1,111	1,258	1,118
Technical Services
Product	69	63	56	50
Service	701	639	641	579
Segment Totals
Total Product	$3,725	$3,248	$3,669	$3,160
Total Service	2,798	2,479	2,669	2,356
Intersegment eliminations	(566)	(505)	(490)	(425)
Total segment(1)	$5,957	$5,222	$5,848	$5,091
(1) The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.
Product Sales and Costs
Product sales for the three months ended March 31, 2015 increased $56 million, or 2 percent, as compared with the same period in 2014. The increase was primarily driven by higher product sales at Electronic Systems due to increased volume on space sensors, marine systems and tactical sensor programs, partially offset by lower combat avionics sales, as described in the Segment Operating Results section above.

NORTHROP GRUMMAN CORPORATION

Product costs for the three months ended March 31, 2015, increased $88 million, or 3 percent, as compared with the same period in 2014. The increase was primarily driven by the higher product sales described above. In addition, lower product operating margin rates at Electronic Systems, due to business mix changes and less favorable performance, were partially offset by improved performance at Information Systems, as described in the Segment Operating Results section above.
Service Sales and Costs
Service sales for the three months ended March 31, 2015, increased $129 million, or 5 percent, as compared with the same period in 2014. The increase was primarily due to higher service sales at Aerospace Systems and Technical Services. The increase at Aerospace Systems was primarily driven by higher service sales on manned military aircraft and unmanned programs. The increase at Technical Services was primarily driven by higher service sales on international programs, as described in the Segment Operating Results section above.
Service costs for the three months ended March 31, 2015, increased $123 million, or 5 percent, as compared with the same period in 2014. The increase is consistent with the increase in service sales described above. Improved performance on service sales at Aerospace Systems were offset by lower income from an unconsolidated joint venture at Technical Services.
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
Backlog consisted of the following as of March 31, 2015, and December 31, 2014:

	March 31, 2015			December 31, 2014
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$10,584	$8,801	$19,385	$20,063
Electronic Systems	7,666	2,343	10,009	9,715
Information Systems	3,118	2,842	5,960	6,115
Technical Services	2,639	360	2,999	2,306
Total backlog	$24,007	$14,346	$38,353	$38,199
New Awards
The estimated value of contract awards recorded during the three months ended March 31, 2015 was $6.1 billion. New awards during this period include $807 million for the Ministry of the National Guard Training Support, $606 million for the F-35 program, $360 million for the E-2D Advanced Hawkeye program, $209 million for the B-2 program and $133 million for the F/A-18 program.
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
In February 2015, the company issued $600 million of unsecured senior notes due April 15, 2045 with a fixed interest rate of 3.85 percent (the Notes). Interest on the Notes is payable semi-annually in arrears. The Notes are subject to redemption at the company's discretion at any time, or from time to time, prior to maturity in whole or in part at the greater of the principal amount of the Notes or an applicable "make-whole" amount, plus accrued and unpaid interest. We are using the net proceeds from this offering for general corporate purposes, including the funding of a $500 million voluntary contribution to our pension plans in the first quarter of 2015 and debt repayment.
The company maintains an unsecured credit facility in an aggregate principal amount of $1.775 billion (the Credit Agreement). At March 31, 2015, the company was in compliance with all covenants under the Credit Agreement and there was no balance outstanding under this facility.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.

NORTHROP GRUMMAN CORPORATION

The table below summarizes key components of cash flows provided by operating activities:

	Three Months Ended March 31
$ in millions	2015	2014
Net earnings	$484	$579
Non-cash items(1)	222	103
Changes in assets and liabilities:
Trade working capital	(908)	(1,079)
Retiree benefits	(440)	14
Other, net	(12)	(19)
Net cash used in operating activities	$(654)	$(402)

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
The table below reconciles cash used in operating activities to free cash flow from operations:

	Three Months Ended March 31
$ in millions	2015	2014
Net cash used in operating activities	$(654)	$(402)
Less: capital expenditures	(117)	(60)
Free cash flow	$(771)	$(462)
Free cash flow for the three months ended March 31, 2015, decreased $309 million, as compared to the same period in 2014, principally driven by a $500 million voluntary pre-tax pension contribution which was partially offset by changes in trade working capital.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates or judgments from those discussed in our 2014 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
See Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1.

NORTHROP GRUMMAN CORPORATION

FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contains statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends,” "goals," and similar expressions generally identify these forward-looking statements.
Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2014. They include:

•	our dependence on a single customer, the U.S. Government

•	delays or reductions in appropriations for our programs and U.S. Government funding

•	investigations, claims and/or litigation

•	our international business

•	the improper conduct of employees, agents, business partners or joint ventures in which we participate

•	the use of accounting estimates for our contracts

•	cyber and other security threats or disruptions

•	changes in actuarial assumptions associated with our pension and other post-retirement benefit plans

•	the performance and financial viability of our suppliers and the availability and pricing of raw materials and components

•	competition within our markets

•	changes in procurement and other laws and regulations applicable to our industry

•	natural and/or environmental disasters

•	the adequacy of our insurance coverage, customer indemnifications or other liability protections

•	the products and services we provide related to nuclear operations

•	changes in business conditions that could impact recorded goodwill or the value of other long-lived assets

•	our ability to develop new products and technologies and maintain technologies, facilities, equipment and a qualified workforce

•	our ability to meet performance obligations under our contracts

•	unforeseen environmental costs

•	our ability to protect our intellectual property rights

•	changes in our tax provisions or exposure to additional tax liabilities

•	the spin-off of our former Shipbuilding business
Additional information regarding these risks and other important factors can be found in the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2014 and as disclosed in this report and from time to time in our other filings with the SEC.
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

NORTHROP GRUMMAN CORPORATION

CONTRACTUAL OBLIGATIONS
Other than the debt issuance, including associated interest, described in Note 5 of Part I, Item 1, and in the Liquidity and Capital Resources section, there have been no material changes to our contractual obligations from those discussed in our 2014 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2014 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURES CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act")) as of March 31, 2015, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2015, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2014 Annual Report on Form 10-K, and updated that information in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of our reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2014 Annual Report on Form 10-K, as updated by Note 6 to the unaudited condensed consolidated financial statements in this report, we do not believe that the outcome of any matter currently pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of March 31, 2015, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A of our 2014 Annual Report on Form 10-K.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended March 31, 2015:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
January	929,040	$152.14	929,040	$3,306
February	1,676,000	166.76	1,676,000	3,026
March	2,717,300	161.44	2,717,300	2,588
Total	5,322,340	$161.49	5,322,340	$2,588

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company's common stock ("2013 Repurchase Program"). Repurchases under the 2013 Repurchase Program commenced in September 2013. On December 4, 2014, the company's board of directors authorized a new share repurchase program of up to an additional $3.0 billion of the company's common stock ("2014 Repurchase Program"). Repurchases under the 2014 Repurchase Program commenced in March 2015 upon the completion of the company's 2013 Repurchase Program. As of March 31, 2015, repurchases under the 2014 Repurchase Program totaled $0.4 billion; $2.6 billion remained under this share repurchase authorization. By its terms, the 2014 Repurchase Program will expire when we have used all authorized funds for repurchases.

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

NORTHROP GRUMMAN CORPORATION

Item 6. Exhibits

2.1
Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 29, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 4, 2011)

2.2
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 4, 2011)

4.1
Sixth Supplemental Indenture, dated as of February 6, 2015 between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed February 6, 2015)

4.2	Form of 3.850% Senior Note due 2045 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 6, 2015)

+10.1
Grant Certificate Specifying the Terms and Conditions Applicable to 2015 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 20, 2015)

+10.2
Grant Certificate Specifying the Terms and Conditions Applicable to 2015 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 20, 2015)

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth L. Bedingfield (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth L. Bedingfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: April 28, 2015