Form 10-Q
period 2015-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2015-07-29
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
As of July 24, 2015, 187,392,516 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2015	2014	2015	2014
Sales
Product	$3,509	$3,564	$6,938	$6,972
Service	2,387	2,475	4,915	4,915
Total sales	5,896	6,039	11,853	11,887
Operating costs and expenses
Product	2,568	2,668	5,110	5,201
Service	1,874	1,961	3,874	3,889
General and administrative expenses	641	590	1,276	1,132
Operating income	813	820	1,593	1,665
Other (expense) income
Interest expense	(75)	(70)	(151)	(139)
Other, net	(2)	6	(2)	16
Earnings before income taxes	736	756	1,440	1,542
Federal and foreign income tax expense	205	245	425	452
Net earnings	$531	$511	$1,015	$1,090

Basic earnings per share	$2.77	$2.41	$5.21	$5.09
Weighted-average common shares outstanding, in millions	191.8	212.4	194.8	214.3
Diluted earnings per share	$2.74	$2.37	$5.15	$5.01
Weighted-average diluted shares outstanding, in millions	193.7	215.2	197.1	217.7

Net earnings (from above)	$531	$511	$1,015	$1,090
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	96	35	192	96
Change in cumulative translation adjustment	13	—	(16)	2
Other, net	—	—	(1)	—
Other comprehensive income, net of tax	109	35	175	98
Comprehensive income	$640	$546	$1,190	$1,188
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,907	$3,863
Accounts receivable, net	3,151	2,806
Inventoried costs, net	856	742
Deferred tax assets	386	404
Prepaid expenses and other current assets	160	369
Total current assets	6,460	8,184
Property, plant and equipment, net of accumulated depreciation of $4,728 in 2015 and $4,611 in 2014	3,005	2,991
Goodwill	12,464	12,466
Non-current deferred tax assets	1,383	1,622
Other non-current assets	1,240	1,309
Total assets	$24,552	$26,572

Liabilities
Trade accounts payable	$1,246	$1,305
Accrued employee compensation	1,097	1,441
Advance payments and amounts in excess of costs incurred	1,370	1,713
Other current liabilities	1,441	1,433
Total current liabilities	5,154	5,892
Long-term debt, net of current portion	6,417	5,925
Pension and other post-retirement benefit plan liabilities	5,871	6,555
Other non-current liabilities	939	965
Total liabilities	18,381	19,337

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2015—188,381,212 and 2014—198,930,240	188	199
Paid-in capital	—	—
Retained earnings	11,164	12,392
Accumulated other comprehensive loss	(5,181)	(5,356)
Total shareholders’ equity	6,171	7,235
Total liabilities and shareholders’ equity	$24,552	$26,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2015	2014
Operating activities
Net earnings	$1,015	$1,090
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	216	217
Stock-based compensation	47	51
Excess tax benefits from stock-based compensation	(106)	(74)
Deferred income taxes	139	21
Changes in assets and liabilities:
Accounts receivable, net	(344)	(577)
Inventoried costs, net	(117)	(33)
Prepaid expenses and other assets	48	(23)
Accounts payable and other liabilities	(870)	(588)
Income taxes payable	314	103
Retiree benefits	(378)	8
Other, net	8	(25)
Net cash (used in) provided by operating activities	$(28)	$170

Investing activities
Capital expenditures	(232)	(176)
Other investing activities, net	(2)	(72)
Net cash used in investing activities	(234)	(248)

Financing activities
Common stock repurchases	(1,916)	(1,301)
Net proceeds from issuance of long-term debt	600	—
Cash dividends paid	(309)	(280)
Other financing activities, net	(69)	(15)
Net cash used in financing activities	(1,694)	(1,596)
Decrease in cash and cash equivalents	(1,956)	(1,674)
Cash and cash equivalents, beginning of year	3,863	5,150
Cash and cash equivalents, end of period	$1,907	$3,476
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30
$ in millions, except per share amounts	2015	2014
Common stock
Beginning of year	$199	$218
Common stock repurchased	(12)	(11)
Shares issued for employee stock awards and options	1	2
End of period	188	209
Paid-in capital
Beginning of year	—	848
Common stock repurchased	—	(896)
Stock compensation	—	37
Other	—	11
End of period	—	—
Retained earnings
Beginning of year	12,392	12,538
Common stock repurchased	(1,933)	(398)
Net earnings	1,015	1,090
Dividends declared	(297)	(285)
Stock compensation	(13)	—
End of period	11,164	12,945
Accumulated other comprehensive loss
Beginning of year	(5,356)	(2,984)
Other comprehensive income, net of tax	175	98
End of period	(5,181)	(2,886)
Total shareholders’ equity	$6,171	$10,268
Cash dividends declared per share	$1.50	$1.31
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
Revenue Recognition
The majority of our sales are derived from long-term contracts with the United States (U.S.) Government for the production of goods, the provision of services, or in some cases, a combination of both. In accounting for these contracts, we utilize either the cost-to-cost or the units-of-delivery method of percentage-of-completion accounting, with cost-to-cost being the predominant method. The company estimates profit on contracts as the difference between total estimated sales and total estimated cost at completion and recognizes that profit either as costs are incurred (cost-to-cost) or as units are delivered (units-of-delivery). The company classifies sales as product or service depending upon the predominant attributes of the contract.
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

NORTHROP GRUMMAN CORPORATION

The effect of aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting is as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2015	2014	2015	2014
Operating Income	$162	$165	$349	$362
Net Earnings (1)	105	107	227	235
Diluted earnings per share (1)	0.54	0.50	1.15	1.08
(1) Based on statutory tax rates
As of June 30, 2015, the recognized amounts related to contract claims and requests for equitable adjustment are not material individually or in aggregate. In addition, as of June 30, 2015, the company does not have any contract terminations in process that we anticipate would have a material effect on our unaudited condensed consolidated financial position, or our annual results of operations and/or cash flows.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to January 1, 2018. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the company’s consolidated financial position, annual results of operations and cash flows.
Other accounting standards updates effective after June 30, 2015, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
Shareholders' Equity
The company records the difference between the cost of shares repurchased and their par value as well as tax withholding in excess of related stock compensation expense as a reduction of paid-in capital to the extent available and then as a reduction of retained earnings.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	June 30, 2015	December 31, 2014
Unamortized benefit plan costs, net of tax benefit of $3,276 as of June 30, 2015 and $3,395 as of December 31, 2014	$(5,124)	$(5,316)
Cumulative translation adjustment	(57)	(41)
Net unrealized gain on marketable securities and cash flow hedges, net of tax	—	1
Total accumulated other comprehensive loss	$(5,181)	$(5,356)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.4 billion and $5.6 billion as of June 30, 2015 and December 31, 2014, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the interest rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from accumulated other comprehensive income to net earnings related to the amortization of benefit plan costs were $96 million and $192 million, net of taxes, for the three and six months ended June 30, 2015, respectively, and were $35 million and $73 million, net of taxes, for the three and six months ended June 30, 2014,

NORTHROP GRUMMAN CORPORATION

respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost (See Note 8 for further information).
Reclassifications from accumulated other comprehensive income to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three and six months ended June 30, 2015 and 2014, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 1.9 million shares and 2.3 million shares for the three and six months ended June 30, 2015, respectively. The dilutive effect of these securities totaled 2.8 million and 3.4 million for the three and six months ended June 30, 2014, respectively. The weighted-average diluted shares outstanding would exclude stock options with exercise prices in excess of the average market price of the company's common stock during the period; however, we had no such stock options outstanding for the three and six months ended June 30, 2015 and 2014.
Share Repurchases
The table below summarizes the company’s share repurchases:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(3)	Date Completed	Six Months Ended June 30
					2015	2014
May 15, 2013 (1)	$4,000	32.8	$121.97	March 2015	2.7	10.9
December 4, 2014(2)	$3,000	9.4	$160.34		9.4	—

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company's common stock (2013 Repurchase Program). Repurchases under the 2013 Repurchase Program commenced in September 2013.

(2)
On December 4, 2014, the company's board of directors authorized a new share repurchase program of up to an additional $3.0 billion of the company's common stock (2014 Repurchase Program). Repurchases under the 2014 Repurchase Program commenced in March 2015 upon the completion of the company's 2013 Repurchase Program. As of June 30, 2015, repurchases under the 2014 Repurchase Program totaled $1.5 billion and there was $1.5 billion remaining under this share repurchase authorization. By its terms, the 2014 Repurchase Program will expire when we have used all authorized funds for repurchases.

(3)	Includes commissions paid.
Share repurchases take place from time to time, subject to market conditions and management's discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
Dividends on Common Stock
In May 2015, the company increased the quarterly common stock dividend 14 percent to $0.80 per share from the previous amount of $0.70 per share.
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
The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Sales
Aerospace Systems	$2,512	$2,502	$5,010	$4,922
Electronic Systems	1,683	1,744	3,364	3,388
Information Systems	1,485	1,562	3,059	3,139
Technical Services	720	732	1,490	1,429
Intersegment eliminations	(504)	(501)	(1,070)	(991)
Total sales	5,896	6,039	11,853	11,887
Operating income
Aerospace Systems	322	290	637	614
Electronic Systems	265	291	512	559
Information Systems	150	153	316	315
Technical Services	67	68	135	136
Intersegment eliminations	(62)	(60)	(123)	(125)
Total segment operating income	742	742	1,477	1,499
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	81	110	164	220
Unallocated corporate expenses	(9)	(31)	(47)	(53)
Other	(1)	(1)	(1)	(1)
Total operating income	$813	$820	$1,593	$1,665
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS (U.S. Government Cost Accounting Standards) pension adjustment reflects the difference between pension expense charged to contracts and included as cost in segment operating income and pension expense determined in accordance with GAAP. The decrease in net FAS/CAS pension adjustment for the three and six months ended June 30, 2015, as compared to the same periods in 2014, is principally due to an increase in FAS expense, as a result of changes in our FAS discount rate and mortality assumptions as of December 31, 2014. The increase in FAS expense was partially offset by higher CAS expense resulting from updated mortality assumptions.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS or the Federal Acquisition Regulation, and are therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits and certain unallowable costs such as lobbying activities, among others. The decrease in unallocated corporate expenses for the three months ended June 30, 2015, as compared to the same period in 2014, is principally due to a reduction in reserves for overhead costs. Unallocated corporate expenses for the six months ended June 30, 2015, were comparable to the same period in 2014.

NORTHROP GRUMMAN CORPORATION

4.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Federal and foreign income tax expense	$205	$245	$425	$452
Effective income tax rate	27.9%	32.4%	29.5%	29.3%
Current Quarter
The company's effective tax rate for the three months ended June 30, 2015 was lower than the comparable 2014 period primarily due to a $38 million net benefit recognized in 2015 for additional research credits claimed on prior year tax returns.
Year to Date
The company's effective tax rate for the six months ended June 30, 2015 was comparable with the same period in 2014 and reflects the $38 million net benefit recognized in 2015 for additional research credits and a $51 million benefit recorded in 2014 for the partial resolution of the Internal Revenue Service (IRS) examination of our 2007-2009 tax returns.
The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Certain matters related to our 2007-2011 tax returns are currently before the IRS Office of Appeals. The company believes it is reasonably possible that within the next twelve months we may settle certain matters on these open tax years. The combined resolution of these items, excluding interest, could result in a reduction of our unrecognized tax benefits up to $75 million and a reduction of our income tax expense up to $40 million.
Open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents comparative carrying value and fair value information for our financial assets and liabilities:

	June 30, 2015		December 31, 2014
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$321	$321	$331	$331
Available-for-sale	5	5	5	5
Derivatives	4	4	1	1
Long-term debt, including current portion	$(6,527)	$(6,997)	$(5,928)	$(6,726)
There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended June 30, 2015.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund non-qualified employee benefit plans consisting of securities that are classified as either trading or available-for-sale. These assets are recorded at fair value on a recurring basis and substantially all of these instruments are valued using Level 1 inputs, with an immaterial amount valued using Level 2 inputs. As of June 30, 2015 and December 31, 2014, marketable securities of $326 million and $336 million, respectively, were included in other non-current assets in the unaudited condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts. The notional value of the company's derivative portfolio at June 30, 2015 and December 31, 2014, was $139 million and $146 million,

NORTHROP GRUMMAN CORPORATION

respectively. The portion of notional value designated as cash flow hedges at June 30, 2015 and December 31, 2014, was $18 million and $34 million, respectively.
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
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the recognition of the underlying hedged transaction. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income. The derivative fair values and related unrealized gains/losses at June 30, 2015 and December 31, 2014, were not material.
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
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney's fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On December 19, 2014, the company filed a motion for partial summary judgment asking the court to dismiss the principal counterclaim referenced above. On June 29, 2015, the Court heard argument and denied that motion without prejudice to filing a later motion to dismiss. Although the ultimate outcome of these matters ("the FSS matters," collectively), including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert's report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time,

NORTHROP GRUMMAN CORPORATION

ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $35 million as of June 30, 2015), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $28 million as of June 30, 2015) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $7 million as of June 30, 2015). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $34 million as of June 30, 2015), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert's recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert's most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. At some future point, the court is expected to issue a decision on the parties’ claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On October 29, 2013, the court issued its decision in favor of the defendants on the statutory claims. On May 9, 2014, the court granted defendants' dispositive motions on the remaining tort causes of action. Notice of entry of judgment was filed on July 1, 2014. The Orange County Water District filed a notice of appeal on August 28, 2014. We expect the Court of Appeals will soon establish a revised deadline for the Orange County Water District opening brief, likely in August.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of June 30, 2015, or its annual results of operations or cash flows.
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
In addition, the company’s subsidiaries may enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support our products and services in domestic and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, we may be required to guarantee performance by the Business Arrangements and, in such cases, the company generally strives to obtain cross-indemnification from the other members of the Business Arrangements.
At June 30, 2015, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed periodically using the

NORTHROP GRUMMAN CORPORATION

most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2015, or its annual results of operations and/or cash flows.
Environmental Matters
The estimated cost to complete remediation at certain current or formerly owned or leased sites has been accrued where the company believes, based on the facts and circumstances known to the company, it is probable we will incur costs to address environmental impacts and the costs are reasonably estimable. As of June 30, 2015, management estimates the range of reasonably possible future costs for environmental remediation is between $359 million and $802 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At June 30, 2015, the amount within that range accrued for probable environmental remediation costs was $374 million, of which $131 million is recorded in other current liabilities and $243 million is recorded in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on U.S. Government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of June 30, 2015, $65 million is deferred in inventoried costs and $123 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, we do not anticipate future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company's unaudited condensed consolidated financial position as of June 30, 2015, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2015, there were $241 million of stand-by letters of credit and guarantees and $158 million of surety bonds outstanding.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2015, or its annual results of operations and/or cash flows.
Operating Leases
Rental expense for operating leases for the three and six months ended June 30, 2015, was $76 million and $157 million, respectively, and was $73 million and $145 million for the three and six months ended June 30, 2014, respectively. These amounts are net of immaterial amounts of sublease rental income.
Credit Facility
In July 2015, the company amended its $1.775 billion five-year credit facility dated August 29, 2013 by reducing the aggregate principal amount available under the facility to $1.6 billion and extending the maturity to July 2020 (the 2015 Credit Agreement).
The 2015 Credit Agreement contains generally customary terms and conditions, including covenants restricting the company's ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also generally cannot permit the ratio of its debt to capitalization (as set forth in the 2015 Credit Agreement) to exceed 65 percent.

NORTHROP GRUMMAN CORPORATION

8.    RETIREMENT BENEFITS
The cost to the company of its retirement plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2015	2014	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$121	$115	$9	$9	$242	$229	$18	$17
Interest cost	306	315	23	24	612	630	47	50
Expected return on plan assets	(493)	(468)	(23)	(21)	(987)	(935)	(45)	(42)
Amortization of:
Prior service credit	(15)	(15)	(7)	(13)	(30)	(30)	(14)	(20)
Net loss from previous years	170	82	8	4	341	164	14	6
Net periodic benefit cost	$89	$29	$10	$3	$178	$58	$20	$11
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
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Defined benefit pension plans	$19	$18	$544	$39
Post-retirement benefit plans	19	19	25	26
Defined contribution plans	65	74	150	147
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
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation (the "Corporation") and subsidiaries as of June 30, 2015, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and of cash flows and changes in shareholders' equity for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Corporation's management.
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
July 28, 2015

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
Operating Performance Assessment and Reporting
We manage and assess our business based on our performance on contracts and programs (typically two or more closely-related contracts). Sales from our portfolio of long-term contracts are primarily recognized using the cost-to-cost method of percentage of completion accounting, but in some cases we utilize the units-of-delivery method of percentage of completion accounting. As a result, sales tend to fluctuate in concert with costs incurred across our large portfolio of contracts. Due to Federal Acquisition Regulation (FAR) rules that govern our U.S. Government business and related Cost Accounting Standards (CAS), most types of costs are allocable to U.S. Government contracts, and we do not focus on individual cost groupings (such as manufacturing, engineering and design labor costs, subcontractor costs, material costs, overhead costs and general and administrative costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.
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

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2015	2014	2015	2014
Sales	$5,896	$6,039	$11,853	$11,887
Operating costs and expenses	5,083	5,219	10,260	10,222
Operating income	813	820	1,593	1,665
Operating margin rate	13.8%	13.6%	13.4%	14.0%
Federal and foreign income tax expense	205	245	425	452
Effective income tax rate	27.9%	32.4%	29.5%	29.3%
Net earnings	531	511	1,015	1,090
Diluted earnings per share	2.74	2.37	5.15	5.01
Net cash provided by (used in) operating activities	$626	$572	$(28)	$170
Sales
Sales for the three months ended June 30, 2015, decreased $143 million, or 2 percent, and for the six months ended June 30, 2015, were comparable with the same period in 2014.
The table below shows the variances in segment sales from the prior year period:

$ in millions	Three Month Variance		Six Month Variance
Aerospace Systems	$10	—	$88	2%
Electronic Systems	(61)	(3%)	(24)	(1%)
Information Systems	(77)	(5%)	(80)	(3%)
Technical Services	(12)	(2%)	61	4%
Intersegment sales elimination	(3)	1%	(79)	8%
Total sales variance	$(143)	(2%)	$(34)	—
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
Operating costs and expenses comprise the following:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Product costs	$2,568	$2,668	$5,110	$5,201
Service costs	1,874	1,961	3,874	3,889
General and administrative expenses	641	590	1,276	1,132
Operating costs and expenses	$5,083	$5,219	$10,260	$10,222
Current Quarter
Product costs as a percentage of product sales for the three months ended June 30, 2015 were 73.2 percent as compared to 74.9 percent during the same period in 2014; the decrease was mainly due to improved performance

NORTHROP GRUMMAN CORPORATION

partially offset by business mix changes, which resulted in lower volume for mature fixed price production programs and higher volume for cost-type development programs. Service costs as a percentage of service sales for the three months ended June 30, 2015 were 78.5 percent as compared to 79.2 percent during the same period in 2014; the decrease was mainly due to improved performance on service programs at Electronic Systems.
General and administrative expenses as a percentage of total sales for the three months ended June 30, 2015 were 10.9 percent as compared with 9.8 percent for the same period in 2014, principally due to an increase in independent research and development (IR&D) as we continue to invest in future business opportunities.
Year to Date
Product costs as a percentage of product sales for the six months ended June 30, 2015 were 73.7 percent as compared to 74.6 percent during the same period in 2014; the decrease was mainly due to improved performance partially offset by business mix changes. Service costs as a percentage of service sales for the six months ended June 30, 2015 were 78.8 percent, which is comparable with the 79.1 percent during the same period in 2014.
General and administrative expenses as a percentage of total sales for the six months ended June 30, 2015 were 10.8 percent, as compared with 9.5 percent for the same period in 2014, principally due to an increase in IR&D as we continue to invest in future business opportunities.
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

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Favorable adjustments	$228	$226	$518	$482
Unfavorable adjustments	(66)	(61)	(169)	(120)
Net favorable adjustments	$162	$165	$349	$362
Net cumulative catch-up adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Aerospace Systems	$111	$70	$222	$195
Electronic Systems	37	77	79	134
Information Systems	15	16	38	34
Technical Services	9	8	23	21
Eliminations	(10)	(6)	(13)	(22)
Net favorable adjustments	$162	$165	$349	$362
Federal and Foreign Income Tax Expense
The effective tax rates for the three and six months ended June 30, 2015, were 27.9 percent and 29.5 percent, respectively, compared with 32.4 percent and 29.3 percent, respectively, for the three and six months ended June 30, 2014.
Current Quarter
The company's effective tax rate for the three months ended June 30, 2015 was lower than the comparable 2014 period primarily due to a $38 million net benefit recognized in 2015 for additional research credits claimed on prior year tax returns.

NORTHROP GRUMMAN CORPORATION

Year to Date
The company's effective tax rate for the six months ended June 30, 2015 was comparable with the same period in 2014 and reflects the $38 million net benefit recognized in 2015 for additional research credits and a $51 million benefit recorded in 2014 for the partial resolution of the Internal Revenue Service (IRS) examination of our 2007-2009 tax returns.
Net Earnings
Current Quarter
Net earnings for the three months ended June 30, 2015 were $531 million, as compared with $511 million in 2014. Net earnings increased $20 million, or 4 percent, principally due to the lower effective tax rate discussed above.
Year to Date
Net earnings for the six months ended June 30, 2015 were $1.0 billion, as compared with $1.1 billion in 2014. Net earnings decreased $75 million, or 7 percent, principally due to lower net FAS (GAAP Financial Accounting Standards)/CAS pension adjustment and segment operating income, both of which are discussed in Segment Operating Results.
Diluted Earnings Per Share
Current Quarter
Diluted earnings per share for the three months ended June 30, 2015, increased $0.37, or 16 percent, as compared with the same period in 2014, reflecting lower weighted-average shares outstanding resulting from shares repurchased during 2014 and 2015 and higher net earnings.
Year to Date
Diluted earnings per share for the six months ended June 30, 2015, increased $0.14, or 3 percent, as compared with the same period in 2014, reflecting lower weighted-average shares outstanding resulting from shares repurchased during 2014 and 2015, partially offset by lower earnings.
Net Cash from Operating Activities
Current Quarter
For the three months ended June 30, 2015, net cash provided by operating activities increased $54 million, as compared with the same period in 2014, principally due to higher net earnings.
Year to Date
For the six months ended June 30, 2015, net cash from operating activities decreased $198 million, as compared with the same period in 2014, principally driven by a $500 million voluntary pre-tax pension contribution which was partially offset by changes in trade working capital.
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

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Segment operating income	$742	$742	$1,477	$1,499
Segment operating margin rate	12.6%	12.3%	12.5%	12.6%
Current Quarter
Segment operating income for the three months ended June 30, 2015, was consistent with the same period in 2014, and segment operating margin rate increased to 12.6 percent from 12.3 percent due to improved performance at Aerospace Systems, partially offset by less favorable performance at Electronic Systems.
Year to Date
Segment operating income and segment operating margin rate for the six months ended June 30, 2015, slightly decreased compared to the same period in 2014, due to less favorable performance at Electronic Systems, partially offset by improved performance at Aerospace Systems.
The table below reconciles segment operating income to total operating income by including the impact of net FAS/CAS pension adjustments, as well as certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or FAR.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Segment operating income	$742	$742	$1,477	$1,499
CAS pension expense	170	139	342	278
Less: FAS pension expense	(89)	(29)	(178)	(58)
Net FAS/CAS pension adjustment	81	110	164	220
Unallocated corporate expenses	(9)	(31)	(47)	(53)
Other	(1)	(1)	(1)	(1)
Total operating income	$813	$820	$1,593	$1,665
Net FAS/CAS Pension Adjustment
For financial statement purposes, we account for our employee pension plans in accordance with GAAP under FAS. However, the cost of these plans is charged to our contracts in accordance with the FAR and the related CAS that govern such plans. The net FAS/CAS pension adjustment reflects the difference between pension expense charged to contracts and included as cost in segment operating income and pension expense determined in accordance with GAAP. The decrease in net FAS/CAS pension adjustment for the three and six months ended June 30, 2015, as compared to the same periods in 2014, is principally due to an increase in FAS expense, as a result of changes in our FAS discount rate and mortality assumptions as of December 31, 2014. The increase in FAS expense was partially offset by higher CAS expense resulting from updated mortality assumptions.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS or FAR, and are therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits and certain unallowable costs such as lobbying activities, among others. The decrease in unallocated corporate expenses for the three months ended June 30, 2015, as compared to the same period in 2014, is principally due to a reduction in reserves for overhead costs. Unallocated corporate expenses for the six months ended June 30, 2015, were comparable to the same period in 2014.

NORTHROP GRUMMAN CORPORATION

AEROSPACE SYSTEMS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Sales	$2,512	$2,502	$5,010	$4,922
Operating income	322	290	637	614
Operating margin rate	12.8%	11.6%	12.7%	12.5%
Current Quarter
Aerospace Systems sales for the three months ended June 30, 2015, increased $10 million, as compared with the same period in 2014, primarily due to higher volume on unmanned and space programs, partially offset by lower volume on manned military aircraft and other programs. Volume was higher across a number of programs in the unmanned portfolio, including the Global Hawk program. The increase in space programs reflects higher volume for restricted activities. The decrease in manned military aircraft programs is mainly due to fewer F/A-18 deliveries and lower volume on F-35 development activities, partially offset by a ramp-up of production activities on the E-2D Advanced Hawkeye program.
Operating income for the three months ended June 30, 2015, increased $32 million, or 11 percent, and operating margin rate increased to 12.8 percent from 11.6 percent. Operating income and margin rate increased primarily due to risk retirements associated with a restricted program.
Year to Date
Aerospace Systems sales for the six months ended June 30, 2015, increased $88 million, or 2 percent, as compared with the same period in 2014, primarily due to higher volume on unmanned and space programs, partially offset by lower volume on manned military aircraft programs. Volume was higher across a number of programs in the unmanned portfolio, including the Global Hawk program. The increase in space programs was mainly due to higher volume for restricted activities, partially offset by lower volume on the Advanced Extremely High Frequency program. The decrease in manned military aircraft programs is mainly due to fewer F/A-18 deliveries and lower volume on F-35 development activities, partially offset by a ramp-up of production activities on the E-2D Advanced Hawkeye program.
Operating income for the six months ended June 30, 2015, increased $23 million, or 4 percent and operating margin rate increased to 12.7 percent from 12.5 percent. Operating income and margin rate increased primarily due to risk retirements associated with a restricted program.
ELECTRONIC SYSTEMS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Sales	$1,683	$1,744	$3,364	$3,388
Operating income	265	291	512	559
Operating margin rate	15.7%	16.7%	15.2%	16.5%
Current Quarter
Electronic Systems sales for the three months ended June 30, 2015, decreased $61 million, or 3 percent, as compared with the same period in 2014. The decrease was primarily driven by lower volume on land and self protection systems and airborne tactical sensor programs, partially offset by higher volume on navigation and maritime systems and combat avionics programs.
Operating income for the three months ended June 30, 2015, decreased $26 million, or 9 percent, and operating margin rate decreased to 15.7 percent from 16.7 percent. Operating income and margin rate for 2015 decreased primarily due to business mix changes, which resulted in lower volume for mature fixed price production programs and higher volume for cost-type development programs, as well as less favorable performance in land and self protection systems.
Year to Date
Electronic Systems sales for the six months ended June 30, 2015, decreased $24 million, or 1 percent, as compared with the same period in 2014. The decrease was primarily due to lower volume on land and self protection systems

NORTHROP GRUMMAN CORPORATION

and airborne tactical sensor and combat avionics programs, partially offset by higher volume on space systems and marine systems programs.
Operating income for the six months ended June 30, 2015, decreased $47 million, or 8 percent, and operating margin rate decreased to 15.2 percent from 16.5 percent. Operating income and margin rate for 2015 decreased primarily due to business mix changes, which resulted in lower volume for mature fixed price production programs and higher volume for cost-type development programs, as well as less favorable performance in land and self protection systems.
INFORMATION SYSTEMS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Sales	$1,485	$1,562	$3,059	$3,139
Operating income	150	153	316	315
Operating margin rate	10.1%	9.8%	10.3%	10.0%
Current Quarter
Information Systems sales for the three months ended June 30, 2015, decreased $77 million, or 5 percent, as compared with the same period in 2014. The decrease was driven by lower volume on command and control programs including the Consolidated Afloat Network and Enterprise Services program, the impact of in-theater force reductions and completion of the Ground Combat Vehicle program.
Operating income for the three months ended June 30, 2015, decreased $3 million, or 2 percent, as compared with the same period in 2014. Operating margin rate increased to 10.1 percent from 9.8 percent primarily due to program completions and improved performance across the portfolio.
Year to Date
Information Systems sales for the six months ended June 30, 2015, decreased $80 million, or 3 percent, as compared with the same period in 2014. The sales decrease was due to lower volume on the command and control programs described above and declines in civil programs including the Emergency Communications Transformation Program. These decreases were partially offset by higher volume on intelligence, surveillance and reconnaissance programs and integrated air and missile defense programs.
Operating income for the six months ended June 30, 2015, was consistent with the same period in 2014. Operating margin rate increased to 10.3 percent from 10.0 percent primarily due to program completions and improved performance across the portfolio.
TECHNICAL SERVICES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Sales	$720	$732	$1,490	$1,429
Operating income	67	68	135	136
Operating margin rate	9.3%	9.3%	9.1%	9.5%
Current Quarter
Technical Services sales for the three months ended June 30, 2015, decreased $12 million, or 2 percent, as compared with the same period in 2014. The decrease is primarily a result of lower volume on the InterContinental Ballistic Missile (ICBM) program and completion of the Combined Tactical Training Range program, partially offset by higher volume on international programs.
Operating income and operating margin rate for the three months ended June 30, 2015, were consistent with the same period in 2014.

NORTHROP GRUMMAN CORPORATION

Year to Date
Technical Services sales for the six months ended June 30, 2015, increased $61 million, or 4 percent, as compared with the same period in 2014. The increase is primarily due to growth on international programs and higher intercompany sales, partially offset by lower volume on the ICBM program.
Operating income for the six months ended June 30, 2015, was comparable with the same period in 2014. Operating margin rate decreased to 9.1 percent from 9.5 percent primarily due to lower income from an unconsolidated joint venture than in the prior year period.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2015		2014		2015		2014
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,034	$1,766	$2,008	$1,768	$3,979	$3,477	$3,981	$3,476
Service	478	424	494	444	1,031	896	941	832
Electronic Systems
Product	1,356	1,163	1,429	1,192	2,729	2,340	2,750	2,297
Service	327	255	315	261	635	512	638	532
Information Systems
Product	324	292	341	324	662	589	660	621
Service	1,161	1,043	1,221	1,085	2,397	2,154	2,479	2,203
Technical Services
Product	51	54	42	41	120	117	98	91
Service	669	599	690	623	1,370	1,238	1,331	1,202
Segment Totals
Total Product	$3,765	$3,275	$3,820	$3,325	$7,490	$6,523	$7,489	$6,485
Total Service	2,635	2,321	2,720	2,413	5,433	4,800	5,389	4,769
Intersegment eliminations	(504)	(442)	(501)	(441)	(1,070)	(947)	(991)	(866)
Total segment(1)	$5,896	$5,154	$6,039	$5,297	$11,853	$10,376	$11,887	$10,388
(1) The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.
Product Sales and Costs
Current Quarter
Product sales for the three months ended June 30, 2015, decreased $55 million, or 1 percent, as compared with the same period in 2014. The decrease was primarily driven by lower volume at Electronic Systems on land and self protection systems and tactical sensor programs, partially offset by higher volume on space sensor and combat avionics programs, as described in the Segment Operating Results section above.
Product costs for the three months ended June 30, 2015, decreased $50 million, or 2 percent, as compared with the same period in 2014. The decrease was primarily driven by the lower product sales described above and improved performance at Information Systems, partially offset by lower product operating margin rates at Electronic Systems, due to business mix changes, as described in the Segment Operating Results section above.
Year to Date
Product sales for the six months ended June 30, 2015 were comparable with the same period in 2014.

NORTHROP GRUMMAN CORPORATION

Product costs for the six months ended June 30, 2015, increased $38 million, or 1 percent, as compared with the same period in 2014. The increase was primarily driven by lower product operating margin rates at Electronic Systems, due to business mix changes, and less favorable performance at Technical Services, partially offset by improved performance at Information Systems, as described in the Segment Operating Results section above.
Service Sales and Costs
Current Quarter
Service sales for the three months ended June 30, 2015, decreased $85 million, or 3 percent, as compared with the same period in 2014. The decrease was primarily driven by lower service sales at Information Systems due to lower volume on certain command and control programs and the impact of in-theater force reductions, as described in the Segment Operating Results section above.
Service costs for the three months ended June 30, 2015, decreased $92 million, or 4 percent, as compared with the same period in 2014. The decrease was primarily driven by the lower service sales described above, offset, in part, by higher operating margin rates on service programs at Electronic Systems.
Year to Date
Service sales for the six months ended June 30, 2015, increased $44 million, or 1 percent, as compared with the same period in 2014. The increase was primarily due to higher service sales at Aerospace Systems and Technical Services, partially offset by lower service sales at Information Systems. The increase at Aerospace Systems was primarily driven by higher volume on operations, maintenance, and sustainment activities on manned military aircraft and unmanned programs. The increase at Technical Services was primarily driven by higher service sales on international programs, partially offset by lower service sales on the ICBM program. The decrease at Information Systems was primarily driven by lower volume on certain command and control programs and the impact of in-theater force reductions as described in the Segment Operating Results section above.
Service costs for the six months ended June 30, 2015, increased $31 million, or 1 percent, as compared with the same period in 2014. The increase is consistent with the increase in service sales described above.
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
Backlog consisted of the following as of June 30, 2015, and December 31, 2014:

	June 30, 2015			December 31, 2014
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$9,975	$9,005	$18,980	$20,063
Electronic Systems	7,349	2,207	9,556	9,715
Information Systems	2,787	3,026	5,813	6,115
Technical Services	2,492	179	2,671	2,306
Total backlog	$22,603	$14,417	$37,020	$38,199
New Awards
The estimated value of contract awards recorded during the six months ended June 30, 2015 was $10.7 billion. New awards during this period include $879 million for the F-35 program, $791 million for the Saudi Arabian Ministry of National Guard Training Support program (through our interest in a joint venture for which we consolidate the financial results), $543 million for the E-2D Advanced Hawkeye program, $195 million for the B-2 program and $194 million for the F/A-18 program.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value. In addition to our cash position, we use various financial measures to assist in

NORTHROP GRUMMAN CORPORATION

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
At June 30, 2015, the company maintained an unsecured credit facility in an aggregate principal amount of $1.775 billion dated August 29, 2013 (the 2013 Credit Agreement); the company was in compliance with all covenants under the 2013 Credit Agreement and there was no balance outstanding.
In July 2015, the company amended the 2013 Credit Agreement by reducing the aggregate principal amount available under the facility to $1.6 billion and extending the maturity to July 2020 (the 2015 Credit Agreement). The 2015 Credit Agreement contains generally customary terms and conditions.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.
The table below summarizes key components of cash from operating activities:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Net earnings	$531	$511	$1,015	$1,090
Non-cash items(1)	74	112	296	215
Changes in assets and liabilities:
Trade working capital	(61)	(39)	(969)	(1,118)
Retiree benefits	62	(6)	(378)	8
Other, net	20	(6)	8	(25)
Net cash provided by (used in) operating activities	$626	$572	$(28)	$170

(1)	Includes depreciation and amortization, stock-based compensation (including related excess tax benefits) and deferred income taxes
Free Cash Flow
Free cash flow is defined as cash from operating activities less capital expenditures. We believe free cash flow is a useful measure for investors to consider as it represents the cash flow the company has available after capital spending to invest for future growth, strengthen the balance sheet and/or return to shareholders through dividends and share repurchases. Free cash flow is a key factor in our planning for and consideration of strategic acquisitions, the payment of dividends and stock repurchases.
Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as indicators of performance.

NORTHROP GRUMMAN CORPORATION

The table below reconciles cash from operating activities to free cash flow from operations:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2015	2014	2015	2014
Net cash provided by (used in) operating activities	$626	$572	$(28)	$170
Less: capital expenditures	(115)	(116)	(232)	(176)
Free cash flow	$511	$456	$(260)	$(6)
Current Quarter
Free cash flow for the three months ended June 30, 2015, increased $55 million, as compared to the same period in 2014, principally due to higher net earnings.
Year to Date
Free cash flow for the six months ended June 30, 2015, decreased $254 million, as compared to the same period in 2014, principally driven by a $500 million voluntary pre-tax pension contribution and higher capital expenditures in 2015, partially offset by changes in trade working capital.
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

NORTHROP GRUMMAN CORPORATION

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
CONTRACTUAL OBLIGATIONS
Other than the debt issuance, including associated interest, described in Note 5 of Part I, Item 1, and the credit facility amendment described in Note 7 of Part I, Item 1, there have been no material changes to our contractual obligations from those discussed in our 2014 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2014 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURES CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2015, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2015, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2014 Annual Report on Form 10-K, and updated that information in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of our reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2014 Annual Report on Form 10-K, as updated by Note 6 to the unaudited condensed consolidated financial statements in this report, we do not believe that the outcome of any matter currently pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of June 30, 2015, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A of our 2014 Annual Report on Form 10-K.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended June 30, 2015:

Period	Number of Shares Purchased(1)	Average Price Paid per Share(2)	Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
April	2,276,845	$161.87	2,276,845	$2,219
May	2,094,100	157.19	2,094,100	1,890
June	2,414,200	160.73	2,414,200	1,502
Total	6,785,145	$160.02	6,785,145	$1,502

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company's common stock (2013 Repurchase Program). Repurchases under the 2013 Repurchase Program commenced in September 2013. On December 4, 2014, the company's board of directors authorized a new share repurchase program of up to an additional $3.0 billion of the company's common stock (2014 Repurchase Program). Repurchases under the 2014 Repurchase Program commenced in March 2015 upon the completion of the company's 2013 Repurchase Program. As of June 30, 2015, repurchases under the 2014 Repurchase Program totaled $1.5 billion and there was $1.5 billion remaining under this share repurchase authorization. By its terms, the 2014 Repurchase Program will expire when we have used all authorized funds for repurchases.

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

*+10.1	Non-Employee Director Compensation Term Sheet, effective May 20, 2015

+10.2
Amended and Restated 2011 Long-Term Incentive Stock Plan (as amended and restated effective as of May 20, 2015 (incorporated by reference to Appendix B to the Northrop Grumman Corporation Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed April 6, 2015, File No. 001-16411)

*+10.3	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2016)

10.4
Amended and Restated Credit Agreement, dated as of July 8, 2015, among Northrop Grumman Corporation, as borrower, Northrop Grumman Systems Corporation, as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to exhibit 10.1 to Form 8-K filed July 9, 2015, File No. 001-16411)

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

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: July 28, 2015