Form 10-Q
period 2015-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2015-10-28
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
As of October 23, 2015, 182,383,040 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2015	2014	2015	2014
Sales
Product	$3,615	$3,494	$10,553	$10,466
Service	2,364	2,490	7,279	7,405
Total sales	5,979	5,984	17,832	17,871
Operating costs and expenses
Product	2,633	2,614	7,743	7,815
Service	1,889	2,021	5,763	5,910
General and administrative expenses	663	580	1,939	1,712
Operating income	794	769	2,387	2,434
Other (expense) income
Interest expense	(75)	(69)	(226)	(208)
Other, net	10	(6)	8	10
Earnings before income taxes	729	694	2,169	2,236
Federal and foreign income tax expense	213	221	638	673
Net earnings	$516	$473	$1,531	$1,563

Basic earnings per share	$2.78	$2.29	$7.98	$7.39
Weighted-average common shares outstanding, in millions	185.8	206.2	191.8	211.6
Diluted earnings per share	$2.75	$2.26	$7.89	$7.28
Weighted-average diluted shares outstanding, in millions	187.9	209.2	194.0	214.8

Net earnings (from above)	$516	$473	$1,531	$1,563
Other comprehensive income (loss)
Change in unamortized benefit plan costs, net of tax	96	31	288	127
Change in cumulative translation adjustment	(15)	(26)	(31)	(24)
Other, net	1	3	—	3
Other comprehensive income, net of tax	82	8	257	106
Comprehensive income	$598	$481	$1,788	$1,669
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,292	$3,863
Accounts receivable, net	3,268	2,806
Inventoried costs, net	856	742
Deferred tax assets	336	404
Prepaid expenses and other current assets	199	369
Total current assets	5,951	8,184
Property, plant and equipment, net of accumulated depreciation of $4,804 in 2015 and $4,611 in 2014	3,005	2,991
Goodwill	12,458	12,466
Non-current deferred tax assets	1,352	1,622
Other non-current assets	1,200	1,309
Total assets	$23,966	$26,572

Liabilities
Trade accounts payable	$1,194	$1,305
Accrued employee compensation	1,208	1,441
Advance payments and amounts in excess of costs incurred	1,299	1,713
Other current liabilities	1,432	1,433
Total current liabilities	5,133	5,892
Long-term debt, net of current portion	6,417	5,925
Pension and other post-retirement benefit plan liabilities	5,778	6,555
Other non-current liabilities	941	965
Total liabilities	18,269	19,337

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2015—182,822,662 and 2014—198,930,240	183	199
Paid-in capital	—	—
Retained earnings	10,613	12,392
Accumulated other comprehensive loss	(5,099)	(5,356)
Total shareholders’ equity	5,697	7,235
Total liabilities and shareholders’ equity	$23,966	$26,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2015	2014
Operating activities
Net earnings	$1,531	$1,563
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	329	322
Stock-based compensation	70	93
Excess tax benefits from stock-based compensation	(111)	(75)
Deferred income taxes	165	76
Changes in assets and liabilities:
Accounts receivable, net	(463)	(531)
Inventoried costs, net	(130)	43
Prepaid expenses and other assets	27	(30)
Accounts payable and other liabilities	(958)	(514)
Income taxes payable	403	201
Retiree benefits	(318)	5
Other, net	(16)	(50)
Net cash provided by operating activities	$529	$1,103

Investing activities
Capital expenditures	(334)	(285)
Other investing activities, net	36	(72)
Net cash used in investing activities	(298)	(357)

Financing activities
Common stock repurchases	(2,864)	(2,058)
Net proceeds from issuance of long-term debt	600	—
Cash dividends paid	(458)	(423)
Other financing activities, net	(80)	(13)
Net cash used in financing activities	(2,802)	(2,494)
Decrease in cash and cash equivalents	(2,571)	(1,748)
Cash and cash equivalents, beginning of year	3,863	5,150
Cash and cash equivalents, end of period	$1,292	$3,402
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30
$ in millions, except per share amounts	2015	2014
Common stock
Beginning of year	$199	$218
Common stock repurchased	(18)	(17)
Shares issued for employee stock awards and options	2	2
End of period	183	203
Paid-in capital
Beginning of year	—	848
Common stock repurchased	—	(943)
Stock compensation	—	83
Other	—	12
End of period	—	—
Retained earnings
Beginning of year	12,392	12,538
Common stock repurchased	(2,872)	(1,099)
Net earnings	1,531	1,563
Dividends declared	(447)	(434)
Stock compensation	9	—
End of period	10,613	12,568
Accumulated other comprehensive loss
Beginning of year	(5,356)	(2,984)
Other comprehensive income, net of tax	257	106
End of period	(5,099)	(2,878)
Total shareholders’ equity	$5,697	$9,893
Cash dividends declared per share	$2.30	$2.01
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.    BASIS OF PRESENTATION
Principles of Consolidation and Reporting
These unaudited condensed consolidated financial statements include the accounts of Northrop Grumman Corporation and subsidiaries (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”). Material intercompany accounts, transactions and profits are eliminated in consolidation. Investments in equity securities and joint ventures where the company has significant influence, but not control, are accounted for using the equity method.
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
The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report on Form 10-K).
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

NORTHROP GRUMMAN CORPORATION

The effect of aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share data	2015	2014	2015	2014
Operating Income	$112	$194	$461	$556
Net Earnings (1)	73	126	300	361
Diluted earnings per share (1)	0.39	0.60	1.55	1.68
(1) Based on statutory tax rates
As of September 30, 2015, the recognized amounts related to contract claims and requests for equitable adjustment are not material individually or in aggregate. In addition, as of September 30, 2015, the company does not have any contract terminations in process that we anticipate would have a material effect on our unaudited condensed consolidated financial position, or our annual results of operations and/or cash flows.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the company’s consolidated financial position, annual results of operations and cash flows.
Other accounting standards updates effective after September 30, 2015, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
Shareholders' Equity
The company records the difference between the cost of shares repurchased and their par value as well as tax withholding in excess of related stock compensation expense as a reduction of paid-in capital to the extent available and then as a reduction of retained earnings.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	September 30, 2015	December 31, 2014
Unamortized benefit plan costs, net of tax benefit of $3,217 as of September 30, 2015 and $3,395 as of December 31, 2014	$(5,028)	$(5,316)
Cumulative translation adjustment	(72)	(41)
Net unrealized gain on marketable securities and cash flow hedges, net of tax	1	1
Total accumulated other comprehensive loss	$(5,099)	$(5,356)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.3 billion and $5.6 billion as of September 30, 2015 and December 31, 2014, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the interest rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from accumulated other comprehensive loss to net earnings related to the amortization of benefit plan costs were $96 million and $288 million, net of taxes, for the three and nine months ended September 30, 2015,

NORTHROP GRUMMAN CORPORATION

respectively, and were $35 million and $108 million, net of taxes, for the three and nine months ended September 30, 2014, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company's retirement benefit plans, and are included in the computation of net periodic pension cost. See Note 8 for further information.
Reclassifications from accumulated other comprehensive loss to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three and nine months ended September 30, 2015 and 2014, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 2.1 million shares and 2.2 million shares for the three and nine months ended September 30, 2015, respectively. The dilutive effect of these securities totaled 3.0 million and 3.2 million for the three and nine months ended September 30, 2014, respectively.
Share Repurchases
The table below summarizes the company’s share repurchases:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(4)	Date Completed	Nine Months Ended September 30
					2015	2014
May 15, 2013(1)	$4,000	32.8	$121.97	March 2015	2.7	16.9
December 4, 2014(2)	$3,000	15.0	$162.89		15.0	—
September 16, 2015(3)	$4,000	—	$—		—	—

(1)
On May 15, 2013, the company's board of directors authorized a share repurchase program of up to $4.0 billion of the company's common stock (2013 Repurchase Program). Repurchases under the 2013 Repurchase Program commenced in September 2013 and were completed in March 2015.

(2)
On December 4, 2014, the company's board of directors authorized a share repurchase program of up to $3.0 billion of the company's common stock (2014 Repurchase Program). Repurchases under the 2014 Repurchase Program commenced in March 2015 upon the completion of the company's 2013 Repurchase Program. As of September 30, 2015, repurchases under the 2014 Repurchase Program totaled $2.4 billion and $0.6 billion remained under this share repurchase authorization. By its terms, the 2014 Repurchase Program will expire when we have used all authorized funds for repurchases.

(3)
On September 16, 2015, the company's board of directors authorized a new share repurchase program of up to $4.0 billion of the company's common stock (2015 Repurchase Program). By its terms, repurchases under the 2015 Repurchase Program will commence upon completion of the 2014 Repurchase Program and will expire when we have used all authorized funds for repurchases.

(4)	Includes commissions paid.
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

NORTHROP GRUMMAN CORPORATION

In May 2014, the company increased the quarterly common stock dividend 15 percent to $0.70 per share from the previous amount of $0.61 per share.
3.    SEGMENT INFORMATION
At September 30, 2015, the company was aligned into four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services.
The following table presents sales and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Sales
Aerospace Systems	$2,563	$2,543	$7,573	$7,465
Electronic Systems	1,767	1,733	5,131	5,121
Information Systems	1,472	1,511	4,531	4,650
Technical Services	695	691	2,185	2,120
Intersegment eliminations	(518)	(494)	(1,588)	(1,485)
Total sales	5,979	5,984	17,832	17,871
Operating income
Aerospace Systems	303	402	940	1,016
Electronic Systems	275	274	787	833
Information Systems	146	150	462	465
Technical Services	64	66	199	202
Intersegment eliminations	(62)	(52)	(185)	(177)
Total segment operating income	726	840	2,203	2,339
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	97	(20)	261	200
Unallocated corporate expenses	(29)	(50)	(76)	(103)
Other	—	(1)	(1)	(2)
Total operating income	$794	$769	$2,387	$2,434
Net FAS/CAS Pension Adjustment
The net FAS (GAAP Financial Accounting Standards)/CAS (U.S. Government Cost Accounting Standards) pension adjustment reflects the difference between pension expense included as cost in segment operating income and pension expense determined in accordance with GAAP. In the third quarter of 2014, Congress passed the Highway and Transportation Funding Act of 2014 (HATFA), which includes provisions that reduce the amount of CAS pension expense charged to our contracts. The legislation was retroactive to January 1, 2014. In the third quarter of 2014, we recognized a $132 million cumulative reduction in 2014 CAS pension expense principally reflecting the year-to-date HATFA impact.
Current Quarter
The increase in net FAS/CAS pension adjustment for the three months ended September 30, 2015, as compared to the same period in 2014, is principally due to the absence in 2015 of the $132 million reduction in CAS pension expense related to HATFA described above, partially offset by higher FAS expense in 2015, as a result of changes in our FAS discount rate and mortality assumptions as of December 31, 2014.
Year to Date
The increase in net FAS/CAS pension adjustment for the nine months ended September 30, 2015, as compared to the same period in 2014, is principally due to higher 2015 CAS expense resulting from changes in mortality assumptions and demographic experience, partially offset by an increase in 2015 FAS expense as a result of changes in our FAS discount rate and mortality assumptions as of December 31, 2014.

NORTHROP GRUMMAN CORPORATION

Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS or the Federal Acquisition Regulation, and are therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits and certain unallowable costs such as lobbying activities. The decrease in unallocated corporate expenses for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, is principally due to reductions in environmental and other corporate provisions.
4.    INCOME TAXES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Federal and foreign income tax expense	$213	$221	$638	$673
Effective income tax rate	29.2%	31.8%	29.4%	30.1%
Current Quarter
The company's effective tax rate for the three months ended September 30, 2015 was lower than the comparable 2014 period primarily due to a $21 million benefit recognized in 2015 for additional research credits claimed on our prior year tax return.
Year to Date
The company's effective tax rate for the nine months ended September 30, 2015 was comparable with the same period in 2014 and reflects a $59 million benefit recognized in 2015 for additional research credits and a $51 million benefit recorded in 2014 for the partial resolution of the Internal Revenue Service (IRS) examination of our 2007-2009 tax returns.
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
Open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents comparative carrying value and fair value information for our financial assets and liabilities:

	September 30, 2015		December 31, 2014
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$295	$295	$331	$331
Available-for-sale	5	5	5	5
Derivatives	4	4	1	1
Long-term debt, including current portion	$(6,527)	$(7,041)	$(5,928)	$(6,726)
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2015.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities to partially fund non-qualified employee benefit plans consisting of securities that are classified as either trading or available-for-sale. These assets are recorded at fair

NORTHROP GRUMMAN CORPORATION

value on a recurring basis and substantially all of these instruments are valued using Level 1 inputs, with an immaterial amount valued using Level 2 inputs. As of September 30, 2015 and December 31, 2014, marketable securities of $300 million and $336 million, respectively, were included in other non-current assets in the unaudited condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company's derivative portfolio consists primarily of foreign currency forward contracts. The notional value of the company's derivative portfolio at September 30, 2015 and December 31, 2014, was $120 million and $146 million, respectively. The portion of notional value designated as cash flow hedges at September 30, 2015 and December 31, 2014, was $12 million and $34 million, respectively.
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
Unrealized gains or losses on the effective portion of cash flow hedges are reclassified from other comprehensive income to operating income upon the recognition of the underlying hedged transaction. Hedge contracts not designated for hedge accounting and the ineffective portion of cash flow hedges are recorded in other income. The derivative fair values and related unrealized gains/losses at September 30, 2015 and December 31, 2014, were not material.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
Debt Issuance
In February 2015, the company issued $600 million of unsecured senior notes due April 15, 2045 with a fixed interest rate of 3.85 percent (the Notes). Interest on the Notes is payable semi-annually in arrears. The Notes are subject to redemption at the company's discretion at any time, or from time to time, prior to maturity in whole or in part at the greater of the principal amount of the Notes or an applicable “make-whole” amount, plus accrued and unpaid interest. We are using the net proceeds from this offering for general corporate purposes, including the funding of a $500 million voluntary contribution to our pension plans in the first quarter of 2015 and debt repayment.
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company's lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company's assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company's obligations under the contract. The United States responded to the company's complaint with an answer, denying most of the company's claims and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney's fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On December 19, 2014, the company filed a motion for partial summary judgment asking the court to dismiss the principal counterclaim referenced above. On June 29, 2015, the Court heard argument and denied that motion without prejudice to filing a later motion to

NORTHROP GRUMMAN CORPORATION

dismiss. Although the ultimate outcome of these matters (“the FSS matters,” collectively), including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert's report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $27 million as of September 30, 2015), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $22 million as of September 30, 2015) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $5 million as of September 30, 2015). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $35 million as of September 30, 2015), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert's recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert's most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. At some future point, the court is expected to issue a decision on the parties’ claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County's shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On October 29, 2013, the court issued its decision in favor of the defendants on the statutory claims. On May 9, 2014, the court granted defendants' dispositive motions on the remaining tort causes of action. Notice of entry of judgment was filed on July 1, 2014. The Orange County Water District filed a notice of appeal on August 28, 2014. The Orange County Water District filed its opening brief on October 14, 2015. The company's response is due on December 14, 2015.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of September 30, 2015, or its annual results of operations or cash flows.
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

NORTHROP GRUMMAN CORPORATION

At September 30, 2015, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of September 30, 2015, or its annual results of operations and/or cash flows.
Environmental Matters
The estimated cost to complete remediation at certain current or formerly owned or leased sites has been accrued where the company believes, based on the facts and circumstances known to the company, it is probable we will incur costs to address environmental impacts and the costs are reasonably estimable. As of September 30, 2015, management estimates the range of reasonably possible future costs for environmental remediation is between $351 million and $794 million, before considering the amount recoverable through overhead charges on U.S. Government contracts. At September 30, 2015, the amount within that range accrued for probable environmental remediation costs was $368 million, of which $111 million is recorded in other current liabilities and $257 million is recorded in other non-current liabilities. A portion of the environmental remediation costs is expected to be recoverable through overhead charges on U.S. Government contracts and, accordingly, such amounts are deferred in inventoried costs and other non-current assets. As of September 30, 2015, $58 million is deferred in inventoried costs and $129 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis. Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, we do not anticipate future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company's unaudited condensed consolidated financial position as of September 30, 2015, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2015, there were $236 million of stand-by letters of credit and guarantees and $152 million of surety bonds outstanding.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2015, or its annual results of operations and/or cash flows.
Operating Leases
Rental expense for operating leases for the three and nine months ended September 30, 2015, was $75 million and $232 million, respectively, and was $84 million and $229 million for the three and nine months ended September 30, 2014, respectively. These amounts are net of immaterial amounts of sublease rental income.
Credit Facility
In July 2015, the company amended its $1.8 billion five-year credit facility dated August 29, 2013 by reducing the aggregate principal amount available under the facility to $1.6 billion and extending the maturity to July 2020 (2015 Credit Agreement).
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

NORTHROP GRUMMAN CORPORATION

8.    RETIREMENT BENEFITS
The cost to the company of its retirement plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2015	2014	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$121	$114	$8	$8	$363	$343	$26	$25
Interest cost	306	314	24	25	918	944	71	75
Expected return on plan assets	(494)	(467)	(22)	(21)	(1,481)	(1,402)	(67)	(63)
Amortization of:
Prior service credit	(15)	(14)	(7)	(12)	(45)	(44)	(21)	(32)
Net loss from previous years	170	81	6	3	511	245	20	9
Other	—	1	—	—	—	1	—	—
Net periodic benefit cost	$88	$29	$9	$3	$266	$87	$29	$14
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
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Defined benefit pension plans	$20	$20	$564	$59
Post-retirement benefit plans	19	17	44	43
Defined contribution plans	77	63	227	210
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
In February 2015, the company granted certain employees 0.2 million restricted stock rights (RSRs) and 0.4 million restricted performance stock rights (RPSRs) under the company's long-term incentive stock plan, with a grant date aggregate fair value of $87 million. The RSRs will typically vest on the third anniversary of the grant date, while the RPSRs will vest and pay out based on the achievement of financial metrics for the three-year period ending December 31, 2017.
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
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation (the "Corporation") and subsidiaries as of September 30, 2015, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and of cash flows and changes in shareholders' equity for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Corporation's management.
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
October 27, 2015

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company. We offer a broad portfolio of capabilities and technologies that enable us to deliver innovative products, systems and solutions for applications that range from undersea to outer space and into cyberspace. We provide products, systems and solutions in unmanned systems; cyber; command, control, communications and computers (C4), intelligence, surveillance and reconnaissance (C4ISR); strike aircraft; and logistics and modernization to government and commercial customers worldwide. We participate in many high-priority defense and government programs in the United States (U.S.) and abroad. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state and local governments and commercial customers.
At September 30, 2015, the company was aligned into four sectors: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. In October 2015, the company announced changes effective January 1, 2016, which are intended to better align our business with the evolving needs of our customers and enhance innovation across the company. The changes include the streamlining of our business sectors from four to three. Two new sectors will be created by merging elements of our current Electronic Systems, Information Systems and Technical Services sectors. A new Mission Systems sector will be composed of our existing Electronic Systems sector and the businesses from our current Information Systems sector focused on the development of new capabilities for our military and intelligence customers. The services portfolio in the Information Systems sector will combine with the Technical Services sector to form the new Technology Services sector. Among other operations being realigned, the military and civil space hardware business in Azusa, California, currently reporting to Electronic Systems, will move to the Aerospace Systems sector and the electronic attack business currently in Aerospace Systems will move to the Mission Systems sector. This realignment is not reflected in any of the accompanying financial information.
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
On February 2, 2015, the President delivered his FY 2016 budget to Congress. The FY 2016 budget seeks an increase in defense and non-defense spending, including $534 billion for the DoD’s annual budget and an additional $51 billion for Overseas Contingency Operations. While the President's FY 2016 defense budget is in line with projections included in his FY 2015 budget, it is approximately $34 billion more than the spending caps provided for in the Budget Control Act (BCA). The Administration and Congress continue to debate the defense budget and strategies to address the BCA’s spending caps.
The Temporary Debt Limit Extension Act suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) until March 15, 2015. On March 16, 2015, the Treasury Department began taking “extraordinary measures” to finance the government. If the debt ceiling is not raised, it is anticipated that the debt ceiling will be reached later this year with potentially significant consequences for the U.S. Government's ability to pay amounts owed.
On September 30, 2015 the President signed a continuing resolution which funds the government at FY 2015 levels until December 11, 2015. It is unclear when or if annual appropriations bills will be enacted for FY 2016. The U.S. Government may operate under a continuing resolution for all of FY 2016, restricting new contract or program starts for that year, and we may face a government shutdown of unknown duration.
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

NORTHROP GRUMMAN CORPORATION

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
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2015	2014	2015	2014
Sales	$5,979	$5,984	$17,832	$17,871
Operating costs and expenses	5,185	5,215	15,445	15,437
Operating income	794	769	2,387	2,434
Operating margin rate	13.3%	12.9%	13.4%	13.6%
Federal and foreign income tax expense	213	221	638	673
Effective income tax rate	29.2%	31.8%	29.4%	30.1%
Net earnings	516	473	1,531	1,563
Diluted earnings per share	2.75	2.26	7.89	7.28
Net cash provided by operating activities	$557	$933	$529	$1,103
Sales
Sales for the three and nine months ended September 30, 2015, decreased $5 million and $39 million, respectively, as compared with the same periods in 2014.
Sales for the three and nine months ended September 30, 2014 include the benefit of $75 million realized in connection with agreements reached with the U.S. Government to settle certain claims relating to use of the company's intellectual property and a terminated program, which is reflected in product sales at the Aerospace Systems segment.
The table below shows the variances in segment sales from the prior year period:

$ in millions	Three Month Variance		Nine Month Variance
Aerospace Systems	$20	1%	$108	1%
Electronic Systems	34	2%	10	—
Information Systems	(39)	(3%)	(119)	(3%)
Technical Services	4	1%	65	3%
Intersegment sales elimination	(24)	5%	(103)	7%
Total sales variance	$(5)	—	$(39)	—
For further information by segment refer to Segment Operating Results below, and for product and service detail, refer to the Product and Service Analysis section that follows Segment Operating Results.

NORTHROP GRUMMAN CORPORATION

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
Operating costs and expenses comprise the following:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Product costs	$2,633	$2,614	$7,743	$7,815
Service costs	1,889	2,021	5,763	5,910
General and administrative expenses	663	580	1,939	1,712
Operating costs and expenses	$5,185	$5,215	$15,445	$15,437
Current Quarter
Operating costs and expenses as a percentage of sales declined for the three months ended September 30, 2015 as compared with the same period in 2014, which increased our operating margin rate to 13.3 percent from 12.9 percent in the prior year period. The reduction in operating costs and expenses as a percentage of sales was driven by a $117 million increase in our net FAS/CAS pension adjustment and a $21 million decrease in unallocated corporate expenses, which more than offset $114 million of lower segment operating income, as described in the Segment Operating Results section below.
Year to Date
Operating costs and expenses as a percentage of sales increased for the nine months ended September 30, 2015 as compared with the same period in 2014, which reduced our operating margin rate to 13.4 percent from 13.6 percent in the prior year period. The increase in operating costs and expenses as a percentage of sales was driven by $136 million of lower segment operating income, which more than offset a $61 million increase in our net FAS/CAS pension adjustment and a $27 million reduction in unallocated corporate expenses, as described in the Segment Operating Results section below.
General and Administrative Expenses
General and administrative expenses as a percentage of sales for the three and nine months ended September 30, 2015 were 11.1 percent and 10.9 percent, respectively, and were 9.7 percent and 9.6 percent for the three and nine months ended September 30, 2014, respectively. The increases in both periods principally reflect higher independent research and development (IR&D) as we continue to invest in future business opportunities.
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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Favorable adjustments	$189	$254	$707	$736
Unfavorable adjustments	(77)	(60)	(246)	(180)
Net favorable adjustments	$112	$194	$461	$556

NORTHROP GRUMMAN CORPORATION

Net cumulative catch-up adjustments by segment are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Aerospace Systems	$66	$114	$288	$309
Electronic Systems	27	54	106	188
Information Systems	12	20	50	54
Technical Services	10	12	33	33
Eliminations	(3)	(6)	(16)	(28)
Net favorable adjustments	$112	$194	$461	$556
Federal and Foreign Income Tax Expense
The effective tax rates for the three and nine months ended September 30, 2015, were 29.2 percent and 29.4 percent, respectively, compared with 31.8 percent and 30.1 percent, respectively, for the three and nine months ended September 30, 2014.
Current Quarter
The company's effective tax rate for the three months ended September 30, 2015 was lower than the comparable 2014 period primarily due to a $21 million benefit recognized in 2015 for additional research credits claimed on our prior year tax return.
Year to Date
The company's effective tax rate for the nine months ended September 30, 2015 was comparable with the same period in 2014 and reflects a $59 million benefit recognized in 2015 for additional research credits and a $51 million benefit recorded in 2014 for the partial resolution of the Internal Revenue Service (IRS) examination of our 2007-2009 tax returns.
Subsequent Event
On October 27, 2015, the IRS approved a change in accounting method requested by the company. This change is expected to increase our fourth quarter 2015 federal income tax expense by approximately $25 million due to lower deductions for domestic production activities. It is also expected to increase our fourth quarter 2015 unallocated corporate expense for state income taxes by approximately $45 million.
Net Earnings
Current Quarter
Net earnings for the three months ended September 30, 2015 increased $43 million, or 9 percent, principally due to the absence in 2015 of a $62 million cumulative reduction in net earnings recognized in the third quarter of 2014 as a result of the Highway and Transportation Funding Act of 2014 (HATFA) legislation described below.
Year to Date
Net earnings for the nine months ended September 30, 2015 decreased $32 million, or 2 percent, principally due to lower segment operating income, partially offset by an increase in net FAS/CAS pension adjustment and a reduction in income tax expense.
Diluted Earnings Per Share
Current Quarter
Diluted earnings per share for the three months ended September 30, 2015, increased $0.49, or 22 percent, as compared with the same period in 2014, reflecting higher net earnings and lower weighted-average shares outstanding resulting from shares repurchased during 2014 and 2015.
Year to Date
Diluted earnings per share for the nine months ended September 30, 2015, increased $0.61, or 8 percent, as compared with the same period in 2014, reflecting lower weighted-average shares outstanding resulting from shares repurchased during 2014 and 2015, partially offset by lower net earnings.
Net Cash from Operating Activities
Current Quarter
For the three months ended September 30, 2015, net cash provided by operating activities decreased $376 million, as compared with the same period in 2014, principally due to changes in trade working capital.

NORTHROP GRUMMAN CORPORATION

Year to Date
For the nine months ended September 30, 2015, net cash provided by operating activities decreased $574 million, as compared with the same period in 2014, principally driven by a $500 million voluntary pre-tax pension contribution and changes in trade working capital.
SEGMENT OPERATING RESULTS
At September 30, 2015, the company was aligned into four segments: Aerospace Systems, Electronic Systems, Information Systems and Technical Services. This section discusses segment sales, operating income and operating margin rates. A reconciliation of segment sales to total sales is provided in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1. A reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is provided in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1. For purposes of the discussion in this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate.
Segment Operating Income
Segment operating income, as reconciled below, is a non-GAAP measure and is used by management as an internal measure for financial performance of our operating segments. Segment operating income reflects total earnings from our four segments including allocated pension expense recognized under CAS and excludes unallocated corporate items, including FAS pension expense.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Segment operating income	$726	$840	$2,203	$2,339
Segment operating margin rate	12.1%	14.0%	12.4%	13.1%
Current Quarter
Segment operating income for the three months ended September 30, 2015 decreased $114 million, or 14 percent, and segment operating margin rate decreased to 12.1 percent from 14.0 percent. Segment operating margin and segment operating margin rate declined in the third quarter of 2015 when compared to the third quarter of 2014 principally due to the $75 million benefit recognized in the third quarter of 2014 in connection with the settlements described in the Consolidated Operating Results section above and the $37 million benefit recognized in the third quarter of 2014 resulting from lower CAS pension costs due to the HATFA legislation described below.
Year to Date
Segment operating income for the nine months ended September 30, 2015 decreased $136 million, or 6 percent, and segment operating margin rate decreased to 12.4 percent from 13.1 percent. Segment operating margin and segment operating margin rate declined in 2015 when compared to 2014 principally due to the $75 million benefit recognized in the third quarter of 2014 in connection with the settlements described in the Consolidated Operating Results section above and the $37 million benefit recognized in the third quarter of 2014 resulting from lower CAS pension costs due to the HATFA legislation described below.
The table below reconciles segment operating income to total operating income by including the impact of net FAS/CAS pension adjustments, as well as certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or the FAR.

NORTHROP GRUMMAN CORPORATION

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Segment operating income	$726	$840	$2,203	$2,339
CAS pension expense	185	9	527	287
Less: FAS pension expense	(88)	(29)	(266)	(87)
Net FAS/CAS pension adjustment	97	(20)	261	200
Unallocated corporate expenses	(29)	(50)	(76)	(103)
Other	—	(1)	(1)	(2)
Total operating income	$794	$769	$2,387	$2,434
Net FAS/CAS Pension Adjustment
For financial statement purposes, we account for our employee pension plans in accordance with GAAP under FAS. However, the cost of these plans is charged to our contracts in accordance with the FAR and the related CAS that govern such plans. The net FAS/CAS pension adjustment reflects the difference between pension expense included as cost in segment operating income and pension expense determined in accordance with GAAP. In the third quarter of 2014, Congress passed HATFA, which includes provisions that reduce the amount of CAS pension expense charged to our contracts. The legislation was retroactive to January 1, 2014. In the third quarter of 2014, we recognized a $132 million cumulative reduction in 2014 CAS pension expense principally reflecting the year-to-date HATFA impact.
Current Quarter
The increase in net FAS/CAS pension adjustment for the three months ended September 30, 2015, as compared to the same period in 2014, is principally due to the absence in 2015 of the $132 million reduction in CAS pension expense related to HATFA described above, partially offset by higher FAS expense in 2015, as a result of changes in our FAS discount rate and mortality assumptions as of December 31, 2014.
Year to Date
The increase in net FAS/CAS pension adjustment for the nine months ended September 30, 2015, as compared to the same period in 2014, is principally due to higher 2015 CAS expense resulting from changes in mortality assumptions and demographic experience, partially offset by an increase in 2015 FAS expense as a result of changes in our FAS discount rate and mortality assumptions as of December 31, 2014.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS or the FAR, and are therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits and certain unallowable costs such as lobbying activities. The decrease in unallocated corporate expenses for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, is principally due to reductions in environmental and other corporate provisions.
AEROSPACE SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Sales	$2,563	$2,543	$7,573	$7,465
Operating income	303	402	940	1,016
Operating margin rate	11.8%	15.8%	12.4%	13.6%
Current Quarter
Aerospace Systems sales for the three months ended September 30, 2015 increased $20 million, or 1 percent, as compared with the same period in 2014 due to higher volume on manned military aircraft and unmanned programs, partially offset by lower volume on other programs. The increase in manned military aircraft programs is mainly due to higher production volume on the F-35 and E-2D Advanced Hawkeye programs, partially offset by fewer F/A-18 deliveries. Higher unmanned sales reflect increased volume for a number of programs, including Triton and Global

NORTHROP GRUMMAN CORPORATION

Hawk. The increase in sales between periods was partially offset by the benefit of $75 million in settlements recognized in the third quarter of 2014 as described in the Consolidated Operating Results section above.
Operating income for the three months ended September 30, 2015 decreased $99 million, or 25 percent, and operating margin rate decreased to 11.8 percent from 15.8 percent. Operating income and margin rate decreased in the third quarter of 2015 when compared to the third quarter of 2014 principally due to the benefits recognized in 2014 associated with the settlements and HATFA legislation described above.
Year to Date
Aerospace Systems sales for the nine months ended September 30, 2015 increased $108 million, or 1 percent, as compared with the same period in 2014 due to higher volume on unmanned systems, manned military aircraft and space programs, partially offset by lower volume on other programs. Higher unmanned sales reflect increased volume on a number of programs, including Global Hawk. The increase in manned military aircraft programs is mainly due to higher production volume on the E-2D Advanced Hawkeye and F-35 programs, partially offset by fewer F/A-18 deliveries. The increase in space programs was mainly due to higher volume for restricted work, partially offset by lower volume on the Advanced Extremely High Frequency program. The increase in sales between periods was partially offset by the benefit of $75 million in settlements recognized in the third quarter of 2014 as described in the Consolidated Operating Results section above.
Operating income for the nine months ended September 30, 2015 decreased $76 million, or 7 percent, and operating margin rate decreased to 12.4 percent from 13.6 percent. Operating income and margin rate decreased in 2015 when compared to 2014 principally due to the benefits recognized in 2014 associated with the settlements and HATFA legislation described above.
ELECTRONIC SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Sales	$1,767	$1,733	$5,131	$5,121
Operating income	275	274	787	833
Operating margin rate	15.6%	15.8%	15.3%	16.3%
Current Quarter
Electronic Systems sales for the three months ended September 30, 2015 increased $34 million, or 2 percent, as compared with the same period in 2014. The increase was primarily driven by higher volume on navigation and maritime systems and space programs, partially offset by lower volume on land and self protection systems and airborne tactical sensor programs.
Operating income for the three months ended September 30, 2015 was comparable with the same period in 2014. Operating margin rate decreased slightly to 15.6 percent from 15.8 percent primarily due to lower CAS costs recognized in 2014 resulting from the HATFA legislation described above, partially offset by improved performance in 2015.
Year to Date
Electronic Systems sales for the nine months ended September 30, 2015 was consistent with the same period in 2014. Sales include higher volume on navigation and maritime systems and space programs, partially offset by lower volume on land and self protection systems, airborne tactical sensor programs and intercompany activities.
Operating income for the nine months ended September 30, 2015 decreased $46 million, or 6 percent, and operating margin rate decreased to 15.3 percent from 16.3 percent. Operating income and margin rate for 2015 decreased primarily due to business mix changes, which resulted in lower volume for mature fixed price production programs and higher volume for cost-type development programs, less favorable performance in land and self protection systems and lower CAS costs recognized in 2014 resulting from the HATFA legislation described above.

NORTHROP GRUMMAN CORPORATION

INFORMATION SYSTEMS

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Sales	$1,472	$1,511	$4,531	$4,650
Operating income	146	150	462	465
Operating margin rate	9.9%	9.9%	10.2%	10.0%
Current Quarter
Information Systems sales for the three months ended September 30, 2015 decreased $39 million, or 3 percent, as compared with the same period in 2014. The decrease was driven by lower volume on command and control (C2) programs, including the Consolidated Afloat Network and Enterprise Services (CANES) program, and the impact of in-theater force reductions.
Operating income for the three months ended September 30, 2015 decreased $4 million, or 3 percent, and operating margin rate was consistent with the prior period. The decrease in operating income was primarily driven by the lower sales volume described above.
Year to Date
Information Systems sales for the nine months ended September 30, 2015 decreased $119 million, or 3 percent, as compared with the same period in 2014. The decrease was driven by lower volume on C2 and civil programs, partially offset by higher volume on the F-35 program and on intelligence, surveillance and reconnaissance (ISR) and integrated air and missile defense (IAMD) programs. The decrease in C2 was principally due to lower volume on CANES and the impact of in-theater force reductions. The decline in civil programs was mainly due to lower volume on the Emergency Communications Transformation Program. The increase in ISR programs is primarily due to expanded scope on the Solutions for the Information Technology Enterprise - Enterprise Application Development and Integration Services program. The increase in IAMD programs is principally due to higher volume on the Ground-Based Midcourse Defense Development and Sustainment and Joint National Integration Center Research and Development programs.
Operating income for the nine months ended September 30, 2015 decreased $3 million, or 1 percent, as compared with the same period in 2014, primarily due to the lower sales volume described above. Operating margin rate increased to 10.2 percent from 10.0 percent due to program completions and improved performance across the portfolio, partially offset by lower CAS costs recognized in 2014 resulting from the HATFA legislation described above.
TECHNICAL SERVICES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Sales	$695	$691	$2,185	$2,120
Operating income	64	66	199	202
Operating margin rate	9.2%	9.6%	9.1%	9.5%
Current Quarter
Technical Services sales for the three months ended September 30, 2015 increased $4 million, or 1 percent, as compared with the same period in 2014. The increase was principally due to higher volume on mission solutions & readiness (MS&R) programs, partially offset by lower volume on integrated logistics and modernization (IL&M) programs, including the InterContinental Ballistic Missile (ICBM) program.
Operating income for the three months ended September 30, 2015 decreased $2 million, or 3 percent, and operating margin rate decreased to 9.2 percent from 9.6 percent. The declines in both operating income and operating margin rate were due in part to lower income from an unconsolidated joint venture than in the prior year period.
Year to Date
Technical Services sales for the nine months ended September 30, 2015 increased $65 million, or 3 percent, as compared with the same period in 2014. The increase was principally due to higher volume on MS&R programs,

NORTHROP GRUMMAN CORPORATION

partially offset by lower volume on IL&M programs. The increase in MS&R was primarily due to higher volume on the Saudi Arabian Ministry of National Guard Training Support program (through our interest in a joint venture for which we consolidate the financial results). The decrease in IL&M includes ramp-down activities on the ICBM program.
Operating income for the nine months ended September 30, 2015 decreased $3 million, or 1 percent, and operating margin rate decreased to 9.1 percent from 9.5 percent. The declines in both operating income and operating margin rate were due in part to lower income from an unconsolidated joint venture than in the prior year period.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2015		2014		2015		2014
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,067	$1,824	$2,014	$1,671	$6,046	$5,301	$5,995	$5,147
Service	496	436	529	470	1,527	1,332	1,470	1,302
Electronic Systems
Product	1,441	1,227	1,338	1,118	4,170	3,567	4,088	3,415
Service	326	265	395	341	961	777	1,033	873
Information Systems
Product	327	280	346	332	989	869	1,006	953
Service	1,145	1,046	1,165	1,029	3,542	3,200	3,644	3,232
Technical Services
Product	56	52	46	39	176	169	144	130
Service	639	579	645	586	2,009	1,817	1,976	1,788
Segment Totals
Total Product	$3,891	$3,383	$3,744	$3,160	$11,381	$9,906	$11,233	$9,645
Total Service	2,606	2,326	2,734	2,426	8,039	7,126	8,123	7,195
Intersegment eliminations	(518)	(456)	(494)	(442)	(1,588)	(1,403)	(1,485)	(1,308)
Total segment(1)	$5,979	$5,253	$5,984	$5,144	$17,832	$15,629	$17,871	$15,532
(1) The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.
Product Sales and Costs
Current Quarter
Product sales for the three months ended September 30, 2015, increased $147 million, or 4 percent, as compared with the same period in 2014. The increase was driven primarily by higher volume on combat avionics and tactical sensor programs at Electronic Systems and higher volume on manned military aircraft programs at Aerospace Systems. These increases were partially offset by the benefit of $75 million in settlements recorded in the third quarter of 2014 as described in the Consolidated Operating Results section above.
Product costs for the three months ended September 30, 2015, increased $223 million, or 7 percent, as compared with the same period in 2014. The increase was primarily driven by the higher product sales described above.
Year to Date
Product sales for the nine months ended September 30, 2015 increased $148 million, or 1 percent, as compared with the same period in 2014. The increase was driven primarily by higher product sales at Electronic Systems and Aerospace Systems. The increase at Electronics Systems was driven by higher volume on space and combat avionics programs, partially offset by international programs. The increase at Aerospace Systems was driven by higher

NORTHROP GRUMMAN CORPORATION

volume on unmanned and space programs, partially offset by lower volume on manned military aircraft and other programs, including the benefit of $75 million in settlements recognized in the third quarter of 2014 as described in the Consolidated Operating Results section above.
Product costs for the nine months ended September 30, 2015, increased $261 million, or 3 percent, as compared with the same period in 2014. The increase was primarily driven by the higher product sales described above and lower product operating margin rates at Electronic Systems, which were principally due to business mix changes as described in the Segment Operating Results section above.
Service Sales and Costs
Current Quarter
Service sales for the three months ended September 30, 2015, decreased $128 million, or 5 percent, as compared with the same period in 2014. The decrease was primarily driven by lower service sales at Electronic Systems and Aerospace Systems. The decrease at Electronic Systems was primarily driven by lower volume on land and self protection systems programs. The decrease at Aerospace Systems was primarily driven by lower volume on unmanned and other programs, partially offset by increased volume on manned military aircraft programs.
Service costs for the three months ended September 30, 2015, decreased $100 million, or 4 percent, as compared with the same period in 2014. The decrease was primarily driven by the lower service sales described above.
Year to Date
Service sales for the nine months ended September 30, 2015, decreased $84 million, or 1 percent, as compared with the same period in 2014. The decrease was primarily due to lower service sales at Information Systems and Electronic Systems, partially offset by higher service sales at Aerospace Systems. The decrease at Information Systems was primarily due to lower volume on C2 programs and the impact of in-theater force reductions. The decrease at Electronic Systems was primarily due to lower services sales on tactical sensor and other programs. The increase at Aerospace Systems was primarily driven by higher service sales on manned military aircraft programs, partially offset by lower service sales on other programs.
Service costs for the nine months ended September 30, 2015, decreased $69 million, or 1 percent, as compared with the same period in 2014. The decrease was consistent with the change in service sales described above.
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
Backlog consisted of the following as of September 30, 2015, and December 31, 2014:

	September 30, 2015			December 31, 2014
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog
Aerospace Systems	$8,742	$8,999	$17,741	$20,063
Electronic Systems	7,471	2,101	9,572	9,715
Information Systems	3,185	2,794	5,979	6,115
Technical Services	2,393	205	2,598	2,306
Total backlog	$21,791	$14,099	$35,890	$38,199
New Awards
The estimated value of contract awards recorded during the nine months ended September 30, 2015 was $15.5 billion. New awards during this period include $1.1 billion for the F-35 program, $791 million for the Saudi Arabian Ministry of National Guard Training Support program (through our interest in a joint venture for which we consolidate the financial results), $589 million for the E-2D Advanced Hawkeye program, $389 million for the Global Hawk program and $341 million for the F/A-18 program.

NORTHROP GRUMMAN CORPORATION

Subsequent Event
On October 27, 2015, the U.S. Air Force announced it was awarding us a contract for Engineering and Manufacturing Development and early production for the Long Range Strike Bomber (LRS-B). The time period within which the unsuccessful offeror could file a protest and trigger an automatic stay of contract performance has not yet expired. The LRS-B award is not included in third quarter 2015 new awards or backlog.
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
In February 2015, the company issued $600 million of unsecured senior notes due April 15, 2045 with a fixed interest rate of 3.85 percent (the Notes). Interest on the Notes is payable semi-annually in arrears. The Notes are subject to redemption at the company's discretion at any time, or from time to time, prior to maturity in whole or in part at the greater of the principal amount of the Notes or an applicable “make-whole” amount, plus accrued and unpaid interest. We are using the net proceeds from this offering for general corporate purposes, including the funding of a $500 million voluntary contribution to our pension plans in the first quarter of 2015 and debt repayment.
In July 2015, the company amended its $1.8 billion five-year credit facility dated August 29, 2013 by reducing the aggregate principal amount available under the facility to $1.6 billion and extending the maturity to July 2020 (2015 Credit Agreement). The 2015 Credit Agreement contains generally customary terms and conditions. At September 30, 2015, the company was in compliance with all covenants under the 2015 Credit Agreement and there was no balance outstanding.
In October 2015, the company completed its previously announced goal of repurchasing 60 million shares of common stock by the end of 2015.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.
The table below summarizes key components of cash from operating activities:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Net earnings	$516	$473	$1,531	$1,563
Non-cash items(1)	157	201	453	416
Changes in assets and liabilities:
Trade working capital	(152)	287	(1,121)	(831)
Retiree benefits	60	(3)	(318)	5
Other, net	(24)	(25)	(16)	(50)
Net cash provided by operating activities	$557	$933	$529	$1,103

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

NORTHROP GRUMMAN CORPORATION

cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as indicators of performance.
The table below reconciles cash from operating activities to free cash flow from operations:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2015	2014	2015	2014
Net cash provided by operating activities	$557	$933	$529	$1,103
Less: capital expenditures	(102)	(109)	(334)	(285)
Free cash flow	$455	$824	$195	$818
Current Quarter
Free cash flow for the three months ended September 30, 2015, decreased $369 million, as compared to the same period in 2014, principally due to changes in trade working capital.
Year to Date
Free cash flow for the nine months ended September 30, 2015, decreased $623 million, as compared to the same period in 2014, principally driven by a $500 million voluntary pre-tax pension contribution, changes in trade working capital and higher capital expenditures.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates or judgments from those discussed in our 2014 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
See Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contains statements, other than statements of historical fact, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “intend,” “may,” “could,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “anticipate,” “trends,” “goals,” and similar expressions generally identify these forward-looking statements.
Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2014 Annual Report on Form 10-K. They include:

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

NORTHROP GRUMMAN CORPORATION

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
Additional information regarding these risks and other important factors can be found in the section entitled “Risk Factors” in our 2014 Annual Report on Form 10-K and as disclosed in this report and from time to time in our other filings with the SEC.
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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2015, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2015, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2014 Annual Report on Form 10-K, and updated that information in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future U.S. Government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of our reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2014 Annual Report on Form 10-K, as updated by Note 6 to the unaudited condensed consolidated financial statements in this report, we do not believe that the outcome of any matter currently pending against the company is likely to have a material adverse effect on the company's unaudited condensed consolidated financial position as of September 30, 2015, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A of our 2014 Annual Report on Form 10-K.
Item 1A. Risk Factors
The following is an update to one of our risk factors described in our 2014 Annual Report on Form 10-K and should be read in conjunction with the risk factors therein. For a discussion of our risk factors please see the section entitled "Risk Factors" in our 2014 Annual Report on Form 10-K.

Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations or cash flows.

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions, as applicable. Plans adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on new starts) and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event government funding for our significant programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such programs may be terminated or adjusted by the U.S. Government or the prime contractor.
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
On September 30, 2015 the President signed a continuing resolution which funds the government at FY 2015 levels until December 11, 2015. It is unclear when or if annual appropriations bills will be enacted for FY 2016. The U.S. Government may operate under a continuing resolution for all of FY 2016, restricting new contract or program starts for that year and we may face a government shutdown of unknown duration.
The budget environment, including sequestration as currently mandated, and uncertainty surrounding the appropriations processes, remain significant long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold and what challenges budget reductions will present for the defense

NORTHROP GRUMMAN CORPORATION

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
Significant delays or reductions in appropriations, long term funding under a continuing resolution, an extended debt ceiling breach or government shutdown, and/or future budget and program decisions may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
July	1,781,400	$166.35	1,781,400	$1,206
August	1,622,650	169.57	1,622,650	930
September	2,245,529	165.97	2,245,529	4,558
Total	5,649,579	$167.12	5,649,579	$4,558

(1)
On December 4, 2014, the company's board of directors authorized a share repurchase program of up to $3.0 billion of the company's common stock (2014 Repurchase Program). Repurchases under the 2014 Repurchase Program commenced in March 2015. As of September 30, 2015, repurchases under the 2014 Repurchase Program totaled $2.4 billion and $0.6 billion remained under this share repurchase authorization. By its terms, the 2014 Repurchase Program will expire when we have used all authorized funds for repurchases.

On September 16, 2015, the company's board of directors authorized a new share repurchase program of up to $4.0 billion of the company's common stock (2015 Repurchase Program). By its terms, repurchases under the 2015 Repurchase Program will commence upon completion of the 2014 Repurchase Program and will expire when we have used all authorized funds for repurchases.

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

NORTHROP GRUMMAN CORPORATION

Item 6. Exhibits

2.1
Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 29, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 4, 2011, File No. 001-16411)

2.2
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 4, 2011, File No. 001-16411)

*+10.1	Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2011 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2016

10.2
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

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: October 27, 2015