Form 10-Q
period 2016-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2016-04-27
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 22, 2016, 180,451,623 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2016	2015
Sales
Product	$3,478	$3,429
Service	2,478	2,528
Total sales	5,956	5,957
Operating costs and expenses
Product	2,611	2,542
Service	1,950	2,000
General and administrative expenses	656	635
Operating income	739	780
Other (expense) income
Interest expense	(76)	(76)
Other, net	13	—
Earnings before income taxes	676	704
Federal and foreign income tax expense	120	220
Net earnings	$556	$484

Basic earnings per share	$3.07	$2.45
Weighted-average common shares outstanding, in millions	181.3	197.7
Diluted earnings per share	$3.03	$2.41
Weighted-average diluted shares outstanding, in millions	183.4	200.5

Net earnings (from above)	$556	$484
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	101	96
Change in cumulative translation adjustment	(4)	(29)
Other, net	(1)	(1)
Other comprehensive income, net of tax	96	66
Comprehensive income	$652	$550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,277	$2,319
Accounts receivable, net	3,346	2,841
Inventoried costs, net	898	807
Prepaid expenses and other current assets	185	367
Total current assets	5,706	6,334
Property, plant and equipment, net of accumulated depreciation of $4,877 in 2016 and $4,849 in 2015	3,230	3,064
Goodwill	12,462	12,460
Deferred tax assets	1,383	1,409
Other non-current assets	1,152	1,157
Total assets	$23,933	$24,424

Liabilities
Trade accounts payable	$1,204	$1,282
Accrued employee compensation	1,071	1,195
Advance payments and amounts in excess of costs incurred	1,409	1,537
Other current liabilities	1,271	1,443
Total current liabilities	4,955	5,457
Long-term debt, net of current portion	6,387	6,386
Pension and other post-retirement benefit plan liabilities	6,117	6,172
Other non-current liabilities	853	887
Total liabilities	18,312	18,902

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2016—180,828,855 and 2015—181,303,083	181	181
Paid-in capital	—	—
Retained earnings	10,664	10,661
Accumulated other comprehensive loss	(5,224)	(5,320)
Total shareholders’ equity	5,621	5,522
Total liabilities and shareholders’ equity	$23,933	$24,424
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2016	2015
Operating activities
Net earnings	$556	$484
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	103	99
Stock-based compensation	14	24
Excess tax benefits from stock-based compensation	—	(105)
Deferred income taxes	(35)	204
Changes in assets and liabilities:
Accounts receivable, net	(514)	(325)
Inventoried costs, net	(89)	(76)
Prepaid expenses and other assets	(4)	16
Accounts payable and other liabilities	(364)	(889)
Income taxes payable	174	366
Retiree benefits	105	(440)
Other, net	(6)	(12)
Net cash used in operating activities	$(60)	$(654)

Investing activities
Capital expenditures	(298)	(117)
Other, net	—	2
Net cash used in investing activities	(298)	(115)

Financing activities
Common stock repurchases	(282)	(825)
Net proceeds from issuance of long-term debt	—	600
Payments of long-term debt	(107)	—
Cash dividends paid	(159)	(156)
Payments of employee taxes withheld from share-based awards	(137)	(171)
Other, net	1	104
Net cash used in financing activities	(684)	(448)
Decrease in cash and cash equivalents	(1,042)	(1,217)
Cash and cash equivalents, beginning of year	2,319	3,863
Cash and cash equivalents, end of period	$1,277	$2,646
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2016	2015
Common stock
Beginning of year	$181	$199
Common stock repurchased	(2)	(5)
Shares issued for employee stock awards and options	2	1
End of period	181	195
Paid-in capital
Beginning of year	—	—
End of period	—	—
Retained earnings
Beginning of year	10,661	12,392
Common stock repurchased	(284)	(854)
Net earnings	556	484
Dividends declared	(147)	(142)
Stock compensation	(122)	(37)
End of period	10,664	11,843
Accumulated other comprehensive loss
Beginning of year	(5,320)	(5,356)
Other comprehensive income, net of tax	96	66
End of period	(5,224)	(5,290)
Total shareholders’ equity	$5,621	$6,748
Cash dividends declared per share	$0.80	$0.70
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
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the rules of the Securities and Exchange Commission (SEC) for interim reporting purposes. These financial statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the company’s unaudited condensed consolidated financial position, results of operations and cash flows.
The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report on Form 10-K) and the Form 8-K that we expect to file with the SEC immediately after filing this Form 10-Q, which recasts the disclosures in certain portions of the 2015 Annual Report on Form 10-K to reflect changes in the company’s organizational structure and reportable segments.
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
Significant EAC adjustments on a single contract could have a material effect on the company’s unaudited condensed consolidated financial position or results of operations. Where such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No discrete event or adjustments to an individual contract were material to the accompanying unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended March 31
$ in millions, except per share data	2016	2015
Operating Income	$129	$187
Net Earnings(1)	84	122
Diluted earnings per share(1)	0.46	0.61

(1)	Based on statutory tax rates
Contract sales may include estimated amounts not contractually agreed to by the customer, including cost or performance incentives (such as award and incentive fees), un-priced change orders, contract claims and requests for equitable adjustment (REAs). Further, as contracts are performed, change orders can be a regular occurrence and may be un-priced until negotiated with the customer. Un-priced change orders, contract claims (including change orders unapproved as to both scope and price) and REAs are included in estimated contract sales when management believes it is probable the un-priced change order, claim and/or REA will result in additional contract revenue and the amount can be reliably estimated based on the facts and circumstances known to us at the time. As of March 31, 2016, the company has initiated REAs with the U.S. government and an international customer seeking recovery of approximately $300 million under contracts related to two Aerospace Systems programs. A substantial portion of the REAs was initiated during the fourth quarter of 2015. The REAs relate to what we believe is work performed by the company at the direction of our customers that is beyond the scope of the related contracts as well as costs incurred by the company as a result of customer-caused delays and disruption. The total amount of additional contract sales we have assumed as of March 31, 2016 is approximately $225 million. We are currently negotiating the REAs and the terms of the contracts with our customers. Recognized amounts related to claims and REAs as of March 31, 2015 were not material individually or in aggregate.
As of March 31, 2016, the company does not have any contract terminations in process that we anticipate would have a material effect on our unaudited condensed consolidated financial position, or our annual results of operations and/or cash flows.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On March 30, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The company adopted ASU 2016-09 during the first quarter of 2016. Among other things, the ASU requires that entities recognize excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense or benefit. The ASU also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities in the statement of cash flows. As a result of adoption, the company recognized an $80 million tax benefit as a discrete item during the first quarter of 2016. Adoption also resulted in an $80 million increase in operating cash flows and a corresponding $80 million reduction in financing cash flows for the period ended March 31, 2016.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including Accounting Standards Codification (ASC) 840 - Leases. Among other things, the new standard requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease. ASU 2016-02 will be effective January 1, 2019, although early adoption is permitted. The standard must be applied using a modified retrospective approach. We are currently evaluating the timing of adoption as well as the effect ASU 2016-02 will have on the company’s consolidated financial position, annual results of operations and cash flows.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to

NORTHROP GRUMMAN CORPORATION

annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the company’s consolidated financial position, annual results of operations and cash flows.
Other accounting standards updates effective after March 31, 2016 are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
Reclassifications
The company adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the first quarter of 2016. As a result, we now present capitalized debt issuance costs as a reduction in the carrying amount of long-term debt. This change resulted in a reclassification of $30 million and $27 million of other non-current assets reported in our 2015 and 2014 consolidated statements of financial position to long-term debt, which reduced our previously reported total assets and total liabilities as of December 31, 2015 and 2014.
Shareholders’ Equity
The company records the difference between the cost of shares repurchased and their par value as well as tax withholding in excess of related stock compensation expense as a reduction of paid-in capital to the extent available and then as a reduction of retained earnings.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	March 31, 2016	December 31, 2015
Unamortized benefit plan costs, net of tax benefit of $3,288 as of March 31, 2016 and $3,350 as of December 31, 2015	$(5,140)	$(5,241)
Cumulative translation adjustment	(86)	(82)
Net unrealized gain on marketable securities and cash flow hedges, net of tax	2	3
Total accumulated other comprehensive loss	$(5,224)	$(5,320)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.3 billion and $5.5 billion as of March 31, 2016 and December 31, 2015, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the interest rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from accumulated other comprehensive loss to net earnings related to the amortization of benefit plan costs were $101 million and $96 million, net of taxes, for the three months ended March 31, 2016 and 2015, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company’s retirement benefit plans, and are included in the computation of net periodic pension cost. See Note 8 for further information.
Reclassifications from accumulated other comprehensive loss to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three months ended March 31, 2016 and 2015, respectively, were not material. Reclassifications for cumulative translation adjustments and marketable securities are recorded in other income, and reclassifications for effective cash flow hedges are recorded in operating income.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 2.1 million shares and 2.8 million shares for the three months ended March 31, 2016 and 2015, respectively.

NORTHROP GRUMMAN CORPORATION

Share Repurchases
On May 15, 2013, the company’s board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock (2013 Repurchase Program). Repurchases under the 2013 Repurchase Program commenced in September 2013 and were completed in March 2015. On December 4, 2014, the company’s board of directors authorized a new share repurchase program of up to $3.0 billion of the company’s common stock (2014 Repurchase Program). Repurchases under the 2014 Repurchase Program commenced in March 2015 and were completed in March 2016.
On September 16, 2015, the company’s board of directors authorized a new share repurchase program of up to $4.0 billion of the company’s common stock (2015 Repurchase Program). Repurchases under the 2015 Repurchase Program commenced in March 2016 upon the completion of the company’s 2014 Repurchase Program. As of March 31, 2016, repurchases under the 2015 Repurchase Program totaled $11 million; approximately $4.0 billion remained under this share repurchase authorization. By its terms, the 2015 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs in the periods presented.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Three Months Ended March 31
					2016	2015
May 15, 2013	$4,000	32.8	$121.97	March 2015	—	2.7
December 4, 2014	$3,000	18.0	$166.70	March 2016	1.4	2.6
September 16, 2015	$4,000	0.1	$198.61		0.1	—

(1)	Includes commissions paid.
Dividends on Common Stock
In May 2015, the company increased the quarterly common stock dividend 14 percent to $0.80 per share from the previous amount of $0.70 per share.
3.    SEGMENT INFORMATION
The company is aligned in three operating sectors, which also comprise our reportable segments: Aerospace Systems, Mission Systems and Technology Services. Effective January 1, 2016, the company streamlined our sectors from four to three to better align our business with the evolving needs of our customers and enhance innovation across the company. Mission Systems and Technology Services were created by merging elements of our former Electronic Systems, Information Systems and Technical Services sectors. The new Mission Systems sector is composed of the majority of our former Electronic Systems sector and the businesses from our former Information Systems sector focused on the development of new capabilities for our military and intelligence customers. The new Technology Services sector was formed by combining the services portfolio in the former Information Systems sector with the former Technical Services sector. Among other operations that were realigned, the military and civil space hardware business in Azusa, California, previously reporting to the Electronic Systems sector, moved to the Aerospace Systems sector, and the electronic attack business, previously in the Aerospace Systems sector, moved to the Mission Systems sector.

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2016	2015
Sales
Aerospace Systems	$2,574	$2,498
Mission Systems	2,693	2,711
Technology Services	1,214	1,267
Intersegment eliminations	(525)	(519)
Total sales	5,956	5,957
Operating income
Aerospace Systems	286	312
Mission Systems	353	344
Technology Services	126	133
Intersegment eliminations	(64)	(54)
Total segment operating income	701	735
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	74	83
Unallocated corporate expenses	(33)	(38)
Other	(3)	—
Total operating income	$739	$780
Net FAS/CAS Pension Adjustment
For financial statement purposes, we account for our employee pension plans in accordance with GAAP under FAS (GAAP Financial Accounting Standards). However, the cost of these plans is charged to our contracts in accordance with the Federal Acquisition Regulation (FAR) and the related U.S. Government Cost Accounting Standards (CAS) that govern such plans. The net FAS/CAS pension adjustment reflects the difference between CAS pension expense included as cost in segment operating income and FAS expense determined in accordance with GAAP.
The decrease in net FAS/CAS pension adjustment for the three months ended March 31, 2016, as compared with the same period in 2015, is primarily due to lower than expected asset returns during 2015, partially offset by the increase in our FAS discount rate assumption as of December 31, 2015 and the continued phase-in of the effects of CAS harmonization.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS or the FAR, and therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits and certain unallowable costs such as lobbying activities, among others.
Unallocated corporate expenses decreased for the three months ended March 31, 2016, as compared to the same period in 2015, principally due to higher deferred state taxes in 2015 resulting from a $500 million discretionary pension contribution made in the first quarter of 2015, partially offset by an increase in environmental costs.
4.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2016	2015
Federal and foreign income tax expense	$120	$220
Effective income tax rate	17.8%	31.3%

NORTHROP GRUMMAN CORPORATION

The company’s effective tax rate for the three months ended March 31, 2016 was lower than the comparable 2015 period principally due to an $80 million benefit recognized in the first quarter of 2016 resulting from the adoption of ASU No. 2016-09 described in Note 1 and extension of the research tax credit, partially offset by the absence of refund claims filed in 2015.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Our 2007-2013 tax returns are currently either under Internal Revenue Service examination or appeals. The company believes it is reasonably possible that within the next twelve months, we may resolve certain matters related to the years under examination or appeals, resulting in a reduction of our unrecognized tax benefits up to $175 million and a reduction of our income tax expense up to $45 million.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents comparative carrying value and fair value information for our financial assets and liabilities:

	March 31, 2016		December 31, 2015
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$300	$300	$303	$303
Available-for-sale	6	6	7	7
Derivatives	5	5	5	5
Long-term debt, including current portion	$(6,389)	$(7,097)	$(6,496)	$(6,907)
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2016.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities consisting of securities that are classified as either trading or available-for-sale to partially fund non-qualified employee benefit plans. These assets are recorded at fair value on a recurring basis and substantially all of these instruments are valued using Level 1 inputs, with an immaterial amount valued using Level 2 inputs. As of March 31, 2016 and December 31, 2015, marketable securities of $306 million and $310 million, respectively, were included in other non-current assets in the unaudited condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company’s derivative portfolio consists primarily of foreign currency forward contracts. The notional value of the company’s derivative portfolio at March 31, 2016 and December 31, 2015, was $129 million and $141 million, respectively. The portion of the notional value designated as cash flow hedges at March 31, 2016 and December 31, 2015, was $7 million and $10 million, respectively. Substantially all of these instruments are valued using Level 2 inputs. Where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rates. The derivative fair values and related unrealized gains/losses at March 31, 2016 and December 31, 2015, were not material.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
Unsecured Senior Notes
In February 2015, the company issued $600 million of unsecured senior notes due April 15, 2045 with a fixed interest rate of 3.85 percent. We used the net proceeds from this offering for general corporate purposes, including the funding of a $500 million voluntary contribution to our pension plans in the first quarter of 2015 and a debt repayment of $107 million in the first quarter of 2016.

NORTHROP GRUMMAN CORPORATION

6.    INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company’s lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims and counterclaims, seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney’s fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On December 19, 2014, the company filed a motion for partial summary judgment asking the court to dismiss the principal counterclaim referenced above. On June 29, 2015, the Court heard argument and denied that motion without prejudice to filing a later motion to dismiss. Although the ultimate outcome of these matters (“the FSS matters,” collectively), including any possible loss, cannot be predicted or estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $31 million as of March 31, 2016), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $24 million as of March 31, 2016) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $6 million as of March 31, 2016). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $35 million as of March 31, 2016), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. At some future point, the court is expected to issue a decision on the parties’ claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On October 29, 2013, the court issued its decision in favor of the defendants on the statutory claims. On May 9, 2014,

NORTHROP GRUMMAN CORPORATION

the court granted defendants’ dispositive motions on the remaining tort causes of action. Notice of entry of judgment was filed on July 1, 2014. The Orange County Water District filed a notice of appeal on August 28, 2014. The Orange County Water District filed its opening brief on October 14, 2015. The company has filed its response. The Orange County Water District’s reply is currently due in the second quarter of 2016.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2016, or its annual results of operations or cash flows.
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
At March 31, 2016, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2016, or its annual results of operations and/or cash flows.
Environmental Matters
The table below summarizes management’s estimate of the range of reasonably possible future costs for environmental remediation, the amount accrued within that range, and the deferred costs expected to be recoverable through overhead charges on U.S. Government contracts as of March 31, 2016 and December 31, 2015:

$ in millions	Range of Reasonably Possible Future Costs(1)	Accrued Costs(2)	Deferred Costs(3)
March 31, 2016	$364 - $808	$377	$192
December 31, 2015	353 - 812	370	186

(1)	The range of reasonably possible future costs does not take into consideration amounts expected to be recoverable through overhead charges on U.S. Government contracts.
(2) As of March 31, 2016, $110 million is recorded in other current liabilities and $267 million is recorded in other non-current liabilities.
(3) As of March 31, 2016, $62 million is deferred in inventoried costs and $130 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis.

NORTHROP GRUMMAN CORPORATION

Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, we do not anticipate future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2016, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2016, there were $238 million of stand-by letters of credit and guarantees and $150 million of surety bonds outstanding.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2016, or its annual results of operations and/or cash flows.
Operating Leases
Rental expense for operating leases was $91 million and $81 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are net of immaterial amounts of sublease rental income.
Credit Facility
The company maintains an unsecured credit facility in an aggregate principal amount of $1.6 billion (the “Credit Agreement”) that matures in July 2020. At March 31, 2016, the company was in compliance with all covenants under the Credit Agreement and there was no balance outstanding.
8.    RETIREMENT BENEFITS
The cost to the company of its retirement plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		Medical and Life Benefits
$ in millions	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$112	$121	$8	$9
Interest cost	321	306	24	24
Expected return on plan assets	(463)	(494)	(21)	(22)
Amortization of:
Prior service credit	(15)	(15)	(6)	(7)
Net loss from previous years	178	171	3	6
Net periodic benefit cost	$133	$89	$8	$10
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

NORTHROP GRUMMAN CORPORATION

Contributions made by the company to its retirement plans are as follows:

	Three Months Ended March 31
$ in millions	2016	2015
Defined benefit pension plans	$27	$525
Medical and life benefit plans	11	6
Defined contribution plans	87	85
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company's long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Three Months Ended March 31
in millions	2016	2015
RSRs granted	0.2	0.2
RPSRs granted	0.3	0.4
Grant date aggregate fair value	$87	$87
RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of financial metrics for the three-year period beginning January 1 of the year of grant.
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Three Months Ended March 31
$ in millions	2016	2015
Minimum aggregate payout amount	$34	$34
Maximum aggregate payout amount	193	190
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of financial metrics for a three-year period beginning January 1 of the year of grant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation (the “Corporation”) and subsidiaries as of March 31, 2016, and the related condensed consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of earnings and comprehensive income (loss), cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 1, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/  Deloitte & Touche LLP
McLean, Virginia
April 26, 2016

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company. We offer a broad portfolio of capabilities and technologies that enable us to deliver innovative products, systems and solutions for applications that range from undersea to outer space and into cyberspace. We provide products, systems and solutions in autonomous systems; cyber; command, control, communications and computers (C4), intelligence, surveillance and reconnaissance (C4ISR); strike aircraft; and logistics and modernization to government and commercial customers worldwide. We participate in many high-priority defense and government programs in the United States (U.S.) and abroad. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state and local governments and commercial customers.
The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2015 Annual Report on Form 10-K and the Form 8-K that we expect to file with the SEC immediately after filing this Form 10-Q, which recasts the disclosures in certain portions of the 2015 Annual Report on Form 10-K to reflect changes in the company’s organizational structure and reportable segments. See further discussions in the Consolidated Operating Results and Segment Operating Results sections that follow.
Political and Economic Environment
The following is an update of events relating to the company’s political and economic environment since the filing of our 2015 Annual Report on Form 10-K.
On February 9, 2016, the President delivered his FY 2017 budget to Congress. The FY 2017 budget reflects the FY 2017 spending caps established in the Bipartisan Budget Act of 2015 and requests $524 billion for the DoD’s annual budget and an additional $59 billion for Overseas Contingency Operations. Congress is in the process of considering appropriations bills for FY 2017. It is unclear when or if annual appropriations bills will be enacted for FY 2017. The U.S. Government may operate under a continuing resolution for some or all of FY 2017, restricting new contract or program starts for that year and placing limitations on some planned program budgets, and we may face a government shutdown of unknown duration.
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
In evaluating our operating performance, we look primarily at changes in sales and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion below of results of operations first focuses on our three segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, deliveries or other indicators of sales activity, and contract mix. For purposes of this discussion, volume generally refers to increases or decreases in sales or cost from production/service activity levels or delivery rates. Performance generally refers to changes in estimates-at-completion (EACs) for contract operating margin rates during the period (net EAC adjustments), as well as the continuing effect of prior net EAC adjustments.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended March 31%
$ in millions, except per share amounts	2016	2015	Change
Sales	$5,956	$5,957	—
Operating costs and expenses	5,217	5,177	1%
Operating income	739	780	(5)%
Operating margin rate	12.4%	13.1%
Federal and foreign income tax expense	120	220	(45)%
Effective income tax rate	17.8%	31.3%
Net earnings	556	484	15%
Diluted earnings per share	3.03	2.41	26%
Net cash used in operating activities	$(60)	$(654)	$ (91)%
Sales
Sales for the three months ended March 31, 2016 were comparable to the same period in 2015. Higher sales at Aerospace Systems were offset by lower sales at Technology Services and Mission Systems.
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
Operating costs and expenses comprise the following:

	Three Months Ended March 31%
$ in millions	2016	2015	Change
Product costs	$2,611	$2,542	3%
Service costs	1,950	2,000	(3)%
General and administrative expenses	656	635	3%
Operating costs and expenses	$5,217	$5,177	1%
Operating costs and expenses as a % of sales	87.6%	86.9%
Operating costs and expenses as a percentage of sales increased for the three months ended March 31, 2016 as compared with the same period in 2015, which decreased our operating margin rate to 12.4 percent from 13.1 percent in the prior year period. The increase in operating costs and expenses as a percentage of sales was driven by $34 million of lower segment operating income, as described in the Segment Operating Results section below, and a $9 million decrease in our net FAS (GAAP Financial Accounting Standards)/CAS pension adjustment, as described in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.
General and administrative expenses as a percentage of sales for the three months ended March 31, 2016 increased to 11.0 percent from 10.7 percent in the prior year period, principally due to an increase in IR&D as we continue to invest in future business opportunities.
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
Operating income for the three months ended March 31, 2016 decreased $41 million, or 5 percent, as compared with the same period in 2015, and operating margin rate decreased to 12.4 percent from 13.1 percent in the prior year period, primarily due to the higher operating costs and expenses described above.
Federal and Foreign Income Taxes
The company’s effective tax rate for the three months ended March 31, 2016 was 17.8 percent as compared with 31.3 percent in the prior period and reflects an $80 million benefit recognized in the first quarter of 2016 resulting from the adoption of Accounting Standards Update No. 2016-09, as described in Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1, and extension of the research tax credit, partially offset by the absence of refund claims filed in 2015.
Net Earnings
Net earnings for the three months ended March 31, 2016 increased $72 million, or 15 percent, as compared with the same period in 2015, principally due to the lower effective tax rate discussed above, partially offset by lower segment operating income, which is discussed in Segment Operating Results below.
Diluted Earnings Per Share
Diluted earnings per share for the three months ended March 31, 2016 increased $0.62, or 26 percent, as compared with the same period in 2015, reflecting higher net earnings and lower weighted-average shares outstanding resulting from shares repurchased during 2015 and 2016.
Net Cash from Operating Activities
See “Operating Cash Flow” in the Liquidity and Capital Resources section below for further information on net cash used in operating activities.
SEGMENT OPERATING RESULTS
Basis of Presentation
At March 31, 2016, the company was aligned in three operating sectors, which also comprise our reportable segments: Aerospace Systems, Mission Systems, and Technology Services. Effective January 1, 2016, the company streamlined our sectors from four to three to better align our business with the evolving needs of our customers and enhance innovation across the company. Mission Systems and Technology Services were created by merging elements of our former Electronic Systems, Information Systems and Technical Services sectors. The new Mission Systems sector is composed of the majority of our former Electronic Systems sector and the businesses from our former Information Systems sector focused on the development of new capabilities for our military and intelligence customers. The new Technology Services sector was formed by combining the services portfolio in the former Information Systems sector with the former Technical Services sector. Among other operations that were realigned, the military and civil space hardware business in Azusa, California, previously reporting to the Electronic Systems sector, moved to the Aerospace Systems sector, and the electronic attack business previously in the Aerospace Systems sector moved to the Mission Systems sector. This realignment is reflected in the accompanying financial information.

NORTHROP GRUMMAN CORPORATION

Our sectors provide products and services in the following business areas, which are presented in a manner reflecting core capabilities:

Aerospace Systems	Mission Systems	Technology Services
Autonomous Systems	Sensors and Processing	Global Logistics and Modernization
Manned Aircraft	Cyber and ISR	Advanced Defense Services
Space	Advanced Capabilities	System Modernization and Services
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
Segment Operating Income and Margin Rate
Segment operating income, as reconciled in the Reconciliation of Segment Operating Income to Total Operating Income table below, is a non-GAAP measure and is used by management as an internal measure for financial performance of our operating segments. Segment operating income reflects total earnings from our three segments including allocated pension expense recognized under CAS, and excludes unallocated corporate items, including FAS pension expense.

	Three Months Ended March 31%
$ in millions	2016	2015	Change
Segment operating income	$701	$735	(5)%
Segment operating margin rate	11.8%	12.3%
Segment operating income for the three months ended March 31, 2016 decreased $34 million, or 5 percent, as compared with the same period in 2015, and segment operating margin rate decreased to 11.8 percent from 12.3 percent. Segment operating income and segment operating margin rate declined principally due to lower margins at Aerospace Systems as described below.
Net EAC Adjustments - We record changes in estimated contract operating income at completion (net EAC adjustments) using the cumulative catch-up method of accounting. In aggregate, net EAC adjustments can have a significant effect on reported sales and operating income and are presented in the table below:

	Three Months Ended March 31
$ in millions	2016	2015
Favorable EAC adjustments	$200	$290
Unfavorable EAC adjustments	(71)	(103)
Net EAC adjustments	$129	$187
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended March 31
$ in millions	2016	2015
Aerospace Systems	$59	$111
Mission Systems	55	56
Technology Services	21	23
Eliminations	(6)	(3)
Net EAC adjustments	$129	$187

NORTHROP GRUMMAN CORPORATION

Reconciliation of Segment Operating Income to Total Operating Income - The table below reconciles segment operating income to total operating income by including the impact of net FAS/CAS pension adjustments, as well as unallocated corporate expenses (certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or the FAR). See Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1 for further information on the net FAS/CAS pension adjustment and unallocated corporate expenses.

	Three Months Ended March 31
$ in millions	2016	2015
Segment operating income	$701	$735
CAS pension expense	207	172
Less: FAS pension expense	(133)	(89)
Net FAS/CAS pension adjustment	74	83
Unallocated corporate expenses	(33)	(38)
Other	(3)	—
Total operating income	$739	$780
AEROSPACE SYSTEMS

	Three Months Ended March 31%
$ in millions	2016	2015	Change
Sales	$2,574	$2,498	3%
Operating income	286	312	(8)%
Operating margin rate	11.1%	12.5%
Aerospace Systems sales for the three months ended March 31, 2016 increased $76 million, or 3 percent, as compared with the same period in 2015. The increase was due to higher volume on Manned Aircraft and Autonomous Systems programs. Manned Aircraft sales increased primarily due to the transition to full rate production on the E-2D Advanced Hawkeye program and increased deliveries on the F-35 program, partially offset by lower volume on the B-2 program and fewer F/A-18 deliveries as the program ramps down. Autonomous Systems sales increased primarily due to higher volume on the Global Hawk and Triton programs, partially offset by a ramp-down on the NATO Alliance Ground Surveillance (AGS) program.
Operating income for the three months ended March 31, 2016 decreased $26 million, or 8 percent, and operating margin rate decreased to 11.1 percent from 12.5 percent. Operating income and margin rate decreased due to lower margins on several Manned Aircraft programs, principally due to the timing of risk reductions, which more than offset the higher sales volume described above.
MISSION SYSTEMS

	Three Months Ended March 31%
$ in millions	2016	2015	Change
Sales	$2,693	$2,711	(1)%
Operating income	353	344	3%
Operating margin rate	13.1%	12.7%

Mission Systems sales for the three months ended March 31, 2016 decreased $18 million, or 1 percent, as compared with the same period in 2015. The decrease was due to lower volume on Cyber and ISR programs, partially offset by higher volume on Sensors and Processing and Advanced Capabilities programs. Cyber and ISR sales reflect lower volume on the Counter Narcoterrorism Technology program and restricted programs. Sensors and Processing sales increased primarily due to higher volume on fixed wing avionics and C4ISR programs and production ramp-up on the G/ATOR program, partially offset by lower volume on international programs. Advanced Capabilities sales

NORTHROP GRUMMAN CORPORATION

increased primarily due to ramp-up on a number of navigation and maritime programs, including the Surface Electronic Warfare Improvement Program (SEWIP) Block III.
Operating income for the three months ended March 31, 2016 increased $9 million, or 3 percent, and operating margin rate increased to 13.1 percent from 12.7 percent. Operating income and margin rate increased primarily due to higher margins on Advanced Capabilities programs, partially offset by lower margins on Cyber and ISR programs.
TECHNOLOGY SERVICES

	Three Months Ended March 31%
$ in millions	2016	2015	Change
Sales	$1,214	$1,267	(4)%
Operating income	126	133	(5)%
Operating margin rate	10.4%	10.5%
Technology Services sales for the three months ended March 31, 2016 decreased $53 million, or 4 percent, as compared with the same period in 2015. The decrease was principally due to lower volume on Global Logistics and Modernization (GLM) and Advanced Defense Services (ADS) programs. GLM sales decreased mainly due to ramp-down on the Intercontinental Ballistic Missile (ICBM) program and lower volume on restricted programs. ADS sales declined primarily due to lower volume as a result of program completions in 2015, partially offset by the ramp-up on the Passenger Systems Program Directorate program and higher volume on the Saudi Arabian Ministry of National Guard Training Support program (through our interest in a joint venture for which we consolidate the financial results).
Operating income for the three months ended March 31, 2016 decreased $7 million, or 5 percent, as compared with the same period in 2015, and operating margin rate was comparable between periods. The decline in operating income was primarily due to the lower sales volume described above.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2016		2015
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,091	$1,851	$1,958	$1,726
Service	483	437	540	460
Mission Systems
Product	1,538	1,344	1,611	1,388
Service	1,155	996	1,100	979
Technology Services
Product	80	71	94	81
Service	1,134	1,017	1,173	1,053
Segment Totals
Total Product	$3,709	$3,266	$3,663	$3,195
Total Service	2,772	2,450	2,813	2,492
Intersegment eliminations	(525)	(461)	(519)	(465)
Total segment(1)	$5,956	$5,255	$5,957	$5,222

(1)
The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.

Product Sales and Costs
Product sales for the three months ended March 31, 2016 increased $46 million, or 1 percent, as compared with the same period in 2015. The increase was driven primarily by higher product sales at Aerospace Systems, partially offset by lower product sales at Mission Systems. The increase at Aerospace Systems was primarily due to higher volume on Manned Aircraft and Autonomous Systems programs. The decrease at Mission Systems was primarily due to lower volume on restricted and international programs, partially offset by ramp-up on the G/ATOR program.

NORTHROP GRUMMAN CORPORATION

Product costs for the three months ended March 31, 2016 increased $71 million, or 2 percent, as compared with the same period in 2015. The increase was principally driven by the increase in product sales described above and lower margins on product sales at Mission Systems.
Service Sales and Costs
Service sales for the three months ended March 31, 2016 decreased $41 million, or 1 percent, as compared with the same period in 2015. The decrease was primarily due to lower service sales at Aerospace Systems and Technology Services, partially offset by higher service sales at Mission Systems. The decrease at Aerospace Systems was primarily due to lower volume on restricted programs. The decrease at Technology Services was mainly due to ramp-down on the ICBM program. The increase at Mission Systems was primarily due to higher volume and ramp-up on certain Sensors and Processing programs.
Service costs for the three months ended March 31, 2016 decreased $42 million, or 2 percent, as compared with the same period in 2015. The decrease was primarily driven by the decrease in service sales described above as well as higher margins on service sales at Mission Systems, partially offset by lower margins on service sales at Aerospace Systems.
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
During the first quarter of 2016, the company’s total backlog increased and reflects higher backlog at Aerospace Systems and Mission Systems and a modest decline in backlog at Technology Services. The company recorded various awards during the quarter, including a portion of the B-21 Long-Range Strike Bomber program.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash used in operating activities, free cash flow, net debt-to-equity and net debt-to-capital ratios. We believe these measures are useful to investors in assessing our financial performance and condition.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.
Operating Cash Flow
The table below summarizes key components of cash flow used in operating activities:

	Three Months Ended March 31
$ in millions	2016	2015
Net earnings	$556	$484
Non-cash items(1)	82	222
Changes in assets and liabilities:
Trade working capital	(797)	(908)
Retiree benefits	105	(440)
Other, net	(6)	(12)
Net cash used in operating activities	$(60)	$(654)

(1)	Includes depreciation and amortization, stock based compensation expense (including related excess tax benefits in 2015) and deferred income taxes.
Net cash used in operating activities for the three months ended March 31, 2016 decreased by $594 million, or 91 percent, as compared with the same period in 2015, principally due to a $500 million voluntary pre-tax pension contribution made in the first quarter of 2015, changes in trade working capital and the impact of the adoption of

NORTHROP GRUMMAN CORPORATION

ASU No. 2016-09 described in Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1.
Free Cash Flow
We define free cash flow as cash used in operating activities less capital expenditures. We believe free cash flow is a useful measure for investors to consider as it represents cash flow the company has available after capital spending to invest for future growth, strengthen the balance sheet and/or return to shareholders through dividends and share repurchases. Free cash flow is a key factor in our planning for and consideration of strategic acquisitions, the payment of dividends and stock repurchases.
Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as indicators of performance.
The table below reconciles cash used in operating activities to free cash flow:

	Three Months Ended March 31
$ in millions	2016	2015
Net cash used in operating activities	$(60)	$(654)
Less: capital expenditures	(298)	(117)
Free cash flow	$(358)	$(771)
Free cash flow for the three months ended March 31, 2016 increased $413 million, as compared with the same period in 2015, principally due to the decrease in net cash used in operating activities described above, partially offset by higher capital expenditures, including $159 million for the purchase of a facility previously leased by the Mission Systems sector.
Investing Cash Flow
Net cash used in investing activities for the three months ended March 31, 2016 increased as compared with the same period in 2015 principally due to higher capital expenditures, including the $159 million purchase of a facility described above.
Financing Cash Flow
Net cash used in financing activities for the three months ended March 31, 2016 increased as compared with the same period in 2015 primarily due to $600 million of net proceeds from our issuance of unsecured senior notes in 2015, a debt repayment of $107 million in 2016, and the impact of the adoption of ASU No. 2016-09 described in Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1. These increases were partially offset by lower share repurchases.
Unsecured Senior Notes - See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1 for further information on our unsecured senior notes.
Credit Facility and Financial Arrangements - See Note 7 to the unaudited condensed consolidated financial statements in Part I, Item 1 for further information on our credit facility and our use of standby letters of credit and guarantees.
Share Repurchases - See Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 for further information on our share repurchase programs.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates or judgments from those discussed in our 2015 Annual Report on Form 10-K.
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
Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2015 Annual Report on Form 10-K. They include:

•	our dependence on a single customer, the U.S. Government

•	delays or reductions in appropriations for our programs and U.S. Government funding

•	investigations, claims and/or litigation

•	our international business

•	the improper conduct of employees, agents, business partners or joint ventures in which we participate

•	the use of accounting estimates for our contracts

•	cyber and other security threats or disruptions

•	the future investment performance of plan assets and changes in actuarial assumptions associated with our pension and other post-retirement benefit plans

•	the performance and financial viability of our suppliers and the availability and pricing of raw materials and components

•	competition within our markets

•	changes in procurement and other laws, regulations and practices applicable to our industry

•	natural and/or environmental disasters

•	the adequacy of our insurance coverage, customer indemnifications or other liability protections

•	the products and services we provide related to nuclear and other hazardous and high risk operations

•	changes in business conditions that could impact recorded goodwill or the value of other long-lived assets

•	our ability to develop new products and technologies and maintain technologies, facilities, equipment and a qualified workforce

•	our ability to meet performance obligations under our contracts

•	unforeseen environmental costs

•	our ability to protect our intellectual property rights

•	changes in our tax provisions or exposure to additional tax liabilities

•	the spin-off of our former Shipbuilding business
Additional information regarding these risks and other important factors can be found in the section entitled “Risk Factors” in our 2015 Annual Report on Form 10-K and as disclosed in this report and from time to time in our other filings with the SEC.
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
CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations from those discussed in our 2015 Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2015 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2016, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2016, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2015 Annual Report on Form 10-K, and updated that information in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of our reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2015 Annual Report on Form 10-K, as updated by Note 6 to the unaudited condensed consolidated financial statements in this report, we do not believe that the outcome of any matter currently pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2016, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A of our 2015 Annual Report on Form 10-K.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
January 1, 2016 - January 29, 2016	416,430	$184.80	416,430	$4,197
January 30, 2016 - February 26, 2016	322,900	190.49	322,900	4,136
February 27, 2016 - April 1, 2016	764,536	191.98	764,536	3,989
Total	1,503,866	$189.67	1,503,866	$3,989

(1)	Includes commissions paid.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and has not made any purchases of common stock other than in connection with these publicly announced repurchase programs in the periods presented.
See Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 for further information on our share repurchase programs.
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

3.1	Amended and Restated Bylaws, as amended February 17, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed February 22, 2016, File No. 001-16411)

*+10.1	Grant Certificate Specifying the Terms and Conditions Applicable to 2016 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan

*+10.2	Grant Certificate Specifying the Terms and Conditions Applicable to 2016 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan

*+10.3	Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of April 1, 2016)

*+10.4	Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of April 1, 2016)

*+10.5	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of April 1, 2016)

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth L. Bedingfield (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth L. Bedingfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: April 26, 2016