Form 10-Q
period 2016-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2016-07-27
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
As of July 22, 2016, 178,574,671 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2016	2015	2016	2015
Sales
Product	$3,560	$3,509	$7,038	$6,938
Service	2,440	2,387	4,918	4,915
Total sales	6,000	5,896	11,956	11,853
Operating costs and expenses
Product	2,621	2,568	5,232	5,110
Service	1,962	1,874	3,912	3,874
General and administrative expenses	620	641	1,276	1,276
Operating income	797	813	1,536	1,593
Other (expense) income
Interest expense	(74)	(75)	(150)	(151)
Other, net	7	(2)	20	(2)
Earnings before income taxes	730	736	1,406	1,440
Federal and foreign income tax expense	213	205	333	425
Net earnings	$517	$531	$1,073	$1,015

Basic earnings per share	$2.87	$2.77	$5.94	$5.21
Weighted-average common shares outstanding, in millions	180.1	191.8	180.7	194.8
Diluted earnings per share	$2.85	$2.74	$5.88	$5.15
Weighted-average diluted shares outstanding, in millions	181.5	193.7	182.4	197.1

Net earnings (from above)	$517	$531	$1,073	$1,015
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	100	96	201	192
Change in cumulative translation adjustment	(9)	13	(13)	(16)
Other, net	1	—	—	(1)
Other comprehensive income, net of tax	92	109	188	175
Comprehensive income	$609	$640	$1,261	$1,190
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,139	$2,319
Accounts receivable, net	3,483	2,841
Inventoried costs, net	973	807
Prepaid expenses and other current assets	186	367
Total current assets	5,781	6,334
Property, plant and equipment, net of accumulated depreciation of $4,927 in 2016 and $4,849 in 2015	3,299	3,064
Goodwill	12,463	12,460
Deferred tax assets	1,375	1,409
Other non-current assets	1,163	1,157
Total assets	$24,081	$24,424

Liabilities
Trade accounts payable	$1,272	$1,282
Accrued employee compensation	1,112	1,195
Advance payments and amounts in excess of costs incurred	1,383	1,537
Other current liabilities	1,332	1,443
Total current liabilities	5,099	5,457
Long-term debt, net of current portion	6,387	6,386
Pension and other post-retirement benefit plan liabilities	6,061	6,172
Other non-current liabilities	853	887
Total liabilities	18,400	18,902

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2016—178,956,974 and 2015—181,303,083	179	181
Paid-in capital	—	—
Retained earnings	10,634	10,661
Accumulated other comprehensive loss	(5,132)	(5,320)
Total shareholders’ equity	5,681	5,522
Total liabilities and shareholders’ equity	$24,081	$24,424
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2016	2015
Operating activities
Net earnings	$1,073	$1,015
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	209	216
Stock-based compensation	37	47
Excess tax benefits from stock-based compensation	—	(106)
Deferred income taxes	(89)	139
Changes in assets and liabilities:
Accounts receivable, net	(647)	(344)
Inventoried costs, net	(170)	(117)
Prepaid expenses and other assets	7	48
Accounts payable and other liabilities	(287)	(870)
Income taxes payable	225	314
Retiree benefits	209	(378)
Other, net	(23)	8
Net cash provided by (used in) operating activities	$544	$(28)

Investing activities
Capital expenditures	(471)	(232)
Other, net	2	(2)
Net cash used in investing activities	(469)	(234)

Financing activities
Common stock repurchases	(682)	(1,916)
Net proceeds from issuance of long-term debt	—	600
Payments of long-term debt	(107)	—
Cash dividends paid	(322)	(309)
Payments of employee taxes withheld from share-based awards	(150)	(172)
Other, net	6	103
Net cash used in financing activities	(1,255)	(1,694)
Decrease in cash and cash equivalents	(1,180)	(1,956)
Cash and cash equivalents, beginning of year	2,319	3,863
Cash and cash equivalents, end of period	$1,139	$1,907
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30
$ in millions, except per share amounts	2016	2015
Common stock
Beginning of year	$181	$199
Common stock repurchased	(3)	(12)
Shares issued for employee stock awards and options	1	1
End of period	179	188
Paid-in capital
Beginning of year	—	—
End of period	—	—
Retained earnings
Beginning of year	10,661	12,392
Common stock repurchased	(686)	(1,933)
Net earnings	1,073	1,015
Dividends declared	(310)	(297)
Stock compensation	(104)	(13)
End of period	10,634	11,164
Accumulated other comprehensive loss
Beginning of year	(5,320)	(5,356)
Other comprehensive income, net of tax	188	175
End of period	(5,132)	(5,181)
Total shareholders’ equity	$5,681	$6,171
Cash dividends declared per share	$1.70	$1.50
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
The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report on Form 10-K) and the Form 8-K that we filed with the SEC on April 27, 2016, which recasts the disclosures in certain portions of the 2015 Annual Report on Form 10-K to reflect changes in the company’s organizational structure and reportable segments.
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
Significant EAC adjustments on a single contract could have a material effect on the company’s unaudited condensed consolidated financial position or results of operations. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No discrete event or adjustment to an individual contract was material to the accompanying unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2016	2015	2016	2015
Operating Income	$137	$162	$266	$349
Net Earnings(1)	89	105	173	227
Diluted earnings per share(1)	0.49	0.54	0.95	1.15

(1)	Based on statutory tax rates
Contract sales may include estimated amounts not contractually agreed to by the customer, including cost or performance incentives (such as award and incentive fees), un-priced change orders, contract claims and requests for equitable adjustment (REAs). Further, as contracts are performed, change orders can be a regular occurrence and may be un-priced until negotiated with the customer. Un-priced change orders, contract claims (including change orders unapproved as to both scope and price) and REAs are included in estimated contract sales when management believes it is probable the un-priced change order, claim and/or REA will result in additional contract revenue and the amount can be reliably estimated based on the facts and circumstances known to us at the time. During July 2016, the company entered into a contract modification with the U.S. government on an Aerospace Systems program, which resolved most of the REAs disclosed in our 2015 Annual Report on Form 10-K. Amounts recognized related to claims and REAs as of June 30, 2016 were not material individually or in aggregate.
As of June 30, 2016, the company does not have any contract terminations in process that we anticipate will have a material effect on our unaudited condensed consolidated financial position, or our annual results of operations and/or cash flows.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On March 30, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The company adopted ASU 2016-09 during the first quarter of 2016. Among other things, the ASU requires that entities recognize excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense or benefit. The ASU also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities in the statement of cash flows. As a result of adoption, the company recognized a $4 million and $84 million tax benefit during the three and six months ended June 30, 2016, respectively. Adoption also resulted in an $84 million increase in operating cash flows and a corresponding $84 million reduction in financing cash flows for the six months ended June 30, 2016.
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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. We expect to complete our evaluation of both methods of adoption as well as the effect ASU 2014-09 will have on the company’s consolidated financial position, annual results of operations and cash flows by the end of 2016.

NORTHROP GRUMMAN CORPORATION

Other accounting standards updates effective after June 30, 2016 are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
Reclassifications
The company adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the first quarter of 2016. As a result, we now present capitalized debt issuance costs as a reduction in the carrying amount of long-term debt. This change resulted in a reclassification of $30 million of other non-current assets reported in our 2015 consolidated statement of financial position to long-term debt, which reduced our previously reported total assets and total liabilities as of December 31, 2015.
Shareholders’ Equity
The company records the difference between the cost of shares repurchased and their par value as well as tax withholding in excess of related stock compensation expense as a reduction of paid-in capital to the extent available and then as a reduction of retained earnings.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	June 30, 2016	December 31, 2015
Unamortized benefit plan costs, net of tax benefit of $3,227 as of June 30, 2016 and $3,350 as of December 31, 2015	$(5,040)	$(5,241)
Cumulative translation adjustment	(95)	(82)
Net unrealized gain on marketable securities and cash flow hedges, net of tax	3	3
Total accumulated other comprehensive loss	$(5,132)	$(5,320)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.2 billion and $5.5 billion as of June 30, 2016 and December 31, 2015, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the interest rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from accumulated other comprehensive loss to net earnings related to the amortization of benefit plan costs were $100 million and $201 million, net of taxes, for the three and six months ended June 30, 2016, respectively, and were $96 million and $192 million, net of taxes, for the three and six months ended June 30, 2015, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company’s retirement benefit plans, and are included in the computation of net periodic pension cost. See Note 8 for further information.
Reclassifications from accumulated other comprehensive loss to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three and six months ended June 30, 2016 and 2015, respectively, were not material.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 1.4 million shares and 1.7 million shares for the three and six months ended June 30, 2016, respectively. The dilutive effect of these securities totaled 1.9 million shares and 2.3 million shares for the three and six months ended June 30, 2015, respectively.
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

NORTHROP GRUMMAN CORPORATION

On September 16, 2015, the company’s board of directors authorized a new share repurchase program of up to $4.0 billion of the company’s common stock (2015 Repurchase Program). Repurchases under the 2015 Repurchase Program commenced in March 2016 upon completion of the company’s 2014 Repurchase Program. As of June 30, 2016, repurchases under the 2015 Repurchase Program totaled $0.4 billion; $3.6 billion remained under this share repurchase authorization. By its terms, the 2015 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Six Months Ended June 30
					2016	2015
May 15, 2013	$4,000	32.8	$121.97	March 2015	—	2.7
December 4, 2014	$3,000	18.0	$166.70	March 2016	1.4	9.4
September 16, 2015	$4,000	2.0	$210.87		2.0	—

(1)	Includes commissions paid.
Dividends on Common Stock
In May 2016, the company increased the quarterly common stock dividend 13 percent to $0.90 per share from the previous amount of $0.80 per share.
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

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2016	2015	2016	2015
Sales
Aerospace Systems	$2,600	$2,498	$5,174	$4,996
Mission Systems	2,690	2,628	5,383	5,339
Technology Services	1,213	1,238	2,427	2,505
Intersegment eliminations	(503)	(468)	(1,028)	(987)
Total sales	6,000	5,896	11,956	11,853
Operating income
Aerospace Systems	312	319	598	631
Mission Systems	351	348	704	692
Technology Services	131	128	257	261
Intersegment eliminations	(63)	(53)	(127)	(107)
Total segment operating income	731	742	1,432	1,477
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	69	81	143	164
Unallocated corporate expenses	(3)	(9)	(36)	(47)
Other	—	(1)	(3)	(1)
Total operating income	$797	$813	$1,536	$1,593
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
The decrease in net FAS/CAS pension adjustment for the three and six months ended June 30, 2016, as compared to the same periods in 2015, is primarily due to lower than expected asset returns during 2015, partially offset by the increase in our FAS discount rate assumption as of December 31, 2015 and the continued phase-in of the effects of CAS harmonization.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS or the FAR, and therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits and corporate unallowable costs.
Current Quarter
Unallocated corporate expenses for the three months ended June 30, 2016 were comparable with the same period in 2015 and both periods reflect a reduction in reserves for overhead costs related to the finalization of certain prior year incurred cost claims.
Year to Date
Unallocated corporate expenses decreased for the six months ended June 30, 2016, as compared with the same period in 2015, principally due to higher deferred state taxes in 2015 resulting from a $500 million discretionary pension contribution made in the first quarter of 2015.

NORTHROP GRUMMAN CORPORATION

4.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2016	2015	2016	2015
Federal and foreign income tax expense	$213	$205	$333	$425
Effective income tax rate	29.2%	27.9%	23.7%	29.5%
Current Quarter
The company’s effective tax rate for the three months ended June 30, 2016 was higher than the comparable 2015 period primarily due to the absence of $38 million of refund claims filed in 2015, partially offset by extension of the research tax credit.
Year to Date
The company’s effective tax rate for the six months ended June 30, 2016 was lower than the comparable 2015 period principally due to $84 million of excess tax benefits related to employee share-based payment transactions recognized in 2016 resulting from the adoption of ASU No. 2016-09 described in Note 1 and extension of the research tax credit, partially offset by the absence of $38 million of refund claims filed in 2015.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. As of June 30, 2016, our 2007-2013 federal tax returns were either under Internal Revenue Service (IRS) examination or on appeal. During July 2016, the U.S. Congressional Joint Committee on Taxation approved a resolution of the IRS examination of the company’s 2007-2011 tax returns. As a result, in the third quarter of 2016, the company will record a reduction of our unrecognized tax benefits of approximately $115 million and a reduction of our income tax expense of approximately $40 million. The company believes it is reasonably possible that within the next twelve months we may resolve additional tax matters, which may result in further reductions of our unrecognized tax benefits up to $70 million and income tax expense up to $45 million.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents comparative carrying value and fair value information for our financial assets and liabilities:

	June 30, 2016		December 31, 2015
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$305	$305	$303	$303
Available-for-sale	8	8	7	7
Derivatives	5	5	5	5
Long-term debt, including current portion	$(6,390)	$(7,352)	$(6,496)	$(6,907)
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2016.
The carrying value of cash and cash equivalents approximates fair value.
Investments in Marketable Securities
The company holds a portfolio of marketable securities consisting of securities to partially fund non-qualified employee benefit plans. These assets are recorded at fair value on a recurring basis and substantially all of these instruments are valued using Level 1 inputs. As of June 30, 2016 and December 31, 2015, marketable securities of $313 million and $310 million, respectively, were included in other non-current assets in the unaudited condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company’s derivative portfolio consists primarily of foreign currency forward contracts. The notional value of the company’s derivative portfolio at June 30, 2016 and December 31, 2015, was $127 million and $141 million, respectively. The portion of the notional value designated as cash flow hedges at June 30, 2016 and December 31,

NORTHROP GRUMMAN CORPORATION

2015, was $4 million and $10 million, respectively. Substantially all of these instruments are valued using Level 2 inputs. Where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rates. The derivative fair values and related unrealized gains/losses at June 30, 2016 and December 31, 2015, were not material.
Long-term Debt
The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
Unsecured Senior Notes
In February 2015, the company issued $600 million of unsecured senior notes due April 15, 2045 with a fixed interest rate of 3.85 percent. We used the net proceeds from this offering for general corporate purposes, including the funding of a $500 million voluntary contribution to our pension plans in the first quarter of 2015 and most of a debt repayment of $107 million in the first quarter of 2016.
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
On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $34 million as of June 30, 2016), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $27 million as of June 30, 2016) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $7 million as of June 30, 2016). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $34 million as of June 30, 2016), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings

NORTHROP GRUMMAN CORPORATION

relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. At some future point, the court is expected to issue a decision on the parties’ claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
The company is one of several defendants in litigation brought by the Orange County Water District in Orange County Superior Court in California on December 17, 2004, for alleged contribution to volatile organic chemical contamination of the County’s shallow groundwater. The lawsuit includes counts against the defendants for violation of the Orange County Water District Act, the California Super Fund Act, negligence, nuisance, trespass and declaratory relief. Among other things, the lawsuit seeks unspecified damages for the cost of remediation, payment of attorney fees and costs, and punitive damages. Trial on the statutory claims (those based on the Orange County Water District Act, the California Super Fund Act and declaratory relief) concluded on September 25, 2012. On October 29, 2013, the court issued its decision in favor of the defendants on the statutory claims. On May 9, 2014, the court granted defendants’ dispositive motions on the remaining tort causes of action. Notice of entry of judgment was filed on July 1, 2014. The Orange County Water District filed a notice of appeal on August 28, 2014. The parties have submitted their briefs to the court.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2016, or its annual results of operations or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
Guarantees of Certain Performance Obligations
The company’s subsidiaries enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support our products and services in U.S. and international markets. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangements and, in such cases, the company generally strives to obtain cross-indemnification from the other members of the Business Arrangements.
At June 30, 2016, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2016, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

Environmental Matters
The table below summarizes management’s estimate of the range of reasonably possible future costs for environmental remediation, the amount accrued within that range, and the deferred costs expected to be recoverable through overhead charges on U.S. Government contracts as of June 30, 2016 and December 31, 2015:

$ in millions	Range of Reasonably Possible Future Costs(1)	Accrued Costs(2)	Deferred Costs(3)
June 30, 2016	$361 - $771	$371	$189
December 31, 2015	353 - 812	370	186

(1)	The range of reasonably possible future costs does not take into consideration amounts expected to be recoverable through overhead charges on U.S. Government contracts.
(2) As of June 30, 2016, $101 million is recorded in other current liabilities and $270 million is recorded in other non-current liabilities.
(3) As of June 30, 2016, $56 million is deferred in inventoried costs and $133 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, we do not anticipate future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2016, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2016, there were $280 million of stand-by letters of credit and guarantees and $151 million of surety bonds outstanding.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2016, or its annual results of operations and/or cash flows.
Operating Leases
Rental expense for operating leases for the three and six months ended June 30, 2016 was $68 million and $159 million, respectively, and was $76 million and $157 million for the three and six months ended June 30, 2015, respectively. These amounts are net of immaterial amounts of sublease rental income.
Credit Facility
The company maintains an unsecured credit facility in an aggregate principal amount of $1.6 billion (the “Credit Agreement”) that matures in July 2020. At June 30, 2016, the company was in compliance with the covenants under the Credit Agreement and there was no balance outstanding.

NORTHROP GRUMMAN CORPORATION

8.    RETIREMENT BENEFITS
The cost to the company of its retirement plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2016	2015	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$111	$121	$7	$9	$223	$242	$15	$18
Interest cost	321	306	23	23	642	612	47	47
Expected return on plan assets	(463)	(493)	(22)	(23)	(926)	(987)	(43)	(45)
Amortization of:
Prior service credit	(15)	(15)	(5)	(7)	(30)	(30)	(11)	(14)
Net loss from previous years	179	170	5	8	357	341	8	14
Net periodic benefit cost	$133	$89	$8	$10	$266	$178	$16	$20
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
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2016	2015	2016	2015
Defined benefit pension plans	$20	$19	$47	$544
Medical and life benefit plans	18	19	29	25
Defined contribution plans	71	65	158	150
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company's long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2016	2015
RSRs granted	0.2	0.2
RPSRs granted	0.3	0.4
Grant date aggregate fair value	$88	$88
RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of financial metrics for the three-year period beginning January 1 of the year of grant.

NORTHROP GRUMMAN CORPORATION

Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Six Months Ended June 30
$ in millions	2016	2015
Minimum aggregate payout amount	$34	$36
Maximum aggregate payout amount	193	192
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of financial metrics for a three-year period beginning January 1 of the year of grant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of earnings and comprehensive income (loss), cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 1, 2016 (April 26, 2016 as to the reclassification of segment information), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/  Deloitte & Touche LLP
McLean, Virginia
July 26, 2016

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company. We offer a broad portfolio of capabilities and technologies that enable us to deliver innovative products, systems and solutions for applications that range from undersea to outer space and cyberspace. We provide products, systems and solutions in autonomous systems; cyber; command, control, communications and computers, intelligence, surveillance and reconnaissance (C4ISR); strike; and logistics and modernization. We participate in many high-priority defense and government programs in the United States (U.S.) and abroad. We conduct most of our business with the U.S. Government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state and local governments and commercial customers.
The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2015 Annual Report on Form 10-K and the Form 8-K that we filed with the SEC on April 27, 2016, which recasts the disclosures in certain portions of the 2015 Annual Report on Form 10-K to reflect changes in the company’s organizational structure and reportable segments. See further discussions in the Consolidated Operating Results and Segment Operating Results sections that follow.
Political and Economic Environment
The following is an update of events relating to the company’s political and economic environment since the filing of our 2015 Annual Report on Form 10-K.
On February 9, 2016, the President delivered his FY 2017 budget to Congress. The FY 2017 budget reflects the FY 2017 spending caps established in the Bipartisan Budget Act of 2015 and requests $524 billion for the DoD’s annual budget and an additional $59 billion for Overseas Contingency Operations. Congress is continuing to consider appropriations bills for FY 2017. It is unclear when or if annual appropriations bills will be enacted for FY 2017. The U.S. Government may operate under a continuing resolution for some or all of FY 2017, restricting new contract or program starts for that year and placing limitations on some planned program budgets, and we may face a government shutdown of unknown duration.
Operating Performance Assessment and Reporting
We manage and assess our business based on our performance on contracts and programs (typically two or more closely-related contracts). We recognize sales from our portfolio of long-term contracts primarily using the cost-to-cost method of percentage of completion accounting, but in some cases we utilize the units-of-delivery method of percentage of completion accounting. As a result, sales tend to fluctuate in concert with costs incurred across our large portfolio of contracts. Due to Federal Acquisition Regulation (FAR) rules that govern our U.S. Government business and related Cost Accounting Standards (CAS), most types of costs are allocable to U.S. Government contracts. As such, we do not focus on individual cost groupings (such as manufacturing, engineering and design labor costs, subcontractor costs, material costs, overhead costs and general and administrative (G&A) costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.
In evaluating our operating performance, we look primarily at changes in sales and operating income, including the effects of meaningful changes in operating income as a result of changes in contract estimates. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion below of results of operations first focuses on our three segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, deliveries or other indicators of sales activity, and contract mix. For purposes of this discussion, volume generally refers to increases or decreases in sales or cost from production/service activity levels or delivery rates. Performance generally refers to non-volume related changes in profitability.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions, except per share amounts	2016	2015	Change	2016	2015	Change
Sales	$6,000	$5,896	2%	$11,956	$11,853	1%
Operating costs and expenses	5,203	5,083	2%	10,420	10,260	2%
Operating income	797	813	(2)%	1,536	1,593	(4)%
Operating margin rate	13.3%	13.8%		12.8%	13.4%
Federal and foreign income tax expense	213	205	4%	333	425	(22)%
Effective income tax rate	29.2%	27.9%		23.7%	29.5%
Net earnings	517	531	(3)%	1,073	1,015	6%
Diluted earnings per share	2.85	2.74	4%	5.88	5.15	14%
Net cash provided by (used in) operating activities	$604	$626	(4)%	$544	$(28)	NM
Sales
Current Quarter
The increase in sales was due to higher sales at Aerospace Systems and Mission Systems, partially offset by lower sales at Technology Services.
Year to Date
The increase in sales was due to higher sales at Aerospace Systems and Mission Systems, partially offset by lower sales at Technology Services.
See Segment Operating Results below for further information by segment and the Product and Service Analysis section that follows Segment Operating Results for product and service detail.
Operating Costs and Expenses
Operating costs and expenses primarily comprise labor, material, subcontractor and overhead costs, and are generally allocated to contracts as incurred. In accordance with industry practice and the regulations that govern cost accounting requirements for government contracts, most general management and corporate expenses incurred at the segment and corporate locations are considered allowable and allocable costs. Allowable and allocable G&A costs, including independent research and development (IR&D) and bid and proposal costs, are allocated on a systematic basis to contracts in progress.
Operating costs and expenses comprise the following:

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2016	2015	Change	2016	2015	Change
Product costs	$2,621	$2,568	2%	$5,232	$5,110	2%
Service costs	1,962	1,874	5%	3,912	3,874	1%
G&A expenses	620	641	(3)%	1,276	1,276	—
Operating costs and expenses	$5,203	$5,083	2%	$10,420	$10,260	2%
Operating costs and expenses as a % of sales	86.7%	86.2%		87.2%	86.6%
Current Quarter
Operating costs and expenses as a percentage of sales increased for the three months ended June 30, 2016 as compared with the same period in 2015, which decreased our operating margin rate to 13.3 percent from 13.8 percent in the prior year period. The increase in operating costs and expenses as a percentage of sales was principally driven by lower segment margin rates, as described in the Segment Operating Results section below, and a $12 million decrease in our net FAS (GAAP Financial Accounting Standards)/CAS pension adjustment, as described in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.

NORTHROP GRUMMAN CORPORATION

G&A as a percentage of sales for the three months ended June 30, 2016 decreased to 10.3 percent from 10.9 percent in the prior year period, principally due to the timing of indirect costs at Mission Systems.
Year to Date
Operating costs and expenses as a percentage of sales increased for the six months ended June 30, 2016 as compared with the same period in 2015, which decreased our operating margin rate to 12.8 percent from 13.4 percent in the prior year period. The increase in operating costs and expenses as a percentage of sales was principally driven by lower segment margin rates, as described in the Segment Operating Results section below, and a $21 million decrease in our net FAS/CAS pension adjustment, as described in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.
G&A as a percentage of sales for the six months ended June 30, 2016 was comparable with the same period in 2015.
For further information regarding product and service sales and costs, see the Product and Service Analysis section that follows Segment Operating Results.
Operating Income and Margin Rate
We define operating income as sales less operating costs and expenses, which includes G&A. Operating margin rate is defined as operating income as a percentage of sales.
Current Quarter
Operating income for the three months ended June 30, 2016 decreased $16 million, or 2 percent, as compared with the same period in 2015, and operating margin rate decreased to 13.3 percent from 13.8 percent in the prior year period primarily due to the higher operating costs and expenses described above.
Year to Date
Operating income for the six months ended June 30, 2016 decreased $57 million, or 4 percent, as compared with the same period in 2015, and operating margin rate decreased to 12.8 percent from 13.4 percent in the prior year period primarily due to the higher operating costs and expenses described above.
Federal and Foreign Income Taxes
Current Quarter
The company’s effective tax rate for the three months ended June 30, 2016 was 29.2 percent as compared with 27.9 percent in the comparable 2015 period. The higher rate is primarily due to the absence of $38 million of refund claims filed in 2015, partially offset by extension of the research tax credit.
Year to Date
The company’s effective tax rate for the six months ended June 30, 2016 was 23.7 percent as compared with 29.5 percent in the comparable 2015 period. The lower rate is principally due to $84 million of excess tax benefits related to employee share-based payment transactions recognized in 2016 due to the adoption of Accounting Standards Update (ASU) No. 2016-09, as described in Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1, and extension of the research tax credit, partially offset by the absence of $38 million of refund claims filed in 2015.
Net Earnings
Current Quarter
Net earnings for the three months ended June 30, 2016 decreased $14 million, or 3 percent, as compared with the same period in 2015, principally due to lower operating income, as described above, partially offset by an increase in Other, net as a result of higher returns on marketable securities.
Year to Date
Net earnings for the six months ended June 30, 2016 increased $58 million, or 6 percent, as compared with the same period in 2015, principally due to the lower effective tax rate discussed above and an increase in Other, net as a result of higher returns on marketable securities, partially offset by the lower operating income discussed above.
Diluted Earnings Per Share
Current Quarter
Diluted earnings per share for the three months ended June 30, 2016 increased $0.11, or 4 percent, as compared with the same period in 2015, reflecting lower weighted-average shares outstanding resulting from shares repurchased during 2015 and 2016, partially offset by lower net earnings.

NORTHROP GRUMMAN CORPORATION

Year to Date
Diluted earnings per share for the six months ended June 30, 2016 increased $0.73, or 14 percent, as compared with the same period in 2015, reflecting higher net earnings and lower weighted-average shares outstanding resulting from shares repurchased during 2015 and 2016.
Net Cash from Operating Activities
See “Operating Cash Flow” in the Liquidity and Capital Resources section below for further information on net cash provided by (used in) operating activities.
SEGMENT OPERATING RESULTS
Basis of Presentation
At June 30, 2016, the company was aligned in three operating sectors, which also comprise our reportable segments: Aerospace Systems, Mission Systems, and Technology Services. Effective January 1, 2016, the company streamlined our sectors from four to three as described in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.
Our sectors provide products and services in the following business areas, which are presented in a manner reflecting core capabilities:

Aerospace Systems	Mission Systems	Technology Services
Autonomous Systems	Sensors and Processing	Global Logistics and Modernization
Manned Aircraft	Cyber and ISR	Advanced Defense Services
Space	Advanced Capabilities	System Modernization and Services
This section discusses segment sales, operating income and operating margin rates. Reconciliations of segment sales to total sales and of segment operating income to total operating income, as well as a discussion of the reconciling items, are provided in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.
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

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2016	2015	Change	2016	2015	Change
Segment operating income	$731	$742	(1)%	$1,432	$1,477	(3)%
Segment operating margin rate	12.2%	12.6%		12.0%	12.5%
Current Quarter
Segment operating income for the three months ended June 30, 2016 decreased $11 million, or 1 percent, as compared with the same period in 2015. Segment operating margin rate decreased to 12.2 percent from 12.6 percent in the prior year period due to lower margin rates at Aerospace Systems and Mission Systems, partially offset by a higher margin rate at Technology Services.
Year to Date
Segment operating income for the six months ended June 30, 2016 decreased $45 million, or 3 percent, as compared with the same period in 2015. Segment operating margin rate decreased to 12.0 percent from 12.5 percent in the prior year period principally due to a lower operating margin rate at Aerospace Systems.

NORTHROP GRUMMAN CORPORATION

Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2016	2015	2016	2015
Favorable EAC adjustments	$199	$228	$399	$518
Unfavorable EAC adjustments	(62)	(66)	(133)	(169)
Net EAC adjustments	$137	$162	$266	$349
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2016	2015	2016	2015
Aerospace Systems	$83	$109	$142	$220
Mission Systems	$45	$43	100	99
Technology Services	16	16	37	39
Eliminations	(7)	(6)	(13)	(9)
Net EAC adjustments	$137	$162	$266	$349
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

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2016	2015	2016	2015
Segment operating income	$731	$742	$1,432	$1,477
CAS pension expense	202	170	409	342
Less: FAS pension expense	(133)	(89)	(266)	(178)
Net FAS/CAS pension adjustment	69	81	143	164
Unallocated corporate expenses	(3)	(9)	(36)	(47)
Other	—	(1)	(3)	(1)
Total operating income	$797	$813	$1,536	$1,593
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate.

NORTHROP GRUMMAN CORPORATION

AEROSPACE SYSTEMS

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2016	2015	Change	2016	2015	Change
Sales	$2,600	$2,498	4%	$5,174	$4,996	4%
Operating income	312	319	(2)%	598	631	(5)%
Operating margin rate	12.0%	12.8%		11.6%	12.6%
Current Quarter
Aerospace Systems sales for the three months ended June 30, 2016 increased $102 million, or 4 percent, as compared with the same period in 2015. The increase was due to higher volume on Manned Aircraft and Autonomous Systems programs, partially offset by lower volume on Space programs. Manned Aircraft sales increased primarily due to higher restricted volume and increased F-35 deliveries, partially offset by fewer F/A-18 deliveries and lower B-2 volume. Autonomous Systems sales increased primarily due to higher volume on the Global Hawk and Triton programs, partially offset by the ramp-down of the NATO Alliance Ground Surveillance (AGS) program. Space sales declined due to lower volume on the Advanced Extremely High Frequency (AEHF) and James Webb Space Telescope (JWST) programs, partially offset by higher restricted volume.
Operating income for the three months ended June 30, 2016 decreased $7 million, or 2 percent, and operating margin rate decreased to 12.0 percent from 12.8 percent. Operating income and margin rate decreased due to lower margins on Manned Aircraft programs, principally due to changes in contract mix and the timing of risk reductions, which more than offset the higher sales volume described above and improved performance on Space programs.
Year to Date
Aerospace Systems sales for the six months ended June 30, 2016 increased $178 million, or 4 percent, as compared with the same period in 2015. The increase was due to higher volume on Manned Aircraft and Autonomous Systems programs, partially offset by lower volume on Space programs. Manned Aircraft sales increased primarily due to higher restricted volume, increased F-35 deliveries and the transition to full rate production on the E-2D Advanced Hawkeye program. These increases were partially offset by fewer F/A-18 deliveries and lower B-2 volume. Autonomous Systems sales increased primarily due to higher volume on the Global Hawk and Triton programs, partially offset by the ramp-down of the NATO AGS program. Space sales declined due to lower volume on the AEHF and JWST programs, partially offset by higher restricted volume.
Operating income for the six months ended June 30, 2016 decreased $33 million, or 5 percent, and operating margin rate decreased to 11.6 percent from 12.6 percent. Operating income and margin rate decreased due to lower margins on Manned Aircraft programs, principally due to changes in contract mix and the timing of risk reductions, which more than offset the higher sales volume described above and improved performance on Space programs.
MISSION SYSTEMS

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2016	2015	Change	2016	2015	Change
Sales	$2,690	$2,628	2%	$5,383	$5,339	1%
Operating income	351	348	1%	704	692	2%
Operating margin rate	13.0%	13.2%		13.1%	13.0%
Current Quarter
Mission Systems sales for the three months ended June 30, 2016 increased $62 million, or 2 percent, as compared with the same period in 2015. The increase was primarily due to higher volume on Advanced Capabilities programs, as well as Sensors and Processing programs. Advanced Capabilities sales increased primarily due to higher restricted volume and ramp-up on a number of navigation and maritime programs, including Surface Electronic Warfare Improvement Program (SEWIP) Block III. Sensors and Processing sales increased primarily due to ramp-up on the G/ATOR and Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (JCREW) programs, partially offset by lower volume on international and combat avionics programs.
Operating income for the three months ended June 30, 2016 increased $3 million, or 1 percent, and operating margin rate decreased to 13.0 percent from 13.2 percent. Operating income increased primarily due to the higher sales

NORTHROP GRUMMAN CORPORATION

volume described above. Operating margin rate declined principally due to lower margins on Sensors and Processing programs due to changes in contract mix.
Year to Date
Mission Systems sales for the six months ended June 30, 2016 increased $44 million, or 1 percent, as compared with the same period in 2015. The increase was due to higher volume on Advanced Capabilities and Sensors and Processing programs, partially offset by lower volume on Cyber and ISR programs. Advanced Capabilities sales increased primarily due to ramp-up on a number of navigation and maritime programs, including SEWIP Block III, and higher restricted volume. Sensors and Processing sales increased primarily due to production ramp-up on the G/ATOR program and higher volume on fixed wing avionics and C4ISR programs. These increases were partially offset by lower volume on international and combat avionics programs. Cyber and ISR sales reflect lower volume on restricted programs and the Counter Narcoterrorism Technology program.
Operating income for the six months ended June 30, 2016 increased $12 million, or 2 percent, and operating margin rate increased to 13.1 percent from 13.0 percent. Operating income and margin rate increased primarily due to the higher sales volume described above and higher margins on Advanced Capabilities programs due to improved performance, partially offset by lower margins on Sensors and Processing programs due to the timing of risk reductions and changes in contract mix.
TECHNOLOGY SERVICES

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2016	2015	Change	2016	2015	Change
Sales	$1,213	$1,238	(2)%	$2,427	$2,505	(3)%
Operating income	131	128	2%	257	261	(2)%
Operating margin rate	10.8%	10.3%		10.6%	10.4%
Current Quarter
Technology Services sales for the three months ended June 30, 2016 decreased $25 million, or 2 percent, as compared with the same period in 2015. The decrease was principally due to lower volume on Advanced Defense Services programs, partially offset by higher volume on Global Logistics and Modernization programs. Advanced Defense Services sales declined primarily due to the completion of several programs in 2015, partially offset by higher volume on the Saudi Arabian Ministry of National Guard Training Support (MNG TSC) program (through our interest in a joint venture for which we consolidate the financial results). Global Logistics and Modernization sales increased mainly due to higher KC-10 volume, partially offset by lower volume on the Intercontinental Ballistic Missile (ICBM) program.
Operating income for the three months ended June 30, 2016 increased $3 million, or 2 percent, and operating margin rate increased to 10.8 percent from 10.3 percent. Operating income and margin rate increased primarily due to improved performance on System Modernization and Services and Global Logistics and Modernization programs, partially offset by lower margins on Advanced Defense Services programs due to the positive impact of EAC adjustments related to the completion of several programs in 2015.
Year to Date
Technology Services sales for the six months ended June 30, 2016 decreased $78 million, or 3 percent, as compared with the same period in 2015. The decrease was principally due to lower volume on Global Logistics and Modernization and Advanced Defense Services programs. Global Logistics and Modernization sales decreased mainly due to lower volume on the ICBM program and restricted programs, partially offset by higher KC-10 volume. Advanced Defense Services sales declined primarily due to the completion of several programs in 2015, partially offset by higher volume on the MNG TSC and Passenger Systems Program Directorate programs.
Operating income for the six months ended June 30, 2016 decreased $4 million, or 2 percent, and operating margin rate increased to 10.6 percent from 10.4 percent. Operating income declined primarily due to the lower sales volume described above. Operating margin rate increased principally due to improved performance on System Modernization and Services and Global Logistics and Modernization programs, partially offset by lower margins on Advanced Defense Services programs due to the positive impact of EAC adjustments related to the completion of several programs in 2015.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2016		2015		2016		2015
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,123	$1,855	$2,029	$1,764	$4,214	$3,706	$3,987	$3,490
Service	477	433	469	415	960	870	1,009	875
Mission Systems
Product	1,575	1,343	1,579	1,363	3,113	2,687	3,190	2,751
Service	1,115	996	1,049	917	2,270	1,992	2,149	1,896
Technology Services
Product	83	77	93	96	163	148	187	177
Service	1,130	1,005	1,145	1,014	2,264	2,022	2,318	2,067
Segment Totals
Total Product	$3,781	$3,275	$3,701	$3,223	$7,490	$6,541	$7,364	$6,418
Total Service	2,722	2,434	2,663	2,346	5,494	4,884	5,476	4,838
Intersegment eliminations	(503)	(440)	(468)	(415)	(1,028)	(901)	(987)	(880)
Total segment(1)	$6,000	$5,269	$5,896	$5,154	$11,956	$10,524	$11,853	$10,376

(1)
The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.

Product Sales and Costs
Current Quarter
Product sales for the three months ended June 30, 2016 increased $80 million, or 2 percent, as compared with the same period in 2015. The increase was primarily driven by higher product sales on Manned Aircraft programs at Aerospace Systems due to higher restricted volume and increased F-35 deliveries, partially offset by fewer F/A-18 deliveries.
Product costs for the three months ended June 30, 2016 increased $52 million, or 2 percent, consistent with the change in product sales described above. Higher product margins at Mission Systems and Technology Services were partially offset by lower product margins at Aerospace Systems due to changes in contract mix.
Year to Date
Product sales for the six months ended June 30, 2016 increased $126 million, or 2 percent, as compared with the same period in 2015. The increase was driven primarily by higher product sales at Aerospace Systems, partially offset by lower product sales at Mission Systems. The increase at Aerospace Systems was primarily due to higher volume on Manned Aircraft programs. The decrease at Mission Systems was primarily due to lower volume on international, restricted and combat avionics production programs, partially offset by ramp-up on the G/ATOR program.
Product costs for the six months ended June 30, 2016 increased $123 million, or 2 percent, consistent with the change in product sales described above.
Service Sales and Costs
Current Quarter
Service sales for the three months ended June 30, 2016 increased $59 million, or 2 percent, as compared with the same period in 2015. The increase was primarily due to higher service sales at Mission Systems due to higher volume and ramp-up on several Sensors and Processing service programs.
Service costs for the three months ended June 30, 2016 increased $88 million, or 4 percent, as compared with the same period in 2015. The increase was primarily driven by the increase in service sales described above as well as lower service margins at Mission Systems due to ramp-up on several Sensors and Processing service programs.

NORTHROP GRUMMAN CORPORATION

Year to Date
Service sales for the six months ended June 30, 2016 increased slightly as compared with the same period in 2015. The increase was primarily due to higher service sales at Mission Systems due to ramp-up on several Sensors and Processing service programs, partially offset by lower service volume on restricted service programs at Aerospace Systems and on the ICBM program at Technology Services.
Service costs for the six months ended June 30, 2016 increased $46 million, or 1 percent, as compared with the same period in 2015. The increase was primarily driven by the increase in service sales described above as well as lower service margins at Aerospace Systems due to the timing of risk reductions.
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
During the six months ended June 30, 2016, the company’s total backlog increased and reflects higher backlog at Aerospace Systems, a high single-digit percent decline in backlog at Technology Services and a modest decline in backlog at Mission Systems. The company recorded various awards during the six months ended June 30, 2016, including a portion of the B-21 Long-Range Strike Bomber program.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to achieve the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through other cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by (used in) operating activities and free cash flow. We believe these measures are useful to investors in assessing our financial performance and condition.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.
Operating Cash Flow
The table below summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended June 30
$ in millions	2016	2015
Net earnings	$1,073	$1,015
Non-cash items(1)	157	296
Changes in assets and liabilities:
Trade working capital	(872)	(969)
Retiree benefits	209	(378)
Other, net	(23)	8
Net cash provided by (used in) operating activities	$544	$(28)

(1)	Includes depreciation and amortization, stock based compensation expense (including related excess tax benefits in 2015) and deferred income taxes.
Net cash provided by operating activities for the six months ended June 30, 2016 increased $572 million, as compared with the same period in 2015, principally due to a $500 million voluntary pre-tax pension contribution ($325 million after-tax) made in the first quarter of 2015, changes in trade working capital and the impact of the adoption of ASU No. 2016-09 described in Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1.
Free Cash Flow
We define free cash flow as cash provided by (used in) operating activities less capital expenditures. We believe free cash flow is a useful measure for investors as it represents cash flow available after capital spending and is a key factor in our planning for, and consideration of, acquisitions, payment of dividends and stock repurchases.

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
The table below reconciles cash provided by (used in) operating activities to free cash flow:

	Six Months Ended June 30
$ in millions	2016	2015
Net cash provided by (used in) operating activities	$544	$(28)
Less: capital expenditures	(471)	(232)
Free cash flow	$73	$(260)
Free cash flow for the six months ended June 30, 2016 increased $333 million, as compared with the same period in 2015, principally due to the increase in net cash provided by operating activities described above, partially offset by higher capital expenditures in 2016, including $239 million for the purchase of facilities previously leased by Mission Systems.
Investing Cash Flow
Net cash used in investing activities for the six months ended June 30, 2016 increased to $469 million from $234 million in the prior year period principally due to higher capital expenditures, including the $239 million purchase of facilities described above.
Financing Cash Flow
Net cash used in financing activities for the six months ended June 30, 2016 decreased to $1.3 billion from $1.7 billion in the prior year period primarily due to lower share repurchases in 2016, partially offset by $600 million of net proceeds from our issuance of unsecured senior notes in 2015, a debt repayment of $107 million in 2016, and the impact of the adoption of ASU No. 2016-09 described in Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1.
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

NORTHROP GRUMMAN CORPORATION

forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2015 Annual Report on Form 10-K. They include:

•	our dependence on the U.S. Government for a substantial portion of our business

•	significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly

•	investigations, claims and/or litigation

•	our exposure to additional risks as a result of our international business

•	the improper conduct of employees, agents, business partners or joint ventures in which we participate and the impact on our reputation and our ability to do business

•	the use of estimates when accounting for our contracts and the effect of contract cost growth and/or changes in estimated contract revenues and costs

•	cyber and other security threats or disruptions faced by us, our customers or our partners

•
the future investment performance of plan assets, changes in actuarial assumptions associated with our pension and other post-retirement benefit plans and related legislative or other regulatory actions

•	the performance and financial viability of our subcontractors and suppliers and the availability and pricing of materials and components

•	increased competition within our markets and bid protests

•	changes in procurement and other laws, regulations and practices applicable to our industry, findings by the U.S. Government, and changes in our customers’ business practices

•	natural and/or environmental disasters

•	the adequacy and availability of our insurance coverage, customer indemnifications or other liability protections

•	products and services we provide related to nuclear and other hazardous and high risk operations, which subject us to various environmental, regulatory, financial, reputational and other risks

•	changes in business conditions that could impact business investments and/or recorded goodwill or the value of other long-lived assets

•	inability to develop new products and technologies and maintain technologies, facilities, equipment and a qualified workforce to win new competitions and meet the needs of our customers

•	inability to meet performance obligations under our contracts

•	unforeseen environmental costs

•	our ability to protect our intellectual property rights

•	unanticipated changes in our tax provisions or exposure to additional tax liabilities

•	our potential exposure to claims, liabilities and reputational harm relating to our former Shipbuilding business
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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2016, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2016, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2015 Annual Report on Form 10-K, and updated that information in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of our reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2015 Annual Report on Form 10-K, as updated by Note 6 to the unaudited condensed consolidated financial statements in this report, we do not believe that the outcome of any matter currently pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2016, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A of our 2015 Annual Report on Form 10-K.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
April 2, 2016 - April 29, 2016	500,908	$201.91	500,908	$3,888
April 30, 2016 - May 27, 2016	663,503	213.21	663,503	3,747
May 28, 2016 - July 1, 2016	747,228	215.70	747,228	3,585
Total	1,911,639	$211.22	1,911,639	$3,585

(1)	Includes commissions paid.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
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

*+10.1	Non-Employee Director Compensation Term Sheet, effective May 18, 2016

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Wesley G. Bush (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth L. Bedingfield (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certification of Wesley G. Bush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth L. Bedingfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: July 26, 2016