Form 10-Q
period 2016-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2016-10-26
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
As of October 21, 2016, 176,261,947 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2016	2015	2016	2015
Sales
Product	$3,721	$3,615	$10,759	$10,553
Service	2,434	2,364	7,352	7,279
Total sales	6,155	5,979	18,111	17,832
Operating costs and expenses
Product	2,760	2,633	7,992	7,743
Service	1,907	1,889	5,819	5,763
General and administrative expenses	662	663	1,938	1,939
Operating income	826	794	2,362	2,387
Other (expense) income
Interest expense	(74)	(75)	(224)	(226)
Other, net	17	10	37	8
Earnings before income taxes	769	729	2,175	2,169
Federal and foreign income tax expense	167	213	500	638
Net earnings	$602	$516	$1,675	$1,531

Basic earnings per share	$3.38	$2.78	$9.32	$7.98
Weighted-average common shares outstanding, in millions	178.1	185.8	179.8	191.8
Diluted earnings per share	$3.35	$2.75	$9.23	$7.89
Weighted-average diluted shares outstanding, in millions	179.6	187.9	181.5	194.0

Net earnings (from above)	$602	$516	$1,675	$1,531
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	101	96	302	288
Change in cumulative translation adjustment	(6)	(15)	(19)	(31)
Other, net	(1)	1	(1)	—
Other comprehensive income, net of tax	94	82	282	257
Comprehensive income	$696	$598	$1,957	$1,788
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,103	$2,319
Accounts receivable, net	3,659	2,841
Inventoried costs, net	797	807
Prepaid expenses and other current assets	212	367
Total current assets	5,771	6,334
Property, plant and equipment, net of accumulated depreciation of $4,945 in 2016 and $4,849 in 2015	3,334	3,064
Goodwill	12,464	12,460
Deferred tax assets	1,239	1,409
Other non-current assets	1,292	1,157
Total assets	$24,100	$24,424

Liabilities
Trade accounts payable	$1,325	$1,282
Accrued employee compensation	1,257	1,195
Advance payments and amounts in excess of costs incurred	1,306	1,537
Other current liabilities	1,218	1,443
Total current liabilities	5,106	5,457
Long-term debt, net of current portion	6,387	6,386
Pension and other post-retirement benefit plan liabilities	6,009	6,172
Other non-current liabilities	831	887
Total liabilities	18,333	18,902

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2016—176,784,423 and 2015—181,303,083	177	181
Paid-in capital	—	—
Retained earnings	10,628	10,661
Accumulated other comprehensive loss	(5,038)	(5,320)
Total shareholders’ equity	5,767	5,522
Total liabilities and shareholders’ equity	$24,100	$24,424
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2016	2015
Operating activities
Net earnings	$1,675	$1,531
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	322	329
Stock-based compensation	61	70
Excess tax benefits from stock-based compensation	—	(111)
Deferred income taxes	(13)	165
Changes in assets and liabilities:
Accounts receivable, net	(830)	(463)
Inventoried costs, net	14	(130)
Prepaid expenses and other assets	(144)	27
Accounts payable and other liabilities	(292)	(958)
Income taxes payable	218	403
Retiree benefits	318	(318)
Other, net	(47)	(16)
Net cash provided by operating activities	$1,282	$529

Investing activities
Capital expenditures	(608)	(334)
Other, net	3	36
Net cash used in investing activities	(605)	(298)

Financing activities
Common stock repurchases	(1,149)	(2,864)
Net proceeds from issuance of long-term debt	—	600
Payments of long-term debt	(107)	—
Cash dividends paid	(482)	(458)
Payments of employee taxes withheld from share-based awards	(152)	(183)
Other, net	(3)	103
Net cash used in financing activities	(1,893)	(2,802)
Decrease in cash and cash equivalents	(1,216)	(2,571)
Cash and cash equivalents, beginning of year	2,319	3,863
Cash and cash equivalents, end of period	$1,103	$1,292
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30
$ in millions, except per share amounts	2016	2015
Common stock
Beginning of year	$181	$199
Common stock repurchased	(6)	(18)
Shares issued for employee stock awards and options	2	2
End of period	177	183
Paid-in capital
Beginning of year	—	—
End of period	—	—
Retained earnings
Beginning of year	10,661	12,392
Common stock repurchased	(1,154)	(2,872)
Net earnings	1,675	1,531
Dividends declared	(472)	(447)
Stock compensation	(82)	9
End of period	10,628	10,613
Accumulated other comprehensive loss
Beginning of year	(5,320)	(5,356)
Other comprehensive income, net of tax	282	257
End of period	(5,038)	(5,099)
Total shareholders’ equity	$5,767	$5,697
Cash dividends declared per share	$2.60	$2.30
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
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the rules of the Securities and Exchange Commission (SEC) for interim reporting. These financial statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the company’s unaudited condensed consolidated financial position, results of operations and cash flows.
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
Net Estimate-At-Completion (EAC) Adjustments - We recognize changes in estimated contract sales, costs or profits using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes on current and prior periods as net EAC adjustments; sales and profit in future periods of contract performance are recognized as if the revised estimates had been used since contract inception. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identified. Loss provisions are first offset against costs included in unbilled accounts receivable or inventoried costs, and any remaining amounts are reflected in current liabilities.
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

NORTHROP GRUMMAN CORPORATION

The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share data	2016	2015	2016	2015
Operating Income	$121	$112	$387	$461
Net Earnings(1)	79	73	252	300
Diluted earnings per share(1)	0.44	0.39	1.39	1.55

(1)	Based on statutory tax rates
Contract sales may include estimated amounts not contractually agreed to by the customer, including cost or performance incentives (such as award and incentive fees), un-priced change orders, contract claims and requests for equitable adjustment (REAs). Further, as contracts are performed, change orders can be a regular occurrence and may be un-priced until negotiated with the customer. Un-priced change orders, contract claims (including change orders unapproved as to both scope and price) and REAs are included in estimated contract sales when management believes it is probable the un-priced change order, claim and/or REA will result in additional contract revenue and the amount can be reliably estimated based on the facts and circumstances known to us at the time. During July 2016, the company entered into a contract modification with the U.S. government on an Aerospace Systems program, which resolved most of the REAs disclosed in our 2015 Annual Report on Form 10-K. Amounts recognized related to claims and REAs as of September 30, 2016 were not material individually or in aggregate.
As of September 30, 2016, the company does not have any contract terminations in process that we anticipate will have a material effect on our unaudited condensed consolidated financial position, or our annual results of operations and/or cash flows.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On March 30, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The company adopted ASU 2016-09 during the first quarter of 2016. Among other things, ASU 2016-09 requires that entities recognize excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense or benefit. ASU 2016-09 also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities in the statement of cash flows. As a result of adoption, the company recognized a $1 million and $85 million tax benefit during the three and nine months ended September 30, 2016, respectively. Adoption also resulted in an $85 million increase in operating cash flows and a corresponding $85 million reduction in financing cash flows for the nine months ended September 30, 2016.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including Accounting Standards Codification (ASC) 840 - Leases. Among other things, ASU 2016-02 requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease. ASU 2016-02 will be effective January 1, 2019, although early adoption is permitted, and it must be applied using a modified retrospective approach. We are currently evaluating the timing of adoption as well as the effect ASU 2016-02 will have on the company’s consolidated financial position, annual results of operations and/or cash flows.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. We expect to adopt ASU 2014-09 in 2018 and apply it retrospectively to all periods presented. Our evaluation of the effect ASU 2014-09 will have on the company’s consolidated financial position, annual results of operations and/or cash flows is expected to be complete by the end of 2016.
Other accounting standards updates effective after September 30, 2016 are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	September 30, 2016	December 31, 2015
Unamortized benefit plan costs, net of tax benefit of $3,166 as of September 30, 2016 and $3,350 as of December 31, 2015	$(4,939)	$(5,241)
Cumulative translation adjustment	(101)	(82)
Net unrealized gain on marketable securities and cash flow hedges, net of tax	2	3
Total accumulated other comprehensive loss	$(5,038)	$(5,320)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.1 billion and $5.5 billion as of September 30, 2016 and December 31, 2015, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the interest rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from accumulated other comprehensive loss to net earnings related to the amortization of benefit plan costs were $101 million and $302 million, net of taxes, for the three and nine months ended September 30, 2016, respectively, and were $96 million and $288 million, net of taxes, for the three and nine months ended September 30, 2015, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits for the company’s retirement benefit plans, and are included in the computation of net periodic pension cost. See Note 8 for further information.
Reclassifications from accumulated other comprehensive loss to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges for the three and nine months ended September 30, 2016 and 2015, respectively, were not material.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share includes the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 1.5 million shares and 1.7 million shares for the three and nine months ended September 30, 2016, respectively. The dilutive effect of these securities totaled 2.1 million shares and 2.2 million shares for the three and nine months ended September 30, 2015, respectively.
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
On September 16, 2015, the company’s board of directors authorized a new share repurchase program of up to $4.0 billion of the company’s common stock (2015 Repurchase Program). Repurchases under the 2015 Repurchase

NORTHROP GRUMMAN CORPORATION

Program commenced in March 2016 upon completion of the company’s 2014 Repurchase Program. As of September 30, 2016, repurchases under the 2015 Repurchase Program totaled $0.9 billion; $3.1 billion remained under this share repurchase authorization. By its terms, the 2015 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Nine Months Ended September 30
					2016	2015
May 15, 2013	$4,000	32.8	$121.97	March 2015	—	2.7
December 4, 2014	$3,000	18.0	$166.70	March 2016	1.4	15.0
September 16, 2015	$4,000	4.2	$213.46		4.2	—

(1)	Includes commissions paid.
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

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2016	2015	2016	2015
Sales
Aerospace Systems	$2,782	$2,544	$7,956	$7,540
Mission Systems	2,698	2,723	8,081	8,062
Technology Services	1,190	1,193	3,617	3,698
Intersegment eliminations	(515)	(481)	(1,543)	(1,468)
Total sales	6,155	5,979	18,111	17,832
Operating income
Aerospace Systems	311	298	909	929
Mission Systems	351	355	1,055	1,047
Technology Services	130	128	387	389
Intersegment eliminations	(61)	(55)	(188)	(162)
Total segment operating income	731	726	2,163	2,203
Reconciliation to total operating income:
Net FAS/CAS pension adjustment	91	97	234	261
Unallocated corporate expenses	5	(29)	(31)	(76)
Other	(1)	—	(4)	(1)
Total operating income	$826	$794	$2,362	$2,387
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
The decrease in net FAS/CAS pension adjustment for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, is primarily due to lower than expected asset returns during 2015, partially offset by the increase in our FAS discount rate assumption as of December 31, 2015 and the continued phase-in of the effects of CAS harmonization.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS or the FAR, and therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation costs, retiree benefits and corporate unallowable costs.
Current Quarter
Unallocated corporate expenses decreased for the three months ended September 30, 2016, as compared with the same period in 2015, principally due to a $30 million benefit recognized for state tax refunds claimed on our prior year tax returns and a $25 million benefit recognized for estimated prior year overhead claim recoveries, partially offset by an increase in provisions for environmental remediation.
Year to Date
Unallocated corporate expenses decreased for the nine months ended September 30, 2016, as compared with the same period in 2015, principally due to the current quarter items discussed above. Further, unallocated corporate expenses in the prior year period were impacted by higher deferred state taxes resulting from a $500 million discretionary pension contribution made in the first quarter of 2015.

NORTHROP GRUMMAN CORPORATION

4.    INCOME TAXES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2016	2015	2016	2015
Federal and foreign income tax expense	$167	$213	$500	$638
Effective income tax rate	21.7%	29.2%	23.0%	29.4%
Current Quarter
The company’s effective tax rate for the three months ended September 30, 2016 was lower than the comparable 2015 period primarily due to a $42 million benefit recognized in connection with resolution of the Internal Revenue Service (IRS) examination of the company’s 2007-2011 tax returns as well as the extension of the research tax credit.
Year to Date
The company’s effective tax rate for the nine months ended September 30, 2016 was lower than the comparable 2015 period primarily due to $85 million of excess tax benefits related to employee share-based payment transactions recognized in 2016 resulting from the adoption of ASU No. 2016-09 described in Note 1 and a $42 million benefit recognized in connection with resolution of the IRS examination of the company’s 2007-2011 tax returns.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Our 2012-2013 federal tax returns are currently under IRS examination. The company believes it is reasonably possible that within the next twelve months we may resolve certain tax matters related to the years under examination, which may result in reductions of our unrecognized tax benefits up to $70 million and income tax expense up to $40 million.
Undistributed Foreign Earnings
As of September 30, 2016, the company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $430 million. We are currently evaluating options to repatriate a majority of these earnings due, in part, to recent changes in foreign exchange rates, which have improved the tax efficiency of any such repatriation. No provision has been made for deferred taxes on these earnings as we currently expect this potential repatriation would generate a net tax benefit resulting from foreign tax credits in excess of U.S. income taxes due on these earnings.
We intend to permanently reinvest the remaining undistributed earnings as well as future earnings from our foreign subsidiaries to fund our international operations. In addition, we expect U.S. cash generation will continue to be sufficient to meet our future U.S. cash needs.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents comparative carrying value and fair value information for our financial assets and liabilities:

	September 30, 2016		December 31, 2015
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets (Liabilities)
Marketable securities
Trading	$318	$318	$303	$303
Available-for-sale	5	5	7	7
Derivatives	2	2	5	5
Long-term debt, including current portion	$(6,390)	$(7,337)	$(6,496)	$(6,907)
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2016.
The carrying value of cash and cash equivalents approximates fair value.

NORTHROP GRUMMAN CORPORATION

Investments in Marketable Securities
The company holds a portfolio of marketable securities consisting of securities to partially fund non-qualified employee benefit plans. These assets are recorded at fair value on a recurring basis and substantially all of these instruments are valued using Level 1 inputs. As of September 30, 2016 and December 31, 2015, marketable securities of $323 million and $310 million, respectively, were included in other non-current assets in the unaudited condensed consolidated statements of financial position.
Derivative Financial Instruments and Hedging Activities
The company’s derivative portfolio consists primarily of foreign currency forward contracts. The notional value of the company’s derivative portfolio at September 30, 2016 and December 31, 2015, was $126 million and $141 million, respectively. The portion of the notional value designated as cash flow hedges at September 30, 2016 and December 31, 2015, was $2 million and $10 million, respectively. Substantially all of these instruments are valued using Level 2 inputs. Where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rates. The derivative fair values and related unrealized gains/losses at September 30, 2016 and December 31, 2015, were not material.
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
On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time,

NORTHROP GRUMMAN CORPORATION

ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $34 million as of September 30, 2016), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $28 million as of September 30, 2016) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $7 million as of September 30, 2016). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $35 million as of September 30, 2016), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. At some future point, the court is expected to issue a decision on the parties’ claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
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
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2016, or its annual results of operations or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
Guarantees of Certain Performance Obligations
The company’s subsidiaries enter into joint ventures, teaming and other business arrangements (collectively, Business Arrangements) to support our products and services. The company generally strives to limit its exposure under these arrangements to its subsidiary’s investment in the Business Arrangements or to the extent of such subsidiary’s obligations under the applicable contract. In some cases, however, the company may be required to guarantee performance by the Business Arrangements and, in such cases, the company generally strives to obtain cross-indemnification from the other members of the Business Arrangements.
At September 30, 2016, the company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for matters raised by the U.S. Government. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and estimable, and the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of September 30, 2016, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

Environmental Matters
The table below summarizes management’s estimate of the range of reasonably possible future costs for environmental remediation, the amount accrued within that range, and the deferred costs expected to be recoverable through overhead charges on U.S. Government contracts as of September 30, 2016 and December 31, 2015:

$ in millions	Range of Reasonably Possible Future Costs(1)	Accrued Costs(2)	Deferred Costs(3)
September 30, 2016	$389 - $796	$394	$196
December 31, 2015	353 - 812	370	186

(1)	The range of reasonably possible future costs does not take into consideration amounts expected to be recoverable through overhead charges on U.S. Government contracts.
(2) As of September 30, 2016, $115 million is recorded in other current liabilities and $279 million is recorded in other non-current liabilities.
(3) As of September 30, 2016, $63 million is deferred in inventoried costs and $133 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, we do not anticipate future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2016, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2016, there were $286 million of stand-by letters of credit and guarantees and $170 million of surety bonds outstanding.
Indemnifications
The company has retained certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2016, or its annual results of operations and/or cash flows.
Operating Leases
Rental expense for operating leases for the three and nine months ended September 30, 2016 was $69 million and $228 million, respectively, and was $75 million and $232 million for the three and nine months ended September 30, 2015, respectively. These amounts are net of immaterial amounts of sublease rental income.
Credit Facility
The company maintains an unsecured credit facility in an aggregate principal amount of $1.6 billion (the “Credit Agreement”) that matures in July 2020. At September 30, 2016, the company was in compliance with the covenants under the Credit Agreement and there was no balance outstanding.

NORTHROP GRUMMAN CORPORATION

8.    RETIREMENT BENEFITS
The cost to the company of its retirement plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2016	2015	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$112	$121	$8	$8	$335	$363	$23	$26
Interest cost	321	306	24	24	963	918	71	71
Expected return on plan assets	(464)	(494)	(21)	(22)	(1,390)	(1,481)	(64)	(67)
Amortization of:
Prior service credit	(15)	(15)	(6)	(7)	(45)	(45)	(17)	(21)
Net loss from previous years	179	170	3	6	536	511	11	20
Net periodic benefit cost	$133	$88	$8	$9	$399	$266	$24	$29
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
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2016	2015	2016	2015
Defined benefit pension plans	$14	$20	$61	$564
Medical and life benefit plans	17	19	46	44
Defined contribution plans	83	77	241	227
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company's long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Nine Months Ended September 30
in millions	2016	2015
RSRs granted	0.2	0.2
RPSRs granted	0.3	0.4
Grant date aggregate fair value	$88	$89
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

NORTHROP GRUMMAN CORPORATION

Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Nine Months Ended September 30
$ in millions	2016	2015
Minimum aggregate payout amount	$35	$36
Maximum aggregate payout amount	194	192
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of financial metrics for a three-year period beginning January 1 of the year of grant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and of cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
October 25, 2016

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
On February 9, 2016, the President delivered his FY 2017 budget to Congress. The FY 2017 budget reflects the FY 2017 spending caps established in the Bipartisan Budget Act of 2015 and requests $524 billion for the DoD’s annual budget and an additional $59 billion for Overseas Contingency Operations. Congress is continuing to consider authorization and appropriations bills for FY 2017.
On September 28, 2016 the President signed a continuing resolution which funds the government at FY 2016 levels until December 9, 2016. It is unclear when or if annual appropriations bills will be enacted for FY 2017. The U.S. Government may operate under a continuing resolution for some or all of FY 2017, restricting new contract or program starts for that year and placing limitations on some planned program budgets, and we may face a government shutdown of unknown duration.
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

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions, except per share amounts	2016	2015	Change	2016	2015	Change
Sales	$6,155	$5,979	3%	$18,111	$17,832	2%
Operating costs and expenses	5,329	5,185	3%	15,749	15,445	2%
Operating income	826	794	4%	2,362	2,387	(1)%
Operating margin rate	13.4%	13.3%		13.0%	13.4%
Federal and foreign income tax expense	167	213	(22)%	500	638	(22)%
Effective income tax rate	21.7%	29.2%		23.0%	29.4%
Net earnings	602	516	17%	1,675	1,531	9%
Diluted earnings per share	3.35	2.75	22%	9.23	7.89	17%
Net cash provided by operating activities	$738	$557	32%	$1,282	$529	142%
Sales
Current Quarter
Sales for the three months ended September 30, 2016 increased $176 million, or 3 percent, as compared with the same period in 2015, primarily due to higher sales of $238 million, or 9 percent, at Aerospace Systems, partially offset by lower sales of $25 million, or 1 percent, at Mission Systems.
Year to Date
Sales for the nine months ended September 30, 2016 increased $279 million, or 2 percent, as compared with the same period in 2015, primarily due to higher sales of $416 million, or 6 percent, at Aerospace Systems, partially offset by lower sales of $81 million, or 2 percent, at Technology Services.
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
Operating costs and expenses comprise the following:

	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2016	2015	Change	2016	2015	Change
Product costs	$2,760	$2,633	5%	$7,992	$7,743	3%
Service costs	1,907	1,889	1%	5,819	5,763	1%
G&A expenses	662	663	—%	1,938	1,939	—%
Operating costs and expenses	$5,329	$5,185	3%	$15,749	$15,445	2%
Operating costs and expenses as a % of sales	86.6%	86.7%		87.0%	86.6%
Current Quarter
Operating costs and expenses as a percentage of sales decreased for the three months ended September 30, 2016 as compared with the same period in 2015, which increased our operating margin rate to 13.4 percent from 13.3 percent in the prior year period. The reduction in operating costs and expenses as a percentage of sales was principally driven by a $34 million reduction in unallocated corporate expenses, as described in Note 3 to the

NORTHROP GRUMMAN CORPORATION

unaudited condensed consolidated financial statements in Part I, Item 1, partially offset by lower segment margin rates, as described in the Segment Operating Results section below.
G&A as a percentage of sales for the three months ended September 30, 2016 decreased to 10.8 percent from 11.1 percent in the prior year period, principally due to higher sales volume.
Year to Date
Operating costs and expenses as a percentage of sales increased for the nine months ended September 30, 2016 as compared with the same period in 2015, which reduced our operating margin rate to 13.0 percent from 13.4 percent in the prior year period. The increase in operating costs and expenses as a percentage of sales was principally driven by lower segment margin rates, as described in the Segment Operating Results section below, and a $27 million decrease in our net FAS (GAAP Financial Accounting Standards)/CAS pension adjustment, partially offset by a $45 million reduction in unallocated corporate expenses, as described in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.
G&A as a percentage of sales for the nine months ended September 30, 2016 decreased to 10.7 percent from 10.9 percent in prior year period, principally due to higher sales volume.
For further information regarding product and service sales and costs, see the Product and Service Analysis section that follows Segment Operating Results.
Operating Income and Margin Rate
We define operating income as sales less operating costs and expenses, which includes G&A. Operating margin rate is defined as operating income as a percentage of sales.
Current Quarter
Operating income for the three months ended September 30, 2016 increased $32 million, or 4 percent, as compared with the same period in 2015 principally due to a $34 million reduction in unallocated corporate expenses and higher sales volume, partially offset by lower segment margin rates. Operating margin rate increased to 13.4 percent from 13.3 percent in the prior year period primarily due to the reduction in unallocated corporate expenses, partially offset by lower segment margin rates.
Year to Date
Operating income for the nine months ended September 30, 2016 decreased $25 million, or 1 percent, as compared with the same period in 2015 principally due to lower segment margin rates and a $27 million reduction in our net FAS/CAS pension adjustment, which together more than offset a $45 million reduction in unallocated corporate expenses and higher sales volume. Operating margin rate decreased to 13.0 percent from 13.4 percent in the prior year period primarily due to lower segment margin rates and net FAS/CAS pension adjustment, partially offset by the noted reduction in unallocated corporate expenses.
Federal and Foreign Income Taxes
Current Quarter
The company’s effective tax rate for the three months ended September 30, 2016 was 21.7 percent as compared with 29.2 percent in the comparable 2015 period. The lower rate is principally due to a $42 million benefit recognized in connection with resolution of the Internal Revenue Service (IRS) examination of the company’s 2007-2011 tax returns as well as the extension of the research tax credit.
Year to Date
The company’s effective tax rate for the nine months ended September 30, 2016 was 23.0 percent as compared with 29.4 percent in the comparable 2015 period. The lower rate is principally due to $85 million of excess tax benefits related to employee share-based payment transactions recognized in 2016 resulting from the adoption of ASU No. 2016-09, as described in Note 1 to the unaudited condensed consolidated financial statements in Part I, Item1, and a $42 million benefit recognized in connection with resolution of the IRS examination of the company’s 2007-2011 tax returns.
Net Earnings
Current Quarter
Net earnings for the three months ended September 30, 2016 increased $86 million, or 17 percent, as compared with the same period in 2015, principally due to the lower effective tax rate and higher operating income discussed above.

NORTHROP GRUMMAN CORPORATION

Year to Date
Net earnings for the nine months ended September 30, 2016 increased $144 million, or 9 percent, as compared with the same period in 2015, principally due to the lower effective tax rate discussed above and an increase in Other, net as a result of higher returns on marketable securities.
Diluted Earnings Per Share
Current Quarter
Diluted earnings per share for the three months ended September 30, 2016 increased $0.60, or 22 percent, as compared with the same period in 2015, reflecting higher net earnings and lower weighted-average shares outstanding resulting from shares repurchased during 2015 and 2016.
Year to Date
Diluted earnings per share for the nine months ended September 30, 2016 increased $1.34, or 17 percent, as compared with the same period in 2015, reflecting higher net earnings and lower weighted-average shares outstanding resulting from shares repurchased during 2015 and 2016.
Net Cash from Operating Activities
See “Operating Cash Flow” in the Liquidity and Capital Resources section below for further information on net cash provided by operating activities.
SEGMENT OPERATING RESULTS
Basis of Presentation
At September 30, 2016, the company was aligned in three operating sectors, which also comprise our reportable segments: Aerospace Systems, Mission Systems, and Technology Services. Effective January 1, 2016, the company streamlined our sectors from four to three as described in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.
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
Segment Operating Income and Margin Rate
Segment operating income, as reconciled in the Reconciliation of Segment Operating Income to Total Operating Income table below, is a non-GAAP measure that reflects total earnings from our three segments including allocated pension expense recognized under CAS, and excludes unallocated corporate items and FAS pension expense. We believe this measure may be useful to investors and other users of our financial statements as a supplemental measure in evaluating the financial performance and operational trends of our sectors.

	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2016	2015	Change	2016	2015	Change
Segment operating income	$731	$726	1%	$2,163	$2,203	(2)%
Segment operating margin rate	11.9%	12.1%		11.9%	12.4%
Current Quarter
Segment operating income for the three months ended September 30, 2016 increased $5 million, or 1 percent, as compared with the same period in 2015 as a result of higher sales volume, which more than offset lower segment margin rates. Segment operating margin rate decreased to 11.9 percent from 12.1 percent in the prior year period principally due to a lower segment margin rate at Aerospace Systems.

NORTHROP GRUMMAN CORPORATION

Year to Date
Segment operating income for the nine months ended September 30, 2016 decreased $40 million, or 2 percent, as compared with the same period in 2015 as a result of lower segment margin rates, which more than offset higher sales volume. Segment operating margin rate decreased to 11.9 percent from 12.4 percent in the prior year period principally due to a lower segment margin rate at Aerospace Systems.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2016	2015	2016	2015
Favorable EAC adjustments	$196	$189	$595	$707
Unfavorable EAC adjustments	(75)	(77)	(208)	(246)
Net EAC adjustments	$121	$112	$387	$461
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2016	2015	2016	2015
Aerospace Systems	$76	$62	$218	$282
Mission Systems	36	36	136	135
Technology Services	16	16	53	55
Eliminations	(7)	(2)	(20)	(11)
Net EAC adjustments	$121	$112	$387	$461
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

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2016	2015	2016	2015
Segment operating income	$731	$726	$2,163	$2,203
CAS pension expense	224	185	633	527
Less: FAS pension expense	(133)	(88)	(399)	(266)
Net FAS/CAS pension adjustment	91	97	234	261
Unallocated corporate expenses	5	(29)	(31)	(76)
Other	(1)	—	(4)	(1)
Total operating income	$826	$794	$2,362	$2,387
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate.

NORTHROP GRUMMAN CORPORATION

AEROSPACE SYSTEMS

	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2016	2015	Change	2016	2015	Change
Sales	$2,782	$2,544	9%	$7,956	$7,540	6%
Operating income	311	298	4%	909	929	(2)%
Operating margin rate	11.2%	11.7%		11.4%	12.3%
Current Quarter
Aerospace Systems sales for the three months ended September 30, 2016 increased $238 million, or 9 percent, as compared with the same period in 2015. The increase was due to higher volume on Manned Aircraft and Autonomous Systems programs, partially offset by lower volume on Space programs. Manned Aircraft sales increased primarily due to higher restricted volume, increased F-35 deliveries and the transition to full rate production on the E-2D Advanced Hawkeye program, partially offset by fewer F/A-18 deliveries. Autonomous Systems sales increased primarily due to higher volume on the Triton and Global Hawk programs, partially offset by the ramp-down of the NATO Alliance Ground Surveillance (AGS) program. Space sales declined principally due to lower volume on the Advanced Extremely High Frequency (AEHF) program, partially offset by higher volume on several other programs.
Operating income for the three months ended September 30, 2016 increased $13 million, or 4 percent, primarily due to higher sales volume. Operating margin rate decreased to 11.2 percent from 11.7 percent principally due to lower margin rates on Manned Aircraft programs due to changes in contract mix, partially offset by improved performance on Autonomous Systems programs.
Year to Date
Aerospace Systems sales for the nine months ended September 30, 2016 increased $416 million, or 6 percent, as compared with the same period in 2015. The increase was due to higher volume on Manned Aircraft and Autonomous Systems programs, partially offset by lower volume on Space programs. Manned Aircraft sales increased primarily due to higher restricted volume, increased F-35 deliveries and the transition to full rate production on the E-2D Advanced Hawkeye program. These increases were partially offset by fewer F/A-18 deliveries and lower B-2 volume. Autonomous Systems sales increased primarily due to higher volume on the Global Hawk and Triton programs, partially offset by the ramp-down of the NATO AGS program. Space sales declined due to lower volume on the AEHF and James Webb Space Telescope programs, partially offset by higher restricted volume.
Operating income for the nine months ended September 30, 2016 decreased $20 million, or 2 percent, due to lower margins on Manned Aircraft programs, principally due to changes in contract mix and the timing of risk reductions, which more than offset higher sales volume. Operating margin rate decreased to 11.4 percent from 12.3 percent principally due to the lower margins on Manned Aircraft programs noted above, partially offset by improved performance on Space programs.
MISSION SYSTEMS

	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2016	2015	Change	2016	2015	Change
Sales	$2,698	$2,723	(1)%	$8,081	$8,062	—%
Operating income	351	355	(1)%	1,055	1,047	1%
Operating margin rate	13.0%	13.0%		13.1%	13.0%
Current Quarter
Mission Systems sales for the three months ended September 30, 2016 decreased $25 million, or 1 percent, as compared with the same period in 2015. The decrease was primarily due to lower volume on Sensors and Processing and Advanced Capabilities programs, partially offset by higher volume on Cyber and ISR programs. Sensors and Processing sales decreased primarily due to lower volume on international and combat avionics programs, partially offset by higher volume on communications programs. Advanced Capabilities sales decreased primarily due to

NORTHROP GRUMMAN CORPORATION

lower volume on a number of navigation and maritime programs, partially offset by higher restricted volume. Cyber and ISR sales reflect higher volume on cyber solutions programs.
Operating income for the three months ended September 30, 2016 decreased $4 million, or 1 percent, primarily due to the lower sales volume described above. Operating margin rate was consistent with the same period in 2015.
Year to Date
Mission Systems sales for the nine months ended September 30, 2016 increased slightly as compared with the same period in 2015. The increase was due to higher volume on Advanced Capabilities and Sensors and Processing programs, partially offset by lower volume on Cyber and ISR programs. Advanced Capabilities sales increased primarily due to increased restricted volume and ramp-up on the Surface Electronic Warfare Improvement Program (SEWIP) Block III program. Sensors and Processing sales increased primarily due to ramp-up on the G/ATOR program and higher volume on restricted and communications programs, including the Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare program. These increases were partially offset by lower volume on international and combat avionics programs. Cyber and ISR sales reflect lower volume on restricted programs.
Operating income for the nine months ended September 30, 2016 increased $8 million, or 1 percent, primarily due to the higher sales volume described above. Operating margin rate increased to 13.1 percent from 13.0 percent. primarily due to improved performance on Advanced Capabilities and Cyber and ISR programs, partially offset by lower margins on Sensors and Processing programs due to the timing of risk reductions and changes in contract mix.
TECHNOLOGY SERVICES

	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2016	2015	Change	2016	2015	Change
Sales	$1,190	$1,193	—%	$3,617	$3,698	(2)%
Operating income	130	128	2%	387	389	(1)%
Operating margin rate	10.9%	10.7%		10.7%	10.5%
Current Quarter
Technology Services sales for the three months ended September 30, 2016 were comparable with the same period in 2015. Sales reflect lower volume on Advanced Defense Services programs, partially offset by higher volume on Global Logistics and Modernization programs. Advanced Defense Services sales declined primarily due to the completion of several programs in 2015. Global Logistics and Modernization sales increased principally due to higher volume on the KC-10 program, partially offset by lower volume on the Intercontinental Ballistic Missile (ICBM) program. The increase in KC-10 volume is not indicative of a longer term trend as we expect KC-10 sales will be winding down in 2017 as our contract nears completion.
Operating income for the three months ended September 30, 2016 increased $2 million, or 2 percent, and operating margin rate increased to 10.9 percent from 10.7 percent. Operating income and margin rate increased primarily due to improved performance.
Year to Date
Technology Services sales for the nine months ended September 30, 2016 decreased $81 million, or 2 percent, as compared with the same period in 2015. The decrease was principally due to lower volume on Advanced Defense Services and Global Logistics and Modernization programs. Advanced Defense Services sales declined primarily due to the completion of several programs during 2015, partially offset by higher volume on the Saudi Arabian Ministry of National Guard Training Support program (through our interest in a joint venture for which we consolidate the financial results). Global Logistics and Modernization sales decreased mainly due to lower volume on the ICBM program, partially offset by higher KC-10 volume. As discussed above, higher KC-10 volume is not indicative of a longer term trend.
Operating income for the nine months ended September 30, 2016 decreased $2 million, or 1 percent, primarily due to the lower sales volume described above. Operating margin rate increased to 10.7 percent from 10.5 percent principally due to improved performance on System Modernization and Services and Global Logistics and Modernization programs, partially offset by lower margins on Advanced Defense Services programs due to the positive impact of EAC adjustments related to the completion of several programs in 2015.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2016		2015		2016		2015
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,266	$2,005	$2,058	$1,818	$6,480	$5,711	$6,045	$5,308
Service	516	466	486	428	1,476	1,336	1,495	1,303
Mission Systems
Product	1,604	1,395	1,673	1,416	4,717	4,082	4,863	4,167
Service	1,094	952	1,050	952	3,364	2,944	3,199	2,848
Technology Services
Product	76	72	95	90	239	220	282	267
Service	1,114	988	1,098	975	3,378	3,010	3,416	3,042
Segment Totals
Total Product	$3,946	$3,472	$3,826	$3,324	$11,436	$10,013	$11,190	$9,742
Total Service	2,724	2,406	2,634	2,355	8,218	7,290	8,110	7,193
Intersegment eliminations	(515)	(454)	(481)	(426)	(1,543)	(1,355)	(1,468)	(1,306)
Total segment(1)	$6,155	$5,424	$5,979	$5,253	$18,111	$15,948	$17,832	$15,629

(1)
The reconciliation of segment operating income to total operating income, as well as a discussion of the reconciling items, is included in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1.

Product Sales and Costs
Current Quarter
Product sales for the three months ended September 30, 2016 increased $120 million, or 3 percent, as compared with the same period in 2015. The increase was primarily driven by higher product sales at Aerospace Systems, partially offset by lower product sales at Mission Systems. The increase at Aerospace Systems was primarily due to higher restricted volume, increased F-35 deliveries and the transition to full rate production on the E-2D Advanced Hawkeye program. The decrease at Mission Systems was primarily due to lower volume on international and combat avionics programs.
Product costs for the three months ended September 30, 2016 increased $148 million, or 4 percent, as compared with the same period in 2015. The increase was primarily driven by the changes in product sales described above and lower product margins at Mission Systems.
Year to Date
Product sales for the nine months ended September 30, 2016 increased $246 million, or 2 percent, as compared with the same period in 2015. The increase was driven primarily by higher product sales at Aerospace Systems, partially offset by lower product sales at Mission Systems. The increase at Aerospace Systems was primarily due to higher restricted volume, increased F-35 deliveries and the transition to full rate production on the E-2D Advanced Hawkeye program. The decrease at Mission Systems was primarily due to lower volume on international and combat avionics programs.
Product costs for the nine months ended September 30, 2016 increased $271 million, or 3 percent, as compared with the same period in 2015. The increase was primarily driven by the changes in product sales described above and lower product margins at Mission Systems.
Service Sales and Costs
Current Quarter
Service sales for the three months ended September 30, 2016 increased $90 million, or 3 percent, as compared with the same period in 2015. The increase was primarily due to ramp-up on several Sensors and Processing service programs at Mission Systems and higher service volume on restricted Space programs at Aerospace Systems.

NORTHROP GRUMMAN CORPORATION

Service costs for the three months ended September 30, 2016 increased $51 million, or 2 percent, as compared with the same period in 2015. The increase was primarily driven by the higher service sales described above as well as lower service margins at Aerospace Systems, partially offset by higher service margins at Mission Systems.
Year to Date
Service sales for the nine months ended September 30, 2016 increased $108 million, or 1 percent as compared with the same period in 2015. The increase was primarily due to ramp-up on several Sensors and Processing service programs at Mission Systems, partially offset by lower service volume on the ICBM program at Technology Services.
Service costs for the nine months ended September 30, 2016 increased $97 million, or 1 percent, as compared with the same period in 2015, consistent with the change in sales volume described above.
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
During the nine months ended September 30, 2016, the company’s total backlog increased and reflects higher backlog at Aerospace Systems and Mission Systems and a modest decline in backlog at Technology Services. The company recorded various awards during the nine months ended September 30, 2016, including a portion of the B-21 Long-Range Strike Bomber program.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to achieve the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through other cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below.
Cash balances and cash generated from operating activities, supplemented by borrowings under credit facilities, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.
Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Nine Months Ended September 30
$ in millions	2016	2015
Net earnings	$1,675	$1,531
Non-cash items(1)	370	453
Changes in assets and liabilities:
Trade working capital	(1,034)	(1,121)
Retiree benefits	318	(318)
Other, net	(47)	(16)
Net cash provided by operating activities	$1,282	$529

(1)	Includes depreciation and amortization, stock based compensation expense (including related excess tax benefits in 2015) and deferred income taxes.
Net cash provided by operating activities for the nine months ended September 30, 2016 increased $753 million, as compared with the same period in 2015, principally due to a $500 million voluntary pre-tax pension contribution ($325 million after-tax) made in the first quarter of 2015, an increase in net earnings during 2016, the impact of the adoption of ASU No. 2016-09 described in Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 and changes in trade working capital.

NORTHROP GRUMMAN CORPORATION

Free Cash Flow
Free cash flow, as reconciled in the table below, is a non-GAAP measure defined as cash provided by operating activities less capital expenditures, and may not be defined and calculated by other companies in the same manner. We use free cash flow as a key factor in our planning for, and consideration of, acquisitions, stock repurchases and the payment of dividends. This measure may be useful to investors and other users of our financial statements as a supplemental measure of our cash performance, but should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP.
The table below reconciles cash provided by operating activities to free cash flow:

	Nine Months Ended September 30
$ in millions	2016	2015
Net cash provided by operating activities	$1,282	$529
Less: capital expenditures	(608)	(334)
Free cash flow	$674	$195
Free cash flow for the nine months ended September 30, 2016 increased $479 million, as compared with the same period in 2015, principally due to the increase in net cash provided by operating activities described above (which reflects the $500 million voluntary pension contribution in 2015 described above), partially offset by higher capital expenditures in 2016, including $239 million for the purchase of facilities previously leased by Mission Systems.
Investing Cash Flow
Net cash used in investing activities for the nine months ended September 30, 2016 increased to $605 million from $298 million in the prior year period principally due to higher capital expenditures, including the $239 million purchase of facilities described above.
Financing Cash Flow
Net cash used in financing activities for the nine months ended September 30, 2016 decreased to $1.9 billion from $2.8 billion in the prior year period primarily due to lower share repurchases in 2016, partially offset by $600 million of net proceeds from our issuance of unsecured senior notes in 2015, the impact of the adoption of ASU No. 2016-09 described in Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 and a debt repayment of $107 million in 2016.
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

NORTHROP GRUMMAN CORPORATION

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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2016, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2016, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2015 Annual Report on Form 10-K, and updated that information in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of our reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2015 Annual Report on Form 10-K, as updated by Note 6 to the unaudited condensed consolidated financial statements in this report, we do not believe that the outcome of any matter currently pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2016, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A of our 2015 Annual Report on Form 10-K.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
July 2, 2016 - July 29, 2016	527,009	$220.30	527,009	$3,469
July 30, 2016 - August 26, 2016	683,683	216.83	683,683	3,321
August 27, 2016 - September 30, 2016	971,175	212.61	971,175	3,115
Total	2,181,867	$215.79	2,181,867	$3,115

(1)	Includes commissions paid.
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

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: October 25, 2016