Form 10-Q
period 2017-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2017-07-26
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
As of July 21, 2017, 174,094,301 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2017	2016	2017	2016
Sales
Product	$3,916	$3,560	$7,750	$7,038
Service	2,459	2,440	4,892	4,918
Total sales	6,375	6,000	12,642	11,956
Operating costs and expenses
Product	2,958	2,621	5,829	5,232
Service	1,896	1,962	3,783	3,912
General and administrative expenses	666	620	1,343	1,276
Operating income	855	797	1,687	1,536
Other (expense) income
Interest expense	(76)	(74)	(151)	(150)
Other, net	28	7	44	20
Earnings before income taxes	807	730	1,580	1,406
Federal and foreign income tax expense	255	213	388	333
Net earnings	$552	$517	$1,192	$1,073

Basic earnings per share	$3.16	$2.87	$6.82	$5.94
Weighted-average common shares outstanding, in millions	174.5	180.1	174.7	180.7
Diluted earnings per share	$3.15	$2.85	$6.78	$5.88
Weighted-average diluted shares outstanding, in millions	175.5	181.5	175.8	182.4

Net earnings (from above)	$552	$517	$1,192	$1,073
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	102	100	201	201
Change in cumulative translation adjustment	(4)	(9)	—	(13)
Other, net	1	1	3	—
Other comprehensive income, net of tax	99	92	204	188
Comprehensive income	$651	$609	$1,396	$1,261
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$1,383	$2,541
Accounts receivable, net	4,280	3,299
Inventoried costs, net	1,039	816
Prepaid expenses and other current assets	162	200
Total current assets	6,864	6,856
Property, plant and equipment, net of accumulated depreciation of $4,965 in 2017 and $4,831 in 2016	3,802	3,588
Goodwill	12,453	12,450
Deferred tax assets	1,385	1,462
Other non-current assets	1,309	1,258
Total assets	$25,813	$25,614

Liabilities
Trade accounts payable	$1,385	$1,554
Accrued employee compensation	1,213	1,342
Advance payments and amounts in excess of costs incurred	1,340	1,471
Other current liabilities	2,248	1,263
Total current liabilities	6,186	5,630
Long-term debt, net of current portion of $862 in 2017 and $12 in 2016	6,219	7,058
Pension and other post-retirement benefit plan liabilities	6,666	6,818
Other non-current liabilities	823	849
Total liabilities	19,894	20,355

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2017—174,150,501 and 2016—175,068,263	174	175
Paid-in capital	—	—
Retained earnings	11,087	10,630
Accumulated other comprehensive loss	(5,342)	(5,546)
Total shareholders’ equity	5,919	5,259
Total liabilities and shareholders’ equity	$25,813	$25,614
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2017	2016
Operating activities
Net earnings	$1,192	$1,073
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	211	209
Stock-based compensation	42	37
Deferred income taxes	(47)	(89)
Changes in assets and liabilities:
Accounts receivable, net	(981)	(647)
Inventoried costs, net	(223)	(170)
Prepaid expenses and other assets	(25)	7
Accounts payable and other liabilities	(310)	(287)
Income taxes payable	90	225
Retiree benefits	165	209
Other, net	(46)	(23)
Net cash provided by operating activities	68	544

Investing activities
Capital expenditures	(433)	(471)
Other, net	7	2
Net cash used in investing activities	(426)	(469)

Financing activities
Common stock repurchases	(367)	(682)
Payments of long-term debt	—	(107)
Cash dividends paid	(341)	(322)
Payments of employee taxes withheld from share-based awards	(91)	(150)
Other, net	(1)	6
Net cash used in financing activities	(800)	(1,255)
Decrease in cash and cash equivalents	(1,158)	(1,180)
Cash and cash equivalents, beginning of year	2,541	2,319
Cash and cash equivalents, end of period	$1,383	$1,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30
$ in millions, except per share amounts	2017	2016
Common stock
Beginning of year	$175	$181
Common stock repurchased	(2)	(3)
Shares issued for employee stock awards and options	1	1
End of period	174	179
Paid-in capital
Beginning of year	—	—
End of period	—	—
Retained earnings
Beginning of year	10,630	10,661
Common stock repurchased	(351)	(686)
Net earnings	1,192	1,073
Dividends declared	(336)	(310)
Stock compensation	(48)	(104)
End of period	11,087	10,634
Accumulated other comprehensive loss
Beginning of year	(5,546)	(5,320)
Other comprehensive income, net of tax	204	188
End of period	(5,342)	(5,132)
Total shareholders’ equity	$5,919	$5,681
Cash dividends declared per share	$1.90	$1.70
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
These unaudited condensed consolidated financial statements are prepared in accordance with the rules of the Securities and Exchange Commission (SEC) for interim reporting. These financial statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the company’s unaudited condensed consolidated financial position, results of operations and cash flows.
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
Accounting Estimates
These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “FAS”). The preparation thereof requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of sales and expenses during the reporting period. Estimates have been prepared using the most current and best available information; however, actual results could differ materially from those estimates.
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
Contract sales may include estimated amounts not contractually agreed to or yet funded by the customer, including cost or performance incentives (such as award and incentive fees), un-priced change orders, contract claims and requests for equitable adjustment (REAs). Further, as contracts are performed, change orders can be a regular occurrence and may be un-priced until negotiated with the customer. Un-priced change orders, contract claims (including change orders unapproved as to both scope and price) and REAs are included in estimated contract sales when management believes it is probable the un-priced change order, claim and/or REA will result in additional contract revenue and the amount can be reliably estimated based on the facts and circumstances known to us at the time. Amounts recognized related to claims and REAs as of June 30, 2017 were not material individually or in aggregate.
Net Estimate-At-Completion (EAC) Adjustments - We recognize changes in estimated contract sales or costs and the resulting changes in contract operating margins using the cumulative catch-up method of accounting. This method recognizes, in current period operating margin, the cumulative effect of the changes on current and prior periods as net EAC adjustments; sales and operating margins in future periods of contract performance are recognized as if the revised estimates had been used since contract inception. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss, including an allocation of general and administrative costs, is charged against income in the period the loss is identified. Each loss provision is first offset

NORTHROP GRUMMAN CORPORATION

against costs included in unbilled accounts receivable or inventoried costs; remaining amounts are reflected in current liabilities.
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
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2017	2016	2017	2016
Operating Income	$98	$137	$213	$266
Net Earnings(1)	63	89	138	173
Diluted earnings per share(1)	0.36	0.49	0.78	0.95

(1)	Based on statutory tax rates
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	June 30, 2017	December 31, 2016
Unamortized benefit plan costs, net of tax benefit of $3,317 in 2017 and $3,439 in 2016	$(5,215)	$(5,416)
Cumulative translation adjustment	(132)	(132)
Net unrealized gain on marketable securities and cash flow hedges, net of tax	5	2
Total accumulated other comprehensive loss	$(5,342)	$(5,546)
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.3 billion and $5.6 billion as of June 30, 2017 and December 31, 2016, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the interest rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from accumulated other comprehensive loss to net earnings related to the amortization of benefit plan costs were $100 million and $199 million, net of taxes, for the three and six months ended June 30, 2017, respectively, and were $100 million and $201 million, net of taxes, for the three and six months ended June 30, 2016, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits, and are included in the computation of net periodic pension cost. See Note 8 for further information.
Reclassifications from accumulated other comprehensive loss to net earnings, relating to cumulative translation adjustments, marketable securities and effective cash flow hedges were not material for the three and six months ended June 30, 2017 and 2016.
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On March 10, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07 Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost will be eligible for asset capitalization.
We expect adoption of ASU 2017-07 to result in a change in our net FAS/CAS pension adjustment within operating income, which will be offset by a corresponding change in other, net to reflect the impact of presenting the interest cost, expected return on plan assets, and amortization of prior service credit and net actuarial loss components of net

NORTHROP GRUMMAN CORPORATION

periodic benefit costs outside of operating income. We expect to adopt ASU 2017-07 on January 1, 2018 using the retrospective method and do not anticipate a material change to our 2017 net FAS/CAS pension adjustment or other, net when they are recast to reflect the standard. We also do not expect ASU 2017-07 to have a material impact on our consolidated statements of financial position and/or cash flows.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including Accounting Standards Codification (ASC) 840 - Leases. Among other things, ASU 2016-02 requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. ASU 2016-02 will be effective January 1, 2019, although early adoption is permitted, and it is to be applied using a modified retrospective approach. We expect to adopt the standard on January 1, 2019. We are reviewing our leases to determine the effect ASU 2016-02 will have on the company’s consolidated financial position, annual results of operations and/or cash flows. We currently expect the right-of-use assets and lease liabilities recognized upon adoption will each approximate our future minimum lease payments, as disclosed in our 2016 Annual Report on Form 10-K. We do not expect ASU 2016-02 to have a material impact on our annual results of operations and/or cash flows.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. We expect to adopt the standard on January 1, 2018 and apply it retrospectively to all periods presented.
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
During the second quarter of 2017, we completed our assessment of the cumulative effect of adopting ASU 2014-09. Under the retrospective method, we expect to recognize the cumulative effect of adoption as an increase in unbilled accounts receivable, a reduction in inventoried costs and a net increase in retained earnings as of January 1, 2016. During the second quarter of 2017, we also completed our assessment of the impact of adoption on our 2016 results. We currently expect adopting ASU 2014-09 to result in an increase in revenue of approximately $200 million and a decrease in operating income of approximately $70 million for the year ended December 31, 2016. These changes principally reflect the impact of converting contracts to the cost-to-cost method of accounting as well as changes in the number of performance obligations for certain of our contracts. The impact of adopting ASU 2014-09 on our

NORTHROP GRUMMAN CORPORATION

2016 results of operations may not be indicative of the impact in future years. We will continue our evaluation of ASU 2014-09 (including how it may impact new contracts we receive as well as new or emerging interpretations of the standard) through the date of adoption.
Other accounting standards updates effective after June 30, 2017 are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 1.0 million and 1.1 million shares for the three and six months ended June 30, 2017, respectively. The dilutive effect of these securities totaled 1.4 million and 1.7 million shares for the three and six months ended June 30, 2016, respectively.
Share Repurchases
On December 4, 2014, the company’s board of directors authorized a share repurchase program of up to $3.0 billion of the company’s common stock (the “2014 Repurchase Program”). Repurchases under the 2014 Repurchase Program commenced in March 2015 and were completed in March 2016. On September 16, 2015, the company’s board of directors authorized a new share repurchase program of up to $4.0 billion of the company’s common stock (the “2015 Repurchase Program”). Repurchases under the 2015 Repurchase Program commenced in March 2016 upon completion of the company’s 2014 Repurchase Program. As of June 30, 2017, repurchases under the 2015 Repurchase Program totaled $1.6 billion; $2.4 billion remained under this share repurchase authorization. By its terms, the 2015 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Six Months Ended June 30
					2017	2016
December 4, 2014	$3,000	18.0	$166.70	March 2016	—	1.4
September 16, 2015	$4,000	7.3	$222.50		1.5	2.0

(1)	Includes commissions paid.
Dividends on Common Stock
In May 2017, the company increased the quarterly common stock dividend 11 percent to $1.00 per share from the previous amount of $0.90 per share.
In May 2016, the company increased the quarterly common stock dividend 13 percent to $0.90 per share from the previous amount of $0.80 per share.

NORTHROP GRUMMAN CORPORATION

3.    SEGMENT INFORMATION
The company is aligned in three operating sectors, which also comprise our reportable segments: Aerospace Systems, Mission Systems and Technology Services.
The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2017	2016	2017	2016
Sales
Aerospace Systems	$2,970	$2,600	$5,868	$5,174
Mission Systems	2,781	2,690	5,520	5,383
Technology Services	1,175	1,213	2,369	2,427
Intersegment eliminations	(551)	(503)	(1,115)	(1,028)
Total sales	6,375	6,000	12,642	11,956
Operating income
Aerospace Systems	315	312	627	598
Mission Systems	374	351	727	704
Technology Services	134	131	265	257
Intersegment eliminations	(70)	(63)	(140)	(127)
Total segment operating income	753	731	1,479	1,432
Net FAS/CAS pension adjustment	137	69	273	143
Unallocated corporate expenses	(34)	(3)	(63)	(36)
Other	(1)	—	(2)	(3)
Total operating income	$855	$797	$1,687	$1,536
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
4.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2017	2016	2017	2016
Federal and foreign income tax expense	$255	$213	$388	$333
Effective income tax rate	31.6%	29.2%	24.6%	23.7%
Current Quarter
The company’s effective tax rate of 31.6 percent for the three months ended June 30, 2017 was higher as compared with the same period in 2016, principally due to an increase through the second quarter of 2017 in the proportion of research and development expenditures incurred for contracts that do not qualify for purposes of the research and development tax credit and higher prior year base expenditures used to calculate the research credit.

NORTHROP GRUMMAN CORPORATION

Year to Date
The company’s effective tax rate of 24.6 percent for the six months ended June 30, 2017 was higher as compared with the same period in 2016. The company’s effective tax rate for the six months ended June 30, 2017 includes $47 million of excess tax benefits related to employee share-based compensation, a $42 million benefit recognized in connection with the Congressional Joint Committee on Taxation’s approval of the Internal Revenue Service (IRS) examination of the company’s 2012-2013 tax returns and a $22 million benefit recognized for additional research credits claimed on our prior year tax returns. The company’s effective tax rate of 23.7 percent for the six months ended June 30, 2016 included $84 million of excess tax benefits related to employee share-based compensation.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Our 2014-2015 federal tax returns are currently under IRS examination. The company believes it is reasonably possible that within the next twelve months we may resolve certain matters related to the years under examination, which may result in reductions of our unrecognized tax benefits up to $110 million and income tax expense up to $30 million.
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
The following table presents the financial assets and liabilities we record at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	June 30, 2017			December 31, 2016
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets (Liabilities)
Marketable securities
Trading	$327	$1	$328	$321	$2	$323
Available-for-sale	12	—	12	7	—	7
Derivatives	—	5	5	—	8	8
The notional value of the company’s derivative portfolio at June 30, 2017 and December 31, 2016, was $150 million and $147 million, respectively. The portion of the notional value designated as cash flow hedges at June 30, 2017 was $13 million. At December 31, 2016, no portion of the notional value was designated as a cash flow hedge. The derivative fair values and related unrealized gains/losses at June 30, 2017 and December 31, 2016, were not material.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2017.
The carrying value of cash and cash equivalents approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $7.8 billion and $7.6 billion as of June 30, 2017 and December 31, 2016, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The carrying value of long-term debt was $7.1 billion as of June 30, 2017 and December 31, 2016. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats

NORTHROP GRUMMAN CORPORATION

sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company’s lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney’s fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On December 19, 2014, the company filed a motion for partial summary judgment asking the court to dismiss the principal counterclaim referenced above. On June 29, 2015, the Court heard argument and denied that motion without prejudice to filing a later motion to dismiss. Although the ultimate outcome of these matters (“the FSS matters,” collectively), including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $34 million as of June 30, 2017), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $27 million as of June 30, 2017) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $7 million as of June 30, 2017). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $35 million as of June 30, 2017), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. At some future point, the court is expected to issue a decision on the parties’ claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
The company is a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, and other than with respect to the FSS matters discussed separately above, the company does not believe that the outcome of any matter pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2017, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and the U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s

NORTHROP GRUMMAN CORPORATION

estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2017, or its annual results of operations and/or cash flows.
Environmental Matters
The table below summarizes management’s estimate of the range of reasonably possible future costs for environmental remediation, the amount accrued within that range, and the deferred costs expected to be recoverable through overhead charges on U.S. Government contracts as of June 30, 2017 and December 31, 2016:

$ in millions	Range of Reasonably Possible Future Costs(1)	Accrued Costs(2)	Deferred Costs(3)
June 30, 2017	$389 - $782	$393	$202
December 31, 2016	379 - 774	385	195

(1)
Estimated remediation costs are not discounted to present value. The range of reasonably possible future costs does not take into consideration amounts expected to be recoverable through overhead charges on U.S. Government contracts.

(2) As of June 30, 2017, $124 million is recorded in other current liabilities and $269 million is recorded in other non-current liabilities.
(3) As of June 30, 2017, $73 million is deferred in inventoried costs and $129 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, we do not anticipate future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2017, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2017, there were $202 million of stand-by letters of credit and guarantees and $198 million of surety bonds outstanding.
Indemnifications
The company has provided indemnification for certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2017, or its annual results of operations and/or cash flows.
Operating Leases
Rental expense for operating leases for the three and six months ended June 30, 2017 was $65 million and $154 million, respectively, and was $68 million and $159 million for the three and six months ended June 30, 2016, respectively. These amounts are net of immaterial amounts of sublease rental income.
Credit Facilities
In December 2016, a subsidiary of the company entered into a two-year credit facility, with two additional one-year option periods, in an aggregate principal amount of £120 million (the equivalent of approximately $152 million as of June 30, 2017) (the “2016 Credit Agreement”). The 2016 Credit Agreement is guaranteed by the company. At June 30, 2017, there was £110 million (the equivalent of approximately $139 million as of June 30, 2017) outstanding under this facility, which bears interest at a rate of LIBOR plus 1.10 percent. All of the borrowings outstanding under this facility mature less than one year from the date of issuance, but may be renewed under the terms of the facility. Based on our intent and ability to refinance the obligations on a long-term basis, substantially all of the borrowings are classified as non-current.
The company also maintains a five-year unsecured credit facility in an aggregate principal amount of $1.6 billion that matures in July 2020. At June 30, 2017, there was no balance outstanding under this facility.
At June 30, 2017, the company was in compliance with all covenants under its credit agreements.

NORTHROP GRUMMAN CORPORATION

8.    RETIREMENT BENEFITS
The cost to the company of its retirement plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2017	2016	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$114	$111	$7	$7	$228	$223	$13	$15
Interest cost	308	321	21	23	617	642	42	47
Expected return on plan assets	(472)	(463)	(23)	(22)	(943)	(926)	(45)	(43)
Amortization of:
Prior service credit	(14)	(15)	(6)	(5)	(29)	(30)	(11)	(11)
Net loss from previous years	178	179	3	5	356	357	5	8
Net periodic benefit cost	$114	$133	$2	$8	$229	$266	$4	$16
Employer Contributions
The company sponsors defined benefit pension and post-retirement plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, including making voluntary contributions from time to time.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2017	2016	2017	2016
Defined benefit pension plans	$28	$20	$51	$47
Medical and life benefit plans	13	18	24	29
Defined contribution plans	77	71	176	158
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company's long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2017	2016
RSRs granted	0.1	0.2
RPSRs granted	0.3	0.3
Grant date aggregate fair value	$91	$88
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
Falls Church, Virginia
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
July 25, 2017

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
Global Security and Economic Environment
The following is an update of events relating to the global security and economic environment since the filing of our 2016 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (2017 Quarterly Report on Form 10-Q).
The global security and economic environment continues to be impacted by uncertainty surrounding geopolitical tensions and financial instability. During the second quarter, we continued to see global and regional security threats from state and non-state actors as well as terrorist organizations and increasingly diverse regional security concerns. Any or all of these types of events could impact the global market for defense products, services and solutions.
U.S. Political and Economic Environment
The following is an update of events relating to the U.S. political and economic environment since the filing of our 2016 Annual Report on Form 10-K and our 2017 Quarterly Report on Form 10-Q.
In March 2017, the debt ceiling was reached and the Treasury Department began taking “extraordinary measures” to finance the government. If the debt ceiling is breached, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is not making timely payments.
In May 2017, the President signed into law the FY 2017 Consolidated Appropriations Act. In total for FY 2017, Congress appropriated $524 billion in base discretionary funding for the DoD, consistent with the 2015 Bipartisan Budget Act. Congress also appropriated approximately $68 billion in Overseas Contingency Operation (OCO) funding and approximately $15 billion in additional DoD appropriations.
In May 2017, the President released his FY 2018 budget request, which seeks $575 billion for the DoD’s base budget, approximately $52 billion above the statutory caps provided for in the 2011 Budget Control Act (BCA). The President’s budget request also seeks another $65 billion in OCO funding for expeditionary needs, not capped by the BCA. It is unclear when or if an annual appropriations bill will be enacted for FY 2018 or at what levels. Failure to enact appropriations or a continuing resolution by September 30, 2017 could result in a government shutdown of unknown duration. If a prolonged government shutdown were to occur, it could result in program cancellations and/or stop work orders and could limit our ability to perform on our U.S. Government contracts and the U.S. Government’s ability to make timely payments.
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

NORTHROP GRUMMAN CORPORATION

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
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions, except per share amounts	2017	2016	Change	2017	2016	Change
Sales	$6,375	$6,000	6%	$12,642	$11,956	6%
Operating costs and expenses	5,520	5,203	6%	10,955	10,420	5%
Operating costs and expenses as a % of sales	86.6%	86.7%		86.7%	87.2%
Operating income	855	797	7%	1,687	1,536	10%
Operating margin rate	13.4%	13.3%		13.3%	12.8%
Federal and foreign income tax expense	255	213	20%	388	333	17%
Effective income tax rate	31.6%	29.2%		24.6%	23.7%
Net earnings	552	517	7%	1,192	1,073	11%
Diluted earnings per share	$3.15	$2.85	11%	$6.78	$5.88	15%
Sales
Current Quarter
Sales for the three months ended June 30, 2017 increased $375 million, or 6 percent, as compared with the same period in 2016, primarily due to higher sales at Aerospace Systems.
Year to Date
Sales for the six months ended June 30, 2017 increased $686 million, or 6 percent, as compared with the same period in 2016, primarily due to higher sales at Aerospace Systems.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail.
Operating Income
Current Quarter
Operating income for the three months ended June 30, 2017 increased $58 million, or 7 percent, as compared with the same period in 2016, primarily due to a $68 million increase in our net FAS/CAS pension adjustment and a $22 million increase in segment operating income, partially offset by a $31 million increase in unallocated corporate expenses. A slight decline in operating costs and expenses as a percentage of sales increased our operating margin rate to 13.4 percent from 13.3 percent in the prior year period. The higher operating margin rate was principally driven by the increase in our net FAS/CAS pension adjustment described above, partially offset by higher unallocated corporate expenses and a lower segment operating margin rate, as described in “Segment Operating Results.”
G&A as a percentage of sales for the three months ended June 30, 2017 was 10.4%, comparable with the prior year period.
Year to Date
Operating income for the six months ended June 30, 2017 increased $151 million, or 10 percent, as compared with the same period in 2016, primarily due to a $130 million increase in our net FAS/CAS pension adjustment and a $47 million increase in segment operating income, partially offset by a $27 million increase in unallocated corporate expenses. Lower operating costs and expenses as a percentage of sales increased our operating margin rate to 13.3 percent from 12.8 percent in the prior year period and was principally driven by the increase in our net FAS/CAS

NORTHROP GRUMMAN CORPORATION

pension adjustment described above, partially offset by higher unallocated corporate expenses and a lower segment operating margin rate, as described in “Segment Operating Results.”
G&A as a percentage of sales for the six months ended June 30, 2017 was 10.6%, comparable with the prior year period.
For further information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
Our effective tax rate for the three months ended June 30, 2017 was higher as compared with the same period in 2016, as discussed in Note 4 to the unaudited condensed consolidated financial statements.
Year to Date
Our effective tax rate for the six months ended June 30, 2017 was higher as compared with the same period in 2016, as discussed in Note 4 to the unaudited condensed consolidated financial statements.
While certain periods include discrete tax items that impact our effective tax rate, on an ongoing basis (absent the impact of discrete items and/or changes in federal tax legislation), we expect an annual effective tax rate of approximately 30 percent due principally to tax benefits associated with the manufacturing deduction and research credits.
Net Earnings
Current Quarter
Net earnings for the three months ended June 30, 2017 increased $35 million, or 7 percent, as compared with the same period in 2016, primarily due to the higher operating income described above and an increase in Other, net as a result of the gain on sale of an investment, partially offset by the higher effective tax rate described above.
Year to Date
Net earnings for the six months ended June 30, 2017 increased $119 million, or 11 percent, as compared with the same period in 2016, primarily due to the higher operating income described above and an increase in Other, net as a result of the gain on sale of an investment, partially offset by the higher effective tax rate described above.
Diluted Earnings Per Share
Current Quarter
Diluted earnings per share for the three months ended June 30, 2017 increased $0.30, or 11 percent, as compared with the same period in 2016. The increase is primarily due to the 7 percent increase in net earnings described above and a 3 percent reduction in weighted-average shares outstanding resulting from shares repurchased during 2016 and 2017.
Year to Date
Diluted earnings per share for the six months ended June 30, 2017 increased $0.90, or 15 percent, as compared with the same period in 2016. The increase is primarily due to the 11 percent increase in net earnings described above and a 4 percent reduction in weighted-average shares outstanding resulting from shares repurchased during 2016 and 2017.
SEGMENT OPERATING RESULTS
Basis of Presentation
At June 30, 2017, the company was aligned in three operating sectors, which also comprise our reportable segments: Aerospace Systems, Mission Systems, and Technology Services.
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

NORTHROP GRUMMAN CORPORATION

Segment Operating Income and Margin Rate
Segment operating income, as reconciled in the Reconciliation of Segment Operating Income to Total Operating Income section below, is a non-GAAP measure that reflects total earnings from our three segments, including allocated pension expense recognized under CAS, and excluding unallocated corporate items and FAS pension expense. This measure may be useful to investors and other users of our financial statements as a supplemental measure in evaluating the financial performance and operational trends of our sectors. This measure may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with U.S. GAAP.

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2017	2016	Change	2017	2016	Change
Segment operating income	$753	$731	3%	$1,479	$1,432	3%
Segment operating margin rate	11.8%	12.2%		11.7%	12.0%
Current Quarter
Segment operating income for the three months ended June 30, 2017 increased $22 million, or 3 percent, as compared with the same period in 2016. Second quarter 2017 segment operating income includes $54 million recognized to date in connection with a claim related to certain costs incurred in prior years (the “Cost Claim”). Higher sales volume was partially offset by a lower segment operating margin rate. Segment operating margin rate decreased due to a lower segment margin rate at Aerospace Systems, partially offset by higher segment margin rates at Mission Systems and Technology Services.
Year to Date
Segment operating income for the six months ended June 30, 2017 increased $47 million, or 3 percent, as compared with the same period in 2016, and includes higher operating income at all three sectors principally due to the Cost Claim. Higher sales volume was partially offset by a lower segment operating margin rate. Segment operating margin rate decreased principally due to a lower segment margin rate at Aerospace Systems, partially offset by a higher segment margin rate at Technology Services.
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

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2017	2016	2017	2016
Segment operating income	$753	$731	$1,479	$1,432
CAS pension expense	251	202	502	409
Less: FAS pension expense	(114)	(133)	(229)	(266)
Net FAS/CAS pension adjustment	137	69	273	143
Unallocated corporate expenses	(34)	(3)	(63)	(36)
Other	(1)	—	(2)	(3)
Total operating income	$855	$797	$1,687	$1,536
The increase in net FAS/CAS pension adjustment for the three and six months ended June 30, 2017, as compared with the same periods in 2016, is due to higher CAS expense and lower FAS expense than in the prior year period. The increase in CAS expense relates to the continued phase-in of CAS harmonization, partially offset by a change in our mortality assumption as of December 31, 2016. The reduction in FAS expense was driven by our year-end 2016 FAS pension assumptions, including the noted change in our mortality assumption offset by a lower discount rate.
Unallocated corporate expenses increased for the three and six months ended June 30, 2017, as compared with the same periods in 2016, primarily due to the completion of our 2016 overhead cost submission. In addition, the prior year period benefited from a reduction in provisions for overhead costs.

NORTHROP GRUMMAN CORPORATION

Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2017	2016	2017	2016
Favorable EAC adjustments	$153	$199	$313	$399
Unfavorable EAC adjustments	(55)	(62)	(100)	(133)
Net EAC adjustments	$98	$137	$213	$266
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2017	2016	2017	2016
Aerospace Systems	$61	$83	$115	$142
Mission Systems	24	45	72	100
Technology Services	15	16	33	37
Eliminations	(2)	(7)	(7)	(13)
Net EAC adjustments	$98	$137	$213	$266
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.
AEROSPACE SYSTEMS

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2017	2016	Change	2017	2016	Change
Sales	$2,970	$2,600	14%	$5,868	$5,174	13%
Operating income	315	312	1%	627	598	5%
Operating margin rate	10.6%	12.0%		10.7%	11.6%
Current Quarter
Aerospace Systems sales for the three months ended June 30, 2017 increased $370 million, or 14 percent, as compared with the same period in 2016, primarily due to higher volume on Manned Aircraft programs. Higher Manned Aircraft sales were driven by higher restricted and E-2D Advanced Hawkeye volume. Autonomous Systems sales increased and reflect higher volume for several programs, including Triton, partially offset by lower NATO Alliance Ground Surveillance (AGS) volume. Space sales increased and include higher restricted sales and lower volume on the Advanced Extremely High Frequency (AEHF) program.
Operating income for the three months ended June 30, 2017 increased $3 million, or 1 percent, primarily due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 10.6 percent from 12.0 percent principally due to changes in contract mix on Manned Aircraft programs and the timing of risk reductions on Space programs.
Year to Date
Aerospace Systems sales for the six months ended June 30, 2017 increased $694 million, or 13 percent, as compared with the same period in 2016, primarily due to higher volume on Manned Aircraft programs. Higher Manned Aircraft sales were driven by higher restricted sales, increased F-35 deliveries and higher E-2D Advanced Hawkeye volume. Autonomous Systems sales increased and reflect higher volume for several programs, including Triton, partially offset by lower NATO AGS volume. Space sales increased and include higher restricted sales and lower volume on the AEHF program.

NORTHROP GRUMMAN CORPORATION

Operating income for the six months ended June 30, 2017 increased $29 million, or 5 percent, primarily due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 10.7 percent from 11.6 percent principally due to changes in contract mix on Manned Aircraft programs and the timing of risk reductions on Space programs, partially offset by improved performance on Autonomous Systems programs.
MISSION SYSTEMS

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2017	2016	Change	2017	2016	Change
Sales	$2,781	$2,690	3%	$5,520	$5,383	3%
Operating income	374	351	7%	727	704	3%
Operating margin rate	13.4%	13.0%		13.2%	13.1%
Current Quarter
Mission Systems sales for the three months ended June 30, 2017 increased $91 million, or 3 percent, as compared with the same period in 2016, due to higher Sensors and Processing volume, partially offset by lower Cyber and ISR and Advanced Capabilities volume. Sensors and Processing sales increased primarily due to higher volume on combat avionics programs, including increased F-35 volume, and on communications programs, partially offset by lower volume on international radar programs. Cyber and ISR sales decreased principally due to lower restricted volume. Advanced Capabilities sales decreased primarily due to lower volume on navigation and maritime systems programs.
Operating income for the three months ended June 30, 2017 increased $23 million, or 7 percent, and operating margin rate increased to 13.4 percent from 13.0 percent primarily due to $32 million recognized in connection with the Cost Claim, partially offset by lower performance in Advanced Capabilities due to a provision for cost reduction initiatives.
Year to Date
Mission Systems sales for the six months ended June 30, 2017 increased $137 million, or 3 percent, as compared with the same period in 2016, primarily due to higher Sensors and Processing volume, partially offset by lower Advanced Capabilities volume. Sensors and Processing sales increased primarily due to higher volume on combat avionics programs, including increased F-35 volume, and on communications programs, partially offset by lower volume on international radar programs. Advanced Capabilities sales decreased primarily due to lower volume on navigation and maritime systems programs. Cyber and ISR sales were comparable to the prior year.
Operating income for the six months ended June 30, 2017 increased $23 million, or 3 percent, primarily due to the Cost Claim. Operating margin rate was comparable with the prior year period and reflects the cost claim described above and improved performance on Cyber and ISR programs, partially offset by lower performance on Advanced Capabilities programs.
TECHNOLOGY SERVICES

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2017	2016	Change	2017	2016	Change
Sales	$1,175	$1,213	(3)%	$2,369	$2,427	(2)%
Operating income	134	131	2%	265	257	3%
Operating margin rate	11.4%	10.8%		11.2%	10.6%
Current Quarter
Technology Services sales for the three months ended June 30, 2017 decreased $38 million, or 3 percent, as compared with the same period in 2016, due to lower volume across the sector. System Modernization and Services and Advanced Defense Services sales decreased principally due to the completion of several programs in 2016. Global Logistics and Modernization sales declined primarily due to lower volume on the KC-10 program as our contract nears completion.

NORTHROP GRUMMAN CORPORATION

Operating income for the three months ended June 30, 2017 increased $3 million, or 2 percent, and operating margin rate increased to 11.4 percent from 10.8 percent primarily due to the Cost Claim and improved performance on Advanced Defense Services and System Modernization and Services programs.
Year to Date
Technology Services sales for the six months ended June 30, 2017 decreased $58 million, or 2 percent, as compared with the same period in 2016, primarily due to lower volume across the sector. System Modernization and Services and Advanced Defense Services sales decreased principally due to the completion of several programs in 2016. Global Logistics and Modernization sales declined primarily due to lower volume on the KC-10 program as our contract nears completion, partially offset by higher international volume.
Operating income for the six months ended June 30, 2017 increased $8 million, or 3 percent, and operating margin rate increased to 11.2 percent from 10.6 percent primarily due to improved performance across the sector.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2017		2016		2017		2016
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,429	$2,173	$2,123	$1,855	$4,811	$4,289	$4,214	$3,706
Service	541	482	477	433	1,057	952	960	870
Mission Systems
Product	1,677	1,440	1,575	1,343	3,328	2,863	3,113	2,687
Service	1,104	967	1,115	996	2,192	1,930	2,270	1,992
Technology Services
Product	92	85	83	77	173	159	163	148
Service	1,083	956	1,130	1,005	2,196	1,945	2,264	2,022
Segment Totals
Total Product	$4,198	$3,698	$3,781	$3,275	$8,312	$7,311	$7,490	$6,541
Total Service	2,728	2,405	2,722	2,434	5,445	4,827	5,494	4,884
Intersegment eliminations	(551)	(481)	(503)	(440)	(1,115)	(975)	(1,028)	(901)
Total segment(1)	$6,375	$5,622	$6,000	$5,269	$12,642	$11,163	$11,956	$10,524

(1)	A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Product sales for the three months ended June 30, 2017 increased $417 million, or 11 percent, as compared with the same period in 2016, primarily due to higher product sales at Aerospace Systems and Mission Systems. Higher Aerospace Systems product sales were primarily driven by higher restricted and Triton volume, partially offset by lower NATO AGS volume. The increase at Mission Systems was principally due to higher product volume on combat avionics programs, including increased F-35 volume, and on communications programs, partially offset by lower volume on international radar programs.
Product costs for the three months ended June 30, 2017 increased $423 million, or 13 percent, as compared with the same period in 2016. The increase was consistent with the higher product sales described above and reflects a lower product margin rate at Aerospace Systems due to changes in contract mix.
Year to Date
Product sales for the six months ended June 30, 2017 increased $822 million, or 11 percent, as compared with the same period in 2016, primarily due to higher product sales at Aerospace Systems and Mission Systems. Higher Aerospace Systems product sales were primarily driven by higher restricted and Triton volume and increased F-35

NORTHROP GRUMMAN CORPORATION

deliveries, partially offset by lower NATO AGS volume. The increase at Mission Systems was principally due to higher product volume on combat avionics programs, including increased F-35 volume, and on communications programs, partially offset by lower volume on international radar programs.
Product costs for the six months ended June 30, 2017 increased $770 million, or 12 percent, as compared with the same period in 2016. The increase was consistent with the higher product sales described above and reflects a lower product margin rate at Aerospace Systems due to changes in contract mix.
Service Sales and Costs
Current Quarter
Service sales for the three months ended June 30, 2017 were comparable with the same period in 2016, and reflect higher service sales on Autonomous Systems programs at Aerospace Systems, partially offset by lower service volume on the KC-10 program at Technology Services.
Service costs for the three months ended June 30, 2017 decreased $29 million, or 1 percent, as compared with the same period in 2016. The decrease was consistent with the lower service sales at Technology Services described above and a higher service margin rate at Mission Systems.
Year to Date
Service sales for the six months ended June 30, 2017 decreased $49 million, or 1 percent as compared with the same period in 2016. The decrease was primarily driven by lower volume on several Cyber and ISR service programs at Mission Systems and lower service volume on the KC-10 program at Technology Services, partially offset by an increase in service sales on several Autonomous Systems and Manned Aircraft programs at Aerospace Systems.
Service costs for the six months ended June 30, 2017 decreased $57 million, or 1 percent, as compared with the same period in 2016, consistent with the change in service sales above.
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
During the six months ended June 30, 2017, the company’s total backlog declined modestly.
OTHER
On July 18, 2017, the Armed Services Board of Contract Appeals made public its decision that the government improperly required Northrop Grumman to treat $253 million of its post-retirement benefit costs as unallowable for government contract cost accounting purposes. The decision, if upheld on any potential appeal, would only apply to certain contracts spanning a 20-year period.
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

NORTHROP GRUMMAN CORPORATION

Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Six Months Ended June 30
$ in millions	2017	2016
Net earnings	$1,192	$1,073
Non-cash items(1)	206	157
Changes in assets and liabilities:
Trade working capital	(1,449)	(872)
Retiree benefits	165	209
Other, net	(46)	(23)
Net cash provided by operating activities	$68	$544

(1)	Includes depreciation and amortization, stock based compensation expense and deferred income taxes.
Net cash provided by operating activities for the six months ended June 30, 2017 decreased $476 million, as compared with the same period in 2016. Higher earnings were more than offset by an increase in trade working capital principally due to an increase in accounts receivable and a decrease in accounts payable and other liabilities.
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
The table below reconciles cash provided by operating activities to free cash flow:

	Six Months Ended June 30
$ in millions	2017	2016
Net cash provided by operating activities	$68	$544
Less: capital expenditures	(433)	(471)
Free cash flow	$(365)	$73
Free cash flow for the six months ended June 30, 2017 decreased $438 million, as compared with the same period in 2016, principally due to the decrease in net cash provided by operating activities described above.
Investing Cash Flow
Net cash used in investing activities for the six months ended June 30, 2017 decreased to $426 million from $469 million in the prior year period principally due to lower capital expenditures.
Financing Cash Flow
Net cash used in financing activities for the six months ended June 30, 2017 decreased to $800 million from $1.3 billion in the prior year period primarily due to lower share repurchases during 2017 and a debt repayment of $107 million in the first quarter of 2016.
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
Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2016 Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (SEC). They include:

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

NORTHROP GRUMMAN CORPORATION

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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2017, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2017, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2016 Annual Report on Form 10-K, and updated that information in Note 6 to the unaudited condensed consolidated financial statements.
We are a party to various investigations, lawsuits, claims and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in fines; penalties; compensatory, treble or other damages; or non-monetary relief. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment could have a material adverse effect on the company because of our reliance on government contracts and authorizations. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2016 Annual Report on Form 10-K, as updated by Note 6 to the unaudited condensed consolidated financial statements in this report, we do not believe that the outcome of any matter currently pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2017, its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see “Risk Factors” in our 2016 Annual Report on Form 10-K.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2016 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
April 1, 2017 - April 28, 2017	127,005	$241.13	127,005	$2,473
April 29, 2017 - May 26, 2017	274,569	248.08	274,569	2,404
May 27, 2017 - June 30, 2017	148,121	256.87	148,121	2,366
Total	549,695	$248.84	549,695	$2,366

(1)	Includes commissions paid.
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

*+10.1	Non-Employee Director Compensation Term Sheet, effective May 17, 2017

*+10.2	Grant Certificate Specifying the Terms and Conditions Applicable to 2017 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Wesley G. Bush pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Kenneth L. Bedingfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Wesley G. Bush pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth L. Bedingfield pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: July 25, 2017