Form 10-Q
period 2018-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2018-04-25
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
As of April 20, 2018, 174,384,166 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2018	2017
Sales
Product	$4,289	$3,997
Service	2,446	2,413
Total sales	6,735	6,410
Operating costs and expenses
Product	3,265	2,983
Service	1,905	1,867
General and administrative expenses	711	698
Operating income	854	862
Other income (expense)
Interest expense	(143)	(75)
Net FAS (non-service) pension benefit (expense)	120	(18)
Other, net	40	19
Earnings before income taxes	871	788
Federal and foreign income tax expense	132	138
Net earnings	$739	$650

Basic earnings per share	$4.24	$3.72
Weighted-average common shares outstanding, in millions	174.3	174.8
Diluted earnings per share	$4.21	$3.69
Weighted-average diluted shares outstanding, in millions	175.4	176.1

Net earnings (from above)	$739	$650
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	86	99
Change in cumulative translation adjustment	(2)	4
Other, net	(1)	2
Other comprehensive income, net of tax	83	105
Comprehensive income	$822	$755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$10,369	$11,225
Accounts receivable, net	1,241	1,054
Unbilled receivables, net	3,869	3,465
Inventoried costs, net	435	398
Prepaid expenses and other current assets	243	445
Total current assets	16,157	16,587
Property, plant and equipment, net of accumulated depreciation of $5,119 for 2018 and $5,066 for 2017	4,285	4,225
Goodwill	12,455	12,455
Deferred tax assets	474	447
Other non-current assets	1,424	1,414
Total assets	$34,795	$35,128

Liabilities
Trade accounts payable	$1,395	$1,661
Accrued employee compensation	1,204	1,382
Advance payments and amounts in excess of costs incurred	1,479	1,761
Other current liabilities	2,337	2,288
Total current liabilities	6,415	7,092
Long-term debt, net of current portion of $868 for 2018 and $867 for 2017	14,392	14,399
Pension and other post-retirement benefit plan liabilities	5,362	5,511
Other non-current liabilities	946	994
Total liabilities	27,115	27,996

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2018—174,382,256 and 2017—174,085,619	174	174
Paid-in capital	—	44
Retained earnings	13,205	11,632
Accumulated other comprehensive loss	(5,699)	(4,718)
Total shareholders’ equity	7,680	7,132
Total liabilities and shareholders’ equity	$34,795	$35,128
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2018	2017
Operating activities
Net earnings	$739	$650
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	122	104
Stock-based compensation	19	17
Deferred income taxes	(55)	(9)
Changes in assets and liabilities:
Accounts receivable, net	(187)	(317)
Unbilled receivables, net	(404)	(665)
Inventoried costs, net	(37)	(27)
Prepaid expenses and other assets	13	(53)
Accounts payable and other liabilities	(590)	(357)
Income taxes payable, net	197	152
Retiree benefits	(56)	86
Other, net	2	(20)
Net cash used in operating activities	(237)	(439)

Investing activities
Capital expenditures	(305)	(216)
Other, net	(2)	2
Net cash used in investing activities	(307)	(214)

Financing activities
Common stock repurchases	—	(229)
Cash dividends paid	(198)	(166)
Payments of employee taxes withheld from share-based awards	(79)	(90)
Net (payments to) proceeds from credit facilities	(14)	—
Other, net	(21)	—
Net cash used in financing activities	(312)	(485)
Decrease in cash and cash equivalents	(856)	(1,138)
Cash and cash equivalents, beginning of year	11,225	2,541
Cash and cash equivalents, end of period	$10,369	$1,403
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2018	2017
Common stock
Beginning of year	$174	$175
Common stock repurchased	—	(1)
Shares issued for employee stock awards and options	—	1
End of period	174	175
Paid-in capital
Beginning of year	44	—
Stock compensation	(44)	—
End of period	—	—
Retained earnings
Beginning of year	11,632	10,734
Impact from adoption of ASU 2018-02 and ASU 2016-01 (See Note 1)	1,064	—
Common stock repurchased	—	(215)
Net earnings	739	650
Dividends declared	(195)	(159)
Stock compensation	(35)	(72)
End of period	13,205	10,938
Accumulated other comprehensive loss
Beginning of year	(4,718)	(5,546)
Impact from adoption of ASU 2018-02 and ASU 2016-01 (See Note 1)	(1,064)	—
Other comprehensive income, net of tax	83	105
End of period	(5,699)	(5,441)
Total shareholders’ equity	$7,680	$5,672
Cash dividends declared per share	$1.10	$0.90
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.    BASIS OF PRESENTATION
Principles of Consolidation and Reporting
These unaudited condensed consolidated financial statements (the “financial statements”) include the accounts of Northrop Grumman Corporation and its subsidiaries and joint ventures or other investments for which we consolidate the financial results (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”). Material intercompany accounts, transactions and profits are eliminated in consolidation. Investments in equity securities and joint ventures where the company has significant influence, but not control, are accounted for using the equity method.
The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “FAS”) and in accordance with the rules of the Securities and Exchange Commission (SEC) for interim reporting. The financial statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the company’s unaudited condensed consolidated financial position, results of operations and cash flows.
The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K).
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
As previously announced, effective January 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and Accounting Standards Update (ASU) No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, using the full retrospective method. The adoption of these standards are reflected in the amounts and disclosures set forth in this Form 10-Q and the effect of these standards on the company’s unaudited condensed consolidated statement of earnings and comprehensive income for the three months ended March 31, 2017 and unaudited condensed consolidated statement of financial position as of December 31, 2017 is reflected in Note 11.
Accounting Estimates
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
Revenue Recognition
The majority of our sales are derived from long-term contracts with the U.S. Government for the production of goods, the provision of services, or a combination of both. The company classifies sales as product or service based on the predominant attributes of each contract.
Under ASC Topic 606, the company recognizes revenue for each separately identifiable performance obligation in a contract representing a promise to transfer a distinct good or service to a customer. In most cases, goods and services provided under the company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the company provides multiple distinct goods or services to a customer, most commonly when a contract covers multiple phases of the product lifecycle (development, production, maintenance and/or support). In those cases, the company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using the cost plus a reasonable margin approach of ASC Topic 606. Warranties are provided on certain contracts, but do not typically provide for services beyond standard assurances and are therefore not within the scope of ASC Topic 606. Likewise, our

NORTHROP GRUMMAN CORPORATION

accounting for costs to obtain or fulfill a contract was not significantly impacted by the adoption of ASC Topic 606 as these costs are not material.
A contract modification exists when the parties to a contract approve a change in the scope or price of a contract. Contracts are often modified for changes in contract specifications or requirements. Most of the company’s contract modifications are for goods or services that are not distinct in the context of the contract and are therefore accounted for as part of the original performance obligation through a cumulative estimate-at-completion (EAC) adjustment.
The company recognizes revenue as control is transferred to the customer, either over time or at a point in time. In general, our U.S. government contracts contain termination for convenience clauses that generally entitle the customer to goods produced and/or in-process. Similarly, our non-U.S. government contracts generally contain contractual termination clauses or entitle the company to payment for work performed to date for goods and services that do not have an alternative use. As control is effectively transferred as we perform on our contracts and we are typically entitled to cost plus a reasonable margin for work in process if the contract is terminated, we generally recognize revenue over time on a cost-to-cost basis (cost incurred relative to total cost estimated at completion) as the company believes this represents the most appropriate measurement towards satisfaction of its performance obligations. Revenue for contracts in which the control of goods produced does not transfer until delivery to the customer is recognized at a point in time (i.e. typically upon delivery).
Contract Estimates
Use of the cost-to-cost method requires us to make reasonably dependable estimates regarding the revenue and cost associated with the design, manufacture and delivery of our products and services. The company estimates profit on these contracts as the difference between total estimated sales and total estimated cost at completion and recognizes that profit as costs are incurred. Significant judgment is used to estimate total revenue and cost at completion.
Contract sales may include estimates of variable consideration, including cost or performance incentives (such as award and incentive fees), contract claims and requests for equitable adjustment (REAs). Variable consideration is included in total estimated sales to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration at the most likely amount to which we expect to be entitled.
We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis. Cumulative EAC adjustments represent the cumulative effect of the changes on current and prior periods; sales and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. If it is determined that a loss is expected to result on an individual performance obligation, the entire amount of the estimable future loss, including an allocation of general and administrative (G&A) costs, is charged against income in the period the loss is identified. Each loss provision is first offset against costs included in unbilled accounts receivable or inventoried costs; remaining amounts are reflected in current liabilities.
Significant EAC adjustments on a single contract could have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No discrete event or adjustments to an individual contract were material to the financial statements during the three months ended March 31, 2018 and 2017.
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended March 31
$ in millions, except per share data	2018	2017
Operating Income	$116	$141
Net Earnings(1)	92	92
Diluted earnings per share(1)	0.52	0.52

(1)	Based on statutory tax rates in effect for each period presented.
Revenue recognized from performance obligations satisfied in previous reporting periods was $133 million and $145 million for the three months ended March 31, 2018 and 2017, respectively.
Backlog
Backlog represents the future sales we expect to recognize on firm orders received by the company and is equivalent to the company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options

NORTHROP GRUMMAN CORPORATION

and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded.
Company backlog as of March 31, 2018 was $42.3 billion. We expect to recognize approximately 50 percent and 75 percent of our March 31, 2018 backlog as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Fixed-price contracts are typically billed to the customer either using progress payments, whereby amounts are billed monthly as costs are incurred or work is completed, or performance based payments, which are based upon the achievement of specific, measurable events or accomplishments defined and valued at contract inception. Cost-type contracts are typically billed to the customer on a monthly or semi-monthly basis.
Contract assets consist of unbilled receivables, primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Unbilled receivables are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long-cycle nature of many of our contracts. Accumulated contract costs in unbilled receivables include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, allowable G&A. Unbilled receivables also include certain estimates of variable consideration described above. These contract assets are not considered a significant financing component of the company’s contracts as the payment terms are intended to protect the customer in the event the company does not perform on its obligations under the contract.
Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of the company’s obligations on the contract. These amounts are recorded as contract liabilities until such obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.
Net contract assets (liabilities) are as follows:

$ in millions	March 31, 2018	December 31, 2017	$ Change	% Change
Unbilled receivables, net	$3,869	$3,465	$404	12%
Advance payments and amounts in excess of costs incurred	(1,479)	(1,761)	282	(16)%
Net contract assets (liabilities)	$2,390	$1,704	$686	40%
The amount of revenue recognized for the three months ended March 31, 2018 and 2017 that was included in the opening contract liability balances was $706 million and $578 million, respectively.
The change in the balances of the company’s contract assets and liabilities primarily results from timing differences between company performance and customer payments. The increase in net contract assets during the three months ended March 31, 2018, is principally due to higher sales on restricted programs and the timing of collections on certain Manned Aircraft programs at Aerospace Systems.
Disaggregation of Revenue
See Note 10 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

NORTHROP GRUMMAN CORPORATION

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	March 31, 2018	December 31, 2017
Unamortized benefit plan costs, net of tax benefit of $1,968 for 2018 and $3,056 for 2017	$(5,560)	$(4,586)
Cumulative translation adjustment	(138)	(136)
Other, net	(1)	4
Total accumulated other comprehensive loss	$(5,699)	$(4,718)
Unamortized benefit plan costs as of March 31, 2018 reflect a reclassification from accumulated other comprehensive loss to retained earnings of $1.1 billion of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”). This reclassification resulted from the company’s early adoption of ASU 2018-02 on January 1, 2018. See “Accounting Standards Updates” below for more information.
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.7 billion and $4.7 billion as of March 31, 2018 and December 31, 2017, respectively. Net actuarial gains or losses are re-determined annually or upon remeasurement events and principally arise from changes in the interest rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from accumulated other comprehensive loss to net earnings related to the amortization of benefit plan costs were $86 million and $99 million, net of taxes, for the three months ended March 31, 2018 and 2017, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits, and are included in the computation of net periodic pension cost. See Note 8 for further information.
Reclassifications from accumulated other comprehensive loss to net earnings relating to cumulative translation adjustments and effective cash flow hedges were not material for the three months ended March 31, 2018 and 2017.
Related Party Transactions
The company had no material related party transactions in any period presented.
Accounting Standards Updates
On February 14, 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows companies to reclassify stranded tax effects resulting from the 2017 Tax Act from accumulated other comprehensive income to retained earnings. As described above, the company elected to early adopt ASU 2018-02 on January 1, 2018, which resulted in a reclassification of $1.1 billion of stranded tax effects, principally related to our unamortized benefit plan costs, from accumulated other comprehensive loss to retained earnings. This reclassification included $73 million of other income tax effects related to a reduction in the federal benefit associated with state taxes. Adoption of ASU 2018-02 did not have a material impact on the company’s results of operations and/or cash flows.
On March 10, 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost is eligible for asset capitalization. We adopted ASU 2017-07 on January 1, 2018 using the retrospective method. See Note 11 for information regarding the effect of adopting ASU 2017-07 on our unaudited condensed consolidated statement of earnings and comprehensive income for the three months ended March 31, 2017. Adoption of ASU 2017-07 did not have a material impact on our consolidated statements of financial position and/or cash flows.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC 840 - Leases. Among other things, ASU 2016-02 requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. ASU 2016-02 will be effective January 1, 2019, although early adoption is permitted, and may be adopted using a modified retrospective transition method that applies the new lease requirements at the beginning of the earliest period presented in the financial statements. The

NORTHROP GRUMMAN CORPORATION

FASB has proposed a change that would allow a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. We expect to adopt the standard on January 1, 2019 using the proposed optional transition method if finalized in its current form. We are reviewing our leases to determine the effect ASU 2016-02 will have on the company’s consolidated financial position, annual results of operations and/or cash flows. We currently expect the right-of-use assets and lease liabilities recognized upon adoption will each approximate our future minimum lease payments, as disclosed in our Annual Reports on Form 10-K. We do not expect ASU 2016-02 to have a material impact on our annual results of operations and/or cash flows.
On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments that are not accounted for under the equity method of accounting or that do not result in consolidation of the investee to be measured at fair value with changes recognized in net earnings. ASU 2016-01 also eliminates the available-for-sale classification for equity investments that recognized changes in fair value as a component of other comprehensive income. We adopted ASU 2016-01 on January 1, 2018 using the modified retrospective method, which resulted in a $4 million (net of tax) cumulative-effect adjustment from accumulated other comprehensive loss to retained earnings. Adoption of ASU 2016-01 did not have a material impact on our results of operations and/or cash flows.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes previous revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. The primary impact of the adoption of ASC Topic 606 was that, in most cases, the accounting for those contracts where we previously recognized revenue as units were delivered changed under ASC Topic 606 such that we now recognize revenue as costs are incurred. In addition, for certain of our contracts, there is a change in the number of performance obligations under ASC Topic 606, which has altered the timing of revenue and margin recognition.
We adopted ASC Topic 606 on January 1, 2018 using the full retrospective method. We applied the transition practical expedient related to remaining performance obligations for reporting periods presented before the date of initial application. No other practical expedients were applied. The cumulative effect of adopting ASC Topic 606 was a $148 million increase to retained earnings at January 1, 2016. See Note 11 for information regarding the effect of adopting ASC Topic 606 on our unaudited condensed consolidated statement of earnings and comprehensive income for the three months ended March 31, 2017 and unaudited condensed consolidated statement of financial position as of December 31, 2017.
Other accounting standards updates issued, but not effective until after March 31, 2018, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    PENDING ACQUISITION OF ORBITAL ATK
On September 17, 2017, the company entered into a definitive merger agreement to acquire all of the outstanding shares of Orbital ATK, Inc. (Orbital ATK) for approximately $7.8 billion in cash, plus the assumption of approximately $1.4 billion in net debt (the “Orbital ATK Acquisition”). Under the terms of the merger agreement, Orbital ATK shareholders are to receive all-cash consideration of $134.50 per share. We expect to fund the Orbital ATK Acquisition with the proceeds from our debt financing completed in October 2017 and cash on hand. On November 29, 2017, Orbital ATK shareholders approved the proposed Orbital ATK Acquisition. On February 12, 2018, the European Commission approved the proposed Orbital ATK Acquisition. We currently expect the transaction to close in the first half of 2018, after receiving regulatory approvals. Upon completion of the Orbital ATK Acquisition, we plan to establish Orbital ATK as a new, fourth business sector named Northrop Grumman Innovation Systems.
3.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.

NORTHROP GRUMMAN CORPORATION

Diluted Earnings Per Share
Diluted earnings per share primarily include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 1.1 million shares and 1.3 million shares for the three months ended March 31, 2018 and 2017, respectively.
Share Repurchases
On September 16, 2015, the company’s board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock (the “2015 Repurchase Program”). Repurchases under the 2015 Repurchase Program commenced in March 2016. As of March 31, 2018, repurchases under the 2015 Repurchase Program totaled $1.7 billion; $2.3 billion remained under this share repurchase authorization. By its terms, the 2015 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Three Months Ended March 31
					2018	2017
September 16, 2015	$4,000	7.4	$222.93		—	0.9

(1)	Includes commissions paid.
Dividends on Common Stock
In January 2018, the company increased the quarterly common stock dividend 10 percent to $1.10 per share from the previous amount of $1.00 per share.
In May 2017, the company increased the quarterly common stock dividend 11 percent to $1.00 per share from the previous amount of $0.90 per share.
4.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2018	2017
Federal and foreign income tax expense	$132	$138
Effective income tax rate	15.2%	17.5%
The company’s effective tax rate of 15.2 percent for the three months ended March 31, 2018 was lower as compared with the same period in 2017 principally due to the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent as a result of the 2017 Tax Act. Both periods reflect comparable tax benefits associated with research credits. In addition, the company’s effective tax rate for the three months ended March 31, 2018 includes $26 million of excess tax benefits related to employee share-based compensation. The company’s effective tax rate for the three months ended March 31, 2017 included $47 million of excess tax benefits related to employee share-based compensation, a $42 million benefit recognized in connection with the Congressional Joint Committee on Taxation’s approval of the Internal Revenue Service (IRS) examination of the company’s 2012-2013 tax returns, a $22 million benefit recognized for additional research credits claimed on our prior year tax returns and $15 million of domestic manufacturing deductions.
In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act includes a number of changes to previous U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The company recognized the income tax effects of the 2017 Tax Act in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. During the three months ended March

NORTHROP GRUMMAN CORPORATION

31, 2018, the company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act as the company is continuing to collect the information necessary to complete those calculations.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Our 2014-2015 federal tax returns and our refund claims related to our 2007-2011 federal tax returns are currently under IRS examination. The company believes it is reasonably possible that within the next twelve months we may resolve certain matters related to the examination of the 2014-2015 tax years, which may result in reductions of our unrecognized tax benefits up to $115 million and income tax expense up to $30 million.
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
The following table presents the financial assets and liabilities we record at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	March 31, 2018			December 31, 2017
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets (Liabilities)
Marketable securities	$347	$1	$348	$352	$1	$353
Derivatives	—	1	1	—	—	—
The notional value of the company’s derivative portfolio at March 31, 2018 and December 31, 2017, was $83 million and $89 million, respectively. The portion of notional value designated as a cash flow hedge at March 31, 2018 and December 31, 2017 was $7 million and $8 million, respectively. The derivative fair values and related unrealized gains/losses at March 31, 2018 and December 31, 2017 were not material.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2018.
The carrying value of cash and cash equivalents approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $15.4 billion and $16.0 billion as of March 31, 2018 and December 31, 2017, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The carrying value of long-term debt was $15.3 billion as of March 31, 2018 and December 31, 2017. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company’s lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as

NORTHROP GRUMMAN CORPORATION

early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney’s fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On December 19, 2014, the company filed a motion for partial summary judgment asking the court to dismiss the principal counterclaim referenced above. On June 29, 2015, the Court heard argument and denied that motion without prejudice to filing a later motion to dismiss. On February 16, 2018, both the company and the United States filed motions to dismiss many of the claims and counterclaims in whole or in part. The United States also filed a motion seeking to amend its answer and counterclaim, including to reduce its counterclaim to approximately $193 million. Although the ultimate outcome of these matters (“the FSS matters,” collectively), including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $34 million as of March 31, 2018), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $27 million as of March 31, 2018) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $7 million as of March 31, 2018). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $38 million as of March 31, 2018), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. At some future point, the court is expected to issue a decision on the parties’ claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
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
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, we have worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. We have incurred, and expect to continue to incur, as included in Note 7, substantial remediation costs related to these environmental conditions. The remediation standards or requirements to which we are subject may change and costs may increase materially. The State of New York has notified us that it intends to seek to impose additional remedial requirements and, among other things, is evaluating natural resource damages. In addition, we are and may become a party to various legal proceedings and disputes related to remediation and/or alleged environmental impacts in Bethpage, including with federal and state entities, local municipalities and water districts, insurance carriers and class action plaintiffs. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages (including natural resource damages), determinations on allocation, allowability and coverage, and non-

NORTHROP GRUMMAN CORPORATION

monetary relief. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.
The company is a party to various other investigations, lawsuits, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2018, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. Government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. Government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2018, or its annual results of operations and/or cash flows.
Environmental Matters
The table below summarizes management’s estimate of the range of reasonably possible future costs for environmental remediation, the amount accrued within that range, and the deferred costs expected to be recoverable through overhead charges on U.S. Government contracts as of March 31, 2018 and December 31, 2017:

$ in millions	Range of Reasonably Possible Future Costs(1)	Accrued Costs(2)	Deferred Costs(3)
March 31, 2018	$410 - $789	$416	$211
December 31, 2017	405 - 792	410	207

(1)
Estimated remediation costs are not discounted to present value. The range of reasonably possible future costs does not take into consideration amounts expected to be recoverable through overhead charges on U.S. Government contracts.

(2) As of March 31, 2018, $151 million is recorded in other current liabilities and $265 million is recorded in other non-current liabilities.
(3) As of March 31, 2018, $79 million is deferred in prepaid expenses and other current assets and $132 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2018, or its annual results of operations and/or cash flows. With respect to Bethpage, as described in Note 6, we cannot at this time estimate the range of reasonably possible additional future costs that could result from potential changes to remediation standards or requirements to which we are subject.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2018, there were $192 million of stand-by letters of credit and guarantees and $196 million of surety bonds outstanding.
Indemnifications
The company has provided indemnification for certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2018, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

Operating Leases
Rental expense for operating leases for the three months ended March 31, 2018 and 2017 was $92 million and $89 million, respectively. These amounts are net of immaterial amounts of sublease rental income.
Credit Facilities
In December 2016, a subsidiary of the company entered into a two-year credit facility, with two additional one-year option periods, in an aggregate principal amount of £120 million (the equivalent of approximately $170 million as of March 31, 2018) (the “2016 Credit Agreement”). The company exercised the first option to extend the maturity to December 2019. The 2016 Credit Agreement is guaranteed by the company. At March 31, 2018, there was £90 million (the equivalent of approximately $127 million) outstanding under this facility, which bears interest at a rate of LIBOR plus 1.10 percent. All of the borrowings outstanding under this facility mature less than one year from the date of issuance, but may be renewed under the terms of the facility. Based on our intent and ability to refinance the obligations on a long-term basis, substantially all of the borrowings are classified as non-current.
The company also maintains a five-year unsecured credit facility in an aggregate principal amount of $1.6 billion that matures in July 2020. At March 31, 2018, there was no balance outstanding under this facility.
At March 31, 2018, the company was in compliance with all covenants under its credit agreements.
8.    RETIREMENT BENEFITS
The cost to the company of its retirement plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		Medical and Life Benefits
$ in millions	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$99	$97	$5	$5
Interest cost	290	313	19	21
Expected return on plan assets	(529)	(471)	(25)	(22)
Amortization of:
Prior service credit	(15)	(15)	(5)	(5)
Net loss from previous years	134	191	—	3
Net periodic benefit cost	$(21)	$115	$(6)	$2
Changes in Presentation
As discussed in Note 1, we adopted ASU 2017-07 on January 1, 2018 using the retrospective method, which changed the financial statement presentation of service costs and the other components of net periodic benefit cost. The service cost component continues to be included in operating income; however, the other components are now presented in Net FAS (non-service) pension benefit (expense) in the unaudited condensed consolidated statements of earnings and comprehensive income. In addition, interest on service cost and plan administrative expenses which, in some cases, have historically been included in service cost are now consistently presented in the interest cost and amortization of net actuarial loss components, respectively. As a result, the company reclassified interest on service cost of $4 million and plan administrative expenses of $13 million from service cost to the interest cost and amortization of net actuarial loss components, respectively, for its pension plans in the three months ended March 31, 2017 to conform to the current year presentation. For the company’s medical and life benefit plans, plan administrative expenses of $1 million were reclassified from service cost to the amortization of net actuarial loss component for the three months ended March 31, 2017 to conform to the current year presentation. This change in presentation had no impact on net periodic benefit cost.
Employer Contributions
The company sponsors defined benefit pension and post-retirement plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, including making voluntary contributions from time to time.

NORTHROP GRUMMAN CORPORATION

Contributions made by the company to its retirement plans are as follows:

	Three Months Ended March 31
$ in millions	2018	2017
Defined benefit pension plans	$22	$23
Medical and life benefit plans	11	11
Defined contribution plans	104	99
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company's long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Three Months Ended March 31
in millions	2018	2017
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.3
Grant date aggregate fair value	$87	$86
RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of financial metrics over a three-year period.
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Three Months Ended March 31
$ in millions	2018	2017
Minimum aggregate payout amount	$35	$35
Maximum aggregate payout amount	196	198
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of financial metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION

10.    SEGMENT INFORMATION
The company is aligned in three operating sectors, which also comprise our reportable segments: Aerospace Systems, Mission Systems and Technology Services.
The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2018	2017
Sales
Aerospace Systems	$3,280	$2,984
Mission Systems	2,883	2,800
Technology Services	1,144	1,190
Intersegment eliminations	(572)	(564)
Total sales	6,735	6,410
Operating income
Aerospace Systems	341	323
Mission Systems	371	359
Technology Services	122	129
Intersegment eliminations	(72)	(70)
Total segment operating income	762	741
Net FAS (service)/CAS pension adjustment	127	154
Unallocated corporate expenses	(34)	(32)
Other	(1)	(1)
Total operating income	$854	$862
Net FAS (Service)/CAS Pension Adjustment
For financial statement purposes, we account for our employee pension plans in accordance with FAS. However, the cost of these plans is charged to our contracts in accordance with the Federal Acquisition Regulation (FAR) and the related U.S. Government Cost Accounting Standards (CAS). The net FAS (service)/CAS pension adjustment reflects the difference between CAS pension expense included as cost in segment operating income and the service cost component of FAS expense included in total operating income. The non-service cost components of FAS expense, which include interest cost, expected return on plan assets, and amortization of prior service credit and net actuarial loss, are presented in Net FAS (non-service) pension benefit (expense) in the unaudited condensed consolidated statements of earnings and comprehensive income as a result of our adoption of ASU 2017-07 discussed in Note 1.
Unallocated Corporate Expenses
Unallocated corporate expenses include the portion of corporate expenses not considered allowable or allocable under applicable CAS or FAR, and therefore not allocated to the segments. Such costs consist of a portion of management and administration, legal, environmental, compensation, retiree benefits and other corporate unallowable costs.

NORTHROP GRUMMAN CORPORATION

Disaggregation of Revenue

Sales by Customer Type	Three Months Ended March 31
	2018		2017
$ in millions	$	%(3)	$	%(3)
Aerospace Systems
U.S. Government(1)	$2,908	89%	$2,553	86%
International(2)	271	8%	309	10%
Other customers	42	1%	38	1%
Intersegment sales	59	2%	84	3%
Aerospace Systems sales	3,280	100%	2,984	100%
Mission Systems
U.S. Government(1)	2,190	76%	2,186	78%
International(2)	379	13%	354	13%
Other customers	30	1%	21	1%
Intersegment sales	284	10%	239	8%
Mission Systems sales	2,883	100%	2,800	100%
Technology Services
U.S. Government(1)	602	53%	636	53%
International(2)	220	19%	209	18%
Other customers	93	8%	104	9%
Intersegment sales	229	20%	241	20%
Technology Services sales	1,144	100%	1,190	100%
Total
U.S. Government(1)	5,700	85%	5,375	84%
International(2)	870	13%	872	14%
Other customers	165	2%	163	2%
Total sales	$6,735	100%	$6,410	100%

(1)
Sales to the U.S. Government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Each of the company's segments derives substantial revenue from the U.S. Government.

(2) International sales include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is an international customer. These sales include foreign military sales contracted through the U.S. Government, direct sales with governments outside the U.S. and commercial sales with customers outside the U.S.
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended March 31
	2018		2017
$ in millions	$	%(1)	$	%(1)
Aerospace Systems
Cost-type	$1,902	59%	$1,827	63%
Fixed-price	1,319	41%	1,073	37%
Intersegment sales	59		84
Aerospace Systems sales	3,280		2,984
Mission Systems
Cost-type	1,279	49%	1,316	51%
Fixed-price	1,320	51%	1,245	49%
Intersegment sales	284		239
Mission Systems sales	2,883		2,800
Technology Services
Cost-type	437	48%	445	47%
Fixed-price	478	52%	504	53%
Intersegment sales	229		241
Technology Services sales	1,144		1,190
Total
Cost-type	3,618	54%	3,588	56%
Fixed-price	3,117	46%	2,822	44%
Total sales	$6,735	100%	$6,410	100%

(1)	Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended March 31
	2018		2017
$ in millions	$	%(1)	$	%(1)
Aerospace Systems
United States	$2,950	92%	$2,591	89%
Asia/Pacific	129	4%	188	7%
All other (principally Europe and Middle East)	142	4%	121	4%
Intersegment sales	59		84
Aerospace Systems sales	3,280		2,984
Mission Systems
United States	2,220	85%	2,207	86%
Asia/Pacific	153	6%	154	6%
All other (principally Europe and Middle East)	226	9%	200	8%
Intersegment sales	284		239
Mission Systems sales	2,883		2,800
Technology Services
United States	695	76%	741	78%
Asia/Pacific	32	3%	46	5%
All other (principally Europe and Middle East)	188	21%	162	17%
Intersegment sales	229		241
Technology Services sales	1,144		1,190
Total
United States	5,865	87%	5,539	86%
Asia/Pacific	314	5%	388	6%
All other (principally Europe and Middle East)	556	8%	483	8%
Total sales	$6,735	100%	$6,410	100%

(1)	Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

11.    RECAST 2017 FINANCIAL INFORMATION
Our prior period financial statements were recast for the retrospective adoption of ASC Topic 606 and ASU 2017-07 as described in Note 1. The following tables summarize the effects of adopting these accounting standards on our unaudited condensed consolidated statement of earnings and comprehensive income for the three months ended March 31, 2017 and unaudited condensed consolidated statement of financial position as of December 31, 2017. The adoption of ASC Topic 606 did not have a material impact on our unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity for the three months ended March 31, 2017.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2017
	As Reported	Effect of the Adoption of		As Adjusted
$ in millions, except per share amounts		ASC Topic 606	ASU 2017-07
Sales
Product	$3,834	$163	$—	$3,997
Service	2,433	(20)	—	2,413
Total sales	6,267	143	—	6,410
Operating costs and expenses
Product	2,871	121	(9)	2,983
Service	1,887	(14)	(6)	1,867
General and administrative expenses	677	21	—	698
Operating income	832	15	15	862
Other (expense) income
Interest expense	(75)	—	—	(75)
Net FAS (non-service) pension benefit (expense)	—	—	(18)	(18)
Other, net	16	—	3	19
Earnings before income taxes	773	15	—	788
Federal and foreign income tax expense	133	5	—	138
Net earnings	$640	$10	$—	$650

Basic earnings per share	$3.66	$0.06	$—	$3.72
Weighted-average common shares outstanding, in millions	174.8	—	—	174.8
Diluted earnings per share	$3.63	$0.06	$—	$3.69
Weighted-average diluted shares outstanding, in millions	176.1	—	—	176.1

Net earnings (from above)	$640	$10	$—	$650
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	99	—	—	99
Change in cumulative translation adjustment	4	—	—	4
Other, net	2	—	—	2
Other comprehensive income, net of tax	105	—	—	105
Comprehensive income	$745	$10	$—	$755

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)

	December 31, 2017
	As Reported	Effect of the Adoption of		As Adjusted
$ in millions		ASC Topic 606	ASU 2017-07
Assets
Cash and cash equivalents	$11,225	$—	$—	$11,225
Accounts receivable, net	829	225	—	1,054
Unbilled receivables, net	3,147	318	—	3,465
Inventoried costs, net	780	(382)	—	398
Prepaid expenses and other current assets	368	77	—	445
Total current assets	16,349	238	—	16,587
Property, plant and equipment, net of accumulated depreciation of $5,066 for 2017	4,225	—	—	4,225
Goodwill	12,455	—	—	12,455
Deferred tax assets	475	(28)	—	447
Other non-current assets	1,413	1	—	1,414
Total assets	$34,917	$211	$—	$35,128

Liabilities
Trade accounts payable	$1,661	$—	$—	$1,661
Accrued employee compensation	1,382	—	—	1,382
Advance payments and amounts in excess of costs incurred	1,617	144	—	1,761
Other current liabilities	2,305	(17)	—	2,288
Total current liabilities	6,965	127	—	7,092
Long-term debt, net of current portion of $867 for 2017	14,399	—	—	14,399
Pension and other post-retirement benefit plan liabilities	5,511	—	—	5,511
Other non-current liabilities	994	—	—	994
Total liabilities	27,869	127	—	27,996

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2017—174,085,619	174	—	—	174
Paid-in capital	44	—	—	44
Retained earnings	11,548	84	—	11,632
Accumulated other comprehensive loss	(4,718)	—	—	(4,718)
Total shareholders’ equity	7,048	84	—	7,132
Total liabilities and shareholders’ equity	$34,917	$211	$—	$35,128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of March 31, 2018, and the related condensed consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2017, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the change in the Company’s method of accounting for revenue transactions, (not presented herein); and in our report dated January 29, 2018, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 and presented in Note 11 that were applied to retrospectively adjust the December 31, 2017 consolidated statement of financial position of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position in deriving the accompanying retrospectively adjusted condensed consolidated statement of financial position as of December 31, 2017.
Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/  Deloitte & Touche LLP
McLean, Virginia
April 24, 2018

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
The following discussion should be read along with the financial statements included in this Form 10-Q, as well as our 2017 Annual Report on Form 10-K, which provides additional information on our business and the environment in which we operate and our operating results. Our 2017 results have been recast to reflect the impact of the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and Accounting Standards Update (ASU) No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, using the full retrospective method.
Pending Acquisition of Orbital ATK
On September 17, 2017, the company entered into a definitive merger agreement to acquire all of the outstanding shares of Orbital ATK, Inc. (Orbital ATK) for approximately $7.8 billion in cash, plus the assumption of approximately $1.4 billion in net debt (the “Orbital ATK Acquisition”). See Item 1.01 in our Current Report on Form 8-K filed with the SEC on September 18, 2017 for a summary and copy of the merger agreement. We believe this acquisition will enable us to broaden our capabilities and offerings, create value for shareholders, provide expanded opportunities for our combined employees and enhance our ability to provide innovative solutions to meet our customers’ emerging requirements. Under the terms of the merger agreement, Orbital ATK shareholders are to receive all-cash consideration of $134.50 per share. We expect to fund the Orbital ATK Acquisition with the proceeds from our debt financing completed in October 2017 and cash on hand. On November 29, 2017, Orbital ATK shareholders approved the proposed Orbital ATK Acquisition. On February 12, 2018, the European Commission approved the proposed Orbital ATK Acquisition. We currently expect the transaction to close in the first half of 2018, after receiving regulatory approvals. Upon completion of the Orbital ATK Acquisition, we plan to establish Orbital ATK as a new, fourth business sector named Northrop Grumman Innovation Systems.
Global Security and Economic Environment
The following is an update of events relating to the global security and economic environment since the filing of our 2017 Annual Report on Form 10-K.
The global security, geopolitical and economic environment continues to be impacted by uncertainty. During the first quarter, the environment continued to be characterized by global and regional security threats from state and non-state actors as well as terrorist organizations and diverse regional security concerns. Additionally, economic tensions and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could impact the global market for defense products, services and solutions.
U.S. Political and Economic Environment
The following is an update of events relating to the U.S. political and economic environment since the filing of our 2017 Annual Report on Form 10-K.
On February 9, 2018, Congress passed the Bipartisan Budget Act (BBA) of 2018, which extended the continuing resolution funding the government through March 23, 2018 and raised the statutory budget caps for defense spending, including for Overseas Contingency Operations (OCO), by $80 billion for FY 2018 and by $85 billion for FY 2019. The BBA also raised non-defense spending by $63 billion for FY 2018 and $68 billion for FY 2019 and suspended the debt ceiling until March 1, 2019.
On March 23, 2018, the President signed the Omnibus Appropriations Act for FY18, which provides $1.3 trillion in discretionary funding for federal agencies. In total for FY 2018, Congress appropriated approximately $700 billion for national security, including approximately $630 billion for base discretionary funding and approximately $70 billion in OCO funding.

NORTHROP GRUMMAN CORPORATION

The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the company’s programs in particular.
Operating Performance Assessment and Reporting
We manage and assess our business based on our performance on contracts and programs (typically larger contracts or two or more closely-related contracts). We recognize sales from our portfolio of long-term contracts as control is transferred to the customer, primarily over time on a cost-to-cost basis (cost incurred relative to cost estimated at completion). As a result, sales tend to fluctuate in concert with costs incurred across our large portfolio of contracts. Due to Federal Acquisition Regulation (FAR) rules that govern our U.S. Government business and related Cost Accounting Standards (CAS), most types of costs are allocable to U.S. Government contracts. As such, we do not focus on individual cost groupings (such as manufacturing, engineering and design labor, subcontractor, material, overhead and general and administrative (G&A) costs), as much as we do on total contract cost, which is the key driver of our sales and operating income.
In evaluating our operating performance, we look primarily at changes in sales and operating income. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations below first focuses on our three segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, while changes in margin rates are generally described in terms of performance and/or contract mix. For purposes of this discussion, volume generally refers to increases or decreases in sales or cost from production/service activity levels. Performance generally refers to non-volume related changes in profitability. Contract mix generally refers to changes in the ratio of contract type and/or lifecycle (e.g., cost-type, fixed-price, development, production, and/or sustainment).
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended March 31%
$ in millions, except per share amounts	2018	2017	Change
Sales	$6,735	$6,410	5%
Operating costs and expenses	5,881	5,548	6%
Operating costs and expenses as a % of sales	87.3%	86.6%
Operating income	854	862	(1)%
Operating margin rate	12.7%	13.4%
Federal and foreign income tax expense	132	138	(4)%
Effective income tax rate	15.2%	17.5%
Net earnings	739	650	14%
Diluted earnings per share	$4.21	$3.69	14%
Sales
Sales for the three months ended March 31, 2018 increased $325 million, or 5 percent, as compared with the same period in 2017, due to higher sales at Aerospace Systems and Mission Systems, partially offset by lower sales at Technology Services.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 10 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income
Operating income for the three months ended March 31, 2018 decreased $8 million, or 1 percent, as compared with the same period in 2017, primarily due to a $27 million decrease in our net FAS (service)/CAS pension adjustment, partially offset by a $21 million increase in segment operating income. Higher operating costs and expenses as a percentage of sales reduced our operating margin rate to 12.7 percent from 13.4 percent in the prior year period and was principally driven by the decrease in our net FAS (service)/CAS pension adjustment and a lower segment operating margin rate as described in “Segment Operating Results.”

NORTHROP GRUMMAN CORPORATION

G&A as a percentage of sales for the three months ended March 31, 2018 decreased to 10.6 percent from 10.9 percent in the prior year period primarily due to higher sales.
For further information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Our effective tax rate for the three months ended March 31, 2018 was lower than the same period in 2017, as discussed in Note 4 to the financial statements.
Net Earnings
Net earnings for the three months ended March 31, 2018 increased $89 million, or 14 percent, as compared with the same period in 2017, primarily due to a $138 million increase in our net FAS (non-service) pension benefit, $31 million of higher interest income on short-term investments and $21 million of higher segment operating income. These increases were partially offset by $68 million of higher interest expense on long-term debt and a $27 million reduction in our net FAS (service)/CAS pension adjustment.
Diluted Earnings Per Share
Diluted earnings per share for the three months ended March 31, 2018 increased $0.52, or 14 percent, as compared with the same period in 2017, primarily due to the 14 percent increase in net earnings discussed above.
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

	Three Months Ended March 31%
$ in millions	2018	2017	Change
Segment operating income	$762	$741	3%
Segment operating margin rate	11.3%	11.6%
Segment operating income for the three months ended March 31, 2018 increased $21 million, or 3 percent, as compared with the same period in 2017 as a result of higher sales volume, which more than offset a lower segment operating margin rate. Segment operating margin rate decreased principally due to a lower segment margin rate at Aerospace Systems as described below.

NORTHROP GRUMMAN CORPORATION

Reconciliation of Segment Operating Income to Total Operating Income - The table below reconciles segment operating income to total operating income by including the impact of the net FAS (service)/CAS pension adjustment, as well as unallocated corporate expenses (certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or the FAR). See Note 10 to the financial statements for further information on the net FAS (service)/CAS pension adjustment and unallocated corporate expenses.

	Three Months Ended March 31
$ in millions	2018	2017
Segment operating income	$762	$741
CAS pension expense	226	251
Less: FAS (service) pension expense	(99)	(97)
Net FAS (service)/CAS pension adjustment	127	154
Unallocated corporate expenses	(34)	(32)
Other	(1)	(1)
Total operating income	$854	$862
Net FAS (service)/CAS Pension Adjustment
The decrease in our net FAS (service)/CAS pension adjustment for the three months ended March 31, 2018, as compared with the same period in 2017, is primarily due to lower CAS expense resulting from higher asset returns in 2017 and a change in our mortality assumption as of December 31, 2017.
Unallocated Corporate Expenses
Unallocated corporate expenses for the three months ended March 31, 2018 were comparable with the prior year period.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended March 31
$ in millions	2018	2017
Favorable EAC adjustments	$207	$182
Unfavorable EAC adjustments	(91)	(41)
Net EAC adjustments	$116	$141
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended March 31
$ in millions	2018	2017
Aerospace Systems	$54	$53
Mission Systems	45	62
Technology Services	22	31
Eliminations	(5)	(5)
Net EAC adjustments	$116	$141
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

NORTHROP GRUMMAN CORPORATION

AEROSPACE SYSTEMS	Three Months Ended March 31%
$ in millions	2018	2017	Change
Sales	$3,280	$2,984	10%
Operating income	341	323	6%
Operating margin rate	10.4%	10.8%
Aerospace Systems sales for the three months ended March 31, 2018 increased $296 million, or 10 percent, as compared with the same period in 2017, due to higher volume on Manned Aircraft programs, as well as Autonomous Systems and Space programs. Manned Aircraft sales were driven by higher restricted, F-35 and E-2D Advanced Hawkeye volume. Autonomous Systems sales reflect higher volume on the Fire Scout and Triton programs, partially offset by lower Global Hawk volume. Space sales reflect higher restricted and Ground Based Strategic Deterrent volume, partially offset by lower intercompany, James Webb Space Telescope and Advanced Extremely High Frequency volume.
Operating income for the three months ended March 31, 2018 increased $18 million, or 6 percent, as compared with the same period in 2017, primarily due to higher sales. Operating margin rate decreased to 10.4 percent primarily due to a non-programmatic benefit recognized during the first quarter of 2017 and higher volume on early phase development programs in 2018.

MISSION SYSTEMS	Three Months Ended March 31%
$ in millions	2018	2017	Change
Sales	$2,883	$2,800	3%
Operating income	371	359	3%
Operating margin rate	12.9%	12.8%
Mission Systems sales for the three months ended March 31, 2018 increased $83 million, or 3 percent, as compared with the same period in 2017, primarily due to higher Sensors and Processing volume, partially offset by lower Cyber and ISR volume. Sensors and Processing sales increased principally due to higher volume on electro-optical/infrared (EO/IR) self-protection and targeting programs, F-35 sensors and restricted programs. Cyber and ISR sales decreased primarily due to lower volume on restricted ISR programs. Advanced Capabilities sales were comparable with the prior year period.
Operating income for the three months ended March 31, 2018 increased $12 million, or 3 percent, as compared with the same period in 2017, primarily due to the higher sales described above. Operating margin rate was comparable with the prior year period.

TECHNOLOGY SERVICES	Three Months Ended March 31%
$ in millions	2018	2017	Change
Sales	$1,144	$1,190	(4)%
Operating income	122	129	(5)%
Operating margin rate	10.7%	10.8%
Technology Services sales for the three months ended March 31, 2018 decreased $46 million, or 4 percent, as compared with the same period in 2017, primarily due to lower volume on System Modernization and Services and Advanced Defense Services programs, partially offset by higher volume on Global Logistics and Modernization programs. System Modernization and Services and Advanced Defense Services sales decreased primarily due to the completion of several programs in 2017, partially offset by higher volume on the Saudi Arabian Ministry of National Guard Training Support program (through our interest in a joint venture for which we consolidate the financial results). Global Logistics and Modernization sales increased primarily due to higher volume for several programs, including the Special Electronic Mission Aircraft program, partially offset by lower volume from the KC-10 program as our contract nears completion.

NORTHROP GRUMMAN CORPORATION

Operating income for the three months ended March 31, 2018 decreased $7 million, or 5 percent, as compared with the same period in 2017, primarily due to the lower sales described above. Operating margin rate was comparable with the prior year period.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2018		2017
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,751	$2,465	$2,480	$2,204
Service	529	474	504	457
Mission Systems
Product	1,719	1,476	1,722	1,485
Service	1,164	1,036	1,078	956
Technology Services
Product	106	97	75	70
Service	1,038	925	1,115	991
Segment Totals
Total Product	$4,576	$4,038	$4,277	$3,759
Total Service	2,731	2,435	2,697	2,404
Intersegment eliminations	(572)	(500)	(564)	(494)
Total segment(1)	$6,735	$5,973	$6,410	$5,669

(1)	A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Product sales for the three months ended March 31, 2018 increased $299 million, or 7 percent, as compared with the same period in 2017. The increase was primarily due to higher restricted, F-35 and E-2D Advanced Hawkeye volume at Aerospace Systems.
Product costs for the three months ended March 31, 2018 increased $279 million, or 7 percent, as compared with the same period in 2017, consistent with the change in product sales described above.
Service Sales and Costs
Service sales for the three months ended March 31, 2018 increased $34 million, or 1 percent, as compared with the same period in 2017. The increase was primarily driven by higher service volume on several Sensors and Processing programs at Mission Systems, partially offset by lower service sales at Technology Services principally due to the completion of several programs in 2017.
Service costs for the three months ended March 31, 2018 increased $31 million, or 1 percent, as compared with the same period in 2017, consistent with the change in service sales described above.
BACKLOG
Backlog represents the future sales we expect to recognize on firm orders received by the company and is equivalent to the company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. Backlog is converted into sales primarily as costs are incurred.
Company backlog as of March 31, 2018 and December 31, 2017 was $42.3 billion and $42.6 billion, respectively. As discussed in Note 1 to the financial statements, we adopted ASC Topic 606 on January 1, 2018 using the full retrospective method and applied the transition practical expedient related to backlog for reporting periods presented

NORTHROP GRUMMAN CORPORATION

before the date of initial application. However, for comparative purposes, we have recast our backlog as of December 31, 2017 to reflect the impact of adoption of ASC Topic 606.
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
Operating Cash Flow
The table below summarizes key components of cash flow used in operating activities:

	Three Months Ended March 31
$ in millions	2018	2017
Net earnings	$739	$650
Non-cash items(1)	86	112
Changes in assets and liabilities:
Trade working capital	(1,008)	(1,267)
Retiree benefits	(56)	86
Other, net	2	(20)
Net cash used in operating activities	$(237)	$(439)

(1)	Includes depreciation and amortization, stock based compensation expense and deferred income taxes.
Net cash used in operating activities for the three months ended March 31, 2018 decreased $202 million, as compared with the same period in 2017, principally due to higher net earnings and changes in trade working capital. The net use of cash during the first quarter is consistent with the company’s historical timing of operating cash flows, which are generally more heavily weighted toward the second half of the year.
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
The table below reconciles net cash used in operating activities to free cash flow:

	Three Months Ended March 31
$ in millions	2018	2017
Net cash used in operating activities	$(237)	$(439)
Less: capital expenditures	(305)	(216)
Free cash flow	$(542)	$(655)
Free cash flow for the three months ended March 31, 2018 increased $113 million, as compared with the same period in 2017, principally due to the decrease in net cash used in operating activities described above, partially offset by higher capital expenditures at Aerospace Systems.

NORTHROP GRUMMAN CORPORATION

Investing Cash Flow
Net cash used in investing activities for the three months ended March 31, 2018 increased to $307 million from $214 million in the prior year period principally due to the higher capital expenditures described above.
Financing Cash Flow
Net cash used in financing activities for the three months ended March 31, 2018 decreased to $312 million from $485 million in the prior year period. The decrease was primarily due to $229 million of share repurchases in the first quarter of 2017 compared to no share repurchases in the first quarter of 2018.
Credit Facilities and Financial Arrangements - See Note 7 to the financial statements for further information on our credit facilities and our use of standby letters of credit and guarantees.
Share Repurchases - See Note 3 to the financial statements for further information on our share repurchase programs.
Unsecured Senior Notes - See Note 5 to the financial statements for further information.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method. ASC Topic 606 supersedes previous revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and outlines a single set of comprehensive principles for recognizing revenue under GAAP. Under ASC Topic 606, revenue is recognized as control transfers to the customer. As such, under the new standard, revenue for our contracts is generally recognized over time using the cost-to-cost method, which is consistent with the revenue recognition model used for the majority of our contracts prior to the adoption of ASC Topic 606. In most cases the accounting for those contracts where we previously recognized revenue as units were delivered has changed under ASC Topic 606 such that we now recognize revenue as costs are incurred. In addition, for certain of our contracts, there is a change in the number of performance obligations under ASC Topic 606, which has altered the timing of revenue and margin recognition. See “Revenue Recognition” in Note 1 to the financial statements for additional information regarding our revenue recognition accounting policies.
ACCOUNTING STANDARDS UPDATES
See Note 1 to our financial statements for further information on accounting standards updates.
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
Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2017 Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (SEC). They include:

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

NORTHROP GRUMMAN CORPORATION

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
Additional information regarding these risks and other important factors can be found in the section entitled “Risk Factors” in our 2017 Annual Report on Form 10-K and as disclosed in this report and from time to time in our other filings with the SEC.
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
CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations from those discussed in our 2017 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2017 Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2018, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2018, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2017 Annual Report on Form 10-K, and updated that information in Notes 6 and 7 to the financial statements.
We are a party to various investigations, lawsuits, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief or actions; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2017 Annual Report on Form 10-K, as updated by Notes 6 and 7 to the financial statements in this report, we do not believe that the outcome of any matter currently pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2018 or its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims, enforcement actions and other legal proceedings, please see “Risk Factors” in our 2017 Annual Report on Form 10-K.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no repurchases of common stock during the three months ended March 31, 2018. The approximate dollar value of shares that may yet be purchased under the company’s share repurchase authorization is $2.3 billion as of March 31, 2018.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase.
See Note 3 to the financial statements for further information on our share repurchase programs.
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

*+10.1	Grant Certificate Specifying the Terms and Conditions Applicable to 2018 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan

*+10.2	Grant Certificate Specifying the Terms and Conditions Applicable to 2018 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan

*+10.3	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation as amended and restated effective February 11, 2018

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Wesley G. Bush pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Kenneth L. Bedingfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Wesley G. Bush pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth L. Bedingfield pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: April 24, 2018