Form 10-Q
period 2018-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2018-07-25
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
As of July 20, 2018, 174,123,419 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2018	2017	2018	2017
Sales
Product	$4,790	$4,037	$9,079	$8,034
Service	2,329	2,436	4,775	4,849
Total sales	7,119	6,473	13,854	12,883
Operating costs and expenses
Product	3,694	3,037	6,959	6,020
Service	1,863	1,877	3,768	3,744
General and administrative expenses	739	686	1,450	1,384
Operating income	823	873	1,677	1,735
Other (expense) income
Interest expense	(144)	(76)	(287)	(151)
Net FAS (non-service) pension benefit (expense)	125	(17)	245	(35)
Other, net	45	32	85	51
Earnings before income taxes	849	812	1,720	1,600
Federal and foreign income tax expense	160	257	292	395
Net earnings	$689	$555	$1,428	$1,205

Basic earnings per share	$3.95	$3.18	$8.19	$6.90
Weighted-average common shares outstanding, in millions	174.5	174.5	174.4	174.7
Diluted earnings per share	$3.93	$3.16	$8.14	$6.85
Weighted-average diluted shares outstanding, in millions	175.4	175.5	175.4	175.8

Net earnings (from above)	$689	$555	$1,428	$1,205
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	86	102	172	201
Change in cumulative translation adjustment	—	(4)	(2)	—
Other, net	(3)	1	(4)	3
Other comprehensive income, net of tax	83	99	166	204
Comprehensive income	$772	$654	$1,594	$1,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$1,539	$11,225
Accounts receivable, net	1,815	1,054
Unbilled receivables, net	5,272	3,465
Inventoried costs, net	690	398
Prepaid expenses and other current assets	406	445
Total current assets	9,722	16,587
Property, plant and equipment, net of accumulated depreciation of $5,187 for 2018 and $5,066 for 2017	5,864	4,225
Goodwill	18,747	12,455
Intangible assets, net	1,329	52
Deferred tax assets	179	447
Other non-current assets	1,537	1,362
Total assets	$37,378	$35,128

Liabilities
Trade accounts payable	$1,824	$1,661
Accrued employee compensation	1,451	1,382
Advance payments and amounts in excess of costs incurred	1,711	1,761
Other current liabilities	2,847	2,288
Total current liabilities	7,833	7,092
Long-term debt, net of current portion of $744 for 2018 and $867 for 2017	14,387	14,399
Pension and other post-retirement benefit plan liabilities	5,755	5,511
Other non-current liabilities	1,176	994
Total liabilities	29,151	27,996

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2018—174,254,250 and 2017—174,085,619	174	174
Paid-in capital	—	44
Retained earnings	13,669	11,632
Accumulated other comprehensive loss	(5,616)	(4,718)
Total shareholders’ equity	8,227	7,132
Total liabilities and shareholders’ equity	$37,378	$35,128
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2018	2017
Operating activities
Net earnings	$1,428	$1,205
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	281	213
Stock-based compensation	53	42
Deferred income taxes	(17)	(39)
Changes in assets and liabilities:
Accounts receivable, net	(145)	(509)
Unbilled receivables, net	(570)	(793)
Inventoried costs, net	(73)	(54)
Prepaid expenses and other assets	57	(34)
Accounts payable and other liabilities	(422)	(172)
Income taxes payable, net	186	90
Retiree benefits	(127)	165
Other, net	(13)	(46)
Net cash provided by operating activities	638	68

Investing activities
Acquisition of Orbital ATK, net of cash acquired	(7,657)	—
Capital expenditures	(504)	(433)
Other, net	2	7
Net cash used in investing activities	(8,159)	(426)

Financing activities
Payments of long-term debt	(1,550)	—
Payments to credit facilities	(314)	—
Net borrowings on commercial paper	249	—
Common stock repurchases	(41)	(367)
Cash dividends paid	(407)	(341)
Payments of employee taxes withheld from share-based awards	(80)	(91)
Other, net	(22)	(1)
Net cash used in financing activities	(2,165)	(800)
Decrease in cash and cash equivalents	(9,686)	(1,158)
Cash and cash equivalents, beginning of year	11,225	2,541
Cash and cash equivalents, end of period	$1,539	$1,383
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30
$ in millions, except per share amounts	2018	2017
Common stock
Beginning of year	$174	$175
Common stock repurchased	—	(2)
Shares issued for employee stock awards and options	—	1
End of period	174	174
Paid-in capital
Beginning of year	44	—
Common stock repurchased	(34)	—
Stock compensation	(10)	—
End of period	—	—
Retained earnings
Beginning of year	11,632	10,734
Impact from adoption of ASU 2018-02 and ASU 2016-01 (See Note 1)	1,064	—
Common stock repurchased	(15)	(351)
Net earnings	1,428	1,205
Dividends declared	(405)	(336)
Stock compensation	(35)	(48)
End of period	13,669	11,204
Accumulated other comprehensive loss
Beginning of year	(4,718)	(5,546)
Impact from adoption of ASU 2018-02 and ASU 2016-01 (See Note 1)	(1,064)	—
Other comprehensive income, net of tax	166	204
End of period	(5,616)	(5,342)
Total shareholders’ equity	$8,227	$6,036
Cash dividends declared per share	$2.30	$1.90
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
On June 6, 2018 (the “Merger date”), the company completed its previously announced acquisition of Orbital ATK, Inc. (“Orbital ATK”) (the “Merger”). On the Merger date, Orbital ATK became a wholly-owned subsidiary of the company and its name was changed to Northrop Grumman Innovation Systems, Inc., which we established as a new, fourth business sector (“Innovation Systems”). The operating results of Innovation Systems subsequent to the Merger date have been included in the company's consolidated results of operations. See Note 2 to the financial statements for further information regarding the acquisition of Orbital ATK.
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
The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30 and third quarter as ending on September 30. It is the company’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar, in which we close our books on a Friday near these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. Similarly, Innovation Systems uses a “fiscal” calendar by closing its books on a Sunday near these quarter-end dates and will continue this practice until its business processes are aligned with the company’s. The Friday and Sunday closing dates noted herein are both labeled as June 30, consistent with our calendar convention described above. This practice is only used at interim periods within a reporting year.
As previously announced, effective January 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and Accounting Standards Update (ASU) No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, using the full retrospective method. The adoption of these standards are reflected in the amounts and disclosures set forth in this Form 10-Q and the effect of these standards on the company’s unaudited condensed consolidated statements of earnings and comprehensive income for the three and six months ended June 30, 2017 and unaudited condensed consolidated statement of financial position as of December 31, 2017 is reflected in Note 12.
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
Under ASC Topic 606, the company recognizes revenue for each separately identifiable performance obligation in a contract representing a promise to transfer a distinct good or service to a customer. In most cases, goods and services provided under the company’s contracts are accounted for as single performance obligations due to the complex and

NORTHROP GRUMMAN CORPORATION

integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the company provides multiple distinct goods or services to a customer, most commonly when a contract covers multiple phases of the product lifecycle (development, production, maintenance and/or support). In those cases, the company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using the cost plus a reasonable margin approach of ASC Topic 606. Warranties are provided on certain contracts, but do not typically provide for services beyond standard assurances and are therefore not within the scope of ASC Topic 606. Likewise, our accounting for costs to obtain or fulfill a contract was not significantly impacted by the adoption of ASC Topic 606 as these costs are not material.
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
The company recognizes revenue as control is transferred to the customer, either over time or at a point in time. In general, our U.S. government contracts contain termination for convenience clauses that generally entitle the customer to goods produced and/or in-process. Similarly, our non-U.S. government contracts generally contain contractual termination clauses or entitle the company to payment for work performed to date for goods and services that do not have an alternative use. As control is effectively transferred as we perform on our contracts and we are typically entitled to cost plus a reasonable margin for work in process if the contract is terminated for convenience, we generally recognize revenue over time on a cost-to-cost basis (cost incurred relative to total cost estimated at completion) as the company believes this represents the most appropriate measurement towards satisfaction of its performance obligations. Revenue for contracts in which the control of goods produced does not transfer until delivery to the customer is recognized at a point in time (i.e. typically upon delivery).
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
We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis. Cumulative EAC adjustments represent the cumulative effect of the changes on current and prior periods; sales and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. If it is determined that a loss is expected to result on an individual performance obligation, the entire amount of the estimable future loss, including an allocation of general and administrative (G&A) costs, is charged against income in the period the loss is identified. Each loss provision is first offset against costs included in unbilled accounts receivable or inventoried costs; remaining amounts are reflected in other current liabilities.
Significant EAC adjustments on a single contract could have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the three months ended June 30, 2018, the company recognized $69 million of favorable EAC adjustments on multiple restricted programs at Aerospace Systems.

NORTHROP GRUMMAN CORPORATION

The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2018	2017	2018	2017
Operating Income	$143	$102	$259	$243
Net Earnings(1)	113	66	205	158
Diluted earnings per share(1)	0.64	0.38	1.17	0.90

(1)	Based on statutory tax rates in effect for each period presented.
Revenue recognized from performance obligations satisfied in previous reporting periods was $156 million and $289 million for the three and six months ended June 30, 2018, respectively, and $101 million and $246 million for the three and six months ended June 30, 2017, respectively.
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
Company backlog as of June 30, 2018 was $52.2 billion and includes $8.7 billion of Innovation Systems backlog (approximately $500 million of legacy Orbital ATK backlog related to contracts with legacy Northrop Grumman sectors was eliminated in connection with the Merger). We expect to recognize approximately 50 percent and 75 percent of our June 30, 2018 backlog as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
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
Contract assets consist of unbilled receivables, primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Unbilled receivables are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long-cycle nature of many of our contracts. Accumulated contract costs in unbilled receivables include direct production costs, factory and engineering overhead, production tooling costs, and allowable G&A. Unbilled receivables also include certain estimates of variable consideration described above. These contract assets are not considered a significant financing component of the company’s contracts as the payment terms are intended to protect the customer in the event the company does not perform on its obligations under the contract.
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

NORTHROP GRUMMAN CORPORATION

Net contract assets (liabilities) are as follows:

$ in millions	June 30, 2018	December 31, 2017	$ Change	% Change
Unbilled receivables, net	$5,272	$3,465	$1,807	52%
Advance payments and amounts in excess of costs incurred	(1,711)	(1,761)	50	(3)%
Net contract assets (liabilities)	$3,561	$1,704	$1,857	109%
The amount of revenue recognized for the three and six months ended June 30, 2018 that was included in the December 31, 2017 contract liability balance was $364 million and $1.1 billion, respectively. The amount of revenue recognized for the three and six months ended June 30, 2017 that was included in the December 31, 2016 contract liability balance was $272 million and $850 million, respectively.
The change in the balances of the company’s contract assets and liabilities primarily results from timing differences between company performance and customer payments. The increase in net contract assets during the six months ended June 30, 2018, is principally due to the addition of $1.1 billion of net contract assets from Innovation Systems and higher sales on restricted programs at Aerospace Systems.
Disaggregation of Revenue
See Note 11 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Other Purchased Intangible Assets
Purchased intangible asset balances are included in the identifiable assets of their assigned business segment. Beginning in 2018, the company includes the amortization of purchased intangible assets in unallocated corporate expense within operating income as such amortization is no longer considered part of management’s evaluation of segment operating performance. The company’s customer-related intangible assets are amortized over their respective useful lives typically based on the pattern in which the future economic benefits of the intangible assets are expected to be consumed. Other purchased intangible assets are generally amortized on a straight-line basis over their estimated useful lives.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	June 30, 2018	December 31, 2017
Unamortized benefit plan costs, net of tax benefit of $1,940 for 2018 and $3,056 for 2017	$(5,474)	$(4,586)
Cumulative translation adjustment	(138)	(136)
Other, net	(4)	4
Total accumulated other comprehensive loss	$(5,616)	$(4,718)
Unamortized benefit plan costs as of June 30, 2018 reflect a reclassification from accumulated other comprehensive loss to retained earnings of $1.1 billion of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”). This reclassification resulted from the company’s early adoption of ASU 2018-02 on January 1, 2018. See “Accounting Standards Updates” below for more information.
Unamortized benefit plan costs consist primarily of net after-tax actuarial losses totaling $5.6 billion and $4.7 billion as of June 30, 2018 and December 31, 2017, respectively. Net actuarial gains or losses are redetermined annually or upon remeasurement events and principally arise from changes in the interest rate used to discount our benefit obligations and differences between expected and actual returns on plan assets.
Reclassifications from accumulated other comprehensive loss to net earnings related to the amortization of benefit plan costs were $86 million and $172 million, net of taxes, for the three and six months ended June 30, 2018, respectively, and were $100 million and $199 million, net of taxes, for the three and six months ended June 30, 2017, respectively. The reclassifications represent the amortization of net actuarial losses and prior service credits, and are included in the computation of net periodic pension cost. See Note 9 for further information.

NORTHROP GRUMMAN CORPORATION

Reclassifications from accumulated other comprehensive loss to net earnings relating to cumulative translation adjustments and effective cash flow hedges were not material for the three and six months ended June 30, 2018 and 2017.
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
On March 10, 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires employers that sponsor defined benefit pension and/or other post-retirement benefit plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost is eligible for asset capitalization. We adopted ASU 2017-07 on January 1, 2018 using the retrospective method. See Note 12 for information regarding the effect of adopting ASU 2017-07 on our unaudited condensed consolidated statement of earnings and comprehensive income for the three and six months ended June 30, 2017. Adoption of ASU 2017-07 did not have a material impact on our consolidated statements of financial position and/or cash flows.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC 840 - Leases. Among other things, ASU 2016-02 requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. ASU 2016-02 will be effective January 1, 2019, although early adoption is permitted, and may be adopted using a modified retrospective transition method that applies the new lease requirements at the beginning of the earliest period presented in the financial statements. The FASB has proposed a change that would allow a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. We expect to adopt the standard on January 1, 2019 using the proposed optional transition method if finalized in its current form. As a result of the Merger, we are currently reevaluating the expected impact of ASU 2016-02 on the company’s consolidated financial position and financial statement disclosures. We do not expect ASU 2016-02 to have a material impact on our annual results of operations and/or cash flows.
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

NORTHROP GRUMMAN CORPORATION

incurred. In addition, for certain of our contracts, there is a change in the number of performance obligations under ASC Topic 606, which has altered the timing of revenue and margin recognition.
We adopted ASC Topic 606 on January 1, 2018 using the full retrospective method. We applied the transition practical expedient related to remaining performance obligations for reporting periods presented before the date of initial application. No other practical expedients were applied. The cumulative effect of adopting ASC Topic 606 was a $148 million increase to retained earnings at January 1, 2016. See Note 12 for information regarding the effect of adopting ASC Topic 606 on our unaudited condensed consolidated statement of earnings and comprehensive income for the three and six months ended June 30, 2017 and unaudited condensed consolidated statement of financial position as of December 31, 2017.
Other accounting standards updates adopted and/or issued, but not effective until after June 30, 2018, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.  ACQUISITION OF ORBITAL ATK
On June 6, 2018, the company completed its previously announced acquisition of Orbital ATK, a global leader in aerospace and defense technologies, by acquiring all of the outstanding shares of Orbital ATK for a purchase price of $7.7 billion in cash. On the Merger date, Orbital ATK became a wholly-owned subsidiary of the company and its name was changed to Northrop Grumman Innovation Systems, Inc. We established Innovation Systems as a new, fourth business sector, whose main products include launch vehicles and related propulsion systems; missile products, subsystems and defense electronics; precision weapons, armament systems and ammunition; satellites and associated space components and services; and advanced aerospace structures. The acquisition was financed with proceeds from the company’s debt financing completed in October 2017 and cash on hand. We believe this acquisition will enable us to broaden our capabilities and offerings, provide additional innovative solutions to meet our customers’ emerging requirements, create value for shareholders and provide expanded opportunities for our combined employees.
The operating results of Innovation Systems subsequent to the Merger date have been included in the company's consolidated results of operations. Innovation Systems recognized sales of $400 million, operating income of $39 million and net earnings of $30 million for the three and six months ended June 30, 2018.
The company recognized $23 million and $29 million of acquisition-related costs that were expensed as incurred during the three and six months ended June 30, 2018, respectively. These costs are included in Product and Service cost in the unaudited condensed consolidated statement of earnings and comprehensive income.
Preliminary Purchase Price Allocation
The acquisition was accounted for as a purchase business combination. As such, the company recorded the assets acquired and liabilities assumed at fair value, with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recorded as goodwill. The company has completed a preliminary analysis to determine those fair values, and the amounts recorded as of June 30, 2018 reflect management’s initial assessment of fair value as of the Merger date. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. In some cases, the company used discounted cash flow analyses, which were based on our best estimate of future sales, earnings and cash flows after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield materially different results.
The company expects substantially to finalize its purchase price allocation by the end of 2018 after we have further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the Merger date including, but not limited to, contractual and operational factors underlying the customer-related intangible assets and property, plant and equipment; details surrounding tax matters; and assumptions underlying certain existing or potential reserves, such as those for legal and environmental matters. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table below.
The Merger date fair value of the consideration transferred totaled $7.7 billion in cash, which was comprised of the following:

NORTHROP GRUMMAN CORPORATION

($ in millions, except per share amounts)	Purchase price
Shares of Orbital ATK common stock outstanding as of the Merger date	57,562,152
Cash consideration per share of Orbital ATK common stock	$134.50
Total purchase price	$7,742
The following preliminary purchase price allocation table presents the company’s initial estimate of the fair values of assets acquired and liabilities assumed at the Merger date:

($ in millions)	As of June 6, 2018
Cash and cash equivalents	$85
Accounts receivable, net	616
Unbilled receivables, net	1,237
Inventoried costs, net	220
Other current assets	193
Property, plant and equipment	1,500
Goodwill	6,295
Intangible assets	1,305
Deferred tax assets	(230)
Other non-current assets	131
Total assets acquired	11,352
Trade accounts payable	(397)
Accrued employee compensation	(158)
Advance payments and amounts in excess of costs incurred	(222)
Below market contracts(1)	(155)
Other current liabilities	(298)
Long-term debt	(1,687)
Pension and other post-retirement benefit plan liabilities	(557)
Other non-current liabilities	(136)
Total liabilities assumed	(3,610)
Total purchase price	$7,742

(1)	Included in Other current liabilities.
Below market contracts represent liabilities on certain acquired programs where the expected costs at completion exceed the expected sales under contract. We measured these liabilities based on the estimated price to transfer the obligations to a market participant at the Merger date plus a reasonable profit margin. These liabilities will be reduced as the company incurs costs to complete its performance obligations on the underlying programs. This reduction will be included in sales and is estimated as follows: $52 million in 2018, $70 million in 2019, $32 million in 2020 and $1 million in 2021.
The following table presents a preliminary summary of purchased intangible assets and their related estimated useful lives:

	Fair Value (in millions)	Estimated Useful Life in Years
Customer contracts	$1,040	9
Commercial customer relationships	265	13
Total customer-related intangible assets	$1,305

NORTHROP GRUMMAN CORPORATION

The preliminary purchase price allocation resulted in the recognition of $6.3 billion of goodwill, a majority of which was allocated to the Innovation Systems sector (refer to Note 5). The goodwill recognized is attributable to expected revenue synergies generated by the integration of Aerospace Systems, Mission Systems and Technology Services products and technologies with those of legacy Orbital ATK, synergies resulting from the consolidation or elimination of certain costs, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Orbital ATK. None of the goodwill is expected to be deductible for tax purposes.
Supplemental Pro Forma Information
The following table presents unaudited pro forma financial information as if Orbital ATK had been included in our results as of January 1, 2017:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions, except per share amounts)	2018	2017	2018	2017
Sales	$8,078	$7,555	$16,078	$15,039
Net earnings	791	572	1,615	1,225
Basic earnings per share	4.53	3.28	9.26	7.01
Diluted earnings per share	4.51	3.26	9.21	6.97
The unaudited supplemental pro forma financial data has been calculated after applying our accounting policies and adjusting the historical results of Orbital ATK with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2017. Significant pro forma adjustments include the following:

1.
The impact of the adoption of ASC Topic 606 on Orbital ATK’s historical sales of $2 million and $21 million, and cost of sales of $2 million and $9 million, for the three and six months ended June 30, 2017.

2.
The elimination of intercompany sales and costs of sales between the company and Orbital ATK of $33 million and $80 million for the three and six months ended June 30, 2018 and $35 million and $65 million for the three and six months ended June 30, 2017.

3.	The elimination of nonrecurring transaction costs incurred by the company and Orbital ATK in connection with the Merger of $64 million and $71 million for the three and six months ended June 30, 2018.

4.
The recognition of additional depreciation expense, net of removal of historical depreciation expense, of $7 million for the three and six months ended June 30, 2018, and $8 million and $10 million for the three and six months ended June 30, 2017, respectively, related to the step-up in fair value of acquired property, plant and equipment.

5.
Additional interest expense related to the debt issued to finance the Merger, including amortization of the debt issuance costs associated with the newly issued debt, of $66 million and $133 million for the three and six months ended June 30, 2017. Interest expense and amortization of debt issuance costs have been included in the company's historical financial statements since the date of issuance (October 12, 2017).

6.
The recognition of additional amortization expense, net of removal of historical amortization expense, of $34 million and $92 million for the three and six months ended June 30, 2018, respectively, and $65 million and $130 million for the three and six months ended June 30, 2017, respectively, related to the fair value of acquired intangible assets.

7.
The elimination of Orbital ATK's historical amortization of net actuarial losses and prior service credits and impact of the revised pension and other post-retirement net periodic benefit cost as determined under the company’s plan assumptions of $20 million and $51 million for the three and six months ended June 30, 2018 and $29 million and $54 million for the three and six months ended June 30, 2017.

The unaudited pro forma financial information does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the two companies. This pro forma financial information should not be considered indicative of the results that would have actually occurred if the acquisition had been consummated on January 1, 2017, nor are they indicative of future results.

NORTHROP GRUMMAN CORPORATION

3.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share primarily include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.9 million shares and 1.0 million shares for the three and six months ended June 30, 2018, respectively. The dilutive effect of these securities totaled 1.0 million and 1.1 million shares for the three and six months ended June 30, 2017, respectively.
Share Repurchases
On September 16, 2015, the company’s board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock (the “2015 Repurchase Program”). Repurchases under the 2015 Repurchase Program commenced in March 2016. As of June 30, 2018, repurchases under the 2015 Repurchase Program totaled $1.7 billion; $2.3 billion remained under this share repurchase authorization. By its terms, the 2015 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Six Months Ended June 30
					2018	2017
September 16, 2015	$4,000	7.6	$224.82		0.2	1.5

(1)	Includes commissions paid.
Dividends on Common Stock
In May 2018, the company increased the quarterly common stock dividend 9 percent to $1.20 per share from the previous amount of $1.10 per share.
In January 2018, the company increased the quarterly common stock dividend 10 percent to $1.10 per share from the previous amount of $1.00 per share.
In May 2017, the company increased the quarterly common stock dividend 11 percent to $1.00 per share from the previous amount of $0.90 per share.
4.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2018	2017	2018	2017
Federal and foreign income tax expense	$160	$257	$292	$395
Effective income tax rate	18.8%	31.7%	17.0%	24.7%
Current Quarter
The company’s effective tax rate of 18.8 percent for the three months ended June 30, 2018 was lower as compared with the same period in 2017 principally due to the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent as a result of the 2017 Tax Act. In addition, the company’s effective tax rate for the three months ended June 30, 2018 was lower than the statutory tax rate principally due to $22 million of tax benefits associated with research credits.

NORTHROP GRUMMAN CORPORATION

Year to Date
The company’s effective tax rate of 17.0 percent for the six months ended June 30, 2018 was lower as compared with the same period in 2017 principally due to the reduction of the U.S. corporate income tax rate described above. Both periods reflect comparable tax benefits associated with research credits. In addition, the company’s effective tax rate for the six months ended June 30, 2018 includes $26 million of excess tax benefits related to employee share-based compensation. The company’s effective tax rate for the six months ended June 30, 2017 included $47 million of excess tax benefits related to employee share-based compensation, a $42 million benefit recognized in connection with the Congressional Joint Committee on Taxation’s approval of the Internal Revenue Service (IRS) examination of the company’s 2012-2013 tax returns and $31 million of tax benefits associated with domestic manufacturing deductions.
In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act includes a number of changes to previous U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The company recognized the income tax effects of the 2017 Tax Act in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. During the six months ended June 30, 2018, the company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act as the company is continuing to collect the information necessary to complete those calculations. We expect to finalize our analysis in the second half of the year as we complete our federal and state tax returns.
In connection with the Merger, the company has initially recognized an increase in unrecognized tax benefits of approximately $150 million for matters associated with Innovation Systems, principally related to federal and state research credits. In addition, in the second quarter of 2018, we increased our unrecognized tax benefits related to our methods of accounting associated with the 2017 Tax Act by approximately $50 million and it is reasonably possible that within the next twelve months those unrecognized tax benefits may increase by up to an additional $100 million.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Northrop Grumman 2014-2015 federal tax returns and refund claims related to its 2007-2011 federal tax returns are currently under IRS examination. The company believes it is reasonably possible that within the next twelve months we may resolve certain matters related to the examination of the 2014-2015 tax years, which may result in reductions of our unrecognized tax benefits up to $115 million and income tax expense up to $30 million. In addition, Innovation Systems federal tax returns for the year ended March 31, 2015 and nine-month transition period ended December 31, 2015 are currently under IRS examination. The company believes it is reasonably possible that within the next twelve months we may resolve certain matters related to the examination of these periods, which may result in reductions of our unrecognized tax benefits up to $35 million and income tax expense up to $30 million.
5. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
As discussed in Note 2, Innovation Systems was established as a new, fourth business sector of the company. The Merger resulted in the recognition of $6.3 billion of goodwill, a majority of which was allocated to the Innovation Systems sector. A portion of this goodwill was allocated to the company’s other sectors based on expected revenue synergies generated by the integration of their products and technologies with those of Innovation Systems. The amount of goodwill recognized and allocated to the sectors is subject to change, pending the final determination of the fair value of assets acquired and liabilities assumed in connection with the Merger (see Note 2).
Changes in the carrying amounts of goodwill were as follows:

$ in millions	Aerospace Systems	Innovation Systems	Mission Systems	Technology Services	Total
Balance as of December 31, 2017	$3,742	$—	$6,696	$2,017	$12,455
Acquisition of Orbital ATK	418	5,329	469	79	6,295
Other(1)	—	—	(1)	(2)	(3)
Balance as of June 30, 2018	$4,160	$5,329	$7,164	$2,094	$18,747

(1)	Other consists primarily of adjustments for foreign currency translation.

NORTHROP GRUMMAN CORPORATION

Accumulated goodwill impairment losses at June 30, 2018 and December 31, 2017, totaled $570 million at the Aerospace Systems segment.
Purchased Intangible Assets
Net customer-related and other intangible assets, including the preliminary fair value of purchased intangible assets acquired in the Merger, are as follows:

	June 30, 2018	December 31, 2017
$ in millions
Gross customer-related and other intangible assets	$3,138	$1,833
Less accumulated amortization	(1,809)	(1,781)
Net customer-related and other intangible assets	$1,329	$52
Amortization expense for the three and six months ended June 30, 2018 was $24 million and $28 million, respectively, and was $3 million and $7 million for the three and six months ended June 30, 2017, respectively. The company’s customer-related intangible assets are amortized over their respective useful lives based on the pattern in which the future economic benefits of the intangible assets are expected to be consumed. Other purchased intangible assets are amortized on a straight-line basis. The company’s purchased intangible assets are being amortized over an aggregate weighted-average period of 12 years. As of June 30, 2018, the expected future amortization of purchased intangibles for each of the next five years is as follows:

$ in millions
2018 (remainder of year)	$162
2019	284
2020	232
2021	150
2022	105
The company’s expected future amortization expense is subject to change, pending the final determination of the fair value of intangible assets acquired in the Merger (see Note 2).
6.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The company holds a portfolio of marketable securities consisting of securities to partially fund non-qualified employee benefit plans. A portion of these securities are held in common/collective trust funds and are measured at fair value using net asset value (NAV) per share as a practical expedient; and therefore are not required to be categorized in the fair value hierarchy table below. Marketable securities are included in Other non-current assets in the unaudited condensed consolidated statements of financial position.
The company's derivative portfolio consists primarily of commodity forward contracts and foreign currency forward contracts. As a result of the Merger, the company assumed commodity forward contracts, which Innovation Systems periodically uses to hedge forecasted purchases of certain commodities. The contracts generally establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of such commodity purchases. Commodity derivatives are valued based on prices of future exchanges and recently reported transactions in the marketplace. For foreign currency forward contracts, where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rates.

NORTHROP GRUMMAN CORPORATION

The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	June 30, 2018			December 31, 2017
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets (Liabilities)
Marketable securities	$350	$—	$350	$352	$1	$353
Marketable securities valued using NAV	—	—	14	—	—	—
Total marketable securities	350	—	364	352	1	353
Derivatives	—	(5)	(5)	—	—	—
At June 30, 2018, the company had commodity forward contracts outstanding that hedge forecasted commodity purchases of 17 million pounds of copper and 6 million pounds of zinc. Gains or losses on the commodity forward contracts are recognized in cost of sales as the performance obligations on related contracts are satisfied.
The notional value of the company’s foreign currency forward contracts at June 30, 2018 and December 31, 2017 was $114 million and $89 million, respectively. The portion of notional value designated as a cash flow hedge at June 30, 2018 and December 31, 2017 was $4 million and $8 million, respectively.
The derivative fair values and related unrealized gains/losses at June 30, 2018 and December 31, 2017 were not material.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2018.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $15.1 billion and $16.0 billion as of June 30, 2018 and December 31, 2017, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The carrying value of long-term debt was $15.1 billion and $15.3 billion as of June 30, 2018 and December 31, 2017, respectively. The current portion of long-term debt is recorded in other current liabilities in the unaudited condensed consolidated statements of financial position.
In connection with the Merger, the company assumed $1.7 billion of long-term debt, of which $700 million remained outstanding as of June 30, 2018 (refer to Note 2). This long-term debt was comprised of $300 million in 5.25 percent senior notes with a maturity date of 2021 (the “2021 Notes”) and $400 million in 5.50 percent senior notes with a maturity date of 2023 (the “2023 Notes”).
Subsequent Event
On July 19, 2018, the company fully redeemed the 2021 and 2023 Notes.
7.    INVESTIGATIONS, CLAIMS AND LITIGATION
Litigation
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company’s lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False

NORTHROP GRUMMAN CORPORATION

Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney’s fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On December 19, 2014, the company filed a motion for partial summary judgment asking the court to dismiss the principal counterclaim referenced above. On June 29, 2015, the Court heard argument and denied that motion without prejudice to filing a later motion to dismiss. On February 16, 2018, both the company and the United States filed motions to dismiss many of the claims and counterclaims in whole or in part. The United States also filed a motion seeking to amend its answer and counterclaim, including to reduce its counterclaim to approximately $193 million, which the court granted on June 11, 2018. Although the ultimate outcome of these matters (“the FSS matters,” collectively), including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $29 million as of June 30, 2018), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $23 million as of June 30, 2018) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $6 million as of June 30, 2018). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $36 million as of June 30, 2018), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. At some future point, the court is expected to issue a decision on the parties’ claims and counterclaims that could accept or reject, in whole or in part, the expert’s recommended findings.
The company previously identified and disclosed to the U.S. government various issues relating primarily to time-charging practices of some employees working on a particular program with remote deployments. The Department of Justice is continuing to investigate this matter, the company is cooperating, and the parties are in discussions. Depending upon the ultimate outcome of this matter, the company could be subject to damages, civil and criminal fines, penalties or other sanctions, and suspension or debarment actions; however, we cannot at this point predict the outcome.
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, we have worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. We have incurred, and expect to continue to incur, as included in Note 8, substantial remediation costs related to these environmental conditions. The remediation standards or requirements to which we are subject may change and costs may increase materially. The State of New York has notified us that it intends to seek to impose additional remedial requirements and, among other things, is evaluating natural resource damages. In addition, we are and may become a party to various legal proceedings and disputes related to remediation and/or alleged environmental impacts in Bethpage, including with federal and state entities, local municipalities and water districts, insurance carriers and class action plaintiffs. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages (including natural resource damages), determinations on allocation, allowability and coverage, and non-monetary relief. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.

NORTHROP GRUMMAN CORPORATION

On August 12, 2016, a putative class action complaint, naming Orbital ATK and two of its then-officers as defendants, Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN), was filed in the United States District Court for the Eastern District of Virginia. The complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, allegedly arising out of false and misleading statements and the failure to disclose that: (i) Orbital ATK lacked effective control over financial reporting; and (ii) as a result, it failed to record an anticipated loss on a long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017 and October 10, 2017, the plaintiffs filed amended complaints naming additional defendants and asserting claims for alleged violations of additional sections of the Exchange Act and alleged false and misleading statements in Orbital ATK’s Form S-4 filed in connection with the Orbital-ATK Merger. The complaint seeks damages, reasonable costs and expenses at trial, including counsel and expert fees, and such other relief as deemed appropriate by the Court. Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends vigorously to defend the matter.
The SEC is investigating Orbital ATK’s historical accounting practices relating to the restatement of Orbital’s unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 described in the Transition Report on Form 10-K for the nine-month period ending December 31, 2015 previously filed on March 15, 2016. The SEC is also investigating matters relating to a voluntary disclosure Orbital ATK made concerning the restatement described in Orbital ATK’s Form 10-K/A for the nine-month period ending December 31, 2015 filed on February 24, 2017. Although the ultimate outcome of these matters, including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends to continue to cooperate with the SEC.
The company is a party to various other investigations, lawsuits, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2018, or its annual results of operations and/or cash flows.
8.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2018, or its annual results of operations and/or cash flows.
Environmental Matters
The table below summarizes management’s estimate of the range of reasonably possible future costs for environmental remediation, the amount accrued within that range, and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of June 30, 2018 and December 31, 2017:

$ in millions	Range of Reasonably Possible Future Costs(1)	Accrued Costs(2)	Deferred Costs(3)
June 30, 2018	$453 - $836	$463	$236
December 31, 2017	405 - 792	410	207

(1)
Estimated remediation costs are not discounted to present value. The range of reasonably possible future costs does not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.

(2) As of June 30, 2018, $155 million is recorded in other current liabilities and $308 million is recorded in other non-current liabilities.
(3) As of June 30, 2018, $79 million is deferred in prepaid expenses and other current assets and $157 million is deferred in other non-current assets. These amounts are evaluated for recoverability on a routine basis.

NORTHROP GRUMMAN CORPORATION

As a result of the Merger, we assumed certain environmental remediation liabilities that are included in the accrued costs above, along with the related deferred costs expected to be recoverable on U.S. government contracts.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2018, or its annual results of operations and/or cash flows. With respect to Bethpage, as described in Note 7, we cannot at this time estimate the range of reasonably possible additional future costs that could result from potential changes to remediation standards or requirements to which we are subject.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2018, there were $395 million of stand-by letters of credit and guarantees and $211 million of surety bonds outstanding.
Indemnifications
The company has provided indemnification for certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2018, or its annual results of operations and/or cash flows.
Operating Leases
Rental expense for operating leases for the three and six months ended June 30, 2018 was $81 million and $173 million, respectively, and was $65 million and $154 million for the three and six months ended June 30, 2017, respectively. These amounts are net of immaterial amounts of sublease rental income.
Credit Facilities
In December 2016, a subsidiary of the company entered into a two-year credit facility, with two additional one-year option periods, in an aggregate principal amount of £120 million (the equivalent of approximately $159 million as of June 30, 2018) (the “2016 Credit Agreement”). The company exercised the first option to extend the maturity to December 2019. The 2016 Credit Agreement is guaranteed by the company. At June 30, 2018, there was £90 million (the equivalent of approximately $119 million) outstanding under this facility, which bears interest at a rate of LIBOR plus 1.10 percent. All of the borrowings outstanding under this facility mature less than one year from the date of issuance, but may be renewed under the terms of the facility. Based on our intent and ability to refinance the obligations on a long-term basis, substantially all of the borrowings are classified as non-current.
The company also maintains a five-year unsecured credit facility in an aggregate principal amount of $1.6 billion that matures in July 2020. At June 30, 2018, there was no balance outstanding under this facility.
At June 30, 2018, the company was in compliance with all covenants under its credit agreements.
Commercial Paper
In May 2018, the company commenced a commercial paper program that serves as a source of short-term financing. Under this program, the company may issue up to $750 million of unsecured commercial paper notes. The commercial paper notes outstanding have original maturities of 90 days or less from the date of issuance. At June 30, 2018, there were $249 million of outstanding short-term commercial paper borrowings at a weighted-average interest rate of 2.46 percent.

NORTHROP GRUMMAN CORPORATION

9.    RETIREMENT BENEFITS
The cost to the company of its retirement plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2018	2017	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$100	$97	$5	$6	$199	$194	$10	$11
Interest cost	300	312	19	21	590	625	38	42
Expected return on plan assets	(544)	(472)	(24)	(23)	(1,073)	(943)	(49)	(45)
Amortization of:
Prior service credit	(14)	(14)	(6)	(6)	(29)	(29)	(11)	(11)
Net loss from previous years	133	191	—	4	267	382	—	7
Net periodic benefit cost	$(25)	$114	$(6)	$2	$(46)	$229	$(12)	$4
Changes in Presentation
As discussed in Note 1, we adopted ASU 2017-07 on January 1, 2018 using the retrospective method, which changed the financial statement presentation of service costs and the other components of net periodic benefit cost. The service cost component continues to be included in operating income; however, the other components are now presented in Net FAS (non-service) pension benefit (expense) in the unaudited condensed consolidated statements of earnings and comprehensive income. In addition, interest on service cost and plan administrative expenses which, in some cases, have historically been included in service cost are now consistently presented in the interest cost and amortization of net actuarial loss components, respectively. As a result, the company reclassified interest on service cost of $4 million and $8 million and plan administrative expenses of $13 million and $26 million from service cost to the interest cost and amortization of net actuarial loss components, respectively, for its pension plans in the three and six months ended June 30, 2017, respectively, to conform to the current year presentation. For the company’s medical and life benefit plans, plan administrative expenses of $1 million and $2 million were reclassified from service cost to the amortization of net actuarial loss component for the three and six months ended June 30, 2017, respectively, to conform to the current year presentation. This change in presentation had no impact on net periodic benefit cost.
Employer Contributions
The company sponsors defined benefit pension and post-retirement plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, including making voluntary contributions from time to time.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2018	2017	2018	2017
Defined benefit pension plans	$23	$28	$45	$51
Medical and life benefit plans	11	13	22	24
Defined contribution plans	88	77	192	176

NORTHROP GRUMMAN CORPORATION

10.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company's long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2018	2017
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.3
Grant date aggregate fair value	$114	$91
RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of financial metrics over a three-year period.
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Six Months Ended June 30
$ in millions	2018	2017
Minimum aggregate payout amount	$36	$35
Maximum aggregate payout amount	205	198
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of financial metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION

11.    SEGMENT INFORMATION
The company is aligned in four operating sectors, which also comprise our reportable segments: Aerospace Systems, Innovation Systems, Mission Systems and Technology Services.
The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2018	2017	2018	2017
Sales
Aerospace Systems	$3,337	$3,003	$6,617	$5,987
Innovation Systems	400	—	400	—
Mission Systems	2,874	2,859	5,757	5,659
Technology Services	1,048	1,162	2,192	2,352
Intersegment eliminations	(540)	(551)	(1,112)	(1,115)
Total sales	7,119	6,473	13,854	12,883
Operating income
Aerospace Systems	357	320	698	643
Innovation Systems	39	—	39	—
Mission Systems	352	384	723	743
Technology Services	95	125	217	254
Intersegment eliminations	(64)	(70)	(136)	(140)
Total segment operating income	779	759	1,541	1,500
Net FAS (service)/CAS pension adjustment	137	154	264	308
Unallocated corporate expense	(92)	(39)	(126)	(71)
Other	(1)	(1)	(2)	(2)
Total operating income	$823	$873	$1,677	$1,735
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
Unallocated Corporate Expense
Unallocated corporate expense includes the portion of corporate costs not considered allowable or allocable under applicable CAS or FAR, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, compensation, retiree benefits and other corporate unallowable costs. Unallocated corporate expense also includes costs not considered part of management’s evaluation of segment operating performance, such as amortization of purchased intangible assets.

NORTHROP GRUMMAN CORPORATION

Disaggregation of Revenue

Sales by Customer Type	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aerospace Systems
U.S. Government (1)	$2,799	84%	$2,616	87%	$5,707	86%	$5,169	86%
International (2)	449	13%	272	9%	720	11%	581	10%
Other Customers	38	1%	40	1%	80	1%	78	1%
Intersegment sales	51	2%	75	3%	110	2%	159	3%
Aerospace Systems sales	3,337	100%	3,003	100%	6,617	100%	5,987	100%
Innovation Systems
U.S. Government (1)	265	66%	—	—	265	66%	—	—
International (2)	92	23%	—	—	92	23%	—	—
Other Customers	30	8%	—	—	30	8%	—	—
Intersegment sales	13	3%	—	—	13	3%	—	—
Innovation Systems sales	400	100%	—	—	400	100%	—	—
Mission Systems
U.S. Government (1)	2,155	75%	2,227	78%	4,345	76%	4,413	78%
International (2)	391	14%	353	12%	770	13%	707	12%
Other Customers	34	1%	33	1%	64	1%	54	1%
Intersegment sales	294	10%	246	9%	578	10%	485	9%
Mission Systems sales	2,874	100%	2,859	100%	5,757	100%	5,659	100%
Technology Services
U.S. Government (1)	597	57%	672	58%	1,199	54%	1,308	56%
International (2)	193	18%	168	14%	413	19%	377	16%
Other Customers	76	7%	92	8%	169	8%	196	8%
Intersegment sales	182	18%	230	20%	411	19%	471	20%
Technology Services sales	1,048	100%	1,162	100%	2,192	100%	2,352	100%
Total
U.S. Government (1)	5,816	82%	5,515	85%	11,516	83%	10,890	84%
International (2)	1,125	16%	793	12%	1,995	15%	1,665	13%
Other Customers	178	2%	165	3%	343	2%	328	3%
Total Sales	$7,119	100%	$6,473	100%	$13,854	100%	$12,883	100%

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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aerospace Systems
Cost-type	$1,934	59%	$1,840	63%	$3,836	59%	$3,667	63%
Fixed-price	1,352	41%	1,088	37%	2,671	41%	2,161	37%
Intersegment sales	51		75		110		159
Aerospace System sales	3,337		3,003		6,617		5,987
Innovation Systems
Cost-type	99	26%	—	—	99	26%	—	—
Fixed-price	288	74%	—	—	288	74%	—	—
Intersegment sales	13		—		13		—
Innovation System sales	400		—		400		—
Mission Systems
Cost-type	1,207	47%	1,353	52%	2,486	48%	2,669	52%
Fixed-price	1,373	53%	1,260	48%	2,693	52%	2,505	48%
Intersegment sales	294		246		578		485
Mission System sales	2,874		2,859		5,757		5,659
Technology Services
Cost-type	385	44%	404	43%	822	46%	849	45%
Fixed-price	481	56%	528	57%	959	54%	1,032	55%
Intersegment sales	182		230		411		471
Technology Services sales	1,048		1,162		2,192		2,352
Total
Cost-type	3,625	51%	3,597	56%	7,243	52%	7,185	56%
Fixed-price	3,494	49%	2,876	44%	6,611	48%	5,698	44%
Total Sales	$7,119		$6,473		$13,854		$12,883

(1)	Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aerospace Systems
United States	$2,837	86%	$2,656	91%	$5,787	89%	$5,247	90%
Asia/Pacific	249	8%	157	5%	378	6%	345	6%
All other (1)	200	6%	115	4%	342	5%	236	4%
Intersegment sales	51		75		110		159
Aerospace Systems sales	3,337		3,003		6,617		5,987
Innovation Systems
United States	296	77%	—	—	296	77%	—	—
Asia/Pacific	24	6%	—	—	24	6%	—	—
All other (1)	67	17%	—	—	67	17%	—	—
Intersegment sales	13		—		13		—
Innovation Systems sales	400		—		400		—
Mission Systems
United States	2,193	85%	2,261	86%	4,413	85%	4,468	86%
Asia/Pacific	160	6%	155	6%	313	6%	309	6%
All other (1)	227	9%	197	8%	453	9%	397	8%
Intersegment sales	294		246		578		485
Mission Systems sales	2,874		2,859		5,757		5,659
Technology Services
United States	673	78%	764	82%	1,368	77%	1,505	80%
Asia/Pacific	36	4%	28	3%	68	4%	74	4%
All other (1)	157	18%	140	15%	345	19%	302	16%
Intersegment sales	182		230		411		471
Technology Services sales	1,048		1,162		2,192		2,352
Total
United States	5,999	84%	5,681	88%	11,864	85%	11,220	87%
Asia/Pacific	469	7%	340	5%	783	6%	728	6%
All other (1)	651	9%	452	7%	1,207	9%	935	7%
Total Sales	$7,119	100%	$6,473	100%	$13,854	100%	$12,883	100%

(1)	All other principally comprised of Europe and Middle East.

(2)	Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

12.    RECAST 2017 FINANCIAL INFORMATION
Our prior period financial statements were recast for the retrospective adoption of ASC Topic 606 and ASU 2017-07 as described in Note 1. The following tables summarize the effects of adopting these accounting standards on our unaudited condensed consolidated statement of earnings and comprehensive income for the three and six months ended June 30, 2017 and unaudited condensed consolidated statement of financial position as of December 31, 2017. The adoption of ASC Topic 606 did not have a material impact on our unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity for the six months ended June 30, 2017.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30, 2017
	As Reported	Effect of the Adoption of		As Adjusted
$ in millions, except per share amounts		ASC Topic 606	ASU 2017-07
Sales
Product	$3,916	$121	$—	$4,037
Service	2,459	(23)	—	2,436
Total sales	6,375	98	—	6,473
Operating costs and expenses
Product	2,958	87	(8)	3,037
Service	1,896	(14)	(5)	1,877
General and administrative expenses	666	20	—	686
Operating income	855	5	13	873
Other (expense) income
Interest expense	(76)	—	—	(76)
Net FAS (non-service) pension benefit (expense)	—	—	(17)	(17)
Other, net	28	—	4	32
Earnings before income taxes	807	5	—	812
Federal and foreign income tax expense	255	2	—	257
Net earnings	552	3	—	555

Basic earnings per share	$3.16	$0.02	$—	$3.18
Weighted-average common shares outstanding, in millions	174.5	—	—	174.5
Diluted earnings per share	$3.15	$0.01	$—	$3.16
Weighted-average diluted shares outstanding, in millions	175.5	—	—	175.5

Net earnings (from above)	$552	$3	$—	$555
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	102	—	—	102
Change in cumulative translation adjustment	(4)	—	—	(4)
Other, net	1	—	—	1
Other comprehensive income, net of tax	99	—	—	99
Comprehensive income	$651	$3	$—	$654

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30, 2017
	As Reported	Effect of the Adoption of		As Adjusted
$ in millions, except per share amounts		ASC Topic 606	ASU 2017-07
Sales
Product	$7,750	$284	$—	$8,034
Service	4,892	(43)	—	4,849
Total sales	12,642	241	—	12,883
Operating costs and expenses
Product	5,829	208	(17)	6,020
Service	3,783	(28)	(11)	3,744
General and administrative expenses	1,343	41	—	1,384
Operating income	1,687	20	28	1,735
Other (expense) income
Interest expense	(151)	—	—	(151)
Net FAS (non-service) pension benefit (expense)	—	—	(35)	(35)
Other, net	44	—	7	51
Earnings before income taxes	1,580	20	—	1,600
Federal and foreign income tax expense	388	7	—	395
Net earnings	1,192	13	—	1,205

Basic earnings per share	$6.82	$0.08	$—	$6.90
Weighted-average common shares outstanding, in millions	174.7	—	—	174.7
Diluted earnings per share	$6.78	$0.07	$—	$6.85
Weighted-average diluted shares outstanding, in millions	175.8	—	—	175.8

Net earnings (from above)	$1,192	$13	$—	$1,205
Other comprehensive income
Change in unamortized benefit plan costs, net of tax	201	—	—	201
Change in cumulative translation adjustment	—	—	—	—
Other, net	3	—	—	3
Other comprehensive income, net of tax	204	—	—	204
Comprehensive income	$1,396	$13	$—	$1,409

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)

	December 31, 2017
	As Reported	Effect of the Adoption of		As Adjusted
$ in millions		ASC Topic 606	ASU 2017-07
Assets
Cash and cash equivalents	$11,225	$—	$—	$11,225
Accounts receivable, net	829	225	—	1,054
Unbilled receivables, net	3,147	318	—	3,465
Inventoried costs, net	780	(382)	—	398
Prepaid expenses and other current assets	368	77	—	445
Total current assets	16,349	238	—	16,587
Property, plant and equipment, net of accumulated depreciation of $5,066 for 2017	4,225	—	—	4,225
Goodwill	12,455	—	—	12,455
Deferred tax assets	475	(28)	—	447
Intangible assets, net	52	—	—	52
Other non-current assets	1,361	1	—	1,362
Total assets	$34,917	$211	$—	$35,128

Liabilities
Trade accounts payable	$1,661	$—	$—	$1,661
Accrued employee compensation	1,382	—	—	1,382
Advance payments and amounts in excess of costs incurred	1,617	144	—	1,761
Other current liabilities	2,305	(17)	—	2,288
Total current liabilities	6,965	127	—	7,092
Long-term debt, net of current portion of $867 for 2017	14,399	—	—	14,399
Pension and other post-retirement benefit plan liabilities	5,511	—	—	5,511
Other non-current liabilities	994	—	—	994
Total liabilities	27,869	127	—	27,996

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2017—174,085,619	174	—	—	174
Paid-in capital	44	—	—	44
Retained earnings	11,548	84	—	11,632
Accumulated other comprehensive loss	(4,718)	—	—	(4,718)
Total shareholders’ equity	7,048	84	—	7,132
Total liabilities and shareholders’ equity	$34,917	$211	$—	$35,128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2018, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2017, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the change in the Company’s method of accounting for revenue transactions, (not presented herein); and in our report dated January 29, 2018, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 and presented in Note 12 that were applied to retrospectively adjust the December 31, 2017 consolidated statement of financial position of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position in deriving the accompanying retrospectively adjusted condensed consolidated statement of financial position as of December 31, 2017.
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
July 24, 2018

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global security company. We offer a broad portfolio of capabilities and technologies that enable us to deliver innovative products, systems and solutions for applications that range from undersea to outer space and into cyberspace. We provide products, systems and solutions in autonomous systems; cyber; command, control, communications and computers, intelligence, surveillance and reconnaissance (C4ISR); space; strike; and logistics and modernization. We participate in many high-priority defense and government programs in the United States (U.S.) and abroad. We conduct most of our business with the U.S. government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state and local governments, as well as commercial customers.
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
Acquisition of Orbital ATK
On June 6, 2018 (the “Merger date”), the company completed its previously announced acquisition of Orbital ATK, a global leader in aerospace and defense technologies, by acquiring all of the outstanding shares of Orbital ATK for a purchase price of $7.7 billion in cash. On the Merger date, Orbital ATK became a wholly-owned subsidiary of the company and its name was changed to Northrop Grumman Innovation Systems, Inc. We established Innovation Systems as a new, fourth business sector, whose main products include launch vehicles and related propulsion systems; missile products, subsystems and defense electronics; precision weapons, armament systems and ammunition; satellites and associated space components and services; and advanced aerospace structures. The acquisition was financed with proceeds from the company’s debt financing completed in October 2017 and cash on hand. We believe this acquisition will enable us to broaden our capabilities and offerings, provide additional innovative solutions to meet our customers’ emerging requirements, create value for shareholders and provide expanded opportunities for our combined employees. See Note 2 to the financial statements for further information regarding the acquisition of Orbital ATK.
Global Security and Economic Environment
The following is an update of events relating to the global security and economic environment since the filing of our 2017 Annual Report on Form 10-K.
The global security, geopolitical and economic environment continues to be impacted by uncertainty. During the second quarter, the environment continued to be characterized by global and regional security threats from state and non-state actors as well as terrorist organizations and diverse regional security concerns. Additionally, economic tensions and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could impact the global market for defense products, services and solutions.
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

NORTHROP GRUMMAN CORPORATION

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
In evaluating our operating performance, we look primarily at changes in sales and operating income. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations below first focuses on our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, while changes in margin rates are generally described in terms of performance and/or contract mix. For purposes of this discussion, volume generally refers to increases or decreases in sales or cost from production/service activity levels. Performance generally refers to non-volume related changes in profitability. Contract mix generally refers to changes in the ratio of contract type and/or lifecycle (e.g., cost-type, fixed-price, development, production, and/or sustainment).
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions, except per share amounts	2018	2017	Change	2018	2017	Change
Sales	$7,119	$6,473	10%	$13,854	$12,883	8%
Operating costs and expenses	6,296	5,600	12%	12,177	11,148	9%
Operating costs and expenses as a % of sales	88.4%	86.5%		87.9%	86.5%
Operating income	823	873	(6)%	1,677	1,735	(3)%
Operating margin rate	11.6%	13.5%		12.1%	13.5%
Federal and foreign income tax expense	160	257	(38)%	292	395	(26)%
Effective income tax rate	18.8%	31.7%		17.0%	24.7%
Net earnings	689	555	24%	1,428	1,205	19%
Diluted earnings per share	$3.93	$3.16	24%	$8.14	$6.85	19%
Sales
Current Quarter
Sales for the three months ended June 30, 2018 increased $646 million, or 10 percent, as compared with the same period in 2017, primarily due to the addition of $400 million of sales from Innovation Systems and higher sales at Aerospace Systems, partially offset by lower sales at Technology Services.
Year to Date
Sales for the six months ended June 30, 2018 increased $971 million, or 8 percent, as compared with the same period in 2017, primarily due to higher sales at Aerospace Systems and the previously noted addition of sales from Innovation Systems.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 11 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.

NORTHROP GRUMMAN CORPORATION

Operating Income
Current Quarter
Operating income for the three months ended June 30, 2018 decreased $50 million, or 6 percent, as compared with the same period in 2017, due to a $53 million increase in unallocated corporate expense, largely related to costs associated with the Orbital ATK acquisition as described in “Segment Operating Results,” and a $17 million decrease in our net FAS (service)/CAS pension adjustment, partially offset by a $20 million increase in segment operating income. Higher operating costs and expenses as a percentage of sales reduced our operating margin rate to 11.6 percent from 13.5 percent in the prior year period and was principally driven by a lower segment operating margin rate as described in “Segment Operating Results,” the previously noted increase in unallocated corporate expense and the decrease in our net FAS (service)/CAS pension adjustment.
G&A as a percentage of sales for the three months ended June 30, 2018 decreased to 10.4 percent from 10.6 percent in the prior year period primarily due to higher sales.
Year to Date
Operating income for the six months ended June 30, 2018 decreased $58 million, or 3 percent, as compared with the same period in 2017, due to a $55 million increase in unallocated corporate expense, largely related to costs associated with the Orbital ATK acquisition as described in “Segment Operating Results,” and a $44 million decrease in our net FAS (service)/CAS pension adjustment, partially offset by a $41 million increase in segment operating income. Higher operating costs and expenses as a percentage of sales reduced our operating margin rate to 12.1 percent from 13.5 percent in the prior year period and was principally driven by a lower segment operating margin rate as described in “Segment Operating Results,” the previously noted increase in unallocated corporate expense and the decrease in our net FAS (service)/CAS pension adjustment.
G&A as a percentage of sales for the six months ended June 30, 2018 decreased to 10.5 percent from 10.7 percent in the prior year period and reflects higher sales and increased investment in future business opportunities.
For further information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter and Year to Date
Our effective tax rate for the three and six months ended June 30, 2018 was lower than the same periods in 2017, as discussed in Note 4 to the financial statements.
Net Earnings
Current Quarter
Net earnings for the three months ended June 30, 2018 increased $134 million, or 24 percent, as compared to the same period in 2017, primarily due to a $142 million increase in our net FAS (non-service) pension benefit, the lower effective tax rate described above, $24 million of higher interest income on short-term investments and $20 million of higher segment operating income. These increases were partially offset by $68 million of higher interest expense on long-term debt and the previously noted $53 million increase in unallocated corporate expense.
Year to Date
Net earnings for the six months ended June 30, 2018 increased $223 million, or 19 percent, as compared with the same period in 2017, primarily due to a $280 million increase in our net FAS (non-service) pension benefit, the lower effective tax rate described above, $55 million of higher interest income on short-term investments and $41 million of higher segment operating income. These increases were partially offset by $136 million of higher interest expense on long-term debt and the previously noted $55 million increase in unallocated corporate expense.
Diluted Earnings Per Share
Current Quarter
Diluted earnings per share for the three months ended June 30, 2018 increased $0.77, or 24 percent, as compared with the same period in 2017, primarily due to the 24 percent increase in net earnings discussed above.
Year to Date
Diluted earnings per share for the six months ended June 30, 2018 increased $1.29, or 19 percent, as compared with the same period in 2017, primarily due to the 19 percent increase in net earnings discussed above.

NORTHROP GRUMMAN CORPORATION

SEGMENT OPERATING RESULTS
Basis of Presentation
The company is aligned in four operating sectors, which also comprise our reportable segments: Aerospace Systems, Innovation Systems, Mission Systems and Technology Services. As described above, on the effective date of the Merger, we established Innovation Systems as a new, fourth business sector. The segment operating results below include sales and operating income for Innovation Systems subsequent to the Merger date.
We present our sectors in the following business areas, which are reported in a manner reflecting core capabilities:

Aerospace Systems	Innovation Systems	Mission Systems	Technology Services
Autonomous Systems	Flight Systems	Sensors and Processing	Global Logistics and Modernization
Manned Aircraft	Defense Systems	Cyber and ISR	Advanced Defense Services
Space	Space Systems	Advanced Capabilities	System Modernization and Services
This section discusses segment sales, operating income and operating margin rates. A reconciliation of segment operating income to total operating income is provided below.
Segment Operating Income and Margin Rate
Segment operating income, as reconciled in the Reconciliation of Segment Operating Income to Total Operating Income section below, is a non-GAAP (accounting principles generally accepted in the United States of America) measure that reflects total earnings from our four segments, including allocated pension expense recognized under CAS, and excluding unallocated corporate items and FAS pension expense. This measure may be useful to investors and other users of our financial statements as a supplemental measure in evaluating the financial performance and operational trends of our sectors. This measure may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP.

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2018	2017	Change	2018	2017	Change
Segment operating income	$779	$759	3%	$1,541	$1,500	3%
Segment operating margin rate	10.9%	11.7%		11.1%	11.6%
Current Quarter
Segment operating income for the three months ended June 30, 2018 increased $20 million, or 3 percent, as compared with the same period in 2017, and includes $69 million of favorable EAC adjustments on multiple restricted programs at Aerospace Systems and the addition of $39 million of operating income from Innovation Systems. Second quarter 2017 segment operating income included $54 million recognized in connection with a claim related to certain costs incurred in prior years (the “Cost Claim”). Segment operating margin rate decreased principally due to a lower segment margin rate at Mission Systems and Technology Services.

NORTHROP GRUMMAN CORPORATION

Year to Date
Segment operating income for the six months ended June 30, 2018 increased $41 million, or 3 percent, as compared with the same period in 2017, and includes $69 million of favorable EAC adjustments on multiple restricted programs at Aerospace Systems and the addition of $39 million of operating income from Innovation Systems. Second quarter 2017 segment operating income included $54 million recognized in connection with the Cost Claim. Segment operating margin rate decreased principally due to a lower segment margin rate at Mission Systems and Technology Services.
Reconciliation of Segment Operating Income to Total Operating Income - The table below reconciles segment operating income to total operating income by including the impact of the net FAS (service)/CAS pension adjustment, as well as unallocated corporate expense (certain corporate-level costs, which are not considered allowable or allocable under applicable CAS or FAR, and costs not considered part of management’s evaluation of segment operating performance). See Note 11 to the financial statements for further information on the net FAS (service)/CAS pension adjustment and unallocated corporate expense.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2018	2017	2018	2017
Segment operating income	$779	$759	$1,541	$1,500
CAS pension expense	237	251	463	502
Less: FAS (service) pension expense	(100)	(97)	(199)	(194)
Net FAS (service)/CAS pension adjustment	137	154	264	308
Unallocated corporate expense	(92)	(39)	(126)	(71)
Other	(1)	(1)	(2)	(2)
Total operating income	$823	$873	$1,677	$1,735
Net FAS (service)/CAS Pension Adjustment
The decrease in our net FAS (service)/CAS pension adjustment for the three and six months ended June 30, 2018, as compared with the same period in 2017, is primarily due to lower CAS expense resulting from higher asset returns in 2017 and a change in our mortality assumption as of December 31, 2017.
Unallocated Corporate Expense
Unallocated corporate expense increased for the three and six months ended June 30, 2018, as compared with the same periods in 2017 primarily due to costs associated with the Orbital ATK acquisition, which included non-recurring transaction costs of $23 million and $29 million, respectively, and amortization expense of Innovation Systems purchased intangibles of $21 million for both periods.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2018	2017	2018	2017
Favorable EAC adjustments	$237	$170	$444	$352
Unfavorable EAC adjustments	(94)	(68)	(185)	(109)
Net EAC adjustments	$143	$102	$259	$243

NORTHROP GRUMMAN CORPORATION

Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2018	2017	2018	2017
Aerospace Systems	$95	$62	$149	$115
Innovation Systems(1)	—	—	—	—
Mission Systems(2)	50	27	95	89
Technology Services	(2)	15	20	46
Eliminations	—	(2)	(5)	(7)
Net EAC adjustments	$143	$102	$259	$243
(1) Innovation Systems had no net EAC adjustments during the period subsequent to the Merger date as the acquired contracts have been preliminarily recorded at their estimated fair value.
(2) During the three months ended June 30, 2018, Mission Systems recognized a forward loss provision on an Advanced Capabilities program. This forward loss provision is not included as an EAC adjustment above as it relates to cost growth for changes impacting unexercised fixed price options.
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AEROSPACE SYSTEMS	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2018	2017	Change	2018	2017	Change
Sales	$3,337	$3,003	11%	$6,617	$5,987	11%
Operating income	357	320	12%	698	643	9%
Operating margin rate	10.7%	10.7%		10.5%	10.7%
Current Quarter
Aerospace Systems sales for the three months ended June 30, 2018 increased $334 million, or 11 percent, as compared with the same period in 2017, due to higher volume on Manned Aircraft programs, as well as Autonomous Systems and Space programs. Manned Aircraft sales were driven by higher restricted and F-35 volume. Autonomous Systems sales reflect higher volume on several programs, partially offset by lower Global Hawk volume. Space sales reflect higher restricted and Ground Based Strategic Deterrent (GBSD) volume, partially offset by lower James Webb Space Telescope (JWST) and intercompany volume.
Operating income for the three months ended June 30, 2018 increased $37 million, or 12 percent, primarily due to higher sales. Operating margin rate was comparable with the prior period and reflects the previously noted $69 million of favorable EAC adjustments on multiple restricted programs, partially offset by an unfavorable EAC adjustment on JWST and a benefit recognized in the second quarter of 2017 in connection with the Cost Claim.
Year to Date
Aerospace Systems sales for the six months ended June 30, 2018 increased $630 million, or 11 percent, as compared with the same period in 2017, due to higher volume on Manned Aircraft programs, as well as Autonomous Systems and Space programs. Manned Aircraft sales were driven by higher restricted and F-35 volume. Autonomous Systems sales reflect higher volume on several programs, partially offset by lower Global Hawk volume. Space sales reflect higher restricted and GBSD volume, partially offset by lower intercompany and JWST volume.
Operating income for the six months ended June 30, 2018 increased $55 million, or 9 percent, as compared with the same period in 2017, primarily due to higher sales. Operating margin rate decreased to 10.5 percent from 10.7 percent primarily due to an unfavorable EAC adjustment on JWST, a benefit recognized in the second quarter of 2017 in connection with the Cost Claim and a non-programmatic benefit recognized during the first quarter of 2017. These decreases were partially offset by the previously noted $69 million of favorable EAC adjustments on multiple restricted programs.

NORTHROP GRUMMAN CORPORATION

INNOVATION SYSTEMS	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2018	2017	Change	2018	2017	Change
Sales	$400	$—	—	$400	$—	—
Operating income	39	—	—	39	—	—
Operating margin rate	9.8%	—		9.8%	—
Current Quarter & Year to Date
The sales and operating income above reflect the operating results of Innovation Systems subsequent to the Merger date.

MISSION SYSTEMS	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2018	2017	Change	2018	2017	Change
Sales	$2,874	$2,859	1%	$5,757	$5,659	2%
Operating income	352	384	(8)%	723	743	(3)%
Operating margin rate	12.2%	13.4%		12.6%	13.1%
Current Quarter
Mission Systems sales for the three months ended June 30, 2018 increased $15 million, or 1 percent, as compared with the same period in 2017, due to higher Sensors and Processing and Advanced Capabilities volume, partially offset by lower Cyber and ISR volume. Sensors and Processing sales increased principally due to higher volume on restricted programs, the Scalable Agile Beam Radar (SABR) program, F-35 and communications programs. Advanced Capabilities sales increased primarily due to higher volume on several programs, including the Integrated Air and Missile Defense Battle Command System (IBCS), partially offset by lower volume on the Joint National Integration Center Research and Development (JRDC) program and follow on activity. Cyber and ISR sales decreased primarily due to lower volume on restricted ISR programs.
Operating income for the three months ended June 30, 2018 decreased $32 million, or 8 percent, primarily due to a lower segment operating margin rate, which more than offset higher sales. Operating margin rate decreased to 12.2 percent from 13.4 percent primarily due to a benefit recognized in the second quarter of 2017 in connection with the Cost Claim and a forward loss provision recorded in 2018 on an Advanced Capabilities program, partially offset by improved performance on Sensors and Processing and Cyber and ISR programs.
Year to Date
Mission Systems sales for the six months ended June 30, 2018 increased $98 million, or 2 percent, as compared with the same period in 2017, due to higher Sensors and Processing and Advanced Capabilities volume, partially offset by lower Cyber and ISR volume. Sensors and Processing sales increased principally due to higher volume on electro-optical/infrared self-protection programs, restricted programs, F-35, communications programs and SABR. Advanced Capabilities sales increased primarily due to higher volume on several programs, including IBCS, partially offset by lower volume on JRDC. Cyber and ISR sales decreased primarily due to lower volume on restricted ISR programs.
Operating income for the six months ended June 30, 2018 decreased $20 million, or 3 percent, as compared with the same period in 2017, primarily due to a lower segment operating margin rate, which more than offset higher sales. Operating margin rate decreased to 12.6 percent from 13.1 percent principally due to a forward loss provision recorded on an Advanced Capabilities program.

NORTHROP GRUMMAN CORPORATION

TECHNOLOGY SERVICES	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2018	2017	Change	2018	2017	Change
Sales	$1,048	$1,162	(10)%	$2,192	$2,352	(7)%
Operating income	95	125	(24)%	217	254	(15)%
Operating margin rate	9.1%	10.8%		9.9%	10.8%
Current Quarter
Technology Services sales for the three months ended June 30, 2018 decreased $114 million, or 10 percent, as compared with the same period in 2017, due to lower volume on Advanced Defense Services and System Modernization and Services programs, partially offset by higher volume on Global Logistics and Modernization programs. Advanced Defense Services and System Modernization and Services sales decreased primarily due to the completion of several programs, including JRDC. Global Logistics and Modernization sales increased primarily due to higher volume for several programs, including the Special Electronic Mission Aircraft (SEMA) program and international activities, partially offset by lower volume from the KC-10 program as our contract nears completion.
Operating income for the three months ended June 30, 2018 decreased $30 million, or 24 percent, primarily due to a lower operating margin rate and lower sales. Operating margin rate decreased to 9.1 percent from 10.8 percent principally due to an unfavorable EAC adjustment recorded upon receipt of a notice of termination on the Virginia Information Technologies Agency (VITA) program and a benefit recognized in the second quarter of 2017 in connection with the Cost Claim.
Year to Date
Technology Services sales for the six months ended June 30, 2018 decreased $160 million, or 7 percent, as compared with the same period in 2017, due to lower volume on Advanced Defense Services and System Modernization and Services programs, partially offset by higher volume on Global Logistics and Modernization programs. Advanced Defense Services and System Modernization and Services sales decreased primarily due to the completion of several programs, including JRDC, partially offset by higher volume on the Saudi Arabian Ministry of National Guard Training Support program (through our interest in a joint venture for which we consolidate the financial results). Global Logistics and Modernization sales increased primarily due to higher volume for several programs, including SEMA, partially offset by lower volume from the KC-10 program as our contract nears completion.
Operating income for the six months ended June 30, 2018 decreased $37 million, or 15 percent, as compared with the same period in 2017, primarily due to a lower operating margin rate and lower sales. Operating margin rate decreased to 9.9 percent from 10.8 percent principally due to an unfavorable EAC adjustment recorded upon receipt of a notice of termination on the VITA program and a benefit recognized in the second quarter of 2017 in connection with the Cost Claim.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2018		2017		2018		2017
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,813	$2,514	$2,477	$2,213	$5,564	$4,979	$4,957	$4,417
Service	524	466	526	470	1,053	940	1,030	927
Innovation Systems
Product	354	317	—	—	354	317	—	—
Service	46	44	—	—	46	44	—	—
Mission Systems
Product	1,812	1,566	1,755	1,507	3,531	3,042	3,477	2,992
Service	1,062	956	1,104	968	2,226	1,992	2,182	1,924
Technology Services
Product	118	109	87	81	224	206	162	151
Service	930	844	1,075	956	1,968	1,769	2,190	1,947
Segment Totals
Total Product	$5,097	$4,506	$4,319	$3,801	$9,673	$8,544	$8,596	$7,560
Total Service	2,562	2,310	2,705	2,394	5,293	4,745	5,402	4,798
Intersegment eliminations	(540)	(476)	(551)	(481)	(1,112)	(976)	(1,115)	(975)
Total segment(1)	$7,119	$6,340	$6,473	$5,714	$13,854	$12,313	$12,883	$11,383

(1)	A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Product sales for the three months ended June 30, 2018 increased $778 million, or 18 percent, as compared with the same period in 2017. The increase was primarily due to higher restricted and F-35 volume at Aerospace Systems and the addition of sales from Innovation Systems.
Product costs for the three months ended June 30, 2018 increased $705 million, or 19 percent, as compared with the same period in 2017. The increase was consistent with the higher product sales described above and reflects a lower product margin at Mission Systems.
Year to Date
Product sales for the six months ended June 30, 2018 increased $1.1 billion, or 13 percent, as compared with the same period in 2017. The increase was primarily due to higher restricted and F-35 volume at Aerospace Systems and the addition of sales from Innovation Systems.
Product costs for the six months ended June 30, 2018 increased $984 million, or 13 percent, as compared with the same period in 2017, consistent with the change in product sales described above.

NORTHROP GRUMMAN CORPORATION

Service Sales and Costs
Current Quarter
Service sales for the three months ended June 30, 2018 decreased $143 million, or 5 percent, as compared with the same period in 2017. The decrease was primarily due to lower service sales at Technology Services principally due to the completion of several programs in 2017.
Service costs for the three months ended June 30, 2018 decreased $84 million, or 4 percent, as compared with the same period in 2017. The decrease was consistent with the lower service sales described above and reflects lower service margin rates at Mission Systems and Technology Services.
Year to Date
Service sales for the six months ended June 30, 2018 decreased $109 million, or 2 percent, as compared with the same period in 2017. The decrease was primarily driven by lower service sales at Technology Services principally due to the completion of several programs in 2017, partially offset by higher service volume on several Sensors and Processing programs at Mission Systems and the addition of sales from Innovation Systems.
Service costs for the six months ended June 30, 2018 decreased $53 million, or 1 percent, as compared with the same period in 2017. The decrease was consistent with the lower service sales described above and reflects lower service margin rates at Mission Systems and Technology Services.
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
Company backlog as of June 30, 2018 and December 31, 2017 was $52.2 billion and $42.6 billion, respectively. Backlog as of June 30, 2018 includes $8.7 billion of Innovation Systems backlog (approximately $500 million of legacy Orbital ATK backlog related to contracts with legacy Northrop Grumman sectors was eliminated in connection with the Merger). As discussed in Note 1 to the financial statements, we adopted ASC Topic 606 on January 1, 2018 using the full retrospective method and applied the transition practical expedient related to backlog for reporting periods presented before the date of initial application. However, for comparative purposes, we have recast our backlog as of December 31, 2017 to reflect the impact of adoption of ASC Topic 606.
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
Cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.

NORTHROP GRUMMAN CORPORATION

Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Six Months Ended June 30
$ in millions	2018	2017
Net earnings	$1,428	$1,205
Non-cash items(1)	317	216
Changes in assets and liabilities:
Trade working capital	(967)	(1,472)
Retiree benefits	(127)	165
Other, net	(13)	(46)
Net cash provided by operating activities	$638	$68

(1)	Includes depreciation and amortization, stock based compensation expense and deferred income taxes.
Net cash provided by operating activities for the six months ended June 30, 2018 increased $570 million, as compared with the same period in 2017, principally due to improved trade working capital performance.
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
The table below reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended June 30
$ in millions	2018	2017
Net cash provided by operating activities	$638	$68
Less: capital expenditures	(504)	(433)
Free cash flow	$134	$(365)
Free cash flow for the six months ended June 30, 2018 increased $499 million, as compared with the same period in 2017, principally due to the increase in net cash provided by operating activities described above, partially offset by higher capital expenditures at Aerospace Systems.
Investing Cash Flow
Net cash used in investing activities for the six months ended June 30, 2018 increased to $8.2 billion from $426 million in the prior year period principally due to $7.7 billion paid for the acquisition of Orbital ATK, net of cash acquired.
Financing Cash Flow
Net cash used in financing activities for the six months ended June 30, 2018 increased to $2.2 billion from $800 million in the prior year period. The increase was primarily due to $1.6 billion in debt repayments and $314 million in payments to credit facilities, partially offset by lower share repurchases and net borrowings of $249 million of commercial paper in 2018.
Credit Facilities, Commercial Paper and Financial Arrangements - See Note 8 to the financial statements for further information on our credit facilities, commercial paper and our use of standby letters of credit and guarantees.
Share Repurchases - See Note 3 to the financial statements for further information on our share repurchase programs.
Unsecured Senior Notes - See Note 6 to the financial statements for further information.

NORTHROP GRUMMAN CORPORATION

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Revenue Recognition
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
Other Purchased Intangible Assets
We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date. The most significant purchased intangible assets recognized from our acquisitions are generally customer-related intangible assets, including customer contracts and commercial customer relationships. We determine the fair value of those customer-related intangible assets based on estimates and judgments, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. In some cases, we use discounted cash flow analyses, which are based on estimates of future sales, earnings and cash flows after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long term business plans and recent operating performance.
We test for impairment of our intangible assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our assessment is based on our projection of the undiscounted future operating cash flows of the related asset group. If such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value.
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
Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2017 Annual Report on Form 10-K, the section entitled “Risk Factors” in this report and in other filings with the Securities and Exchange Commission (SEC). They include:

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

NORTHROP GRUMMAN CORPORATION

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

•	cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners

•	the performance and financial viability of our subcontractors and suppliers and the availability and pricing of raw materials, chemicals and components

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

•	our ability successfully to integrate the Orbital ATK business and realize fully the anticipated benefits of the acquisition, without adverse consequences

•	our ability to exploit or protect intellectual property rights

•	our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers

•	the components, production and use of certain of our products involve hazardous and significant risks

•	changes in business conditions that could impact business investments and/or recorded goodwill or the value of other long-lived assets

•	unanticipated changes in our tax provisions or exposure to additional tax liabilities

•	qualification of the Alliant Techsystems Inc. spin-off of Vista Outdoor Inc. as a tax-free transaction
Additional information regarding these risks and other important factors can be found in the section entitled “Risk Factors” in our 2017 Annual Report on Form 10-K, the section entitled “Risk Factors” in this report and from time to time in our other filings with the SEC.
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
CONTRACTUAL OBLIGATIONS
As a result of the Merger, the company assumed contractual obligations and commitments of Orbital ATK. This included $700 million of long-term debt outstanding as of June 30, 2018, which was subsequently repaid in July

NORTHROP GRUMMAN CORPORATION

2018. See Notes 2 and 6 to the financial statements for further information regarding the acquisition of Orbital ATK and subsequent debt repayment. As of June 30, 2018, except as described above, there have been no material changes to our contractual obligations from those discussed in our 2017 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
COMMODITY PRICE RISK
In certain circumstances, we are exposed to commodity price risk on purchases of inventory such as copper and zinc. We enter into futures contracts and purchase orders for the current expected production requirements for a small-caliber ammunition supply contract and the production of commercial ammunition. We do not hold or issue derivative financial instruments for trading purposes. At June 30, 2018, we had commodity forward contracts outstanding that hedge forecasted commodity purchases of 17 million pounds of copper and 6 million pounds of zinc. At June 30, 2018, a 10 percent unfavorable change in commodity prices would not have a material impact on our consolidated financial position, annual results of operations and/or cash flows.
During the three months ended June 30, 2018, except as described above, there have been no material changes to our market risks from those discussed in our 2017 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2018, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously discussed, we completed our acquisition of Orbital ATK during the second quarter of 2018 (see Note 2 to the financial statements). We are in the process of integrating certain controls and related procedures for legacy Orbital ATK with those of legacy Northrop Grumman. Other than integrating such controls, during the three months ended June 30, 2018, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in our 2017 Annual Report on Form 10-K, and updated that information in Notes 7 and 8 to the financial statements.
We are a party to various investigations, lawsuits, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief or actions; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to us to date and other than as noted in our 2017 Annual Report on Form 10-K, as updated by Notes 7 and 8 to the financial statements in this report, we do not believe that the outcome of any matter currently pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2018 or its annual results of operations and/or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims, enforcement actions and other legal proceedings, please see “Risk Factors” in our 2017 Annual Report on Form 10-K and in this Form 10-Q.
Item 1A. Risk Factors
The following risk factors update or are in addition to the risk factors described in the section entitled “Risk Factors” in our 2017 Annual Report on Form 10-K and should be read in conjunction with the risk factors therein. Except as set forth below, there have been no material changes to the risk factors described in our 2017 Annual Report on Form 10-K.

▪	We are subject to various investigations, claims, disputes, enforcement actions, litigation and other legal proceedings that could ultimately be resolved against us.
The size, nature and complexity of our business make us susceptible to investigations, claims, disputes, enforcement actions, litigation and other legal proceedings, particularly those involving governments. We are and may become subject to investigations, claims, disputes, enforcement actions and administrative, civil or criminal litigation or other legal proceedings globally and across a broad array of matters, including, but not limited to, government contracts, commercial transactions, false claims, false statements, mischarging, contract performance, fraud, procurement integrity, products liability, warranty liability, personal injury claims, environmental, shareholder derivative actions, prior acquisitions and divestitures, intellectual property, tax, employees, export/import, anti-corruption, labor, health and safety, accidents, launch failures, employee benefits and plans, including plan administration, and improper payments, as well as matters relating to the former Orbital ATK, Inc. and our acquisition of that company. These matters could divert financial and management resources; result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief or actions; or other liabilities; and otherwise harm our business. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment or criminal resolutions in particular could have a material adverse effect on the company because of our reliance on government contracts and export authorizations. An investigation, claim, dispute, enforcement action or litigation, even if not substantiated or fully indemnified or insured, could also negatively impact our reputation among our customers and the public, and make it substantially more difficult for us to compete effectively for business or obtain adequate insurance in the future. Investigations, claims, disputes, enforcement actions or litigation could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	Our earnings and profitability depend, in part, on subcontractor and supplier performance and financial viability as well as raw material and component availability and pricing.
We rely on other companies to provide raw materials, chemicals and major components and subsystems for our products and to produce hardware elements and sub-assemblies, provide software and intellectual property, and perform some of the services we provide to our customers, and to do so in compliance with all applicable laws, regulations and contract terms. Disruptions or performance problems caused by our subcontractors and suppliers, or a misalignment between our contractual obligations to our customers and our agreement with our subcontractors and

NORTHROP GRUMMAN CORPORATION

suppliers, could have various impacts on the company, including on our ability to meet our commitments to customers.
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
In connection with our U.S. Government contracts, we are required to procure certain materials, components and parts from supply sources approved by the customer. We also are facing increased and changing regulatory requirements, both domestically and internationally, many of which apply to our subcontractors and suppliers. In some cases, there may be only one supplier, or one domestic supplier, for certain components. For example, a single domestic source currently supplies us, as well as the U.S. domestic solid propellant industry, with a principal raw material used in the production of solid rocket motors. If a sole supplier cannot meet our needs, experiences disruptions to production or is otherwise unavailable or not fully available, we may be unable to find a suitable alternative.
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
On June 6, 2018, the company completed the acquisition of Orbital ATK, Inc. which is now our new Innovation Systems sector. We believe this acquisition will enable us to broaden our capabilities and offerings, enhance our ability to provide innovative solutions to meet our customers’ emerging requirements, create value for shareholders and provide expanded opportunities for our combined employees. However, in the course of integrating our business with the legacy Orbital ATK business, we may discover additional information about the legacy Orbital ATK business (including its financial controls and potential risks, opportunities and liabilities) that alters our assessment of the anticipated benefits, costs and risks of the acquisition. Additionally, our customers may not value our combined businesses and capabilities as much as we anticipate, in which case we may not realize the benefits of our combined business to the extent we currently anticipate or at all.
Our ability to realize the anticipated benefits of the acquisition will depend, to a large extent, on our ability to integrate the legacy Orbital ATK business with ours. The integration of an independent business with our business is a complex, costly and time-consuming process. Costs may include, among other things, those associated with facilities and systems consolidation, operational impacts, severance and other potential employment-related costs, as well as fees paid to financial, legal and other advisors. We are devoting significant management attention and resources effectively to integrate the legacy Orbital ATK business and operations with our business, including integration of internal controls processes and procedures, and to realize the anticipated benefits. The integration process may disrupt our business and, if implemented ineffectively, may not result in the realization of the expected benefits of the acquisition. The consummation of the acquisition has triggered change in control and other similar provisions in certain agreements to which legacy Orbital ATK is a party and otherwise affected contractual relationships, which could have an adverse impact on the combined business if we are unable to address such issues successfully. The failure to meet the challenges involved in integrating the legacy Orbital ATK business and to

NORTHROP GRUMMAN CORPORATION

realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities. The foregoing risks could have a material adverse effect on our future financial position, results of operations and/or cash flows.

▪	The components, production and use of certain of our products involves hazardous and significant risks.
The new Innovation Systems sector designs, manufactures, produces and sells products that involve highly explosive or flammable elements, or otherwise dangerous risks. These risks relate to the chemicals and other components used in our products, the production processes, and the use of the products by the company, customers and others. These risks include personal injury, property damage and environmental contamination, as well as harm to our business and operations.
Certain of the Innovation Systems products, including products from its Defense Systems business, such as small, medium and large caliber ammunition, and its Flight Systems business, such as solid rocket motors and liquid propulsion engines, involve the use, manufacture and/or handling of a variety of explosive and flammable materials. From time to time, these activities have resulted in incidents, such as an explosion at the Lake City Army Ammunition Plant in 2017, that have caused workplace injuries and fatalities, the temporary shut down or other disruption of our manufacturing process, production delays, environmental harm and expense, fines and liability to third parties. We have safety and loss prevention programs which provide for detailed pre-construction reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as insurance coverage. We and our customers may experience similar or more serious incidents in the future which could result in various liabilities and production delays. The occurrence and impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position or annual results of operations and/or cash flows.

▪
If the distribution (Distribution) by Alliant Techsystems Inc. (“ATK”) of the shares of Vista Outdoor Inc. (Vista) did not qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code (the Code), including as a result of subsequent acquisitions of ATK’s successor Orbital ATK, Inc. (OATK) or of Vista , then ATK’s stockholders immediately prior to the Distribution may be required to pay substantial U.S. federal income taxes and we may be obligated to indemnify Vista for such taxes imposed on Vista.

The Distribution and ATK’s acquisition of Orbital Sciences Corporation (Orbital) to create the former OATK (the Orbital-ATK Merger) were intended to qualify as tax-free to ATK, ATK’s stockholders, Vista and Orbital for U.S. federal income tax purposes. However, there can be no assurance that the IRS or the courts will agree with the conclusion of the parties and their counsel regarding the tax treatment of the Distribution and Orbital-ATK Merger. If the Distribution or certain related transactions were taxable, ATK’s shareholders immediately prior to the Distribution could recognize income on their receipt of Vista Outdoor stock in the Distribution, and ATK could be considered to have made a taxable sale of certain of its assets to Vista Outdoor.
The Distribution may be taxable to us pursuant to Section 355(e) of the Code if there is a 50% or more change in ownership of either ATK’s successor OATK or Vista, directly or indirectly, as part of a plan or series of related transactions that include the Distribution. Because former ATK stockholders collectively owned more than 50% of OATK’s common stock following the Orbital-ATK Merger, the Orbital-ATK Merger alone should not cause the Distribution to be taxable under Section 355(e). However, Section 355(e) could apply if other acquisitions of OATK stock before or after the Orbital-ATK Merger, or of Vista after the Orbital-ATK Merger, are considered to be part of a plan or series of related transactions that include the Distribution. If Section 355(e) were to apply, ATK could be considered to have made a taxable sale of certain assets to Vista Outdoor and could recognize a substantial taxable gain.
Under the tax matters agreement between OATK and Vista (the Tax Matters Agreement), in certain circumstances, and subject to certain limitations, Vista is required to indemnify OATK against taxes on the Distribution that arise as a result of actions or failures to act by Vista, or as a result of Section 355(e) applying due to acquisitions of Vista stock after the Distribution. In other cases, however, we might recognize a taxable gain on the Distribution without being entitled to an indemnification payment under the Tax Matters Agreement. If such tax is imposed on Vista, then we may, depending on the circumstances, be required to indemnify Vista for that tax.
The impact of these factors is difficult to predict, but one or more of them could cause reputational harm and could have an adverse effect on our financial position or annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
March 31, 2018 - April 27, 2018	—	$—	—	$2,346
April 28, 2018 - May 25, 2018	—	—	—	2,346
May 26, 2018 - June 29, 2018	153,619	316.18	153,619	2,297
Total	153,619	$316.18	153,619	$2,297

(1)	Includes commissions paid.
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

NORTHROP GRUMMAN CORPORATION

Item 6. Exhibits

2.1
Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 30, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 4, 2011, File No. 001-16411)

2.2
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 4, 2011, File No. 001-16411)

2.3
Agreement and Plan of Merger, dated as of September 17, 2017, among Northrop Grumman Corporation, Neptune Merger, Inc. and Orbital ATK, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 18, 2017)

2.4
Transaction Agreement, dated as of April 28, 2014, among Alliant Techsystems Inc., Vista Spinco Inc., Vista Merger Sub Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 2.1 to Alliant Techsystems Inc. (now known as Northrop Grumman Innovation Systems, Inc.) Form 8-K filed May 2, 2014)

*+10.1	Non-Employee Director Compensation Term Sheet, effective May 16, 2018

*+10.2	Grant Certificate Specifying the Terms and Conditions Applicable to Special 2018 Restricted Stock Rights Granted to Blake Larson Under the 2011 Long-Term Incentive Stock Plan

*+10.3	Letter dated January 10, 2018 from Northrop Grumman Corporation to Blake Larson regarding compensation effective June 6, 2018

*+10.4	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation as amended and restated effective April 1, 2018

*+10.5	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2018)

*+10.6	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of June 29, 2018)

*+10.7	Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of January 1, 2018)

*+10.8	Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of June 29, 2018)

+10.9
Orbital ATK, Inc. Executive Officer Incentive Plan (as of May 4, 2016) (incorporated by reference to Exhibit 10.1 to Orbital ATK, Inc. (now known as Northrop Grumman Innovation Systems, Inc.) Form 8-K filed May 5, 2016)

+10.10
Orbital ATK, Inc. Nonqualified Deferred Compensation Plan, as amended and restated February 16, 2016 (incorporated by reference to Exhibit 10.17.1 to Orbital ATK, Inc. (now known as Northrop Grumman Innovation Systems, Inc.) Form 10-K for the nine-month transition period ended December 31, 2015 filed March 15, 2016)

+10.11
Trust Agreement for Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan effective January 1, 2003 (incorporated by reference to Exhibit 10.9.2 to Alliant Techsystems, Inc. (now known as Northrop Grumman Innovation Systems, Inc.) Form 10-K for the year ended March 31, 2003 filed June 18, 2003, File No. 001-10582)

*+10.12	First Amendment to the Trust Agreement for Alliant Techsystems Inc. Nonqualified Deferred Compensation Plan, dated January 28, 2013

*+10.13	Orbital ATK, Inc. Defined Benefit Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2016

*+10.14	Orbital ATK, Inc. Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2016

*12(a)	Computation of Ratio of Earnings to Fixed Charges

*15	Letter from Independent Registered Public Accounting Firm

NORTHROP GRUMMAN CORPORATION

*31.1	Certification of Wesley G. Bush pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Kenneth L. Bedingfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Wesley G. Bush pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth L. Bedingfield pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) Condensed Consolidated Statements of Financial Position, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

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
Date: July 24, 2018