Form 10-Q
period 2019-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2019-07-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-16411
NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		80-0640649
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2980 Fairview Park Drive
Falls Church,	Virginia	22042
(Address of principal executive offices)		(Zip Code)
(703) 280-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NOC	New York Stock Exchange
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
As of July 19, 2019, 169,198,172 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2019	2018	2019	2018
Sales
Product	$5,880	$4,790	$11,608	$9,079
Service	2,576	2,329	5,037	4,775
Total sales	8,456	7,119	16,645	13,854
Operating costs and expenses
Product	4,661	3,698	9,178	6,967
Service	2,065	1,865	4,041	3,772
General and administrative expenses	784	739	1,544	1,450
Operating income	946	817	1,882	1,665
Other (expense) income
Interest expense	(137)	(144)	(275)	(287)
FAS (non-service) pension benefit	200	258	400	512
Other, net	19	45	55	85
Earnings before income taxes	1,028	976	2,062	1,975
Federal and foreign income tax expense	167	187	338	346
Net earnings	$861	$789	$1,724	$1,629

Basic earnings per share	$5.07	$4.52	$10.15	$9.34
Weighted-average common shares outstanding, in millions	169.7	174.5	169.9	174.4
Diluted earnings per share	$5.06	$4.50	$10.11	$9.29
Weighted-average diluted shares outstanding, in millions	170.3	175.4	170.5	175.4

Net earnings (from above)	$861	$789	$1,724	$1,629
Other comprehensive loss
Change in unamortized prior service credit, net of tax	(12)	(15)	(23)	(30)
Change in cumulative translation adjustment and other, net	(4)	(3)	—	(6)
Other comprehensive loss, net of tax	(16)	(18)	(23)	(36)
Comprehensive income	$845	$771	$1,701	$1,593
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$1,088	$1,579
Accounts receivable, net	1,832	1,448
Unbilled receivables, net	5,657	5,026
Inventoried costs, net	810	654
Prepaid expenses and other current assets	772	973
Total current assets	10,159	9,680
Property, plant and equipment, net of accumulated depreciation of $5,628 for 2019 and $5,369 for 2018	6,522	6,372
Operating lease right-of-use assets	1,278	—
Goodwill	18,708	18,672
Intangible assets, net	1,206	1,372
Deferred tax assets	85	94
Other non-current assets	1,626	1,463
Total assets	$39,584	$37,653

Liabilities
Trade accounts payable	$1,962	$2,182
Accrued employee compensation	1,528	1,676
Advance payments and billings in excess of costs incurred	1,942	1,917
Other current liabilities	2,723	2,499
Total current liabilities	8,155	8,274
Long-term debt, net of current portion of $545 for 2019 and $517 for 2018	13,838	13,883
Pension and other postretirement benefit plan liabilities	5,535	5,755
Operating lease liabilities	1,081	—
Deferred tax liabilities	140	108
Other non-current liabilities	1,621	1,446
Total liabilities	30,370	29,466

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2019—169,305,793 and 2018—170,607,336	169	171
Paid-in capital	—	—
Retained earnings	9,120	8,068
Accumulated other comprehensive loss	(75)	(52)
Total shareholders’ equity	9,214	8,187
Total liabilities and shareholders’ equity	$39,584	$37,653
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2019	2018
Operating activities
Net earnings	$1,724	$1,629
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	479	281
Non-cash lease expense	127	—
Stock-based compensation	55	53
Deferred income taxes	48	49
Changes in assets and liabilities:
Accounts receivable, net	(384)	(145)
Unbilled receivables, net	(658)	(570)
Inventoried costs, net	(156)	(73)
Prepaid expenses and other assets	(48)	57
Accounts payable and other liabilities	(367)	(422)
Income taxes payable, net	194	186
Retiree benefits	(285)	(394)
Other, net	(35)	(13)
Net cash provided by operating activities	694	638

Investing activities
Acquisition of Orbital ATK, net of cash acquired	—	(7,657)
Capital expenditures	(536)	(504)
Other, net	1	2
Net cash used in investing activities	(535)	(8,159)

Financing activities
Payments of long-term debt	—	(1,550)
Net payments to credit facilities	(20)	(314)
Net borrowings on commercial paper	101	249
Common stock repurchases	(231)	(41)
Cash dividends paid	(435)	(407)
Payments of employee taxes withheld from share-based awards	(63)	(80)
Other, net	(2)	(22)
Net cash used in financing activities	(650)	(2,165)
Decrease in cash and cash equivalents	(491)	(9,686)
Cash and cash equivalents, beginning of year	1,579	11,225
Cash and cash equivalents, end of period	$1,088	$1,539
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2019	2018	2019	2018
Common stock
Beginning of period	$170	$174	$171	$174
Common stock repurchased	(1)	—	(2)	—
End of period	169	174	169	174
Paid-in capital
Beginning of period	—	—	—	44
Common stock repurchased	—	(34)	—	(34)
Stock compensation	—	34	—	(10)
End of period	—	—	—	—
Retained earnings
Beginning of period	8,628	7,502	8,068	6,913
Impact from adoption of ASU 2018-02 and ASU 2016-01	—	—	—	(21)
Common stock repurchased	(172)	(15)	(234)	(15)
Net earnings	861	789	1,724	1,629
Dividends declared	(226)	(210)	(432)	(405)
Stock compensation	29	—	(6)	(35)
End of period	9,120	8,066	9,120	8,066
Accumulated other comprehensive (loss) income
Beginning of period	(59)	4	(52)	1
Impact from adoption of ASU 2018-02 and ASU 2016-01	—	—	—	21
Other comprehensive loss, net of tax	(16)	(18)	(23)	(36)
End of period	(75)	(14)	(75)	(14)
Total shareholders’ equity	$9,214	$8,226	$9,214	$8,226
Cash dividends declared per share	$1.32	$1.20	$2.52	$2.30
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
The company recognizes revenue for each separately identifiable performance obligation in a contract representing a promise to transfer a distinct good or service to a customer. In most cases, goods and services provided under the company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the company provides multiple distinct goods or services to a customer, most commonly when a contract covers multiple phases of the product lifecycle (e.g., development, production, sustainment, etc.). In those cases, the company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using a cost plus a reasonable margin approach. Warranties are provided on certain contracts, but do not typically provide for services beyond standard assurances and are therefore

NORTHROP GRUMMAN CORPORATION

not considered to be separate performance obligations. Assets recognized from the costs to obtain or fulfill a contract are not material.
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
Contract Estimates
Use of the cost-to-cost method requires us to make reasonably dependable estimates regarding the revenue and cost associated with the design, manufacture and delivery of our products and services. The company estimates profit on these contracts as the difference between total estimated sales and total estimated cost at completion and recognizes that profit as costs are incurred. Significant judgment is used to estimate total sales and cost at completion.
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
Significant EAC adjustments on a single contract could have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No discrete event or adjustments to an individual contract were material to the financial statements during the three months ended June 30, 2019. During the three months ended June 30, 2018, the company recognized $69 million of favorable EAC adjustments on multiple restricted programs at Aerospace Systems.
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2019	2018	2019	2018
Operating income	$158	$143	$296	$259
Net earnings(1)	125	113	234	205
Diluted earnings per share(1)	0.73	0.64	1.37	1.17

(1)	Based on a 21 percent statutory tax rate.
Revenue recognized from performance obligations satisfied in previous reporting periods was $154 million and $320 million for the three and six months ended June 30, 2019, respectively, and $156 million and $289 million for the three and six months ended June 30, 2018, respectively.

NORTHROP GRUMMAN CORPORATION

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
Company backlog as of June 30, 2019 was $63.0 billion. We expect to recognize approximately 40 percent and 65 percent of our June 30, 2019 backlog as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
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
The amount of revenue recognized for the three and six months ended June 30, 2019 that was included in the December 31, 2018 contract liability balance was $333 million and $1.0 billion, respectively. The amount of revenue recognized for the three and six months ended June 30, 2018 that was included in the December 31, 2017 contract liability balance was $364 million and $1.1 billion, respectively.
Disaggregation of Revenue
See Note 11 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	June 30, 2019	December 31, 2018
Unamortized prior service credit, net of tax expense of $24 for 2019 and $32 for 2018	$75	$98
Cumulative translation adjustment	(145)	(144)
Other, net	(5)	(6)
Total accumulated other comprehensive loss	$(75)	$(52)

Reclassifications from accumulated other comprehensive loss to net earnings related to the amortization of prior service credit were $12 million and $23 million, net of taxes, for the three and six months ended June 30, 2019, respectively and were $15 million and $30 million, net of taxes, for the three and six months ended June 30, 2018,

NORTHROP GRUMMAN CORPORATION

respectively. The reclassifications are included in the computation of net periodic pension cost (benefit). See Note 8 for further information.
Reclassifications from accumulated other comprehensive loss to net earnings relating to cumulative translation adjustments and effective cash flow hedges were not material for the three and six months ended June 30, 2019 and 2018.
Leases
The company leases certain buildings, land and equipment. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or a finance lease. Operating leases are included in Operating lease right-of-use assets, Other current liabilities, and Operating lease liabilities in our unaudited condensed consolidated statements of financial position.
The company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. We use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. Many of our leases include renewal options aligned with our contract terms. We define the initial lease term to include renewal options determined to be reasonably certain. In our adoption of ASC 842, we elected not to recognize a right-of-use asset and a lease liability for leases with an initial term of 12 months or less; we recognize lease expense for these leases on a straight-line basis over the lease term. We elected the practical expedient to not separate lease components from nonlease components and applied that practical expedient to all material classes of leased assets.
Many of the company’s real property lease agreements contain incentives for tenant improvements, rent holidays or rent escalation clauses. For tenant improvement incentives, if the incentive is determined to be a leasehold improvement owned by the lessee, the company generally records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the company records rental expense on a straight-line basis over the term of the lease. For these lease incentives, the company uses the date of initial possession as the commencement date, which is generally when the company is given the right of access to the space and begins to make improvements in preparation for intended use.
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
Restricted Cash
On occasion, we are required to maintain cash deposits with banks in connection with certain contingent obligations. As of June 30, 2019, we had no restricted cash, as the contingencies that existed in connection with the company’s restricted cash balance as of March 31, 2019 were satisfied. We had no restricted cash as of December 31, 2018.
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
We adopted the standard on January 1, 2019 using the optional transition method and, as a result, did not recast prior period unaudited condensed consolidated comparative financial statements. All prior period amounts and disclosures are presented under ASC 840. We elected the package of practical expedients, which, among other things, allows us to carry forward our prior lease classifications under ASC 840. We did not elect to adopt the hindsight practical expedient and are therefore maintaining the lease terms we previously determined under ASC 840. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities on the unaudited condensed consolidated statements of financial position with no cumulative impact to retained earnings and did not have a material impact on our results of operations or cash flows.
Other accounting standards updates adopted and/or issued, but not effective until after June 30, 2019, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.

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
During the second quarter of 2019, the company finalized its determination of the fair values of the assets acquired and liabilities assumed as of the Merger date. Based on additional information obtained during the measurement period, the company refined its initial assessment of fair value and recognized the following significant adjustments to its preliminary purchase price allocation: Intangible assets increased $220 million, Other current liabilities increased $114 million, Pension and other postretirement benefit (OPB) plan liabilities increased $56 million, Other non-current liabilities increased $53 million, Other current assets increased $44 million and Goodwill decreased $36 million. These adjustments did not result in a material impact on the financial results of prior periods.
The Merger date fair value of the consideration transferred totaled $7.7 billion in cash, which was comprised of the following:

$ in millions, except per share amounts	Purchase price
Shares of Orbital ATK common stock outstanding as of the Merger date	57,562,152
Cash consideration per share of Orbital ATK common stock	$134.50
Total purchase price	$7,742

NORTHROP GRUMMAN CORPORATION

The following purchase price allocation table presents the company’s final determination of the fair values of assets acquired and liabilities assumed at the Merger date:

$ in millions	As of June 6, 2018
Cash and cash equivalents	$85
Accounts receivable	596
Unbilled receivables	1,237
Inventoried costs	220
Other current assets	237
Property, plant and equipment	1,509
Goodwill	6,259
Intangible assets	1,525
Other non-current assets	151
Total assets acquired	11,819
Trade accounts payable	(397)
Accrued employee compensation	(158)
Advance payments and billings in excess of costs incurred	(222)
Below market contracts(1)	(151)
Other current liabilities	(412)
Long-term debt	(1,687)
Pension and OPB plan liabilities	(613)
Deferred tax liabilities	(248)
Other non-current liabilities	(189)
Total liabilities assumed	(4,077)
Total purchase price	$7,742

(1)	Included in Other current liabilities in the unaudited condensed consolidated statements of financial position.
The following table presents a summary of purchased intangible assets and their related estimated useful lives:

	Fair Value (in millions)	Estimated Useful Life in Years
Customer contracts	$1,245	9
Commercial customer relationships	280	13
Total customer-related intangible assets	$1,525

The purchase price allocation resulted in the recognition of $6.3 billion of goodwill, a majority of which was allocated to the Innovation Systems sector. The goodwill recognized is attributable to expected revenue synergies generated by the integration of Aerospace Systems, Mission Systems and Technology Services products and technologies with those of legacy Orbital ATK, synergies resulting from the consolidation or elimination of certain costs, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Orbital ATK. None of the goodwill is expected to be deductible for tax purposes.

NORTHROP GRUMMAN CORPORATION

Unaudited Supplemental Pro Forma Information
The following table presents unaudited pro forma financial information prepared in accordance with Article 11 of Regulation S-X and computed as if Orbital ATK had been included in our results as of January 1, 2017:

$ in millions, except per share amounts	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Sales	$8,078	$16,078
Net earnings	882	1,796
Diluted earnings per share	5.03	10.24

The unaudited supplemental pro forma financial data has been calculated after applying our accounting policies and adjusting the historical results of Orbital ATK with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2017. Significant pro forma adjustments include the following:

1.	The elimination of intercompany sales and costs of sales between the company and Orbital ATK of $33 million and $80 million for the three and six months ended June 30, 2018, respectively.

2.
The elimination of nonrecurring transaction costs incurred by the company and Orbital ATK in connection with the Merger of $64 million and $71 million for the three and six months ended June 30, 2018, respectively.

3.
The recognition of additional depreciation expense, net of removal of historical depreciation expense, of $5 million and $11 million for the three and six months ended June 30, 2018, respectively, related to the step-up in fair value of acquired property, plant and equipment.

4.
The recognition of additional amortization expense, net of removal of historical amortization expense, of $48 million and $114 million for the three and six months ended June 30, 2018, respectively, related to the fair value of acquired intangible assets.

5.
The elimination of Orbital ATK's historical amortization of net actuarial losses and prior service credits and impact of the revised pension and OPB net periodic benefit cost as determined under the company’s plan assumptions of $20 million and $51 million for the three and six months ended June 30, 2018, respectively.

6.
The income tax effect on the pro forma adjustments, which was calculated using the federal statutory tax rate, of $(7) million and $0.4 million for the three and six months ended June 30, 2018, respectively.

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
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.6 million shares for the three and six months ended June 30, 2019. The dilutive effect of these securities totaled 0.9 million shares and 1.0 million shares for the three and six months ended June 30, 2018, respectively.
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

NORTHROP GRUMMAN CORPORATION

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
As of June 30, 2019, repurchases under the 2015 Repurchase Program totaled $3.2 billion; $0.8 billion remained under this share repurchase authorization. By its terms, the 2015 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market and in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Six Months Ended June 30
					2019	2018
September 16, 2015	$4,000	13.0	$243.90		1.7	0.2
December 4, 2018	$3,000	—	—		—	—

(1)	Includes commissions paid.
Dividends on Common Stock
In May 2019, the company increased the quarterly common stock dividend 10 percent to $1.32 per share from the previous amount of $1.20 per share.
In May 2018, the company increased the quarterly common stock dividend 9 percent to $1.20 per share from the previous amount of $1.10 per share.
In January 2018, the company increased the quarterly common stock dividend 10 percent to $1.10 per share from the previous amount of $1.00 per share.
4.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2019	2018	2019	2018
Federal and foreign income tax expense	$167	$187	$338	$346
Effective income tax rate	16.2%	19.2%	16.4%	17.5%

Current Quarter
The second quarter 2019 effective tax rate decreased to 16.2 percent from 19.2 percent in the second quarter of 2018 primarily due to higher research credits. The company’s effective tax rate for the second quarter of 2019 includes $36 million of current year research credits and $15 million of additional research credits related to a prior year, as compared to $22 million of research credits in the second quarter of 2018.

NORTHROP GRUMMAN CORPORATION

Year to Date
The year to date 2019 effective tax rate decreased to 16.4 percent from 17.5 percent in same period of 2018 primarily due to higher research credits, partially offset by lower excess tax benefits for employee share-based compensation. The company’s year to date 2019 effective tax rate includes $67 million of current year research credits, $15 million of additional research credits related to a prior year and $13 million of excess tax benefits for employee share-based compensation. The company’s year to date 2018 effective tax rate included $42 million of research credits and $26 million of excess tax benefits for employee share-based compensation.
Since enactment of the Tax Cuts and Jobs Act in late 2017, the IRS and U.S. Treasury Department have issued and are expected to further issue interpretive guidance that impacts taxpayers. We will continue to evaluate such guidance as it is issued, and, at this time, the company expects it is reasonably possible that within the next twelve months our unrecognized tax benefits, primarily related to timing items, may increase by up to an additional $70 million.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Northrop Grumman 2014-2017 federal tax returns and refund claims related to its 2007-2016 federal tax returns are currently under IRS examination. In addition, legacy Orbital ATK federal tax returns for the year ended March 31, 2015, the nine-month transition period ended December 31, 2015 and calendar years 2016-2017 are currently under IRS examination.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	June 30, 2019			December 31, 2018
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets (Liabilities)
Marketable securities	$337	$—	$337	$319	$1	$320
Marketable securities valued using NAV			16			15
Total marketable securities	337	—	353	319	1	335
Derivatives	—	(8)	(8)	—	(10)	(10)

At June 30, 2019, the company had commodity forward contracts outstanding that hedge forecasted commodity purchases of 12 million pounds of copper and 5 million pounds of zinc. Gains or losses on the commodity forward contracts are recognized in product and service cost as the performance obligations on related contracts are satisfied.
The notional value of the company’s foreign currency forward contracts at June 30, 2019 and December 31, 2018 was $99 million and $114 million, respectively. The portion of notional value designated as a cash flow hedge at June 30, 2019 was $12 million. At December 31, 2018, no portion of the notional value was designated as a cash flow hedge.
The derivative fair values and related unrealized gains/losses at June 30, 2019 and December 31, 2018 were not material. There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2019.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.

NORTHROP GRUMMAN CORPORATION

Long-term Debt
The estimated fair value of long-term debt was $15.4 billion and $14.3 billion as of June 30, 2019 and December 31, 2018, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The carrying value of long-term debt was $14.4 billion as of June 30, 2019 and December 31, 2018. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company’s lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney’s fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On February 16, 2018, both the company and the United States filed motions to dismiss many of the claims and counterclaims referenced above, in whole or in part. The United States also filed a motion seeking to amend its answer and counterclaim, including to reduce its counterclaim to approximately $193 million, which the court granted on June 11, 2018. On October 17, 2018, the court granted in part and denied in part the parties’ motions to dismiss. On December 17, 2018, the court issued a Scheduling Order, proposed by the parties, providing for the parties to engage in mediation through March 1, 2019. After the government shutdown, the mediation was rescheduled for May 2019. The parties filed joint motions to suspend the deadlines for pretrial activities while the parties engage in mediation. On April 29, 2019 and June 5, 2019, the court issued Orders suspending the deadlines. Those suspensions ended on July 1, 2019, and on July 12, 2019, the court issued an Order scheduling trial to commence on February 3, 2020. Although the ultimate outcome of these matters (“the FSS matters,” collectively), including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $29 million as of June 30, 2019), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $23 million as of June 30, 2019) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $6 million as of June 30, 2019). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $35 million as of June 30, 2019), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted

NORTHROP GRUMMAN CORPORATION

comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. In a decision dated November 13, 2018, the trial court ruled in ECT’s favor on one of its claims against Solystic, and awarded damages of R$41 million (the equivalent of approximately $11 million as of June 30, 2019) against Solystic and its consortium partners, with that amount to be adjusted for inflation and interest from November 2004 through any appeal, in accordance with the Manual of Calculations of the Federal Justice, as well as attorneys’ fees. On March 22, 2019, ECT appealed the trial court’s decision to the intermediate court of appeals. Solystic filed its appeal on April 11, 2019. The parties are exploring whether there is a possible path for a negotiated resolution of the dispute.
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, we have worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. We have incurred, and expect to continue to incur, as included in Note 7, substantial remediation costs related to these environmental conditions. The remediation standards or requirements to which we are subject are being reconsidered and may change and costs may increase materially. As discussed in Note 7, the State of New York recently issued a Feasibility Study and Proposed Amended Record of Decision, proposing to impose additional remedial requirements. The company, along with other interested parties, has submitted comments on that proposal. The State of New York has said that, among other things, it is also evaluating potential natural resource damages. In addition, we are a party to various, and expect to become a party to additional, legal proceedings and disputes related to remediation, costs, allowability and/or alleged environmental impacts in Bethpage, including with federal and state entities, the Navy, local municipalities and water districts, and insurance carriers, as well as class action and individual plaintiffs alleging personal injury and property damage and seeking both monetary and non-monetary relief. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages (including natural resource damages), determinations on allocation, allowability and coverage, and non-monetary relief. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.
On August 12, 2016, a putative class action complaint, naming Orbital ATK and two of its then-officers as defendants, Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN), was filed in the United States District Court for the Eastern District of Virginia. The complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, allegedly arising out of false and misleading statements and the failure to disclose that: (i) Orbital ATK lacked effective control over financial reporting; and (ii) as a result, it failed to record an anticipated loss on a long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017 and October 10, 2017, the plaintiffs filed amended complaints naming additional defendants and asserting claims for alleged violations of additional sections of the Exchange Act and alleged false and misleading statements in Orbital ATK’s Form S-4 filed in connection with the Orbital-ATK Merger. The complaint seeks damages, reasonable costs and expenses at trial, including counsel and expert fees, and such other relief as deemed appropriate by the Court. On June 7, 2019, the court approved the parties’ proposal to resolve the litigation for $108 million, subject to certain terms and conditions. The company continues to negotiate with and pursue coverage litigation against various of its insurance carriers.
The SEC has been investigating Orbital ATK’s historical accounting practices relating to the restatement of Orbital’s unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 described in the Transition Report on Form 10-K for the nine-month period ending December 31, 2015 previously filed on March 15, 2016. The SEC has also been investigating matters relating to a voluntary disclosure Orbital ATK made concerning the restatement described in Orbital ATK’s Form 10-K/A for the nine-month period ending December 31, 2015 filed on February 24, 2017. The Staff of the SEC Division of Enforcement has advised the company that it has concluded its investigation and does not intend to recommend enforcement action.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2019, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2019, or its annual results of operations and/or cash flows.
Environmental Matters
The table below summarizes management’s estimate of the range of reasonably possible future costs for environmental remediation, the amount accrued within that range, and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of June 30, 2019 and December 31, 2018:

$ in millions	Range of Reasonably Possible Future Costs(1)	Accrued Costs(2)	Deferred Costs(3)
June 30, 2019	$532 - $1,018	$547	$426
December 31, 2018	447 - 835	461	343

(1)
Estimated remediation costs are not discounted to present value. The range of reasonably possible future costs does not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.

(2) As of June 30, 2019, $167 million is recorded in Other current liabilities and $380 million is recorded in Other non-current liabilities.
(3) As of June 30, 2019, $133 million is deferred in Prepaid expenses and other current assets and $293 million is deferred in Other non-current assets.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2019, or its annual results of operations and/or cash flows. With respect to Bethpage, the State of New York recently issued a Feasibility Study and Proposed Amended Record of Decision, proposing to impose additional remedial requirements. The company, along with other interested parties, has submitted comments on that proposal. The comments address, among other things, the adequacy of the existing remedy, concerns with the state’s proposal, and an alternative approach. As discussed in Note 6, the remediation standards or requirements to which we are subject are being reconsidered and may change and costs may increase materially.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2019, there were $489 million of stand-by letters of credit and guarantees and $208 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At June 30, 2019, there were $299 million of outstanding short-term commercial paper borrowings at a weighted-average interest rate of 2.61 percent that have original maturities of three months or less from the date of issuance. The outstanding balance of commercial paper borrowings is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”) that matures in August 2023. At June 30, 2019, there was no balance outstanding

NORTHROP GRUMMAN CORPORATION

under this facility; however, the outstanding balance of commercial paper borrowings reduces the amount available for borrowing under the 2018 Credit Agreement.
In December 2016, a subsidiary of the company entered into a two-year credit facility, with two additional one-year option periods, in an aggregate principal amount of £120 million (the equivalent of approximately $152 million as of June 30, 2019) (the “2016 Credit Agreement”). The company exercised the second option to extend the maturity to December 2020. The 2016 Credit Agreement is guaranteed by the company. At June 30, 2019, there was £70 million (the equivalent of approximately $89 million) outstanding under this facility, which bears interest at a rate of LIBOR plus 1.10 percent. All of the borrowings outstanding under this facility mature less than one year from the date of issuance, but may be renewed under the terms of the facility. Based on our intent and ability to refinance the obligations on a long-term basis, a large majority of the borrowings are classified as non-current.
At June 30, 2019, the company was in compliance with all covenants under its credit agreements.
8.    RETIREMENT BENEFITS
The cost (benefit) to the company of its retirement plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2019	2018	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost (benefit)
Service cost	$92	$100	$4	$5	$184	$199	$8	$10
Interest cost	340	300	20	19	680	590	40	38
Expected return on plan assets	(526)	(544)	(23)	(24)	(1,051)	(1,073)	(46)	(49)
Amortization of prior service credit	(14)	(14)	—	(6)	(29)	(29)	(1)	(11)
Net periodic benefit cost (benefit)	$(108)	$(158)	$1	$(6)	$(216)	$(313)	$1	$(12)

Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2019	2018	2019	2018
Defined benefit pension plans	$23	$23	$46	$45
OPB plans	12	11	24	22
Defined contribution plans	88	88	279	192

NORTHROP GRUMMAN CORPORATION

9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company's long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2019	2018
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.2
Grant date aggregate fair value	$92	$114

RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of financial metrics over a three-year period.
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Six Months Ended June 30
$ in millions	2019	2018
Minimum aggregate payout amount	$36	$36
Maximum aggregate payout amount	203	205

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
Total Lease Cost
Total lease cost is included in Product and Service costs and General and administrative expenses in the unaudited condensed consolidated statement of earnings and comprehensive income and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

$ in millions	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$77	$159
Variable lease cost	2	4
Short-term lease cost	12	29
Total lease cost	$91	$192

NORTHROP GRUMMAN CORPORATION

Supplemental Balance Sheet Information
Supplemental operating lease balance sheet information consists of the following:

$ in millions	June 30, 2019
Operating lease right-of-use assets	$1,278

Other current liabilities	245
Operating lease liabilities	1,081
Total operating lease liabilities	$1,326

Other Supplemental Information
Other supplemental operating lease information consists of the following:

$ in millions	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$153
Right-of-use assets obtained in exchange for new lease liabilities	101

Weighted average remaining lease term	10.3 years
Weighted average discount rate	3.9%

Maturities of Lease Liabilities
Maturities of operating lease liabilities as of June 30, 2019 are as follows:

$ in millions
Year Ending December 31
2019 (1)	$137
2020	270
2021	219
2022	183
2023	145
Thereafter	746
Total lease payments	1,700
Less: imputed interest	(374)
Present value of operating lease liabilities	$1,326

(1)	Excludes the six months ended June 30, 2019.
As of June 30, 2019, we have a rental commitment of $226 million for a real estate lease that has not yet commenced. This operating lease is expected to commence in the fourth quarter of 2019 with a lease term of approximately 17 years.

NORTHROP GRUMMAN CORPORATION

Rental expense for operating leases classified under ASC 840 for the three and six months ended June 30, 2018 was $81 million and $173 million, respectively. These amounts are net of immaterial amounts of sublease income. As of December 31, 2018, future minimum lease payments under long-term non-cancelable operating leases as classified under ASC 840 were as follows:

$ in millions
Year Ending December 31
2019	$312
2020	270
2021	221
2022	186
2023	152
Thereafter	939
Total minimum lease payments	$2,080

11.    SEGMENT INFORMATION
The company is aligned in four operating sectors, which also comprise our reportable segments: Aerospace Systems, Innovation Systems, Mission Systems and Technology Services.
The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2019	2018	2019	2018
Sales
Aerospace Systems	$3,390	$3,337	$6,886	$6,617
Innovation Systems	1,498	400	2,936	400
Mission Systems	3,128	2,874	6,014	5,757
Technology Services	1,044	1,048	2,021	2,192
Intersegment eliminations	(604)	(540)	(1,212)	(1,112)
Total sales	8,456	7,119	16,645	13,854
Operating income
Aerospace Systems	361	357	743	698
Innovation Systems	169	39	336	39
Mission Systems	408	352	791	723
Technology Services	113	95	215	217
Intersegment eliminations	(73)	(64)	(140)	(136)
Total segment operating income	978	779	1,945	1,541
Net FAS (service)/CAS pension adjustment	107	137	215	264
Unallocated corporate expense	(139)	(99)	(278)	(140)
Total operating income	$946	$817	$1,882	$1,665

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

NORTHROP GRUMMAN CORPORATION

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
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended June 30				Six Months Ended June 30
	2019		2018		2019		2018
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aerospace Systems
U.S. government (1)	$2,918	86%	$2,799	84%	$5,940	86%	$5,707	86%
International (2)	390	11%	449	13%	784	11%	720	11%
Other customers	30	1%	38	1%	64	1%	80	1%
Intersegment sales	52	2%	51	2%	98	2%	110	2%
Aerospace Systems sales	3,390	100%	3,337	100%	6,886	100%	6,617	100%
Innovation Systems
U.S. government (1)	1,061	71%	265	66%	2,076	71%	265	66%
International (2)	227	15%	92	23%	474	16%	92	23%
Other customers	118	8%	30	8%	232	8%	30	8%
Intersegment sales	92	6%	13	3%	154	5%	13	3%
Innovation Systems sales	1,498	100%	400	100%	2,936	100%	400	100%
Mission Systems
U.S. government (1)	2,348	75%	2,155	75%	4,515	75%	4,345	76%
International (2)	459	15%	391	14%	826	14%	770	13%
Other customers	39	1%	34	1%	73	1%	64	1%
Intersegment sales	282	9%	294	10%	600	10%	578	10%
Mission Systems sales	3,128	100%	2,874	100%	6,014	100%	5,757	100%
Technology Services
U.S. government (1)	617	59%	597	57%	1,170	58%	1,199	54%
International (2)	225	22%	193	18%	434	21%	413	19%
Other customers	24	2%	76	7%	57	3%	169	8%
Intersegment sales	178	17%	182	18%	360	18%	411	19%
Technology Services sales	1,044	100%	1,048	100%	2,021	100%	2,192	100%
Total
U.S. government (1)	6,944	82%	5,816	82%	13,701	82%	11,516	83%
International (2)	1,301	16%	1,125	16%	2,518	15%	1,995	15%
Other customers	211	2%	178	2%	426	3%	343	2%
Total Sales	$8,456	100%	$7,119	100%	$16,645	100%	$13,854	100%

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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended June 30				Six Months Ended June 30
	2019		2018		2019		2018
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aerospace Systems
Cost-type	$1,979	59%	$1,934	59%	$3,981	59%	$3,836	59%
Fixed-price	1,359	41%	1,352	41%	2,807	41%	2,671	41%
Intersegment sales	52		51		98		110
Aerospace Systems sales	3,390		3,337		6,886		6,617
Innovation Systems
Cost-type	405	29%	99	26%	813	29%	99	26%
Fixed-price	1,001	71%	288	74%	1,969	71%	288	74%
Intersegment sales	92		13		154		13
Innovation Systems sales	1,498		400		2,936		400
Mission Systems
Cost-type	1,316	46%	1,207	47%	2,590	48%	2,486	48%
Fixed-price	1,530	54%	1,373	53%	2,824	52%	2,693	52%
Intersegment sales	282		294		600		578
Mission Systems sales	3,128		2,874		6,014		5,757
Technology Services
Cost-type	412	48%	385	44%	804	48%	822	46%
Fixed-price	454	52%	481	56%	857	52%	959	54%
Intersegment sales	178		182		360		411
Technology Services sales	1,044		1,048		2,021		2,192
Total
Cost-type	4,112	49%	3,625	51%	8,188	49%	7,243	52%
Fixed-price	4,344	51%	3,494	49%	8,457	51%	6,611	48%
Total Sales	$8,456		$7,119		$16,645		$13,854

(1)	Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended June 30				Six Months Ended June 30
	2019		2018		2019		2018
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aerospace Systems
United States	$2,948	88%	$2,837	86%	$6,004	88%	$5,787	89%
Asia/Pacific	220	7%	249	8%	459	7%	378	6%
All other (1)	170	5%	200	6%	325	5%	342	5%
Intersegment sales	52		51		98		110
Aerospace Systems sales	3,390		3,337		6,886		6,617
Innovation Systems
United States	1,179	84%	296	77%	2,308	83%	296	77%
Asia/Pacific	48	3%	24	6%	93	3%	24	6%
All other (1)	179	13%	67	17%	381	14%	67	17%
Intersegment sales	92		13		154		13
Innovation Systems sales	1,498		400		2,936		400
Mission Systems
United States	2,387	84%	2,193	85%	4,588	85%	4,413	85%
Asia/Pacific	154	5%	160	6%	300	5%	313	6%
All other (1)	305	11%	227	9%	526	10%	453	9%
Intersegment sales	282		294		600		578
Mission Systems sales	3,128		2,874		6,014		5,757
Technology Services
United States	641	74%	673	78%	1,227	74%	1,368	77%
Asia/Pacific	62	7%	36	4%	100	6%	68	4%
All other (1)	163	19%	157	18%	334	20%	345	19%
Intersegment sales	178		182		360		411
Technology Services sales	1,044		1,048		2,021		2,192
Total
United States	7,155	84%	5,999	84%	14,127	85%	11,864	85%
Asia/Pacific	484	6%	469	7%	952	6%	783	6%
All other (1)	817	10%	651	9%	1,566	9%	1,207	9%
Total Sales	$8,456		$7,119		$16,645		$13,854

(1)	All other is principally comprised of Europe and the Middle East.

(2)	Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2019, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 23, 2019

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
U.S. Political and Economic Environment
Since the filing of our 2018 Annual Report on Form 10-K, full year appropriations for FY 2019 were enacted for all remaining U.S. government agencies and the President proposed an FY 2020 budget requesting $750 billion for national security. The President’s budget request addresses various capabilities highlighted in the U.S. National Security Strategy, the National Defense Strategy and the Missile Defense Review. Congress is evaluating the President’s budget request as it drafts authorization and appropriations legislation for FY 2020, and also seeks to address budget caps established by the Budget Control Act and the debt limit for FY 2020 and FY 2021. We believe our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, survivability and cyber will allow us to continue to profitably grow our business in support of our customers’ needs.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions, except per share amounts	2019	2018	Change	2019	2018	Change
Sales	$8,456	$7,119	19%	$16,645	$13,854	20%
Operating costs and expenses	7,510	6,302	19%	14,763	12,189	21%
Operating costs and expenses as a % of sales	88.8%	88.5%		88.7%	88.0%
Operating income	946	817	16%	1,882	1,665	13%
Operating margin rate	11.2%	11.5%		11.3%	12.0%
Federal and foreign income tax expense	167	187	(11)%	338	346	(2)%
Effective income tax rate	16.2%	19.2%		16.4%	17.5%
Net earnings	861	789	9%	1,724	1,629	6%
Diluted earnings per share	$5.06	$4.50	12%	$10.11	$9.29	9%
Sales
Current Quarter
Second quarter 2019 sales increased $1.3 billion primarily due to the addition of a full quarter of Innovation Systems sales as well as higher sales at Mission Systems and Aerospace Systems.

NORTHROP GRUMMAN CORPORATION

Year to Date
Year to date 2019 sales increased $2.8 billion primarily due to the addition of a full six months of Innovation Systems sales as well as higher sales at Aerospace Systems and Mission Systems, partially offset by lower sales at Technology Services.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 11 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
Current Quarter
Second quarter 2019 operating income increased $129 million, or 16 percent, primarily due to a $199 million increase in segment operating income, partially offset by a $40 million increase in unallocated corporate expense, largely due to intangible asset amortization and PP&E step-up depreciation, and a $30 million decrease in net FAS (service)/CAS pension adjustment. Operating margin rate declined to 11.2 percent from 11.5 percent primarily due to higher intangible asset amortization and PP&E step-up depreciation, partially offset by improved segment performance.
Second quarter 2019 general and administrative (G&A) costs as a percentage of sales decreased to 9.3 percent from 10.4 percent primarily due to cost management, including cost synergies realized in connection with the 2018 acquisition of Orbital ATK, and the addition of Innovation Systems at a lower G&A rate.
Year to Date
Year to date 2019 operating income increased $217 million, or 13 percent, primarily due to a $404 million increase in segment operating income, partially offset by a $138 million increase in unallocated corporate expense, largely due to intangible asset amortization and PP&E step-up depreciation, and a $49 million decrease in net FAS (service)/CAS pension adjustment. Operating margin rate declined to 11.3 percent from 12.0 percent due to higher intangible asset amortization and PP&E step-up depreciation, partially offset by improved segment performance.
Year to date 2019 G&A costs as a percentage of sales decreased to 9.3 percent from 10.5 percent primarily due to cost management, including the cost synergies described above, and the addition of Innovation Systems at a lower G&A rate.
For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The second quarter 2019 effective tax rate decreased to 16.2 percent from 19.2 percent in the second quarter of 2018 primarily due to higher research credits. See Note 4 to the financial statements for additional information.
Year to Date
The year to date 2019 effective tax rate decreased to 16.4 percent from 17.5 percent in same period of 2018 primarily due to higher research credits, partially offset by lower excess tax benefits for employee share-based compensation. See Note 4 to the financial statements for additional information.
Net Earnings
Current Quarter
Second quarter 2019 net earnings increased $72 million primarily due to higher operating income and a lower effective tax rate, partially offset by a $58 million decrease in FAS (non-service) pension benefit and a $26 million decrease in other, net, principally due to lower interest income.
Year to Date
Year to date 2019 net earnings increased $95 million primarily due to higher operating income, partially offset by a $112 million decrease in FAS (non-service) pension benefit.
Diluted Earnings Per Share
Current Quarter
Second quarter 2019 diluted earnings per share increased $0.56, or 12 percent reflecting a 9 percent increase in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2019 diluted earnings per share increased $0.82, or 9 percent, reflecting a 6 percent increase in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.

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

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2019	2018	Change	2019	2018	Change
Segment operating income	$978	$779	26%	$1,945	$1,541	26%
Segment operating margin rate	11.6%	10.9%		11.7%	11.1%
CAS pension expense	199	237	(16)%	399	463	(14)%
Less: FAS (service) pension expense	(92)	(100)	(8)%	(184)	(199)	(8)%
Net FAS (service)/CAS pension adjustment	107	137	(22)%	215	264	(19)%
Intangible asset amortization and PP&E step-up depreciation	(98)	(30)	NM	(194)	(30)	NM
Other unallocated corporate expense	(41)	(69)	(41)%	(84)	(110)	(24)%
Unallocated corporate expense	(139)	(99)	40%	(278)	(140)	99%
Operating income	$946	$817	16%	$1,882	$1,665	13%
Current Quarter
Second quarter 2019 segment operating income increased $199 million, or 26 percent, due to higher operating income at all four sectors, including a full quarter of operating income from Innovation Systems. Segment operating margin rate increased to 11.6 percent from 10.9 percent largely due to improved performance at Mission Systems and Technology Services. In addition, segment operating income and margin rate benefited from cost synergies realized in connection with the 2018 acquisition of Orbital ATK.
Year to Date
Year to date 2019 segment operating income increased $404 million, or 26 percent, primarily due to the inclusion of a full six months of operating income from Innovation Systems as well as higher operating income at Mission Systems and Aerospace Systems. Segment operating margin rate increased due to improved performance at all four sectors. In addition, segment operating income and margin rate benefited from the cost synergies described above.
Net FAS (service)/CAS Pension Adjustment
The decrease in our second quarter and year to date 2019 net FAS (service)/CAS pension adjustment is primarily due to lower CAS expense largely as a result of changes in actuarial assumptions as of December 31, 2018, partially offset by increased CAS expense due to the addition of Innovation Systems.
Unallocated Corporate Expense
Current Quarter
The increase in second quarter 2019 unallocated corporate expense is primarily due to a $68 million increase of intangible asset amortization and PP&E step-up depreciation. This increase was partially offset by $23 million of non-recurring transaction costs related to the Orbital ATK acquisition in the second quarter of 2018.
Year to Date
The increase in year to date 2019 unallocated corporate expense is primarily due to a $164 million increase of intangible asset amortization and PP&E step-up depreciation. This increase was partially offset by $29 million of non-recurring transaction costs related to the Orbital ATK acquisition during the first six months of 2018.

NORTHROP GRUMMAN CORPORATION

Net Estimate-at-Completion (EAC) Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2019	2018	2019	2018
Favorable EAC adjustments	$283	$237	$518	$444
Unfavorable EAC adjustments	(125)	(94)	(222)	(185)
Net EAC adjustments	$158	$143	$296	$259
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2019	2018	2019	2018
Aerospace Systems	$54	$95	$104	$149
Innovation Systems(1)	31	—	81	—
Mission Systems	58	50	88	95
Technology Services	20	(2)	31	20
Eliminations	(5)	—	(8)	(5)
Net EAC adjustments	$158	$143	$296	$259

(1)	Amounts reflect EAC adjustments after the percent complete on Innovation Systems contracts was reset to zero as of the Merger date.
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AEROSPACE SYSTEMS	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2019	2018	Change	2019	2018	Change
Sales	$3,390	$3,337	2%	$6,886	$6,617	4%
Operating income	361	357	1%	743	698	6%
Operating margin rate	10.6%	10.7%		10.8%	10.5%
Sales
Current Quarter
Second quarter 2019 sales increased $53 million, or 2 percent, due to higher volume on Manned Aircraft and Space programs. Manned Aircraft sales reflect a higher rate of F-35 production activity. Space sales principally reflect higher volume on a civil space program. Autonomous Systems sales were comparable to the prior year period.
Year to Date
Year to date 2019 sales increased $269 million, or 4 percent, due to higher sales in all three business areas. Manned Aircraft sales reflect increased restricted volume and a higher rate of F-35 production activity. Space sales reflect higher volume on a secure communications satellite program. Autonomous Systems sales increased due to higher volume on several programs, including Triton, partially offset by lower NATO AGS volume as that program nears completion.
Operating Income
Current Quarter
Second quarter 2019 operating income increased $4 million, or 1 percent, due to higher sales. Operating margin rate of 10.6 percent was comparable to the prior year period.

NORTHROP GRUMMAN CORPORATION

Year to Date
Year to date 2019 operating income increased $45 million, or 6 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 10.8 percent from 10.5 percent due to improved performance in all three business areas.

INNOVATION SYSTEMS	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2019	2018	Change	2019	2018	Change
Sales	$1,498	$400	NM	$2,936	$400	NM
Operating income	169	39	NM	336	39	NM
Operating margin rate	11.3%	9.8%		11.4%	9.8%
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
Sales
Current Quarter
Second quarter 2019 sales increased $106 million, or 8 percent, compared with pro forma sales of $1.4 billion in the second quarter of 2018, principally due to higher sales at Flight Systems and Defense Systems. Flight Systems sales increased due to higher volume on military aerospace structures and launch vehicles. Defense Systems sales reflect higher volume on tactical missiles and subsystems, including the Advanced Anti-Radiation Guided Missile (AARGM) program.
Year to Date
Year to date 2019 sales increased $233 million, or 9 percent, compared with year to date 2018 pro forma sales of $2.7 billion due to higher sales in all three business areas. Flight Systems sales reflect higher volume on launch vehicles, principally Ground-based Midcourse Defense, and military aerospace structures. Defense Systems sales increased due to higher volume on tactical missiles and subsystems, including the AARGM program, and precision munitions and armament products, partially offset by lower sales on ammunition products. Space Systems sales reflect higher volume on national security satellite systems.
Operating Income
Current Quarter
Second quarter 2019 operating income totaled $169 million and operating margin rate was 11.3 percent.
Year to Date
Year to date 2019 operating income totaled $336 million and operating margin rate was 11.4 percent. Year to date results benefited from the timing of favorable negotiations on certain commercial contracts.

MISSION SYSTEMS	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2019	2018	Change	2019	2018	Change
Sales	$3,128	$2,874	9%	$6,014	$5,757	4%
Operating income	408	352	16%	791	723	9%
Operating margin rate	13.0%	12.2%		13.2%	12.6%
Sales
Current Quarter
Second quarter 2019 sales increased $254 million, or 9 percent, due to higher sales in all three business areas. Sensors and Processing sales increased principally due to higher volume on infrared countermeasures, airborne radar and restricted programs. Advanced Capabilities sales increased due to higher volume on restricted programs. Cyber and ISR sales reflect higher volume on space payloads and mission programs.

NORTHROP GRUMMAN CORPORATION

Year to Date
Year to date 2019 sales increased $257 million, or 4 percent, across all three business areas. Sensors and Processing sales increased principally due to higher volume on restricted and airborne radar programs, partially offset by lower volume on communications programs. Cyber and ISR sales increased principally due to higher volume on space payloads and mission programs as well as higher intercompany volume. Advanced Capabilities sales increased due to higher volume on restricted programs, partially offset by lower missile defense volume, primarily related to the JRDC program.
Operating Income
Current Quarter
Second quarter 2019 operating income increased $56 million, or 16 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 13.0 percent from 12.2 percent, primarily due to improved performance on Advanced Capabilities programs.
Year to Date
Year to date 2019 operating income increased $68 million, or 9 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 13.2 percent from 12.6 percent primarily due to improved performance on Advanced Capabilities and Sensors and Processing programs, partially offset by lower performance on Cyber and ISR programs.

TECHNOLOGY SERVICES	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2019	2018	Change	2019	2018	Change
Sales	$1,044	$1,048	—%	$2,021	$2,192	(8)%
Operating income	113	95	19%	215	217	(1)%
Operating margin rate	10.8%	9.1%		10.6%	9.9%
Sales
Current Quarter
Second quarter 2019 sales were comparable to the second quarter of 2018, and reflect lower Global Services sales, principally due to the completion in 2018 of a state and local services contract, offset by higher Global Logistics and Modernization volume.
Year to Date
Year to date 2019 sales decreased $171 million, or 8 percent, due to program completions across the sector. Global Services sales declined principally due to the completions in 2018 of a state and local services contract and of certain defense services contracts, largely the JRDC program. Global Logistics and Modernization sales declined primarily due to the completion in 2018 of a manned aircraft sustainment program, KC-10, partially offset by sales growth on strategic and electronic systems sustainment programs.
Operating Income
Current Quarter
Second quarter 2019 operating income increased $18 million, or 19 percent, and operating margin rate increased to 10.8 percent from 9.1 percent primarily due to improved performance on Global Services programs and the absence in 2019 of a negative EAC adjustment recognized on a state and local services contract in the prior year period.
Year to Date
Year to date 2019 operating income decreased $2 million, or 1 percent, due to lower sales, largely offset by a higher operating margin rate. Operating margin rate increased to 10.6 percent from 9.9 percent primarily due to improved performance on Global Services programs.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2019		2018		2019		2018
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,853	$2,572	$2,813	$2,514	$5,827	$5,224	$5,564	$4,979
Service	537	457	524	466	1,059	919	1,053	940
Innovation Systems
Product	1,328	1,177	354	317	2,568	2,273	354	317
Service	170	152	46	44	368	327	46	44
Mission Systems
Product	1,960	1,678	1,812	1,566	3,744	3,201	3,531	3,042
Service	1,168	1,042	1,062	956	2,270	2,022	2,226	1,992
Technology Services
Product	140	126	118	109	263	242	224	206
Service	904	805	930	844	1,758	1,564	1,968	1,769
Segment Totals
Total Product	$6,281	$5,553	$5,097	$4,506	$12,402	$10,940	$9,673	$8,544
Total Service	2,779	2,456	2,562	2,310	5,455	4,832	5,293	4,745
Intersegment eliminations	(604)	(531)	(540)	(476)	(1,212)	(1,072)	(1,112)	(976)
Total segment(1)	$8,456	$7,478	$7,119	$6,340	$16,645	$14,700	$13,854	$12,313

(1)	A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Second quarter 2019 product sales increased $1.2 billion, or 23 percent. The increase was primarily due to a full quarter of product sales from Innovation Systems and higher product sales on Sensors and Processing programs at Mission Systems.
Second quarter 2019 product costs increased $1.0 billion, or 23 percent, consistent with the higher product sales described above.
Year to Date
Year to date 2019 product sales increased $2.7 billion, or 28 percent. The increase was primarily due to a full six months of product sales from Innovation Systems, higher restricted and F-35 volume at Aerospace Systems and higher product sales on Sensors and Processing programs at Mission Systems.
Year to date 2019 product costs increased $2.4 billion, or 28 percent, consistent with the higher product sales described above.

NORTHROP GRUMMAN CORPORATION

Service Sales and Costs
Current Quarter
Second quarter 2019 service sales increased $217 million, or 8 percent. The increase was primarily due to a full quarter of service sales from Innovation Systems and higher service sales at Mission Systems.
Second quarter 2019 service costs increased $146 million, or 6 percent, consistent with the higher service sales described above and reflects improved performance on service contracts at each sector.
Year to Date
Year to date 2019 service sales increased $162 million, or 3 percent. The increase was primarily driven by a full six months of service sales from Innovation Systems and higher service sales at Mission Systems, partially offset by lower service sales at Technology Services principally due to several program completions.
Year to date 2019 service costs increased $87 million, or 2 percent. The increase was primarily driven by the higher service sales described above and reflects improved performance at Aerospace Systems and Technology Services.
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
Backlog consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2019
Aerospace Systems	$12,622	$21,127	$33,749	$26,440	28%
Innovation Systems	5,775	2,660	8,435	8,207	3%
Mission Systems	10,638	6,963	17,601	15,408	14%
Technology Services	2,793	445	3,238	3,445	(6)%
Total backlog	$31,828	$31,195	$63,023	$53,500	18%
New Awards
Second quarter and year to date 2019 net awards totaled $13.5 billion and $25.8 billion, respectively, and backlog increased to $63.0 billion as of June 30, 2019. Significant new awards in the second quarter include $4.1 billion for the F-35 program, $3.6 billion to deliver an additional 24 E-2D Advance Hawkeye aircraft and related equipment to the U.S. Navy, $843 million for space restricted programs, $316 million for the Global Hawk program and $265 million for the Intermediate Range Conventional Prompt Strike hypersonic program.
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

NORTHROP GRUMMAN CORPORATION

Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Six Months Ended June 30%
$ in millions	2019	2018	Change
Net earnings	$1,724	$1,629	6%
Non-cash items(1)	709	383	85%
Changes in assets and liabilities:
Trade working capital	(1,419)	(967)	47%
Retiree benefits	(285)	(394)	(28)%
Other, net	(35)	(13)	169%
Net cash provided by operating activities	$694	$638	9%

(1)	Includes depreciation and amortization, non-cash lease expense, stock based compensation expense and deferred income taxes.
Year to date 2019 cash provided by operating activities increased $56 million principally due to higher net earnings, partially offset by an increase in trade working capital.
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
The table below reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended June 30%
$ in millions	2019	2018	Change
Net cash provided by operating activities	$694	$638	9%
Less: capital expenditures	(536)	(504)	6%
Free cash flow	$158	$134	18%
Year to date 2019 free cash flow increased $24 million principally due to the increase in net cash provided by operating activities.
Investing Cash Flow
Year to date 2019 net cash used in investing activities decreased to $535 million from $8.2 billion principally due to $7.7 billion paid in 2018 for the acquisition of Orbital ATK, net of cash acquired.
Financing Cash Flow
Year to date 2019 net cash used in financing activities decreased to $650 million from $2.2 billion principally due to $1.8 billion in debt and credit facility repayments in 2018, partially offset by increased share repurchases and lower net borrowings on commercial paper in 2019.
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

NORTHROP GRUMMAN CORPORATION

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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2019, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2019, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the second quarter of 2019:

Period	Number of Shares Purchased	Average Price Paid per Share(1)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
March 30, 2019 - April 26, 2019	112,600	$277.21	112,600	$3,989
April 27, 2019 - May 24, 2019	252,485	295.98	252,485	3,914
May 25, 2019 - June 28, 2019	211,700	312.05	211,700	3,848
Total	576,785	$298.21	576,785	$3,848

(1)	Includes commissions paid.
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

+*10.1	Non-Employee Director Compensation Term Sheet, effective May 15, 2019

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Kenneth L. Bedingfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth L. Bedingfield pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 23, 2019