Form 10-Q
period 2019-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2019-10-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
As of October 21, 2019, 168,532,761 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2019	2018	2019	2018
Sales
Product	$5,997	$5,614	$17,605	$14,693
Service	2,478	2,471	7,515	7,246
Total sales	8,475	8,085	25,120	21,939
Operating costs and expenses
Product	4,777	4,233	13,955	11,200
Service	1,971	1,863	6,012	5,635
General and administrative expenses	776	817	2,320	2,267
Operating income	951	1,172	2,833	2,837
Other (expense) income
Interest expense	(123)	(133)	(398)	(420)
FAS (non-service) pension benefit	200	270	600	782
Other, net	27	55	82	140
Earnings before income taxes	1,055	1,364	3,117	3,339
Federal and foreign income tax expense	122	120	460	466
Net earnings	$933	$1,244	$2,657	$2,873

Basic earnings per share	$5.52	$7.15	$15.67	$16.48
Weighted-average common shares outstanding, in millions	169.1	174.1	169.6	174.3
Diluted earnings per share	$5.49	$7.11	$15.60	$16.40
Weighted-average diluted shares outstanding, in millions	169.9	174.9	170.3	175.2

Net earnings (from above)	$933	$1,244	$2,657	$2,873
Other comprehensive loss
Change in unamortized prior service credit, net of tax	(12)	(15)	(35)	(45)
Change in cumulative translation adjustment and other, net	—	(3)	—	(9)
Other comprehensive loss, net of tax	(12)	(18)	(35)	(54)
Comprehensive income	$921	$1,226	$2,622	$2,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$1,127	$1,579
Accounts receivable, net	2,111	1,448
Unbilled receivables, net	5,777	5,026
Inventoried costs, net	810	654
Prepaid expenses and other current assets	1,011	973
Total current assets	10,836	9,680
Property, plant and equipment, net of accumulated depreciation of $5,709 for 2019 and $5,369 for 2018	6,611	6,372
Operating lease right-of-use assets	1,511	—
Goodwill	18,707	18,672
Intangible assets, net	1,123	1,372
Deferred tax assets	83	94
Other non-current assets	1,682	1,463
Total assets	$40,553	$37,653

Liabilities
Trade accounts payable	$2,021	$2,182
Accrued employee compensation	1,744	1,676
Advance payments and billings in excess of costs incurred	2,127	1,917
Other current liabilities	2,524	2,499
Total current liabilities	8,416	8,274
Long-term debt, net of current portion of $45 for 2019 and $517 for 2018	13,826	13,883
Pension and other postretirement benefit plan liabilities	5,431	5,755
Operating lease liabilities	1,304	—
Deferred tax liabilities	111	108
Other non-current liabilities	1,734	1,446
Total liabilities	30,822	29,466

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2019—168,701,653 and 2018—170,607,336	169	171
Paid-in capital	—	—
Retained earnings	9,649	8,068
Accumulated other comprehensive loss	(87)	(52)
Total shareholders’ equity	9,731	8,187
Total liabilities and shareholders’ equity	$40,553	$37,653
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2019	2018
Operating activities
Net earnings	$2,657	$2,873
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	737	534
Non-cash lease expense	187	—
Stock-based compensation	93	82
Deferred income taxes	24	275
Changes in assets and liabilities:
Accounts receivable, net	(663)	(52)
Unbilled receivables, net	(778)	(898)
Inventoried costs, net	(156)	(102)
Prepaid expenses and other assets	(81)	(109)
Accounts payable and other liabilities	320	(125)
Income taxes payable, net	(34)	(114)
Retiree benefits	(422)	(847)
Other, net	(51)	(67)
Net cash provided by operating activities	1,833	1,450

Investing activities
Acquisition of Orbital ATK, net of cash acquired	—	(7,657)
Capital expenditures	(793)	(786)
Other, net	8	23
Net cash used in investing activities	(785)	(8,420)

Financing activities
Payments of long-term debt	(500)	(2,276)
Net payments to credit facilities	(31)	(314)
Net borrowings on commercial paper	201	499
Common stock repurchases	(444)	(209)
Cash dividends paid	(658)	(616)
Payments of employee taxes withheld from share-based awards	(63)	(84)
Other, net	(5)	(27)
Net cash used in financing activities	(1,500)	(3,027)
Decrease in cash and cash equivalents	(452)	(9,997)
Cash and cash equivalents, beginning of year	1,579	11,225
Cash and cash equivalents, end of period	$1,127	$1,228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2019	2018	2019	2018
Common stock
Beginning of period	$169	$174	$171	$174
Common stock repurchased	—	(1)	(2)	(1)
Shares issued for employee stock awards and options	—	1	—	1
End of period	169	174	169	174
Paid-in capital
Beginning of period	—	—	—	44
Common stock repurchased	—	—	—	(34)
Stock compensation	—	—	—	(10)
End of period	—	—	—	—
Retained earnings
Beginning of period	9,120	8,066	8,068	6,913
Impact from adoption of ASU 2018-02 and ASU 2016-01	—	—	—	(21)
Common stock repurchased	(215)	(164)	(449)	(179)
Net earnings	933	1,244	2,657	2,873
Dividends declared	(226)	(211)	(658)	(616)
Stock compensation	37	26	31	(9)
End of period	9,649	8,961	9,649	8,961
Accumulated other comprehensive (loss) income
Beginning of period	(75)	(14)	(52)	1
Impact from adoption of ASU 2018-02 and ASU 2016-01	—	—	—	21
Other comprehensive loss, net of tax	(12)	(18)	(35)	(54)
End of period	(87)	(32)	(87)	(32)
Total shareholders’ equity	$9,731	$9,103	$9,731	$9,103
Cash dividends declared per share	$1.32	$1.20	$3.84	$3.50
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
At September 30, 2019, the company was aligned in four operating sectors: Aerospace Systems, Innovation Systems, Mission Systems and Technology Services. In September 2019, the company announced changes effective January 1, 2020, which are intended to better align the company’s broad portfolio to serve its customers’ needs. There will be four sectors: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. This realignment is not reflected in any of the accompanying financial information.
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
Revenue Recognition
The majority of our sales are derived from long-term contracts with the U.S. government for the production of goods, the provision of services, or a combination of both. The company classifies sales as product or service based on the predominant attributes of each performance obligation.
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

NORTHROP GRUMMAN CORPORATION

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
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share data	2019	2018	2019	2018
Revenue	$142	$149	$462	$438
Operating income	125	149	421	408
Net earnings(1)	99	117	333	322
Diluted earnings per share(1)	0.58	0.67	1.96	1.84

(1)	Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No such adjustments were material to the financial statements during the three months ended September 30, 2019 and 2018.

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
Company backlog as of September 30, 2019 was $65.0 billion. We expect to recognize approximately 40 percent and 65 percent of our September 30, 2019 backlog as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
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
The amount of revenue recognized for the three and nine months ended September 30, 2019 that was included in the December 31, 2018 contract liability balance was $209 million and $1.2 billion, respectively. The amount of revenue recognized for the three and nine months ended September 30, 2018 that was included in the December 31, 2017 contract liability balance was $168 million and $1.2 billion, respectively.
Disaggregation of Revenue
See Note 11 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	September 30, 2019	December 31, 2018
Unamortized prior service credit, net of tax expense of $21 for 2019 and $32 for 2018	$63	$98
Cumulative translation adjustment	(148)	(144)
Other, net	(2)	(6)
Total accumulated other comprehensive loss	$(87)	$(52)

Reclassifications from accumulated other comprehensive loss to net earnings related to the amortization of prior service credit were $12 million and $35 million, net of taxes, for the three and nine months ended September 30, 2019, respectively and were $15 million and $45 million, net of taxes, for the three and nine months ended

NORTHROP GRUMMAN CORPORATION

September 30, 2018, respectively. The reclassifications are included in the computation of net periodic pension cost (benefit). See Note 8 for further information.
Reclassifications from accumulated other comprehensive loss to net earnings relating to cumulative translation adjustments and effective cash flow hedges were not material for the three and nine months ended September 30, 2019 and 2018.
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
Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2019, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.

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

NORTHROP GRUMMAN CORPORATION

Unaudited Supplemental Pro Forma Information
The following table presents unaudited pro forma financial information prepared in accordance with Article 11 of Regulation S-X and computed as if Orbital ATK had been included in our results as of January 1, 2017:

$ in millions, except per share amounts	Nine Months Ended September 30, 2018
Sales	$24,163
Net earnings	3,050
Diluted earnings per share	17.41

The unaudited supplemental pro forma financial data has been calculated after applying our accounting policies and adjusting the historical results of Orbital ATK with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2017. Significant pro forma adjustments include the following:

1.	The elimination of intercompany sales and costs of sales between the company and Orbital ATK of $80 million for the nine months ended September 30, 2018.

2.	The elimination of nonrecurring transaction costs incurred by the company and Orbital ATK in connection with the Merger of $71 million for the nine months ended September 30, 2018.

3.
The recognition of additional depreciation expense, net of removal of historical depreciation expense, of $10 million for the nine months ended September 30, 2018 related to the step-up in fair value of acquired property, plant and equipment.

4.
The recognition of additional amortization expense, net of removal of historical amortization expense, of $101 million for the nine months ended September 30, 2018 related to the fair value of acquired intangible assets.

5.
The elimination of Orbital ATK’s historical amortization of net actuarial losses and prior service credits and impact of the revised pension and OPB net periodic benefit cost as determined under the company’s plan assumptions of $51 million for the nine months ended September 30, 2018.

6.	The income tax effect on the pro forma adjustments, which was calculated using the federal statutory tax rate, of $(2) million for the nine months ended September 30, 2018.
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
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.8 million shares and 0.7 million shares for the three and nine months ended September 30, 2019. The dilutive effect of these securities totaled 0.8 million shares and 0.9 million shares for the three and nine months ended September 30, 2018, respectively.
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

NORTHROP GRUMMAN CORPORATION

2015 Repurchase Program. Under the agreement, we made a payment of $1.0 billion to Goldman Sachs and received an initial delivery of 3.0 million shares valued at $800 million that were immediately canceled by the company. The remaining balance was settled on January 4, 2019 with a final delivery of 0.9 million shares from Goldman Sachs. The final average purchase price was $260.32 per share.
As of September 30, 2019, repurchases under the 2015 Repurchase Program totaled $3.4 billion; $0.6 billion remained under this share repurchase authorization. By its terms, the 2015 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market and in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Nine Months Ended September 30
					2019	2018
September 16, 2015	$4,000	13.6	$248.91		2.3	0.7
December 4, 2018	$3,000	—	—		—	—

(1)	Includes commissions paid.
Dividends on Common Stock
In May 2019, the company increased the quarterly common stock dividend 10 percent to $1.32 per share from the previous amount of $1.20 per share.
In May 2018, the company increased the quarterly common stock dividend 9 percent to $1.20 per share from the previous amount of $1.10 per share.
In January 2018, the company increased the quarterly common stock dividend 10 percent to $1.10 per share from the previous amount of $1.00 per share.
4.    INCOME TAXES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2019	2018	2019	2018
Federal and foreign income tax expense	$122	$120	$460	$466
Effective income tax rate	11.6%	8.8%	14.8%	14.0%

Current Quarter
The third quarter 2019 effective tax rate increased to 11.6 percent from 8.8 percent in the third quarter of 2018. The company’s effective tax rate for the third quarter of 2019 includes benefits of $89 million for research credits and $17 million for foreign derived intangible income. The company’s tax rate for the third quarter of 2018 included a $106 million benefit for research credits and manufacturing deductions and an $84 million benefit associated with the Tax Cuts and Jobs Act (the “2017 Tax Act”).
Year to Date
The year to date 2019 effective tax rate increased to 14.8 percent from 14.0 percent in the prior year period. The company’s year to date 2019 effective tax rate includes benefits of $171 million for research credits and $26 million for foreign derived intangible income. The company’s year to date 2018 effective tax rate included a $156 million benefit for research credits and manufacturing deductions and an $84 million benefit associated with the 2017 Tax Act.
During the three and nine months ended September 30, 2019, we increased our unrecognized tax benefits by approximately $294 million and $327 million, respectively, related to our methods of accounting associated with the timing of revenue recognition and related costs, and the 2017 Tax Act. Since enactment of the 2017 Tax Act, the IRS

NORTHROP GRUMMAN CORPORATION

and U.S. Treasury Department have issued and are expected to further issue interpretive guidance that impacts taxpayers. We will continue to evaluate such guidance as it is issued.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	September 30, 2019			December 31, 2018
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets (Liabilities)
Marketable securities	$351	$—	$351	$319	$1	$320
Marketable securities valued using NAV			16			15
Total marketable securities	351	—	367	319	1	335
Derivatives	—	(5)	(5)	—	(10)	(10)

At September 30, 2019, the company had commodity forward contracts outstanding that hedge forecasted commodity purchases of 4 million pounds of copper and 1 million pounds of zinc. Gains or losses on the commodity forward contracts are recognized in product and service cost as the performance obligations on related contracts are satisfied.
The notional value of the company’s foreign currency forward contracts at September 30, 2019 and December 31, 2018 was $86 million and $114 million, respectively. The portion of notional value designated as a cash flow hedge at September 30, 2019 was $9 million. At December 31, 2018, no portion of the notional value was designated as a cash flow hedge.
The derivative fair values and related unrealized gains/losses at September 30, 2019 and December 31, 2018 were not material. There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2019.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $15.2 billion and $14.3 billion as of September 30, 2019 and December 31, 2018, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The carrying value of long-term debt was $13.9 billion and $14.4 billion as of September 30, 2019 and December 31, 2018, respectively. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.

NORTHROP GRUMMAN CORPORATION

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
On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $27 million as of September 30, 2019), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $21 million as of September 30, 2019) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $5 million as of September 30, 2019). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $34 million as of September 30, 2019), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. In a decision dated November 13, 2018, the trial court ruled in ECT’s favor on one of its claims against Solystic, and awarded damages of R$41 million (the equivalent of approximately $10 million as of September 30, 2019) against Solystic and its consortium partners, with that amount to be adjusted for inflation and interest from November 2004 through any appeal, in accordance with the Manual of Calculations of the Federal Justice, as well as attorneys’ fees. On March 22, 2019, ECT appealed

NORTHROP GRUMMAN CORPORATION

the trial court’s decision to the intermediate court of appeals. Solystic filed its appeal on April 11, 2019. The parties are exploring whether there is a possible path for a negotiated resolution of the dispute.
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, we have worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. We have incurred, and expect to continue to incur, as included in Note 7, substantial remediation costs related to these environmental conditions. The remediation standards or requirements to which we are subject are being reconsidered and may change and costs may increase materially. As discussed in Note 7, the State of New York issued a Feasibility Study and Proposed Amended Record of Decision, proposing to impose additional remedial requirements. The company, along with other interested parties, has submitted comments on that proposal. The State of New York has said that, among other things, it is also evaluating potential natural resource damages. In addition, we are a party to various, and expect to become a party to additional, legal proceedings and disputes related to remediation, costs, allowability and/or alleged environmental impacts in Bethpage, including with federal and state entities, the Navy, local municipalities and water districts, and insurance carriers, as well as class action and individual plaintiffs alleging personal injury and property damage and seeking both monetary and non-monetary relief. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages (including natural resource damages), determinations on allocation, allowability and coverage, and non-monetary relief. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.
On August 12, 2016, a putative class action complaint, naming Orbital ATK and two of its then-officers as defendants, Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN), was filed in the United States District Court for the Eastern District of Virginia. The complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, allegedly arising out of false and misleading statements and the failure to disclose that: (i) Orbital ATK lacked effective control over financial reporting; and (ii) as a result, it failed to record an anticipated loss on a long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army’s Lake City Army Ammunition Plant. On April 24, 2017 and October 10, 2017, the plaintiffs filed amended complaints naming additional defendants and asserting claims for alleged violations of additional sections of the Exchange Act and alleged false and misleading statements in Orbital ATK’s Form S-4 filed in connection with the Orbital-ATK Merger. The complaint seeks damages, reasonable costs and expenses at trial, including counsel and expert fees, and such other relief as deemed appropriate by the Court. On June 7, 2019, the court approved the parties’ proposal to resolve the litigation for $108 million, subject to certain terms and conditions. The company continues to negotiate with and pursue coverage litigation against various of its insurance carriers.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2019, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of September 30, 2019, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

Environmental Matters
The table below summarizes management’s estimate of the range of reasonably possible future costs for environmental remediation, the amount accrued within that range, and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of September 30, 2019 and December 31, 2018:

$ in millions	Range of Reasonably Possible Future Costs(1)	Accrued Costs(2)	Deferred Costs(3)
September 30, 2019	$528 - $997	$543	$423
December 31, 2018	447 - 835	461	343

(1)
Estimated remediation costs are not discounted to present value. The range of reasonably possible future costs does not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.

(2) As of September 30, 2019, $163 million is recorded in Other current liabilities and $380 million is recorded in Other non-current liabilities.
(3) As of September 30, 2019, $128 million is deferred in Prepaid expenses and other current assets and $295 million is deferred in Other non-current assets.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2019, or its annual results of operations and/or cash flows. With respect to Bethpage, the State of New York issued a Feasibility Study and Proposed Amended Record of Decision, proposing to impose additional remedial requirements. The company, along with other interested parties, has submitted comments on that proposal. The comments address, among other things, the adequacy of the existing remedy, concerns with the state’s proposal, and an alternative approach. As discussed in Note 6, the remediation standards or requirements to which we are subject are being reconsidered and may change and costs may increase materially.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2019, there were $452 million of stand-by letters of credit and guarantees and $209 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At September 30, 2019, there were $399 million of outstanding short-term commercial paper borrowings at a weighted-average interest rate of 2.31 percent that have original maturities of three months or less from the date of issuance. The outstanding balance of commercial paper borrowings is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”) that matures in August 2023. At September 30, 2019, there was no balance outstanding under this facility; however, the outstanding balance of commercial paper borrowings reduces the amount available for borrowing under the 2018 Credit Agreement. In October 2019, the company amended the 2018 Credit Agreement to extend its maturity date by one year from August 2023 to August 2024.
In December 2016, a subsidiary of the company entered into a two-year credit facility, with two additional one-year option periods, in an aggregate principal amount of £120 million (the equivalent of approximately $148 million as of September 30, 2019) (the “2016 Credit Agreement”). The company exercised the second option to extend the maturity to December 2020. The 2016 Credit Agreement is guaranteed by the company. At September 30, 2019, there was £60 million (the equivalent of approximately $74 million) outstanding under this facility, which bears interest at a rate of LIBOR plus 1.10 percent. All of the borrowings outstanding under this facility mature less than one year from the date of issuance, but may be renewed under the terms of the facility. Based on our intent and ability to refinance the obligations on a long-term basis, a large majority of the borrowings are classified as non-current.

NORTHROP GRUMMAN CORPORATION

At September 30, 2019, the company was in compliance with all covenants under its credit agreements.
8.    RETIREMENT BENEFITS
The cost (benefit) to the company of its retirement plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2019	2018	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost (benefit)
Service cost	$92	$102	$4	$5	$276	$301	$12	$15
Interest cost	340	316	20	20	1,020	906	60	58
Expected return on plan assets	(525)	(571)	(23)	(26)	(1,576)	(1,644)	(69)	(75)
Amortization of prior service credit	(15)	(15)	(1)	(5)	(44)	(44)	(2)	(16)
Net periodic benefit cost (benefit)	$(108)	$(168)	$—	$(6)	$(324)	$(481)	$1	$(18)

Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2019	2018	2019	2018
Defined benefit pension plans	$18	$273	$64	$318
OPB plans	10	10	34	32
Defined contribution plans	98	104	377	296

9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Nine Months Ended September 30
in millions	2019	2018
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.2
Grant date aggregate fair value	$92	$119

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
Total Lease Cost
Total lease cost is included in Product and Service costs and G&A expenses in the unaudited condensed consolidated statement of earnings and comprehensive income and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

$ in millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$78	$237
Variable lease cost	3	7
Short-term lease cost	25	54
Total lease cost	$106	$298

Supplemental Balance Sheet Information
Supplemental operating lease balance sheet information consists of the following:

$ in millions	September 30, 2019
Operating lease right-of-use assets	$1,511

Other current liabilities	260
Operating lease liabilities	1,304
Total operating lease liabilities	$1,564

Other Supplemental Information
Other supplemental operating lease information consists of the following:

$ in millions	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$223
Right-of-use assets obtained in exchange for new lease liabilities	397

Weighted average remaining lease term	11.7 years
Weighted average discount rate	3.8%

NORTHROP GRUMMAN CORPORATION

Maturities of Lease Liabilities
Maturities of operating lease liabilities as of September 30, 2019 are as follows:

$ in millions
Year Ending December 31
2019 (1)	$74
2020	298
2021	249
2022	212
2023	175
Thereafter	986
Total lease payments	1,994
Less: imputed interest	(430)
Present value of operating lease liabilities	$1,564

(1)	Excludes the nine months ended September 30, 2019.
As of September 30, 2019, we have approximately $100 million in rental commitments for real estate leases that have not yet commenced. These leases are expected to commence in 2020 and 2021 with lease terms of 2 to 12 years.
Rental expense for operating leases classified under ASC 840 for the three and nine months ended September 30, 2018 was $97 million and $270 million, respectively. These amounts are net of immaterial amounts of sublease income. As of December 31, 2018, future minimum lease payments under long-term non-cancelable operating leases as classified under ASC 840 were as follows:

$ in millions
Year Ending December 31
2019	$312
2020	270
2021	221
2022	186
2023	152
Thereafter	939
Total minimum lease payments	$2,080

NORTHROP GRUMMAN CORPORATION

11.    SEGMENT INFORMATION
The company is aligned in four operating sectors, which also comprise our reportable segments: Aerospace Systems, Innovation Systems, Mission Systems and Technology Services.
The following table presents sales and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2019	2018	2019	2018
Sales
Aerospace Systems	$3,458	$3,282	$10,344	$9,899
Innovation Systems	1,584	1,415	4,520	1,815
Mission Systems	3,029	2,911	9,043	8,668
Technology Services	1,067	1,040	3,088	3,232
Intersegment eliminations	(663)	(563)	(1,875)	(1,675)
Total sales	8,475	8,085	25,120	21,939
Operating income
Aerospace Systems	324	376	1,067	1,074
Innovation Systems	164	161	500	200
Mission Systems	398	399	1,189	1,122
Technology Services	136	111	351	328
Intersegment eliminations	(82)	(68)	(222)	(204)
Total segment operating income	940	979	2,885	2,520
Net FAS (service)/CAS pension adjustment	131	176	346	440
Unallocated corporate (expense) income	(120)	17	(398)	(123)
Total operating income	$951	$1,172	$2,833	$2,837

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
Unallocated Corporate (Expense) Income
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

NORTHROP GRUMMAN CORPORATION

Disaggregation of Revenue

Sales by Customer Type	Three Months Ended September 30				Nine Months Ended September 30
	2019		2018		2019		2018
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aerospace Systems
U.S. government (1)	$3,014	87%	$2,926	89%	$8,954	87%	$8,633	87%
International (2)	353	10%	270	8%	1,137	11%	990	10%
Other customers	36	1%	44	2%	100	1%	124	1%
Intersegment sales	55	2%	42	1%	153	1%	152	2%
Aerospace Systems sales	3,458	100%	3,282	100%	10,344	100%	9,899	100%
Innovation Systems
U.S. government (1)	1,163	74%	972	69%	3,239	72%	1,237	68%
International (2)	228	14%	272	19%	702	16%	364	20%
Other customers	99	6%	134	9%	331	7%	164	9%
Intersegment sales	94	6%	37	3%	248	5%	50	3%
Innovation Systems sales	1,584	100%	1,415	100%	4,520	100%	1,815	100%
Mission Systems
U.S. government (1)	2,260	75%	2,232	77%	6,775	75%	6,577	76%
International (2)	416	14%	374	12%	1,242	14%	1,144	13%
Other customers	32	1%	25	1%	105	1%	89	1%
Intersegment sales	321	10%	280	10%	921	10%	858	10%
Mission Systems sales	3,029	100%	2,911	100%	9,043	100%	8,668	100%
Technology Services
U.S. government (1)	629	59%	581	56%	1,799	58%	1,780	55%
International (2)	208	19%	183	17%	642	21%	596	18%
Other customers	37	4%	72	7%	94	3%	241	8%
Intersegment sales	193	18%	204	20%	553	18%	615	19%
Technology Services sales	1,067	100%	1,040	100%	3,088	100%	3,232	100%
Total
U.S. government (1)	7,066	83%	6,711	83%	20,767	83%	18,227	83%
International (2)	1,205	14%	1,099	14%	3,723	15%	3,094	14%
Other customers	204	3%	275	3%	630	2%	618	3%
Total Sales	$8,475	100%	$8,085	100%	$25,120	100%	$21,939	100%

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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended September 30				Nine Months Ended September 30
	2019		2018		2019		2018
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aerospace Systems
Cost-type	$1,995	59%	$1,953	60%	$5,976	59%	$5,789	59%
Fixed-price	1,408	41%	1,287	40%	4,215	41%	3,958	41%
Intersegment sales	55		42		153		152
Aerospace Systems sales	3,458		3,282		10,344		9,899
Innovation Systems
Cost-type	419	28%	373	27%	1,232	29%	472	27%
Fixed-price	1,071	72%	1,005	73%	3,040	71%	1,293	73%
Intersegment sales	94		37		248		50
Innovation Systems sales	1,584		1,415		4,520		1,815
Mission Systems
Cost-type	1,264	47%	1,259	48%	3,854	47%	3,745	48%
Fixed-price	1,444	53%	1,372	52%	4,268	53%	4,065	52%
Intersegment sales	321		280		921		858
Mission Systems sales	3,029		2,911		9,043		8,668
Technology Services
Cost-type	398	46%	373	45%	1,202	47%	1,195	46%
Fixed-price	476	54%	463	55%	1,333	53%	1,422	54%
Intersegment sales	193		204		553		615
Technology Services sales	1,067		1,040		3,088		3,232
Total
Cost-type	4,076	48%	3,958	49%	12,264	49%	11,201	51%
Fixed-price	4,399	52%	4,127	51%	12,856	51%	10,738	49%
Total Sales	$8,475		$8,085		$25,120		$21,939

(1)	Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended September 30				Nine Months Ended September 30
	2019		2018		2019		2018
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aerospace Systems
United States	$3,050	90%	$2,970	92%	$9,054	89%	$8,757	90%
Asia/Pacific	173	5%	121	4%	632	6%	499	5%
All other (1)	180	5%	149	4%	505	5%	491	5%
Intersegment sales	55		42		153		152
Aerospace Systems sales	3,458		3,282		10,344		9,899
Innovation Systems
United States	1,262	85%	1,105	80%	3,570	84%	1,401	79%
Asia/Pacific	30	2%	72	5%	123	3%	96	6%
All other (1)	198	13%	201	15%	579	13%	268	15%
Intersegment sales	94		37		248		50
Innovation Systems sales	1,584		1,415		4,520		1,815
Mission Systems
United States	2,292	85%	2,253	86%	6,880	85%	6,666	85%
Asia/Pacific	143	5%	208	8%	443	5%	521	7%
All other (1)	273	10%	170	6%	799	10%	623	8%
Intersegment sales	321		280		921		858
Mission Systems sales	3,029		2,911		9,043		8,668
Technology Services
United States	666	76%	653	78%	1,893	75%	2,021	77%
Asia/Pacific	44	5%	45	5%	144	6%	113	4%
All other (1)	164	19%	138	17%	498	19%	483	19%
Intersegment sales	193		204		553		615
Technology Services sales	1,067		1,040		3,088		3,232
Total
United States	7,270	86%	6,981	86%	21,397	85%	18,845	86%
Asia/Pacific	390	5%	446	6%	1,342	5%	1,229	6%
All other (1)	815	9%	658	8%	2,381	10%	1,865	8%
Total Sales	$8,475		$8,085		$25,120		$21,939

(1)	All other is principally comprised of Europe and the Middle East.

(2)	Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of September 30, 2019, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2018, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2019, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph regarding the Company’s change in its method of accounting for recognizing pension and other postretirement benefit plans actuarial gains and losses and the manner in which it accounts for revenue from contracts with customers. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2018, is fairly stated, in all material respects, in relation to the audited consolidated statement of financial position from which it has been derived.
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
October 23, 2019

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
In June 2018, the U.S. Federal Trade Commission (FTC) issued a Decision and Order enabling the acquisition to proceed and providing for solid rocket motors to be available on a non-discriminatory basis under certain circumstances and processes. The company has taken and continues to take robust actions to help ensure compliance with the terms of the Order. Similarly, the Compliance Officer, appointed under the Order, and the FTC have taken and continue to take various actions to oversee compliance. In October 2019, the company received a civil investigative demand from the FTC requesting certain information relating to a potential issue of the company’s compliance with the Order in connection with a pending strategic missile competition. The company is working to respond to the request. We believe the company has been and continues to be in full compliance with the Order, but we cannot predict any potential impact on the pending competition.
U.S. Political and Economic Environment
Since the filing of our 2018 Annual Report on Form 10-K, full year appropriations for FY 2019 were enacted for all remaining U.S. government agencies and the President proposed an FY 2020 budget requesting $750 billion for national security. The President’s budget request addresses various capabilities highlighted in the U.S. National Security Strategy, the National Defense Strategy and the Missile Defense Review. On August 2, 2019, the Bipartisan Budget Act of 2019 was enacted, increasing spending caps under the Budget Control Act (BCA) for FY 2020 and FY 2021, the final two fiscal years covered by the BCA, and suspending the debt ceiling through July 31, 2021. FY 2020 appropriations have not been enacted and on September 27, 2019, a continuing resolution was enacted to provide funding at FY 2019 levels through November 21, 2019. We believe our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, low observable technology and cyber will allow us to continue to profitably grow our business in support of our customers’ needs.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions, except per share amounts	2019	2018	Change	2019	2018	Change
Sales	$8,475	$8,085	5%	$25,120	$21,939	14%
Operating costs and expenses	7,524	6,913	9%	22,287	19,102	17%
Operating costs and expenses as a % of sales	88.8%	85.5%		88.7%	87.1%
Operating income	951	1,172	(19)%	2,833	2,837	—%
Operating margin rate	11.2%	14.5%		11.3%	12.9%
Federal and foreign income tax expense	122	120	2%	460	466	(1)%
Effective income tax rate	11.6%	8.8%		14.8%	14.0%
Net earnings	933	1,244	(25)%	2,657	2,873	(8)%
Diluted earnings per share	$5.49	$7.11	(23)%	$15.60	$16.40	(5)%
Sales
Current Quarter
Third quarter 2019 sales increased $390 million, or 5 percent, due to higher sales at all four sectors.
Year to Date
Year to date 2019 sales increased $3.2 billion due to the addition of a full nine months of Innovation Systems sales as well as higher sales at Aerospace Systems and Mission Systems, partially offset by lower sales at Technology Services.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 11 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
Current Quarter
Third quarter 2019 operating income decreased $221 million and operating margin rate declined to 11.2 percent primarily due to higher unallocated corporate expense, a decrease in the net FAS (service)/CAS pension adjustment and lower segment operating income. Third quarter 2018 unallocated corporate expense included a $223 million benefit recognized for the finalization of certain prior year cost claims.
Third quarter 2019 general and administrative (G&A) costs as a percentage of sales decreased to 9.2 percent from 10.1 percent primarily due to cost management, including cost synergies realized in connection with the 2018 acquisition of Orbital ATK, and higher sales.
Year to Date
Year to date 2019 operating income was comparable to the prior year period and reflects a $365 million increase in segment operating income, including a full nine months of operating income from Innovation Systems, offset by higher unallocated corporate expense, largely due to the previously noted 2018 cost claim benefit, and a decrease in the net FAS (service)/CAS pension adjustment. Operating margin rate declined to 11.3 percent principally due to the increase in unallocated corporate expense and decrease in the net FAS (service)/CAS pension adjustment.
Year to date 2019 G&A costs as a percentage of sales decreased to 9.2 percent from 10.3 percent primarily due to cost management, including the cost synergies described above.
For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The third quarter 2019 effective tax rate increased to 11.6 percent from 8.8 percent in the third quarter of 2018. See Note 4 to the financial statements for additional information.

NORTHROP GRUMMAN CORPORATION

Year to Date
The year to date 2019 effective tax rate increased to 14.8 percent from 14.0 percent in the prior year period. See Note 4 to the financial statements for additional information.
Net Earnings
Current Quarter
Third quarter 2019 net earnings decreased $311 million primarily due to lower operating income as well as a $70 million decrease in FAS (non-service) pension benefit.
Year to Date
Year to date 2019 net earnings decreased $216 million primarily due to a $182 million decrease in FAS (non-service) pension benefit and a $58 million decrease in other, net, principally due to lower interest income.
Diluted Earnings Per Share
Current Quarter
Third quarter 2019 diluted earnings per share decreased $1.62, or 23 percent, principally reflecting a 25 percent decrease in net earnings.
Year to Date
Year to date 2019 diluted earnings per share decreased $0.80, or 5 percent, reflecting an 8 percent decrease in net earnings, partially offset by a 3 percent reduction in weighted-average diluted shares outstanding.
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
In September 2019, the company announced changes effective January 1, 2020, which are intended to better align the company’s broad portfolio to serve its customers’ needs. There will be four sectors: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. This realignment is not reflected in any of the accompanying financial information.
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

NORTHROP GRUMMAN CORPORATION

Segment Operating Income and Margin Rate
Segment operating income, as reconciled in the table below, and segment operating margin rate (segment operating income divided by sales) are non-GAAP (accounting principles generally accepted in the United States of America) measures that reflect total earnings from our four segments, including allocated pension expense recognized under the Federal Acquisition Regulation (FAR) and the related U.S. Government Cost Accounting Standards (CAS), and excluding FAS pension expense and unallocated corporate items (certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or FAR, and costs not considered part of management’s evaluation of segment operating performance). These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the financial performance and operational trends of our sectors. These measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as alternatives to operating results presented in accordance with GAAP.

	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2019	2018	Change	2019	2018	Change
Segment operating income	$940	$979	(4)%	$2,885	$2,520	14%
Segment operating margin rate	11.1%	12.1%		11.5%	11.5%
CAS pension expense	223	278	(20)%	622	741	(16)%
Less: FAS (service) pension expense	(92)	(102)	(10)%	(276)	(301)	(8)%
Net FAS (service)/CAS pension adjustment	131	176	(26)%	346	440	(21)%
Intangible asset amortization and PP&E step-up depreciation	(98)	(97)	1%	(292)	(127)	NM
Other unallocated corporate (expense) income	(22)	114	NM	(106)	4	NM
Unallocated corporate (expense) income	(120)	17	NM	(398)	(123)	NM
Operating income	$951	$1,172	(19)%	$2,833	$2,837	—%
Current Quarter
Third quarter 2019 segment operating income decreased $39 million, or 4 percent, primarily due to lower segment operating income at Aerospace Systems, partially offset by higher operating income at Technology Services. Segment operating margin rate decreased to 11.1 percent principally due to a lower operating margin rate at Aerospace Systems.
Year to Date
Year to date 2019 segment operating income increased $365 million, or 14 percent, primarily due to the inclusion of a full nine months of operating income from Innovation Systems as well as higher operating income at Mission Systems and Technology Services. Segment operating margin rate of 11.5 percent was comparable to the prior year period.
Net FAS (service)/CAS Pension Adjustment
The decrease in our third quarter and year to date 2019 net FAS (service)/CAS pension adjustment is primarily due to lower CAS expense largely as a result of changes in actuarial assumptions as of December 31, 2018. The year to date decrease is partially offset by increased CAS expense due to the addition of Innovation Systems.
Unallocated Corporate (Expense) Income
Current Quarter
The increase in third quarter 2019 unallocated corporate expense is primarily due to the absence in 2019 of a $223 million benefit recognized for the finalization of certain prior year cost claims, partially offset by $57 million of lower deferred state taxes and legal expenses.
Year to Date
The increase in year to date 2019 unallocated corporate expense is primarily due to the absence of the 2018 cost claim benefit noted above and $165 million of higher intangible asset amortization and PP&E step-up depreciation. This increase was partially offset by $61 million of lower deferred state taxes and legal expenses as well as $29 million of non-recurring Merger-related transaction costs in 2018.

NORTHROP GRUMMAN CORPORATION

Net Estimate-at-Completion (EAC) Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2019	2018	2019	2018
Favorable EAC adjustments	$285	$296	$803	$740
Unfavorable EAC adjustments	(160)	(147)	(382)	(332)
Net EAC adjustments	$125	$149	$421	$408
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2019	2018	2019	2018
Aerospace Systems	$13	$80	$117	$229
Innovation Systems(1)	33	16	114	16
Mission Systems	46	37	134	132
Technology Services	40	22	71	42
Eliminations	(7)	(6)	(15)	(11)
Net EAC adjustments	$125	$149	$421	$408

(1)	Amounts reflect EAC adjustments after the percent complete on Innovation Systems contracts was reset to zero as of the Merger date.
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AEROSPACE SYSTEMS	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2019	2018	Change	2019	2018	Change
Sales	$3,458	$3,282	5%	$10,344	$9,899	4%
Operating income	324	376	(14)%	1,067	1,074	(1)%
Operating margin rate	9.4%	11.5%		10.3%	10.8%
Sales
Current Quarter
Third quarter 2019 sales increased 5 percent, due to higher sales in all three business areas. Manned aircraft sales reflect higher volume on the E-2 program and a higher rate of F-35 production activity, partially offset by lower B-2 sales. Space sales reflect higher volume on Next Generation Overhead Persistent Infrared (Next Gen OPIR) programs. Autonomous Systems sales increased due to higher volume on multiple programs, including Global Hawk, partially offset by lower NATO AGS volume as that program nears completion.
Year to Date
Year to date 2019 sales increased 4 percent due in large part to higher volume on restricted programs. Manned Aircraft sales reflect a higher rate of F-35 production activity and higher volume on the E-2 program. Space sales reflect higher volume on Next Gen OPIR programs. Autonomous Systems sales include lower NATO AGS volume as that program nears completion.
Operating Income
Current Quarter
Third quarter 2019 operating income declined to $324 million and operating margin rate decreased to 9.4 percent principally due to lower net favorable EAC adjustments. This reflects the timing of favorable adjustments as well as unfavorable adjustments for the B-2 Defensive Management System Modernization program and delays in production for certain commercial space components.

NORTHROP GRUMMAN CORPORATION

Year to Date
Year to date 2019 operating income decreased $7 million, or 1 percent, due to a lower operating margin rate, which more than offset higher sales. Operating margin rate decreased to 10.3 percent from 10.8 percent, primarily due to lower net favorable EAC adjustments on Manned Aircraft and Space programs.

INNOVATION SYSTEMS	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2019	2018	Change	2019	2018	Change
Sales	$1,584	$1,415	12%	$4,520	$1,815	NM
Operating income	164	161	2%	500	200	NM
Operating margin rate	10.4%	11.4%		11.1%	11.0%
The sales and operating income above reflect the operating results of Innovation Systems subsequent to the Merger date. In our year to date comparative discussion below, we reference pro forma sales prepared in accordance with Article 11 of Regulation S-X and computed as if Orbital ATK had been included in our results in the year prior to the Merger, or as of January 1, 2017. Refer to Note 2 to the financial statements for additional supplemental consolidated pro forma financial information. This pro forma financial information should not be considered indicative of the results that would have actually occurred if the Merger had been consummated on January 1, 2017, nor are they indicative of future results.
Sales
Current Quarter
Third quarter 2019 sales increased 12 percent due to higher sales in all three business areas. Space Systems sales reflect higher volume on national security satellite systems. Defense Systems sales increased primarily due to higher volume on precision munitions and armament products, as well as tactical missiles and subsystems, including the Advanced Anti-Radiation Guided Missile-Extended Range (AARGM-ER) program. Flight Systems sales reflect higher volume on military and commercial aerospace structures.
Year to Date
Year to date 2019 sales increased $403 million, or 10 percent, compared with year to date 2018 pro forma sales of $4.1 billion due to higher sales in all three business areas. Flight Systems sales reflect higher volume on military aerospace structures and launch vehicles, principally Ground-based Midcourse Defense. Defense Systems sales increased primarily due to higher volume on tactical missiles and subsystems, including AARGM-ER, and precision munitions and armament products. Space Systems sales reflect higher volume on national security satellite systems.
Operating Income
Current Quarter
Third quarter 2019 operating income increased 2 percent primarily due to higher sales, partially offset by a lower operating margin rate of 10.4 percent. The prior period operating margin rate reflects favorable indirect rate performance and recovery of an insurance claim.
Year to Date
Year to date 2019 operating income totaled $500 million and operating margin rate was 11.1 percent. Year to date results benefited from the timing of favorable negotiations on certain commercial contracts.

MISSION SYSTEMS	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2019	2018	Change	2019	2018	Change
Sales	$3,029	$2,911	4%	$9,043	$8,668	4%
Operating income	398	399	—%	1,189	1,122	6%
Operating margin rate	13.1%	13.7%		13.1%	12.9%
Sales
Current Quarter
Third quarter 2019 sales increased 4 percent due to higher sales in all three business areas. Advanced Capabilities sales increased primarily due to higher volume on marine systems. Cyber and ISR sales reflect higher volume on space and restricted programs. Sensors and Processing sales increased principally due to higher volume on airborne radar and electronic warfare programs, partially offset by lower volume from targeting pods.

NORTHROP GRUMMAN CORPORATION

Year to Date
Year to date 2019 sales increased 4 percent due to higher sales in all three business areas. Sensors and Processing sales increased principally due to higher volume on airborne radar and restricted programs, partially offset by lower volume on communications programs. Cyber and ISR sales increased principally due to higher volume on space and restricted programs. Advanced Capabilities sales increased principally due to higher volume on restricted programs and marine systems, partially offset by lower missile defense volume, primarily related to the JRDC program.
Operating Income
Current Quarter
Third quarter 2019 operating income was comparable to the prior year and operating margin rate was 13.1 percent compared with 13.7 percent in the prior year period. The primary driver of the margin rate change was a higher level of indirect rate benefits in the third quarter of 2018. Third quarter 2019 results reflect continued strong performance at Sensors and Processing, improved performance at Advanced Capabilities, and lower performance on Cyber and ISR programs.
Year to Date
Year to date 2019 operating income increased 6 percent due to higher sales and a higher operating margin rate. Operating margin rate increased to 13.1 percent primarily due to improved performance on Advanced Capabilities and Sensors and Processing programs, partially offset by lower performance on Cyber and ISR programs.

TECHNOLOGY SERVICES	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2019	2018	Change	2019	2018	Change
Sales	$1,067	$1,040	3%	$3,088	$3,232	(4)%
Operating income	136	111	23%	351	328	7%
Operating margin rate	12.7%	10.7%		11.4%	10.1%
Sales
Current Quarter
Third quarter 2019 sales increased 3 percent due to higher sales in both business areas. Global Logistics and Modernization sales increased primarily due to higher sales on electronic systems sustainment programs, partially offset by lower volume on autonomous systems support programs. Global Services sales increased principally due to higher volume on defense services programs and a civil program, partially offset by the completion of a state and local services contract in 2018.
Year to Date
Year to date 2019 sales decreased 4 percent primarily due to program completions across the sector. Global Services sales declined principally due to the completions in 2018 of a state and local services contract and of certain defense services contracts, largely the JRDC program, partially offset by higher volume on a civil program. Global Logistics and Modernization sales declined primarily due to the completion in 2018 of a manned aircraft sustainment program, KC-10, partially offset by higher volume on electronic systems sustainment programs.
Operating Income
Current Quarter
Third quarter 2019 operating income increased 23 percent and operating margin rate increased to 12.7 percent due to improved performance in both business areas, including a favorable adjustment on a Global Logistics and Modernization sustainment program.
Year to Date
Year to date 2019 operating income increased 7 percent and operating margin rate increased to 11.4 percent due to improved performance in both business areas, including a favorable adjustment on a Global Logistics and Modernization sustainment program.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2019		2018		2019		2018
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$2,956	$2,691	$2,775	$2,457	$8,783	$7,915	$8,339	$7,436
Service	502	443	507	449	1,561	1,362	1,560	1,389
Innovation Systems
Product	1,451	1,304	1,246	1,101	4,019	3,577	1,600	1,418
Service	133	116	169	153	501	443	215	197
Mission Systems
Product	1,887	1,625	1,818	1,582	5,631	4,826	5,349	4,624
Service	1,142	1,006	1,093	930	3,412	3,028	3,319	2,922
Technology Services
Product	143	131	132	119	406	373	356	325
Service	924	800	908	810	2,682	2,364	2,876	2,579
Segment Totals
Total Product	$6,437	$5,751	$5,971	$5,259	$18,839	$16,691	$15,644	$13,803
Total Service	2,701	2,365	2,677	2,342	8,156	7,197	7,970	7,087
Intersegment eliminations	(663)	(581)	(563)	(495)	(1,875)	(1,653)	(1,675)	(1,471)
Total segment(1)	$8,475	$7,535	$8,085	$7,106	$25,120	$22,235	$21,939	$19,419

(1)	A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Third quarter 2019 product sales increased $466 million, or 8 percent. The increase was primarily due to higher product sales in all three business areas at Innovation Systems and higher volume on restricted, E-2 and Next Gen OPIR programs at Aerospace Systems.
Third quarter 2019 product costs increased $492 million, or 9 percent, consistent with the higher product sales described above and reflects a lower product margin at Aerospace Systems.
Year to Date
Year to date 2019 product sales increased $3.2 billion, or 20 percent. The increase was primarily due to a full nine months of product sales from Innovation Systems and higher volume on restricted, E-2 and F-35 programs at Aerospace Systems.
Year to date 2019 product costs increased $2.9 billion, or 21 percent, consistent with the higher product sales described above and reflects a lower product margin at Aerospace Systems.

NORTHROP GRUMMAN CORPORATION

Service Sales and Costs
Current Quarter
Third quarter 2019 service sales increased $24 million, or 1 percent. The increase was primarily due to higher service sales at Mission Systems.
Third quarter 2019 service costs increased $23 million, or 1 percent, consistent with the higher service sales described above.
Year to Date
Year to date 2019 service sales increased $186 million, or 2 percent. The increase was primarily driven by a full nine months of service sales from Innovation Systems and higher service sales at Mission Systems, partially offset by lower service sales at Technology Services principally due to several program completions.
Year to date 2019 service costs increased $110 million, or 2 percent, consistent with the higher service sales described above.
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
Backlog consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2019
Aerospace Systems	$12,310	$21,601	$33,911	$26,440	28%
Innovation Systems	5,835	3,758	9,593	8,207	17%
Mission Systems	10,952	7,112	18,064	15,408	17%
Technology Services	2,862	574	3,436	3,445	—%
Total backlog	$31,959	$33,045	$65,004	$53,500	22%
New Awards
Third quarter and year to date 2019 net awards totaled $10.1 billion and $35.9 billion, respectively, and backlog increased to $65.0 billion as of September 30, 2019. Significant new awards in the third quarter include $1.4 billion to deliver an additional nine E-2D Advanced Hawkeye aircraft and related equipment to Japan, $608 million for space restricted programs, $504 million for the F-35 program, $481 million for the Triton program and $312 million for targets and countermeasures used to test the Ballistic Missile Defense System.
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

NORTHROP GRUMMAN CORPORATION

Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Nine Months Ended September 30%
$ in millions	2019	2018	Change
Net earnings	$2,657	$2,873	(8)%
Non-cash items(1)	1,041	891	17%
Changes in assets and liabilities:
Trade working capital	(1,392)	(1,400)	(1)%
Retiree benefits	(422)	(847)	(50)%
Other, net	(51)	(67)	(24)%
Net cash provided by operating activities	$1,833	$1,450	26%

(1)	Includes depreciation and amortization, non-cash lease expense, stock based compensation expense and deferred income taxes.
Year to date 2019 cash provided by operating activities increased $383 million principally due to a $250 million voluntary pre-tax pension contribution ($163 million after-tax) made in the third quarter of 2018 and improved trade working capital.
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
The table below reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30%
$ in millions	2019	2018	Change
Net cash provided by operating activities	$1,833	$1,450	26%
Less: capital expenditures	(793)	(786)	1%
Free cash flow	$1,040	$664	57%
Year to date 2019 free cash flow increased $376 million principally due to the increase in net cash provided by operating activities.
Investing Cash Flow
Year to date 2019 net cash used in investing activities decreased to $785 million from $8.4 billion principally due to $7.7 billion paid in 2018 for the acquisition of Orbital ATK, net of cash acquired.
Financing Cash Flow
Year to date 2019 net cash used in financing activities decreased to $1.5 billion from $3.0 billion principally due to lower debt and credit facility repayments of $2.0 billion, partially offset by increased share repurchases and lower net borrowings on commercial paper.
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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2019, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2019, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion of our risk factors, please see the section entitled “Risk Factors” in our 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the third quarter of 2019:

Period	Number of Shares Purchased	Average Price Paid per Share(1)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
June 29, 2019 - July 26, 2019	143,800	$327.10	143,800	$3,801
July 27, 2019 - August 23, 2019	219,700	360.17	219,700	3,722
August 24, 2019 - September 27, 2019	244,200	367.81	244,200	3,632
Total	607,700	$355.41	607,700	$3,632

(1)	Includes commissions paid.
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

+*10.1	Consultant Agreement between Northrop Grumman Systems Corporation and Wesley G. Bush, dated July 31, 2019

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Kenneth L. Bedingfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth L. Bedingfield pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

*	Filed with this report

**	Furnished with this report

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
Date: October 23, 2019