Form 10-K
period 2019-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2020-01-30
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes ☐    No ☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒
As of June 30, 2019, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $54.5 billion.
As of January 27, 2020, 167,637,130 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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
On June 6, 2018 (the “Merger date”), the company completed its acquisition of Orbital ATK, Inc. (“Orbital ATK”) (the “Merger”). On the Merger date, Orbital ATK became a wholly-owned subsidiary of the company and its name was changed to Northrop Grumman Innovation Systems, Inc., which we established as a new, fourth business sector (“Innovation Systems”). The operating results of Innovation Systems subsequent to the Merger date have been included in the company’s consolidated results of operations. See Note 2 to the consolidated financial statements for further information regarding the acquisition of Orbital ATK.
Organization
At December 31, 2019, the company was aligned in four operating sectors, which also comprise our reportable segments: Aerospace Systems, Innovation Systems, Mission Systems and Technology Services.
Subsequent Realignment – Effective January 1, 2020, the company reorganized its sectors to better align the company’s broad portfolio to serve its customers’ needs. The four new sectors are: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. This realignment is not reflected in the business descriptions below or in any of the accompanying financial information contained in this report.
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
Autonomous Systems – designs, develops, manufactures, integrates and sustains autonomous aircraft systems for tactical and strategic ISR missions. Key programs include high-altitude long-endurance (HALE) systems, such as the Global Hawk system, which provides near real-time high resolution imagery of land masses for theater awareness; the Triton system, which provides real-time ISR over vast ocean and coastal regions for maritime domain

NORTHROP GRUMMAN CORPORATION

awareness; the North Atlantic Treaty Organization (NATO) Alliance Ground Surveillance (AGS) system for multinational theater operations; and the ship-based vertical take off and landing (VTOL) Fire Scout system, which provides situational awareness for maritime forces and precision targeting support.
Manned Aircraft – designs, develops, manufactures and integrates long-range strike aircraft systems, airborne C4ISR systems, tactical aircraft systems and directed energy systems. Key long-range strike aircraft programs include the B-21 Raider long-range strike bomber and modernization and sustainment services for the B-2 Spirit bomber. Key airborne C4ISR programs include the E-2D Advanced Hawkeye and Joint Surveillance Target Attack Radar System (JSTARS). Tactical aircraft programs include the design, development, manufacture and integration of F-35 Lightning II center fuselage and F/A-18 Super Hornet center/aft fuselage sections. Directed energy involves the design, development and integration of laser weapon systems for air, ground, and sea platforms and production of the Airborne Laser Mine Detection System for the U.S. Navy and international customers.
Space – designs, develops, manufactures and integrates spacecraft systems, subsystems, sensors and communications payloads in support of space C4ISR and science missions. Much of this business is performed through restricted programs. Key unrestricted programs include the James Webb Space Telescope (JWST), a large infrared telescope being built for the National Aeronautics and Space Administration (NASA) that will be deployed in space to study the origins of the universe; Advanced Extremely High Frequency (AEHF) and Enhanced Polar System (EPS) payloads providing survivable, protected communications to U.S. forces; and Next-Generation Overhead Persistent Infrared Program (OPIR) satellites and payloads and Space-Based Infrared System (SBIRS) payloads providing data for missile surveillance, missile defense, technical intelligence and battlespace characterization.
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
Space Systems – develops and produces small- and medium-class satellites for global and regional communications and broadcasting, space-related scientific research and national security; human-rated space systems for earth orbit and deep-space exploration, including delivering cargo to the International Space Station (ISS); and spacecraft components and subsystems as well as specialized engineering and operations services to U.S. government agencies. Key programs include the Cygnus spacecraft used in the execution of our CRS contracts with NASA, restricted national security space programs and science and environmental satellite programs.

NORTHROP GRUMMAN CORPORATION

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
Cyber and ISR – delivers products, systems and services that support full-spectrum cyber solutions, space-based payload and exploitation systems, space-based communications, C2 and processing systems, and enterprise integration of multi-intelligence mission data across all domains. Competencies include cyber mission management; large-scale cyber solutions for national security applications; missile warning and defense systems; weather and satellite communications; ground software systems; and geospatial intelligence and data fusion, specializing in the collection, processing and exploitation of data. Key programs include exploitation and cyber programs; operational services to the United States Computer Emergency Readiness Team (US-CERT); worldwide IT coverage and support services through Solutions for the Information Technology Enterprise (SITE); the Enterprise Application Managed Services (EAMS) program; the Unified Platform System Coordinator program; and restricted programs.
Sensors and Processing – delivers products, systems and services that support ground-based and fixed wing and rotary wing aircraft platforms with radar, electronic warfare, C2, Signals Intelligence (SIGINT), and situational awareness mission systems. Competencies include targeting, surveillance, air defense and early warning & control radar systems; EO/IR and radio frequency (RF) self-protection, targeting and surveillance systems; electronic attack and electronic support systems; communications and intelligence systems; digitized cockpits; and multi-sensor processing. Key programs include Airborne Early Warning & Control (AEW&C) and air-to-ground sensors; Battlefield Airborne Communications Node (BACN); F-35 fire control radar, Distributed Aperture System (DAS), and Communications, Navigation and Identification (CNI) integrated avionics system; Ground/Air Task Oriented Radar (G/ATOR); Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (JCREW); RF and Infrared Countermeasures (IRCM) programs for both fixed wing and rotary wing platforms; EO/IR targeting and surveillance programs; Scalable Agile Beam Radar (SABR); UH-60V Black Hawk integrated mission equipment package; and restricted programs.
TECHNOLOGY SERVICES
Technology Services, headquartered in Herndon, Virginia, is a leader in delivering full life-cycle solutions and services in support of mission-critical networks and systems including: sustainment, modernization, training and simulation, software, engineering services, cyber, rapidly-deployable global logistics and information technology. Customers include the DoD, federal, civilian and health agencies, and international customers. The sector is reported in two business areas, which reflect our core capabilities: Global Logistics and Modernization and Global Services.
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
Global Services – provides information technology and mission support services to our customers in defense, civil, health and restricted arenas; delivers technology differentiated services to modernize and sustain mission critical IT systems, improve the health of people, and strengthen the security of the U.S. and its allies. From an information technology perspective, Global Services supports the full software life cycle providing software development, sustainment and modernization services as well as delivering secure and resilient next generation information solutions that enable customer missions. Our services and solutions include agile/DevSecOps, legacy modernization, mission information processing and analytics, cybersecurity, cloud migration and services, and secure networks and infrastructure. From a mission support perspective, we deliver the people and services supporting cyber operations, systems engineering and scientific analysis. We also deliver the full range of training services, from individual training products and courseware to networked and integrated live, virtual and constructive training systems.
SELECTED FINANCIAL DATA
For a summary of selected consolidated financial information, see “Selected Financial Data” under Part II - Item 6.
CUSTOMER CONCENTRATION
Our largest customer is the U.S. government. Sales to the U.S. government accounted for 83 percent, 82 percent and 85 percent of sales during the years ended December 31, 2019, 2018 and 2017, respectively. For further information on sales by customer type, contract type and geographic region, see Note 16 to the consolidated financial statements. No single program accounted for more than ten percent of total sales during any period presented. See “Risk Factors” for further discussion regarding risks related to customer concentration.
COMPETITIVE CONDITIONS
We compete with many companies in the defense, intelligence and federal civil markets. BAE Systems, Boeing, Booz Allen Hamilton, General Dynamics, L3Harris Technologies, Leidos, Leonardo, Lockheed Martin, Raytheon and Thales are some of our primary competitors. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of competitors bidding on program opportunities and the number of bid protests (competitor protests of U.S. government procurement awards).
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
BACKLOG
At December 31, 2019, total backlog, which is equivalent to the company’s remaining performance obligations, was $64.8 billion as compared with $53.5 billion at December 31, 2018. For further information, see “Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 1 to the consolidated financial statements.
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
EMPLOYEE RELATIONS
We believe that we maintain good relations with our approximately 90,000 employees. Approximately 5,000 are covered by 17 collective agreements in the U.S., of which we negotiated two renewals and one new agreement in 2019 and expect to negotiate six renewals in 2020. See “Risk Factors” for further discussion regarding risks related to employee relations.
REGULATORY MATTERS
Government Contract Security Restrictions
We are prohibited by the U.S. government from publicly discussing the details of certain classified programs. These programs are generally referred to as “restricted” in this Annual Report. The consolidated financial statements and financial information in this Annual Report reflect the operating results of our entire company, including restricted programs.
Contracts
We generate the majority of our business from long-term contracts with the U.S. government for development, production and support activities. Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. government pursuant to the Federal Acquisition Regulation (FAR) and U.S. government Cost Accounting Standards (CAS). Examples of costs incurred by us and not billed to the U.S. government in accordance with the FAR and CAS include, but are not limited to, certain legal costs, charitable donations, advertising costs, interest expense and unallowable employee compensation costs.
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

NORTHROP GRUMMAN CORPORATION

See Note 1 to the consolidated financial statements and “Risk Factors” for further information regarding our contracts and Note 16 to the consolidated financial statements for sales by contract type.
The following table summarizes sales for the year ended December 31, 2019, recognized by contract type and customer category:

$ in millions	U.S. Government(1)	International(2)	Other Customers	Total	Percentage of Total Sales
Cost-type contracts	$15,720	$683	$76	$16,479	49%
Fixed-price contracts	12,214	4,471	677	17,362	51%
Total sales	$27,934	$5,154	$753	$33,841	100%

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

Our primary customer is the U.S. government, from which we derived 83 percent of our sales in 2019; we have a number of large programs with the U.S. Air Force, in particular. The U.S. government has been implementing significant changes and spending levels have fluctuated and may continue to fluctuate over time. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in priorities due to changes in defense spending levels, the threat environment, procurement strategy, military strategy and planning and/or changes in social, economic or political priorities. The U.S. government also has the ability to delay, modify or cancel ongoing competitions, procurements and programs, as well as to change its acquisition strategy.
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
A significant shift in government priorities, programs or acquisition strategies could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

NORTHROP GRUMMAN CORPORATION

In 2019, the President proposed an FY 2020 budget requesting $750 billion for national security. The President’s budget request addresses various capabilities highlighted in the U.S. National Security Strategy, the National Defense Strategy and the Missile Defense Review. On August 2, 2019, the Bipartisan Budget Act of 2019 was enacted, increasing spending caps under the Budget Control Act (BCA) for FY 2020 and FY 2021, the final two fiscal years covered by the BCA, and suspending the debt ceiling through July 31, 2021. On December 20, 2019, FY 2020 appropriations for all federal agencies were enacted, representing a 3 percent increase from FY 2019.
The budget environment and uncertainty surrounding the appropriations processes and the debt ceiling, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress, and what challenges budget reductions will present for the defense industry. If annual appropriations bills are not timely enacted, the U.S. government may continue to operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability effectively to progress programs and to make timely payments, and our ability to perform on our U.S. government contracts and successfully compete for new work.
We believe continued budget pressures would have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in this environment would have long-term implications for our company and the entire defense industry.
Funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, budget cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers have indicated are areas of focus for future defense spending, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain.
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
The size, nature and complexity of our business make us susceptible to investigations, claims, disputes, enforcement actions, prosecutions, litigation and other legal proceedings, particularly those involving governments (including federal, state and outside the U.S.). We are and may become subject to investigations, claims, disputes, enforcement actions and administrative, civil or criminal litigation, arbitration or other legal proceedings globally and across a broad array of matters, including, but not limited to, government contracts, commercial transactions, false claims, false statements, antitrust, mischarging, contract performance, fraud, procurement integrity, products liability, warranty liability, the use of hazardous materials, personal injury claims, environmental, shareholder derivative actions, prior acquisitions and divestitures, intellectual property, tax, employees, export/import, anti-corruption, labor, health and safety, accidents, launch failures and employee benefits and plans, including plan administration, and improper payments, as well as matters relating to the former Orbital ATK, Inc., and our acquisition of that company, including the FTC decision and order related to it. These matters could divert financial and management resources; result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements), compensatory, treble or other damages, non-monetary relief or actions, or other liabilities; and otherwise harm our business and our ability to obtain and retain awards. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges for the company or one or more of its components. Suspension or debarment or criminal resolutions in particular could have a material adverse effect on the company because of our reliance on government contracts and export authorizations. An investigation, claim, dispute, enforcement action or litigation, even if not substantiated or fully indemnified or insured, could also negatively impact our reputation among our customers and the public, and make it substantially more difficult for us to compete effectively for business, obtain and retain awards or obtain adequate insurance in the future. Investigations, claims, disputes, enforcement actions, litigation or other legal proceedings could have a material adverse effect on our financial position, results of operations and/or cash flows.

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
Our risk varies with the type of contract. Due to their nature, fixed-price contracts inherently tend to have more financial risk than cost-type contracts. In 2019, approximately half of our sales were derived from fixed-price contracts. We typically enter into fixed-price contracts where costs can be more reasonably estimated based on actual experience, such as for production programs. In addition, our contracts contain provisions relating to cost controls and audit rights. If the terms specified in our contracts are not met, our profitability may be reduced and we may incur a loss.
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
Sales to customers outside the U.S. are an increasingly important component of our strategy. Our international business (including our participation in joint ventures and other joint business arrangements, and our global supply chain) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if our international business continues to grow as we anticipate.

NORTHROP GRUMMAN CORPORATION

Our international business is subject to both U.S. and foreign laws and regulations, including, without limitation, laws and regulations relating to export/import controls, sanctions, technology transfer restrictions, government contracts and procurement, data privacy and protection, investment, exchange rates and controls, the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws, the anti-boycott provisions of the U.S. Export Administration Act, labor and employment, works councils and other labor groups, anti-human trafficking, taxes, environment, immunity, security restrictions and intellectual property. Failure by us, our employees, affiliates, partners or others with whom we work to comply with applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of our export/import privileges. Our customers outside of the U.S. generally have the ability to terminate contracts for default based on performance. Suspension or debarment, or termination of a contract due to default, in particular, could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally.
Changes in laws, regulations, political leadership and environment, and/or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets, including sales to customers outside the U.S. and purchases from suppliers outside the U.S. Our international business may be impacted by changes in U.S. and foreign national policies and priorities, and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership, geopolitical uncertainties, world events, bilateral and multi-lateral relationships, government budgets, and economic and political factors more generally, and any of which could impact funding for programs, our ability to perform and/or export authorizations, or delay purchasing decisions or customer payments. We also could be affected by the legal, regulatory and economic impacts of Britain’s anticipated exit from the European Union, the full impact of which is not known at this time. Global economic conditions and fluctuations in foreign currency exchange rates could further impact our business. For example, the tightening of credit in financial markets outside of the U.S. could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments.
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
More broadly, our ability effectively to pursue and execute contracts outside the U.S. also may be impacted by our ability to partner successfully with non-U.S. companies, including through joint ventures, teaming agreements, co-production or other arrangements, in support of such pursuits. This risk includes the ability to timely identify and negotiate appropriate arrangements with local partners as well as potential exposure for their actions. This risk may increase, depending on local requirements regarding who we partner with and under what circumstances, particularly where we are effectively required to partner with government-affiliated entities.
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

We have implemented policies, procedures, training and other compliance controls, and have negotiated terms designed to prevent misconduct by employees, agents or others working on our behalf or with us that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy, or the terms of our contracts. However, we cannot ensure that we will prevent all such misconduct committed by our employees, agents, subcontractors, suppliers, business partners or others working on our behalf or with us. We have in the past experienced and may in the future experience such misconduct, despite a vigorous compliance program. This risk of improper conduct may increase as we continue to expand globally and do business with new partners. In the ordinary course of our business we form and are members of joint ventures (with that term used throughout to refer to joint efforts or business arrangements of any type). We may be unable to prevent misconduct or violations of applicable laws by these joint ventures (including their officers, directors and employees) or our partners. Improper actions by those with whom or through whom we do business (including our employees, agents, subcontractors, suppliers, business partners and joint ventures) could subject us to administrative, civil or criminal investigations and enforcement actions; monetary and non-monetary penalties; liabilities; and the loss of privileges and other sanctions, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	Our business could be negatively impacted by cyber and other security threats or disruptions.
As a defense contractor, we face various cyber and other security threats, including attempts to gain unauthorized access to and to harm sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security and viability of our facilities, infrastructure and supply chain; and threats from terrorist acts or other acts of aggression. Our customers and partners (including our supply chain and joint ventures) face similar threats and growing requirements. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. These threats could lead to losses or misuse of sensitive information or capabilities; theft of data; harm to personnel, infrastructure or products; and financial liabilities, as well as damage to our reputation as a government contractor and provider of cyber-related or cyber-protected goods and services.
Cyber threats are evolving and include, but are not limited to: malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems; unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners); corruption of data, networks or systems; harm to individuals; and loss of assets. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.
We provide systems, products and services to various customers (government and commercial) who also face cyber threats. Our systems, products and services may themselves be subject to cyber threats and/or they may not be able to detect or deter threats, or effectively to mitigate resulting losses. These losses could adversely affect our customers and our company.
The impact of these various factors is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, contractual or regulatory actions and potential liabilities, any one of which could have a material adverse effect on our financial position, results of operations and/or cash flows.

▪	Our earnings and profitability depend, in part, on subcontractor and supplier performance and financial viability as well as raw material and component availability and pricing.
We rely on other companies to provide raw materials, chemicals and components and subsystems for our products and to produce hardware elements and sub-assemblies, provide software and intellectual property, provide information about the parts they supply to us, and perform some of the services we provide to our customers, and to do so in compliance with all applicable laws, regulations and contract terms. Disruptions or performance problems caused by our subcontractors and suppliers, or a misalignment between our contractual obligations to our customers

NORTHROP GRUMMAN CORPORATION

and our agreement with our subcontractors and suppliers, could have various impacts on the company, including on our ability to meet our commitments to customers.
Our ability to perform our obligations on time could be adversely affected if one or more of our subcontractors or suppliers were unable to provide the agreed-upon products, materials or information, or perform the agreed-upon services in a timely, compliant and cost-effective manner or otherwise to meet the requirements of the contract. Changes in political or economic conditions, including changes in defense budgets or credit availability or sanctions, or other changes impacting a subcontractor or supplier (including changes in ownership or operations), as well as their ability to retain talent and other resources, and requirements or changes in requirements imposed on them by other customers, could adversely affect the financial stability of our subcontractors and suppliers and/or their ability to perform. The inability of our suppliers to perform, or their inability to perform adequately, could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other resources to support our existing suppliers. This risk may increase as the demands grow for our subcontractors and suppliers to meet extensive government-related cyber and other requirements.
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

▪
As a U.S. government contractor, we and our partners are subject to various procurement and other laws, regulations and contract terms applicable to our industry and we could be adversely affected by changes in such laws, regulations and terms, or any negative findings by the U.S. government as to our compliance with them. We also may be adversely affected by changes in our customers’ business practices globally.

U.S. government contractors (including their subcontractors and others with whom they do business) must comply with many significant procurement regulations and other specific legal requirements. These regulations and other requirements, although often customary in government contracting, increase our performance and compliance costs and risks and are regularly evolving. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, privacy, information protection, recovery of employee compensation costs, counterfeit parts, anti-human trafficking, specialty metals and conflict minerals) can significantly increase our costs and risks and reduce our profitability.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and the DoD Inspector General. These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations, terms and standards, as well as the adequacy of our systems and processes in meeting government requirements. Costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions, forfeiture of profits or suspension or debarment. Whether or not illegal activities are alleged, the U.S. government has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate, with significant financial impact. In

NORTHROP GRUMMAN CORPORATION

addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our business partners.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices globally, largely as a result of an increased focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds to key areas for future defense spending. We have experienced and may continue to experience an increased number of audits and challenges to government accounting matters and business systems for current and past years, as well as a lengthened period of time required to close open audits and the risk of withholding of payments. For example, the thresholds for certain allowable costs in the U.S., including compensation costs, have been significantly reduced; the allowability of other types of costs, including environmental, are being challenged, debated and, in certain cases, modified, all with potentially significant financial costs to the company. The U.S. government is also pursuing alternatives to shift additional responsibility and performance risks to the contractor. The U.S. government has been pursuing and may continue to pursue policies that could negatively impact our profitability. Changes in procurement practices favoring incentive-based fee arrangements; different award criteria; non-traditional contract provisions; and government contract negotiation offers that indicate what our costs should be, among others, also may affect our profitability and predictability.
We (again, including our subcontractors and others with whom we do business) also are subject to, and expected to perform in compliance with, a vast array of federal and state laws, regulations, contract terms and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to, the Truth in Negotiations Act, False Claims Act, Procurement Integrity Act, Federal Communications Commission Act, CAS, FAR, International Traffic in Arms Regulations promulgated under the Arms Export Control Act, Export Administration Regulations promulgated under the Export Control Reform Act, Close the Contractor Fraud Loophole Act and FCPA, as well as rules and regulations administered by the Bureau of Alcohol, Tobacco, Firearms and Explosives. If we are found to have violated any such requirements, or are found not to have acted responsibly, we may be subject to reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export/import privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
If we or those with whom we do business do not comply with the laws, regulations, contract terms and processes to which we are subject or if customer business practices or requirements change significantly, including with respect to the thresholds for allowable costs, it could affect our ability to compete and have a material adverse effect on our financial position, results of operations and/or cash flows.

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
If we are unable to continue to compete successfully against our current or future competitors, or prevail in protests, or to prevail against other attempts to interfere with our ability to obtain and retain awards, we may experience declines in future revenues and market share, which could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments, including some under highly demanding operating conditions, to accomplish challenging missions. Problems and delays in development or delivery, or system failures, as a result of issues with respect to design, technology, intellectual property rights, labor, inability to achieve learning curve assumptions, inability to manage effectively a broad array of programs, manufacturing materials or components, or subcontractor performance could prevent us from meeting requirements and create significant risk and liabilities. Similarly, failures to perform on schedule or otherwise to fulfill our contractual obligations could negatively impact our financial position, reputation and ability to win future business.
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue, schedule and profitability include loss on launch or flight of spacecraft, loss of aviation platforms, premature failure of products that cannot be accessed for repair or replacement, unintended explosions or similar events, problems with design, quality and workmanship, country of origin of procured materials, inadequate delivery of subcontractor components or services and degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Among the factors that may affect revenue and profitability could be inaccurate cost estimates, design issues, human factors, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received, or replacement obligations.
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

NORTHROP GRUMMAN CORPORATION

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
We incur, and expect to continue to incur, substantial remediation costs related to the cleanup of pollutants previously released into the environment. Stricter or different enforcement of existing laws and regulations; new laws, regulations or cleanup requirements; discovery of previously unknown or more extensive contamination or new contaminants; imposition of fines, penalties, compensatory or other damages (including natural resource damages); a determination that certain environmental costs are unallowable; rulings on allocation or insurance coverage; and/or the insolvency or other inability or unwillingness of other parties to pay their share of such costs could require us to incur material additional costs in excess of those anticipated.
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
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, substantial remediation and other costs and liabilities related to environmental conditions in Bethpage. The remediation standards or requirements to which we are subject are being reconsidered and may change and costs may increase materially. The State of New York has notified us that it intends to seek to impose additional remedial requirements and, among other things, is evaluating natural resource damages. In addition, we are a party to various, and expect to become a party to additional, legal proceedings and disputes related to remediation, costs, allowability and/or alleged environmental impacts in Bethpage, including with federal and state entities, the United States Navy, local municipalities and water districts, and insurance carriers, as well as class action and individual plaintiffs alleging personal injury and property damage and seeking both monetary and non-monetary relief. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages (including natural resource damages), determinations on allocation, allowability and coverage, and non-monetary relief.
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
We have significant operations, including centers of excellence, located in regions that may be exposed to hurricanes, earthquakes, other damaging storms, water levels, forest fires and other natural disasters. Our subcontractors and suppliers are also subject to natural disasters that could affect their ability to deliver or perform under a contract, including as a result of disruptions to their workforce and critical industrial infrastructure needed for normal business operations. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural disasters and delays in recovery may be significant.
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

We endeavor to obtain insurance agreements from financially solid, responsible, highly rated counterparties in established markets to cover significant risks and liabilities (including, for example, natural disasters, space launches, hazardous operations and products liability). Not every risk or liability can be insured, and for risks that

NORTHROP GRUMMAN CORPORATION

are insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us. Disputes with insurance carriers, including over policy terms, reservation of rights, the applicability of coverage (including exclusions), compliance with provisions (including notice) and/or the insolvency of one or more of our insurers may significantly affect the availability or timing of recovery, and may impact our ability to obtain insurance coverage at reasonable rates in the future.
In some circumstances we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations or otherwise. However, these protections are not always available, can be difficult to obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred.
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
We provide products and services related to hazardous and high risk operations. Among other such operations, our products and services are used in nuclear-related activities (including nuclear-powered platforms) and used in support of nuclear-related operations of third parties. In addition, certain of our products are provided with space launch services. With our acquisition of legacy Orbital ATK in 2018, we have expanded our portfolio to include energetic materials, including products that involve highly explosive or flammable elements. All of these activities subject us to various extraordinary risks, including potential liabilities relating to nuclear or launch-related incidents or unintended initiation of energetic materials, including risk of personal injury and property damage; to the harmful effects on the environment and human health that may result from nuclear-related activities, operations or incidents, as well as the storage, handling and disposal of radioactive materials; and to failed launches of spacecraft. We may be subject to reputational harm and potential liabilities arising out of a nuclear, launch or explosive incident, among others, whether or not the cause was within our control. Under some circumstances, the U.S. government and prime contractors may provide for certain indemnification and other protection under certain of our government related contracts, including pursuant to, or in connection with, Public Law 85-804, the Price-Anderson Nuclear Industries Indemnity Act and the Terrorism Risk Insurance Reauthorization Act, for certain risks, but those protections may not be available and they are limited in scope.
Certain of our products, such as small, medium and large caliber ammunition and solid rocket motors and liquid propulsion engines, involve the use, manufacture and/or handling of a variety of explosive and flammable materials. From time to time, these activities have resulted in incidents, such as an explosion at the Lake City Army Ammunition Plant in 2017, that have caused workplace injuries and fatalities, the temporary shut down or other disruption of manufacturing processes, production delays, environmental harm and expense, fines and liability to third parties. We have safety and loss prevention programs which provide for pre-construction reviews of process changes and new operations, along with safety audits of operations involving explosive materials, to attempt to mitigate such incidents, as well as insurance coverage. We and our customers may experience similar or more serious incidents in the future which could result in various liabilities and production delays.
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
If there was a nuclear incident or other nuclear-related damages, an incident related to launch activities, an incident related to the use of energetics or an incident or other damages related to or caused by the use of our products and services in connection with hazardous activities or risks, and if insurance coverage or indemnification or other protection was not fully available to cover our losses and liabilities, it could adversely affect our reputation and have a material adverse effect on our financial position, results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

▪
Pension and other postretirement benefit (OPB) obligations and related expenses recorded in our financial statements may fluctuate significantly depending upon investment performance of plan assets, changes in actuarial assumptions, and legislative or other regulatory actions.

A substantial portion of our current and retired employee population is covered by pension and OPB plans. Defined benefit pension and OPB obligations and related expenses as recorded in our financial statements are dependent upon the investment performance of plan assets and various assumptions, including discount rates applied to future payment obligations, mortality assumptions, estimated long-term rates of return on plan assets, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension plans, including Pension Benefit Guaranty Corporation premiums for certain of our defined benefit plans, are subject to legislative and other government regulatory actions.
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
Investment performance of plan assets, changes in assumptions associated with our pension and OPB plans, and government challenges could have a material adverse effect on our financial position, results of operations and/or cash flows.

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
We own many forms of intellectual property, including U.S. and foreign patents, trademarks, copyrights and trade secrets and we license or otherwise obtain access to various intellectual property rights of third parties. The U.S. government and certain foreign governments hold licenses or other rights to certain intellectual property that we develop in performance of government contracts, and may seek to use or authorize others to use such intellectual property, including in competition with us and including where we do not believe they have, or should have, the right to do so. Governments continue to increase efforts to assert or obtain more extensive rights in intellectual property, which could reduce our ability to develop, protect and exploit certain of our intellectual property rights and to compete. Governments also decline at times to make intellectual property of others available to us under acceptable terms.
We also rely significantly upon proprietary technology, information, processes and know-how. We typically seek to protect this information, including by entering into confidentiality agreements with our employees and other parties such as consultants, teammates and subcontractors. These agreements and other measures may not provide adequate protection for our trade secrets and other proprietary information. In the event of an infringement of such intellectual property rights, a breach of a confidentiality agreement, a misuse or theft of our intellectual property or divulgence of proprietary information, we may not have adequate legal remedies. In addition, our trade secrets or other proprietary information may otherwise become known or be independently developed by competitors.
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

NORTHROP GRUMMAN CORPORATION

If we are unable adequately to exploit our intellectual property rights, to protect our intellectual property rights, or to obtain rights to intellectual property of others, it could have a material adverse effect on our reputation, ability to compete for and perform on contracts, financial position, results of operations and/or cash flows.

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

Goodwill accounts for approximately 46 percent of our total assets. Although we currently have excess fair value of our reporting units over their respective carrying values, market-based inputs to the calculations in our goodwill impairment test, such as weighted average cost of capital and terminal value (based on market comparisons) could change significantly from our current assumptions. Additionally, we acquired a significant amount of purchased intangible and other long-lived assets in the Merger, whose recovery is dependent, in part, on future business conditions. We continue to monitor the recoverability of the carrying value of our goodwill and other long-lived

NORTHROP GRUMMAN CORPORATION

assets. Significant write-offs of goodwill or other long-lived assets could have a material adverse effect on our financial condition and/or results of operations.

Item 1B. Unresolved Staff Comments
None.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Annual Report on Form 10-K and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified under “Risk Factors” and other important factors disclosed in this report and from time to time in our other filings with the SEC. They include:

•	our dependence on the U.S. government for a substantial portion of our business

•	significant delays or reductions in appropriations for our programs, and U.S. government funding and program support more broadly

•	investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings

•	the use of estimates when accounting for our contracts and the effect of contract cost growth and/or changes in estimated contract revenues and costs

•	our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations

•	the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate and the impact on our reputation and our ability to do business

•	cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners

•	the performance and financial viability of our subcontractors and suppliers and the availability and pricing of raw materials and components

•
changes in procurement and other laws, regulations, contract terms and practices applicable to our industry, findings by the U.S. government as to our compliance with such requirements, and changes in our customers’ business practices globally

•	increased competition within our markets and bid protests

•	the ability to maintain a qualified workforce with the required security clearances and requisite skills

•
our ability to meet performance obligations under our contracts, including obligations that require innovative design capabilities, are technologically complex, require certain manufacturing expertise or are dependent on factors not wholly within our control

•	environmental matters, including unforeseen environmental costs and government and third party claims

•	natural disasters

•	the adequacy and availability of our insurance coverage, customer indemnifications or other liability protections

•
products and services we provide related to hazardous and high risk operations, including the production and use of such products, which subject us to various environmental, regulatory, financial, reputational and other risks

NORTHROP GRUMMAN CORPORATION

•
the future investment performance of plan assets, changes in actuarial assumptions associated with our pension and other postretirement benefit plans and legislative or other regulatory actions impacting our pension and postretirement benefit obligations

•	our ability appropriately to exploit and/or protect intellectual property rights

•	our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers

•	unanticipated changes in our tax provisions or exposure to additional tax liabilities

•	changes in business conditions that could impact business investments and/or recorded goodwill or the value of other long-lived assets
We urge you to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of forward-looking statements. These forward-looking statements speak only as of the date this report is first filed or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
Item 2. Properties
At December 31, 2019, we had approximately 54 million square feet of floor space at 545 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses.
At December 31, 2019, we leased to third parties approximately 304,000 square feet of our owned and leased facilities.
At December 31, 2019, we had major operations at the following locations:
Aerospace Systems
Azusa, Carson, El Segundo, Manhattan Beach, Mojave, Oxnard, Palmdale, Redondo Beach and San Diego, CA; Melbourne and St. Augustine, FL; Devens, MA; Moss Point, MS; and Oklahoma City, OK.
Innovation Systems
Chandler, Gilbert, Mesa and Tempe, AZ; Los Angeles and San Diego, CA; Beltsville, Cumberland and Elkton, MD; Eden Prairie, Elk River and Plymouth, MN; Independence, MO; Iuka, MS; Beavercreek, OH; Fort Worth, TX; Brigham City, Clearfield, Magna, Salt Lake City and Tremonton, UT; Dulles, Radford and Sterling, VA; and Keyser, WV.
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
Technology Services
Sierra Vista, AZ; Warner Robins, GA; Lake Charles, LA; and Herndon, VA. Locations outside the U.S. include Australia and France.
Corporate
Falls Church and Lebanon, VA and Irving, TX.

NORTHROP GRUMMAN CORPORATION

The following is a summary of our floor space at December 31, 2019:

Square feet (in thousands)	Owned	Leased	U.S. Government Owned/Leased	Total
Aerospace Systems	6,884	6,774	3,255	16,913
Innovation Systems	6,161	6,748	5,388	18,297
Mission Systems	8,584	5,757	—	14,341
Technology Services	434	2,689	—	3,123
Corporate	614	492	—	1,106
Total	22,677	22,460	8,643	53,780
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
We have 800,000,000 shares authorized at a $1 par value per share, of which 167,848,424 shares and 170,607,336 shares were issued and outstanding as of December 31, 2019 and 2018, respectively.
PREFERRED STOCK
We have 10,000,000 shares authorized at a $1 par value per share, of which no shares were issued and outstanding as of December 31, 2019 and 2018.
MARKET INFORMATION
Our common stock is listed on the New York Stock Exchange and trades under the symbol NOC.
HOLDERS
As of January 27, 2020, there were 21,374 common shareholders of record.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The table below summarizes our repurchases of common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
September 28, 2019 - October 25, 2019	216,962	$361.84	216,962	$3,553
October 26, 2019 - November 22, 2019	286,241	350.08	286,241	3,453
November 23, 2019 - December 31, 2019	356,900	346.23	356,900	3,330
Total	860,103	$351.45	860,103	$3,330

(1)	Includes commissions paid.
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

NORTHROP GRUMMAN CORPORATION

STOCK PERFORMANCE GRAPH
Comparison of Cumulative Five Year Total Return
Among Northrop Grumman, the S&P 500 Index and the S&P Aerospace & Defense (A&D) Index

•	Assumes $100 invested at the close of business on December 31, 2014, in Northrop Grumman Corporation common stock, Standard & Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.

•	The cumulative total return assumes reinvestment of dividends.

•
The S&P Aerospace & Defense Index is comprised of Arconic, Inc., The Boeing Company, General Dynamics Corporation, Huntington Ingalls Industries Inc., L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, Textron, Inc., TransDigm Group and United Technologies Corporation.

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

NORTHROP GRUMMAN CORPORATION

Item 6. Selected Financial Data
The data presented in the following table is derived from the audited consolidated financial statements and other information.
SELECTED FINANCIAL DATA

	Year Ended December 31
$ in millions, except per share amounts	2019	2018(1)	2017	2016	2015(2)
Sales	$33,841	$30,095	$26,004	$24,706	$23,526
Operating income	3,969	3,780	3,218	3,277	2,984
Net earnings	2,248	3,229	2,869	2,043	2,119
Basic earnings per share	$13.28	$18.59	$16.45	$11.42	$11.19
Diluted earnings per share	13.22	18.49	16.34	11.32	11.06
Cash dividends declared per common share	5.16	4.70	3.90	3.50	3.10
Year-End Financial Position
Total assets(3)	$41,089	$37,653	$35,128	$25,815	$24,424
Notes payable to banks and long-term debt	13,879	14,400	15,266	7,070	6,496
Other long-term obligations(3)(4)	10,066	7,309	6,505	7,667	7,059
Financial Metrics
Net cash provided by operating activities	$4,297	$3,827	$2,613	$2,813	$2,162
Free cash flow(5)	3,033	2,578	1,685	1,893	1,691
Other Information
Company-sponsored research and development expenses	$953	$764	$639	$705	$712
Total backlog(6)	64,840	53,500	42,629	45,339	35,923
Square footage at year-end (in thousands)	53,780	53,283	35,379	34,112	34,392
Number of employees at year-end	90,000	85,000	70,000	67,000	65,000

(1)	Selected financial data includes the operating results of Innovation Systems subsequent to the Merger date.

(2)	Years prior to 2016 do not reflect the effects from our January 1, 2018 adoption of ASC Topic 606, Revenue from Contracts with Customers.

(3)	We adopted ASC Topic 842, Leases, on January 1, 2019 using the optional transition method and, as a result, did not recast prior period consolidated comparative financial statements.

(4)
Other long-term obligations include pension and other postretirement benefit (OPB) plan liabilities, operating lease liabilities, deferred tax liabilities and other non-current liabilities, including unrecognized tax benefits, deferred compensation and environmental liabilities.

(5)
Free cash flow is a non-GAAP measure. See “Liquidity and Capital Resources” – “Free Cash Flow” in Management’s Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) for our definition of this measure, including a reconciliation of free cash flow to net cash provided by operating activities.

(6)
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
The following discussion should be read along with the financial statements included in this Form 10-K, as well as Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2018, which provides additional information on comparisons of years 2018 and 2017.
Acquisition of Orbital ATK
On June 6, 2018 (the “Merger Date”), the company completed its previously announced acquisition of Orbital ATK, Inc. (“Orbital ATK”) (the “Merger”). On the Merger date, Orbital ATK became a wholly-owned subsidiary of the company and its name was changed to Northrop Grumman Innovation Systems, Inc. We established Innovation Systems as a new, fourth business sector. The operating results of Innovation Systems subsequent to the Merger Date have been included in the company’s consolidated financial results. See Note 2 to the consolidated financial statements for further information regarding the acquisition of Orbital ATK.
In June 2018, the U.S. Federal Trade Commission (FTC) issued a Decision and Order enabling the acquisition to proceed and providing for solid rocket motors to be available on a non-discriminatory basis under certain circumstances and processes. The company has taken and continues to take robust actions to help ensure compliance with the terms of the Order. Similarly, the Compliance Officer, appointed under the Order, and the FTC have taken and continue to take various actions to oversee compliance. In October 2019, the company received a civil investigative demand from the FTC requesting certain information relating to a potential issue of the company’s compliance with the Order in connection with a pending strategic missile competition. The company has provided information in response to the request. We believe the company has been and continues to be in full compliance with the Order, but we cannot predict any potential impact on the procurement.
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
The global geopolitical and economic environments also continue to be impacted by uncertainty. Geopolitical relationships are changing and global economic growth is expected to remain in the low single digits in 2020, reflecting the impact of and uncertainty surrounding geopolitical tensions globally and financial market volatility. The global economy may also be affected by Britain’s anticipated exit from the European Union, the full impact of which is not known at this time. Additionally, economic tensions and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could impact the global market for defense products, services and solutions.
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
In 2019, the President proposed an FY 2020 budget requesting $750 billion for national security. The President’s budget request addresses various capabilities highlighted in the U.S. National Security Strategy, the National Defense Strategy and the Missile Defense Review. On August 2, 2019, the Bipartisan Budget Act of 2019 was enacted, increasing spending caps under the Budget Control Act (BCA) for FY 2020 and FY 2021, the final two fiscal years covered by the BCA, and suspending the debt ceiling through July 31, 2021. On December 20, 2019, FY 2020 appropriations for all federal agencies were enacted, representing a 3 percent increase from FY 2019. We believe our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, low observable technology and cyber will allow us to continue to profitably grow our business in support of our customers’ needs.
The political environment, federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have significant impacts on defense spending broadly and the company’s programs in particular.

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
In evaluating our operating performance, we look primarily at changes in sales and operating income. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations below first focuses on our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, while changes in margin rates are generally described in terms of performance and/or contract mix. For purposes of this discussion, volume generally refers to increases or decreases in sales or cost from production/service activity levels and performance generally refers to non-volume related changes in profitability. Contract mix generally refers to changes in the ratio of contract type and/or life cycle (e.g., cost-type, fixed-price, development, production, and/or sustainment).
CONSOLIDATED OPERATING RESULTS
For purposes of the operating results discussion below, we assess our performance using certain financial measures that are not calculated in accordance with GAAP. These non-GAAP financial measures exclude Mark-to-market pension and OPB (“MTM”) (expense) benefit and related tax impacts, and are described as MTM-adjusted net earnings and MTM-adjusted diluted earnings per share. These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the company’s underlying financial performance by presenting the company’s operating results before the non-operational impact of pension and OPB actuarial gains and losses. These measures are also consistent with how management views the underlying performance of the business as the impact of MTM accounting is not considered in management’s assessment of the company’s operating performance or in its determination of incentive compensation awards. We reconcile these non-GAAP financial measures to their most directly comparable GAAP financial measures below. These non-GAAP measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP.
Selected financial highlights are presented in the table below:

	Year Ended December 31			% Change in
$ in millions, except per share amounts	2019	2018	2017	2019	2018
Sales	$33,841	$30,095	$26,004	12%	16%
Operating costs and expenses	29,872	26,315	22,786	14%	15%
Operating costs and expenses as a % of sales	88.3%	87.4%	87.6%
Operating income	3,969	3,780	3,218	5%	17%
Operating margin rate	11.7%	12.6%	12.4%
Mark-to-market pension and OPB (expense) benefit	(1,800)	(655)	536	175%	NM
Federal and foreign income tax expense	300	513	1,360	(42)%	(62)%
Effective income tax rate	11.8%	13.7%	32.2%
Net earnings	2,248	3,229	2,869	(30)%	13%
Diluted earnings per share	13.22	18.49	16.34	(29)%	13%

NORTHROP GRUMMAN CORPORATION

Sales
2019 sales increased $3.7 billion reflecting a full year of sales from Innovation Systems as well as higher sales at Aerospace Systems and Mission Systems, partially offset by lower sales at Technology Services.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 16 to the consolidated financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
2019 operating income increased $189 million, or 5 percent, primarily due to a $462 million increase in segment operating income, which includes a full year of operating income from Innovation Systems. This was partially offset by a $148 million decrease in the net FAS (service)/CAS pension adjustment and a $125 million increase in unallocated corporate expense, all of which are further discussed in “Segment Operating Results.” Operating margin rate declined to 11.7 percent from 12.6 percent due to the pension and unallocated corporate expense items noted above, partially offset by a higher segment operating margin rate, as described in “Segment Operating Results.”
2019 G&A costs as a percentage of sales decreased to 9.7 percent from 10.0 percent, primarily due to higher sales as well as cost management, including cost synergies realized in connection with the 2018 acquisition of Orbital ATK.
For further information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Mark-to-Market Pension and OPB (Expense) Benefit
The primary components of pre-tax MTM (expense) benefit are presented in the table below:

	Year Ended December 31
$ in millions	2019	2018	2017
Actuarial (losses) gains on projected benefit obligation	$(4,866)	$2,772	$(1,570)
Actuarial gains (losses) on plan assets	3,066	(3,426)	2,119
Other	—	(1)	(13)
MTM (expense) benefit	$(1,800)	$(655)	$536
2019 MTM expense of $1.8 billion was primarily driven by a 92 basis point decrease in the discount rate from year end 2018 as well as a change in our mortality assumptions, partially offset by actual net plan asset returns of approximately 19.1 percent compared to our 8.0 percent asset return assumption.
Federal and Foreign Income Taxes
The 2019 effective tax rate decreased to 11.8 percent from 13.7 percent in 2018. MTM expense reduced the 2019 effective tax rate by 3.7 percentage points and the 2018 effective tax rate by 1.1 percentage points. See Note 7 to the consolidated financial statements for additional information.
Net Earnings
The table below reconciles net earnings to MTM-adjusted net earnings:

	Year Ended December 31			% Change in
$ in millions	2019	2018	2017	2019	2018
Net earnings	$2,248	$3,229	$2,869	(30)%	13%
MTM expense (benefit)	1,800	655	(536)	175%	NM
MTM-related deferred state tax (benefit) expense(1)	(81)	(29)	24	179%	NM
Federal tax (benefit) expense of items above(2)	(361)	(131)	108	176%	NM
MTM expense (benefit), net of tax	1,358	495	(404)	174%	NM
MTM-adjusted net earnings	$3,606	$3,724	$2,465	(3)%	51%

(1)	Deferred state taxes are recorded in unallocated corporate expense within operating income.

(2)	Based on a 21% federal statutory tax rate.
Net earnings decreased $981 million in 2019 principally due to an $863 million increase in our MTM expense, net of tax. Excluding these impacts, MTM-adjusted net earnings decreased by $118 million, or 3 percent, primarily due to a $397 million decrease in the total net FAS/CAS pension adjustment and $170 million of higher intangible asset

NORTHROP GRUMMAN CORPORATION

amortization and PP&E step-up depreciation. These decreases were partially offset by $462 million of higher segment operating income.
Diluted Earnings Per Share
The table below reconciles diluted earnings per share to MTM-adjusted diluted earnings per share:

	Year Ended December 31			% Change in
	2019	2018	2017	2019	2018
Diluted earnings per share	$13.22	$18.49	$16.34	(29)%	13%
MTM expense (benefit) per share	10.59	3.76	(3.06)	182%	NM
MTM-related deferred state tax (benefit) expense per share(1)	(0.48)	(0.17)	0.14	182%	NM
Federal tax (benefit) expense of items above per share(2)	(2.12)	(0.75)	0.62	183%	NM
MTM expense (benefit) per share, net of tax	7.99	2.84	(2.30)	181%	NM
MTM-adjusted diluted earnings per share	$21.21	$21.33	$14.04	(1)%	52%

(1)	Deferred state taxes are recorded in unallocated corporate expense within operating income.

(2)	Based on a 21% federal statutory tax rate.
Diluted earnings per share decreased $5.27, or 29 percent, principally due to a $5.15 reduction associated with our MTM expense, net of tax. Excluding these impacts, MTM-adjusted diluted earnings per share decreased $0.12, or 1 percent, reflecting a 3 percent decrease in MTM-adjusted net earnings and a 3 percent decrease in weighted-average diluted shares outstanding.
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
Effective January 1, 2019, the former Advanced Defense Services and System Modernization and Services business areas of Technology Services were merged to create the Global Services business area. This change had no impact on the prior segment operating results of Technology Services as a whole.
In September 2019, the company announced changes effective January 1, 2020, which are intended to better align the company’s broad portfolio to serve its customers’ needs. The four new sectors are: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. This realignment is not reflected in any of the accompanying financial information.
This section discusses segment sales, operating income and operating margin rates. A reconciliation of segment operating income to total operating income is provided below.

NORTHROP GRUMMAN CORPORATION

Segment Operating Income and Margin Rate
Segment operating income, as reconciled in the table below, and segment operating margin rate (segment operating income divided by sales) are non-GAAP (accounting principles generally accepted in the United States of America) measures that reflect total earnings from our four segments, including allocated pension expense we have recognized under FAR and CAS, and excluding FAS pension expense and unallocated corporate items (certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or FAR, and costs not considered part of management’s evaluation of segment operating performance). These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the financial performance and operational trends of our sectors. These measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as alternatives to operating results presented in accordance with GAAP.

	Year Ended December 31			% Change in
$ in millions	2019	2018	2017	2019	2018
Segment operating income	$3,909	$3,447	$2,903	13%	19%
Segment operating margin rate	11.6%	11.5%	11.2%
CAS pension expense	832	1,017	1,026	(18)%	(1)%
Less: FAS (service) pension expense	(367)	(404)	(388)	(9)%	4%
Net FAS (service)/CAS pension adjustment	465	613	638	(24)%	(4)%
Intangible asset amortization and PP&E step-up depreciation	(390)	(220)	—	NM	NM
MTM-related deferred state tax benefit (expense)(1)	81	29	(24)	179%	NM
Other unallocated corporate expense	(96)	(89)	(299)	8%	(70)%
Unallocated corporate expense	(405)	(280)	(323)	45%	(13)%
Total operating income	$3,969	$3,780	$3,218	5%	17%

(1)	Represents the deferred state tax impact of MTM (expense) benefit, which is recorded in unallocated corporate expense consistent with other changes in deferred state taxes.
Segment Operating Income and Margin Rate
2019 segment operating income increased $462 million, or 13 percent, reflecting a full year of Innovation Systems operating income as well as higher operating income at the other three sectors. Segment operating margin rate of 11.6 percent was comparable to the prior year.
Net FAS (service)/CAS Pension Adjustment
The decrease in our 2019 net FAS (service)/CAS pension adjustment is primarily due to lower CAS expense largely as a result of changes in actuarial assumptions as of December 31, 2018, partially offset by increased CAS expense due to the addition of Innovation Systems.
Unallocated Corporate Expense
The increase in 2019 unallocated corporate expense is primarily due to the absence in 2019 of a $223 million benefit recognized for the finalization of certain prior year cost claims, as well as $170 million of higher intangible asset amortization and PP&E step-up depreciation. This increase was partially offset by $140 million of lower deferred state taxes and an $89 million benefit recognized in 2019 related to the favorable resolution of a cost accounting litigation matter.
Net Estimate-At-Completion (EAC) Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Year Ended December 31
$ in millions	2019	2018	2017
Favorable EAC adjustments	$1,040	$1,019	$717
Unfavorable EAC adjustments	(560)	(442)	(357)
Net EAC adjustments	$480	$577	$360

NORTHROP GRUMMAN CORPORATION

Net EAC adjustments by segment are presented in the table below:

	Year Ended December 31
$ in millions	2019	2018	2017
Aerospace Systems	$135	$309	$250
Innovation Systems(1)	133	34	—
Mission Systems	150	175	104
Technology Services	77	76	19
Eliminations	(15)	(17)	(13)
Net EAC adjustments	$480	$577	$360

(1)	Amounts reflect EAC adjustments after the percent complete on Innovation Systems contracts was reset to zero as of the Merger date.
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.
AEROSPACE SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2019	2018	2017	2019	2018
Sales	$13,862	$13,096	$12,131	6%	8%
Operating income	1,434	1,411	1,289	2%	9%
Operating margin rate	10.3%	10.8%	10.6%
Sales
2019 sales increased $766 million, or 6 percent, due in large part to higher volume on restricted programs. In addition, manned aircraft sales reflect a higher rate of F-35 production activity and higher volume on the E-2 program. Space sales reflect higher volume on Next Generation Overhead Persistent Infrared (Next Gen OPIR) programs and the James Webb Space Telescope (JWST). Autonomous systems sales include higher Global Hawk volume and lower NATO AGS volume as that program nears completion.
Operating Income
2019 operating income increased $23 million, or 2 percent, due to higher sales. 2019 operating margin rate decreased to 10.3 percent from 10.8 percent principally due to lower net favorable EAC adjustments.
INNOVATION SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2019	2018	2017	2019	2018
Sales	$6,119	$3,276	—	NM	—
Operating income	671	343	—	NM	—
Operating margin rate	11.0%	10.5%	—
The sales and operating income in the table above reflect the operating results of Innovation Systems subsequent to the Merger date. In our comparative discussion below, we reference pro forma sales prepared in accordance with Article 11 of Regulation S-X and computed as if the Merger had been completed as of January 1, 2017. Refer to Note 2 to the consolidated financial statements for additional supplemental consolidated pro forma financial information. This pro forma financial information should not be considered indicative of the results that would have actually occurred if the Merger had been consummated on January 1, 2017, nor are they indicative of future results.
Sales
2019 sales increased $541 million, or 10 percent, compared with 2018 pro forma sales of $5.6 billion due to higher sales in all three business areas. Flight Systems sales reflect higher volume on military aerospace structures and launch vehicles. Space Systems sales reflect higher volume on national security satellite systems. Defense Systems sales increased due to higher volume on tactical missiles and subsystems, including the AARGM-ER and Guided Multiple Launch Rocket System programs.

NORTHROP GRUMMAN CORPORATION

Operating Income
2019 operating income totaled $671 million and operating margin rate was 11.0 percent. Year to date results benefited from favorable negotiations on certain contracts.
MISSION SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2019	2018	2017	2019	2018
Sales	$12,263	$11,709	$11,470	5%	2%
Operating income	1,639	1,520	1,442	8%	5%
Operating margin rate	13.4%	13.0%	12.6%
Sales
2019 sales increased $554 million, or 5 percent, due to higher sales in all three business areas. Advanced Capabilities sales increased principally due to higher volume on restricted and marine systems programs. Sensors and Processing sales increased principally due to higher volume on airborne radar and restricted programs, partially offset by lower volume on communications programs. Cyber and ISR sales increased principally due to higher volume on space and restricted programs.
Operating Income
2019 operating income increased $119 million, or 8 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 13.4 percent from 13.0 percent primarily due to improved performance on Advanced Capabilities and Sensors and Processing programs, partially offset by lower performance on Cyber and ISR programs.
TECHNOLOGY SERVICES

	Year Ended December 31			% Change in
$ in millions	2019	2018	2017	2019	2018
Sales	$4,110	$4,297	$4,687	(4)%	(8)%
Operating income	457	443	449	3%	(1)%
Operating margin rate	11.1%	10.3%	9.6%
Sales
2019 sales decreased $187 million, or 4 percent, primarily due to program completions across the sector. Global Services sales declined principally due to the 2018 completions of a state and local services contract and the JRDC program, partially offset by higher volume on a civil program. Global Logistics and Modernization sales declined primarily due to the 2018 completion of the KC-10 program, partially offset by higher volume on electronic systems sustainment programs.
Operating Income
2019 operating income increased $14 million, or 3 percent, and operating margin rate increased to 11.1 percent from 10.3 percent primarily due to improved performance in both business areas, including a favorable adjustment on a Global Logistics and Modernization sustainment program.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Year Ended December 31
$ in millions	2019		2018		2017
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aerospace Systems
Product	$11,778	$10,609	$11,087	$9,889	$10,064	$8,988
Service	2,084	1,819	2,009	1,796	2,067	1,854
Innovation Systems
Product	5,467	4,873	2,894	2,582	—	—
Service	652	575	382	351	—	—
Mission Systems
Product	7,711	6,632	7,329	6,335	7,012	6,088
Service	4,552	3,992	4,380	3,854	4,458	3,940
Technology Services
Product	554	507	485	450	391	360
Service	3,556	3,146	3,812	3,404	4,296	3,878
Segment Totals
Total Product	$25,510	$22,621	$21,795	$19,256	$17,467	$15,436
Total Service	10,844	9,532	10,583	9,405	10,821	9,672
Intersegment eliminations	(2,513)	(2,221)	(2,283)	(2,013)	(2,284)	(2,007)
Total Segment(1)	$33,841	$29,932	$30,095	$26,648	$26,004	$23,101

(1)	A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
2019 product sales increased $3.7 billion, or 17 percent, primarily due to a full year of product sales from Innovation Systems and higher volume on restricted, F-35 and Next Gen OPIR programs at Aerospace Systems.
2019 product costs increased $3.4 billion, or 17 percent, consistent with the higher product sales described above.
Service Sales and Costs
2019 service sales increased $261 million, or 2 percent. The increase was primarily driven by a full year of service sales from Innovation Systems and higher service sales at Mission Systems, partially offset by lower service sales at Technology Services principally due to program completions.
2019 service costs increased $127 million, or 1 percent, consistent with the higher service sales described above and reflects improved margin rates on service contracts at each sector.
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

NORTHROP GRUMMAN CORPORATION

Backlog consisted of the following at December 31, 2019 and 2018:

	2019			2018
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2019
Aerospace Systems	$11,587	$21,875	$33,462	$26,440	27%
Innovation Systems	5,575	3,905	9,480	8,207	16%
Mission Systems	10,317	7,806	18,123	15,408	18%
Technology Services	2,798	977	3,775	3,445	10%
Total backlog	$30,277	$34,563	$64,840	$53,500	21%
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
As of December 31, 2019, we had cash and cash equivalents of $2.2 billion; approximately $269 million was held outside of the U.S. by foreign subsidiaries. Cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months. Capital expenditure commitments were $790 million at December 31, 2019, and are expected to be paid with cash on hand.
Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Year Ended December 31
$ in millions	2019	2018	2017
Net earnings	$2,248	$3,229	$2,869
Non-cash items(1)	2,683	1,775	1,018
Changes in assets and liabilities:
Trade working capital	128	(65)	(285)
Retiree benefits, excluding MTM (expense) benefit	(703)	(1,083)	(946)
Other, net	(59)	(29)	(43)
Net cash provided by operating activities	$4,297	$3,827	$2,613

(1)	Includes depreciation and amortization, MTM (expense) benefit, non-cash lease expense, stock based compensation expense and deferred income taxes.
2019 cash provided by operating activities increased $470 million principally due to improved trade working capital and lower pension contributions.
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

NORTHROP GRUMMAN CORPORATION

The table below reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31			% Change in
$ in millions	2019	2018	2017	2019	2018
Net cash provided by operating activities	$4,297	$3,827	$2,613	12%	46%
Less: capital expenditures	(1,264)	(1,249)	(928)	1%	35%
Free cash flow	$3,033	$2,578	$1,685	18%	53%
2019 free cash flow increased $455 million principally driven by an increase in net cash provided by operating activities.
Investing Cash Flow
2019 net cash used in investing activities decreased to $1.2 billion from $8.9 billion principally due to $7.7 billion paid in 2018 for the acquisition of Orbital ATK, net of cash acquired.
Financing Cash Flow
2019 net cash used in financing activities decreased to $2.4 billion from $4.6 billion principally due to lower debt and credit facility repayments of $2.1 billion and lower share repurchases, partially offset by net repayments of commercial paper in 2019 as compared to net borrowings in 2018.
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
Contractual Obligations
At December 31, 2019, we had contractual commitments to repay debt with interest, make payments under operating leases, settle obligations related to agreements to purchase goods and services and make payments on various other liabilities. Payments due under these obligations and commitments, and the estimated timing of those payments, are as follows:

$ in millions	Total	2020	2021- 2022	2023- 2024	2025 and beyond
Long-term debt	$13,945	$1,110	$2,247	$1,056	$9,532
Interest payments on long-term debt	6,632	524	956	830	4,322
Operating leases	1,992	300	486	331	875
Purchase obligations(1)	15,126	8,089	2,839	2,213	1,985
Other long-term liabilities(2)	1,516	490	341	176	509
Total contractual obligations	$39,211	$10,513	$6,869	$4,606	$17,223

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

(2)
Other long-term liabilities, including their current portions, primarily consist of total accrued environmental reserves, deferred compensation, and other miscellaneous liabilities. It excludes obligations for uncertain tax positions of $1.2 billion as we are not able to reasonably estimate the timing of future cash flows related to such positions.

The table above excludes estimated minimum funding requirements for the company’s pension and OPB plans, as set forth by the Employee Retirement Income Security Act, as amended. For further information about future minimum contributions for these plans, see Note 13 to the consolidated financial statements. Further details

NORTHROP GRUMMAN CORPORATION

regarding long-term debt and operating leases can be found in Notes 10 and 15, respectively, to the consolidated financial statements.
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
We generally review and reassess our sales, cost and profit estimates for each significant contract at least annually or more frequently as determined by the occurrence of events, changes in circumstances and evaluations of contract performance to reflect the latest reliable information available. The company performs on a broad portfolio of long-term contracts, including the development of complex and customized military platforms and systems, as well as advanced electronic equipment and software, that often include technology at the forefront of science. Cost estimates on fixed-price development contracts are inherently more uncertain as to future events than production contracts, and, as a result, there is typically more variability in those estimates, as well as financial risk associated with unanticipated cost growth. Changes in estimates occur for a variety of reasons, including changes in contract scope, the resolution of risk at lower or higher cost than anticipated, unanticipated performance and other risks affecting contract costs, performance issues with subcontractors or suppliers, changes in indirect cost allocations, such as overhead and G&A costs, and changes in estimated award and incentive fees. Identified risks typically include technical, schedule and/or performance risk based on our evaluation of the contract effort. Similarly, the changes in estimates may include changes in, or resolution of, identified opportunities for operating margin improvement.
For the impacts of changes in estimates on our consolidated statements of earnings and comprehensive income, see “Segment Operating Results” and Note 1 to the consolidated financial statements.
Retirement Benefits
Overview – The determination of projected benefit obligations, the fair value of plan assets, and pension and OPB expense for our retirement benefit plans requires the use of estimates and actuarial assumptions. We perform an annual review of our actuarial assumptions in consultation with our actuaries. As we determine changes in the assumptions are warranted, or as a result of plan amendments, future pension and OPB expense and our projected benefit obligation could increase or decrease. The principal estimates and assumptions that have a significant effect on our consolidated financial position and annual results of operations are the discount rate, cash balance crediting rate, expected long-term rate of return on plan assets, estimated fair market value of plan assets, and the mortality rate of those covered by our pension and OPB plans. The effects of actual results differing from our assumptions and

NORTHROP GRUMMAN CORPORATION

the effects of changing assumptions (i.e. actuarial gains or losses) are recognized immediately through earnings upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.
Discount Rate – The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle our pension and OPB obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, we determine the discount rate using a theoretical bond portfolio model of bonds rated AA or better to match the notional cash outflows related to projected benefit payments for each of our significant benefit plans. Taking into consideration the factors noted above, our weighted-average composite pension discount rate was 3.39 percent at December 31, 2019, and 4.31 percent at December 31, 2018.
The effects of a hypothetical change in the discount rate may be nonlinear and asymmetrical for future years as the discount rate changes. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2019 discount rate assumption would have the following estimated effects on 2019 pension and OPB obligations, which would be reflected in the 2019 MTM expense (benefit), and 2020 expected pension and OPB expense:

$ in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
2020 pension and OPB (benefit) expense	$(34)	$31
2019 pension and OPB obligation and MTM expense (benefit)	1,297	(1,230)
Cash Balance Crediting Rate – A portion of the company’s pension obligation and resulting pension expense is based on a cash balance formula, where participants’ hypothetical account balances are accumulated over time with pay-based credits and interest. Interest is credited monthly using the current 30-Year Treasury bond rate. The interest crediting rate is part of the cash balance formula and independent of actual pension investment earnings. The cash balance crediting rate tends to move in concert with the discount rate but has an offsetting effect on pension benefit obligations and the related MTM expense (benefit). The minimum cash balance crediting rate allowed under the plan is 2.25 percent. The cash balance crediting rate assumption has been set to its current level of 2.39 percent as of December 31, 2019, growing to 2.64 percent by 2025. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2019 cash balance crediting rate assumption would have the following estimated effects on the 2019 pension benefit obligation, which would be reflected in the 2019 MTM expense (benefit), and 2020 expected pension expense:

$ in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
2020 pension (benefit) expense	$(11)	$12
2019 pension obligation and MTM expense (benefit)	(136)	151
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
During 2019, the Investment Committee of the company’s benefit plans reviewed and approved the plans’ major asset class allocations. The current asset allocation is approximately 40% public equities, 30% fixed-income and 30% alternatives, which reflects a shift of approximately 5% from public equities to alternatives. At this time, the Investment Committee is not contemplating any significant changes to that mix. For further information on plan asset investments, see Note 13 to the consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

While historical market returns are not necessarily predictive of future market returns, given our long history of plan performance supported by the stability in our investment mix, investment managers, and active asset management, we believe our actual historical performance is a reasonable metric to consider when developing our EROA. Our average annual rate of return from 1976 to 2019 was approximately 11.1 percent and our 20-year and 30-year rolling average rates of return were approximately 7.1 percent and 9.7 percent, respectively, each determined on an arithmetic basis and net of expenses. Our 2019 actual net plan asset returns were approximately 19.1 percent.
Consistent with our past practice, we obtained long-term capital market forecasting models from several third parties and, using our target asset allocation, developed an expected rate of return on plan assets from each model. We considered not only the specific returns projected by those third party models, but also changes in the models year-to-year when developing our EROA.
For determining 2019 FAS expense, we assumed an expected long-term rate of return on pension plan assets of 8.0 percent and an expected long-term rate of return on OPB plan assets of 7.67 percent. For 2020 FAS expense, we have assumed an expected long-term rate of return on pension plan assets of 8.0 percent and 7.66 percent on OPB plans. Holding all other assumptions constant, an increase or decrease of 25 basis points in our December 31, 2019 EROA assumption would have the following estimated effects on 2020 expected pension and OPB expense:

$ in millions	25 Basis Point Decrease	25 Basis Point Increase
2020 pension and OPB expense (benefit)	$78	$(78)
In addition, holding all other assumptions constant, an increase or decrease of 100 basis points in actual versus expected return on plan assets would have the following estimated effects on our 2020 MTM expense (benefit):

$ in millions	100 Basis Point Decrease	100 Basis Point Increase
2020 MTM expense (benefit)	$312	$(312)
Estimated Fair Market Value of Plan Assets – For certain plan assets where the fair market value is not readily determinable, such as real estate, private equity, hedge funds and opportunistic investments, we develop estimates of fair value using the best information available. Estimated fair values on these plan assets are based on redemption values and net asset values, as well as valuation methodologies that include third party appraisals, comparable transactions, discounted cash flow valuation models and public market data.
Mortality Rate – Mortality assumptions are used to estimate life expectancies of plan participants. In October 2014, the Society of Actuaries (SOA) issued updated mortality tables and a mortality improvement scale, which reflected longer life expectancies than previously projected. In October 2019, the SOA issued an updated mortality base table (the Private Retirement Plans Mortality table for 2012 (Pri-2012)) as well as an updated mortality improvement scale (MP-2019). The updated model is based on a comprehensive study, which shifted the blue/white collar mix in prior tables more toward blue collar in the Pri-2012 table. Considering our employee population, we performed a study of our recent actual pension plan mortality experience to determine whether the Pri-2012 table’s shift toward blue collar was appropriate for our company. After considering the additional information released by the SOA in October 2019, and after reviewing our own historical mortality experience, we adopted the Pri-2012 White Collar table along with their projection scale, but with a long-term improvement rate of 0.75% versus 1.0% assumed by the SOA. Accordingly, we updated the mortality assumptions used in calculating our pension and OPB obligations recognized at December 31, 2019, and the amounts estimated for our 2020 pension and OPB expense.
For further information regarding our pension and OPB plans, see “Risk Factors” and Notes 1 and 13 to the consolidated financial statements.
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

NORTHROP GRUMMAN CORPORATION

any such exposure to us may vary materially from earlier estimates as further facts and circumstances develop or become known to us.
Environmental Matters – We are subject to environmental laws and regulations in the jurisdictions in which we do or have done business. Factors that could result in changes to the assessment of probability, range of reasonably estimated costs and environmental accruals include: modification of planned remedial actions; changes in the estimated time required to conduct remedial actions; discovery of more or less extensive (or different) contamination than anticipated; information regarding the potential causes and effects of contamination; results of efforts to involve other responsible parties; financial capabilities of other responsible parties; changes in laws and regulations, their interpretation or application; contractual obligations affecting remediation or responsibilities; and improvements in remediation technology. As we expect to be able to recover a portion of environmental remediation liabilities through overhead charges on government contracts, such amounts are deferred in prepaid expenses and other current assets (current portion) and other non-current assets until charged to contracts. We use judgment to evaluate the recoverability of our environmental remediation costs, assessing, among other things, U.S. government regulations, our U.S. government contract mix and past practices. Portions of the company’s environmental liabilities we do not expect to be recoverable have been expensed.
Income Tax Matters – The evaluation of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, requires the use of judgment. We establish reserves for uncertain tax positions when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position taken in our filed tax returns or planned to be taken in a future tax return or claim. The company follows a recognition and measurement approach, considering the facts, circumstances, and information available at the reporting date. Judgment is exercised by the company in determining the level of evidence necessary and appropriate to support its assessment using all available information. The technical merits of its position are derived from sources of authority in the tax law and their applicability to the facts and circumstances of the tax position. In measuring the tax position, the company considers the amounts and probabilities of the outcomes that could be realized upon settlement. When it is more likely than not that a tax position will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of reserves, there could be a significant impact on our consolidated financial position and annual results of operations. During 2019, we increased our unrecognized tax benefits by approximately $319 million related to our methods of accounting associated with the timing of revenue recognition and related costs, and the 2017 Tax Act.
For further information on litigation, commitments and contingencies, see “Risk Factors” and Note 1, Note 7, Note 11 and Note 12 to the consolidated financial statements.
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
Impairment Testing – We test for impairment of goodwill annually at each of our reporting units, which comprise our operating segments. The results of our annual goodwill impairment tests as of December 31, 2019 and 2018, respectively, indicated that the estimated fair value of each reporting unit exceeded its respective carrying value. There were no impairment charges recorded in the years ended December 31, 2019, 2018 and 2017.
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

NORTHROP GRUMMAN CORPORATION

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
We test for impairment of our purchased intangible assets when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our assessment is based on our projection of the undiscounted future operating cash flows of the related asset group. If such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value. There were no impairment charges recorded in the years ended December 31, 2019, 2018 and 2017.
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
OTHER MATTERS
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no significant off-balance sheet arrangements.

NORTHROP GRUMMAN CORPORATION

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
EQUITY RISK
We are exposed to market risk with respect to our portfolio of marketable securities with a fair value of $382 million at December 31, 2019. These securities are exposed to market volatilities, changes in price and interest rates.
INTEREST RATE RISK
We are exposed to interest rate risk on variable-rate, short-term borrowings under our credit facilities, for which there was £60 million (the equivalent of approximately $78 million as of December 31, 2019) outstanding at December 31, 2019. At December 31, 2019, we have $13.9 billion of long-term debt, primarily consisting of fixed-rate debt, with a fair value of approximately $15.1 billion. The terms of our fixed-rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed-rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity.
FOREIGN CURRENCY RISK
In certain circumstances, we are exposed to foreign currency risk. We enter into foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading purposes. At December 31, 2019, foreign currency forward contracts with a notional amount of $98 million were outstanding. At December 31, 2019, a 10 percent unfavorable foreign exchange rate movement would not have a material impact on our consolidated financial position, annual results of operations and/or cash flows.
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
Falls Church, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Cost and Revenue Estimates for Development Contracts - Refer to Note 1 to the financial statements
Critical Audit Matter Description
As more fully described in Note 1 to the financial statements, the Company recognizes substantially all revenue as control is transferred to the customer on their long-term contracts over time using the cost-to-cost method (cost incurred relative to total cost estimated at completion). Use of the cost-to-cost-method requires the Company to

NORTHROP GRUMMAN CORPORATION

make reasonably dependable estimates regarding the revenue and costs associated with the design, manufacture and delivery of their products or services. The Company estimates profit on these contracts as the difference between total estimated sales and total estimated costs at completion and recognizes that profit as costs are incurred. Cost estimates on contracts requiring development work are inherently more uncertain as to future events than production contracts, and, as a result, there is typically more variability in those estimates. Certain of these contracts are fixed price in nature, which results in greater financial risk associated with unanticipated cost growth. Alternatively, cost-type contracts may have award or incentive fees that are subject to uncertainty and may be earned over extended periods or towards the end of the contract. As a result, the estimation of costs required to complete these contracts and the expected revenues that will be earned is complex and requires significant judgment.
Given the judgment necessary to make reasonably dependable estimates regarding the revenue and costs associated with such contracts, auditing these estimates required extensive audit effort due to the complexity of the underlying programs and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our auditing procedures related to the cost and revenue estimates for these development contracts included the following, among others:

•
We tested the effectiveness of controls over the estimates of total costs and revenues on such contracts, including development costs and any related award or incentive fee estimates for the relevant performance obligations.

•	We selected certain long-term contracts for testing and performed the following procedures:

–
Evaluated whether the recognition of revenue over time on such contracts was appropriate based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

–	Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods and services were highly interdependent and interrelated.

–
Tested management’s determination of the transaction price, including any award or incentive fees, based on the consideration expected to be received in accordance with the rights and obligations established under the contracts and any contractual modifications.

–	Evaluated the estimates of total cost and revenue for the performance obligation by:

▪	Conducting site visits to the relevant program locations and directly observing the contract status, as well as making inquiries regarding any challenges related to the program.

▪	Comparing costs incurred to date to the costs management estimated to be incurred to date.

▪
Evaluating management’s ability to achieve the estimates of total cost and revenue by performing corroborating inquiries with the Company’s program and business management, and testing management’s process used to develop the estimates based on their work plans, engineering specifications, program labor, and supplier contracts.

▪	Comparing management’s estimates for the selected contracts to costs and revenues of similar performance obligations, when applicable.

–	Tested the mathematical accuracy of management’s calculation of revenue recognized during the period for the performance obligations.
Income Taxes - Uncertain Tax Positions - Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Uncertain tax positions reflect the Company’s expected treatment of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, which have not been reflected in measuring income tax expense or taxes payable for financial reporting purposes. Until these positions are sustained by the taxing authorities or the statute of limitations concerning such issues lapses, the Company does not generally recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated

NORTHROP GRUMMAN CORPORATION

statements of financial position. The Company has recognized increased uncertain tax positions in recent years principally related to the methods of accounting associated with the timing of revenue recognition and related costs, and the 2017 Tax Act. Until the matters are resolved, the outcome is inherently uncertain and the Company discloses a summary of changes in their uncertain tax positions within the notes to their financial statements.
Auditing the assumptions associated with the Company’s uncertain tax positions involved especially challenging judgments given the complexity and inherent subjectivity involved in evaluating the potential outcomes of these matters.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions used in determining uncertain tax positions included the following, among others:

•
We tested the effectiveness of internal controls relating to the identification and completeness of, and recognition for, uncertain tax positions, including management’s controls over the underlying key assumptions and inputs used to derive the estimates.

•	With the assistance of our income tax specialists, we selected specific uncertain tax positions for testing and performed the following procedures:

–	Performed inquiries of the Company’s tax department, financial reporting department, and other personnel directly involved in the development of the estimates.

–
Obtained supporting documentation and evaluated how the Company supported the position, including the assumptions and estimates used for measurement, and how the taxing authorities have historically challenged the tax position, if applicable.

–	Obtained and read opinions provided by external counsel, as applicable, regarding the tax position taken by the Company.

–	Evaluated whether the uncertain tax position met the “more likely than not” recognition threshold.

–	Evaluated the appropriateness and consistency of the methodologies and assumptions used by management when developing these estimates.

•	We tested the mathematical accuracy of management’s calculations.

/s/	Deloitte & Touche LLP
McLean, Virginia
January 29, 2020
We have served as the Company’s auditor since 1975.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

	Year Ended December 31
$ in millions, except per share amounts	2019	2018	2017
Sales
Product	$23,852	$20,469	$16,364
Service	9,989	9,626	9,640
Total sales	33,841	30,095	26,004
Operating costs and expenses
Product	18,675	15,785	12,527
Service	7,907	7,519	7,547
General and administrative expenses	3,290	3,011	2,712
Operating income	3,969	3,780	3,218
Other (expense) income
Interest expense	(528)	(562)	(360)
FAS (non-service) pension benefit	800	1,049	699
Mark-to-market pension and OPB (expense) benefit	(1,800)	(655)	536
Other, net	107	130	136
Earnings before income taxes	2,548	3,742	4,229
Federal and foreign income tax expense	300	513	1,360
Net earnings	$2,248	$3,229	$2,869

Basic earnings per share	$13.28	$18.59	$16.45
Weighted-average common shares outstanding, in millions	169.3	173.7	174.4
Diluted earnings per share	$13.22	$18.49	$16.34
Weighted-average diluted shares outstanding, in millions	170.0	174.6	175.6

Net earnings (from above)	$2,248	$3,229	$2,869
Other comprehensive loss
Change in unamortized prior service credit, net of tax expense of $15 in 2019, $19 in 2018 and $35 in 2017	(47)	(60)	(44)
Change in cumulative translation adjustment and other, net	2	(14)	(2)
Other comprehensive loss, net of tax	(45)	(74)	(46)
Comprehensive income	$2,203	$3,155	$2,823
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
$ in millions, except par value	2019	2018
Assets
Cash and cash equivalents	$2,245	$1,579
Accounts receivable, net	1,326	1,448
Unbilled receivables, net	5,334	5,026
Inventoried costs, net	783	654
Prepaid expenses and other current assets	997	973
Total current assets	10,685	9,680
Property, plant and equipment, net of accumulated depreciation of $5,850 for 2019 and $5,369 for 2018	6,912	6,372
Operating lease right-of-use assets	1,511	—
Goodwill	18,708	18,672
Intangible assets, net	1,040	1,372
Deferred tax assets	508	94
Other non-current assets	1,725	1,463
Total assets	$41,089	$37,653

Liabilities
Trade accounts payable	$2,226	$2,182
Accrued employee compensation	1,865	1,676
Advance payments and billings in excess of costs incurred	2,237	1,917
Other current liabilities	3,106	2,499
Total current liabilities	9,434	8,274
Long-term debt, net of current portion of $1,109 for 2019 and $517 for 2018	12,770	13,883
Pension and other postretirement benefit plan liabilities	6,979	5,755
Operating lease liabilities	1,308	—
Deferred tax liabilities	—	108
Other non-current liabilities	1,779	1,446
Total liabilities	32,270	29,466

Commitments and contingencies (Note 12)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2019—167,848,424 and 2018—170,607,336	168	171
Paid-in capital	—	—
Retained earnings	8,748	8,068
Accumulated other comprehensive loss	(97)	(52)
Total shareholders’ equity	8,819	8,187
Total liabilities and shareholders’ equity	$41,089	$37,653
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2019	2018	2017
Operating activities
Net earnings	$2,248	$3,229	$2,869
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,018	800	475
Mark-to-market pension and OPB expense (benefit)	1,800	655	(536)
Non-cash lease expense	247	—	—
Stock-based compensation	127	86	94
Deferred income taxes	(509)	234	985
Changes in assets and liabilities:
Accounts receivable, net	122	202	(209)
Unbilled receivables, net	(335)	(297)	(422)
Inventoried costs, net	(135)	(37)	25
Prepaid expenses and other assets	(78)	(56)	(92)
Accounts payable and other liabilities	617	381	570
Income taxes payable, net	(63)	(258)	(157)
Retiree benefits	(703)	(1,083)	(946)
Other, net	(59)	(29)	(43)
Net cash provided by operating activities	4,297	3,827	2,613

Investing activities
Acquisition of Orbital ATK, net of cash acquired	—	(7,657)	—
Capital expenditures	(1,264)	(1,249)	(928)
Other, net	57	28	39
Net cash used in investing activities	(1,207)	(8,878)	(889)

Financing activities
Payments of long-term debt	(500)	(2,276)	—
Net proceeds from issuance of long-term debt	—	—	8,245
Payments to credit facilities	(31)	(320)	(13)
Net (repayments of) borrowings on commercial paper	(198)	198	—
Common stock repurchases	(744)	(1,263)	(393)
Cash dividends paid	(880)	(821)	(689)
Payments of employee taxes withheld from share-based awards	(65)	(85)	(92)
Other, net	(6)	(28)	(98)
Net cash (used in) provided by financing activities	(2,424)	(4,595)	6,960
Increase (decrease) in cash and cash equivalents	666	(9,646)	8,684
Cash and cash equivalents, beginning of year	1,579	11,225	2,541
Cash and cash equivalents, end of year	$2,245	$1,579	$11,225
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2019	2018	2017
Common stock
Beginning of year	$171	$174	$175
Common stock repurchased	(3)	(4)	(2)
Shares issued for employee stock awards and options	—	1	1
End of year	168	171	174
Paid-in capital
Beginning of year	—	44	—
Common stock repurchased	—	(34)	—
Stock compensation	—	(10)	44
End of year	—	—	44
Retained earnings
Beginning of year	8,068	6,913	5,141
Impact from adoption of ASU 2018-02 and ASU 2016-01	—	(21)	—
Common stock repurchased	(751)	(1,225)	(371)
Net earnings	2,248	3,229	2,869
Dividends declared	(880)	(822)	(687)
Stock compensation	63	(6)	(39)
End of year	8,748	8,068	6,913
Accumulated other comprehensive (loss) income
Beginning of year	(52)	1	47
Impact from adoption of ASU 2018-02 and ASU 2016-01	—	21	—
Other comprehensive income (loss), net of tax	(45)	(74)	(46)
End of year	(97)	(52)	1
Total shareholders’ equity	$8,819	$8,187	$7,132
Cash dividends declared per share	$5.16	$4.70	$3.90
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
At December 31, 2019, the company was aligned in four operating sectors: Aerospace Systems, Innovation Systems, Mission Systems and Technology Services. In September 2019, the company announced changes effective January 1, 2020, which are intended to better align the company’s broad portfolio to serve its customers’ needs. The company continues to be aligned in four sectors as follows: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. This realignment is not reflected in any of the accompanying financial information.
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
Basis of Presentation
Effective January 1, 2019, we adopted Accounting Standards Codification (ASC) Topic 842, Leases, using the optional transition method to apply the standard through a cumulative effect adjustment in the period of adoption. The adoption of this standard is reflected in the amounts and disclosures set forth in this Form 10-K.
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
The company recognizes revenue for each separately identifiable performance obligation in a contract representing a promise to transfer a distinct good or service to a customer. In most cases, goods and services provided under the company’s contracts are accounted for as single performance obligations due to the complex and integrated nature of our products and services. These contracts generally require significant integration of a group of goods and/or services to deliver a combined output. In some contracts, the company provides multiple distinct goods or services to a customer, most commonly when a contract covers multiple phases of the product life cycle (e.g., development, production, sustainment, etc.). In those cases, the company accounts for the distinct contract deliverables as separate performance obligations and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin. Warranties are provided on certain contracts, but do not typically provide for services beyond standard assurances and are therefore not

NORTHROP GRUMMAN CORPORATION

considered to be separate performance obligations. Assets recognized from the costs to obtain or fulfill a contract are not material.
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
The following table presents the effect of aggregate net EAC adjustments:

	Year Ended December 31
$ in millions, except per share data	2019	2018	2017
Revenue	$538	$631	$374
Operating income	480	577	360
Net earnings(1)	379	456	234
Diluted earnings per share(1)	2.23	2.61	1.33

(1)	Based on a 21% federal statutory tax rate for the years ended December 31, 2019 and 2018 and a 35% federal statutory tax rate for the year ended December 31, 2017.
EAC adjustments on a single performance obligation can have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No such adjustments were material to the financial statements during the year ended December 31, 2019. During the second quarter of 2018, the company recognized $69 million of favorable EAC adjustments on multiple restricted programs at Aerospace Systems. During the third quarter of 2017, the company recorded a $56 million favorable EAC adjustment on a restricted program at Aerospace Systems.
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
Company backlog as of December 31, 2019 was $64.8 billion. We expect to recognize approximately 45 percent and 70 percent of our December 31, 2019 backlog as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
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
Contract assets are equivalent to and reflected as Unbilled receivables in the consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Unbilled receivables are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long-cycle nature of many of our contracts. Accumulated contract costs in unbilled receivables include costs such as direct production costs, factory and engineering overhead, production tooling costs, and allowable G&A. Unbilled receivables also include certain estimates of variable consideration described above. These contract assets are not considered a significant financing component of the company’s contracts as the payment terms are intended to protect the customer in the event the company does not perform on its obligations under the contract.
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
Net contract assets are as follows:

$ in millions	December 31, 2019	December 31, 2018	$ Change	% Change
Unbilled receivables, net	$5,334	$5,026	$308	6%
Advance payments and amounts in excess of costs incurred	(2,237)	(1,917)	(320)	17%
Net contract assets	$3,097	$3,109	$(12)	—%

The change in the balances of the company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. Net contract assets as of December 31, 2019 are consistent with the prior year and principally reflect an increase in Advance payments and amounts in excess of costs incurred at Mission Systems and Innovation Systems, and an increase in Unbilled receivables, net at Mission Systems and Aerospace Systems.
The amount of revenue recognized for the years ended December 31, 2019, 2018 and 2017 that was included in the contract liability balance at the beginning of each year was $1.3 billion, $1.3 billion and $1.2 billion, respectively.
Disaggregation of Revenue
See Note 16 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
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

NORTHROP GRUMMAN CORPORATION

Research and Development
Company-sponsored research and development activities primarily include efforts related to government programs. Company-sponsored IR&D expenses totaled $953 million, $764 million and $639 million in 2019, 2018 and 2017, respectively, which represented 2.8 percent, 2.5 percent and 2.5 percent of total sales, respectively. Customer-funded research and development activities are charged directly to the related contracts.
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
In accordance with the regulations that govern cost accounting requirements for government contracts, current state and local income and franchise taxes are generally considered allowable and allocable costs and, consistent with industry practice, are recorded in operating costs and expenses. The company generally recognizes changes in deferred state taxes and unrecognized state tax benefits in unallocated corporate expenses.
Uncertain tax positions reflect the company’s expected treatment of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, which have not been reflected in measuring income tax expense or taxes payable for financial reporting purposes. Until these positions are sustained by the taxing authorities or the statute of limitations concerning such issues lapses, the company does not generally recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position.
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
The company holds a portfolio of marketable securities consisting of securities to partially fund non-qualified employee benefit plans. A portion of these securities are held in common/collective trust funds and are measured at fair value using net asset value (NAV) per share as a practical expedient. Marketable securities accounted for as trading are recorded at fair value on a recurring basis and are included in Other non-current assets in the consolidated statements of financial position. Changes in unrealized gains and losses on trading securities are included in Other, net in the consolidated statements of earnings and comprehensive income. Investments in held-to-maturity instruments with original maturities greater than three months are recorded at amortized cost.
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
The company uses derivative financial instruments to manage its exposure to foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies (i.e., foreign currency

NORTHROP GRUMMAN CORPORATION

forward contracts). For foreign currency forward contracts, where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rates.
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
Cash Surrender Value of Life Insurance Policies
The company maintains whole life insurance policies on a group of executives, which are recorded at their cash surrender value as determined by the insurance carrier. The company also has split-dollar life insurance policies on former officers and executives from acquired businesses, which are recorded at the lesser of their cash surrender value or premiums paid. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of December 31, 2019 and 2018, the carrying values associated with these policies were $380 million and $316 million, respectively, and are recorded in Other non-current assets in the consolidated statements of financial position.
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

		December 31
Useful life in years, $ in millions	Useful Life	2019	2018
Land and land improvements	Up to 40(1)	$619	$636
Buildings and improvements	Up to 45	2,575	2,139
Machinery and other equipment	Up to 20	6,997	6,618
Capitalized software costs	3-5	606	603
Leasehold improvements	Length of Lease(2)	1,965	1,745
Property, plant and equipment, at cost		12,762	11,741
Accumulated depreciation		(5,850)	(5,369)
Property, plant and equipment, net		$6,912	$6,372

(1)	Land is not a depreciable asset.

(2)	Leasehold improvements are depreciated over the shorter of the useful life of the asset or the length of the lease.
Goodwill and Other Purchased Intangible Assets
The company tests goodwill for impairment at least annually as of December 31, or when an indicator of potential impairment exists. When performing the goodwill impairment test, the company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate, to determine the fair value of its reporting units.

NORTHROP GRUMMAN CORPORATION

Goodwill and other purchased intangible asset balances are included in the identifiable assets of their assigned business segment. However, the company includes the amortization of other purchased intangible assets in unallocated corporate expense within operating income as such amortization is not considered part of management’s evaluation of segment operating performance. The company’s customer-related intangible assets are generally amortized over their respective useful lives based on the pattern in which the future economic benefits of the intangible assets are expected to be consumed. Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.
Leases
The company leases certain buildings, land and equipment. Under ASC 842, at contract inception we determine whether a contract is or contains a lease and whether the lease should be classified as an operating or finance lease. Operating lease balances are included in Operating lease right-of-use assets, Other current liabilities, and Operating lease liabilities in our consolidated statements of financial position.
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
Finance leases are not material to our consolidated financial statements and the company is not a lessor in any material arrangements. We do not have any material restrictions or covenants in our lease agreements, sale-leaseback transactions, land easements or residual value guarantees.
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

NORTHROP GRUMMAN CORPORATION

The liabilities, unamortized prior service credits and annual income or expense of the company’s defined benefit pension and other postretirement benefit plans (OPB) are determined using methodologies that involve several actuarial assumptions.
Because U.S. government regulations provide for the costs of pension and OPB plans to be charged to our contracts in accordance with the Federal Acquisition Regulation (FAR) and the related U.S. Government Cost Accounting Standards (CAS) that govern such plans, we calculate retiree benefit plan costs under both FAS and CAS methods. While both FAS and CAS recognize a normal service cost component in measuring periodic pension cost, there are differences in the way the components of annual pension costs are calculated under each method. Measuring plan obligations under FAS and CAS includes different assumptions and models, such as in estimating returns on plan assets, calculating interest expense and the periods over which gains/losses related to pension assets and actuarial changes are recognized. As a result, annual retiree benefit plan expense amounts for FAS are different from the amounts for CAS in any given reporting period even though the ultimate cost of providing benefits over the life of the plans is the same under either method. CAS retiree benefit plan costs are charged to contracts and are included in segment operating income, and the difference between the service cost component of FAS expense and total CAS expense is recorded in operating income at the consolidated company level. Not all net periodic pension expense is recognized in net earnings in the year incurred because it is allocated as production costs and a portion remains in inventory at the end of a reporting period.
Actuarial gains and losses are immediately recognized in net periodic benefit cost for FAS through Mark-to-market pension and OPB (“MTM”) (expense) benefit upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. Prior service credits are recognized as a component of Accumulated other comprehensive loss and amortized into earnings in future periods.
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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31
$ in millions	2019	2018
Unamortized prior service credit, net of tax expense of $17 for 2019 and $32 for 2018	$51	$98
Cumulative translation adjustment	(147)	(144)
Other, net	(1)	(6)
Total accumulated other comprehensive loss	$(97)	$(52)

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
We adopted the standard on January 1, 2019 using the optional transition method and, as a result, did not recast prior period consolidated financial statements. All prior period amounts and disclosures are presented under ASC 840. We elected the package of practical expedients, which, among other things, allows us to carry forward our prior lease classifications under ASC 840. We did not elect to adopt the hindsight practical expedient and are therefore maintaining the lease terms we previously determined under ASC 840. Adoption of the new standard resulted in the

NORTHROP GRUMMAN CORPORATION

recording of additional lease assets and lease liabilities on the consolidated statements of financial position with no cumulative impact to retained earnings and did not have a material impact on our results of operations or cash flows.
Other accounting standards updates adopted and/or issued, but not effective until after December 31, 2019, are not expected to have a material effect on the company’s consolidated financial position, annual results of operations and/or cash flows.
2. ACQUISITION OF ORBITAL ATK
On June 6, 2018, the company completed its previously announced acquisition of Orbital ATK, by acquiring all of the outstanding shares of Orbital ATK for a purchase price of $7.7 billion in cash. On the Merger date, Orbital ATK became a wholly-owned subsidiary of the company and its name was changed to Northrop Grumman Innovation Systems, Inc. We established Innovation Systems as a new, fourth business sector. Its main products include precision munitions and armaments; tactical missiles and subsystems; ammunition; launch vehicles; space and strategic propulsion systems; aerospace structures; space exploration products; and national security and commercial satellite systems and related components/services. The acquisition was financed with proceeds from the company’s debt financing completed in October 2017 and cash on hand. We believe this acquisition has enabled us to broaden our capabilities and offerings, provide additional innovative solutions to meet our customers’ emerging requirements, create value for shareholders and provide expanded opportunities for our combined employees.
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
During the second quarter of 2019, the company finalized its determination of the fair values of the assets acquired and liabilities assumed as of the Merger date. Based on additional information obtained during the measurement period, the company refined its initial assessment of fair value and recognized the following significant adjustments to our preliminary purchase price allocation: Intangible assets increased $220 million, Other current liabilities increased $114 million, Pension and OPB plan liabilities increased $56 million, Other non-current liabilities increased $53 million, Other current assets increased $44 million and Goodwill decreased $36 million. These adjustments did not result in a material impact on the financial results of prior periods.
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
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.7 million, 0.9 million and 1.2 million shares for the years ended December 31, 2019, 2018 and 2017, respectively.

NORTHROP GRUMMAN CORPORATION

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
As of December 31, 2019, repurchases under the 2015 Repurchase Program totaled $3.7 billion; $0.3 billion remained under this share repurchase authorization. By its terms, the 2015 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Shares Repurchased (in millions)

					Year Ended December 31
					2019	2018	2017
September 16, 2015	$4,000	14.5	$255.04		3.2	3.8	1.6
December 4, 2018	$3,000	—	$—		—	—	—
					3.2	3.8	1.6

(1)	Includes commissions paid.
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
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net represent amounts billed and due from customers. Substantially all accounts receivable at December 31, 2019 are expected to be collected in 2020. The company does not believe it has significant exposure to credit risk as the majority of our accounts receivable are due from the U.S. government either as the ultimate customer or in connection with foreign military sales.

NORTHROP GRUMMAN CORPORATION

Accounts receivable consisted of the following:

	December 31
$ in millions	2019	2018
Due from U.S. government (1)	$1,030	$1,164
Due from international and other customers	329	318
Accounts receivable, gross	1,359	1,482
Allowance for doubtful accounts	(33)	(34)
Accounts receivable, net	$1,326	$1,448

(1)	Includes receivables due from the U.S. government associated with foreign military sales (FMS). For FMS, we contract with and are paid by the U.S. government.
5. UNBILLED RECEIVABLES, NET
Unbilled receivables, net represent revenue recognized under the cost-to-cost method that exceeds amounts billed to customers. Substantially all unbilled receivables at December 31, 2019 are expected to be billed and collected in 2020. Progress and performance-based payments are reflected as an offset to the related unbilled receivable balances.
Unbilled receivables consisted of the following:

	December 31
$ in millions	2019	2018
Due from U.S. government (1)
Unbilled receivables	$17,347	$16,823
Progress and performance-based payments received	(12,838)	(12,539)
Total due from U.S. government	4,509	4,284
Due from international and other customers
Unbilled receivables	4,063	3,811
Progress and performance-based payments received	(3,193)	(3,030)
Total due from international and other customers	870	781
Unbilled receivables, net of progress and performance-based payments received	5,379	5,065
Allowance for doubtful accounts	(45)	(39)
Unbilled receivables, net	$5,334	$5,026

(1)	Includes unbilled receivables due from the U.S. government associated with FMS sales. For FMS, we contract with and are paid by the U.S. government.

NORTHROP GRUMMAN CORPORATION

6. INVENTORIED COSTS, NET
Inventoried costs are primarily associated with contracts where the U.S. government is the primary customer, therefore the company does not believe it has significant exposure to recoverability risk related to these amounts.
Inventoried costs, net consisted of the following:

	December 31
$ in millions	2019	2018
Production costs of contracts in process	$476	$402
G&A expenses	31	16
	507	418
Progress and performance-based payments received	(41)	(41)
	466	377
Product inventory and raw material	317	277
Inventoried costs, net	$783	$654

7. INCOME TAXES
The 2017 Tax Act was enacted in December 2017 and included a number of changes to previous U.S. tax laws that impacted the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. In accordance with Staff Accounting Bulletin No.118, the company recognized provisional tax expense of $285 million for the year ended December 31, 2017 and additional tax expense of $5 million for the year ended December 31, 2018 related to the 2017 Tax Act.

Federal and foreign income tax expense consisted of the following:

	Year Ended December 31
$ in millions	2019	2018	2017
Federal income tax expense:
Current	$758	$292	$449
Deferred	(474)	213	907
Total federal income tax expense	284	505	1,356
Foreign income tax expense:
Current	10	7	8
Deferred	6	1	(4)
Total foreign income tax expense	16	8	4
Total federal and foreign income tax expense	$300	$513	$1,360

Earnings from foreign operations before income taxes are not material for all periods presented.

NORTHROP GRUMMAN CORPORATION

Income tax expense differs from the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate due to the following:

	Year Ended December 31
$ in millions	2019		2018		2017
Income tax expense at statutory rate	$535	21.0%	$786	21.0%	$1,480	35.0%
Stock compensation - excess tax benefits	(14)	(0.5)	(27)	(0.7)	(48)	(1.1)
Research credit	(216)	(8.5)	(186)	(5.0)	(130)	(3.1)
Foreign derived intangible income	(28)	(1.1)	(16)	(0.4)	—	—
Manufacturing deduction	—	—	—	—	(97)	(2.3)
Settlements with taxing authorities	—	—	—	—	(42)	(1.0)
Impacts related to the 2017 Tax Act	—	—	(84)	(2.2)	285	6.8
MTM benefit tax rate differential(1)	—	—	—	—	(72)	(1.7)
Other, net	23	0.9	40	1.0	(16)	(0.4)
Total federal and foreign income taxes	$300	11.8%	$513	13.7%	$1,360	32.2%

(1)	Impact of applying the 2017 Tax Act enacted statutory tax rate of 21 percent versus 35 percent.
The year to date 2019 effective tax rate decreased to 11.8 percent from 13.7 percent in the same period of 2018. MTM expense reduced the 2019 effective tax rate by 3.7 percentage points and the 2018 effective tax rate by 1.1 percentage points. In addition, the company’s effective tax rate for 2019 reflects an increase in benefits for research credits and foreign derived intangible income of $30 million and $12 million, respectively, and the absence of an $84 million benefit associated with the 2017 Tax Act realized in 2018.
The year to date 2018 effective tax rate decreased to 13.7 percent from 32.2 percent in the same period of 2017 principally due to the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent as a result of the 2017 Tax Act and a $56 million increase in research credits. In addition, the company’s effective tax rate for 2017 includes $285 million of tax expense recorded in connection with the 2017 Tax Act, largely due to the write-down of net deferred tax assets, offset by $97 million of tax benefits associated with manufacturing deductions and a $72 million tax benefit from the impact of applying the 2017 Tax Act enacted statutory tax rate of 21 percent versus 35 percent to the 2017 MTM benefit.
Income tax payments, net of refunds received, were $324 million, $270 million and $517 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Tax returns for open tax years related to state and foreign jurisdictions remain subject to examination. As state income taxes are generally considered allowable and allocable costs, any individual or aggregate state examination impacts are not expected to have a material impact on our financial results. Amounts currently subject to examination related to foreign jurisdictions are not material.

NORTHROP GRUMMAN CORPORATION

The change in unrecognized tax benefits during 2019, 2018 and 2017, excluding interest, is as follows:

	December 31
$ in millions	2019	2018	2017
Unrecognized tax benefits at beginning of the year	$748	$283	$135
Additions based on tax positions related to the current year	158	293	102
Additions for tax positions of prior years	400	207	110
Reductions for tax positions of prior years	(65)	(23)	(44)
Settlements with taxing authorities	(15)	(7)	(20)
Other, net	(3)	(5)	—
Net change in unrecognized tax benefits	475	465	148
Unrecognized tax benefits at end of the year	$1,223	$748	$283

During 2019, we increased our unrecognized tax benefits by approximately $319 million related to our methods of accounting associated with the timing of revenue recognition and related costs, and the 2017 Tax Act. It is reasonably possible that within the next twelve months our unrecognized tax benefits may decrease by up to $60 million. Since enactment of the 2017 Tax Act, the IRS and U.S. Treasury Department have issued and are expected to further issue interpretive guidance that impacts taxpayers. We will continue to evaluate such guidance as it is issued.
These liabilities, along with $56 million of accrued interest and penalties, are included in other current and non-current liabilities in the consolidated statements of financial position. If the income tax benefits from these tax positions are ultimately realized, $570 million of federal and foreign tax benefits would reduce the company’s effective tax rate.
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
The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2019	2018
Deferred Tax Assets
Retiree benefits	$1,827	$1,541
Accrued employee compensation	336	308
Provisions for accrued liabilities	166	139
Inventory	684	650
Stock-based compensation	38	42
Operating lease liabilities	411	—
Tax credits	166	174
Other	73	59
Gross deferred tax assets	3,701	2,913
Less valuation allowance	(160)	(142)
Net deferred tax assets	3,541	2,771
Deferred Tax Liabilities
Goodwill	515	511
Purchased intangibles	262	346
Property, plant and equipment, net	584	518
Operating lease right-of-use assets	404	—
Contract accounting differences	1,225	1,381
Other	43	29
Deferred tax liabilities	3,033	2,785
Total net deferred tax assets (liabilities)	$508	$(14)

Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The company believes it is more-likely-than-not our net deferred tax assets will be realized.
At December 31, 2019, the company has available tax credits and unused net operating losses of $324 million and $310 million, respectively, that may be applied against future taxable income. The majority of tax credits and net operating losses expire in 2020 through 2040, however, some may be carried forward indefinitely. Due to the uncertainty of the realization of the tax credits and net operating losses, the company has recorded valuation allowances of $121 million and $32 million as of December 31, 2019, respectively.
Undistributed Foreign Earnings
As of December 31, 2019, the company has accumulated undistributed earnings generated by our foreign subsidiaries and most have been taxed in the U.S. as a result of the 2017 Tax Act. The 2017 Tax Act allows for a dividend received deduction for repatriation of earnings. We intend to indefinitely reinvest these earnings, as well as future earnings from our foreign subsidiaries, to fund our international operations and foreign credit facility. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S. cash needs.
8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
As discussed in Note 2, the Merger resulted in the recognition of $6.3 billion of goodwill, a majority of which was allocated to the Innovation Systems sector. A portion of this goodwill was allocated to the company’s other sectors based on expected revenue synergies generated by the integration of their products and technologies with those of Innovation Systems.

NORTHROP GRUMMAN CORPORATION

Changes in the carrying amounts of goodwill for the years ended December 31, 2018 and 2019, were as follows:

$ in millions	Aerospace Systems	Innovation Systems	Mission Systems	Technology Services	Total
Balance as of December 31, 2017	$3,742	$—	$6,696	$2,017	$12,455
Acquisition of Orbital ATK	418	5,256	469	79	6,222
Other(1)	—	—	(2)	(3)	(5)
Balance as of December 31, 2018	$4,160	$5,256	$7,163	$2,093	$18,672
Acquisition of Orbital ATK	—	37	—	—	37
Other(1)	—	—	—	(1)	(1)
Balance as of December 31, 2019	$4,160	$5,293	$7,163	$2,092	$18,708

(1)	Other consists primarily of adjustments for foreign currency translation.
Accumulated goodwill impairment losses at December 31, 2019 and 2018, totaled $570 million at Aerospace Systems.
Other Purchased Intangible Assets
Net customer-related and other intangible assets are as follows:

	December 31
$ in millions	2019	2018
Gross customer-related and other intangible assets	$3,356	$3,356
Less accumulated amortization	(2,316)	(1,984)
Net customer-related and other intangible assets	$1,040	$1,372

Amortization expense for 2019, 2018 and 2017, was $332 million, $203 million and $14 million, respectively. As of December 31, 2019, the expected future amortization of purchased intangibles for each of the next five years is as follows:

$ in millions
2020	$262
2021	204
2022	197
2023	78
2024	55

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value. See Note 1 for the definitions of these levels and for further information on our financial instruments.

	December 31, 2019			December 31, 2018
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets (Liabilities)
Marketable securities	$364	$1	$365	$319	$1	$320
Marketable securities valued using NAV			17			15
Total marketable securities	364	1	382	319	1	335
Derivatives	—	(3)	(3)	—	(10)	(10)

The notional value of the company’s foreign currency forward contracts at December 31, 2019 and 2018 was $98 million and $114 million, respectively. The portion of notional value designated as a cash flow hedge at

NORTHROP GRUMMAN CORPORATION

December 31, 2019 was $7 million. At December 31, 2018, no portion of the notional value was designated as a cash flow hedge.
The derivative fair values and related unrealized gains/losses at December 31, 2019 and 2018 were not material.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2019 and 2018.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
10. DEBT
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At December 31, 2019, there were no commercial paper borrowings outstanding. At December 31, 2018, there were $198 million of outstanding short-term commercial paper borrowings at a weighted-average interest rate of 2.77 percent that had original maturities of three months or less from the date of issuance. The outstanding balance of commercial paper borrowings is recorded in Other current liabilities in the consolidated statements of financial position.
Credit Facilities
In August 2018, the company entered into a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”). The revolving credit facility established under the 2018 Credit Agreement is intended to support the company’s commercial paper program and other general corporate purposes. At December 31, 2019, there was no balance outstanding under this facility. Commercial paper borrowings reduce the amount available for borrowing under the 2018 Credit Agreement. In October 2019, the company amended the 2018 Credit Agreement to extend its maturity date by one year from August 2023 to August 2024.
In December 2016, a subsidiary of the company entered into a two-year credit facility, with two additional one-year option periods, in an aggregate principal amount of £120 million (the equivalent of approximately $155 million as of December 31, 2019) (the “2016 Credit Agreement”). The company exercised the second option to extend the maturity to December 2020. The 2016 Credit Agreement is guaranteed by the company. At December 31, 2019, there was £60 million (the equivalent of approximately $78 million as of December 31, 2019) outstanding under this facility, which bears interest at a rate of LIBOR plus 1.10 percent. All of the borrowings outstanding under this facility are recorded in Other current liabilities in the consolidated statements of financial position.
Our credit agreements contain generally customary terms and conditions, including covenants restricting the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the credit agreements) to exceed 65 percent. At December 31, 2019, the company was in compliance with all covenants under its credit agreements.

NORTHROP GRUMMAN CORPORATION

Unsecured Senior Notes
Long-term debt consists of the following:

$ in millions		December 31
		2019	2018
Fixed-rate notes and debentures, maturing in	Interest rate
2019	5.05%	$—	$500
2020	2.08%	1,000	1,000
2021	3.50%	700	700
2022	2.55%	1,500	1,500
2023	3.25%	1,050	1,050
2025	2.93%	1,500	1,500
2026	7.75% - 7.88%	527	527
2027	3.20%	750	750
2028	3.25%	2,000	2,000
2031	7.75%	466	466
2040	5.05%	300	300
2043	4.75%	950	950
2045	3.85%	600	600
2047	4.03%	2,250	2,250
Credit facilities	1.89%	78	108
Other	Various	272	272
Debt issuance costs		(64)	(73)
Total long-term debt		13,879	14,400
Less: current portion(1)		1,109	517
Long-term debt, net of current portion		$12,770	$13,883

(1) The current portion of long-term debt is recorded in Other current liabilities in the consolidated statements of financial position.
The estimated fair value of long-term debt was $15.1 billion and $14.3 billion as of December 31, 2019 and 2018, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
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
Total interest payments, net of interest received, were $521 million, $456 million and $273 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NORTHROP GRUMMAN CORPORATION

Maturities of long-term debt as of December 31, 2019, are as follows:

$ in millions
Year Ending December 31
2020	$1,110
2021	742
2022	1,505
2023	1,053
2024	3
Thereafter	9,532
Total principal payments	13,945
Unamortized premium on long-term debt, net of discount	(2)
Debt issuance costs	(64)
Total long-term debt	$13,879

11. INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company’s lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney’s fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On February 16, 2018, both the company and the United States filed motions to dismiss many of the claims and counterclaims referenced above, in whole or in part. The United States also filed a motion seeking to amend its answer and counterclaim, including to reduce its counterclaim to approximately $193 million, which the court granted on June 11, 2018. On October 17, 2018, the court granted in part and denied in part the parties’ motions to dismiss. After a mediation that did not resolve the dispute, the court has set trial to commence on February 3, 2020, running through March or early April. Although the ultimate outcome of these matters (“the FSS matters,” collectively), including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, and relatively inactive for some period of time, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $27 million as of December 31, 2019), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $22 million as of December 31, 2019) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $5 million as of December 31, 2019). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the

NORTHROP GRUMMAN CORPORATION

equivalent of approximately $35 million as of December 31, 2019), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. In a decision dated November 13, 2018, the trial court ruled in ECT’s favor on one of its claims against Solystic, and awarded damages of R$41 million (the equivalent of approximately $10 million as of December 31, 2019) against Solystic and its consortium partners, with that amount to be adjusted for inflation and interest from November 2004 through any appeal, in accordance with the Manual of Calculations of the Federal Justice, as well as attorneys’ fees. On March 22, 2019, ECT appealed the trial court’s decision to the intermediate court of appeals. Solystic filed its appeal on April 11, 2019. The parties are assessing whether there is a possible path for a negotiated resolution of the dispute.
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, we have worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. We have incurred, and expect to continue to incur, as included in Note 12, substantial remediation costs related to these environmental conditions. The remediation standards or requirements to which we are subject are being reconsidered and may change and costs may increase materially. As discussed in Note 12, the State of New York issued a Feasibility Study and an Amended Record of Decision, seeking to impose additional remedial requirements. The company is engaged in discussions with the State of New York and certain other potentially responsible parties. The State of New York has said that, among other things, it is also evaluating potential natural resource damages. In addition, we are a party to various, and expect to become a party to additional, legal proceedings and disputes related to remediation, costs, allowability and/or alleged environmental impacts in Bethpage, including with federal and state entities, the Navy, local municipalities and water districts, and insurance carriers, as well as class action and individual plaintiffs alleging personal injury and property damage and seeking both monetary and non-monetary relief. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages (including natural resource damages), determinations on allocation, allowability and coverage, and non-monetary relief. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.
On August 12, 2016, plaintiffs filed a putative class action complaint in the United States District Court for the Eastern District of Virginia against Orbital ATK and certain individuals, captioned Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN). As later amended, the complaint asserted claims on behalf of Orbital ATK shareholders for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and Section 14(a) of the Exchange Act allegedly arising out of false and misleading statements and the failure to disclose that: (i) Orbital ATK lacked effective control over financial reporting; and (ii) as a result, Orbital ATK failed to record an anticipated loss on a long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army’s Lake City Army Ammunition Plant. The complaint sought damages and other relief. On June 7, 2019, the court approved the parties’ proposal to resolve the litigation for $108 million, subject to certain terms and conditions. The company continues to pursue recovery of allowable costs and coverage litigation against various of its insurance carriers.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s consolidated financial position as of December 31, 2019, or its annual results of operations and/or cash flows.
12. COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s

NORTHROP GRUMMAN CORPORATION

estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 31, 2019, or its annual results of operations and/or cash flows.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of December 31, 2019 and 2018:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in excess of Accrued Costs(2)	Deferred Costs(3)
December 31, 2019	$531	$448	$436
December 31, 2018	461	374	343

(1)	As of December 31, 2019, $148 million is recorded in Other current liabilities and $383 million is recorded in Other non-current liabilities.

(2)
Estimated remediation costs are not discounted to present value. The range of reasonably possible future costs does not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.

(3)
As of December 31, 2019, $119 million is deferred in Prepaid expenses and other current assets and $317 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.

Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s consolidated financial position as of December 31, 2019, or its annual results of operations and/or cash flows. With respect to Bethpage, the State of New York issued a Feasibility Study and an Amended Record of Decision, seeking to impose additional remedial requirements. The company is engaged in discussions with the State of New York and other potentially responsible parties. As discussed in Note 11, the remediation standards or requirements to which we are subject are being reconsidered and may change and costs may increase materially.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2019, there were $498 million of stand-by letters of credit and guarantees and $182 million of surety bonds outstanding.
Indemnifications
The company has provided indemnifications for certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of December 31, 2019, or its annual results of operations and/or cash flows.
13. RETIREMENT BENEFITS
Plan Descriptions
U.S. Defined Benefit Pension Plans – The company sponsors several defined benefit pension plans in the U.S. Pension benefits for most participants are based on years of service, age and compensation. It is our policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. government regulations, by making payments into benefit trusts separate from the company.
U.S. Defined Contribution Plans – The company also sponsors defined contribution plans covering the majority of its employees, including certain employees covered under collective bargaining agreements. Company contributions vary depending on date of hire, with a majority of employees being eligible for employer matching of employee contributions. Based on date of hire, certain employees are eligible to receive a company non-elective contribution or an enhanced matching contribution in lieu of a defined benefit pension plan benefit. The company’s contributions

NORTHROP GRUMMAN CORPORATION

to these defined contribution plans for the years ended December 31, 2019, 2018 and 2017, were $481 million, $403 million and $344 million, respectively.
Non-U.S. Benefit Plans – The company sponsors several benefit plans for non-U.S. employees. These plans are designed to provide benefits appropriate to local practice and in accordance with local regulations. Some of these plans are funded using benefit trusts separate from the company.
Medical and Life Benefits – The company funds a portion of the costs for certain health care and life insurance benefits for a substantial number of its active and retired employees. In addition to a company and employee cost-sharing feature, the health plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, conformance to a schedule of reasonable fees, the use of managed care providers and coordination of benefits with other plans. The plans also provide for a Medicare carve-out. The company reserves the right to amend or terminate the plans at any time.
Certain covered employees and dependents are eligible to participate in plans upon retirement if they meet specified age and years of service requirements. The company provides subsidies to reimburse certain retirees for a portion of the cost of individual Medicare-supplemental coverage purchased directly by the retiree through a private insurance exchange. The company has capped the amount of its contributions to substantially all of its remaining postretirement medical and life benefit plans. In addition, after January 1, 2005 (or earlier at some businesses), newly hired employees are not eligible for subsidized postretirement medical and life benefits.
Summary Plan Results
The cost to the company of its retirement benefit plans is shown in the following table:

	Year Ended December 31
	Pension Benefits			Medical and Life Benefits
$ in millions	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost (benefit)
Service cost	$367	$404	$388	$16	$21	$20
Interest cost	1,360	1,226	1,250	80	76	85
Expected return on plan assets	(2,101)	(2,217)	(1,885)	(92)	(101)	(89)
Amortization of prior service credit	(59)	(58)	(57)	(3)	(21)	(22)
Mark-to-market expense (benefit)	1,783	699	(445)	17	(44)	(91)
Other	—	—	(7)	—	—	—
Net periodic benefit cost (benefit)	$1,350	$54	$(756)	$18	$(69)	$(97)

The table below summarizes the components of changes in unamortized prior service credit for the years ended December 31, 2017, 2018 and 2019:

$ in millions	Pension Benefits	Medical and Life Benefits	Total
Changes in unamortized prior service credit
Amortization of prior service credit	$57	$22	$79
Tax expense	(26)	(9)	(35)
Change in unamortized prior service credit – 2017	31	13	44
Amortization of prior service credit	58	21	79
Tax expense	(14)	(5)	(19)
Change in unamortized prior service credit – 2018	44	16	60
Amortization of prior service credit	59	3	62
Tax expense	(14)	(1)	(15)
Change in unamortized prior service credit – 2019	$45	$2	$47

We expect to recognize $60 million and $(4) million of prior year service credit (cost) related to our pension benefit and medical and life benefit plans, respectively, in net periodic benefit cost in 2020.
The following table sets forth the funded status and amounts recognized in the consolidated statements of financial position for the company’s defined benefit retirement plans. Pension benefits data includes the qualified plans, foreign plans and U.S. unfunded non-qualified plans for benefits provided to directors, officers and certain

NORTHROP GRUMMAN CORPORATION

employees. The company uses a December 31 measurement date for its plans.

	Pension Benefits		Medical and Life Benefits
$ in millions	2019	2018	2019	2018
Plan Assets
Fair value of plan assets at beginning of year	$27,150	$27,226	$1,247	$1,338
Net gain (loss) on plan assets	5,025	(1,043)	234	(65)
Employer contributions	221	370	42	38
Participant contributions	8	9	24	25
Benefits paid	(1,763)	(1,685)	(156)	(148)
Acquired plan assets	—	2,293	—	58
Other	5	(20)	1	1
Fair value of plan assets at end of year	30,646	27,150	1,392	1,247
Projected Benefit Obligation
Projected benefit obligation at beginning of year	32,231	31,967	1,930	2,110
Service cost	367	404	16	21
Interest cost	1,360	1,226	80	76
Participant contributions	8	9	24	25
Actuarial loss (gain)	4,708	(2,561)	159	(211)
Benefits paid	(1,763)	(1,685)	(156)	(148)
Acquired benefit obligation	—	2,895	—	50
Other	3	(24)	(5)	7
Projected benefit obligation at end of year	36,914	32,231	2,048	1,930
Funded status	$(6,268)	$(5,081)	$(656)	$(683)

Classification of amounts recognized in the consolidated statements of financial position
Non-current assets	$124	$77	$151	$124
Current liability	(173)	(164)	(47)	(46)
Non-current liability	(6,219)	(4,994)	(760)	(761)

The accumulated benefit obligation for all defined benefit pension plans was $36.5 billion and $31.9 billion at December 31, 2019 and 2018, respectively.
Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2019	2018
Projected benefit obligation	$34,715	$30,259
Accumulated benefit obligation	34,305	29,961
Fair value of plan assets	28,324	25,101

NORTHROP GRUMMAN CORPORATION

Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine benefit obligations and net periodic benefit cost:

	Pension Benefits		Medical and Life Benefits
	2019	2018	2019	2018
Assumptions used to determine benefit obligation at December 31
Discount rate	3.39%	4.31%	3.35%	4.30%
Initial cash balance crediting rate assumed for the next year	2.39%	3.00%
Rate to which the cash balance crediting rate is assumed to increase (the ultimate rate)	2.64%	3.25%
Year that the cash balance crediting rate reaches the ultimate rate	2025	2024
Rate of compensation increase	3.00%	3.00%
Initial health care cost trend rate assumed for the next year			5.90%	6.20%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate			2023	2023
Assumptions used to determine benefit cost for the year ended December 31
Discount rate	4.31%	3.68%	4.30%	3.66%
Initial cash balance crediting rate assumed for the next year	3.00%	2.75%
Rate to which the cash balance crediting rate is assumed to increase (the ultimate rate)	3.25%	3.00%
Year that the cash balance crediting rate reaches the ultimate rate	2024	2023
Expected long-term return on plan assets	8.00%	8.00%	7.67%	7.65%
Rate of compensation increase	3.00%	3.00%
Initial health care cost trend rate assumed for the next year			6.20%	6.50%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate			2023	2023

Plan Assets and Investment Policy
Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. Through consultation with our investment management team and outside investment advisers, management develops expected long-term returns for each of the plans’ strategic asset classes. In doing so, we consider a number of factors, including our historical investment performance, current market data such as yields/price-earnings ratios, historical market returns over long periods and periodic surveys of investment managers’ expectations. Liability studies are conducted on a regular basis to provide guidance in setting investment goals with an objective to balance risk. Risk targets are established and monitored against acceptable ranges.
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
For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2019:

Asset Allocation Ranges
Cash and cash equivalents	0% - 12%
Global public equities	30% - 50%
Fixed-income securities	20% - 40%
Alternative investments	18% - 38%

NORTHROP GRUMMAN CORPORATION

The table below provides the fair values of the company’s pension and Voluntary Employee Beneficiary Association (VEBA) trust plan assets at December 31, 2019 and 2018, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. See Note 1 for the definitions of these levels. Certain investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2019 and 2018, there were no investments expected to be sold at a value materially different than NAV.

	Level 1		Level 2		Level 3		Total
$ in millions	2019	2018	2019	2018	2019	2018	2019	2018
Asset category
Cash and cash equivalents	$233	$209	$2,572	$2,655			$2,805	$2,864
U.S. equities	3,341	2,859					3,341	2,859
International equities	3,271	2,711			$2	$1	3,273	2,712
Fixed-income securities
U.S. Treasuries	20	26	2,716	1,501			2,736	1,527
U.S. Government Agency			297	322			297	322
Non-U.S. Government			194	206			194	206
Corporate debt	28	34	4,513	4,141			4,541	4,175
Asset backed			892	297			892	297
High yield debt	30	11	104	153			134	164
Bank loans			33	20			33	20
Other assets	(9)	15	59	51	2	2	52	68
Investments valued using NAV as a practical expedient
U.S. equities							1,131	1,170
International equities							5,636	4,017
Fixed-income funds							438	1,386
Hedge funds							246	351
Opportunistic investments							1,459	1,367
Private equity funds							2,454	2,510
Real estate funds							2,376	2,382
Fair value of plan assets at the end of the year	$6,914	$5,865	$11,380	$9,346	$4	$3	$32,038	$28,397

There were no transfers of plan assets between the three levels of the fair value hierarchy during the years ended December 31, 2019 and 2018.
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
Other assets include derivative assets with a fair value of $49 million and $76 million, derivative liabilities with a fair value of $53 million and $52 million, and net notional amounts of $3.6 billion and $3.2 billion, as of December 31, 2019 and 2018, respectively. Derivative instruments may include exchange traded futures contracts, interest rate swaps, options on futures and swaps, currency contracts, total return swaps and credit default swaps. Notional amounts do not quantify risk or represent assets or liabilities of the pension and VEBA trusts, but are used in the calculation of cash settlement under the contracts. The volume of derivative activity is commensurate with the

NORTHROP GRUMMAN CORPORATION

amounts disclosed at year-end. Certain derivative financial instruments within the pension trust are subject to master netting agreements with certain counterparties.
Investments in certain equity and fixed-income funds, which include common/collective trust funds, and alternative investments, including hedge funds, opportunistic investments, private equity funds and real estate funds, are valued based on the NAV derived by the investment managers, as a practical expedient, and are described further below.
U.S. and International equities: Generally, redemption periods are daily or monthly with a notice requirement less than 30 days. As of December 31, 2019 and 2018, there were no unfunded commitments.
Fixed-income funds: Redemption periods are daily, monthly or quarterly with various notice requirements but generally are less than 30 days. As of December 31, 2019 and 2018, there were no unfunded commitments.
Hedge funds: Generally, redemption periods are monthly or quarterly with notice requirements from 30 to 95 days. As of December 31, 2019, unfunded commitments were $8 million. There were no unfunded commitments as of December 31, 2018.
Opportunistic investments: Opportunistic investments are primarily held in partnerships with a 5-10 year life. As of December 31, 2019 and 2018, unfunded commitments were $1.3 billion and $1.1 billion, respectively.
Private equity funds: The term of each fund is typically 10 or more years and the fund’s investors do not have an option to redeem their interest in the fund. As of December 31, 2019 and 2018, unfunded commitments were $1.9 billion and $1.8 billion, respectively.
Real estate funds: Consists of closed-end real estate funds and infrastructure funds with terms that are typically 10 or more years. This class also contains open-end funds that generally allow investors to redeem their interests in the fund. As of December 31, 2019 and 2018, unfunded commitments were $60 million and $73 million, respectively.
For the years ended December 31, 2019 and 2018, the defined benefit pension and VEBA trusts did not hold any Northrop Grumman common stock.
Benefit Payments
The following table reflects estimated future benefit payments for the next ten years, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2019:

$ in millions	Pension Plans	Medical and Life Plans	Total
Year Ending December 31
2020	$1,849	$151	$2,000
2021	1,898	150	2,048
2022	1,947	139	2,086
2023	1,991	138	2,129
2024	2,039	136	2,175
2025 through 2029	10,702	630	11,332

In 2020, the company expects to contribute the required minimum funding of approximately $96 million to its pension plans and approximately $44 million to its medical and life benefit plans. During the year ended December 31, 2019, the company made voluntary pension contributions of $120 million.
14. STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Compensation Plans
At December 31, 2019, the company had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2011 Long-Term Incentive Stock Plan (2011 Plan), applicable to employees and non-employee directors, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND).
Employee Plans – In May 2015, the company’s shareholders approved amendments to the 2011 Plan. These amendments provided that shares issued under the plan would be counted against the aggregate share limit on a one-for-one basis. As amended, 5.1 million shares plus 2.4 million of newly authorized shares were available for issuance under the 2011 Plan; as of December 31, 2019, 5.5 million shares remain available for issuance.
The 2011 Plan provides for the following equity awards: stock options, stock appreciation rights (SARs) and stock awards. Under the 2011 Plan, no SARs have been granted and there are no outstanding stock options. Stock awards include restricted performance stock rights (RPSR) and restricted stock rights (RSR). RPSRs generally vest and are

NORTHROP GRUMMAN CORPORATION

paid following the completion of a three-year performance period, based primarily on achievement of financial objectives determined by the Board. RSRs generally vest 100% after three years. Each includes dividend equivalents, which are paid concurrently with the RPSR or RSR. The terms of equity awards granted under the 2011 Plan provide for accelerated vesting, and in some instances forfeiture, of all or a portion of an award upon termination of employment.
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
Compensation Expense
Stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was $127 million, $86 million and $94 million, respectively. The related tax benefits for stock-based compensation for the years ended December 31, 2019, 2018 and 2017 were $14 million, $27 million and $48 million, respectively.
At December 31, 2019, there was $101 million of unrecognized compensation expense related to unvested stock awards granted under the company’s stock-based compensation plans. These amounts are expected to be charged to expense over a weighted-average period of 1.3 years.
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

NORTHROP GRUMMAN CORPORATION

Stock award activity for the years ended December 31, 2017, 2018 and 2019, is presented in the table below. Vested awards do not include any adjustments to reflect the final performance measure for issued shares.

	Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2017	1,148	$167	1.3
Granted	397	233
Vested	(521)	152
Forfeited	(86)	198
Outstanding at December 31, 2017	938	$192	1.0
Granted	376	321
Vested	(455)	181
Forfeited	(63)	250
Outstanding at December 31, 2018	796	$244	0.8
Granted	339	274
Vested	(383)	222
Forfeited	(51)	280
Outstanding at December 31, 2019	701	$278	0.9

The majority of our stock awards are granted annually during the first quarter.
The grant date fair value of shares issued in settlement of fully vested stock awards was $119 million, $93 million and $96 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Cash Awards
The company grants certain employees cash units (CUs) and cash performance units (CPUs). Depending on actual performance against financial objectives, recipients of CPUs earn between 0 and 200 percent of the original grant. The following table presents the minimum and maximum aggregate payout amounts related to those cash awards granted for the periods presented:

	Year Ended December 31
$ in millions	2019	2018	2017
Minimum aggregate payout amount	$36	$36	$38
Maximum aggregate payout amount	203	205	201

The majority of our cash awards are granted annually during the first quarter. CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based primarily on the achievement of financial metrics over a three-year period. At December 31, 2019, there was $133 million of unrecognized compensation expense related to cash awards.
15. LEASES
As described in Note 1, effective January 1, 2019, we adopted ASC 842 using the optional transition method. In accordance with the optional transition method, we did not recast the prior period consolidated financial statements and all prior period amounts and disclosures are presented under ASC 840. Finance leases are not material to our consolidated financial statements and are therefore not included in the following disclosures.

NORTHROP GRUMMAN CORPORATION

Total Lease Cost
Total lease cost is included in Product and Service costs and G&A expenses in the consolidated statement of earnings and comprehensive income and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

$ in millions	Year Ended December 31, 2019
Operating lease cost	$318
Variable lease cost	11
Short-term lease cost	75
Total lease cost	$404

Supplemental Balance Sheet Information
Supplemental operating lease balance sheet information consists of the following:

$ in millions	December 31, 2019
Operating lease right-of-use assets	$1,511

Other current liabilities	261
Operating lease liabilities	1,308
Total operating lease liabilities	$1,569

Other Supplemental Information
Other supplemental operating lease information consists of the following:

$ in millions	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$307
Right-of-use assets obtained in exchange for new lease liabilities	462

Weighted average remaining lease term	11.6 years
Weighted average discount rate	3.8%

Maturities of Lease Liabilities
Maturities of operating lease liabilities as of December 31, 2019 are as follows:

$ in millions
Year Ending December 31
2020	$300
2021	262
2022	224
2023	185
2024	146
Thereafter	875
Total lease payments	1,992
Less: imputed interest	(423)
Present value of operating lease liabilities	$1,569

As of December 31, 2019, we have approximately $125 million in rental commitments for real estate leases that have not yet commenced. These leases are expected to commence in 2020 and 2021 with lease terms of 3 to 11 years.

NORTHROP GRUMMAN CORPORATION

Rental expense for operating leases classified under ASC 840 for the years ended December 31, 2018 and 2017 were $375 million and $300 million, respectively. These amounts are net of immaterial amounts of sublease income. As of December 31, 2018, future minimum lease payments under long-term non-cancelable operating leases as classified under ASC 840 were as follows:

$ in millions
Year Ending December 31
2019	$312
2020	270
2021	221
2022	186
2023	152
Thereafter	939
Total minimum lease payments	$2,080

16. SEGMENT INFORMATION
The company is aligned in four operating sectors, which also comprise our reportable segments: Aerospace Systems, Innovation Systems, Mission Systems and Technology Services.
The following table presents sales and operating income by segment:

	Year Ended December 31
$ in millions	2019	2018	2017
Sales
Aerospace Systems	$13,862	$13,096	$12,131
Innovation Systems	6,119	3,276	—
Mission Systems	12,263	11,709	11,470
Technology Services	4,110	4,297	4,687
Intersegment eliminations	(2,513)	(2,283)	(2,284)
Total sales	33,841	30,095	26,004
Operating income
Aerospace Systems	1,434	1,411	1,289
Innovation Systems	671	343	—
Mission Systems	1,639	1,520	1,442
Technology Services	457	443	449
Intersegment eliminations	(292)	(270)	(277)
Total segment operating income	3,909	3,447	2,903
Net FAS (service)/CAS pension adjustment	465	613	638
Unallocated corporate expense	(405)	(280)	(323)
Total operating income	$3,969	$3,780	$3,218

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

NORTHROP GRUMMAN CORPORATION

operating performance, such as amortization of purchased intangible assets and the additional depreciation expense related to the step-up in fair value of property, plant and equipment acquired through business combinations.
Disaggregation of Revenue

Sales by Customer Type	Year Ended December 31
	2019		2018		2017
$ in millions	$	%(3)	$	%(3)	$	%(3)
Aerospace Systems
U.S. government (1)	$12,044	87%	$11,380	87%	$10,521	87%
International (2)	1,508	11%	1,371	10%	1,160	10%
Other customers	106	1%	148	1%	155	1%
Intersegment sales	204	1%	197	2%	295	2%
Aerospace Systems sales	13,862	100%	13,096	100%	12,131	100%
Innovation Systems
U.S. government (1)	4,419	72%	2,241	68%	—	—
International (2)	960	16%	615	19%	—	—
Other customers	409	7%	293	9%	—	—
Intersegment sales	331	5%	127	4%	—	—
Innovation Systems sales	6,119	100%	3,276	100%	—	—
Mission Systems
U.S. government (1)	9,079	74%	8,803	75%	8,876	77%
International (2)	1,840	15%	1,647	14%	1,540	14%
Other customers	117	1%	114	1%	100	1%
Intersegment sales	1,227	10%	1,145	10%	954	8%
Mission Systems sales	12,263	100%	11,709	100%	11,470	100%
Technology Services
U.S. government (1)	2,392	58%	2,372	55%	2,572	55%
International (2)	846	21%	801	19%	752	16%
Other customers	121	3%	310	7%	328	7%
Intersegment sales	751	18%	814	19%	1,035	22%
Technology Services sales	4,110	100%	4,297	100%	4,687	100%
Total
U.S. government (1)	27,934	83%	24,796	82%	21,969	85%
International (2)	5,154	15%	4,434	15%	3,452	13%
Other customers	753	2%	865	3%	583	2%
Total Sales	$33,841	100%	$30,095	100%	$26,004	100%

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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Year Ended December 31
	2019		2018		2017
$ in millions	$	%(1)	$	%(1)	$	%(1)
Aerospace Systems
Cost-type	$8,049	59%	$7,634	59%	$7,193	61%
Fixed-price	5,609	41%	5,265	41%	4,643	39%
Intersegment sales	204		197		295
Aerospace Systems sales	13,862		13,096		12,131
Innovation Systems
Cost-type	1,699	29%	843	27%	—	—
Fixed-price	4,089	71%	2,306	73%	—	—
Intersegment sales	331		127		—
Innovation Systems sales	6,119		3,276		—
Mission Systems
Cost-type	5,164	47%	4,939	47%	5,311	51%
Fixed-price	5,872	53%	5,625	53%	5,205	49%
Intersegment sales	1,227		1,145		954
Mission Systems sales	12,263		11,709		11,470
Technology Services
Cost-type	1,567	47%	1,588	46%	1,693	46%
Fixed-price	1,792	53%	1,895	54%	1,959	54%
Intersegment sales	751		814		1,035
Technology Services sales	4,110		4,297		4,687
Total
Cost-type	16,479	49%	15,004	50%	14,197	55%
Fixed-price	17,362	51%	15,091	50%	11,807	45%
Total Sales	$33,841		$30,095		$26,004

(1)	Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Year Ended December 31
	2019		2018		2017
$ in millions	$	%(2)	$	%(2)	$	%(2)
Aerospace Systems
United States	$12,150	89%	$11,528	89%	$10,676	90%
Asia/Pacific	822	6%	705	6%	649	6%
All other (1)	686	5%	666	5%	511	4%
Intersegment sales	204		197		295
Aerospace Systems sales	13,862		13,096		12,131
Innovation Systems
United States	4,828	83%	2,534	80%	—	—
Asia/Pacific	156	3%	151	5%	—	—
All other (1)	804	14%	464	15%	—	—
Intersegment sales	331		127		—
Innovation Systems sales	6,119		3,276		—
Mission Systems
United States	9,196	83%	8,917	85%	8,976	86%
Asia/Pacific	676	6%	659	6%	671	6%
All other (1)	1,164	11%	988	9%	869	8%
Intersegment sales	1,227		1,145		954
Mission Systems sales	12,263		11,709		11,470
Technology Services
United States	2,513	75%	2,682	77%	2,900	79%
Asia/Pacific	182	5%	151	4%	141	4%
All other (1)	664	20%	650	19%	611	17%
Intersegment sales	751		814		1,035
Technology Services sales	4,110		4,297		4,687
Total
United States	28,687	85%	25,661	85%	22,552	87%
Asia/Pacific	1,836	5%	1,666	6%	1,461	5%
All other (1)	3,318	10%	2,768	9%	1,991	8%
Total Sales	$33,841		$30,095		$26,004

(1)	All other is principally comprised of Europe and the Middle East.

(2)	Percentages calculated based on external customer sales.

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
The following table presents intersegment sales and operating income before eliminations:

	Year Ended December 31
$ in millions	2019		2018		2017
	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
Intersegment sales and operating income
Aerospace Systems	$204	$23	$197	$23	$295	$33
Innovation Systems	331	14	127	1	—	—
Mission Systems	1,227	177	1,145	165	954	141
Technology Services	751	78	814	81	1,035	103
Total	$2,513	$292	$2,283	$270	$2,284	$277

Assets
Substantially all of the company’s operating assets are located in the U.S. The following table presents assets by segment:

	December 31
$ in millions	2019	2018
Assets
Aerospace Systems	$10,772	$9,750
Innovation Systems	11,551	10,368
Mission Systems	11,641	11,047
Technology Services	3,089	2,957
Corporate assets(1)	4,036	3,531
Total assets	$41,089	$37,653

(1)	Corporate assets principally consist of cash and cash equivalents, refundable taxes, deferred tax assets, property, plant and equipment and marketable securities.
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization by segment:

	Year Ended December 31
$ in millions	2019	2018	2017	2019	2018	2017
	Capital Expenditures			Depreciation and Amortization(1)
Aerospace Systems	$650	$781	$665	$262	$243	$234
Innovation Systems	271	141	—	173	84	—
Mission Systems	244	206	164	146	134	131
Technology Services	15	18	15	9	45	40
Corporate	84	103	84	428	294	70
Total	$1,264	$1,249	$928	$1,018	$800	$475

(1)
Beginning in 2018, corporate amounts include the amortization of purchased intangible assets and the additional depreciation expense related to the step-up in fair value of property, plant and equipment acquired through business combinations as they are not considered part of management’s evaluation of segment operating performance.

NORTHROP GRUMMAN CORPORATION

17. UNAUDITED SELECTED QUARTERLY DATA
Unaudited quarterly financial results are set forth in the following tables and include the operating results of Innovation Systems subsequent to the Merger date. It is the company’s long-standing practice to establish actual interim closing dates using a “fiscal” calendar in which we close our books on a Friday near each quarter-end date, in order to normalize the potentially disruptive effects of quarterly closings on business processes. Similarly, Innovation Systems used a “fiscal” calendar by closing its books on a Sunday near these quarter-end dates. Beginning in the second quarter of 2019, Innovation Systems aligned its “fiscal” calendar with legacy Northrop Grumman. This practice is only used at interim periods within a reporting year.

2019
In millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$8,189	$8,456	$8,475	$8,721
Operating income	936	946	951	1,136
Net earnings (loss)	863	861	933	(409)

Basic earnings (loss) per share	5.08	5.07	5.52	(2.43)
Diluted earnings (loss) per share(1)	5.06	5.06	5.49	(2.43)

Weighted-average common shares outstanding	170.0	169.7	169.1	168.4
Weighted-average diluted shares outstanding(1)	170.7	170.3	169.9	168.4

2018
In millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$6,735	$7,119	$8,085	$8,156
Operating income	848	817	1,172	943
Net earnings	840	789	1,244	356

Basic earnings per share	4.82	4.52	7.15	2.07
Diluted earnings per share	4.79	4.50	7.11	2.06

Weighted-average common shares outstanding	174.3	174.5	174.1	171.8
Weighted-average diluted shares outstanding	175.4	175.4	174.9	172.6

(1)	Fourth quarter 2019 excludes the dilutive effect of awards granted to employees under stock-based compensation plans as such awards would be antidilutive.

NORTHROP GRUMMAN CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2019, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended December 31, 2019, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting is based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2019.
Deloitte & Touche LLP issued an attestation report dated January 29, 2020, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2019, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/ Kathy J. Warden
Chairman, Chief Executive Officer and President

/s/ Kenneth L. Bedingfield
Corporate Vice President and Chief Financial Officer
January 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated January 29, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of ASC 842, Leases, during 2019.
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
January 29, 2020

NORTHROP GRUMMAN CORPORATION

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the company’s fiscal year.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of January 29, 2020, are listed below, along with their ages on that date, positions and offices held with the company, and principal occupations and employment, focused primarily on the past five years.

Name	Age	Office Held	Since	Recent Business Experience
Kathy J. Warden	48	Chairman, Chief Executive Officer and President	2019
Chief Executive Officer and President (2019); President and Chief Operating Officer (2018); Corporate Vice President and President, Mission Systems Sector (2016-2017); Corporate Vice President and President, Former Information Systems Sector (2013-2015)

Ann M. Addison	58	Corporate Vice President and Chief Human Resources Officer	2019	Corporate Vice President (2018); Executive Vice President and Chief Human Resources Officer, Leidos (2016-2018); Vice President, Human Resources, Lockheed Martin (2010-2016)
Kenneth L. Bedingfield	47	Corporate Vice President and Chief Financial Officer	2015	Vice President, Finance (2014-2015)
Mark A. Caylor	55	Corporate Vice President and President, Mission Systems Sector	2018	Corporate Vice President and President, Enterprise Services and Chief Strategy Officer (2014-2017)
Sheila C. Cheston	61	Corporate Vice President and General Counsel	2010
Michael A. Hardesty	48	Corporate Vice President, Controller, and Chief Accounting Officer	2013
Lesley A. Kalan	46	Corporate Vice President and Chief Strategy and Development Officer	2020	Corporate Vice President, Government Relations (2018-2019); Vice President, Legislative Affairs (2010-2017)
Blake E. Larson	60	Corporate Vice President and President, Space Systems Sector	2020
Corporate Vice President and President, Former Innovation Systems Sector (2018-2020); Chief Operating Officer, Orbital ATK, Inc. (2015-2018); Senior Vice President and President, Aerospace Group, Alliant Techsystems, Inc. (2010-2015)

Janis G. Pamiljans	59	Corporate Vice President and President, Aeronautics Systems Sector	2020	Corporate Vice President and President, Former Aerospace Systems Sector (2017-2020); Vice President and General Manager, Strategic Systems Division, Former Aerospace Systems Sector (2015-2017)

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Recent Business Experience
David T. Perry	55	Corporate Vice President and Chief Global Business Officer	2019	Corporate Vice President and Chief Global Business Development Officer (2012-2019)
Mary D. Petryszyn	58	Corporate Vice President and President, Defense Systems Sector	2020
Vice President and General Manager, Land and Avionics C4ISR Division, Mission Systems Sector (2016-2019), Vice President, Global Strategy and Mission Solutions, Aerospace Systems Sector (2015-2016), Vice President, International, Aerospace Systems Sector (2013-2015)

Shawn N. Purvis	46	Corporate Vice President and President, Enterprise Services	2018	Vice President and Chief Information Officer (2016-2017); Vice President and General Manager, Cyber Division, Former Information Systems Sector (2014-2016)
Lucy C. Ryan	46	Corporate Vice President, Communications	2019	Vice President, Enterprise Communications (2018); Director of Communications, General Dynamics (2010-2018)
AUDIT COMMITTEE FINANCIAL EXPERT
The information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders.
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
OTHER DISCLOSURES
Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information concerning Executive Compensation, including information concerning Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders.
For a description of securities authorized under our equity compensation plans, see Note 14 to the consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information as to Certain Relationships and Related Transactions and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
The information as to Principal Accounting Fees and Services will be incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders.

NORTHROP GRUMMAN CORPORATION

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
3. Exhibits

2(a)
Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 30, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 4, 2011, File No. 001-16411)

2(b)
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 4, 2011, File No. 001-16411)

2(c)
Agreement and Plan of Merger dated as of September 17, 2017, among Northrop Grumman Corporation, Neptune Merger, Inc. and Orbital ATK, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 18, 2017, File No. 001-16411)

2(d)
Transaction Agreement dated as of April 28, 2014, among Alliant Techsystems Inc., Vista Spinco Inc., Vista Merger Sub Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 2.1 to Alliant Techsystems Inc. (now known as Northrop Grumman Innovation Systems, Inc.) Form 8-K filed May 2, 2014, File No. 001-16411)

3(a)
Amended and Restated Certificate of Incorporation of Northrop Grumman Corporation dated May 29, 2012 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2012, filed July 25, 2012, File No. 001-16411)

3(b)	Amended and Restated Bylaws of Northrop Grumman Corporation dated December 4, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 10, 2018, File No. 001-16411)

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

NORTHROP GRUMMAN CORPORATION

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

4(u)	Form of Northrop Grumman Corporation’s 3.500% Senior Note due 2021 (incorporated by reference to Exhibit B to Exhibit 4(a) to Form 8-K filed November 8, 2010, File No. 001-16411)

4(v)	Form of Northrop Grumman Corporation’s 5.050% Senior Note due 2040 (incorporated by reference to Exhibit C to Exhibit 4(a) to Form 8-K filed November 8, 2010, File No. 001-16411)

4(w)
Third Supplemental Indenture dated as of March 30, 2011, by and among Titan II, Inc. (formerly known as Northrop Grumman Corporation), The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, and Titan Holdings II, L.P., to Indenture dated as of November 21, 2001 between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.9 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011, File No. 001-16411)

NORTHROP GRUMMAN CORPORATION

4(x)
Fourth Supplemental Indenture dated as of March 30, 2011, by and among Titan Holdings II, L.P., The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, and Northrop Grumman Corporation (formerly known as New P, Inc.), to Indenture dated as of November 21, 2001 between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.10 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011, File No. 001-16411)

4(y)
Fifth Supplemental Indenture, dated as of May 31, 2013, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K filed May 31, 2013, File No. 001-16411)

4(z)	Form of 3.250% Senior Note due 2023 (incorporated by reference to Exhibit B to Exhibit 4(a) to Form 8-K filed May 31, 2013, File No. 001-16411)

4(aa)	Form of 4.750% Senior Note due 2043 (incorporated by reference to Exhibit C to Exhibit 4(a) to Form 8-K filed May 31, 2013, File No. 001-16411)

4(bb)
Sixth Supplemental Indenture, dated as of February 6, 2015, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed February 6, 2015, File No. 001-16411)

4(cc)	Form of 3.850% Senior Note due 2045 (incorporated by reference to Exhibit A to Exhibit 4.1 to Form 8-K filed February 6, 2015, File No. 001-16411)

4(dd)
Seventh Supplemental Indenture, dated as of December 1, 2016, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 1, 2016, File No. 001-16411)

4(ee)	Form of 3.200% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to Form 8-K filed December 1, 2016, File No. 001-16411)

4(ff)
Eighth Supplemental Indenture, dated as of October 13, 2017, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(gg)	Form of 2.080% Senior Note due 2020 (incorporated by reference to Exhibit A to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(hh)	Form of 2.550% Senior Note due 2022 (incorporated by reference to Exhibit B to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(ii)	Form of 2.930% Senior Note due 2025 (incorporated by reference to Exhibit C to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(jj)	Form of 3.250% Senior Note due 2028 (incorporated by reference to Exhibit D to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(kk)	Form of 4.030% Senior Note due 2047 (incorporated by reference to Exhibit E to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

*4(ll)	Description of Securities

10(a)
Credit Agreement, dated as of August 17, 2018, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation, as Guarantor; the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 17, 2018, File No. 001-16411)

NORTHROP GRUMMAN CORPORATION

(i)
Extension and Amendment Agreement, dated as of October 17, 2019, among Northrop Grumman Corporation, as Borrower, Northrop Grumman Systems Corporation, as Guarantor, the issuing banks party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 21, 2019, File No. 001-16411)

10(b)
Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of the indenture indebtedness issued by Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 10.10 to Form 8-K filed April 17, 2001, File No. 001-16411)

10(c)
Form of Guarantee dated as of April 3, 2001, by Northrop Grumman Corporation of Northrop Grumman Systems Corporation indenture indebtedness (incorporated by reference to Exhibit 10.11 to Form 8-K and filed April 17, 2001, File No. 001-16411)

10(d)
Form of Guarantee dated as of March 27, 2003, by Northrop Grumman Corporation, as Guarantor, in favor of JP Morgan Chase Bank, as trustee, of certain debt securities issued by the former Northrop Grumman Space & Mission Systems Corp. (predecessor-in-interest to Northrop Grumman Systems Corporation) (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003, File No. 001-16411)

+10(e)
Northrop Grumman Corporation 1993 Stock Plan for Non-Employee Directors (as Amended and Restated January 1, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009, filed July 23, 2009, File No. 001-16411)

+10(f)
Amended and Restated 2011 Long-Term Incentive Stock Plan (as amended and restated effective as of May 20, 2015) (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed April 6, 2015, File No. 001-16411)

(i)
Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2011 Long-Term Incentive Stock Plan, Amended and Restated Effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2015, filed October 28, 2015, File No. 001-16411)

(ii)
Grant Certificate Specifying the Terms and Conditions Applicable to 2016 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2016 filed April 27, 2016)

(iii)
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

NORTHROP GRUMMAN CORPORATION

(vii)
Grant Certificate Specifying the Terms and Conditions Applicable to 2017 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017, filed April 26, 2017, File No. 001-16411)

(viii)
Grant Certificate Specifying the Terms and Conditions Applicable to 2017 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2017, filed April 26, 2017, File No. 001-16411)

(ix)
Grant Certificate Specifying the Terms and Conditions Applicable to 2017 Restricted Stock Rights Granted to Janis G. Pamiljans Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2017, filed July 26, 2017)

(x)
Grant Certificate Specifying the Terms and Conditions Applicable to 2018 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2018, filed April 25, 2018, File No. 001-16411)

(xi)
Grant Certificate Specifying the Terms and Conditions Applicable to 2018 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2018, filed April 25, 2018, File No. 001-16411)

(xii)
Grant Certificate Specifying the Terms and Conditions Applicable to Special 2018 Restricted Stock Rights Granted to Blake Larson Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2018, filed July 25, 2018, File No. 001-16411)

(xiii)
Modified Terms and Conditions Applicable to 2017 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 21, 2018, File No. 001-16411)

(xiv)
Modified Terms and Conditions Applicable to 2017 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed September 21, 2018, File No. 001-16411)

(xv)
Modified Terms and Conditions Applicable to 2018 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 21, 2018, File No. 001-16411)

(xvi)
Modified Terms and Conditions Applicable to 2018 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 21, 2018, File No. 001-16411)

(xvii)
Grant Certificate Specifying the Terms and Conditions Applicable to 2018 Restricted Stock Rights Granted to Mark Caylor Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10(g)(xvii) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

(xviii)
Grant Certificate Specifying the Terms and Conditions Applicable to 2019 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

(xix)
Grant Certificate Specifying the Terms and Conditions Applicable to 2019 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

+10(g)
Northrop Grumman 2011 Long-Term Incentive Stock Plan (As Amended Through December 4, 2014) (incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 2014, filed February 2, 2015, File No. 001-16411)

NORTHROP GRUMMAN CORPORATION

(i)
Summary of Non-Employee Director Award Terms Under the 2011 Long-Term Incentive Stock Plan effective December 21, 2011 (incorporated by reference to Exhibit 10(j)(ii) to Form 10-K for the year ended December 31, 2011, filed February 8, 2012, File No. 001-16411)

(ii)
Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2011 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2015 (incorporated by reference to Exhibit 10(h)(ii) to Form 10-K for the year ended December 31, 2014, filed February 2, 2015, File No. 001-16411)

+10(h)
Northrop Grumman Supplemental Plan 2 (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10(l) to Form 10-K for the year ended December 31, 2013, Filed February 3, 2014, File No. 001-16411)

(i)
Appendix B to the Northrop Grumman Supplemental Plan 2: ERISA Supplemental Program 2 (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10(l)(i) to Form 10-K for the year ended December 31, 2013, filed February 3, 2014, File No. 001-16411)

(ii)
Appendix G to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program (Amended and Restated Effective as of January 1, 2012) (incorporated by reference to Exhibit 10(k)(iv) to Form 10-K for the year ended December 31, 2011, filed February 8, 2012, File No. 001-16411)

(iii)
Appendix I to the Northrop Grumman Supplemental Plan 2: Officers Supplemental Executive Retirement Program II (Amended and Restated January 1, 2014) (incorporated by reference to Exhibit 10(k)(iv) to Form 10-K for the year ended December 31, 2015, filed February 1, 2016, File No. 001-16411)

(iv)
First Amendment to the Northrop Grumman Supplemental Plan 2, dated December 20, 2017 (Effective as of December 31, 2017) (incorporated by reference to Exhibit 10(j)(v) to Form 10-K for the year ended December 31, 2017, filed January 29, 2018, File No. 001-16411)

*(v)	First Amendment to Appendix F to the Northrop Grumman Supplemental Plan 2, CPC Supplemental Executive Retirement Program, effective December 30, 2019

+10(i)
Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) (Amended and Restated Effective January 1, 2014) (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 2013, filed February 3, 2014, File No. 001-16411)

+*10(j)	Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation (Amended and Restated Effective December 31, 2019)

+10(k)
Non-Employee Director Compensation Term Sheet, effective May 16, 2018 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2018, filed July 25, 2018, File No. 001-16411)

+10(l)
Non-Employee Director Compensation Term Sheet, effective May 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, filed July 24, 2019, File No. 001-16411)

+10(m)
Form of Indemnification Agreement between Northrop Grumman Corporation and its directors and executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012, filed April 25, 2012, File No. 001-16411)

+10(n)
Northrop Grumman Deferred Compensation Plan (Amended and Restated Effective as of April 1, 2016) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2016, filed April 27, 2016, File No. 001-16411)

NORTHROP GRUMMAN CORPORATION

+10(o)
The 2002 Incentive Compensation Plan of Northrop Grumman Corporation, As Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009, File No. 001-16411)

+10(p)
Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan (for Non-Section 162(m) Officers), as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2009, filed April 22, 2009, File No. 001-16411)

+10(q)
Northrop Grumman Innovation Systems Nonqualified Deferred Compensation Plan, as amended and restated January 1, 2019 (incorporated by reference to Exhibit 10(r) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

+10(r)
Orbital ATK, Inc. Executive Officer Incentive Plan (as of May 4, 2016) (incorporated by reference to Exhibit 10.1 to Orbital ATK, Inc. (now known as Northrop Grumman Innovation Systems, Inc.) Form 8-K filed May 5, 2016)

+*10(s)	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2020)

+10(t)
Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of January 1, 2019) (incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

+10(u)
Northrop Grumman Corporation Special Officer Retiree Medical Plan (Amended and Restated Effective October 1, 2018) (incorporated by reference to Exhibit 10(w) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

+10(v)
Northrop Grumman Innovation Systems Defined Benefit Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

*(i)	First Amendment to Northrop Grumman Innovation Systems Defined Benefit Supplemental Executive Retirement Plan, effective December 31, 2019

+10(w)
Northrop Grumman Innovation Systems Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10(y) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

+10(x)
Executive Basic Life Insurance and Accidental Death and Dismemberment Insurance Policy dated January 1, 2019 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

+10(y)
Executive Long-Term Disability Insurance Policy dated January 1, 2019 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

+10(z)
Executive Supplemental Individual Disability Insurance Plan dated June 30, 2014 (incorporated by reference to Exhibit 10(z) to Form 10-K for the year ended December 31, 2017, filed January 29, 2018, File No. 001-16411)

+10(aa)
Group Personal Excess Liability Policy dated February 14, 2019 and effective as of January 1, 2019 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

+10(bb)
Letter dated December 16, 2009 from Northrop Grumman Corporation to Wesley G. Bush regarding compensation effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2009, File No. 001-16411)

NORTHROP GRUMMAN CORPORATION

+10(cc)
Letter dated January 10, 2018 from Northrop Grumman Corporation to Blake Larson regarding compensation effective June 6, 2018 (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended June 30, 2018, filed July 25, 2018, File No. 001-16411)

+10(dd)
Consultant Agreement between Northrop Grumman Systems Corporation and Wesley G. Bush, dated July 31, 2019 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, filed October 24, 2019, File No. 001-16411)

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

*101
Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) the Cover Page, (ii) the Consolidated Statements of Earnings and Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

*	Filed with this Report

**	Furnished with this Report
Item 16. Form 10-K Summary
None.

NORTHROP GRUMMAN CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January 2020.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Michael A. Hardesty
Michael A. Hardesty
Corporate Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 29th day of January 2020, by the following persons and in the capacities indicated.

Signature	Title

Kathy J. Warden*	Chairman, Chief Executive Officer and President (Principal Executive Officer), and Director

Kenneth L. Bedingfield*	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Michael A. Hardesty	Corporate Vice President, Controller and Chief Accounting Officer

Marianne C. Brown*	Director

Donald E. Felsinger*	Director

Ann M. Fudge*	Director

Bruce S. Gordon*	Director

William H. Hernandez*	Director

Madeleine A. Kleiner*	Director

Karl J. Krapek*	Director

Gary Roughead*	Director

Thomas M. Schoewe*	Director

James S. Turley*	Director

Mark A. Welsh III*	Director

*By:	/s/ Jennifer C. McGarey
Jennifer C. McGarey
Corporate Vice President and Secretary
Attorney-in-Fact
pursuant to a power of attorney