Form 10-Q
period 2020-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2020-04-29
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
As of April 24, 2020, 166,702,730 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2020	2019
Sales
Product	$6,176	$5,728
Service	2,444	2,461
Total sales	8,620	8,189
Operating costs and expenses
Product	4,952	4,517
Service	1,946	1,976
General and administrative expenses	788	760
Operating income	934	936
Other (expense) income
Interest expense	(125)	(138)
FAS (non-service) pension benefit	302	200
Other, net	(58)	36
Earnings before income taxes	1,053	1,034
Federal and foreign income tax expense	185	171
Net earnings	$868	$863

Basic earnings per share	$5.18	$5.08
Weighted-average common shares outstanding, in millions	167.7	170.0
Diluted earnings per share	$5.15	$5.06
Weighted-average diluted shares outstanding, in millions	168.4	170.7

Net earnings (from above)	$868	$863
Other comprehensive loss
Change in unamortized prior service credit, net of tax	(10)	(11)
Change in cumulative translation adjustment and other, net	(9)	4
Other comprehensive loss, net of tax	(19)	(7)
Comprehensive income	$849	$856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$3,278	$2,245
Accounts receivable, net	2,136	1,326
Unbilled receivables, net	5,918	5,334
Inventoried costs, net	785	783
Prepaid expenses and other current assets	1,011	997
Total current assets	13,128	10,685
Property, plant and equipment, net of accumulated depreciation of $5,952 for 2020 and $5,850 for 2019	6,956	6,912
Operating lease right-of-use assets	1,469	1,511
Goodwill	18,698	18,708
Intangible assets, net	974	1,040
Deferred tax assets	355	508
Other non-current assets	1,623	1,725
Total assets	$43,203	$41,089

Liabilities
Trade accounts payable	$2,071	$2,226
Accrued employee compensation	1,472	1,865
Advance payments and billings in excess of costs incurred	2,027	2,237
Other current liabilities	4,607	3,106
Total current liabilities	10,177	9,434
Long-term debt, net of current portion of $1,790 for 2020 and $1,109 for 2019	14,299	12,770
Pension and other postretirement benefit plan liabilities	6,779	6,979
Operating lease liabilities	1,280	1,308
Other non-current liabilities	1,606	1,779
Total liabilities	34,141	32,270

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2020—167,099,297 and 2019—167,848,424	167	168
Paid-in capital	—	—
Retained earnings	9,011	8,748
Accumulated other comprehensive loss	(116)	(97)
Total shareholders’ equity	9,062	8,819
Total liabilities and shareholders’ equity	$43,203	$41,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2020	2019
Operating activities
Net earnings	$868	$863
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	297	302
Stock-based compensation	18	26
Deferred income taxes	156	33
Changes in assets and liabilities:
Accounts receivable, net	(810)	(718)
Unbilled receivables, net	(584)	(759)
Inventoried costs, net	(2)	(124)
Prepaid expenses and other assets	56	(23)
Accounts payable and other liabilities	(833)	(480)
Income taxes payable, net	10	140
Retiree benefits	(237)	(142)
Other, net	68	(31)
Net cash used in operating activities	(993)	(913)

Investing activities
Capital expenditures	(272)	(284)
Other, net	2	4
Net cash used in investing activities	(270)	(280)

Financing activities
Net proceeds from issuance of long-term debt	2,239	—
Payments to credit facilities	(7)	(20)
Net borrowings on commercial paper	744	814
Common stock repurchases	(344)	(60)
Cash dividends paid	(227)	(211)
Payments of employee taxes withheld from share-based awards	(63)	(61)
Other, net	(46)	—
Net cash provided by financing activities	2,296	462
Increase (decrease) in cash and cash equivalents	1,033	(731)
Cash and cash equivalents, beginning of year	2,245	1,579
Cash and cash equivalents, end of period	$3,278	$848
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2020	2019
Common stock
Beginning of period	$168	$171
Common stock repurchased	(1)	(1)
End of period	167	170
Paid-in capital
Beginning of period	—	—
End of period	—	—
Retained earnings
Beginning of period	8,748	8,068
Common stock repurchased	(348)	(62)
Net earnings	868	863
Dividends declared	(223)	(206)
Stock compensation	(45)	(35)
Other	11	—
End of period	9,011	8,628
Accumulated other comprehensive (loss) income
Beginning of period	(97)	(52)
Other comprehensive loss, net of tax	(19)	(7)
End of period	(116)	(59)
Total shareholders’ equity	$9,062	$8,739
Cash dividends declared per share	$1.32	$1.20
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
Effective January 1, 2020, the company reorganized its operating sectors to better align the company’s broad portfolio to serve its customers’ needs. The four new sectors, which also comprise our reportable segments, are Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s 2019 Annual Report on Form 10-K and the Form 8-K that we expect to file with the SEC immediately after filing this Form 10-Q, which recasts the disclosures in certain portions of the 2019 Annual Report on Form 10-K to reflect changes in the company’s reportable segments.
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
Revenue Recognition
The majority of our sales are derived from long-term contracts with the U.S. government for the production of goods, the provision of services, or a combination of both. We recognize revenue as control is transferred to the customer, either over time or at a point in time. As control is effectively transferred while we perform on our contracts, we generally recognize revenue over time using the cost-to-cost method (cost incurred relative to total cost estimated at completion) as the company believes this represents the most appropriate measurement towards satisfaction of our performance obligations. Revenue for contracts in which the control of goods produced does not transfer until delivery to the customer is recognized at a point in time (i.e., typically upon delivery).
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

NORTHROP GRUMMAN CORPORATION

We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis. Cumulative Estimate-at-Completion (EAC) adjustments represent the cumulative effect of the changes on current and prior periods; sales and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. If it is determined that a loss is expected to result on an individual performance obligation, the entire amount of the estimable future loss, including an allocation of general and administrative (G&A) costs, is charged against income in the period the loss is identified.
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended March 31
$ in millions, except per share data	2020	2019
Revenue	$136	$166
Operating income	124	138
Net earnings(1)	98	109
Diluted earnings per share(1)	0.58	0.64

(1)	Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No such adjustments were material to the financial statements during the three months ended March 31, 2020 and 2019.
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
Company backlog as of March 31, 2020 was $64.2 billion. We expect to recognize approximately 45 percent and 70 percent of our March 31, 2020 backlog as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three months ended March 31, 2020 and 2019 that was included in the contract liability balances at the beginning of each year was $781 million and $674 million, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

NORTHROP GRUMMAN CORPORATION

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	March 31, 2020	December 31, 2019
Unamortized prior service credit, net of tax expense of $13 for 2020 and $17 for 2019	$41	$51
Cumulative translation adjustment and other, net	(157)	(148)
Total accumulated other comprehensive loss	$(116)	$(97)

Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after March 31, 2020, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.7 million shares and 0.7 million shares for the three months ended March 31, 2020 and 2019, respectively.
Share Repurchases
On September 16, 2015, the company’s board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock (the “2015 Repurchase Program”). Repurchases under the 2015 Repurchase Program commenced in March 2016 and were completed in March 2020.
On December 4, 2018, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2018 Repurchase Program”). Repurchases under the 2018 Repurchase Program commenced in March 2020 upon the completion of the company’s 2015 Repurchase Program. As of March 31, 2020, repurchases under the 2018 Repurchase Program totaled $20 million; $2.98 billion remained under this share repurchase authorization. By its terms, the 2018 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Three Months Ended March 31
					2020	2019
September 16, 2015	$4,000	15.4	$260.33	March 2020	0.9	1.1
December 4, 2018	$3,000	0.1	306.22		0.1	—

(1)	Includes commissions paid.
Dividends on Common Stock
In May 2019, the company increased the quarterly common stock dividend 10 percent to $1.32 per share from the previous amount of $1.20 per share.

NORTHROP GRUMMAN CORPORATION

3.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2020	2019
Federal and foreign income tax expense	$185	$171
Effective income tax rate	17.6%	16.5%

The first quarter 2020 effective tax rate increased to 17.6 percent from 16.5 percent in the first quarter of 2019 primarily due to nondeductible losses on marketable securities and an increase in reserves for uncertain tax positions. These were partially offset by an increase in research credits, which totaled $41 million in the first quarter of 2020 and $31 million in the prior year period. Both periods benefited from $13 million of excess tax benefits for employee share-based compensation.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act includes certain changes to U.S. tax law that impact the company, including a technical correction to the 2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation. The CARES Act did not have a significant impact on the company’s first quarter 2020 effective tax rate.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs, and the 2017 Tax Act. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may decrease by up to $60 million. Since enactment of the 2017 Tax Act, the IRS and U.S. Treasury Department have issued and are expected to further issue interpretive guidance that impacts taxpayers. We will continue to evaluate such guidance as it is issued.
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
4.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	March 31, 2020			December 31, 2019
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets (Liabilities)
Marketable securities	$288	$4	$292	$364	$1	$365
Marketable securities valued using NAV			16			17
Total marketable securities	288	4	308	364	1	382
Derivatives	—	(3)	(3)	—	(3)	(3)

The notional value of the company’s foreign currency forward contracts at March 31, 2020 and December 31, 2019 was $85 million and $98 million, respectively. The portion of notional value designated as a cash flow hedge was $3 million and $7 million as of March 31, 2020 and December 31, 2019, respectively.

NORTHROP GRUMMAN CORPORATION

The derivative fair values and related unrealized gains/losses at March 31, 2020 and December 31, 2019 were not material. There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2020.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $17.5 billion and $15.1 billion as of March 31, 2020 and December 31, 2019, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The carrying value of long-term debt was $16.1 billion and $13.9 billion as of March 31, 2020 and December 31, 2019, respectively. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Unsecured Senior Notes
In March 2020, the company issued $2.25 billion of unsecured senior notes for general corporate purposes, including debt repayment and working capital, as follows:

•	$750 million of 4.40% senior notes due 2030 (the “2030 Notes”),

•	$500 million of 5.15% senior notes due 2040 (the “2040 Notes”) and

•	$1.0 billion of 5.25% senior notes due 2050 (the “2050 Notes”).
We refer to the 2030 Notes, the 2040 Notes and the 2050 Notes, together, as the “notes.” Interest on the notes is payable semi-annually in arrears. The notes are generally subject to redemption, in whole or in part, at the company’s discretion at any time, or from time to time, prior to maturity at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest.
5.    INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company’s lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney’s fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On February 16, 2018, both the company and the United States filed motions to dismiss many of the claims and counterclaims referenced above, in whole or in part. The United States also filed a motion seeking to amend its answer and counterclaim, including to reduce its counterclaim to approximately $193 million, which the court granted on June 11, 2018. On October 17, 2018, the court granted in part and denied in part the parties’ motions to dismiss. On February 3, 2020, the parties commenced what was expected to be a seven-week trial. The first four weeks of trial have concluded, but the court postponed the remaining three weeks until May 2020 as a result of COVID-19-related concerns. Although the ultimate outcome of these matters (“the FSS matters,” collectively), including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends vigorously to pursue and defend the FSS matters.

NORTHROP GRUMMAN CORPORATION

On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $22 million as of March 31, 2020), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $17 million as of March 31, 2020) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $4 million as of March 31, 2020). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $34 million as of March 31, 2020), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. In a decision dated November 13, 2018, the trial court ruled in ECT’s favor on one of its claims against Solystic, and awarded damages of R$41 million (the equivalent of approximately $8 million as of March 31, 2020) against Solystic and its consortium partners, with that amount to be adjusted for inflation and interest from November 2004 through any appeal, in accordance with the Manual of Calculations of the Federal Justice, as well as attorneys’ fees. On March 22, 2019, ECT appealed the trial court’s decision to the intermediate court of appeals. Solystic filed its appeal on April 11, 2019. The parties are assessing whether there is a possible path for a negotiated resolution of the dispute.
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, we have worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. We have incurred, and expect to continue to incur, as included in Note 6, substantial remediation costs related to these environmental conditions. The remediation standards or requirements to which we are subject are being reconsidered and may change and costs may increase materially. As discussed in Note 6, the State of New York issued a Feasibility Study and an Amended Record of Decision, seeking to impose additional remedial requirements. The company is engaged in discussions with the State of New York and certain other potentially responsible parties. The State of New York has said that, among other things, it is also evaluating potential natural resource damages. In addition, we are a party to various, and expect to become a party to additional, legal proceedings and disputes related to remediation, costs, allowability and/or alleged environmental impacts in Bethpage, including with federal and state entities, the Navy, local municipalities and water districts, and insurance carriers, as well as class action and individual plaintiffs alleging personal injury and property damage and seeking both monetary and non-monetary relief. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages (including natural resource damages), determinations on allocation, allowability and coverage, and non-monetary relief. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2020, or its annual results of operations and/or cash flows.
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as

NORTHROP GRUMMAN CORPORATION

well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2020, or its annual results of operations and/or cash flows.
Recently, the U.S. government has raised questions about an interest rate assumption used by the company to determine our CAS pension cost in previous years. We are currently engaging with the government to address their questions. Although we believe our pension-related assumptions are appropriate, the sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of this matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of March 31, 2020 and December 31, 2019:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
March 31, 2020	$533	$448	$439
December 31, 2019	531	448	436
(1) As of March 31, 2020, $163 million is recorded in Other current liabilities and $370 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of March 31, 2020, $131 million is deferred in Prepaid expenses and other current assets and $308 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2020, or its annual results of operations and/or cash flows. With respect to Bethpage, the State of New York issued a Feasibility Study and an Amended Record of Decision, proposing to impose additional remedial requirements. The company is engaged in discussions with the State of New York and other potentially responsible parties. As discussed in Note 5, the remediation standards or requirements to which we are subject are being reconsidered and may change and costs may increase materially.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2020, there were $469 million of stand-by letters of credit and guarantees and $182 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At March 31, 2020, there were $744 million of outstanding short-term commercial paper borrowings at a weighted-average interest rate of 1.88 percent that have original maturities of three months or less from the date of issuance. The outstanding balance of commercial paper borrowings is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”) that matures in August 2024 and is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for

NORTHROP GRUMMAN CORPORATION

borrowing under the 2018 Credit Agreement. At March 31, 2020, there was no balance outstanding under this facility.
In December 2016, a subsidiary of the company entered into a two-year credit facility, with two additional one-year option periods, in an aggregate principal amount of £120 million (the equivalent of approximately $149 million as of March 31, 2020) (the “2016 Credit Agreement”). The company exercised the second option to extend the maturity to December 2020. The 2016 Credit Agreement is guaranteed by the company. At March 31, 2020, there was £55 million (the equivalent of approximately $68 million) outstanding under this facility, which bears interest at a rate of LIBOR plus 1.10 percent. All of the borrowings outstanding under this facility are recorded in Other current liabilities in the unaudited condensed consolidated statement of financial position.
At March 31, 2020, the company was in compliance with all covenants under its credit agreements.
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		OPB
$ in millions	2020	2019	2020	2019
Components of net periodic benefit cost (benefit)
Service cost	$102	$92	$4	$4
Interest cost	307	340	17	20
Expected return on plan assets	(594)	(525)	(26)	(23)
Amortization of prior service credit	(15)	(15)	1	(1)
Net periodic benefit cost (benefit)	$(200)	$(108)	$(4)	$—

Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended March 31
$ in millions	2020	2019
Defined benefit pension plans	$20	$23
OPB plans	12	12
Defined contribution plans	256	191

8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Three Months Ended March 31
in millions	2020	2019
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.2
Grant date aggregate fair value	$87	$91

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

NORTHROP GRUMMAN CORPORATION

Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Three Months Ended March 31
$ in millions	2020	2019
Minimum aggregate payout amount	$31	$36
Maximum aggregate payout amount	175	203

CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of financial metrics over a three-year period.
9.    SEGMENT INFORMATION
Effective January 1, 2020, the company reorganized its operating sectors to better align the company’s broad portfolio to serve its customers’ needs. The four new sectors, which also comprise our reportable segments, are Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2020	2019
Sales
Aeronautics Systems	$2,843	$2,818
Defense Systems	1,881	1,768
Mission Systems	2,347	2,210
Space Systems	1,948	1,801
Intersegment eliminations	(399)	(408)
Total sales	8,620	8,189
Operating income
Aeronautics Systems	259	308
Defense Systems	196	202
Mission Systems	348	319
Space Systems	199	188
Intersegment eliminations	(49)	(50)
Total segment operating income	953	967
Net FAS (service)/CAS pension adjustment	105	108
Unallocated corporate expense	(124)	(139)
Total operating income	$934	$936

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
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended March 31
	2020		2019
$ in millions	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,361	83%	$2,334	83%
International(2)	444	16%	435	15%
Other customers	12	—%	25	1%
Intersegment sales	26	1%	24	1%
Aeronautics Systems sales	2,843	100%	2,818	100%
Defense Systems
U.S. government(1)	1,259	67%	1,141	65%
International(2)	340	18%	363	21%
Other customers	111	6%	97	5%
Intersegment sales	171	9%	167	9%
Defense Systems sales	1,881	100%	1,768	100%
Mission Systems
U.S. government(1)	1,671	71%	1,613	73%
International(2)	483	21%	376	17%
Other customers	17	1%	24	1%
Intersegment sales	176	7%	197	9%
Mission Systems sales	2,347	100%	2,210	100%
Space Systems
U.S. government(1)	1,803	93%	1,669	93%
International(2)	68	3%	43	2%
Other customers	51	3%	69	4%
Intersegment sales	26	1%	20	1%
Space Systems sales	1,948	100%	1,801	100%
Total
U.S. government(1)	7,094	83%	6,757	83%
International(2)	1,335	15%	1,217	15%
Other customers	191	2%	215	2%
Total Sales	$8,620	100%	$8,189	100%

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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended March 31
	2020		2019
$ in millions	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,343	48%	$1,312	47%
Fixed-price	1,474	52%	1,482	53%
Intersegment sales	26		24
Aeronautics Systems sales	2,843		2,818
Defense Systems
Cost-type	628	37%	623	39%
Fixed-price	1,082	63%	978	61%
Intersegment sales	171		167
Defense Systems sales	1,881		1,768
Mission Systems
Cost-type	846	39%	835	41%
Fixed-price	1,325	61%	1,178	59%
Intersegment sales	176		197
Mission Systems sales	2,347		2,210
Space Systems
Cost-type	1,398	73%	1,306	73%
Fixed-price	524	27%	475	27%
Intersegment sales	26		20
Space Systems sales	1,948		1,801
Total
Cost-type	4,215	49%	4,076	50%
Fixed-price	4,405	51%	4,113	50%
Total Sales	$8,620		$8,189

(1)	Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended March 31
	2020		2019
$ in millions	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,373	84%	$2,359	85%
Asia/Pacific	207	8%	233	8%
All other(1)	237	8%	202	7%
Intersegment sales	26		24
Aeronautics Systems sales	2,843		2,818
Defense Systems
United States	1,370	80%	1,238	77%
Asia/Pacific	82	5%	88	6%
All other(1)	258	15%	275	17%
Intersegment sales	171		167
Defense Systems sales	1,881		1,768
Mission Systems
United States	1,688	78%	1,637	81%
Asia/Pacific	176	8%	135	7%
All other(1)	307	14%	241	12%
Intersegment sales	176		197
Mission Systems sales	2,347		2,210
Space Systems
United States	1,854	97%	1,738	98%
Asia/Pacific	5	—%	12	—%
All other(1)	63	3%	31	2%
Intersegment sales	26		20
Space Systems sales	1,948		1,801
Total
United States	7,285	85%	6,972	85%
Asia/Pacific	470	5%	468	6%
All other(1)	865	10%	749	9%
Total Sales	$8,620		$8,189

(1)	All other is principally comprised of Europe and the Middle East.

(2)	Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of March 31, 2020, and the related condensed consolidated statements of earnings and comprehensive income, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2019, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2020, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph regarding the Company’s change in its method of accounting for leases in 2019 due to the adoption of ASC 842, Leases. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2019, is fairly stated, in all material respects, in relation to the audited consolidated statement of financial position from which it has been derived.
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
April 28, 2020

NORTHROP GRUMMAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global aerospace and defense company. We use our broad portfolio of capabilities and technologies to create and deliver innovative platforms, systems and solutions in space; manned and autonomous airborne systems, including strike; hypersonics; cyber; command, control, communications and computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics and modernization. We participate in many high-priority defense and government programs in the United States (U.S.) and abroad. We conduct most of our business with the U.S. government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state and local governments, as well as commercial customers.
The following discussion should be read along with the financial statements included in this Form 10-Q, as well as our 2019 Annual Report on Form 10-K and the Form 8-K that we expect to file with the SEC immediately after filing this Form 10-Q, which recasts the disclosures in certain portions of the 2019 Annual Report on Form 10-K to reflect changes in the company’s reportable segments. These documents provide additional information on our business and the environment in which we operate and our operating results.
COVID-19
Coronavirus disease 2019 (“COVID-19”) was first reported in late 2019 and has since dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility. In March 2020, the World Health Organization characterized COVID-19 as a global pandemic, and the President declared a national emergency concerning the COVID-19 outbreak. The company’s leadership and Crisis Management Teams have closely monitored the developments, including the impact on our company, our employees, our customers, our suppliers and our communities. They have considered guidance from the Centers for Disease Control (CDC), other health organizations, governments and our customers. We have taken, and continue to take, actions to help protect the health, safety and well-being of our employees, to support our suppliers and local communities, and to continue to serve our customers. Our goals have been to lessen the immediate potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Among other actions, we have required employees to work from home or remotely where practicable, and expanded IT and communication support to enhance their productivity; adjusted work spaces and shift schedules to facilitate social distancing for those who continue to work in our facilities; implemented visitor protocols and enhanced cleaning and disinfecting procedures at our facilities; worked to procure and distribute personal protective equipment (“PPE”); restricted travel; provided additional paid time off for those most at risk; and contributed financial and manufacturing resources to supporting critical national requirements, such as for PPE. Along with the Northrop Grumman Foundation, we have provided grants for global, national and local organizations that support frontline healthcare workers, address food insecurity, advance efforts for vaccines, increase student access to technology and provide support to vulnerable populations; donated PPE items to emergency response teams and healthcare professionals, including N95 masks and Tyvek suits; and established a COVID-19 relief matching gift program for employees.
As a result of COVID-19, many state and local jurisdictions have implemented mandatory stay-at-home or shelter-in-place orders. To date, most of those orders have exempted some or all of the defense industrial base, including Northrop Grumman and many of our suppliers, as part of the essential or critical infrastructure. Our facilities have largely remained open and many of our employees who cannot work remotely are continuing to come to work and support our customers’ national security and mission-essential operations. Even though we have been able to continue many of our operations, we have experienced and expect to continue to experience certain increasing costs to maintain our operations and reductions in productivity, including as a result of actions to protect health; because of illness, quarantines, and absenteeism; as a result of government actions; and because of disruption and stress among our suppliers and customers. We continue to monitor this situation closely and cannot predict how it will change. Our customers have generally continued to make timely payments, and we are working with them to consider the possibility of additional cost recoveries. Again, however, our customers are facing tremendous demands and we cannot predict how this may change and how they will continue to allocate resources.
Financial impacts related to COVID-19, including our actions and costs in response to the pandemic, were not material to the company’s first quarter 2020 financial position, results of operations or cash flows. Going forward, we currently expect the COVID–19 crisis to result in a reduction to 2020 revenue and operating margins in portions of our business driven primarily by supplier disruption, changes in employee productivity, and related program delays or challenges. Our employees, suppliers and customers, the company and our global community are facing

NORTHROP GRUMMAN CORPORATION

tremendous challenges and we cannot predict how this dynamic situation will evolve or the impact it will have. For further information on the potential impact to the company of COVID-19, see “Risk Factors”.
U.S. Political and Economic Environment
Since the filing of our 2019 Annual Report on Form 10-K, the President released his budget request for fiscal year 2021 (FY21) on February 10, 2020. The FY21 budget request includes $746 billion for national security, which will be the subject of debate in Congress. The FY21 budget request addresses various capabilities highlighted in the U.S. National Security Strategy, the National Defense Strategy and the Missile Defense Review. We believe our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, survivable aircraft and cyber will continue to allow for long-term profitable growth in our business in support of our customers’ needs. Congress has enacted emergency COVID-19 relief bills addressing certain impacts of the pandemic.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended March 31%
$ in millions, except per share amounts	2020	2019	Change
Sales	$8,620	$8,189	5%
Operating costs and expenses	7,686	7,253	6%
Operating costs and expenses as a % of sales	89.2%	88.6%
Operating income	934	936	—%
Operating margin rate	10.8%	11.4%
Federal and foreign income tax expense	185	171	8%
Effective income tax rate	17.6%	16.5%
Net earnings	868	863	1%
Diluted earnings per share	$5.15	$5.06	2%
Sales
First quarter 2020 sales increased $431 million, or 5 percent, due to higher sales at all four sectors.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
First quarter 2020 operating income was comparable to the prior year period. First quarter 2020 operating margin rate declined to 10.8 percent reflecting lower segment operating margins at Aeronautics Systems and Defense Systems, partially offset by a decrease in unallocated corporate expense.
First quarter 2020 general and administrative (G&A) costs as a percentage of sales decreased to 9.1 percent from 9.3 percent primarily due to cost management and higher sales.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
The first quarter 2020 effective tax rate increased to 17.6 percent from 16.5 percent in the first quarter of 2019 primarily due to nondeductible losses on marketable securities and an increase in reserves for uncertain tax positions. These were partially offset by an increase in research credits. See Note 3 to the financial statements for additional information.
Net Earnings
First quarter 2020 net earnings were comparable to the prior year period and include a $102 million increase in our FAS (non-service) pension benefit, partially offset by a $94 million decrease in Other, net as a result of lower returns on marketable securities related to our non-qualified benefit plans.

NORTHROP GRUMMAN CORPORATION

Diluted Earnings Per Share
First quarter 2020 diluted earnings per share increased 2 percent, reflecting a 1 percent increase in net earnings and a 1 percent reduction in weighted-average diluted shares outstanding.
SEGMENT OPERATING RESULTS
Basis of Presentation
Effective January 1, 2020, the company reorganized its operating sectors to better align the company’s broad portfolio to serve its customers’ needs. The four new sectors, which also comprise our reportable segments, are Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. This realignment is reflected in the accompanying financial information.
We present our sectors in the following business areas, which are reported in a manner reflecting core capabilities:

Aeronautics Systems	Defense Systems	Mission Systems	Space Systems
Autonomous Systems	Battle Management & Missile Systems	Airborne Sensors & Networks	Launch & Strategic Missiles
Manned Aircraft	Mission Readiness	Cyber & Intelligence Mission Solutions	Space
Maritime/Land Systems & Sensors
Navigation, Targeting & Survivability
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

NORTHROP GRUMMAN CORPORATION

Segment Operating Income and Margin Rate
Segment operating income, as reconciled in the table below, and segment operating margin rate (segment operating income divided by sales) are non-GAAP (accounting principles generally accepted in the United States of America) measures that reflect total earnings from our four segments, including allocated pension expense we have recognized under the Federal Acquisition Regulation (FAR) and the related U.S. Government Cost Accounting Standards (CAS), and excluding FAS pension expense and unallocated corporate items (certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or FAR, and costs not considered part of management’s evaluation of segment operating performance). These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the financial performance and operational trends of our sectors. These measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as alternatives to operating results presented in accordance with GAAP.

	Three Months Ended March 31%
$ in millions	2020	2019	Change
Segment operating income	$953	$967	(1)%
Segment operating margin rate	11.1%	11.8%
CAS pension expense	207	200	4%
Less: FAS (service) pension expense	(102)	(92)	11%
Net FAS (service)/CAS pension adjustment	105	108	(3)%
Intangible asset amortization and PP&E step-up depreciation	(82)	(96)	(15)%
Other unallocated corporate expense	(42)	(43)	(2)%
Unallocated corporate expense	(124)	(139)	(11)%
Operating income	$934	$936	—%
First quarter 2020 segment operating income decreased $14 million, or 1 percent, and reflects lower segment operating income at Aeronautics Systems, partially offset by higher segment operating income at Mission Systems and Space Systems. Segment operating margin rate decreased to 11.1 percent primarily due to lower segment operating margins at Aeronautics Systems and Defense Systems.
Net FAS (service)/CAS Pension Adjustment
The first quarter 2020 net FAS (service)/CAS pension adjustment is comparable to the prior year period and reflects changes in actuarial assumptions as of December 31, 2019.
Unallocated Corporate (Expense) Income
The decrease in first quarter 2020 unallocated corporate expense is primarily due to $14 million of lower intangible asset amortization and PP&E step-up depreciation.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended March 31
$ in millions	2020	2019
Favorable EAC adjustments	$276	$235
Unfavorable EAC adjustments	(152)	(97)
Net EAC adjustments	$124	$138

NORTHROP GRUMMAN CORPORATION

Net EAC adjustments by segment are presented in the table below:

	Three Months Ended March 31
$ in millions	2020	2019
Aeronautics Systems	$12	$51
Defense Systems	22	32
Mission Systems	79	35
Space Systems	12	21
Eliminations	(1)	(1)
Net EAC adjustments	$124	$138
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AERONAUTICS SYSTEMS	Three Months Ended March 31%
$ in millions	2020	2019	Change
Sales	$2,843	$2,818	1%
Operating income	259	308	(16)%
Operating margin rate	9.1%	10.9%
Sales
First quarter 2020 sales increased $25 million, or 1 percent, due to higher sales in both Autonomous Systems and Manned Aircraft. Higher volume on restricted programs and Global Hawk were partially offset by lower volume on the B-2 Defensive Management System Modernization program and NATO AGS, which are both nearing completion.
Operating Income
First quarter 2020 operating income decreased $49 million, or 16 percent, principally due to a lower operating margin rate. Operating margin rate decreased to 9.1 percent from 10.9 percent, due to lower net EAC adjustments at Autonomous Systems as well as the timing of F-35 risk retirements and contract mix at Manned Aircraft.

DEFENSE SYSTEMS	Three Months Ended March 31%
$ in millions	2020	2019	Change
Sales	$1,881	$1,768	6%
Operating income	196	202	(3)%
Operating margin rate	10.4%	11.4%
Sales
First quarter 2020 sales increased $113 million or 6 percent, due to higher sales in both Battle Management & Missile Systems and Mission Readiness. Battle Management & Missile Systems sales increased primarily due to higher volume on the Guided Multiple Launch Rocket System (GMLRS), Advanced Anti-Radiation Guided Missile (AARGM) program and other missile products. Mission Readiness sales increased principally due to higher volume on an international training program and the Special Electronic Mission Aircraft program.
Operating Income
First quarter 2020 operating income decreased $6 million, or 3 percent, primarily due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 10.4 percent from 11.4 percent primarily due to favorable adjustments on certain small caliber ammunition programs in the first quarter of 2019.

NORTHROP GRUMMAN CORPORATION

MISSION SYSTEMS	Three Months Ended March 31%
$ in millions	2020	2019	Change
Sales	$2,347	$2,210	6%
Operating income	348	319	9%
Operating margin rate	14.8%	14.4%
Sales
First quarter 2020 sales increased $137 million, or 6 percent, primarily due to higher volume on Airborne Sensors & Networks and Maritime/Land Systems & Sensors programs. Airborne Sensors & Networks sales increased principally due to higher airborne radar volume, including on the F-35 and SABR programs. Maritime/Land Systems & Sensors sales increased primarily due to higher volume on marine systems and restricted programs.
Operating Income
First quarter 2020 operating income increased $29 million, or 9 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 14.8 percent from 14.4 percent primarily due to improved performance on Airborne Sensors & Networks programs, partially offset by changes in contract mix at Maritime/Land Systems & Sensors and the timing of risk retirements at Navigation, Targeting & Survivability.

SPACE SYSTEMS	Three Months Ended March 31%
$ in millions	2020	2019	Change
Sales	$1,948	$1,801	8%
Operating income	199	188	6%
Operating margin rate	10.2%	10.4%
Sales
First quarter 2020 sales increased $147 million, or 8 percent, primarily due to higher sales in Space, partially offset by lower sales in Launch & Strategic Missiles. Space sales were driven by higher volume on restricted programs, Next Generation Overhead Persistent Infrared Radar (Next Gen OPIR) and the Arctic Satellite Broadband Mission (ASBM) program. Launch & Strategic Missiles sales reflect lower volume on the Ground-based Midcourse Defense (GMD) program and Space Launch System (SLS) Booster, partially offset by higher volume on hypersonic programs and the Ground Based Strategic Deterrent (GBSD) Technology Maturation Risk Reduction (TMRR) program.
Operating Income
First quarter 2020 operating income increased $11 million, or 6 percent, primarily due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 10.2 percent from 10.4 percent principally due to the timing of favorable negotiations on certain commercial contracts recognized in the first quarter of 2019.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2020		2019
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,409	$2,202	$2,405	$2,144
Service	408	359	389	344
Intersegment eliminations	26	23	24	22
Total Aeronautics Systems	2,843	2,584	2,818	2,510
Defense Systems
Product	770	705	621	558
Service	940	827	980	859
Intersegment eliminations	171	153	167	149
Total Defense Systems	1,881	1,685	1,768	1,566
Mission Systems
Product	1,508	1,277	1,382	1,163
Service	663	572	631	559
Intersegment eliminations	176	150	197	169
Total Mission Systems	2,347	1,999	2,210	1,891
Space Systems
Product	1,489	1,327	1,320	1,169
Service	433	398	461	426
Intersegment eliminations	26	24	20	18
Total Space Systems	1,948	1,749	1,801	1,613
Segment Totals
Total Product	$6,176	$5,511	$5,728	$5,034
Total Service	2,444	2,156	2,461	2,188
Total Segment(1)	$8,620	$7,667	$8,189	$7,222

(1)	A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
First quarter 2020 product sales increased $448 million, or 8 percent. The increase was primarily due to higher volume on restricted and Next Gen OPIR programs at Space Systems, higher sales on missile products at Defense Systems and higher airborne radar and F-35 volume at Mission Systems.
First quarter 2020 product costs increased $477 million, or 9 percent, consistent with the higher product sales described above and principally reflects a lower product margin at Aeronautics Systems due to lower net favorable EAC adjustments.
Service Sales and Costs
First quarter 2020 service sales decreased $17 million, or 1 percent, due to lower service sales at Defense Systems and Space Systems, partially offset by higher service sales at Mission Systems.
First quarter 2020 service costs decreased $32 million, or 1 percent, consistent with the lower service sales described above and reflects higher service margin rates at Mission Systems.

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
Backlog consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2020
Aeronautics Systems	$11,642	$13,544	$25,186	$26,021	(3)%
Defense Systems	6,462	1,719	8,181	8,481	(4)%
Mission Systems	9,336	4,840	14,176	14,226	—%
Space Systems	5,082	11,542	16,624	16,112	3%
Total backlog	$32,522	$31,645	$64,167	$64,840	(1)%
New Awards
First quarter 2020 net awards totaled $7.9 billion and backlog totaled $64.2 billion. Significant first quarter new awards include restricted competitive prime space contracts totaling multiple billions of dollars in the aggregate; $339 million for the Scalable Agile Beam Radar (SABR) program, $281 million for the Triton program, $165 million for the Advanced Anti-Radiation Guided Missile (AARGM) program and $160 million for the Ground-based Midcourse Defense (GMD) program.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure efficient conversion of operating income into cash and to increase shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash used in operating activities and free cash flow, a non-GAAP measure described in more detail below.
At March 31, 2020, we had $3.3 billion in cash and cash equivalents. In March 2020, we issued $2.25 billion of unsecured senior notes to help preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic. We intend to use those proceeds for general corporate purposes, which may include debt repayment and working capital. In April 2020, we entered into a one-year $500 million uncommitted credit facility to provide an additional source of potential financing.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. In addition, the U.S. Department of Defense (DoD) has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and work performed on relevant contracts. We expect both of these actions should help to mitigate COVID-19 related negative impacts to our operating cash flows for the remainder of the year.
Cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.

NORTHROP GRUMMAN CORPORATION

Operating Cash Flow
The table below summarizes key components of cash flow used in operating activities:

	Three Months Ended March 31%
$ in millions	2020	2019	Change
Net earnings	$868	$863	1%
Non-cash items(1)	471	361	30%
Changes in assets and liabilities:
Trade working capital	(2,163)	(1,964)	10%
Retiree benefits	(237)	(142)	67%
Other, net	68	(31)	NM
Net cash used in operating activities	$(993)	$(913)	(9)%

(1)	Includes depreciation and amortization, non-cash lease expense, stock based compensation expense and deferred income taxes.
First quarter 2020 cash used in operating activities increased $80 million principally due to the timing of trade working capital. The net use of cash during the first quarter is consistent with the company’s historical timing of operating cash flows, which are generally more heavily weighted toward the second half of the year.
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
The table below reconciles net cash used in operating activities to free cash flow:

	Three Months Ended March 31%
$ in millions	2020	2019	Change
Net cash used in operating activities	$(993)	$(913)	(9)%
Less: capital expenditures	(272)	(284)	(4)%
Free cash flow	$(1,265)	$(1,197)	(6)%
First quarter 2020 free cash flow decreased $68 million principally due to the increase in net cash used in operating activities.
Investing Cash Flow
First quarter 2020 net cash used in investing activities decreased to $270 million from $280 million principally due to lower capital expenditures.
Financing Cash Flow
First quarter 2020 net cash provided by financing activities increased to $2.3 billion from $462 million principally due to $2.2 billion of net proceeds from the issuance of long-term debt in the first quarter of 2020, partially offset by share repurchases in the quarter.
Credit Facilities, Commercial Paper and Financial Arrangements - See Note 6 to the financial statements for further information on our credit facilities, commercial paper and our use of standby letters of credit and guarantees.
Share Repurchases - See Note 2 to the financial statements for further information on our share repurchase programs.
Long-term Debt - See Note 4 to the financial statements for further information.

NORTHROP GRUMMAN CORPORATION

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates or judgments from those discussed in our 2019 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
See Note 1 to our financial statements for further information on accounting standards updates.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K, this Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (SEC). These risks and uncertainties are amplified by the global COVID-19 pandemic, which has caused and will continue to cause significant challenges, instability and uncertainty. They include:

•
the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for worker absenteeism, facility closures, work slowdowns or stoppages, supply chain disruptions, program delays, our ability to recover costs under contracts, changing government funding and acquisition priorities and processes, changing government payment rules and practices, and potential impacts on access to capital, the markets and the fair value of our assets;

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

•	environmental matters, including unforeseen environmental costs and government and third party claims

NORTHROP GRUMMAN CORPORATION

•	natural disasters

•	health epidemics, pandemics and similar outbreaks, including the global COVID-19 pandemic

•	the adequacy and availability of our insurance coverage, customer indemnifications or other liability protections

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
CONTRACTUAL OBLIGATIONS
Other than the debt issuance, including associated interest, described in Note 4 of Part I, Item 1, there have been no material changes to our contractual obligations from those discussed in our 2019 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2019 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2020, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2020, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Notes 5 and 6 to the financial statements.
We are a party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief or actions; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. For additional information on pending matters, please see Notes 5 and 6 to the financial statements, and for further information on the risks we face from existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please see “Risk Factors” in our 2019 Annual Report on Form 10-K.
Environmental Matters Involving Potential Monetary Damages in Excess of $100,000
The following environmental matter is reported pursuant to SEC Regulation S-K Item 103 because it involves potential monetary damages in excess of $100,000. In June 2016, the U.S. Environmental Protection Agency (EPA) conducted an environmental inspection at the Allegheny Ballistics Laboratory in Rocket Center, WV, which was then and is now operated by Alliant Techsystems Operations LLC (“ATO”). ATO became an indirect subsidiary of the Company approximately 2 years later, in June 2018. On March 3, 2020, EPA notified ATO of a proposed penalty for alleged noncompliance with certain air emission, water discharge and waste management permitting and regulatory requirements. EPA proposed a civil penalty totaling $497,635 and certain non-monetary actions. The Company disputes the allegations and is in discussions with the government.
Item 1A. Risk Factors
The following updates and supplements the risk factors described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K, as updated by the Current Report on Form 8-K filed on March 19, 2020. It should be read in conjunction with the risk factors in the 2019 Annual Report on Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2019 Form 10-K which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 Form 10-K, and the risk factor disclosure in the 2019 Form 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the updated risk factor set forth below. Except as otherwise described herein, there have been no other material changes from the risk factors previously disclosed in the 2019 Form 10-K.

•
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of coronavirus disease 2019 (“COVID-19”). Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility of an unprecedented nature. Although we have, to date, managed to continue most of our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows. (For further information relating to our company’s experience to date, and certain steps taken to approach the risks presented by the COVID-19 pandemic, see Management’s Discussion and Analysis of Financial Condition and Results of Operations).
If significant portions of our workforce are unable to work effectively, including because of illness, quarantines or absenteeism; steps the company has taken to protect health and challenges with additional steps (such as securing personal protective equipment and testing); government actions; facility closures; work slowdowns or stoppages; limited supplies or resources; or other circumstances related to COVID-19, our operations will be further impacted. We may be unable to perform fully on our contracts and we may incur liabilities and suffer losses as a result. In addition, we will continue to incur additional costs as a result of the COVID-19 outbreak, including to protect the well-being of our employees, which will likely not be fully recoverable. The continued spread of COVID-19 may

NORTHROP GRUMMAN CORPORATION

also affect our ability to hire, develop and retain our talented and diverse workforce, and to maintain our corporate culture.
The continued spread of COVID-19, including the global pandemic and the economic impact, are likely also to cause further disruption in our supply chain. If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism or government orders), access to necessary components and supplies, access to capital, and access to fundamental support services (such as shipping and transportation), they may be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We may incur additional costs and delays in our business, including as a result of higher prices, schedule delays or the need to identify and develop alternative suppliers, and we may need to provide additional resources to support our suppliers or otherwise continue performance under our contracts. In some instances, we may be unable to do that, incurring additional liabilities under our current contracts and hampering new ones.
The global COVID-19 crisis is putting extraordinary pressures on the U.S. government and governments around the world. It could cause delays or limits in the ability of the government and other customers to perform, including making timely payments and awards to us, negotiating contracts and agreeing appropriate costs for recovery, performing quality inspections, supporting testing, accepting delivery, approving security clearances (for individuals and facilities), and providing necessary personnel, equipment and facilities. In addition, as a result of the COVID-19 crisis, there may be changes in our customers’ priorities and practices, as our customers in both the United States and globally confront competing budget priorities and more limited resources. These changes may impact current and future programs, government payments and other practices, procurements, and funding decisions.
While we have significant sources of cash and liquidity and access to committed and uncommitted credit lines, a prolonged period of generating lower cash from operations could adversely affect both our financial condition and the achievement of our strategic objectives. Additionally, there can be no assurance that we will not face credit rating downgrades, and such downgrades could adversely affect our cost of funds, liquidity and access to capital markets. The current market volatility will likely also impact investment performance and our expected asset valuations and returns, which can materially impact the calculation of long-term liabilities such as our pension obligations.
We continue to work with our stakeholders (including customers, employees, suppliers and local communities) in an effort to address responsibly this global pandemic. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take certain actions in an effort to mitigate various adverse consequences.
We expect that the longer the COVID-19 pandemic, including its economic disruption, continues, the greater the adverse impact on our business operations, financial performance and results of operations will be. Given the tremendous uncertainties and variables, we cannot at this time predict the impact of the global COVID-19 pandemic, but it could have a material adverse impact on our business, financial position, results of operations and/or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the first quarter of 2020:

Period	Number of Shares Purchased	Average Price Paid per Share(1)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
January 1, 2020 - January 24, 2020	204,200	$374.96	204,200	$3,253
January 25, 2020 - February 21, 2020	207,300	369.78	207,300	3,176
February 22, 2020 - March 27, 2020	625,975	313.11	625,975	2,980
Total	1,037,475	$336.61	1,037,475	$2,980

(1)	Includes commissions paid.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in

NORTHROP GRUMMAN CORPORATION

the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
See Note 2 to the financial statements for further information on our share repurchase programs.

NORTHROP GRUMMAN CORPORATION

Item 6. Exhibits

2.1
Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 30, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 4, 2011, File No. 001-16411)

2.2
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 4, 2011, File No. 001-16411)

2.3
Agreement and Plan of Merger, dated as of September 17, 2017, among Northrop Grumman Corporation, Neptune Merger, Inc. and Orbital ATK, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 18, 2017)

2.4
Transaction Agreement, dated as of April 28, 2014, among Alliant Techsystems Inc., Vista Spinco Inc., Vista Merger Sub Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 2.1 to Alliant Techsystems Inc. (now known as Northrop Grumman Innovation Systems, Inc.) Form 8-K filed May 2, 2014)

4.1
Ninth Supplemental Indenture, dated as of March 23, 3030, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase, Trustee, to Indenture dated as of November 21, 2001 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020, File No. 001-16411)

4.2	Form of 4.400% Senior Note due 2030 (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 24, 2020, File No. 001-16411)

4.3	Form of 5.150% Senior Note due 2040 (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 24, 2020, File No. 001-16411)

4.4	Form of 5.250% Senior Note due 2050 (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 24, 2020, File No. 001-16411)

+*10.1	Grant Certificate Specifying the Terms and Conditions Applicable to 2020 Restricted Stock Rights Granted under the 2011 Long-Term Incentive Stock Plan

+*10.2	Grant Certificate Specifying the Terms and Conditions Applicable to 2020 Restricted Stock Performance Rights Granted under the 2011 Long-Term Incentive Stock Plan

+*10.3	Grant Certificate Specifying the Terms and Conditions Applicable to Special 2020 Restricted Stock Rights Granted to Blake Larson and Janis Pamiljans under the 2011 Long-Term Incentive Stock Plan

+*10.4	Letter dated February 3, 2020 from Northrop Grumman Corporation to David Keffer regarding compensation effective February 17, 2020

+10.5
Separation Agreement and General Release dated February 5, 2020 from Northrop Grumman Corporation to Kenneth Bedingfield (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 6, File No. 001-16411)

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NORTHROP GRUMMAN CORPORATION

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 28, 2020