Form 10-Q
period 2020-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2020-07-30
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
As of July 27, 2020, 166,714,063 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2020	2019	2020	2019
Sales
Product	$6,482	$5,880	$12,658	$11,608
Service	2,402	2,576	4,846	5,037
Total sales	8,884	8,456	17,504	16,645
Operating costs and expenses
Product	5,127	4,661	10,079	9,178
Service	1,931	2,065	3,877	4,041
General and administrative expenses	832	784	1,620	1,544
Operating income	994	946	1,928	1,882
Other (expense) income
Interest expense	(154)	(137)	(279)	(275)
FAS (non-service) pension benefit	303	200	605	400
Other, net	60	19	2	55
Earnings before income taxes	1,203	1,028	2,256	2,062
Federal and foreign income tax expense	198	167	383	338
Net earnings	$1,005	$861	$1,873	$1,724

Basic earnings per share	$6.02	$5.07	$11.20	$10.15
Weighted-average common shares outstanding, in millions	166.9	169.7	167.3	169.9
Diluted earnings per share	$6.01	$5.06	$11.16	$10.11
Weighted-average diluted shares outstanding, in millions	167.3	170.3	167.9	170.5

Net earnings (from above)	$1,005	$861	$1,873	$1,724
Other comprehensive loss
Change in unamortized prior service credit, net of tax	(11)	(12)	(21)	(23)
Change in cumulative translation adjustment and other, net	10	(4)	1	—
Other comprehensive loss, net of tax	(1)	(16)	(20)	(23)
Comprehensive income	$1,004	$845	$1,853	$1,701
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$4,178	$2,245
Accounts receivable, net	1,989	1,326
Unbilled receivables, net	5,460	5,334
Inventoried costs, net	832	783
Prepaid expenses and other current assets	720	997
Total current assets	13,179	10,685
Property, plant and equipment, net of accumulated depreciation of $6,103 for 2020 and $5,850 for 2019	7,063	6,912
Operating lease right-of-use assets	1,528	1,511
Goodwill	18,707	18,708
Intangible assets, net	909	1,040
Deferred tax assets	346	508
Other non-current assets	1,743	1,725
Total assets	$43,475	$41,089

Liabilities
Trade accounts payable	$2,006	$2,226
Accrued employee compensation	1,614	1,865
Advance payments and billings in excess of costs incurred	2,179	2,237
Other current liabilities	3,928	3,106
Total current liabilities	9,727	9,434
Long-term debt, net of current portion of $1,803 for 2020 and $1,109 for 2019	14,259	12,770
Pension and other postretirement benefit plan liabilities	6,582	6,979
Operating lease liabilities	1,333	1,308
Other non-current liabilities	1,862	1,779
Total liabilities	33,763	32,270

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2020—166,708,207 and 2019—167,848,424	167	168
Paid-in capital	10	—
Retained earnings	9,652	8,748
Accumulated other comprehensive loss	(117)	(97)
Total shareholders’ equity	9,712	8,819
Total liabilities and shareholders’ equity	$43,475	$41,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2020	2019
Operating activities
Net earnings	$1,873	$1,724
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	605	606
Stock-based compensation	36	55
Deferred income taxes	169	48
Changes in assets and liabilities:
Accounts receivable, net	(663)	(384)
Unbilled receivables, net	(126)	(658)
Inventoried costs, net	(49)	(156)
Prepaid expenses and other assets	(16)	(48)
Accounts payable and other liabilities	(374)	(367)
Income taxes payable, net	330	194
Retiree benefits	(473)	(285)
Other, net	32	(35)
Net cash provided by operating activities	1,344	694

Investing activities
Capital expenditures	(541)	(536)
Other, net	2	1
Net cash used in investing activities	(539)	(535)

Financing activities
Net proceeds from issuance of long-term debt	2,239	—
Payments to credit facilities	(13)	(20)
Net borrowings on commercial paper	—	101
Common stock repurchases	(490)	(231)
Cash dividends paid	(469)	(435)
Payments of employee taxes withheld from share-based awards	(64)	(63)
Other, net	(75)	(2)
Net cash provided by (used in) financing activities	1,128	(650)
Increase (decrease) in cash and cash equivalents	1,933	(491)
Cash and cash equivalents, beginning of year	2,245	1,579
Cash and cash equivalents, end of period	$4,178	$1,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2020	2019	2020	2019
Common stock
Beginning of period	$167	$170	$168	$171
Common stock repurchased	—	(1)	(1)	(2)
End of period	167	169	167	169
Paid-in capital
Beginning of period	—	—	—	—
Stock compensation	10	—	10	—
End of period	10	—	10	—
Retained earnings
Beginning of period	9,011	8,628	8,748	8,068
Common stock repurchased	(131)	(172)	(479)	(234)
Net earnings	1,005	861	1,873	1,724
Dividends declared	(242)	(226)	(465)	(432)
Stock compensation	9	29	(36)	(6)
Other	—	—	11	—
End of period	9,652	9,120	9,652	9,120
Accumulated other comprehensive loss
Beginning of period	(116)	(59)	(97)	(52)
Other comprehensive loss, net of tax	(1)	(16)	(20)	(23)
End of period	(117)	(75)	(117)	(75)
Total shareholders’ equity	$9,712	$9,214	$9,712	$9,214
Cash dividends declared per share	$1.45	$1.32	$2.77	$2.52
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
Beginning in the second quarter of 2020, the company no longer considers certain unallowable costs and environmental matters that are principally managed at the corporate office as part of management’s evaluation of segment operating performance. As a result, certain unallowable compensation and other costs, which were previously included in segment operating results, are now reported in Unallocated corporate expense within operating income. In addition, certain accrued and deferred costs, as well as unallowable costs, if any, associated with certain environmental matters that were previously reflected in segment assets and operating results are now reflected in corporate assets and Unallocated corporate expense within operating income. The impact of these changes are reflected in the amounts in this Form 10-Q. See Note 9 and Part II, Item 5 for further information regarding the impact of these changes on the company’s current and prior period segment operating income.
The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s 2019 Annual Report on Form 10-K, the Form 8-K that we filed with the SEC on April 29, 2020, which recasts the disclosures in certain portions of the 2019 Annual Report on Form 10-K to reflect changes in the company’s reportable segments, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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

NORTHROP GRUMMAN CORPORATION

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
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2020	2019	2020	2019
Revenue	$125	$154	$261	$320
Operating income	112	158	236	296
Net earnings(1)	88	125	186	234
Diluted earnings per share(1)	0.53	0.73	1.11	1.37

(1)	Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No such adjustments were material to the financial statements during the three months ended June 30, 2020 and 2019.
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
Company backlog as of June 30, 2020 was $70.0 billion. We expect to recognize approximately 40 percent and 65 percent of our June 30, 2020 backlog as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and six months ended June 30, 2020 that was included in the December 31, 2019 contract liability balance was $442 million and $1.2 billion, respectively. The amount of revenue recognized for the three and six months ended June 30, 2019 that was included in the December 31, 2018 contract liability balance was $333 million and $1.0 billion, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

NORTHROP GRUMMAN CORPORATION

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	June 30, 2020	December 31, 2019
Unamortized prior service credit, net of tax expense of $10 for 2020 and $17 for 2019	$30	$51
Cumulative translation adjustment and other, net	(147)	(148)
Total accumulated other comprehensive loss	$(117)	$(97)

Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after June 30, 2020, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.4 million shares and 0.6 million shares for the three and six months ended June 30, 2020, respectively. The dilutive effect of these securities totaled 0.6 million shares for the three and six months ended June 30, 2019.
Share Repurchases
On September 16, 2015, the company’s board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock (the “2015 Repurchase Program”). Repurchases under the 2015 Repurchase Program commenced in March 2016 and were completed in March 2020.
On December 4, 2018, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2018 Repurchase Program”). Repurchases under the 2018 Repurchase Program commenced in March 2020 upon the completion of the company’s 2015 Repurchase Program. As of June 30, 2020, repurchases under the 2018 Repurchase Program totaled $0.2 billion; $2.8 billion remained under this share repurchase authorization. By its terms, the 2018 Repurchase Program is set to expire when all authorized funds for repurchases have been used.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Six Months Ended June 30
					2020	2019
September 16, 2015	$4,000	15.4	$260.33	March 2020	0.9	1.7
December 4, 2018	$3,000	0.5	326.20		0.5	—

(1)	Includes commissions paid.
Dividends on Common Stock
In May 2020, the company increased the quarterly common stock dividend 10 percent to $1.45 per share from the previous amount of $1.32 per share.

NORTHROP GRUMMAN CORPORATION

In May 2019, the company increased the quarterly common stock dividend 10 percent to $1.32 per share from the previous amount of $1.20 per share.
3.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2020	2019	2020	2019
Federal and foreign income tax expense	$198	$167	$383	$338
Effective income tax rate	16.5%	16.2%	17.0%	16.4%

Current Quarter
The second quarter 2020 effective tax rate of 16.5 percent was generally comparable to the prior year period. The company’s second quarter 2020 effective tax rate includes $48 million of research credits, as compared to $51 million in the prior year period.
Year to Date
The year to date 2020 effective tax rate increased to 17.0 percent from 16.4 percent in the prior period primarily due to an increase in reserves for uncertain tax positions. The company’s year to date 2020 effective tax rate includes $90 million of research credits, as compared to $82 million in the prior year period. Both periods benefited from $13 million of excess tax benefits for employee share-based compensation.
In March 2020, the CARES Act was enacted. The CARES Act includes certain changes to U.S. tax law that impact the company, including a technical correction to the 2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation. The CARES Act did not have a significant impact on the company’s second quarter and year to date 2020 effective tax rate.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs, and the 2017 Tax Act. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may decrease by up to $70 million. Since enactment of the 2017 Tax Act, the Internal Revenue Service (IRS) and U.S. Treasury Department have issued and are expected to further issue interpretive guidance that impacts taxpayers. We will continue to evaluate such guidance as it is issued.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Northrop Grumman 2014-2017 federal tax returns and refund claims related to its 2007-2016 federal tax returns are currently under IRS examination. In addition, legacy Orbital ATK federal tax returns for the year ended March 31, 2015, the nine-month transition period ended December 31, 2015 and calendar years 2016-2017 are currently under appeal with the IRS.
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

NORTHROP GRUMMAN CORPORATION

The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	June 30, 2020			December 31, 2019
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets (Liabilities)
Marketable securities	$331	$1	$332	$364	$1	$365
Marketable securities valued using NAV			16			17
Total marketable securities	331	1	348	364	1	382
Derivatives	—	(1)	(1)	—	(3)	(3)

The notional value of the company’s foreign currency forward contracts at June 30, 2020 and December 31, 2019 was $71 million and $98 million, respectively. At June 30, 2020, no portion of the notional value was designated as a cash flow hedge. The portion of the notional value designated as a cash flow hedge at December 31, 2019 was $7 million.
The derivative fair values and related unrealized gains/losses at June 30, 2020 and December 31, 2019 were not material. There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2020.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $19.0 billion and $15.1 billion as of June 30, 2020 and December 31, 2019, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The carrying value of long-term debt was $16.1 billion and $13.9 billion as of June 30, 2020 and December 31, 2019, respectively. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
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
5.    INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS have been delivered. The company’s lawsuit is based on various theories of liability. The complaint seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On April 2, 2013, the U.S. Department of Justice informed the company of a False Claims Act complaint relating to the FSS contract that was filed under seal by a relator in June 2011 in the U.S. District

NORTHROP GRUMMAN CORPORATION

Court for the Eastern District of Virginia. On June 3, 2013, the United States filed a Notice informing the Court that the United States had decided not to intervene in this case. The relator alleged that the company violated the False Claims Act in a number of ways with respect to the FSS contract, alleged damage to the USPS in an amount of at least approximately $179 million annually, alleged that he was improperly discharged in retaliation, and sought an unspecified partial refund of the contract purchase price, penalties, attorney’s fees and other costs of suit. The relator later voluntarily dismissed his retaliation claim and reasserted it in a separate arbitration, which he also ultimately voluntarily dismissed. On September 5, 2014, the court granted the company’s motion for summary judgment and ordered the relator’s False Claims Act case be dismissed with prejudice. On February 16, 2018, both the company and the United States filed motions to dismiss many of the claims and counterclaims referenced above, in whole or in part. The United States also filed a motion seeking to amend its answer and counterclaim, including to reduce its counterclaim to approximately $193 million, which the court granted on June 11, 2018. On October 17, 2018, the court granted in part and denied in part the parties’ motions to dismiss. On February 3, 2020, the parties commenced what was expected to be a seven-week trial. The first four weeks of trial concluded, but the court postponed the remaining estimated three weeks as a result of COVID-19-related concerns. Trial is currently scheduled to resume in October 2020. Although the ultimate outcome of these matters (“the FSS matters,” collectively), including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends vigorously to pursue and defend the FSS matters.
On August 8, 2013, the company received a court-appointed expert’s report in litigation pending in the Second Federal Court of the Federal District in Brazil brought by the Brazilian Post and Telegraph Corporation (ECT), a Brazilian state-owned entity, against Solystic SAS (Solystic), a French subsidiary of the company, and two of its consortium partners. In this suit, commenced on December 17, 2004, ECT alleges the consortium breached its contract with ECT and seeks damages of approximately R$111 million (the equivalent of approximately $20 million as of June 30, 2020), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law, which amounts could be significant over time. The original suit sought R$89 million (the equivalent of approximately $16 million as of June 30, 2020) in damages. In October 2013, ECT asserted an additional damage claim of R$22 million (the equivalent of approximately $4 million as of June 30, 2020). In its counterclaim, Solystic alleges ECT breached the contract by wrongfully refusing to accept the equipment Solystic had designed and built and seeks damages of approximately €31 million (the equivalent of approximately $35 million as of June 30, 2020), plus interest, inflation adjustments and attorneys’ fees, as authorized by Brazilian law. The Brazilian court retained an expert to consider certain issues pending before it. On August 8, 2013 and September 10, 2014, the company received reports from the expert, which contain some recommended findings relating to liability and the damages calculations put forth by ECT. Some of the expert’s recommended findings were favorable to the company and others were favorable to ECT. In November 2014, the parties submitted comments on the expert’s most recent report. On June 16, 2015, the court published a decision denying the parties’ request to present oral testimony. In a decision dated November 13, 2018, the trial court ruled in ECT’s favor on one of its claims against Solystic, and awarded damages of R$41 million (the equivalent of approximately $8 million as of June 30, 2020) against Solystic and its consortium partners, with that amount to be adjusted for inflation and interest from November 2004 through any appeal, in accordance with the Manual of Calculations of the Federal Justice, as well as attorneys’ fees. On March 22, 2019, ECT appealed the trial court’s decision to the intermediate court of appeals. Solystic filed its appeal on April 11, 2019. The parties have executed a settlement agreement in this matter and have filed it with the court for approval.
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, we have worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. We have incurred, and expect to continue to incur, as included in Note 6, substantial remediation costs related to these environmental conditions. The remediation standards or requirements to which we are subject are being reconsidered and are changing and costs may increase materially. As discussed in Note 6, the State of New York issued a Feasibility Study and an Amended Record of Decision, seeking to impose additional remedial requirements. The company is engaged in discussions with the State of New York and certain other potentially responsible parties. The State of New York has said that, among other things, it is also evaluating potential natural resource damages. In addition, we are a party to various, and expect to become a party to additional, legal proceedings and disputes related to remediation, costs, allowability and/or alleged environmental impacts in Bethpage, including with federal and state entities (including the Navy, Defense Contract Management Agency, the state, local municipalities and water districts) and insurance carriers, as well as class action and individual plaintiffs alleging personal injury and property

NORTHROP GRUMMAN CORPORATION

damage and seeking both monetary and non-monetary relief. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages (including natural resource damages), determinations on allocation, allowability and coverage, and non-monetary relief. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2020, or its annual results of operations and/or cash flows.
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2020, or its annual results of operations and/or cash flows.
Recently, the U.S. government has raised questions about an interest rate assumption used by the company to determine our CAS pension expense in previous years and in our current forward pricing rate proposal. On June 1, 2020, the government provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We are engaging with the government to address their questions, and are preparing our formal response, which we believe demonstrates the appropriateness of the assumptions used. However, the sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of this matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of June 30, 2020 and December 31, 2019:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
June 30, 2020	$570	$452	$478
December 31, 2019	531	448	436
(1) As of June 30, 2020, $173 million is recorded in Other current liabilities and $397 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of June 30, 2020, $144 million is deferred in Prepaid expenses and other current assets and $334 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2020, or its annual results of operations and/or cash flows. With respect to Bethpage, the State of New York issued a Feasibility Study and an Amended Record of Decision, proposing to impose additional remedial requirements. The company is engaged in discussions with the State of New York and other potentially

NORTHROP GRUMMAN CORPORATION

responsible parties. As discussed in Note 5, the remediation standards or requirements to which we are subject are being reconsidered and are changing and costs may increase materially.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2020, there were $460 million of stand-by letters of credit and guarantees and $79 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At June 30, 2020, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”) that matures in August 2024 and is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2018 Credit Agreement. At June 30, 2020, there was no balance outstanding under this facility.
In December 2016, a subsidiary of the company entered into a two-year credit facility, with two additional one-year option periods, in an aggregate principal amount of £120 million (the equivalent of approximately $148 million as of June 30, 2020) (the “2016 Credit Agreement”). The company exercised the second option to extend the maturity to December 2020. The 2016 Credit Agreement is guaranteed by the company. At June 30, 2020, there was £50 million (the equivalent of approximately $62 million) outstanding under this facility, which bears interest at a rate of LIBOR plus 1.10 percent. All of the borrowings outstanding under this facility are recorded in Other current liabilities in the unaudited condensed consolidated statement of financial position.
At June 30, 2020, the company was in compliance with all covenants under its credit agreements.
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2020	2019	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost (benefit)
Service cost	$102	$92	$5	$4	$204	$184	$9	$8
Interest cost	306	340	16	20	613	680	33	40
Expected return on plan assets	(594)	(526)	(25)	(23)	(1,188)	(1,051)	(51)	(46)
Amortization of prior service credit	(15)	(14)	1	—	(30)	(29)	2	(1)
Net periodic benefit cost (benefit)	$(201)	$(108)	$(3)	$1	$(401)	$(216)	$(7)	$1

Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2020	2019	2020	2019
Defined benefit pension plans	$26	$23	$46	$46
OPB plans	11	12	23	24
Defined contribution plans	100	88	356	279

NORTHROP GRUMMAN CORPORATION

8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2020	2019
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.2
Grant date aggregate fair value	$91	$92

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
As discussed in Note 1, beginning in the second quarter of 2020, the company no longer considers certain unallowable costs as part of management’s evaluation of segment operating performance. As a result, certain unallowable costs, which were previously included in segment operating results, are now reported in Unallocated corporate expense within operating income. This change has been applied retrospectively in the amounts below. See Part II, Item 5 for further information regarding the impact of this change on the company’s current and prior period segment information.
The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2020	2019	2020	2019
Sales
Aeronautics Systems	$2,925	$2,721	$5,768	$5,539
Defense Systems	1,886	1,916	3,767	3,684
Mission Systems	2,446	2,404	4,793	4,614
Space Systems	2,048	1,788	3,996	3,589
Intersegment eliminations	(421)	(373)	(820)	(781)
Total sales	8,884	8,456	17,504	16,645
Operating income
Aeronautics Systems	310	299	573	610
Defense Systems	217	212	415	416
Mission Systems	347	338	700	661
Space Systems	209	193	411	383
Intersegment eliminations	(52)	(49)	(101)	(99)
Total segment operating income	1,031	993	1,998	1,971
Net FAS (service)/CAS pension adjustment	103	107	208	215
Unallocated corporate expense	(140)	(154)	(278)	(304)
Total operating income	$994	$946	$1,928	$1,882

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
Unallocated Corporate Expense
Unallocated corporate expense includes the portion of corporate costs not considered allowable or allocable under applicable CAS or FAR, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, compensation, retiree benefits, advertising and other corporate unallowable costs. Unallocated corporate expense also includes costs not considered part of management’s evaluation of segment operating performance, such as amortization of purchased intangible assets and the additional depreciation expense related to the step-up in fair value of property, plant and equipment acquired through business combinations, as well as certain compensation and other costs.

NORTHROP GRUMMAN CORPORATION

Disaggregation of Revenue

Sales by Customer Type	Three Months Ended June 30				Six Months Ended June 30
	2020		2019		2020		2019
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,477	85%	$2,238	82%	$4,838	84%	$4,572	82%
International(2)	407	14%	439	16%	851	15%	874	16%
Other customers	12	—%	20	1%	24	—%	45	1%
Intersegment sales	29	1%	24	1%	55	1%	48	1%
Aeronautics Systems sales	2,925	100%	2,721	100%	5,768	100%	5,539	100%
Defense Systems
U.S. government(1)	1,305	69%	1,281	67%	2,564	68%	2,422	66%
International(2)	316	17%	365	19%	656	18%	728	20%
Other customers	85	4%	106	5%	196	5%	203	5%
Intersegment sales	180	10%	164	9%	351	9%	331	9%
Defense Systems sales	1,886	100%	1,916	100%	3,767	100%	3,684	100%
Mission Systems
U.S. government(1)	1,776	73%	1,746	73%	3,447	72%	3,359	73%
International(2)	468	19%	465	19%	951	20%	841	18%
Other customers	18	1%	29	1%	35	1%	53	1%
Intersegment sales	184	7%	164	7%	360	7%	361	8%
Mission Systems sales	2,446	100%	2,404	100%	4,793	100%	4,614	100%
Space Systems
U.S. government(1)	1,911	93%	1,679	94%	3,714	93%	3,348	93%
International(2)	70	4%	32	2%	138	3%	75	2%
Other customers	39	2%	56	3%	90	3%	125	4%
Intersegment sales	28	1%	21	1%	54	1%	41	1%
Space Systems sales	2,048	100%	1,788	100%	3,996	100%	3,589	100%
Total
U.S. government(1)	7,469	84%	6,944	82%	14,563	83%	13,701	82%
International(2)	1,261	14%	1,301	16%	2,596	15%	2,518	15%
Other customers	154	2%	211	2%	345	2%	426	3%
Total Sales	$8,884	100%	$8,456	100%	$17,504	100%	$16,645	100%

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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended June 30				Six Months Ended June 30
	2020		2019		2020		2019
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,426	49%	$1,312	49%	$2,769	48%	$2,624	48%
Fixed-price	1,470	51%	1,385	51%	2,944	52%	2,867	52%
Intersegment sales	29		24		55		48
Aeronautics Systems sales	2,925		2,721		5,768		5,539
Defense Systems
Cost-type	582	34%	632	36%	1,210	35%	1,255	37%
Fixed-price	1,124	66%	1,120	64%	2,206	65%	2,098	63%
Intersegment sales	180		164		351		331
Defense Systems sales	1,886		1,916		3,767		3,684
Mission Systems
Cost-type	895	40%	870	39%	1,741	39%	1,705	40%
Fixed-price	1,367	60%	1,370	61%	2,692	61%	2,548	60%
Intersegment sales	184		164		360		361
Mission Systems sales	2,446		2,404		4,793		4,614
Space Systems
Cost-type	1,468	73%	1,298	73%	2,866	73%	2,604	73%
Fixed-price	552	27%	469	27%	1,076	27%	944	27%
Intersegment sales	28		21		54		41
Space Systems sales	2,048		1,788		3,996		3,589
Total
Cost-type	4,371	49%	4,112	49%	8,586	49%	8,188	49%
Fixed-price	4,513	51%	4,344	51%	8,918	51%	8,457	51%
Total Sales	$8,884		$8,456		$17,504		$16,645

(1)	Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended June 30				Six Months Ended June 30
	2020		2019		2020		2019
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,489	86%	$2,258	84%	$4,862	85%	$4,617	84%
Asia/Pacific	202	7%	215	8%	409	7%	448	8%
All other(1)	205	7%	224	8%	442	8%	426	8%
Intersegment sales	29		24		55		48
Aeronautics Systems sales	2,925		2,721		5,768		5,539
Defense Systems
United States	1,390	82%	1,387	79%	2,760	81%	2,625	78%
Asia/Pacific	107	6%	125	7%	189	5%	213	6%
All other(1)	209	12%	240	14%	467	14%	515	16%
Intersegment sales	180		164		351		331
Defense Systems sales	1,886		1,916		3,767		3,684
Mission Systems
United States	1,794	79%	1,775	79%	3,482	79%	3,412	80%
Asia/Pacific	191	9%	142	6%	367	8%	277	7%
All other(1)	277	12%	323	15%	584	13%	564	13%
Intersegment sales	184		164		360		361
Mission Systems sales	2,446		2,404		4,793		4,614
Space Systems
United States	1,950	97%	1,735	98%	3,804	97%	3,473	98%
Asia/Pacific	5	—%	2	—%	10	—%	14	—%
All other(1)	65	3%	30	2%	128	3%	61	2%
Intersegment sales	28		21		54		41
Space Systems sales	2,048		1,788		3,996		3,589
Total
United States	7,623	86%	7,155	84%	14,908	85%	14,127	85%
Asia/Pacific	505	6%	484	6%	975	6%	952	6%
All other(1)	756	8%	817	10%	1,621	9%	1,566	9%
Total Sales	$8,884		$8,456		$17,504		$16,645

(1)	All other is principally comprised of Europe and the Middle East.

(2)	Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2020, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 29, 2020

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
The following discussion should be read along with the financial statements included in this Form 10-Q, as well as our 2019 Annual Report on Form 10-K, the Form 8-K that we filed with the SEC on April 29, 2020, which recasts the disclosures in certain portions of the 2019 Annual Report on Form 10-K to reflect changes in the company’s reportable segments, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These documents provide additional information on our business and the environment in which we operate and our operating results.
COVID-19
Coronavirus disease 2019 (“COVID-19”) was first reported in late 2019 and has since dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility. In March 2020, the World Health Organization characterized COVID-19 as a global pandemic, and the President declared a national emergency concerning the COVID-19 outbreak. The company’s leadership, our crisis management and business resumption teams, and local site leadership continue closely to monitor and address the developments, including the impact on our company, our employees, our customers, our suppliers and our communities. The company has considered and continues to consider guidance from the Centers for Disease Control (CDC), other health organizations, governments and our customers, among others. We have taken, and continue to take, robust actions to help protect the health, safety and well-being of our employees, to support our suppliers and local communities, and to continue to serve our customers. Our goals have been to lessen the immediate potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Like the communities in which we serve, our actions have varied depending on the spread of COVID-19 and local health requirements, the needs of our employees and the needs of our business. Among other actions, we have required or enabled employees to work from home or remotely where practicable, and expanded IT and communication support to enhance their productivity; adjusted work spaces and shift schedules to facilitate social distancing for those who continue to work in our facilities; enhanced cleaning and disinfecting procedures at our facilities; required face coverings and worked to procure and distribute personal protective equipment (“PPE”); implemented health checks and visitor protocols; restricted travel; provided additional benefits including paid time off for those most at risk; and contributed financial and manufacturing resources to supporting critical national requirements, such as for PPE. Along with the Northrop Grumman Foundation, we have provided grants for global, national and local organizations that support frontline healthcare workers, address food insecurity, advance efforts for vaccines, increase student access to technology and provide support to vulnerable populations; donated PPE items to emergency response teams and healthcare professionals, including N95 masks and Tyvek suits; and established a COVID-19 relief matching gift program for employees.
Earlier in the COVID-19 pandemic, many state and local jurisdictions implemented mandatory stay-at-home or shelter-in-place orders. Most of those orders exempted some or all of the defense industrial base, including Northrop Grumman and many of our suppliers, as part of the essential or critical infrastructure. Our facilities have largely remained open and many of our employees who cannot work remotely are continuing to come to work and support our customers’ national security and mission-essential operations. More recently, state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. We started to implement return to office plans to allow some employees who had been working remotely slowly to return to the workplace. At our facilities, we generally saw employee absenteeism decrease and productivity increase during the second quarter. Most recently, as cases have resurged in parts of our country, including areas in which we maintain large facilities, we have seen governments slow or reverse efforts to reopen or shift into later phases of recovery, with increased risks to our operations. Throughout, we have worked to adapt and to take robust actions to protect the health, safety and well-being of our employees and to serve our customers, considering, among other things, state and local requirements and guidance from the CDC. We have also taken various steps in efforts to support our

NORTHROP GRUMMAN CORPORATION

suppliers, with a particular focus on critical small and midsized business partners, including passing through increased progress payments from DoD to our suppliers and accelerating payments to certain suppliers.
Even though we have been able to continue many of our operations, we have experienced and expect to continue to experience certain increased costs to maintain our operations and address reductions in productivity, including as a result of actions to protect health; because of illness, quarantines, and absenteeism; as a result of government actions; and because of disruption and stress among our suppliers and customers. We continue to monitor this situation closely and cannot predict how it will change, including the extent of any increase in the number of COVID-19 cases and the costs and impacts to us. Our customers have generally continued to make timely payments, and we are working with them to consider the possibility of additional cost recoveries. Again, however, our customers are facing tremendous demands and we cannot predict how this may change and how they will continue to allocate resources.
COVID-19-related impacts reduced the company’s second quarter 2020 revenue and operating income, in particular at Aeronautics and Mission Systems; however, those impacts were less significant than we initially expected. Based on what we understand today, we do not currently expect COVID-19-related impacts to materially reduce our revenue or operating income during the second half of the year. However, our employees, suppliers and customers, the company and our global community are facing tremendous challenges and we cannot predict how this dynamic situation will evolve or the impact it will have on the company. For further information on the potential impact to the company of COVID-19, see the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
U.S. Political and Economic Environment
Since the filing of our 2019 Annual Report on Form 10-K, the President released his budget request for fiscal year 2021 (FY21) on February 10, 2020. The FY21 budget request includes $746 billion for national security, which will be the subject of debate in Congress. The FY21 budget request addresses various capabilities highlighted in the U.S. National Security Strategy, the National Defense Strategy and the Missile Defense Review. We believe our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, survivable aircraft and mission systems will continue to allow for long-term profitable growth in our business in support of our customers’ needs. Congress has enacted emergency COVID-19 relief bills addressing certain impacts of the pandemic and is continuing to consider other responses to the COVID-19 crisis.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions, except per share amounts	2020	2019	Change	2020	2019	Change
Sales	$8,884	$8,456	5%	$17,504	$16,645	5%
Operating costs and expenses	7,890	7,510	5%	15,576	14,763	6%
Operating costs and expenses as a % of sales	88.8%	88.8%		89.0%	88.7%
Operating income	994	946	5%	1,928	1,882	2%
Operating margin rate	11.2%	11.2%		11.0%	11.3%
Federal and foreign income tax expense	198	167	19%	383	338	13%
Effective income tax rate	16.5%	16.2%		17.0%	16.4%
Net earnings	1,005	861	17%	1,873	1,724	9%
Diluted earnings per share	$6.01	$5.06	19%	$11.16	$10.11	10%
Sales
Current Quarter
Second quarter 2020 sales increased $428 million or 5 percent, primarily due to higher sales at Space Systems and Aeronautics Systems.
Year to Date
Year to date 2020 sales increased $859 million, or 5 percent, due to higher sales at all four sectors.

NORTHROP GRUMMAN CORPORATION

See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
Current Quarter
Second quarter 2020 operating income increased $48 million, or 5 percent, primarily due to an increase in segment operating income and lower unallocated corporate expense. Second quarter 2020 operating margin rate of 11.2 percent was comparable to the prior year period.
Second quarter 2020 general and administrative (G&A) costs as a percentage of sales of 9.4 percent was comparable to the prior year period.
Year to Date
Year to date 2020 operating income increased $46 million, or 2 percent, primarily due to an increase in segment operating income and lower unallocated corporate expense. Year to date 2020 operating margin rate declined to 11.0 percent reflecting a lower segment operating margin rate, partially offset by a decrease in unallocated corporate expense.
Year to date 2020 general and administrative (G&A) costs as a percentage of sales of 9.3 percent was comparable to the prior year period.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The second quarter 2020 effective tax rate of 16.5 percent was generally comparable to the prior year period. See Note 3 to the financial statements for additional information.
Year to Date
The year to date 2020 effective tax rate increased to 17.0 percent from 16.4 percent in the prior period primarily due to an increase in reserves for uncertain tax positions. See Note 3 to the financial statements for additional information.
Net Earnings
Current Quarter
Second quarter 2020 net earnings increased $144 million, or 17 percent, primarily due to a $103 million increase in our FAS (non-service) pension benefit, a $48 million increase in operating income and a $41 million increase in Other, net, largely due to higher returns on marketable securities related to our non-qualified benefit plans, partially offset by a $31 million increase in tax expense.
Year to Date
Year to date 2020 net earnings increased $149 million, or 9 percent, primarily due to a $205 million increase in our FAS (non-service) pension benefit and a $46 million increase in operating income, partially offset by a $53 million decrease in Other, net, largely due to lower returns on marketable securities related to our non-qualified benefit plans, and a $45 million increase in tax expense.
Diluted Earnings Per Share
Current Quarter
Second quarter 2020 diluted earnings per share increased 19 percent, reflecting a 17 percent increase in net earnings and a 2 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2020 diluted earnings per share increased 10 percent, reflecting a 9 percent increase in net earnings and a 2 percent reduction in weighted-average diluted shares outstanding.
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

NORTHROP GRUMMAN CORPORATION

Beginning in the second quarter of 2020, the company no longer considers certain unallowable costs as part of management’s evaluation of segment operating performance. As a result, certain unallowable costs, which were previously included in segment operating results, are now reported in Unallocated corporate expense within operating income. This change has been applied retrospectively in the accompanying financial information. See Notes 1 and 9 to the financial statements and Part II, Item 5 for further information regarding the impact of this change on the company’s current and prior period segment information.
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

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2020	2019	Change	2020	2019	Change
Segment operating income	$1,031	$993	4%	$1,998	$1,971	1%
Segment operating margin rate	11.6%	11.7%		11.4%	11.8%
CAS pension expense	205	199	3%	412	399	3%
Less: FAS (service) pension expense	(102)	(92)	11%	(204)	(184)	11%
Net FAS (service)/CAS pension adjustment	103	107	(4)%	208	215	(3)%
Intangible asset amortization and PP&E step-up depreciation	(77)	(98)	(21)%	(159)	(194)	(18)%
Other unallocated corporate expense	(63)	(56)	13%	(119)	(110)	8%
Unallocated corporate expense	(140)	(154)	(9)%	(278)	(304)	(9)%
Operating income	$994	$946	5%	$1,928	$1,882	2%

NORTHROP GRUMMAN CORPORATION

Current Quarter
Second quarter 2020 segment operating income increased $38 million, or 4 percent, and reflects higher segment operating income at all four sectors. Segment operating margin rate was comparable to the prior year period and reflects lower segment operating margin rates at Space Systems and Aeronautics Systems, partially offset by a higher segment operating margin rate at Defense Systems.
Year to Date
Year to date 2020 segment operating income increased $27 million, or 1 percent, and reflects higher operating income at Mission Systems and Space Systems, partially offset by lower operating income at Aeronautics Systems. Segment operating margin rate decreased to 11.4 percent primarily due to a lower segment operating margin rate at Aeronautics Systems.
Net FAS (service)/CAS Pension Adjustment
The second quarter 2020 and year to date 2020 net FAS (service)/CAS pension adjustments were comparable to the prior year period and reflect changes in actuarial assumptions as of December 31, 2019.
Unallocated Corporate Expense
Current Quarter
The decrease in second quarter 2020 unallocated corporate expense is primarily due to $21 million of lower intangible asset amortization and PP&E step-up depreciation.
Year to Date
The decrease in year to date 2020 unallocated corporate expense is primarily due to $35 million of lower intangible asset amortization and PP&E step-up depreciation.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2020	2019	2020	2019
Favorable EAC adjustments	$241	$283	$517	$518
Unfavorable EAC adjustments	(129)	(125)	(281)	(222)
Net EAC adjustments	$112	$158	$236	$296
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2020	2019	2020	2019
Aeronautics Systems	$22	$59	$34	$110
Defense Systems	39	38	61	70
Mission Systems	59	52	138	87
Space Systems	(7)	16	5	37
Eliminations	(1)	(7)	(2)	(8)
Net EAC adjustments	$112	$158	$236	$296
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

NORTHROP GRUMMAN CORPORATION

AERONAUTICS SYSTEMS	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2020	2019	Change	2020	2019	Change
Sales	$2,925	$2,721	7%	$5,768	$5,539	4%
Operating income	310	299	4%	573	610	(6)%
Operating margin rate	10.6%	11.0%		9.9%	11.0%
Sales
Current Quarter
Second quarter 2020 sales increased $204 million, or 7 percent, due to higher sales in both Manned Aircraft and Autonomous Systems. Higher volume on restricted programs, E-2D and Triton were partially offset by a COVID-19-related slowdown of F-35 production activity.
Year to Date
Year to date 2020 sales increased $229 million, or 4 percent, due to higher sales in both Manned Aircraft and Autonomous Systems. Higher volume on restricted programs and E-2D were partially offset by a COVID-19-related slowdown of F-35 production activity and lower volume on the B-2 Defensive Management System Modernization program as it nears completion.
Operating Income
Current Quarter
Second quarter 2020 operating income increased $11 million, or 4 percent, primarily due to higher sales. Operating margin rate decreased to 10.6 percent from 11.0 percent, principally due to lower net favorable EAC adjustments at Autonomous Systems as well as changes in contract mix at Manned Aircraft, partially offset by a $21 million benefit recognized in connection with the resolution of a government accounting matter.
Year to Date
Year to date 2020 operating income decreased $37 million, or 6 percent, principally due to a lower operating margin rate. Operating margin rate decreased to 9.9 percent from 11.0 percent, principally due to lower net favorable EAC adjustments at Autonomous Systems as well as changes in contract mix at Manned Aircraft.

DEFENSE SYSTEMS	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2020	2019	Change	2020	2019	Change
Sales	$1,886	$1,916	(2)%	$3,767	$3,684	2%
Operating income	217	212	2%	415	416	—%
Operating margin rate	11.5%	11.1%		11.0%	11.3%
Sales
Current Quarter
Second quarter 2020 sales decreased $30 million, or 2 percent, due to lower volume in Battle Management & Missile Systems, partially offset by higher volume on Mission Readiness programs. Battle Management & Missile Systems sales decreased principally due to lower volume on programs nearing completion, including an international weapons program and several small caliber ammunition programs, partially offset by higher volume on the Guided Multiple Launch Rocket System (GMLRS), the Advanced Anti-Radiation Guided Missile (AARGM) program and other missile products. Mission Readiness sales increased primarily due to higher restricted volume, partially offset by lower volume on the Hunter sustainment program as it nears completion.
Year to Date
Year to date 2020 sales increased $83 million or 2 percent, due to higher sales in both Battle Management & Missile Systems and Mission Readiness. Battle Management & Missile Systems sales increased primarily due to higher volume on GMLRS, AARGM and other missile products, partially offset by lower volume on an international weapons program as it nears completion. Mission Readiness sales increased principally due to higher restricted volume, partially offset by lower volume on the Hunter sustainment program as it nears completion.

NORTHROP GRUMMAN CORPORATION

Operating Income
Current Quarter
Second quarter 2020 operating income increased $5 million, or 2 percent, primarily due to a higher operating margin rate. Operating margin rate increased to 11.5 percent from 11.1 percent primarily due to improved performance on Mission Readiness programs.
Year to Date
Year to date 2020 operating income was comparable to the prior year period. Operating margin rate decreased to 11.0 percent from 11.3 percent primarily due to favorable adjustments on certain small caliber ammunition programs in the first quarter of 2019, partially offset by improved performance on Mission Readiness programs.

MISSION SYSTEMS	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2020	2019	Change	2020	2019	Change
Sales	$2,446	$2,404	2%	$4,793	$4,614	4%
Operating income	347	338	3%	700	661	6%
Operating margin rate	14.2%	14.1%		14.6%	14.3%
Sales
Current Quarter
Second quarter 2020 sales increased $42 million, or 2 percent, primarily due to higher volume on Airborne Sensors & Networks programs, partially offset by lower volume on Cyber & Intelligence Mission Solutions programs. Airborne Sensors & Networks sales increased primarily due to higher airborne radar volume, including on the Multi-role Electronically Scanned Array (MESA) and Scalable Agile Beam Radar (SABR) programs. Cyber & Intelligence Mission Solutions sales decreased principally due to lower volume on an intelligence program as it nears completion.
Year to Date
Year to date 2020 sales increased $179 million, or 4 percent, primarily due to higher volume on Airborne Sensors & Networks and Maritime/Land Systems & Sensors programs, partially offset by lower volume on Cyber & Intelligence Mission Solutions. Airborne Sensors & Networks sales increased principally due to higher airborne radar volume, including on the MESA, SABR and F-35 programs. Maritime/Land Systems & Sensors sales increased primarily due to higher volume on marine systems and restricted programs, partially offset by lower international volume. Cyber & Intelligence Mission Solutions sales decreased principally due to lower volume on an intelligence program as it nears completion.
Operating Income
Current Quarter
Second quarter 2020 operating income increased $9 million, or 3 percent, principally due to higher sales. Operating margin rate was comparable to the prior year period.
Year to Date
Year to date 2020 operating income increased $39 million, or 6 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 14.6 percent from 14.3 percent primarily due to improved performance on Airborne Sensors & Networks and Cyber & Intelligence Mission Solutions programs, partially offset by lower net favorable adjustments and changes in contract mix at Navigation, Targeting & Survivability.

SPACE SYSTEMS	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2020	2019	Change	2020	2019	Change
Sales	$2,048	$1,788	15%	$3,996	$3,589	11%
Operating income	209	193	8%	411	383	7%
Operating margin rate	10.2%	10.8%		10.3%	10.7%
Sales
Current Quarter
Second quarter 2020 sales increased $260 million, or 15 percent, due to higher sales in both Space and Launch & Strategic Missiles. Space sales were driven by higher volume on restricted programs, Next Generation Overhead Persistent Infrared Radar (Next Gen OPIR) and the Arctic Satellite Broadband Mission (ASBM) program. Launch &

NORTHROP GRUMMAN CORPORATION

Strategic Missiles sales reflect higher volume on hypersonics and launch vehicle programs, partially offset by lower volume on the Ground-based Midcourse Defense (GMD) program.
Year to Date
Year to date 2020 sales increased $407 million, or 11 percent, due to higher sales in both Space and Launch & Strategic Missiles. Space sales were driven by higher volume on restricted programs, Next Gen OPIR and ASBM. Launch & Strategic Missiles sales reflect higher volume on hypersonics programs and the Ground Based Strategic Deterrent (GBSD) Technology Maturation Risk Reduction (TMRR) program, partially offset by lower volume on GMD.
Operating Income
Current Quarter
Second quarter 2020 operating income increased $16 million, or 8 percent, primarily due to higher sales. Operating margin rate decreased to 10.2 percent from 10.8 percent principally due to delays in production for certain commercial space components.
Year to Date
Year to date 2020 operating income increased $28 million, or 7 percent, primarily due to higher sales. Operating margin rate decreased to 10.3 percent from 10.7 percent principally due to delays in production for certain commercial space components and the timing of favorable negotiations on certain commercial contracts recognized in the first quarter of 2019.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2020		2019		2020		2019
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,512	$2,247	$2,301	$2,068	$4,921	$4,446	$4,706	$4,210
Service	384	342	396	333	792	700	785	676
Intersegment eliminations	29	26	24	21	55	49	48	43
Total Aeronautics Systems	2,925	2,615	2,721	2,422	5,768	5,195	5,539	4,929
Defense Systems
Product	753	676	697	626	1,523	1,380	1,318	1,183
Service	953	831	1,055	931	1,893	1,657	2,035	1,789
Intersegment eliminations	180	162	164	147	351	315	331	296
Total Defense Systems	1,886	1,669	1,916	1,704	3,767	3,352	3,684	3,268
Mission Systems
Product	1,646	1,388	1,574	1,332	3,154	2,662	2,956	2,492
Service	616	554	666	598	1,279	1,124	1,297	1,156
Intersegment eliminations	184	157	164	136	360	307	361	305
Total Mission Systems	2,446	2,099	2,404	2,066	4,793	4,093	4,614	3,953
Space Systems
Product	1,571	1,402	1,308	1,163	3,060	2,727	2,628	2,330
Service	449	413	459	412	882	810	920	838
Intersegment eliminations	28	24	21	20	54	48	41	38
Total Space Systems	2,048	1,839	1,788	1,595	3,996	3,585	3,589	3,206
Segment Totals
Total Product	$6,482	$5,713	$5,880	$5,189	$12,658	$11,215	$11,608	$10,215
Total Service	2,402	2,140	2,576	2,274	4,846	4,291	5,037	4,459
Total Segment(1)	$8,884	$7,853	$8,456	$7,463	$17,504	$15,506	$16,645	$14,674

(1)	A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Second quarter 2020 product sales increased $602 million, or 10 percent. The increase was primarily due to higher product sales on restricted programs and Next Gen OPIR at Space Systems and higher product sales on restricted programs and E-2D at Aeronautics Systems.
Second quarter 2020 product costs increased $524 million, or 10 percent, consistent with the higher product sales described above.
Year to Date
Year to date 2020 product sales increased $1.1 billion, or 9 percent, principally due to higher volume on restricted programs and Next Gen OPIR at Space Systems, restricted programs and E-2D at Aeronautics Systems, missile products at Defense Systems and airborne radar and restricted programs at Mission Systems.
Year to date 2020 product costs increased $1.0 billion, or 10 percent, consistent with the higher product sales described above and principally reflects a lower product margin at Aeronautics Systems due to lower net favorable EAC adjustments.

NORTHROP GRUMMAN CORPORATION

Service Sales and Costs
Current Quarter
Second quarter 2020 service sales decreased $174 million, or 7 percent, primarily due to a shift toward more product content in the lifecycle of several programs at Defense Systems and completion of certain service programs at Mission Systems.
Second quarter 2020 service costs decreased $134 million, or 6 percent, consistent with the lower service sales described above.
Year to Date
Year to date 2020 service sales decreased $191 million, or 4 percent, primarily due to a shift toward more product content in the lifecycle of several programs at Defense Systems.
Year to date 2020 service costs decreased $168 million, or 4 percent, consistent with the lower service sales described above.
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
Backlog consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2020
Aeronautics Systems	$12,163	$12,556	$24,719	$26,021	(5)%
Defense Systems	6,245	1,728	7,973	8,481	(6)%
Mission Systems	9,548	3,997	13,545	14,226	(5)%
Space Systems	5,908	17,903	23,811	16,112	48%
Total backlog	$33,864	$36,184	$70,048	$64,840	8%
New Awards
Second quarter and year to date 2020 net awards totaled $14.8 billion and $22.7 billion, respectively, and backlog totaled $70.0 billion. Significant second quarter new awards include $7.4 billion for restricted programs, $1.9 billion for Next Gen OPIR, $0.5 billion for E-2D, $0.4 billion for four commercial satellites and $0.3 billion for Triton.
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
At June 30, 2020, we had $4.2 billion in cash and cash equivalents. In March 2020, we issued $2.25 billion of unsecured senior notes to help preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic. We intend to use those proceeds for general corporate purposes, which may include debt repayment and working capital. In April 2020, we entered into a one-year $500 million uncommitted credit facility to provide an additional source of potential financing.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. The CARES Act also provided for a deferral of certain estimated income tax payments by extending the deadline for amounts due in the second quarter to July 15, 2020. Under Section 3610, the CARES Act also authorized the government to reimburse qualifying contractors for certain costs of providing paid leave to employees as a result of COVID-19. The company has begun

NORTHROP GRUMMAN CORPORATION

to seek, and anticipates continuing to seek, recovery for certain COVID-19-related costs under Section 3610 of the CARES Act and through our contract provisions. In addition, the U.S. Department of Defense (DoD) has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and work performed on relevant contracts. We believe these actions should continue to mitigate some COVID-19-related negative impacts to our operating cash flows during the remainder of the year.
Cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.
Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Six Months Ended June 30%
$ in millions	2020	2019	Change
Net earnings	$1,873	$1,724	9%
Non-cash items(1)	810	709	14%
Changes in assets and liabilities:
Trade working capital	(898)	(1,419)	(37)%
Retiree benefits	(473)	(285)	66%
Other, net	32	(35)	(191)%
Net cash provided by operating activities	$1,344	$694	94%

(1)	Includes depreciation and amortization, non-cash lease expense, stock based compensation expense and deferred income taxes.
Year to date 2020 cash provided by operating activities increased $650 million principally due to improved trade working capital and higher net earnings. The improvement in trade working capital reflects CARES Act payroll tax deferrals and increased DoD progress payment rates, partially offset by acceleration of payments to suppliers and pass through of increased progress payments to suppliers.
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
The table below reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended June 30%
$ in millions	2020	2019	Change
Net cash provided by operating activities	$1,344	$694	94%
Less: capital expenditures	(541)	(536)	1%
Free cash flow	$803	$158	408%
Year to date 2020 free cash flow increased $645 million principally due to the increase in net cash provided by operating activities.
Investing Cash Flow
Year to date 2020 net cash used in investing activities was comparable to the prior year period.

NORTHROP GRUMMAN CORPORATION

Financing Cash Flow
Year to date 2020 net cash provided by financing activities was $1.1 billion compared to net cash used in financing activities of $650 million in 2019, principally due to $2.2 billion of net proceeds from the issuance of long-term debt in the first quarter of 2020, partially offset by higher share repurchases.
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
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K, in the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and from time to time in our other filings with the Securities and Exchange Commission (SEC). These risks and uncertainties are amplified by the global COVID-19 pandemic, which has caused and will continue to cause significant challenges, instability and uncertainty. They include:

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

NORTHROP GRUMMAN CORPORATION

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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2020, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that

NORTHROP GRUMMAN CORPORATION

information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2020, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Matters Involving Potential Monetary Damages in Excess of $100,000
The following environmental matter is reported pursuant to SEC Regulation S-K Item 103 because it involves potential monetary damages in excess of $100,000. In June 2016, the U.S. Environmental Protection Agency (EPA) conducted an environmental inspection at the Allegheny Ballistics Laboratory in Rocket Center, WV, which was then and is now operated by Alliant Techsystems Operations LLC (“ATO”). ATO became an indirect subsidiary of the Company approximately 2 years later, in June 2018. On March 3, 2020, EPA notified ATO of a proposed penalty for alleged noncompliance with certain air emission, water discharge and waste management permitting and regulatory requirements. EPA proposed a civil penalty totaling $497,635 and certain non-monetary actions. The Company has disputed the allegations and is in discussions with the government.
Item 1A. Risk Factors
There have been no material changes to our risk factors since our 2019 Annual Report on Form 10-K, except with respect to the risk factor regarding COVID-19 that the company included in the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – The table below summarizes our repurchases of common stock during the second quarter of 2020:

Period	Number of Shares Purchased	Average Price Paid per Share(1)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
March 28, 2020 - April 24, 2020	397,447	$329.41	397,447	$2,849
April 25, 2020 - May 22, 2020	—	—	—	2,849
May 23, 2020 - June 26, 2020	—	—	—	2,849
Total	397,447	$329.41	397,447	$2,849

(1)	Includes commissions paid.
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

NORTHROP GRUMMAN CORPORATION

Item 5. Other Information
As discussed in Notes 1 and 9 to the financial statements, beginning in the second quarter of 2020, the company no longer considers certain unallowable costs as part of management’s evaluation of segment operating performance. As a result, certain unallowable costs, which were previously included in segment operating results, are now reported in Unallocated corporate expense within operating income.
The following tables summarize the effect of this change on our segment information for the three months ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019 and the years ended December 31, 2019, 2018 and 2017. This change has no impact on consolidated operating results. The tables should be read in conjunction with the information contained in the company’s 2019 Annual Report on Form 10-K and the Form 8-K that we filed with the SEC on April 29, 2020, which recasts the disclosures in certain portions of the 2019 Annual Report on Form 10-K to reflect changes in the company’s reportable segments.
As Previously Reported

	2017	2018	2019	2019				2020
	Total	Total	Total	Three Months Ended
$ in millions	Year	Year	Year	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31
Operating income
Aeronautics Systems	$848	$1,107	$1,170	$308	$295	$265	$302	$259
Defense Systems	534	690	781	202	209	199	171	196
Mission Systems	1,157	1,215	1,382	319	332	346	385	348
Space Systems	578	635	781	188	191	187	215	199
Intersegment eliminations	(214)	(200)	(205)	(50)	(49)	(57)	(49)	(49)
Total segment operating income	2,903	3,447	3,909	967	978	940	1,024	953
Net FAS (service)/CAS pension adjustment	638	613	465	108	107	131	119	105
Unallocated corporate expense	(323)	(280)	(405)	(139)	(139)	(120)	(7)	(124)
Total operating income	$3,218	$3,780	$3,969	$936	$946	$951	$1,136	$934
As Recast

	2017	2018	2019	2019				2020
	Total	Total	Total	Three Months Ended
$ in millions	Year	Year	Year	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31
Operating income
Aeronautics Systems	$859	$1,128	$1,188	$311	$299	$269	$309	$263
Defense Systems	539	697	793	204	212	201	176	198
Mission Systems	1,179	1,245	1,408	323	338	351	396	353
Space Systems	582	644	794	190	193	191	220	202
Intersegment eliminations	(214)	(200)	(205)	(50)	(49)	(57)	(49)	(49)
Total segment operating income	2,945	3,514	3,978	978	993	955	1,052	967
Net FAS (service)/CAS pension adjustment	638	613	465	108	107	131	119	105
Unallocated corporate expense	(365)	(347)	(474)	(150)	(154)	(135)	(35)	(138)
Total operating income	$3,218	$3,780	$3,969	$936	$946	$951	$1,136	$934

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

+*10.1	Non-Employee Director Compensation Term Sheet, effective May 20, 2020

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 29, 2020