Form 10-K
period 2020-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2021-01-28
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    Yes ☐    No ☒
As of June 30, 2020, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $51.2 billion.
As of January 25, 2021, 166,718,384 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

ii

NORTHROP GRUMMAN CORPORATION

PART I
Item 1. Business
HISTORY AND ORGANIZATION
History
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global aerospace and defense company. We use our broad portfolio of capabilities and technologies to create and deliver innovative platforms, systems and solutions in space; manned and autonomous airborne systems, including strike; strategic deterrence systems; hypersonics; missile defense; weapons systems; cyber; command, control, communications and computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics and modernization. We participate in many high-priority defense and government programs in the United States (U.S.) and abroad. We conduct most of our business with the U.S. government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state and local governments, as well as commercial customers. For a discussion of risks associated with our operations, see “Risk Factors.”
The company originally was formed in Hawthorne, California, in 1939, as Northrop Aircraft Incorporated and was reincorporated in Delaware in 1985, as Northrop Corporation. Northrop Corporation was a principal developer of flying wing technology, including the B-2 Spirit bomber. The company developed into one of the largest defense contractors in the world through a series of acquisitions, as well as organic growth. In 1994, we acquired Grumman Corporation (Grumman), after which time the company was renamed Northrop Grumman Corporation. Grumman was a premier military aircraft systems integrator and builder of the Lunar Module that first delivered humans to the surface of the moon. In 1996, we acquired the defense and electronics businesses of Westinghouse Electric Corporation, a world leader in the development and production of sophisticated radar and other electronic systems for the nation’s defense, civil aviation, and other U.S. and international applications. In 2001, we acquired Litton Industries, Inc., a global electronics and information technology company, and one of the nation’s leading full service shipbuilders. Also in 2001, we acquired Newport News Shipbuilding Inc., a leading designer and builder of nuclear-powered aircraft carriers and submarines. In 2002, we acquired TRW Inc., a leading developer of military and civil space systems and payloads, as well as a leading global integrator of complex, mission-enabling systems and services. In 2011, we completed the spin-off to our shareholders of Huntington Ingalls Industries, Inc. (HII). HII operates our former Shipbuilding business, comprised largely of a part of Litton Industries and Newport News Shipbuilding. In 2018, we acquired Orbital ATK, Inc., a global leader in the development and production of launch vehicles, missile products and satellites and other space systems. In the fourth quarter of 2020, we entered into a definitive agreement to sell our IT and mission support services business for $3.4 billion in cash, subject to regulatory approvals and customary closing conditions. The sale is expected to close in the first quarter of 2021. The business descriptions below reflect our business as of December 31, 2020 and will evolve subsequent to the planned divestiture of our IT and mission support services business.
Organization
From time to time, we acquire or dispose of businesses and realign contracts, programs or businesses among and within our operating segments. Internal realignments are typically designed to leverage existing capabilities more fully and to enhance efficient development and delivery of products and services. The operating results for all periods presented have been revised to reflect any such changes made through December 31, 2020. We are currently aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
AERONAUTICS SYSTEMS
Aeronautics Systems, headquartered in Palmdale, California, is a leader in the design, development, integration and production of autonomous and manned aircraft systems used for battle management, strike and intelligence, surveillance and reconnaissance (ISR). Aeronautics Systems’ primary customers are the U.S. Air Force, the U.S. Navy, other U.S. government agencies and international customers. The sector is reported in two business areas that reflect our core capabilities: Autonomous Systems and Manned Aircraft.
Autonomous Systems – designs, develops, manufactures, integrates and sustains autonomous aircraft systems for strategic and tactical ISR missions. Strategic ISR programs include high-altitude long-endurance (HALE) autonomous systems, such as the U.S. Air Force RQ-4 Global Hawk, which provides near real-time high resolution imagery of land masses for theater awareness; the U.S. Navy MQ-4C Triton, which provides real-time ISR over vast ocean and coastal regions for maritime domain awareness; the North Atlantic Treaty Organization (NATO) Alliance Ground Surveillance (AGS) system for ISR missions conducted in multinational theater operations; and HALE autonomous ISR systems for Japan and the Republic of Korea. Tactical ISR programs include the U.S. Navy MQ-8B and -8C Fire Scout, ship-based vertical take-off and landing (VTOL) systems that provide situational

NORTHROP GRUMMAN CORPORATION

awareness for maritime forces and precision targeting support; and the Firebird product line, which is available in manned, autonomous and optionally-piloted configurations, and provides flexibility through open architecture and plug-and-play mission payload integration.
Manned Aircraft – designs, develops, manufactures and integrates strategic long-range strike aircraft systems, tactical fighter aircraft and airborne battle management systems. Long-range strike aircraft programs include the U.S. Air Force’s B-21 Raider long-range strike bomber and modernization and sustainment services for the B-2 Spirit bomber. Tactical fighter aircraft programs include the design, development, manufacture and integration of the F-35 Lightning II center fuselage and F/A-18 Super Hornet center/aft fuselage sections. Airborne battle management programs include the E-2D Advanced Hawkeye and E-8C Joint Surveillance Target Attack Radar System (JSTARS).
DEFENSE SYSTEMS
Defense Systems, headquartered in McLean, Virginia, is a leader in the design, development, production, integration, sustainment and modernization of weapon and mission systems for U.S. military and civilian agency customers, and a broad range of international customers. Major products and services include integrated battle management systems, weapons systems, mission system sustainment and modernization, information technology services and intelligence operations. The sector is reported in two business areas that reflect our core capabilities: Battle Management & Missile Systems, and Mission Readiness.
Battle Management & Missile Systems – designs, develops and integrates multi-domain command and control (C2) and weapons systems, including munitions and missiles. The business provides integration and interoperability of net-enabled battle management, sensors, targeting and surveillance systems, as well as air and missile defense C2 systems. It also develops and produces precision strike weapons; advanced propulsion, including high speed air-breathing systems; and high-performance gun systems and precision munitions. Competencies include system and software development; integration of weapon systems; tactical missile and component development and production; and production of advanced fuzes, munitions and defense electronics. Key programs include the Integrated Air and Missile Defense Battle Command System (IBCS) for the U.S. Army and Poland; Counter Rocket, Artillery and Mortar (C-RAM); the U.S. Navy’s Advanced Anti-Radiation Guided Missile (AARGM); Guided Multiple Launch Rocket System (GMLRS); Precision Guidance Kit (PGK); and the Mission Command Training Program (MCTP).
Mission Readiness – provides full life cycle service and support for software, weapons systems and aircraft, and logistics support, sustainment, operations and modernization for air, sea and ground systems. It also provides full life cycle development, modernization and sustainment of information systems; security services including information and cyber operations; and intelligence analysis and support. Competencies include aircraft, electronics and software sustainment and engineering; electronic subsystems modernization; weapon systems logistics support; cyber; data analytics and decision support tools; and IT infrastructure including cloud. Key programs include AAQ-24 and APN-241 sensor sustainment; system sustainment and operations support for the B-2 Spirit bomber, E-8C JSTARS surveillance aircraft, KC-30A multi-role tanker, C-27J transport, UK E-3D Airborne Early Warning and Control System, Global Hawk, Triton, and F-35; the Social Security Administration Information Technology Support Services Contract (SSA-ITSSC); Counter Threat Messaging (CTM) for Joint Services; restricted intelligence operations; and Consular Systems Modernization (CSM) for Department of State.
MISSION SYSTEMS
Mission Systems, headquartered in Linthicum, Maryland, is a leader in advanced mission solutions and multifunction systems, primarily for the U.S. defense and intelligence community and international customers. Major products and services include C4ISR systems; radar, electro-optical/infrared (EO/IR) and acoustic sensors; electronic warfare systems; advanced communications and network systems; cyber solutions; intelligence processing systems; navigation; and maritime power, propulsion and payload launch systems. The sector is reported in four business areas that reflect our core capabilities: Airborne Sensors & Networks; Cyber & Intelligence Mission Solutions; Maritime/Land Systems & Sensors; and Navigation, Targeting & Survivability.
Airborne Sensors & Networks – delivers products, systems and services that support airborne platforms with advanced communications and network systems; multi-function radio frequency (RF) and EO/IR systems; radar, electronic warfare and situational awareness mission systems; and high altitude ISR sensors. Competencies include fire control, surveillance and early warning and control radar systems; electronic attack and electronic support systems; software defined radios and network gateways, communications and counter-communications systems; and multi-sensor processing. Key programs include Airborne Early Warning & Control (AEW&C); Battlefield Airborne Communications Node (BACN); F-35 fire control radar, Distributed Aperture System (DAS), and Communications,

NORTHROP GRUMMAN CORPORATION

Navigation and Identification (CNI) integrated avionics system; LONGBOW Fire Control Radar (FCR); Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (JCREW); Scalable Agile Beam Radar (SABR); and restricted programs.
Cyber & Intelligence Mission Solutions – delivers products, systems and services that support full-spectrum cyber solutions, secure processing, transformational computing, advanced technology development, Signals Intelligence (SIGINT) mission systems and enterprise integration of multi-intelligence mission data across all domains. Competencies include cyber mission management; large-scale cyber solutions for national security applications; cyber survivability; ground software systems; SIGINT sensors and processing; and geospatial intelligence and data fusion, specializing in the collection, processing and exploitation of data. Key programs include exploitation and cyber programs; Enhanced Solutions for the Information Technology Enterprise (E-SITE); the Enterprise Application Managed Services (EAMS) program; the Transforming All-Source Analysis with Location-Based Object Services (TALOS); the Unified Platform System Coordinator program; the Airborne Signals Intelligence Payload (ASIP); and restricted programs.
Maritime/Land Systems & Sensors – delivers products, systems and services that enable maritime and ground platform mission capabilities via sensors, targeting and surveillance systems; electronic warfare systems; mission module integration; power, propulsion and control systems; and missile launchers. Competencies include ground and maritime radar systems; nuclear ship propulsion and power generation systems; shipboard missile and encapsulated payload launch systems; integrated bridge systems; unmanned maritime vehicles; high-resolution undersea sensors; deep-sea packaging; and mission integration. Key programs include the Surface Electronic Warfare Improvement Program (SEWIP) Block III; Ground/Air Task Oriented Radar (G/ATOR); submarine power, propulsion, launch and sensing systems for Ohio, Virginia and Columbia class submarines; AQS-24B Minehunting System; Littoral Combat Ship Mission Module Integration; DDG Modernization; Offshore Patrol Cutter; and restricted programs associated with the maritime operating domain.
Navigation, Targeting & Survivability – delivers products, systems and services that support aircraft platforms with targeting, self-protection and situational awareness mission systems; and provides embedded navigation and positioning sensors for a range of platforms including ships, aircraft, spacecraft and weapons. Competencies include EO/IR and RF self-protection; targeting and surveillance systems; digitized cockpits; and inertial navigation systems. Key programs include the LITENING Advanced Targeting Pod; Large Aircraft and Common Infrared Countermeasures (LAIRCM, DoN LAIRCM, CIRCM) systems; APR-39 DV(2) and EV(2) Radar Warning Receiver programs; AC/MC 130J Radio Frequency Countermeasures; the Embedded Global Positioning System (GPS)/Inertial Navigation Systems-Modernization (EGI-M) program; the UH-60V Black Hawk integrated mission equipment package; and restricted programs.
SPACE SYSTEMS
Space Systems, headquartered in Dulles, Virginia, is a leader in delivering end-to-end mission solutions through the design, development, integration, production and operation of space, missile defense, launch and strategic missile systems for national security, civil government, commercial and international customers. Major products include satellites and payloads; ground systems; missile defense systems and interceptors; launch vehicles and related propulsion systems; and strategic missiles. The sector is reported in two business areas that reflect our core capabilities: Launch & Strategic Missiles, and Space.
Launch & Strategic Missiles – designs, develops, manufactures and integrates large strategic missile systems; missile defense systems; small- and medium-class space launch vehicles to place satellites into earth orbit and escape trajectories; and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. Competencies include large strategic missile design, integration, production, and sustainment as well as the production of medium- and large-class rocket propulsion systems for human and cargo launch vehicles, hypersonic boosters and missile defense interceptors. Key programs include missile defense systems, interceptors, and boosters for the Missile Defense Agency's (MDA) Ground-based Midcourse Defense (GMD) system and Ground Based Interceptor (GBI); the Antares rocket used in the execution of our Commercial Resupply Services (CRS) contracts with the National Aeronautics and Space Administration (NASA); the development and production of solid rocket motors for NASA’s Space Launch System (SLS) heavy lift vehicle; medium-class solid rocket motors for the U.S. Navy's Trident II Fleet Ballistic Missile program; Ground Based Strategic Deterrent (GBSD) Engineering & Manufacturing Development (EMD) program; and the Intercontinental Ballistic Missile (ICBM) Ground Subsystem Support Contract (GSSC).
Space – designs, develops, manufactures and integrates spacecraft systems, subsystems, sensors, payloads and ground systems to deliver mission capability to national security, science and environmental, communications, on-orbit servicing, and human-rated space systems for earth orbit and deep-space exploration missions. Much of this business is performed through restricted programs. Key unrestricted programs include the Cygnus spacecraft used in

NORTHROP GRUMMAN CORPORATION

the execution of our CRS contracts with NASA; Advanced Extremely High Frequency (AEHF), Enhanced Polar System (EPS), Evolved Strategic SATCOM (ESS), and Protected Tactical SATCOM (PTS) payloads providing survivable, protected communications to U.S. forces; Next-Generation Overhead Persistent Infrared Program (OPIR) satellites and payloads providing data for missile defense; and the James Webb Space Telescope (JWST), a large infrared telescope being built for NASA that will be deployed in space to study the origins of the universe.
SELECTED FINANCIAL DATA
For a summary of selected consolidated financial information, see “Selected Financial Data” under Part II - Item 6.
CUSTOMER CONCENTRATION
Our largest customer is the U.S. government. Sales to the U.S. government accounted for 84 percent, 83 percent and 82 percent of sales during the years ended December 31, 2020, 2019 and 2018, respectively. For further information on sales by customer type, contract type and geographic region, see Note 16 to the consolidated financial statements. No single program accounted for more than ten percent of total sales during any period presented. See “Risk Factors” for further discussion regarding risks related to customer concentration.
COMPETITIVE CONDITIONS
We compete with many companies in the defense, intelligence and federal civil markets. Boeing Company, General Dynamics, L3Harris Technologies, Lockheed Martin, and Raytheon Technologies are some of our primary competitors. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of competitors bidding on program opportunities and the number of bid protests (competitor protests of U.S. government procurement awards).
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
BACKLOG
At December 31, 2020, total backlog, which is equivalent to the company’s remaining performance obligations, was $81.0 billion as compared with $64.8 billion at December 31, 2019. For further information, see “Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 1 to the consolidated financial statements.
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
HUMAN CAPITAL
Creating a diverse, talented and inclusive workplace is central to our culture, employee engagement, innovation and excellence, and in performing and delivering on our commitments. Our culture is an important factor in our ability to continue attracting and retaining qualified employees, particularly those with security clearances and requisite skills in multiple areas, including science, technology, engineering and math. This focus was a factor in our ability to hire approximately 13,000 new employees in 2020.

NORTHROP GRUMMAN CORPORATION

Additional information regarding our human capital strategy is available in our comprehensive Sustainability Report and Proxy Statement that can be found on our company website. Information on our website, including our Sustainability Report, is not incorporated by reference into this Annual Report.
Our Values and Culture
Our values reflect our priorities and form the bedrock of our culture:
•We do the right thing – we earn trust, act with ethics, integrity and transparency, treat everyone with respect, value diversity and foster safe and inclusive environments.
•We do what we promise – we own the delivery of results, focused on quality.
•We commit to shared success – we work together to focus on the mission and take accountability for the sustainable success of our people, customers, shareholders, suppliers and communities.
•We pioneer – with fierce curiosity, dedication and innovation, we seek to solve the world’s most challenging problems.
We believe our values are vital to the continued and future success of the company, and in our ability to attract and retain a diverse workforce. Our values are also integral to our commitment to long-term sustainability, with robust environmental, social and governance practices across our company.
Our annual employee survey gives employees the opportunity to provide feedback on our culture. This survey is managed by a third-party vendor to encourage candor and solicit feedback on many aspects of engagement, including company leadership, culture, inclusion and career development. In 2020, our employee response rate was 84%, an indication that our employees believe their feedback is important. Our leaders review the survey feedback and work with their teams to take action based on survey results.
Diversity, Equity and Inclusion
Diversity, equity and inclusion are, and have long been, critical to our culture and our company’s success. This focus enhances engagement and increases innovation and quality, enabling us to deliver better performance for our shareholders, customers, and employees. Diversity is one of the company’s non-financial ESG performance metrics and is reviewed by the Board of Directors. Across our total employee population, as of December 31, 2020, 25% are female, 36% are people of color, 18% are veterans and 8% are persons with disabilities. Over the past 10 years, at the vice president level, we have doubled the representation of females from 16% to 32% and increased the representation of people of color by approximately 65%, from 11% to 18%.
Talent Development
We develop and retain our employees with the skills and capabilities to support the company’s growth and innovation. We offer our employees career-specific tools and resources and support development opportunities through our Education Assistance Program, early education rotation program, apprenticeships and robust training at all levels.
Collective Agreements
Approximately 4,000 employees are covered by 17 collective agreements in the U.S., of which we negotiated six renewals in 2020 and expect to negotiate five renewals in 2021.
See “Risk Factors” for further discussion regarding risks related to our workforce and employee relations.
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
Contracts
We generate the majority of our business from long-term contracts with the U.S. government for development, production and support activities. Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. government pursuant to the Federal Acquisition Regulation (FAR) and U.S. government Cost Accounting Standards (CAS). Examples of costs incurred by us and not billed to the U.S. government in

NORTHROP GRUMMAN CORPORATION

accordance with the FAR and CAS include, but are not limited to, unallowable employee compensation costs, certain legal costs, charitable donations, interest expense and advertising costs.
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
The following table summarizes sales for the year ended December 31, 2020, recognized by contract type and customer category:

$ in millions	U.S. Government(1)	International(2)	Other Customers	Total	Percentage of Total Sales
Cost-type contracts	$17,706	$710	$22	$18,438	50%
Fixed-price contracts	13,197	4,478	686	18,361	50%
Total sales	$30,903	$5,188	$708	$36,799	100%
(1)Sales to the U.S. government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government. Each of the company’s segments derives substantial revenue from the U.S. government.
(2) International sales include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is an international customer. These sales include foreign military sales contracted through the U.S. government.
Environmental
Our operations are subject to and affected by federal, state, local and foreign laws, regulations and enforcement actions relating to protection of the environment. In 2015, we announced our 2020 environmental sustainability goals: to reduce absolute greenhouse gas emissions by 30 percent from 2010 levels; to reduce potable water use by

NORTHROP GRUMMAN CORPORATION

20 percent from 2014 levels; and to achieve a 70 percent solid waste diversion rate (away from landfills). We are currently measuring our performance to those goals and are in the process of developing new environmental sustainability goals for 2021 and beyond.
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
Industry and Economic Risks
▪We depend heavily on a single customer, the U.S. government, for a substantial portion of our business. Changes in this customer’s priorities and spending could have a material adverse effect on our financial position, results of operations and/or cash flows.
Our primary customer is the U.S. government, from which we derived 84 percent of our sales in 2020; we have a number of large programs with the U.S. Department of the Air Force, in particular. The U.S. government has been implementing significant changes and spending levels have fluctuated and may continue to fluctuate over time even more so. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in the threat environment, defense spending levels, government priorities, political leadership, procurement strategy, military strategy and planning; or broader changes in social, economic or political demands and priorities. The U.S. government also has the ability to delay, modify or cancel ongoing competitions, procurements and programs, as well as to change its future acquisition strategy.
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
▪Significant delays or reductions in appropriations for our programs and U.S. government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.
U.S. government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on an annual fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract. More broadly, we cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. Laws and plans adopted by the U.S. government relating to, along with pressures on and uncertainty surrounding the federal budget, potential changes in priorities and defense spending levels, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on new starts) and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event government funding for our significant programs becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contract or subcontract for such programs may be terminated or adjusted by the U.S. government or the prime contractor.
The U.S. continues to face an uncertain and changing political environment and substantial fiscal and economic challenges, which affect funding for discretionary and non-discretionary budgets. The Budget Control Act of 2011 (BCA) mandated spending caps for all federal discretionary spending across a ten-year period (FY 2012 through FY 2021), including specific limits for defense and non-defense spending. In prior years, these spending caps have been revised by separate bills for specific fiscal years.
In August 2019, the Bipartisan Budget Act of 2019 was enacted, increasing spending caps under the Budget Control Act (BCA) for FY 2020 and FY 2021, the final two fiscal years covered by the BCA, and suspending the debt ceiling through July 31, 2021. In February 2020, the then President proposed a budget request for FY 2021, which addressed various capabilities highlighted in the U.S. National Security Strategy, the National Defense Strategy and the Missile Defense Review. On December 27, 2020, FY 2021 appropriations were enacted under the Consolidated Appropriations Act of 2021.
The budget environment and uncertainty surrounding the appropriations processes and the debt ceiling, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the new Administration and Congress, and what challenges budget reductions will present for the defense industry. If annual appropriations bills are not timely enacted, the U.S. government may continue to operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face a government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability effectively to progress programs and to make timely payments, and our ability to perform on our U.S. government contracts and successfully compete for new work.
We believe continued budget pressures could have serious negative consequences for the security of our country, the defense industrial base, including Northrop Grumman, and the customers, employees, suppliers, investors and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in this environment could have long-term implications for our company and the entire defense industry.

NORTHROP GRUMMAN CORPORATION

Funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, budget cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers have previously indicated are areas of focus for future defense spending, changing priorities, budget pressures, defense spending cuts, challenges in the appropriations process, the debt ceiling and ongoing fiscal debates remain uncertain.
Significant delays or reductions in appropriations for our current and future programs; long-term funding under a continuing resolution; an extended debt ceiling breach or government shutdown; and/or future budget and program decisions, among other items, may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.
▪We use estimates when accounting for contracts. Contract cost growth or changes in estimated contract revenues and costs could affect our profitability and our overall financial position.
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
Our risk varies with the type of contract. Due to their nature, fixed-price contracts inherently tend to have more financial risk than cost-type contracts. In 2020, approximately half of our sales were derived from fixed-price contracts. We typically enter into fixed-price contracts where costs can be more reasonably estimated based on actual experience, such as for production programs. In addition, our contracts contain provisions relating to cost controls and audit rights. If the terms specified in our contracts are not met, our profitability may be reduced and we may incur a loss.
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

NORTHROP GRUMMAN CORPORATION

of the affected contracts and on our overall financial position, results of operations and/or cash flows. See “Critical Accounting Policies, Estimates and Judgments” in MD&A.
▪Competition within our markets and bid protests may affect our ability to win new contracts and result in reduced revenues and market share.
We operate in highly competitive markets and our competitors may have more financial capacity, more extensive or specialized engineering, manufacturing, or marketing capabilities in some areas, or be willing to accept more risk or lower profitability in competing for contracts. We have seen, and anticipate we will continue to see, increased competition in some of our core markets, especially as a result of budget pressures for many customers, a continued focus on affordability and competition, and our own success in winning business. We are facing increasing competition in the U.S. and outside the U.S. from U.S., foreign and multinational firms, including new entrants. In some instances outside the U.S., foreign companies may receive loans, marketing subsidies and other assistance from their governments that may not be available to U.S. companies and foreign companies may be subject to fewer restrictions on technology transfer. Additionally, some customers, including the DoD, are turning to commercial contractors, rather than traditional defense contractors, for some products and services, and may utilize small business contractors or determine to source work internally rather than hiring a contractor.
We are also seeing a significant number of bid protests from unsuccessful bidders on new program awards. Bid protests can result in contract modifications or the award decision being reversed and loss of the contract award. Even where a bid protest does not result in the loss of an award, the resolution can extend the time until the contract activity can begin, and delay earnings.
If we are unable to continue to compete successfully against our current or future competitors, or prevail in protests, or to prevail against other attempts to interfere with our ability to obtain and retain awards, we may experience declines in future revenues and market share, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
Legal and Regulatory Risks
▪We are subject to various investigations, claims, disputes, enforcement actions, litigation, arbitration and other legal proceedings that could ultimately be resolved against us.
The size, nature and complexity of our business make us susceptible to investigations, claims, disputes, enforcement actions, prosecutions, litigation and other legal proceedings, particularly those involving governments (including federal, state and outside the U.S.), which may be increasingly aggressive. We are and may become subject to investigations, claims, disputes, enforcement actions and administrative, civil or criminal litigation, arbitration or other legal proceedings globally and across a broad array of matters, including, but not limited to, government contracts, commercial transactions, false claims, false statements, antitrust, compliance with government orders, mischarging, contract performance, fraud, procurement integrity, products liability, warranty liability, the use of hazardous materials, personal injury claims, environmental, shareholder derivative actions, prior acquisitions and divestitures, intellectual property, tax, employees, export/import, anti-corruption, labor, health and safety, the COVID-19 pandemic and the company’s response to it, accidents, launch failures and employee benefits and plans, including plan administration, improper payments, and issues related to privacy and security (cyber and physical), as well as matters relating to the Orbital ATK Federal Trade Commission decision and order. These matters could divert financial and management resources; result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements), compensatory, treble or other damages, non-monetary relief or actions, or other liabilities; and otherwise harm our business and our ability to obtain and retain awards. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export/import privileges for the company or one or more of its components. Suspension or debarment or criminal resolutions in particular could have a material adverse effect on the company because of our reliance on government contracts and export authorizations. An investigation, claim, dispute, enforcement action or litigation, even if not substantiated or fully indemnified or insured, could also negatively impact our reputation among our customers and the public, and make it substantially more difficult for us to compete effectively for business, obtain and retain awards or obtain adequate insurance in the future. Investigations, claims, disputes, enforcement actions, litigation or other legal proceedings could have a material adverse effect on our financial position, results of operations and/or cash flows.
▪Our reputation, our ability to do business and our financial position, results of operations and/or cash flows may be impacted by the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate.

NORTHROP GRUMMAN CORPORATION

We have implemented policies, procedures, training and other compliance controls, and have negotiated terms designed to prevent misconduct by employees, agents or others working on our behalf or with us that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy, or the terms of our contracts. However, we cannot ensure that we will prevent all such misconduct committed by our employees, agents, subcontractors, suppliers, business partners or others working on our behalf or with us. We have in the past experienced and may in the future experience such misconduct, despite a vigorous compliance program. This risk of improper conduct may increase as we continue to expand globally, with greater opportunities and demands to do more business with local and new partners. At the same time, law enforcement agencies are continuing to focus on combating global corruption. In the ordinary course of our business we form and are members of joint ventures (with that term used throughout to refer to joint efforts or business arrangements of any type). Notwithstanding our robust process, we may be unable to prevent misconduct or violations of applicable laws by these joint ventures (including their officers, directors and employees) or our partners. Improper actions by those with whom or through whom we do business (including our employees, agents, subcontractors, suppliers, business partners and joint ventures) could subject us to administrative, civil or criminal investigations and enforcement actions; monetary and non-monetary penalties; liabilities; and the loss of privileges and other sanctions, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.
▪As a U.S. government contractor, we and our partners are subject to various procurement and other laws, regulations and contract terms applicable to our industry and we could be adversely affected by changes in such laws, regulations and terms, or any negative findings by the U.S. government as to our compliance with them. We also may be adversely affected by changes in our customers’ business practices globally.
U.S. government contractors (including their subcontractors and others with whom they do business) must comply with many significant procurement regulations and other specific legal requirements. These regulations and other requirements, although often customary in government contracting, increase our performance and compliance costs and risks and are regularly evolving. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity and related certification requirements for our company and our partners, privacy, information protection, cost accounting, recovery of employee compensation costs, counterfeit parts, pensions, anti-human trafficking, specialty metals, conflict minerals and use of certain non-US equipment) can significantly increase our costs and risks and reduce our profitability.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and the DoD Inspector General. These agencies review performance under our contracts, our cost structure and accounting, and our compliance with applicable laws, regulations, terms and standards, as well as the adequacy of our systems and processes in meeting government requirements. Costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions, forfeiture of profits or suspension or debarment. Whether or not illegal activities are alleged, the U.S. government has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate, with significant financial impact, regardless of the ultimate outcome. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our business partners.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices globally, largely as a result of an increased focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds to key areas for future defense spending. We have experienced and may continue to experience an increased number of audits and challenges to government accounting matters and business systems for current and past years, as well as a lengthened period of time required to close open audits, an increased number of broad requests for information and an increased risk of withholding of payments. For example, the thresholds for certain allowable costs in the U.S., including compensation costs, have been significantly reduced; the allowability of other types of costs, including certain costs related to environmental remediation and pensions, and certain assumptions used by the company to determine pension expense, are being challenged, debated and, in certain cases, modified, all with potentially significant financial costs to the company. The U.S. government is also pursuing alternatives to shift additional responsibility and performance risks to the contractor. The U.S. government has been pursuing and may continue to pursue policies that could negatively impact our profitability. Changes in procurement practices favoring incentive-based fee arrangements; different award criteria; non-traditional contract

NORTHROP GRUMMAN CORPORATION

provisions; and government contract negotiation offers that indicate what our costs should be, among others, also may affect our profitability and predictability.
We (again, including our subcontractors and others with whom we do business) also are subject to, and expected to perform in compliance with, a vast array of federal, state and local laws, regulations, contract terms and requirements related to our industry, our products and the businesses we operate. These laws and regulations include, but are not limited to, the Truthful Cost or Pricing Data Act, False Claims Act, Procurement Integrity Act, Federal Communications Commission Act, CAS, FAR, International Traffic in Arms Regulations promulgated under the Arms Export Control Act, Export Administration Regulations promulgated under the Export Control Reform Act, Close the Contractor Fraud Loophole Act and FCPA, as well as orders, rules and regulations administered by the Bureau of Alcohol, Tobacco, Firearms and Explosives, and those related to pandemics. If we are found to have violated any such requirements, or are found not to have acted responsibly, we may be subject to reductions of the value of contracts; contract modifications or termination; the withholding of payments from our customer; the loss of export/import privileges; administrative or civil judgments and liabilities; criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements; other sanctions; the assessment of penalties, fines, or compensatory, treble or other damages or non-monetary relief or actions; or suspension or debarment.
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
▪Environmental matters, including unforeseen costs associated with compliance and remediation efforts, and government and third party claims, could have a material adverse effect on our reputation and our financial position, results of operations and/or cash flows.
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
We incur, and expect to continue to incur, substantial remediation costs related to the cleanup of pollutants previously released into the environment. Stricter or different enforcement of existing laws and regulations; new laws, regulations or cleanup requirements; discovery of previously unknown or more extensive contamination or new contaminants; imposition of fines, penalties, compensatory or other damages (including natural resource damages); a determination that certain remediation or other environmental costs are unallowable; rulings on allocation or insurance coverage; and/or the insolvency or other inability or unwillingness of other parties to pay their share of such costs could require us to incur material additional costs in excess of those anticipated. We also incur, and expect to continue to incur, additional costs to meet environmental sustainability goals increasingly required by our stakeholders.
We also are and may become a party to various legal proceedings and disputes involving government and private parties (including individual and class actions, and water districts) relating to alleged impacts from pollutants released into the environment. These matters could result in compensatory or other damages, fines, penalties, and non-monetary relief, and adverse determinations on allowability or insurance coverage.
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, substantial remediation and other costs and liabilities related to environmental conditions in Bethpage. Applicable remediation standards and other requirements to which we are subject may continue to change, our costs may increase materially, and those costs may not be fully recoverable. We have reached a tentative agreement with the State of New York regarding the steps we will take to implement the State’s Amended Record of Decision and to resolve certain other potential claims, including for natural resource damages. The State is preparing to file a new consent decree reflecting the agreement and to seek court approval. In addition, we are a party to various, and expect to become a party to additional, legal proceedings and disputes related to remediation, environmental impacts, costs, and the allowability of costs we incur, including with federal and state entities

NORTHROP GRUMMAN CORPORATION

(including the United States Navy, the Defense Contract Management Agency, the state, local municipalities and water districts) and insurance carriers, as well as class action and individual plaintiffs alleging personal injury and property damage and seeking both monetary and non-monetary relief. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages, determinations on allowability, allocation, and insurance coverage, and non-monetary relief.
In addition, government and private parties could seek to hold us responsible for liabilities or obligations related to former operations that have been divested or spun-off (including our former shipbuilding business) and/or for which we believe other parties have agreed to be responsible and/or to indemnify us, directly or indirectly. The indemnity related rights we have may not be sufficient to protect us against such liabilities.
The impact of these factors is difficult to predict, but one or more of them could harm our reputation and business and have a material adverse effect on our financial position, results of operations and/or cash flows.
▪Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our profitability and cash flow.
We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable U.S. (federal, state and local) or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability as they did in 2017 upon passage of the Tax Cuts and Jobs Act. In addition, the final determination of any state or federal tax audits or related litigation could be materially different from our historical income tax provisions and accruals.
As a result of the acquisition of Orbital ATK, Inc. (OATK) in 2018, we are subject to outstanding tax audits and may be subject to future tax audits and legal challenges involving OATK and its subsidiaries, the spinoff of its then subsidiary Vista Outdoor Inc. (Vista) in 2015 and related matters. OATK has a tax matters agreement with Vista, pursuant to which, in certain circumstances and subject to certain limitations, Vista is required to indemnify OATK against taxes on the spinoff. However, there are circumstances pursuant to which we may be unable to obtain an indemnification payment or we may be required to indemnify Vista for such taxes under the tax matters agreement.
Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have a material adverse effect on our financial position, results of operations and/or cash flows.
Business and Operational Risks
▪We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of coronavirus disease 2019 (“COVID-19”). Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility of an unprecedented nature. Although we have, to date, managed to continue most of our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows. (For further information relating to our company’s experience to date, and various steps taken related to the risks presented by the COVID-19 pandemic, see Management’s Discussion and Analysis of Financial Condition and Results of Operations).
Our operations may be further impacted by the COVID-19 pandemic if significant portions of our workforce are unable to work effectively, including because of illness, quarantines or absenteeism; steps the company has taken to protect health and well-being; government actions; facility closures; work slowdowns or stoppages; inadequate supplies or resources (such as reliable personal protective equipment, testing and vaccines); or other circumstances related to COVID-19. Looking forward, we may be unable to perform fully on our contracts, we may experience interruptions in our business and we may incur liabilities and suffer losses as a result. We will continue to incur additional costs as a result of the COVID-19 outbreak, including to protect the health and well-being of our employees and as a result of impacts on operations and performance, which costs we may not be fully able to recover. We may be subject to additional regulatory requirements, enforcement actions and litigation, again with costs and liabilities that are not fully recoverable or insured. The continued spread of COVID-19 may also affect our ability to hire, develop and retain our talented and diverse workforce, and to maintain our corporate culture.
The continued global pandemic, including the economic impact, are likely also to cause further disruption in our supply chain. If our suppliers have increased challenges with their workforce (including as a result of illness,

NORTHROP GRUMMAN CORPORATION

absenteeism or government orders), facility closures, access to necessary components and supplies, access to capital, and access to fundamental support services (such as shipping and transportation), they may be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We may incur additional costs and delays in our business, including as a result of higher prices, schedule delays or the need to identify and develop alternative suppliers, and we may need to provide additional resources to support our suppliers or otherwise continue performance under our contracts. In some instances, we may be unable to do that, incurring additional liabilities under our current contracts and hampering new ones.
The global COVID-19 crisis is putting extraordinary pressures on the U.S. government and governments around the world. It could cause delays or limits in the ability of the government and other customers to perform, including making timely payments and awards to us, negotiating contracts and agreeing appropriate costs for recovery, performing quality inspections, supporting testing, accepting delivery, approving security clearances (for individuals and facilities), and providing necessary personnel, equipment and facilities. In addition, as a result of the COVID-19 crisis, there may be changes in our customers’ priorities and practices, as our customers in both the U.S. and globally confront competing budget priorities and limited resources. These changes may impact current and future programs, customer priorities, government payments and other practices, procurements, and funding decisions.
While we have significant sources of cash and liquidity and access to committed and uncommitted credit lines, a prolonged period of generating lower cash from operations could adversely affect both our financial condition and the achievement of our strategic objectives. Additionally, there can be no assurance that we will not face credit rating downgrades, and such downgrades could adversely affect our cost of funds, liquidity and access to capital markets. The current market volatility may also impact investment performance and our expected asset valuations and returns, which could materially impact the calculation of long-term liabilities such as our pension obligations.
We continue to work with our stakeholders (including customers, employees, suppliers and local communities) in an effort to address responsibly this global pandemic. We continue to monitor the situation, to assess further possible implications to our employees, business, supply chain and customers, and to take certain actions in an effort to mitigate various adverse consequences.
We expect that the longer the COVID-19 pandemic, including its economic disruption, continues, the greater the adverse impact on our business operations, financial performance and results of operations could be. Given the tremendous uncertainties and variables, we cannot at this time predict the impact of the global COVID-19 pandemic, or any future pandemic, but any one could have a material adverse impact on our business, financial position, results of operations and/or cash flows.
▪Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, laws and regulations.
Sales to customers outside the U.S. are an important component of our strategy. Our international business (including our participation in joint ventures and other joint business arrangements, requirements for local content, and our global supply chain) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if and as our international business continues to grow.
Our international business is subject to both U.S. and foreign laws and regulations, including, without limitation, laws and regulations relating to export/import controls, sanctions, technology transfer restrictions, government contracts and procurement, data privacy and protection, investment, exchange rates and controls, the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws, the anti-boycott provisions of the U.S. Export Control Reform Act, labor and employment, works councils and other labor groups, anti-human trafficking, taxes, environment, immunity, security restrictions and intellectual property. Failure by us, our employees, affiliates, partners or others with whom we work to comply with applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of our export/import privileges. Our customers outside of the U.S. generally have the ability to terminate contracts for default based on performance. Suspension or debarment, or termination of a contract due to default, in particular, could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally. Despite robust processes, we also face risks related to the unintended or unauthorized use of our products.

NORTHROP GRUMMAN CORPORATION

Changes in laws, regulations, political leadership and environment, political relations and instability, and/or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets, including sales to customers outside the U.S. and purchases from suppliers outside the U.S. Our international business may be impacted by changes in U.S. and foreign national policies and priorities, and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership, geopolitical uncertainties, world events, bilateral and multi-lateral relationships, government budgets, and economic and political factors more generally, and any of which could impact funding for programs, our ability to perform and/or export authorizations, or delay purchasing decisions or customer payments. We also could be affected by the legal, regulatory and economic impacts of Britain’s exit from the European Union, the full impact of which is not known at this time. Global economic conditions and fluctuations in foreign currency exchange rates could further impact our business. For example, the tightening of credit in financial markets outside of the U.S. could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments.
Our contracts with non-U.S. customers may also include terms and reflect legal requirements that create additional risks. They may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other operational or financial obligations, including offset obligations, and provide for significant penalties if we fail to meet such requirements. They may also require us to enter into letters of credit, performance or surety bonds, bank guarantees and/or other financial arrangements to secure our performance obligations. We also are dependent on in-country suppliers and we face risks related to their failure to perform in accordance with the contracts and applicable laws, particularly where we rely on a sole source supplier. Our ability to sell products outside the U.S. could be adversely affected if we are unable to design our products for export on a cost effective basis or to obtain and retain all necessary export licenses and authorizations on a timely basis. We face risks related to our products that are approved for export, but may be subject to the U.S. government changing or revoking the export authorization after the product is ordered. Our ability to conduct business outside of the U.S. also depends on our ability to attract and retain sufficient qualified personnel with the skills and/or security clearances in the markets in which we do business. More broadly, our ability effectively to pursue and execute contracts outside the U.S. also may be impacted by our ability to partner successfully with non-U.S. companies, including through joint ventures, teaming agreements, co-production or other arrangements, in support of such pursuits. This risk includes the ability to timely identify and negotiate appropriate arrangements with local partners as well as potential exposure for their actions. This risk may increase, depending on local requirements regarding who we partner with and under what circumstances, particularly where we are effectively required to partner with government-affiliated entities.
The products and services we provide, including those provided by subcontractors and joint ventures in which we have an interest, are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts and/or developing legal systems. This may increase the risk to our employees, subcontractors or other third parties, and/or increase the risk of a wide range of liabilities, as well as loss of property or damage to our products.
The occurrence and impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations and/or cash flows.
▪Our business could be negatively impacted by cyber and other security threats or disruptions.
As a defense contractor, we face significant cyber and other security threats, including attempts to gain unauthorized access to and to harm sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security and viability of our facilities, infrastructure, products and supply chain; and threats from terrorist acts or other acts of aggression. Our customers and partners (including our supply chain and joint ventures) often face similar threats and growing requirements, including ones for which others may seek to hold us responsible. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. These threats could lead to losses or misuse of sensitive information or capabilities; theft of data; harm to personnel, infrastructure or products; financial liabilities; and the misuse of our products, as well as damage to our reputation as a government contractor and provider of cyber-related or cyber-protected goods and services.
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

NORTHROP GRUMMAN CORPORATION

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
▪Our earnings and profitability depend, in part, on subcontractor and supplier performance and financial viability as well as raw material and component availability and pricing.
We rely on other companies to provide raw materials, chemicals and components and subsystems for our products and to produce hardware elements and sub-assemblies, provide software and intellectual property, provide information about the parts they supply to us, and perform some of the services we provide to our customers, and to do so in compliance with all applicable laws, regulations and contract terms. Disruptions or performance problems caused by our subcontractors and suppliers, failure to meet regulatory or contractual requirements, or a misalignment between our contractual obligations to our customers and our agreement with our subcontractors and suppliers, could have various impacts on the company, including on our ability to meet our commitments to customers.
Our ability to perform our obligations on time could be adversely affected if one or more of our subcontractors or suppliers were unable to provide the agreed-upon products, materials or information, or perform the agreed-upon services in a timely, compliant and cost-effective manner or otherwise to meet the requirements of the contract or applicable regulations. Changes in political or economic conditions, including changes in defense budgets or credit availability or sanctions, or other changes impacting a subcontractor or supplier (including changes in ownership or operations), as well as their ability to retain talent and other resources, and requirements or changes in requirements imposed on them by other customers, could adversely affect the financial stability of our subcontractors and suppliers and/or their ability to perform. The inability of our suppliers to perform, or their inability to perform adequately, could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other resources to support our existing suppliers. This risk may increase as the demands grow for our subcontractors and suppliers to meet extensive government-related cyber and other requirements.
In connection with our U.S. government contracts, we are required to procure certain materials, components and parts from supply sources approved by the customer. Among many other examples, we require assured access to microelectronics. We also are facing increased and changing regulatory requirements, both domestically and internationally, many of which apply to our subcontractors and suppliers. As a prime, we are often responsible for not only our compliance with these regulatory requirements, but that of our subcontractors and suppliers too. In some cases, there may be only one supplier, or one domestic supplier, for certain components. If a supplier cannot appropriately meet our needs, experiences disruptions to production or is otherwise unavailable or not fully available, we may be unable to find a suitable alternative.
Our procurement practices are intended to reduce the likelihood of our procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials. We rely on our subcontractors and suppliers to comply with applicable laws, regulations and contract terms, including regarding the parts or materials we procure from them; in some circumstances, we rely on certifications provided by our subcontractors and suppliers regarding their compliance. We also rely on our subcontractors and suppliers effectively to mitigate the risk of cyber and security threats or other disruptions with respect to the products, components and services they deliver to us and the information entrusted to them by us or our customers and to comply with applicable contractual terms and laws and regulations, including cybersecurity and related certification requirements.
If our subcontractors or suppliers fail to perform or we are unable to procure, or experience significant delays in deliveries of, needed products, materials or services; or if they do not comply with all applicable laws, regulations,

NORTHROP GRUMMAN CORPORATION

requirements and contract terms, including if what we receive is counterfeit or otherwise improper, our financial position, results of operations and/or cash flows could be materially adversely affected.
▪Our ability to win new competitions and meet the needs of our customers depends, in part, on our ability to maintain a qualified workforce.
Our operating results and growth opportunities are heavily dependent upon our ability to attract and retain sufficient personnel with security clearances and requisite skills in multiple areas, including science, technology, engineering and math, and who share our values and are able to operate effectively consistent with our culture. Outside the U.S., it is increasingly important that we are also able to attract and retain personnel with relevant local qualifications and experience. We are facing competition for talent, both with traditional defense companies and commercial companies. If qualified personnel are scarce or difficult to attract or retain or if we experience a high level of attrition, generally or in particular areas, or if such personnel are unable to obtain security clearances on a timely basis, we could experience higher labor, recruiting or training costs in order to attract and retain necessary employees. There is also the risk that we are unable to achieve our diversity, equity and inclusion objectives or, more broadly, to meet sustainability goals increasingly required by our shareholders, employees and other stakeholders.
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
▪Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet our contractual obligations could adversely affect our profitability, reputation and future prospects.
We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments, including some under highly demanding operating conditions, to accomplish challenging missions. Problems and delays in development or delivery, or system failures, as a result of issues with respect to design, technology, research and development funding, intellectual property rights, labor, inability to achieve learning curve assumptions, inability to manage effectively a broad array of programs, manufacturing materials or components, or subcontractor performance could prevent us from meeting requirements and create significant risk and liabilities. Similarly, failures to perform on schedule or otherwise to fulfill our contractual obligations could negatively impact our financial position, reputation and ability to win future business.
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

NORTHROP GRUMMAN CORPORATION

adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows.
▪Our business is subject to disruption caused by natural disasters that could adversely affect our profitability and our overall financial position.
We have significant operations, including centers of excellence, located in regions that may be exposed to hurricanes, earthquakes, other damaging storms, water levels, wildfires and other natural disasters. Our subcontractors and suppliers are also subject to natural disasters that could affect their ability to deliver or perform under a contract, including as a result of disruptions to their workforce and critical industrial infrastructure needed for normal business operations. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural disasters, the nature, frequency and severity of which may be impacted by climate change, and delays in recovery may be significant.
If insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs or if we experience a significant disruption to our business due to a natural disaster, it could have a material adverse effect on our financial position, results of operations and/or cash flows.
▪We provide products and services related to hazardous and high risk operations, which subjects us to various environmental, regulatory, financial, reputational and other risks.
We provide products and services related to hazardous and high risk operations. Among other such operations, our products and services are used in nuclear-related activities (including nuclear-powered platforms) and used in support of nuclear-related operations of third parties. In addition, certain of our products are provided with space launch services. We use and provide energetic materials and solid rocket motors, including products that involve highly explosive or flammable elements. We develop missile systems, and counter systems, including strategic deterrents, as well as subsystems and components. All of these activities subject us to various extraordinary risks, including (1) potential liabilities relating to nuclear or launch-related incidents, unintended initiation of energetic materials and explosions, including risk of personal injury, property damage and environmental harm; (2) to the harmful effects on the environment and human health that may result from nuclear-related activities, operations or incidents, as well as the storage, handling and disposal of radioactive materials; and (3) to failed launches. We may be subject to reputational harm and potential liabilities arising out of a nuclear, launch or explosive incident, among others, whether or not the cause was within our control, and insurance may not be available. Under some circumstances, the U.S. government and prime contractors may provide for certain indemnification and other protection under certain of our government related contracts, including pursuant to, or in connection with, Public Law 85-804, 10 U.S.C. 2354, the Price-Anderson Nuclear Industries Indemnity Act and the Terrorism Risk Insurance Reauthorization Act, for certain risks, but those protections may not be available and they are limited in scope.
Certain of our products, such as small, medium and large caliber ammunition and solid rocket motors and liquid propulsion engines, involve the use, manufacture and/or handling of a variety of explosive and flammable materials. From time to time, these activities have resulted in incidents that have caused workplace injuries and fatalities, the temporary shut down or other disruption of manufacturing processes, production delays, environmental harm and expense, fines and liability to third parties. We have safety and loss prevention programs which provide for pre-construction reviews of process changes and new operations, along with safety audits of operations involving explosive materials, to attempt to mitigate such incidents, as well as insurance coverage. We and our customers may experience similar or more serious incidents in the future which could result in various liabilities and production delays.
In addition, our customers may use our products and services in connection with hazardous activities, in ways that can be unusually hazardous or risky, or in ways that are not intended, creating potential liabilities for our company as the provider of the products and services. In the event of an incident, if our customers fail to use our products properly or as intended, or if our products or services do not operate as intended, we could be subject to reputational harm and potential liabilities.
If there was a nuclear incident or other nuclear-related damages, an incident related to launch activities, an incident related to the use of energetics or rocket motors, or an incident or other damages related to or caused by the use of our products and services in connection with hazardous activities or risks, and if insurance coverage or indemnification or other protection was not fully available to cover our losses and liabilities, it could adversely affect our reputation and have a material adverse effect on our financial position, results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

▪We may be unable fully to exploit or adequately to protect intellectual property rights, which could materially affect our ability to compete, our reputation and our financial position, results of operations and/or cash flows.
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
We rely significantly upon proprietary technology, information, processes and know-how. We typically seek to protect this information, including by entering into confidentiality agreements with our employees and other parties such as consultants, teammates and subcontractors. These agreements and other measures may not provide adequate protection for our trade secrets and other proprietary information. In the event of an infringement of such intellectual property rights, a breach of a confidentiality agreement, a misuse or theft of our intellectual property or divulgence of proprietary information, we may not have adequate legal remedies. In addition, our trade secrets or other proprietary information may otherwise become known or be independently developed by competitors.
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
▪Our future success depends, in part, on our ability to develop new products and new technologies and maintain technologies, facilities and equipment to win new competitions and meet the needs of our customers.
Many of the markets in which we operate are characterized by rapidly changing technologies. The product, program and service needs of our customers change and evolve regularly. Our success in the competitive defense industry depends upon our ability to identify emerging technological trends, develop technologically advanced, innovative and cost-effective products and services and market these products and services to our customers in the U.S. and internationally. In addition, our ability to develop innovative and technologically advanced products depends, in part, on continued funding for, and investment in, research and development projects. Our success also depends on our continued access to assured suppliers of important technologies and components and our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. Our customers and markets also increasingly require us to be agile and efficient, and digitally enabled. If we are unable to develop new products and technologies in a timely fashion, or if we fail to achieve market acceptance more rapidly than our competitors, we may be unable to maintain our competitive position and our future success could be materially adversely affected. If we fail to maintain our competitive position, we could lose a significant amount of future business to our competitors, which could have a material adverse effect on our ability to generate favorable financial results and maintain market share.

NORTHROP GRUMMAN CORPORATION

General and Other Risk Factors
▪Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks or our insurers may deny coverage of or be unable to pay for material losses we incur, which could adversely affect our profitability and overall financial position.
We endeavor to obtain insurance agreements from financially solid, responsible, highly rated counterparties in established markets to cover significant risks and liabilities (including, for example, natural disasters, space launches, hazardous operations, energetics and products liability). Not every risk or liability can be insured, and for risks that are or should be insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be available or sufficient to cover all actual losses or liabilities incurred (including claims related to pandemics and communicable disease). Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us or without increasing exclusions. Disputes with insurance carriers, including over policy terms, reservation of rights, the applicability of coverage (including exclusions), compliance with provisions (including notice) and/or the insolvency of one or more of our insurers may significantly affect the availability or timing of recovery, and may impact our ability to obtain insurance coverage at reasonable rates in the future.
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
▪Pension and other postretirement benefit (OPB) obligations and related expenses recorded in our financial statements may fluctuate significantly depending upon investment performance of plan assets, changes in actuarial assumptions, and legislative or other regulatory actions.
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
▪Changes in future business conditions could cause business investments and/or recorded goodwill and other long-lived assets to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.
Goodwill accounts for approximately 39 percent of our total assets. Although we currently have excess fair value of our reporting units over their respective carrying values, market-based inputs to the calculations in our goodwill impairment test, such as weighted average cost of capital and terminal value (based on market comparisons) could change significantly from our current assumptions. Additionally, we acquired a significant amount of purchased intangible and other long-lived assets in the Merger, whose recovery is dependent, in part, on future business conditions. We continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets. Significant write-offs of goodwill or other long-lived assets could have a material adverse effect on our financial condition and/or results of operations.

NORTHROP GRUMMAN CORPORATION

Item 1B. Unresolved Staff Comments
None.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Annual Report on Form 10-K and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified under “Risk Factors” and other important factors disclosed in this report and from time to time in our other filings with the SEC. These risks and uncertainties are amplified by the global COVID-19 pandemic, which has caused and will continue to cause significant challenges, instability and uncertainty. They include:
•the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for worker absenteeism, facility closures, work slowdowns or stoppages, supply chain disruptions, additional costs and liabilities, program delays, our ability to recover costs under contracts, changing government funding and acquisition priorities and processes, changing government payment rules and practices, insurance challenges, and potential impacts on access to capital, the markets and the fair value of our assets
•our dependence on the U.S. government for a substantial portion of our business
•significant delays or reductions in appropriations for our programs, and U.S. government funding and program support more broadly
•investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings
•the use of estimates when accounting for our contracts and the effect of contract cost growth and/or changes in estimated contract revenues and costs
•our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations
•the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate and the impact on our reputation and our ability to do business
•cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners
•the performance and financial viability of our subcontractors and suppliers and the availability and pricing of raw materials and components
•changes in procurement and other laws, regulations, contract terms and practices applicable to our industry, findings by the U.S. government as to our compliance with such requirements, and changes in our customers’ business practices globally
•increased competition within our markets and bid protests
•the ability to maintain a qualified workforce with the required security clearances and requisite skills
•our ability to meet performance obligations under our contracts, including obligations that require innovative design capabilities, are technologically complex, require certain manufacturing expertise or are dependent on factors not wholly within our control
•environmental matters, including unforeseen environmental costs and government and third party claims
•natural disasters
•health epidemics, pandemics and similar outbreaks
•the adequacy and availability of our insurance coverage, customer indemnifications or other liability protections

NORTHROP GRUMMAN CORPORATION

•products and services we provide related to hazardous and high risk operations, including the production and use of such products, which subject us to various environmental, regulatory, financial, reputational and other risks
•the future investment performance of plan assets, changes in actuarial assumptions associated with our pension and other postretirement benefit plans and legislative or other regulatory actions impacting our pension and postretirement benefit obligations
•our ability appropriately to exploit and/or protect intellectual property rights
•our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers
•unanticipated changes in our tax provisions or exposure to additional tax liabilities
•changes in business conditions that could impact business investments and/or recorded goodwill or the value of other long-lived assets
We urge you to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of forward-looking statements. These forward-looking statements speak only as of the date this report is first filed or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
Item 2. Properties
At December 31, 2020, we had approximately 51 million square feet of floor space at 530 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses.
At December 31, 2020, we leased to third parties approximately 189,000 square feet of our owned and leased facilities.
At December 31, 2020, we had major operations at the following locations:
Aeronautics Systems
El Segundo, Mojave, Palmdale, Redondo Beach and San Diego, CA; Melbourne and St. Augustine, FL; Iuka and Moss Point, MS; Beavercreek, OH; Oklahoma City, OK; and Clearfield, UT.
Defense Systems
Huntsville, AL; Mesa and Sierra Vista, AZ; Los Angeles, CA; Warner Robins, GA; Lake Charles, LA; Baltimore, Cumberland and Elkton, MD; Elk River and Plymouth, MN; Dulles, McLean, Radford and Richmond, VA; and Keyser, WV. Locations outside the U.S. include Australia.
Mission Systems
McClellan, San Diego, Sunnyvale and Woodland Hills, CA; Apopka, FL; Rolling Meadows, IL; Annapolis, Annapolis Junction, Elkridge, Halethorpe, Linthicum and Sykesville, MD; Bethpage and Williamsville, NY; Cincinnati, OH; Salt Lake City, UT; and Chantilly, Charlottesville and Fairfax, VA. Locations outside the U.S. include France, Germany, Italy and the United Kingdom.
Space Systems
Huntsville, AL; Chandler, Gilbert and Tempe, AZ; Azusa, Carson, Los Angeles, Manhattan Beach, Oxnard, Redondo Beach and San Diego, CA; Aurora and Colorado Springs, CO; Devens, MA; Beltsville, MD; Eden Prairie, MN; Brigham City, Clearfield, Magna, Ogden, Roy and Tremonton, UT; and Dulles and Sterling, VA.
Corporate
Falls Church and Lebanon, VA.

NORTHROP GRUMMAN CORPORATION

The following is a summary of our floor space at December 31, 2020:

Square feet (in thousands)	Owned	Leased	U.S. Government Owned/Leased	Total
Aeronautics Systems	3,415	6,263	3,270	12,948
Defense Systems	1,368	3,997	2,283	7,648
Mission Systems	7,933	4,580	—	12,513
Space Systems	9,350	7,092	545	16,987
Corporate	372	407	—	779
Total	22,438	22,339	6,098	50,875
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
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.
Item 4. Mine Safety Disclosures
No information is required in response to this item.

NORTHROP GRUMMAN CORPORATION

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK
We have 800,000,000 shares authorized at a $1 par value per share, of which 166,717,179 shares and 167,848,424 shares were issued and outstanding as of December 31, 2020 and 2019, respectively.
PREFERRED STOCK
We have 10,000,000 shares authorized at a $1 par value per share, of which no shares were issued and outstanding as of December 31, 2020 and 2019.
MARKET INFORMATION
Our common stock is listed on the New York Stock Exchange and trades under the symbol NOC.
HOLDERS
As of January 25, 2021, there were 20,639 common shareholders of record.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
We had no repurchases of common stock during the three months ended December 31, 2020. On January 25, 2021, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2021 Repurchase Program”), bringing the total outstanding authorization up to $5.8 billion. By its terms, repurchases under the 2021 Repurchase Program will commence upon completion of the prior share repurchase program authorized on December 4, 2018 and will expire when we have used all authorized funds for repurchases.
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

NORTHROP GRUMMAN CORPORATION

STOCK PERFORMANCE GRAPH
Comparison of Cumulative Five Year Total Return
Among Northrop Grumman, the S&P 500 Index and the S&P Aerospace & Defense (A&D) Index

•Assumes $100 invested at the close of business on December 31, 2015, in Northrop Grumman Corporation common stock, Standard & Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.
•The cumulative total return assumes reinvestment of dividends.
•The S&P Aerospace & Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Howmet Aerospace Inc., Huntington Ingalls Industries Inc., L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Technologies Corporation, Teledyne Technologies Incorporated, Textron, Inc., and TransDigm Group Incorporated.
•The total return is weighted according to market capitalization of each company at the beginning of each year.
•This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission (SEC) or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

NORTHROP GRUMMAN CORPORATION

Item 6. Selected Financial Data
The data presented in the following table is derived from the audited consolidated financial statements and other information.
SELECTED FINANCIAL DATA

	Year Ended December 31
$ in millions, except per share amounts	2020	2019	2018(1)	2017	2016
Sales	$36,799	$33,841	$30,095	$26,004	$24,706
Operating income	4,065	3,969	3,780	3,218	3,277
Net earnings	3,189	2,248	3,229	2,869	2,043
Basic earnings per share	$19.08	$13.28	$18.59	$16.45	$11.42
Diluted earnings per share	19.03	13.22	18.49	16.34	11.32
Cash dividends declared per common share	5.67	5.16	4.70	3.90	3.50
Year-End Financial Position
Total assets(2)	$44,469	$41,089	$37,653	$35,128	$25,815
Notes payable to banks and long-term debt	15,003	13,879	14,400	15,266	7,070
Other long-term obligations(2)(3)	10,049	10,066	7,309	6,505	7,667
Financial Metrics
Net cash provided by operating activities	$4,305	$4,297	$3,827	$2,613	$2,813
Adjusted free cash flow(4)	3,683	3,128	2,764	2,010	1,893
Other Information
Company-sponsored research and development expenses	$1,073	$953	$764	$639	$705
Total backlog(5)	80,969	64,840	53,500	42,629	45,339
Square footage at year-end (in thousands)	50,875	53,780	53,283	35,379	34,112
Number of employees at year-end	97,000	90,000	85,000	70,000	67,000
(1)Selected financial data includes the operating results of Orbital ATK subsequent to the June 6, 2018 merger date.
(2)We adopted ASC Topic 842, Leases, on January 1, 2019 using the optional transition method and, as a result, did not recast years prior to 2019.
(3)Other long-term obligations include pension and other postretirement benefit (OPB) plan liabilities, operating lease liabilities, deferred tax liabilities and other non-current liabilities, including unrecognized tax benefits, deferred compensation and environmental liabilities.
(4)Adjusted free cash flow is a non-GAAP measure. See “Liquidity and Capital Resources” – “Adjusted Free Cash Flow” in Management’s Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) for our definition of this measure, including a reconciliation of adjusted free cash flow to net cash provided by operating activities.
(5)We applied the ASC Topic 606 transition practical expedient related to remaining performance obligations for reporting periods presented before the date of initial application. As such, years prior to 2017 have not been restated for the adoption of ASC Topic 606. For comparative purposes, we have recast our backlog as of December 31, 2017 to reflect the impact of ASC Topic 606.

NORTHROP GRUMMAN CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following discussion should be read along with the financial statements included in this Form 10-K, as well as Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2019 (“2019 Annual Report on Form 10-K”), as well as Exhibit 99.3 of our Form 8-K that we filed with the SEC on April 29, 2020, which recasts the disclosures in certain portions of the 2019 Annual Report on Form 10-K to reflect changes in the company’s reportable segments, both of which provide additional information on comparisons of years 2019 and 2018.
Acquisition of Orbital ATK
On June 6, 2018 (the “Merger Date”), the company completed its previously announced acquisition of Orbital ATK, Inc. (“Orbital ATK”) (the “Merger”). On the Merger date, Orbital ATK became a wholly-owned subsidiary of the company and its name was changed to Northrop Grumman Innovation Systems, Inc. We established Innovation Systems as a new, fourth business sector. The operating results of legacy Innovation Systems subsequent to the Merger Date have been included in the company’s consolidated results of operations and, upon our January 1, 2020 sector realignment, are reflected in the Space Systems, Defense Systems and Aeronautics Systems sectors. See Note 2 to the consolidated financial statements for further information regarding the acquisition of Orbital ATK.
In June 2018, the U.S. Federal Trade Commission (FTC) issued a Decision and Order enabling the acquisition to proceed and providing for solid rocket motors to be available on a non-discriminatory basis under certain circumstances and processes. The company has taken and continues to take robust actions to help ensure compliance with the terms of the Order. Similarly, the Compliance Officer, appointed under the Order, and the FTC have taken and continue to take various actions to oversee compliance. In October 2019, the company received a civil investigative demand from the FTC requesting certain information relating to a potential issue of the company’s compliance with the Order in connection with a then pending strategic missile competition. The company has provided information in response to the request. We believe the company has been and continues to be in full compliance with the Order, but we cannot predict the ultimate outcome of this matter.
Disposition of IT and Mission Support Services Business
On December 7, 2020, we entered into a definitive agreement to sell our IT and mission support services business for $3.4 billion in cash. The IT and mission support services business is comprised of the majority of the Information Solutions and Services (IS&S) division of Defense Systems (excluding our Vinnell Arabia business); select cyber, intelligence and missions support programs, which are part of the Cyber and Intelligence Mission Solutions (CIMS) division of Mission Systems; and the Space Technical Services business unit of Space Systems. The assets and liabilities of the IT and mission support services business were classified as held for sale in the consolidated statement of financial position as of December 31, 2020 and no impairment losses were recognized in the consolidated statement of earnings and comprehensive income for the year ended December 31, 2020. We expect to complete the sale of the IT and mission support services business in the first quarter of 2021, subject to regulatory approvals and customary closing conditions. See Note 2 to the consolidated financial statements for further information regarding the disposition.
COVID-19
Coronavirus disease 2019 (“COVID-19”) was first reported in late 2019 and has since dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility. In March 2020, the World Health Organization characterized COVID-19 as a global pandemic, and the President declared a national emergency concerning the COVID-19 outbreak. The company’s leadership, our crisis management and business resumption teams, and local site leadership continue closely to monitor and address the developments, including the impact on our company, our employees, our customers, our suppliers and our communities. The company has considered and continues to consider guidance from the Centers for Disease Control (CDC), other health organizations, federal, state and local governmental authorities, and our customers, among others. We have taken, and continue to take, robust actions to help protect the health, safety and well-being of our employees, to support our suppliers and local communities, and to continue to serve our customers. Our goals have been to lessen the immediate potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Like the communities in which we serve, our actions have varied depending on the spread of COVID-19 and local health requirements, the needs of our employees and the needs of our business. Among other actions, we have required or enabled employees to work from home or remotely where practicable, and expanded IT and communication support to enhance their productivity; adjusted work spaces and shift schedules to facilitate social distancing for those who continue to work in our facilities; enhanced cleaning and disinfecting procedures at our facilities; required face coverings and worked

NORTHROP GRUMMAN CORPORATION

to procure and distribute personal protective equipment (PPE); implemented health checks and visitor protocols; restricted travel; provided additional benefits to our employees, including for those most at risk; and contributed financial and manufacturing resources to supporting critical national requirements, such as for PPE. Along with the Northrop Grumman Foundation, we have provided grants for global, national and local organizations that support frontline healthcare workers, address food insecurity, advance efforts for vaccines, increase student access to technology and provide support to vulnerable populations; donated PPE items to emergency response teams and healthcare professionals, including N95 masks and Tyvek suits; and established a COVID-19 relief matching gift program for employees. More recently, we have sought to assist state and local governments as they start to distribute and deliver vaccines.
Earlier in the COVID-19 pandemic and at times of higher transmission, many state and local jurisdictions implemented mandatory stay-at-home or shelter-in-place orders. Most of those orders exempted some or all of the defense industrial base, including Northrop Grumman and many of our suppliers, as part of the essential or critical infrastructure. Our facilities have largely remained open and many of our employees who cannot work remotely are continuing to come to work and support our customers’ national security and mission-essential operations. Towards the end of the second quarter of 2020, some state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. We started to implement, or prepared to implement certain return to office plans to allow some employees who had been working remotely gradually to return to the workplace. Later in 2020, as the number of cases began to rise again, and particularly in the fourth quarter of 2020, we paused or reversed many of our efforts to bring more employees back to the work place. In the fourth quarter of 2020 and the first quarter of 2021, after FDA approval, we began to explore how the company could best facilitate the provision of vaccinations to our personnel in accordance with federal guidance and state and local vaccination plans. Absenteeism rates (including because of employees in quarantine or those suffering from COVID-19) and the impacts on productivity have fluctuated significantly, especially as local cases and transmission rates have changed. Throughout, we have worked to adapt and to take robust actions to protect the health, safety and well-being of our employees and to serve our customers, considering, among other things, local circumstances, state and local requirements and guidance from the CDC. We have also taken various steps in efforts to support our suppliers, with a particular focus on critical small and midsized business partners, including passing through increased progress payments from DoD to our suppliers and accelerating payments to certain suppliers.
We have experienced and expect to continue to experience various increased costs to maintain our operations, including as a result of actions taken to protect the health, safety and well-being of our employees; because of illness, quarantines, and absenteeism; as a result of government actions; and because of disruption and stress among our suppliers and customers. We have also experienced certain lower costs, including those related to employee travel, some health benefits and personal time off. We continue to monitor this situation closely and cannot predict how it will change, including the extent of any increase in the number of COVID-19 cases and the costs and impacts to us. Our customers have generally continued to make timely payments, and we are working with them to consider the possibility of additional cost recoveries. Again, however, our customers are facing tremendous demands and budget pressures, and we cannot predict how this may change and how they will continue to allocate limited resources.
The company’s overall 2020 revenue and operating income were not significantly impacted by COVID-19. However, our employees, suppliers and customers, the company and our global community are facing tremendous challenges and we cannot predict how this dynamic situation will evolve or the impact it will have on the company. For further information on the potential impact to the company of COVID-19, see “Risk Factors.”
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
The global geopolitical and economic environments also continue to be impacted by uncertainty. Geopolitical relationships are changing and global economic growth is expected to remain in the low single digits in 2021 reflecting the impact of and uncertainty surrounding geopolitical tensions globally and financial market volatility and the COVID-19 pandemic. The global economy may also be affected by Britain’s exit from the European Union, the full impact of which is not known at this time. Additionally, economic tensions and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could impact the global market for defense products, services and solutions.

NORTHROP GRUMMAN CORPORATION

U.S. Political and Economic Environment
The U.S. continues to face an uncertain and changing political environment and substantial fiscal and economic challenges, which affect funding for discretionary and non-discretionary budgets. The Budget Control Act of 2011 (BCA) mandated spending caps for all federal discretionary spending across a ten-year period (FY 2012 through FY 2021), including specific limits for defense and non-defense spending. In prior years, these spending caps have been revised by separate bills for specific fiscal years.
In August 2019, the Bipartisan Budget Act of 2019 was enacted, increasing spending caps under the Budget Control Act (BCA) for FY 2020 and FY 2021, the final two fiscal years covered by the BCA, and suspending the debt ceiling through July 31, 2021. In February 2020, the then President proposed a budget request for FY 2021, which addressed various capabilities highlighted in the U.S. National Security Strategy, the National Defense Strategy and the Missile Defense Review. On December 27, 2020, FY 2021 appropriations were enacted under the Consolidated Appropriations Act of 2021. In 2020, Congress also passed several emergency COVID-19 relief bills addressing certain impacts of the pandemic. It is continuing to consider other responses to the COVID-19 crisis, with broader implications for the defense industry and the overall economic environment, including the national debt. With a new President and Administration, a new Congress and pressing debt and needs, it is difficult to predict the specific course of future defense budgets. However, the threat remains very substantial and we believe that our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, survivable aircraft and mission systems should help our customers to meet the threats and, as a result, continue to allow for long-term profitable growth in our business.
The political environment, federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have material impacts on defense spending broadly and the company’s programs in particular.
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
CONSOLIDATED OPERATING RESULTS
For purposes of the operating results discussion below, we assess our performance using certain financial measures that are not calculated in accordance with GAAP. These non-GAAP financial measures exclude Mark-to-market pension and OPB (“MTM”) expense and related tax impacts, and are described as MTM-adjusted net earnings and MTM-adjusted diluted earnings per share. These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the company’s underlying financial performance by presenting the company’s operating results before the non-operational impact of pension and OPB actuarial gains and losses. These measures are also consistent with how management views the underlying performance of the business as the impact of MTM accounting is not considered in management’s assessment of the company’s operating performance or in its determination of incentive compensation awards. We reconcile these non-GAAP

NORTHROP GRUMMAN CORPORATION

financial measures to their most directly comparable GAAP financial measures below. These non-GAAP measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP.
Selected financial highlights are presented in the table below:

	Year Ended December 31			% Change in
$ in millions, except per share amounts	2020	2019	2018	2020	2019
Sales	$36,799	$33,841	$30,095	9%	12%
Operating costs and expenses	32,734	29,872	26,315	10%	14%
Operating costs and expenses as a % of sales	89.0%	88.3%	87.4%
Operating income	4,065	3,969	3,780	2%	5%
Operating margin rate	11.0%	11.7%	12.6%
Mark-to-market pension and OPB expense	(1,034)	(1,800)	(655)	(43)%	175%
Federal and foreign income tax expense	539	300	513	80%	(42)%
Effective income tax rate	14.5%	11.8%	13.7%
Net earnings	3,189	2,248	3,229	42%	(30)%
Diluted earnings per share	19.03	13.22	18.49	44%	(29)%
Sales
2020 sales increased $3.0 billion, or 9 percent, due to higher sales at all four sectors.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 16 to the consolidated financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
2020 operating income increased $96 million, or 2 percent, primarily due to an increase in segment operating income, partially offset by higher unallocated corporate expense and a lower net FAS (service)/CAS pension adjustment. 2020 operating margin rate declined to 11.0 percent from 11.7 percent principally due to a lower segment operating margin rate, higher unallocated corporate expense and lower net FAS (service)/CAS pension adjustment.
2020 G&A costs as a percentage of sales decreased to 9.3 percent from 9.7 percent, primarily due to higher sales volume, partially offset by higher independent research and development costs.
For further information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Mark-to-Market Pension and OPB Expense
The primary components of pre-tax MTM expense are presented in the table below:

	Year Ended December 31
$ in millions	2020	2019	2018
Actuarial (losses) gains on projected benefit obligation	$(3,570)	$(4,866)	$2,772
Actuarial gains (losses) on plan assets	2,536	3,066	(3,426)
Other	—	—	(1)
MTM expense	$(1,034)	$(1,800)	$(655)
2020 MTM expense of $1.0 billion was primarily driven by a 71 basis point decrease in the discount rate from year end 2019, partially offset by actual net plan asset returns of approximately 16.2 percent compared to our 8.0 percent asset return assumption.
Federal and Foreign Income Taxes
The 2020 effective tax rate increased to 14.5 percent from 11.8 percent in 2019. MTM expense reduced the 2020 effective tax rate by 1.3 percentage points and the 2019 effective tax rate by 3.7 percentage points. See Note 7 to the consolidated financial statements for additional information.

NORTHROP GRUMMAN CORPORATION

Net Earnings
The table below reconciles net earnings to MTM-adjusted net earnings:

	Year Ended December 31			% Change in
$ in millions	2020	2019	2018	2020	2019
Net earnings	$3,189	$2,248	$3,229	42%	(30)%
MTM expense	1,034	1,800	655	(43)%	175%
MTM-related deferred state tax benefit(1)	(54)	(81)	(29)	(33)%	179%
Federal tax benefit of items above(2)	(206)	(361)	(131)	(43)%	176%
MTM expense, net of tax	774	1,358	495	(43)%	174%
MTM-adjusted net earnings	$3,963	$3,606	$3,724	10%	(3)%
(1)MTM expense is expected to be deductible on our future state tax returns. The deferred state tax benefit was calculated using the company’s blended state tax rate of 5.25 percent in 2020 and 4.50 percent in 2019 and 2018 and included in Unallocated corporate expense within operating income.
(2)MTM expense is expected to be deductible on our future federal tax returns. The federal tax benefit in each period was calculated by subtracting the deferred state tax benefit from MTM expense and applying the 21 percent federal statutory rate.
Net earnings increased $941 million, or 42 percent, in 2020 principally due to a $584 million decrease in our MTM expense, net of tax. Excluding this impact, MTM-adjusted net earnings increased by $357 million, or 10 percent, primarily due to increases in our FAS (non-service) benefit and operating income, partially offset by higher income tax and interest expense.
Diluted Earnings Per Share
The table below reconciles diluted earnings per share to MTM-adjusted diluted earnings per share:

	Year Ended December 31			% Change in
	2020	2019	2018	2020	2019
Diluted earnings per share	$19.03	$13.22	$18.49	44%	(29)%
MTM expense per share	6.17	10.59	3.76	(42)%	182%
MTM-related deferred state tax benefit per share(1)	(0.32)	(0.48)	(0.17)	(33)%	182%
Federal tax benefit of items above per share(2)	(1.23)	(2.12)	(0.75)	(42)%	183%
MTM expense per share, net of tax	4.62	7.99	2.84	(42)%	181%
MTM-adjusted diluted earnings per share	$23.65	$21.21	$21.33	12%	(1)%
(1)MTM expense is expected to be deductible on our future state tax returns. The deferred state tax benefit was calculated using the company’s blended state tax rate of 5.25 percent in 2020 and 4.50 percent in 2019 and 2018 and included in Unallocated corporate expense within operating income.
(2)MTM expense is expected to be deductible on our future federal tax returns. The federal tax benefit in each period was calculated by subtracting the deferred state tax benefit from MTM expense and applying the 21 percent federal statutory rate.
Diluted earnings per share increased $5.81, or 44 percent, principally due to a $3.37 increase associated with lower MTM expense, net of tax. Excluding this impact, MTM-adjusted diluted earnings per share increased $2.44, or 12 percent, reflecting a 10 percent increase in MTM-adjusted net earnings and a 1 percent decrease in weighted-average diluted shares outstanding.
SEGMENT OPERATING RESULTS
Basis of Presentation
Effective January 1, 2020, the company reorganized its sectors to better align the company’s broad portfolio to serve its customers’ needs. At December 31, 2020, the company was aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. The segment operating results below include sales and operating income for legacy Innovation Systems subsequent to the Merger date. For a more complete description of each segment’s products and services, see “Business.”
Beginning in the second quarter of 2020, the company no longer considers certain unallowable costs as part of management’s evaluation of segment operating performance. As a result, certain unallowable costs, which were previously included in segment operating results, are now reported in Unallocated corporate expense within

NORTHROP GRUMMAN CORPORATION

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

	Year Ended December 31			% Change in
$ in millions	2020	2019	2018	2020	2019
Segment operating income	$4,188	$3,978	$3,514	5%	13%
Segment operating margin rate	11.4%	11.8%	11.7%
CAS pension expense	827	832	1,017	(1)%	(18)%
Less: FAS (service) pension expense	(409)	(367)	(404)	11%	(9)%
Net FAS (service)/CAS pension adjustment	418	465	613	(10)%	(24)%
Intangible asset amortization and PP&E step-up depreciation	(322)	(390)	(220)	(17)%	NM
MTM-related deferred state tax benefit(1)	54	81	29	(33)%	179%
Other unallocated corporate expense	(273)	(165)	(156)	65%	6%
Unallocated corporate expense	(541)	(474)	(347)	14%	37%
Total operating income	$4,065	$3,969	$3,780	2%	5%
(1)Represents the deferred state tax benefit associated with MTM expense, which is recorded in Unallocated corporate expense consistent with other changes in deferred state taxes.
Segment Operating Income and Margin Rate
2020 segment operating income increased $210 million, or 5 percent, and reflects higher operating income at all four sectors. Segment operating margin rate decreased to 11.4 percent from 11.8 percent principally due to a lower operating margin rate at Aeronautics Systems.
Net FAS (service)/CAS Pension Adjustment
The decrease in our 2020 net FAS (service)/CAS pension adjustment is primarily due to higher FAS (service) pension expense largely as a result of changes in actuarial assumptions as of December 31, 2019.

NORTHROP GRUMMAN CORPORATION

Unallocated Corporate Expense
The increase in 2020 unallocated corporate expense is primarily due to the absence in 2020 of an $89 million benefit related to the favorable resolution of a cost accounting litigation matter and $60 million of higher state tax expense in the current year. State tax expense increased principally due to changes in deferred state income taxes, including a lower MTM-related deferred state tax benefit, and an increase in reserves, in part, for potential unallowable costs associated with state apportionment. These increases were partially offset by $68 million of lower intangible asset amortization and PP&E step-up depreciation.
Net Estimate-At-Completion (EAC) Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Year Ended December 31
$ in millions	2020	2019	2018
Favorable EAC adjustments	$1,082	$1,040	$1,019
Unfavorable EAC adjustments	(616)	(560)	(442)
Net EAC adjustments	$466	$480	$577
Net EAC adjustments by segment are presented in the table below:

	Year Ended December 31
$ in millions	2020	2019	2018
Aeronautics Systems(1)	$77	$143	$271
Defense Systems(1)	148	99	75
Mission Systems	216	189	172
Space Systems(1)	33	63	73
Eliminations	(8)	(14)	(14)
Net EAC adjustments	$466	$480	$577
(1)Amounts reflect EAC adjustments after the percent complete on legacy Innovation Systems contracts was reset to zero as of the Merger date.
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.
AERONAUTICS SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2020	2019	2018	2020	2019
Sales	$12,169	$11,116	$10,293	9%	8%
Operating income	1,206	1,188	1,128	2%	5%
Operating margin rate	9.9%	10.7%	11.0%
Sales
2020 sales increased $1.1 billion, or 9 percent, due to higher sales in both Manned Aircraft and Autonomous Systems. Higher volume on restricted programs, including a $444 million sale of equipment to a restricted customer, E-2D and Triton were partially offset by lower volume on the B-2 Defensive Management System Modernization program as it nears completion. See Note 1 to the consolidated financial statements for further detail on the sale of equipment described above.
Operating Income
2020 operating income increased $18 million, or 2 percent, due to higher sales partially offset by a lower operating margin rate. 2020 operating margin rate decreased to 9.9 percent from 10.7 percent principally due to lower net EAC adjustments as well as the sale of equipment to a restricted customer, which was dilutive to the overall sector margin rate.

NORTHROP GRUMMAN CORPORATION

DEFENSE SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2020	2019	2018	2020	2019
Sales	$7,543	$7,495	$6,612	1%	13%
Operating income	846	793	697	7%	14%
Operating margin rate	11.2%	10.6%	10.5%
Sales
2020 sales increased $48 million, or 1 percent, due to higher volume in both business areas. Battle Management & Missile Systems sales increased primarily due to higher volume on the Guided Missile Launch Rocket System (GMLRS), the Advanced Anti-Radiation Guided Missile (AARGM), the Counter-Rocket, Artillery and Mortar program and other missile products, partially offset by lower volume on programs nearing completion, including an international weapons program and the close-out of our contract at the Army’s Lake City ammunition plant. Mission Readiness sales increased principally due to higher volume on restricted and international programs, partially offset by lower volume on the Hunter sustainment program as it nears completion.
Operating Income
2020 operating income increased $53 million, or 7 percent, primarily due to a higher operating margin rate. Operating margin increased to 11.2 percent from 10.6 percent principally due to improved performance at Battle Management & Missile Systems and Mission Readiness.
MISSION SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2020	2019	2018	2020	2019
Sales	$10,080	$9,410	$8,949	7%	5%
Operating income	1,459	1,408	1,245	4%	13%
Operating margin rate	14.5%	15.0%	13.9%
Sales
2020 sales increased $670 million, or 7 percent, due to higher volume across all four business areas. Airborne Sensors & Networks sales increased principally due to higher airborne radar volume, including the F-35, Multi-role Electronically Scanned Array (MESA) and Scalable Agile Beam Radar (SABR) programs, and higher restricted volume. Navigation, Targeting & Survivability sales increased primarily due to higher volume on self-protection, avionics and targeting programs, including LITENING, partially offset by lower volume on infrared countermeasures programs. Maritime/Land Systems & Sensors sales increased primarily due to higher volume on marine systems and restricted programs, partially offset by lower international commercial volume due, in part, to COVID-19-related impacts. Cyber & Intelligence Mission Solutions sales increased principally due to higher restricted volume, partially offset by lower volume on an intelligence program as it nears completion.
Operating Income
2020 operating income increased $51 million, or 4 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 14.5 percent from 15.0 percent primarily due to lower margin rates at Maritime/Land Systems & Sensors, including COVID-19-related impacts on certain international commercial businesses.
SPACE SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2020	2019	2018	2020	2019
Sales	$8,744	$7,425	$5,845	18%	27%
Operating income	893	794	644	12%	23%
Operating margin rate	10.2%	10.7%	11.0%
Sales
2020 sales increased $1.3 billion, or 18 percent, due to higher sales in both Space and Launch & Strategic Missiles. Space sales were driven by higher volume on restricted programs and the Next Generation Overhead Persistent Infrared and NASA Artemis programs. Launch & Strategic Missiles sales increased due to ramp-up on the Ground

NORTHROP GRUMMAN CORPORATION

Based Strategic Deterrent program and higher volume on launch vehicles and hypersonics programs, partially offset by lower volume on the Ground-based Midcourse Defense program.
Operating Income
2020 operating income increased $99 million, or 12 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 10.2 percent from 10.7 percent principally due to lower net EAC adjustments and changes in contract mix.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Year Ended December 31
$ in millions	2020		2019		2018
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$10,437	$9,435	$9,387	$8,428	$8,665	$7,731
Service	1,610	1,417	1,626	1,407	1,555	1,369
Intersegment eliminations	122	111	103	93	73	65
Total Aeronautics Systems	12,169	10,963	11,116	9,928	10,293	9,165
Defense Systems
Product	3,024	2,740	2,784	2,572	1,703	1,521
Service	3,791	3,305	4,020	3,513	4,159	3,718
Intersegment eliminations	728	652	691	617	750	676
Total Defense Systems	7,543	6,697	7,495	6,702	6,612	5,915
Mission Systems
Product	6,744	5,757	6,022	5,073	5,790	4,992
Service	2,557	2,201	2,660	2,314	2,441	2,109
Intersegment eliminations	779	663	728	615	718	603
Total Mission Systems	10,080	8,621	9,410	8,002	8,949	7,704
Space Systems
Product	6,810	6,084	5,659	5,021	4,311	3,798
Service	1,826	1,672	1,683	1,535	1,471	1,343
Intersegment eliminations	108	95	83	75	63	60
Total Space Systems	8,744	7,851	7,425	6,631	5,845	5,201
Segment Totals
Total Product	$27,015	$24,016	$23,852	$21,094	$20,469	$18,042
Total Service	9,784	8,595	9,989	8,769	9,626	8,539
Total Segment(1)	$36,799	$32,611	$33,841	$29,863	$30,095	$26,581
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
2020 product sales increased $3.2 billion, or 13 percent, due to higher product sales at all four sectors, including restricted programs and E-2D at Aeronautics Systems; restricted programs, Next Gen OPIR and GBSD at Space Systems; restricted, F-35 and airborne radar programs at Mission Systems; and AARGM, GMLRS and other missile products at Defense Systems.
2020 product costs increased $2.9 billion, or 14 percent, consistent with the higher product sales described above and reflects lower product margins at Mission Systems and Aeronautics Systems.
Service Sales and Costs
2020 service sales decreased $205 million, or 2 percent, primarily due to lower service sales at Defense Systems principally due to lower volume on the Hunter sustainment program and a shift toward more product content in the lifecycle of certain programs.
2020 service costs decreased $174 million, or 2 percent, consistent with the lower service sales described above.

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
Backlog consisted of the following at December 31, 2020 and 2019:

	2020			2019
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2020
Aeronautics Systems	$10,587	$13,415	$24,002	$26,021	(8)%
Defense Systems	6,942	1,189	8,131	8,481	(4)%
Mission Systems	9,444	4,361	13,805	14,226	(3)%
Space Systems	5,569	29,462	35,031	16,112	117%
Total backlog	$32,542	$48,427	$80,969	$64,840	25%
2020 net awards totaled $52.9 billion. Significant 2020 new awards include $17.4 billion for restricted programs ($9.0 billion at Space Systems, $6.0 billion at Aeronautics Systems and $2.2 billion at Mission Systems), $13.3 billion for the Ground Based Strategic Deterrent EMD program, $1.9 billion for Next Gen OPIR, $1.7 billion for F-35, $0.9 billion for Triton, $0.9 billion for E-2D and $0.8 billion for Global Hawk.
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure the most efficient conversion of operating income into cash for deployment in our business and to maximize shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash provided by operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.
As of December 31, 2020, we had cash and cash equivalents of $4.9 billion; approximately $276 million was held outside of the U.S. by foreign subsidiaries. In March 2020, we issued $2.25 billion of unsecured senior notes for general corporate purposes, including debt repayment and working capital, to help preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic. In April 2020, we entered into a one-year $500 million uncommitted credit facility to provide an additional source of potential financing. On October 15, 2020, the company repaid $1.0 billion of unsecured senior notes upon maturity.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. Under Section 3610, the CARES Act also authorized the government to reimburse qualifying contractors for certain costs of providing paid leave to employees as a result of COVID-19. The company has begun to seek, and anticipates continuing to seek, recovery for certain COVID-19-related costs under Section 3610 of the CARES Act and through our contract provisions. In addition, the U.S. Department of Defense (DoD) has taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and work performed on relevant contracts. While it is unclear how much we will be able to recover, in particular under Section 3610, we believe these actions should continue to mitigate some potential COVID-19-related negative impacts to our operating cash flows in 2021.
Cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months. Capital expenditure commitments were $1.3 billion at December 31, 2020, and are expected to be paid with cash on hand.

NORTHROP GRUMMAN CORPORATION

Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Year Ended December 31
$ in millions	2020	2019	2018
Net earnings	$3,189	$2,248	$3,229
Non-cash items(1)	2,601	2,683	1,775
Changes in assets and liabilities:
Trade working capital	227	128	(65)
Retiree benefits, excluding MTM expense	(1,678)	(703)	(1,083)
Other, net	(34)	(59)	(29)
Net cash provided by operating activities	$4,305	$4,297	$3,827
(1)Includes depreciation and amortization, MTM expense, stock based compensation expense and deferred income taxes.
2020 cash provided by operating activities was comparable to the prior period and reflects higher net earnings and improved trade working capital as well as a $750 million discretionary pre-tax pension contribution ($593 million after-tax) as compared to a $120 million discretionary pre-tax pension contribution ($95 million after-tax) in the prior year period.
Adjusted Free Cash Flow
Adjusted free cash flow, as reconciled in the table below, is a non-GAAP measure defined as net cash provided by operating activities, less capital expenditures, plus proceeds from sale of equipment to a customer (not otherwise included in net cash provided by operating activities) and the after-tax impact of discretionary pension contributions. Adjusted free cash flow includes proceeds from the sale of equipment to a customer as such proceeds were generated in a customer sales transaction. It also includes the after-tax impact of discretionary pension contributions for consistency and comparability of financial performance. This measure may not be defined and calculated by other companies in the same manner. We use adjusted free cash flow as a key factor in our planning for, and consideration of, acquisitions, the payment of dividends and share repurchases. This non-GAAP measure may be useful to investors and other users of our financial statements as a supplemental measure of our cash performance, but should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating cash flows presented in accordance with GAAP.
The table below reconciles net cash provided by operating activities to adjusted free cash flow:

	Year Ended December 31			% Change in
$ in millions	2020	2019	2018	2020	2019
Net cash provided by operating activities	$4,305	$4,297	$3,827	—%	12%
Capital expenditures	(1,420)	(1,264)	(1,249)	12%	1%
Proceeds from sale of equipment to a customer	205	—	—	NM	NM
After-tax discretionary pension contributions	593	95	186	524%	(49)%
Adjusted free cash flow	$3,683	$3,128	$2,764	18%	13%
2020 adjusted free cash flow increased $555 million, principally driven by higher net earnings and improved trade working capital as well as $205 million in proceeds from the sale of equipment to a customer, partially offset by higher capital expenditures.
Investing Cash Flow
2020 net cash used in investing activities was comparable to the prior period and reflects higher capital expenditures, as well as $205 million in proceeds from the sale of equipment to a customer.
Financing Cash Flow
2020 net cash used in financing activities decreased to $432 million from $2.4 billion principally due to $2.2 billion of net proceeds from the issuance of long-term debt in the first quarter of 2020.
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
Contractual Obligations
At December 31, 2020, we had contractual commitments to repay debt with interest, make payments under operating leases, settle obligations related to agreements to purchase goods and services and make payments on various other liabilities. Payments due under these obligations and commitments, and the estimated timing of those payments, are as follows:

$ in millions	Total	2021	2022- 2023	2024- 2025	2026 and beyond
Long-term debt	$15,091	$742	$2,558	$1,506	$10,285
Interest payments on long-term debt	8,473	596	1,126	996	5,755
Operating leases	2,022	298	495	327	902
Purchase obligations(1)	17,761	8,279	4,065	2,941	2,476
Other long-term liabilities(2)	1,619	370	579	157	513
Total contractual obligations	$44,966	$10,285	$8,823	$5,927	$19,931
(1)A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to suppliers and subcontractors pertaining to funded contracts.
(2)Other long-term liabilities, including their current portions, primarily consist of total accrued environmental reserves, deferred compensation, and other miscellaneous liabilities. It excludes obligations for uncertain tax positions of $1.5 billion as we are not able to reasonably estimate the timing of future cash flows related to such positions.
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
Discount Rate – The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle our pension and OPB obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, we determine the discount rate using a theoretical bond portfolio model of bonds rated AA or better to match the notional cash outflows related to projected benefit payments for each of our significant benefit plans. Taking into consideration the factors noted above, our weighted-average composite pension discount rate was 2.68 percent at December 31, 2020, and 3.39 percent at December 31, 2019.
The effects of a hypothetical change in the discount rate may be nonlinear and asymmetrical for future years as the discount rate changes. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2020 discount rate assumption would have the following estimated effects on 2020 pension and OPB obligations, which would be reflected in the 2020 MTM expense (benefit), and 2021 expected pension and OPB expense:

$ in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
2021 pension and OPB (benefit) expense	$(45)	$42
2020 pension and OPB obligation and MTM expense (benefit)	1,471	(1,385)

NORTHROP GRUMMAN CORPORATION

Cash Balance Crediting Rate – A portion of the company’s pension obligation and resulting pension expense is based on a cash balance formula, where participants’ hypothetical account balances are accumulated over time with pay-based credits and interest. Interest is credited monthly using the current 30-Year Treasury bond rate. The interest crediting rate is part of the cash balance formula and independent of actual pension investment earnings. The cash balance crediting rate used for FAS purposes tends to move in concert with the discount rate but has an offsetting effect on pension benefit obligations and the related MTM expense (benefit). The minimum cash balance crediting rate allowed under the plan is 2.25 percent. The cash balance crediting rate assumption has been set to the minimum threshold of 2.25 percent as of December 31, 2020, and will remain at 2.25 percent through 2026. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2020 cash balance crediting rate assumption would have the following estimated effects on the 2020 pension benefit obligation, which would be reflected in the 2020 MTM expense (benefit), and 2021 expected pension expense:

$ in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
2021 pension (benefit) expense	$—	$11
2020 pension obligation and MTM expense (benefit)	—	169
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
During 2020, the Investment Committee of the company’s benefit plans reviewed and approved the plans’ major asset class allocations. The current asset allocation is approximately 40% public equities, 35% fixed-income, 20% alternatives and 5% cash. At this time, the Investment Committee is not contemplating any significant changes to that mix. For further information on plan asset investments, see Note 13 to the consolidated financial statements.
While historical market returns are not necessarily predictive of future market returns, given our long history of plan performance supported by the stability in our investment mix, investment managers, and active asset management, we believe our actual historical performance is a reasonable metric to consider when developing our EROA. Our average annual rate of return from 1976 to 2020 was approximately 11.2 percent and our 20-year and 30-year rolling average rates of return were approximately 8.0 percent and 10.2 percent, respectively, each determined on an arithmetic basis and net of expenses. Our 2020 actual net plan asset returns were approximately 16.2 percent.
Consistent with our past practice, we obtained long-term capital market forecasting models from several third parties and, using our target asset allocation, developed an expected rate of return on plan assets from each model. We considered not only the specific returns projected by those third party models, but also changes in the models year-to-year when developing our EROA.
For determining 2020 FAS expense, we assumed an expected long-term rate of return on pension plan assets of 8.0 percent and an expected long-term rate of return on OPB plan assets of 7.66 percent. For 2021 FAS expense, we have assumed an expected long-term rate of return on pension plan assets of 7.5 percent and 7.22 percent on OPB plans. We decreased the EROA assumption following an assessment of the historical and anticipated long-term returns of various asset classes, including consideration of recent Federal Reserve policy changes that are expected to extend the duration of the current low interest rate environment. Holding all other assumptions constant, an increase or decrease of 25 basis points in our December 31, 2020 EROA assumption would have the following estimated effects on 2021 expected pension and OPB expense:

$ in millions	25 Basis Point Decrease	25 Basis Point Increase
2021 pension and OPB expense (benefit)	$88	$(88)

NORTHROP GRUMMAN CORPORATION

In addition, holding all other assumptions constant, an increase or decrease of 100 basis points in actual versus expected return on plan assets would have the following estimated effects on our 2021 MTM expense (benefit):

$ in millions	100 Basis Point Decrease	100 Basis Point Increase
2021 MTM expense (benefit)	$351	$(351)
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
Mortality Rate – Mortality assumptions are used to estimate life expectancies of plan participants. In October 2014, the Society of Actuaries Retirement Plans Experience Committee (RPEC) issued updated mortality tables and a mortality improvement scale, which reflected longer life expectancies than previously projected. In October 2019, the RPEC issued an updated mortality base table (the Private Retirement Plans Mortality table for 2012 (Pri-2012)), which we adopted after reviewing our own historical mortality experience. In October 2020, the RPEC released a new projection scale (MP-2020) that included a reshaping of the long-term mortality improvement assumption. The MP-2020 projection scale includes long-term mortality improvement assumptions greater than 1.0% at earlier ages, but trends down more rapidly than the prior projection scales. After considering the information released by the RPEC in October 2020, we adopted the full MP-2020 projection scale while continuing to use the Pri-2012 White Collar table. Accordingly, we updated the mortality assumptions used in calculating our pension and OPB obligations recognized at December 31, 2020, and the amounts estimated for our 2021 pension and OPB expense.
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
Income Tax Matters – The evaluation of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, requires the use of judgment. We establish reserves for uncertain tax positions when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position taken in our filed tax returns or planned to be taken in a future tax return or claim. The company follows a recognition and measurement approach, considering the facts, circumstances, and information available at the reporting date. Judgment is exercised by the company in determining the level of evidence necessary and appropriate to support its assessment using all available information. The technical merits of a given tax position are derived from sources of authority in

NORTHROP GRUMMAN CORPORATION

the tax law and their applicability to the facts and circumstances of the position. In measuring the tax position, the company considers the amounts and probabilities of the outcomes that could be realized upon settlement. When it is more likely than not that a tax position will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of reserves, there could be a significant impact on our consolidated financial position and annual results of operations. During 2020, we increased our gross unrecognized tax benefits by approximately $346 million, primarily related to state apportionment, our methods of accounting associated with the timing of revenue recognition and related costs, and the 2017 Tax Act.
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
Impairment Testing – We test for impairment of goodwill annually at each of our reporting units, which comprise our operating segments. The results of our annual goodwill impairment tests as of December 31, 2020 and 2019, respectively, indicated that the estimated fair value of each reporting unit exceeded its respective carrying value. There were no impairment charges recorded in the years ended December 31, 2020, 2019 and 2018.
In addition to performing an annual goodwill impairment test, we may perform an interim impairment test if events occur or circumstances change that suggest goodwill in any of our reporting units may be impaired. Such indicators may include, but are not limited to, the loss of significant business, significant reductions in federal government appropriations or other significant adverse changes in industry or market conditions. During 2020, we considered COVID-19-related impacts on our business and determined there were no impairment indicators requiring us to perform an interim goodwill impairment test.
When testing goodwill for impairment, we compare the fair values of each of our reporting units to their respective carrying values. To determine the fair value of our reporting units, we primarily use the income approach based on the cash flows we expect the reporting units to generate in the future, consistent with our operating plans. This income valuation method requires management to project sales, operating expenses, working capital, capital spending and cash flows for the reporting units over a multi-year period, as well as to determine the weighted-average cost of capital (WACC) used as a discount rate and terminal value assumptions. The WACC takes into account the relative weights of each component of our consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer-term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model. We use industry multiples (including relevant control premiums) of operating earnings to corroborate the fair values of our reporting units determined under the market valuation method of the income approach.
We test for impairment of our purchased intangible assets when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our assessment is based on our projection of the undiscounted future operating cash flows of the related asset group. If such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value. There were no impairment charges recorded in the years ended December 31, 2020, 2019 and 2018.

NORTHROP GRUMMAN CORPORATION

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
OTHER MATTERS
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no significant off-balance sheet arrangements.

NORTHROP GRUMMAN CORPORATION

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
EQUITY RISK
We are exposed to market risk with respect to our portfolio of marketable securities with a fair value of $396 million at December 31, 2020. These securities are exposed to market volatilities, changes in price and interest rates.
INTEREST RATE RISK
We are exposed to interest rate risk on variable-rate short-term credit facilities for which there were no borrowings outstanding at December 31, 2020. At December 31, 2020, we have $15.0 billion of long-term debt, primarily consisting of fixed-rate debt, with a fair value of approximately $18.2 billion. The terms of our fixed-rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed-rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity.
FOREIGN CURRENCY RISK
In certain circumstances, we are exposed to foreign currency risk. We enter into foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading purposes. At December 31, 2020, foreign currency forward contracts with a notional amount of $133 million were outstanding. At December 31, 2020, a 10 percent unfavorable foreign exchange rate movement would not have a material impact on our consolidated financial position, annual results of operations and/or cash flows.
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
Falls Church, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
The Company changed its method of accounting for leases in 2019 due to the adoption of ASC 842, Leases.
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
As more fully described in Note 1 to the financial statements, the Company recognizes substantially all revenue as control is transferred to the customer on their long-term contracts over time using the cost-to-cost method (cost incurred relative to total cost estimated at completion). Use of the cost-to-cost-method requires the Company to make reasonably dependable estimates regarding the revenue and costs associated with the design, manufacture and

NORTHROP GRUMMAN CORPORATION

delivery of their products or services. The Company estimates profit on these contracts as the difference between total estimated sales and total estimated costs at completion and recognizes that profit as costs are incurred. Cost estimates on contracts requiring development work are inherently more uncertain as to future events than production contracts, and, as a result, there is typically more variability in those estimates. Certain of these contracts are fixed price in nature, which results in greater financial risk associated with unanticipated cost growth. Alternatively, cost-type contracts may have award or incentive fees that are subject to uncertainty and may be earned over extended periods or towards the end of the contract. As a result, the estimation of costs required to complete these contracts and the expected revenues that will be earned is complex and requires significant judgment.
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
•We tested the effectiveness of controls over the estimates of total costs and revenues on such contracts, including development costs and any related award or incentive fee estimates for the relevant performance obligations.
•We selected certain long-term contracts for testing and performed the following procedures:
–Evaluated whether the recognition of revenue over time on such contracts was appropriate based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
–Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods and services were highly interdependent and interrelated.
–Tested management’s determination of the transaction price, including any award or incentive fees, based on the consideration expected to be received in accordance with the rights and obligations established under the contracts and any contractual modifications.
–Evaluated the estimates of total cost and revenue for the performance obligation by:
▪Conducting inquiries at the relevant program locations, or virtually, (as a result of the COVID-19 pandemic and remote working environment) regarding any challenges related to the program.
▪Comparing costs incurred to date to the costs management estimated to be incurred to date.
▪Evaluating management’s ability to achieve the estimates of total cost and revenue by performing corroborating inquiries with the Company’s program and business management, and testing management’s process used to develop the estimates based on their work plans, engineering specifications, program labor, and supplier contracts. This includes management’s process to identify COVID-19 impacts to programs, which could include forecasted cost impacts and assumptions on the ability to recover those costs.
▪Comparing management’s estimates for the selected contracts to costs and revenues of similar performance obligations, when applicable.
–Tested the mathematical accuracy of management’s calculation of revenue recognized during the period for the performance obligations.
Income Taxes - Uncertain Tax Positions - Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Uncertain tax positions reflect the Company’s expected treatment of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, which have not been reflected in measuring income tax expense or taxes payable for financial reporting purposes. Until these positions are sustained by the taxing authorities or the statute of limitations concerning such issues lapses, the Company does not generally recognize the tax benefits

NORTHROP GRUMMAN CORPORATION

resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position. The Company has recognized increased uncertain tax positions in recent years principally related to state apportionment, the methods of accounting associated with the timing of revenue recognition and related costs, and the 2017 Tax Act. Until the matters are resolved, the outcome is inherently uncertain and the Company discloses a summary of changes in their uncertain tax positions within the notes to their financial statements.
Auditing the assumptions associated with the Company’s uncertain tax positions involves especially challenging judgments given the complexity and inherent subjectivity involved in evaluating the potential outcomes of these matters.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions used in determining uncertain tax positions included the following, among others:
•We tested the effectiveness of internal controls relating to the identification and completeness of, and recognition for, uncertain tax positions, including management’s controls over the underlying key assumptions and inputs used to derive the estimates.
•With the assistance of our income tax specialists, we selected specific uncertain tax positions for testing and performed the following procedures:
–Inquired both in-person and virtually (as a result of the COVID-19 pandemic and the remote working environment) of the Company’s tax department, financial reporting department, and other personnel directly involved in the development of the estimates.
–Obtained supporting documentation and evaluated how the Company supported the position, including the assumptions and estimates used for measurement, and how the taxing authorities have historically challenged the tax position, if applicable.
–Obtained and read opinions provided by external counsel, as applicable, regarding the tax position taken by the Company.
–Evaluated whether the uncertain tax position met the “more likely than not” recognition threshold.
–Evaluated the appropriateness and consistency of the methodologies and assumptions used by management when developing these estimates.
•We tested the mathematical accuracy of management’s calculations.

/s/	Deloitte & Touche LLP
McLean, Virginia
January 27, 2021
We have served as the Company’s auditor since 1975.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

	Year Ended December 31
$ in millions, except per share amounts	2020	2019	2018
Sales
Product	$27,015	$23,852	$20,469
Service	9,784	9,989	9,626
Total sales	36,799	33,841	30,095
Operating costs and expenses
Product	21,559	18,675	15,785
Service	7,762	7,907	7,519
General and administrative expenses	3,413	3,290	3,011
Operating income	4,065	3,969	3,780
Other (expense) income
Interest expense	(593)	(528)	(562)
FAS (non-service) pension benefit	1,198	800	1,049
Mark-to-market pension and OPB expense	(1,034)	(1,800)	(655)
Other, net	92	107	130
Earnings before income taxes	3,728	2,548	3,742
Federal and foreign income tax expense	539	300	513
Net earnings	$3,189	$2,248	$3,229

Basic earnings per share	$19.08	$13.28	$18.59
Weighted-average common shares outstanding, in millions	167.1	169.3	173.7
Diluted earnings per share	$19.03	$13.22	$18.49
Weighted-average diluted shares outstanding, in millions	167.6	170.0	174.6

Net earnings (from above)	$3,189	$2,248	$3,229
Other comprehensive loss
Change in unamortized prior service credit, net of tax expense of $14 in 2020, $15 in 2019 and $19 in 2018	(41)	(47)	(60)
Change in cumulative translation adjustment and other, net	10	2	(14)
Other comprehensive loss, net of tax	(31)	(45)	(74)
Comprehensive income	$3,158	$2,203	$3,155
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
$ in millions, except par value	2020	2019
Assets
Cash and cash equivalents	$4,907	$2,245
Accounts receivable, net	1,501	1,326
Unbilled receivables, net	5,140	5,334
Inventoried costs, net	759	783
Prepaid expenses and other current assets	1,402	997
Assets of disposal group held for sale	1,635	—
Total current assets	15,344	10,685
Property, plant and equipment, net of accumulated depreciation of $6,335 for 2020 and $5,850 for 2019	7,071	6,912
Operating lease right-of-use assets	1,533	1,511
Goodwill	17,518	18,708
Intangible assets, net	783	1,040
Deferred tax assets	311	508
Other non-current assets	1,909	1,725
Total assets	$44,469	$41,089

Liabilities
Trade accounts payable	$1,806	$2,226
Accrued employee compensation	1,997	1,865
Advance payments and billings in excess of costs incurred	2,517	2,237
Other current liabilities	3,002	3,106
Liabilities of disposal group held for sale	258	—
Total current liabilities	9,580	9,434
Long-term debt, net of current portion of $742 for 2020 and $1,109 for 2019	14,261	12,770
Pension and other postretirement benefit plan liabilities	6,498	6,979
Operating lease liabilities	1,343	1,308
Other non-current liabilities	2,208	1,779
Total liabilities	33,890	32,270

Commitments and contingencies (Note 12)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2020—166,717,179 and 2019—167,848,424	167	168
Paid-in capital	58	—
Retained earnings	10,482	8,748
Accumulated other comprehensive loss	(128)	(97)
Total shareholders’ equity	10,579	8,819
Total liabilities and shareholders’ equity	$44,469	$41,089
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2020	2019	2018
Operating activities
Net earnings	$3,189	$2,248	$3,229
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,267	1,265	800
Mark-to-market pension and OPB expense	1,034	1,800	655
Stock-based compensation	90	127	86
Deferred income taxes	210	(509)	234
Changes in assets and liabilities:
Accounts receivable, net	(285)	122	202
Unbilled receivables, net	160	(335)	(297)
Inventoried costs, net	18	(135)	(37)
Prepaid expenses and other assets	(147)	(78)	(56)
Accounts payable and other liabilities	719	617	381
Income taxes payable, net	(238)	(63)	(258)
Retiree benefits	(1,678)	(703)	(1,083)
Other, net	(34)	(59)	(29)
Net cash provided by operating activities	4,305	4,297	3,827

Investing activities
Acquisition of Orbital ATK, net of cash acquired	—	—	(7,657)
Capital expenditures	(1,420)	(1,264)	(1,249)
Proceeds from sale of equipment to a customer	205	—	—
Other, net	4	57	28
Net cash used in investing activities	(1,211)	(1,207)	(8,878)

Financing activities
Payments of long-term debt	(1,027)	(500)	(2,276)
Net proceeds from issuance of long-term debt	2,239	—	—
Payments to credit facilities	(78)	(31)	(320)
Net (repayments of) borrowings on commercial paper	—	(198)	198
Common stock repurchases	(490)	(744)	(1,263)
Cash dividends paid	(953)	(880)	(821)
Payments of employee taxes withheld from share-based awards	(66)	(65)	(85)
Other, net	(57)	(6)	(28)
Net cash used in financing activities	(432)	(2,424)	(4,595)
Increase (decrease) in cash and cash equivalents	2,662	666	(9,646)
Cash and cash equivalents, beginning of year	2,245	1,579	11,225
Cash and cash equivalents, end of year	$4,907	$2,245	$1,579
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2020	2019	2018
Common stock
Beginning of year	$168	$171	$174
Common stock repurchased	(1)	(3)	(4)
Shares issued for employee stock awards and options	—	—	1
End of year	167	168	171
Paid-in capital
Beginning of year	—	—	44
Common stock repurchased	—	—	(34)
Stock compensation	63	—	(10)
Other	(5)	—	—
End of year	58	—	—
Retained earnings
Beginning of year	8,748	8,068	6,913
Impact from adoption of ASU 2018-02 and ASU 2016-01	—	—	(21)
Common stock repurchased	(479)	(751)	(1,225)
Net earnings	3,189	2,248	3,229
Dividends declared	(951)	(880)	(822)
Stock compensation	(36)	63	(6)
Other	11	—	—
End of year	10,482	8,748	8,068
Accumulated other comprehensive loss
Beginning of year	(97)	(52)	1
Impact from adoption of ASU 2018-02 and ASU 2016-01	—	—	21
Other comprehensive loss, net of tax	(31)	(45)	(74)
End of year	(128)	(97)	(52)
Total shareholders’ equity	$10,579	$8,819	$8,187
Cash dividends declared per share	$5.67	$5.16	$4.70
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global aerospace and defense company. We use our broad portfolio of capabilities and technologies to create and deliver innovative platforms, systems and solutions in space; manned and autonomous airborne systems, including strike; strategic deterrence systems; hypersonics; missile defense; weapons systems; cyber; command, control, communications and computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics and modernization. We participate in many high-priority defense and government programs in the United States (U.S.) and abroad. We conduct most of our business with the U.S. government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with foreign, state and local governments, as well as commercial customers.
Effective January 1, 2020, the company reorganized its sectors to better align the company’s broad portfolio to serve its customers’ needs. At December 31, 2020, the company was aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
On June 6, 2018 (the “Merger date”), the company completed its previously announced acquisition of Orbital ATK, Inc. (“Orbital ATK”) (the “Merger”). On the Merger date, Orbital ATK became a wholly-owned subsidiary of the company and its name was changed to Northrop Grumman Innovation Systems, Inc., which we established as a new, fourth business sector (“Innovation Systems”). The operating results of legacy Innovation Systems subsequent to the Merger date have been included in the company’s consolidated results of operations and, upon our January 1, 2020 sector realignment, are reflected in the Space Systems, Defense Systems and Aeronautics Systems sectors. See Note 2 for further information regarding the Merger.
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
Basis of Presentation
Beginning in the second quarter of 2020, the company no longer considers certain unallowable costs and environmental matters that are principally managed at the corporate office as part of management’s evaluation of segment operating performance. As a result, certain unallowable compensation and other costs, which were previously included in segment operating results, are now reported in Unallocated corporate expense within operating income. In addition, certain accrued and deferred costs, as well as unallowable costs, if any, associated with certain environmental matters that were previously reflected in segment assets and operating results are now reflected in corporate assets and Unallocated corporate expense within operating income. The impact of these changes are reflected in the amounts in this Form 10-K. See Part II, Item 5 in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further information regarding the impact of these changes on the company’s prior period segment operating income.
On December 7, 2020, we entered into a definitive agreement to sell our IT and mission support services business for $3.4 billion in cash. The IT and mission support services business is comprised of the majority of the Information Solutions and Services (IS&S) division of Defense Systems (excluding our Vinnell Arabia business); select cyber, intelligence and missions support programs, which are part of the Cyber and Intelligence Mission Solutions (CIMS) division of Mission Systems; and the Space Technical Services business unit of Space Systems. The assets and liabilities of the IT and mission support services business were classified as held for sale in the consolidated statement of financial position as of December 31, 2020 and no impairment losses were recognized in the consolidated statement of earnings and comprehensive income for the year ended December 31, 2020. We expect to complete the sale of the IT and mission support services business in the first quarter of 2021, subject to regulatory approvals and customary closing conditions. See Note 2 for further information regarding the divestiture and Note 8 for the allocation of goodwill to the divestiture.
Accounting Estimates
The company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “FAS”). The preparation thereof requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of

NORTHROP GRUMMAN CORPORATION

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

NORTHROP GRUMMAN CORPORATION

The following table presents the effect of aggregate net EAC adjustments:

	Year Ended December 31
$ in millions, except per share data	2020	2019	2018
Revenue	$504	$538	$631
Operating income	466	480	577
Net earnings(1)	368	379	456
Diluted earnings per share(1)	2.20	2.23	2.61
(1)Based on a 21% federal statutory tax rate.
EAC adjustments on a single performance obligation can have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No such adjustments were material to the financial statements during the years ended December 31, 2020 and 2019. During the second quarter of 2018, the company recognized $69 million of favorable EAC adjustments on multiple restricted programs at Aeronautics Systems.
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
Company backlog as of December 31, 2020 was $81.0 billion. We expect to recognize approximately 40 percent and 60 percent of our December 31, 2020 backlog as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
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

NORTHROP GRUMMAN CORPORATION

Net contract assets are as follows:

$ in millions	December 31, 2020	December 31, 2019	$ Change	% Change
Unbilled receivables, net	$5,140	$5,334	$(194)	(4)%
Advance payments and amounts in excess of costs incurred	(2,517)	(2,237)	(280)	13%
Net contract assets	$2,623	$3,097	$(474)	(15)%
The change in the balances of the company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. Net contract assets as of December 31, 2020 decreased 15 percent from the prior year, due to an increase in Advance payments and amounts in excess of costs incurred as well as lower Unbilled receivables, net. Higher Advance payments and amounts in excess of costs incurred were driven by Mission Systems and Space Systems. Lower Unbilled receivables, net were driven by Defense Systems and were partially offset by higher Unbilled receivables, net at Aeronautics Systems and Space Systems.
The amount of revenue recognized for the years ended December 31, 2020, 2019 and 2018 that was included in the contract liability balance at the beginning of each year was $1.6 billion, $1.3 billion and $1.3 billion, respectively.
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
Research and Development
Company-sponsored research and development activities primarily include efforts related to government programs. Company-sponsored IR&D expenses totaled $1.1 billion, $953 million and $764 million in 2020, 2019 and 2018, respectively, which represented 2.9 percent, 2.8 percent and 2.5 percent of total sales, respectively. Customer-funded research and development activities are charged directly to the related contracts.
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

NORTHROP GRUMMAN CORPORATION

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
The company uses derivative financial instruments to manage its exposure to foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies (i.e., foreign currency forward contracts). For foreign currency forward contracts, where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value and uses the applicable London Interbank Offered Rate (LIBOR) swap rates.
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
Cash Surrender Value of Life Insurance Policies
The company maintains whole life insurance policies on a group of executives, which are recorded at their cash surrender value as determined by the insurance carrier. The company also has split-dollar life insurance policies on former officers and executives from acquired businesses, which are recorded at the lesser of their cash surrender value or premiums paid. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of December 31, 2020 and 2019, the carrying values associated with these policies were $419 million and $380 million, respectively, and are recorded in Other non-current assets in the consolidated statements of financial position.

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

		December 31
Useful life in years, $ in millions	Useful Life	2020	2019
Land and land improvements	Up to 40(1)	$628	$619
Buildings and improvements	Up to 45	2,762	2,575
Machinery and other equipment	Up to 20	7,206	6,997
Capitalized software costs	3-5	602	606
Leasehold improvements	Lease Term(2)	2,208	1,965
Property, plant and equipment, at cost		13,406	12,762
Accumulated depreciation		(6,335)	(5,850)
Property, plant and equipment, net		$7,071	$6,912
(1)Land is not a depreciable asset.
(2)Leasehold improvements are depreciated over the shorter of the useful life of the asset or lease term.
During the fourth quarter of 2020, the company completed a sale of equipment to a customer on a restricted Aeronautics Systems program for $444 million. The company previously intended to use the equipment for internal purposes so we recognized the acquisition costs as capital expenditures and included the equipment in property, plant and equipment. As we regularly sell this type of equipment to customers in the ordinary course of business, we recorded the sale as a revenue transaction and included the net book value of the equipment in Operating costs and expenses. We recognized operating income in connection with the sale at a margin rate that was dilutive to the Aeronautics Systems margin rate. Although we generally classify proceeds from revenue transactions as cash inflows from operating activities, we recognized the proceeds from this transaction as cash inflows from investing activities, consistent with our prior recognition of the cost to acquire the equipment as capital expenditures. The company received cash payments of $205 million related to the equipment sale during 2020, and included it in Proceeds from sale of equipment to a customer in the consolidated statement of cash flows. The remaining $239 million was included in non-cash investing activities at December 31, 2020 and is expected to be collected in 2021.
Non-cash investing activities also include capital expenditures incurred but not yet paid of $72 million, $166 million and $185 million as of December 31, 2020, 2019 and 2018, respectively.
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

NORTHROP GRUMMAN CORPORATION

Operating lease balances are included in Operating lease right-of-use assets, Other current liabilities, and Operating lease liabilities in our consolidated statements of financial position.
The company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. We use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. Many of our leases include renewal options aligned with our contract terms. We define the initial lease term to include renewal options determined to be reasonably certain. We do not recognize a right-of-use asset and a lease liability for leases with an initial term of 12 months or less; we recognize lease expense for these leases on a straight-line basis over the lease term. We elected the practical expedient to not separate lease components from nonlease components and applied that practical expedient to all material classes of leased assets.
Many of the company’s real property lease agreements contain incentives for tenant improvements, rent holidays or rent escalation clauses. For tenant improvement incentives received, if the incentive is determined to be a leasehold improvement owned by the lessee, the company generally records the incentives as a reduction to the right-of-use asset, which reduces rent expense over the lease term. For rent holidays and rent escalation clauses during the lease term, the company records rental expense on a straight-line basis over the term of the lease. For these lease incentives, the company uses the date of initial possession as the commencement date, which is generally when the company is given the right of access to the space and begins to make improvements in preparation for intended use.
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

NORTHROP GRUMMAN CORPORATION

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
Actuarial gains and losses are immediately recognized in net periodic benefit cost for FAS through Mark-to-market pension and OPB (“MTM”) expense upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. Prior service credits are recognized as a component of Accumulated other comprehensive loss and amortized into earnings in future periods.
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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31
$ in millions	2020	2019
Unamortized prior service credit, net of tax expense of $3 for 2020 and $17 for 2019	$10	$51
Cumulative translation adjustment and other, net	(138)	(148)
Total accumulated other comprehensive loss	$(128)	$(97)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after December 31, 2020, are not expected to have a material effect on the company’s consolidated financial position, annual results of operations and/or cash flows.
2. ACQUISITIONS AND DISPOSITIONS
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
The operating results of legacy Innovation Systems subsequent to the Merger date are included in the company’s consolidated results of operations and reflected in the Space Systems, Defense Systems and Aeronautics Systems sectors. We recognized customer sales of $3.1 billion, operating income of $342 million and net earnings of $273 million for the period from the Merger date to December 31, 2018.
The company recognized $29 million of acquisition-related costs that were expensed as incurred during the year ended December 31, 2018. These costs are included in Product and Service cost in the consolidated statements of earnings and comprehensive income.

NORTHROP GRUMMAN CORPORATION

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
(1)Included in Other current liabilities in the consolidated statements of financial position.

NORTHROP GRUMMAN CORPORATION

The following table presents a summary of purchased intangible assets and their related estimated useful lives:

	Fair Value (in millions)	Estimated Useful Life in Years
Customer contracts	$1,245	9
Commercial customer relationships	280	13
Total customer-related intangible assets	$1,525
The purchase price allocation resulted in the recognition of $6.3 billion of goodwill, which was allocated to the Space Systems, Defense Systems and Aeronautics Systems sectors. The goodwill recognized is attributable to expected revenue synergies generated by the integration of Northrop Grumman products and technologies with those of legacy Orbital ATK, synergies resulting from the consolidation or elimination of certain costs, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Orbital ATK. None of the goodwill is expected to be deductible for tax purposes.
Unaudited Supplemental Pro Forma Information
The following table presents unaudited pro forma financial information prepared in accordance with Article 11 of Regulation S-X for the year ended December 31, 2018 and computed as if Orbital ATK had been included in our results as of January 1, 2017:

$ in millions, except per share amounts
Sales	$32,319
Net earnings	3,417
Diluted earnings per share	19.57
The unaudited supplemental pro forma financial data has been calculated after applying our accounting policies and adjusting the historical results of Orbital ATK with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2017. Significant pro forma adjustments include the following:
1.The elimination of intercompany sales and costs of sales between the company and Orbital ATK of $80 million for the year ended December 31, 2018.
2.The elimination of nonrecurring transaction costs incurred by the company and Orbital ATK in connection with the Merger of $71 million for the year ended December 31, 2018.
3.The recognition of additional depreciation expense, net of removal of historical depreciation expense, of $8 million related to the step-up in fair value of acquired property, plant and equipment for the year ended December 31, 2018.
4.The recognition of additional amortization expense, net of removal of historical amortization expense, of $90 million related to the fair value of acquired intangible assets for the year ended December 31, 2018.
5.The elimination of Orbital ATK’s historical amortization of net actuarial losses and prior service credits and impact of the revised pension and OPB net periodic benefit cost as determined under the company’s plan assumptions of $51 million for the year ended December 31, 2018.
6.The income tax effect on the pro forma adjustments, which was calculated using the 21% federal statutory tax rate in effect in 2018, of $(5) million for the year ended December 31, 2018.
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
Disposition of IT and Mission Support Services Business
On December 7, 2020, we entered into a definitive agreement to sell our IT and mission support services business for $3.4 billion in cash. The IT and mission support services business is comprised of the majority of the Information Solutions and Services (IS&S) division of Defense Systems (excluding our Vinnell Arabia business); select cyber, intelligence and missions support programs, which are part of the Cyber and Intelligence Mission Solutions (CIMS) division of Mission Systems; and the Space Technical Services business unit of Space Systems.

NORTHROP GRUMMAN CORPORATION

The pretax profit of the IT and mission support services business was $247 million, $245 million and $288 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The carrying amounts of the major classes of assets and liabilities of the IT and mission support services business classified as held for sale as of December 31, 2020 are as follows:

$ in millions
Accounts receivable, net	$110
Unbilled receivables, net	269
Other current assets	9
Property, plant and equipment	14
Operating lease right-of-use assets	38
Goodwill(1)	1,195
Total assets of disposal group held for sale	$1,635
Trade accounts payable	(99)
Accrued employee compensation	(59)
Advance payments and billings in excess of costs incurred	(31)
Other current liabilities	(42)
Non-current operating lease liabilities	(27)
Total liabilities of disposal group held for sale	$(258)
(1) See Note 8 for a summary by reportable segment of Goodwill reclassified to Assets of disposal group held for sale.
3. EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.5 million, 0.7 million and 0.9 million shares for the years ended December 31, 2020, 2019 and 2018, respectively.
Share Repurchases
On September 16, 2015, the company’s board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock (the “2015 Repurchase Program”). Repurchases under the 2015 Repurchase Program commenced in March 2016 and were completed in March 2020.
On December 4, 2018, the company’s board of directors authorized a share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2018 Repurchase Program”). Repurchases under the 2018 Repurchase Program commenced in March 2020 upon the completion of the company’s 2015 Repurchase Program. We had no repurchases of common stock during the three months ended December 31, 2020. As of December 31, 2020, repurchases under the 2018 Repurchase Program totaled $0.2 billion; $2.8 billion remained under this share repurchase authorization. By its terms, the 2018 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
On January 25, 2021, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2021 Repurchase Program”), bringing the total outstanding authorization up to $5.8 billion. By its terms, repurchases under the 2021 Repurchase Program will commence upon completion of the 2018 Repurchase Program and will expire when we have used all authorized funds for repurchases.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.

NORTHROP GRUMMAN CORPORATION

The table below summarizes the company’s share repurchases to date under the authorizations described above:

Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Shares Repurchased (in millions)

					Year Ended December 31
					2020	2019	2018
September 16, 2015	$4,000	15.4	$260.33	March 2020	0.9	3.2	3.8
December 4, 2018	$3,000	0.5	$326.20		0.5	—	—
					1.4	3.2	3.8
(1)Includes commissions paid.
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
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net represent amounts billed and due from customers. Substantially all accounts receivable at December 31, 2020 are expected to be collected in 2021. The company does not believe it has significant exposure to credit risk as the majority of our accounts receivable are due from the U.S. government either as the ultimate customer or in connection with foreign military sales.
Accounts receivable, net consisted of the following:

	December 31
$ in millions	2020	2019
Due from U.S. government (1)	$956	$1,030
Due from international and other customers	578	329
Accounts receivable, gross	1,534	1,359
Allowance for expected credit losses	(33)	(33)
Accounts receivable, net	$1,501	$1,326
(1)Includes receivables due from the U.S. government associated with foreign military sales (FMS). For FMS, we contract with and are paid by the U.S. government.
5. UNBILLED RECEIVABLES, NET
Unbilled receivables, net represent revenue recognized under the cost-to-cost method that exceeds amounts billed to customers. Substantially all unbilled receivables at December 31, 2020 are expected to be billed and collected in 2021. Progress and performance-based payments are reflected as an offset to the related unbilled receivable balances.

NORTHROP GRUMMAN CORPORATION

Unbilled receivables, net consisted of the following:

	December 31
$ in millions	2020	2019
Due from U.S. government (1)
Unbilled receivables	$19,315	$17,347
Progress and performance-based payments received	(14,615)	(12,838)
Total due from U.S. government	4,700	4,509
Due from international and other customers
Unbilled receivables	3,361	4,063
Progress and performance-based payments received	(2,881)	(3,193)
Total due from international and other customers	480	870
Unbilled receivables, net of progress and performance-based payments received	5,180	5,379
Allowance for expected credit losses	(40)	(45)
Unbilled receivables, net	$5,140	$5,334
(1)Includes unbilled receivables due from the U.S. government associated with FMS sales. For FMS, we contract with and are paid by the U.S. government.
6. INVENTORIED COSTS, NET
Inventoried costs are primarily associated with contracts where the U.S. government is the primary customer, therefore the company does not believe it has significant exposure to recoverability risk related to these amounts.
Inventoried costs, net consisted of the following:

	December 31
$ in millions	2020	2019
Production costs of contracts in process	$451	$476
G&A expenses	41	31
	492	507
Progress and performance-based payments received	(62)	(41)
	430	466
Product inventory and raw material	329	317
Inventoried costs, net	$759	$783
7. INCOME TAXES
Federal and foreign income tax expense consisted of the following:

	Year Ended December 31
$ in millions	2020	2019	2018
Federal income tax expense:
Current	$246	$758	$292
Deferred	288	(474)	213
Total federal income tax expense	534	284	505
Foreign income tax expense:
Current	3	10	7
Deferred	2	6	1
Total foreign income tax expense	5	16	8
Total federal and foreign income tax expense	$539	$300	$513
Earnings from foreign operations before income taxes are not material for all periods presented.

NORTHROP GRUMMAN CORPORATION

Income tax expense differs from the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate due to the following:

	Year Ended December 31
$ in millions	2020		2019		2018
Income tax expense at statutory rate	$783	21.0%	$535	21.0%	$786	21.0%
Research credit	(206)	(5.5)	(216)	(8.5)	(186)	(5.0)
Foreign derived intangible income	(55)	(1.5)	(28)	(1.1)	(16)	(0.4)
Stock compensation - excess tax benefits	(10)	(0.2)	(14)	(0.5)	(27)	(0.7)
Impacts related to the 2017 Tax Act	—	—	—	—	(84)	(2.2)
Other, net	27	0.7	23	0.9	40	1.0
Total federal and foreign income taxes	$539	14.5%	$300	11.8%	$513	13.7%
The year to date 2020 effective tax rate increased to 14.5 percent from 11.8 percent in the same period of 2019. MTM expense reduced the 2020 effective tax rate by 1.3 percentage points and the 2019 effective tax rate by 3.7 percentage points.
The year to date 2019 effective tax rate decreased to 11.8 percent from 13.7 percent in the same period of 2018. MTM expense reduced the 2019 effective tax rate by 3.7 percentage points and the 2018 effective tax rate by 1.1 percentage points. In addition, the company’s effective tax rate for 2019 reflects an increase in benefits for research credits and FDII of $30 million and $12 million, respectively, and the absence of an $84 million benefit associated with the 2017 Tax Act realized in 2018.
In March 2020, the CARES Act was enacted. The CARES Act includes certain changes to U.S. tax law that impact the company, including a technical correction to the 2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation. The CARES Act did not have a significant impact on the company’s 2020 effective tax rate. In addition, in December 2020, final revenue recognition regulations under IRC Section 451(b) were issued, which did not have a significant impact on the company’s 2020 effective tax rate. We are evaluating the impact of the 451(b) regulations on 2021 and beyond.
Income tax payments, net of refunds received, were $312 million, $324 million and $270 million for the years ended December 31, 2020, 2019 and 2018, respectively. Taxes receivable, which are included in Prepaid expenses and other current assets in the consolidated statements of financial position, were $792 million and $551 million as of December 31, 2020 and 2019, respectively.
Uncertain Tax Positions
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Northrop Grumman 2014-2018 federal tax returns and refund claims related to its 2007-2016 federal tax returns are currently under Internal Revenue Service (IRS) examination. In addition, legacy Orbital ATK federal tax returns for the year ended March 31, 2015, the nine-month transition period ended December 31, 2015 and calendar years 2016-2017 are currently under appeal with the IRS.
Tax returns for open tax years related to state and foreign jurisdictions remain subject to examination. As state income taxes are generally considered allowable and allocable costs, any individual or aggregate state examination impacts are not expected to have a material impact on our financial results. Amounts currently subject to examination related to foreign jurisdictions are not material.

NORTHROP GRUMMAN CORPORATION

The change in unrecognized tax benefits during 2020, 2019 and 2018, excluding interest, is as follows:

	December 31
$ in millions	2020	2019	2018
Unrecognized tax benefits at beginning of the year	$1,223	$748	$283
Additions based on tax positions related to the current year	187	158	293
Additions for tax positions of prior years	270	400	207
Reductions for tax positions of prior years	(190)	(65)	(23)
Settlements with taxing authorities	(7)	(15)	(7)
Other, net	(2)	(3)	(5)
Net change in unrecognized tax benefits	258	475	465
Unrecognized tax benefits at end of the year	$1,481	$1,223	$748
Our 2020 increase in unrecognized tax benefits was primarily related to state apportionment, our methods of accounting associated with the timing of revenue recognition and related costs, and the 2017 Tax Act. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to the final revenue recognition regulations under IRC Section 451(b), as referenced above, and future regulatory interpretations of existing tax laws may change. At this time, we cannot reasonably estimate these changes.
Our unrecognized tax liabilities, which include $144 million of accrued interest and penalties, are included in other current and non-current liabilities in the consolidated statements of financial position. If the income tax benefits from these tax positions are ultimately realized, $607 million of federal and foreign tax benefits would reduce the company’s effective tax rate.
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
The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2020	2019
Deferred Tax Assets
Retiree benefits	$1,738	$1,827
Accrued employee compensation	360	336
Provisions for accrued liabilities	232	166
Inventory	849	684
Stock-based compensation	40	38
Operating lease liabilities	435	411
Tax credits	343	166
Other	112	73
Gross deferred tax assets	4,109	3,701
Less: valuation allowance	(307)	(160)
Net deferred tax assets	3,802	3,541
Deferred Tax Liabilities
Goodwill	533	515
Purchased intangibles	201	262
Property, plant and equipment, net	737	584
Operating lease right-of-use assets	423	404
Contract accounting differences	1,513	1,225
Other	84	43
Deferred tax liabilities	3,491	3,033
Total net deferred tax assets	$311	$508
Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The company believes it is more-likely-than-not our net deferred tax assets will be realized.
At December 31, 2020, the company has available tax credits and unused net operating losses of $419 million and $364 million, respectively, that may be applied against future taxable income. The majority of tax credits and net operating losses expire in 2022 through 2046, however, some may be carried forward indefinitely. Due to the uncertainty of the realization of the tax credits and net operating losses, the company has recorded valuation allowances of $221 million and $31 million as of December 31, 2020, respectively.
Undistributed Foreign Earnings
As of December 31, 2020, the company has accumulated undistributed earnings generated by our foreign subsidiaries and most have been taxed in the U.S. as a result of the 2017 Tax Act. The 2017 Tax Act allows for a dividend received deduction for repatriation of earnings. We intend to indefinitely reinvest these earnings, as well as future earnings from our foreign subsidiaries to fund our international operations. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S. cash needs.

NORTHROP GRUMMAN CORPORATION

8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill for the years ended December 31, 2019 and 2020, were as follows:

$ in millions	Aeronautics Systems	Defense Systems	Mission Systems	Space Systems	Total
Balance as of December 31, 2018	$3,467	$4,377	$6,062	$4,766	$18,672
Acquisition of Orbital ATK(1)	—	—	—	37	37
Other(3)	—	(1)	—	—	(1)
Balance as of December 31, 2019	$3,467	$4,376	$6,062	$4,803	$18,708
Reclassification to assets of disposal group held for sale(2)	—	(966)	(181)	(48)	(1,195)
Other(3)	—	5	—	—	5
Balance as of December 31, 2020	$3,467	$3,415	$5,881	$4,755	$17,518
(1)Represents changes to goodwill resulting from measurement period adjustments recorded in 2019 associated with Orbital ATK’s purchase price allocation.
(2)Represents the reclassification of goodwill to assets of disposal group held for sale due to the pending divestiture of our IT and mission support services business (See Note 2).
(3)Other consists primarily of adjustments for foreign currency translation.
At December 31, 2020 and 2019, accumulated goodwill impairment losses totaled $417 million and $153 million at Aeronautics Systems and Space Systems, respectively.
Other Purchased Intangible Assets
Net customer-related and other intangible assets are as follows:

	December 31
$ in millions	2020	2019
Gross customer-related and other intangible assets	$3,362	$3,356
Less accumulated amortization	(2,579)	(2,316)
Net customer-related and other intangible assets	$783	$1,040
Amortization expense for 2020, 2019 and 2018, was $262 million, $332 million and $203 million, respectively. As of December 31, 2020, the expected future amortization of purchased intangibles for each of the next five years is as follows:

$ in millions
2021	$205
2022	197
2023	79
2024	56
2025	44

NORTHROP GRUMMAN CORPORATION

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value. See Note 1 for the definitions of these levels and for further information on our financial instruments.

	December 31, 2020			December 31, 2019
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets (Liabilities)
Marketable securities	$377	$1	$378	$364	$1	$365
Marketable securities valued using NAV			18			17
Total marketable securities	377	1	396	364	1	382
Derivatives	—	—	—	—	(3)	(3)
The notional value of the company’s foreign currency forward contracts at December 31, 2020 and 2019 was $133 million and $98 million, respectively. At December 31, 2020, no portion of the notional value was designated as a cash flow hedge. The portion of notional value designated as a cash flow hedge at December 31, 2019 was $7 million.
The derivative fair values and related unrealized gains/losses at December 31, 2020 and 2019 were not material.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2020 and 2019.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
10. DEBT
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. There were no commercial paper borrowings outstanding at December 31, 2020 and December 31, 2019, respectively. The outstanding balance of commercial paper borrowings is recorded in Other current liabilities in the consolidated statements of financial position.
Credit Facilities
In August 2018, the company entered into a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”). In October 2019, the company amended the 2018 Credit Agreement to extend its maturity date by one year from August 2023 to August 2024. The revolving credit facility established under the 2018 Credit Agreement is intended to support the company’s commercial paper program and other general corporate purposes. At December 31, 2020, there was no balance outstanding under this facility. Commercial paper borrowings reduce the amount available for borrowing under the 2018 Credit Agreement.
In December 2016, a subsidiary of the company entered into a two-year credit facility, with two additional one-year option periods, in an aggregate principal amount of £120 million (the equivalent of approximately $163 million as of December 31, 2020) (the “2016 Credit Agreement”). The 2016 Credit Agreement is guaranteed by the company. The company exercised the second option to extend the maturity to December 2020. In the fourth quarter of 2020, the remaining credit facility balance of £50 million (the equivalent of approximately $68 million as of December 31, 2020) was paid in full and the credit facility was terminated. Borrowings outstanding under this facility in prior periods are recorded in Other current liabilities in the consolidated statements of financial position.
Our credit agreements contain generally customary terms and conditions, including covenants restricting the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the credit agreements) to exceed 65 percent. At December 31, 2020, the company was in compliance with all covenants under its credit agreements.
Unsecured Senior Notes
In March 2020, the company issued $2.25 billion of unsecured senior notes for general corporate purposes, including debt repayment and working capital, as follows:
•$750 million of 4.40% senior notes due 2030 (the “2030 Notes”),

NORTHROP GRUMMAN CORPORATION

•$500 million of 5.15% senior notes due 2040 (the “2040 Notes”) and
•$1.0 billion of 5.25% senior notes due 2050 (the “2050 Notes”).
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
Long-term debt consists of the following:

$ in millions		December 31
		2020	2019
Fixed-rate notes and debentures, maturing in	Interest rate
2020	2.08%	$—	$1,000
2021	3.50%	700	700
2022	2.55%	1,500	1,500
2023	3.25%	1,050	1,050
2025	2.93%	1,500	1,500
2026	7.75% - 7.88%	527	527
2027	3.20%	750	750
2028	3.25%	2,000	2,000
2030	4.40%	750	—
2031	7.75%	466	466
2040	5.05% - 5.15%	800	300
2043	4.75%	950	950
2045	3.85%	600	600
2047	4.03%	2,250	2,250
2050	5.25%	1,000	—
Credit facilities	1.89%	—	78
Other	Various	235	272
Debt issuance costs		(75)	(64)
Total long-term debt		15,003	13,879
Less: current portion(1)		742	1,109
Long-term debt, net of current portion		$14,261	$12,770
(1) The current portion of long-term debt is recorded in Other current liabilities in the consolidated statements of financial position.
The estimated fair value of long-term debt was $18.2 billion and $15.1 billion as of December 31, 2020 and 2019, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
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
Total interest payments, net of interest received, were $572 million, $521 million and $456 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NORTHROP GRUMMAN CORPORATION

Maturities of long-term debt as of December 31, 2020, are as follows:

$ in millions
Year Ending December 31
2021	$742
2022	1,505
2023	1,053
2024	3
2025	1,503
Thereafter	10,285
Total principal payments	15,091
Unamortized premium on long-term debt, net of discount	(13)
Debt issuance costs	(75)
Total long-term debt	$15,003
11. INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS were delivered. The company’s lawsuit seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. In the course of the litigation, the United States subsequently amended its counterclaim, reducing it to seek approximately $193 million. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On February 3, 2020, after extensive discovery and motions practice, the parties commenced what was expected to be a seven-week trial. The first four weeks of trial concluded, but the court postponed the remaining estimated three weeks as a result of COVID-19-related concerns. The court resumed trial in November 2020, and following additional COVID-related interruptions, plans to resume trial again during the first week of February 2021. Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends vigorously to pursue and defend the matter.
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, we have worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation (NYSDEC), the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. In December 2019, the State of New York issued an Amended Record of Decision seeking to impose additional remedial requirements beyond measures the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December 2020, the parties reached a tentative agreement regarding the steps the company will take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. The State of New York is preparing to file a new consent decree reflecting the agreement and to seek court approval. We have incurred, and expect to continue to incur, as included in Note 12, substantial remediation costs related to the legacy Bethpage environmental conditions. Applicable remediation standards and other requirements to which we are subject may continue to change, our costs may increase materially and those costs may not be fully recoverable. In addition, we are a party to various, and expect to become a party to additional, legal proceedings and disputes related to remediation, environmental impacts, costs, and the allowability of costs we incur, including with federal and state entities (including the Navy, Defense Contract Management Agency, the State, local municipalities and water districts) and insurance carriers, as well as class action and individual plaintiffs alleging personal injury and property damage and seeking both monetary and non-monetary relief. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages, determinations on allocation, allowability and coverage, and non-

NORTHROP GRUMMAN CORPORATION

monetary relief. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s consolidated financial position as of December 31, 2020, or its annual results of operations and/or cash flows.
12. COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 31, 2020, or its annual results of operations and/or cash flows.
The U.S. government has raised questions about an interest rate assumption used by the company to determine our CAS pension expense in previous years and in our current forward pricing rate proposal. On June 1, 2020, the government provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believe demonstrates the appropriateness of the assumptions used. On November 24, 2020, the government replied to the company’s response, disagreeing with our position and requesting additional input. We are engaging further with the government. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of this matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of December 31, 2020 and 2019:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in excess of Accrued Costs(2)	Deferred Costs(3)
December 31, 2020	$614	$346	$529
December 31, 2019	531	448	436
(1)As of December 31, 2020, $237 million is recorded in Other current liabilities and $377 million is recorded in Other non-current liabilities.
(2)Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3)As of December 31, 2020, $210 million is deferred in Prepaid expenses and other current assets and $319 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s consolidated financial position as of December 31, 2020, or its annual results of operations and/or cash flows.
With respect to Bethpage, as discussed in Note 11, in December 2019, the State of New York issued an Amended Record of Decision, seeking to impose additional remedial requirements beyond those the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December

NORTHROP GRUMMAN CORPORATION

2020, the parties reached a tentative agreement regarding the steps the company will take to implement the State’s Amended Record of Decision and to resolve the certain potential other claims, including for natural resource damages. The State of New York is preparing to file a new consent decree reflecting the agreement and to seek court approval. As discussed in Note 11, the applicable remediation standards and other requirements to which we are subject may continue to change, our costs may increase materially, and those costs may not be fully recoverable.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2020, there were $456 million of stand-by letters of credit and guarantees and $94 million of surety bonds outstanding.
Indemnifications
The company has provided indemnifications for certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of December 31, 2020, or its annual results of operations and/or cash flows.
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
U.S. Defined Contribution Plans – The company also sponsors defined contribution plans covering the majority of its employees, including certain employees covered under collective bargaining agreements. Company contributions vary depending on date of hire, with a majority of employees being eligible for employer matching of employee contributions. Based on date of hire, certain employees are eligible to receive a company non-elective contribution or an enhanced matching contribution in lieu of a defined benefit pension plan benefit. The company’s contributions to these defined contribution plans for the years ended December 31, 2020, 2019 and 2018, were $590 million, $481 million and $403 million, respectively.
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

NORTHROP GRUMMAN CORPORATION

Summary Plan Results
The cost to the company of its retirement benefit plans is shown in the following table:

	Year Ended December 31
	Pension Benefits			Medical and Life Benefits
$ in millions	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost (benefit)
Service cost	$409	$367	$404	$17	$16	$21
Interest cost	1,226	1,360	1,226	67	80	76
Expected return on plan assets	(2,376)	(2,101)	(2,217)	(102)	(92)	(101)
Amortization of prior service cost (credit)	(59)	(59)	(58)	4	(3)	(21)
Mark-to-market expense (benefit)	1,034	1,783	699	—	17	(44)
Other	10	—	—	2	—	—
Net periodic benefit cost (benefit)	$244	$1,350	$54	$(12)	$18	$(69)
The table below summarizes the components of changes in unamortized prior service credit (cost) for the years ended December 31, 2018, 2019 and 2020:

$ in millions	Pension Benefits	Medical and Life Benefits	Total
Changes in unamortized prior service credit
Amortization of prior service credit	$58	$21	$79
Tax expense	(14)	(5)	(19)
Change in unamortized prior service credit – 2018	44	16	60
Amortization of prior service credit	59	3	62
Tax expense	(14)	(1)	(15)
Change in unamortized prior service credit – 2019	45	2	47
Amortization of prior service credit (cost)	59	(4)	55
Tax expense	(15)	1	(14)
Change in unamortized prior service credit (cost) – 2020	$44	$(3)	$41
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

NORTHROP GRUMMAN CORPORATION

	Pension Benefits		Medical and Life Benefits
$ in millions	2020	2019	2020	2019
Plan Assets
Fair value of plan assets at beginning of year	$30,646	$27,150	$1,392	$1,247
Net gain on plan assets	4,802	5,025	218	234
Employer contributions	851	221	36	42
Participant contributions	8	8	24	24
Benefits paid	(1,865)	(1,763)	(155)	(156)
Acquired plan assets	—	—	—	—
Other	10	5	—	1
Fair value of plan assets at end of year	34,452	30,646	1,515	1,392
Projected Benefit Obligation
Projected benefit obligation at beginning of year	36,914	32,231	2,048	1,930
Service cost	409	367	17	16
Interest cost	1,226	1,360	67	80
Participant contributions	8	8	24	24
Actuarial loss	3,455	4,708	115	159
Benefits paid	(1,865)	(1,763)	(155)	(156)
Acquired benefit obligation	—	—	—	—
Other	35	3	3	(5)
Projected benefit obligation at end of year	40,182	36,914	2,119	2,048
Funded status	$(5,730)	$(6,268)	$(604)	$(656)
Pension Benefits
The increase in our pension assets for the year ended December 31, 2020 was principally driven by net plan asset returns of 16.2 percent and a $750 million discretionary pension contribution. In 2019, pension assets increased primarily due to net plan asset returns of 19.1 percent.
The increase in our projected benefit obligation for the year ended December 31, 2020, was primarily driven by a 71 basis point decrease in the discount rate from year end 2019. In 2019, our projected benefit obligation increased primarily due to a 92 basis point decrease in the discount rate from year end 2018 as well as a change in our mortality assumptions.

	Pension Benefits		Medical and Life Benefits
$ in millions	2020	2019	2020	2019
Classification of amounts recognized in the consolidated statements of financial position
Non-current assets	$211	$124	$179	$151
Current liability	(180)	(173)	(46)	(47)
Non-current liability	(5,761)	(6,219)	(737)	(760)
The accumulated benefit obligation for all defined benefit pension plans was $39.6 billion and $36.5 billion at December 31, 2020 and 2019, respectively.
Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2020	2019
Projected benefit obligation	$37,681	$34,715
Accumulated benefit obligation	37,135	34,305
Fair value of plan assets	31,741	28,324

NORTHROP GRUMMAN CORPORATION

Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine benefit obligations and net periodic benefit cost:

	Pension Benefits		Medical and Life Benefits
	2020	2019	2020	2019
Assumptions used to determine benefit obligation at December 31
Discount rate	2.68%	3.39%	2.58%	3.35%
Initial cash balance crediting rate assumed for the next year	2.25%	2.39%
Rate to which the cash balance crediting rate is assumed to increase (the ultimate rate)	2.25%	2.64%
Year that the cash balance crediting rate reaches the ultimate rate	2026	2025
Rate of compensation increase	3.00%	3.00%
Initial health care cost trend rate assumed for the next year			5.60%	5.90%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate			2023	2023
Assumptions used to determine benefit cost for the year ended December 31
Discount rate	3.39%	4.31%	3.35%	4.30%
Initial cash balance crediting rate assumed for the next year	2.39%	3.00%
Rate to which the cash balance crediting rate is assumed to increase (the ultimate rate)	2.64%	3.25%
Year that the cash balance crediting rate reaches the ultimate rate	2025	2024
Expected long-term return on plan assets	8.00%	8.00%	7.66%	7.67%
Rate of compensation increase	3.00%	3.00%
Initial health care cost trend rate assumed for the next year			5.90%	6.20%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate			2023	2023
For 2021 FAS expense, we have assumed an expected long-term rate of return on pension plan assets of 7.5 percent and 7.22 percent on OPB plans. We decreased the EROA assumption for 2021 FAS expense following an assessment of the historical and anticipated long-term returns of various asset classes, including consideration of recent Federal Reserve policy changes that are expected to extend the duration of the current low interest rate environment.
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

NORTHROP GRUMMAN CORPORATION

For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2020:

Asset Allocation Ranges
Cash and cash equivalents	—% - 12%
Global public equities	30% - 50%
Fixed-income securities	20% - 40%
Alternative investments	18% - 38%
The table below provides the fair values of the company’s pension and Voluntary Employee Beneficiary Association (VEBA) trust plan assets at December 31, 2020 and 2019, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. See Note 1 for the definitions of these levels. Certain investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table. As of December 31, 2020 and 2019, there were no investments expected to be sold at a value materially different than NAV.

	Level 1		Level 2		Level 3		Total
$ in millions	2020	2019	2020	2019	2020	2019	2020	2019
Asset category
Cash and cash equivalents	$120	$233	$1,238	$2,572			$1,358	$2,805
U.S. equities	2,981	3,341					2,981	3,341
International equities	3,354	3,271			$2	$2	3,356	3,273
Fixed-income securities
U.S. Treasuries	22	20	2,273	2,716			2,295	2,736
U.S. Government Agency			258	297			258	297
Non-U.S. Government			332	194			332	194
Corporate debt	31	28	6,228	4,513			6,259	4,541
Asset backed			1,080	892			1,080	892
High yield debt	24	30	48	104			72	134
Bank loans			59	33			59	33
Other assets	(2)	(9)	59	59	2	2	59	52
Investments valued using NAV as a practical expedient
U.S. equities							1,567	1,131
International equities							7,193	5,636
Fixed-income funds							1,959	438
Hedge funds							65	246
Opportunistic investments							2,499	1,459
Private equity funds							2,627	2,454
Real estate funds							2,180	2,376
Payables, net							(232)	—
Fair value of plan assets at the end of the year	$6,530	$6,914	$11,575	$11,380	$4	$4	$35,967	$32,038
There were no transfers of plan assets into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2020 and 2019.
Generally, investments are valued based on information in financial publications of general circulation, statistical and valuation services, records of security exchanges, appraisal by qualified persons, transactions and bona fide offers. Cash and cash equivalents are predominantly held in money market or short-term investment funds. U.S. and

NORTHROP GRUMMAN CORPORATION

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
Other assets include derivative assets with a fair value of $29 million and $49 million, derivative liabilities with a fair value of $27 million and $53 million, and net notional amounts of $2.3 billion and $3.6 billion, as of December 31, 2020 and 2019, respectively. Derivative instruments may include exchange traded futures contracts, interest rate swaps, options on futures and swaps, currency contracts, total return swaps and credit default swaps. Notional amounts do not quantify risk or represent assets or liabilities of the pension and VEBA trusts, but are used in the calculation of cash settlement under the contracts. The volume of derivative activity is commensurate with the amounts disclosed at year-end. Certain derivative financial instruments within the pension trust are subject to master netting agreements with certain counterparties.
Investments in certain equity and fixed-income funds, which include common/collective trust funds, and alternative investments, including hedge funds, opportunistic investments, private equity funds and real estate funds, are valued based on the NAV derived by the investment managers, as a practical expedient, and are described further below.
U.S. and International equities: Generally, redemption periods are daily, monthly or quarterly with a notice requirement less than 90 days. As of December 31, 2020 and 2019, there were no unfunded commitments.
Fixed-income funds: Redemption periods are daily, monthly or quarterly with various notice requirements but generally are less than 30 days. As of December 31, 2020, unfunded commitments were $2 million. There were no unfunded commitments as of December 31, 2019.
Hedge funds: Consist of closed-end funds with a 5-10 year life as well as funds that allow redemption requests subject to the liquidity limitations of the underlying investments. As of December 31, 2020 and 2019, unfunded commitments were $9 million and $8 million, respectively.
Opportunistic investments: Opportunistic investments are primarily held in partnerships with a 5-10 year life. As of December 31, 2020 and 2019, unfunded commitments were $1.9 billion and $1.3 billion, respectively.
Private equity funds: The term of each fund is typically 10 or more years and the fund’s investors do not have an option to redeem their interest in the fund. As of December 31, 2020 and 2019, unfunded commitments were $2.3 billion and $1.9 billion, respectively.
Real estate funds: Consist of closed-end real estate funds and infrastructure funds with terms that are typically 10 or more years. This class also contains open-end funds that generally allow investors to redeem their interests in the fund. Unfunded commitments were $60 million as of December 31, 2020 and 2019.
For the years ended December 31, 2020 and 2019, the defined benefit pension and VEBA trusts did not hold any Northrop Grumman common stock.
Benefit Payments
The following table reflects estimated future benefit payments for the next ten years, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2020:

$ in millions	Pension Plans	Medical and Life Plans	Total
Year Ending December 31
2021	$1,884	$152	$2,036
2022	1,930	153	2,083
2023	1,973	135	2,108
2024	2,017	133	2,150
2025	2,057	130	2,187
2026 through 2030	10,599	556	11,155
In 2021, the company expects to contribute the required minimum funding of approximately $98 million to its pension plans and approximately $43 million to its medical and life benefit plans. During the year ended December 31, 2020, the company made discretionary pension contributions of $750 million.

NORTHROP GRUMMAN CORPORATION

14. STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Compensation Plans
At December 31, 2020, the company had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2011 Long-Term Incentive Stock Plan (2011 Plan), applicable to employees and non-employee directors, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND).
Employee Plans – In May 2015, the company’s shareholders approved amendments to the 2011 Plan. These amendments provided that shares issued under the plan would be counted against the aggregate share limit on a one-for-one basis. As amended, 5.1 million shares plus 2.4 million of newly authorized shares were available for issuance under the 2011 Plan; as of December 31, 2020, 5.2 million shares remain available for issuance.
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
Compensation Expense
Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was $90 million, $127 million and $86 million, respectively. The related tax benefits for stock-based compensation for the years ended December 31, 2020, 2019 and 2018 were $14 million, $14 million and $27 million, respectively.
At December 31, 2020, there was $97 million of unrecognized compensation expense related to unvested stock awards granted under the company’s stock-based compensation plans. These amounts are expected to be charged to expense over a weighted-average period of 1.3 years.
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

NORTHROP GRUMMAN CORPORATION

Stock award activity for the years ended December 31, 2018, 2019 and 2020, is presented in the table below. Vested awards do not include any adjustments to reflect the final performance measure for issued shares.

	Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	938	$192	1.0
Granted	376	321
Vested	(455)	181
Forfeited	(63)	250
Outstanding at December 31, 2018	796	$244	0.8
Granted	339	274
Vested	(383)	222
Forfeited	(51)	280
Outstanding at December 31, 2019	701	$278	0.9
Granted	262	350
Vested	(296)	305
Forfeited	(64)	303
Outstanding at December 31, 2020	603	$311	1.4
The majority of our stock awards are granted annually during the first quarter.
The grant date fair value of shares issued in settlement of fully vested stock awards was $118 million, $119 million and $93 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Cash Awards
The company grants certain employees cash units (CUs) and cash performance units (CPUs). Depending on actual performance against financial objectives, recipients of CPUs earn between 0 and 200 percent of the original grant. The following table presents the minimum and maximum aggregate payout amounts related to those cash awards granted for the periods presented:

	Year Ended December 31
$ in millions	2020	2019	2018
Minimum aggregate payout amount	$31	$36	$36
Maximum aggregate payout amount	175	203	205
The majority of our cash awards are granted annually during the first quarter. CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based primarily on the achievement of financial metrics over a three-year period. At December 31, 2020, there was $121 million of unrecognized compensation expense related to cash awards.

NORTHROP GRUMMAN CORPORATION

15. LEASES
Total Lease Cost
Total lease cost is included in Product and Service costs in the consolidated statement of earnings and comprehensive income and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Year Ended December 31
$ in millions	2020	2019
Operating lease cost	$320	$318
Variable lease cost	28	11
Short-term lease cost	93	75
Total lease cost	$441	$404
Rental expense for operating leases classified under ASC 840 for the year ended December 31, 2018 was $375 million. This amount is net of immaterial amounts of sublease income.
Supplemental Balance Sheet Information
Supplemental operating lease balance sheet information consists of the following:

	Year Ended December 31
$ in millions	2020	2019
Operating lease right-of-use assets	$1,533	$1,511

Other current liabilities	263	261
Operating lease liabilities	1,343	1,308
Total operating lease liabilities	$1,606	$1,569
Other Supplemental Information
Other supplemental operating lease information consists of the following:

	Year Ended December 31
$ in millions	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$275	$307
Right-of-use assets obtained in exchange for new lease liabilities	345	462

Weighted average remaining lease term	12.1 years	11.6 years
Weighted average discount rate	3.5%	3.8%

NORTHROP GRUMMAN CORPORATION

Maturities of Lease Liabilities
Maturities of operating lease liabilities as of December 31, 2020 are as follows:

$ in millions
Year Ending December 31
2021	$298
2022	267
2023	228
2024	185
2025	142
Thereafter	902
Total lease payments	2,022
Less: imputed interest	(416)
Present value of operating lease liabilities	$1,606
As of December 31, 2020, we have approximately $361 million in rental commitments for real estate leases that have not yet commenced. These leases are expected to commence in 2021 with lease terms of 4 to 15 years.
16. SEGMENT INFORMATION
The company is aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
As discussed in Note 1, beginning in the second quarter of 2020, the company no longer considers certain unallowable costs and environmental matters that are principally managed at the corporate office as part of management’s evaluation of segment operating performance. As a result, certain unallowable compensation and other costs, which were previously included in segment operating results, are now reported in Unallocated corporate expense within operating income. In addition, certain accrued and deferred costs, as well as unallowable costs, if any, associated with certain environmental matters that were previously reflected in segment assets and operating results are now reflected in corporate assets and Unallocated corporate expense within operating income. This change to operating income has been applied retrospectively in the amounts below. See Part II, Item 5 in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further information regarding the impact of this change on the company’s prior period segment information.

NORTHROP GRUMMAN CORPORATION

The following table presents sales and operating income by segment:

	Year Ended December 31
$ in millions	2020	2019	2018
Sales
Aeronautics Systems	$12,169	$11,116	$10,293
Defense Systems	7,543	7,495	6,612
Mission Systems	10,080	9,410	8,949
Space Systems	8,744	7,425	5,845
Intersegment eliminations	(1,737)	(1,605)	(1,604)
Total sales	36,799	33,841	30,095
Operating income
Aeronautics Systems	1,206	1,188	1,128
Defense Systems	846	793	697
Mission Systems	1,459	1,408	1,245
Space Systems	893	794	644
Intersegment eliminations	(216)	(205)	(200)
Total segment operating income	4,188	3,978	3,514
Net FAS (service)/CAS pension adjustment	418	465	613
Unallocated corporate expense	(541)	(474)	(347)
Total operating income	$4,065	$3,969	$3,780
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

NORTHROP GRUMMAN CORPORATION

Disaggregation of Revenue

Sales by Customer Type	Year Ended December 31
	2020		2019		2018
$ in millions	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government (1)	$10,411	86%	$9,258	83%	$8,732	85%
International (2)	1,595	13%	1,688	15%	1,402	13%
Other customers	41	—%	67	1%	86	1%
Intersegment sales	122	1%	103	1%	73	1%
Aeronautics Systems sales	12,169	100%	11,116	100%	10,293	100%
Defense Systems
U.S. government (1)	5,103	68%	4,952	66%	4,132	62%
International (2)	1,317	17%	1,442	19%	1,249	19%
Other customers	395	5%	410	6%	481	7%
Intersegment sales	728	10%	691	9%	750	12%
Defense Systems sales	7,543	100%	7,495	100%	6,612	100%
Mission Systems
U.S. government (1)	7,279	72%	6,765	72%	6,501	73%
International (2)	1,945	19%	1,839	19%	1,653	18%
Other customers	77	1%	78	1%	77	1%
Intersegment sales	779	8%	728	8%	718	8%
Mission Systems sales	10,080	100%	9,410	100%	8,949	100%
Space Systems
U.S. government (1)	8,110	93%	6,959	94%	5,431	93%
International (2)	331	4%	185	2%	130	2%
Other customers	195	2%	198	3%	221	4%
Intersegment sales	108	1%	83	1%	63	1%
Space Systems sales	8,744	100%	7,425	100%	5,845	100%
Total
U.S. government (1)	30,903	84%	27,934	83%	24,796	82%
International (2)	5,188	14%	5,154	15%	4,434	15%
Other customers	708	2%	753	2%	865	3%
Total Sales	$36,799	100%	$33,841	100%	$30,095	100%
(1)Sales to the U.S. government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government. Each of the company’s segments derives substantial revenue from the U.S. government.
(2) International sales include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is an international customer. These sales include foreign military sales contracted through the U.S. government.
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Year Ended December 31
	2020		2019		2018
$ in millions	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$6,142	51%	$5,299	48%	$5,066	50%
Fixed-price	5,905	49%	5,714	52%	5,154	50%
Intersegment sales	122		103		73
Aeronautics Systems sales	12,169		11,116		10,293
Defense Systems
Cost-type	2,345	34%	2,509	37%	2,386	41%
Fixed-price	4,470	66%	4,295	63%	3,476	59%
Intersegment sales	728		691		750
Defense Systems sales	7,543		7,495		6,612
Mission Systems
Cost-type	3,582	39%	3,335	38%	3,099	38%
Fixed-price	5,719	61%	5,347	62%	5,132	62%
Intersegment sales	779		728		718
Mission Systems sales	10,080		9,410		8,949
Space Systems
Cost-type	6,369	74%	5,336	73%	4,453	77%
Fixed-price	2,267	26%	2,006	27%	1,329	23%
Intersegment sales	108		83		63
Space Systems sales	8,744		7,425		5,845
Total
Cost-type	18,438	50%	16,479	49%	15,004	50%
Fixed-price	18,361	50%	17,362	51%	15,091	50%
Total Sales	$36,799		$33,841		$30,095
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Year Ended December 31
	2020		2019		2018
$ in millions	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$10,452	87%	$9,325	85%	$8,818	86%
Asia/Pacific	841	7%	810	7%	677	7%
Europe	574	5%	587	5%	536	5%
All other (1)	180	1%	291	3%	189	2%
Intersegment sales	122		103		73
Aeronautics Systems sales	12,169		11,116		10,293
Defense Systems
United States	5,498	81%	5,362	79%	4,613	79%
Asia/Pacific	402	6%	369	5%	365	6%
Europe	315	4%	249	4%	204	3%
All other (1)	600	9%	824	12%	680	12%
Intersegment sales	728		691		750
Defense Systems sales	7,543		7,495		6,612
Mission Systems
United States	7,356	79%	6,843	79%	6,578	80%
Asia/Pacific	707	8%	637	7%	592	7%
Europe	893	9%	850	10%	682	8%
All other (1)	345	4%	352	4%	379	5%
Intersegment sales	779		728		718
Mission Systems sales	10,080		9,410		8,949
Space Systems
United States	8,305	96%	7,157	98%	5,652	98%
Asia/Pacific	18	—%	20	—%	32	—%
Europe	300	4%	147	2%	92	2%
All other (1)	13	—%	18	—%	6	—%
Intersegment sales	108		83		63
Space Systems sales	8,744		7,425		5,845
Total
United States	31,611	86%	28,687	85%	25,661	85%
Asia/Pacific	1,968	5%	1,836	6%	1,666	6%
Europe	2,082	6%	1,833	5%	1,514	5%
All other (1)	1,138	3%	1,485	4%	1,254	4%
Total Sales	$36,799		$33,841		$30,095
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

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
The following table presents intersegment sales and operating income before eliminations:

	Year Ended December 31
$ in millions	2020		2019		2018
	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
Intersegment sales and operating income
Aeronautics Systems	$122	$11	$103	$10	$73	$8
Defense Systems	728	76	691	74	750	74
Mission Systems	779	116	728	113	718	115
Space Systems	108	13	83	8	63	3
Total	$1,737	$216	$1,605	$205	$1,604	$200
Assets
Substantially all of the company’s operating assets are located in the U.S. The following table presents assets by segment:

	December 31
$ in millions	2020	2019
Assets
Aeronautics Systems	$8,997	$9,104
Defense Systems	7,352	7,420
Mission Systems	10,029	9,934
Space Systems	10,028	10,595
Corporate assets(1)	8,063	4,036
Total assets	$44,469	$41,089
(1)Corporate assets principally consist of cash and cash equivalents, refundable taxes, deferred tax assets, property, plant and equipment, marketable securities and deferred costs associated with certain environmental matters. Beginning in 2020, certain additional environmental matters that were previously reflected in segment assets are now reflected in corporate assets.
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization by segment:

	Year Ended December 31
$ in millions	2020	2019	2018	2020	2019	2018
	Capital Expenditures			Depreciation and Amortization(1)
Aeronautics Systems	$540	$528	$657	$238	$224	$190
Defense Systems	78	71	66	48	44	65
Mission Systems	302	229	197	150	133	121
Space Systems	440	352	226	211	189	130
Corporate	60	84	103	358	428	294
Total	$1,420	$1,264	$1,249	$1,005	$1,018	$800
(1)Corporate amounts include the amortization of purchased intangible assets and the additional depreciation expense related to the step-up in fair value of property, plant and equipment acquired through business combinations as they are not considered part of management’s evaluation of segment operating performance.

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

2020
In millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$8,620	$8,884	$9,083	$10,212
Operating income	934	994	985	1,152
Net earnings	868	1,005	986	330

Basic earnings per share	5.18	6.02	5.91	1.98
Diluted earnings per share	5.15	6.01	5.89	1.97

Weighted-average common shares outstanding	167.7	166.9	166.8	166.8
Weighted-average diluted shares outstanding	168.4	167.3	167.3	167.4

2019
In millions, except per share amounts	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$8,189	$8,456	$8,475	$8,721
Operating income	936	946	951	1,136
Net earnings (loss)	863	861	933	(409)

Basic earnings (loss) per share	5.08	5.07	5.52	(2.43)
Diluted earnings (loss) per share(1)	5.06	5.06	5.49	(2.43)

Weighted-average common shares outstanding	170.0	169.7	169.1	168.4
Weighted-average diluted shares outstanding(1)	170.7	170.3	169.9	168.4
(1)Fourth quarter 2019 excludes the dilutive effect of awards granted to employees under stock-based compensation plans as such awards would be antidilutive.

NORTHROP GRUMMAN CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2020, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended December 31, 2020, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting is based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2020.
Deloitte & Touche LLP issued an attestation report dated January 27, 2021, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2020, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/ Kathy J. Warden
Chairman, Chief Executive Officer and President

/s/ David F. Keffer
Corporate Vice President and Chief Financial Officer
January 27, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated January 27, 2021 expressed an unqualified opinion on those financial statements.
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
January 27, 2021

NORTHROP GRUMMAN CORPORATION

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the company’s fiscal year.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of January 27, 2021, are listed below, along with their ages on that date, positions and offices held with the company, and principal occupations and employment, focused primarily on the past five years.

Name	Age	Office Held	Since	Recent Business Experience
Kathy J. Warden	49	Chairman, Chief Executive Officer and President	2019	Chief Executive Officer and President (2019); President and Chief Operating Officer (2018); Corporate Vice President and President, Mission Systems Sector (2016-2017); Corporate Vice President and President, Former Information Systems Sector (2013-2015)
Ann M. Addison	59	Corporate Vice President and Chief Human Resources Officer	2019	Corporate Vice President (2018); Executive Vice President and Chief Human Resources Officer, Leidos (2016-2018); Vice President, Human Resources, Lockheed Martin (2010-2016)
Mark A. Caylor	56	Corporate Vice President and President, Mission Systems Sector	2018	Corporate Vice President and President, Enterprise Services and Chief Strategy Officer (2014-2017)
Sheila C. Cheston	62	Corporate Vice President and General Counsel	2010
Michael A. Hardesty	49	Corporate Vice President, Controller, and Chief Accounting Officer	2013
Thomas H. Jones	54	Corporate Vice President and President, Aeronautics Systems Sector	2021	Vice President and General Manager, Airborne C4ISR Division, Mission Systems Sector (2017-2020); Vice President and General Manager, Advanced Concepts & Technologies Division, Mission Systems Sector (2015-2017)
Lesley A. Kalan	47	Corporate Vice President and Chief Strategy and Development Officer	2020	Corporate Vice President, Government Relations (2018-2019); Vice President, Legislative Affairs (2010-2017)
David F. Keffer	43	Corporate Vice President and Chief Financial Officer	2020	General Partner, Blue Delta Capital Partners (2018-2020); Chief Financial Officer and Executive Vice President, CSRA, Inc. (2015-2018)
Blake E. Larson	61	Corporate Vice President and President, Space Systems Sector	2020	Corporate Vice President and President, Former Innovation Systems Sector (2018-2020); Chief Operating Officer, Orbital ATK, Inc. (2015-2018); Senior Vice President and President, Aerospace Group, Alliant Techsystems, Inc. (2010-2015)

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Recent Business Experience
David T. Perry	56	Corporate Vice President and Chief Global Business Officer	2019	Corporate Vice President and Chief Global Business Development Officer (2012-2019)
Mary D. Petryszyn	59	Corporate Vice President and President, Defense Systems Sector	2020	Vice President and General Manager, Land and Avionics C4ISR Division, Mission Systems Sector (2016-2019), Vice President, Global Strategy and Mission Solutions, Aerospace Systems Sector (2015-2016), Vice President, International, Aerospace Systems Sector (2013-2015)
Shawn N. Purvis	47	Corporate Vice President and President, Enterprise Services	2018	Vice President and Chief Information Officer (2016-2017); Vice President and General Manager, Cyber Division, Former Information Systems Sector (2014-2016)
Lucy C. Ryan	47	Corporate Vice President, Communications	2019	Vice President, Enterprise Communications (2018); Director of Communications, General Dynamics (2010-2018)
AUDIT COMMITTEE FINANCIAL EXPERT
The information as to the Audit and Risk Committee and the Audit and Risk Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders.
CODE OF ETHICS
We have adopted Standards of Business Conduct for all of our employees, including the principal executive officer, principal financial officer and principal accounting officer. The Standards of Business Conduct can be found on our internet website at www.northropgrumman.com under “Investors – Corporate Governance – Standards of Business Conduct.” A copy of the Standards of Business Conduct is available to any stockholder who requests it by writing to: Northrop Grumman Corporation, c/o Office of the Secretary, 2980 Fairview Park Drive, Falls Church, VA 22042. We disclose amendments to provisions of our Standards of Business Conduct by posting amendments on our website. Waivers of the provisions of our Standards of Business Conduct that apply to our directors and executive officers are disclosed in a Current Report on Form 8-K.
The website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the SEC.
OTHER DISCLOSURES
Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information concerning Executive Compensation, including information concerning Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders.
For a description of securities authorized under our equity compensation plans, see Note 14 to the consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information as to Certain Relationships and Related Transactions and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
The information as to Principal Accounting Fees and Services will be incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders.

NORTHROP GRUMMAN CORPORATION

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)1. Report of Independent Registered Public Accounting Firm
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
First Supplemental Indenture dated as of July 30, 2009, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor trustee to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K filed July 30, 2009, File No. 001-16411)

4(u)
Second Supplemental Indenture dated as of November 8, 2010, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 8, 2010, File No. 001-16411)

4(v)	Form of Northrop Grumman Corporation’s 3.500% Senior Note due 2021 (incorporated by reference to Exhibit B to Exhibit 4(a) to Form 8-K filed November 8, 2010, File No. 001-16411)

4(w)	Form of Northrop Grumman Corporation’s 5.050% Senior Note due 2040 (incorporated by reference to Exhibit C to Exhibit 4(a) to Form 8-K filed November 8, 2010, File No. 001-16411)

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

4(aa)	Form of 3.250% Senior Note due 2023 (incorporated by reference to Exhibit B to Exhibit 4(a) to Form 8-K filed May 31, 2013, File No. 001-16411)

4(bb)	Form of 4.750% Senior Note due 2043 (incorporated by reference to Exhibit C to Exhibit 4(a) to Form 8-K filed May 31, 2013, File No. 001-16411)

4(cc)
Sixth Supplemental Indenture, dated as of February 6, 2015, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed February 6, 2015, File No. 001-16411)

4(dd)	Form of 3.850% Senior Note due 2045 (incorporated by reference to Exhibit A to Exhibit 4.1 to Form 8-K filed February 6, 2015, File No. 001-16411)

4(ee)
Seventh Supplemental Indenture, dated as of December 1, 2016, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 1, 2016, File No. 001-16411)

4(ff)	Form of 3.200% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to Form 8-K filed December 1, 2016, File No. 001-16411)

4(gg)
Eighth Supplemental Indenture, dated as of October 13, 2017, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(hh)
Ninth Supplemental Indenture, dated as of March 23, 2020, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020, File No. 001-16411)

4(ii)	Form of 2.550% Senior Note due 2022 (incorporated by reference to Exhibit B to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(jj)	Form of 2.930% Senior Note due 2025 (incorporated by reference to Exhibit C to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(kk)	Form of 3.250% Senior Note due 2028 (incorporated by reference to Exhibit D to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(ll)	Form of 4.030% Senior Note due 2047 (incorporated by reference to Exhibit E to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(mm)	Form of 4.400% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020, File No. 001-16411)

4(nn)	Form of 5.150% Senior Note due 2040 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020, File No. 001-16411)

4(oo)	Form of 5.250% Senior Note due 2050 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020, File No. 001-16411)

4(pp)	Description of Securities (incorporated by reference to Exhibit 4(ll) to Form 10-K for the year ended December 31, 2019, filed January 30, 2020, File No. 001-16411)

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
Amended and Restated 2011 Long-Term Incentive Stock Plan (as amended and restated effective as of May 20, 2015) (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed April 6, 2015, File No. 001-16411)

(i)
Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2011 Long-Term Incentive Stock Plan, Amended and Restated Effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2015, filed October 28, 2015, File No. 001-16411)

(ii)
Grant Certificate Specifying the Terms and Conditions Applicable to 2017 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017, filed April 26, 2017, File No. 001-16411)

(iii)
Grant Certificate Specifying the Terms and Conditions Applicable to 2017 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2017, filed April 26, 2017, File No. 001-16411)

(iv)
Grant Certificate Specifying the Terms and Conditions Applicable to 2018 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2018, filed April 25, 2018, File No. 001-16411)

(v)
Grant Certificate Specifying the Terms and Conditions Applicable to 2018 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2018, filed April 25, 2018, File No. 001-16411)

(vi)
Grant Certificate Specifying the Terms and Conditions Applicable to Special 2018 Restricted Stock Rights Granted to Blake Larson Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2018, filed July 25, 2018, File No. 001-16411)

(vii)
Grant Certificate Specifying the Terms and Conditions Applicable to 2018 Restricted Stock Rights Granted to Mark Caylor Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10(g)(xvii) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

(viii)
2019 Restricted Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

(ix)
2019 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

(x)
2020 Restricted Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020, filed April 29, 2020, File No. 001-16411)

(xi)
2020 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2020, filed April 29, 2020, File No. 001-16411)

(xii)
Special 2020 Restricted Stock Rights Grant Agreement Granted to Blake Larson and Janis Pamiljans Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2020, filed April 29, 2020, File No. 001-16411)

+10(g)
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
First Amendment to the Northrop Grumman Supplemental Plan 2, dated December 20, 2017 (Effective as of December 31, 2017) (incorporated by reference to Exhibit 10(j)(v) to Form 10-K for the year ended December 31, 2017, filed January 29, 2018, File No. 001-16411)

(v)
First Amendment to Appendix F to the Northrop Grumman Supplemental Plan 2, CPC Supplemental Executive Retirement Program, effective December 30, 2019 (incorporated by reference to Exhibit 10(h)(v) to Form 10-K for the year ended December 31, 2019, filed January 30, 2020, File No. 001-16411)

+10(i)
Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) (Amended and Restated Effective January 1, 2014) (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 2013, filed February 3, 2014, File No. 001-16411)

+10(j)
Severance Plan for Elected and Appointed Officers of Northrop Grumman Corporation (Amended and Restated Effective December 31, 2019) (incorporated by reference to Exhibit 10(j) to Form 10-K for the year ended December 31, 2019, filed January 30, 2020, File No. 001-16411)

+10(k)
Non-Employee Director Compensation Term Sheet, effective May 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, filed July 24, 2019, File No. 001-16411)

+10(l)
Non-Employee Director Compensation Term Sheet, effective May 20, 2020 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2020, filed July 30, 2020, File No. 001-16411)

+10(m)
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
Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of January 1, 2020) (incorporated by reference to Exhibit 10(s) to Form 10-K for the year ended December 31, 2019, filed January 30, 2020, File No. 001-16411)

+10(s)
Northrop Grumman Officers Retirement Account Contribution Plan (Amended and Restated Effective as of January 1, 2019) (incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

+10(t)
Northrop Grumman Corporation Special Officer Retiree Medical Plan (Amended and Restated Effective October 1, 2018) (incorporated by reference to Exhibit 10(w) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

+10(u)
Northrop Grumman Innovation Systems Defined Benefit Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

(i)
First Amendment to Northrop Grumman Innovation Systems Defined Benefit Supplemental Executive Retirement Plan, effective December 31, 2019 (incorporated by reference to Exhibit 10(v)(i) to Form 10-K for the year ended December 31, 2019, filed January 30, 2020, File No. 001-16411)

+10(v)
Northrop Grumman Innovation Systems Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10(y) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

NORTHROP GRUMMAN CORPORATION

+10(w)
Executive Basic Life Insurance and Accidental Death and Dismemberment Insurance Policy dated January 1, 2019 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

+10(x)
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

*+10(z)	Group Personal Excess Liability Policy dated January 28, 2020 and effective as of January 1, 2020

+10(aa)
Letter dated January 10, 2018 from Northrop Grumman Corporation to Blake Larson regarding compensation effective June 6, 2018 (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended June 30, 2018, filed July 25, 2018, File No. 001-16411)

+10(bb)
Letter dated February 3, 2020 from Northrop Grumman Corporation to David Keffer regarding compensation effective February 17, 2020 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2020, filed April 29, 2020, File No. 001-16411)

+10(cc)
Separation Agreement and General Release dated February 5, 2020 from Northrop Grumman Corporation to Kenneth Bedingfield (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 6, 2020, File No. 001-16411)

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

*101
Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) the Cover Page, (ii) the Consolidated Statements of Earnings and Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

*	Filed with this Report

**	Furnished with this Report
Item 16. Form 10-K Summary
None.

NORTHROP GRUMMAN CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January 2021.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Michael A. Hardesty
Michael A. Hardesty
Corporate Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 27th day of January 2021, by the following persons and in the capacities indicated.

Signature	Title

Kathy J. Warden*	Chairman, Chief Executive Officer and President (Principal Executive Officer), and Director

David F. Keffer*	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Michael A. Hardesty	Corporate Vice President, Controller and Chief Accounting Officer

David P. Abney*	Director

Marianne C. Brown*	Director

Donald E. Felsinger*	Director

Ann M. Fudge*	Director

Bruce S. Gordon*	Director

William H. Hernandez*	Director

Madeleine A. Kleiner*	Director

Karl J. Krapek*	Director

Gary Roughead*	Director

Thomas M. Schoewe*	Director

James S. Turley*	Director

Mark A. Welsh III*	Director

*By:	/s/ Jennifer C. McGarey
Jennifer C. McGarey
Corporate Vice President and Secretary
Attorney-in-Fact
pursuant to a power of attorney