Form 10-Q
period 2021-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2021-04-29
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
As of April 26, 2021, 160,961,208 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2021	2020
Sales
Product	$7,022	$6,176
Service	2,135	2,444
Total sales	9,157	8,620
Operating costs and expenses
Product	5,690	4,952
Service	1,727	1,946
General and administrative expenses	898	788
Total operating costs and expenses	8,315	7,686
Gain on sale of business	1,980	—
Operating income	2,822	934
Other (expense) income
Interest expense	(155)	(125)
Non-operating FAS pension benefit	367	302
Other, net	(18)	(58)
Earnings before income taxes	3,016	1,053
Federal and foreign income tax expense	821	185
Net earnings	$2,195	$868

Basic earnings per share	$13.46	$5.18
Weighted-average common shares outstanding, in millions	163.1	167.7
Diluted earnings per share	$13.43	$5.15
Weighted-average diluted shares outstanding, in millions	163.5	168.4

Net earnings (from above)	$2,195	$868
Other comprehensive loss
Change in unamortized prior service credit, net of tax	(2)	(10)
Change in cumulative translation adjustment and other, net	(1)	(9)
Other comprehensive loss, net of tax	(3)	(19)
Comprehensive income	$2,192	$849
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$3,517	$4,907
Accounts receivable, net	1,710	1,501
Unbilled receivables, net	5,519	5,140
Inventoried costs, net	860	759
Prepaid expenses and other current assets	647	1,402
Assets of disposal group held for sale	—	1,635
Total current assets	12,253	15,344
Property, plant and equipment, net of accumulated depreciation of $6,471 for 2021 and $6,335 for 2020	7,093	7,071
Operating lease right-of-use assets	1,552	1,533
Goodwill	17,518	17,518
Intangible assets, net	732	783
Deferred tax assets	311	311
Other non-current assets	1,964	1,909
Total assets	$41,423	$44,469

Liabilities
Trade accounts payable	$1,895	$1,806
Accrued employee compensation	1,542	1,997
Advance payments and billings in excess of costs incurred	2,393	2,517
Other current liabilities	2,537	3,002
Liabilities of disposal group held for sale	—	258
Total current liabilities	8,367	9,580
Long-term debt, net of current portion of $42 for 2021 and $742 for 2020	12,764	14,261
Pension and other postretirement benefit plan liabilities	6,217	6,498
Operating lease liabilities	1,354	1,343
Other non-current liabilities	2,196	2,208
Total liabilities	30,898	33,890

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2021—160,960,496 and 2020—166,717,179	161	167
Paid-in capital	8	58
Retained earnings	10,487	10,482
Accumulated other comprehensive loss	(131)	(128)
Total shareholders’ equity	10,525	10,579
Total liabilities and shareholders’ equity	$41,423	$44,469
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2021	2020
Operating activities
Net earnings	$2,195	$868
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	294	297
Stock-based compensation	18	18
Deferred income taxes	1	156
Gain on sale of business	(1,980)	—
Changes in assets and liabilities:
Accounts receivable, net	(253)	(810)
Unbilled receivables, net	(357)	(584)
Inventoried costs, net	(101)	(2)
Prepaid expenses and other assets	(38)	56
Accounts payable and other liabilities	(589)	(833)
Income taxes payable, net	1,028	10
Retiree benefits	(314)	(237)
Other, net	30	68
Net cash used in operating activities	(66)	(993)

Investing activities
Divestiture of IT services business	3,400	—
Capital expenditures	(205)	(272)
Other, net	1	2
Net cash provided by (used in) investing activities	3,196	(270)

Financing activities
Net proceeds from issuance of long-term debt	—	2,239
Payments of long-term debt	(2,200)	—
Payments to credit facilities	—	(7)
Net borrowings on commercial paper	—	744
Common stock repurchases	(2,000)	(344)
Cash dividends paid	(238)	(227)
Payments of employee taxes withheld from share-based awards	(30)	(63)
Other, net	(52)	(46)
Net cash (used in) provided by financing activities	(4,520)	2,296
(Decrease) increase in cash and cash equivalents	(1,390)	1,033
Cash and cash equivalents, beginning of year	4,907	2,245
Cash and cash equivalents, end of period	$3,517	$3,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2021	2020
Common stock
Beginning of period	$167	$168
Common stock repurchased	(6)	(1)
End of period	161	167
Paid-in capital
Beginning of period	58	—
Common stock repurchased	(39)	—
Stock compensation	(11)	—
End of period	8	—
Retained earnings
Beginning of period	10,482	8,748
Common stock repurchased	(1,955)	(348)
Net earnings	2,195	868
Dividends declared	(235)	(223)
Stock compensation	—	(45)
Other	—	11
End of period	10,487	9,011
Accumulated other comprehensive loss
Beginning of period	(128)	(97)
Other comprehensive loss, net of tax	(3)	(19)
End of period	(131)	(116)
Total shareholders’ equity	$10,525	$9,062
Cash dividends declared per share	$1.45	$1.32
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
Effective January 30, 2021 (the “Divestiture date”), we completed the previously announced sale of our IT and mission support services business (the “IT services divestiture”) for $3.4 billion in cash and recorded a pre-tax gain on sale of $2.0 billion. The IT and mission support services business was comprised of the majority of the Information Solutions and Services (IS&S) division of Defense Systems (excluding our Vinnell Arabia business); select cyber, intelligence and missions support programs, which were part of the Cyber and Intelligence Mission Solutions (CIMS) division of Mission Systems; and the Space Technical Services business unit of Space Systems. The assets and liabilities of the IT and mission support services business were classified as held for sale in the consolidated statement of financial position as of December 31, 2020. Operating results include sales and operating income for the IT and mission support services business prior to the Divestiture date. Sales for the IT and mission support services business were $162 million and $559 million for the three months ended March 31, 2021 and 2020 and pre-tax profit was $20 million and $51 million for the three months ended March 31, 2021 and 2020.
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
The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s 2020 Annual Report on Form 10-K. During the first quarter of 2021, we changed the naming convention for our FAS/CAS pension accounts. The Net FAS (service)/CAS pension adjustment is now referred to as the FAS/CAS operating adjustment and the FAS (non-service) pension benefit is now referred to as the Non-operating FAS pension benefit. This change does not impact any current or previously reported amounts.
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
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended March 31
$ in millions, except per share data	2021	2020
Revenue	$202	$136
Operating income	190	124
Net earnings(1)	150	98
Diluted earnings per share(1)	0.92	0.58
(1)Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No such adjustments were material to the financial statements during the three months ended March 31, 2021 and 2020.
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
Company backlog as of March 31, 2021 was $79.3 billion. Of our March 31, 2021 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 60 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three months ended March 31, 2021 and 2020 that was included in the contract liability balances at the beginning of each year was $1.1 billion and $781 million, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

NORTHROP GRUMMAN CORPORATION
Property, Plant, and Equipment
Non-cash investing activities include capital expenditures incurred but not yet paid of $58 million and $92 million for the three months ended March 31, 2021 and 2020, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	March 31, 2021	December 31, 2020
Unamortized prior service credit, net of tax expense of $2 for 2021 and $3 for 2020	$8	$10
Cumulative translation adjustment and other, net	(139)	(138)
Total accumulated other comprehensive loss	$(131)	$(128)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after March 31, 2021, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.4 million shares and 0.7 million shares for the three months ended March 31, 2021 and 2020, respectively.
Share Repurchases
On September 16, 2015, the company’s board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock (the “2015 Repurchase Program”). On December 4, 2018, the company’s board of directors authorized a share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2018 Repurchase Program”). Repurchases under the 2015 Repurchase Program commenced in March 2016 and were completed in March 2020 at which time repurchases under the 2018 Repurchase Program commenced. As of March 31, 2021, repurchases under the 2018 Repurchase Program totaled $1.9 billion; $1.1 billion remained under this share repurchase authorization. By its terms, the 2018 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
On January 25, 2021, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2021 Repurchase Program”). By its terms, repurchases under the 2021 Repurchase Program will commence upon completion of the 2018 Repurchase Program and will expire when we have used all authorized funds for repurchases.
During the first quarter of 2021, the company entered into an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC (Goldman Sachs) to repurchase $2.0 billion of the company’s common stock as part of the 2018 Repurchase Program. Under the agreement, we made a payment of $2.0 billion to Goldman Sachs and received an initial delivery of 5.9 million shares valued at $1.7 billion that were immediately canceled by the company. The remaining balance of $300 million is included as a reduction to Retained earnings on the consolidated statement of financial position. The final number of shares to be repurchased will be based on the company’s daily volume-weighted average share price during the term of the transaction, less a discount, and is expected to be completed in the second quarter of 2021. Goldman Sachs may be required to deliver additional shares of common stock to the company at final settlement or, under certain circumstances, the company may be required to either, at the company’s election, deliver shares or make a cash payment to Goldman Sachs.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in

NORTHROP GRUMMAN CORPORATION
the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Three Months Ended March 31
					2021	2020
September 16, 2015	$4,000	15.4	$260.33	March 2020	—	0.9
December 4, 2018	$3,000	6.4	289.47		5.9	0.1
January 25, 2021	$3,000	—	—		—	—
(1)Includes commissions paid.
Dividends on Common Stock
In May 2020, the company increased the quarterly common stock dividend 10 percent to $1.45 per share from the previous amount of $1.32 per share.
3.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2021	2020
Federal and foreign income tax expense	$821	$185
Effective income tax rate	27.2%	17.6%
The first quarter 2021 effective tax rate (ETR) increased to 27.2 percent from 17.6 percent in the prior year period primarily due to federal income taxes resulting from the IT services divestiture, including $250 million of income tax expense related to $1.2 billion of nondeductible goodwill in the divested business. The company’s first quarter 2021 ETR also includes $52 million of research credits. The company’s first quarter 2020 ETR includes $41 million of research credits and $13 million of excess tax benefits for employee share-based compensation, partially offset by nondeductible losses on marketable securities.
Taxes receivable are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position. We had no taxes receivable as of March 31, 2021 and $792 million as of December 31, 2020.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs, and the 2017 Tax Cuts and Jobs Act. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to the final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and future regulatory interpretations of existing tax laws may change. At this time, we cannot reasonably estimate these changes.
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

NORTHROP GRUMMAN CORPORATION
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	March 31, 2021			December 31, 2020
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets (Liabilities)
Marketable securities	$397	$1	$398	$377	$1	$378
Marketable securities valued using NAV			17			18
Total marketable securities	397	1	415	377	1	396
Derivatives	—	(1)	(1)	—	—	—
The notional value of the company’s foreign currency forward contracts at March 31, 2021 and December 31, 2020 was $144 million and $133 million, respectively. At March 31, 2021 and December 31, 2020, no portion of the notional value was designated as a cash flow hedge.
The derivative fair values and related unrealized gains/losses at March 31, 2021 and December 31, 2020 were not material. There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2021.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $14.9 billion and $18.2 billion as of March 31, 2021 and December 31, 2020, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Repayments of Senior Notes
In March 2021, the company repaid $700 million of 3.50 percent unsecured notes upon maturity.
In March 2021, the company redeemed $1.5 billion of 2.55 percent unsecured notes due October 2022. The company recorded a pre-tax charge of $54 million principally related to the premium paid on the redemption, which was recorded in Other, net in the unaudited condensed consolidated statements of earnings and comprehensive income.
5.    INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS were delivered. The company’s lawsuit seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. In the course of the litigation, the United States subsequently amended its counterclaim, reducing it to seek approximately $193 million. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On February 3, 2020, after extensive discovery and motions practice, the parties commenced what was expected to be a seven-week trial. The first four weeks of trial concluded, but the court postponed the remaining estimated three weeks as a result of COVID-19-related concerns. After additional COVID-19-related interruptions, trial concluded on March 5, 2021 and the court scheduled post-trial briefing. Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends vigorously to pursue and defend the matter.
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, we have worked closely with the United States Navy, the United States Environmental Protection Agency, the New

NORTHROP GRUMMAN CORPORATION
York State Department of Environmental Conservation (NYSDEC), the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. In December 2019, the State of New York issued an Amended Record of Decision seeking to impose additional remedial requirements beyond measures the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December 2020, the parties reached a tentative agreement regarding the steps the company will take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. The State of New York is preparing to file a new consent decree reflecting the agreement and to seek court approval. We have incurred, and expect to continue to incur, as included in Note 6, substantial remediation costs related to the legacy Bethpage environmental conditions. Applicable remediation standards and other requirements to which we are subject may continue to change, our costs may increase materially and those costs may not be fully recoverable. In addition, we are a party to various, and expect to become a party to additional, legal proceedings and disputes related to remediation, environmental impacts, costs, and the allowability of costs we incur, including with federal and state entities (including the Navy, Defense Contract Management Agency, the State, local municipalities and water districts) and insurance carriers, as well as class action and individual plaintiffs alleging personal injury and property damage and seeking both monetary and non-monetary relief. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages, determinations on allocation, allowability and coverage, and non-monetary relief. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2021, or its annual results of operations and/or cash flows.
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2021, or its annual results of operations and/or cash flows.
The U.S. government has raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, the government provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believe demonstrates the appropriateness of the assumptions used. On November 24, 2020, the government replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We are engaging further with the government. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of this matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.

NORTHROP GRUMMAN CORPORATION
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of March 31, 2021 and December 31, 2020:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
March 31, 2021	$621	$342	$534
December 31, 2020	614	346	529
(1) As of March 31, 2021, $246 million is recorded in Other current liabilities and $375 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of March 31, 2021, $218 million is deferred in Prepaid expenses and other current assets and $316 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2021, or its annual results of operations and/or cash flows.
With respect to Bethpage, as discussed in Note 5, in December 2019, the State of New York issued an Amended Record of Decision, seeking to impose additional remedial requirements beyond those the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December 2020, the parties reached a tentative agreement regarding the steps the company will take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. The State of New York is preparing to file a new consent decree reflecting the agreement and to seek court approval. As discussed in Note 5, the applicable remediation standards and other requirements to which we are subject may continue to change, our costs may increase materially, and those costs may not be fully recoverable.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2021, there were $480 million of stand-by letters of credit and guarantees and $80 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At March 31, 2021, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”) that matures in August 2024 and is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2018 Credit Agreement. At March 31, 2021, there was no balance outstanding under this facility.
At March 31, 2021, the company was in compliance with all covenants under its credit agreements.

NORTHROP GRUMMAN CORPORATION
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		OPB
$ in millions	2021	2020	2021	2020
Components of net periodic benefit cost (benefit)
Service cost	$104	$102	$4	$4
Interest cost	263	307	13	17
Expected return on plan assets	(628)	(594)	(26)	(26)
Amortization of prior service (credit) cost	(2)	(15)	—	1
Net periodic benefit cost (benefit)	$(263)	$(200)	$(9)	$(4)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended March 31
$ in millions	2021	2020
Defined benefit pension plans	$27	$20
OPB plans	11	12
Defined contribution plans	266	256
8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Three Months Ended March 31
in millions	2021	2020
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.2
Grant date aggregate fair value	$88	$87
RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of certain performance metrics over a three-year period.
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Three Months Ended March 31
$ in millions	2021	2020
Minimum aggregate payout amount	$31	$31
Maximum aggregate payout amount	177	175
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION
9.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2021	2020
Sales
Aeronautics Systems	$2,990	$2,843
Defense Systems	1,562	1,881
Mission Systems	2,589	2,347
Space Systems	2,521	1,948
Intersegment eliminations	(505)	(399)
Total sales	9,157	8,620
Operating income
Aeronautics Systems	308	263
Defense Systems	177	198
Mission Systems	397	353
Space Systems	276	202
Intersegment eliminations	(63)	(49)
Total segment operating income	1,095	967
FAS/CAS operating adjustment	19	105
Unallocated corporate income (expense)	1,708	(138)
Total operating income	$2,822	$934
FAS/CAS Operating Adjustment
For financial statement purposes, we account for our employee pension plans in accordance with FAS. However, the cost of these plans is charged to our contracts in accordance with the Federal Acquisition Regulation (FAR) and the related U.S. Government Cost Accounting Standards (CAS). The FAS/CAS operating adjustment, previously referred to as the net FAS (service)/CAS pension adjustment, reflects the difference between CAS pension expense included as cost in segment operating income and the service cost component of FAS expense included in total operating income.
Unallocated Corporate Income (Expense)
Unallocated corporate income (expense) includes the portion of corporate costs not considered allowable or allocable under applicable CAS or FAR, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, compensation, retiree benefits, advertising and other corporate unallowable costs. Unallocated corporate income (expense) also includes costs not considered part of management’s evaluation of segment operating performance, such as amortization of purchased intangible assets and the additional depreciation expense related to the step-up in fair value of property, plant and equipment acquired through business combinations, as well as certain compensation and other costs.
During the first quarter of 2021, the $2.0 billion pre-tax gain on the sale of our IT services business and $192 million of unallowable state taxes and transaction costs associated with the divestiture were recorded in Unallocated corporate income (expense).

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended March 31
	2021		2020
$ in millions	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,541	85%	$2,361	83%
International(2)	399	14%	444	16%
Other customers	6	—%	12	—%
Intersegment sales	44	1%	26	1%
Aeronautics Systems sales	2,990	100%	2,843	100%
Defense Systems
U.S. government(1)	993	64%	1,259	67%
International(2)	351	22%	340	18%
Other customers	33	2%	111	6%
Intersegment sales	185	12%	171	9%
Defense Systems sales	1,562	100%	1,881	100%
Mission Systems
U.S. government(1)	1,834	71%	1,671	71%
International(2)	502	19%	483	21%
Other customers	16	1%	17	1%
Intersegment sales	237	9%	176	7%
Mission Systems sales	2,589	100%	2,347	100%
Space Systems
U.S. government(1)	2,326	92%	1,803	93%
International(2)	105	4%	68	3%
Other customers	51	2%	51	3%
Intersegment sales	39	2%	26	1%
Space Systems sales	2,521	100%	1,948	100%
Total
U.S. government(1)	7,694	84%	7,094	83%
International(2)	1,357	15%	1,335	15%
Other customers	106	1%	191	2%
Total Sales	$9,157	100%	$8,620	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended March 31
	2021		2020
$ in millions	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,411	48%	$1,343	48%
Fixed-price	1,535	52%	1,474	52%
Intersegment sales	44		26
Aeronautics Systems sales	2,990		2,843
Defense Systems
Cost-type	509	37%	628	37%
Fixed-price	868	63%	1,082	63%
Intersegment sales	185		171
Defense Systems sales	1,562		1,881
Mission Systems
Cost-type	865	37%	846	39%
Fixed-price	1,487	63%	1,325	61%
Intersegment sales	237		176
Mission Systems sales	2,589		2,347
Space Systems
Cost-type	1,844	74%	1,398	73%
Fixed-price	638	26%	524	27%
Intersegment sales	39		26
Space Systems sales	2,521		1,948
Total
Cost-type	4,629	51%	4,215	49%
Fixed-price	4,528	49%	4,405	51%
Total Sales	$9,157		$8,620
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended March 31
	2021		2020
$ in millions	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,547	87%	$2,373	84%
Asia/Pacific	279	9%	207	8%
Europe	100	3%	166	6%
All other(1)	20	1%	71	2%
Intersegment sales	44		26
Aeronautics Systems sales	2,990		2,843
Defense Systems
United States	1,026	75%	1,370	80%
Asia/Pacific	103	7%	82	5%
Europe	76	6%	70	4%
All other(1)	172	12%	188	11%
Intersegment sales	185		171
Defense Systems sales	1,562		1,881
Mission Systems
United States	1,850	79%	1,688	78%
Asia/Pacific	160	7%	176	8%
Europe	269	11%	225	10%
All other(1)	73	3%	82	4%
Intersegment sales	237		176
Mission Systems sales	2,589		2,347
Space Systems
United States	2,376	95%	1,854	97%
Asia/Pacific	16	1%	5	—%
Europe	88	4%	59	3%
All other(1)	2	—%	4	—%
Intersegment sales	39		26
Space Systems sales	2,521		1,948
Total
United States	7,799	85%	7,285	85%
Asia/Pacific	558	6%	470	5%
Europe	533	6%	520	6%
All other(1)	267	3%	345	4%
Total Sales	$9,157		$8,620
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of March 31, 2021, and the related condensed consolidated statements of earnings and comprehensive income, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2020, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2021, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph regarding the Company’s change in its method of accounting for leases in 2019 due to the adoption of ASC 842, Leases. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2020, is fairly stated, in all material respects, in relation to the audited consolidated statement of financial position from which it has been derived.
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
April 28, 2021

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
The following discussion should be read along with the financial statements included in this Form 10-Q, as well as our 2020 Annual Report on Form 10-K, which provides additional information on our business and the environment in which we operate and our operating results.
Divestiture of IT and Mission Support Services Business
Effective January 30, 2021 (the “Divestiture date”), we completed the previously announced sale of our IT and mission support services business (the “IT services divestiture”) for $3.4 billion in cash and recorded a pre-tax gain on sale of $2.0 billion. The IT and mission support services business was comprised of the majority of the Information Solutions and Services (IS&S) division of Defense Systems (excluding our Vinnell Arabia business); select cyber, intelligence and missions support programs, which were part of the Cyber and Intelligence Mission Solutions (CIMS) division of Mission Systems; and the Space Technical Services business unit of Space Systems. Operating results include sales and operating income for the IT and mission support services business prior to the Divestiture date.
COVID-19
Coronavirus disease 2019 (“COVID-19”) was first reported in late 2019 and has since dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility. We discuss in some detail in our Annual Report on Form 10-K the pandemic, its impacts and actions taken up to the time of filing. In this Form 10-Q, we provide an update. We continue closely to monitor and address the developments, including the impact on our company, our employees, our customers, our suppliers and our communities. The company continues to consider health data and guidance from the Centers for Disease Control and Prevention (CDC), other health organizations, federal, state and local governmental authorities, and our customers, among others. In the first quarter of 2021, COVID-19 case rates and the health and economic impacts of the pandemic increased and decreased in different communities in the US and globally. In the U.S., the Food and Drug Administration (FDA) issued emergency use authorization for COVID-19 vaccines and the government began to administer them. The company has taken various steps to facilitate access for our employees, in accordance with federal guidelines and state and local vaccination plans. We have provided paid leave and flexibility for employees to get vaccinated. The company continues to take robust actions globally to protect the health, safety and well-being of our employees, and to serve our customers with continued performance. We also continue to take steps to support our suppliers, with a particular focus on critical small and midsized business partners, including passing through increased progress payments from the DoD to our suppliers and accelerating payments to certain suppliers.
The company’s first quarter 2021 revenue and operating income were not significantly impacted by COVID-19. However, our employees, suppliers and customers, the company and our global community continue to face tremendous challenges and we cannot predict how this dynamic situation will evolve or the impact it will have on the company. For further information on the pandemic and the potential impact to the company of COVID-19, see “Liquidity and Capital Resources” below and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.
U.S. Political and Economic Environment
Since the filing of our 2020 Annual Report on Form 10-K, the Administration has not released a budget request for fiscal year 2022. However, the Administration released a summary of the President’s discretionary funding request for fiscal year 2022, which proposes $753 billion for national defense programs and $769 billion in non-defense discretionary funding. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted to address certain impacts of the COVID-19 crisis and extend certain measures previously enacted under earlier relief bills. The Administration also recently announced a $2 trillion infrastructure plan. The COVID-19 relief bill and, if enacted, an

NORTHROP GRUMMAN CORPORATION
infrastructure bill, may have broader implications for the defense industry, our customers’ budgets and priorities, and the overall economic environment, including the national debt. It is difficult to predict the specific course of future defense budgets. However, the threat to national security remains very substantial and we believe that our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, survivable aircraft and mission systems should help our customers to meet the threats and, as a result, continue to allow for long-term profitable growth in our business.
The political environment, federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have material impacts on defense spending broadly and the company’s programs in particular.
For further information on the risks we face from the current political and economic environment, see “Risk Factors” in our 2020 Annual Report on Form 10-K.
CONSOLIDATED OPERATING RESULTS
For purposes of the operating results discussion below, we assess our performance using certain financial measures that are not calculated in accordance with GAAP. Organic sales is defined as total sales excluding sales attributable to the company's IT services divestiture. This measure may be useful to investors and other users of our financial statements as a supplemental measure in evaluating the company’s underlying sales growth as well as in providing an understanding of our ongoing business and future sales trends by presenting the company’s sales before the impact of divestiture activity.
Transaction-adjusted net earnings and transaction-adjusted earnings per share exclude impacts related to the IT services divestiture, including the gain on sale of the business, associated federal and state income tax expenses, transaction costs, and the make-whole premium for early debt redemption. They also exclude the impact of mark-to-market pension and OPB (“MTM”) expense and related tax impacts, which are generally only recognized during the fourth quarter. These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the company’s underlying financial performance by presenting the company’s operating results before the non-operational impact of divestiture activity and pension and OPB actuarial gains and losses. These measures are also consistent with how management views the underlying performance of the business as the impact of the IT services divestiture and MTM accounting are not considered in management’s assessment of the company’s operating performance or in its determination of incentive compensation awards.
We reconcile these non-GAAP financial measures to their most directly comparable GAAP financial measures below. These non-GAAP measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP.
Selected financial highlights are presented in the table below:

	Three Months Ended March 31		%
$ in millions, except per share amounts	2021	2020	Change
Sales	$9,157	$8,620	6%
Operating costs and expenses	8,315	7,686	8%
Operating costs and expenses as a % of sales	90.8%	89.2%
Gain on sale of business	1,980	—	NM
Operating income	2,822	934	202%
Operating margin rate	30.8%	10.8%
Federal and foreign income tax expense	821	185	344%
Effective income tax rate	27.2%	17.6%
Net earnings	2,195	868	153%
Diluted earnings per share	$13.43	$5.15	161%

NORTHROP GRUMMAN CORPORATION
Sales
The table below reconciles sales to organic sales:

	Three Months Ended March 31
	2021			2020
$ in millions	Sales	IT services sales	Organic sales	Sales	IT services sales	Organic sales	Organic sales % change
Aeronautics Systems	$2,990	$—	$2,990	$2,843	$—	$2,843	5%
Defense Systems	1,562	(106)	1,456	1,881	(389)	1,492	(2)%
Mission Systems	2,589	(42)	2,547	2,347	(130)	2,217	15%
Space Systems	2,521	(16)	2,505	1,948	(44)	1,904	32%
Intersegment eliminations	(505)	2	(503)	(399)	4	(395)
Total	$9,157	$(162)	$8,995	$8,620	$(559)	$8,061	12%
First quarter 2021 sales increased $537 million, or 6 percent, due to higher sales at Space Systems, Mission Systems and Aeronautics systems, partially offset by lower sales at Defense Systems principally due to the impact of the IT services divestiture. First quarter 2021 organic sales increased $934 million, or 12 percent. As a result of the company using a fiscal calendar convention for interim reporting periods (as described in Note 1 to the financial statements), sales at each sector during the first quarter of 2021 benefited approximately 5 percent from three additional working days when compared to the first quarter of 2020.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
First quarter 2021 operating income increased $1.9 billion, or 202 percent, primarily due to the IT services divestiture, including the $2.0 billion pre-tax gain on sale and $192 million of unallocated corporate expense for unallowable state taxes and transaction costs. Operating income also increased due to higher segment operating income, partially offset by a lower FAS/CAS operating adjustment. First quarter 2021 operating margin rate increased to 30.8 percent reflecting the items above.
First quarter 2021 general and administrative (G&A) costs as a percentage of sales increased to 9.8 percent from 9.1 percent in the prior period primarily due to the timing of indirect cost recognition during the year.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
The first quarter 2021 effective tax rate increased to 27.2 percent from 17.6 percent in the prior year period primarily due to federal income taxes resulting from the IT services divestiture. See Note 3 to the financial statements for additional information.

NORTHROP GRUMMAN CORPORATION
Net Earnings
The table below reconciles net earnings to transaction-adjusted net earnings:

	Three Months Ended March 31%
$ in millions	2021	2020	Change
Net earnings	$2,195	$868	153%
Gain on sale of business	(1,980)	—	NM
State tax impact[1]	160	—	NM
Transaction costs	32	—	NM
Make-whole premium	54	—	NM
Federal tax impact of items above[2]	614	—	NM
Adjustment, net of tax	$(1,120)	$—	NM
Transaction-adjusted net earnings	$1,075	$868	24%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
First quarter 2021 net earnings increased $1.3 billion, or 153 percent, primarily due to the IT services divestiture. Transaction-adjusted net earnings increased $207 million or 24 percent, primarily due to higher segment operating income and increases in non-operating FAS pension benefit and Other, net, principally due to favorable returns on marketable securities related to our non-qualified benefit plans.
Diluted Earnings Per Share
The table below reconciles diluted earnings per share to transaction-adjusted earnings per share:

	Three Months Ended March 31%
	2021	2020	Change
Diluted EPS	$13.43	$5.15	161%
Gain on sale of business per share	(12.11)	—	NM
State tax impact per share[1]	0.98	—	NM
Transaction costs per share	0.19	—	NM
Make-whole premium per share	0.33	—	NM
Federal tax impact of line items above per share[2]	3.75	—	NM
Adjustment, net of tax per share	$(6.86)	$—	NM
Transaction-adjusted earnings per share	$6.57	$5.15	28%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
First quarter 2021 diluted earnings per share increased 161 percent, principally due to a $6.86 increase associated with the IT services divestiture. Transaction-adjusted earnings per share increased $1.42, or 28 percent, reflecting a 24 percent increase in transaction-adjusted net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.

NORTHROP GRUMMAN CORPORATION
SEGMENT OPERATING RESULTS
Basis of Presentation
The company is aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems. We present our sectors in the following business areas, which are reported in a manner reflecting core capabilities:

Aeronautics Systems	Defense Systems	Mission Systems	Space Systems
Autonomous Systems	Battle Management & Missile Systems	Airborne Multifunction Sensors	Launch & Strategic Missiles
Manned Aircraft	Mission Readiness	Maritime/Land Systems & Sensors	Space
Navigation, Targeting & Survivability
Networked Information Solutions
Effective during the first quarter of 2021 within Mission Systems, the businesses of the former Cyber & Intelligence Mission Solutions business area that remained with Northrop Grumman after the IT services divestiture were merged with the Communications business unit and F-35 Communications, Navigation and Identification programs within the former Airborne, Sensors & Networks business area to form the Networked Information Solutions business area. The Airborne Sensors & Networks business area was then renamed the Airborne Multifunction Sensors business area to better reflect its new portfolio. This change had no impact on the segment operating results of Mission Systems as a whole.
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

NORTHROP GRUMMAN CORPORATION
Segment Operating Income and Margin Rate
Segment operating income, as reconciled in the table below, and segment operating margin rate (segment operating income divided by sales) are non-GAAP (accounting principles generally accepted in the United States of America) measures that reflect total earnings from our four segments, including allocated pension expense we have recognized under the Federal Acquisition Regulation (FAR) and the related U.S. Government Cost Accounting Standards (CAS), and excluding FAS pension service expense and unallocated corporate items (certain corporate-level expenses, which are not considered allowable or allocable under applicable CAS or FAR, and costs not considered part of management’s evaluation of segment operating performance). These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the financial performance and operational trends of our sectors. These measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as alternatives to operating results presented in accordance with GAAP.

	Three Months Ended March 31		%
$ in millions	2021	2020	Change
Segment operating income	$1,095	$967	13%
Segment operating margin rate	12.0%	11.2%
CAS pension expense	123	207	(41)%
Less: FAS pension service expense	(104)	(102)	2%
FAS/CAS operating adjustment	19	105	(82)%
Gain on sale of business	1,980	—	NM
IT services divestiture – unallowable state taxes and transaction costs	(192)	—	NM
Intangible asset amortization and PP&E step-up depreciation	(65)	(82)	(21)%
Other unallocated corporate expense	(15)	(56)	(73)%
Unallocated corporate income (expense)	1,708	(138)	NM
Operating income	$2,822	$934	202%
First quarter 2021 segment operating income increased $128 million, or 13 percent, and reflects higher operating income at Space Systems, Aeronautics Systems and Mission Systems, partially offset by lower operating income at Defense Systems due to the impact of the IT services divestiture. First quarter 2021 segment operating income from the IT services business was $20 million as compared to $51 million in the prior year period. First quarter 2021 segment operating income includes a benefit of approximately $100 million due to the impact of lower overhead rates on the company’s fixed price contracts. The lower projected overhead rates were principally driven by a reduction in projected CAS pension costs as well as operational performance at the sectors, which more than offset lower business base due to the IT services divestiture. Segment operating margin rate increased to 12.0 percent from 11.2 percent and reflects higher operating margins at all four sectors largely as a result of the items discussed above.
FAS/CAS Operating Adjustment
The first quarter 2021 FAS/CAS operating adjustment decreased primarily due to lower CAS pension expense resulting from favorable plan asset returns in 2020 and changes in certain CAS actuarial assumptions as of December 31, 2020.
Unallocated Corporate Income (Expense)
Year to date 2021 unallocated corporate income (expense) increased primarily due to a $2.0 billion pre-tax gain on the sale of our IT services business, partially offset by $192 million of unallowable state taxes and transaction costs associated with the divestiture. It also increased due to a net increase in deferred state tax assets principally resulting from certain state tax legislation adopted in 2020 that places temporary limitations on tax credits, as well as lower intangible asset amortization and PP&E step-up depreciation.

NORTHROP GRUMMAN CORPORATION
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended March 31
$ in millions	2021	2020
Favorable EAC adjustments	$348	$276
Unfavorable EAC adjustments	(158)	(152)
Net EAC adjustments	$190	$124
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended March 31
$ in millions	2021	2020
Aeronautics Systems	$37	$12
Defense Systems	30	22
Mission Systems	88	79
Space Systems	37	12
Eliminations	(2)	(1)
Net EAC adjustments	$190	$124
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AERONAUTICS SYSTEMS	Three Months Ended March 31		%
$ in millions	2021	2020	Change
Sales	$2,990	$2,843	5%
Operating income	308	263	17%
Operating margin rate	10.3%	9.3%
Sales
First quarter 2021 sales increased $147 million, or 5 percent, due to higher sales in Manned Aircraft, partially offset by lower sales in Autonomous Systems. Manned Aircraft sales reflect higher volume on restricted programs, as well as the E-2 and F-35 production programs, partially offset by a COVID-19-related reduction in A350 production activity and lower volume on the B-2 Defensive Management Systems Modernization program as it nears completion. Autonomous Systems sales reflect lower volume on certain Global Hawk production programs as they near completion.
Operating Income
First quarter 2021 operating income increased $45 million, or 17 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 10.3 percent from 9.3 percent, principally due to higher net favorable EAC adjustments, which were largely driven by the previously described reduction in overhead rates.

NORTHROP GRUMMAN CORPORATION

DEFENSE SYSTEMS	Three Months Ended March 31		%
$ in millions	2021	2020	Change
Sales	$1,562	$1,881	(17)%
Operating income	177	198	(11)%
Operating margin rate	11.3%	10.5%
Sales
First quarter 2021 sales decreased $319 million, or 17 percent, primarily due to a $283 million reduction in sales related to the IT services divestiture. First quarter 2021 organic sales decreased $36 million, or 2 percent, due principally to the close-out of the contract at the Army’s Lake City ammunition plant, partially offset by higher volume on the Guided Missile Launch Rocket System and Advanced Anti-Radiation Guided Missile programs.
Operating Income
First quarter 2021 operating income decreased $21 million, or 11 percent, primarily due to the impact of the IT services divestiture. Operating margin rate increased to 11.3 percent from 10.5 percent primarily due to improved performance at Battle Management and Missile Systems.

MISSION SYSTEMS	Three Months Ended March 31		%
$ in millions	2021	2020	Change
Sales	$2,589	$2,347	10%
Operating income	397	353	12%
Operating margin rate	15.3%	15.0%
Sales
First quarter 2021 sales increased $242 million, or 10 percent, due to higher volume across the sector, partially offset by an $88 million reduction in sales related to the IT services divestiture. First quarter 2021 organic sales increased $330 million, or 15 percent. Airborne Multifunction Sensors sales increased principally due to higher airborne radar volume, including the Scalable Agile Beam Radar (SABR) program, and higher restricted volume. Maritime/Land Systems and Sensors sales increased primarily due to higher volume on land systems, including the Ground/Air Task-Oriented Radar (G/ATOR) program, and higher marine systems volume. Navigation, Targeting and Survivability sales increased primarily due to higher volume on targeting and navigation programs, including LITENING, as well as higher intercompany volume on the Ground Based Strategic Deterrent (GBSD) program. Networked Information Solutions sales increased primarily due to higher volume on electronic warfare programs, including the Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (JCREW) program, and higher restricted volume.
Operating Income
First quarter 2021 operating income increased $44 million, or 12 percent, due to higher sales volume and a higher operating margin rate. Operating margin rate increased to 15.3 percent from 15.0 percent primarily due to higher net favorable EAC adjustments, which reflect a benefit for the previously described reduction in overhead rates and lower net favorable EAC adjustments at Networked Information Solutions.

SPACE SYSTEMS	Three Months Ended March 31		%
$ in millions	2021	2020	Change
Sales	$2,521	$1,948	29%
Operating income	276	202	37%
Operating margin rate	10.9%	10.4%
Sales
First quarter 2021 sales increased $573 million, or 29 percent, primarily due to higher sales in both the Launch & Strategic Missiles and Space business areas, partially offset by a $28 million reduction in sales related to the IT services divestiture. First quarter 2021 organic sales increased $601 million, or 32 percent. Launch & Strategic Missiles sales increased primarily due to ramp-up on GBSD and higher volume on hypersonics programs. Space

NORTHROP GRUMMAN CORPORATION
sales were driven by higher volume on restricted programs, NASA Artemis programs and the Next Generation Overhead Persistent Infrared Radar (Next Gen OPIR) program.
Operating Income
First quarter 2021 operating income increased $74 million, or 37 percent, due to higher sales volume and a higher operating margin rate. Operating margin rate increased to 10.9 percent from 10.4 percent primarily due to higher net favorable EAC adjustments, which were largely driven by the previously described reduction in overhead rates.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2021		2020
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,524	$2,274	$2,409	$2,199
Service	422	369	408	358
Intersegment eliminations	44	39	26	23
Total Aeronautics Systems	2,990	2,682	2,843	2,580
Defense Systems
Product	680	595	770	704
Service	697	624	940	826
Intersegment eliminations	185	166	171	153
Total Defense Systems	1,562	1,385	1,881	1,683
Mission Systems
Product	1,760	1,493	1,508	1,274
Service	592	497	663	570
Intersegment eliminations	237	202	176	150
Total Mission Systems	2,589	2,192	2,347	1,994
Space Systems
Product	2,058	1,829	1,489	1,325
Service	424	381	433	397
Intersegment eliminations	39	35	26	24
Total Space Systems	2,521	2,245	1,948	1,746
Segment Totals
Total Product	$7,022	$6,191	$6,176	$5,502
Total Service	2,135	1,871	2,444	2,151
Total Segment(1)	$9,157	$8,062	$8,620	$7,653
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
First quarter 2021 product sales increased $846 million, or 14 percent, principally due to increases in product sales at Space Systems and Mission Systems. The increase in product sales at Space Systems was driven by higher volume on restricted programs, NASA Artemis Programs and the Next Gen OPIR program, as well as ramp-up on the GBSD program. The increase in Mission Systems product sales was primarily driven by higher volume on restricted, airborne radar and land systems programs.
First quarter 2021 product costs increased $689 million, or 13 percent, consistent with the higher product sales described above.

NORTHROP GRUMMAN CORPORATION
Service Sales and Costs
First quarter 2021 service sales decreased $309 million, or 13 percent, primarily due to the IT services divestiture. First quarter 2021 sales from the IT services business, which were largely included in service sales, were $162 million as compared to $559 million in the prior year period.
First quarter 2021 service costs decreased $280 million, or 13 percent, consistent with the lower services sales described above.
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
Backlog consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2021
Aeronautics Systems	$11,886	$10,337	$22,223	$24,002	(7)%
Defense Systems	5,873	763	6,636	8,131	(18)%
Mission Systems	10,453	3,314	13,767	13,805	—%
Space Systems	7,249	29,448	36,697	35,031	5%
Total backlog	$35,461	$43,862	$79,323	$80,969	(2)%
New Awards
First quarter 2021 net awards totaled $8.9 billion and backlog was $79.3 billion. Significant first quarter new awards include $2.6 billion for the Next Generation Interceptor program, $1.1 billion for restricted programs, $0.5 billion for SABR, $0.4 billion for F-35 and $0.2 billion for G/ATOR. In connection with the IT services divestiture, the company reduced backlog by $1.4 billion during the first quarter ($1.0 billion at Defense Systems, $0.2 billion at Mission Systems and $0.2 billion at Space Systems).
LIQUIDITY AND CAPITAL RESOURCES
We endeavor to ensure efficient conversion of operating income into cash and to increase shareholder value through cash deployment activities. In addition to our cash position, we use various financial measures to assist in capital deployment decision-making, including cash used in operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.
At March 31, 2021, we had $3.5 billion in cash and cash equivalents. Effective January 30, 2021, we completed the IT services divestiture for $3.4 billion in cash. Proceeds were primarily used in the first quarter of 2021 for a $2.0 billion accelerated share repurchase and to fund redemption of $1.5 billion of the company’s 2.55 percent unsecured notes due October 2022. In April 2021, we renewed our one-year $500 million uncommitted credit facility.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. Our first installment of deferred social security taxes of approximately $200 million is due in the fourth quarter of 2021. Under Section 3610, the CARES Act also authorized the government to reimburse qualifying contractors for certain costs of providing paid leave to employees as a result of COVID-19. The company continues to seek, and anticipates continuing to seek, recovery for certain COVID-19-related costs under Section 3610 of the CARES Act and through our contract provisions. In addition, the U.S. Department of Defense (DoD) has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and work performed on relevant contracts. While it is unclear how much we will be able to recover, in particular under Section 3610, we believe these actions should continue to mitigate some COVID-19-related negative impacts to our operating cash flows in 2021.

NORTHROP GRUMMAN CORPORATION
Cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.
Operating Cash Flow
The table below summarizes key components of cash flow used in operating activities:

	Three Months Ended March 31		%
$ in millions	2021	2020	Change
Net earnings	$2,195	$868	153%
Gain on sale of business	(1,980)	—	NM
Non-cash items(1)	313	471	(34)%
Changes in assets and liabilities:
Trade working capital	(310)	(2,163)	(86)%
Retiree benefits	(314)	(237)	32%
Other, net	30	68	(56)%
Net cash used in operating activities	$(66)	$(993)	(93)%
(1)Includes depreciation and amortization, non-cash lease expense, stock based compensation expense and deferred income taxes.
First quarter 2021 cash used in operating activities was $66 million as compared with $993 million in the prior year period. This $927 million improvement was principally due to improved trade working capital. The net use of cash during the first quarter is reflective of the company's historical timing of operating cash flows, which are generally more heavily weighted towards the second half of the year.
Adjusted Free Cash Flow
Adjusted free cash flow, as reconciled in the table below, is a non-GAAP measure defined as net cash used in operating activities less capital expenditures, plus proceeds from the sale of equipment to a customer (not otherwise included in net cash used in operating activities) and the after-tax impact of discretionary pension contributions. Adjusted free cash flow includes proceeds from the sale of equipment to a customer as such proceeds were generated in a customer sales transaction. It also includes the after-tax impact of discretionary pension contributions for consistency and comparability of financial performance. This measure may not be defined and calculated by other companies in the same manner. We use adjusted free cash flow as a key factor in our planning for, and consideration of, acquisitions, the payment of dividends and stock repurchases. This non-GAAP measure may be useful to investors and other users of our financial statements as a supplemental measure of our cash performance, but should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating cash flows presented in accordance with GAAP.
The table below reconciles net cash used in operating activities to adjusted free cash flow:

	Three Months Ended March 31		%
$ in millions	2021	2020	Change
Net cash used in operating activities	$(66)	$(993)	(93)%
Capital expenditures	(205)	(272)	(25)%
Adjusted free cash flow	$(271)	$(1,265)	(79)%
First quarter 2021 adjusted free cash flow improved $1.0 billion principally due to lower net cash used in operating activities and a decrease in capital expenditures as compared to the prior year period.
Investing Cash Flow
First quarter 2021 net cash provided by investing activities was $3.2 billion compared to net cash used in investing activities of $270 million in the prior year period, principally due to $3.4 billion in cash received from the sale of our IT services business during the first quarter of 2021.

NORTHROP GRUMMAN CORPORATION
Financing Cash Flow
First quarter 2021 net cash used in financing activities was $4.5 billion compared to net cash provided by financing activities of $2.3 billion in the prior year period, principally due to $2.2 billion in debt repayments and $2.0 billion paid in connection with an accelerated share repurchase during the first quarter of 2021 as compared to $2.2 billion of net proceeds from the issuance of long-term debt in the first quarter of 2020.
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
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates or judgments from those discussed in our 2020 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
See Note 1 to our financial statements for further information on accounting standards updates.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2020 Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (SEC). These risks and uncertainties are amplified by the global COVID-19 pandemic, which has caused and will continue to cause significant challenges, instability and uncertainty. They include:
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

NORTHROP GRUMMAN CORPORATION
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
CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations from those discussed in our 2020 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2020 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2021, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to

NORTHROP GRUMMAN CORPORATION
management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2021, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Notes 5 and 6 to the financial statements.
We are a party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief or actions; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. For additional information on pending matters, please see Notes 5 and 6 to the financial statements, and for further information on the risks we face from existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please see “Risk Factors” in our 2020 Annual Report on Form 10-K.
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)(2)
January 1, 2021 - January 29, 2021	—	$—	—	$5,849
January 30, 2021 - February 26, 2021(3)	5,931,405	286.61	5,931,405	4,149
February 27, 2021 - April 2, 2021	—	—	—	4,149
Total	5,931,405	$286.61	5,931,405	$4,149
(1)Includes commissions paid.
(2)The value remaining includes an additional $3.0 billion share repurchase authorization approved by the company’s board of directors on January 25, 2021.
(3)The company entered into an accelerated share repurchase agreement with Goldman Sachs & Co. LLC to repurchase $2.0 billion of the company’s common stock and received an initial delivery of shares representing approximately 85 percent of the share repurchase agreement.
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

*+10.1	Group Personal Excess Liability Policy effective January 1, 2021

*+10.2	2021 Restricted Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2021 Restricted Stock Rights Granted under the 2011 Long-Term Incentive Stock Plan
*+10.3	2021 Restricted Performance Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2021 Restricted Performance Stock Rights Granted under the 2011 Long-Term Incentive Stock Plan
*+10.4	2021 Restricted Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to Special 2021 Restricted Stock Rights Granted to Blake Larson under the 2011 Long-Term Incentive Stock Plan
*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 28, 2021