Form 10-Q
period 2021-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2021-07-29
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
As of July 26, 2021, 160,109,103 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2021	2020	2021	2020
Sales
Product	$7,193	$6,482	$14,215	$12,658
Service	1,958	2,402	4,093	4,846
Total sales	9,151	8,884	18,308	17,504
Operating costs and expenses
Product	5,620	5,127	11,310	10,079
Service	1,488	1,931	3,215	3,877
General and administrative expenses	999	832	1,897	1,620
Total operating costs and expenses	8,107	7,890	16,422	15,576
Gain on sale of business	—	—	1,980	—
Operating income	1,044	994	3,866	1,928
Other (expense) income
Interest expense	(136)	(154)	(291)	(279)
Non-operating FAS pension benefit	367	303	734	605
Other, net	27	60	9	2
Earnings before income taxes	1,302	1,203	4,318	2,256
Federal and foreign income tax expense	265	198	1,086	383
Net earnings	$1,037	$1,005	$3,232	$1,873

Basic earnings per share	$6.44	$6.02	$19.95	$11.20
Weighted-average common shares outstanding, in millions	161.0	166.9	162.0	167.3
Diluted earnings per share	$6.42	$6.01	$19.89	$11.16
Weighted-average diluted shares outstanding, in millions	161.5	167.3	162.5	167.9

Net earnings (from above)	$1,037	$1,005	$3,232	$1,873
Other comprehensive loss
Change in unamortized prior service credit, net of tax	(2)	(11)	(4)	(21)
Change in cumulative translation adjustment and other, net	1	10	—	1
Other comprehensive loss, net of tax	(1)	(1)	(4)	(20)
Comprehensive income	$1,036	$1,004	$3,228	$1,853
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$3,941	$4,907
Accounts receivable, net	1,910	1,501
Unbilled receivables, net	5,418	5,140
Inventoried costs, net	863	759
Prepaid expenses and other current assets	630	1,402
Assets of disposal group held for sale	—	1,635
Total current assets	12,762	15,344
Property, plant and equipment, net of accumulated depreciation of $6,640 for 2021 and $6,335 for 2020	7,164	7,071
Operating lease right-of-use assets	1,575	1,533
Goodwill	17,518	17,518
Intangible assets, net	680	783
Deferred tax assets	433	311
Other non-current assets	2,010	1,909
Total assets	$42,142	$44,469

Liabilities
Trade accounts payable	$2,001	$1,806
Accrued employee compensation	1,746	1,997
Advance payments and billings in excess of costs incurred	2,526	2,517
Other current liabilities	2,318	3,002
Liabilities of disposal group held for sale	—	258
Total current liabilities	8,591	9,580
Long-term debt, net of current portion of $6 for 2021 and $742 for 2020	12,764	14,261
Pension and other postretirement benefit plan liabilities	5,942	6,498
Operating lease liabilities	1,389	1,343
Other non-current liabilities	2,284	2,208
Total liabilities	30,970	33,890

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2021—160,384,110 and 2020—166,717,179	160	167
Paid-in capital	—	58
Retained earnings	11,144	10,482
Accumulated other comprehensive loss	(132)	(128)
Total shareholders’ equity	11,172	10,579
Total liabilities and shareholders’ equity	$42,142	$44,469
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2021	2020
Operating activities
Net earnings	$3,232	$1,873
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	594	605
Stock-based compensation	40	36
Deferred income taxes	(121)	169
Gain on sale of business	(1,980)	—
Net periodic pension and OPB income	(546)	(408)
Pension and OPB contributions	(74)	(69)
Changes in assets and liabilities:
Accounts receivable, net	(453)	(663)
Unbilled receivables, net	(312)	(126)
Inventoried costs, net	(104)	(49)
Prepaid expenses and other assets	26	(16)
Accounts payable and other liabilities	(202)	(374)
Income taxes payable, net	881	330
Other, net	(19)	36
Net cash provided by operating activities	962	1,344

Investing activities
Divestiture of IT services business	3,400	—
Capital expenditures	(435)	(541)
Proceeds from sale of equipment to a customer	56	—
Other, net	1	2
Net cash provided by (used in) investing activities	3,022	(539)

Financing activities
Net proceeds from issuance of long-term debt	—	2,239
Payments of long-term debt	(2,236)	(27)
Payments to credit facilities	—	(13)
Common stock repurchases	(2,143)	(490)
Cash dividends paid	(486)	(469)
Payments of employee taxes withheld from share-based awards	(31)	(64)
Other, net	(54)	(48)
Net cash (used in) provided by financing activities	(4,950)	1,128
(Decrease) increase in cash and cash equivalents	(966)	1,933
Cash and cash equivalents, beginning of year	4,907	2,245
Cash and cash equivalents, end of period	$3,941	$4,178
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2021	2020	2021	2020
Common stock
Beginning of period	$161	$167	$167	$168
Common stock repurchased	(1)	—	(7)	(1)
End of period	160	167	160	167
Paid-in capital
Beginning of period	8	—	58	—
Common stock repurchased	(21)	—	(60)	—
Stock compensation	13	10	2	10
End of period	—	10	—	10
Retained earnings
Beginning of period	10,487	9,011	10,482	8,748
Common stock repurchased	(134)	(131)	(2,089)	(479)
Net earnings	1,037	1,005	3,232	1,873
Dividends declared	(254)	(242)	(489)	(465)
Stock compensation	8	9	8	(36)
Other	—	—	—	11
End of period	11,144	9,652	11,144	9,652
Accumulated other comprehensive loss
Beginning of period	(131)	(116)	(128)	(97)
Other comprehensive loss, net of tax	(1)	(1)	(4)	(20)
End of period	(132)	(117)	(132)	(117)
Total shareholders’ equity	$11,172	$9,712	$11,172	$9,712
Cash dividends declared per share	$1.57	$1.45	$3.02	$2.77
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
Effective January 30, 2021 (the “Divestiture date”), we completed the previously announced sale of our IT and mission support services business (the “IT services divestiture”) for $3.4 billion in cash and recorded a pre-tax gain on sale of $2.0 billion. The IT and mission support services business was comprised of the majority of the Information Solutions and Services (IS&S) division of Defense Systems (excluding our Vinnell Arabia business); select cyber, intelligence and missions support programs, which were part of the Cyber and Intelligence Mission Solutions (CIMS) division of Mission Systems; and the Space Technical Services business unit of Space Systems. The assets and liabilities of the IT and mission support services business were classified as held for sale in the consolidated statement of financial position as of December 31, 2020. Operating results include sales and operating income for the IT and mission support services business prior to the Divestiture date. Sales for the IT and mission support services business were $162 million for the six months ended June 30, 2021 and $585 million and $1.1 billion for the three and six months ended June 30, 2020, respectively. Pre-tax profit was $20 million for the six months ended June 30, 2021, and $60 million and $111 million for the three and six months ended June 30, 2020, respectively.
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
The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s 2020 Annual Report on Form 10-K. During the first quarter of 2021, we changed the naming convention for our FAS/CAS pension accounts. The Net FAS (service)/CAS pension adjustment is now referred to as the FAS/CAS operating adjustment and the FAS (non-service) pension benefit is now referred to as the Non-operating FAS pension benefit. This change does not impact any current or previously reported amounts. During the second quarter of 2021, we changed the presentation of the retiree benefits components in the operating cash flow section of the Unaudited condensed consolidated statement of cash flows. Prior period amounts have been conformed to current period presentation and this change does not impact previously reported cash provided by operating activities.
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

NORTHROP GRUMMAN CORPORATION
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
We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis. Cumulative estimate-at-completion (EAC) adjustments represent the cumulative effect of the changes on current and prior periods; sales and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. If it is determined that a loss is expected to result on an individual performance obligation, the entire amount of the estimable future loss, including an allocation of general and administrative expense, is charged against income in the period the loss is identified.
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2021	2020	2021	2020
Revenue	$160	$125	$362	$261
Operating income	154	112	344	236
Net earnings(1)	122	88	272	186
Diluted earnings per share(1)	0.76	0.53	1.67	1.11
(1)Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No such adjustments were material to the financial statements during the three months ended June 30, 2021 and 2020.
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
Company backlog as of June 30, 2021 was $76.6 billion. Of our June 30, 2021 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 60 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and six months ended June 30, 2021 that was included in the December 31, 2020 contract liability balances was $482 million and $1.5 billion, respectively. The amount of revenue recognized for the three

NORTHROP GRUMMAN CORPORATION
and six months ended June 30, 2020 that was included in the December 31, 2019 contract liability balance was $442 million and $1.2 billion, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment
During the fourth quarter of 2020, the company completed a sale of equipment to a customer on a restricted Aeronautics Systems program. The company received cash payments of $56 million related to the equipment sale during the second quarter of 2021, and included it in Proceeds from sale of equipment to a customer in the unaudited condensed consolidated statement of cash flows.
Non-cash investing activities include capital expenditures incurred but not yet paid of $56 million and $99 million as of June 30, 2021 and 2020, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	June 30, 2021	December 31, 2020
Unamortized prior service credit, net of tax expense of $2 for 2021 and $3 for 2020	$6	$10
Cumulative translation adjustment and other, net	(138)	(138)
Total accumulated other comprehensive loss	$(132)	$(128)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after June 30, 2021, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.5 million shares for the three and six months ended June 30, 2021. The dilutive effect of these securities totaled 0.4 million shares and 0.6 million shares for the three and six months ended June 30, 2020, respectively.
Share Repurchases
On September 16, 2015, the company’s board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock (the “2015 Repurchase Program”). On December 4, 2018, the company’s board of directors authorized a share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2018 Repurchase Program”). Repurchases under the 2015 Repurchase Program commenced in March 2016 and were completed in March 2020 at which time repurchases under the 2018 Repurchase Program commenced. As of June 30, 2021, repurchases under the 2018 Repurchase Program totaled $2.3 billion; $0.7 billion remained under this share repurchase authorization. By its terms, the 2018 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
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

NORTHROP GRUMMAN CORPORATION
During the first quarter of 2021, the company entered into an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC (Goldman Sachs) to repurchase $2.0 billion of the company’s common stock as part of the 2018 Repurchase Program. Under the agreement, we made a payment of $2.0 billion to Goldman Sachs and received an initial delivery of 5.9 million shares valued at $1.7 billion that were immediately canceled by the company. The remaining balance of $300 million was settled on June 1, 2021 with a final delivery of 0.2 million shares from Goldman Sachs. The final average purchase price was $327.29 per share.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Six Months Ended June 30
					2021	2020
September 16, 2015	$4,000	15.4	$260.33	March 2020	—	0.9
December 4, 2018	$3,000	7.0	329.81		6.5	0.5
January 25, 2021	$3,000	—	—		—	—
(1)Includes commissions paid.
Dividends on Common Stock
In May 2021, the company increased the quarterly common stock dividend 8 percent to $1.57 per share from the previous amount of $1.45 per share.
3.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2021	2020	2021	2020
Federal and foreign income tax expense	$265	$198	$1,086	$383
Effective income tax rate	20.4%	16.5%	25.2%	17.0%
Current Quarter
The second quarter 2021 effective tax rate (ETR) increased to 20.4 percent from 16.5 percent in the prior year period primarily due to a change made in tax revenue recognition on certain long-term contracts, which increased taxable income in years prior to the 2017 Tax Cuts and Jobs Act at a rate above the current statutory rate. Both periods include $48 million of research credits.
Year to Date
The year to date 2021 ETR increased to 25.2 percent from 17.0 percent in the prior period primarily due to federal income taxes resulting from the IT services divestiture, including $250 million of income tax expense related to $1.2 billion of nondeductible goodwill in the divested business. The company’s year to date 2021 ETR also includes additional tax expense related to the tax revenue recognition change discussed above as well as benefits of $99 million for research credits as compared to $90 million in the prior year period.
Taxes receivable are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position. We had no taxes receivable as of June 30, 2021 and $792 million as of December 31, 2020.
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

NORTHROP GRUMMAN CORPORATION
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	June 30, 2021			December 31, 2020
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets
Marketable securities	$404	$—	$404	$377	$1	$378
Marketable securities valued using NAV			17			18
Total marketable securities	404	—	421	377	1	396
Derivatives	—	1	1	—	—	—
The notional value of the company’s foreign currency forward contracts at June 30, 2021 and December 31, 2020 was $138 million and $133 million, respectively. At June 30, 2021 and December 31, 2020, no portion of the notional value was designated as a cash flow hedge.
The derivative fair values and related unrealized gains/losses at June 30, 2021 and December 31, 2020 were not material. There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2021.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $15.3 billion and $18.2 billion as of June 30, 2021 and December 31, 2020, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
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
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2021, or its annual results of operations and/or cash flows.
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent

NORTHROP GRUMMAN CORPORATION
information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2021, or its annual results of operations and/or cash flows.
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
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of June 30, 2021 and December 31, 2020:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
June 30, 2021	$611	$364	$525
December 31, 2020	614	346	529
(1) As of June 30, 2021, $250 million is recorded in Other current liabilities and $361 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of June 30, 2021, $221 million is deferred in Prepaid expenses and other current assets and $304 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2021, or its annual results of operations and/or cash flows.
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
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2021, there were $499 million of stand-by letters of credit and guarantees and $79 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At June 30, 2021, there were no commercial paper borrowings outstanding.

NORTHROP GRUMMAN CORPORATION
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”) that matures in August 2024 and is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2018 Credit Agreement. At June 30, 2021, there was no balance outstanding under this facility.
At June 30, 2021, the company was in compliance with all covenants under its credit agreements.
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2021	2020	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost (benefit)
Service cost	$103	$102	$4	$5	$207	$204	$8	$9
Interest cost	264	306	14	16	527	613	27	33
Expected return on plan assets	(629)	(594)	(27)	(25)	(1,257)	(1,188)	(53)	(51)
Amortization of prior service (credit) cost	(2)	(15)	(1)	1	(4)	(30)	(1)	2
Net periodic benefit cost (benefit)	$(264)	$(201)	$(10)	$(3)	$(527)	$(401)	$(19)	$(7)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2021	2020	2021	2020
Defined benefit pension plans	$26	$26	$53	$46
OPB plans	10	11	21	23
Defined contribution plans	111	100	377	356
8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2021	2020
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.2
Grant date aggregate fair value	$88	$91
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

NORTHROP GRUMMAN CORPORATION
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Six Months Ended June 30
$ in millions	2021	2020
Minimum aggregate payout amount	$31	$31
Maximum aggregate payout amount	178	175
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.
9.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2021	2020	2021	2020
Sales
Aeronautics Systems	$2,913	$2,925	$5,903	$5,768
Defense Systems	1,427	1,886	2,989	3,767
Mission Systems	2,588	2,446	5,177	4,793
Space Systems	2,748	2,048	5,269	3,996
Intersegment eliminations	(525)	(421)	(1,030)	(820)
Total sales	9,151	8,884	18,308	17,504
Operating income
Aeronautics Systems	300	310	608	573
Defense Systems	177	217	354	415
Mission Systems	408	347	805	700
Space Systems	301	209	577	411
Intersegment eliminations	(69)	(52)	(132)	(101)
Total segment operating income	1,117	1,031	2,212	1,998
FAS/CAS operating adjustment	18	103	37	208
Unallocated corporate (expense) income	(91)	(140)	1,617	(278)
Total operating income	$1,044	$994	$3,866	$1,928
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
Unallocated Corporate (Expense) Income
Unallocated corporate (expense) income includes the portion of corporate costs not considered allowable or allocable under applicable CAS or FAR, and therefore not allocated to the segments, such as a portion of management and administration, legal, environmental, compensation, retiree benefits, advertising and other corporate unallowable costs. Unallocated corporate (expense) income also includes costs not considered part of management’s evaluation of segment operating performance, such as amortization of purchased intangible assets and the additional depreciation expense related to the step-up in fair value of property, plant and equipment acquired through business combinations, as well as certain compensation and other costs.

NORTHROP GRUMMAN CORPORATION
During the first quarter of 2021, the $2.0 billion pre-tax gain on the sale of our IT services business and $192 million of unallowable state taxes and transaction costs associated with the divestiture were recorded in Unallocated corporate (expense) income.
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended June 30				Six Months Ended June 30
	2021		2020		2021		2020
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,513	86%	$2,477	85%	$5,054	86%	$4,838	84%
International(2)	351	12%	407	14%	750	12%	851	15%
Other customers	4	—%	12	—%	10	—%	24	—%
Intersegment sales	45	2%	29	1%	89	2%	55	1%
Aeronautics Systems sales	2,913	100%	2,925	100%	5,903	100%	5,768	100%
Defense Systems
U.S. government(1)	879	62%	1,305	69%	1,872	63%	2,564	68%
International(2)	335	23%	316	17%	686	22%	656	18%
Other customers	18	1%	85	4%	51	2%	196	5%
Intersegment sales	195	14%	180	10%	380	13%	351	9%
Defense Systems sales	1,427	100%	1,886	100%	2,989	100%	3,767	100%
Mission Systems
U.S. government(1)	1,901	73%	1,776	73%	3,735	72%	3,447	72%
International(2)	419	16%	468	19%	921	18%	951	20%
Other customers	14	1%	18	1%	30	1%	35	1%
Intersegment sales	254	10%	184	7%	491	9%	360	7%
Mission Systems sales	2,588	100%	2,446	100%	5,177	100%	4,793	100%
Space Systems
U.S. government(1)	2,568	93%	1,911	93%	4,894	93%	3,714	93%
International(2)	104	4%	70	4%	209	4%	138	3%
Other customers	45	2%	39	2%	96	2%	90	3%
Intersegment sales	31	1%	28	1%	70	1%	54	1%
Space Systems sales	2,748	100%	2,048	100%	5,269	100%	3,996	100%
Total
U.S. government(1)	7,861	86%	7,469	84%	15,555	85%	14,563	83%
International(2)	1,209	13%	1,261	14%	2,566	14%	2,596	15%
Other customers	81	1%	154	2%	187	1%	345	2%
Total Sales	$9,151	100%	$8,884	100%	$18,308	100%	$17,504	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended June 30				Six Months Ended June 30
	2021		2020		2021		2020
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,341	47%	$1,426	49%	$2,752	47%	$2,769	48%
Fixed-price	1,527	53%	1,470	51%	3,062	53%	2,944	52%
Intersegment sales	45		29		89		55
Aeronautics Systems sales	2,913		2,925		5,903		5,768
Defense Systems
Cost-type	434	35%	582	34%	943	36%	1,210	35%
Fixed-price	798	65%	1,124	66%	1,666	64%	2,206	65%
Intersegment sales	195		180		380		351
Defense Systems sales	1,427		1,886		2,989		3,767
Mission Systems
Cost-type	808	35%	895	40%	1,673	36%	1,741	39%
Fixed-price	1,526	65%	1,367	60%	3,013	64%	2,692	61%
Intersegment sales	254		184		491		360
Mission Systems sales	2,588		2,446		5,177		4,793
Space Systems
Cost-type	2,025	75%	1,468	73%	3,869	74%	2,866	73%
Fixed-price	692	25%	552	27%	1,330	26%	1,076	27%
Intersegment sales	31		28		70		54
Space Systems sales	2,748		2,048		5,269		3,996
Total
Cost-type	4,608	50%	4,371	49%	9,237	50%	8,586	49%
Fixed-price	4,543	50%	4,513	51%	9,071	50%	8,918	51%
Total Sales	$9,151		$8,884		$18,308		$17,504
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended June 30				Six Months Ended June 30
	2021		2020		2021		2020
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,517	88%	$2,489	86%	$5,064	87%	$4,862	85%
Asia/Pacific	204	7%	202	7%	483	8%	409	7%
Europe	127	4%	150	5%	227	4%	316	6%
All other(1)	20	1%	55	2%	40	1%	126	2%
Intersegment sales	45		29		89		55
Aeronautics Systems sales	2,913		2,925		5,903		5,768
Defense Systems
United States	897	73%	1,390	82%	1,923	73%	2,760	81%
Asia/Pacific	126	10%	107	6%	229	9%	189	5%
Europe	79	6%	70	4%	155	6%	140	4%
All other(1)	130	11%	139	8%	302	12%	327	10%
Intersegment sales	195		180		380		351
Defense Systems sales	1,427		1,886		2,989		3,767
Mission Systems
United States	1,915	82%	1,794	79%	3,765	80%	3,482	79%
Asia/Pacific	98	4%	191	9%	258	6%	367	8%
Europe	242	11%	191	9%	511	11%	416	9%
All other(1)	79	3%	86	3%	152	3%	168	4%
Intersegment sales	254		184		491		360
Mission Systems sales	2,588		2,446		5,177		4,793
Space Systems
United States	2,614	97%	1,950	97%	4,990	96%	3,804	97%
Asia/Pacific	13	—%	5	—%	29	1%	10	—%
Europe	89	3%	63	3%	177	3%	122	3%
All other(1)	1	—%	2	—%	3	—%	6	—%
Intersegment sales	31		28		70		54
Space Systems sales	2,748		2,048		5,269		3,996
Total
United States	7,943	86%	7,623	86%	15,742	86%	14,908	85%
Asia/Pacific	441	5%	505	6%	999	5%	975	6%
Europe	537	6%	474	5%	1,070	6%	994	6%
All other(1)	230	3%	282	3%	497	3%	627	3%
Total Sales	$9,151		$8,884		$18,308		$17,504
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2021, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 28, 2021

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
COVID-19
Coronavirus disease 2019 (“COVID-19”) was first reported in late 2019 and has since dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility. We discuss in some detail in our Annual Report on Form 10-K the pandemic, its impacts and risks, and actions taken up to the time of filing. In this Form 10-Q, we provide an update. We continue closely to monitor and address the developments, including the impact on our company, our employees, our customers, our suppliers and our communities. The company continues to consider health data and guidance from the Centers for Disease Control and Prevention (CDC), other health organizations, federal, state and local governmental authorities, and our customers, among others. During the first half of 2021, COVID-19 case rates and the health and economic impacts of the pandemic increased and decreased in different communities in the U.S. and globally. In the U.S., the Food and Drug Administration (FDA) issued emergency use authorization for COVID-19 vaccines and the government began extensive efforts to administer them. The company also has taken various steps to facilitate access for our employees, in accordance with federal guidelines and state and local vaccination plans. We have provided paid leave and flexibility for employees to get vaccinated. During the second quarter of 2021, we began a phased transition back to our facilities for most employees who have been working remotely. The company continues to take robust actions globally to protect the health, safety and well-being of our employees, and to serve our customers with continued performance. We also continue to take steps to support our suppliers, with a particular focus on critical small and midsized business partners, including passing through increased progress payments from the DoD to our suppliers and accelerating payments to certain suppliers.
The company’s second quarter 2021 revenue and operating income were not significantly impacted by COVID-19. However, our employees, suppliers and customers, the company and our global community continue to face challenges and we cannot predict how this dynamic situation will evolve or the impact it will have on the company. For further information on the pandemic and the potential impact to the company of COVID-19, see “Liquidity and Capital Resources” below and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.
U.S. Political and Economic Environment
On May 28, 2021, the Administration released its budget request for fiscal year 2022. The budget proposes $753 billion for national defense programs and $770 billion in non-defense discretionary funding. The Congress is expected to continue to debate the defense budget. If not agreed, the government may be required to operate under a continuing resolution into fiscal year 2022, which could impact our programs and new starts, in particular. The Administration’s budget request includes funding for the American Jobs Plan, a $2.3 trillion infrastructure and

NORTHROP GRUMMAN CORPORATION
economic recovery plan, and the American Families Plan, a $1.8 trillion education and economic support plan. If some or all of these plans are enacted, they may have broader implications for the defense industry, our customers’ budgets and priorities, and the overall economic environment, including the national debt. It is difficult to predict the specific course of future defense budgets. However, the threat to national security remains very substantial and we believe that our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, survivable aircraft and mission systems should help our customers to meet the threats and, as a result, continue to allow for long-term profitable growth in our business.
We understand that the government expects the debt ceiling will be breached around the end of July 2021 and the Treasury Department will then begin taking “extraordinary measures” to finance the government. If the debt ceiling is breached, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments.
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
Transaction-adjusted net earnings and transaction-adjusted earnings per share (transaction-adjusted EPS) exclude impacts related to the IT services divestiture, including the gain on sale of the business, associated federal and state income tax expenses, transaction costs, and the make-whole premium for early debt redemption. They also exclude the impact of mark-to-market pension and OPB (“MTM”) expense and related tax impacts, which are generally only recognized during the fourth quarter. These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the company’s underlying financial performance by presenting the company’s operating results before the non-operational impact of divestiture activity and pension and OPB actuarial gains and losses. These measures are also consistent with how management views the underlying performance of the business as the impact of the IT services divestiture and MTM accounting are not considered in management’s assessment of the company’s operating performance or in its determination of incentive compensation awards.
We reconcile these non-GAAP financial measures to their most directly comparable GAAP financial measures below. These non-GAAP measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as an alternative to operating results presented in accordance with GAAP.
Selected financial highlights are presented in the table below:

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions, except per share amounts	2021	2020	Change	2021	2020	Change
Sales	$9,151	$8,884	3%	$18,308	$17,504	5%
Operating costs and expenses	8,107	7,890	3%	16,422	15,576	5%
Operating costs and expenses as a % of sales	88.6%	88.8%		89.7%	89.0%
Gain on sale of business	—	—	NM	1,980	—	NM
Operating income	1,044	994	5%	3,866	1,928	101%
Operating margin rate	11.4%	11.2%		21.1%	11.0%
Federal and foreign income tax expense	265	198	34%	1,086	383	184%
Effective income tax rate	20.4%	16.5%		25.2%	17.0%
Net earnings	1,037	1,005	3%	3,232	1,873	73%
Diluted earnings per share	$6.42	$6.01	7%	$19.89	$11.16	78%

NORTHROP GRUMMAN CORPORATION
Sales
The tables below reconcile sales to organic sales:

	Three Months Ended June 30
	2021			2020
$ in millions	Sales	IT services sales	Organic sales	Sales	IT services sales	Organic sales	Organic sales % change
Aeronautics Systems	$2,913	$—	$2,913	$2,925	$—	$2,925	—%
Defense Systems	1,427	—	1,427	1,886	(416)	1,470	(3)%
Mission Systems	2,588	—	2,588	2,446	(131)	2,315	12%
Space Systems	2,748	—	2,748	2,048	(43)	2,005	37%
Intersegment eliminations	(525)	—	(525)	(421)	5	(416)
Total	$9,151	$—	$9,151	$8,884	$(585)	$8,299	10%

	Six Months Ended June 30
	2021			2020
$ in millions	Sales	IT services sales	Organic sales	Sales	IT services sales	Organic sales	Organic sales % change
Aeronautics Systems	$5,903	$—	$5,903	$5,768	$—	$5,768	2%
Defense Systems	2,989	(106)	2,883	3,767	(805)	2,962	(3)%
Mission Systems	5,177	(42)	5,135	4,793	(261)	4,532	13%
Space Systems	5,269	(16)	5,253	3,996	(87)	3,909	34%
Intersegment eliminations	(1,030)	2	(1,028)	(820)	9	(811)
Total	$18,308	$(162)	$18,146	$17,504	$(1,144)	$16,360	11%
Current Quarter
Second quarter 2021 sales increased $267 million, or 3 percent, primarily due to higher sales at Space Systems and Mission Systems, partially offset by lower sales at Defense Systems principally due to the impact of the IT services divestiture. Second quarter 2021 organic sales increased $852 million, or 10 percent.
Year to Date
Year to date 2021 sales increased $804 million, or 5 percent, due to higher sales at Space Systems, Mission Systems and Aeronautics systems, partially offset by lower sales at Defense Systems principally due to the impact of the IT services divestiture. Year to date 2021 organic sales increased $1.8 billion, or 11 percent. As a result of the company using a fiscal calendar convention for interim reporting periods (as described in Note 1 to the financial statements), year to date 2021 sales at each sector benefited approximately 2 percent from three additional working days when compared to the prior year period.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.

NORTHROP GRUMMAN CORPORATION
Operating Income and Margin Rate
Current Quarter
Second quarter 2021 operating income increased $50 million, or 5 percent, due to higher segment operating income and lower unallocated corporate expense, partially offset by a lower FAS/CAS operating adjustment. Second quarter 2021 operating margin rate increased to 11.4 percent reflecting a higher segment operating margin rate in addition to the items above.
Second quarter 2021 general and administrative (G&A) costs as a percentage of sales increased to 10.9 percent from 9.4 percent in the prior year period primarily due to an increase in investments for future business opportunities as well as the timing of indirect cost recognition during the quarter.
Year to Date
Year to date 2021 operating income increased $1.9 billion, or 101 percent, primarily due to the IT services divestiture, including the $2.0 billion pre-tax gain on sale and $192 million of unallocated corporate expense for unallowable state taxes and transaction costs. Operating income also increased due to higher segment operating income and lower non-divestiture-related unallocated corporate expenses, partially offset by a lower FAS/CAS operating adjustment. Year to date 2021 operating margin rate increased to 21.1 percent reflecting the items above.
Year to date 2021 G&A costs as a percentage of sales increased to 10.4 percent from 9.3 percent in the prior year period primarily due to an increase in investments for future business opportunities as well as the timing of indirect cost recognition during the year.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The second quarter 2021 effective tax rate (ETR) increased to 20.4 percent from 16.5 percent in the prior year period primarily due to a change made in tax revenue recognition on certain long-term contracts, which increased taxable income in years prior to the 2017 Tax Cuts and Jobs Act at a rate above the current statutory rate. See Note 3 to the financial statements for additional information.
Year to Date
The year to date 2021 ETR increased to 25.2 percent from 17.0 percent in the prior period primarily due to federal income taxes resulting from the IT services divestiture. See Note 3 to the financial statements for additional information.

NORTHROP GRUMMAN CORPORATION
Net Earnings
The table below reconciles net earnings to transaction-adjusted net earnings:

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2021	2020	Change	2021	2020	Change
Net earnings	$1,037	$1,005	3%	$3,232	$1,873	73%
Gain on sale of business	—	—	NM	(1,980)	—	NM
State tax impact[1]	—	—	NM	160	—	NM
Transaction costs	—	—	NM	32	—	NM
Make-whole premium	—	—	NM	54	—	NM
Federal tax impact of items above[2]	—	—	NM	614	—	NM
Adjustment, net of tax	$—	$—	NM	$(1,120)	$—	NM
Transaction-adjusted net earnings	$1,037	$1,005	3%	$2,112	$1,873	13%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
Current Quarter
Second quarter 2021 net earnings increased $32 million, or 3 percent, primarily due to higher operating income and an increase in non-operating FAS pension benefit, partially offset by an increase in income tax expense.
Year to Date
Year to date 2021 net earnings increased $1.4 billion, or 73 percent, primarily due to the IT services divestiture. Transaction-adjusted net earnings increased $239 million or 13 percent, primarily due to higher operating income and an increase in non-operating FAS pension benefit, partially offset by an increase in income tax expense.
Diluted Earnings Per Share
The table below reconciles diluted earnings per share to transaction-adjusted EPS:

	Three Months Ended June 30%			Six Months Ended June 30%
	2021	2020	Change	2021	2020	Change
Diluted EPS	$6.42	$6.01	7%	$19.89	$11.16	78%
Gain on sale of business per share	—	—	NM	(12.18)	—	NM
State tax impact per share[1]	—	—	NM	0.98	—	NM
Transaction costs per share	—	—	NM	0.20	—	NM
Make-whole premium per share	—	—	NM	0.33	—	NM
Federal tax impact of line items above per share[2]	—	—	NM	3.78	—	NM
Adjustment, net of tax per share	$—	$—	NM	$(6.89)	$—	NM
Transaction-adjusted EPS	$6.42	$6.01	7%	$13.00	$11.16	16%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
Current Quarter
Second quarter 2021 diluted earnings per share increased 7 percent, reflecting a 3 percent increase in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2021 diluted earnings per share increased 78 percent, principally due to a $6.89 increase associated with the IT services divestiture. Transaction-adjusted earnings per share increased $1.84, or 16 percent, reflecting a 13 percent increase in transaction-adjusted net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.

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

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2021	2020	Change	2021	2020	Change
Segment operating income	$1,117	$1,031	8%	$2,212	$1,998	11%
Segment operating margin rate	12.2%	11.6%		12.1%	11.4%
CAS pension expense	121	205	(41)%	244	412	(41)%
Less: FAS pension service expense	(103)	(102)	1%	(207)	(204)	1%
FAS/CAS operating adjustment	18	103	(83)%	37	208	(82)%
Gain on sale of business	—	—	NM	1,980	—	NM
IT services divestiture – unallowable state taxes and transaction costs	—	—	NM	(192)	—	NM
Intangible asset amortization and PP&E step-up depreciation	(64)	(77)	(17)%	(129)	(159)	(19)%
Other unallocated corporate expense	(27)	(63)	(57)%	(42)	(119)	(65)%
Unallocated corporate (expense) income	(91)	(140)	(35)%	1,617	(278)	(682)%
Operating income	$1,044	$994	5%	$3,866	$1,928	101%
Current Quarter
Second quarter 2021 segment operating income increased $86 million, or 8 percent, due to higher sales and a higher segment operating margin rate. Higher operating income at Space Systems and Mission Systems was partially offset by lower operating income at Defense Systems, principally due to the impact of the IT services divestiture, and Aeronautics Systems. Second quarter 2020 segment operating income from the IT services business was $60 million. Segment operating margin rate increased to 12.2 percent from 11.6 percent due to higher operating margin rates at Mission Systems, Defense Systems and Space Systems, partially offset by a lower operating margin rate at Aeronautics Systems.
Year to Date
Year to date 2021 segment operating income increased $214 million, or 11 percent, due to higher sales and a higher segment operating margin rate. Higher operating income at Space Systems, Mission Systems and Aeronautics Systems was partially offset by lower operating income at Defense Systems, due to the impact of the IT services divestiture. Year to date 2021 segment operating income from the IT services business was $20 million as compared to $111 million in the prior year period. Year to date 2021 segment operating income includes a first quarter 2021 benefit of approximately $100 million due to the impact of lower overhead rates on the company’s fixed price contracts. The lower projected overhead rates were principally driven by a reduction in projected CAS pension costs as well as operational performance at the sectors, which more than offset lower business base due to the IT services divestiture. Segment operating margin rate increased to 12.1 percent from 11.4 percent and reflects higher operating margin rates at all four sectors largely as a result of the items discussed above.
FAS/CAS Operating Adjustment
Second quarter 2021 and year to date 2021 FAS/CAS operating adjustment decreased primarily due to lower CAS pension expense resulting from favorable plan asset returns in 2020 and changes in certain CAS actuarial assumptions as of December 31, 2020.

NORTHROP GRUMMAN CORPORATION
Unallocated Corporate (Expense) Income
Current Quarter
The decrease in second quarter 2021 unallocated corporate (expense) income is primarily due to the deferred state tax impact of a change in tax revenue recognition on certain contracts, as well as lower intangible asset amortization and PP&E step-up depreciation.
Year to Date
The increase in year to date 2021 unallocated corporate (expense) income is primarily due to a $2.0 billion pre-tax gain on the sale of our IT services business, partially offset by $192 million of unallowable state taxes and transaction costs associated with the divestiture. Unallocated corporate (expense) income also increased due to a net increase in deferred state tax assets principally resulting from certain state tax legislation adopted in 2020 that places temporary limitations on tax credits and a change in tax revenue recognition on certain contracts, as well as lower intangible asset amortization and PP&E step-up depreciation.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2021	2020	2021	2020
Favorable EAC adjustments	$309	$241	$657	$517
Unfavorable EAC adjustments	(155)	(129)	(313)	(281)
Net EAC adjustments	$154	$112	$344	$236
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2021	2020	2021	2020
Aeronautics Systems	$32	$22	$69	$34
Defense Systems	28	39	58	61
Mission Systems	61	59	149	138
Space Systems	33	(7)	70	5
Eliminations	—	(1)	(2)	(2)
Net EAC adjustments	$154	$112	$344	$236
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AERONAUTICS SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2021	2020	Change	2021	2020	Change
Sales	$2,913	$2,925	—%	$5,903	$5,768	2%
Operating income	300	310	(3)%	608	573	6%
Operating margin rate	10.3%	10.6%		10.3%	9.9%
Sales
Current Quarter
Second quarter 2021 sales were comparable to the prior year period. Higher restricted and E-2 production volume was offset by a reduction in A350 production activity and lower volume on the B-2 Defensive Management Systems Modernization (DMS) program as well as certain Global Hawk programs as they near completion.
Year to Date
Year to date 2021 sales increased $135 million, or 2 percent, due to higher volume on restricted programs and the E-2 and F-35 production programs. These increases more than offset lower volume on A350 production activity and B-2 DMS as well as certain Global Hawk programs as they near completion.

NORTHROP GRUMMAN CORPORATION
Operating Income
Current Quarter
Second quarter 2021 operating income decreased $10 million, or 3 percent, due to a lower operating margin rate. Operating margin rate decreased to 10.3 percent from 10.6 percent principally due to a $21 million benefit recognized in the prior period in connection with the resolution of a government accounting matter, partially offset by higher net favorable EAC adjustments.
Year to Date
Year to date 2021 operating income increased $35 million, or 6 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 10.3 percent from 9.9 percent principally due to higher net favorable EAC adjustments, which were largely driven by the previously described first quarter 2021 reduction in overhead rates.

DEFENSE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2021	2020	Change	2021	2020	Change
Sales	$1,427	$1,886	(24)%	$2,989	$3,767	(21)%
Operating income	177	217	(18)%	354	415	(15)%
Operating margin rate	12.4%	11.5%		11.8%	11.0%
Sales
Current Quarter
Second quarter 2021 sales decreased $459 million, or 24 percent, primarily due to a $416 million reduction in sales related to the IT services divestiture. Second quarter 2021 organic sales decreased $43 million, or 3 percent, principally due to the close-out of the contract at the Army’s Lake City ammunition plant (Lake City), partially offset by higher volume on the Guided Missile Launch Rocket System (GMLRS) program, Republic of Korea Global Hawk Contractor Logistics Support (ROK Global Hawk CLS) program and production ramp-up on advanced fuze programs.
Year to Date
Year to date 2021 sales decreased $778 million, or 21 percent, primarily due to a $699 million reduction in sales related to the IT services divestiture. Year to date 2021 organic sales decreased $79 million, or 3 percent, principally due to the close-out of Lake City, partially offset by higher volume on several programs including GMLRS, RoK Global Hawk CLS, advanced fuzes, B-2 sustainment and the Advanced Anti-Radiation Guided Missile program.
Operating Income
Current Quarter
Second quarter 2021 operating income decreased $40 million, or 18 percent, primarily due to the impact of the IT services divestiture. Operating margin rate increased to 12.4 percent from 11.5 percent and reflects improved performance at Battle Management and Missile Systems due, in part, to changes in mix as a result of recent contract completions.
Year to Date
Year to date 2021 operating income decreased $61 million, or 15 percent, primarily due to the impact of the IT services divestiture. Operating margin rate increased to 11.8 percent from 11.0 percent primarily due to improved performance at Battle Management and Missile Systems due to the items discussed above.

MISSION SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2021	2020	Change	2021	2020	Change
Sales	$2,588	$2,446	6%	$5,177	$4,793	8%
Operating income	408	347	18%	805	700	15%
Operating margin rate	15.8%	14.2%		15.5%	14.6%

NORTHROP GRUMMAN CORPORATION
Sales
Current Quarter
Second quarter 2021 sales increased $142 million, or 6 percent, due to higher volume across the sector, partially offset by a $131 million reduction in sales related to the IT services divestiture. Second quarter 2021 organic sales increased $273 million, or 12 percent. Maritime/Land Systems and Sensors sales increased primarily due to higher volume on land systems, including the Ground/Air Task-Oriented Radar (G/ATOR) program, and higher marine systems and international volume. Navigation, Targeting and Survivability sales increased primarily due to higher intercompany volume on the Ground Based Strategic Deterrent (GBSD) program. Airborne Multifunction Sensors sales increased principally due to higher airborne radar volume, including the Scalable Agile Beam Radar (SABR) and Multi-role Electronically Scanned Array (MESA) programs. Networked Information Solutions sales increased primarily due to higher volume on electronic warfare programs, including the Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (JCREW) program.
Year to Date
Year to date 2021 sales increased $384 million, or 8 percent, due to higher volume across the sector, partially offset by a $219 million reduction in sales related to the IT services divestiture. Year to date 2021 organic sales increased $603 million, or 13 percent. Maritime/Land Systems and Sensors sales increased primarily due to higher volume on land systems, including G/ATOR, and higher marine systems and restricted volume. Airborne Multifunction Sensors sales increased principally due to higher airborne radar volume, including SABR and MESA, and higher restricted volume. Navigation, Targeting and Survivability sales increased primarily due to higher intercompany volume on GBSD as well as higher volume on targeting, infrared countermeasures and navigation programs. Networked Information Solutions sales increased primarily due to higher volume on electronic warfare programs, including JCREW.
Operating Income
Current Quarter
Second quarter 2021 operating income increased $61 million, or 18 percent, due to higher sales volume and a higher operating margin rate. Operating margin rate increased to 15.8 percent from 14.2 percent principally due to the favorable resolution of certain government accounting matters and changes in contract mix toward more fixed-price content, largely as a result of the IT services divestiture.
Year to Date
Year to date 2021 operating income increased $105 million, or 15 percent, due to higher sales volume and a higher operating margin rate. Operating margin rate increased to 15.5 percent from 14.6 percent and reflects a benefit for the previously described first quarter 2021 reduction in overhead rates as well as the matters discussed above.

SPACE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2021	2020	Change	2021	2020	Change
Sales	$2,748	$2,048	34%	$5,269	$3,996	32%
Operating income	301	209	44%	577	411	40%
Operating margin rate	11.0%	10.2%		11.0%	10.3%
Sales
Current Quarter
Second quarter 2021 sales increased $700 million, or 34 percent, primarily due to higher sales in both the Launch & Strategic Missiles and Space business areas, partially offset by a $43 million reduction in sales related to the IT services divestiture. Second quarter 2021 organic sales increased $743 million, or 37 percent. Launch & Strategic Missiles sales increased primarily due to ramp-up on GBSD and the Next Generation Interceptor (NGI) program as well as higher volume on Commercial Resupply Service (CRS) missions and hypersonics programs. Space sales were driven by higher volume on restricted programs, Artemis and the Next Generation Overhead Persistent Infrared (Next Gen OPIR) program.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2021 sales increased $1.27 billion, or 32 percent, primarily due to higher sales in both the Launch & Strategic Missiles and Space business areas, partially offset by a $71 million reduction in sales related to the IT services divestiture. Year to date 2021 organic sales increased $1.34 billion, or 34 percent. Launch & Strategic Missiles sales increased primarily due to ramp-up on GBSD and NGI as well as higher volume on hypersonics and CRS programs. Space sales were driven by higher volume on restricted programs, Artemis and the Next Gen OPIR program.
Operating Income
Current Quarter
Second quarter 2021 operating income increased $92 million, or 44 percent, due to higher sales volume and a higher operating margin rate. Operating margin rate increased to 11.0 percent from 10.2 percent principally due to higher net favorable EAC adjustments on commercial space programs.
Year to Date
Year to date 2021 operating income increased $166 million, or 40 percent, due to higher sales volume and a higher operating margin rate. Operating margin rate increased to 11.0 percent from 10.3 percent primarily due to higher net favorable EAC adjustments, which were largely driven by improved performance on commercial space programs as well as the previously described reduction in overhead rates.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2021		2020		2021		2020
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,484	$2,230	$2,512	$2,247	$5,008	$4,504	$4,921	$4,446
Service	384	342	384	342	806	711	792	700
Intersegment eliminations	45	41	29	26	89	80	55	49
Total Aeronautics Systems	2,913	2,613	2,925	2,615	5,903	5,295	5,768	5,195
Defense Systems
Product	641	560	753	676	1,321	1,155	1,523	1,380
Service	591	517	953	831	1,288	1,141	1,893	1,657
Intersegment eliminations	195	173	180	162	380	339	351	315
Total Defense Systems	1,427	1,250	1,886	1,669	2,989	2,635	3,767	3,352
Mission Systems
Product	1,774	1,515	1,646	1,388	3,534	3,008	3,154	2,662
Service	560	451	616	554	1,152	948	1,279	1,124
Intersegment eliminations	254	214	184	157	491	416	360	307
Total Mission Systems	2,588	2,180	2,446	2,099	5,177	4,372	4,793	4,093
Space Systems
Product	2,294	2,045	1,571	1,402	4,352	3,874	3,060	2,727
Service	423	374	449	413	847	755	882	810
Intersegment eliminations	31	28	28	24	70	63	54	48
Total Space Systems	2,748	2,447	2,048	1,839	5,269	4,692	3,996	3,585
Segment Totals
Total Product	$7,193	$6,350	$6,482	$5,713	$14,215	$12,541	$12,658	$11,215
Total Service	1,958	1,684	2,402	2,140	4,093	3,555	4,846	4,291
Total Segment(1)	$9,151	$8,034	$8,884	$7,853	$18,308	$16,096	$17,504	$15,506
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”

NORTHROP GRUMMAN CORPORATION
Product Sales and Costs
Current Quarter
Second quarter 2021 product sales increased $711 million, or 11 percent, primarily due to higher volume on the GBSD, restricted, Artemis, Next Gen OPIR and NGI programs at Space Systems.
Second quarter 2021 product costs increased $637 million, or 11 percent, consistent with the higher product sales described above.
Year to Date
Year to date 2021 product sales increased $1.6 billion, or 12 percent, principally due to increases in product sales at Space Systems and Mission Systems, partially offset by a decrease at Defense Systems. The increase at Space Systems was primarily driven by higher volume on the GBSD, restricted, Artemis, Next Gen OPIR and NGI programs. The increase at Mission Systems was driven by higher volume across the sector. The decrease at Defense Systems was primarily driven by the close-out of Lake City.
Year to date 2021 product costs increased $1.3 billion, or 12 percent, consistent with the higher product sales described above.
Service Sales and Costs
Current Quarter
Second quarter 2021 service sales decreased $444 million, or 18 percent, primarily due to the IT services divestiture. Second quarter 2020 sales from the IT services business, which were largely included in service sales, were $585 million. The reductions associated with the IT services divestiture were partially offset by higher service volume on several programs at Defense Systems and Mission Systems.
Second quarter 2021 service costs decreased $456 million, or 21 percent, consistent with the lower service sales described above and reflect higher net favorable EAC adjustments on Mission Systems service programs.
Year to Date
Year to date 2021 service sales decreased $753 million, or 16 percent, primarily due to the IT services divestiture. Year to date 2021 sales from the IT services business, which were largely included in service sales, were $162 million as compared to $1.1 billion in the prior year period. The reductions associated with the IT services divestiture were partially offset by higher service volume on several programs at Defense Systems and Mission Systems.
Year to date 2021 service costs decreased $736 million, or 17 percent, consistent with the lower services sales described above.
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
Backlog consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2021
Aeronautics Systems	$10,635	$10,325	$20,960	$24,002	(13)%
Defense Systems	5,988	683	6,671	8,131	(18)%
Mission Systems	10,032	3,337	13,369	13,805	(3)%
Space Systems	6,449	29,197	35,646	35,031	2%
Total backlog	$33,104	$43,542	$76,646	$80,969	(5)%
New Awards
Second quarter and year to date 2021 net awards totaled $6.5 billion and $15.4 billion, respectively, and backlog totaled $76.6 billion. Significant second quarter new awards include $1.7 billion for restricted programs, $0.4 billion

NORTHROP GRUMMAN CORPORATION
for F-35, $0.3 billion for GMLRS, $0.3 billion for E-2 and $0.2 billion for Global Hawk. In connection with the IT services divestiture, the company reduced backlog by $1.4 billion during the first quarter of 2021 ($1.0 billion at Defense Systems, $0.2 billion at Mission Systems and $0.2 billion at Space Systems).
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
At June 30, 2021, we had $3.9 billion in cash and cash equivalents. Effective January 30, 2021, we completed the IT services divestiture for $3.4 billion in cash. Proceeds were primarily used in the first quarter of 2021 for a $2.0 billion accelerated share repurchase and to fund redemption of $1.5 billion of the company’s 2.55 percent unsecured notes due October 2022. In April 2021, we renewed our one-year $500 million uncommitted credit facility.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. Our first installment of deferred social security taxes of approximately $200 million is due in the fourth quarter of 2021. Under Section 3610, the CARES Act also authorized the government to reimburse qualifying contractors for certain costs of providing paid leave to employees as a result of COVID-19. The company continues to seek, and anticipates continuing to seek, recovery for certain COVID-19-related costs under Section 3610 of the CARES Act and through our contract provisions, though it is unclear how much we will be able to recover. In addition, the U.S. Department of Defense (DoD) has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and work performed on relevant contracts.
Cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets, if needed, are expected to be sufficient to fund our operations for at least the next 12 months.
Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Six Months Ended June 30		%
$ in millions	2021	2020	Change
Net earnings	$3,232	$1,873	73%
Gain on sale of business	(1,980)	—	NM
Non-cash items(1)	(33)	402	(108)%
Pension and OPB contributions	(74)	(69)	7%
Changes in trade working capital	(164)	(898)	(82)%
Other, net	(19)	36	(153)%
Net cash provided by operating activities	$962	$1,344	(28)%
(1)Includes depreciation and amortization, non-cash lease expense, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
Year to date 2021 cash provided by operating activities decreased $382 million principally due to $390 million of federal and state taxes paid in connection with the IT services divestiture.
Adjusted Free Cash Flow
Adjusted free cash flow, as reconciled in the table below, is a non-GAAP measure defined as net cash provided by or used in operating activities less capital expenditures, plus proceeds from the sale of equipment to a customer (not otherwise included in net cash provided by or used in operating activities) and the after-tax impact of discretionary pension contributions. Adjusted free cash flow includes proceeds from the sale of equipment to a customer as such proceeds were generated in a customer sales transaction. It also includes the after-tax impact of discretionary pension contributions for consistency and comparability of financial performance. This measure may not be defined and calculated by other companies in the same manner. We use adjusted free cash flow as a key factor in our

NORTHROP GRUMMAN CORPORATION
planning for, and consideration of, acquisitions, the payment of dividends and stock repurchases. This non-GAAP measure may be useful to investors and other users of our financial statements as a supplemental measure of our cash performance, but should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating cash flows presented in accordance with GAAP.
The table below reconciles net cash provided by operating activities to adjusted free cash flow:

	Six Months Ended June 30		%
$ in millions	2021	2020	Change
Net cash provided by operating activities	$962	$1,344	(28)%
Capital expenditures	(435)	(541)	(20)%
Proceeds from sale of equipment to a customer	56	—	NM
Adjusted free cash flow	$583	$803	(27)%
Year to date 2021 adjusted free cash flow decreased $220 million due to lower net cash provided by operating activities, partially offset by a decrease in capital expenditures and the receipt of additional proceeds from the fourth quarter 2020 sale of equipment to a customer.
Investing Cash Flow
Year to date 2021 net cash provided by investing activities was $3.0 billion compared to net cash used in investing activities of $539 million in the prior year period, principally due to $3.4 billion in cash received from the sale of our IT services business during the first quarter of 2021.
Financing Cash Flow
Year to date 2021 net cash used in financing activities was $5.0 billion compared to net cash provided by financing activities of $1.1 billion in the prior year period, principally due to $2.2 billion in debt repayments, $2.1 billion of share repurchases and $486 million of dividends paid in the current year period as compared to $2.2 billion of net proceeds from the issuance of long-term debt, $490 million of share repurchases and $469 million of dividends paid in the prior year period.
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

NORTHROP GRUMMAN CORPORATION
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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2021, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2021, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
April 3, 2021 - April 30, 2021	—	$—	—	$4,149
May 1, 2021 - May 28, 2021	179,356	NM(2)	179,356	3,849
May 29, 2021 - July 2, 2021	422,270	370.15	422,270	3,693
Total	601,626	NM(2)	601,626	$3,693
(1)Includes commissions paid.
(2)During the first quarter of 2021, the company entered into an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC, which was completed on June 1, 2021. Pursuant to the terms of the ASR, a total of approximately 6.1 million shares of our common stock were repurchased with an average final purchase price of $327.29 per share.
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

*10.1	Non-Employee Director Compensation Term Sheet, effective May 19, 2021

*+10.2	Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan, as amended and restated, effective January 1, 2022

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 28, 2021