Form 10-Q
period 2021-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2021-10-28
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
As of October 25, 2021, 158,537,643 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2021	2020	2021	2020
Sales
Product	$6,845	$6,667	$21,060	$19,325
Service	1,875	2,416	5,968	7,262
Total sales	8,720	9,083	27,028	26,587
Operating costs and expenses
Product	5,352	5,346	16,662	15,425
Service	1,434	1,897	4,649	5,774
General and administrative expenses	891	855	2,788	2,475
Total operating costs and expenses	7,677	8,098	24,099	23,674
Gain on sale of business	—	—	1,980	—
Operating income	1,043	985	4,909	2,913
Other (expense) income
Interest expense	(132)	(154)	(423)	(433)
Non-operating FAS pension benefit	367	302	1,101	907
Other, net	(3)	34	6	36
Earnings before income taxes	1,275	1,167	5,593	3,423
Federal and foreign income tax expense	212	181	1,298	564
Net earnings	$1,063	$986	$4,295	$2,859

Basic earnings per share	$6.65	$5.91	$26.63	$17.11
Weighted-average common shares outstanding, in millions	159.8	166.8	161.3	167.1
Diluted earnings per share	$6.63	$5.89	$26.55	$17.05
Weighted-average diluted shares outstanding, in millions	160.4	167.3	161.8	167.7

Net earnings (from above)	$1,063	$986	$4,295	$2,859
Other comprehensive loss
Change in unamortized prior service credit, net of tax	(2)	(10)	(6)	(31)
Change in cumulative translation adjustment and other, net	(6)	6	(6)	7
Other comprehensive loss, net of tax	(8)	(4)	(12)	(24)
Comprehensive income	$1,055	$982	$4,283	$2,835
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$4,055	$4,907
Accounts receivable, net	1,590	1,501
Unbilled receivables, net	5,674	5,140
Inventoried costs, net	872	759
Prepaid expenses and other current assets	737	1,402
Assets of disposal group held for sale	—	1,635
Total current assets	12,928	15,344
Property, plant and equipment, net of accumulated depreciation of $6,811 for 2021 and $6,335 for 2020	7,277	7,071
Operating lease right-of-use assets	1,552	1,533
Goodwill	17,516	17,518
Intangible assets, net	629	783
Deferred tax assets	418	311
Other non-current assets	2,026	1,909
Total assets	$42,346	$44,469

Liabilities
Trade accounts payable	$2,184	$1,806
Accrued employee compensation	1,811	1,997
Advance payments and billings in excess of costs incurred	2,594	2,517
Other current liabilities	2,230	3,002
Liabilities of disposal group held for sale	—	258
Total current liabilities	8,819	9,580
Long-term debt, net of current portion of $6 for 2021 and $742 for 2020	12,774	14,261
Pension and other postretirement benefit plan liabilities	5,667	6,498
Operating lease liabilities	1,367	1,343
Other non-current liabilities	2,302	2,208
Total liabilities	30,929	33,890

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2021—158,761,485 and 2020—166,717,179	159	167
Paid-in capital	—	58
Retained earnings	11,398	10,482
Accumulated other comprehensive loss	(140)	(128)
Total shareholders’ equity	11,417	10,579
Total liabilities and shareholders’ equity	$42,346	$44,469
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2021	2020
Operating activities
Net earnings	$4,295	$2,859
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	908	922
Stock-based compensation	71	61
Deferred income taxes	(105)	369
Gain on sale of business	(1,980)	—
Net periodic pension and OPB income	(818)	(612)
Pension and OPB contributions	(108)	(100)
Changes in assets and liabilities:
Accounts receivable, net	(133)	(632)
Unbilled receivables, net	(596)	(386)
Inventoried costs, net	(113)	(70)
Prepaid expenses and other assets	6	(122)
Accounts payable and other liabilities	49	283
Income taxes payable, net	663	111
Other, net	(14)	20
Net cash provided by operating activities	2,125	2,703

Investing activities
Divestiture of IT services business	3,400	—
Capital expenditures	(682)	(828)
Proceeds from sale of equipment to a customer	84	—
Other, net	(3)	—
Net cash provided by (used in) investing activities	2,799	(828)

Financing activities
Net proceeds from issuance of long-term debt	—	2,239
Payments of long-term debt	(2,236)	(27)
Payments to credit facilities	—	(13)
Common stock repurchases	(2,724)	(490)
Cash dividends paid	(737)	(711)
Payments of employee taxes withheld from share-based awards	(33)	(66)
Other, net	(46)	(57)
Net cash (used in) provided by financing activities	(5,776)	875
(Decrease) increase in cash and cash equivalents	(852)	2,750
Cash and cash equivalents, beginning of year	4,907	2,245
Cash and cash equivalents, end of period	$4,055	$4,995
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2021	2020	2021	2020
Common stock
Beginning of period	$160	$167	$167	$168
Common stock repurchased	(1)	—	(8)	(1)
End of period	159	167	159	167
Paid-in capital
Beginning of period	—	10	58	—
Common stock repurchased	—	—	(60)	—
Stock compensation	—	23	2	33
Other	—	(6)	—	(6)
End of period	—	27	—	27
Retained earnings
Beginning of period	11,144	9,652	10,482	8,748
Common stock repurchased	(587)	—	(2,676)	(479)
Net earnings	1,063	986	4,295	2,859
Dividends declared	(252)	(244)	(741)	(709)
Stock compensation	30	—	38	(36)
Other	—	—	—	11
End of period	11,398	10,394	11,398	10,394
Accumulated other comprehensive loss
Beginning of period	(132)	(117)	(128)	(97)
Other comprehensive loss, net of tax	(8)	(4)	(12)	(24)
End of period	(140)	(121)	(140)	(121)
Total shareholders’ equity	$11,417	$10,467	$11,417	$10,467
Cash dividends declared per share	$1.57	$1.45	$4.59	$4.22
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
Effective January 30, 2021 (the “Divestiture date”), we completed the previously announced sale of our IT and mission support services business (the “IT services divestiture”) for $3.4 billion in cash and recorded a pre-tax gain on sale of $2.0 billion. The IT and mission support services business was comprised of the majority of the Information Solutions and Services (IS&S) division of Defense Systems (excluding our Vinnell Arabia business); select cyber, intelligence and missions support programs, which were part of the Cyber and Intelligence Mission Solutions (CIMS) division of Mission Systems; and the Space Technical Services business unit of Space Systems. The assets and liabilities of the IT and mission support services business were classified as held for sale in the consolidated statement of financial position as of December 31, 2020. Operating results include sales and operating income for the IT and mission support services business prior to the Divestiture date. Sales for the IT and mission support services business were $162 million for the nine months ended September 30, 2021 and $602 million and $1.7 billion for the three and nine months ended September 30, 2020, respectively. Pre-tax profit was $20 million for the nine months ended September 30, 2021, and $69 million and $180 million for the three and nine months ended September 30, 2020, respectively.
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
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share data	2021	2020	2021	2020
Revenue	$116	$124	$478	$385
Operating income	109	123	453	359
Net earnings(1)	86	97	358	284
Diluted earnings per share(1)	0.54	0.58	2.21	1.69
(1)Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a material effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the third quarter of 2021, we recorded a $42 million unfavorable EAC adjustment on the F-35 program at Aeronautics Systems due to labor-related production inefficiencies largely driven by COVID-19-related impacts on the labor market and employee leave. No such adjustments were material to the financial statements during the three months ended September 30, 2020.
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
Company backlog as of September 30, 2021 was $74.8 billion. Of our September 30, 2021 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 60 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and nine months ended September 30, 2021 that was included in the December 31, 2020

NORTHROP GRUMMAN CORPORATION
contract liability balances was $261 million and $1.8 billion, respectively. The amount of revenue recognized for the three and nine months ended September 30, 2020 that was included in the December 31, 2019 contract liability balance was $232 million and $1.5 billion, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment
In the fourth quarter of 2020, the company completed a sale of equipment to a customer on a restricted Aeronautics Systems program. During the nine months ended September 30, 2021, the company received cash payments of $84 million related to the equipment sale and included it in Proceeds from sale of equipment to a customer in the unaudited condensed consolidated statement of cash flows.
Non-cash investing activities include capital expenditures incurred but not yet paid of $105 million and $123 million as of September 30, 2021 and 2020, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

$ in millions	September 30, 2021	December 31, 2020
Unamortized prior service credit, net of tax expense of $1 for 2021 and $3 for 2020	$4	$10
Cumulative translation adjustment and other, net	(144)	(138)
Total accumulated other comprehensive loss	$(140)	$(128)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after September 30, 2021, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.6 million shares and 0.5 million shares for the three and nine months ended September 30, 2021, respectively. The dilutive effect of these securities totaled 0.5 million shares and 0.6 million shares for the three and nine months ended September 30, 2020, respectively.
Share Repurchases
On September 16, 2015, the company’s board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock (the “2015 Repurchase Program”). On December 4, 2018, the company’s board of directors authorized a share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2018 Repurchase Program”). Repurchases under the 2015 Repurchase Program commenced in March 2016 and were completed in March 2020 at which time repurchases under the 2018 Repurchase Program commenced. As of September 30, 2021, repurchases under the 2018 Repurchase Program totaled $2.9 billion; $0.1 billion remained under this share repurchase authorization. By its terms, the 2018 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
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
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Nine Months Ended September 30
					2021	2020
September 16, 2015	$4,000	15.4	$260.33	March 2020	—	0.9
December 4, 2018	$3,000	8.6	$335.62		8.1	0.5
January 25, 2021	$3,000	—	—		—	—
(1)Includes commissions paid.
Dividends on Common Stock
In May 2021, the company increased the quarterly common stock dividend 8 percent to $1.57 per share from the previous amount of $1.45 per share.
3.    INCOME TAXES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2021	2020	2021	2020
Federal and foreign income tax expense	$212	$181	$1,298	$564
Effective income tax rate	16.6%	15.5%	23.2%	16.5%
Current Quarter
The third quarter 2021 effective tax rate (ETR) increased to 16.6 percent from 15.5 percent in the prior year period primarily due to lower benefits from foreign-derived intangible income (FDII). The company’s third quarter 2021 ETR includes benefits of $43 million for research credits and $12 million for FDII. The company’s third quarter 2020 ETR included benefits of $45 million for research credits and $30 million for FDII, which reflects additional benefits after final regulations issued in July 2020 clarified Foreign Military Sales qualify for the deduction.
Year to Date
The year to date 2021 ETR increased to 23.2 percent from 16.5 percent in the prior period primarily due to federal income taxes resulting from the IT services divestiture, including $250 million of income tax expense related to $1.2 billion of nondeductible goodwill in the divested business. The company’s year to date 2021 ETR also includes additional tax expense related to a change made in tax revenue recognition on certain long-term contracts, which increased taxable income in years prior to the 2017 Tax Cuts and Jobs Act at a rate above the current statutory rate as well as benefits of $142 million for research credits and $32 million for FDII. The company’s year to date 2020 ETR included benefits of $135 million for research credits and $46 million for FDII.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $123 million as of September 30, 2021 and $792 million as of December 31, 2020.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued

NORTHROP GRUMMAN CORPORATION
in August 2021. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may increase by approximately $100 million.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Northrop Grumman 2017-2018 federal tax returns are currently under Internal Revenue Service (IRS) examination. During the third quarter of 2021, the company requested an appeal with the IRS for the Northrop Grumman 2014-2016 federal income tax returns and refund claims related to its 2007-2016 federal tax returns. In addition, legacy Orbital ATK federal tax returns for the year ended March 31, 2015, the nine-month transition period ended December 31, 2015 and calendar years 2016-2017 are currently under appeal with the IRS.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	September 30, 2021			December 31, 2020
$ in millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets
Marketable securities	$390	$—	$390	$377	$1	$378
Marketable securities valued using NAV			16			18
Total marketable securities	390	—	406	377	1	396
Derivatives	—	3	3	—	—	—
The notional value of the company’s foreign currency forward contracts at September 30, 2021 and December 31, 2020 was $132 million and $133 million, respectively. At September 30, 2021 and December 31, 2020, no portion of the notional value was designated as a cash flow hedge.
The derivative fair values and related unrealized gains/losses at September 30, 2021 and December 31, 2020 were not material. There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2021.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $15.2 billion and $18.2 billion as of September 30, 2021 and December 31, 2020, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
On September 2, 2021, the company completed an exchange offer to eligible holders of the outstanding notes of our direct wholly owned subsidiary, Northrop Grumman Systems Corporation (“NGSC”) maturing through 2036. An aggregate principal amount of $422 million of the NGSC notes was exchanged for $422 million of Northrop Grumman Corporation notes with the same interest rates and maturity dates as the NGSC notes exchanged. Because the debt instruments are not substantially different, the exchange was treated as a debt modification for accounting purposes with no gain or loss recognized.
Repayments of Senior Notes
In March 2021, the company repaid $700 million of 3.50 percent unsecured notes upon maturity.
In March 2021, the company redeemed $1.5 billion of 2.55 percent unsecured notes due October 2022. The company recorded a pre-tax charge of $54 million principally related to the premium paid on the redemption, which

NORTHROP GRUMMAN CORPORATION
was recorded in Other, net in the unaudited condensed consolidated statements of earnings and comprehensive income.
5.    INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS were delivered. The company’s lawsuit seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. In the course of the litigation, the United States subsequently amended its counterclaim, reducing it to seek approximately $193 million. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On February 3, 2020, after extensive discovery and motions practice, the parties commenced what was expected to be a seven-week trial. The first four weeks of trial concluded, but the court postponed the remaining estimated three weeks as a result of COVID-19-related concerns. After additional COVID-19-related interruptions, trial concluded on March 5, 2021. On October 12, 2021, the parties completed post-trial briefing, absent any further requests or unexpected developments. Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or reasonably estimated at this time, the company intends to continue vigorously to pursue and defend the matter.
We are engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, we have worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation (NYSDEC), the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. In December 2019, the State of New York issued an Amended Record of Decision seeking to impose additional remedial requirements beyond measures the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December 2020, the parties reached a tentative agreement regarding the steps the company will take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. On September 22, 2021, the State of New York issued for public comment a new consent decree reflecting the agreement. We understand that the State will next seek court approval of the consent decree. We have incurred, and expect to continue to incur, as included in Note 6, substantial remediation costs related to the legacy Bethpage environmental conditions. Applicable remediation standards and other requirements to which we are subject may continue to change, our costs may increase materially and those costs may not be fully recoverable. In addition, we are a party to various, and expect to become a party to additional, legal proceedings and disputes related to remediation, environmental impacts, costs, and the allowability of costs we incur, including with federal and state entities (including the Navy, Defense Contract Management Agency, the State, local municipalities and water districts) and insurance carriers, as well as class action and individual plaintiffs alleging personal injury and property damage and seeking both monetary and non-monetary relief. These Bethpage matters could result in additional costs, fines, penalties, sanctions, compensatory or other damages, determinations on allocation, allowability and coverage, and non-monetary relief. We are in discussions with the Department of Defense and the Bethpage Water District to explore whether claims involving these parties can be resolved at this stage. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2021, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of September 30, 2021, or its annual results of operations and/or cash flows.
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
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of September 30, 2021 and December 31, 2020:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
September 30, 2021	$600	$366	$514
December 31, 2020	614	346	529
(1) As of September 30, 2021, $235 million is recorded in Other current liabilities and $365 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of September 30, 2021, $205 million is deferred in Prepaid expenses and other current assets and $309 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2021, or its annual results of operations and/or cash flows.
With respect to Bethpage, as discussed in Note 5, in December 2019, the State of New York issued an Amended Record of Decision, seeking to impose additional remedial requirements beyond those the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December 2020, the parties reached a tentative agreement regarding the steps the company will take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. On September 22, 2021, the State of New York issued for public comment a new consent decree reflecting the agreement. We understand that the State will next seek court approval of the consent decree. As discussed in Note 5, the applicable remediation standards and other requirements to which we are subject may continue to change, our costs may increase materially, and those costs may not be fully recoverable.

NORTHROP GRUMMAN CORPORATION
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2021, there were $476 million of stand-by letters of credit and guarantees and $69 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At September 30, 2021, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”) that matures in August 2024 and is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2018 Credit Agreement. At September 30, 2021, there was no balance outstanding under this facility.
At September 30, 2021, the company was in compliance with all covenants under its credit agreements.
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2021	2020	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost (benefit)
Service cost	$104	$102	$4	$4	$311	$306	$12	$13
Interest cost	263	307	13	17	790	920	40	50
Expected return on plan assets	(627)	(594)	(26)	(26)	(1,884)	(1,782)	(79)	(77)
Amortization of prior service (credit) cost	(3)	(15)	—	1	(7)	(45)	(1)	3
Net periodic benefit cost (benefit)	$(263)	$(200)	$(9)	$(4)	$(790)	$(601)	$(28)	$(11)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2021	2020	2021	2020
Defined benefit pension plans	$26	$24	$79	$70
OPB plans	8	7	29	30
Defined contribution plans	99	116	476	472

NORTHROP GRUMMAN CORPORATION
8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Nine Months Ended September 30
in millions	2021	2020
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.2
Grant date aggregate fair value	$89	$91
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

NORTHROP GRUMMAN CORPORATION
9.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2021	2020	2021	2020
Sales
Aeronautics Systems	$2,725	$2,914	$8,628	$8,682
Defense Systems	1,409	1,859	4,398	5,626
Mission Systems	2,436	2,551	7,613	7,344
Space Systems	2,681	2,198	7,950	6,194
Intersegment eliminations	(531)	(439)	(1,561)	(1,259)
Total sales	8,720	9,083	27,028	26,587
Operating income
Aeronautics Systems	265	294	873	867
Defense Systems	175	217	529	632
Mission Systems	372	370	1,177	1,070
Space Systems	288	224	865	635
Intersegment eliminations	(65)	(56)	(197)	(157)
Total segment operating income	1,035	1,049	3,247	3,047
FAS/CAS operating adjustment	61	108	98	316
Unallocated corporate (expense) income	(53)	(172)	1,564	(450)
Total operating income	$1,043	$985	$4,909	$2,913
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
Unallocated Corporate (Expense) Income
Unallocated corporate (expense) income includes the portion of corporate costs not considered allowable or allocable under applicable CAS or FAR, and therefore not allocated to the segments, such as changes in deferred state income taxes and a portion of management and administration, legal, environmental, compensation, retiree benefits, advertising and other corporate unallowable costs. Unallocated corporate (expense) income also includes costs not considered part of management’s evaluation of segment operating performance, such as amortization of purchased intangible assets and the additional depreciation expense related to the step-up in fair value of property, plant and equipment acquired through business combinations, as well as certain compensation and other costs.
During the first quarter of 2021, the $2.0 billion pre-tax gain on the sale of our IT services business and $192 million of unallowable state taxes and transaction costs associated with the divestiture were recorded in Unallocated corporate (expense) income.

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended September 30				Nine Months Ended September 30
	2021		2020		2021		2020
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,312	85%	$2,491	85%	$7,366	85%	$7,329	84%
International(2)	360	13%	382	13%	1,110	13%	1,233	14%
Other customers	5	—%	11	1%	15	—%	35	1%
Intersegment sales	48	2%	30	1%	137	2%	85	1%
Aeronautics Systems sales	2,725	100%	2,914	100%	8,628	100%	8,682	100%
Defense Systems
U.S. government(1)	877	62%	1,264	68%	2,749	63%	3,828	68%
International(2)	316	22%	307	17%	1,002	23%	963	17%
Other customers	10	1%	97	5%	61	1%	293	5%
Intersegment sales	206	15%	191	10%	586	13%	542	10%
Defense Systems sales	1,409	100%	1,859	100%	4,398	100%	5,626	100%
Mission Systems
U.S. government(1)	1,756	72%	1,884	74%	5,491	71%	5,331	73%
International(2)	417	17%	455	18%	1,338	18%	1,406	19%
Other customers	19	1%	19	1%	49	1%	54	1%
Intersegment sales	244	10%	193	7%	735	10%	553	7%
Mission Systems sales	2,436	100%	2,551	100%	7,613	100%	7,344	100%
Space Systems
U.S. government(1)	2,507	94%	2,020	92%	7,401	93%	5,734	93%
International(2)	92	3%	99	5%	301	4%	237	4%
Other customers	49	2%	54	2%	145	2%	144	2%
Intersegment sales	33	1%	25	1%	103	1%	79	1%
Space Systems sales	2,681	100%	2,198	100%	7,950	100%	6,194	100%
Total
U.S. government(1)	7,452	85%	7,659	84%	23,007	85%	22,222	84%
International(2)	1,185	14%	1,243	14%	3,751	14%	3,839	14%
Other customers	83	1%	181	2%	270	1%	526	2%
Total Sales	$8,720	100%	$9,083	100%	$27,028	100%	$26,587	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended September 30				Nine Months Ended September 30
	2021		2020		2021		2020
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,358	51%	$1,436	50%	$4,110	48%	$4,205	49%
Fixed-price	1,319	49%	1,448	50%	4,381	52%	4,392	51%
Intersegment sales	48		30		137		85
Aeronautics Systems sales	2,725		2,914		8,628		8,682
Defense Systems
Cost-type	433	36%	549	33%	1,376	36%	1,759	35%
Fixed-price	770	64%	1,119	67%	2,436	64%	3,325	65%
Intersegment sales	206		191		586		542
Defense Systems sales	1,409		1,859		4,398		5,626
Mission Systems
Cost-type	746	34%	948	40%	2,419	35%	2,689	40%
Fixed-price	1,446	66%	1,410	60%	4,459	65%	4,102	60%
Intersegment sales	244		193		735		553
Mission Systems sales	2,436		2,551		7,613		7,344
Space Systems
Cost-type	1,931	73%	1,563	72%	5,800	74%	4,429	72%
Fixed-price	717	27%	610	28%	2,047	26%	1,686	28%
Intersegment sales	33		25		103		79
Space Systems sales	2,681		2,198		7,950		6,194
Total
Cost-type	4,468	51%	4,496	49%	13,705	51%	13,082	49%
Fixed-price	4,252	49%	4,587	51%	13,323	49%	13,505	51%
Total Sales	$8,720		$9,083		$27,028		$26,587
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended September 30				Nine Months Ended September 30
	2021		2020		2021		2020
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,317	87%	$2,502	87%	$7,381	86%	$7,364	86%
Asia/Pacific	239	9%	217	7%	722	9%	626	7%
Europe	108	4%	129	5%	335	4%	445	5%
All other(1)	13	—%	36	1%	53	1%	162	2%
Intersegment sales	48		30		137		85
Aeronautics Systems sales	2,725		2,914		8,628		8,682
Defense Systems
United States	887	74%	1,361	82%	2,810	74%	4,121	81%
Asia/Pacific	107	9%	103	6%	336	9%	292	6%
Europe	78	6%	73	4%	233	6%	213	4%
All other(1)	131	11%	131	8%	433	11%	458	9%
Intersegment sales	206		191		586		542
Defense Systems sales	1,409		1,859		4,398		5,626
Mission Systems
United States	1,775	81%	1,903	81%	5,540	81%	5,385	79%
Asia/Pacific	114	5%	122	5%	372	5%	489	7%
Europe	233	11%	253	11%	744	11%	669	10%
All other(1)	70	3%	80	3%	222	3%	248	4%
Intersegment sales	244		193		735		553
Mission Systems sales	2,436		2,551		7,613		7,344
Space Systems
United States	2,556	97%	2,074	96%	7,546	97%	5,878	96%
Asia/Pacific	10	—%	5	—%	39	—%	15	—%
Europe	79	3%	90	4%	256	3%	212	4%
All other(1)	3	—%	4	—%	6	—%	10	—%
Intersegment sales	33		25		103		79
Space Systems sales	2,681		2,198		7,950		6,194
Total
United States	7,535	87%	7,840	86%	23,277	86%	22,748	86%
Asia/Pacific	470	5%	447	5%	1,469	5%	1,422	5%
Europe	498	6%	545	6%	1,568	6%	1,539	6%
All other(1)	217	2%	251	3%	714	3%	878	3%
Total Sales	$8,720		$9,083		$27,028		$26,587
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of September 30, 2021, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 27, 2021

NORTHROP GRUMMAN CORPORATION
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global aerospace and defense company. We use our broad portfolio of capabilities and technologies to create and deliver innovative platforms, systems and solutions in space; manned and autonomous airborne systems, including strike; strategic deterrence systems; hypersonics; missile defense; weapons systems; cyber; command, control, communications and computers, intelligence, surveillance and reconnaissance (C4ISR); and logistics and modernization. We participate in many high-priority defense and government programs in the United States (U.S.) and abroad. We conduct most of our business with the U.S. government, principally the Department of Defense (DoD) and intelligence community. We also conduct business with other governments, including foreign governments, and commercial customers.
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
COVID-19
Coronavirus disease 2019, which was first reported in late 2019, and subsequent variants (collectively “COVID-19” or the “pandemic”), have dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. We discuss in some detail in our Annual Report on Form 10-K, and subsequent SEC filings, the pandemic, its impacts and risks, and actions taken up to the time of filing. In this Form 10-Q, we provide a further update. We continue closely to monitor and address the developments, including the impact on our company, our employees, our customers, our suppliers and our communities. The company continues to consider and be guided by health data and evolving guidance from the Centers for Disease Control and Prevention (CDC), in particular, as well as other health organizations globally, federal, state and local governmental authorities, and our customers, among others. During the course of this year, COVID-19 case rates and the health impacts of the pandemic have fluctuated dramatically in different communities in the U.S. and globally. We have continued to see a prolonged impact on the economy, our industry, and our company, with increased challenges for customers and suppliers, labor shortages (including greater leave-taking), supply chain challenges, and increasing inflation, among other impacts. We expect these and other impacts to continue and they could worsen, depending on the future course of the pandemic and actions taken in connection with it.
In the U.S., the Food and Drug Administration issued emergency use authorization for COVID-19 vaccines and the government began extensive efforts to administer them. The company also has taken various steps to facilitate vaccination access for our employees, in accordance with federal guidance. We have provided paid leave and flexibility for employees to get vaccinated, and strongly encouraged our workforce to take care of themselves and their colleagues. In September 2021, the White House issued an executive order and guidance from the Safer Federal Workforce Task Force broadly requiring many U.S.-based federal contractors to be fully vaccinated by December 8, 2021 (with exceptions including where an employee is legally entitled to an accommodation). We are taking steps to comply with the executive order, guidance, and related contract terms, broadly requiring vaccination among our U.S.-based employees. We are continuing to evaluate these evolving requirements, especially as our customers determine when and how to implement new contractual obligations, but we cannot at this stage predict the various impacts they may have on our workforce, our suppliers, or our company. The Occupational Safety and Health Administration has said it is developing an emergency temporary standard for employers with 100 or more employees to ensure their workers are fully vaccinated or undergo weekly testing. State and local governments are also taking actions related to the pandemic, imposing additional and varying requirements on industry. These evolving government requirements, including regarding a vaccine mandate, along with the broader impacts of the continuing pandemic, could significantly impact our workforce and performance, as well as those of our suppliers,

NORTHROP GRUMMAN CORPORATION
and result in costs that we may not be able to recover fully. The company continues to take robust actions globally to protect the health, safety and well-being of our employees, and to serve our customers with continued performance. We also continue to take steps to support our suppliers, with a particular focus on critical small and midsized business partners, including passing through increased progress payments from the DoD to our suppliers and accelerating payments to certain suppliers.
The company’s third quarter 2021 revenue and operating income were affected by the impact of the COVID-19 pandemic on the company and the broader economic environment, including through a tightened labor market, elevated levels of employee leave, evolving government requirements, and supply chain challenges. These factors could worsen and affect further our ability (and that of our suppliers) to maintain a qualified workforce and to perform fully for our customers (including with respect to cost and schedule), with reduced sales and additional liabilities, losses and costs, that we may not be able to recover fully. Our employees, customers and suppliers, the company, our economy and our global community continue to face both continuing and new or evolving challenges, including related to the vaccine mandate, and we cannot predict how this dynamic situation will evolve or the impact it will have on the company, or our financial position, results of operations and/or cash flows. For further information on the pandemic and the potential impact to the company of COVID-19, see “Liquidity and Capital Resources” below and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
U.S. Political and Economic Environment
On May 28, 2021, the Administration released its budget request for fiscal year (FY) 2022. The budget proposes $753 billion for national defense programs and $770 billion in non-defense discretionary funding, and continues to be the subject of debate in Congress. The Administration’s budget request includes funding for the American Jobs Plan, a $2.3 trillion infrastructure and economic recovery plan, and the American Families Plan, a $1.8 trillion education and economic support plan. If some or all of these plans are enacted, they may have broader implications for the defense industry, our customers’ budgets and priorities, and the overall economic environment, including the national debt. It is difficult to predict the specific course of future defense budgets. However, the threat to national security remains very substantial and we believe that our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, survivable aircraft and mission systems should help our customers to meet the threats and, as a result, continue to allow for long-term profitable growth in our business.
FY 2022 appropriations have not been enacted, to date, and, on September 30, 2021, a continuing resolution was enacted, providing funding generally at FY 2021 levels through December 3, 2021. The Congress’ FY 2022 deliberations have demonstrated broad support for national security, and in key pieces of legislation, have proposed increased funding for national defense above the Administration’s budget request. It remains uncertain whether and, if so, when the government will approve FY 2022 appropriations, with which programs funded at what levels, and for how long the government will operate under a continuing resolution, with potential impacts on our programs and new starts, in particular.
On October 14, 2021, the statutory debt limit was increased by $480 billion, which reportedly allows the Treasury Department to finance the government through approximately early December 2021. If the debt limit is not lifted, or further increased, and the debt ceiling is breached, there may be significant consequences for our customers and programs, and we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments.
The political environment, federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have material impacts on defense spending broadly and the company’s programs in particular.
For further information on the risks we face from the current political and economic environment, see “Risk Factors” in our 2020 Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION
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
Selected financial highlights are presented in the table below:

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions, except per share amounts	2021	2020	Change	2021	2020	Change
Sales	$8,720	$9,083	(4)%	$27,028	$26,587	2%
Operating costs and expenses	7,677	8,098	(5)%	24,099	23,674	2%
Operating costs and expenses as a % of sales	88.0%	89.2%		89.2%	89.0%
Gain on sale of business	—	—	NM	1,980	—	NM
Operating income	1,043	985	6%	4,909	2,913	69%
Operating margin rate	12.0%	10.8%		18.2%	11.0%
Federal and foreign income tax expense	212	181	17%	1,298	564	130%
Effective income tax rate	16.6%	15.5%		23.2%	16.5%
Net earnings	1,063	986	8%	4,295	2,859	50%
Diluted earnings per share	$6.63	$5.89	13%	$26.55	$17.05	56%

NORTHROP GRUMMAN CORPORATION
Sales
The tables below reconcile sales to organic sales:

	Three Months Ended September 30
	2021			2020
$ in millions	Sales	IT services sales	Organic sales	Sales	IT services sales	Organic sales	Organic sales % change
Aeronautics Systems	$2,725	$—	$2,725	$2,914	$—	$2,914	(6)%
Defense Systems	1,409	—	1,409	1,859	(425)	1,434	(2)%
Mission Systems	2,436	—	2,436	2,551	(133)	2,418	1%
Space Systems	2,681	—	2,681	2,198	(48)	2,150	25%
Intersegment eliminations	(531)	—	(531)	(439)	4	(435)
Total	$8,720	$—	$8,720	$9,083	$(602)	$8,481	3%

	Nine Months Ended September 30
	2021			2020
$ in millions	Sales	IT services sales	Organic sales	Sales	IT services sales	Organic sales	Organic sales % change
Aeronautics Systems	$8,628	$—	$8,628	$8,682	$—	$8,682	(1)%
Defense Systems	4,398	(106)	4,292	5,626	(1,230)	4,396	(2)%
Mission Systems	7,613	(42)	7,571	7,344	(394)	6,950	9%
Space Systems	7,950	(16)	7,934	6,194	(135)	6,059	31%
Intersegment eliminations	(1,561)	2	(1,559)	(1,259)	13	(1,246)
Total	$27,028	$(162)	$26,866	$26,587	$(1,746)	$24,841	8%
Current Quarter
Third quarter 2021 sales decreased $363 million, or 4 percent, due to lower sales at Defense Systems and Missions Systems, principally due to the impact of the IT services divestiture, and lower sales at Aeronautics Systems, partially offset by 22 percent sales growth at Space Systems. Third quarter 2021 sales were affected by the impact of COVID-19 on the broader economic environment, including a tight labor market, elevated levels of employee leave, and supply chain challenges. Third quarter 2021 organic sales increased $239 million, or 3 percent.
Year to Date
Year to date 2021 sales increased $441 million, or 2 percent, primarily due to higher sales at Space Systems and Mission Systems, partially offset by lower sales at Defense Systems, principally due to the impact of the IT services divestiture. Year to date 2021 organic sales increased $2.0 billion, or 8 percent. As a result of the company using a fiscal calendar convention for interim reporting periods (as described in Note 1 to the financial statements), year to date 2021 sales at each sector benefited approximately 2 percent from three additional working days when compared to the prior year period.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.

NORTHROP GRUMMAN CORPORATION
Operating Income and Margin Rate
Current Quarter
Third quarter 2021 operating income increased $58 million, or 6 percent, primarily due to lower unallocated corporate expense, partially offset by a lower FAS/CAS operating adjustment. Third quarter 2021 operating margin rate increased to 12.0 percent reflecting a higher segment operating margin rate in addition to the items above.
Third quarter 2021 general and administrative (G&A) costs as a percentage of sales increased to 10.2 percent from 9.4 percent in the prior year period primarily due to an increase in investments for future business opportunities as well as the timing of indirect cost recognition during the quarter.
Year to Date
Year to date 2021 operating income increased $2.0 billion, or 69 percent, primarily due to the IT services divestiture, including the $2.0 billion pre-tax gain on sale and $192 million of unallocated corporate expense for unallowable state taxes and transaction costs. Operating income also increased due to lower non-divestiture-related unallocated corporate expenses and higher segment operating income, partially offset by a lower FAS/CAS operating adjustment. Year to date 2021 operating margin rate increased to 18.2 percent reflecting the items above.
Year to date 2021 G&A costs as a percentage of sales increased to 10.3 percent from 9.3 percent in the prior year period primarily due to an increase in investments for future business opportunities as well as the timing of indirect cost recognition during the year.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The third quarter 2021 effective tax rate (ETR) increased to 16.6 percent from 15.5 percent in the prior year period primarily due to lower benefits from foreign-derived intangible income. See Note 3 to the financial statements for additional information.
Year to Date
The year to date 2021 ETR increased to 23.2 percent from 16.5 percent in the prior period primarily due to federal income taxes resulting from the IT services divestiture. See Note 3 to the financial statements for additional information.

NORTHROP GRUMMAN CORPORATION
Net Earnings
The table below reconciles net earnings to transaction-adjusted net earnings:

	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2021	2020	Change	2021	2020	Change
Net earnings	$1,063	$986	8%	$4,295	$2,859	50%
Gain on sale of business	—	—	NM	(1,980)	—	NM
State tax impact[1]	—	—	NM	160	—	NM
Transaction costs	—	—	NM	32	—	NM
Make-whole premium	—	—	NM	54	—	NM
Federal tax impact of items above[2]	—	—	NM	614	—	NM
Adjustment, net of tax	$—	$—	NM	$(1,120)	$—	NM
Transaction-adjusted net earnings	$1,063	$986	8%	$3,175	$2,859	11%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
Current Quarter
Third quarter 2021 net earnings increased $77 million, or 8 percent, primarily due to an increase in non-operating FAS pension benefit and higher operating income, partially offset by an increase in income tax expense.
Year to Date
Year to date 2021 net earnings increased $1.4 billion, or 50 percent, primarily due to the IT services divestiture. Transaction-adjusted net earnings increased $316 million or 11 percent, primarily due to higher segment operating income and an increase in non-operating FAS pension benefit, partially offset by an increase in income tax expense.
Diluted Earnings Per Share
The table below reconciles diluted earnings per share to transaction-adjusted EPS:

	Three Months Ended September 30%			Nine Months Ended September 30%
	2021	2020	Change	2021	2020	Change
Diluted EPS	$6.63	$5.89	13%	$26.55	$17.05	56%
Gain on sale of business per share	—	—	NM	(12.24)	—	NM
State tax impact per share[1]	—	—	NM	0.99	—	NM
Transaction costs per share	—	—	NM	0.20	—	NM
Make-whole premium per share	—	—	NM	0.33	—	NM
Federal tax impact of line items above per share[2]	—	—	NM	3.79	—	NM
Adjustment, net of tax per share	$—	$—	NM	$(6.93)	$—	NM
Transaction-adjusted EPS	$6.63	$5.89	13%	$19.62	$17.05	15%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
Current Quarter
Third quarter 2021 diluted earnings per share increased 13 percent, reflecting an 8 percent increase in net earnings and a 4 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2021 diluted earnings per share increased 56 percent, principally due to a $6.93 increase associated with the IT services divestiture. Transaction-adjusted earnings per share increased $2.57, or 15 percent, reflecting an 11 percent increase in transaction-adjusted net earnings and a 4 percent reduction in weighted-average diluted shares outstanding.

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

NORTHROP GRUMMAN CORPORATION
Segment Operating Income and Margin Rate
Segment operating income, as reconciled in the table below, and segment operating margin rate (segment operating income divided by sales) are non-GAAP (accounting principles generally accepted in the United States of America) measures that reflect total earnings from our four segments, including allocated pension expense we have recognized under the Federal Acquisition Regulation (FAR) and the related U.S. Government Cost Accounting Standards (CAS), and excluding FAS pension service expense and unallocated corporate items (certain corporate-level expenses, which are not considered allowable or allocable under requirements in the applicable CAS or FAR, and costs not considered part of management’s evaluation of segment operating performance). These non-GAAP measures may be useful to investors and other users of our financial statements as supplemental measures in evaluating the financial performance and operational trends of our sectors. These measures may not be defined and calculated by other companies in the same manner and should not be considered in isolation or as alternatives to operating results presented in accordance with GAAP.

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2021	2020	Change	2021	2020	Change
Segment operating income	$1,035	$1,049	(1)%	$3,247	$3,047	7%
Segment operating margin rate	11.9%	11.5%		12.0%	11.5%
CAS pension expense	165	210	(21)%	409	622	(34)%
Less: FAS pension service expense	(104)	(102)	2%	(311)	(306)	2%
FAS/CAS operating adjustment	61	108	(44)%	98	316	(69)%
Gain on sale of business	—	—	NM	1,980	—	NM
IT services divestiture – unallowable state taxes and transaction costs	—	—	NM	(192)	—	NM
Intangible asset amortization and PP&E step-up depreciation	(62)	(81)	(23)%	(191)	(240)	(20)%
Other unallocated corporate expense	9	(91)	(110)%	(33)	(210)	(84)%
Unallocated corporate (expense) income	(53)	(172)	(69)%	1,564	(450)	(448)%
Operating income	$1,043	$985	6%	$4,909	$2,913	69%
Current Quarter
Third quarter 2021 segment operating income decreased $14 million, or 1 percent, due to lower sales, partially offset by a higher segment operating margin rate. Third quarter 2020 segment operating income from the IT services business was $69 million. Lower operating income at Defense Systems, principally due to the impact of the IT services divestiture, and Aeronautics Systems was partially offset by higher operating income at Space Systems. Segment operating margin rate increased to 11.9 percent from 11.5 percent due to higher operating margin rates at Mission Systems, Defense Systems and Space Systems, partially offset by a lower operating margin rate at Aeronautics Systems.
Year to Date
Year to date 2021 segment operating income increased $200 million, or 7 percent, due to higher sales and a higher segment operating margin rate. Higher operating income at Space Systems and Mission Systems was partially offset by lower operating income at Defense Systems due to the impact of the IT services divestiture. Year to date 2021 segment operating income from the IT services business was $20 million as compared to $180 million in the prior year period. Year to date 2021 segment operating income includes a first quarter 2021 benefit of approximately $100 million due to the impact of lower overhead rates on the company’s fixed price contracts. The lower projected overhead rates were principally driven by a reduction in projected CAS pension costs as well as operational performance at the sectors, which more than offset lower business base due to the IT services divestiture. Segment operating margin rate increased to 12.0 percent from 11.5 percent and reflects higher operating margin rates at all four sectors largely as a result of the items discussed above.
FAS/CAS Operating Adjustment
Third quarter 2021 and year to date 2021 FAS/CAS operating adjustment decreased primarily due to lower CAS pension expense resulting from favorable plan asset returns in 2020 and changes in certain CAS actuarial assumptions as of December 31, 2020. Third quarter 2021 CAS pension expense also reflects a $44 million benefit from updated demographic information.

NORTHROP GRUMMAN CORPORATION
Unallocated Corporate (Expense) Income
Current Quarter
The decrease in third quarter 2021 unallocated corporate expense is due, in part, to a $60 million benefit from insurance settlements related to shareholder litigation involving the former Orbital ATK prior to the company’s acquisition, that was resolved in June 2019. Unallocated corporate expense also decreased due to a change in deferred state income taxes related to our methods of timing of revenue recognition and related costs as well as lower intangible asset amortization and PP&E step-up depreciation.
Year to Date
The increase in year to date 2021 unallocated corporate (expense) income is primarily due to a $2.0 billion pre-tax gain on the sale of our IT services business, partially offset by $192 million of unallowable state taxes and transaction costs associated with the divestiture. Unallocated corporate (expense) income also increased due to the current quarter items described above, as well as a net increase in deferred state tax assets related to certain state tax legislation adopted in 2020 that places temporary limitations on tax credits and a change in tax revenue recognition on certain contracts.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2021	2020	2021	2020
Favorable EAC adjustments	$273	$271	$930	$788
Unfavorable EAC adjustments	(164)	(148)	(477)	(429)
Net EAC adjustments	$109	$123	$453	$359
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2021	2020	2021	2020
Aeronautics Systems	$(2)	$—	$67	$34
Defense Systems	37	58	95	119
Mission Systems	43	58	192	196
Space Systems	33	10	103	15
Eliminations	(2)	(3)	(4)	(5)
Net EAC adjustments	$109	$123	$453	$359
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AERONAUTICS SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2021	2020	Change	2021	2020	Change
Sales	$2,725	$2,914	(6)%	$8,628	$8,682	(1)%
Operating income	265	294	(10)%	873	867	1%
Operating margin rate	9.7%	10.1%		10.1%	10.0%
Sales
Current Quarter
Third quarter 2021 sales decreased $189 million, or 6 percent, due to lower volume in both Manned Aircraft and Autonomous Systems, including restricted programs, F-35, the B-2 Defensive Management Systems Modernization (DMS) program and certain Global Hawk programs.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2021 sales decreased $54 million, or 1 percent, due to lower volume at Autonomous Systems, which was partially offset by higher volume at Manned Aircraft. Lower A350 production activity, and lower volume on B-2 DMS and certain Global Hawk programs, was partially offset by higher volume on E-2 and restricted programs.
Operating Income
Current Quarter
Third quarter 2021 operating income decreased $29 million, or 10 percent, due to lower sales and a lower operating margin rate. Operating margin rate decreased to 9.7 percent from 10.1 percent principally due to a $42 million unfavorable EAC adjustment on F-35 due to labor-related production inefficiencies largely driven by COVID-19-related impacts on the labor market and employee leave. This was partially offset by higher net favorable EAC adjustments at Autonomous Systems.
Year to Date
Year to date 2021 operating income was consistent with the prior year period and operating margin rate increased to 10.1 percent from 10.0 percent principally due to higher net favorable EAC adjustments, which were largely driven by the first quarter 2021 reduction in overhead rates, partially offset by the unfavorable F-35 adjustment discussed above.

DEFENSE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2021	2020	Change	2021	2020	Change
Sales	$1,409	$1,859	(24)%	$4,398	$5,626	(22)%
Operating income	175	217	(19)%	529	632	(16)%
Operating margin rate	12.4%	11.7%		12.0%	11.2%
Sales
Current Quarter
Third quarter 2021 sales decreased $450 million, or 24 percent, primarily due to a $425 million reduction in sales related to the IT services divestiture. Third quarter 2021 organic sales decreased $25 million, or 2 percent, principally due to the close-out of the contract at the Army’s Lake City ammunition plant (Lake City), partially offset by higher volume on several Mission Readiness programs, including the U.S. Customs and Border Protection P-3 (CBP P-3) program.
Year to Date
Year to date 2021 sales decreased $1.2 billion, or 22 percent, primarily due to a $1.1 billion reduction in sales related to the IT services divestiture. Year to date 2021 organic sales decreased $104 million, or 2 percent, principally due to the close-out of Lake City, partially offset by higher volume on several programs including the Guided Missile Launch Rocket System, Republic of Korea Global Hawk Contractor Logistics Support (ROK Global Hawk CLS), CBP P-3, B-2 sustainment and advanced fuzes.
Operating Income
Current Quarter
Third quarter 2021 operating income decreased $42 million, or 19 percent, primarily due to the impact of the IT services divestiture. Operating margin rate increased to 12.4 percent from 11.7 percent and reflects improved performance at Battle Management and Missile Systems due to changes in mix as a result of recent contract completions, partially offset by lower net favorable EAC adjustments.
Year to Date
Year to date 2021 operating income decreased $103 million, or 16 percent, primarily due to the impact of the IT services divestiture. Operating margin rate increased to 12.0 percent from 11.2 percent primarily due to improved performance at Battle Management and Missile Systems and lower net favorable EAC adjustments as described above.

NORTHROP GRUMMAN CORPORATION

MISSION SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2021	2020	Change	2021	2020	Change
Sales	$2,436	$2,551	(5)%	$7,613	$7,344	4%
Operating income	372	370	1%	1,177	1,070	10%
Operating margin rate	15.3%	14.5%		15.5%	14.6%
Sales
Current Quarter
Third quarter 2021 sales decreased $115 million, or 5 percent, due to a $133 million reduction in sales related to the IT services divestiture. Third quarter 2021 organic sales increased $18 million, or 1 percent. Navigation, Targeting and Survivability sales increased primarily due to higher intercompany volume on the ramp up of the Ground Based Strategic Deterrent (GBSD) program. Maritime/Land Systems and Sensors sales increased principally due to higher volume on land systems, including the Ground/Air Task-Oriented Radar (G/ATOR) program. Networked Information Solutions sales decreased primarily due to lower volume on F-35 and restricted programs, partially offset by higher volume on the Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (JCREW) program.
Year to Date
Year to date 2021 sales increased $269 million, or 4 percent, due to higher volume across the sector, partially offset by a $352 million reduction in sales related to the IT services divestiture. Year to date 2021 organic sales increased $621 million, or 9 percent. Maritime/Land Systems and Sensors sales increased primarily due to higher volume on land systems, including G/ATOR, and higher marine systems, restricted and international volume. Navigation, Targeting and Survivability sales increased principally due to higher intercompany volume on GBSD ramp up as well as higher volume on infrared countermeasures and targeting programs. Airborne Multifunction Sensors sales increased principally due to higher airborne radar volume, including on the Scalable Agile Beam Radar (SABR) program, and higher restricted volume. Networked Information Solutions sales increased principally due to higher volume on electronic warfare programs, including JCREW.
Operating Income
Current Quarter
Third quarter 2021 operating income was consistent with the prior year period and reflects a higher operating margin rate and lower sales. Operating margin rate increased to 15.3 percent from 14.5 percent principally due to improved performance and changes in contract mix toward more fixed-price content, largely as a result of the IT services divestiture, partially offset by lower net favorable EAC adjustments.
Year to Date
Year to date 2021 operating income increased $107 million, or 10 percent, due to higher sales volume and a higher operating margin rate. Operating margin rate increased to 15.5 percent from 14.6 percent and reflects improved performance, the favorable resolution of certain government accounting matters in the second quarter of 2021 and mix changes largely related to the IT services divestiture, as discussed above.

SPACE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2021	2020	Change	2021	2020	Change
Sales	$2,681	$2,198	22%	$7,950	$6,194	28%
Operating income	288	224	29%	865	635	36%
Operating margin rate	10.7%	10.2%		10.9%	10.3%
Sales
Current Quarter
Third quarter 2021 sales increased $483 million, or 22 percent, due to higher sales in both the Launch & Strategic Missiles and Space business areas, partially offset by a $48 million reduction in sales related to the IT services divestiture. Third quarter 2021 organic sales increased $531 million, or 25 percent. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, such as GBSD and the Next Generation Interceptor (NGI) program. Space sales were driven by higher volume on restricted programs.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2021 sales increased $1.8 billion, or 28 percent, due to higher sales in both the Launch & Strategic Missiles and Space business areas, partially offset by a $119 million reduction in sales related to the IT services divestiture. Year to date 2021 organic sales increased $1.9 billion, or 31 percent. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, such as GBSD and NGI, as well as higher volume on hypersonics and Commercial Resupply Services (CRS) programs. Space sales were driven by higher volume on restricted programs, Artemis and the Next Generation Overhead Persistent Infrared (Next Gen OPIR) program.
Operating Income
Current Quarter
Third quarter 2021 operating income increased $64 million, or 29 percent, due to higher sales volume and a higher operating margin rate. Operating margin rate increased to 10.7 percent from 10.2 percent principally due to higher net favorable EAC adjustments, which were largely driven by improved performance on restricted programs.
Year to Date
Year to date 2021 operating income increased $230 million, or 36 percent, due to higher sales volume and a higher operating margin rate. Operating margin rate increased to 10.9 percent from 10.3 percent primarily due to higher net favorable EAC adjustments, which were largely driven by improved performance on commercial space programs and the first quarter 2021 reduction in overhead rates.
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2021		2020		2021		2020
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,233	$2,023	$2,469	$2,231	$7,241	$6,527	$7,390	$6,677
Service	444	393	415	362	1,250	1,104	1,207	1,062
Intersegment eliminations	48	44	30	27	137	124	85	76
Total Aeronautics Systems	2,725	2,460	2,914	2,620	8,628	7,755	8,682	7,815
Defense Systems
Product	618	532	735	661	1,939	1,687	2,258	2,041
Service	585	523	933	812	1,873	1,664	2,826	2,469
Intersegment eliminations	206	179	191	169	586	518	542	484
Total Defense Systems	1,409	1,234	1,859	1,642	4,398	3,869	5,626	4,994
Mission Systems
Product	1,766	1,498	1,735	1,506	5,300	4,506	4,889	4,168
Service	426	354	623	511	1,578	1,302	1,902	1,635
Intersegment eliminations	244	212	193	164	735	628	553	471
Total Mission Systems	2,436	2,064	2,551	2,181	7,613	6,436	7,344	6,274
Space Systems
Product	2,228	1,991	1,728	1,550	6,580	5,865	4,788	4,277
Service	420	371	445	401	1,267	1,126	1,327	1,211
Intersegment eliminations	33	31	25	23	103	94	79	71
Total Space Systems	2,681	2,393	2,198	1,974	7,950	7,085	6,194	5,559
Segment Totals
Total Product	$6,845	$6,044	$6,667	$5,948	$21,060	$18,585	$19,325	$17,163
Total Service	1,875	1,641	2,416	2,086	5,968	5,196	7,262	6,377
Total Segment(1)	$8,720	$7,685	$9,083	$8,034	$27,028	$23,781	$26,587	$23,540
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”

NORTHROP GRUMMAN CORPORATION
Product Sales and Costs
Current Quarter
Third quarter 2021 product sales increased $178 million, or 3 percent, primarily due to an increase in product sales at Space Systems, partially offset by decreases in product sales at Aeronautics Systems and Defense Systems. The increase at Space Systems was principally due to ramp-up on GBSD and NGI. The decrease at Aeronautics Systems was driven by lower volume on restricted programs and F-35. The decrease at Defense Systems was primarily driven by the close-out of Lake City.
Third quarter 2021 product costs increased $96 million, or 2 percent, consistent with the increase in product sales above.
Year to Date
Year to date 2021 product sales increased $1.7 billion, or 9 percent, principally due to an increase in product sales at Space Systems and Mission Systems, partially offset by a decrease at Defense Systems. The increase at Space Systems was primarily driven by higher volume on GBSD, restricted programs, Artemis, Next Gen OPIR and NGI. The increase at Mission Systems was driven by higher volume across the sector. The decrease at Defense Systems was primarily driven by the close-out of Lake City.
Year to date 2021 product costs increased $1.4 billion, or 8 percent, consistent with the higher product sales described above.
Service Sales and Costs
Current Quarter
Third quarter 2021 service sales decreased $541 million, or 22 percent, primarily due to the IT services divestiture. Third quarter 2020 sales from the IT services business, which were largely included in service sales, were $602 million. The reductions associated with the IT services divestiture were partially offset by higher volume on the CBP P-3 program at Defense Systems.
Third quarter 2021 service costs decreased $445 million, or 21 percent, consistent with the lower service sales above.
Year to Date
Year to date 2021 service sales decreased $1.3 billion, or 18 percent, primarily due to the IT services divestiture. Year to date 2021 sales from the IT services business, which were largely included in service sales, were $162 million as compared to $1.7 billion in the prior year period. The reductions associated with the IT services divestiture were partially offset by higher volume on the ROK Global Hawk CLS and CBP P-3 programs at Defense Systems.
Year to date 2021 service costs decreased $1.2 billion, or 19 percent, consistent with the lower services sales described above.
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
Backlog consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2021
Aeronautics Systems	$9,115	$9,938	$19,053	$24,002	(21)%
Defense Systems	5,786	529	6,315	8,131	(22)%
Mission Systems	9,375	3,942	13,317	13,805	(4)%
Space Systems	6,003	30,137	36,140	35,031	3%
Total backlog	$30,279	$44,546	$74,825	$80,969	(8)%

NORTHROP GRUMMAN CORPORATION
New Awards
Third quarter and year to date 2021 net awards totaled $6.9 billion and $22.3 billion, respectively, and backlog totaled $74.8 billion. Significant third quarter new awards include $1.8 billion for restricted programs, principally at Space and Mission Systems, $0.9 billion for NASA’s Habitation and Logistics Outpost (HALO) module and $0.5 billion for F-35. In connection with the IT services divestiture, the company reduced backlog by $1.4 billion during the first quarter of 2021 ($1.0 billion at Defense Systems, $0.2 billion at Mission Systems and $0.2 billion at Space Systems).
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
At September 30, 2021, we had $4.1 billion in cash and cash equivalents. Effective January 30, 2021, we completed the IT services divestiture for $3.4 billion cash. Proceeds were primarily used in the first quarter of 2021 for a $2.0 billion accelerated share repurchase and to fund redemption of $1.5 billion of the company’s 2.55 percent unsecured notes due October 2022. In April 2021, we renewed our one-year $500 million uncommitted credit facility.
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
Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Nine Months Ended September 30		%
$ in millions	2021	2020	Change
Net earnings	$4,295	$2,859	50%
Gain on sale of business	(1,980)	—	NM
Non-cash items(1)	56	740	(92)%
Pension and OPB contributions	(108)	(100)	8%
Changes in trade working capital	(124)	(816)	(85)%
Other, net	(14)	20	(170)%
Net cash provided by operating activities	$2,125	$2,703	(21)%
(1)Includes depreciation and amortization, non-cash lease expense, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
Year to date 2021 cash provided by operating activities decreased $578 million principally due to $588 million of federal and state taxes paid in connection with the IT services divestiture.
Adjusted Free Cash Flow
Adjusted free cash flow, as reconciled in the table below, is a non-GAAP measure defined as net cash provided by or used in operating activities less capital expenditures, plus proceeds from the sale of equipment to a customer (not otherwise included in net cash provided by or used in operating activities) and the after-tax impact of discretionary

NORTHROP GRUMMAN CORPORATION
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
The table below reconciles net cash provided by operating activities to adjusted free cash flow:

	Nine Months Ended September 30		%
$ in millions	2021	2020	Change
Net cash provided by operating activities	$2,125	$2,703	(21)%
Capital expenditures	(682)	(828)	(18)%
Proceeds from sale of equipment to a customer	84	—	NM
Adjusted free cash flow	$1,527	$1,875	(19)%
Year to date 2021 adjusted free cash flow decreased $348 million due to lower net cash provided by operating activities, partially offset by a decrease in capital expenditures and the receipt of additional proceeds from the fourth quarter 2020 sale of equipment to a customer.
Investing Cash Flow
Year to date 2021 net cash provided by investing activities was $2.8 billion compared to net cash used in investing activities of $828 million in the prior year period, principally due to $3.4 billion in cash received from the sale of our IT services business during the first quarter of 2021.
Financing Cash Flow
Year to date 2021 net cash used in financing activities was $5.8 billion compared to net cash provided by financing activities of $875 million in the prior year period, principally due to $2.7 billion of share repurchases, $2.2 billion in debt repayments and $737 million of dividends paid in the current year period as compared to $2.2 billion of net proceeds from the issuance of long-term debt, $490 million of share repurchases and $711 million of dividends paid in the prior year period.
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
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these

NORTHROP GRUMMAN CORPORATION
forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2020 Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (SEC). These risks and uncertainties are amplified by the global COVID-19 pandemic and the related effects on the broader economic environment, which have caused and will continue to cause significant challenges, instability and uncertainty. They include:
•the impact of the COVID-19 pandemic (or future health epidemics, pandemics or similar outbreaks), and the related effects on the broader economic environment, on our business, including our ability to maintain a qualified workforce, the potential for worker absenteeism and leave taking, facility closures, work slowdowns or stoppages, labor shortages, supply chain challenges, evolving and varying government requirements, including related to a vaccine mandate, additional costs and liabilities for which we are not compensated, performance challenges, program delays, our ability to recover costs under contracts, changing government funding and acquisition priorities and processes, changing government payment rules and practices, insurance challenges, and potential impacts on access to capital, the markets and the fair value of our assets
•our dependence on the U.S. government for a substantial portion of our business
•significant delays or reductions in appropriations for our programs, and U.S. government funding and program support more broadly
•investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings
•the use of estimates when accounting for our contracts and the effect of contract cost growth and/or changes in estimated contract revenues and costs
•our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations
•the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate and the impact on our reputation and our ability to do business
•cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners
•the performance and financial viability of our subcontractors and suppliers and the availability and pricing of raw materials and components
•changes in procurement and other laws, regulations, contract terms and practices applicable to our industry, findings by the U.S. government as to our compliance with such requirements, and changes in our customers’ business practices globally
•increased competition within our markets and bid protests
•the ability to maintain a qualified workforce with the required security clearances and requisite skills
•our ability to meet performance obligations under our contracts, including obligations that require innovative design capabilities, are technologically complex, require certain manufacturing expertise or are dependent on factors not wholly within our control
•environmental matters, including unforeseen environmental costs and government and third party claims
•natural disasters
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

NORTHROP GRUMMAN CORPORATION
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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2021, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2021, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
July 3, 2021 - July 30, 2021	379,145	$363.79	379,145	$3,555
July 31, 2021 - August 27, 2021	531,862	363.23	531,862	3,362
August 28, 2021 - October 1, 2021	719,372	356.93	719,372	3,105
Total	1,630,379	$360.58	1,630,379	$3,105
(1)Includes commissions paid.
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

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

2.1
Agreement and Plan of Merger among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Titan Merger Sub Inc., dated March 30, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 4, 2011, File No. 001-16411)

2.2
Separation and Distribution Agreement dated as of March 29, 2011, among Titan II, Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 4, 2011, File No. 001-16411)

2.3
Agreement and Plan of Merger, dated as of September 17, 2017, among Northrop Grumman Corporation, Neptune Merger, Inc. and Orbital ATK, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 18, 2017)

2.4
Transaction Agreement, dated as of April 28, 2014, among Alliant Techsystems Inc., Vista Spinco Inc., Vista Merger Sub Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 2.1 to Alliant Techsystems Inc. (now known as Northrop Grumman Innovation Systems, Inc.) Form 8-K filed May 2, 2014)

4.1
Twelfth Supplemental Indenture, dated as of August 25, 2021, to the Indenture dated as of May 1, 1986, by and among Northrop Grumman Systems Corporation, Northrop Grumman Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 27, 2021)

4.2
Thirteenth Supplemental Indenture, dated as of August 25, 2021, to the Indenture dated as of May 1, 1986, by and among Northrop Grumman Systems Corporation, Northrop Grumman Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 27, 2021)

4.3
Tenth Supplemental Indenture, dated as of September 2, 2021, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 2, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 3, 2021)

4.4	Form of 7.875% Senior Note due 2026 (incorporated by reference to Exhibit A in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4.5	Form of 7.750% Senior Note due 2026 (incorporated by reference to Exhibit B in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4.6	Form of 6.650% Senior Note due 2028 (incorporated by reference to Exhibit C in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4.7	Form of 7.750% Senior Note due 2029 (incorporated by reference to Exhibit D in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4.8	Form of 7.750% Senior Note due 2031 (incorporated by reference to Exhibit E in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4.9	Form of 6.980% Senior Note due 2036 (incorporated by reference to Exhibit F in Exhibit 4.1 to Form 8-K filed September 3, 2021)

4.10
Registration Rights Agreement, dated as of September 2, 2021, between Northrop Grumman Corporation and BofA Securities, Inc., BNP Paribas Securities Corp. and Wells Fargo Securities, LLC, as dealer managers (incorporated by reference to Exhibit 4.8 to Form 8-K filed September 3, 2021)

10.1
First Amendment to Guarantee, dated as of August 25, 2021, to the Guarantee dated as of March 27, 2003, by and among Northrop Grumman Systems Corporation, Northrop Grumman Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 27, 2021)

NORTHROP GRUMMAN CORPORATION

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

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: October 27, 2021