Form 10-Q
period 2022-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2022-04-28
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
As of April 25, 2022, 155,444,603 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2022	2021
Sales
Product	$6,841	$7,022
Service	1,956	2,135
Total sales	8,797	9,157
Operating costs and expenses
Product	5,380	5,690
Service	1,544	1,727
General and administrative expenses	976	898
Total operating costs and expenses	7,900	8,315
Gain on sale of business	—	1,980
Operating income	897	2,822
Other (expense) income
Interest expense	(133)	(155)
Non-operating FAS pension benefit	376	367
Other, net	4	(18)
Earnings before income taxes	1,144	3,016
Federal and foreign income tax expense	189	821
Net earnings	$955	$2,195

Basic earnings per share	$6.12	$13.46
Weighted-average common shares outstanding, in millions	156.0	163.1
Diluted earnings per share	$6.10	$13.43
Weighted-average diluted shares outstanding, in millions	156.6	163.5

Net earnings (from above)	$955	$2,195
Other comprehensive loss, net of tax
Change in unamortized prior service credit	(1)	(2)
Change in cumulative translation adjustment and other, net	(2)	(1)
Other comprehensive loss, net of tax	(3)	(3)
Comprehensive income	$952	$2,192
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,174	$3,530
Accounts receivable, net	1,713	1,467
Unbilled receivables, net	6,118	5,492
Inventoried costs, net	838	811
Prepaid expenses and other current assets	713	1,126
Total current assets	11,556	12,426
Property, plant and equipment, net of accumulated depreciation of $6,961 for 2022 and $6,819 for 2021	8,017	7,894
Operating lease right-of-use assets	1,702	1,655
Goodwill	17,523	17,515
Intangible assets, net	533	578
Deferred tax assets	220	200
Other non-current assets	2,352	2,311
Total assets	$41,903	$42,579

Liabilities
Trade accounts payable	$2,050	$2,197
Accrued employee compensation	1,532	1,993
Advance payments and billings in excess of costs incurred	2,876	3,026
Other current liabilities	2,392	2,314
Total current liabilities	8,850	9,530
Long-term debt, net of current portion of $7 for 2022 and $6 for 2021	12,825	12,777
Pension and other postretirement benefit plan liabilities	2,979	3,269
Operating lease liabilities	1,661	1,590
Deferred tax liabilities	310	490
Other non-current liabilities	1,991	1,997
Total liabilities	28,616	29,653

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2022—155,581,611 and 2021—156,284,423	156	156
Paid-in capital	—	—
Retained earnings	13,277	12,913
Accumulated other comprehensive loss	(146)	(143)
Total shareholders’ equity	13,287	12,926
Total liabilities and shareholders’ equity	$41,903	$42,579
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2022	2021
Operating activities
Net earnings	$955	$2,195
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	303	294
Stock-based compensation	18	18
Deferred income taxes	(201)	1
Gain on sale of business	—	(1,980)
Net periodic pension and OPB income	(298)	(272)
Pension and OPB contributions	(36)	(38)
Changes in assets and liabilities:
Accounts receivable, net	(246)	(253)
Unbilled receivables, net	(626)	(357)
Inventoried costs, net	(27)	(101)
Prepaid expenses and other assets	16	(38)
Accounts payable and other liabilities	(732)	(589)
Income taxes payable, net	361	1,028
Other, net	25	26
Net cash used in operating activities	(488)	(66)

Investing activities
Divestiture of IT services business	—	3,400
Capital expenditures	(244)	(205)
Other, net	(5)	1
Net cash (used in) provided by investing activities	(249)	3,196

Financing activities
Payments of long-term debt	—	(2,200)
Common stock repurchases	(318)	(2,000)
Cash dividends paid	(251)	(238)
Payments of employee taxes withheld from share-based awards	(48)	(30)
Other, net	(2)	(52)
Net cash used in financing activities	(619)	(4,520)
Decrease in cash and cash equivalents	(1,356)	(1,390)
Cash and cash equivalents, beginning of year	3,530	4,907
Cash and cash equivalents, end of period	$2,174	$3,517
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2022	2021
Common stock
Beginning of period	$156	$167
Common stock repurchased	(1)	(6)
Shares issued for employee stock awards and options	1	—
End of period	156	161
Paid-in capital
Beginning of period	—	58
Common stock repurchased	—	(39)
Stock compensation	—	(11)
End of period	—	8
Retained earnings
Beginning of period	12,913	10,482
Common stock repurchased	(315)	(1,955)
Net earnings	955	2,195
Dividends declared	(246)	(235)
Stock compensation	(30)	—
End of period	13,277	10,487
Accumulated other comprehensive loss
Beginning of period	(143)	(128)
Other comprehensive loss, net of tax	(3)	(3)
End of period	(146)	(131)
Total shareholders’ equity	$13,287	$10,525
Cash dividends declared per share	$1.57	$1.45
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
Effective January 30, 2021 (the “Divestiture date”), we completed the sale of our IT and mission support services business (the “IT services divestiture”) for $3.4 billion in cash and recorded a pre-tax gain on sale of $2.0 billion. The IT and mission support services business was comprised of the majority of the former Information Solutions and Services (IS&S) division of Defense Systems (excluding the Vinnell Arabia business); select cyber, intelligence and missions support programs, which were part of the former Cyber and Intelligence Mission Solutions (CIMS) division of Mission Systems; and the former Space Technical Services business unit of Space Systems. Operating results include sales and operating income for the IT and mission support services business prior to the Divestiture date. Sales and pre-tax profit for the IT and mission support services business were $162 million and $20 million for the three months ended March 31, 2021, respectively.
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
The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s 2021 Annual Report on Form 10-K. During the second quarter of 2021, we changed the presentation of the retiree benefits components in the operating cash flow section of the unaudited condensed consolidated statement of cash flows. Prior period amounts have been conformed to current period presentation and this change does not impact previously reported cash provided by operating activities.
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
Contract Estimates
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

NORTHROP GRUMMAN CORPORATION
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended March 31
$ in millions, except per share data	2022	2021
Revenue	$209	$202
Operating income	173	190
Net earnings(1)	137	150
Diluted earnings per share(1)	0.87	0.92
(1)Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the three months ended March 31, 2022, we recorded a $67 million favorable EAC adjustment on the engineering, manufacturing and development phase of the B-21 program at Aeronautics Systems largely related to performance incentives. No such adjustments were material to the financial statements during the three months ended March 31, 2021.
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
Company backlog as of March 31, 2022 was $75.8 billion. Of our March 31, 2022 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 60 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three months ended March 31, 2022 and 2021 that was included in the contract liability balances at the beginning of each year was $1.4 billion and $1.1 billion, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

NORTHROP GRUMMAN CORPORATION
Property, Plant, and Equipment
During the three months ended March 31, 2022, the company acquired $46 million of internal use software through long-term financing directly with the supplier. The software was recorded in PP&E as a non-cash investing activity and the related liability was recorded in long-term debt as a non-cash financing activity. During the three months ended March 31, 2022, the company received lease incentives for landlord funded leasehold improvements of $35 million related to a Space Systems real estate lease, which were recorded in PP&E and included in non-cash investing activities. Non-cash investing activities also include capital expenditures incurred but not yet paid of $56 million and $58 million as of March 31, 2022 and 2021, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	March 31, 2022	December 31, 2021
Unamortized prior service credit	$1	$2
Cumulative translation adjustment and other, net	(147)	(145)
Total accumulated other comprehensive loss	$(146)	$(143)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after March 31, 2022, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.6 million shares and 0.4 million shares for the three months ended March 31, 2022 and 2021, respectively.
Share Repurchases
On December 4, 2018, the company’s board of directors authorized a share repurchase program of up to $3.0 billion of the company’s common stock (the “2018 Repurchase Program”). Repurchases under the 2018 Repurchase Program commenced in March 2020 and were completed in October 2021.
On January 25, 2021, the company’s board of directors authorized a share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program commenced in October 2021 upon the completion of the 2018 Repurchase Program. As of March 31, 2022, repurchases under the 2021 Repurchase Program totaled $1.2 billion; $1.8 billion remained under this share repurchase authorization. By its terms, the 2021 Repurchase Program is set to expire when we have used all authorized funds for repurchases.

NORTHROP GRUMMAN CORPORATION
On January 24, 2022, the company’s board of directors authorized a new share repurchase program of up to an additional $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). By its terms, repurchases under the 2022 Repurchase Program will commence upon completion of the 2021 Repurchase Program and will expire when we have used all authorized funds for repurchases. As of March 31, 2022, the company’s total outstanding share repurchase authorization totaled $3.8 billion.
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
During the fourth quarter of 2021, the company entered into an ASR agreement with Goldman Sachs to repurchase $500 million of the company’s common stock as part of the 2021 Repurchase Program. Under the agreement, we made a payment of $500 million to Goldman Sachs and received an initial delivery of 1.2 million shares valued at $425 million that were immediately canceled by the company. The remaining balance of $75 million was settled on February 1, 2022 with a final delivery of 0.1 million shares from Goldman Sachs. The final average purchase price was $374.79 per share.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Three Months Ended March 31
					2022	2021
December 4, 2018	$3,000	8.9	$337.18	October 2021	—	5.9
January 25, 2021	$3,000	3.1	379.06		0.9	—
January 24, 2022	$2,000	—	—		—	—
(1)Includes commissions paid.
Dividends on Common Stock
In May 2021, the company increased the quarterly common stock dividend 8 percent to $1.57 per share from the previous amount of $1.45 per share.
3.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2022	2021
Federal and foreign income tax expense	$189	$821
Effective income tax rate	16.5%	27.2%
The first quarter 2022 effective tax rate (ETR) decreased to 16.5 percent from 27.2 percent primarily due to additional federal income taxes in the prior year resulting from the IT services divestiture. The company’s first quarter 2022 ETR includes benefits of $41 million for research credits and $15 million for foreign derived intangible

NORTHROP GRUMMAN CORPORATION
income (FDII). The company’s first quarter 2021 ETR included benefits of $52 million for research credits and $11 million for FDII.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued in August 2021. As of March 31, 2022, we have approximately $1.7 billion in unrecognized tax benefits, including $428 million related to our position on IRC Section 451(b). If these matters, including our position on IRC Section 451(b), are unfavorably resolved, there could be a material impact on our future cash flows. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may increase by approximately $120 million.
Our current unrecognized tax benefits, which are included in Other current liabilities in the unaudited condensed consolidated statements of financial position, were $623 million and $590 million as of March 31, 2022 and December 31, 2021, respectively, with the remainder of our unrecognized tax benefits included within Other non-current liabilities.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Northrop Grumman 2017-2018 federal tax returns are currently under Internal Revenue Service (IRS) examination. The company’s 2014-2016 federal income tax returns and refund claims related to its 2007-2016 federal tax returns are currently under review by the IRS Appeals Office. In addition, legacy Orbital ATK (OATK) federal tax returns for the years ended March 31, 2014 and 2015, the nine-month transition period ended December 31, 2015 and calendar years 2016-2017 are currently under review by the IRS Appeals Office. It is reasonably possible that within the next twelve months, unrecognized tax benefits claimed in legacy OATK’s 2014 to 2017 tax years may decline by up to $110 million through administrative resolution with IRS Appeals.
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
The company’s derivative portfolio consists primarily of foreign currency forward contracts. Where model-derived valuations are appropriate, the company utilizes the income approach to determine the fair value using internal models based on observable market inputs.
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	March 31, 2022				December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$382	$—	$7	$389	$393	$1	$7	$401
Marketable securities valued using NAV				15				17
Total marketable securities	382	—	7	404	393	1	7	418
Derivatives	—	(1)	—	(1)	—	(1)	—	(1)
The notional value of the company’s foreign currency forward contracts at March 31, 2022 and December 31, 2021 was $126 million and $120 million, respectively. At March 31, 2022 and December 31, 2021, no portion of the notional value was designated as a cash flow hedge.
The derivative fair values and related unrealized gains/losses at March 31, 2022 and December 31, 2021 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2022.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.

NORTHROP GRUMMAN CORPORATION
Long-term Debt
The estimated fair value of long-term debt was $13.8 billion and $15.1 billion as of March 31, 2022 and December 31, 2021, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
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
5.    INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS were delivered. The company’s lawsuit seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. In the course of the litigation, the United States subsequently amended its counterclaim, reducing it to seek approximately $193 million. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On February 3, 2020, after extensive discovery and motions practice, the parties commenced what was expected to be a seven-week trial. After COVID-19-related interruptions, trial concluded on March 5, 2021. On October 12, 2021, the parties completed post-trial briefing, and on December 8, 2021 the court held a post-trial oral argument. Although the ultimate outcome of this matter cannot be predicted or reasonably estimated at this time, the company intends to continue vigorously to pursue and defend the matter.
The company is engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation (NYSDEC), the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. In December 2019, the State of New York issued an Amended Record of Decision seeking to impose additional remedial requirements beyond measures the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December 2020, the parties reached a tentative agreement regarding the steps the company will take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. On September 22, 2021, the State of New York issued for public comment a new consent decree reflecting the agreement. On December 7, 2021, the public comment period closed. We understand that the State will soon seek court approval of the consent decree. Subject to court approval, we have also reached agreements with the Department of Defense and the Bethpage Water District to resolve claims involving these parties. We are in discussions with the South Farmingdale Water District to explore whether we can also resolve their claims at this stage.
We have incurred, and expect to continue to incur, as included in Note 6, substantial remediation costs related to the legacy Bethpage environmental conditions. It is also possible that applicable remediation, allocation and allowability

NORTHROP GRUMMAN CORPORATION
standards and other requirements to which we are subject may continue to change, and our costs may increase materially. In addition to disputes and legal proceedings related to environmental conditions at the site (including remediation, allocation and allowability), we are a party to various, and may become a party to additional disputes and legal proceedings with individual and class action plaintiffs alleging personal injury and property damage, with insurance carriers and with other parties. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these aggregate Bethpage matters.
In June 2018, the FTC issued a Decision and Order enabling the company’s acquisition of OATK to proceed and providing generally for the company to continue to make solid rocket motors available to competing missile primes on a non-discriminatory basis. The company has taken and continues to take robust actions to help ensure compliance with the terms of the Order. Similarly, the Compliance Officer, appointed under the Order, and the FTC have taken and continue to take various actions to oversee compliance. In October 2019, the company received a civil investigative demand from the FTC requesting certain information relating to a potential issue regarding the company’s compliance with the Order in connection with a then pending missile competition. The company promptly provided information in response to the request. The company has resumed discussions with staff at the FTC regarding our response and their views on compliance issues. We cannot predict the outcome of those discussions, but we do not believe they are likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2022, or its annual results of operations and/or cash flows. We believe the company has been and continues to be in compliance with the Order.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2022, or its annual results of operations and/or cash flows.
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2022, or its annual results of operations and/or cash flows.
The U.S. government has raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, the government provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believe demonstrates the appropriateness of the assumptions used. On November 24, 2020, the government replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021 and further discussed with the government. We continue to exchange correspondence and engage with the government on this matter. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of this matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.

NORTHROP GRUMMAN CORPORATION
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of March 31, 2022 and December 31, 2021:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
March 31, 2022	$582	$361	$494
December 31, 2021	572	363	486
(1) As of March 31, 2022, $181 million is recorded in Other current liabilities and $401 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of March 31, 2022, $156 million is deferred in Prepaid expenses and other current assets and $338 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether new information gained as our environmental remediation projects progress, or as changes in facts and circumstances occur, will materially affect the estimated liability accrued, except with respect to Bethpage, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2022, or its annual results of operations and/or cash flows.
With respect to Bethpage, as discussed in Note 5, in December 2019, the State of New York issued an Amended Record of Decision, seeking to impose additional remedial requirements beyond those the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December 2020, the parties reached a tentative agreement regarding the steps the company will take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. On September 22, 2021, the State of New York issued for public comment a new consent decree reflecting the agreement. On December 7, 2021, the public comment period closed. We understand that the State will soon seek court approval of the consent decree. As discussed in Note 5, the applicable remediation standards and other requirements to which we are subject may continue to change, our costs may increase materially, and those costs may not be fully recoverable.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2022, there were $382 million of stand-by letters of credit and guarantees and $71 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At March 31, 2022, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”) that matures in August 2024 and is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2018 Credit Agreement. At March 31, 2022, there was no balance outstanding under this facility.
At March 31, 2022, the company was in compliance with all covenants under its credit agreements.

NORTHROP GRUMMAN CORPORATION
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		OPB
$ in millions	2022	2021	2022	2021
Components of net periodic benefit cost (benefit)
Service cost	$92	$104	$2	$4
Interest cost	284	263	12	13
Expected return on plan assets	(660)	(628)	(28)	(26)
Amortization of prior service (credit) cost	—	(2)	—	—
Net periodic benefit cost (benefit)	$(284)	$(263)	$(14)	$(9)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended March 31
$ in millions	2022	2021
Defined benefit pension plans	$26	$27
OPB plans	10	11
Defined contribution plans	199	266
8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Three Months Ended March 31
in millions	2022	2021
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.2
Grant date aggregate fair value	$88	$88
RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of certain performance metrics over a three-year period.
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Three Months Ended March 31
$ in millions	2022	2021
Minimum aggregate payout amount	$32	$31
Maximum aggregate payout amount	182	177
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION
9.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2022	2021
Sales
Aeronautics Systems	$2,703	$2,990
Defense Systems	1,283	1,562
Mission Systems	2,497	2,589
Space Systems	2,855	2,521
Intersegment eliminations	(541)	(505)
Total sales	8,797	9,157
Operating income
Aeronautics Systems	307	308
Defense Systems	155	177
Mission Systems	385	397
Space Systems	261	276
Intersegment eliminations	(71)	(63)
Total segment operating income	1,037	1,095
FAS/CAS operating adjustment	(46)	19
Unallocated corporate (expense) income	(94)	1,708
Total operating income	$897	$2,822
FAS/CAS Operating Adjustment
For financial statement purposes, we account for our employee pension plans in accordance with FAS. However, the cost of these plans is charged to our contracts in accordance with applicable Federal Acquisition Regulation (FAR) and U.S. Government Cost Accounting Standards (CAS) requirements. The FAS/CAS operating adjustment reflects the difference between CAS pension expense included as cost in segment operating income and the service cost component of FAS expense included in total operating income.
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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended March 31
	2022		2021
$ in millions	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,292	85%	$2,541	85%
International(2)	343	13%	399	14%
Other customers	3	—%	6	—%
Intersegment sales	65	2%	44	1%
Aeronautics Systems sales	2,703	100%	2,990	100%
Defense Systems
U.S. government(1)	775	60%	993	64%
International(2)	293	23%	351	22%
Other customers	16	1%	33	2%
Intersegment sales	199	16%	185	12%
Defense Systems sales	1,283	100%	1,562	100%
Mission Systems
U.S. government(1)	1,794	72%	1,834	71%
International(2)	433	17%	502	19%
Other customers	24	1%	16	1%
Intersegment sales	246	10%	237	9%
Mission Systems sales	2,497	100%	2,589	100%
Space Systems
U.S. government(1)	2,708	94%	2,326	92%
International(2)	72	3%	105	4%
Other customers	44	2%	51	2%
Intersegment sales	31	1%	39	2%
Space Systems sales	2,855	100%	2,521	100%
Total
U.S. government(1)	7,569	86%	7,694	84%
International(2)	1,141	13%	1,357	15%
Other customers	87	1%	106	1%
Total Sales	$8,797	100%	$9,157	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended March 31
	2022		2021
$ in millions	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,276	48%	$1,411	48%
Fixed-price	1,362	52%	1,535	52%
Intersegment sales	65		44
Aeronautics Systems sales	2,703		2,990
Defense Systems
Cost-type	336	31%	509	37%
Fixed-price	748	69%	868	63%
Intersegment sales	199		185
Defense Systems sales	1,283		1,562
Mission Systems
Cost-type	835	37%	865	37%
Fixed-price	1,416	63%	1,487	63%
Intersegment sales	246		237
Mission Systems sales	2,497		2,589
Space Systems
Cost-type	1,983	70%	1,844	74%
Fixed-price	841	30%	638	26%
Intersegment sales	31		39
Space Systems sales	2,855		2,521
Total
Cost-type	4,430	50%	4,629	51%
Fixed-price	4,367	50%	4,528	49%
Total Sales	$8,797		$9,157
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended March 31
	2022		2021
$ in millions	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,295	87%	$2,547	87%
Asia/Pacific	190	7%	279	9%
Europe	137	5%	100	3%
All other(1)	16	1%	20	1%
Intersegment sales	65		44
Aeronautics Systems sales	2,703		2,990
Defense Systems
United States	791	73%	1,026	75%
Asia/Pacific	105	10%	103	7%
Europe	101	9%	76	6%
All other(1)	87	8%	172	12%
Intersegment sales	199		185
Defense Systems sales	1,283		1,562
Mission Systems
United States	1,818	81%	1,850	79%
Asia/Pacific	139	6%	160	7%
Europe	225	10%	269	11%
All other(1)	69	3%	73	3%
Intersegment sales	246		237
Mission Systems sales	2,497		2,589
Space Systems
United States	2,752	98%	2,376	95%
Asia/Pacific	29	1%	16	1%
Europe	40	1%	88	4%
All other(1)	3	—%	2	—%
Intersegment sales	31		39
Space Systems sales	2,855		2,521
Total
United States	7,656	87%	7,799	85%
Asia/Pacific	463	5%	558	6%
Europe	503	6%	533	6%
All other(1)	175	2%	267	3%
Total Sales	$8,797		$9,157
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of March 31, 2022, and the related condensed consolidated statements of earnings and comprehensive income, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2021, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2021, is fairly stated, in all material respects, in relation to the audited consolidated statement of financial position from which it has been derived.
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
April 27, 2022

NORTHROP GRUMMAN CORPORATION
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global aerospace and defense company. We deliver a broad range of products, services and solutions to United States (U.S.) and international customers, and principally to the U.S Department of Defense (DoD) and intelligence community. Our broad portfolio is aligned to support national security priorities and our solutions equip our customers with capabilities they need to connect, protect and advance humanity.
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
The following discussion should be read along with the financial statements included in this Form 10-Q, as well as our 2021 Annual Report on Form 10-K, which provides additional information on our business and the environment in which we operate and our operating results.
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
COVID-19
In March 2020, the World Health Organization characterized COVID-19 as a global pandemic, and the President declared a national emergency concerning the COVID-19 outbreak. In the more than two years since then, the pandemic (including the first and subsequent variants of COVID-19) has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. We discussed in some detail in our Annual Report on Form 10-K for the fiscal years ended December 31, 2020 and 2021, as well as interim Form 10-Qs, the pandemic, its impacts and risks, and actions taken up to the time of each filing. In this Form 10-Q, we provide a further update.
At a macro level, the number of hospitalizations and deaths, in the U.S. in particular, have eased recently, as more people are fully vaccinated, and communities have continued to open up. It, of course, remains unclear whether that trajectory will continue, but there is some reason for optimism. The company continues to work to monitor and address the pandemic and related developments, including the impact on our company, our employees, our customers, our suppliers and our communities. Our goals have been, and continue to be, to lessen the potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Like the communities in which we operate, our actions have varied, and will continue to vary, depending on the spread of COVID-19 and applicable government requirements, and the needs of our stakeholders.
During the first quarter of 2022, COVID-19 case rates and the health and economic impacts of the pandemic fluctuated in different communities in the U.S. and globally, particularly with the spread of new variants. We continued to see a prolonged impact on the economy, our industry, and our company, with ongoing labor shortages, supply chain challenges, and inflation, among other impacts.
The company’s first quarter 2022 revenue and operating income were modestly reduced by the impact of the COVID-19 pandemic on the company earlier in the quarter, including through elevated levels of employee leave and supply chain challenges. While we cannot predict the future course of the pandemic, or its impact on us, we are not currently assuming significant additional impacts to our 2022 financial results. For further information on the pandemic and the potential impact to the company of COVID-19, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” below and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION
Global Security and Economic Environment
The U.S. and its allies continue to face a global security environment of heightened tensions and instability, threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns and political instability. The conflict in Ukraine has increased those tensions and instability, and highlighted threats. The market for defense products, services and solutions globally is driven by these complex and evolving security challenges, considered in the broader context of political and socioeconomic circumstances and priorities.
Our operations and financial performance, as well as demand for our products and services, are impacted by global events, including violence and unrest. The same is true for our suppliers and other business partners. We have begun to experience an increased demand for certain of our goods and services related to the conflict in the Ukraine, in particular, but we have not seen a significant increase to date. Although we are not currently experiencing significant disruption to our operations or our supply chain, or unanticipated costs as a result of the conflict, any or all of these may occur in the future. While we do not have sizeable business dealings in Russia or Ukraine, we do sell and procure some products and services in the region, including procuring engines and cores for the Antares rocket used in our Commercial Resupply Services contract. We are actively monitoring the situation and are exploring potential measures to mitigate the risk of future disruption and costs to our programs.
The global geopolitical and economic environments also continue to be impacted by uncertainty and stress. Geopolitical relationships have changed and are continuing to change. Global economic growth is expected to remain in the low single digits in 2022, reflecting, among other things, the continued impact of and uncertainty surrounding geopolitical tensions globally, financial market volatility, inflation and the COVID-19 pandemic. We expect still further impacts related to the conflict in Ukraine and economic sanctions imposed on Russia. The global economy may also be affected by the residual legal, regulatory and economic impacts of Britain’s exit from the European Union, the full impacts of which are complex and gradually becoming evident. Rising inflation has led to higher costs of various commodities and supplier products. It has also increased interest rates, raising the cost of borrowing for the federal government, which could impact other spending priorities. Additionally, and more broadly, economic tensions and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could impact the global market for defense products, services and solutions.
U.S. Political and Economic Environment
On May 28, 2021, the Administration released its budget request for fiscal year (FY) 2022. The budget proposed $753 billion for national defense programs and $770 billion in non-defense discretionary funding. The Administration’s budget request included funding for an infrastructure and economic recovery plan as well as an education and economic support plan. On November 15, 2021, the President signed into law the $1.2 trillion Infrastructure and Investment and Jobs Act. Enactment of the infrastructure plan and any future spending plans, as well as the costs of the pandemic may have broader implications for the defense industry, our customers’ budgets and priorities, and the overall economic environment, including the national debt. It is difficult to predict the specific course of future defense budgets. However, we believe the ongoing conflict in Ukraine has highlighted some of the national security threats to our nation and our allies, and the need for strong deterrence and a robust defense capability, as well as impacting our political and economic environment. More generally, the threat to U.S. national security remains very substantial and we believe that our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, survivable aircraft and mission systems should help our customers defend against current and future threats and, as a result, continue to allow for long-term profitable business growth.
On March 15, 2022, the President signed into law the consolidated appropriations act for FY 2022, which provides full-year funding through September 30, including $782 billion for national defense. This represents nearly $30 billion more than the Administration initially requested for FY 2022, and approximately 6%, or $42 billion higher than it was in FY 2021. The Pentagon’s portion of the overall national defense budget is $743 billion. Congress also approved $14 billion in emergency aid to support security, economic, and humanitarian assistance for Ukraine and Central European partners.
The Bipartisan Budget Act of 2019 suspended the debt ceiling through July 31, 2021. In October 2021, the statutory debt limit was increased by $480 billion and, in December 2021, was further increased by $2.5 trillion, which is currently expected to allow the Treasury Department to finance the government into 2023.
The political environment, federal budget and debt ceiling are expected to continue to be the subject of considerable debate, especially in light of the ongoing conflict in Ukraine and its potential long-term impacts, which could have material impacts on defense spending broadly and the company’s programs in particular.

NORTHROP GRUMMAN CORPORATION
For further information on the risks we face from the current political and economic environment, see “Risk Factors” in our 2021 Annual Report on Form 10-K.
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
Selected financial highlights are presented in the table below:

	Three Months Ended March 31		%
$ in millions, except per share amounts	2022	2021	Change
Sales	$8,797	$9,157	(4)%
Operating costs and expenses	7,900	8,315	(5)%
Operating costs and expenses as a % of sales	89.8%	90.8%
Gain on sale of business	—	1,980	NM
Operating income	897	2,822	NM
Operating margin rate	10.2%	30.8%
Federal and foreign income tax expense	189	821	(77)%
Effective income tax rate	16.5%	27.2%
Net earnings	955	2,195	(56)%
Diluted earnings per share	$6.10	$13.43	(55)%

NORTHROP GRUMMAN CORPORATION
Sales
The table below reconciles sales to organic sales:

	Three Months Ended March 31
	2022			2021
$ in millions	Sales	IT services sales	Organic sales	Sales	IT services sales	Organic sales	Organic sales % change
Aeronautics Systems	$2,703	$—	$2,703	$2,990	$—	$2,990	(10)%
Defense Systems	1,283	—	1,283	1,562	(106)	1,456	(12)%
Mission Systems	2,497	—	2,497	2,589	(42)	2,547	(2)%
Space Systems	2,855	—	2,855	2,521	(16)	2,505	14%
Intersegment eliminations	(541)	—	(541)	(505)	2	(503)
Total	$8,797	$—	$8,797	$9,157	$(162)	$8,995	(2)%
First quarter 2022 sales decreased $360 million due, in part, to a $162 million reduction in sales related to the IT services divestiture. First quarter 2022 organic sales decreased $198 million, or 2 percent, primarily due to lower sales at Aeronautics Systems and Defense Systems, partially offset by higher sales at Space Systems. First quarter 2022 organic sales reflect the continuation from 2021 of a tightened labor market as well as some temporal COVID-19-related headwinds early in the quarter related to supply chain and labor disruption.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
First quarter 2022 operating income decreased $1.9 billion, or 68 percent, primarily due to a $2.0 billion pre-tax gain on sale and $192 million of unallocated corporate expenses recognized in the prior year associated with the IT services divestiture. Operating income also decreased due to a $65 million reduction in the FAS/CAS operating adjustment and $58 million of lower segment operating income. First quarter 2022 operating margin rate declined to 10.2 percent reflecting the items above.
First quarter 2022 general and administrative (G&A) costs as a percentage of sales increased to 11.1 percent from 9.8 percent in the prior year period primarily due to an increase in investments for future business opportunities as well as the timing of indirect cost recognition during the year.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.

NORTHROP GRUMMAN CORPORATION
Federal and Foreign Income Taxes
The first quarter 2022 effective tax rate (ETR) decreased to 16.5 percent from 27.2 percent primarily due to additional federal income taxes in the prior year resulting from the IT services divestiture. See Note 3 to the financial statements for additional information.
Net Earnings
The table below reconciles net earnings to transaction-adjusted net earnings:

	Three Months Ended March 31%
$ in millions	2022	2021	Change
Net earnings	$955	$2,195	(56)%
Gain on sale of business	—	(1,980)	NM
State tax impact[1]	—	160	NM
Transaction costs	—	32	NM
Make-whole premium	—	54	NM
Federal tax impact of items above[2]	—	614	NM
Transaction adjustment, net of tax	$—	$(1,120)	NM
Transaction-adjusted net earnings	$955	$1,075	(11)%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
First quarter 2022 net earnings decreased $1.2 billion, or 56 percent, primarily due to a $1.1 billion after-tax decline associated with the IT services divestiture. Transaction-adjusted net earnings decreased $120 million, or 11 percent, primarily due to the lower operating income described above.
Diluted Earnings Per Share
The table below reconciles diluted earnings per share to transaction-adjusted EPS:

	Three Months Ended March 31%
	2022	2021	Change
Diluted EPS	$6.10	$13.43	(55)%
Gain on sale of business per share	—	(12.11)	NM
State tax impact per share[1]	—	0.98	NM
Transaction costs per share	—	0.19	NM
Make-whole premium per share	—	0.33	NM
Federal tax impact of line items above per share[2]	—	3.75	NM
Transaction adjustment per share, net of tax	$—	$(6.86)	NM
Transaction-adjusted EPS	$6.10	$6.57	(7)%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
First quarter 2022 diluted earnings per share decreased 55 percent, principally due to a $6.86 after-tax decline associated with the IT services divestiture. Transaction-adjusted earnings per share decreased $0.47, or 7 percent, reflecting an 11 percent decrease in transaction-adjusted net earnings and a 4 percent reduction in weighted-average diluted shares outstanding.

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

	Three Months Ended March 31		%
$ in millions	2022	2021	Change
Operating income	$897	$2,822	NM
Reconciliation to segment operating income:
CAS pension expense	$(46)	$(123)	(63)%
FAS pension service expense	92	104	(12)%
FAS/CAS operating adjustment	46	(19)	(342)%
Gain on sale of business	—	(1,980)	NM
IT services divestiture – unallowable state taxes and transaction costs	—	192	NM
Intangible asset amortization and PP&E step-up depreciation	60	65	(8)%
Other unallocated corporate expense	34	15	127%
Unallocated corporate expense (income)	94	(1,708)	NM
Segment operating income	$1,037	$1,095	(5)%
Segment operating margin rate	11.8%	12.0%

NORTHROP GRUMMAN CORPORATION

First quarter 2022 segment operating income decreased $58 million, or 5 percent. First quarter 2021 segment operating income included $20 million from the IT services business, as well as a benefit of approximately $100 million due to the impact of lower overhead rates on the company’s fixed price contracts. Segment operating margin rate decreased to 11.8 percent from 12.0 percent and reflects a lower operating margin rate at Space Systems, partially offset by higher operating margin rates at Aeronautics Systems and Defense Systems.
FAS/CAS Operating Adjustment
First quarter 2022 FAS/CAS operating adjustment decreased primarily due to lower CAS pension expense resulting from favorable plan asset returns in 2021 and changes in certain CAS actuarial assumptions as of December 31, 2021.
Unallocated Corporate Expense (Income)
The change in unallocated corporate expense (income) is primarily due to the $2.0 billion pre-tax gain on sale and $192 million of unallowable state taxes and transaction costs recognized in the prior year associated with the IT services divestiture.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended March 31
$ in millions	2022	2021
Favorable EAC adjustments	$357	$348
Unfavorable EAC adjustments	(184)	(158)
Net EAC adjustments	$173	$190
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended March 31
$ in millions	2022	2021
Aeronautics Systems	$103	$37
Defense Systems	25	30
Mission Systems	57	88
Space Systems	(8)	37
Eliminations	(4)	(2)
Net EAC adjustments	$173	$190
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AERONAUTICS SYSTEMS	Three Months Ended March 31		%
$ in millions	2022	2021	Change
Sales	$2,703	$2,990	(10)%
Operating income	307	308	—%
Operating margin rate	11.4%	10.3%
Sales
First quarter 2022 sales decreased $287 million, or 10 percent, due to lower volume in both Manned Aircraft and Autonomous Systems, including restricted programs and the E-2, Triton and F/A-18 production programs.

NORTHROP GRUMMAN CORPORATION
Operating Income
First quarter 2022 operating income was comparable to the prior year period. Operating margin rate increased to 11.4 percent from 10.3 percent primarily due to a $67 million favorable EAC adjustment on the engineering, manufacturing and development phase of the B-21 program largely related to performance incentives, partially offset by the previously described overhead rate benefit to fixed price contracts in the prior year.

DEFENSE SYSTEMS	Three Months Ended March 31		%
$ in millions	2022	2021	Change
Sales	$1,283	$1,562	(18)%
Operating income	155	177	(12)%
Operating margin rate	12.1%	11.3%
Sales
First quarter 2022 sales decreased $279 million due, in part, to a $106 million reduction in sales related to the IT services divestiture. First quarter 2022 organic sales decreased $173 million, or 12 percent, principally due to lower scope on an international training program as well as lower volume on the Advanced Anti-Radiation Guided Missile (AARGM) and Precision Guided Kit (PGK) programs due to timing of ramp-up on follow-on production lots. These reductions were partially offset by higher volume on an international weapons program.
Operating Income
First quarter 2022 operating income decreased $22 million, or 12 percent, due, in part, to a $14 million reduction in operating income related to the IT services divestiture. Lower organic sales volume was partially offset by a higher operating margin rate, which increased to 12.1 percent from 11.3 percent primarily due to improved performance at Battle Management and Missile Systems.

MISSION SYSTEMS	Three Months Ended March 31		%
$ in millions	2022	2021	Change
Sales	$2,497	$2,589	(4)%
Operating income	385	397	(3)%
Operating margin rate	15.4%	15.3%
Sales
First quarter 2022 sales decreased $92 million due, in part, to a $42 million reduction in sales related to the IT services divestiture. First quarter 2022 organic sales decreased $50 million, or 2 percent, primarily due to lower volume on Navigation, Targeting and Survivability programs, as well as lower volume on airborne radar and electronic warfare programs. These decreases were partially offset by an increase in restricted sales, higher volume on the Ground/Air Task-Oriented Radar program, as well as higher intercompany volume largely related to ramp-up on the Ground Based Strategic Deterrent (GBSD) program.
Operating Income
First quarter 2022 operating income decreased $12 million, or 3 percent, principally due to lower sales. Operating margin rate was comparable to the prior year period and reflects improved performance on Maritime/Land Systems and Sensors and Navigation, Targeting and Survivability programs, partially offset by the previously described overhead rate benefit to fixed price contracts in the prior year.

NORTHROP GRUMMAN CORPORATION

SPACE SYSTEMS	Three Months Ended March 31		%
$ in millions	2022	2021	Change
Sales	$2,855	$2,521	13%
Operating income	261	276	(5)%
Operating margin rate	9.1%	10.9%
Sales
First quarter 2022 sales increased $334 million, or 13 percent, and includes a $16 million reduction in sales related to the IT services divestiture. First quarter 2022 organic sales increased $350 million, or 14 percent, due to higher sales in both the Launch & Strategic Missiles and Space business areas. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, including a $130 million increase on the Next Generation Interceptor program and a $117 million increase on GBSD. Space sales were driven by higher volume on CRS and restricted programs, partially offset by lower volume on the James Webb Space Telescope after its successful launch in December 2021.
Operating Income
First quarter 2022 operating income decreased $15 million, or 5 percent, due to a lower operating margin rate, partially offset by higher sales volume. Operating margin rate decreased to 9.1 percent from 10.9 percent primarily due to lower net EAC adjustments on commercial space programs as well as the previously described overhead rate benefit to fixed price contracts in the prior year.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2022		2021
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,045	$1,804	$2,524	$2,274
Service	593	533	422	369
Intersegment eliminations	65	59	44	39
Total Aeronautics Systems	2,703	2,396	2,990	2,682
Defense Systems
Product	610	527	680	595
Service	474	425	697	624
Intersegment eliminations	199	176	185	166
Total Defense Systems	1,283	1,128	1,562	1,385
Mission Systems
Product	1,762	1,509	1,760	1,493
Service	489	396	592	497
Intersegment eliminations	246	207	237	202
Total Mission Systems	2,497	2,112	2,589	2,192
Space Systems
Product	2,424	2,195	2,058	1,829
Service	400	371	424	381
Intersegment eliminations	31	28	39	35
Total Space Systems	2,855	2,594	2,521	2,245
Segment Totals
Total Product	$6,841	$6,035	$7,022	$6,191
Total Service	1,956	1,725	2,135	1,871
Total Segment(1)	$8,797	$7,760	$9,157	$8,062
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
First quarter 2022 product sales decreased $181 million, or 3 percent, primarily due to decreases in product sales at Aeronautics Systems and Defense Systems, partially offset by increases in product sales at Space Systems. The decrease at Aeronautics Systems was principally due to lower volume on restricted programs, as well as the E-2 and F/A-18 production programs. The decrease at Defense Systems was driven by lower volume on the AARGM and PGK programs. The increase at Space Systems is principally related to ramp-up on development programs including NGI and GBSD.
First quarter 2022 product costs decreased $156 million, or 3 percent, consistent with the lower product sales.
Service Sales and Costs
First quarter 2022 service sales decreased $179 million, or 8 percent, primarily due to the IT services divestiture and lower volume on an international training program at Defense Systems. Sales from the divested IT services business, which were largely included in service sales, were $162 million in the prior year period. The decreases were partially offset by higher service volume on restricted programs at Aeronautics Systems.
First quarter 2022 service costs decreased $146 million, or 8 percent, consistent with the lower service sales.

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
Backlog consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2022
Aeronautics Systems	$8,906	$8,735	$17,641	$18,277	(3)%
Defense Systems	5,404	737	6,141	6,349	(3)%
Mission Systems	9,960	4,055	14,015	14,306	(2)%
Space Systems	6,828	31,168	37,996	37,114	2%
Total backlog	$31,098	$44,695	$75,793	$76,046	—%
New Awards
First quarter 2022 net awards totaled $8.5 billion and backlog totaled $75.8 billion. Significant first quarter new awards include $2.5 billion for restricted programs (primarily at Aeronautics Systems and Mission Systems), $1.3 billion for Commercial Resupply Service Missions, $0.7 billion for the Space Development Agency Tranche 1 Transport Layer and $0.6 billion for F-35 at Aeronautics Systems.
LIQUIDITY AND CAPITAL RESOURCES
We are focused on the efficient conversion of operating income into cash and to provide for the company’s material cash requirements, including working capital needs, satisfaction of contractual commitments, funding of our pension and OPB plans, investment in our business through capital expenditures, and shareholder return through dividend payments and share repurchases.
At March 31, 2022, we had $2.2 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion, and in April 2022, we renewed our one-year $500 million uncommitted credit facility. At March 31, 2022, there was no balance outstanding under these credit facilities.
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

NORTHROP GRUMMAN CORPORATION
Internal Revenue Code (IRC) Section 174
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Congress is considering, but has not passed, legislation that would defer the amortization requirement to later years. Although first quarter 2022 cash from operations was not impacted, if legislation is not passed and made effective retroactively to January 1, 2022, we estimate the provisions currently in effect will reduce cash from operations for the year ended December 31, 2022 by approximately $1 billion. The actual impact on 2022 cash from operations will depend on if and when Congress passes additional legislation, whether such legislation is made effective retroactively, the amount of research and development expenditures incurred and paid by the company during 2022, and whether the IRS issues guidance on the provision which differs from our current interpretation.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash flow used in operating activities:

	Three Months Ended March 31		%
$ in millions	2022	2021	Change
Net earnings	$955	$2,195	(56)%
Gain on sale of business	—	(1,980)	NM
Non-cash items(1)	(178)	41	(534)%
Pension and OPB contributions	(36)	(38)	(5)%
Changes in trade working capital	(1,254)	(310)	305%
Other, net	25	26	(4)%
Net cash used in operating activities	$(488)	$(66)	639%
(1)Includes depreciation and amortization, non-cash lease expense, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
First quarter 2022 cash used in operating activities increased $422 million, as compared with the same period in 2021, principally due to increases in trade working capital. The net use of cash during the first quarter is consistent with the company’s historical timing of operating cash flows, which are generally more heavily weighted towards the second half of the year.
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

NORTHROP GRUMMAN CORPORATION
The table below reconciles net cash used in operating activities to adjusted free cash flow:

	Three Months Ended March 31		%
$ in millions	2022	2021	Change
Net cash used in operating activities	$(488)	$(66)	639%
Capital expenditures	(244)	(205)	19%
Adjusted free cash flow	$(732)	$(271)	170%
First quarter 2022 adjusted free cash flow decreased $461 million, as compared with the same period in 2021, due to higher net cash used in operating activities and an increase in capital expenditures.
Investing Cash Flow
First quarter 2022 net cash used in investing activities was $249 million compared to net cash provided by investing activities of $3.2 billion in the prior year period, principally due to $3.4 billion in cash received from the sale of our IT services business during the first quarter of 2021.
Financing Cash Flow
First quarter 2022 net cash used in financing activities decreased $3.9 billion, as compared with the same period in 2021, principally due to a $2.2 billion decrease in debt repayments and a $1.7 billion reduction in share repurchases.
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
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates or judgments from those discussed in our 2021 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
See Note 1 to our financial statements for further information on accounting standards updates.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2021 Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (SEC). These risks and uncertainties are amplified by the global COVID-19 pandemic and the related effects on the broader economic environment, which have caused and will continue to cause significant challenges, instability and uncertainty. They include:
Industry and Economic Risks
•our dependence on the U.S. government for a substantial portion of our business
•significant delays or reductions in appropriations for our programs, and U.S. government funding and program support more broadly, including related to hostilities and other global events
•the use of estimates when accounting for our contracts and the effect of contract cost growth and/or changes in estimated contract revenues and costs

NORTHROP GRUMMAN CORPORATION
•increased competition within our markets and bid protests
Legal and Regulatory Risks
•investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings
•the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate and the impact on our reputation and our ability to do business
•changes in procurement and other laws, SEC and other regulations, contract terms and practices applicable to our industry, findings by the U.S. government as to our compliance with such requirements, and changes in our customers’ business practices globally
•environmental matters, including unforeseen environmental costs and government and third party claims
•unanticipated changes in our tax provisions or exposure to additional tax liabilities
Business and Operational Risks
•impacts of the COVID-19 pandemic (or future health epidemics, pandemics or similar outbreaks), including potential new variants, case surges or prolonged recovery periods, their effects on the broader environment, and varying related government requirements, on: our business, our ability to maintain a qualified and productive workforce, work slowdowns or stoppages, labor shortages, supply chain and logistics challenges, costs we cannot recover and liabilities for which we are not compensated, performance challenges (including cost and schedule), government funding, changes in government acquisition priorities and processes, government payment rules and practices, insurance challenges, and potential impacts on access to capital, the markets and the fair value of our assets
•cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners, and changes in related regulations
•the ability to maintain a qualified workforce with the required security clearances and requisite skills
•the performance and viability of our subcontractors and suppliers and the availability and pricing of raw materials and components
•climate change, its impacts on our company, our operations and our stakeholders (employees, suppliers, customers, shareholders and regulators), and changes in laws, regulations and priorities related to greenhouse gas emissions and other climate change related concerns
•our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations
•our ability to meet performance obligations under our contracts, including obligations that require innovative design capabilities, are technologically complex, require certain manufacturing expertise or are dependent on factors not wholly within our control
•natural disasters
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2021 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2022, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2022, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Notes 5 and 6 to the financial statements.
We are a party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief or actions; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. For additional information on pending matters, please see Notes 5 and 6 to the financial statements, and for further information on the risks we face from existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please see “Risk Factors” in our 2021 Annual Report on Form 10-K.
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)(2)
January 1, 2022 - January 28, 2022	255,824	$396.46	255,824	$4,107
January 29, 2022 - February 25, 2022	404,647	NM(3)	404,647	3,930
February 26, 2022 - April 1, 2022	251,153	447.04	251,153	3,818
Total	911,624	NM(3)	911,624	$3,818
(1)Includes commissions paid.
(2)The value remaining includes an additional $2.0 billion share repurchase authorization approved by the company’s board of directors on January 24, 2022.
(3)During the fourth quarter of 2021, the company entered into an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC, which was completed on February 1, 2022. Pursuant to the terms of the ASR, a total of approximately 0.1 million shares of our common stock were repurchased with an average final purchase price of $374.79
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
See Note 2 to the financial statements for further information on our share repurchase programs.

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

*+10.1	Group Personal Excess Liability Policy effective January 1, 2022

*+10.2	2022 Restricted Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2022 Restricted Stock Rights Granted under the 2011 Long-Term Incentive Stock Plan

*+10.3	2022 Restricted Performance Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2022 Restricted Performance Stock Rights Granted under the 2011 Long-Term Incentive Stock Plan

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 27, 2022