Form 10-Q
period 2022-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2022-07-28
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
As of July 25, 2022, 154,711,299 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2022	2021	2022	2021
Sales
Product	$6,779	$7,193	$13,620	$14,215
Service	2,022	1,958	3,978	4,093
Total sales	8,801	9,151	17,598	18,308
Operating costs and expenses
Product	5,281	5,620	10,661	11,310
Service	1,561	1,488	3,105	3,215
General and administrative expenses	1,005	999	1,981	1,897
Total operating costs and expenses	7,847	8,107	15,747	16,422
Gain on sale of business	—	—	—	1,980
Operating income	954	1,044	1,851	3,866
Other (expense) income
Interest expense	(131)	(136)	(264)	(291)
Non-operating FAS pension benefit	377	367	753	734
Other, net	(50)	27	(46)	9
Earnings before income taxes	1,150	1,302	2,294	4,318
Federal and foreign income tax expense	204	265	393	1,086
Net earnings	$946	$1,037	$1,901	$3,232

Basic earnings per share	$6.09	$6.44	$12.21	$19.95
Weighted-average common shares outstanding, in millions	155.4	161.0	155.7	162.0
Diluted earnings per share	$6.06	$6.42	$12.16	$19.89
Weighted-average diluted shares outstanding, in millions	156.0	161.5	156.3	162.5

Net earnings (from above)	$946	$1,037	$1,901	$3,232
Other comprehensive loss, net of tax
Change in unamortized prior service credit	—	(2)	(1)	(4)
Change in cumulative translation adjustment and other, net	(13)	1	(15)	—
Other comprehensive loss, net of tax	(13)	(1)	(16)	(4)
Comprehensive income	$933	$1,036	$1,885	$3,228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,169	$3,530
Accounts receivable, net	2,387	1,467
Unbilled receivables, net	6,211	5,492
Inventoried costs, net	909	811
Prepaid expenses and other current assets	961	1,126
Total current assets	11,637	12,426
Property, plant and equipment, net of accumulated depreciation of $7,099 for 2022 and $6,819 for 2021	8,125	7,894
Operating lease right-of-use assets	1,669	1,655
Goodwill	17,518	17,515
Intangible assets, net	483	578
Deferred tax assets	239	200
Other non-current assets	2,243	2,311
Total assets	$41,914	$42,579

Liabilities
Trade accounts payable	$2,098	$2,197
Accrued employee compensation	1,741	1,993
Advance payments and billings in excess of costs incurred	2,734	3,026
Other current liabilities	2,403	2,314
Total current liabilities	8,976	9,530
Long-term debt, net of current portion of $14 for 2022 and $6 for 2021	12,834	12,777
Pension and other postretirement benefit plan liabilities	2,692	3,269
Operating lease liabilities	1,654	1,590
Deferred tax liabilities	131	490
Other non-current liabilities	1,976	1,997
Total liabilities	28,263	29,653

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2022—154,876,753 and 2021—156,284,423	155	156
Paid-in capital	—	—
Retained earnings	13,655	12,913
Accumulated other comprehensive loss	(159)	(143)
Total shareholders’ equity	13,651	12,926
Total liabilities and shareholders’ equity	$41,914	$42,579
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2022	2021
Operating activities
Net earnings	$1,901	$3,232
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	633	594
Stock-based compensation	42	40
Deferred income taxes	(399)	(121)
Gain on sale of business	—	(1,980)
Net periodic pension and OPB income	(597)	(546)
Pension and OPB contributions	(71)	(74)
Changes in assets and liabilities:
Accounts receivable, net	(920)	(453)
Unbilled receivables, net	(719)	(312)
Inventoried costs, net	(98)	(104)
Prepaid expenses and other assets	114	26
Accounts payable and other liabilities	(724)	(202)
Income taxes payable, net	86	881
Other, net	67	(19)
Net cash (used in) provided by operating activities	(685)	962

Investing activities
Divestiture of IT services business	—	3,400
Capital expenditures	(507)	(435)
Proceeds from sale of equipment to a customer	—	56
Other, net	39	1
Net cash (used in) provided by investing activities	(468)	3,022

Financing activities
Payments of long-term debt	—	(2,236)
Common stock repurchases	(640)	(2,143)
Cash dividends paid	(519)	(486)
Payments of employee taxes withheld from share-based awards	(48)	(31)
Other, net	(1)	(54)
Net cash used in financing activities	(1,208)	(4,950)
Decrease in cash and cash equivalents	(2,361)	(966)
Cash and cash equivalents, beginning of year	3,530	4,907
Cash and cash equivalents, end of period	$1,169	$3,941
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2022	2021	2022	2021
Common stock
Beginning of period	$156	$161	$156	$167
Common stock repurchased	(1)	(1)	(2)	(7)
Shares issued for employee stock awards and options	—	—	1	—
End of period	155	160	155	160
Paid-in capital
Beginning of period	—	8	—	58
Common stock repurchased	—	(21)	—	(60)
Stock compensation	—	13	—	2
End of period	—	—	—	—
Retained earnings
Beginning of period	13,277	10,487	12,913	10,482
Common stock repurchased	(323)	(134)	(638)	(2,089)
Net earnings	946	1,037	1,901	3,232
Dividends declared	(270)	(254)	(516)	(489)
Stock compensation	25	8	(5)	8
End of period	13,655	11,144	13,655	11,144
Accumulated other comprehensive loss
Beginning of period	(146)	(131)	(143)	(128)
Other comprehensive loss, net of tax	(13)	(1)	(16)	(4)
End of period	(159)	(132)	(159)	(132)
Total shareholders’ equity	$13,651	$11,172	$13,651	$11,172
Cash dividends declared per share	$1.73	$1.57	$3.30	$3.02
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
Effective January 30, 2021 (the “Divestiture date”), we completed the sale of our IT and mission support services business (the “IT services divestiture”) for $3.4 billion in cash and recorded a pre-tax gain on sale of $2.0 billion. The IT and mission support services business was comprised of the majority of the former Information Solutions and Services (IS&S) division of Defense Systems (excluding the Vinnell Arabia business); select cyber, intelligence and missions support programs, which were part of the former Cyber and Intelligence Mission Solutions (CIMS) division of Mission Systems; and the former Space Technical Services business unit of Space Systems. Operating results include sales and operating income for the IT and mission support services business prior to the Divestiture date. Sales and pre-tax profit for the IT and mission support services business were $162 million and $20 million for the six months ended June 30, 2021, respectively.
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

NORTHROP GRUMMAN CORPORATION
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2022	2021	2022	2021
Revenue	$95	$160	$304	$362
Operating income	92	154	265	344
Net earnings(1)	73	122	209	272
Diluted earnings per share(1)	0.47	0.76	1.34	1.67
(1)Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the three months ended March 31, 2022, we recorded a $67 million favorable EAC adjustment on the engineering, manufacturing and development phase of the B-21 program at Aeronautics Systems largely related to performance incentives. No such adjustments were material to the financial statements during the three months ended June 30, 2022 and 2021.
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
Company backlog as of June 30, 2022 was $80.0 billion. Of our June 30, 2022 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 60 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and six months ended June 30, 2022 that was included in the December 31, 2021 contract liability balance was $466 million and $1.9 billion, respectively. The amount of revenue recognized for the three and six months ended June 30, 2021 that was included in the December 31, 2020 contract liability balance was $482 million and $1.5 billion, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

NORTHROP GRUMMAN CORPORATION
Property, Plant, and Equipment
During the six months ended June 30, 2022, the company acquired $46 million of internal use software through long-term financing directly with the supplier. The software was recorded in PP&E as a non-cash investing activity and the related liability was recorded in long-term debt as a non-cash financing activity. During the six months ended June 30, 2022, the company received lease incentives for landlord funded leasehold improvements of $63 million related to a Space Systems real estate lease, which were recorded in PP&E and included in non-cash investing activities. Non-cash investing activities also include capital expenditures incurred but not yet paid of $73 million and $56 million as of June 30, 2022 and 2021, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	June 30, 2022	December 31, 2021
Unamortized prior service credit	$1	$2
Cumulative translation adjustment and other, net	(160)	(145)
Total accumulated other comprehensive loss	$(159)	$(143)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after June 30, 2022, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.6 million shares for the three and six months ended June 30, 2022 and 0.5 million shares for the three and six months ended June 30, 2021.
Share Repurchases
On December 4, 2018, the company’s board of directors authorized a share repurchase program of up to $3.0 billion of the company’s common stock (the “2018 Repurchase Program”). Repurchases under the 2018 Repurchase Program commenced in March 2020 and were completed in October 2021.
On January 25, 2021, the company’s board of directors authorized a share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program commenced in October 2021 upon the completion of the 2018 Repurchase Program. As of June 30, 2022, repurchases under the 2021 Repurchase Program totaled $1.5 billion; $1.5 billion remained under this share repurchase authorization. By its terms, the 2021 Repurchase Program is set to expire when we have used all authorized funds for repurchases.

NORTHROP GRUMMAN CORPORATION
On January 24, 2022, the company’s board of directors authorized a new share repurchase program of up to an additional $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). By its terms, repurchases under the 2022 Repurchase Program will commence upon completion of the 2021 Repurchase Program and will expire when we have used all authorized funds for repurchases. As of June 30, 2022, there have been no repurchases under the 2022 Repurchase Program and the company’s total outstanding share repurchase authorization was $3.5 billion.
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
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs. During the six months ended June 30, 2022, the company repurchased $640 million of its outstanding shares.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Six Months Ended June 30
					2022	2021
December 4, 2018	$3,000	8.9	$337.18	October 2021	—	6.5
January 25, 2021	$3,000	3.8	393.76		1.6	—
January 24, 2022	$2,000	—	—		—	—
(1)Includes commissions paid.
Dividends on Common Stock
In May 2022, the company increased the quarterly common stock dividend 10 percent to $1.73 per share from the previous amount of $1.57 per share.
3.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2022	2021	2022	2021
Federal and foreign income tax expense	$204	$265	$393	$1,086
Effective income tax rate	17.7%	20.4%	17.1%	25.2%
Current Quarter
The second quarter 2022 effective tax rate (ETR) decreased to 17.7 percent from 20.4 percent in the prior year period. The company’s second quarter 2022 ETR includes benefits of $41 million for research credits and $15 million for foreign derived intangible income (FDII), which were partially offset by nondeductible losses on certain of the company’s marketable securities. The company’s second quarter 2021 ETR included benefits of $48 million for research credits and $10 million for FDII. The second quarter 2021 ETR was impacted by a change

NORTHROP GRUMMAN CORPORATION
made in tax revenue recognition on certain long term contracts, which increased taxable income in years prior to the 2017 Tax Cuts and Jobs Act at a rate above the current statutory rate.
Year to Date
The year to date 2022 ETR decreased to 17.1 percent from 25.2 percent in the prior year period. The company’s year to date 2022 ETR includes benefits of $82 million for research credits and $29 million for FDII. The company’s year to date 2021 ETR included benefits of $99 million for research credits and $20 million for FDII. The year to date 2021 ETR was impacted by additional federal income taxes resulting from the IT services divestiture, as well as the change in tax revenue recognition on certain contracts described above.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued in August 2021. As of June 30, 2022, we have approximately $1.7 billion in unrecognized tax benefits, including $458 million related to our position on IRC Section 451(b). If these matters, including our position on IRC Section 451(b), are unfavorably resolved, there could be a material impact on our future cash flows. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may increase by approximately $120 million.
Our current unrecognized tax benefits, which are included in Other current liabilities in the unaudited condensed consolidated statements of financial position, were $659 million and $590 million as of June 30, 2022 and December 31, 2021, respectively, with the remainder of our unrecognized tax benefits included within Other non-current liabilities.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Northrop Grumman 2014-2018 federal tax returns and refund claims related to its 2007-2016 federal tax returns are currently under Internal Revenue Service (IRS) examination. This quarter, the company’s 2014-2016 federal income tax returns and refund claims related to its 2007-2016 federal tax returns reverted back from IRS Appeals to IRS examination for additional factual review. In addition, legacy Orbital ATK (OATK) federal tax returns for the years ended March 31, 2014 and 2015, the nine-month transition period ended December 31, 2015 and calendar years 2016-2017 are currently under review by the IRS Appeals Office. It is reasonably possible that within the next twelve months, unrecognized tax benefits claimed in legacy OATK’s 2014 to 2017 tax years may decline by up to $110 million through administrative resolution with IRS Appeals.
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

NORTHROP GRUMMAN CORPORATION
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	June 30, 2022				December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$328	$—	$8	$336	$393	$1	$7	$401
Marketable securities valued using NAV				14				17
Total marketable securities	328	—	8	350	393	1	7	418
Derivatives	—	(1)	—	(1)	—	(1)	—	(1)
The notional value of the company’s foreign currency forward contracts at June 30, 2022 and December 31, 2021 was $114 million and $120 million, respectively. At June 30, 2022 and December 31, 2021, no portion of the notional value was designated as a cash flow hedge.
The derivative fair values and related unrealized gains/losses at June 30, 2022 and December 31, 2021 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2022.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $12.8 billion and $15.1 billion as of June 30, 2022 and December 31, 2021, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
On September 2, 2021, the company completed an exchange offer to eligible holders of the outstanding notes of our direct wholly owned subsidiary, Northrop Grumman Systems Corporation (“NGSC”) maturing through 2036. An aggregate principal amount of $422 million of the NGSC notes was exchanged for $422 million of unregistered Northrop Grumman Corporation notes (the “Unregistered Notes”) with the same interest rates and maturity dates as the NGSC notes exchanged. Because the debt instruments are not substantially different, the exchange was treated as a debt modification for accounting purposes with no gain or loss recognized.
On June 15, 2022, the company completed a registered exchange offer pursuant to which the company exchanged an aggregate principal amount of $414 million of the Unregistered Notes for $414 million of new notes registered under the Securities Act of 1933, as amended, (the “Registered Notes”) with the same interest rates and maturity dates as the Unregistered Notes.
Because the debt instruments were not substantially different in either of the exchange offers, both exchanges were treated as debt modifications for accounting purposes with no gain or loss recognized.
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

NORTHROP GRUMMAN CORPORATION
5.    INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS were delivered. The company’s lawsuit seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. In the course of the litigation, the United States subsequently amended its counterclaim, reducing it to seek approximately $193 million. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On February 3, 2020, after extensive discovery and motions practice, the parties commenced what was expected to be a seven-week trial. After COVID-19-related interruptions, trial concluded on March 5, 2021. On October 12, 2021, the parties completed post-trial briefing, and on December 8, 2021 the court held a post-trial oral argument. On June 27, 2022, the judge issued a decision concluding that the company was entitled to approximately $63 million for unpaid portions of the contract price and $5 million in additional damages, as well as interest, which the company estimates is approximately $15 million (as of June 30, 2022) and such additional interest as may accrue until the date the government makes payment. The judge also concluded that the government was entitled to approximately $1 million in off-setting damages. On July 18, 2022, the government filed a motion for reconsideration, arguing that the government is entitled to damages of approximately $57 million for particular periods of delay. Ultimately, after the court enters judgment, the parties will also have 60 days to file an appeal.
The company is engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation (NYSDEC), the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. In December 2019, the State of New York issued an Amended Record of Decision seeking to impose additional remedial requirements beyond measures the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December 2020, the parties reached a tentative agreement regarding the steps the company will take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. On September 22, 2021, the State of New York issued for public comment a new consent decree reflecting the agreement. On December 7, 2021, the public comment period closed. On July 13, 2022, the State filed a motion seeking court approval of the consent decree. We have also reached agreements with the Department of Defense and the Bethpage Water District to resolve claims involving these parties. On May 24, 2022, the court approved the agreement with the Bethpage Water District. On July 18, 2022, the government filed a motion seeking court approval of the agreement with the Department of Defense. We are in discussions with the South Farmingdale Water District to explore whether we can also resolve their claims at this stage.
We have incurred, and expect to continue to incur, as included in Note 6, substantial remediation costs related to the legacy Bethpage environmental conditions. It is also possible that applicable remediation, allocation and allowability standards and other requirements to which we are subject may continue to change, and our costs may increase materially. In addition to disputes and legal proceedings related to environmental conditions at the site (including remediation, allocation and allowability), we are a party to various individual lawsuits and a putative class action alleging personal injury and property damage in the Eastern District of New York. The filed individual lawsuits have been stayed, pending a court decision on class certification. We are also a party, and may become a party, to other lawsuits brought by insurance carriers and other parties. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these Bethpage lawsuits.
In June 2018, the FTC issued a Decision and Order enabling the company’s acquisition of OATK to proceed and providing generally for the company to continue to make solid rocket motors available to competing missile primes on a non-discriminatory basis. The company has taken and continues to take robust actions to help ensure compliance with the terms of the Order. Similarly, the Compliance Officer, appointed under the Order, and the FTC have taken and continue to take various actions to oversee compliance. In October 2019, the company received a civil investigative demand from the FTC requesting certain information relating to a potential issue regarding the

NORTHROP GRUMMAN CORPORATION
company’s compliance with the Order in connection with a then pending missile competition. The company promptly provided information in response to the request. The company has resumed discussions with staff at the FTC regarding our response and their views on compliance issues. We cannot predict the outcome of those discussions, but we do not believe they are likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2022, or its annual results of operations and/or cash flows. We believe the company has been and continues to be in compliance with the Order.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2022, or its annual results of operations and/or cash flows.
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2022, or its annual results of operations and/or cash flows.
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
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of June 30, 2022 and December 31, 2021:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
June 30, 2022	$574	$363	$486
December 31, 2021	572	363	486
(1) As of June 30, 2022, $187 million is recorded in Other current liabilities and $387 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of June 30, 2022, $162 million is deferred in Prepaid expenses and other current assets and $324 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the

NORTHROP GRUMMAN CORPORATION
company’s unaudited condensed consolidated financial position as of June 30, 2022, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2022, there were $370 million of stand-by letters of credit and guarantees and $78 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At June 30, 2022, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.0 billion (the “2018 Credit Agreement”) that matures in August 2024 and is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2018 Credit Agreement. At June 30, 2022, there was no balance outstanding under this facility.
At June 30, 2022, the company was in compliance with all covenants under its credit agreements.
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2022	2021	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost (benefit)
Service cost	$92	$103	$2	$4	$184	$207	$4	$8
Interest cost	284	264	12	14	568	527	24	27
Expected return on plan assets	(661)	(629)	(27)	(27)	(1,321)	(1,257)	(55)	(53)
Amortization of prior service (credit) cost	—	(2)	(1)	(1)	—	(4)	(1)	(1)
Net periodic benefit cost (benefit)	$(285)	$(264)	$(14)	$(10)	$(569)	$(527)	$(28)	$(19)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2022	2021	2022	2021
Defined benefit pension plans	$25	$26	$51	$53
OPB plans	10	10	20	21
Defined contribution plans	122	111	321	377

NORTHROP GRUMMAN CORPORATION
8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2022	2021
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.2
Grant date aggregate fair value	$93	$88
RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of certain performance metrics over a three-year period.
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Six Months Ended June 30
$ in millions	2022	2021
Minimum aggregate payout amount	$32	$31
Maximum aggregate payout amount	183	178
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION
9.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2022	2021	2022	2021
Sales
Aeronautics Systems	$2,534	$2,913	$5,237	$5,903
Defense Systems	1,294	1,427	2,577	2,989
Mission Systems	2,516	2,588	5,013	5,177
Space Systems	2,979	2,748	5,834	5,269
Intersegment eliminations	(522)	(525)	(1,063)	(1,030)
Total sales	8,801	9,151	17,598	18,308
Operating income
Aeronautics Systems	258	300	565	608
Defense Systems	168	177	323	354
Mission Systems	413	408	798	805
Space Systems	310	301	571	577
Intersegment eliminations	(76)	(69)	(147)	(132)
Total segment operating income	1,073	1,117	2,110	2,212
FAS/CAS operating adjustment	(51)	18	(97)	37
Unallocated corporate (expense) income	(68)	(91)	(162)	1,617
Total operating income	$954	$1,044	$1,851	$3,866
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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended June 30				Six Months Ended June 30
	2022		2021		2022		2021
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,134	84%	$2,513	86%	$4,426	85%	$5,054	86%
International(2)	328	13%	351	12%	671	13%	750	12%
Other customers	14	1%	4	—%	17	—%	10	—%
Intersegment sales	58	2%	45	2%	123	2%	89	2%
Aeronautics Systems sales	2,534	100%	2,913	100%	5,237	100%	5,903	100%
Defense Systems
U.S. government(1)	774	61%	879	62%	1,549	61%	1,872	63%
International(2)	328	25%	335	23%	621	24%	686	22%
Other customers	18	1%	18	1%	34	1%	51	2%
Intersegment sales	174	13%	195	14%	373	14%	380	13%
Defense Systems sales	1,294	100%	1,427	100%	2,577	100%	2,989	100%
Mission Systems
U.S. government(1)	1,802	72%	1,901	73%	3,596	72%	3,735	72%
International(2)	415	16%	419	16%	848	17%	921	18%
Other customers	40	2%	14	1%	64	1%	30	1%
Intersegment sales	259	10%	254	10%	505	10%	491	9%
Mission Systems sales	2,516	100%	2,588	100%	5,013	100%	5,177	100%
Space Systems
U.S. government(1)	2,798	94%	2,568	93%	5,506	94%	4,894	93%
International(2)	84	3%	104	4%	156	3%	209	4%
Other customers	66	2%	45	2%	110	2%	96	2%
Intersegment sales	31	1%	31	1%	62	1%	70	1%
Space Systems sales	2,979	100%	2,748	100%	5,834	100%	5,269	100%
Total
U.S. government(1)	7,508	85%	7,861	86%	15,077	86%	15,555	85%
International(2)	1,155	13%	1,209	13%	2,296	13%	2,566	14%
Other customers	138	2%	81	1%	225	1%	187	1%
Total Sales	$8,801	100%	$9,151	100%	$17,598	100%	$18,308	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended June 30				Six Months Ended June 30
	2022		2021		2022		2021
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,217	49%	$1,341	47%	$2,493	49%	$2,752	47%
Fixed-price	1,259	51%	1,527	53%	2,621	51%	3,062	53%
Intersegment sales	58		45		123		89
Aeronautics Systems sales	2,534		2,913		5,237		5,903
Defense Systems
Cost-type	373	33%	434	35%	709	32%	943	36%
Fixed-price	747	67%	798	65%	1,495	68%	1,666	64%
Intersegment sales	174		195		373		380
Defense Systems sales	1,294		1,427		2,577		2,989
Mission Systems
Cost-type	875	39%	808	35%	1,710	38%	1,673	36%
Fixed-price	1,382	61%	1,526	65%	2,798	62%	3,013	64%
Intersegment sales	259		254		505		491
Mission Systems sales	2,516		2,588		5,013		5,177
Space Systems
Cost-type	2,096	71%	2,025	75%	4,079	71%	3,869	74%
Fixed-price	852	29%	692	25%	1,693	29%	1,330	26%
Intersegment sales	31		31		62		70
Space Systems sales	2,979		2,748		5,834		5,269
Total
Cost-type	4,561	52%	4,608	50%	8,991	51%	9,237	50%
Fixed-price	4,240	48%	4,543	50%	8,607	49%	9,071	50%
Total Sales	$8,801		$9,151		$17,598		$18,308
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended June 30				Six Months Ended June 30
	2022		2021		2022		2021
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,148	87%	$2,517	88%	$4,443	86%	$5,064	87%
Asia/Pacific	205	8%	204	7%	395	8%	483	8%
Europe	113	5%	127	4%	250	5%	227	4%
All other(1)	10	—%	20	1%	26	1%	40	1%
Intersegment sales	58		45		123		89
Aeronautics Systems sales	2,534		2,913		5,237		5,903
Defense Systems
United States	792	71%	897	73%	1,583	72%	1,923	73%
Asia/Pacific	123	11%	126	10%	228	10%	229	9%
Europe	95	8%	79	6%	196	9%	155	6%
All other(1)	110	10%	130	11%	197	9%	302	12%
Intersegment sales	174		195		373		380
Defense Systems sales	1,294		1,427		2,577		2,989
Mission Systems
United States	1,842	81%	1,915	82%	3,660	81%	3,765	80%
Asia/Pacific	137	6%	98	4%	276	6%	258	6%
Europe	219	10%	242	11%	444	10%	511	11%
All other(1)	59	3%	79	3%	128	3%	152	3%
Intersegment sales	259		254		505		491
Mission Systems sales	2,516		2,588		5,013		5,177
Space Systems
United States	2,864	97%	2,614	97%	5,616	97%	4,990	96%
Asia/Pacific	24	1%	13	—%	53	1%	29	1%
Europe	56	2%	89	3%	96	2%	177	3%
All other(1)	4	—%	1	—%	7	—%	3	—%
Intersegment sales	31		31		62		70
Space Systems sales	2,979		2,748		5,834		5,269
Total
United States	7,646	87%	7,943	86%	15,302	87%	15,742	86%
Asia/Pacific	489	6%	441	5%	952	5%	999	5%
Europe	483	5%	537	6%	986	6%	1,070	6%
All other(1)	183	2%	230	3%	358	2%	497	3%
Total Sales	$8,801		$9,151		$17,598		$18,308
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2022, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021 and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 27, 2022

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
At a macro level, the number of hospitalizations and deaths, in the U.S. in particular, have generally eased in 2022, as more people are fully vaccinated, and communities have continued to open up. It, of course, remains unclear whether that trajectory will continue, but there is some reason for optimism. The company continues to work to monitor and address the pandemic and related developments, including the impact on our company, our employees, our customers, our suppliers and our communities. Our goals have been, and continue to be, to lessen the potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Like the communities in which we operate, our actions have varied, and will continue to vary, depending on the spread of COVID-19 and applicable government requirements, and the needs of our stakeholders.
During the second quarter of 2022, COVID-19 case rates and the health and economic impacts of the pandemic fluctuated in different communities in the U.S. and globally, particularly with the spread of new variants. We continued to see a prolonged impact on the economy, our industry, and our company, with ongoing labor shortages, supply chain challenges, and inflation, among other impacts. Although direct COVID-19-related impacts on our business generally declined this quarter, including in the areas of employee absenteeism and leave-taking, the company’s second quarter 2022 revenue and operating income were reduced by the broader macroeconomic environment, including a tight labor market and extended material lead times, which we expect to continue. While we cannot predict the future course of the pandemic, we are not currently assuming significant additional direct COVID-19-related impacts on our 2022 financial results.
For further information on the pandemic and the potential impact to the company of COVID-19, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources”

NORTHROP GRUMMAN CORPORATION
below and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.
Global Security and Economic Environment
The U.S. and its allies continue to face a global security environment of heightened tensions and instability, threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns and political instability. The conflict in Ukraine has increased those tensions and instability, and highlighted threats, as well as disrupted supply chains and added costs. The market for defense products, services and solutions globally is driven by these complex and evolving security challenges, considered in the broader context of political and socioeconomic circumstances and priorities.
Our operations and financial performance, as well as demand for our products and services, are impacted by global events, including violence and unrest. The same is true for our suppliers and other business partners. We continue to experience an increased demand for certain of our goods and services related to the conflict in the Ukraine, in particular, but we have not seen a significant increase to date. We also continue to experience modest disruption to some of our programs and supply chain, including with unanticipated cost growth, as a result of the conflict, particularly with respect to our Commercial Resupply Services contract. We do not have sizable business dealings in Russia or Ukraine, and do not anticipate significant adverse impacts. We are actively monitoring the situation and exploring both opportunities and risks, including measures to mitigate the risk of future disruption and costs to our programs.
The global geopolitical and economic environments also continue to be impacted by uncertainty and stress, and global inflationary pressures. Geopolitical relationships have changed and are continuing to change. Global economic growth is expected to remain in the low single digits in 2022, reflecting, among other things, the continued impact of and uncertainty surrounding geopolitical tensions globally, financial market volatility, inflation and the COVID-19 pandemic. We expect still further impacts related to the conflict in Ukraine and economic sanctions imposed on Russia. The global economy may also be affected by the residual legal, regulatory and economic impacts of Britain’s exit from the European Union. Rising inflation has led to higher costs of various commodities and supplier products. Increased interest rates, raising the cost of borrowing for the federal government, could impact other spending priorities. Economic tensions and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could also impact the global market for defense products, services and solutions.
U.S. Political and Economic Environment
On March 15, 2022, the President signed into law the Consolidated Appropriations Act for FY 2022, which provides full-year funding through September 30, including $782 billion for national defense. This represents nearly $30 billion more than the Administration initially requested for FY 2022, and approximately 6 percent, or $42 billion higher than it was in FY 2021. The Pentagon’s portion of the overall national defense budget is $743 billion. In March 2022, Congress also approved $14 billion in emergency aid to support security, economic, and humanitarian assistance for Ukraine and Central European partners. An additional $40 billion in emergency supplemental appropriations was approved by Congress in May 2022. Current and future spending in connection with the conflict in Ukraine and other priorities, global inflation, the national debt and the costs of the pandemic, among other things, will continue to impact our customers’ budgets and priorities, and our industry. We expect the government, our customers and our industry will also continue to face challenges from the macroeconomic environment, including a tight labor market and supply chain disruptions.
The Administration’s current budget for FY 2023 proposes $813 billion for national defense programs, and the Pentagon’s portion of the overall defense budget is $773 billion. On July 18, 2022, the Senate Armed Services Committee released its annual defense bill, which authorizes $847 billion in defense spending, an increase over the Administration’s budget request. It is difficult to predict the specific course of future defense budgets. However, we believe the ongoing conflict in Ukraine has highlighted some of the national security threats to our nation and our allies, and the need for strong deterrence and a robust defense capability, as well as impacting our political and economic environment. More generally, the threat to U.S. national security remains very substantial and we believe that our capabilities, particularly in space, missiles, missile defense, hypersonics, counter-hypersonics, survivable aircraft and mission systems should help our customers defend against current and future threats and, as a result, continue to allow for long-term profitable business growth.
The Bipartisan Budget Act of 2019 suspended the debt ceiling through July 31, 2021. In October 2021, the statutory debt limit was increased by $480 billion and, in December 2021, was further increased by $2.5 trillion, which is currently expected to allow the Treasury Department to finance the government into 2023.

NORTHROP GRUMMAN CORPORATION
The political environment, federal budget and debt ceiling are expected to continue to be the subject of considerable debate, especially in light of the ongoing conflict in Ukraine and the inflationary environment, which could have material impacts on defense spending broadly and the company’s programs in particular.
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
Selected financial highlights are presented in the table below:

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions, except per share amounts	2022	2021	Change	2022	2021	Change
Sales	$8,801	$9,151	(4)%	$17,598	$18,308	(4)%
Operating costs and expenses	7,847	8,107	(3)%	15,747	16,422	(4)%
Operating costs and expenses as a % of sales	89.2%	88.6%		89.5%	89.7%
Gain on sale of business	—	—	—%	—	1,980	NM
Operating income	954	1,044	(9)%	1,851	3,866	(52)%
Operating margin rate	10.8%	11.4%		10.5%	21.1%
Federal and foreign income tax expense	204	265	(23)%	393	1,086	(64)%
Effective income tax rate	17.7%	20.4%		17.1%	25.2%
Net earnings	946	1,037	(9)%	1,901	3,232	(41)%
Diluted earnings per share	$6.06	$6.42	(6)%	$12.16	$19.89	(39)%

NORTHROP GRUMMAN CORPORATION
Sales
The table below reconciles sales to organic sales for the six months ended June 30, 2022. Sales for the three months ended June 30, 2022 and 2021 were not impacted by the sale of the company's IT services business:

	Six Months Ended June 30
	2022			2021
$ in millions	Sales	IT services sales	Organic sales	Sales	IT services sales	Organic sales	Organic sales % change
Aeronautics Systems	$5,237	$—	$5,237	$5,903	$—	$5,903	(11)%
Defense Systems	2,577	—	2,577	2,989	(106)	2,883	(11)%
Mission Systems	5,013	—	5,013	5,177	(42)	5,135	(2)%
Space Systems	5,834	—	5,834	5,269	(16)	5,253	11%
Intersegment eliminations	(1,063)	—	(1,063)	(1,030)	2	(1,028)
Total	$17,598	$—	$17,598	$18,308	$(162)	$18,146	(3)%
Current Quarter
Second quarter 2022 sales decreased $350 million due to lower sales at Aeronautics Systems, Defense Systems and Mission Systems, partially offset by 8 percent growth at Space Systems. Second quarter 2022 sales reflect continued headwinds from the macroeconomic environment, including a tight labor market and extended material lead times, which are affecting the timing of sales.
Year to Date
Year to date 2022 sales decreased $710 million due, in part, to a $162 million reduction in sales related to the IT services divestiture. Year to date 2022 organic sales decreased $548 million, or 3 percent, primarily due to lower sales at Aeronautics Systems and Defense Systems, partially offset by 11 percent growth at Space Systems.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
Current Quarter
Second quarter 2022 operating income decreased $90 million, or 9 percent, primarily due to a $69 million reduction in the FAS/CAS operating adjustment and lower sales. Second quarter 2022 operating margin rate declined to 10.8 percent due to the lower FAS/CAS operating adjustment, partially offset by lower unallocated corporate expense.
Second quarter 2022 general and administrative (G&A) costs as a percentage of sales increased to 11.4 percent from 10.9 percent in the prior year period primarily due to an increase in investments for future business opportunities.
Year to date
Year to date 2022 operating income decreased $2.0 billion, or 52 percent, primarily due to a $2.0 billion pre-tax gain on sale and $192 million of unallocated corporate expenses recognized in the prior year associated with the IT services divestiture. Operating income also decreased due to a $134 million reduction in the FAS/CAS operating adjustment and lower sales. Year to date 2022 operating margin rate declined to 10.5 percent, largely due to the prior year gain on sale of the IT services business.
Year to date 2022 G&A costs as a percentage of sales increased to 11.3 percent from 10.4 percent in the prior year period primarily due to an increase in investments for future business opportunities.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The second quarter 2022 ETR decreased to 17.7 percent from 20.4 percent in the prior year period. The second quarter 2021 ETR was impacted by a change made in tax revenue recognition on certain long term contracts, which increased taxable income in years prior to the 2017 Tax Cuts and Jobs Act at a rate above the current statutory rate.See Note 3 to the financial statements for additional information.

NORTHROP GRUMMAN CORPORATION

Year to Date
The year to date 2022 ETR decreased to 17.1 percent from 25.2 percent in the prior year period. The year to date 2021 ETR was impacted by additional federal income taxes resulting from the IT services divestiture, as well as the change in tax revenue recognition on certain contracts described above. See Note 3 to the financial statements for additional information.
Net Earnings
The table below reconciles net earnings to transaction-adjusted net earnings:

	Three Months Ended June 30%			Six Months Ended June 30%
$ in millions	2022	2021	Change	2022	2021	Change
Net earnings	$946	$1,037	(9)%	$1,901	$3,232	(41)%
Gain on sale of business	—	—	NM	—	(1,980)	NM
State tax impact[1]	—	—	NM	—	160	NM
Transaction costs	—	—	NM	—	32	NM
Make-whole premium	—	—	NM	—	54	NM
Federal tax impact of items above[2]	—	—	NM	—	614	NM
Transaction adjustment, net of tax	$—	$—	NM	$—	$(1,120)	NM
Transaction-adjusted net earnings	$946	$1,037	(9)%	$1,901	$2,112	(10)%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
Current Quarter
Second quarter 2022 net earnings decreased $91 million, or 9 percent, primarily due to the lower operating income described above and $60 million of lower returns on marketable securities related to our non-qualified benefit plans and other non-operating assets, partially offset by a lower effective tax rate.
Year to Date
Year to date 2022 net earnings decreased $1.3 billion, or 41 percent, primarily due to a $1.1 billion after-tax decline associated with the IT services divestiture. Transaction-adjusted net earnings decreased $211 million, or 10 percent, primarily due to the lower operating income described above and $93 million of lower returns on marketable securities related to our non-qualified benefit plans and other non-operating assets, partially offset by a lower effective tax rate.
Diluted Earnings Per Share
The table below reconciles diluted earnings per share to transaction-adjusted EPS:

	Three Months Ended June 30%			Six Months Ended June 30%
	2022	2021	Change	2022	2021	Change
Diluted EPS	$6.06	$6.42	(6)%	$12.16	$19.89	(39)%
Gain on sale of business per share	—	—	NM	—	(12.18)	NM
State tax impact per share[1]	—	—	NM	—	0.98	NM
Transaction costs per share	—	—	NM	—	0.20	NM
Make-whole premium per share	—	—	NM	—	0.33	NM
Federal tax impact of line items above per share[2]	—	—	NM	—	3.78	NM
Transaction adjustment per share, net of tax	$—	$—	NM	$—	$(6.89)	NM
Transaction-adjusted EPS	$6.06	$6.42	(6)%	$12.16	$13.00	(6)%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.

NORTHROP GRUMMAN CORPORATION
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
Current Quarter
Second quarter 2022 diluted earnings per share decreased 6 percent, reflecting a 9 percent decrease in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2022 diluted earnings per share decreased 39 percent, principally due to a $6.89 after-tax decrease associated with the IT services divestiture. Transaction-adjusted earnings per share decreased $0.84, or 6 percent, reflecting a 10 percent decrease in transaction-adjusted net earnings and a 4 percent reduction in weighted-average diluted shares outstanding.
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

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2022	2021	Change	2022	2021	Change
Operating income	$954	$1,044	(9)%	$1,851	$3,866	(52)%
Reconciliation to segment operating income:
CAS pension expense	$(41)	$(121)	(66)%	$(87)	$(244)	(64)%
FAS pension service expense	92	103	(11)%	184	207	(11)%
FAS/CAS operating adjustment	51	(18)	NM	97	(37)	NM
Gain on sale of business	—	—	—%	—	(1,980)	NM
IT services divestiture – unallowable state taxes and transaction costs	—	—	—%	—	192	NM
Intangible asset amortization and PP&E step-up depreciation	61	64	(5)%	121	129	(6)%
Other unallocated corporate expense	7	27	(74)%	41	42	(2)%
Unallocated corporate expense (income)	68	91	(25)%	162	(1,617)	NM
Segment operating income	$1,073	$1,117	(4)%	$2,110	$2,212	(5)%
Segment operating margin rate	12.2%	12.2%		12.0%	12.1%
Current Quarter
Second quarter 2022 segment operating income decreased $44 million, or 4 percent due to lower sales. Second quarter 2022 segment operating margin rate was comparable to the prior year period and reflects higher operating margin rates at Mission Systems and Defense Systems, offset by lower operating margin rates at Space Systems and Aeronautics Systems.
Year to Date
Year to date 2022 segment operating income decreased $102 million, or 5 percent. Year to date 2021 segment operating income included $20 million from the IT services business, as well as a benefit of approximately $100 million due to the impact of lower overhead rates on the company’s fixed price contracts. Year to date 2022 segment operating margin rate decreased to 12.0 percent from 12.1 percent and reflects a lower operating margin rate at Space Systems, partially offset by higher operating margin rates at each of the other sectors.
FAS/CAS Operating Adjustment
Second quarter 2022 and year to date 2022 FAS/CAS operating adjustment decreased primarily due to lower CAS pension expense resulting from favorable plan asset returns in 2021 and changes in certain CAS actuarial assumptions as of December 31, 2021.
Unallocated Corporate Expense (Income)
Current Quarter
The decrease in second quarter 2022 unallocated corporate expense is primarily due to a reduction in corporate unallowable costs.

NORTHROP GRUMMAN CORPORATION
Year to Date
The change in year to date 2022 unallocated corporate expense (income) is primarily due to the $2.0 billion pre-tax gain on sale and $192 million of unallowable state taxes and transaction costs recognized in the prior year associated with the IT services divestiture.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2022	2021	2022	2021
Favorable EAC adjustments	$317	$309	$674	$657
Unfavorable EAC adjustments	(225)	(155)	(409)	(313)
Net EAC adjustments	$92	$154	$265	$344
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2022	2021	2022	2021
Aeronautics Systems	$(9)	$32	$94	$69
Defense Systems	50	28	75	58
Mission Systems	29	61	86	149
Space Systems	31	33	23	70
Eliminations	(9)	—	(13)	(2)
Net EAC adjustments	$92	$154	$265	$344
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AERONAUTICS SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2022	2021	Change	2022	2021	Change
Sales	$2,534	$2,913	(13)%	$5,237	$5,903	(11)%
Operating income	258	300	(14)%	565	608	(7)%
Operating margin rate	10.2%	10.3%		10.8%	10.3%
Sales
Current Quarter
Second quarter 2022 sales decreased $379 million, or 13 percent, due to lower volume in both Manned Aircraft and Autonomous Systems, including restricted programs, F-35, Global Hawk, and the NATO Alliance Ground Surveillance (AGS) program, as Full System Handover occurred early in the second quarter of 2022.
Year to Date
Year to date 2022 sales decreased $666 million, or 11 percent, due to lower volume in both Manned Aircraft and Autonomous Systems, including restricted programs and the E-2, Global Hawk, F-35 and Triton programs.
Operating Income
Current Quarter
Second quarter 2022 operating income decreased $42 million, or 14 percent, primarily due to lower sales. Operating margin rate decreased to 10.2 percent from 10.3 percent primarily due to lower net EAC adjustments, principally associated with restricted work and close-out of an international program, partially offset by a $38 million gain on a property sale.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2022 operating income decreased $43 million, or 7 percent, due to lower sales, partially offset by a higher operating margin rate. Operating margin rate increased to 10.8 percent from 10.3 percent primarily due to a $38 million gain on a property sale and higher net favorable EAC adjustments. Higher net favorable EAC adjustments reflect a $67 million favorable EAC adjustment on the engineering, manufacturing and development phase of the B-21 program largely related to performance incentives, partially offset by lower net EAC adjustments associated with other restricted work. Prior year results include the previously described overhead rate benefit to fixed price contracts.

DEFENSE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2022	2021	Change	2022	2021	Change
Sales	$1,294	$1,427	(9)%	$2,577	$2,989	(14)%
Operating income	168	177	(5)%	323	354	(9)%
Operating margin rate	13.0%	12.4%		12.5%	11.8%
Sales
Current Quarter
Second quarter 2022 sales decreased $133 million, or 9 percent, primarily due to completion of a Joint Services support program, lower scope on an international training program, and wind down of the UKAWACS and JSTARS programs.
Year to Date
Year to date 2022 sales decreased $412 million, or 14 percent, due, in part, to a $106 million reduction in sales related to the IT services divestiture. Year to date 2022 organic sales decreased $306 million, or 11 percent, principally due to lower scope on an international training program, completion of a Joint Services support program, and lower volume on the Advanced Anti-Radiation Guided Missile (AARGM).
Operating Income
Current Quarter
Second quarter 2022 operating income decreased $9 million, or 5 percent, due to lower sales, partially offset by a higher operating margin rate. Operating margin rate increased to 13.0 percent from 12.4 percent primarily due to improved performance in Battle Management and Missile Systems.
Year to Date
Year to date 2022 operating income decreased $31 million, or 9 percent, due, in part, to a $14 million reduction in operating income related to the IT services divestiture. Lower organic sales volume was partially offset by a higher operating margin rate, which increased to 12.5 percent from 11.8 percent primarily due to improved performance in Battle Management and Missile Systems.

MISSION SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2022	2021	Change	2022	2021	Change
Sales	$2,516	$2,588	(3)%	$5,013	$5,177	(3)%
Operating income	413	408	1%	798	805	(1)%
Operating margin rate	16.4%	15.8%		15.9%	15.5%
Sales
Current Quarter
Second quarter 2022 sales decreased $72 million, or 3 percent, primarily due to lower volume on Navigation, Targeting and Survivability programs, the Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (JCREW) program, and airborne radar programs. These decreases were partially offset by an increase in restricted sales in the Networked Information Solutions business area and higher volume on Ground/Air Task-Oriented Radar (G/ATOR) and Surface Electronic Warfare Improvement Program (SEWIP).

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2022 sales decreased $164 million, or 3 percent, due, in part, to a $42 million reduction in sales related to the IT services divestiture. Year to date 2022 organic sales decreased $122 million, or 2 percent, primarily due to lower volume on Navigation, Targeting and Survivability programs, the JCREW program and airborne radar programs. These decreases were partially offset by an increase in restricted sales in the Networked Information Solutions business area and higher volume on G/ATOR and SEWIP.
Operating Income
Current Quarter
Second quarter 2022 operating income increased $5 million, or 1 percent, due to a higher operating margin rate. Operating margin rate increased to 16.4 percent from 15.8 percent principally due to a $33 million benefit recognized in connection with a contract-related legal matter, partially offset by lower net EAC adjustments at Maritime/Land Systems and Sensors.
Year to Date
Year to date 2022 operating income decreased $7 million, or 1 percent, principally due to lower sales, partially offset by a higher operating margin rate. Operating margin rate increased to 15.9 percent from 15.5 percent principally due to a $33 million benefit recognized in connection with a contract-related legal matter, partially offset by the previously described overhead rate benefit to fixed price contracts in the prior year.

SPACE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2022	2021	Change	2022	2021	Change
Sales	$2,979	$2,748	8%	$5,834	$5,269	11%
Operating income	310	301	3%	571	577	(1)%
Operating margin rate	10.4%	11.0%		9.8%	11.0%
Sales
Current Quarter
Second quarter 2022 sales increased $231 million, or 8 percent, primarily due to higher sales in the Launch & Strategic Missiles business area due to ramp-up on development programs, including a $123 million increase on the Next Generation Interceptor (NGI) program and a $95 million increase on the Ground Based Strategic Deterrent (GBSD) program. Sales in the Space business area were comparable with the prior year period and reflect higher volume on restricted programs and the Space Development Agency (SDA) Tranche 1 Transport Layer (T1TL) program, partially offset by lower volume on the James Webb Space Telescope after its successful launch in December 2021.
Year to Date
Year to date 2022 sales increased $565 million, or 11 percent, and includes a $16 million reduction in sales related to the IT services divestiture. Year to date 2022 organic sales increased $581 million, or 11 percent, due to higher sales in both the Launch & Strategic Missiles and Space business areas. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, including a $253 million increase on NGI and a $212 million increase on GBSD. Sales in the Space business area were driven by higher volume on restricted programs, SDA T1TL, and the Commercial Resupply Services program, partially offset by lower volume on the James Webb Space Telescope and other commercial space programs.
Operating Income
Current Quarter
Second quarter 2022 operating income increased $9 million, or 3 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 10.4 percent from 11.0 percent primarily due to higher volume on early-stage development programs, such as NGI and GBSD.
Year to Date
Year to date 2022 operating income decreased $6 million, or 1 percent, due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 9.8 percent from 11.0 percent primarily due to lower net EAC adjustments and higher volume on early-stage development programs. Prior year results include the previously described overhead rate benefit to fixed price contracts.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2022		2021		2022		2021
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$1,916	$1,733	$2,484	$2,230	$3,961	$3,537	$5,008	$4,504
Service	560	497	384	342	1,153	1,030	806	711
Intersegment eliminations	58	46	45	41	123	105	89	80
Total Aeronautics Systems	2,534	2,276	2,913	2,613	5,237	4,672	5,903	5,295
Defense Systems
Product	598	515	641	560	1,208	1,042	1,321	1,155
Service	522	457	591	517	996	882	1,288	1,141
Intersegment eliminations	174	154	195	173	373	330	380	339
Total Defense Systems	1,294	1,126	1,427	1,250	2,577	2,254	2,989	2,635
Mission Systems
Product	1,748	1,473	1,774	1,515	3,510	2,982	3,534	3,008
Service	509	412	560	451	998	808	1,152	948
Intersegment eliminations	259	218	254	214	505	425	491	416
Total Mission Systems	2,516	2,103	2,588	2,180	5,013	4,215	5,177	4,372
Space Systems
Product	2,517	2,250	2,294	2,045	4,941	4,445	4,352	3,874
Service	431	391	423	374	831	762	847	755
Intersegment eliminations	31	28	31	28	62	56	70	63
Total Space Systems	2,979	2,669	2,748	2,447	5,834	5,263	5,269	4,692
Segment Totals
Total Product	$6,779	$5,971	$7,193	$6,350	$13,620	$12,006	$14,215	$12,541
Total Service	2,022	1,757	1,958	1,684	3,978	3,482	4,093	3,555
Total Segment(1)	$8,801	$7,728	$9,151	$8,034	$17,598	$15,488	$18,308	$16,096
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Second quarter 2022 product sales decreased $414 million, or 6 percent, primarily due to a decrease in product sales at Aeronautics Systems, partially offset by an increase in product sales at Space Systems. The decrease at Aeronautics Systems was principally due to lower volume on restricted programs, as well as the F-35, Global Hawk and NATO AGS programs. The increase at Space Systems was driven by ramp-up on development programs including NGI and GBSD.
Second quarter 2022 product costs decreased $379 million, or 6 percent, consistent with the lower product sales.
Year to Date
Year to date 2022 product sales decreased $595 million, or 4 percent, primarily due to a decrease in product sales at Aeronautics Systems, partially offset by an increase in product sales at Space Systems. The decrease at Aeronautics Systems was principally due to lower volume on restricted programs, as well as the E-2, Global Hawk, and F-35 programs. The increase at Space Systems is principally related to ramp-up on development programs including NGI and GBSD, as well as higher volume on restricted space programs.
Year to date 2022 product costs decreased $535 million, or 4 percent, consistent with the lower product sales.

NORTHROP GRUMMAN CORPORATION
Service Sales and Costs
Current Quarter
Second quarter 2022 service sales increased $64 million, or 3 percent, primarily due to an increase in service sales at Aeronautics Systems, partially offset by a decrease in service sales at Defense Systems. The increase at Aeronautics Systems was principally due to higher service volume on restricted programs. The decrease at Defense Systems was primarily driven by the completion of a Joint Services support program and lower volume on an international training program.
Second quarter 2022 service costs increased $73 million, or 4 percent, due to higher service sales, partially offset by lower margins on Space Systems service programs.
Year to Date
Year to date 2022 service sales decreased $115 million, or 3 percent, primarily due to the IT services divestiture as well as lower volume on an international training program and completion of a Joint Services support program at Defense Systems. Sales from the divested IT services business, which were largely included in service sales, were $162 million in the prior year period. The decreases were partially offset by higher service volume on restricted programs at Aeronautics Systems.
Year to date 2022 service costs decreased $73 million, or 2 percent, due to lower services sales, partially offset by higher margins on Mission Systems service programs.
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
Backlog consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2022
Aeronautics Systems	$9,466	$10,482	$19,948	$18,277	9%
Defense Systems	5,522	826	6,348	6,349	—%
Mission Systems	10,557	4,224	14,781	14,306	3%
Space Systems	8,850	30,054	38,904	37,114	5%
Total backlog	$34,395	$45,586	$79,981	$76,046	5%
New Awards
Second quarter and year to date 2022 net awards totaled $13.0 billion and $21.5 billion, respectively, and backlog totaled $80.0 billion. Significant second quarter new awards include $3.5 billion for F-35 at Aeronautics Systems, largely related to Lots 15-17, $2.2 billion for restricted programs (at Aeronautics Systems, Space Systems and Mission Systems), $2.1 billion for GEM63 solid rocket boosters, largely related to Amazon’s Project Kuiper, and $0.5 billion for Triton.
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
At June 30, 2022, we had $1.2 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an

NORTHROP GRUMMAN CORPORATION
aggregate principal amount of $2.0 billion, and in April 2022, we renewed our one-year $500 million uncommitted credit facility. At June 30, 2022, there was no balance outstanding under these credit facilities.
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
Internal Revenue Code (IRC) Section 174
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Congress is considering, but has not passed, legislation that would defer the amortization requirement to later years. If legislation is not passed and made effective retroactively to January 1, 2022, we estimate the provisions currently in effect will reduce cash from operations for the year ended December 31, 2022 by approximately $1 billion. The actual impact on 2022 cash from operations will depend on if and when Congress passes additional legislation, whether such legislation is made effective retroactively, the amount of research and development expenditures incurred and paid by the company during 2022, and whether the IRS issues guidance on the provision which differs from our current interpretation. We have made federal tax payments of approximately $450 million related to Section 174 during the six months ended June 30, 2022.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash (used in) provided by operating activities:

	Six Months Ended June 30		%
$ in millions	2022	2021	Change
Net earnings	$1,901	$3,232	(41)%
Gain on sale of business	—	(1,980)	NM
Non-cash items(1)	(321)	(33)	873%
Pension and OPB contributions	(71)	(74)	(4)%
Changes in trade working capital	(2,261)	(164)	1,279%
Other, net	67	(19)	(453)%
Net cash (used in) provided by operating activities	$(685)	$962	(171)%
(1)Includes depreciation and amortization, non-cash lease expense, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.

NORTHROP GRUMMAN CORPORATION
Year to date 2022 net cash used in operating activities was $685 million compared to net cash provided by operating activities of $962 million in the prior year period. This change reflects increases in trade working capital due, in part, to unexpected delays in the timing of customer payments near the end of the quarter, which pushed certain cash receipts into the early part of the third quarter. In the second quarter of 2022, the company made $450 million of federal tax payments related to the current provisions of IRC Section 174. In the second quarter of 2021, the company made $390 million of tax payments related to the IT services divestiture.
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
The table below reconciles net cash used in operating activities to adjusted free cash flow:

	Six Months Ended June 30		%
$ in millions	2022	2021	Change
Net cash (used in) provided by operating activities	$(685)	$962	(171)%
Capital expenditures	(507)	(435)	17%
Proceeds from sale of equipment to a customer	—	56	NM
Adjusted free cash flow	$(1,192)	$583	(304)%
Year to date 2022 adjusted free cash flow decreased $1.8 billion, as compared with the same period in 2021, due to higher net cash used in operating activities and an increase in capital expenditures.
Investing Cash Flow
Year to date 2022 net cash used in investing activities was $468 million compared to net cash provided by investing activities of $3.0 billion in the prior year period, principally due to $3.4 billion in cash received from the sale of our IT services business during the first quarter of 2021.
Financing Cash Flow
Year to date 2022 net cash used in financing activities decreased $3.7 billion, as compared with the same period in 2021, principally due to a $2.2 billion decrease in debt repayments and a $1.5 billion reduction in share repurchases.
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

NORTHROP GRUMMAN CORPORATION
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
Industry and Economic Risks
•our dependence on the U.S. government for a substantial portion of our business
•significant delays or reductions in appropriations for our programs, and U.S. government funding and program support more broadly, including related to hostilities and other global events
•the use of estimates when accounting for our contracts and the effect of contract cost growth and/or changes in estimated contract revenues and costs, including as a result of labor shortages and/or inflationary pressures
•increased competition within our markets and bid protests
Legal and Regulatory Risks
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
•impacts of the COVID-19 pandemic (or future health epidemics, pandemics or similar outbreaks), including potential new variants, case surges or prolonged recovery periods, their effects on the broader environment, and varying related government requirements, on: our business, our ability to maintain a qualified and productive workforce, work slowdowns or stoppages, labor shortages, supply chain and logistics challenges, costs we cannot recover and liabilities for which we are not compensated, performance challenges (including cost and schedule), government funding, changes in government acquisition priorities and processes, government payment rules and practices, insurance challenges, and potential impacts on access to capital, the markets and the fair value of our assets
•cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners, and changes in related regulations
•our ability to attract and retain a qualified workforce with the required security clearances and requisite skills to meet our performance obligations
•the performance and viability of our subcontractors and suppliers and the availability and pricing of raw materials and components
•climate change, its impacts on our company, our operations and our stakeholders (employees, suppliers, customers, shareholders and regulators), and changes in laws, regulations and priorities related to greenhouse gas emissions and other climate change related concerns
•our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations

NORTHROP GRUMMAN CORPORATION
•our ability to meet performance obligations under our contracts, including obligations that require innovative design capabilities, are technologically complex, require certain manufacturing expertise or are dependent on factors not wholly within our control
•natural disasters
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
•the adequacy and availability of our insurance coverage, customer indemnifications or other liability protections
•the future investment performance of plan assets, gains or losses associated with changes in valuation of marketable securities related to our non-qualified benefit plans, changes in actuarial assumptions associated with our pension and other postretirement benefit plans and legislative or other regulatory actions impacting our pension and postretirement benefit obligations
•changes in business conditions that could impact business investments and/or recorded goodwill or the value of other long-lived assets
We urge you to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of forward-looking statements. These forward-looking statements speak only as of the date this report is first filed or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2021 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2022, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2022, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
April 2, 2022 - April 29, 2022	187,598	$456.67	187,598	$3,732
April 30, 2022 - May 27, 2022	253,224	455.19	253,224	3,617
May 28, 2022 - July 1, 2022	265,638	463.38	265,638	3,494
Total	706,460	$458.66	706,460	$3,494
(1)Includes commissions paid.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
See Note 2 to the financial statements for further information on our share repurchase programs.

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

*+10.1	Non-Employee Director Compensation Term Sheet, effective May 18, 2022

*+10.2	Consultant Contract dated as of April 11, 2022 by and between Northrop Grumman Systems Corporation and Blake E. Larson

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 27, 2022