Form 10-Q
period 2022-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2022-10-27
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
As of October 24, 2022, 153,912,156 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2022	2021	2022	2021
Sales
Product	$6,979	$6,845	$20,599	$21,060
Service	1,992	1,875	5,970	5,968
Total sales	8,971	8,720	26,569	27,028
Operating costs and expenses
Product	5,589	5,352	16,250	16,662
Service	1,564	1,434	4,669	4,649
General and administrative expenses	974	891	2,955	2,788
Total operating costs and expenses	8,127	7,677	23,874	24,099
Gain on sale of business	—	—	—	1,980
Operating income	844	1,043	2,695	4,909
Other (expense) income
Interest expense	(122)	(132)	(386)	(423)
Non-operating FAS pension benefit	376	367	1,129	1,101
Other, net	(8)	(3)	(54)	6
Earnings before income taxes	1,090	1,275	3,384	5,593
Federal and foreign income tax expense	175	212	568	1,298
Net earnings	$915	$1,063	$2,816	$4,295

Basic earnings per share	$5.92	$6.65	$18.13	$26.63
Weighted-average common shares outstanding, in millions	154.6	159.8	155.3	161.3
Diluted earnings per share	$5.89	$6.63	$18.06	$26.55
Weighted-average diluted shares outstanding, in millions	155.3	160.4	155.9	161.8

Net earnings (from above)	$915	$1,063	$2,816	$4,295
Other comprehensive loss, net of tax
Change in unamortized prior service credit	—	(2)	(1)	(6)
Change in cumulative translation adjustment and other, net	(7)	(6)	(22)	(6)
Other comprehensive loss, net of tax	(7)	(8)	(23)	(12)
Comprehensive income	$908	$1,055	$2,793	$4,283
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,666	$3,530
Accounts receivable, net	1,936	1,467
Unbilled receivables, net	6,430	5,492
Inventoried costs, net	989	811
Prepaid expenses and other current assets	1,277	1,126
Total current assets	12,298	12,426
Property, plant and equipment, net of accumulated depreciation of $7,243 for 2022 and $6,819 for 2021	8,325	7,894
Operating lease right-of-use assets	1,680	1,655
Goodwill	17,516	17,515
Intangible assets, net	433	578
Deferred tax assets	233	200
Other non-current assets	2,248	2,311
Total assets	$42,733	$42,579

Liabilities
Trade accounts payable	$2,335	$2,197
Accrued employee compensation	1,831	1,993
Advance payments and billings in excess of costs incurred	3,107	3,026
Other current liabilities	3,539	2,314
Total current liabilities	10,812	9,530
Long-term debt, net of current portion of $1,069 for 2022 and $6 for 2021	11,803	12,777
Pension and other postretirement benefit plan liabilities	2,405	3,269
Operating lease liabilities	1,696	1,590
Deferred tax liabilities	86	490
Other non-current liabilities	1,988	1,997
Total liabilities	28,790	29,653

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2022—154,093,656 and 2021—156,284,423	154	156
Paid-in capital	—	—
Retained earnings	13,955	12,913
Accumulated other comprehensive loss	(166)	(143)
Total shareholders’ equity	13,943	12,926
Total liabilities and shareholders’ equity	$42,733	$42,579
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2022	2021
Operating activities
Net earnings	$2,816	$4,295
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	960	908
Stock-based compensation	72	71
Deferred income taxes	(438)	(105)
Gain on sale of business	—	(1,980)
Net periodic pension and OPB income	(895)	(818)
Pension and OPB contributions	(106)	(108)
Changes in assets and liabilities:
Accounts receivable, net	(469)	(133)
Unbilled receivables, net	(1,038)	(596)
Inventoried costs, net	(171)	(113)
Prepaid expenses and other assets	(64)	6
Accounts payable and other liabilities	(57)	49
Income taxes payable, net	(56)	663
Other, net	96	(14)
Net cash provided by operating activities	650	2,125

Investing activities
Divestiture of IT services business	—	3,400
Capital expenditures	(803)	(682)
Proceeds from sale of equipment to a customer	100	84
Other, net	40	(3)
Net cash (used in) provided by investing activities	(663)	2,799

Financing activities
Payments of long-term debt	—	(2,236)
Common stock repurchases	(1,011)	(2,724)
Cash dividends paid	(786)	(737)
Payments of employee taxes withheld from share-based awards	(50)	(33)
Other, net	(4)	(46)
Net cash used in financing activities	(1,851)	(5,776)
Decrease in cash and cash equivalents	(1,864)	(852)
Cash and cash equivalents, beginning of year	3,530	4,907
Cash and cash equivalents, end of period	$1,666	$4,055
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2022	2021	2022	2021
Common stock
Beginning of period	$155	$160	$156	$167
Common stock repurchased	(1)	(1)	(3)	(8)
Shares issued for employee stock awards and options	—	—	1	—
End of period	154	159	154	159
Paid-in capital
Beginning of period	—	—	—	58
Common stock repurchased	—	—	—	(60)
Stock compensation	—	—	—	2
End of period	—	—	—	—
Retained earnings
Beginning of period	13,655	11,144	12,913	10,482
Common stock repurchased	(374)	(587)	(1,012)	(2,676)
Net earnings	915	1,063	2,816	4,295
Dividends declared	(269)	(252)	(785)	(741)
Stock compensation	28	30	23	38
End of period	13,955	11,398	13,955	11,398
Accumulated other comprehensive loss
Beginning of period	(159)	(132)	(143)	(128)
Other comprehensive loss, net of tax	(7)	(8)	(23)	(12)
End of period	(166)	(140)	(166)	(140)
Total shareholders’ equity	$13,943	$11,417	$13,943	$11,417
Cash dividends declared per share	$1.73	$1.57	$5.03	$4.59
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
Effective January 30, 2021 (the “Divestiture date”), we completed the sale of our IT and mission support services business (the “IT services divestiture”) for $3.4 billion in cash and recorded a pre-tax gain on sale of $2.0 billion. The IT and mission support services business was comprised of the majority of the former Information Solutions and Services (IS&S) division of Defense Systems (excluding the Vinnell Arabia business); select cyber, intelligence and missions support programs, which were part of the former Cyber and Intelligence Mission Solutions (CIMS) division of Mission Systems; and the former Space Technical Services business unit of Space Systems. Operating results include sales and operating income for the IT and mission support services business prior to the Divestiture date. Sales and pre-tax profit for the IT and mission support services business were $162 million and $20 million, respectively, for the nine months ended September 30, 2021.
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

NORTHROP GRUMMAN CORPORATION
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share data	2022	2021	2022	2021
Revenue	$59	$116	$363	$478
Operating income	45	109	310	453
Net earnings(1)	36	86	245	358
Diluted earnings per share(1)	0.23	0.54	1.57	2.21
(1)Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the three months ended March 31, 2022, we recorded a $67 million favorable EAC adjustment on the engineering, manufacturing and development phase of the B-21 program at Aeronautics Systems largely related to performance incentives. During the three months ended September 30, 2021, we recorded a $42 million unfavorable EAC adjustment on the F-35 program at Aeronautics Systems due to labor-related production inefficiencies largely driven by COVID-19-related impacts on the labor market and employee leave. No such adjustments were material to the financial statements during the three months ended September 30, 2022.
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
Company backlog as of September 30, 2022 was $79.6 billion. Of our September 30, 2022 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 60 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and nine months ended September 30, 2022 that was included in the December 31, 2021 contract liability balance was $303 million and $2.2 billion, respectively. The amount of revenue recognized for the three and nine months ended September 30, 2021 that was included in the December 31, 2020 contract liability balance was $261 million and $1.8 billion, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

NORTHROP GRUMMAN CORPORATION
Property, Plant, and Equipment
During the nine months ended September 30, 2022, the company acquired $46 million of internal use software through long-term financing directly with the supplier. The software was recorded in PP&E as a non-cash investing activity and the related liability was recorded in long-term debt as a non-cash financing activity. During the nine months ended September 30, 2022, the company received lease incentives for landlord funded leasehold improvements of $96 million related to a Space Systems real estate lease, which were recorded in PP&E and included in non-cash investing activities. Non-cash investing activities also include capital expenditures incurred but not yet paid of $118 million and $105 million as of September 30, 2022 and 2021, respectively. In the fourth quarter of 2020, the company completed a sale of equipment to a customer on a restricted Aeronautics Systems program. During the nine months ended September 30, 2022 and 2021, the company received cash payments of $100 million and $84 million, respectively, related to the equipment sale and included it in Proceeds from sale of equipment to a customer in the unaudited condensed consolidated statement of cash flows.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	September 30, 2022	December 31, 2021
Unamortized prior service credit	$1	$2
Cumulative translation adjustment and other, net	(167)	(145)
Total accumulated other comprehensive loss	$(166)	$(143)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after September 30, 2022, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.7 million shares and 0.6 million shares for the three and nine months ended September 30, 2022, respectively. The dilutive effect of these securities totaled 0.6 million shares and 0.5 million shares for the three and nine months ended September 30, 2021, respectively.
Share Repurchases
On December 4, 2018, the company’s board of directors authorized a share repurchase program of up to $3.0 billion of the company’s common stock (the “2018 Repurchase Program”). Repurchases under the 2018 Repurchase Program commenced in March 2020 and were completed in October 2021.
On January 25, 2021, the company’s board of directors authorized a share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program commenced in October 2021 upon the completion of the 2018 Repurchase Program. As of September 30, 2022, repurchases under the 2021 Repurchase Program totaled $1.9 billion; $1.1 billion remained under this share repurchase authorization. By its terms, the 2021 Repurchase Program is set to expire when we have used all authorized funds for repurchases.

NORTHROP GRUMMAN CORPORATION
On January 24, 2022, the company’s board of directors authorized a new share repurchase program of up to an additional $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). By its terms, repurchases under the 2022 Repurchase Program will commence upon completion of the 2021 Repurchase Program and will expire when we have used all authorized funds for repurchases. As of September 30, 2022, there have been no repurchases under the 2022 Repurchase Program and the company’s total outstanding share repurchase authorization was $3.1 billion.
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
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs. During the nine months ended September 30, 2022, the company repurchased $1.0 billion of its outstanding shares.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Nine Months Ended September 30
					2022	2021
December 4, 2018	$3,000	8.9	$337.18	October 2021	—	8.1
January 25, 2021	$3,000	4.6	407.74		2.4	—
January 24, 2022	$2,000	—	—		—	—
(1)Includes commissions paid.
Dividends on Common Stock
In May 2022, the company increased the quarterly common stock dividend 10 percent to $1.73 per share from the previous amount of $1.57 per share.
3.    INCOME TAXES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2022	2021	2022	2021
Federal and foreign income tax expense	$175	$212	$568	$1,298
Effective income tax rate	16.1%	16.6%	16.8%	23.2%
Current Quarter
The third quarter 2022 effective tax rate (ETR) decreased to 16.1 percent from 16.6 percent in the prior year period. The company’s third quarter 2022 ETR includes benefits of $42 million for research credits and $16 million for foreign derived intangible income (FDII). The company’s third quarter 2021 ETR included benefits of $43 million for research credits and $12 million for FDII.
Year to Date
The year to date 2022 ETR decreased to 16.8 percent from 23.2 percent in the prior year period. The company’s year to date 2022 ETR includes benefits of $124 million for research credits and $46 million for FDII. The company’s

NORTHROP GRUMMAN CORPORATION
year to date 2021 ETR included benefits of $142 million for research credits and $32 million for FDII. The year to date 2021 ETR was impacted by additional federal income taxes resulting from the IT services divestiture, as well as a change in tax revenue recognition on certain long-term contracts, which increased taxable income in years prior to the 2017 Tax Cuts and Jobs Act at a rate above the current statutory rate.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $627 million as of September 30, 2022 and $571 million as of December 31, 2021.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued in August 2021. As of September 30, 2022, we have approximately $1.7 billion in unrecognized tax benefits, including $449 million related to our position on IRC Section 451(b). If these matters, including our position on IRC Section 451(b), are unfavorably resolved, there could be a material impact on our future cash flows. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may increase by approximately $120 million.
Our current unrecognized tax benefits, which are included in Other current liabilities in the unaudited condensed consolidated statements of financial position, were $657 million and $590 million as of September 30, 2022 and December 31, 2021, respectively, with the remainder of our unrecognized tax benefits included within Other non-current liabilities.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Northrop Grumman 2014-2020 federal tax returns and refund claims related to its 2007-2016 federal tax returns are currently under Internal Revenue Service (IRS) examination. During the second quarter of 2022, the company’s 2014-2016 federal income tax returns and refund claims related to its 2007-2016 federal tax returns reverted back from IRS Appeals to IRS examination for additional factual review. In addition, legacy Orbital ATK (OATK) federal tax returns for the years ended March 31, 2014 and 2015, the nine-month transition period ended December 31, 2015 and calendar years 2016-2017 are currently under review by the IRS Appeals Office. It is reasonably possible that within the next twelve months, unrecognized tax benefits claimed in legacy OATK’s 2014 to 2017 tax years may decline by up to $110 million through administrative resolution with IRS Appeals.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	September 30, 2022				December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$299	$—	$8	$307	$393	$1	$7	$401
Marketable securities valued using NAV				13				17
Total marketable securities	299	—	8	320	393	1	7	418
Derivatives	—	4	—	4	—	(1)	—	(1)
The notional value of the company’s foreign currency forward contracts at September 30, 2022 and December 31, 2021 was $128 million and $120 million, respectively. At September 30, 2022 and December 31, 2021, no portion of the notional value was designated as a cash flow hedge.

NORTHROP GRUMMAN CORPORATION
The derivative fair values and related unrealized gains/losses at September 30, 2022 and December 31, 2021 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2022.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $11.9 billion and $15.1 billion as of September 30, 2022 and December 31, 2021, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
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

NORTHROP GRUMMAN CORPORATION
5.    INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit relates to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS were delivered. The company’s lawsuit seeks approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, less certain amounts outstanding under the contract. In the course of the litigation, the United States subsequently amended its counterclaim, reducing it to seek approximately $193 million. The principal counterclaim alleges that the company delayed its performance and caused damages to the USPS because USPS did not realize certain costs savings as early as it had expected. On February 3, 2020, after extensive discovery and motions practice, the parties commenced what was expected to be a seven-week trial. After COVID-19-related interruptions, trial concluded on March 5, 2021. On October 12, 2021, the parties completed post-trial briefing, and on December 8, 2021 the court held a post-trial oral argument. On June 27, 2022, the judge issued a decision concluding that the company was entitled to approximately $63 million for unpaid portions of the contract price and $5 million in additional damages, as well as interest, which the company estimated was approximately $16 million (as of September 30, 2022) and such additional interest as may accrue until the date the government makes payment. The judge also concluded that the government was entitled to approximately $1 million in off-setting damages. On July 18, 2022, the government filed a motion for reconsideration, arguing that the government is entitled to further damages of approximately $57 million for particular periods of delay. On October 17, 2022, the court denied the government’s motion for reconsideration, making clear the government was not entitled to any such damages for delay. The court also determined that the past interest due to the company amounted to approximately $16 million. On October 19, 2022, the court entered judgment in the company’s favor in the amount of approximately $83 million, plus a currently estimated approximately $7 thousand of additional interest to accrue per day until the date the government makes payment. The parties have until December 19, 2022 to file an appeal.
The company is engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation (NYSDEC), the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. In December 2019, the State of New York issued an Amended Record of Decision seeking to impose additional remedial requirements beyond measures the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December 2020, the parties reached a tentative agreement regarding the steps the company would take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. On September 22, 2021, the State of New York issued for public comment a new consent decree reflecting the agreement. On December 7, 2021, the public comment period closed. On August 3, 2022, the court approved the consent decree. We have also reached agreements with the Department of Defense and the Bethpage and South Farmingdale Water Districts to resolve claims involving these parties. On May 24, 2022, the court approved the agreement with the Bethpage Water District, and on August 2, 2022, the court approved the agreement with the Department of Defense. The agreement with the South Farmingdale Water District does not require court approval.
We have incurred, and expect to continue to incur, as included in Note 6, substantial remediation costs related to the legacy Bethpage environmental conditions. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and our costs may increase materially. In addition to disputes and legal proceedings related to environmental conditions and remediation at the site, we are a party to various individual lawsuits and a putative class action alleging personal injury and property damage in the Eastern District of New York. The filed individual lawsuits have been stayed, pending a court decision on class certification. We are also a party, and may become a party, to other lawsuits brought by insurance carriers and other parties. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these Bethpage lawsuits.
In June 2018, the FTC issued a Decision and Order enabling the company’s acquisition of OATK to proceed and providing generally for the company to continue to make solid rocket motors available to competing missile primes

NORTHROP GRUMMAN CORPORATION
on a non-discriminatory basis. The company has taken and continues to take robust actions to help ensure compliance with the terms of the Order. Similarly, the Compliance Officer, appointed under the Order, and the FTC have taken and continue to take various actions to oversee compliance. In October 2019, the company received a civil investigative demand (CID) from the FTC requesting certain information relating to a potential issue regarding the company’s compliance with the Order in connection with a then pending missile competition. The company promptly provided information in response to the request. In late 2021, the company resumed discussions with staff at the FTC regarding our response and their views on compliance issues. Most recently, the company received and will be responding to a follow-on CID. We cannot predict the outcome of those discussions, but we do not believe they are likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2022, or its annual results of operations and/or cash flows. We believe the company has been and continues to be in compliance with the Order.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2022, or its annual results of operations and/or cash flows.
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of September 30, 2022, or its annual results of operations and/or cash flows.
The U.S. government has raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, the government provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believe demonstrates the appropriateness of the assumptions used. On November 24, 2020, the government replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We continue to exchange correspondence and engage with the government on this matter, including responding to requests for and providing additional information. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of this matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.

NORTHROP GRUMMAN CORPORATION
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of September 30, 2022 and December 31, 2021:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
September 30, 2022	$584	$357	$503
December 31, 2021	572	363	486
(1) As of September 30, 2022, $200 million is recorded in Other current liabilities and $384 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of September 30, 2022, $178 million is deferred in Prepaid expenses and other current assets and $325 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2022, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2022, there were $393 million of stand-by letters of credit and guarantees and $78 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.0 billion. At September 30, 2022, there were no commercial paper borrowings outstanding.
Credit Facilities
In August 2022, the company entered into a new five-year senior unsecured revolving credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”). The 2022 Credit Agreement replaced the company’s prior five-year, $2.0 billion revolving credit facility entered into on August 17, 2018 and as amended on October 17, 2019. The revolving credit facility established under the 2022 Credit Agreement is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2022 Credit Agreement. At September 30, 2022, there were no borrowings outstanding under this facility.
The 2022 Credit Agreement contains generally customary terms and conditions, including covenants restricting the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the credit agreement) to exceed 65 percent.
At September 30, 2022, the company was in compliance with all covenants under its credit agreements.

NORTHROP GRUMMAN CORPORATION
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2022	2021	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost (benefit)
Service cost	$92	$104	$2	$4	$276	$311	$6	$12
Interest cost	285	263	12	13	853	790	36	40
Expected return on plan assets	(661)	(627)	(28)	(26)	(1,982)	(1,884)	(83)	(79)
Amortization of prior service (credit) cost	—	(3)	—	—	—	(7)	(1)	(1)
Net periodic benefit cost (benefit)	$(284)	$(263)	$(14)	$(9)	$(853)	$(790)	$(42)	$(28)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2022	2021	2022	2021
Defined benefit pension plans	$26	$26	$77	$79
OPB plans	9	8	29	29
Defined contribution plans	108	99	429	476
8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Nine Months Ended September 30
in millions	2022	2021
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.2
Grant date aggregate fair value	$94	$89
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
9.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2022	2021	2022	2021
Sales
Aeronautics Systems	$2,537	$2,725	$7,774	$8,628
Defense Systems	1,345	1,409	3,922	4,398
Mission Systems	2,456	2,436	7,469	7,613
Space Systems	3,163	2,681	8,997	7,950
Intersegment eliminations	(530)	(531)	(1,593)	(1,561)
Total sales	8,971	8,720	26,569	27,028
Operating income
Aeronautics Systems	262	265	827	873
Defense Systems	158	175	481	529
Mission Systems	368	372	1,166	1,177
Space Systems	290	288	861	865
Intersegment eliminations	(71)	(65)	(218)	(197)
Total segment operating income	1,007	1,035	3,117	3,247
FAS/CAS operating adjustment	(55)	61	(152)	98
Unallocated corporate (expense) income	(108)	(53)	(270)	1,564
Total operating income	$844	$1,043	$2,695	$4,909
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
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended September 30				Nine Months Ended September 30
	2022		2021		2022		2021
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,138	85%	$2,312	85%	$6,564	85%	$7,366	85%
International(2)	341	13%	360	13%	1,012	13%	1,110	13%
Other customers	—	—%	5	—%	17	—%	15	—%
Intersegment sales	58	2%	48	2%	181	2%	137	2%
Aeronautics Systems sales	2,537	100%	2,725	100%	7,774	100%	8,628	100%
Defense Systems
U.S. government(1)	820	62%	877	62%	2,369	61%	2,749	63%
International(2)	312	23%	316	22%	933	24%	1,002	23%
Other customers	19	1%	10	1%	53	1%	61	1%
Intersegment sales	194	14%	206	15%	567	14%	586	13%
Defense Systems sales	1,345	100%	1,409	100%	3,922	100%	4,398	100%
Mission Systems
U.S. government(1)	1,729	71%	1,756	72%	5,325	72%	5,491	71%
International(2)	452	18%	417	17%	1,300	17%	1,338	18%
Other customers	25	1%	19	1%	89	1%	49	1%
Intersegment sales	250	10%	244	10%	755	10%	735	10%
Mission Systems sales	2,456	100%	2,436	100%	7,469	100%	7,613	100%
Space Systems
U.S. government(1)	2,967	94%	2,507	94%	8,473	94%	7,401	93%
International(2)	105	3%	92	3%	261	3%	301	4%
Other customers	63	2%	49	2%	173	2%	145	2%
Intersegment sales	28	1%	33	1%	90	1%	103	1%
Space Systems sales	3,163	100%	2,681	100%	8,997	100%	7,950	100%
Total
U.S. government(1)	7,654	86%	7,452	85%	22,731	86%	23,007	85%
International(2)	1,210	13%	1,185	14%	3,506	13%	3,751	14%
Other customers	107	1%	83	1%	332	1%	270	1%
Total Sales	$8,971	100%	$8,720	100%	$26,569	100%	$27,028	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended September 30				Nine Months Ended September 30
	2022		2021		2022		2021
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,185	48%	$1,358	51%	$3,678	48%	$4,110	48%
Fixed-price	1,294	52%	1,319	49%	3,915	52%	4,381	52%
Intersegment sales	58		48		181		137
Aeronautics Systems sales	2,537		2,725		7,774		8,628
Defense Systems
Cost-type	366	32%	433	36%	1,075	32%	1,376	36%
Fixed-price	785	68%	770	64%	2,280	68%	2,436	64%
Intersegment sales	194		206		567		586
Defense Systems sales	1,345		1,409		3,922		4,398
Mission Systems
Cost-type	881	40%	746	34%	2,591	39%	2,419	35%
Fixed-price	1,325	60%	1,446	66%	4,123	61%	4,459	65%
Intersegment sales	250		244		755		735
Mission Systems sales	2,456		2,436		7,469		7,613
Space Systems
Cost-type	2,192	70%	1,931	73%	6,271	70%	5,800	74%
Fixed-price	943	30%	717	27%	2,636	30%	2,047	26%
Intersegment sales	28		33		90		103
Space Systems sales	3,163		2,681		8,997		7,950
Total
Cost-type	4,624	52%	4,468	51%	13,615	51%	13,705	51%
Fixed-price	4,347	48%	4,252	49%	12,954	49%	13,323	49%
Total Sales	$8,971		$8,720		$26,569		$27,028
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended September 30				Nine Months Ended September 30
	2022		2021		2022		2021
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,138	85%	$2,317	87%	$6,581	87%	$7,381	86%
Asia/Pacific	165	7%	239	9%	560	7%	722	9%
Europe	163	7%	108	4%	413	5%	335	4%
All other(1)	13	1%	13	—%	39	1%	53	1%
Intersegment sales	58		48		181		137
Aeronautics Systems sales	2,537		2,725		7,774		8,628
Defense Systems
United States	839	72%	887	74%	2,422	72%	2,810	74%
Asia/Pacific	112	10%	107	9%	340	10%	336	9%
Europe	101	9%	78	6%	297	9%	233	6%
All other(1)	99	9%	131	11%	296	9%	433	11%
Intersegment sales	194		206		567		586
Defense Systems sales	1,345		1,409		3,922		4,398
Mission Systems
United States	1,754	79%	1,775	81%	5,414	81%	5,540	81%
Asia/Pacific	159	7%	114	5%	435	6%	372	5%
Europe	210	10%	233	11%	654	10%	744	11%
All other(1)	83	4%	70	3%	211	3%	222	3%
Intersegment sales	250		244		755		735
Mission Systems sales	2,456		2,436		7,469		7,613
Space Systems
United States	3,030	97%	2,556	97%	8,646	97%	7,546	97%
Asia/Pacific	33	1%	10	—%	86	1%	39	—%
Europe	69	2%	79	3%	165	2%	256	3%
All other(1)	3	—%	3	—%	10	—%	6	—%
Intersegment sales	28		33		90		103
Space Systems sales	3,163		2,681		8,997		7,950
Total
United States	7,761	87%	7,535	87%	23,063	87%	23,277	86%
Asia/Pacific	469	5%	470	5%	1,421	5%	1,469	5%
Europe	543	6%	498	6%	1,529	6%	1,568	6%
All other(1)	198	2%	217	2%	556	2%	714	3%
Total Sales	$8,971		$8,720		$26,569		$27,028
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of September 30, 2022, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 26, 2022

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
COVID-19
In March 2020, the World Health Organization characterized COVID-19 as a global pandemic, and the President declared a national emergency concerning the COVID-19 outbreak. In the more than two years since then, the pandemic (including the first and subsequent variants of COVID-19) has dramatically impacted the global health and economic environments, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, inflationary pressures and market volatility. We discussed in some detail in our Annual Report on Form 10-K for the fiscal years ended December 31, 2020 and 2021, as well as interim Form 10-Qs, the pandemic, its impacts and risks, and actions taken up to the time of each filing. In this Form 10-Q, we provide a further update.
At a macro level, the number of hospitalizations and deaths, in the U.S. in particular, have generally eased in 2022, as more people are fully vaccinated, and communities have continued to open up. While it, of course, remains unclear whether that trajectory will continue, there is reason for optimism. The company continues to work to monitor and address the pandemic and related developments, including the impact on our company, our employees, our customers, our suppliers and our communities. Our goals have been, and continue to be, to lessen the potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Like the communities in which we operate, our actions have varied, and will continue to vary, depending on the spread of COVID-19 and applicable government requirements, and the needs of our stakeholders.
During the third quarter of 2022, COVID-19 case rates and the health and economic impacts of the pandemic continued to fluctuate in different communities in the U.S. and globally, particularly with the spread of new variants. However, direct COVID-19-related impacts on our business continued generally to decline, including in the areas of employee absenteeism and leave-taking. While we cannot predict the future course of the pandemic, we are not currently assuming significant additional direct COVID-19-related impacts on our 2022 financial results.
During the third quarter of 2022, we continued to see a prolonged impact on the economy, our industry, and our company, with ongoing labor challenges, supply chain disruption, and inflation, among other impacts. Although we are working actively to address and mitigate these impacts, the broader macroeconomic environment, including, in particular, inflationary pressures and extended material lead times, continued adversely to affect the company’s third quarter results (including sales, net earnings and cash).

NORTHROP GRUMMAN CORPORATION
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
Global Security and Economic Environment
The U.S. and its allies continue to face a global security environment of heightened tensions and instability, threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns and political instability. The conflict in Ukraine has increased those tensions and instability, highlighted threats and increased demand, as well as further disrupted global supply chains and added costs. The market for defense products, services and solutions globally is driven by these complex and evolving security challenges, considered in the broader context of political and socioeconomic circumstances and priorities.
Our operations and financial performance, as well as demand for our products and services, are impacted by global events, including violence and unrest. The same is true for our suppliers and other business partners. We continue to experience an increased demand for certain of our goods and services directly related to the conflict in the Ukraine, in particular, but we have not seen a significant increase in those demands to date. We also continue to experience modest disruption to some of our programs and supply chain, including unanticipated cost growth, as a result of the conflict, particularly with respect to our Commercial Resupply Services contract. But we do not have sizable business dealings in Russia or Ukraine, and do not anticipate significant adverse impacts. We are actively monitoring the situation and exploring both opportunities and risks, including measures to mitigate the risk of future disruption and costs to our programs.
The global geopolitical and economic environments continue to be impacted by uncertainty and stress, and global inflationary pressures. Geopolitical relationships have changed and are continuing to change. Global inflationary pressures are increasing costs, including for various commodities and supplier products. Global economic growth is expected to remain in the low single digits in 2022, reflecting, among other things, the continued impact of and uncertainty surrounding geopolitical tensions globally, financial market volatility, inflation and the COVID-19 pandemic. We expect still further impacts related to the conflict in Ukraine and economic sanctions imposed on Russia. The global economy may also be affected by the residual legal, regulatory and economic impacts of Britain’s exit from the European Union. Increased interest rates, raising the cost of borrowing for the government, could impact government spending priorities (in the U.S. and allied countries, in particular), including their demand for defense products. Economic tensions and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could also impact the global market for defense products, services and solutions.
U.S. Political and Economic Environment
On March 15, 2022, the President signed into law the Consolidated Appropriations Act for FY 2022, which provided full-year funding through September 30, including $782 billion for national defense. This represented nearly $30 billion more than the Administration initially requested for FY 2022, and approximately 6 percent, or $42 billion higher than it was in FY 2021. The Pentagon’s portion of the overall national defense budget was $743 billion. In March 2022, Congress also approved $14 billion in emergency aid to support security, economic, and humanitarian assistance for Ukraine and Central European partners. An additional $40 billion in emergency supplemental appropriations was approved by Congress in May 2022. Current and future spending in connection with the conflict in Ukraine and other priorities, global inflation, the national debt and the costs of the pandemic, among other things, in the U.S. and globally, will continue to impact our customers’ budgets and priorities, and our industry. We expect the government, our customers and our industry will also continue to face challenges from the macroeconomic environment, including a tight labor market and supply chain disruptions.
The Administration’s current budget for FY 2023 proposes $813 billion for national defense programs, and the Pentagon’s portion of the overall requested defense budget is $773 billion. On September 30, 2022, Congress enacted a continuing resolution (CR) to carry forward FY 2022 funding levels into FY 2023 while negotiations continue regarding full-year appropriations. The CR also included an additional $12 billion in aid to Ukraine, bringing total appropriations for Ukraine assistance to $39 billion. The CR runs through December 16, 2022, and generally limits U.S. government spending to FY 2022 levels, which for DOD is around 4 percent lower than the amount requested for FY 2023.
It is difficult to predict the specific course of future defense budgets. However, we believe the ongoing conflict in Ukraine, as well as actions in the Pacific region, have highlighted some of the national security threats to our nation

NORTHROP GRUMMAN CORPORATION
and our allies, and the need for strong deterrence and a robust defense capability, as well as impacting our political and economic environment. More generally, the threat to U.S. national security remains very substantial and we believe that our capabilities, particularly in space, C4ISR, missile defense, battle management, hypersonics, counter-hypersonics, survivable aircraft and mission systems should help our customers defend against current and future threats and, as a result, continue to allow for long-term profitable business growth.
The Bipartisan Budget Act of 2019 suspended the debt ceiling through July 31, 2021. In October 2021, the statutory debt limit was increased by $480 billion and, in December 2021, was further increased by $2.5 trillion, which is currently expected to allow the Treasury Department to finance the government into 2023.
During the third quarter of 2022, the Creating Helpful Incentives to Produce Semiconductors (CHIPS) Act of 2022, which includes an advanced manufacturing investment tax credit, among other provisions, and the Inflation Reduction Act of 2022, which includes implementation of a new alternative minimum tax and and a one percent excise tax on share repurchases, among other provisions, were signed into law. We expect the excise tax on share repurchases to impact us beginning in 2023; we are currently evaluating other provisions of the legislation to determine any potentially favorable and/or unfavorable impacts on the company.
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

NORTHROP GRUMMAN CORPORATION
Selected financial highlights are presented in the table below:

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions, except per share amounts	2022	2021	Change	2022	2021	Change
Sales	$8,971	$8,720	3%	$26,569	$27,028	(2)%
Operating costs and expenses	8,127	7,677	6%	23,874	24,099	(1)%
Operating costs and expenses as a % of sales	90.6%	88.0%		89.9%	89.2%
Gain on sale of business	—	—	NM	—	1,980	NM
Operating income	844	1,043	(19)%	2,695	4,909	(45)%
Operating margin rate	9.4%	12.0%		10.1%	18.2%
Federal and foreign income tax expense	175	212	(17)%	568	1,298	(56)%
Effective income tax rate	16.1%	16.6%		16.8%	23.2%
Net earnings	915	1,063	(14)%	2,816	4,295	(34)%
Diluted earnings per share	$5.89	$6.63	(11)%	$18.06	$26.55	(32)%
Sales
The table below reconciles sales to organic sales for the nine months ended September 30, 2022 and 2021. Sales for the three months ended September 30, 2022 and 2021 were not impacted by the sale of the company's IT services business:

	Nine Months Ended September 30
	2022			2021
$ in millions	Sales	IT services sales	Organic sales	Sales	IT services sales	Organic sales	Organic sales % change
Aeronautics Systems	$7,774	$—	$7,774	$8,628	$—	$8,628	(10)%
Defense Systems	3,922	—	3,922	4,398	(106)	4,292	(9)%
Mission Systems	7,469	—	7,469	7,613	(42)	7,571	(1)%
Space Systems	8,997	—	8,997	7,950	(16)	7,934	13%
Intersegment eliminations	(1,593)	—	(1,593)	(1,561)	2	(1,559)
Total	$26,569	$—	$26,569	$27,028	$(162)	$26,866	(1)%
Current Quarter
Third quarter 2022 sales increased $251 million, or 3 percent , primarily due to 18 percent growth at Space Systems, partially offset by lower sales at Aeronautics Systems and Defense Systems. Third quarter 2022 sales reflect strong demand and improving trends in labor availability, partially offset by supply chain delays.
Year to Date
Year to date 2022 sales decreased $459 million, or 2 percent, due, in part, to a $162 million reduction in sales related to the IT services divestiture. Year to date 2022 organic sales decreased $297 million, or 1 percent, primarily due to lower sales at Aeronautics Systems and Defense Systems, partially offset by 13 percent growth at Space Systems.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.

NORTHROP GRUMMAN CORPORATION
Operating Income and Margin Rate
Current Quarter
Third quarter 2022 operating income decreased $199 million, or 19 percent, primarily due to a $116 million reduction in the FAS/CAS operating adjustment and $55 million in higher unallocated corporate expense due to a $60 million benefit for insurance settlements recognized in the prior year. Third quarter 2022 operating margin rate declined to 9.4 percent primarily due to the lower FAS/CAS operating adjustment and higher unallocated corporate expense, as well as a lower segment operating margin rate.
Third quarter 2022 general and administrative (G&A) costs as a percentage of sales increased to 10.9 percent from 10.2 percent in the prior year period primarily due to an increase in investments for future business opportunities.
Year to date
Year to date 2022 operating income decreased $2.2 billion, or 45 percent, primarily due to a $2.0 billion pre-tax gain on sale and $192 million of unallocated corporate expenses recognized in the prior year associated with the IT services divestiture. Operating income also decreased due to a $250 million reduction in the FAS/CAS operating adjustment and $130 million of lower segment operating income. Year to date 2022 operating margin rate declined to 10.1 percent, largely due to the prior year gain on sale of the IT services business and the lower FAS/CAS operating adjustment.
Year to date 2022 G&A costs as a percentage of sales increased to 11.1 percent from 10.3 percent in the prior year period primarily due to an increase in investments for future business opportunities.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The third quarter 2022 ETR decreased to 16.1 percent from 16.6 percent in the prior year period principally due to higher benefits from foreign-derived intangible income. See Note 3 to the financial statements for additional information.
Year to Date
The year to date 2022 ETR decreased to 16.8 percent from 23.2 percent in the prior year period. The year to date 2021 ETR was impacted by additional federal income taxes resulting from the IT services divestiture, as well as a change in tax revenue recognition on certain long-term contracts, which increased taxable income in years prior to the 2017 Tax Cuts and Jobs Act at a rate above the current statutory rate. See Note 3 to the financial statements for additional information.
Net Earnings
The table below reconciles net earnings to transaction-adjusted net earnings:

	Three Months Ended September 30%			Nine Months Ended September 30%
$ in millions	2022	2021	Change	2022	2021	Change
Net earnings	$915	$1,063	(14)%	$2,816	$4,295	(34)%
Gain on sale of business	—	—	NM	—	(1,980)	NM
State tax impact[1]	—	—	NM	—	160	NM
Transaction costs	—	—	NM	—	32	NM
Make-whole premium	—	—	NM	—	54	NM
Federal tax impact of items above[2]	—	—	NM	—	614	NM
Transaction adjustment, net of tax	$—	$—	NM	$—	$(1,120)	NM
Transaction-adjusted net earnings	$915	$1,063	(14)%	$2,816	$3,175	(11)%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.

NORTHROP GRUMMAN CORPORATION
Current Quarter
Third quarter 2022 net earnings decreased $148 million, or 14 percent, primarily due to the lower operating income described above, partially offset by a lower effective tax rate.
Year to date 2022 net earnings decreased $1.5 billion, or 34 percent, primarily due to a $1.1 billion after-tax decline associated with the IT services divestiture. Transaction-adjusted net earnings decreased $359 million, or 11 percent, primarily due to the lower operating income described above and $108 million of lower returns on marketable securities related to our non-qualified benefit plans and other non-operating assets, partially offset by a lower effective tax rate.
Diluted Earnings Per Share
The table below reconciles diluted earnings per share to transaction-adjusted EPS:

	Three Months Ended September 30%			Nine Months Ended September 30%
	2022	2021	Change	2022	2021	Change
Diluted EPS	$5.89	$6.63	(11)%	$18.06	$26.55	(32)%
Gain on sale of business per share	—	—	NM	—	(12.24)	NM
State tax impact per share[1]	—	—	NM	—	0.99	NM
Transaction costs per share	—	—	NM	—	0.20	NM
Make-whole premium per share	—	—	NM	—	0.33	NM
Federal tax impact of line items above per share[2]	—	—	NM	—	3.79	NM
Transaction adjustment per share, net of tax	$—	$—	NM	$—	$(6.93)	NM
Transaction-adjusted EPS	$5.89	$6.63	(11)%	$18.06	$19.62	(8)%
(1)The state tax impact includes $62 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
(2)The federal tax impact was calculated by applying the 21 percent federal statutory rate to the adjustment items and also includes $250 million of incremental tax expense related to $1.2 billion of nondeductible goodwill in the divested business.
Current Quarter
Third quarter 2022 diluted earnings per share decreased 11 percent, reflecting a 14 percent decrease in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2022 diluted earnings per share decreased 32 percent, principally due to a $6.93 after-tax decrease associated with the IT services divestiture. Transaction-adjusted earnings per share decreased $1.56, or 8 percent, reflecting an 11 percent decrease in transaction-adjusted net earnings and a 4 percent reduction in weighted-average diluted shares outstanding.
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

NORTHROP GRUMMAN CORPORATION
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

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2022	2021	Change	2022	2021	Change
Operating income	$844	$1,043	(19)%	$2,695	$4,909	(45)%
Reconciliation to segment operating income:
CAS pension expense	$(37)	$(165)	(78)%	$(124)	$(409)	(70)%
FAS pension service expense	92	104	(12)%	276	311	(11)%
FAS/CAS operating adjustment	55	(61)	(190)%	152	(98)	(255)%
Gain on sale of business	—	—	—%	—	(1,980)	NM
IT services divestiture – unallowable state taxes and transaction costs	—	—	—%	—	192	NM
Intangible asset amortization and PP&E step-up depreciation	60	62	(3)%	181	191	(5)%
Other unallocated corporate expense (income)	48	(9)	(633)%	89	33	170%
Unallocated corporate expense (income)	108	53	104%	270	(1,564)	NM
Segment operating income	$1,007	$1,035	(3)%	$3,117	$3,247	(4)%
Segment operating margin rate	11.2%	11.9%		11.7%	12.0%
Current Quarter
Third quarter 2022 segment operating income decreased $28 million, or 3 percent due to a lower segment operating margin rate, partially offset by higher sales. Third quarter 2022 segment operating margin rate decreased to 11.2 percent from 11.9 percent principally due to lower net EAC adjustments due, in part, to inflationary pressures.
Year to Date
Year to date 2022 segment operating income decreased $130 million, or 4 percent. Year to date 2021 segment operating income included $20 million from the IT services business, as well as a benefit of approximately $100 million due to the impact of lower overhead rates on the company’s fixed price contracts. Year to date 2022 segment operating margin rate decreased to 11.7 percent from 12.0 percent principally due to lower net EAC adjustments, including the prior year overhead rate benefit to fixed price contracts noted above.
FAS/CAS Operating Adjustment
Third quarter 2022 and year to date 2022 FAS/CAS operating adjustment decreased primarily due to lower CAS pension expense resulting from favorable plan asset returns in 2021 and changes in certain CAS actuarial assumptions as of December 31, 2021. Third quarter 2021 CAS pension expense also included a $44 million benefit from updated demographic information.

NORTHROP GRUMMAN CORPORATION
Unallocated Corporate Expense (Income)
Current Quarter
The increase in third quarter 2022 unallocated corporate expense is primarily due to a $60 million benefit recognized in the prior year for insurance settlements related to shareholder litigation involving the former Orbital ATK.
Year to Date
The change in year to date 2022 unallocated corporate expense (income) is primarily due to the $2.0 billion pre-tax gain on sale and $192 million of unallowable state taxes and transaction costs recognized in the prior year associated with the IT services divestiture. The prior year also benefited from the $60 million of insurance settlements noted above.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2022	2021	2022	2021
Favorable EAC adjustments	$306	$273	$980	$930
Unfavorable EAC adjustments	(261)	(164)	(670)	(477)
Net EAC adjustments	$45	$109	$310	$453
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2022	2021	2022	2021
Aeronautics Systems	$27	$(2)	$121	$67
Defense Systems	23	37	98	95
Mission Systems	14	43	100	192
Space Systems	(13)	33	10	103
Eliminations	(6)	(2)	(19)	(4)
Net EAC adjustments	$45	$109	$310	$453
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AERONAUTICS SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2022	2021	Change	2022	2021	Change
Sales	$2,537	$2,725	(7)%	$7,774	$8,628	(10)%
Operating income	262	265	(1)%	827	873	(5)%
Operating margin rate	10.3%	9.7%		10.6%	10.1%
Sales
Current Quarter
Third quarter 2022 sales decreased $188 million, or 7 percent, due to lower volume in both Manned Aircraft and Autonomous Systems, including restricted programs, E-2, and the Joint Surveillance and Target Attack Radar System (JSTARS) program as it nears completion.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2022 sales decreased $854 million, or 10 percent, due to lower volume in both Manned Aircraft and Autonomous Systems, including restricted programs, a $134 million decrease on E-2, a $125 million decrease on Global Hawk and lower volume on JSTARS as it nears completion.
Operating Income
Current Quarter
Third quarter 2022 operating income decreased $3 million, or 1 percent, due to lower sales, partially offset by a higher operating margin rate. Operating margin rate increased to 10.3 percent from 9.7 percent primarily due to higher net favorable EAC adjustments in Manned Aircraft. Prior year results included a $42 million unfavorable EAC adjustment on F-35.
Year to Date
Year to date 2022 operating income decreased $46 million, or 5 percent, due to lower sales, partially offset by a higher operating margin rate. Operating margin rate increased to 10.6 percent from 10.1 percent primarily due to a $38 million gain on a property sale and higher net favorable EAC adjustments. Higher net favorable EAC adjustments reflect a $67 million favorable EAC adjustment on the engineering, manufacturing and development phase of the B-21 program largely related to performance incentives, partially offset by lower net EAC adjustments associated with other restricted work. Prior year results included the $42 million unfavorable EAC adjustment on F-35 noted above.

DEFENSE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2022	2021	Change	2022	2021	Change
Sales	$1,345	$1,409	(5)%	$3,922	$4,398	(11)%
Operating income	158	175	(10)%	481	529	(9)%
Operating margin rate	11.7%	12.4%		12.3%	12.0%
Sales
Current Quarter
Third quarter 2022 sales decreased $64 million, or 5 percent, primarily due to lower scope on an international training program, the completion of a Joint Services support program and wind down of the UKAWACS and JSTARS programs, partially offset by higher volume on the NATO Alliance Ground Surveillance In-Service Support (NATO AGS ISS) and advanced fuze programs.
Year to Date
Year to date 2022 sales decreased $476 million, or 11 percent, due, in part, to a $106 million reduction in sales related to the IT services divestiture. Year to date 2022 organic sales decreased $370 million, or 9 percent, principally due to a $155 million decrease from lower scope on an international training program, completion of a Joint Services support program, lower volume on the Advanced Anti-Radiation Guided Missile (AARGM) program and wind down of the UKAWACS program, partially offset by higher volume on NATO AGS ISS and advanced fuze programs.
Operating Income
Current Quarter
Third quarter 2022 operating income decreased $17 million, or 10 percent, primarily due to lower sales and a lower operating margin rate. Operating margin rate decreased to 11.7 percent from 12.4 percent primarily due to lower net favorable EAC adjustments at Battle Management and Missile Systems, partially offset by improved performance in the Mission Readiness business area.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2022 operating income decreased $48 million, or 9 percent, due, in part, to a $14 million reduction in operating income related to the IT services divestiture. Lower sales volume was partially offset by a higher operating margin rate, which increased to 12.3 percent from 12.0 percent primarily due to improved performance in the Mission Readiness business area.

MISSION SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2022	2021	Change	2022	2021	Change
Sales	$2,456	$2,436	1%	$7,469	$7,613	(2)%
Operating income	368	372	(1)%	1,166	1,177	(1)%
Operating margin rate	15.0%	15.3%		15.6%	15.5%
Sales
Current Quarter
Third quarter 2022 sales increased $20 million, or 1 percent, primarily due to higher restricted sales in the Networked Information Solutions business area as well as higher Surface Electronic Warfare Improvement Program (SEWIP) volume. These increases were partially offset by lower volume on Navigation, Targeting and Survivability programs and the Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (JCREW) program.
Year to Date
Year to date 2022 sales decreased $144 million, or 2 percent, due, in part, to a $42 million reduction in sales related to the IT services divestiture. Year to date 2022 organic sales decreased $102 million, or 1 percent, primarily due to lower volume on Navigation, Targeting and Survivability programs and the JCREW program. These decreases were partially offset by an increase in restricted sales in the Networked Information Solutions business area.
Operating Income
Current Quarter
Third quarter 2022 operating income decreased $4 million, or 1 percent, due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 15.0 percent from 15.3 percent principally due to lower net EAC adjustments, largely in the Maritime/Land Systems & Sensors and Navigation, Targeting & Survivability business areas, partially offset by improved performance on restricted programs at Networked Information Solutions.
Year to Date
Year to date 2022 operating income decreased $11 million, or 1 percent, due to lower sales, partially offset by a higher operating margin rate. Operating margin rate increased to 15.6 percent from 15.5 percent principally due to a $33 million benefit recognized in connection with a contract-related legal matter, partially offset by the previously described overhead rate benefit to fixed price contracts in the prior year.

SPACE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2022	2021	Change	2022	2021	Change
Sales	$3,163	$2,681	18%	$8,997	$7,950	13%
Operating income	290	288	1%	861	865	—%
Operating margin rate	9.2%	10.7%		9.6%	10.9%
Sales
Current Quarter
Third quarter 2022 sales increased $482 million, or 18 percent, due to higher sales in both business areas. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, including a $115 million increase on the Ground Based Strategic Deterrent (GBSD) program and a $103 million increase on the Next Generation Interceptor (NGI) program, as well as higher volume on the GEM63 program in support of Amazon’s Project Kuiper. Sales in the Space business area were driven by a $129 million increase due to ramp-up on the Space Development Agency (SDA) Tranche 1 Transport Layer and Tranche 1 Tracking Layer programs awarded in 2022, as well as higher volume on restricted programs and the Commercial Resupply Services (CRS) program.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2022 sales increased $1.0 billion, or 13 percent, and includes a $16 million reduction in sales related to the IT services divestiture. Year to date 2022 organic sales increased $1.1 billion, or 13 percent, due to higher sales in both business areas. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, including a $356 million increase on NGI and a $327 million increase on GBSD. Sales in the Space business area were driven by a $208 million increase on the SDA Tranche 1 Transport Layer and Tranche 1 Tracking Layer programs awarded earlier this year, as well as higher volume on restricted programs and CRS, partially offset by a $116 million decrease in sales for the James Webb Space Telescope after its successful launch in December 2021.
Operating Income
Current Quarter
Third quarter 2022 operating income was comparable to the prior year period and reflects higher sales and a lower operating margin rate. Operating margin rate decreased to 9.2 percent from 10.7 percent primarily due to lower net EAC adjustments and higher volume on early-stage development programs, such as NGI and GBSD.
Year to Date
Year to date 2022 operating income was comparable to the prior period and reflects higher sales and a lower operating margin rate. Operating margin rate decreased to 9.6 percent from 10.9 percent primarily due to lower net EAC adjustments and higher volume on early-stage development programs, such as NGI and GBSD. Prior year results include the previously described overhead rate benefit to fixed price contracts.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2022		2021		2022		2021
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$1,936	$1,752	$2,233	$2,023	$5,897	$5,289	$7,241	$6,527
Service	542	471	444	393	1,695	1,501	1,250	1,104
Intersegment eliminations	59	52	48	44	182	157	137	124
Total Aeronautics Systems	2,537	2,275	2,725	2,460	7,774	6,947	8,628	7,755
Defense Systems
Product	634	563	618	532	1,842	1,605	1,939	1,687
Service	517	452	585	523	1,513	1,334	1,873	1,664
Intersegment eliminations	194	172	206	179	567	502	586	518
Total Defense Systems	1,345	1,187	1,409	1,234	3,922	3,441	4,398	3,869
Mission Systems
Product	1,711	1,475	1,766	1,498	5,221	4,457	5,300	4,506
Service	496	402	426	354	1,494	1,210	1,578	1,302
Intersegment eliminations	249	211	244	212	754	636	735	628
Total Mission Systems	2,456	2,088	2,436	2,064	7,469	6,303	7,613	6,436
Space Systems
Product	2,698	2,453	2,228	1,991	7,639	6,898	6,580	5,865
Service	437	396	420	371	1,268	1,158	1,267	1,126
Intersegment eliminations	28	24	33	31	90	80	103	94
Total Space Systems	3,163	2,873	2,681	2,393	8,997	8,136	7,950	7,085
Segment Totals
Total Product	$6,979	$6,243	$6,845	$6,044	$20,599	$18,249	$21,060	$18,585
Total Service	1,992	1,721	1,875	1,641	5,970	5,203	5,968	5,196
Total Segment(1)	$8,971	$7,964	$8,720	$7,685	$26,569	$23,452	$27,028	$23,781
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Third quarter 2022 product sales increased $134 million, or 2 percent, primarily due to an increase in product sales at Space Systems, partially offset by a decrease in product sales at Aeronautics Systems. The increase at Space Systems was driven by ramp-up on development programs including NGI and GBSD. The decrease at Aeronautics Systems was principally due to lower volume on restricted programs, as well as the E-2 program.
Third quarter 2022 product costs increased $199 million, or 3 percent, consistent with the higher product sales described above and reflect lower product margin rates at Space Systems, Mission Systems and Defense Systems principally due to lower net EAC adjustments.
Year to Date
Year to date 2022 product sales decreased $461 million, or 2 percent, primarily due to a decrease in product sales at Aeronautics Systems, partially offset by an increase in product sales at Space Systems. The decrease at Aeronautics Systems was principally due to lower volume on restricted programs, as well as the E-2 program. The increase at Space Systems is principally related to ramp-up on development programs including NGI and GBSD, as well as higher volume on the SDA Tranche 1 Transport Layer and Tranche 1 Tracking Layer programs.
Year to date 2022 product costs decreased $336 million, or 2 percent, consistent with the lower product sales.

NORTHROP GRUMMAN CORPORATION
Service Sales and Costs
Current Quarter
Third quarter 2022 service sales increased $117 million, or 6 percent, primarily due to an increase in service sales at Aeronautics Systems, principally on restricted programs, and Mission Systems, partially offset by a decrease in service sales at Defense Systems. The decrease at Defense Systems was driven by lower scope on an international training program, the completion of a Joint Services support program and wind down of the UKAWACS program, partially offset by higher volume on the NATO AGS ISS programs.
Third quarter 2022 service costs increased $80 million, or 5 percent, consistent with the higher service sales described above and reflects higher service margin rates at Mission Systems, Defense Systems and Aeronautics Systems.
Year to Date
Year to date 2022 service sales were comparable with the prior year period. Higher service sales at Aeronautics Systems were offset by the IT services divestiture as well as lower volume on an international training program and completion of a Joint Services support program at Defense Systems. Sales from the divested IT services business, which were largely included in service sales, were $162 million in the prior year period.
Year to date 2022 service costs were comparable with the prior year period, consistent with the service sales described above.
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
Backlog consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2022
Aeronautics Systems	$8,127	$10,513	$18,640	$18,277	2%
Defense Systems	5,908	789	6,697	6,349	5%
Mission Systems	10,192	4,554	14,746	14,306	3%
Space Systems	8,407	31,159	39,566	37,114	7%
Total backlog	$32,634	$47,015	$79,649	$76,046	5%
New Awards
Third quarter and year to date 2022 net awards totaled $8.7 billion and $30.2 billion, respectively, and backlog totaled $79.6 billion. Significant third quarter new awards include $2.8 billion for restricted programs (at Space Systems, Mission Systems and Aeronautics Systems), $1.3 billion for Ground-based Midcourse Defense (GMD) and $0.8 billion for SDA Tranche 1 Tracking Layer.
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
At September 30, 2022, we had $1.7 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. In August 2022, the company entered into a new five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion. The 2022 Credit Agreement replaced the company’s prior five-year, $2.0 billion revolving credit facility entered into in August 2018. In April 2022, we

NORTHROP GRUMMAN CORPORATION
renewed our one-year $500 million uncommitted credit facility. At September 30, 2022, there were no borrowings outstanding under these credit facilities.
Effective January 30, 2021, we completed the IT services divestiture for $3.4 billion cash. Proceeds were primarily used in the first quarter of 2021 for a $2.0 billion accelerated share repurchase and to fund redemption of $1.5 billion of the company’s 2.55 percent unsecured notes due October 2022.
COVID-19 and the CARES Act
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. Our first installment of deferred social security taxes of $200 million was paid in the fourth quarter of 2021 and the second installment of $200 million is due in the fourth quarter of 2022. Under Section 3610, the CARES Act also authorized the government to reimburse qualifying contractors for certain costs of providing paid leave to employees as a result of COVID-19. The company has sought and may continue to seek recovery for certain COVID-19-related costs under Section 3610 of the CARES Act and through our contract provisions, though it is unclear how much we will be able to recover. In addition, the U.S. Department of Defense (DoD) has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and work performed on relevant contracts; it is unclear what steps the DoD will continue to take.
Internal Revenue Code (IRC) Section 174
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five years pursuant to IRC Section 174. We have made federal tax payments of approximately $670 million related to Section 174 during the first nine months of 2022 and expect our full year tax payments to approximate $1.0 billion. Congress is considering, but has not passed, legislation that would defer the amortization requirement to later years. If legislation is passed during the fourth quarter of 2022 and made effective retroactively to January 1, 2022, we expect to immediately file for a refund of taxes paid during 2022, but do not expect we would receive that refund until 2023. As such, we expect the impact of the current Section 174 legislation on our 2022 cash from operations to range between $670 million and $1.0 billion depending on if and when Congress passes additional legislation, whether such legislation is made effective retroactively, the amount of research and development expenditures incurred and paid by the company during 2022, and whether the IRS issues guidance on the provision which differs from our current interpretation.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash provided by operating activities:

	Nine Months Ended September 30		%
$ in millions	2022	2021	Change
Net earnings	$2,816	$4,295	(34)%
Gain on sale of business	—	(1,980)	NM
Non-cash items(1)	(301)	56	(638)%
Pension and OPB contributions	(106)	(108)	(2)%
Changes in trade working capital	(1,855)	(124)	1,396%
Other, net	96	(14)	(786)%
Net cash provided by operating activities	$650	$2,125	(69)%
(1)Includes depreciation and amortization, non-cash lease expense, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.

NORTHROP GRUMMAN CORPORATION
Year to date 2022 net cash provided by operating activities decreased $1.5 billion as compared with the same period in 2021 principally due to increases in trade working capital. During the nine months ended September 30, 2022, the company made $670 million of federal tax payments related to the current provisions of IRC Section 174. During the nine months ended September 30, 2021, the company made $588 million of tax payments related to the IT services divestiture.
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
The table below reconciles net cash provided by operating activities to adjusted free cash flow:

	Nine Months Ended September 30		%
$ in millions	2022	2021	Change
Net cash provided by operating activities	$650	$2,125	(69)%
Capital expenditures	(803)	(682)	18%
Proceeds from sale of equipment to a customer	100	84	19%
Adjusted free cash flow	$(53)	$1,527	(103)%
Year to date 2022 adjusted free cash flow decreased $1.6 billion as compared with the same period in 2021 principally due to lower net cash provided by operating activities and an increase in capital expenditures.
Investing Cash Flow
Year to date 2022 net cash used in investing activities was $663 million compared to net cash provided by investing activities of $2.8 billion in the prior year period principally due to $3.4 billion in cash received from the sale of our IT services business during the first quarter of 2021.
Financing Cash Flow
Year to date 2022 net cash used in financing activities decreased $3.9 billion as compared with the same period in 2021 principally due to a $2.2 billion decrease in debt repayments and a $1.7 billion reduction in share repurchases.
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
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,”

NORTHROP GRUMMAN CORPORATION
“estimate,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2021 Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (SEC). These risks and uncertainties are amplified by the global COVID-19 pandemic and the broader economic environment, which have caused and will continue to cause significant challenges, instability and uncertainty. They include:
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
•impacts of the COVID-19 pandemic (or future health epidemics, pandemics or similar outbreaks), including potential new variants, case surges or prolonged recovery periods, their effects on the broader environment, and varying related government requirements, on: our business, our ability to maintain a qualified and productive workforce, work slowdowns or stoppages, labor shortages, supply chain and logistics challenges, costs we cannot recover and liabilities for which we are not compensated, performance challenges (including cost and schedule), government funding, changes in government acquisition priorities and processes, government payment rules and practices, insurance challenges, and potential impacts on access to capital, the markets and the fair value of our assets
•cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners, and changes in related regulations
•our ability to attract and retain a qualified workforce with the required security clearances and requisite skills to meet our performance obligations
•the performance and viability of our subcontractors and suppliers and the availability and pricing of raw materials and components, particularly with inflationary pressures, increased costs, supply chain disruptions, and extended material lead times
•climate change, its impacts on our company, our operations and our stakeholders (employees, suppliers, customers, shareholders and regulators), and changes in laws, regulations and priorities related to greenhouse gas emissions and other climate change related concerns
•our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations

NORTHROP GRUMMAN CORPORATION
•our ability to meet performance obligations under our contracts, including obligations that require innovative design capabilities, are technologically complex, require certain manufacturing expertise or are dependent on factors not wholly within our control
•natural disasters
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2021 Annual Report on Form 10-K. For more information regarding the economic environment, including global inflationary pressures, and the potential impact to the company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2022, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2022, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
July 2, 2022 - July 29, 2022	234,422	$460.61	234,422	$3,386
July 30, 2022 - August 26, 2022	245,200	482.06	245,200	3,267
August 27, 2022 - September 30, 2022	307,400	482.16	307,400	3,119
Total	787,022	$475.71	787,022	$3,119
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

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

10.1
Credit Agreement, dated as of August 23, 2022, among Northrop Grumman Corporation, as borrower, Northrop Grumman Systems Corporation, as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 23, 2022, File No. 001-16411).

*+10.2	Transition and Retirement Agreement dated as of September 9, 2022 by and between Northrop Grumman Systems Corporation and Mary D. Petryszyn

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: October 26, 2022