Form 10-K
period 2022-12-31
NORTHROP GRUMMAN CORP /DE/
filed 2023-01-26
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
    Yes ☐    No ☒
As of June 30, 2022, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $74.0 billion.
As of January 23, 2023, 153,053,371 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Northrop Grumman Corporation’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

NORTHROP GRUMMAN CORPORATION

i

ii

NORTHROP GRUMMAN CORPORATION

PART I
Item 1. Business
HISTORY AND ORGANIZATION
History
Northrop Grumman Corporation (herein referred to as “Northrop Grumman,” the “company,” “we,” “us,” or “our”) is a leading global aerospace and defense technology company. We deliver a broad range of products, services and solutions to U.S. and international customers, and principally to the U.S. Department of Defense (DoD) and intelligence community. Our broad portfolio is aligned to support national security priorities and our solutions equip our customers with capabilities they need to connect, protect and advance humanity.
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
The company originally was formed in 1939 in Hawthorne, California as Northrop Aircraft Incorporated and was reincorporated in Delaware in 1985, as Northrop Corporation. Northrop Corporation was a principal developer of flying wing technology, including the B-2 Spirit bomber. We developed into one of the largest defense companies in the world through a series of acquisitions, as well as organic growth, including the following:
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
Organization
From time to time, we acquire or dispose of businesses and realign contracts, programs or businesses among and within our operating segments. Internal realignments are typically designed to leverage existing capabilities more fully and to enhance efficient development and delivery of products and services. At December 31, 2022, the company was aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
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
Battle Management & Missile Systems – designs, develops and integrates all-domain command and control (C2) and weapons systems, including munitions and missiles. The business provides integration and interoperability of net-enabled battle management, sensors, targeting and surveillance systems – a backbone architecture for Joint All-Domain Command and Control (JADC2) capable of integrating sensors and shooters, as well as air and missile defense C2 systems. It also develops and produces precision strike weapons; advanced propulsion, including high speed air-breathing and hypersonic systems; and high-performance gun systems and precision munitions. Competencies include system and software development; integration of weapon systems; tactical missile and component development and production; and production of advanced fuzes, munitions and defense electronics. Key programs include:
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
•Hypersonic Attack Cruise Missile (HACM) air-breathing, scramjet propulsion subsystem for the hypersonic air-launched cruise missile to travel at speeds of Mach 5 or greater; and

NORTHROP GRUMMAN CORPORATION

•Forward Area Air Defense Command and Control (FAAD C2), the Army’s long-standing program of record for short range air defense and Counter Rocket, Artillery and Mortar (C-RAM), as well as the interim C2 for Counter Unmanned Aircraft Systems (C-UAS).
Mission Readiness – provides full life cycle service and support for software, weapons systems and aircraft, and logistics support, sustainment, operations and modernization for air, sea and ground systems. It also supports critical warfighter training for complex missions in a realistic virtual environment. Competencies include aircraft, electronics and embedded software sustainment; digital engineering and extended reality training for platform logistics; and maintenance. Key programs include:
•Global system sustainment and operations support for the F-35, B-2, P-3 Orion, E-6B Mercury, KC-30A multi-role tanker, C-27J transport, Global Hawk and Triton programs;
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
•Littoral Combat Ship Mission Module Integration, which provides engineering design, support and production of mission modules for U.S. Navy littoral combat ships; and

NORTHROP GRUMMAN CORPORATION

•DDG Modernization, which is comprised of several subsystems to support modernization of Arleigh Burke-class guided missile destroyers including Integrated Bridge and Navigation Systems (IBNS) and ship control systems.
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
Networked Information Solutions – delivers products, systems and services in the areas of advanced communications and network systems, full spectrum cyber solutions, secure processing, transformational computing, advanced technology development, and Signals Intelligence (SIGINT) mission systems. Competencies include software defined radios and network gateways, communications and counter-communications systems; cyber mission management; large scale cyber solutions for national security applications; cyber survivability; ground software systems; and SIGINT sensors and processing. Key unrestricted programs include:
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
•Exploitation and cyber programs, which provide cyber and intelligence domain support through unique intelligence and cyber capabilities; and
•Airborne Signals Intelligence Payload (ASIP), which delivers key signals intelligence capabilities to the warfighter by detecting, identifying, and locating radar and other types of electronic and modern communication signals.
SPACE SYSTEMS
Space Systems is a leader in delivering end-to-end mission solutions through the design, development, integration, production and operation of space, missile defense, launch and strategic missile systems for national security, civil government, commercial and international customers. Major products include satellites and payloads; ground systems; missile defense systems and interceptors; launch vehicles and related propulsion systems; and strategic missiles. The sector is reported in two business areas: Space and Launch & Strategic Missiles.
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

NORTHROP GRUMMAN CORPORATION

•Cygnus spacecraft, used in the execution of our CRS contracts with NASA;
•Habitation and Logistics Outpost (HALO) module in support of NASA’s Gateway;
•Evolved Strategic SATCOM (ESS) and Protected Tactical SATCOM (PTS) satellites and payloads providing survivable, protected communications to U.S. forces;
•Next-Generation Overhead Persistent Infrared (Next Gen OPIR) program satellites and payloads providing data for missile defense;
•Space Development Agency Tracking and Transport layers providing missile warning/tracking and resilient, low-latency, high-volume data transport communication systems; and
•James Webb Space Telescope (JWST) operations and sustainment contract.
Launch & Strategic Missiles – designs, develops, manufactures and integrates small- and medium-class space launch vehicles to place satellites into earth orbit; suborbital launch vehicles that place payloads into a variety of high-altitude trajectories; large strategic missile systems; and missile defense systems. Competencies include large strategic missile design, integration, production and sustainment, as well as the production of medium- and large-class rocket propulsion systems for human and cargo launch vehicles, hypersonic boosters and missile defense interceptors. Key programs include:
•Ground Based Strategic Deterrent (GBSD) Engineering & Manufacturing Development (EMD) program;
•Missile defense systems, interceptors, targets, mission processing and boosters for the Missile Defense Agency's (MDA) Next-Generation Interceptor (NGI), Ground-based Midcourse Defense Weapon Systems (GWS);
•Development and production of solid rocket motors for NASA’s Space Launch System (SLS) heavy lift vehicle;
•Antares rocket, used in the execution of our Commercial Resupply Services (CRS) contracts with the National Aeronautics and Space Administration (NASA);
•63-inch diameter Graphite Epoxy Motor (GEM 63) and the extended length variation (GEM 63XL) solid rocket boosters used to provide lift capability for the ATLAS V and Vulcan launch vehicles;
•Medium-class solid rocket motors for the U.S. Navy's Trident II Fleet Ballistic Missile program; and
•Intercontinental Ballistic Missile (ICBM) Ground Subsystem Support Contract (GSSC).
CUSTOMER CONCENTRATION
Our largest customer is the U.S. government. Sales to the U.S. government accounted for 86 percent, 85 percent and 84 percent of sales during the years ended December 31, 2022, 2021 and 2020, respectively. For further information on sales by customer type, contract type and geographic region, see Note 16 to the consolidated financial statements. See “Risk Factors” for further discussion regarding risks related to customer concentration.
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

NORTHROP GRUMMAN CORPORATION

BACKLOG
At December 31, 2022, total backlog, which is equivalent to the company’s remaining performance obligations, was $78.7 billion as compared with $76.0 billion at December 31, 2021. For further information, see “Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 1 to the consolidated financial statements.
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
RAW MATERIALS
We have experienced challenges with access to certain raw materials due to macroeconomic factors and several global events such as microelectronics shortages, COVID-19 and geopolitical conflicts. In some cases, these challenges have significantly increased the cost and/or lead time required to obtain certain raw materials. Nonetheless, these challenges have not to date materially impacted our ability to perform on our contracts. See “Risk Factors” for further discussion regarding risks related to raw materials.
HUMAN CAPITAL
Fostering a culture that offers employees opportunities to live our values, deliver for our customers, and act responsibly and sustainably is central to our diverse and talented workforce. Our culture and values enable us to continue attracting qualified talent, particularly those with security clearances and requisite skills in multiple areas, including science, technology, engineering and math. During 2022, despite facing a tight labor market, this focus on our culture and workforce was a factor in our ability to hire approximately 16,000 new employees, and as of December 31, 2022, we have approximately 95,000 employees.
Additional information regarding our human capital strategy is available in our Environmental, Social, and Governance (ESG) Report and Proxy Statement, which can be found on our company website. Information on our website, including our ESG Report (formerly our Sustainability Report), is not incorporated by reference into this Annual Report.
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
We believe our culture and values are vital to the ongoing success of the company, including our ability to attract and retain a talented and diverse workforce. Our values are also integral to our commitment to long-term sustainability, with robust ESG practices across our company. The company has a Standards of Business Conduct program. Our employees are empowered to raise concerns without fear of reprisal. In addition to full-time ethics professionals, we also have over 140 business conduct advisors who promote values and an ethical culture within the company.
Our annual engagement survey gives employees a voice and a mechanism to provide feedback on our culture. This survey is managed by a third-party vendor to encourage employee candor on key engagement drivers, including company leadership, culture, inclusion and career development. In 2022, 79 percent of employees responded to the survey, an indication that our employees believe their feedback matters, and we were named a “High Performing

NORTHROP GRUMMAN CORPORATION

Company” by the third party vendor based on our survey results. Our leaders review the survey responses and work collaboratively with their teams to take meaningful actions based on survey results.
Diversity, Equity and Inclusion
Diversity, equity and inclusion (DE&I) is vital to our culture and our company’s success. Our ability to leverage the power of our diverse workforce enhances employee engagement and enables us to innovate, perform and deliver on quality, which results in value for our shareholders, customers, and employees. Diversity is one of the company’s non-financial ESG performance metrics and is reviewed by the Board of Directors. Across our U.S. employee population, as of December 31, 2022, 25 percent are female, 37 percent are people of color, 18 percent are veterans and 8 percent are persons with disabilities. At the vice president level, 34 percent are female and 19 percent are people of color.
Talent Management
Northrop Grumman’s talent strategy is designed to maximize the full potential of our people and our business. We are focused on providing an end-to-end experience from pre-hire to retirement. This includes creating inclusive, employee-centric experiences, cultivating leadership, offering multiple development pathways and expanding the talent pipeline into and through the company.
We hold regular talent review discussions to ensure line of sight to talent at various levels of the organization. Succession plans are refreshed and reviewed to ensure a robust, diverse pipeline of talent and business continuity with a tight linkage to development.
We focus on accelerating learning and development of our leaders by providing a combination of experiences and education. Our Leading for Impact Program offers developmental paths for new and experienced managers seeking to refresh or build their leadership capabilities. Nearly 3,000 leaders have honed their skills leveraging various learning modalities, including virtual and in-person instructor-led, web-based training and micro-courses to support our managers.
Our employee development programs are designed to strengthen employee skills that align to our current and future business needs, encourage knowledge sharing and support career progression and growth. We utilize My Learning Experience, a machine learning enabled content aggregator designed to create a unique and personalized learning experience for each employee. We offer our employees online career-specific tools and resources and we also support development opportunities through educational institutions with our Education Assistance Program. Our early-in-career rotation program, Pathways, develops talent pipelines with both depth of skills and breadth of experiences that are critical to the company’s future talent needs. Our technical cohort programs are uniquely designed to cultivate technical, domain expertise and collaborative thought leadership for early through advanced career levels.
As our company continues to grow, we rely on an integrated talent acquisition approach. The company strategically attracts, identifies, and onboards candidates in support of business needs and priorities. In order to accomplish our goals, we seek talent with unique perspectives, skills and experiences; maintain strategic relationships with colleges; offer a robust employee referral program; and partner with numerous diversity organizations, military organizations and trusted external partners, with a commitment to growing and supporting a diverse talent pipeline. Amidst the evolving and, at times, challenging hiring environment, we apply agile recruiting methods as we work to adapt to the changing labor marketplace and to ensure employees and candidates have an exceptional experience.
Employee Health and Safety
People are our most valuable resource, and we work diligently to protect the health, safety and well-being of our employees, customers, visitors and others at our facilities. During 2022, we have taken, and continue to take, robust actions in response to the COVID-19 pandemic to help protect the health, safety and well-being of our employees and others. See “COVID-19” in MD&A for further discussion.
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

NORTHROP GRUMMAN CORPORATION

Collective Agreements
Approximately 4,000 employees are covered by 15 collective agreements in the U.S., of which we negotiated four renewals in 2022 and expect to negotiate one renewal in 2023.
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
Contracts
We generate the majority of our business from long-term contracts with the U.S. government for development, production and support activities. Unless otherwise specified in a contract, allowable and allocable costs are billed to contracts with the U.S. government pursuant to the Federal Acquisition Regulation (FAR) and U.S. government Cost Accounting Standards (CAS), which are regulations that govern cost accounting requirements for government contracts. Examples of costs incurred by us and not billed to the U.S. government in accordance with applicable FAR and CAS requirements include, but are not limited to, unallowable employee compensation, charitable donations, interest expense, advertising, and certain legal and travel costs.
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
Fixed-price contracts – Firm fixed-price contracts include a specified scope of work for a price that is a pre-determined, negotiated amount and not typically subject to adjustment regardless of costs incurred by the contractor, absent changes by the customer. As a result, fixed-price contracts typically have more financial risk associated with unanticipated cost growth, but provide the opportunity for higher profit margins. Certain fixed-price incentive fee contracts provide for reimbursement of the contractor’s allowable costs plus a fee up to a cost ceiling amount, typically through a cost-sharing ratio that affects profitability. These contracts effectively become firm fixed-price contracts once the cost-share ceiling is reached. Time-and-materials contracts are considered fixed-price contracts as they specify a fixed hourly rate for each labor hour charged.
Profit margins on our contracts may vary materially depending on, among other things, the contract type, contract phase (e.g., development, low-rate production or mature production), negotiated fee arrangements, achievement of performance objectives, unexpected macroeconomic factors or other circumstances, and cost, schedule and technical performance.
See Note 1 to the consolidated financial statements and “Risk Factors” for further information regarding our contracts and Note 16 to the consolidated financial statements for sales by contract type.

NORTHROP GRUMMAN CORPORATION

The following table summarizes sales for the year ended December 31, 2022, recognized by contract type and customer category:

$ in millions	U.S. Government(1)	International(2)	Other Customers	Total	Percentage of Total Sales
Cost-type contracts	$18,110	$594	$7	$18,711	51%
Fixed-price contracts	13,213	4,254	424	17,891	49%
Total sales	$31,323	$4,848	$431	$36,602	100%
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
In 2022, we announced our next generation environmental sustainability goals. These goals focus on Northrop Grumman’s facilities in addition to supply chain partners and customers:
•Net zero greenhouse gas emissions in operations by 2035;
•Source 50 percent of total electricity from renewable sources by 2030;
•Strengthen leadership in operational footprint reduction through setting and achieving pioneering targets in environmental stewardship by 2025, including potable water use and solid waste to landfill;
•In collaboration with key customers, work to develop a pioneering product stewardship program focused on material efficiency, product design and life cycle assessment;
•Update the company’s "Standards of Business Conduct for Suppliers and Other Trading Partners" to incorporate industry-leading sustainability practices by 2023;
•Expand Technology for Conservation initiatives in proximity to Northrop Grumman's U.S. locations by 2030, in collaboration with external partners.
Additional information regarding our environmental sustainability goals is available in our ESG Report, which can be found on our company website.
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

NORTHROP GRUMMAN CORPORATION

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
Our primary customer is the U.S. government, from which we derived 86 percent of our sales in 2022; we have a number of large programs with the U.S. Department of the Air Force, in particular. The U.S. government has the ability to delay, modify or cancel ongoing competitions, procurements and programs, as well as to change its future acquisition strategy. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in the threat environment, defense spending levels, government priorities, political leadership, procurement practices and strategy, inflation and other macroeconomic trends, military strategy; or broader changes in social, economic or political demands and priorities.
The U.S. government has the ability to terminate contracts, in whole or in part, for its convenience or for default based on performance. In the event of termination for convenience, contractors are generally protected by provisions covering reimbursement for costs incurred and profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned. In the event of termination due to default, contractors may be required to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract, as well as other damages. Termination due to our default (or that of a teammate) could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows.
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
A significant shift in government priorities, programs or strategies could have a material adverse effect on our financial position, results of operations and/or cash flows.
▪Significant delays or reductions in appropriations for our programs and U.S. government funding more broadly, including a prolonged continuing resolution or breach of the debt ceiling, can negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.
U.S. government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds annually even though the program performance period may extend over several years. Programs are often partially funded initially, with additional funds committed only as Congress makes further appropriations. When we or our subcontractors incur costs in excess of funds obligated on a contract, we are generally at risk for reimbursement unless and until additional funds are obligated to the contract. We cannot predict what funding will ultimately be approved for individual programs. In addition, pressures on, as well as laws and plans relating to the federal budget, potential changes in priorities and defense spending, the timing and substance of the appropriations process, use of continuing resolutions (with restrictions, e.g., on new starts) and the federal debt limit (including a breach), have adversely affected and could adversely affect the amount and timing of funding for individual programs and delay purchasing or payments by our customers. In the event government

NORTHROP GRUMMAN CORPORATION

funding for our significant programs is reduced, delayed or unavailable, or orders are reduced, our contracts or subcontracts, or competitions for such programs have at times been, and in the future may be, terminated or changed.
The U.S. continues to face an uncertain and changing political environment, along with substantial fiscal and economic challenges, which affect funding. The budget and macroeconomic environment, political instability, and uncertainty surrounding the appropriations processes and the debt ceiling, remain significant short and long-term risks. See “Overview” in MD&A. Considerable uncertainty exists regarding how future budget and program decisions will unfold. If annual appropriations bills are not timely enacted, the U.S. government may continue to operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on budgets, and we may face a prolonged government shutdown that could lead to program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to progress programs and make timely payments. A prolonged shutdown could limit our ability to perform on our contracts and successfully compete for new work. If the statutory debt limit is not increased adequately, we could be obligated to work without receiving timely payments. A prolonged breach could have far-reaching adverse consequences. If current macroeconomic pressures (especially from inflation and labor and supply chain challenges) are prolonged or worsen, and increased costs continue, then existing or anticipated appropriated and contracted funds may not be sufficient to cover costs incurred on existing or future programs. The National Defense Authorization Act for FY 2023 grants DoD discretionary authority under limited circumstances to provide extraordinary relief to contractors to address certain inflationary impacts under the current macroeconomic environment for FY 2023. This or other relief may not be available or adequate to address the significant impacts of the broader macroeconomic environment.
Future funding for certain programs in which we participate may be reduced, delayed or cancelled. Budget cuts globally could adversely affect the viability of our subcontractors and suppliers. While we believe that our business is well-positioned in areas for future defense spending, changing priorities, budget pressures, defense spending cuts, challenges in the appropriations process, the possibility of a year-long continuing resolution and breach of the debt ceiling, ongoing fiscal debates and the global economic environment increase uncertainties and risk.
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
Contract accounting requires judgment, including in assessing risks, estimating contract revenues and costs, and predicting future performance. Given the size and nature of our many contracts, estimating total revenues and costs at completion is complex and subject to many variables. When there is sufficient information to assess expected future performance, we consider performance related incentives, awards and penalties in estimating revenue and profit rates. Suppliers’ expected performance, and the availability and costs of labor, materials and components, are also considered.
Our operating income can be adversely affected when estimated contract costs increase, especially without comparable increases in revenue. There are many reasons estimated contract costs can increase. They include: macroeconomic trends (including inflation, labor shortages and supply chain challenges); delays or limitations in customer funding; design or other development challenges; production challenges (including from technical or quality issues and other performance concerns); inability to realize learning curves or other cost savings; changes in laws or regulations; actions necessary for long-term customer satisfaction; global pandemics, such as COVID-19; and natural disasters or environmental matters. For example, as discussed in greater detail in Note 12 to the consolidated financial statements, our latest estimated cost to complete the low-rate initial production (LRIP) phase of the B-21 program reflects updated estimates for adverse impacts from these macroeconomic factors, as well as potential opportunities to address them.
We aim to mitigate this risk through contract terms, and we have filed and may file requests for equitable adjustment or claims to seek recovery in whole or in part for our increased costs. We have also sought, and will seek, other avenues, as appropriate, to compensate the company for certain unexpected cost increases. However, our contracts may not enable full recovery, and/or the government may disagree with our requests and may not have funding to cover them.

NORTHROP GRUMMAN CORPORATION

Our risk varies with the type of contract. Fixed-price contracts inherently tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, labor rates and shortages, and supplier challenges. In 2022, approximately half of our sales were derived from fixed-price contracts. We have more often entered into fixed-price contracts where costs can be more reasonably estimated based on actual experience, such as for mature production programs. However, our customers may also seek fixed-price contracts for development programs, combined development and production programs, or low-rate initial production programs, where the risks are greater. In addition, our contracts contain provisions relating to cost controls and audit rights. If we do not achieve our estimates or meet terms in our contracts, our profitability has at times been and may be reduced, and we have incurred and may incur losses.
Certain of our fixed-price contracts include or may include fixed-price development work. This work is inherently more uncertain, and, as a result, there is typically more variability in estimates of the costs to complete the development stage. As work progresses into production, the risks associated with estimating total costs are typically reduced. While management uses its best judgment to estimate costs associated with fixed-price contracts, future events could result in significant adjustments.
Under cost-type contracts, allowable costs are generally subject to reimbursement plus a fee. We often enter into cost-type contracts for development programs with complex design and technical challenges. These cost-type programs typically have award or incentive fees that are uncertain and may be earned over extended periods or towards the end of the contract. In these cases, the financial risks are typically in recognizing profit, which ultimately may not be earned, or program cancellation if cost, schedule, or technical performance issues arise. We also face additional financial risk when solicitations require us to bid on cost-type development work and fixed-price production lots and/or options in one submission, or cost-type development work requiring us to provide certain items at our expense or with little or no fee. Ongoing macroeconomic challenges increase these risks.
Because of the significance of management’s judgments and the estimation processes, and the difficulties inherent in estimating future costs, particularly in a challenging macroeconomic environment, it is possible that we could see materially different results. Changes in underlying assumptions, circumstances or estimates, and the failure to prevail on claims could have a material adverse effect on the profitability of one or more of our contracts and on our overall financial position, results of operations and/or cash flows. See “Critical Accounting Policies, Estimates and Judgments” in MD&A and Note 12 to the consolidated financial statements.
▪The global macroeconomic environment could negatively impact our business and our financial position, results of operations and/or cash flows could be materially adversely affected.
Our business, financial position, results of operations and/or cash flows have been and may continue to be adversely impacted by the global macroeconomic environment. The global macroeconomic environment has experienced, and continues to experience, extraordinary challenges, including high rates of inflation; widespread disruptions in supply chains; workforce challenges, including labor shortages; and market volatility. These challenges have, among other things, led to increased costs, labor and supply shortages, and delays and disruption in performance, as well as competing demands for scarce resources. Those challenges have adversely impacted our customers, our industry, our company, our suppliers and others with whom we do business. While some aspects of the macroeconomic environment appear to be improving, and we have been able to mitigate some of the challenges (especially with respect to labor shortages), other challenges persist. We cannot predict the future trajectory of this risk, including how the macroeconomic environment will evolve or how it will continue to impact us.
We (including our suppliers and other partners) have and may continue to experience inflationary pressures, supply chain disruption and labor and material cost increases at a rate higher than anticipated. Given the nature of our business and our contracts (many of which are fixed price and of long duration), we may be unable to recover some of these increased costs or to offset such costs with greater than expected efficiencies. Our government customers are likely to continue to face competing priorities and increased demands for their limited resources. We cannot predict how long these challenges will persist or how they will change over time. We continue to work proactively to mitigate these challenges. However, if we are unable to do so successfully, our financial position, results of operations and/or cash flows could be materially adversely affected.
▪Competition within our markets and bid protests may affect our ability to win new contracts and result in reduced revenues and market share.
We operate in highly competitive markets and our competitors may have more financial capacity or more extensive or specialized engineering, manufacturing, or marketing capabilities. They may be willing to accept more risk or lower profitability in competing for contracts. We have seen, and anticipate we will continue to see, increased

NORTHROP GRUMMAN CORPORATION

competition in some of our core markets, especially as a result of our customers’ budget pressures, their focus on affordability and competition, and our own success in winning business. We are facing increasing competition in the U.S. and outside the U.S. from U.S., foreign and multinational firms, including new entrants. We are also facing increasing competition for, and more limited access to various critical products, services and other supplies. In some instances, foreign companies may receive loans, subsidies and other assistance from their governments that may not be available to U.S. companies and foreign companies may be subject to fewer restrictions on technology transfer. Some customers, including the DoD, are turning to commercial contractors, rather than traditional defense contractors, for some products and services, and continue to utilize small business contractors or determine to source work internally. In addition, our success in competing and remaining cost-competitive depends, in part, on our ability successfully to effect our digital transformation strategy and to adopt and integrate new digital manufacturing and operating technologies into our products and services.
Bid protests can result in contract modifications or the award decision being reversed and loss of the contract award. Even where a bid protest does not result in such a loss, it can delay execution and earnings.
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
The size, nature and complexity of our business make us particularly susceptible to investigations, claims, disputes, enforcement actions, prosecutions, litigation and other legal proceedings (collectively “legal proceedings”), particularly those involving governments, which have at times been, and may continue to be, increasingly aggressive. We are and may become subject to legal proceedings globally (including criminal, civil and administrative) and across a broad array of matters, including, but not limited to, government contracts, cost accounting, financial accounting or reporting, commercial transactions, false statements or claims, pension accounting, antitrust, compliance with government orders, mischarging, security (cyber and physical), performance, fraud, procurement integrity, securities laws and requirements, products liability, warranties, hazardous materials, personal injury claims, environmental (including remediation and toxic torts), shareholder derivative actions, M&A, intellectual property, tax, corporate law, employees, export/import, anti-corruption, debt and equity, labor, health and safety, the COVID-19 pandemic and the company’s response to it, accidents, launch failures, employee benefits and plans, including pension plans and plan administration, improper payments, and privacy, as well as matters relating to the Orbital ATK Federal Trade Commission (FTC) decision and order. These matters can divert resources; result in administrative, civil or criminal fines, penalties or other sanctions (including judgments, convictions, consent or other voluntary decrees or agreements), compensatory, treble or other damages, non-monetary relief, or other liabilities; and otherwise harm our business and our ability to obtain and retain awards. Certain allegations may lead to suspension or debarment from government contracts or suspension of export/import privileges for the company or one or more of its components. Suspension or debarment or criminal resolutions in particular could have a material adverse effect on the company because of our reliance on government contracts and export authorizations. An investigation, claim, dispute, enforcement action or litigation, even if pending or not ultimately substantiated or if fully indemnified or insured, can negatively impact our reputation among our customers and the public, and make it substantially more difficult for us to compete effectively for business, obtain and retain awards, ensure adequate funding for our programs or obtain adequate insurance in the future. Investigations, claims, disputes, enforcement actions, litigation or other legal proceedings could have a material adverse effect on our financial position, results of operations and/or cash flows. See Note 11 to the consolidated financial statements for information regarding investigations, claims and litigation.
▪The improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate can impact our reputation, our ability to do business and our financial position, results of operations and/or cash flows.
We have implemented policies, training and other compliance controls, and have negotiated terms designed to prevent misconduct by employees, agents or others working with us or on our behalf that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy, intellectual property and

NORTHROP GRUMMAN CORPORATION

contract terms. However, we cannot ensure that we will prevent all such misconduct committed by our employees, agents, suppliers, partners or others working with us or on our behalf. We have in the past experienced and may in the future experience such misconduct, despite a vigorous compliance program, our values and strong culture. This risk of improper conduct may increase as we continue to expand globally, with greater opportunities and demands to do more business with local and new partners, and in new environments. At the same time, law enforcement agencies are continuing to focus collaboratively on combating global corruption and other misconduct. In the ordinary course we form and are members of joint ventures (with that term used throughout to refer to joint efforts or business arrangements of any type). Notwithstanding our robust processes, we are unable to prevent any and all misconduct or violations of applicable laws by these joint ventures (including their officers, directors and employees) or our partners. Improper actions by our employees or those with whom or through whom we do business subjects us to risk of administrative, civil or criminal investigations and enforcement actions; monetary and non-monetary penalties; liabilities; and the loss of privileges and other sanctions, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.
▪As a U.S. government contractor, we and our partners are subject to various procurement and other laws, regulations and contract terms applicable to our industry, as well as those more broadly applicable to industry, and we could be adversely affected by changes in such laws, regulations or terms, or any negative findings by the U.S. government as to our compliance with them. We also may be adversely affected by changes in our customers’ business practices globally.
U.S. government contractors (including their subcontractors and others with whom they do business) must comply with various specific procurement laws, regulations, rules and other legal requirements, as well as ones more broadly applicable. These various legal requirements, although sometimes customary in government contracting, increase costs and risks. They have been and are evolving at a significant pace. The costs are not always fully recoverable. New laws or other requirements, or changes to existing ones (including, for example, related to cyber, information protection, cost accounting, climate, environment, COVID-19, securities, competition, compensation costs, taxes, counterfeit parts, pensions, and use of certain non-US equipment) or changes in how government agencies interpret existing ones, can significantly increase our costs and risks and reduce our profitability.
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the DCAA, Defense Contract Management Agency (DCMA) and the DoD Inspector General. These agencies review performance under our contracts, our cost structure and accounting, and our compliance, and the adequacy of our systems in meeting government requirements. Costs ultimately found to be unallowable or improperly allocated may not be reimbursed or may be refunded. When an audit uncovers improper or illegal activities, we are subject to possible civil and criminal penalties, sanctions, or suspension or debarment. Whether or not illegal activities are alleged, the U.S. government has the ability to decrease or withhold certain payments when it deems systems to be inadequate, with significant financial impact, regardless of the ultimate outcome. In addition, we risk serious reputational harm in situations involving allegations of impropriety made against us or our business partners.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices globally, in part as a result of changes in the global security and threat environment and an increased focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds. We have experienced and may continue to experience an increased number of audits and challenges to our claims and our business systems for current and past years, as well as longer periods to close audits, broader requests for information and an increased risk of withholdings of payments. For example, the thresholds for certain allowable costs have been reduced; and the allowability of other costs and how the company treated them, including certain costs related to pensions, and certain assumptions used by the company to determine pension expense, are being challenged and investigated, all with risks and costs to the company. The U.S. government is also pursuing alternatives to shift additional responsibility and performance risks to the contractor. The U.S. government has been pursuing and may continue to pursue policies that could negatively impact our profitability. Changes in procurement practices, including those favoring incentive-based fee arrangements; fixed price development or long-term production programs; different award criteria; non-traditional contract provisions; and contract negotiation offers that indicate what our costs should be, have affected and may in the future affect our profitability and predictability.
We (again, including our subcontractors and others with whom we do business) also are subject to, and expected to perform in compliance with, a vast array of federal, state and local laws, regulations, contract terms and requirements related to our industry, our products and the businesses we operate, as well as those more broadly applicable to industry, such as securities laws and regulations. These laws and regulations include, but are not

NORTHROP GRUMMAN CORPORATION

limited to, the Truthful Cost or Pricing Data Act, False Claims Act, Procurement Integrity Act, CAS, FAR/DFAR, export controls and international sanctions, FCPA (and similar anti-corruption provisions) and SEC rules and regulations, as well as those related to pandemics. These requirements, whether specific to our industry or broadly applicable, may limit our ability to achieve our goals. If we are found to have violated any such requirements, or are found not to have acted responsibly, we may be subject to a wide array of actions, including contract modifications or termination; payment withholds; the loss of export/import privileges; administrative, civil or criminal judgments or penalties (including convictions, agreements, fines, damages and non-monetary relief); or suspension or debarment.
If we or those with whom we do business do not comply with the laws, regulations, rules, contract terms and processes to which we are subject or if customer business practices or requirements change significantly, including with respect to allowable costs, it could affect our ability to compete and have a material adverse effect on our financial position, results of operations and/or cash flows.
▪Environmental matters, including unforeseen costs associated with compliance and remediation efforts, and government and third party claims, could have a material adverse effect on our reputation and our financial position, results of operations and/or cash flows.
Our operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations, including as they may be expanded, otherwise changed or enforced differently over time. Compliance with these existing and evolving environmental laws and regulations requires, and is expected to continue to require, significant operating and capital costs. We may be subject to substantial administrative, civil or criminal fines, penalties or other sanctions (including suspension and debarment) for violations. If we are found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the Environmental Protection Agency on a list of facilities that generally cannot be used in performing on U.S. government contracts until the violation is corrected.
We incur, and expect to continue to incur, substantial remediation costs related to the cleanup of pollutants previously released into the environment. Stricter or different remediation standards or enforcement of existing laws and regulations; new requirements, including regulation of new substances; discovery of previously unknown or more extensive contamination or new contaminants; imposition of fines, penalties, or damages (including natural resource damages); a determination that certain remediation or other costs are unallowable; rulings on allocation or insurance coverage; and/or the insolvency, inability or unwillingness of other parties to pay their share, could require us to incur material additional costs in excess of those anticipated.
We are and may become a party to various legal proceedings and disputes involving government and private parties (including individual and class actions) relating to alleged impacts from pollutants released into the environment, including bodily injury and property damage. These matters could result in material compensatory or other damages, remediation costs, penalties, and non-monetary relief, and adverse determinations on allowability or insurance coverage.
The company is engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, as included in Note 12, substantial remediation costs related to the legacy Bethpage environmental conditions. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and our costs may increase materially. In 2022, the company entered into a consent decree with the State of New York and reached agreements with the Department of Defense and Bethpage and South Farmingdale Water Districts to resolve claims involving these parties. In addition, we are a party to, and may become a party to, various legal proceedings with individual and class action plaintiffs alleging personal injury and property damage, as well as with insurance carriers and other parties.
Government and private parties also seek to hold us responsible for liabilities or obligations related to former operations that have been divested or spun-off and/or for which we believe other parties have agreed to be responsible and/or to indemnify us. These rights may not be sufficient to protect us.
The impact of these factors is difficult to predict, but one or more of them could harm our reputation and business and have a material adverse effect on our financial position, results of operations and/or cash flows.
▪Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our profitability and cash flow.
We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, have affected and

NORTHROP GRUMMAN CORPORATION

could affect our tax expense. In addition, the final determination of any tax audits or related litigation, in particular with regard to our positions on research credits and timing of revenue recognition under IRC Section 451(b), could be materially different from our historical income tax provisions and accruals.
As a result of our acquisition of OATK in 2018, we may be subject to future tax audits and legal challenges involving OATK (including its subsidiaries and their successors) or the spinoff of its then subsidiary Vista Outdoor, and we may be unable to obtain indemnification or we may be required to indemnify Vista.
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
We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases, including COVID-19. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility. As discussed in our prior and current Form 10-K and 10-Q filings, our operations have been and we expect will continue to be impacted by the COVID-19 pandemic and its related economic challenges. However, the company has worked hard to address and mitigate adverse impacts from COVID-19, and we do not currently anticipate significant additional direct impacts from the pandemic itself on our operations. Nonetheless, we cannot predict the future course of events.
If, for example, the COVID-19 pandemic worsens, due to spread, new or additional variants, or if a new health epidemic or outbreak were to occur, we likely would experience broad and varied impacts, including potentially to our workforce and supply chain, with inflationary pressures and increased costs (which may or may not be fully recoverable or insured), schedule or production delays, market volatility and other financial impacts. If any or all of these items were to occur, we could experience adverse impacts on our overall performance, operations and financial results. Given the tremendous uncertainties and variables, we cannot at this time predict the impact of the global COVID-19 pandemic, or any future health epidemics, pandemics or similar outbreaks, but any one could have a material adverse effect on our business, financial position, results of operations and/or cash flows.
▪Our business could be negatively impacted by cyber and other security threats or disruptions.
As a defense contractor, we face significant cyber and other security threats. They include, among other things, attempts to gain unauthorized access to sensitive information or otherwise compromise the integrity, confidentiality and/or availability of our systems, hardware and networks, and the information on them; insider threats; ransomware; threats to the safety of our directors, officers and employees; threats to our facilities, infrastructure, products (we produce and use), and subcontractors or other suppliers (referred to inclusively as suppliers); and threats from terrorist acts, espionage, civil unrest and other acts of aggression. We are also subject to increasing government, customer and other cyber and security requirements, including disclosure obligations.
We have robust measures in place to address and mitigate cyber-related risks. However, we have experienced cyber attacks and expect we will continue to experience additional attacks in the future, including from nation states and criminal actors. We continue to invest in the cybersecurity and resiliency of our networks and products and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. These include timely detection of incidents through monitoring, training, incident response capabilities, and mitigating cyber and security risks to our data, systems, products and services. We also partner with the government and others in our industry to help protect national security. However, given the complex and evolving nature of cyber and other security threats, including threats from targeting by more advanced and persistent adversaries, including nation states, these efforts may not be fully effective, particularly against previously unknown vulnerabilities that could go undetected for an extended period.
Our customers and partners (including our suppliers and joint ventures) to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements, including ones for which others may seek to hold us responsible. We depend on our customers, suppliers, and other business partners to implement adequate controls and safeguards to protect against and report cyber incidents. If they fail to deter, detect

NORTHROP GRUMMAN CORPORATION

or report cyber incidents in a timely manner, we may suffer financial and other harm, including to our information, operations, performance, employees and reputation.
Although we implement various measures and controls to monitor and mitigate risks associated with these threats and to increase the cyber resiliency of our infrastructure and products, there can be no assurance that these processes will be sufficient. Successful attacks could lead to losses or misuse of sensitive information or capabilities; theft or corruption of data; harm to personnel, infrastructure or products; financial costs and liabilities; protracted disruptions in our operations and performance; and the misuse of our products, as well as damage to our reputation as a provider of cyber-related or cyber-protected goods and services. We have not always been able to and may in the future not always be able to obtain adequate insurance to cover our losses.
Cyber threats, both on premises and in the cloud, are evolving and include, but are not limited to: malicious software, destructive malware, ransomware, attempts to gain unauthorized access to systems or data, disruption to operations, critical systems or denial of service attacks; unauthorized release of confidential, personal or other protected information (ours or that of our employees, customers or partners); corruption of data, networks or systems; harm to individuals; and loss of assets. We have been and could be impacted by cyber threats or other disruptions or vulnerabilities found in products or services we use or in our internal, partners’ or customers’ systems that are used in connection with our business. Some of these threats are zero-day attacks associated with previously unknown vulnerabilities in third party software or products we utilize in our business. Cyber events, if not prevented or effectively mitigated, have caused and could cause harm and require remedial actions. They could also damage our reputation, disrupt performance, impact our ability to obtain future insurance coverage, and lead to loss of business, regulatory actions, liabilities or other financial losses, for which we do not have adequate sources of recovery.
We also face threats to our physical security, including to our facilities and the safety and well-being of our people. These threats could involve terrorism, insider threats, workplace violence, civil unrest, natural disasters, damaging weather, or fires, which could adversely affect our company. Our customers and suppliers face similar risks that, if realized, could also adversely impact our operations. Such acts could cause delays, manufacturing downtime, or other impacts that could detrimentally impact our ability to perform our operations. We could also incur unanticipated costs to remediate impacts and lost business.
We provide systems, products and services to various customers who also face cyber threats. Our systems, products and services may not be able to detect or deter threats, or effectively to mitigate resulting losses. These losses could adversely affect our customers and our company.
We also face increasing and evolving disclosure obligations related to cyber and other security events. Despite rigorous processes, we risk failing to meet all of our existing or future disclosure obligations and/or having our disclosures misinterpreted.
The occurrence and impact of these various risks are difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations and/or cash flows.
▪Our ability to win new competitions and meet the needs of our customers depends, in part, on our ability to maintain a qualified workforce.
Our operating results and growth opportunities are heavily dependent upon our ability to attract and retain sufficient qualified and diverse personnel who are or can reasonably be cleared (and obtain program access), who have the requisite skills in multiple areas, including science, technology, engineering and math, and who share our values and are able to operate effectively consistent with our culture. Outside the U.S., it is increasingly important that we are also able to attract and retain personnel with relevant local qualifications and experience. We continue to face increased competition for talent, both with traditional defense companies and commercial companies, globally, and with increasing wage rates. In addition, during the COVID-19 pandemic, we have faced labor shortages, as a result of both absenteeism among our workforce and a tight labor market more broadly, among other factors. While we continue to have labor challenges, they seem to be lessening, as we are realizing benefits from extensive hiring and retention programs. Of course the risk of insufficient personnel may again increase, either broadly or with respect to select critical staffing requirements. If necessary qualified personnel are more scarce or more difficult to attract or retain under reasonable terms, or if we experience a high level of attrition, generally or in particular areas, or if such personnel are increasingly unable to obtain security clearances or program access on a timely basis or are unable to be timely and effectively trained, we would expect higher labor-related costs and we could face challenges performing on various of our programs and meeting financial expectations. In addition, the macroeconomic environment, including continued challenges in the global labor market, may further affect our ability to hire,

NORTHROP GRUMMAN CORPORATION

develop and retain the necessary talented and diverse workforce, and to maintain performance levels and our corporate culture. These challenges may be further compounded by a significant element of remote work. There is also the risk that we are unable to achieve our diversity, equity and inclusion objectives or, more broadly, to meet sustainability goals increasingly required by our shareholders, employees, the government and other stakeholders.
Certain of our employees are covered by collective agreements. We generally have been able to renegotiate renewals to expiring agreements without significant disruption of operating activities. However, the environment appears to be shifting, and if, for example, we experience difficulties with renewals and renegotiations of existing collective agreements, or if our employees pursue new collective representation, we could incur additional expenses and may be subject to work stoppages or other labor-related disruptions. Any such expenses or delays could adversely affect our performance and results.
If we are unable to attract and retain a qualified workforce, we may be unable to maintain our competitive position or achieve our results, and it could have a material adverse effect on our financial position, results of operations and/or cash flows.
•Our earnings and profitability depend, in part, on subcontractor and supplier performance and financial viability as well as raw material and component availability and pricing.
We rely on other companies to provide raw materials, chemicals and components and subsystems for our products, produce hardware elements and sub-assemblies, provide software and intellectual property, provide information about the parts they supply to us, and perform some of the services we need for our operations or provide to our customers, and to do so in compliance with all applicable laws, regulations and contract terms, while maintaining strong values and cultures. Disruptions or performance problems with our subcontractors or other suppliers (referred to inclusively as suppliers), unanticipated cost growth for the products and services they provide, failure to meet regulatory or contractual requirements, unethical behavior, or a misalignment between our contractual obligations to our customers and our agreement with our suppliers, have had and may continue to have various adverse impacts on the company, including on our ability to meet our commitments to customers and financial expectations. This risk of delays and disruptions in the supply chain, and supply chain challenges more broadly, has been and continues to be significantly heightened globally, in the current macroeconomic environment.
Our ability to perform our obligations on time is adversely affected if one or more of our suppliers is unable to provide the agreed-upon products, materials or information, or perform the agreed-upon services in a timely, compliant and cost-effective manner. Changes in political or economic conditions, including changes in demand, changes in the macroeconomic environment (including inflation and labor and supply chain challenges), changes in defense budgets and/or priorities, changes in export/import restrictions, evolving requirements, or changes in access to critical technology and materials (including metals and components), among others, have adversely affected and could in the future adversely affect the financial stability of our suppliers and/or their ability to perform effectively. The inability of our suppliers to perform effectively has required and may require us to provide them additional support and/or to transition to alternate suppliers, if available, with additional costs and delays. We expect we will need to continue to provide additional resources to support certain of our suppliers in performing under our contracts. In addition, if we are unable to do that, we may face additional losses and liabilities under our current contracts and adversely impact the prospects for certain new ones.
In connection with our U.S. government contracts, we are required to procure certain materials, components and parts from supply sources approved by the customer. For example, we require assured access to certain microelectronics. Our ability to produce and/or deliver products will be significantly impacted if the microelectronics manufacturing supply chain is cut off or significantly delayed. We and our suppliers are also facing increased regulatory requirements globally. We may be held responsible not only for our compliance, but that of our suppliers. For some components, there has been or may be only one supplier, or one domestic supplier. If that supplier cannot meet our needs, we may be unable to find a suitable alternative and to meet our obligations.
Our procurement practices are intended to reduce the risk we procure counterfeit, unauthorized or otherwise non-compliant parts or materials. We rely on our suppliers also to comply with applicable laws and contract terms, to ensure the quality of their components and effectively to mitigate the risk of cyber and security threats or other disruptions to their performance.
If our suppliers are not financially viable, incur increased costs of delays, fail to comply with legal requirements, or otherwise fail to address these risks and meet their obligations to us, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

•Risks associated with environmental, social and governance matters (ESG), including especially climate change and other environmental impacts, and increased focus and evolving views of our customers, shareholders and other stakeholders on these issues, could negatively affect our business and operations.
Environmental, social and governance matters significantly impact our business and operations and present evolving risks and challenges. Environmental impacts, including climate change specifically, create short and long-term financial risks to our business globally. We have significant operations located in regions that have been, and may in the future be, exposed to significant weather events and other natural disasters. Climate related changes can impact natural disasters, including weather patterns, with the increased frequency and severity of significant weather events (e.g., flooding, hurricanes and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g., drought, desertification, and/or poor water quality).
Increased worldwide focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas emissions. New or more stringent laws and regulations related to greenhouse gas emissions and other climate change related concerns have affected and will likely continue to affect us, our suppliers and our customers. Some of our facilities are, for example, engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide, or rely on products from others that do so. We are working to identify opportunities to utilize alternatives to fossil-based energy sources, to decrease our greenhouse gas emissions, to reduce our consumption of water and generation of waste, and to ensure our compliance with environmental regulations where we operate, enhancing our record of environmental sustainability. However, new and evolving laws, regulations and rule makings globally are expected to impose different and more restrictive standards, and require greater disclosures. They could also require capital investments, including to transition to low emission technologies, could adversely impact our ongoing operations, and could require changes on a more accelerated time frame. In the U.S., both the SEC and DoD are actively engaged in climate-related rule-makings. Our suppliers are expected to face similar challenges and incur additional compliance costs that may be passed on to us. These direct and indirect costs may adversely impact our results of operations and financial condition. And non-compliance with legislative and regulatory requirements could also negatively impact our reputation and ability to do business.
In 2022, the SEC and FAR council issued proposed rule-makings on climate change. The new proposed rules, depending on how they are finally adopted, as well as other changes the government might implement, could impose significant new burdens on the company and our suppliers, with significant costs and operational impacts, and adversely impact our ability to win business and operate successfully.
Changes in our customers’ requirements, priorities, and ways of doing business are also likely to have an impact on our business, operations, and financial success. These changes create opportunities and risks. If, for example, our customers develop requirements and adopt policies that place further emphasis on social and environmental objectives, and we are unable to meet those evolving demands, we will be less successful in selling our products, winning new business, and growing our revenues.
The company is building on its strong environmental record, with a particular focus on the reduction of greenhouse gas emissions from our operations, and has set a goal to achieve net zero greenhouse gas emissions in our operations by 2035. The company is committed to working to achieve its climate change related objectives. However, the costs of doing so may be greater than expected, and there can be no assurance the company will achieve its objectives, or meet the evolving sustainability expectations and standards of our investors and other external stakeholders. Any failure to achieve our goals, a perception that we are not responsible stewards, or failure effectively to respond to new or evolving legal and regulatory requirements or other sustainability concerns could adversely affect our business, reputation or financial position.
The company also has a strong record and is deeply committed to maintaining robust social and governance practices consistent with our values. As with environmental sustainability matters, shareholders and other stakeholders are increasingly interested in these social and governance practices, including, for example, with respect to values, risk management oversight, responsible business practices, and diversity, equity and inclusion.
Shareholders and others have increasingly looked to a company’s ESG practices, disclosures and performance when making investment or other financial decisions. Customers, regulators and oversight agencies have been increasing requirements and enforcement activities. And employees increasingly look to ESG practices in considering where to work. We believe our ESG practices, disclosures and performance are strong and growing. However, if they do not meet the evolving expectations of our stakeholders, we can expect to experience adverse impacts on our reputation and our ability to win programs, to employ and retain talent, to remain in compliance, and to continue to enjoy

NORTHROP GRUMMAN CORPORATION

access to capital. A failure to meet expectations may materially negatively affect our results of operations, ability to manage our liquidity, or implement our strategies.
The effects and costs of environmental, social and governance concerns or any failure to meet related requirements or expectations could have a material adverse effect on our financial position, results of operations and/or cash flows.
▪Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, laws and regulations.
Sales to customers outside the U.S. are an important component of our strategy. Our international business (including our participation in joint ventures, requirements for local content, and our global supply chain) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks is expected to increase if and as our international business continues to grow.
Our international business is generally subject to both U.S. and foreign laws, regulations and practices, including, without limitation, ones relating to export/import controls, sanctions, technology transfers, government contracts and procurement, local participation, data privacy and protection, exchange rates and controls, the FCPA and other anti-corruption laws, anti-boycott provisions, securities laws, labor and employment, works councils and other labor groups, taxes, environment, security restrictions and intellectual property. Failure by us, our employees, partners or others with whom we work to comply with applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of export/import privileges. Failure to comply with local practices can adversely impact our ability to win and perform business. Our customers outside of the U.S. also often have the ability to terminate contracts for convenience as well as for default based on performance. Suspension or debarment, or termination of a contract due to default could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows.
New regulations and requirements, or changes to existing ones in countries in which we operate can significantly increase our costs and risks of doing business internationally. Despite robust processes, we also face risks related to the unintended or unauthorized use of our products and resources.
Changes in laws, political leadership and environment, and/or security risks may dramatically affect our ability to conduct or continue to conduct profitable business in international markets. Our international business is impacted by changes in U.S. and non-U.S. national policies and priorities, and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership, geopolitical and economic uncertainties, world events, government budgets, inflationary pressures and economic and political factors more generally. The U.S. and its allies continue to face a global security environment of heightened tensions and instability, threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, and diverse regional security concerns. Any of these factors may impact demand for our products and services, funding for programs, our ability to perform, our supply chain, export authorizations, purchasing decisions or customer payments. Global macroeconomic conditions, as well as fluctuations in foreign currency exchange rates and credit are also likely to further impact our business.
Our contracts with non-U.S. customers in some cases include terms and reflect legal requirements that create additional risks. They may include requirements to hire, invest, manufacture or purchase locally, or specific financial obligations, including offset obligations, and they may provide for significant penalties if we fail to meet such requirements. They may also require us to enter into letters of credit, performance bonds, bank guarantees or other financial arrangements. If we are dependent on in-country suppliers, we face risks related to their failure to perform in accordance with legal requirements, particularly where we rely on a sole source supplier. Our ability to sell products globally could be adversely affected if we are unable to design our products on a cost effective basis or to obtain and retain all necessary export authorizations, which the U.S. government can deny, change or revoke. Our business outside of the U.S. also depends on our ability to attract and retain sufficient qualified personnel with the skills and/or security clearances in the markets in which we do business. We may need to partner successfully with non-U.S. companies, including through joint ventures, teaming agreements, co-production or other arrangements. This risk includes the ability to identify and negotiate appropriate arrangements with qualified and acceptable local partners, potential exposure for their actions, and the ability effectively to terminate these arrangements. This risk is complicated further when we partner with government-affiliated entities.

NORTHROP GRUMMAN CORPORATION

The products and services we provide, including those provided by suppliers and joint ventures, are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts, different business practices and/or developing legal systems. This may increase the risk to our employees, suppliers or other third parties, including for their safety, and increase our risk to a wide range of financial consequences and other liabilities, as well as loss of property or damage to our products.
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
We design, develop and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments, including highly demanding operating conditions, to accomplish challenging missions. Problems and delays in the successful development and delivery of our solutions, including as a result of issues with our design, technology or operations, digital transformation, inability to achieve learning curve assumptions, artificial intelligence, manufacturing materials or components, or subcontractor (or other supplier) performance can prevent us from meeting requirements and create significant risk and liabilities. Similarly, failures to perform on schedule or otherwise to fulfill our contractual obligations can negatively impact our financial position, reputation and ability to win future business.
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems that can negatively affect revenue, schedule and profitability, and result in loss of life or property. They include loss on launch or flight of spacecraft, loss of aviation platforms, premature failure of products that cannot be accessed for repair or replacement, unintended explosions, problems with design, quality and workmanship, country of origin of procured materials, inadequate supplier components and degradation of product performance. Factors that may affect revenue and profitability also include: inaccurate cost estimates, design issues, human factors, unforeseen costs and expenses, diversion of management focus, loss of follow-on work, replacement obligations, and repayment to the government customer of certain contract cost and fee payments previously received.
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
We have significant operations, including centers of excellence, located in regions that have been, and may in the future be, exposed to hurricanes, earthquakes, water levels, wildfires, windstorms, and other natural disasters. For example, in recent years, our facilities in Lake Charles, LA, and Melbourne, FL, were damaged by hurricanes, which temporarily interrupted site operations and had significant adverse impacts on our employees, their families and the local communities, as well as our costs and performance. We expect our facilities, operations, employees and communities in the future, particularly at facilities in coastal areas and areas prone to extreme weather events and water scarcity to continue to be at risk for future natural disasters or other weather events (which may be exacerbated by climate change). Our subcontractors and other suppliers have also been, and may in the future be, subject to natural disasters that could cause disruption and affect their ability to deliver or perform. Disruptions also impact the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs, or result in a lack of available coverage. Although we take steps to mitigate these risks, including considering them in determining where to put new businesses, the damage and disruption resulting from natural disasters, which may increase, as well as delays in recovery, may be significant.
If insurance or other sources are unavailable or insufficient to recover all costs or if we experience a significant disruption to our business due to a natural disaster, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION

▪We provide products and services, including related to hazardous and high risk operations, which subjects us to various environmental, regulatory, financial, reputational and other risks.
We provide products and services related to hazardous and high risk operations. Among other such operations, our products and services are used in nuclear-related activities (including nuclear-powered platforms) and used in support of nuclear-related operations of third parties. In addition, certain of our products are provided with space and missile launches. We use and provide energetic materials, including in propulsion systems, which include products that involve highly explosive or flammable elements. We develop missile systems, and counter systems, including strategic deterrents, as well as subsystems and components. These and other activities subject us to various extraordinary risks, including (1) potential liabilities relating to nuclear or non-nuclear launch-related incidents, unintended initiation of energetic materials and explosions, including risk of personal injury, property damage and environmental harm; (2) harmful effects on the environment and human health that may result from nuclear-related activities, operations or incidents; the storage, handling and disposal of radioactive materials; and the development, testing and use of energetics, including in propulsion systems, and unintended explosions or releases and (3) to failed launches. We may be subject to reputational harm and potential liabilities arising out of such incidents or hazardous operations, whether or not the cause was within our control, and insurance may not be reasonably available. Under some circumstances, the U.S. government and prime contractors may provide for certain indemnification and other protection, including pursuant to, or in connection with, Public Law 85-804, 10 U.S.C. 2354, the Price-Anderson Nuclear Industries Indemnity Act, the NASA Space Act, the Commercial Space Launch Act and the Terrorism Risk Insurance Reauthorization Act, for certain risks, but those protections may not be available or adequate.
Certain of our products, such as medium and large caliber ammunition and propulsion systems, involve the use, manufacture and/or handling of a variety of explosive and flammable materials. These activities have resulted and may result in incidents that cause workplace injuries and fatalities, the temporary shut down or other disruption of manufacturing, production delays, environmental harm and expense, fines and liabilities to third parties. We have safety and loss prevention programs, which provide for pre-construction reviews, along with safety audits of operations involving explosive materials, to attempt to mitigate some such incidents, as well as potentially insurance coverage and indemnification, but they may not be successful.
In addition, our customers may use or misuse our products and services in ways that can be unusually hazardous or risky, or in ways that are not intended, which may create potential liabilities for our company, as well as reputational harm.
If any of these risks were to materialize (e.g. if there was a nuclear incident, or an incident related to launch activities or the use of energetics or propulsion systems), and if insurance coverage or indemnification or other protection was not fully available, it could adversely affect our reputation and have a material adverse effect on our financial position, results of operations and/or cash flows.
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

NORTHROP GRUMMAN CORPORATION

divulgence of proprietary information, we may not have adequate legal remedies. In addition, our trade secrets or other proprietary information may otherwise become known or be independently developed by competitors.
In some instances, our ability to win or perform contracts requires us to use third party intellectual property. This may require the government or our customer to provide rights to such third party intellectual property, or that we are able to negotiate directly with third parties to obtain necessary rights on reasonable terms. That may not be practicable.
Our intellectual property is subject to challenge, invalidation, misappropriation or circumvention by third parties. Our access to and use of intellectual property licensed or otherwise obtained from third parties is also subject to challenges. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention. Moreover, the laws concerning intellectual property rights vary among countries and the protection provided to our intellectual property by foreign laws and courts may not be favorable.
If we are unable adequately to exploit our intellectual property rights, to protect our intellectual property rights, to obtain rights to intellectual property of others, it could have a material adverse effect on our reputation, ability to compete for and perform on contracts, financial position, results of operations and/or cash flows.
▪Our future success depends, in part, on our ability to develop new products and new technologies, progress and benefit from digital transformation and maintain technologies, facilities and equipment to win new competitions and meet the needs of our customers.
Many of the markets in which we operate are characterized by rapidly changing technologies. The product, program and service needs of our customers evolve regularly. Our success depends upon our ability to develop technologically advanced, innovative and cost-effective products and services and market these products and services to our customers globally. Our ability to develop innovative and technologically advanced products depends on the talent of our workforce, continued funding for, and investment in, research and development projects, continued access to assured suppliers of important technologies and components and our ability to provide the people, technologies, facilities, equipment and financial capacity needed to develop and deliver those products and services with maximum efficiency.
To perform on our contracts and to win new business, we also depend increasingly on our ability to progress successfully on our digital transformation. It is increasingly necessary to meet evolving customer requirements, to differentiate our offerings, and to achieve efficiencies that we and our suppliers/partners successfully develop digital based solutions and transform our operations. While we are committing significant resources to these efforts, and are making good progress, our company and our suppliers/partners face various substantial challenges and we may not be fully successful with digital transformation.
Our customers increasingly require us to be agile and efficient, digitally enabled and able to harness integrated digital technologies and capabilities to deliver solutions with agility and affordability. If we are unable to continue to develop new products and technologies in a timely fashion, and progress successfully to effect digital solutions and transformation, or if we fail to achieve market acceptance more rapidly than our competitors, we may be unable to maintain our competitive position and our future success could be materially adversely affected. If we fail to maintain our competitive position, we could lose a significant amount of future business to our competitors, which also could have a material adverse effect on our ability to generate favorable financial results and maintain market share and on our financial position, results of operations and/or cash flows.
General and Other Risk Factors
▪Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks, which could adversely affect our profitability and overall financial position.
We endeavor to obtain insurance from financially solid, responsible, highly rated counterparties in established markets to cover significant risks and liabilities (including, for example, natural disasters, space launches and on-orbit operations, cyber security, hazardous operations, energetics and products liability). Not every risk or liability can be insured, and insurance coverage is not always reasonably available. The policy limits and terms of coverage reasonably obtainable may not be sufficient to cover actual losses or liabilities. Even if insurance coverage is available, we are not always able to obtain it at a price or on terms acceptable to us or without increasing exclusions. Disputes with insurance carriers over the availability of coverage, and the insolvency of one or more of our insurers has affected and may continue to affect the availability or timing of recovery, as well as our ability to obtain

NORTHROP GRUMMAN CORPORATION

insurance coverage at reasonable rates in the future. In some circumstances we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws or otherwise. However, these protections are not always available, are difficult to negotiate and obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover our losses or liabilities. If insurance coverage, customer indemnifications and/or other legal protections are not available or are not sufficient to cover risks or losses, it could have a material adverse effect on our financial position, results of operations and/or cash flows.
▪Pension and other postretirement benefit (OPB) obligations and related expenses and funding requirements may fluctuate significantly depending upon investment performance of plan assets, changes in actuarial assumptions, and legislative or other regulatory actions.
The company’s pension and OPB obligations and related expenses are dependent upon the investment performance of plan assets and various assumptions, including discount rates, mortality and the estimated long-term rates of return on plan assets. Changes in assumptions associated with our pension and OPB plans, investment performance of plan assets, and gains or losses associated with changes in valuation of marketable securities related to our non-qualified plans and other non-operating assets could have a material adverse effect on our financial position, results of operations and/or cash flows.
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
Goodwill accounts for approximately 40 percent of our total assets as of December 31, 2022. Although we currently have excess fair value of our reporting units over their respective carrying values, changes in business conditions or in the market-based inputs used in our goodwill impairment test, could result in significant write-offs of goodwill or other long-lived assets, which could have a material adverse effect on our financial condition and/or results of operations.
Item 1B. Unresolved Staff Comments
None.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Annual Report on Form 10-K and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “guidance,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified under “Risk Factors” and other important factors disclosed in this report and from time to time in our other filings with the SEC. These risks and uncertainties are amplified by the global macroeconomic, health, security and political environments, including inflationary pressures, labor and supply chain challenges and the COVID-19 pandemic, which have caused and will continue to cause significant challenges, instability and uncertainty. They include:
Industry and Economic Risks
•our dependence on the U.S. government for a substantial portion of our business

NORTHROP GRUMMAN CORPORATION

•significant delays or reductions in appropriations and/or for our programs, and U.S. government funding and program support more broadly, including as a result of a prolonged continuing resolution and/or government shutdown, and/or related to hostilities and other global events
•significant delays or reductions in payments as a result of or related to a breach of the debt ceiling
•the use of estimates when accounting for our contracts and the effect of contract cost growth and our efforts to recover or offset such costs and/or changes in estimated contract costs and revenues, including as a result of inflationary pressures, labor shortages, supply chain challenges and/or other macroeconomic factors, and risks related to management’s judgments and assumptions in estimating and/or projecting contract revenue and performance which may be inaccurate
•continued pressures from macroeconomic trends, including inflation, supply chain delays and disruptions, and labor challenges, including on costs, schedules, performance and ability to meet expectations
•increased competition within our markets and bid protests
Legal and Regulatory Risks
•investigations, claims, disputes, enforcement actions, litigation (including criminal, civil and administrative) and/or other legal proceedings
•the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate, including the impact on our reputation and our ability to do business
•changes in procurement and other laws, SEC, DoD and other rules and regulations, contract terms and practices applicable to our industry, findings by the U.S. government as to our compliance with such requirements, more aggressive enforcement of such requirements and changes in our customers’ business practices globally
•environmental matters, including unforeseen environmental costs and government and third party claims
•unanticipated changes in our tax provisions or exposure to additional tax liabilities
Business and Operational Risks
•impacts related to health epidemics, pandemics, including the COVID-19 pandemic, such as labor, supply chain or financial, schedule or cost impacts (without corresponding recovery), among other impacts
•cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners, and changes in related regulations
•our ability to attract and retain a qualified, talented and diverse workforce with the necessary security clearances to meet our performance obligations
•the performance and viability of our subcontractors and suppliers and the availability and pricing of raw materials and components, particularly with inflationary pressures, increased costs, shortages in labor and financial resources, supply chain disruptions, and extended material lead times
•environmental, social and governance matters, including especially climate change, their impacts on our company, our operations and our stakeholders (employees, suppliers, customers, shareholders and regulators), and changes in laws, regulations and priorities related to these issues
•our exposure to additional risks as a result of our international business, including risks related to global security, geopolitical and economic factors, misconduct, suppliers, laws and regulations
•our ability to meet performance obligations under our contracts, including obligations that require innovative design capabilities, are technologically complex, require certain manufacturing expertise or are dependent on factors not wholly within our control
•natural disasters
•products and services we provide related to hazardous and high risk operations, including the production and use of such products, which subject us to various environmental, regulatory, financial, reputational and other risks
•our ability appropriately to exploit and/or protect intellectual property rights
•our ability to develop new products and technologies, progress digital transformation, and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers

NORTHROP GRUMMAN CORPORATION

General and Other Risk Factors
•the adequacy and availability of, and ability to obtain, insurance coverage, customer indemnifications or other liability protections
•the future investment performance of plan assets, gains or losses associated with changes in valuation of marketable securities related to our non-qualified benefit plans, changes in actuarial assumptions associated with our pension and other postretirement benefit plans and legislative or other regulatory actions impacting our pension and postretirement benefit obligations
•changes in business conditions that could impact business investments and/or recorded goodwill or the value of other long-lived assets, and other potential future liabilities
We urge you to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of forward-looking statements. These forward-looking statements speak only as of the date this report is first filed or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
Item 2. Properties
At December 31, 2022, we had approximately 52 million square feet of floor space at 473 separate locations, primarily in the U.S., for manufacturing, warehousing, research and testing, administration and various other uses. We leased to third parties approximately 255,000 square feet of our owned and leased facilities. The company’s major operations are at the following locations:
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
Space Systems
Huntsville, AL; Chandler and Gilbert, AZ; Azusa, Carson, Los Angeles, Manhattan Beach, Oxnard, Redondo Beach and San Diego, CA; Aurora and Colorado Springs, CO; Beltsville, MD; Devens, MA; Brigham City, Clearfield, Magna, Ogden, Roy and Tremonton, UT; and Dulles and Sterling, VA.
Corporate
Falls Church, VA
The following is a summary of our floor space at December 31, 2022:

Square feet (in thousands)	Owned	Leased	U.S. Government Owned/Leased	Total
Aeronautics Systems	3,170	6,427	3,302	12,899
Defense Systems	1,367	3,397	2,285	7,049
Mission Systems	7,995	4,331	—	12,326
Space Systems	9,350	8,659	548	18,557
Corporate	372	305	—	677
Total	22,254	23,119	6,135	51,508
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
We have 800,000,000 shares authorized at a $1 par value per share, of which 153,157,924 shares and 156,284,423 shares were issued and outstanding as of December 31, 2022 and 2021, respectively.
PREFERRED STOCK
We have 10,000,000 shares authorized at a $1 par value per share, of which no shares were issued and outstanding as of December 31, 2022 and 2021.
MARKET INFORMATION
Our common stock is listed on the New York Stock Exchange and trades under the symbol NOC.
HOLDERS
As of January 23, 2023, there were 19,192 common shareholders of record.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The table below summarizes our repurchases of common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
October 1, 2022 - October 28, 2022	235,900	$503.31	235,900	$3,000
October 29, 2022 - November 25, 2022	485,309	519.87	485,309	2,748
November 26, 2022 - December 31, 2022	215,725	532.61	215,725	2,633
Total	936,934	$518.63	936,934	$2,633
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

NORTHROP GRUMMAN CORPORATION

STOCK PERFORMANCE GRAPH
Comparison of Cumulative Five Year Total Return
Among Northrop Grumman, the Standard & Poor’s (S&P) 500 Index and the S&P Aerospace & Defense (A&D) Index

•Assumes $100 invested at the close of business on December 31, 2017, in Northrop Grumman Corporation common stock, the S&P 500 Index and the S&P A&D Index.
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
The following discussion should be read along with the financial statements included in this Form 10-K, as well as Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2021 (“2021 Annual Report on Form 10-K”).
Global Security Environment
The U.S. and its allies continue to face a global security environment of heightened tensions and instability, threats from state and non-state actors, including in particular major global powers, as well as terrorist organizations, increasing nuclear tensions, diverse regional security concerns and political instability. The market for defense products, services and solutions globally is driven by these complex and evolving security challenges, considered in the broader context of political and socioeconomic circumstances and priorities. Our operations and financial performance, as well as demand for our products and services, are impacted by global events, including violence and unrest. The same is true for our suppliers and other business partners.
The conflict in Ukraine has increased global tensions and instability, highlighted threats and increased global demand, as well as further disrupted global supply chains and added costs. We have experienced a modest increase in demand for certain of our goods and services directly and indirectly related to the conflict in the Ukraine. We also have experienced a slight disruption to some of our programs and supply chain, including unanticipated cost growth, as a result of the conflict in Ukraine and economic sanctions. However, we do not have sizable business dealings in Russia or Ukraine, and do not anticipate significant adverse impacts from the ongoing conflict.
More broadly, the conflict in Ukraine and threats elsewhere have heightened tensions and highlighted security requirements globally, especially in Europe and the Pacific region, as well as the U.S. We have started to see, and expect to continue to see, increased demand for defense products and services from allies and partner nations, particularly in those areas. We are actively exploring both opportunities and risks.
For further information on the global security environment, including the risks related thereto, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” “Quantitative and Qualitative Disclosures About Market Risks” and “Risk Factors.”
Global Health and Economic Environment
COVID-19
Since at least March 2020, when it was first characterized as a global pandemic, COVID-19 has dramatically impacted and continues to impact the global health and economic environments, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, inflationary pressures and market volatility. We discussed in some detail in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2020 and 2021, and subsequent SEC filings, the pandemic, its impacts and risks, and actions taken up to the time of each filing. In this Form 10-K, we provide a further update.
In 2022, the pandemic continued to have significant adverse impacts on the global health and macroeconomic environments, particularly with the spread of new variants and other viruses and illnesses, ongoing disruption of the labor force and supply chains, continued inflation, and market volatility and uncertainties. We expect such adverse impacts to continue. However, with extraordinary efforts by our employees, our governments and customers, our partners and our company, direct COVID-19-related impacts on our business generally declined in 2022. While we cannot predict the future course of the pandemic or its consequences, we are not currently assuming significant additional direct COVID-19 related impacts on our business.
The company continues to work to monitor and address the pandemic, including its impact on our company, our employees, our customers, our suppliers and our communities. Our goals have been, and continue to be, to keep our employees safe, to lessen the potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Like the communities in which we operate, our actions have varied, and will continue to vary, depending on the spread of COVID-19 and other illnesses, applicable government requirements, and the needs of our stakeholders.
Global Economic Environment
In part as a result of the COVID-19 pandemic, the global economic environment has experienced, and continues to experience, extraordinary challenges, including high rates of inflation and inflationary pressures; widespread delays and disruptions in supply chains; workforce challenges, including labor shortages (especially in critical skill areas); and market volatility. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, delays and other performance challenges, as well as increased competing demands for limited

NORTHROP GRUMMAN CORPORATION

resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers. For example, as discussed in greater detail in Note 12 to the consolidated financial statements, our latest estimated cost to complete the low-rate initial production (LRIP) phase of the B-21 program reflects updated estimates for adverse impacts from these macroeconomic factors, as well as potential opportunities to address them.
We continue to work hard to mitigate some of the challenges caused by the current macroeconomic environment on our business, including by taking steps to support our suppliers and small businesses and enhancing our workforce through extensive hiring, development and retention efforts. However, the broader macroeconomic environment, including inflationary pressures and supply chain challenges, continued adversely to affect the company’s results for the year ended December 31, 2022. We cannot clearly predict how long these macroeconomic challenges will continue, or how they will change over time, or what additional resources will be available, but we expect to see this challenging macroeconomic environment continue adversely to impact the global economy, our customers, our industry and our company in 2023.
In addition, increased interest rates, raising the cost of borrowing for governments, could further impact government spending priorities (in the U.S. and allied countries, in particular), including their demand for defense products. Economic tensions and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could also further impact the global market for defense products, services and solutions.
U.S. Political, Budget and Regulatory Environment
On March 15, 2022, the President signed into law the Consolidated Appropriations Act for FY 2022, which provided full-year funding for federal agencies, including $782 billion for national defense. This represented an approximately $42 billion or 6 percent increase above the budget for FY 2021, approximately $30 billion more than the Administration had initially requested. The Pentagon’s portion of the overall national defense budget for FY 2022 was $743 billion.
On March 28, 2022, the President proposed his budget for FY 2023, which included $813 billion for national defense programs, approximately $31 billion or 4 percent higher than what was appropriated in FY 2022. The Pentagon’s portion of the overall requested national defense budget was $773 billion.
On December 23, 2022, the President signed the National Defense Authorization Act (NDAA) for FY 2023, which supports approximately $858 billion in FY 2023 funding for national defense, $817 billion of which is for the DoD. In addition, the FY 2023 NDAA grants DoD discretionary authority under limited circumstances to provide extraordinary relief to contractors to address certain inflationary impacts. Although discussions have occurred, DoD has not yet issued written guidance for how it intends to exercise this authority.
On December 29, 2022, the President signed an Omnibus appropriations act for FY 2023 that provided $858 billion for national defense programs, approximately $45 billion more than the Administration initially requested for FY 2023 and approximately $76 billion or 10 percent higher than what was appropriated in FY 2022. The Pentagon’s portion of the overall national defense budget for FY 2023 is $817 billion. It includes up to $1 billion for extraordinary relief in FY 2023.
In addition to the U.S. national security spending detailed above, the U.S. has pledged over $100 billion in security assistance to address the ongoing conflict in Ukraine across FY 2022 and FY 2023, including approximately $50 billion in DoD spending. Assistance includes transfers of weapons systems from U.S. inventories, orders for production of additional weapons systems, both to backfill U.S. stockpiles and for Ukraine directly, and assistance from U.S. capabilities.
It is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflict in Ukraine, threats in the Pacific regions and other security priorities, as well as global inflation, the national debt, the costs of the pandemic and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets and priorities, and our industry. Current tensions within Congress and the wider U.S. political environment may also impact defense budgets and government spending more broadly.
We believe the current global security environment highlights the significant national security threats to our nation and our allies, and the need for strong deterrence and a robust defense capability. We believe that our capabilities, particularly in space, C4ISR, missile defense, battle management, advanced weapons, survivable aircraft and mission systems should help our customers in the U.S. and globally defend against current and future threats and, as a result, continue to allow for long-term profitable business growth.
The Bipartisan Budget Act of 2019 suspended the debt ceiling through July 31, 2021. In October 2021, the statutory debt limit was increased by $480 billion and, in December 2021, it was further increased by $2.5 trillion, which is

NORTHROP GRUMMAN CORPORATION

currently expected to allow the Treasury Department to finance the government into 2023. In January 2023, the debt ceiling was reached and the Treasury Department began taking “extraordinary measures” to finance the government and avoid a breach of the debt ceiling. We expect statutory action will be needed in 2023 to increase or suspend the debt ceiling.
During the third quarter of 2022, the Creating Helpful Incentives to Produce Semiconductors (CHIPS) Act of 2022, which includes an advanced manufacturing investment tax credit, among other provisions, and the Inflation Reduction Act of 2022, which includes implementation of a new alternative minimum tax and a one percent excise tax on share repurchases, among other provisions, were signed into law. We expect the excise tax on share repurchases to impact us beginning in 2023; however, we do not expect this tax or any other provision of this legislation to have a material impact on our results of operations or cash flows.
More broadly, we have seen, and expect to continue to see, an accelerated pace of new rulemakings, new and expanded uses of existing authorities, changing legal rulings and landscapes, and aggressive enforcement actions. These changes and the accelerated pace of change, not only impose additional obligations and risk, but also create further uncertainty regarding our operating environment.
The political environment, federal budget, debt ceiling and regulatory environment are expected to continue to be the subject of considerable debate, especially in light of the ongoing conflict in Ukraine, the inflationary environment and political tensions. The results of those debates could have material impacts on defense spending broadly and the company’s programs in particular. We anticipate that the broader macroeconomic environment, with ongoing inflationary pressures, labor challenges, and supply chain disruption, among other considerations, will continue to play a significant role in the outcome of these debates and, in turn, on our industry and company.
For further information on the risks we face from the current political and economic environment, see “Risk Factors.”
Disposition of IT and Mission Support Services Business
Effective January 30, 2021 (the “Divestiture date”), we completed the sale of our IT and mission support services business (the “IT services divestiture”) for $3.4 billion in cash and recorded a pre-tax gain of $2.0 billion. The IT and mission support services business was comprised of the majority of the former IS&S division of Defense Systems (excluding the Vinnell Arabia business); select cyber, intelligence and missions support programs, which were part of the former CIMS division of Mission Systems; and the former Space Technical Services business unit of Space Systems. Operating results include sales and operating income for the IT and mission support services business prior to the Divestiture date; therefore, no sales and operating income were recognized for this business during the year ended December 31, 2022.
The company recorded pre-tax profit of the IT and mission support services business of $20 million and $247 million for the years ended December 31, 2021 and 2020, respectively.
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
In evaluating our operating performance, we primarily focus on changes in sales and operating margin rates. Where applicable, significant fluctuations in operating performance attributable to individual contracts or programs, or changes in a specific cost element across multiple contracts, are described in our analysis. Based on this approach and the nature of our operations, the discussion of results of operations below first focuses on our four segments before distinguishing between products and services. Changes in sales are generally described in terms of volume, while changes in operating margin rates are generally described in terms of performance and/or contract mix. For purposes of this discussion, volume generally refers to increases or decreases in sales or cost from production/service activity levels and performance generally refers to non-volume-related changes in profitability, which are typically described in terms of changes in net EAC adjustments. Contract mix generally refers to changes in the ratio of contract type and/or life cycle (e.g., cost-type, fixed-price, development, production, and/or sustainment).

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
Selected financial highlights are presented in the table below:

	Year Ended December 31			% Change in
$ in millions, except per share amounts	2022	2021	2020	2022	2021
Sales	$36,602	$35,667	$36,799	3%	(3)%
Operating costs and expenses	33,001	31,996	32,734	3%	(2)%
Operating costs and expenses as a % of sales	90.2%	89.7%	89.0%
Gain on sale of business	—	1,980	—	NM	NM
Operating income	3,601	5,651	4,065	(36)%	39%
Operating margin rate	9.8%	15.8%	11.0%
Mark-to-market pension and OPB benefit (expense)	1,232	2,355	(1,034)	(48)%	(328)%
Federal and foreign income tax expense	940	1,933	539	(51)%	259%
Effective income tax rate	16.1%	21.6%	14.5%
Net earnings	4,896	7,005	3,189	(30)%	120%
Diluted earnings per share	$31.47	$43.54	$19.03	(28)%	129%

NORTHROP GRUMMAN CORPORATION

Sales
The tables below reconcile sales to organic sales:

	Year Ended December 31
	2022			2021
$ in millions	Sales	IT services sales	Organic sales	Sales	IT services sales	Organic sales	Organic sales % change
Aeronautics Systems	$10,531	$—	$10,531	$11,259	$—	$11,259	(6)%
Defense Systems	5,579	—	5,579	5,776	(106)	5,670	(2)%
Mission Systems	10,396	—	10,396	10,134	(42)	10,092	3%
Space Systems	12,275	—	12,275	10,608	(16)	10,592	16%
Intersegment eliminations	(2,179)	—	(2,179)	(2,110)	2	(2,108)
Total	$36,602	$—	$36,602	$35,667	$(162)	$35,505	3%

	Year Ended December 31
	2021			2020
$ in millions	Sales	IT services sales	Organic sales	Sales	IT services sales	Organic sales	Organic sales % change
Aeronautics Systems	$11,259	$—	$11,259	$12,169	$—	$12,169	(7)%
Defense Systems	5,776	(106)	5,670	7,543	(1,637)	5,906	(4)%
Mission Systems	10,134	(42)	10,092	10,080	(527)	9,553	6%
Space Systems	10,608	(16)	10,592	8,744	(182)	8,562	24%
Intersegment eliminations	(2,110)	2	(2,108)	(1,737)	17	(1,720)
Total	$35,667	$(162)	$35,505	$36,799	$(2,329)	$34,470	3%
2022 sales increased $935 million and 2022 organic sales increased $1.1 billion, or 3 percent, due to higher sales at Space Systems and Mission Systems, partially offset by lower sales at Aeronautics Systems and Defense Systems. 2022 sales reflect strong demand, the timing of material receipts and improving trends in labor availability during the second half of the year.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 16 to the consolidated financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
2022 operating income decreased $2.1 billion, or 36 percent, primarily due to a $2.0 billion pre-tax gain on sale and $192 million of unallocated corporate expenses recognized in the prior year associated with the IT services divestiture. Operating income also decreased due to a $330 million reduction in the FAS/CAS operating adjustment, which more than offset higher segment operating income and lower non-divestiture-related unallocated corporate expense. 2022 operating margin rate declined to 9.8 percent from 15.8 percent reflecting the items above.
2022 G&A costs as a percentage of sales increased to 10.6 percent from 10.1 percent, primarily due to an increase in investments for future business opportunities.
For further information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.

NORTHROP GRUMMAN CORPORATION

Mark-to-Market Pension and OPB Benefit/Expense
The primary components of pre-tax MTM benefit (expense) are presented in the table below:

	Year Ended December 31
$ in millions	2022	2021	2020
Actuarial gains (losses) on projected benefit obligation	$9,662	$1,163	$(3,570)
Actuarial (losses) gains on plan assets	(8,430)	1,192	2,536
MTM benefit (expense)	$1,232	$2,355	$(1,034)
2022 MTM benefit (expense) of $1.2 billion was primarily driven by a 256 basis point increase in the discount rate from year end 2021, partially offset by losses of 15.4 percent on plan assets compared to our 7.5 percent asset return assumption.
Federal and Foreign Income Taxes
The 2022 effective tax rate (ETR) decreased to 16.1 percent from 21.6 percent primarily due to an $86 million benefit resulting from the resolution of the IRS examination of certain legacy OATK tax returns, as well as additional federal income taxes in the prior year resulting from the IT services divestiture. The company’s 2022 MTM benefit increased the 2022 ETR by 1.2 percentage points; however, the 2021 MTM benefit did not significantly impact the 2021 ETR. See Note 7 to the consolidated financial statements for additional information.
Net Earnings
The table below reconciles net earnings to transaction-adjusted net earnings:

	Year Ended December 31			% Change in
$ in millions	2022	2021	2020	2022	2021
Net earnings	$4,896	$7,005	$3,189	(30)%	120%
MTM (benefit) expense	(1,232)	(2,355)	1,034	(48)%	(328)%
MTM-related deferred state tax expense (benefit)(1)	65	124	(54)	(48)%	(330)%
Federal tax expense (benefit) of items above(2)	245	469	(206)	(48)%	(328)%
MTM adjustment, net of tax	(922)	(1,762)	774	(48)%	(328)%
Gain on sale of business	—	(1,980)	—	NM	NM
State tax impact(3)	—	160	—	NM	NM
Transaction costs	—	32	—	NM	NM
Make-whole premium	—	54	—	NM	NM
Federal tax impact of items above(4)	—	614	—	NM	NM
Transaction adjustment, net of tax	—	(1,120)	—	NM	NM
Transaction-adjusted net earnings	$3,974	$4,123	$3,963	(4)%	4%
(1)The deferred state tax impact in each period was calculated using the company’s blended state tax rate of 5.25 percent and is included in Unallocated corporate expense within operating income.
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
2022 net earnings decreased $2.1 billion, or 30 percent, principally due to a $1.1 billion decrease associated with the IT services divestiture, net of tax, and an $840 million decrease in our MTM benefit (expense), net of tax. Transaction-adjusted net earnings decreased $149 million, or 4 percent, primarily due to a $330 million reduction in the FAS/CAS operating adjustment and $97 million of lower returns on marketable securities, partially offset by lower income tax and interest expense and higher segment operating income.

NORTHROP GRUMMAN CORPORATION

Diluted Earnings Per Share
The table below reconciles diluted earnings per share to transaction-adjusted EPS:

	Year Ended December 31			% Change in
	2022	2021	2020	2022	2021
Diluted earnings per share	$31.47	$43.54	$19.03	(28)%	129%
MTM (benefit) expense per share	(7.92)	(14.64)	6.17	(46)%	(337)%
MTM-related deferred state tax expense (benefit) per share(1)	0.42	0.77	(0.32)	(45)%	(341)%
Federal tax expense (benefit) of items above per share(2)	1.57	2.92	(1.23)	(46)%	(337)%
MTM adjustment per share, net of tax	(5.93)	(10.95)	4.62	(46)%	(337)%
Gain on sale of business per share	—	(12.31)	—	NM	NM
State tax impact(3) per share	—	0.99	—	NM	NM
Transaction costs per share	—	0.20	—	NM	NM
Make-whole premium per share	—	0.34	—	NM	NM
Federal tax impact of items above(4) per share	—	3.82	—	NM	NM
Transaction adjustment per share, net of tax	—	(6.96)	—	NM	NM
Transaction-adjusted EPS	$25.54	$25.63	$23.65	—%	8%
(1)The deferred state tax impact in each period was calculated using the company’s blended state tax rate of 5.25 percent and is included in Unallocated corporate expense within operating income.
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
2022 diluted earnings per share decreased $12.07, or 28 percent, principally due to a $6.96 decrease associated with the IT services divestiture, net of tax, and a $5.02 decrease in our 2022 MTM benefit, net of tax. Transaction-adjusted EPS was comparable with the prior year and reflects a 4 percent reduction in transaction-adjusted net earnings and a 3 percent decrease in weighted-average diluted shares outstanding.
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

	Year Ended December 31			% Change in
$ in millions	2022	2021	2020	2022	2021
Operating income	$3,601	$5,651	$4,065	(36)%	39%
Operating margin rate	9.8%	15.8%	11.0%
Reconciliation to segment operating income:
CAS pension expense	(167)	(544)	(827)	(69)%	(34)%
FAS pension service expense	367	414	409	(11)%	1%
FAS/CAS operating adjustment	200	(130)	(418)	(254)%	(69)%
Gain on sale of business	—	(1,980)	—	NM	NM
IT services divestiture – unallowable state taxes and transaction costs	—	192	—	NM	NM
Intangible asset amortization and PP&E step-up depreciation	242	254	322	(5)%	(21)%
MTM-related deferred state tax expense (benefit)(1)	65	124	(54)	(48)%	(330)%
Other unallocated corporate expense	145	106	273	37%	(61)%
Unallocated corporate expense (income)	452	(1,304)	541	(135)%	(341)%
Segment operating income	$4,253	$4,217	$4,188	1%	1%
Segment operating margin rate	11.6%	11.8%	11.4%
(1)Represents the deferred state tax benefit associated with MTM benefit (expense), which is recorded in Unallocated corporate expense consistent with other changes in deferred state taxes.
Segment Operating Income and Margin Rate
2022 segment operating income increased $36 million, or 1 percent, due to higher operating income at Mission Systems, Space Systems and Aeronautics Systems, partially offset by lower operating income at Defense Systems due, in part, to the impact of the IT services divestiture. 2021 segment operating income included $20 million from the IT services business, as well as a benefit of approximately $100 million due to the impact of lower overhead rates on the company’s fixed price contracts. Segment operating margin rate decreased to 11.6 percent from 11.8 percent principally due to lower net EAC adjustments due, in part, to macroeconomic impacts, including inflationary pressures and supply chain challenges.
FAS/CAS Operating Adjustment
The decrease in our 2022 FAS/CAS operating adjustment is due to lower CAS pension expense resulting from favorable plan asset returns in 2021 and changes in certain CAS actuarial assumptions as of December 31, 2021.
Unallocated Corporate Expense (Income)
The change in 2022 unallocated corporate expense (income) is primarily due to the prior year $2.0 billion pre-tax gain on sale and $192 million of unallowable state taxes and transaction costs associated with the IT services divestiture.

NORTHROP GRUMMAN CORPORATION

Net Estimate-At-Completion (EAC) Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on reported sales and operating income and the aggregate amounts are presented in the table below:

	Year Ended December 31
$ in millions	2022	2021	2020
Favorable EAC adjustments	$1,337	$1,242	$1,082
Unfavorable EAC adjustments	(977)	(715)	(616)
Net EAC adjustments	$360	$527	$466
Net EAC adjustments by segment are presented in the table below:

	Year Ended December 31
$ in millions	2022	2021	2020
Aeronautics Systems	$174	$25	$77
Defense Systems	111	113	148
Mission Systems	138	263	216
Space Systems	(38)	134	33
Eliminations	(25)	(8)	(8)
Net EAC adjustments	$360	$527	$466
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.
AERONAUTICS SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2022	2021	2020	2022	2021
Sales	$10,531	$11,259	$12,169	(6)%	(7)%
Operating income	1,116	1,093	1,206	2%	(9)%
Operating margin rate	10.6%	9.7%	9.9%
Sales
2022 sales decreased $728 million, or 6 percent, due to lower volume in both Manned Aircraft and Autonomous Systems, including restricted programs, a $180 million decrease on the Global Hawk program, a $159 million decrease on the E-2 program and a $119 million decrease on the JSTARS program as it nears completion.
Operating Income
2022 operating income increased $23 million, or 2 percent, due to a higher operating margin rate, partially offset by lower sales. 2022 operating margin rate increased to 10.6 percent from 9.7 percent primarily due to higher net favorable EAC adjustments and a $38 million gain on a property sale. Higher net favorable EAC adjustments reflect $133 million of positive adjustments on the engineering, manufacturing and development phase of the B-21 program, partially offset by lower net EAC adjustments associated with other restricted work, as well as $135 million of unfavorable EAC adjustments on F-35 in the prior year. The prior year operating margin rate also reflects a $21 million benefit associated with favorable overhead rate performance.

NORTHROP GRUMMAN CORPORATION

DEFENSE SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2022	2021	2020	2022	2021
Sales	$5,579	$5,776	$7,543	(3)%	(23)%
Operating income	664	696	846	(5)%	(18)%
Operating margin rate	11.9%	12.0%	11.2%
Sales
2022 sales decreased $197 million, or 3 percent, due, in part, to a $106 million reduction in sales related to the IT services divestiture. 2022 organic sales decreased $91 million, or 2 percent, principally due to a $154 million decrease from lower scope on an international training program, completion of a Joint Services support program and wind-down of the UKAWACS and JSTARS programs, partially offset by a $144 million increase from ramp-up on the Integrated Air and Missile Defense Battle Command System (IBCS) program, as well as higher volume on the Special Ammunition and Weapon Systems (SAWS) and NATO Alliance Ground Surveillance In-Service Support (NATO AGS ISS) programs.
Operating Income
2022 operating income decreased $32 million, or 5 percent, due, in part, to a $14 million reduction in operating income related to the IT services divestiture, as well as lower sales. Operating margin rate was comparable with the prior year.
MISSION SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2022	2021	2020	2022	2021
Sales	$10,396	$10,134	$10,080	3%	1%
Operating income	1,618	1,579	1,459	2%	8%
Operating margin rate	15.6%	15.6%	14.5%
Sales
2022 sales increased $262 million, or 3 percent, and includes a $42 million reduction in sales related to the IT services divestiture. 2022 organic sales increased $304 million, or 3 percent, primarily due to higher restricted sales in the Networked Information Solutions business area, $107 million of higher volume on airborne radar programs and a $107 million increase on the Surface Electronic Warfare Improvement Program (SEWIP). These increases were partially offset by a $231 million decrease on Navigation, Targeting and Survivability programs and a $118 million decrease on the Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (JCREW) program.
Operating Income
2022 operating income increased $39 million, or 2 percent, due to higher sales. Operating margin rate was comparable with the prior year and reflects a $33 million benefit recognized in connection with a contract-related legal matter, partially offset by the previously described overhead rate benefit to fixed price contracts in the prior year.

NORTHROP GRUMMAN CORPORATION

SPACE SYSTEMS

	Year Ended December 31			% Change in
$ in millions	2022	2021	2020	2022	2021
Sales	$12,275	$10,608	$8,744	16%	21%
Operating income	1,158	1,121	893	3%	26%
Operating margin rate	9.4%	10.6%	10.2%
Sales
2022 sales and organic sales increased $1.7 billion, or 16 percent, due to higher sales in both business areas. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, including a $454 million increase on the Ground Based Strategic Deterrent (GBSD) program and a $449 million increase on the Next Generation Interceptor (NGI) program, as well as higher volume on the GEM63 program in support of Amazon’s Project Kuiper. Sales in the Space business area were driven by a $320 million increase due to ramp-up on the Space Development Agency (SDA) Tranche 1 Transport and Tracking Layer programs awarded earlier this year, higher volume on restricted programs and a $134 million increase in sales on the Commercial Resupply Services (CRS) program, partially offset by a $149 million decrease in sales for the James Webb Space Telescope after its successful launch in December 2021.
Operating Income
2022 operating income increased $37 million, or 3 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 9.4 percent from 10.6 percent primarily due to lower net EAC adjustments and a $45 million write-down of commercial inventory, partially offset by a $96 million gain recognized in connection with a land exchange transaction.

NORTHROP GRUMMAN CORPORATION

PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Year Ended December 31
$ in millions	2022		2021		2020
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$7,981	$7,161	$9,408	$8,534	$10,437	$9,435
Service	2,311	2,042	1,662	1,462	1,610	1,417
Intersegment eliminations	239	212	189	170	122	111
Total Aeronautics Systems	10,531	9,415	11,259	10,166	12,169	10,963
Defense Systems
Product	2,717	2,385	2,564	2,243	3,024	2,740
Service	2,056	1,819	2,423	2,137	3,791	3,305
Intersegment eliminations	806	711	789	700	728	652
Total Defense Systems	5,579	4,915	5,776	5,080	7,543	6,697
Mission Systems
Product	7,376	6,291	7,064	6,017	6,744	5,757
Service	2,005	1,639	2,077	1,695	2,557	2,201
Intersegment eliminations	1,015	848	993	843	779	663
Total Mission Systems	10,396	8,778	10,134	8,555	10,080	8,621
Space Systems
Product	10,448	9,455	8,832	7,898	6,810	6,084
Service	1,708	1,557	1,637	1,464	1,826	1,672
Intersegment eliminations	119	105	139	125	108	95
Total Space Systems	12,275	11,117	10,608	9,487	8,744	7,851
Segment Totals
Total Product	$28,522	$25,292	$27,868	$24,692	$27,015	$24,016
Total Service	8,080	7,057	7,799	6,758	9,784	8,595
Total Segment(1)	$36,602	$32,349	$35,667	$31,450	$36,799	$32,611
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
2022 product sales increased $654 million, or 2 percent, primarily due to an increase in product sales at Space Systems, partially offset by a decrease in product sales at Aeronautics Systems. The increase at Space Systems was driven by ramp-up on development programs including GBSD and NGI, as well as higher volume on the SDA Tranche 1 Transport Layer and Tranche 1 Tracking Layer programs. The decrease at Aeronautics Systems was principally due to lower volume on restricted programs, as well as the Global Hawk and E-2 programs.
2022 product costs increased $600 million, or 2 percent, consistent with the higher product sales described above.
Service Sales and Costs
2022 service sales increased $281 million, or 4 percent, primarily due to an increase in service sales at Aeronautics Systems, principally on restricted programs, partially offset by a decrease in service sales at Defense Systems. The decrease at Defense Systems was driven by lower scope on an international training program, the impact of the IT services divestiture, completion of a Joint Services support program and wind-down of the UKAWACS program. Sales from the divested IT services business, which were largely included in service sales, were $162 million in the prior year.
2022 service costs increased $299 million, or 4 percent, consistent with the higher service sales described above.

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
Backlog consisted of the following at December 31, 2022 and 2021:

	2022			2021
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2022
Aeronautics Systems	$8,458	$10,939	$19,397	$18,277	6%
Defense Systems	5,881	1,634	7,515	6,349	18%
Mission Systems	9,835	4,040	13,875	14,306	(3)%
Space Systems	8,317	29,639	37,956	37,114	2%
Total backlog	$32,491	$46,252	$78,743	$76,046	4%
2022 net awards totaled $39.3 billion. Significant 2022 new awards include $10.6 billion for restricted programs (principally at Aeronautics Systems, Mission Systems and Space Systems), $5.3 billion for F-35, $2.1 billion for GEM63 solid rocket boosters, largely related to Amazon's Project Kuiper, $1.5 billion for the SDA Tranche 1 Transport and Tracking Layer programs, $1.3 billion for Commercial Resupply Services (CRS) missions and $1.3 billion for Ground-based Midcourse Defense (GMD).
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
As of December 31, 2022, we had cash and cash equivalents of $2.6 billion; $316 million was held outside of the U.S. by foreign subsidiaries. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion, and in April 2022, we renewed our one-year $500 million uncommitted credit facility. At December 31, 2022, there were no borrowings outstanding under these credit facilities.
The company’s principal contractual commitments include purchase obligations, repayments of long-term debt and related interest, and payments under operating leases. At December 31, 2022, we had $19.0 billion of purchase obligations, approximately half of which is short-term. Purchase obligations are largely comprised of open purchase order commitments to suppliers and subcontractors under U.S. government contracts. In most circumstances, our risk associated with the purchase obligations on our U.S. government contracts is limited to the termination liability provisions within those contracts. As such, we do not believe they represent a material liquidity risk to the company. At December 31, 2022, we had capital expenditure commitments of $1.5 billion, which we expect to satisfy with cash on hand. We also had provisions for uncertain tax positions of $1.7 billion, some or all of which could result in future cash payments to various taxing authorities. At this time, we are unable to estimate the timing and amount of any future cash outflows related to these uncertain tax positions.
Refer to the respective notes to the consolidated financial statements for further information about our share repurchase programs (Note 3), commercial paper, credit facilities and long-term debt (Note 10), standby letters of credit and guarantees (Note 12), future minimum contributions for the company’s pension and OPB plans (Note 13), and lease payment obligations (Note 15).
COVID-19 and the CARES Act
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. Our first installment of deferred social security taxes of $200 million was paid in the fourth quarter of 2021 and the second installment of $200 million was

NORTHROP GRUMMAN CORPORATION

paid in the fourth quarter of 2022. Under Section 3610, the CARES Act also authorized the government to reimburse qualifying contractors for certain costs of providing paid leave to employees as a result of COVID-19. The company has sought and may continue to seek recovery for certain COVID-19-related costs under Section 3610 of the CARES Act and through our contract provisions, though it is unclear what funds will be available and how much we will be able to recover. In addition, the DoD has taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and work performed on relevant contracts; it is unclear how long the 90 percent progress payment rate will remain in place and whether the DoD will take any further steps.
Internal Revenue Code (IRC) Section 174
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Our 2022 cash from operations were reduced by approximately $900 million for federal tax payments we made related to Section 174. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we expect to continue to make additional federal tax payments based on the current Section 174 tax law. The impact of Section 174 on our cash from operations depends on the amount of research and development expenditures incurred by the company and whether the IRS issues guidance on the provision which differs from our current interpretation, among other things.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash flow provided by operating activities:

	Year Ended December 31
$ in millions	2022	2021	2020
Net earnings	$4,896	$7,005	$3,189
Gain on sale of business	—	(1,980)	—
Non-cash items(1)	(1,305)	(1,510)	1,799
Pension and OPB contributions	(136)	(141)	(887)
Changes in trade working capital	(600)	181	227
Other, net	46	12	(23)
Net cash provided by operating activities	$2,901	$3,567	$4,305
(1)Includes depreciation and amortization, non-cash lease expense, MTM benefit (expense), stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
2022 cash provided by operating activities decreased $666 million principally due to lower CAS pension recoveries and changes in trade working capital, including approximately $900 million of federal tax payments related to the Section 174 tax legislation described above. The prior year included $785 million of tax payments related to the IT services divestiture.
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

NORTHROP GRUMMAN CORPORATION

The table below reconciles net cash provided by operating activities to adjusted free cash flow:

	Year Ended December 31			% Change in
$ in millions	2022	2021	2020	2022	2021
Net cash provided by operating activities	$2,901	$3,567	$4,305	(19)%	(17)%
Capital expenditures	(1,435)	(1,415)	(1,420)	1%	—%
Proceeds from sale of equipment to a customer	155	84	205	85%	(59)%
After-tax discretionary pension contributions	—	—	593	NM	(100)%
Adjusted free cash flow	$1,621	$2,236	$3,683	(28)%	(39)%
2022 adjusted free cash flow decreased $615 million principally due to lower net cash provided by operating activities, partially offset by an increase in proceeds from the sale of equipment to a customer.
Investing Cash Flow
2022 net cash used in investing activities was $1.2 billion compared to net cash provided by investing activities of $2.1 billion in the prior year, principally due to $3.4 billion in cash received from the sale of our IT services business during the first quarter of 2021.
Financing Cash Flow
2022 net cash used in financing activities decreased $4.4 billion principally due to a $2.2 billion decrease in debt repayments and a $2.2 billion reduction in share repurchases.
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
We also consider the impact of macroeconomic factors on our estimates, in particular on contract EACs that span several years. For example, during 2022, we included in our EACs management’s best estimate of the impact inflation has had and may continue to have on our contracts. We also included our current best estimate of the impact on our EACs of disruptions we have experienced and continue to experience in the supply chain. The volatility of the recent macroeconomic environment has added complexity to our estimation process and may result in our year end 2022 contract EACs having more variability in the future than they might otherwise have had if the estimates had been prepared in a more stable macroeconomic environment.

NORTHROP GRUMMAN CORPORATION

We generally review and reassess our sales, cost and profit estimates for each significant contract at least annually or more frequently as determined by the occurrence of events, changes in circumstances and evaluations of contract performance to reflect the latest reliable information available. The company performs on a broad portfolio of long-term contracts, including the development of complex and customized military platforms and systems, as well as advanced electronic equipment and software, that often include technology at the forefront of science. Cost estimates on fixed-price development contracts and early-stage/low-rate production contracts are inherently more uncertain as to future events than on mature, full-rate production contracts. As a result, there is typically more variability in those estimates and greater financial risk associated with unanticipated cost growth on fixed-price development contracts and early-stage/low-rate production contracts. Changes in estimates occur for a variety of reasons, including changes in contract scope, the resolution of risk at lower or higher cost than anticipated, unanticipated performance and other risks affecting contract costs, performance issues with subcontractors or suppliers, changes in indirect cost allocations, such as overhead and G&A costs, and changes in estimated award and incentive fees. Identified risks typically include technical, schedule and/or performance risk based on our evaluation of the contract effort. Similarly, the changes in estimates may include changes in, or resolution of, identified opportunities for operating margin improvement.
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
Discount Rate – The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle our pension and OPB obligations. The discount rate is generally based on the yield of high-quality corporate fixed-income investments. At the end of each year, we determine the discount rate using a theoretical bond portfolio model of bonds rated AA or better to match the notional cash outflows related to projected benefit payments for each of our significant benefit plans. Taking into consideration the factors noted above, our weighted-average composite pension discount rate was 5.54 percent at December 31, 2022 and 2.98 percent at December 31, 2021.
The effects of a hypothetical change in the discount rate may be nonlinear and asymmetrical for future years as the discount rate changes. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2022 discount rate assumption would have the following estimated effects on 2022 pension and OPB obligations, which would be reflected in the 2022 MTM expense (benefit), and 2023 expected pension and OPB expense:

$ in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
2022 pension and OPB obligation and MTM expense (benefit)	$817	$(781)
2023 pension and OPB (benefit) expense	(20)	18

NORTHROP GRUMMAN CORPORATION

Cash Balance Crediting Rate – A portion of the company’s pension obligation and resulting pension expense is based on a cash balance formula, where participants’ hypothetical account balances are accumulated over time with pay-based credits and interest. Interest is credited monthly using the current 30-Year Treasury bond rate. The interest crediting rate is part of the cash balance formula and independent of actual pension investment earnings. The cash balance crediting rate used for FAS purposes tends to move in concert with the discount rate but has an offsetting effect on pension benefit obligations and the related MTM expense (benefit). The minimum cash balance crediting rate allowed under the plan is 2.25 percent. The cash balance crediting rate assumption has been set to its current level of 3.96 percent as of December 31, 2022, declining to 3.88 percent by 2028. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2022 cash balance crediting rate assumption would have the following estimated effects on the 2022 pension benefit obligation, which would be reflected in the 2022 MTM expense (benefit), and 2023 expected pension expense:

$ in millions	25 Basis Point Decrease in Rate	25 Basis Point Increase in Rate
2022 pension obligation and MTM expense (benefit)	$(96)	$100
2023 pension (benefit) expense	(9)	9
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
During 2022, the Investment Committee of the company’s benefit plans reviewed the plans’ major asset class allocations and approved an update to increase the target fixed-income asset allocation from 30% to 40%. The current asset allocation is now approximately 35% fixed-income, 30% public equities, 30% alternatives and 5% cash. At this time, the Investment Committee is not planning any significant changes to that mix. For further information on plan asset investments, see Note 13 to the consolidated financial statements.
While historical market returns are not necessarily predictive of future market returns, given our long history of plan performance supported by the stability in our investment mix, investment managers, and active asset management, we believe our actual historical performance is a reasonable metric to consider when developing our EROA. Our average annual rate of return from 1976 to 2022 was approximately 10.7 percent and our 20-year and 30-year rolling average rates of return were approximately 8.6 percent and 8.8 percent, respectively, each determined on an arithmetic basis and net of expenses. Our 2022 losses on plan assets, net of expenses, were approximately 15.4 percent.
Consistent with our past practice, we obtained long-term capital market forecasting models from several third parties and, using our target asset allocation, developed an expected rate of return on plan assets from each model. We considered not only the specific returns projected by those third party models, but also changes in the models year-to-year when developing our EROA. Despite the change in our target asset allocation described above, these models show a year-over-year increase in the expected rate of return on plan assets largely due to recent increases in interest rates, which more than offset the downward pressure on our EROA caused by the change in asset mix.
For determining 2022 FAS expense, we assumed an expected long-term rate of return on pension plan assets of 7.5 percent and an expected long-term rate of return on OPB plan assets of 7.19 percent. For 2023 FAS expense, we have assumed an expected long-term rate of return on pension plan assets of 7.5 percent and 7.23 percent on OPB plans. Holding all other assumptions constant, an increase or decrease of 25 basis points in our December 31, 2022 EROA assumption would have the following estimated effects on 2023 expected pension and OPB expense:

$ in millions	25 Basis Point Decrease	25 Basis Point Increase
2023 pension and OPB expense (benefit)	$73	$(73)

NORTHROP GRUMMAN CORPORATION

In addition, holding all other assumptions constant, an increase or decrease of 100 basis points in actual versus expected return on plan assets would have the following estimated effects on our 2023 MTM expense (benefit):

$ in millions	100 Basis Point Decrease	100 Basis Point Increase
2023 MTM expense (benefit)	$292	$(292)
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
The RPEC did not release a MP-2022 projection scale citing complexities in incorporating the substantial number of “excess deaths” in 2020 into their existing model and uncertainties about future expectations primarily related to COVID-19. As such, after considering the information released by the RPEC in October 2021 as well as the company’s recent mortality experience in light of the COVID-19 pandemic, we adopted the full MP-2021 projection scale while continuing to use the Pri-2012 White Collar table. While the amounts and structure of the PRI-2012 base mortality table with the MP-2021 projection scale continues to reflect a reasonable estimate of mortality, we supplemented the table with 50% of the Gradual Wear-Off illustration as outlined in the RPEC’s 2022 Mortality Improvement Update paper to reflect the future impacts of COVID-19. Accordingly, we updated the mortality assumptions used in calculating our pension and OPB obligations recognized at December 31, 2022, and the amounts estimated for our 2023 pension and OPB expense.
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

NORTHROP GRUMMAN CORPORATION

Income Tax Matters – The evaluation of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, requires the use of judgment. We establish reserves for uncertain tax positions when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position taken in our filed tax returns or planned to be taken in a future tax return or claim. The company follows a recognition and measurement approach, considering the facts, circumstances, and information available at the reporting date. We exercise judgment in determining the level of evidence necessary and appropriate to support our assessment using all available information. The technical merits of a given tax position are derived from sources of authority in the tax law and their applicability to the facts and circumstances of the position. In measuring the tax position, the company considers the amounts and probabilities of the outcomes that could be realized upon settlement. When it is more likely than not that a tax position will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of reserves, there could be a significant impact on our consolidated financial position and annual results of operations.
For further information on litigation, commitments and contingencies, see “Risk Factors” and Note 1, Note 7, Note 11 and Note 12 to the consolidated financial statements.
Goodwill and Long-Lived Assets
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
We record property, plant and equipment (PP&E) for capital assets used in operating our business. Depreciation expense associated with our PP&E is generally an allowable and allocable cost in accordance with applicable FAR and CAS requirements. However, depreciation expense associated with PP&E used in our commercial businesses, as well as the additional depreciation expense related to the step-up in fair value of PP&E acquired through business combinations, is not allocable to government contracts and is therefore subject to greater recoverability risk than the PP&E for which depreciation expense is recovered through our U.S. government contracts.
Impairment Testing – We test for impairment of goodwill annually at each of our reporting units, which comprise our operating segments. The results of our annual goodwill impairment tests as of December 31, 2022 and 2021, respectively, indicated that the estimated fair value of each reporting unit significantly exceeded its respective carrying value. There were no impairment charges recorded in the years ended December 31, 2022, 2021 and 2020.
In addition to performing an annual goodwill impairment test, we may perform an interim impairment test if events occur or circumstances change that suggest goodwill in any of our reporting units may be impaired. Such indicators may include, but are not limited to, the loss of significant business, significant reductions in federal government appropriations or other significant adverse changes in industry or market conditions. During 2022, we determined there were no impairment indicators requiring us to perform an interim goodwill impairment test.
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

NORTHROP GRUMMAN CORPORATION

corroborate the fair values of our reporting units determined under the market valuation method of the income approach.
We test for impairment of our long-lived assets, including PP&E and purchased intangible assets, when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our assessment is based on our projection of the undiscounted future operating cash flows of the related asset group. If such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value. There were no impairment charges recorded in the years ended December 31, 2022, 2021 and 2020.
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

NORTHROP GRUMMAN CORPORATION

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
EQUITY RISK
We are exposed to market risk with respect to our portfolio of marketable securities with a fair value of $332 million at December 31, 2022. These securities are exposed to market volatilities, changes in price and interest rates.
INTEREST RATE RISK
We are exposed to interest rate risk on variable-rate short-term credit facilities for which there were no borrowings outstanding at December 31, 2022. At December 31, 2022, we have $12.9 billion of long-term debt, primarily consisting of fixed-rate debt, with a fair value of approximately $12.1 billion. The terms of our fixed-rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed-rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity. Additionally, if we were to refinance our long-term debt, it may be refinanced at higher interest rates.
FOREIGN CURRENCY RISK
In certain circumstances, we are exposed to foreign currency risk. We enter into foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading purposes. At December 31, 2022, foreign currency forward contracts with a notional amount of $221 million were outstanding. At December 31, 2022, a 10 percent unfavorable foreign exchange rate movement would not have a material impact on our consolidated financial position, annual results of operations and/or cash flows.
INFLATION RISK
The global macroeconomic environment has experienced, and continues to experience, extraordinary challenges, including the highest rates of inflation in 40 years. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, among other concerns. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy, our customers, our industry and our company.
Historically, we generally have been able to anticipate such increases in costs when pricing our contracts, and our bids for longer-term firm fixed-price contracts have typically included assumptions regarding cost escalations in amounts that have been sufficient to cover most cost increases over the period of performance, including as offset by operational efficiencies. However, the company, its subcontractors and other suppliers, have experienced, and continue to experience, increased pressures from recent heightened levels of inflation and the challenges of the current macroeconomic environment, which we have not been able to fully mitigate. If inflationary pressures continue to persist, they may continue to have an adverse impact on our consolidated financial position, results of operations and/or cash flows.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 25, 2023 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
▪Conducting inquiries of relevant program teams regarding any challenges related to the program.
▪Comparing costs incurred to date to the costs management estimated to be incurred to date.
▪Evaluating management’s ability to achieve the estimates of total cost and revenue by performing corroborating inquiries with the Company’s program and business management, and testing management’s process used to develop the estimates based on their work plans, engineering specifications, program labor, and supplier contracts. This includes management’s process to identify macroeconomic impacts to programs, which could include forecasted cost impacts and assumptions on the ability to recover those costs.
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
•With the assistance of our income tax specialists, we selected specific uncertain tax positions for testing and performed the following procedures:
–Inquired of the Company’s tax department, financial reporting department, and other personnel directly involved in the development of the estimates.
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
January 25, 2023
We have served as the Company’s auditor since 1975.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

	Year Ended December 31
$ in millions, except per share amounts	2022	2021	2020
Sales
Product	$28,522	$27,868	$27,015
Service	8,080	7,799	9,784
Total sales	36,602	35,667	36,799
Operating costs and expenses
Product	22,761	22,309	21,559
Service	6,367	6,090	7,762
General and administrative expenses	3,873	3,597	3,413
Total operating costs and expenses	33,001	31,996	32,734
Gain on sale of business	—	1,980	—
Operating income	3,601	5,651	4,065
Other (expense) income
Interest expense	(506)	(556)	(593)
Non-operating FAS pension benefit	1,505	1,469	1,198
Mark-to-market pension and OPB benefit (expense)	1,232	2,355	(1,034)
Other, net	4	19	92
Earnings before income taxes	5,836	8,938	3,728
Federal and foreign income tax expense	940	1,933	539
Net earnings	$4,896	$7,005	$3,189

Basic earnings per share	$31.61	$43.70	$19.08
Weighted-average common shares outstanding, in millions	154.9	160.3	167.1
Diluted earnings per share	$31.47	$43.54	$19.03
Weighted-average diluted shares outstanding, in millions	155.6	160.9	167.6

Net earnings (from above)	$4,896	$7,005	$3,189
Other comprehensive loss, net of tax
Change in unamortized prior service credit	(1)	(8)	(41)
Change in cumulative translation adjustment and other, net	(9)	(7)	10
Other comprehensive loss, net of tax	(10)	(15)	(31)
Comprehensive income	$4,886	$6,990	$3,158
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
$ in millions, except par value	2022	2021
Assets
Cash and cash equivalents	$2,577	$3,530
Accounts receivable, net	1,511	1,467
Unbilled receivables, net	5,983	5,492
Inventoried costs, net	978	811
Prepaid expenses and other current assets	1,439	1,126
Total current assets	12,488	12,426
Property, plant and equipment, net of accumulated depreciation of $7,258 for 2022 and $6,819 for 2021	8,800	7,894
Operating lease right-of-use assets	1,811	1,655
Goodwill	17,516	17,515
Intangible assets, net	384	578
Deferred tax assets	162	200
Other non-current assets	2,594	2,311
Total assets	$43,755	$42,579

Liabilities
Trade accounts payable	$2,587	$2,197
Accrued employee compensation	2,057	1,993
Advance payments and billings in excess of costs incurred	3,609	3,026
Other current liabilities	3,334	2,314
Total current liabilities	11,587	9,530
Long-term debt, net of current portion of $1,072 for 2022 and $6 for 2021	11,805	12,777
Pension and other postretirement benefit plan liabilities	1,188	3,269
Operating lease liabilities	1,824	1,590
Deferred tax liabilities	132	490
Other non-current liabilities	1,907	1,997
Total liabilities	28,443	29,653

Commitments and contingencies (Note 12)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2022—153,157,924 and 2021—156,284,423	153	156
Paid-in capital	—	—
Retained earnings	15,312	12,913
Accumulated other comprehensive loss	(153)	(143)
Total shareholders’ equity	15,312	12,926
Total liabilities and shareholders’ equity	$43,755	$42,579
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
$ in millions	2022	2021	2020
Operating activities
Net earnings	$4,896	$7,005	$3,189
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,342	1,239	1,267
Mark-to-market pension and OPB (benefit) expense	(1,232)	(2,355)	1,034
Stock-based compensation	99	94	90
Deferred income taxes	(321)	603	210
Gain on sale of business	—	(1,980)	—
Net periodic pension and OPB income	(1,193)	(1,091)	(802)
Pension and OPB contributions	(136)	(141)	(887)
Changes in assets and liabilities:
Accounts receivable, net	(44)	(10)	(285)
Unbilled receivables, net	(646)	(414)	160
Inventoried costs, net	(205)	(52)	18
Prepaid expenses and other assets	2	66	(147)
Accounts payable and other liabilities	572	376	719
Income taxes payable, net	(279)	215	(238)
Other, net	46	12	(23)
Net cash provided by operating activities	2,901	3,567	4,305

Investing activities
Divestiture of IT services business	—	3,400	—
Capital expenditures	(1,435)	(1,415)	(1,420)
Proceeds from sale of equipment to a customer	155	84	205
Other, net	39	(11)	4
Net cash (used in) provided by investing activities	(1,241)	2,058	(1,211)

Financing activities
Net proceeds from issuance of long-term debt	—	—	2,239
Payments of long-term debt	—	(2,236)	(1,027)
Payments to credit facilities	—	—	(78)
Common stock repurchases	(1,504)	(3,705)	(490)
Cash dividends paid	(1,052)	(983)	(953)
Payments of employee taxes withheld from share-based awards	(50)	(34)	(66)
Other, net	(7)	(44)	(57)
Net cash used in financing activities	(2,613)	(7,002)	(432)
(Decrease) increase in cash and cash equivalents	(953)	(1,377)	2,662
Cash and cash equivalents, beginning of year	3,530	4,907	2,245
Cash and cash equivalents, end of year	$2,577	$3,530	$4,907
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31
$ in millions, except per share amounts	2022	2021	2020
Common stock
Beginning of year	$156	$167	$168
Common stock repurchased	(4)	(11)	(1)
Shares issued for employee stock awards and options	1	—	—
End of year	153	156	167
Paid-in capital
Beginning of year	—	58	—
Common stock repurchased	—	(60)	—
Stock compensation	—	2	63
Other	—	—	(5)
End of year	—	—	58
Retained earnings
Beginning of year	12,913	10,482	8,748
Common stock repurchased	(1,497)	(3,645)	(479)
Net earnings	4,896	7,005	3,189
Dividends declared	(1,052)	(989)	(951)
Stock compensation	52	60	(36)
Other	—	—	11
End of year	15,312	12,913	10,482
Accumulated other comprehensive loss
Beginning of year	(143)	(128)	(97)
Other comprehensive loss, net of tax	(10)	(15)	(31)
End of year	(153)	(143)	(128)
Total shareholders’ equity	$15,312	$12,926	$10,579
Cash dividends declared per share	$6.76	$6.16	$5.67
The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Northrop Grumman Corporation is a leading global aerospace and defense technology company. We deliver a broad range of products, services and solutions to U.S. and international customers, and principally to the U.S. Department of Defense and intelligence community. Our broad portfolio is aligned to support national security priorities and our solutions equip our customers with capabilities they need to connect, protect and advance humanity.
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
Basis of Presentation
Effective January 30, 2021 (the “Divestiture date”), we completed the sale of our IT and mission support services business (the “IT services divestiture”) for $3.4 billion in cash and recorded a pre-tax gain of $2.0 billion. The IT and mission support services business was comprised of the majority of the former IS&S division of Defense Systems (excluding the Vinnell Arabia business); select cyber, intelligence and missions support programs, which were part of the former CIMS division of Mission Systems; and the former Space Technical Services business unit of Space Systems. Operating results include sales and operating income for the IT and mission support services business prior to the Divestiture date. See Note 2 for further information regarding the divestiture.
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

NORTHROP GRUMMAN CORPORATION

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
The following table presents the effect of aggregate net EAC adjustments:

	Year Ended December 31
$ in millions, except per share data	2022	2021	2020
Revenue	$447	$568	$504
Operating income	360	527	466
Net earnings(1)	284	416	368
Diluted earnings per share(1)	1.83	2.59	2.20
(1)Based on a 21% federal statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the first and fourth quarters of 2022, we recorded favorable EAC adjustments of $67 million and $66 million, respectively, on the engineering, manufacturing and development (EMD) phase of the B-21 program at Aeronautics Systems largely related to an increase in the amount of performance incentives we expect to earn. See Note 12 for a discussion of reasonably possible losses we may incur on the low-rate initial production (LRIP) phase of B-21. During 2021, we recorded $135 million of unfavorable EAC adjustments on the F-35 program at Aeronautics Systems due to labor-related production impacts largely driven by COVID-19. No other such adjustments were significant to the financial statements during the years ended December 31, 2022, 2021 and 2020.
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

NORTHROP GRUMMAN CORPORATION

Company backlog as of December 31, 2022 was $78.7 billion. Of our December 31, 2022 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
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
Contract assets are equivalent to and reflected as Unbilled receivables in the consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Unbilled receivables are classified as current assets and include amounts that may be billed and collected beyond one year due to the long-cycle nature of many of our contracts. Accumulated contract costs in unbilled receivables include costs such as direct production costs, factory and engineering overhead, production tooling costs, and allowable G&A. Unbilled receivables also include certain estimates of variable consideration described above. These contract assets are not considered a significant financing component of the company’s contracts as the payment terms are intended to protect the customer in the event the company does not perform on its obligations under the contract.
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
Net contract assets are as follows:

$ in millions	December 31, 2022	December 31, 2021	$ Change	% Change
Unbilled receivables, net	$5,983	$5,492	$491	9%
Advance payments and amounts in excess of costs incurred	(3,609)	(3,026)	(583)	19%
Net contract assets	$2,374	$2,466	$(92)	(4)%
The change in the balances of the company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. Net contract assets as of December 31, 2022 decreased 4 percent from the prior year, primarily due to decreases in net contracts assets at Aeronautics Systems and Space Systems, partially offset by an increase in net contract assets at Defense Systems.
The amount of revenue recognized for the years ended December 31, 2022, 2021 and 2020 that was included in the contract liability balance at the beginning of each year was $2.4 billion, $2.0 billion and $1.6 billion, respectively.
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
Research and Development
Company-sponsored research and development activities primarily include efforts related to government programs. Company-sponsored IR&D expenses totaled $1.2 billion, $1.1 billion and $1.1 billion in 2022, 2021 and 2020,

NORTHROP GRUMMAN CORPORATION

respectively, which represented 3.3 percent, 3.2 percent and 2.9 percent of total sales, respectively. Customer-funded research and development activities are charged directly to the related contracts.
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
Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value on a recurring basis. Changes in the fair value of derivative financial instruments that are designated as fair value hedges are recorded in Other, net in the consolidated statements of earnings and comprehensive income, while changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded as a component of other comprehensive income until settlement. For derivative financial instruments not designated as hedging instruments, gains or losses resulting from changes in the fair value are reported in Other, net in the consolidated statements of earnings and comprehensive income.
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

NORTHROP GRUMMAN CORPORATION

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
Inventoried costs include direct production costs, factory and engineering overhead, production tooling costs, and allowable G&A. G&A included in Inventoried costs, net was $59 million and $44 million as of December 31, 2022 and 2021, respectively. Inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year due to the long-cycle nature of our business.
Cash Surrender Value of Life Insurance Policies
The company maintains whole life insurance policies on a group of executives, which are recorded at their cash surrender value as determined by the insurance carrier. The company also has split-dollar life insurance policies on former officers and executives from acquired businesses, which are recorded at the lesser of their cash surrender value or premiums paid. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. As of December 31, 2022 and 2021, the carrying values associated with these policies were $367 million and $440 million, respectively, and are recorded in Other non-current assets in the consolidated statements of financial position.
Property, Plant and Equipment
Property, plant and equipment (PP&E) are depreciated over the estimated useful lives of individual assets. Most assets are depreciated using declining-balance methods, with the remainder using the straight-line method. Depreciation expense is generally an allowable and allocable cost in accordance with applicable FAR and CAS requirements and recorded in the same segment where the related assets are held. However, the additional depreciation expense related to the step-up in fair value of property, plant and equipment acquired through business combinations is recorded in unallocated corporate expense within operating income as such depreciation is not allocable to government contracts and not considered part of management’s evaluation of segment operating performance. Major classes of property, plant and equipment and their useful lives are as follows:

		December 31
Useful life in years, $ in millions	Useful Life	2022	2021
Land and land improvements	Up to 40(1)	$741	$636
Buildings and improvements	Up to 45	3,272	3,019
Machinery and other equipment	Up to 20	8,774	8,064
Capitalized software costs	3-5	524	481
Leasehold improvements	Lease Term(2)	2,747	2,513
Property, plant and equipment, at cost		16,058	14,713
Accumulated depreciation		(7,258)	(6,819)
Property, plant and equipment, net		$8,800	$7,894
(1)Land is not a depreciable asset.
(2)Leasehold improvements are depreciated over the shorter of the useful life of the asset or lease term.
During the fourth quarter of 2020, the company completed a sale of equipment to a customer on a restricted Aeronautics Systems program for $444 million. The company previously intended to use the equipment for internal purposes so we recognized the acquisition costs as capital expenditures and included the equipment in property, plant and equipment. As we regularly sell this type of equipment to customers in the ordinary course of business, we recorded the sale as a revenue transaction and included the net book value of the equipment in Operating costs and expenses. Although we generally classify proceeds from revenue transactions as cash inflows from operating activities, we recognized the proceeds from this transaction as cash inflows from investing activities, consistent with our prior recognition of the cost to acquire the equipment as capital expenditures. The company received cash

NORTHROP GRUMMAN CORPORATION

payments of $155 million, $84 million and $205 million related to the equipment sale during 2022, 2021 and 2020, respectively, and included it in Proceeds from sale of equipment to a customer in the consolidated statement of cash flows.
During the year ended December 31, 2022, the company acquired $46 million of internal use software through long-term financing directly with the supplier. The software was recorded in PP&E as a non-cash investing activity and the related liability was recorded in long-term debt as a non-cash financing activity. During the years ended December 31, 2022 and 2021, the company received lease incentives for landlord funded leasehold improvements of $96 million and $150 million, respectively, related to a Space Systems real estate lease, which were recorded in PP&E and included in non-cash investing activities.
On December 28, 2022 the company acquired certain leased land in exchange for company-owned land, which had been used previously for production-related activities at Space Systems. The exchange was accounted for as a nonmonetary transaction, and the acquired land, valued at approximately $155 million, was recorded in PP&E as a non-cash investing activity. The transaction resulted in a $96 million gain, which was reflected in operating costs and expenses in the consolidated statements of earnings and comprehensive income.
Non-cash investing activities also include capital expenditures incurred but not yet paid of $113 million, $91 million and $72 million as of December 31, 2022, 2021 and 2020, respectively.
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
Leases
The company leases certain buildings, land and equipment. At contract inception, we determine whether a contract is or contains a lease and whether the lease should be classified as an operating or finance lease. Operating lease balances are included in Operating lease right-of-use assets, Other current liabilities, and Operating lease liabilities in our consolidated statements of financial position.
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

NORTHROP GRUMMAN CORPORATION

Litigation, Commitments and Contingencies
We accrue for litigation, commitments and contingencies when management, after considering the facts and circumstances of each matter as then known to management, has determined it is probable a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, the low end of the range is recorded. Legal fees are generally expensed as incurred. Due to the inherent uncertainties surrounding gain contingencies, we generally do not recognize potential gains until realized.
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

NORTHROP GRUMMAN CORPORATION

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 31
$ in millions	2022	2021
Unamortized prior service credit	$1	$2
Cumulative translation adjustment and other, net	(154)	(145)
Total accumulated other comprehensive loss	$(153)	$(143)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after December 31, 2022, are not expected to have a material effect on the company’s consolidated financial position, annual results of operations and/or cash flows.
2. DISPOSITIONS
Disposition of IT and Mission Support Services Business
Effective January 30, 2021, we completed the IT services divestiture for $3.4 billion in cash and recorded a pre-tax gain of $2.0 billion. The IT and mission support services business was comprised of the majority of the former IS&S division of Defense Systems (excluding the Vinnell Arabia business); select cyber, intelligence and missions support programs, which were part of the former CIMS division of Mission Systems; and the former Space Technical Services business unit of Space Systems. Operating results include sales and operating income for the IT and mission support services business prior to the Divestiture date; therefore, no sales and operating income were recognized for this business during the year ended December 31, 2022.
The company recorded pre-tax profit of the IT and mission support services business of $20 million and $247 million for the years ended December 31, 2021 and 2020, respectively.
3. EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.7 million, 0.6 million and 0.5 million shares for the years ended December 31, 2022, 2021 and 2020, respectively.
Share Repurchases
On September 16, 2015, the company’s board of directors authorized a share repurchase program of up to $4.0 billion of the company’s common stock (the “2015 Repurchase Program”). On December 4, 2018, the company’s board of directors authorized a share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2018 Repurchase Program”). Repurchases under the 2015 Repurchase Program commenced in March 2016 and were completed in March 2020, at which time repurchases under the 2018 Repurchase Program commenced. Repurchases under the 2018 Repurchase Program were completed in October 2021.
On January 25, 2021, the company’s board of directors authorized a new share repurchase program of up to an additional $3.0 billion in share repurchases of the company’s common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program commenced in October 2021 upon the completion of the 2018 Repurchase Program. As of December 31, 2022, repurchases under the 2021 Repurchase Program totaled $2.4 billion; $0.6 billion remained under this share repurchase authorization. By its terms, the 2021 Repurchase Program is set to expire when we have used all authorized funds for repurchases.

NORTHROP GRUMMAN CORPORATION

On January 24, 2022, the company’s board of directors authorized a new share repurchase program of up to an additional $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). By its terms, repurchases under the 2022 Repurchase Program will commence upon completion of the 2021 Repurchase Program and will expire when we have used all authorized funds for repurchases. As of December 31, 2022, there have been no repurchases under the 2022 Repurchase Program and the company’s total outstanding share repurchase authorization was $2.6 billion.
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
The table below summarizes the company’s share repurchases to date under the authorizations described above:

Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Shares Repurchased (in millions)

					Year Ended December 31
					2022	2021	2020
September 16, 2015	$4,000	15.4	$260.33	March 2020	—	—	0.9
December 4, 2018	$3,000	8.9	$337.18	October 2021	—	8.4	0.5
January 25, 2021	$3,000	5.5	$426.46		3.3	2.2	—
January 24, 2022	$2,000	—	$—		—	—	—
					3.3	10.6	1.4
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
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net represent amounts billed and due from customers. Substantially all accounts receivable at December 31, 2022 are expected to be collected in 2023. The company does not believe it has significant exposure to credit risk as the majority of our accounts receivable are due from the U.S. government either as the ultimate customer or in connection with foreign military sales.

NORTHROP GRUMMAN CORPORATION

Accounts receivable, net consisted of the following:

	December 31
$ in millions	2022	2021
Due from U.S. government (1)	$1,215	$1,173
Due from international and other customers	304	328
Accounts receivable, gross	1,519	1,501
Allowance for expected credit losses	(8)	(34)
Accounts receivable, net	$1,511	$1,467
(1)Includes receivables due from the U.S. government associated with FMS sales. For FMS, we contract with and are paid by the U.S. government.
5. UNBILLED RECEIVABLES, NET
Unbilled receivables, net represent revenue recognized under the cost-to-cost method that exceeds amounts billed to customers. Substantially all unbilled receivables at December 31, 2022 are expected to be billed and collected in 2023. Progress and performance-based payments are reflected as an offset to the related unbilled receivable balances.
Unbilled receivables, net consisted of the following:

	December 31
$ in millions	2022	2021
Due from U.S. government (1)
Unbilled receivables	$23,304	$22,140
Progress and performance-based payments received	(17,664)	(17,038)
Total due from U.S. government	5,640	5,102
Due from international and other customers
Unbilled receivables	1,822	2,913
Progress and performance-based payments received	(1,460)	(2,503)
Total due from international and other customers	362	410
Unbilled receivables, net of progress and performance-based payments received	6,002	5,512
Allowance for expected credit losses	(19)	(20)
Unbilled receivables, net	$5,983	$5,492
(1)Includes unbilled receivables due from the U.S. government associated with FMS sales. For FMS, we contract with and are paid by the U.S. government.
6. INVENTORIED COSTS, NET
Inventoried costs are principally associated with contracts where the U.S. government is the primary customer, therefore the company does not believe it has significant exposure to recoverability risk related to these amounts. Inventoried costs associated with our commercial businesses, while less significant in total, are subject to a greater level of recoverability risk. During the year ended December 31, 2022, the company recorded a $45 million write-down of commercial business inventory at Space Systems for which its cost exceeded net realizable value.
Inventoried costs, net consisted of the following:

	December 31
$ in millions	2022	2021
Contracts in process	$574	$478
Product inventory	404	333
Inventoried costs, net	$978	$811

NORTHROP GRUMMAN CORPORATION

7. INCOME TAXES
Federal and foreign income tax expense consisted of the following:

	Year Ended December 31
$ in millions	2022	2021	2020
Federal income tax expense:
Current	$1,289	$1,398	$246
Deferred	(353)	518	288
Total federal income tax expense	936	1,916	534
Foreign income tax expense:
Current	3	6	3
Deferred	1	11	2
Total foreign income tax expense	4	17	5
Total federal and foreign income tax expense	$940	$1,933	$539
Earnings before income taxes associated with the company’s foreign operations are not material in the periods presented.
Income tax expense differs from the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate due to the following:

	Year Ended December 31
$ in millions	2022		2021		2020
Income tax expense at statutory rate	$1,226	21.0%	$1,877	21.0%	$783	21.0%
Research credit	(177)	(3.0)	(192)	(2.2)	(206)	(5.5)
Foreign derived intangible income	(66)	(1.1)	(50)	(0.6)	(55)	(1.5)
IT services divestiture nondeductible goodwill	—	—	250	2.8	—	—
Settlements with taxing authorities	(86)	(1.5)	—	—	—	—
Other, net	43	0.7	48	0.6	17	0.5
Total federal and foreign income taxes	$940	16.1%	$1,933	21.6%	$539	14.5%
The year to date 2022 ETR decreased to 16.1 percent from 21.6 percent in 2021 primarily due to an $86 million benefit resulting from the resolution of the IRS examination of certain legacy OATK tax returns, as well as additional federal income taxes in the prior year resulting from the IT services divestiture. The company’s 2022 MTM benefit increased the 2022 ETR by 1.2 percentage points; however, the MTM benefit in 2021 did not significantly impact the 2021 ETR.
The year to date 2021 ETR increased to 21.6 percent from 14.5 percent in 2020 primarily due to the federal income taxes resulting from the IT services divestiture described above. The company’s 2021 MTM benefit did not significantly impact the 2021 ETR; however, MTM expense in 2020 reduced the 2020 ETR by 1.3 percentage points.
Income tax payments, net of refunds received, were $1.5 billion, $1.3 billion and $312 million for the years ended December 31, 2022, 2021 and 2020, respectively. Taxes receivable, which are included in Prepaid expenses and other current assets in the consolidated statements of financial position, were $850 million and $571 million as of December 31, 2022 and 2021, respectively.

NORTHROP GRUMMAN CORPORATION

Uncertain Tax Positions
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Northrop Grumman 2014-2020 federal tax returns and refund claims related to its 2007-2016 federal tax returns are currently under Internal Revenue Service (IRS) examination. During the second quarter of 2022, the company’s 2014-2016 federal income tax returns and refund claims related to its 2007-2016 federal tax returns reverted back from IRS Appeals to IRS examination for additional factual review. During the fourth quarter of 2022, the U.S. Congressional Joint Committee on Taxation approved a resolution of the IRS examination of the legacy OATK federal tax returns for the years ended March 31, 2014 and 2015, the nine-month transition period ended December 31, 2015 and calendar years 2016-2017, which resulted in a $110 million reduction to our unrecognized tax benefits and an $86 million reduction to income tax expense.
Tax returns for open tax years related to state and foreign jurisdictions remain subject to examination. As state income taxes are generally considered allowable and allocable costs, any individual or aggregate state examination impacts are not expected to have a material impact on our financial results. Amounts currently subject to examination related to foreign jurisdictions are not material.
The change in unrecognized tax benefits during 2022, 2021 and 2020, excluding interest, is as follows:

	December 31
$ in millions	2022	2021	2020
Unrecognized tax benefits at beginning of the year	$1,630	$1,481	$1,223
Additions based on tax positions related to the current year	262	355	187
Additions for tax positions of prior years	6	47	270
Reductions for tax positions of prior years	(124)	(251)	(190)
Settlements with taxing authorities	(110)	(1)	(7)
Other, net	(1)	(1)	(2)
Net change in unrecognized tax benefits	33	149	258
Unrecognized tax benefits at end of the year	$1,663	$1,630	$1,481
Our 2022 increase in unrecognized tax benefits was primarily related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued in August 2021. As of December 31, 2022, we have approximately $1.7 billion in unrecognized tax benefits, including $543 million related to our position on IRC Section 451(b). If these matters, including our position on IRC Section 451(b), are unfavorably resolved, there could be a material impact on our future cash flows. It is reasonably possible that within the next 12 months our unrecognized tax benefits may increase by approximately $120 million. Additionally, it is reasonably possible that within the next 12 months, unrecognized tax benefits claimed primarily related to California state apportionment in the company’s 2007 to 2016 tax years may decline by up to $100 million through administrative resolution with the California Franchise Tax Board.
Our current unrecognized tax benefits, which are included in Other current liabilities in the consolidated statements of financial position, were $728 million and $590 million as of December 31, 2022 and 2021, respectively, with the remainder of our unrecognized tax benefits included within Other non-current liabilities. These liabilities include $216 million and $175 million of accrued interest and penalties as of December 31, 2022 and 2021, respectively. If the income tax benefits from these tax positions are ultimately realized, $636 million of federal and foreign tax benefits would reduce the company’s ETR.
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
The tax effects of temporary differences and carryforwards that gave rise to year-end deferred federal, state and foreign tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
$ in millions	2022	2021
Deferred Tax Assets
Retiree benefits	$117	$804
Capitalized research and experimental expenditures	1,671	—
Accrued employee compensation	378	371
Provisions for accrued liabilities	65	156
Inventory	484	649
Stock-based compensation	37	39
Operating lease liabilities	556	493
Tax credits	464	431
Other	144	135
Gross deferred tax assets	3,916	3,078
Less: valuation allowance	(428)	(349)
Net deferred tax assets	3,488	2,729
Deferred Tax Liabilities
Goodwill	534	533
Purchased intangibles	98	148
Property, plant and equipment, net	854	755
Operating lease right-of-use assets	545	444
Contract accounting differences	1,348	1,036
Other	79	103
Deferred tax liabilities	3,458	3,019
Total net deferred tax assets (liabilities)	$30	$(290)
Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The company believes it is more-likely-than-not our net deferred tax assets will be realized.
At December 31, 2022, the company has available tax credits and unused net operating losses of $510 million and $349 million, respectively, that may be applied against future taxable income. The majority of tax credits and net operating losses expire in 2023 through 2046, however, some may be carried forward indefinitely. Due to the uncertainty of the realization of the tax credits and net operating losses, the company has recorded valuation allowances of $295 million and $32 million, respectively, as of December 31, 2022.
Undistributed Foreign Earnings
As of December 31, 2022, the company has accumulated undistributed earnings generated by our foreign subsidiaries and most have been taxed in the U.S. We intend to indefinitely reinvest these earnings, as well as future earnings from our foreign subsidiaries to fund our international operations. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S. cash needs.

NORTHROP GRUMMAN CORPORATION

8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill for the years ended December 31, 2021 and 2022, were as follows:

$ in millions	Aeronautics Systems	Defense Systems	Mission Systems	Space Systems	Total
Balance as of December 31, 2020	$3,467	$3,415	$5,881	$4,755	$17,518
Other (1)	—	(3)	—	—	(3)
Balance as of December 31, 2021	$3,467	$3,412	$5,881	$4,755	$17,515
Other (1)	—	1	—	—	1
Balance as of December 31, 2022	$3,467	$3,413	$5,881	$4,755	$17,516
(1)Other consists primarily of adjustments for foreign currency translation.
At December 31, 2022 and 2021, accumulated goodwill impairment losses totaled $417 million and $153 million at Aeronautics Systems and Space Systems, respectively.
Other Purchased Intangible Assets
Net customer-related and other intangible assets are as follows:

	December 31
$ in millions	2022	2021
Gross customer-related and other intangible assets	$3,364	$3,361
Less accumulated amortization	(2,980)	(2,783)
Net customer-related and other intangible assets	$384	$578
Amortization expense for 2022, 2021 and 2020, was $197 million, $204 million and $262 million, respectively. As of December 31, 2022, the expected future amortization of purchased intangibles for each of the next five years is as follows:

$ in millions
2023	$80
2024	57
2025	45
2026	42
2027	31
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value. See Note 1 for the definitions of these levels and for further information on our financial instruments.

	December 31, 2022				December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$310	$1	$8	$319	$393	$1	$7	$401
Marketable securities valued using NAV				13				17
Total marketable securities	310	1	8	332	393	1	7	418
Derivatives	—	7	—	7	—	(1)	—	(1)
The notional value of the company’s foreign currency forward contracts at December 31, 2022 and 2021 was $221 million and $120 million, respectively. The portion of notional value designated as a cash flow hedge at December

NORTHROP GRUMMAN CORPORATION

31, 2022, was $87 million. At December 31, 2021, no portion of the notional value was designated as a cash flow hedge.
The derivative fair values and related unrealized gains/losses at December 31, 2022 and 2021 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2022 and 2021.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
10. DEBT
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing. In December 2022, the company amended its commercial paper program to increase its capacity to issue unsecured commercial paper notes from $2.0 billion to $2.5 billion. There were no commercial paper borrowings outstanding at December 31, 2022 and December 31, 2021, respectively. The outstanding balance of commercial paper borrowings is recorded in Other current liabilities in the consolidated statements of financial position.
Credit Facility
In August 2022, the company entered into a new five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”). The 2022 Credit Agreement replaced the company’s prior five-year, $2.0 billion revolving credit facility entered into on August 17, 2018 and as amended on October 17, 2019. The revolving credit facility established under the 2022 Credit Agreement is intended to support the company’s commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2022 Credit Agreement. At December 31, 2022, there were no borrowings outstanding under this facility.
The 2022 Credit Agreement contains generally customary terms and conditions, including covenants restricting the company’s ability to sell all or substantially all of its assets, merge or consolidate with another entity or undertake other fundamental changes and incur liens. The company also cannot permit the ratio of its debt to capitalization (as set forth in the credit agreement) to exceed 65 percent. At December 31, 2022, the company was in compliance with all covenants under its credit agreement.
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
Debt Exchange
On September 2, 2021, the company completed an exchange offer to eligible holders of the outstanding notes of our direct wholly owned subsidiary, Northrop Grumman Systems Corporation (“NGSC”), maturing through 2036. An aggregate principal amount of $422 million of the NGSC notes was exchanged for $422 million of unregistered Northrop Grumman Corporation notes (the “Unregistered Notes”) with the same interest rates and maturity dates as the NGSC notes exchanged.
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

NORTHROP GRUMMAN CORPORATION

Long-term debt consists of the following:

$ in millions		December 31
		2022	2021
Fixed-rate notes and debentures, maturing in	Interest rate
2023	3.25%	$1,050	$1,050
2025	2.93%	1,500	1,500
2026	7.75% - 7.88%	527	527
2027	3.20%	750	750
2028	3.25%	2,000	2,000
2030	4.40%	750	750
2031	7.75%	466	466
2040	5.05% - 5.15%	800	800
2043	4.75%	950	950
2045	3.85%	600	600
2047	4.03%	2,250	2,250
2050	5.25%	1,000	1,000
Other	Various	293	205
Debt issuance costs		(59)	(65)
Total long-term debt		12,877	12,783
Less: current portion(1)		1,072	6
Long-term debt, net of current portion		$11,805	$12,777
(1) The current portion of long-term debt is recorded in Other current liabilities in the consolidated statements of financial position.
The estimated fair value of long-term debt was $12.1 billion and $15.1 billion as of December 31, 2022 and 2021, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.
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
Total interest payments, net of interest received, were $474 million, $570 million and $572 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Maturities of long-term debt as of December 31, 2022, are as follows:

$ in millions
Year Ending December 31
2023	$1,072
2024	67
2025	1,521
2026	530
2027	753
Thereafter	9,006
Total principal payments	12,949
Unamortized premium on long-term debt, net of discount	(13)
Debt issuance costs	(59)
Total long-term debt	$12,877

NORTHROP GRUMMAN CORPORATION

11. INVESTIGATIONS, CLAIMS AND LITIGATION
On May 4, 2012, the company commenced an action, Northrop Grumman Systems Corp. v. United States, in the U.S. Court of Federal Claims. This lawsuit related to an approximately $875 million firm fixed-price contract awarded to the company in 2007 by the U.S. Postal Service (USPS) for the construction and delivery of flats sequencing systems (FSS) as part of the postal automation program. The FSS were delivered. The company’s lawsuit sought approximately $63 million for unpaid portions of the contract price, and approximately $115 million based on the company’s assertions that, through various acts and omissions over the life of the contract, the USPS adversely affected the cost and schedule of performance and materially altered the company’s obligations under the contract. The United States responded to the company’s complaint with an answer, denying most of the company’s claims, and counterclaims seeking approximately $410 million, primarily for delay and lost savings. On February 3, 2020, after extensive discovery and motions practice, the parties commenced what was expected to be a seven-week trial. After COVID-19-related interruptions, trial concluded on March 5, 2021. On June 27, 2022, the judge issued a decision in the company’s favor. On July 18, 2022, the government filed a motion for reconsideration. On October 17, 2022, the court denied the government’s motion for reconsideration and on October 19, 2022, the court entered judgment in the company’s favor. On November 9, 2022, the Postal Service paid the company the full judgment amount of approximately $83 million. Neither party appealed prior to the December 19, 2022 deadline.
The company is engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation (NYSDEC), the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. In December 2019, the State of New York issued an Amended Record of Decision seeking to impose additional remedial requirements beyond measures the company previously had been taking; the State also communicated that it was assessing potential natural resource damages. In December 2020, the parties reached a tentative agreement regarding the steps the company would take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. On September 22, 2021, the State of New York issued for public comment a new consent decree reflecting the agreement. On December 7, 2021, the public comment period closed. On August 3, 2022, the court approved the consent decree. We have also reached agreements with the Department of Defense and the Bethpage and South Farmingdale Water Districts to resolve claims involving these parties. Those agreements have also been approved by the courts as necessary. The company continues to be involved in related disputes with the Towns of Oyster Bay and Hempstead.
We have incurred, and expect to continue to incur, as included in Note 12, substantial remediation costs related to the legacy Bethpage environmental conditions. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and that our costs may increase materially. In addition to disputes and legal proceedings related to environmental conditions and remediation at the site, we are a party to various individual lawsuits and a putative class action alleging personal injury and property damage in the Eastern District of New York. The filed individual lawsuits have been stayed, pending a court decision on class certification. We are also a party, and may become a party, to other lawsuits brought by or against insurance carriers, and by other individual plaintiffs and/or putative classes, as well as other parties. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these Bethpage lawsuits.
In June 2018, the FTC issued a Decision and Order enabling the company’s acquisition of OATK to proceed and providing generally for the company to continue to make solid rocket motors available to competing missile primes on a non-discriminatory basis. The company has taken and continues to take robust actions to help ensure compliance with the terms of the Order. Similarly, the Compliance Officer, appointed under the Order, and the FTC have taken and continue to take various actions to oversee compliance. In October 2019, the company received a civil investigative demand (CID) from the FTC requesting certain information relating to a potential issue regarding the company’s compliance with the Order in connection with a then pending missile competition. The company promptly provided information in response to the request. In late 2021, the company resumed discussions with staff at the FTC regarding our response and their views on compliance issues. More recently, the company received and is responding to a follow-on CID. We cannot predict the outcome of those discussions, but we do not believe they are likely to have a material adverse effect on the company’s consolidated financial position as of December 31, 2022, or its annual results of operations and/or cash flows. We believe the company has been and continues to be in compliance with the Order.
On December 9, 2022, the company received from the U.S. Department of Justice (DOJ) a criminal subpoena seeking information regarding financial and cost accounting and controls that appears focused on the interest rate

NORTHROP GRUMMAN CORPORATION

assumptions the company used to determine our CAS pension expense, which we have previously discussed in Note 12 below. The company has begun discussions with DOJ regarding the scope of the subpoena and is preparing to respond to it. We cannot at this point predict the outcome of this matter.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s consolidated financial position as of December 31, 2022, or its annual results of operations and/or cash flows.
12. COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 31, 2022, or its annual results of operations and/or cash flows.
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We continued to exchange correspondence and engage with DCMA and DoD on this matter, including responding to requests for and providing additional information. As noted in Note 11 above, on December 8, 2022, the U.S. Department of Justice (DOJ) issued to the company a criminal subpoena seeking information that appears related to the interest rate assumptions at issue in our discussions with DCMA. The company has begun discussions with DOJ regarding the scope of the subpoena and is preparing to respond to it. We cannot at this point predict the outcome of this matter. The company is also continuing to engage with DCMA/DoD. As previously described, the sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of the DCMA matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
B-21 Low-Rate Initial Production Options
In 2015, the U.S. Air Force awarded to Northrop Grumman the B-21 contract, including a base contract for engineering, manufacturing, and design (EMD) and five low-rate initial production (LRIP) options. The EMD phase of the program is largely cost type and began at contract award. The LRIP options are largely fixed price and are expected to be awarded and executed over the next decade. In the fourth quarter of 2022, we updated our estimated cost to complete the LRIP phase of the B-21 program. Principally due to the company’s latest estimate of the impact macroeconomic factors may have on our cost to complete the LRIP options, as well as ongoing discussions with our suppliers and our customer, we now believe it is reasonably possible one or more of the LRIP options could be performed at a loss and the range of such loss across the five LRIP options is between $0 and $1.2 billion. As we do

NORTHROP GRUMMAN CORPORATION

not currently believe a loss is probable on any of the LRIP options, we have not recognized any such loss in our financial results for the period ended December 31, 2022.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of December 31, 2022 and 2021:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
December 31, 2022	$565	$353	$486
December 31, 2021	572	363	486
(1)As of December 31, 2022, $198 million is recorded in Other current liabilities and $367 million is recorded in Other non-current liabilities.
(2)Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3)As of December 31, 2022, $180 million is deferred in Prepaid expenses and other current assets and $306 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s consolidated financial position as of December 31, 2022, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At December 31, 2022, there were $373 million of stand-by letters of credit and guarantees and $77 million of surety bonds outstanding.
Indemnifications
The company has provided indemnifications for certain environmental, income tax and other potential liabilities in connection with certain of its divestitures. The settlement of these liabilities is not expected to have a material adverse effect on the company’s consolidated financial position as of December 31, 2022, or its annual results of operations and/or cash flows.
13. RETIREMENT BENEFITS
Plan Descriptions
U.S. Defined Benefit Pension Plans – The company sponsors several defined benefit pension plans in the U.S. Pension benefits for most participants are based on years of service, age and compensation. It is our policy to fund at least the minimum amount required for qualified plans, using actuarial cost methods and assumptions acceptable under U.S. government regulations, by making payments into benefit trusts separate from the company.
U.S. Defined Contribution Plans – The company also sponsors defined contribution plans covering the majority of its employees, including certain employees covered under collective bargaining agreements. Company contributions vary depending on date of hire, with a majority of employees being eligible for employer matching of employee contributions. Based on date of hire, certain employees are eligible to receive a company non-elective contribution or an enhanced matching contribution in lieu of a defined benefit pension plan benefit. The company’s contributions to these defined contribution plans for the years ended December 31, 2022, 2021 and 2020, were $558 million, $588 million and $590 million, respectively.
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
Certain covered employees and dependents are eligible to participate in plans upon retirement if they meet specified age and years of service requirements. The company provides subsidies to reimburse certain retirees for a portion of the cost of individual Medicare-supplemental coverage purchased directly by the retiree through a private insurance exchange. The company has capped the amount of its contributions for substantially all of its remaining postretirement medical and life benefit plans. In addition, after January 1, 2005 (or earlier at some businesses), newly hired employees are not eligible for subsidized postretirement medical and life benefits.
Summary Plan Results
The cost to the company of its retirement benefit plans is shown in the following table:

	Year Ended December 31
	Pension Benefits			Medical and Life Benefits
$ in millions	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost (benefit)
Service cost	$367	$414	$409	$9	$16	$17
Interest cost	1,136	1,054	1,226	47	53	67
Expected return on plan assets	(2,641)	(2,512)	(2,376)	(110)	(105)	(102)
Amortization of prior service (credit) cost	—	(9)	(59)	(1)	(1)	4
Mark-to-market (benefit) expense	(1,262)	(1,921)	1,034	30	(434)	—
Other	—	(1)	10	—	—	2
Net periodic benefit cost (benefit)	$(2,400)	$(2,975)	$244	$(25)	$(471)	$(12)
The table below summarizes the components of changes in unamortized prior service credit (cost) for the years ended December 31, 2020, 2021 and 2022:

$ in millions	Pension Benefits	Medical and Life Benefits	Total
Changes in unamortized prior service credit (cost)
Amortization of prior service credit (cost)	$59	$(4)	$55
Tax expense	(15)	1	(14)
Change in unamortized prior service credit (cost) – 2020	44	(3)	41
Amortization of prior service credit (cost)	9	1	10
Tax expense	(2)	—	(2)
Change in unamortized prior service credit (cost) – 2021	7	1	8
Amortization of prior service credit (cost)	—	1	1
Tax expense	—	—	—
Change in unamortized prior service credit (cost) – 2022	$—	$1	$1
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

NORTHROP GRUMMAN CORPORATION

	Pension Benefits		Medical and Life Benefits
$ in millions	2022	2021	2022	2021
Plan Assets
Fair value of plan assets at beginning of year	$36,236	$34,452	$1,588	$1,515
Net (loss) gain on plan assets	(5,422)	3,637	(257)	170
Employer contributions	101	104	35	37
Participant contributions	7	8	24	23
Benefits paid	(1,973)	(1,964)	(164)	(157)
Other	(29)	(1)	—	—
Fair value of plan assets at end of year	28,920	36,236	1,226	1,588
Projected Benefit Obligation
Projected benefit obligation at beginning of year	38,888	40,182	1,685	2,119
Service cost	367	414	9	16
Interest cost	1,136	1,054	47	53
Participant contributions	7	8	24	23
Actuarial loss	(9,325)	(794)	(337)	(369)
Benefits paid	(1,973)	(1,964)	(164)	(157)
Other	(33)	(12)	—	—
Projected benefit obligation at end of year	29,067	38,888	1,264	1,685
Funded status	$(147)	$(2,652)	$(38)	$(97)
The decrease in the fair value of our plan assets for the year ended December 31, 2022 was principally driven by losses of 15.4 percent on plan assets and $2.1 billion of benefit payments. The decrease in our projected benefit obligation for the year ended December 31, 2022, was primarily driven by a 256 basis point increase in the discount rate from year end 2021 and $2.1 billion of benefit payments, partially offset by $1.2 billion of interest cost.

	Pension Benefits		Medical and Life Benefits
$ in millions	2022	2021	2022	2021
Classification of amounts recognized in the consolidated statements of financial position
Non-current assets	$982	$462	$240	$285
Current liability	(177)	(182)	(42)	(45)
Non-current liability	(952)	(2,932)	(236)	(337)
The accumulated benefit obligation for all defined benefit pension plans was $28.8 billion and $38.3 billion at December 31, 2022 and 2021, respectively.
Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	December 31
$ in millions	2022	2021
Projected benefit obligation	$1,126	$36,524
Accumulated benefit obligation	1,117	35,994
Fair value of plan assets	2	33,410

NORTHROP GRUMMAN CORPORATION

Plan Assumptions
On a weighted-average basis, the following assumptions were used to determine benefit obligations at December 31 of each year and net periodic benefit cost for the following year:

	Pension Benefits			Medical and Life Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	5.54%	2.98%	2.68%	5.57%	2.93%	2.58%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	7.23%	7.19%	7.22%
Initial cash balance crediting rate assumed for the next year	3.96%	2.25%	2.25%
Rate to which the cash balance crediting rate is assumed to increase/decrease (the ultimate rate)	3.88%	2.25%	2.25%
Year that the cash balance crediting rate reaches the ultimate rate	2028	2027	2026
Rate of compensation increase	3.00%	3.00%	3.00%
Initial health care cost trend rate assumed for the next year				6.50%	5.30%	5.60%
Rate to which the health care cost trend rate is assumed to decline (the ultimate trend rate)				5.00%	5.00%	5.00%
Year that the health care cost trend rate reaches the ultimate trend rate				2028	2023	2023
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
For the majority of the plans’ assets, the investment policies require that the asset allocation be maintained within the following ranges as of December 31, 2022:

Asset Allocation Ranges
Cash and cash equivalents	—% - 12%
Global public equities	24% - 44%
Fixed-income securities	31% - 51%
Alternative investments	14% - 34%

NORTHROP GRUMMAN CORPORATION

The table below provides the fair values of the company’s pension and Voluntary Employees’ Beneficiary Association (VEBA) trust plan assets at December 31, 2022 and 2021, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category. See Note 1 for the definitions of these levels. Certain investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table. As of December 31, 2022 and 2021, there were no investments expected to be sold at a value materially different than NAV.

	Level 1		Level 2		Level 3		Total
$ in millions	2022	2021	2022	2021	2022	2021	2022	2021
Asset category
Cash and cash equivalents	$115	$119	$1,076	$2,268			$1,191	$2,387
U.S. equities	2,138	3,085	1	2			2,139	3,087
International equities	1,784	3,105			$—	$3	1,784	3,108
Fixed-income securities
U.S. Treasuries	22	21	2,977	2,815			2,999	2,836
U.S. Government Agency			145	180			145	180
Non-U.S. Government			172	277			172	277
Corporate debt	28	30	4,717	5,501			4,745	5,531
Asset backed			353	987			353	987
High yield debt	12	19	19	31			31	50
Bank loans			13	21			13	21
Other assets		33	2	57	2	2	4	92
Investments valued using NAV as a practical expedient
U.S. equities							1,043	1,652
International equities							3,904	6,849
Fixed-income funds							2,569	1,461
Hedge funds							44	63
Opportunistic investments							2,983	3,039
Private equity funds							3,299	3,535
Real estate funds							2,753	2,742
Payables, net							(25)	(73)
Fair value of plan assets at the end of the year	$4,099	$6,412	$9,475	$12,139	$2	$5	$30,146	$37,824
There were no transfers of plan assets into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2022 and 2021.
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
Other assets include derivative assets with a fair value of $71 million and $78 million, derivative liabilities with a fair value of $117 million and $38 million, and net notional amounts of $3.2 billion and $3.7 billion, as of December 31, 2022 and 2021, respectively. Derivative instruments may include exchange traded futures contracts, interest rate swaps, options on futures and swaps, currency contracts, total return swaps and credit default swaps. Notional amounts do not quantify risk or represent assets or liabilities of the pension and VEBA trusts, but are used in the

NORTHROP GRUMMAN CORPORATION

calculation of cash settlement under the contracts. The volume of derivative activity is commensurate with the amounts disclosed at year-end. Certain derivative financial instruments within the pension trust are subject to master netting agreements with certain counterparties.
Investments in certain equity and fixed-income funds, which include common/collective trust funds, and alternative investments, including hedge funds, opportunistic investments, private equity funds and real estate funds, are valued based on the NAV derived by the investment managers, as a practical expedient, and are described further below.
U.S. and International equities: Generally, redemption periods are daily, monthly or quarterly with a notice requirement less than 90 days. As of December 31, 2022, there were no unfunded commitments. As of December 31, 2021, unfunded commitments were $100 million.
Fixed-income funds: Generally, redemption periods are daily, monthly or quarterly with a notice requirement of two days. There were no unfunded commitments as of December 31, 2022 and 2021.
Hedge funds: Consist of closed-end funds with a 5-10 year life as well as funds that allow redemption requests subject to the liquidity limitations of the underlying investments. As of December 31, 2022 and 2021, unfunded commitments were $6 million.
Opportunistic investments: Primarily held in partnerships with a 5-10 year life. As of December 31, 2022 and 2021, unfunded commitments were $1.5 billion and $1.7 billion, respectively.
Private equity funds: The term of each fund is typically 10 or more years and the fund’s investors do not have an option to redeem their interest in the fund. As of December 31, 2022 and 2021, unfunded commitments were $2.0 billion and $2.1 billion, respectively.
Real estate funds: Consist primarily of open-end funds that generally allow investors to redeem their interests in the funds. Certain closed-end real estate funds have terms of 10 or more years. As of December 31, 2022 and 2021, unfunded commitments were $44 million and $350 million, respectively.
For the years ended December 31, 2022 and 2021, the defined benefit pension and VEBA trusts did not hold any Northrop Grumman common stock.
Benefit Payments
The following table reflects estimated future benefit payments for the next ten years, based upon the same assumptions used to measure the benefit obligation, and includes expected future employee service, as of December 31, 2022:

$ in millions	Pension Plans	Medical and Life Plans	Total
Year Ending December 31
2023	$1,949	$139	$2,088
2024	2,001	141	2,142
2025	2,041	135	2,176
2026	2,077	112	2,189
2027	2,108	107	2,215
2028 through 2032	10,717	474	11,191
In 2023, the company expects to contribute the required minimum funding of approximately $100 million to its pension plans and approximately $36 million to its medical and life benefit plans. During the year ended December 31, 2022, the company made no discretionary pension contributions.
14. STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Compensation Plans
At December 31, 2022, the company had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2011 Long-Term Incentive Stock Plan (2011 Plan), applicable to employees and non-employee directors, and the 1993 Stock Plan for Non-Employee Directors (1993 SPND).
Employee Plans – In May 2015, the company’s shareholders approved amendments to the 2011 Plan. These amendments provided that shares issued under the plan would be counted against the aggregate share limit on a one-for-one basis. As amended, 5.1 million shares plus 2.4 million of newly authorized shares were available for issuance under the 2011 Plan; as of December 31, 2022, 4.6 million shares remain available for issuance.

NORTHROP GRUMMAN CORPORATION

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
Compensation Expense
Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $99 million, $94 million and $90 million, respectively. The related tax benefits (deficiencies) for stock-based compensation for the years ended December 31, 2022, 2021 and 2020 were $10 million, $(2) million and $14 million, respectively.
At December 31, 2022, there was $97 million of unrecognized compensation expense related to unvested stock awards granted under the company’s stock-based compensation plans. These amounts are expected to be charged to expense over a weighted-average period of 1.3 years.
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

NORTHROP GRUMMAN CORPORATION

Stock award activity for the years ended December 31, 2020, 2021 and 2022, is presented in the table below. Vested awards do not include any adjustments to reflect the final performance measure for issued shares.

	Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2020	701	$278	0.9
Granted	262	350
Vested	(296)	305
Forfeited	(64)	303
Outstanding at December 31, 2020	603	$311	1.4
Granted	304	296
Vested	(269)	286
Forfeited	(58)	318
Outstanding at December 31, 2021	580	$314	1.4
Granted	238	397
Vested	(226)	327
Forfeited	(31)	320
Outstanding at December 31, 2022	561	$344	1.4
The majority of our stock awards are granted annually during the first quarter.
The grant date fair value of shares issued in settlement of fully vested stock awards was $93 million, $103 million and $118 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Cash Awards
The company grants certain employees cash units (CUs) and cash performance units (CPUs). Depending on actual performance against financial objectives, recipients of CPUs earn between 0 and 200 percent of the original grant. The following table presents the minimum and maximum aggregate payout amounts related to those cash awards granted for the periods presented:

	Year Ended December 31
$ in millions	2022	2021	2020
Minimum aggregate payout amount	$32	$31	$31
Maximum aggregate payout amount	183	178	175
The majority of our cash awards are granted annually during the first quarter. CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based primarily on the achievement of certain performance metrics over a three-year period. At December 31, 2022, there was $119 million of unrecognized compensation expense related to cash awards.

NORTHROP GRUMMAN CORPORATION

15. LEASES
Total Lease Cost
Total lease cost is included in Product and Service costs in the consolidated statement of earnings and comprehensive income and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Year Ended December 31
$ in millions	2022	2021	2020
Operating lease cost	$332	$315	$320
Variable lease cost	35	31	28
Short-term lease cost	51	80	93
Total lease cost	$418	$426	$441
Supplemental Balance Sheet Information
Supplemental operating lease balance sheet information consists of the following:

	Year Ended December 31
$ in millions	2022	2021
Operating lease right-of-use assets	$1,811	$1,655

Other current liabilities	299	284
Operating lease liabilities	1,824	1,590
Total operating lease liabilities	$2,123	$1,874
Other Supplemental Information
Other supplemental operating lease information consists of the following:

	Year Ended December 31
$ in millions	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$316	$306
Right-of-use assets obtained in exchange for new lease liabilities	438	394

Weighted average remaining lease term	11.2 years	11.3 years
Weighted average discount rate	3.4%	3.1%
Maturities of Lease Liabilities
Maturities of operating lease liabilities as of December 31, 2022 are as follows:

$ in millions
Year Ending December 31
2023	$351
2024	320
2025	279
2026	238
2027	188
Thereafter	1,263
Total lease payments	2,639
Less: imputed interest	(516)
Present value of operating lease liabilities	$2,123
As of December 31, 2022, we have approximately $82 million in rental commitments for real estate leases that have not yet commenced. These leases are expected to commence in 2023 and 2024 with lease terms of 4 to 12 years.

NORTHROP GRUMMAN CORPORATION

16. SEGMENT INFORMATION
The company is aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
The following table presents sales and operating income by segment:

	Year Ended December 31
$ in millions	2022	2021	2020
Sales
Aeronautics Systems	$10,531	$11,259	$12,169
Defense Systems	5,579	5,776	7,543
Mission Systems	10,396	10,134	10,080
Space Systems	12,275	10,608	8,744
Intersegment eliminations	(2,179)	(2,110)	(1,737)
Total sales	36,602	35,667	36,799
Operating income
Aeronautics Systems	1,116	1,093	1,206
Defense Systems	664	696	846
Mission Systems	1,618	1,579	1,459
Space Systems	1,158	1,121	893
Intersegment eliminations	(303)	(272)	(216)
Total segment operating income	4,253	4,217	4,188
FAS/CAS operating adjustment	(200)	130	418
Unallocated corporate (expense) income	(452)	1,304	(541)
Total operating income	$3,601	$5,651	$4,065
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

NORTHROP GRUMMAN CORPORATION

Disaggregation of Revenue

Sales by Customer Type	Year Ended December 31
	2022		2021		2020
$ in millions	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government (1)	$8,930	85%	$9,631	85%	$10,411	86%
International (2)	1,344	13%	1,421	13%	1,595	13%
Other customers	18	—%	18	—%	41	—%
Intersegment sales	239	2%	189	2%	122	1%
Aeronautics Systems sales	10,531	100%	11,259	100%	12,169	100%
Defense Systems
U.S. government (1)	3,344	61%	3,595	62%	5,103	68%
International (2)	1,358	24%	1,317	23%	1,317	17%
Other customers	71	1%	75	1%	395	5%
Intersegment sales	806	14%	789	14%	728	10%
Defense Systems sales	5,579	100%	5,776	100%	7,543	100%
Mission Systems
U.S. government (1)	7,471	72%	7,223	71%	7,279	72%
International (2)	1,809	17%	1,846	18%	1,945	19%
Other customers	101	1%	72	1%	77	1%
Intersegment sales	1,015	10%	993	10%	779	8%
Mission Systems sales	10,396	100%	10,134	100%	10,080	100%
Space Systems
U.S. government (1)	11,578	94%	9,885	93%	8,110	93%
International (2)	337	3%	398	4%	331	4%
Other customers	241	2%	186	2%	195	2%
Intersegment sales	119	1%	139	1%	108	1%
Space Systems sales	12,275	100%	10,608	100%	8,744	100%
Total
U.S. government (1)	31,323	86%	30,334	85%	30,903	84%
International (2)	4,848	13%	4,982	14%	5,188	14%
Other customers	431	1%	351	1%	708	2%
Total Sales	$36,602	100%	$35,667	100%	$36,799	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Year Ended December 31
	2022		2021		2020
$ in millions	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$5,013	49%	$5,419	49%	$6,142	51%
Fixed-price	5,279	51%	5,651	51%	5,905	49%
Intersegment sales	239		189		122
Aeronautics Systems sales	10,531		11,259		12,169
Defense Systems
Cost-type	1,497	31%	1,739	35%	2,345	34%
Fixed-price	3,276	69%	3,248	65%	4,470	66%
Intersegment sales	806		789		728
Defense Systems sales	5,579		5,776		7,543
Mission Systems
Cost-type	3,622	39%	3,139	34%	3,582	39%
Fixed-price	5,759	61%	6,002	66%	5,719	61%
Intersegment sales	1,015		993		779
Mission Systems sales	10,396		10,134		10,080
Space Systems
Cost-type	8,579	71%	7,731	74%	6,369	74%
Fixed-price	3,577	29%	2,738	26%	2,267	26%
Intersegment sales	119		139		108
Space Systems sales	12,275		10,608		8,744
Total
Cost-type	18,711	51%	18,028	51%	18,438	50%
Fixed-price	17,891	49%	17,639	49%	18,361	50%
Total Sales	$36,602		$35,667		$36,799
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Year Ended December 31
	2022		2021		2020
$ in millions	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$8,948	87%	$9,649	87%	$10,452	87%
Asia/Pacific	708	7%	896	8%	841	7%
Europe	585	6%	461	4%	574	5%
All other (1)	51	—%	64	1%	180	1%
Intersegment sales	239		189		122
Aeronautics Systems sales	10,531		11,259		12,169
Defense Systems
United States	3,415	71%	3,670	74%	5,498	81%
Asia/Pacific	454	10%	465	9%	402	6%
Europe	477	10%	314	6%	315	4%
All other (1)	427	9%	538	11%	600	9%
Intersegment sales	806		789		728
Defense Systems sales	5,579		5,776		7,543
Mission Systems
United States	7,572	81%	7,295	80%	7,356	79%
Asia/Pacific	531	6%	518	6%	707	8%
Europe	977	10%	1,004	10%	893	9%
All other (1)	301	3%	324	4%	345	4%
Intersegment sales	1,015		993		779
Mission Systems sales	10,396		10,134		10,080
Space Systems
United States	11,819	97%	10,071	96%	8,305	96%
Asia/Pacific	109	1%	60	1%	18	—%
Europe	213	2%	328	3%	300	4%
All other (1)	15	—%	10	—%	13	—%
Intersegment sales	119		139		108
Space Systems sales	12,275		10,608		8,744
Total
United States	31,754	87%	30,685	86%	31,611	86%
Asia/Pacific	1,802	5%	1,939	5%	1,968	5%
Europe	2,252	6%	2,107	6%	2,082	6%
All other (1)	794	2%	936	3%	1,138	3%
Total Sales	$36,602		$35,667		$36,799
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
The following table presents intersegment sales and operating income before eliminations:

	Year Ended December 31
$ in millions	2022		2021		2020
	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
Intersegment sales and operating income
Aeronautics Systems	$239	$27	$189	$19	$122	$11
Defense Systems	806	95	789	89	728	76
Mission Systems	1,015	167	993	150	779	116
Space Systems	119	14	139	14	108	13
Total	$2,179	$303	$2,110	$272	$1,737	$216
Assets
Substantially all of the company’s operating assets are located in the U.S. The following table presents assets by segment:

	December 31
$ in millions	2022	2021
Assets
Aeronautics Systems	$9,701	$9,423
Defense Systems	6,163	5,911
Mission Systems	10,120	9,869
Space Systems	11,540	10,760
Corporate assets(1)	6,231	6,616
Total assets	$43,755	$42,579
(1)Corporate assets principally consist of cash and cash equivalents, refundable taxes, deferred tax assets, property, plant and equipment, marketable securities and deferred costs associated with certain environmental matters.
Capital Expenditures and Depreciation and Amortization
The following table presents capital expenditures and depreciation and amortization by segment:

	Year Ended December 31
$ in millions	2022	2021	2020	2022	2021	2020
	Capital Expenditures			Depreciation and Amortization(2)
Aeronautics Systems	$490	$465	$540	$322	$266	$282
Defense Systems	110	133	78	101	91	108
Mission Systems	248	236	302	242	233	209
Space Systems	529	530	440	396	344	291
Corporate(1)	58	51	60	281	305	377
Total	$1,435	$1,415	$1,420	$1,342	$1,239	$1,267
(1)Corporate amounts include the amortization of purchased intangible assets and the additional depreciation expense related to the step-up in fair value of property, plant and equipment acquired through business combinations as they are not considered part of management’s evaluation of segment operating performance.
(2)Beginning in 2022, depreciation and amortization amounts include the amortization expense related to the company’s right-of-use assets. Prior year amounts have been recast to conform to current year presentation. This change in presentation had no impact on depreciation and amortization expense in the consolidated statements of earnings and comprehensive income.

NORTHROP GRUMMAN CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2022, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended December 31, 2022, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting is based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified. Based on its assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2022.
Deloitte & Touche LLP issued an attestation report dated January 25, 2023, concerning the company’s internal control over financial reporting, which is contained in this Annual Report. The company’s consolidated financial statements as of and for the year ended December 31, 2022, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

/s/ Kathy J. Warden
Chair, Chief Executive Officer and President

/s/ David F. Keffer
Corporate Vice President and Chief Financial Officer
January 25, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Northrop Grumman Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated January 25, 2023 expressed an unqualified opinion on those financial statements.
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
January 25, 2023

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

NORTHROP GRUMMAN CORPORATION

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
Information about our Directors will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the company’s fiscal year.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of January 25, 2023, are listed below, along with their ages on that date, positions and offices held with the company, and principal occupations and employment, focused primarily on the past five years.

Name	Age	Office Held	Since	Recent Business Experience
Kathy J. Warden	51	Chair, Chief Executive Officer and President	2019	Chief Executive Officer and President (2019); President and Chief Operating Officer (2018)
Ann M. Addison	61	Corporate Vice President and Chief Human Resources Officer	2019	Corporate Vice President (2018); Executive Vice President and Chief Human Resources Officer, Leidos (2016-2018)
Matthew Bromberg	52	Corporate Vice President, Global Operations	2022	President, Military Engines, Pratt & Whitney (2017-2021)
Mark A. Caylor	58	Corporate Vice President and President, Mission Systems Sector	2018
Sheila C. Cheston	64	Corporate Vice President and General Counsel	2010
Michael A. Hardesty	51	Corporate Vice President, Controller, and Chief Accounting Officer	2013
Thomas H. Jones	56	Corporate Vice President and President, Aeronautics Systems Sector	2021	Vice President and General Manager, Airborne C4ISR Division, Mission Systems Sector (2017-2020)
Lesley A. Kalan	49	Corporate Vice President and Chief Strategy and Development Officer	2020	Corporate Vice President, Government Relations (2018-2019)
David F. Keffer	45	Corporate Vice President and Chief Financial Officer	2020	General Partner, Blue Delta Capital Partners (2018-2020); Chief Financial Officer and Executive Vice President, CSRA, Inc. (2015-2018)
David T. Perry	58	Corporate Vice President and Chief Global Business Officer	2019	Corporate Vice President and Chief Global Business Development Officer (2012-2019)

NORTHROP GRUMMAN CORPORATION

Name	Age	Office Held	Since	Recent Business Experience
Mary D. Petryszyn	61	Corporate Vice President	2022	Corporate Vice President and President, Defense Systems Sector (2020-2022); Vice President and General Manager, Land and Avionics C4ISR Division, Mission Systems Sector (2016-2019)
Roshan Roeder	43	Corporate Vice President and President, Defense Systems Sector	2022	Vice President and General Manager, Airborne Multifunction Sensors, Mission Systems Sector (2020-2022); Vice President Program Management, Communications Business Unit, Mission Systems Sector (2018-2020); Vice President Program Management, Advanced Ground Sensors, Mission Systems Sector (2016-2018)
Lucy C. Ryan	49	Corporate Vice President, Communications	2019	Vice President, Enterprise Communications (2018); Director of Communications, General Dynamics (2010-2018)
Thomas L. Wilson	54	Corporate Vice President and President, Space Systems Sector	2022
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
The information as to the Audit and Risk Committee and the Audit and Risk Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders.
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
OTHER DISCLOSURES
Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information concerning Executive Compensation required by this Item 11, including information concerning Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report, will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders.

NORTHROP GRUMMAN CORPORATION

For a description of securities authorized under our equity compensation plans, see Note 14 to the consolidated financial statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information as to Certain Relationships and Related Transactions and Director Independence will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
The information as to Principal Accounting Fees and Services will be incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

2(b)
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

4(a)
Indenture dated as of October 15, 1994, between Northrop Grumman Corporation (now Northrop Grumman Systems Corporation) and The Chase Manhattan Bank (National Association), Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 25, 1994, File No. 001-3229)

4(b)
First Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation, The Bank of New York Mellon (successor trustee to JPMorgan Chase Bank and The Chase Manhattan Bank, N.A.), Titan II, Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Indenture dated as of October 15, 1994, between Northrop Grumman Corporation (now Northrop Grumman Systems Corporation) and The Chase Manhattan Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011, File No. 001-16411)

4(c)
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

NORTHROP GRUMMAN CORPORATION

4(f)
Form of Officers’ Certificate establishing the terms of Northrop Grumman Corporation’s (now Northrop Grumman Systems Corporation’s) 7.75% Debentures due 2031 (incorporated by reference to Exhibit 10.9 to Form 8-K filed April 17, 2001, File No. 001-16411)

4(g)
Senior Indenture dated as of December 15, 1991, between Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Bank of New York, as trustee, under which its 7.75% and 6.98% debentures due 2026 and 2036 were issued, and specimens of such debentures (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Litton Industries, Inc. for the quarter ended April 30, 1996, filed June 11, 1996, File No. 001-3998)

4(h)
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
Supplemental Indenture with respect to Senior Indenture dated December 15, 1991, dated as of December 20, 2002, among Litton Industries, Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation), Northrop Grumman Corporation, Northrop Grumman Systems Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(t) to Form 10-K for the year ended December 31, 2002, filed March 24, 2003, File No. 001-16411)

4(j)
Third Supplemental Indenture dated as of March 30, 2011 by and among Northrop Grumman Systems Corporation (successor-in-interest to Litton Industries, Inc.), The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, Titan II, Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Senior Indenture dated December 15, 1991, between Litton Industries, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011, File No. 001-16411)

4(k)
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

4(l)	Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and Mellon Bank, N.A., as trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 2 to the Form 8-A Registration Statement of TRW Inc. dated July 3, 1986, File No. 001-02384)

4(m)	First Supplemental Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and Mellon Bank, N.A., as trustee, dated as of August 24, 1989 (incorporated by reference to Exhibit 4(b) to Form S-3 Registration Statement No. 33-30350 of TRW Inc.)

4(n)
Fifth Supplemental Indenture between TRW Inc. (predecessor-in-interest to Northrop Grumman Systems Corporation) and The Chase Manhattan Bank, as successor trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(f) to Form S-4 Registration Statement No. 333-83227 of TRW Inc. filed July 20, 1999)

4(o)
Ninth Supplemental Indenture dated as of December 31, 2009 among Northrop Grumman Space & Mission Systems Corp. (predecessor–in-interest to Northrop Grumman Systems Corporation); The Bank of New York Mellon, as successor trustee; Northrop Grumman Corporation; and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 4(p) to Form 10-K for the year ended December 31, 2009, filed February 9, 2010, File No. 001-16411)

NORTHROP GRUMMAN CORPORATION

4(p)
Tenth Supplemental Indenture dated as of March 30, 2011, by and among Northrop Grumman Systems Corporation (successor-in-interest to Northrop Grumman Space & Mission Systems Corp. and TRW, Inc.), The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank and to Mellon Bank, N.A., Titan II Inc. (formerly known as Northrop Grumman Corporation), and Titan Holdings II, L.P., to Indenture between TRW Inc. and Mellon Bank, N.A., as trustee, dated as of May 1, 1986 (incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 2011, filed April 27, 2011, File No. 001-16411)

4(q)
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
Twelfth Supplemental Indenture, dated as of August 25, 2021, to the Indenture dated as of May 1, 1986, by and among Northrop Grumman Systems Corporation, Northrop Grumman Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 27, 2021, File No. 001-16411)

4(s)
Thirteenth Supplemental Indenture, dated as of August 25, 2021, to the Indenture dated as of May 1, 1986, by and among Northrop Grumman Systems Corporation, Northrop Grumman Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 27, 2021, File No. 001-16411)

4(t)
Indenture dated as of November 21, 2001, between Northrop Grumman Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 21, 2001, File No. 001-16411)

4(u)
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

NORTHROP GRUMMAN CORPORATION

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

4(ii)	Form of 2.930% Senior Note due 2025 (incorporated by reference to Exhibit C to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(jj)	Form of 3.250% Senior Note due 2028 (incorporated by reference to Exhibit D to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(kk)	Form of 4.030% Senior Note due 2047 (incorporated by reference to Exhibit E to Exhibit 4.1 to Form 8-K filed October 13, 2017, File No. 001-16411)

4(ll)	Form of 4.400% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020, File No. 001-16411)

4(mm)	Form of 5.150% Senior Note due 2040 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020, File No. 001-16411)

4(nn)	Form of 5.250% Senior Note due 2050 (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 24, 2020, File No. 001-16411)

4(oo)
Tenth Supplemental Indenture, dated as of September 2, 2021, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 3, 2021, File No. 001-16411)

4(pp)	Form of 7.875% Senior Note due 2026 (incorporated by reference to Exhibit A in Exhibit 4.1 to Form 8-K filed September 3, 2021, File No. 001-16411)

4(qq)	Form of 7.750% Senior Note due 2026 (incorporated by reference to Exhibit B in Exhibit 4.1 to Form 8-K filed September 3, 2021, File No. 001-16411)

4(rr)	Form of 6.650% Senior Note due 2028 (incorporated by reference to Exhibit C in Exhibit 4.1 to Form 8-K filed September 3, 2021, File No. 001-16411)

4(ss)	Form of 7.750% Senior Note due 2029 (incorporated by reference to Exhibit D in Exhibit 4.1 to Form 8-K filed September 3, 2021, File No. 001-16411)

4(tt)	Form of 7.750% Senior Note due 2031 (incorporated by reference to Exhibit E in Exhibit 4.1 to Form 8-K filed September 3, 2021, File No. 001-16411)

NORTHROP GRUMMAN CORPORATION

4(uu)	Form of 6.980% Senior Note due 2036 (incorporated by reference to Exhibit F in Exhibit 4.1 to Form 8-K filed September 3, 2021, File No. 001-16411)

4(vv)	Description of Securities (incorporated by reference to Exhibit 4(ll) to Form 10-K for the year ended December 31, 2019, filed January 30, 2020, File No. 001-16411)

10(a)
Credit Agreement, dated as of August 23, 2022, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation, as Guarantor; the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 23, 2022, File No. 001-16411)

10(b)
Credit Agreement, dated as of August 17, 2018, among Northrop Grumman Corporation, as Borrower; Northrop Grumman Systems Corporation, as Guarantor; the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 17, 2018, File No. 001-16411)

(i)
Extension and Amendment Agreement, dated as of October 17, 2019, among Northrop Grumman Corporation, as Borrower, Northrop Grumman Systems Corporation, as Guarantor, the issuing banks party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 21, 2019, File No. 001-16411)

10(c)
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
Amended and Restated 2011 Long-Term Incentive Stock Plan (as amended and restated effective as of May 20, 2015) (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed April 6, 2015, File No. 001-16411)

(i)
Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2011 Long-Term Incentive Stock Plan, Amended and Restated Effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2015, filed October 28, 2015, File No. 001-16411)

(ii)
2019 Restricted Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

NORTHROP GRUMMAN CORPORATION

(iii)
2019 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2019, filed April 24, 2019, File No. 001-16411)

(iv)
2020 Restricted Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020, filed April 29, 2020, File No. 001-16411)

(v)
2020 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2020, filed April 29, 2020, File No. 001-16411)

(vi)
2021 Restricted Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021, File No. 001-16411)

(vii)
2021 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021, File No. 001-16411)

(viii)
2022 Restricted Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, filed April 28, 2022, File No. 001-16411)

(ix)
2022 Restricted Performance Stock Rights Grant Agreement Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2022, filed April 28, 2022, File No. 001-16411)

+10(h)
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

NORTHROP GRUMMAN CORPORATION

(v)
First Amendment to Appendix F to the Northrop Grumman Supplemental Plan 2, CPC Supplemental Executive Retirement Program, effective December 30, 2019 (incorporated by reference to Exhibit 10(h)(v) to Form 10-K for the year ended December 31, 2019, filed January 30, 2020, File No. 001-16411)

+10(j)
Northrop Grumman Supplementary Retirement Income Plan (formerly TRW Supplementary Retirement Income Plan) (Amended and Restated Effective January 1, 2014) (incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended December 31, 2013, filed February 3, 2014, File No. 001-16411)

+10(k)
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
Non-Employee Director Compensation Term Sheet, effective May 18, 2022 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2022, filed July 28, 2022, File No. 001-16411)

+10(n)
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
Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan, as amended and restated effective January 1, 2022 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2021, filed July 29, 2021, File No. 001-16411)

+10(r)
Northrop Grumman Innovation Systems Nonqualified Deferred Compensation Plan, as amended and restated January 1, 2019 (incorporated by reference to Exhibit 10(r) to Form 10-K for the year ended December 31, 2018, filed January 31, 2019, File No. 001-16411)

+10(s)
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

+10(y)	Executive Supplemental Individual Disability Insurance Plan dated June 10, 2022

+10(z)
Group Personal Excess Liability Policy effective as of January 1, 2022 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022, filed April 28, 2022, File No. 001-16411)

+10(aa)
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
Consultant Contract dated as of April 11, 2022 by and between Northrop Grumman Systems Corporation and Blake E. Larson (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2022, filed July 28, 2022, File No. 001-16411)

*+10(dd)	Transition and Retirement Agreement dated as of September 9, 2022, as revised, by and between Northrop Grumman Systems Corporation and Mary D. Petryszyn

*21	Subsidiaries

*23	Consent of Independent Registered Public Accounting Firm

*24	Power of Attorney

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted as inline XBRL (Extensible Business Reporting Language); (i) the Cover Page, (ii) the Consolidated Statements of Earnings and Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

*	Filed with this Report

**	Furnished with this Report
Item 16. Form 10-K Summary
None.

NORTHROP GRUMMAN CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of January 2023.

NORTHROP GRUMMAN CORPORATION

By:	/s/ Michael A. Hardesty
Michael A. Hardesty
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 25th day of January 2023, by the following persons and in the capacities indicated.

Signature	Title

Kathy J. Warden*	Chair, Chief Executive Officer and President (Principal Executive Officer), and Director

David F. Keffer*	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Michael A. Hardesty	Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

David P. Abney*	Director

Marianne C. Brown*	Director

Donald E. Felsinger*	Director

Ann M. Fudge*	Director

Madeleine A. Kleiner*	Director

Karl J. Krapek*	Director

Arvind Krishna*	Director

Graham N. Robinson*	Director

Gary Roughead*	Director

Thomas M. Schoewe*	Director

James S. Turley*	Director

Mark A. Welsh III*	Director

*By:	/s/ Jennifer C. McGarey
Jennifer C. McGarey
Corporate Vice President and Secretary
Attorney-in-Fact
pursuant to a power of attorney