Form 10-Q
period 2023-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2023-04-27
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
As of April 24, 2023, 151,859,445 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2023	2022
Sales
Product	$7,271	$6,841
Service	2,030	1,956
Total sales	9,301	8,797
Operating costs and expenses
Product	5,727	5,380
Service	1,589	1,544
General and administrative expenses	1,038	976
Total operating costs and expenses	8,354	7,900
Operating income	947	897
Other (expense) income
Interest expense	(129)	(133)
Non-operating FAS pension benefit	132	376
Other, net	48	4
Earnings before income taxes	998	1,144
Federal and foreign income tax expense	156	189
Net earnings	$842	$955

Basic earnings per share	$5.52	$6.12
Weighted-average common shares outstanding, in millions	152.6	156.0
Diluted earnings per share	$5.50	$6.10
Weighted-average diluted shares outstanding, in millions	153.2	156.6

Net earnings (from above)	$842	$955
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	2	(2)
Change in other, net	—	(1)
Other comprehensive income (loss), net of tax	2	(3)
Comprehensive income	$844	$952
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,495	$2,577
Accounts receivable, net	2,061	1,511
Unbilled receivables, net	6,215	5,983
Inventoried costs, net	1,115	978
Prepaid expenses and other current assets	924	1,439
Total current assets	12,810	12,488
Property, plant and equipment, net of accumulated depreciation of $7,448 for 2023 and $7,258 for 2022	8,838	8,800
Operating lease right-of-use assets	1,779	1,811
Goodwill	17,516	17,516
Intangible assets, net	364	384
Deferred tax assets	234	162
Other non-current assets	2,703	2,594
Total assets	$44,244	$43,755

Liabilities
Trade accounts payable	$2,136	$2,587
Accrued employee compensation	1,646	2,057
Advance payments and billings in excess of costs incurred	3,211	3,609
Other current liabilities	3,490	3,334
Total current liabilities	10,483	11,587
Long-term debt, net of current portion of $1,082 for 2023 and $1,072 for 2022	13,770	11,805
Pension and other postretirement benefit plan liabilities	1,173	1,188
Operating lease liabilities	1,789	1,824
Other non-current liabilities	1,893	2,039
Total liabilities	29,108	28,443

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2023—151,950,074 and 2022—153,157,924	152	153
Paid-in capital	—	—
Retained earnings	15,135	15,312
Accumulated other comprehensive loss	(151)	(153)
Total shareholders’ equity	15,136	15,312
Total liabilities and shareholders’ equity	$44,244	$43,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2023	2022
Operating activities
Net earnings	$842	$955
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	298	303
Stock-based compensation	19	18
Deferred income taxes	(205)	(201)
Net periodic pension and OPB income	(76)	(298)
Pension and OPB contributions	(40)	(36)
Changes in assets and liabilities:
Accounts receivable, net	(550)	(246)
Unbilled receivables, net	(232)	(626)
Inventoried costs, net	(137)	(27)
Prepaid expenses and other assets	(54)	16
Accounts payable and other liabilities	(1,128)	(732)
Income taxes payable, net	576	361
Other, net	(15)	25
Net cash used in operating activities	(702)	(488)

Investing activities
Capital expenditures	(309)	(244)
Other, net	—	(5)
Net cash used in investing activities	(309)	(249)

Financing activities
Net proceeds from issuance of long-term debt	1,995	—
Common stock repurchases	(723)	(318)
Cash dividends paid	(270)	(251)
Payments of employee taxes withheld from share-based awards	(47)	(48)
Other, net	(26)	(2)
Net cash provided by (used in) financing activities	929	(619)
Decrease in cash and cash equivalents	(82)	(1,356)
Cash and cash equivalents, beginning of year	2,577	3,530
Cash and cash equivalents, end of period	$2,495	$2,174
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2023	2022
Common stock
Beginning of period	$153	$156
Common stock repurchased	(1)	(1)
Shares issued for employee stock awards and options	—	1
End of period	152	156
Paid-in capital
Beginning of period	—	—
End of period	—	—
Retained earnings
Beginning of period	15,312	12,913
Common stock repurchased	(726)	(315)
Net earnings	842	955
Dividends declared	(265)	(246)
Stock compensation	(28)	(30)
End of period	15,135	13,277
Accumulated other comprehensive loss
Beginning of period	(153)	(143)
Other comprehensive income (loss), net of tax	2	(3)
End of period	(151)	(146)
Total shareholders’ equity	$15,136	$13,287
Cash dividends declared per share	$1.73	$1.57
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
Results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s 2022 Annual Report on Form 10-K. During the first quarter of 2023, we changed the presentation of the components of other comprehensive income (loss), net of tax in the Unaudited condensed consolidated statement of earnings and comprehensive income. Prior period amounts have been recast to conform to current period presentation. This change in presentation had no impact on our previously reported comprehensive income in total.
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
Revenue Recognition
Contract Estimates
We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis. Net estimate-at-completion (EAC) adjustments represent the cumulative effect of the changes on current and prior periods; sales and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. If it is determined that a loss is expected to result on an individual performance obligation, the entire amount of the estimable future loss, including an allocation of general and administrative expense, is charged against income in the period the loss is identified.
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended March 31
$ in millions, except per share data	2023	2022
Revenue	$62	$209
Operating income	46	173
Net earnings(1)	36	137
Diluted earnings per share(1)	0.23	0.87
(1)Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the three months ended March 31, 2022, we recorded a $67 million favorable

NORTHROP GRUMMAN CORPORATION
EAC adjustment on the engineering, manufacturing and development (EMD) phase of the B-21 program at Aeronautics Systems. No such adjustments were material to the financial statements during the three months ended March 31, 2023.
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
Company backlog as of March 31, 2023 was $77.5 billion. Of our March 31, 2023 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three months ended March 31, 2023 and 2022 that was included in the contract liability balances at the beginning of each year was $1.7 billion and $1.4 billion, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment
During the three months ended March 31, 2022, the company received lease incentives for landlord funded leasehold improvements of $35 million related to a Space Systems real estate lease, which were recorded in PP&E and included in non-cash investing activities. During the three months ended March 31, 2022, the company acquired $46 million of internal use software through long-term financing directly with the supplier. The software was recorded in PP&E as a non-cash investing activity and the related liability was recorded in long-term debt as a non-cash financing activity. Non-cash investing activities also include capital expenditures incurred but not yet paid of $43 million and $56 million as of March 31, 2023 and 2022, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	March 31, 2023	December 31, 2022
Cumulative translation adjustment	$(159)	$(161)
Other, net	8	8
Total accumulated other comprehensive loss	$(151)	$(153)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after March 31, 2023, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.

NORTHROP GRUMMAN CORPORATION
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.6 million shares for each of the three month periods ended March 31, 2023 and 2022.
Share Repurchases
On January 25, 2021, the company’s board of directors authorized a share repurchase program of up to $3.0 billion of the company’s common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program commenced in October 2021. As of March 31, 2023, $10 million remained under this share repurchase authorization. By its terms, the 2021 Repurchase Program is set to expire when we have used all authorized funds for repurchases.
On January 24, 2022, the company’s board of directors authorized a new share repurchase program of up to an additional $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). By its terms, repurchases under the 2022 Repurchase Program will commence upon completion of the 2021 Repurchase Program and will expire when we have used all authorized funds for repurchases. As of March 31, 2023, there have been no repurchases under the 2022 Repurchase Program, and the company’s total outstanding share repurchase authorization was $2.0 billion.
During the first quarter of 2023, the company entered into an accelerated share repurchase (ASR) agreement with Bank of America, N.A. (Bank of America) to repurchase $500 million of the company’s common stock as part of the 2021 and 2022 Repurchase Programs. Under the agreement, we made a payment of $500 million to Bank of America and received an initial delivery of 0.9 million shares valued at $400 million that were immediately canceled by the company. The remaining balance of $100 million is included as a reduction to Retained earnings on the unaudited condensed consolidated statement of financial position. The final number of shares to be repurchased will be based on the company's daily volume-weighted average share price during the term of the agreement, less a discount. The ASR is expected to be completed in the second quarter of 2023.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Three Months Ended March 31
					2023	2022
January 25, 2021	$3,000	6.9	430.92		1.4	0.9
January 24, 2022	$2,000	—	—		—	—
(1)Includes commissions paid.
Dividends on Common Stock
In May 2022, the company increased the quarterly common stock dividend 10 percent to $1.73 per share from the previous amount of 1.57 per share.
3.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2023	2022
Federal and foreign income tax expense	$156	$189
Effective income tax rate	15.6%	16.5%
The first quarter 2023 effective tax rate (ETR) decreased to 15.6 percent from 16.5 percent principally due to higher current year ETR benefits associated with research credits and FDII deductions as well as favorable returns on tax-exempt marketable securities, partially offset by higher interest expense on unrecognized tax benefits. The company’s first quarter 2023 ETR includes benefits of $40 million for research credits and $15 million for foreign

NORTHROP GRUMMAN CORPORATION
derived intangible income (FDII). The company’s first quarter 2022 ETR included benefits of $41 million for research credits and $15 million for FDII.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $274 million as of March 31, 2023 and $850 million as of December 31, 2022.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued in August 2021. As of March 31, 2023, we have approximately $1.7 billion in unrecognized tax benefits, including $572 million related to our position on IRC Section 451(b). If these matters, including our position on IRC Section 451(b), are unfavorably resolved, there could be a material impact on our future cash flows. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may increase by approximately $120 million. Additionally, it is reasonably possible that within the next 12 months, unrecognized tax benefits claimed primarily related to California state apportionment in the company’s 2007 to 2016 tax years may decline by up to $100 million through administrative resolution with the California Franchise Tax Board.
Our current unrecognized tax benefits, which are included in Other current liabilities in the unaudited condensed consolidated statements of financial position, were $769 million and $728 million as of March 31, 2023 and December 31, 2022, respectively, with the remainder of our unrecognized tax benefits included within Other non-current liabilities.
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
4.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The company holds a portfolio of marketable securities to partially fund non-qualified employee benefit plans. A portion of these securities are held in common/collective trust funds and are measured at fair value using net asset value (NAV) per share as a practical expedient; therefore, they are not required to be categorized in the fair value hierarchy table below. Marketable securities are included in Other non-current assets in the unaudited condensed consolidated statements of financial position.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	March 31, 2023				December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$316	$—	$8	$324	$310	$1	$8	$319
Marketable securities valued using NAV				10				13
Total marketable securities	316	—	8	334	310	1	8	332
Derivatives	—	5	—	5	—	7	—	7
The notional value of the company’s foreign currency forward contracts at March 31, 2023 and December 31, 2022 was $237 million and $221 million, respectively. The portion of notional value designated as a cash flow hedge at March 31, 2023 and December 31, 2022 was $88 million and $87 million, respectively.
The derivative fair values and related unrealized gains/losses at March 31, 2023 and December 31, 2022 were not material.

NORTHROP GRUMMAN CORPORATION
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2023.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $14.4 billion and $12.1 billion as of March 31, 2023 and December 31, 2022, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Unsecured Senior Notes
In February 2023, the company issued $2.0 billion of unsecured senior notes for general corporate purposes, which may include debt repayment (including our 3.25% senior notes due in 2023), share repurchases, and working capital, as follows:
•$1.0 billion of 4.70% senior notes due 2033 (the “2033 Notes”) and
•$1.0 billion of 4.95% senior notes due 2053 (the “2053 Notes”).
We refer to the 2033 Notes and the 2053 Notes, together, as the “notes.” Interest on the notes is payable semi-annually in arrears. The notes are generally subject to redemption, in whole or in part, at the company’s discretion at any time, or from time to time, prior to maturity at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest.
5.    INVESTIGATIONS, CLAIMS AND LITIGATION
The company is engaged in remediation activities relating to environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. For over 20 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation (NYSDEC), the New York State Department of Health and other federal, state and local governmental authorities, to address legacy environmental conditions in Bethpage. In December 2019, the State of New York issued an Amended Record of Decision seeking to impose additional remedial requirements beyond measures the company previously had been taking. In December 2020, the parties reached a tentative agreement regarding the steps the company would take to implement the State’s Amended Record of Decision and to resolve certain potential other claims, including for natural resource damages. On September 22, 2021, the State of New York issued for public comment a new consent decree reflecting the agreement. On December 7, 2021, the public comment period closed. On August 3, 2022, the court approved the consent decree. We have also reached agreements with the Department of Defense and the Bethpage and South Farmingdale Water Districts to resolve claims involving these parties. Those agreements have also been approved by the courts as necessary. The company continues to be involved in related disputes with the Towns of Oyster Bay and Hempstead.
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
In June 2018, the FTC issued a Decision and Order enabling the company’s acquisition of OATK to proceed and providing generally for the company to continue to make solid rocket motors available to competing missile primes on a non-discriminatory basis. The company has taken and continues to take robust actions to help ensure compliance with the terms of the Order. Similarly, the Compliance Officer, appointed under the Order, and the FTC have taken and continue to take various actions to oversee compliance. In October 2019, the company received a civil investigative demand (CID) from the FTC requesting certain information relating to a potential issue regarding the company’s compliance with the Order in connection with a then pending missile competition. The company promptly provided information in response to the request. In late 2021, the company resumed discussions with staff at the FTC regarding our response and their views on compliance issues. More recently, the company received and is

NORTHROP GRUMMAN CORPORATION
responding to a follow-on CID. We cannot predict the outcome of those discussions, but we do not believe they are likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2023, or its annual results of operations and/or cash flows. We believe the company has been and continues to be in compliance with the Order.
The company received from the U.S. Department of Justice (DOJ) a criminal subpoena on December 9, 2022, and a civil investigative demand on February 2, 2023, both seeking information regarding financial and cost accounting and controls that appears focused on the interest rate assumptions the company used to determine our CAS pension expense, which we have previously discussed in Note 6 below. The company is engaging with the government and responding to the requests. We cannot at this point predict the outcome of this matter.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2023, or its annual results of operations and/or cash flows.
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2023, or its annual results of operations and/or cash flows.
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We have continued to exchange correspondence and engage with DCMA and DoD on this matter, including responding to requests for and providing additional information. As noted in Note 5 above, the company received from the the U.S. Department of Justice (DOJ) a criminal subpoena on December 9, 2022 and a civil investigative demand on February 2, 2023, both seeking information that appears related to the interest rate assumptions at issue in our discussions with DCMA. The company is engaging with the government and responding to the requests. We cannot at this point predict the outcome of this matter. The company is also continuing to engage with DCMA/DoD. As previously described, the sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of the DCMA matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
B-21 Low-Rate Initial Production Options
In 2015, the U.S. Air Force awarded to Northrop Grumman the B-21 contract, including a base contract for engineering, manufacturing, and design (EMD) and five low-rate initial production (LRIP) options. The EMD phase of the program is largely cost type and began at contract award. The LRIP options are largely fixed price and are expected to be awarded and executed over the next decade. In the first quarter of 2023, we reviewed our estimated cost to complete the LRIP phase of the B-21 program. Principally due to the company’s estimate of the impact macroeconomic factors may have on our cost to complete the LRIP options, as well as ongoing discussions with our suppliers and our customer, we continue to believe it is reasonably possible one or more of the LRIP options could be performed at a loss and the range of such loss across the five LRIP options is between $0 and $1.2 billion. As we

NORTHROP GRUMMAN CORPORATION
do not currently believe a loss is probable on any of the LRIP options, we have not recognized any such loss in our financial results for the period ended March 31, 2023.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of March 31, 2023 and December 31, 2022:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
March 31, 2023	$570	$357	$498
December 31, 2022	565	353	486
(1) As of March 31, 2023, $200 million is recorded in Other current liabilities and $370 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of March 31, 2023, $181 million is deferred in Prepaid expenses and other current assets and $317 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2023, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2023, there were $367 million of stand-by letters of credit and guarantees and $79 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.5 billion. At March 31, 2023, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”) that matures in August 2027 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2022 Credit Agreement. At March 31, 2023, there were no borrowings outstanding under this facility.
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
At March 31, 2023, the company was in compliance with all covenants under its credit agreements.

NORTHROP GRUMMAN CORPORATION
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		OPB
$ in millions	2023	2022	2023	2022
Components of net periodic benefit cost (benefit)
Service cost	$59	$92	$1	$2
Interest cost	392	284	17	12
Expected return on plan assets	(524)	(660)	(21)	(28)
Net periodic benefit cost (benefit)	$(73)	$(284)	$(3)	$(14)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended March 31
$ in millions	2023	2022
Defined benefit pension plans	$29	$26
OPB plans	11	10
Defined contribution plans	215	199
8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Three Months Ended March 31
in millions	2023	2022
RSRs granted	0.1	0.1
RPSRs granted	0.1	0.2
Grant date aggregate fair value	$100	$88
RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of certain performance metrics over a three-year period.
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Three Months Ended March 31
$ in millions	2023	2022
Minimum aggregate payout amount	$34	$32
Maximum aggregate payout amount	191	182
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION
9.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2023	2022
Sales
Aeronautics Systems	$2,515	$2,703
Defense Systems	1,376	1,283
Mission Systems	2,563	2,497
Space Systems	3,350	2,855
Intersegment eliminations	(503)	(541)
Total sales	9,301	8,797
Operating income
Aeronautics Systems	237	307
Defense Systems	160	155
Mission Systems	360	385
Space Systems	313	261
Intersegment eliminations	(68)	(71)
Total segment operating income	1,002	1,037
FAS/CAS operating adjustment	(21)	(46)
Unallocated corporate expense	(34)	(94)
Total operating income	$947	$897
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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended March 31
	2023		2022
$ in millions	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,108	84%	$2,292	85%
International(2)	331	13%	343	13%
Other customers	11	—%	3	—%
Intersegment sales	65	3%	65	2%
Aeronautics Systems sales	2,515	100%	2,703	100%
Defense Systems
U.S. government(1)	803	59%	775	60%
International(2)	388	28%	293	23%
Other customers	16	1%	16	1%
Intersegment sales	169	12%	199	16%
Defense Systems sales	1,376	100%	1,283	100%
Mission Systems
U.S. government(1)	1,935	75%	1,794	72%
International(2)	376	15%	433	17%
Other customers	15	1%	24	1%
Intersegment sales	237	9%	246	10%
Mission Systems sales	2,563	100%	2,497	100%
Space Systems
U.S. government(1)	3,166	95%	2,708	94%
International(2)	71	2%	72	3%
Other customers	81	2%	44	2%
Intersegment sales	32	1%	31	1%
Space Systems sales	3,350	100%	2,855	100%
Total
U.S. government(1)	8,012	86%	7,569	86%
International(2)	1,166	13%	1,141	13%
Other customers	123	1%	87	1%
Total Sales	$9,301	100%	$8,797	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended March 31
	2023		2022
$ in millions	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,231	50%	$1,276	48%
Fixed-price	1,219	50%	1,362	52%
Intersegment sales	65		65
Aeronautics Systems sales	2,515		2,703
Defense Systems
Cost-type	423	35%	336	31%
Fixed-price	784	65%	748	69%
Intersegment sales	169		199
Defense Systems sales	1,376		1,283
Mission Systems
Cost-type	961	41%	835	37%
Fixed-price	1,365	59%	1,416	63%
Intersegment sales	237		246
Mission Systems sales	2,563		2,497
Space Systems
Cost-type	2,446	74%	1,983	70%
Fixed-price	872	26%	841	30%
Intersegment sales	32		31
Space Systems sales	3,350		2,855
Total
Cost-type	5,061	54%	4,430	50%
Fixed-price	4,240	46%	4,367	50%
Total Sales	$9,301		$8,797
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended March 31
	2023		2022
$ in millions	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,119	87%	$2,295	87%
Asia/Pacific	147	6%	190	7%
Europe	174	7%	137	5%
All other(1)	10	—%	16	1%
Intersegment sales	65		65
Aeronautics Systems sales	2,515		2,703
Defense Systems
United States	819	67%	791	73%
Asia/Pacific	117	10%	105	10%
Europe	128	11%	101	9%
All other(1)	143	12%	87	8%
Intersegment sales	169		199
Defense Systems sales	1,376		1,283
Mission Systems
United States	1,950	83%	1,818	81%
Asia/Pacific	92	4%	139	6%
Europe	200	9%	225	10%
All other(1)	84	4%	69	3%
Intersegment sales	237		246
Mission Systems sales	2,563		2,497
Space Systems
United States	3,247	98%	2,752	98%
Asia/Pacific	20	1%	29	1%
Europe	45	1%	40	1%
All other(1)	6	—%	3	—%
Intersegment sales	32		31
Space Systems sales	3,350		2,855
Total
United States	8,135	87%	7,656	87%
Asia/Pacific	376	4%	463	5%
Europe	547	6%	503	6%
All other(1)	243	3%	175	2%
Total Sales	$9,301		$8,797
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.
10.   SUBSEQUENT EVENT
In April 2023, the company reached an agreement to sell its minority investment in an international business. The transaction, which is subject to final government approvals and closing conditions, is expected to be completed later this year. We currently expect to recognize a pre-tax gain of approximately $100 million when the transaction closes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of March 31, 2023, and the related condensed consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2022, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2022, is fairly stated, in all material respects, in relation to the audited consolidated statement of financial position from which it has been derived.
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
April 26, 2023

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
The following discussion should be read along with the financial statements included in this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” “Quantitative and Qualitative Disclosures About Market Risks” and “Risk Factors” in our 2022 Annual Report on Form 10-K, which provides additional information on our business, the environment in which we operate and our operating results.
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
The conflict in Ukraine has increased global tensions and instability, highlighted threats and increased global demand, as well as further disrupted global supply chains and added costs. We have experienced a modest increase in demand for certain of our goods and services directly and indirectly related to the conflict in the Ukraine. We also have experienced a slight disruption to some of our programs and supply chain, including unanticipated cost growth, as a result of the conflict in Ukraine and economic sanctions. However, we do not have sizable business dealings in Russia or Ukraine, and do not anticipate significant adverse impacts directly from the ongoing conflict.
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
Global Health Environment
Since at least March 2020, when it was first characterized as a global pandemic, COVID-19 has dramatically impacted and continues to impact the global health and economic environments, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, inflationary pressures and market volatility. We discussed in some detail in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2020, 2021, and 2022, and subsequent SEC filings, the pandemic, its impacts and risks, and actions taken up to the time of each filing. In this Form 10-Q, we provide a further update.
In 2022, direct impacts of the COVID-19 pandemic on our business generally declined, and they have remained limited in the first quarter of 2023. While we cannot predict the future course of the pandemic or its consequences, we are not currently assuming significant additional direct COVID-19 related impacts on our business.
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

NORTHROP GRUMMAN CORPORATION
Global Economic Environment
In part as a result of the COVID-19 pandemic, the global economic environment has experienced, and continues to experience, extraordinary challenges, including high rates of inflation and inflationary pressures; widespread delays and disruptions in supply chains; workforce challenges, including labor shortages (especially in critical skill areas); and market volatility. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, delays and other performance challenges, as well as increased competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers.
We continue to work hard to mitigate some of the challenges caused by the current macroeconomic environment on our business, including by taking steps to support our suppliers and small businesses and enhancing our workforce through extensive hiring, development and retention efforts. However, the broader macroeconomic environment, including inflationary pressures and supply chain challenges, continued adversely to affect the company’s results for the quarter ended March 31, 2023. We cannot clearly predict how long these macroeconomic challenges will continue, how they will change over time, or what additional resources will be available, but we expect to see this challenging macroeconomic environment continue adversely to impact the global economy, our customers, our industry and our company in 2023.
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
U.S. Political, Budget and Regulatory Environment
On December 23, 2022, the President signed the National Defense Authorization Act (NDAA) for FY 2023, which supports approximately $858 billion in FY 2023 funding for national defense, $817 billion of which is for the DoD. In addition, the FY 2023 NDAA grants DoD discretionary authority under limited circumstances to provide extraordinary relief to contractors to address certain inflationary impacts, although the DoD has not yet exercised this authority.
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
On March 9, 2023, the President proposed his budget for FY 2024 with $886 billion for national defense programs, which included $842 billion for the DoD, an increase of 3 percent, or $25 billion, above the FY 2023 enacted levels. The request does not include supplemental defense spending associated with the conflict in Ukraine.
In addition to the U.S. national security budget detailed above, the U.S. has pledged over $100 billion in security assistance to address the ongoing conflict in Ukraine across FY 2022 and FY 2023, including approximately $50 billion in DoD spending. Assistance includes transfers of weapons systems from U.S. inventories, orders for production of additional weapons systems, both to backfill U.S. stockpiles and for Ukraine directly, and assistance from U.S. capabilities.
It is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflict in Ukraine, threats in the Pacific regions and other security priorities, as well as global inflation, the national debt, the costs of the pandemic and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets, spending and priorities, and our industry. Current tensions within Congress and the wider U.S. political environment may also impact defense budgets, issues related to the national debt, and government spending more broadly.
We believe the current global security environment highlights the significant national security threats to our nation and our allies, and the need for strong deterrence and a robust defense capability. We believe our capabilities, particularly in space, C4ISR, missile defense, battle management, advanced weapons, survivable aircraft and mission systems should help our customers in the U.S. and globally defend against current and future threats and, as a result, continue to allow for long-term profitable business growth.
In January 2023, the statutory debt ceiling was reached, and the Treasury Department reported that it began taking “extraordinary measures” to finance the government and avoid a breach of the debt ceiling. Issues related to the debt

NORTHROP GRUMMAN CORPORATION
ceiling continue to be a subject of considerable debate. If the existing debt ceiling is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. An extended debt ceiling breach could negatively affect the availability and timing of funding for our programs, including the timely payment of our billings, and could delay or otherwise impact purchasing decisions and/or program execution by the U.S. Government. We expect statutory action will be needed in 2023 to increase or suspend the debt ceiling.
More broadly, we have seen, and expect to continue to see, an accelerated pace of new rulemakings, new and expanded uses of existing authorities, changing legal rulings and landscapes, and aggressive enforcement actions. These changes and the accelerated pace of change, not only impose additional obligations and risk, but also create further uncertainty regarding our operating environment.
The political environment, federal budget, debt ceiling and regulatory environment are expected to continue to be the subject of considerable debate, especially in light of the ongoing conflict in Ukraine and heightened global tensions, the inflationary environment and political tensions. The results of those debates could have material impacts on defense spending broadly and the company’s programs in particular. We anticipate that the broader macroeconomic environment, with ongoing inflationary pressures, labor challenges, and supply chain disruption, among other considerations, will continue to play a significant role in the outcome of these debates and, in turn, on our industry and company.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended March 31		%
$ in millions, except per share amounts	2023	2022	Change
Sales	$9,301	$8,797	6%
Operating costs and expenses	8,354	7,900	6%
Operating costs and expenses as a % of sales	89.8%	89.8%
Operating income	947	897	6%
Operating margin rate	10.2%	10.2%
Federal and foreign income tax expense	156	189	(17)%
Effective income tax rate	15.6%	16.5%
Net earnings	842	955	(12)%
Diluted earnings per share	$5.50	$6.10	(10)%
Sales
First quarter 2023 sales increased $504 million, or 6 percent, due to higher sales at Space Systems, Defense Systems and Mission Systems, partially offset by lower sales at Aeronautics Systems. First quarter 2023 sales reflect continued strong demand.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
First quarter 2023 operating income increased $50 million, or 6 percent, due to lower unallocated corporate expense and a reduction in the FAS/CAS operating adjustment, partially offset by lower segment operating income. First quarter 2023 operating margin rate of 10.2 percent was comparable to the prior year period.
First quarter 2023 G&A costs as a percentage of sales of 11.2 percent was comparable with the prior year period and reflects continued investments for future business opportunities.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.

NORTHROP GRUMMAN CORPORATION
Federal and Foreign Income Taxes
The first quarter 2023 ETR decreased to 15.6 percent from 16.5 percent principally due to higher current year ETR benefits associated with research credits and FDII deductions as well as favorable returns on tax-exempt marketable securities, partially offset by higher interest expense on unrecognized tax benefits. See Note 3 to the financial statements for additional information.
Net Earnings
First quarter 2023 net earnings decreased $113 million, or 12 percent, primarily due to a $244 million reduction in the non-operating FAS pension benefit, partially offset by higher operating income, a $34 million increase in returns on marketable securities related to our non-qualified benefit plans, and a lower effective tax rate.
Diluted Earnings Per Share
First quarter 2023 diluted earnings per share decreased 10 percent, reflecting lower net earnings and a 2 percent reduction in weighted-average diluted shares outstanding.
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

	Three Months Ended March 31		%
$ in millions	2023	2022	Change
Operating income	$947	$897	6%
Operating margin rate	10.2%	10.2%
Reconciliation to segment operating income:
CAS pension expense	(38)	(46)	(17)%
FAS pension service expense	59	92	(36)%
FAS/CAS operating adjustment	21	46	(54)%
Intangible asset amortization and PP&E step-up depreciation	30	60	(50)%
Other unallocated corporate expense	4	34	(88)%
Unallocated corporate expense	34	94	(64)%
Segment operating income	$1,002	$1,037	(3)%
Segment operating margin rate	10.8%	11.8%
First quarter 2023 segment operating income decreased $35 million, or 3 percent, and includes an approximately $50 million reduction related to higher projected CAS pension costs on the company’s fixed price contracts. Segment operating margin rate decreased to 10.8 percent from 11.8 percent and reflects lower operating margin rates at Aeronautics Systems, Mission Systems and Defense Systems, partially offset by a higher operating margin rate at Space Systems.
FAS/CAS Operating Adjustment
First quarter 2023 FAS/CAS operating adjustment decreased primarily due to lower FAS pension service expense resulting from changes in certain actuarial assumptions as of December 31, 2022.
Unallocated Corporate Expense (Income)
The decrease in unallocated corporate expense is primarily due to lower intangible asset amortization and PP&E step-up depreciation as well as a reduction in unallowable corporate costs.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income; the aggregate amounts are presented in the table below:

	Three Months Ended March 31
$ in millions	2023	2022
Favorable EAC adjustments	$326	$357
Unfavorable EAC adjustments	(280)	(184)
Net EAC adjustments	$46	$173

NORTHROP GRUMMAN CORPORATION
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended March 31
$ in millions	2023	2022
Aeronautics Systems	$(6)	$103
Defense Systems	27	25
Mission Systems	57	57
Space Systems	(32)	(8)
Eliminations	—	(4)
Net EAC adjustments	$46	$173
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

NORTHROP GRUMMAN CORPORATION

AERONAUTICS SYSTEMS	Three Months Ended March 31		%
$ in millions	2023	2022	Change
Sales	$2,515	$2,703	(7)%
Operating income	237	307	(23)%
Operating margin rate	9.4%	11.4%
Sales
First quarter 2023 sales decreased $188 million, or 7 percent, due to lower volume in both Manned Aircraft and Autonomous Systems, including E-2, F-35, F/A-18 and Global Hawk, as well as lower volume on the Joint Surveillance and Target Attack Radar System (JSTARS) program as it nears completion. These decreases were partially offset by higher volume on restricted programs.
Operating Income
First quarter 2023 operating income decreased $70 million, or 23 percent, due to a lower operating margin rate and lower sales. Operating margin rate decreased to 9.4 percent from 11.4 percent primarily due to lower net EAC adjustments. The prior year period includes a $67 million favorable EAC adjustment on the engineering, manufacturing and development (EMD) phase of the B-21 program.

DEFENSE SYSTEMS	Three Months Ended March 31		%
$ in millions	2023	2022	Change
Sales	$1,376	$1,283	7%
Operating income	160	155	3%
Operating margin rate	11.6%	12.1%
Sales
First quarter 2023 sales increased $93 million, or 7 percent, due to higher volume in both business areas. Battle Management & Missile Systems sales increased primarily due to higher volume on the Integrated Air and Missile Defense Battle Command System (IBCS) program and ramp-up on the 120mm Tank Training ammunition program. Mission Readiness sales increased primarily due to higher volume on an international training program, partially offset by wind-down of the JSTARS program.
Operating Income
First quarter 2023 operating income increased $5 million, or 3 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 11.6 percent from 12.1 percent primarily due to lower net EAC adjustments at Battle Management & Missile Systems, partially offset by improved performance at Mission Readiness.

MISSION SYSTEMS	Three Months Ended March 31		%
$ in millions	2023	2022	Change
Sales	$2,563	$2,497	3%
Operating income	360	385	(6)%
Operating margin rate	14.0%	15.4%

NORTHROP GRUMMAN CORPORATION
Sales
First quarter 2023 sales increased $66 million, or 3 percent, and reflects higher volume in all four business areas, including higher restricted sales in the Networked Information Solutions business area as well as higher volume on the Surface Electronic Warfare Improvement Program (SEWIP), marine systems programs and infrared countermeasure programs. These increases were partially offset by lower volume on the Ground/Air Task Oriented Radar (G/ATOR) program and airborne radar programs, including F-35.
Operating Income
First quarter 2023 operating income decreased $25 million, or 6 percent, due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 14.0 percent from 15.4 percent principally due to changes in contract mix toward more cost-type content and a loss recognized in connection with an unconsolidated joint venture.

SPACE SYSTEMS	Three Months Ended March 31		%
$ in millions	2023	2022	Change
Sales	$3,350	$2,855	17%
Operating income	313	261	20%
Operating margin rate	9.3%	9.1%
Sales
First quarter 2023 sales increased $495 million, or 17 percent, due to higher volume in both business areas. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, including a $161 million increase on the Ground Based Strategic Deterrent (GBSD) program and higher volume on the Next Generation Interceptor (NGI) and Ground-based Midcourse Defense Weapon Systems (GWS) programs. Sales in the Space business area increased primarily due to higher volume on restricted programs, the Next-Generation Overhead Persistent Infrared Polar (NextGen Polar) program and the Space Development Agency (SDA) Tranche 1 Tracking Layer program. These increases were partially offset by lower volume for Commercial Resupply Services (CRS) missions.

Operating Income
First quarter 2023 operating income increased $52 million, or 20 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 9.3 percent from 9.1 percent primarily due to a higher operating margin rate at Launch & Strategic Missiles, including the sale of a license to a customer, partially offset by lower net EAC adjustments in the Space business area.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2023		2022
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$1,907	$1,740	$2,045	$1,804
Service	543	480	593	533
Intersegment eliminations	65	58	65	59
Total Aeronautics Systems	2,515	2,278	2,703	2,396
Defense Systems
Product	678	598	610	527
Service	529	468	474	425
Intersegment eliminations	169	150	199	176
Total Defense Systems	1,376	1,216	1,283	1,128
Mission Systems
Product	1,815	1,563	1,762	1,509
Service	511	441	489	396
Intersegment eliminations	237	199	246	207
Total Mission Systems	2,563	2,203	2,497	2,112
Space Systems
Product	2,871	2,609	2,424	2,195
Service	447	400	400	371
Intersegment eliminations	32	28	31	28
Total Space Systems	3,350	3,037	2,855	2,594
Segment Totals
Total Product	$7,271	$6,510	$6,841	$6,035
Total Service	2,030	1,789	1,956	1,725
Total Segment(1)	$9,301	$8,299	$8,797	$7,760
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”

NORTHROP GRUMMAN CORPORATION
Product Sales and Costs
First quarter 2023 product sales increased $430 million, or 6 percent, primarily due to an increase in product sales at Space Systems, partially offset by a decrease in product sales at Aeronautics Systems. The increase at Space Systems was driven by ramp-up on development programs, including GBSD and NGI, and higher volume on restricted programs, GWS, NextGen Polar and the SDA Tranche 1 Tracking Layer program. The decrease at Aeronautics Systems was driven by lower volume on the E-2, F-35, and Global Hawk programs.
First quarter 2023 product costs increased $475 million, or 8 percent, consistent with the higher product sales described above and reflect a lower operating margin rate principally due to lower net EAC adjustments on Aeronautics Systems production programs.
Service Sales and Costs
First quarter 2023 service sales increased $74 million, or 4 percent, primarily due to an increase in service sales at Defense Systems and Space Systems, partially offset by a decrease in service sales at Aeronautics Systems. The increase at Defense Systems was driven by higher volume on an international training program. The increase at Space Systems was principally due to higher volume on the Specialized Warfighter Development Contract (SWDC) program, restricted programs and the ICBM Ground Subsystem Support program. The decrease at Aeronautics Systems was driven by lower volume on the JSTARS program as it nears completion.
First quarter 2023 service costs increased $64 million, or 4 percent, consistent with the higher service sales described above.
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
Backlog consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2023
Aeronautics Systems	$9,904	$8,658	$18,562	$19,397	(4)%
Defense Systems	5,933	1,431	7,364	7,515	(2)%
Mission Systems	11,157	3,440	14,597	13,875	5%
Space Systems	12,302	24,648	36,950	37,956	(3)%
Total backlog	$39,296	$38,177	$77,473	$78,743	(2)%
New Awards
First quarter 2023 net awards totaled $8.0 billion and backlog totaled $77.5 billion. Significant first quarter new awards include $3.2 billion for restricted programs (primarily at Mission Systems, Aeronautics Systems, and Space Systems), $0.3 billion for ammunition programs at Defense Systems, $0.3 billion for the Multi-Role Electronically Scanned Array (MESA) program and $0.2 billion for SEWIP.
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
At March 31, 2023, we had $2.5 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion, and in April 2023, we renewed our one-year $500 million uncommitted

NORTHROP GRUMMAN CORPORATION
credit facility. At March 31, 2023, there were no borrowings outstanding under these credit facilities. In February 2023, we issued $2.0 billion of unsecured senior notes. We intend to use those proceeds for general corporate purposes, which may include debt repayment (including our 3.25% senior notes due in 2023), share repurchases and working capital.
COVID-19 and the CARES Act
Section 3610 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) authorized the government to reimburse qualifying contractors for certain costs of providing paid leave to employees as a result of COVID-19. The company has sought and may continue to seek recovery for certain COVID-19-related costs under Section 3610 of the CARES Act and through our contract provisions, though it is unclear what funds will be available and how much we will be able to recover. In addition, during 2020, the DoD increased the rate for certain progress payments from 80 percent to 90 percent for costs incurred and work performed on relevant contracts. Recently, the DoD has indicated it may revert to the 80 percent progress payment rate on prospectively awarded contracts. We expect this reversion may occur during 2023, but that it would not have a material impact on our 2023 cash from operations.
Internal Revenue Code (IRC) Section 174
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Our 2022 cash from operations were reduced by approximately $900 million for federal tax payments we made related to Section 174. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we expect to continue to make additional federal tax payments based on the current Section 174 tax law, which we estimate will reduce our 2023 cash from operations by approximately $720 million. The impact of Section 174 on our cash from operations depends on the amount of research and development expenditures incurred by the company and whether the IRS issues guidance on the provision which differs from our current interpretation, among other things.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash provided by operating activities:

	Three Months Ended March 31		%
$ in millions	2023	2022	Change
Net earnings	$842	$955	(12)%
Non-cash items(1)	36	(178)	(120)%
Pension and OPB contributions	(40)	(36)	11%
Changes in trade working capital	(1,525)	(1,254)	22%
Other, net	(15)	25	(160)%
Net cash used in operating activities	$(702)	$(488)	44%
(1)Includes depreciation and amortization, non-cash lease expense, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
First quarter 2023 net cash used in operating activities increased $214 million as compared with the same period in 2022 principally due to increases in trade working capital, largely related to the timing of vendor payments. The net use of cash during the first quarter is consistent with the company's historical timing of operating cash flows, which are generally more heavily weighted towards the second half of the year.
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

NORTHROP GRUMMAN CORPORATION
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
The table below reconciles net cash used in operating activities to adjusted free cash flow:

	Three Months Ended March 31		%
$ in millions	2023	2022	Change
Net cash used in operating activities	$(702)	$(488)	44%
Capital expenditures	(309)	(244)	27%
Adjusted free cash flow	$(1,011)	$(732)	38%
First quarter 2023 adjusted free cash flow decreased $279 million as compared with the same period in 2022 due to higher net cash used in operating activities and an increase in capital expenditures.
Investing Cash Flow
First quarter 2023 net cash used in investing activities increased $60 million as compared with the same period in 2022 principally due to higher capital expenditures.
Financing Cash Flow
First quarter 2023 net cash provided by financing activities was $929 million compared to net cash used in financing activities of $619 million in the prior year period principally due to the issuance of $2.0 billion in long-term debt, partially offset by a $405 million increase in share repurchases.
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
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
There have been no material changes to our critical accounting policies, estimates or judgments from those discussed in our 2022 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
See Note 1 to our financial statements for further information on accounting standards updates.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “guidance,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2022 Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (SEC). These risks and uncertainties are amplified by the global macroeconomic, health, security and political environments, including inflationary pressures, labor and supply chain challenges and the COVID-19 pandemic, which have caused and will continue to cause significant challenges, instability and uncertainty. They include:

NORTHROP GRUMMAN CORPORATION
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2022 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2023, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2023, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Notes 5 and 6 to the financial statements.
We are a party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief or actions; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. For additional information on pending matters, please see Notes 5 and 6 to the financial statements, and for further information on the risks we face from existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please see “Risk Factors” in our 2022 Annual Report on Form 10-K.
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
January 1, 2023 - January 27, 2023	150,723	$477.68	150,723	$2,561
January 28, 2023 - February 24, 2023	1,049,133	443.06	1,049,133	2,096
February 25, 2023 - March 31, 2023	187,828	457.54	187,828	2,010
Total	1,387,684	$448.78	1,387,684	$2,010
(1)Includes commissions paid.
(2)During the first quarter of 2023, the company entered into an accelerated share repurchase (ASR) agreement with Bank of America, N.A. to repurchase $500 million of the company's common stock and received an initial delivery of shares representing 80 percent of the share repurchase agreement.
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

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

4.1
Eleventh Supplemental Indenture, dated as of February 8, 2023, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed February 8, 2023, File No. 001-16411)

4.2	Form of 4.700% Senior Note due 2033 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 8, 2023, File No. 001-16411)

4.3	Form of 4.950% Senior Note due 2053 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to Form 8-K filed February 8, 2023, File No. 001-16411)

*+10.1	2023 Restricted Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2023 Restricted Stock Rights Granted under the 2011 Long-Term Incentive Stock Plan

*+10.2	2023 Restricted Performance Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2023 Restricted Performance Stock Rights Granted under the 2011 Long-Term Incentive Stock Plan

*+10.3	Group Personal Excess Liability Policy effective January 1, 2023

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 26, 2023