Form 10-Q
period 2023-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2023-07-27
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
As of July 24, 2023, 151,299,696 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2023	2022	2023	2022
Sales
Product	$7,441	$6,779	$14,712	$13,620
Service	2,135	2,022	4,165	3,978
Total sales	9,576	8,801	18,877	17,598
Operating costs and expenses
Product	5,876	5,281	11,603	10,661
Service	1,660	1,561	3,249	3,105
General and administrative expenses	1,073	1,005	2,111	1,981
Total operating costs and expenses	8,609	7,847	16,963	15,747
Operating income	967	954	1,914	1,851
Other (expense) income
Interest expense	(147)	(131)	(276)	(264)
Non-operating FAS pension benefit	133	377	265	753
Other, net	34	(50)	82	(46)
Earnings before income taxes	987	1,150	1,985	2,294
Federal and foreign income tax expense	175	204	331	393
Net earnings	$812	$946	$1,654	$1,901

Basic earnings per share	$5.35	$6.09	$10.87	$12.21
Weighted-average common shares outstanding, in millions	151.7	155.4	152.1	155.7
Diluted earnings per share	$5.34	$6.06	$10.83	$12.16
Weighted-average diluted shares outstanding, in millions	152.2	156.0	152.7	156.3

Net earnings (from above)	$812	$946	$1,654	$1,901
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	3	(13)	5	(15)
Change in other, net	(2)	—	(2)	(1)
Other comprehensive income (loss), net of tax	1	(13)	3	(16)
Comprehensive income	$813	$933	$1,657	$1,885
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,384	$2,577
Accounts receivable, net	2,096	1,511
Unbilled receivables, net	5,870	5,983
Inventoried costs, net	1,287	978
Prepaid expenses and other current assets	1,232	1,439
Total current assets	13,869	12,488
Property, plant and equipment, net of accumulated depreciation of $7,611 for 2023 and $7,258 for 2022	8,976	8,800
Operating lease right-of-use assets	1,763	1,811
Goodwill	17,517	17,516
Intangible assets, net	344	384
Deferred tax assets	452	162
Other non-current assets	2,688	2,594
Total assets	$45,609	$43,755

Liabilities
Trade accounts payable	$2,056	$2,587
Accrued employee compensation	1,878	2,057
Advance payments and billings in excess of costs incurred	3,397	3,609
Other current liabilities	4,226	3,334
Total current liabilities	11,557	11,587
Long-term debt, net of current portion of $1,097 for 2023 and $1,072 for 2022	13,796	11,805
Pension and other postretirement benefit plan liabilities	1,161	1,188
Operating lease liabilities	1,772	1,824
Other non-current liabilities	1,837	2,039
Total liabilities	30,123	28,443

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2023—151,388,972 and 2022—153,157,924	151	153
Paid-in capital	—	—
Retained earnings	15,485	15,312
Accumulated other comprehensive loss	(150)	(153)
Total shareholders’ equity	15,486	15,312
Total liabilities and shareholders’ equity	$45,609	$43,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2023	2022
Operating activities
Net earnings	$1,654	$1,901
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	621	633
Stock-based compensation	47	42
Deferred income taxes	(423)	(399)
Net periodic pension and OPB income	(154)	(597)
Pension and OPB contributions	(75)	(71)
Changes in assets and liabilities:
Accounts receivable, net	(591)	(920)
Unbilled receivables, net	110	(719)
Inventoried costs, net	(331)	(98)
Prepaid expenses and other assets	66	114
Accounts payable and other liabilities	(1,043)	(724)
Income taxes payable, net	285	86
Other, net	51	67
Net cash provided by (used in) operating activities	217	(685)

Investing activities
Capital expenditures	(613)	(507)
Other, net	1	39
Net cash used in investing activities	(612)	(468)

Financing activities
Net proceeds from issuance of long-term debt	1,995	—
Net borrowings on commercial paper	768	—
Common stock repurchases	(931)	(640)
Cash dividends paid	(554)	(519)
Payments of employee taxes withheld from share-based awards	(50)	(48)
Other, net	(26)	(1)
Net cash provided by (used in) financing activities	1,202	(1,208)
Increase (decrease) in cash and cash equivalents	807	(2,361)
Cash and cash equivalents, beginning of year	2,577	3,530
Cash and cash equivalents, end of period	$3,384	$1,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2023	2022	2023	2022
Common stock
Beginning of period	$152	$156	$153	$156
Common stock repurchased	(1)	(1)	(2)	(2)
Shares issued for employee stock awards and options	—	—	—	1
End of period	151	155	151	155
Paid-in capital
Beginning of period	—	—	—	—
End of period	—	—	—	—
Retained earnings
Beginning of period	15,135	13,277	15,312	12,913
Common stock repurchased	(204)	(323)	(930)	(638)
Net earnings	812	946	1,654	1,901
Dividends declared	(284)	(270)	(549)	(516)
Stock compensation	26	25	(2)	(5)
End of period	15,485	13,655	15,485	13,655
Accumulated other comprehensive loss
Beginning of period	(151)	(146)	(153)	(143)
Other comprehensive income (loss), net of tax	1	(13)	3	(16)
End of period	(150)	(159)	(150)	(159)
Total shareholders’ equity	$15,486	$13,651	$15,486	$13,651
Cash dividends declared per share	$1.87	$1.73	$3.60	$3.30
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
Results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s 2022 Annual Report on Form 10-K. During the first quarter of 2023, we changed the presentation of the components of other comprehensive income (loss), net of tax in the Unaudited condensed consolidated statements of earnings and comprehensive income. Prior period amounts have been recast to conform to current period presentation. This change in presentation had no impact on our previously reported comprehensive income in total.
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
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2023	2022	2023	2022
Revenue	$95	$95	$157	$304
Operating income	76	92	122	265
Net earnings(1)	60	73	96	209
Diluted earnings per share(1)	0.39	0.47	0.63	1.34
(1)Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the three months ended June 30, 2023, we recorded a $36 million unfavorable

NORTHROP GRUMMAN CORPORATION
EAC adjustment on the Habitation and Logistics Outpost (HALO) program at Space Systems largely due to cost growth stemming from evolving Lunar Gateway architecture and mission requirements combined with macroeconomic challenges. During the three months ended March 31, 2022, we recorded a $67 million favorable EAC adjustment on the engineering, manufacturing and development (EMD) phase of the B-21 program at Aeronautics Systems. No EAC adjustments on a single performance obligation had a significant impact on the financial statements during the three months ended March 31, 2023 or June 30, 2022.
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
Company backlog as of June 30, 2023 was $78.8 billion. Of our June 30, 2023 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and six months ended June 30, 2023 that was included in the December 31, 2022 contract liability balance was $899 million and $2.6 billion, respectively. The amount of revenue recognized for the three and six months ended June 30, 2022 that was included in the December 31, 2021 contract liability balance was $466 million and $1.9 billion, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment
During the six months ended June 30, 2022, the company received lease incentives for landlord funded leasehold improvements of $63 million related to a Space Systems real estate lease, which were recorded in PP&E and included in non-cash investing activities. During the six months ended June 30, 2022, the company acquired $46 million of internal use software through long-term financing directly with the supplier. The software was recorded in PP&E as a non-cash investing activity and the related liability was recorded in long-term debt as a non-cash financing activity. Non-cash investing activities also include capital expenditures incurred but not yet paid of $62 million and $73 million as of June 30, 2023 and 2022, respectively.
Sale of Minority Investment
In April 2023, the company reached an agreement to sell its minority investment in an international business. The transaction, which is subject to final government approvals and closing conditions, is expected to be completed in the third quarter. We expect to recognize a pre-tax gain of approximately $100 million when the transaction closes.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	June 30, 2023	December 31, 2022
Cumulative translation adjustment	$(156)	$(161)
Other, net	6	8
Total accumulated other comprehensive loss	$(150)	$(153)
Related Party Transactions
For all periods presented, the company had no material related party transactions.

NORTHROP GRUMMAN CORPORATION
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after June 30, 2023, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.5 million shares and 0.6 million shares for the three and six months ended June 30, 2023, respectively, and 0.6 million shares for the three and six months ended June 30, 2022.
Share Repurchases
On January 25, 2021, the company’s board of directors authorized a share repurchase program of up to $3.0 billion of the company’s common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program commenced in October 2021 and were completed in April 2023.
On January 24, 2022, the company’s board of directors authorized a new share repurchase program of up to an additional $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). Repurchases under the 2022 Repurchase Program commenced in April 2023 upon completion of the 2021 Repurchase Program. As of June 30, 2023, repurchases under the 2022 Repurchase Program totaled 0.3 billion; $1.7 billion remained under this share repurchase authorization. By its terms, the 2022 Repurchase Program will expire when we have used all authorized funds for repurchases.
During the first quarter of 2023, the company entered into an accelerated share repurchase (ASR) agreement with Bank of America, N.A. (Bank of America) to repurchase $500 million of the company’s common stock as part of the 2021 and 2022 Repurchase Programs. Under the agreement, we made a payment of $500 million to Bank of America and received an initial delivery of 0.9 million shares valued at $400 million that were immediately canceled by the company. The remaining balance of $100 million was settled on April 27, 2023 with a final delivery of 0.2 million shares from Bank of America. The final average purchase price was $458.28 per share.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Six Months Ended June 30
					2023	2022
January 25, 2021	$3,000	7.0	$431.05	April 2023	1.4	1.6
January 24, 2022	$2,000	0.6	$452.91		0.6	—
(1)Includes commissions paid.
Dividends on Common Stock
In May 2023, the company increased the quarterly common stock dividend 8 percent to $1.87 per share from the previous amount of $1.73 per share.

NORTHROP GRUMMAN CORPORATION
3.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2023	2022	2023	2022
Federal and foreign income tax expense	$175	$204	$331	$393
Effective income tax rate	17.7%	17.7%	16.7%	17.1%
Current Quarter
The company’s second quarter 2023 effective tax rate (ETR) of 17.7 percent was comparable with the prior year period and reflects higher interest expense on unrecognized tax benefits, offset by favorable returns on tax-exempt marketable securities. The second quarter 2023 ETR includes benefits of $38 million for research credits and $14 million for foreign derived intangible income (FDII). The second quarter 2022 ETR included benefits of $41 million for research credits and $15 million for FDII.
Year to Date
The company’s year to date 2023 ETR decreased to 16.7 percent from 17.1 percent in the prior year period principally due to higher current year ETR benefits associated with research credits and FDII deductions as well as favorable returns on tax-exempt marketable securities, partially offset by higher interest expense on unrecognized tax benefits. The year to date 2023 ETR includes benefits of $78 million for research credits and $29 million for FDII. The year to date 2022 ETR included benefits of $82 million for research credits and $29 million for FDII.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $566 million as of June 30, 2023 and $850 million as of December 31, 2022.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued in August 2021. As of June 30, 2023, we have approximately $1.6 billion in unrecognized tax benefits, including $601 million related to our position on IRC Section 451(b). If these matters, including our position on IRC Section 451(b), are unfavorably resolved, there could be a material impact on our future cash flows. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may increase by approximately $120 million.
In the second quarter of 2023, the California Franchise Tax Board approved a resolution of the state examination primarily related to California state apportionment in the company’s 2007 to 2016 tax years, resulting in a $95 million reduction to our unrecognized tax benefits and an $11 million reduction to unallocated corporate expense.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Northrop Grumman 2014-2020 federal tax returns and refund claims related to its 2007-2016 federal tax returns are currently under Internal Revenue Service (IRS) examination. During the second quarter of 2023, the company entered into an agreed Revenue Agent’s Report (“RAR”) for certain matters related to the company’s 2014-2017 federal income tax returns, resulting in a $90 million reduction to our unrecognized tax benefits and an immaterial impact to income tax expense.
Our current unrecognized tax benefits, which are included in Other current liabilities in the unaudited condensed consolidated statements of financial position, were $689 million and $728 million as of June 30, 2023 and December 31, 2022, respectively, with the remainder of our unrecognized tax benefits included within Other non-current liabilities.
4.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The company holds a portfolio of marketable securities to partially fund non-qualified employee benefit plans. A portion of these securities are held in common/collective trust funds and are measured at fair value using net asset value (NAV) per share as a practical expedient; therefore, they are not categorized in the fair value hierarchy table below. Marketable securities are included in Other non-current assets in the unaudited condensed consolidated statements of financial position.

NORTHROP GRUMMAN CORPORATION
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	June 30, 2023				December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$316	$—	$8	$324	$310	$1	$8	$319
Marketable securities valued using NAV				10				13
Total marketable securities	316	—	8	334	310	1	8	332
Derivatives	—	2	—	2	—	7	—	7
The notional value of the company’s foreign currency forward contracts at June 30, 2023 and December 31, 2022 was $271 million and $221 million, respectively. The portion of notional value designated as a cash flow hedge at June 30, 2023 and December 31, 2022 was $59 million and $87 million, respectively.
The derivative fair values and related unrealized gains/losses at June 30, 2023 and December 31, 2022 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2023.
The carrying value of cash and cash equivalents and commercial paper approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $14.3 billion and $12.1 billion as of June 30, 2023 and December 31, 2022, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Unsecured Senior Notes
In February 2023, the company issued $2.0 billion of unsecured senior notes for general corporate purposes, which may include debt repayment (including our 3.25% senior notes due in August 2023), share repurchases, and working capital, as follows:
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
In June 2018, the FTC issued a Decision and Order enabling the company’s acquisition of OATK to proceed and providing generally for the company to continue to make solid rocket motors available to competing missile primes on a non-discriminatory basis. The company has taken and continues to take robust actions to help ensure compliance with the terms of the Order. Similarly, the Compliance Officer, appointed under the Order, and the FTC have taken and continue to take various actions to oversee compliance. In October 2019, the company received a civil investigative demand (CID) from the FTC requesting certain information relating to a potential issue regarding the company’s compliance with the Order in connection with a then pending missile competition. The company promptly provided information in response to the request. In late 2021, the company resumed discussions with staff at the FTC regarding our response and their views on compliance issues. In late 2022, the company received a follow-on CID; the company responded to it earlier this year. We cannot predict any additional steps, but we do not believe they are likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2023, or its annual results of operations and/or cash flows. We believe the company has been and continues to be in compliance with the Order.
The company received from the U.S. Department of Justice (DOJ) a criminal subpoena on December 9, 2022, and a civil investigative demand on February 2, 2023, both seeking information regarding financial and cost accounting and controls that appears focused on the interest rate assumptions the company used to determine our CAS pension expense, which we have previously discussed in Note 6 below. The company is engaging with the government and responding to the requests. We cannot at this point predict the outcome of these matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2023, or its annual results of operations and/or cash flows.
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government

NORTHROP GRUMMAN CORPORATION
representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2023, or its annual results of operations and/or cash flows.
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We have continued to exchange correspondence and engage with DCMA and DoD on this matter, including responding to requests for and providing additional information. As noted in Note 5 above, the company received from the DOJ a criminal subpoena on December 9, 2022 and a CID on February 2, 2023, both seeking information that appears related to the interest rate assumptions at issue in our discussions with DCMA. The company is engaging with the government and responding to the requests. We cannot at this point predict the outcome of these matters. The company is also continuing to engage with DCMA/DoD. As previously described, the sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of the DCMA matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
B-21 Low-Rate Initial Production Options
In 2015, the U.S. Air Force awarded to Northrop Grumman the B-21 contract, including a base contract for engineering, manufacturing, and design (EMD) and five low-rate initial production (LRIP) options. The EMD phase of the program is largely cost type and began at contract award. The LRIP options are largely fixed price and are expected to be awarded and executed through approximately the end of the decade. In the second quarter of 2023, we again reviewed our estimated cost to complete the LRIP phase of the B-21 program. Principally due to the company’s estimate of the impact macroeconomic factors may have on our cost to complete the LRIP options, as well as ongoing discussions with our suppliers and our customer, we continue to believe it is reasonably possible one or more of the LRIP options could be performed at a loss and the range of such loss across the five LRIP options is between $0 and $1.2 billion. As we do not currently believe a loss is probable on any of the LRIP options, we have not recognized any such loss in our financial results for the period ended June 30, 2023.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of June 30, 2023 and December 31, 2022:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
June 30, 2023	$562	$353	$490
December 31, 2022	565	353	486
(1) As of June 30, 2023, $202 million is recorded in Other current liabilities and $360 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of June 30, 2023, $181 million is deferred in Prepaid expenses and other current assets and $309 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2023, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2023, there were $356 million of stand-by letters of credit and guarantees and $79 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.5 billion. At June 30, 2023, there were $779 million of outstanding short-term commercial paper borrowings at a weighted-average interest rate of 5.73% that have original maturities of three months or less from the date of issuance. The outstanding balance of commercial paper borrowings is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”) that matures in August 2027 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2022 Credit Agreement. At June 30, 2023, there were no borrowings outstanding under this facility; however, the amount available for borrowing was reduced by the $779 million of outstanding, short-term commercial paper borrowings described above.
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
At June 30, 2023, the company was in compliance with all covenants under its credit agreements.
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2023	2022	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost (benefit)
Service cost	$59	$92	$1	$2	$118	$184	$2	$4
Interest cost	392	284	16	12	784	568	33	24
Expected return on plan assets	(525)	(661)	(21)	(27)	(1,049)	(1,321)	(42)	(55)
Amortization of prior service (credit) cost	—	—	—	(1)	—	—	—	(1)
Net periodic benefit cost (benefit)	$(74)	$(285)	$(4)	$(14)	$(147)	$(569)	$(7)	$(28)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2023	2022	2023	2022
Defined benefit pension plans	$25	$25	$54	$51
OPB plans	10	10	21	20
Defined contribution plans	146	122	361	321

NORTHROP GRUMMAN CORPORATION
8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2023	2022
RSRs granted	0.1	0.1
RPSRs granted	0.1	0.2
Grant date aggregate fair value	$101	$93
RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of certain performance metrics over a three-year period.
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Six Months Ended June 30
$ in millions	2023	2022
Minimum aggregate payout amount	$34	$32
Maximum aggregate payout amount	192	183
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION
9.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2023	2022	2023	2022
Sales
Aeronautics Systems	$2,595	$2,534	$5,110	$5,237
Defense Systems	1,420	1,294	2,796	2,577
Mission Systems	2,641	2,516	5,204	5,013
Space Systems	3,488	2,979	6,838	5,834
Intersegment eliminations	(568)	(522)	(1,071)	(1,063)
Total sales	9,576	8,801	18,877	17,598
Operating income
Aeronautics Systems	278	258	515	565
Defense Systems	166	168	326	323
Mission Systems	401	413	761	798
Space Systems	283	310	596	571
Intersegment eliminations	(76)	(76)	(144)	(147)
Total segment operating income	1,052	1,073	2,054	2,110
FAS/CAS operating adjustment	(21)	(51)	(42)	(97)
Unallocated corporate expense	(64)	(68)	(98)	(162)
Total operating income	$967	$954	$1,914	$1,851
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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended June 30				Six Months Ended June 30
	2023		2022		2023		2022
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,215	86%	$2,134	84%	$4,323	85%	$4,426	85%
International(2)	308	12%	328	13%	639	12%	671	13%
Other customers	8	—%	14	1%	19	—%	17	—%
Intersegment sales	64	2%	58	2%	129	3%	123	2%
Aeronautics Systems sales	2,595	100%	2,534	100%	5,110	100%	5,237	100%
Defense Systems
U.S. government(1)	848	60%	774	61%	1,651	59%	1,549	61%
International(2)	357	25%	328	25%	745	27%	621	24%
Other customers	20	1%	18	1%	36	1%	34	1%
Intersegment sales	195	14%	174	13%	364	13%	373	14%
Defense Systems sales	1,420	100%	1,294	100%	2,796	100%	2,577	100%
Mission Systems
U.S. government(1)	1,877	71%	1,802	72%	3,812	73%	3,596	72%
International(2)	454	17%	415	16%	830	16%	848	17%
Other customers	27	1%	40	2%	42	1%	64	1%
Intersegment sales	283	11%	259	10%	520	10%	505	10%
Mission Systems sales	2,641	100%	2,516	100%	5,204	100%	5,013	100%
Space Systems
U.S. government(1)	3,314	95%	2,798	94%	6,480	95%	5,506	94%
International(2)	83	2%	84	3%	154	2%	156	3%
Other customers	65	2%	66	2%	146	2%	110	2%
Intersegment sales	26	1%	31	1%	58	1%	62	1%
Space Systems sales	3,488	100%	2,979	100%	6,838	100%	5,834	100%
Total
U.S. government(1)	8,254	86%	7,508	85%	16,266	86%	15,077	86%
International(2)	1,202	13%	1,155	13%	2,368	13%	2,296	13%
Other customers	120	1%	138	2%	243	1%	225	1%
Total Sales	$9,576	100%	$8,801	100%	$18,877	100%	$17,598	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended June 30				Six Months Ended June 30
	2023		2022		2023		2022
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,319	52%	$1,217	49%	$2,550	51%	$2,493	49%
Fixed-price	1,212	48%	1,259	51%	2,431	49%	2,621	51%
Intersegment sales	64		58		129		123
Aeronautics Systems sales	2,595		2,534		5,110		5,237
Defense Systems
Cost-type	404	33%	373	33%	827	34%	709	32%
Fixed-price	821	67%	747	67%	1,605	66%	1,495	68%
Intersegment sales	195		174		364		373
Defense Systems sales	1,420		1,294		2,796		2,577
Mission Systems
Cost-type	957	41%	875	39%	1,918	41%	1,710	38%
Fixed-price	1,401	59%	1,382	61%	2,766	59%	2,798	62%
Intersegment sales	283		259		520		505
Mission Systems sales	2,641		2,516		5,204		5,013
Space Systems
Cost-type	2,572	74%	2,096	71%	5,018	74%	4,079	71%
Fixed-price	890	26%	852	29%	1,762	26%	1,693	29%
Intersegment sales	26		31		58		62
Space Systems sales	3,488		2,979		6,838		5,834
Total
Cost-type	5,252	55%	4,561	52%	10,313	55%	8,991	51%
Fixed-price	4,324	45%	4,240	48%	8,564	45%	8,607	49%
Total Sales	$9,576		$8,801		$18,877		$17,598
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended June 30				Six Months Ended June 30
	2023		2022		2023		2022
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,223	88%	$2,148	87%	$4,342	87%	$4,443	86%
Asia/Pacific	138	5%	205	8%	285	6%	395	8%
Europe	165	7%	113	5%	339	7%	250	5%
All other(1)	5	—%	10	—%	15	—%	26	1%
Intersegment sales	64		58		129		123
Aeronautics Systems sales	2,595		2,534		5,110		5,237
Defense Systems
United States	868	71%	792	71%	1,687	70%	1,583	72%
Asia/Pacific	114	9%	123	11%	231	9%	228	10%
Europe	132	11%	95	8%	260	11%	196	9%
All other(1)	111	9%	110	10%	254	10%	197	9%
Intersegment sales	195		174		364		373
Defense Systems sales	1,420		1,294		2,796		2,577
Mission Systems
United States	1,904	81%	1,842	81%	3,854	82%	3,660	81%
Asia/Pacific	120	5%	137	6%	212	5%	276	6%
Europe	266	11%	219	10%	466	10%	444	10%
All other(1)	68	3%	59	3%	152	3%	128	3%
Intersegment sales	283		259		520		505
Mission Systems sales	2,641		2,516		5,204		5,013
Space Systems
United States	3,379	97%	2,864	97%	6,626	98%	5,616	97%
Asia/Pacific	25	1%	24	1%	45	1%	53	1%
Europe	38	1%	56	2%	83	1%	96	2%
All other(1)	20	1%	4	—%	26	—%	7	—%
Intersegment sales	26		31		58		62
Space Systems sales	3,488		2,979		6,838		5,834
Total
United States	8,374	88%	7,646	87%	16,509	88%	15,302	87%
Asia/Pacific	397	4%	489	6%	773	4%	952	5%
Europe	601	6%	483	5%	1,148	6%	986	6%
All other(1)	204	2%	183	2%	447	2%	358	2%
Total Sales	$9,576		$8,801		$18,877		$17,598
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2023, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2023 and 2022, and of cash flows for the six-month periods ended June 30, 2023 and 2022 and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 26, 2023

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
Global Health Environment
Since at least March 2020, when it was first characterized as a global pandemic, COVID-19 has dramatically impacted the global health and economic environments, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, inflationary pressures and market volatility. We discussed in some detail in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2020, 2021, and 2022, and subsequent SEC filings, the pandemic, its impacts and risks, and actions taken up to the time of each filing. In this Form 10-Q, we provide a further update.
In May 2023, the World Health Organization declared an end to the global public health emergency for the COVID-19 pandemic. For the first half of 2023, direct impacts of the COVID-19 pandemic on our business remained limited. While we cannot predict the future course of COVID-19 or its consequences, we are not currently assuming significant additional direct COVID-19 related impacts on our business.
The company continues to work to monitor and address the global health environment, including its impact on our company, our employees, our customers, our suppliers and our communities. Our goals have been, and continue to be, to keep our employees safe, to lessen the potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Like the communities in which we operate, our actions have varied, and

NORTHROP GRUMMAN CORPORATION
will continue to vary, depending on the state of the global health environment, including as it relates to COVID-19 and other illnesses, applicable government requirements, and the needs of our stakeholders.
Global Economic Environment
In part as a result of the COVID-19 pandemic, the global economic environment has experienced, and continues to experience, extraordinary challenges, including high rates of inflation and inflationary pressures; widespread delays and disruptions in supply chains; workforce challenges; and market volatility. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, delays and other performance challenges, as well as increased competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers.
We continue to work hard to mitigate some of the challenges caused by the current macroeconomic environment on our business, including by taking steps to support our suppliers and small businesses and enhancing our workforce through extensive hiring, development and retention efforts. However, the broader macroeconomic environment, including inflationary pressures and supply chain challenges, continued adversely to affect the company’s results for the quarter ended June 30, 2023. We cannot clearly predict how long these macroeconomic challenges will continue, how they will change over time, or what additional resources will be available, but we expect to see this challenging macroeconomic environment continue adversely to impact the global economy, our customers, our industry and our company in 2023.
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

NORTHROP GRUMMAN CORPORATION
In January 2023, the statutory debt ceiling was reached, and the Treasury Department reported that it began taking “extraordinary measures” to finance the government and avoid a breach of the debt ceiling. The Fiscal Responsibility Act of 2023 (FRA), signed in June 2023, suspended the debt limit through January 1, 2025 and provides for caps on defense and non-defense discretionary spending in FY 2024 and FY 2025. The FRA cap on discretionary spending for defense in FY 2024 and FY 2025 is $886 billion and $895 billion, respectively. If these spending caps are exceeded, the FRA provides for automatic spending cuts that could be imposed through sequestration.
The FRA also provides for across the board cuts to discretionary spending by one percent below current-year levels if a continuing resolution is in place on January 1, 2024 or 2025. Once full-year appropriations are enacted, the spending caps are to revert to original levels specified in the FRA. If a continuing resolution is still in place on April 30, 2024 or 2025, the FRA provides that a final sequestration order could be issued that would apply to the full fiscal year. While the discretionary spending caps only apply to FY 2024 and FY 2025, the FRA also attempts to limit most discretionary funding for FY 2026 through FY 2029, subject to Congress’s budgetary processes at that time. We anticipate that issues related to the debt ceiling, budgetary priorities and the spending caps imposed by the FRA will continue to be a subject of considerable debate, with a potentially significant impact on our programs and the company.
In July 2023, the House of Representatives and the Senate passed different versions of a National Defense Authorization Act. We expect this proposed legislation, and its potential impact on defense appropriations, including the duration of a possible continuing resolution, will also be the subject of considerable debate with potentially significant impacts.
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
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions, except per share amounts	2023	2022	Change	2023	2022	Change
Sales	$9,576	$8,801	9%	$18,877	$17,598	7%
Operating costs and expenses	8,609	7,847	10%	16,963	15,747	8%
Operating costs and expenses as a % of sales	89.9%	89.2%		89.9%	89.5%
Operating income	967	954	1%	1,914	1,851	3%
Operating margin rate	10.1%	10.8%		10.1%	10.5%
Federal and foreign income tax expense	175	204	(14)%	331	393	(16)%
Effective income tax rate	17.7%	17.7%		16.7%	17.1%
Net earnings	812	946	(14)%	1,654	1,901	(13)%
Diluted earnings per share	$5.34	$6.06	(12)%	$10.83	$12.16	(11)%
Sales
Current Quarter
Second quarter 2023 sales increased $775 million, or 9 percent, due to higher sales at all four sectors. Second quarter 2023 sales reflect continued strong demand and improving labor availability and supplier deliveries.
Year to Date

NORTHROP GRUMMAN CORPORATION
Year to date 2023 sales increased $1.3 billion, or 7 percent, due to higher sales at Space Systems, Defense Systems and Mission Systems, partially offset by lower sales at Aeronautics Systems.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
Current Quarter
Second quarter 2023 operating income increased $13 million, or 1 percent, due to a reduction in the FAS/CAS operating adjustment, partially offset by lower segment operating income. Second quarter 2023 operating margin rate declined to 10.1 percent, due to a lower segment operating margin rate, partially offset by the lower FAS/CAS operating adjustment.
Second quarter 2023 general and administrative (G&A) costs as a percentage of sales of 11.2 percent was comparable with the prior year period and reflects continued investments for future business opportunities.
Year to Date
Year to date 2023 operating income increased $63 million, or 3 percent, due to lower unallocated corporate expense and a reduction in the FAS/CAS operating adjustment, partially offset by lower segment operating income. Year to date 2023 operating margin rate declined to 10.1 percent due to a lower segment operating margin rate, partially offset by the lower unallocated corporate expense and FAS/CAS operating adjustment.
Year to date 2023 G&A costs as a percentage of sales of 11.2 percent was comparable with the prior year period and reflects continued investments for future business opportunities.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The second quarter 2023 ETR of 17.7 percent was comparable with the prior year period and reflects higher interest expense on unrecognized tax benefits, offset by favorable returns on tax-exempt marketable securities. See Note 3 to the financial statements for additional information.
Year to Date
The year to date 2023 ETR decreased to 16.7 percent from 17.1 percent in the prior year period principally due to higher current year ETR benefits associated with research credits and FDII deductions as well as favorable returns on tax-exempt marketable securities, partially offset by higher interest expense on unrecognized tax benefits. See Note 3 to the financial statements for additional information.
Net Earnings
Current Quarter
Second quarter 2023 net earnings decreased $134 million, or 14 percent, primarily due to a $244 million reduction in the non-operating FAS pension benefit, partially offset by a $51 million increase in returns on marketable securities related to our non-qualified benefit plans, higher operating income, higher interest income on short-term investments and lower income tax expense.
Year to Date
Year to date 2023 net earnings decreased $247 million, or 13 percent, primarily due to a $488 million reduction in the non-operating FAS pension benefit, partially offset by an $84 million increase in returns on marketable securities related to our non-qualified benefit plans, higher operating income, lower income tax expense and higher interest income on short-term investments.
Diluted Earnings Per Share
Current Quarter
Second quarter 2023 diluted earnings per share decreased 12 percent, reflecting a 14 percent decrease in net earnings and a 2 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2023 diluted earnings per share decreased 11 percent, reflecting a 13 percent decrease in net earnings and a 2 percent reduction in weighted-average diluted shares outstanding.

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

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2023	2022	Change	2023	2022	Change
Operating income	$967	$954	1%	$1,914	$1,851	3%
Operating margin rate	10.1%	10.8%		10.1%	10.5%
Reconciliation to segment operating income:
CAS pension expense	(38)	(41)	(7)%	(76)	(87)	(13)%
FAS pension service expense	59	92	(36)%	118	184	(36)%
FAS/CAS operating adjustment	21	51	(59)%	42	97	(57)%
Intangible asset amortization and PP&E step-up depreciation	31	61	(49)%	61	121	(50)%
Other unallocated corporate expense	33	7	371%	37	41	(10)%
Unallocated corporate expense	64	68	(6)%	98	162	(40)%
Segment operating income	$1,052	$1,073	(2)%	$2,054	$2,110	(3)%
Segment operating margin rate	11.0%	12.2%		10.9%	12.0%
Current Quarter

NORTHROP GRUMMAN CORPORATION
Second quarter 2023 segment operating income decreased $21 million, or 2 percent. Higher sales were more than offset by a lower segment operating margin rate, which reflects a $36 million unfavorable EAC adjustment on the Habitation and Logistics Outpost (HALO) program at Space Systems. In addition, the prior year period includes a $38 million gain on a property sale at Aeronautics Systems and a $33 million benefit recognized in connection with a contract-related legal matter at Mission Systems.
Year to Date
Year to date 2023 segment operating income decreased $56 million, or 3 percent. Higher sales were more than offset by a lower segment operating margin rate, which reflects an approximately $50 million reduction related to higher projected CAS pension costs on the company’s fixed price contracts, as well as the $36 million unfavorable EAC adjustment on the HALO program described above. In addition, the prior year period includes a $67 million favorable EAC adjustment on the EMD phase of the B-21 program at Aeronautics Systems, as well as the $38 million gain on a property sale and $33 million benefit recognized in connection with a contract-related legal matter described above.
FAS/CAS Operating Adjustment
Second quarter 2023 and year to date 2023 FAS/CAS operating adjustment decreased primarily due to lower FAS pension service expense resulting from changes in certain actuarial assumptions as of December 31, 2022.
Unallocated Corporate Expense
Current Quarter
The decrease in second quarter 2023 unallocated corporate expense is primarily due to lower intangible asset amortization and PP&E step-up depreciation, partially offset by a loss recognized in connection with a pending divestiture of a small international subsidiary.
Year to Date
The decrease in year to date 2023 unallocated corporate expense is primarily due to lower intangible asset amortization and PP&E step-up depreciation as well as a reduction in unallowable corporate costs.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income; the aggregate amounts are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2023	2022	2023	2022
Favorable EAC adjustments	$324	$317	$650	$674
Unfavorable EAC adjustments	(248)	(225)	(528)	(409)
Net EAC adjustments	$76	$92	$122	$265
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2023	2022	2023	2022
Aeronautics Systems	$42	$(9)	$36	$94
Defense Systems	20	50	47	75
Mission Systems	38	29	95	86
Space Systems	(22)	31	(54)	23
Eliminations	(2)	(9)	(2)	(13)
Net EAC adjustments	$76	$92	$122	$265
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

NORTHROP GRUMMAN CORPORATION

AERONAUTICS SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2023	2022	Change	2023	2022	Change
Sales	$2,595	$2,534	2%	$5,110	$5,237	(2)%
Operating income	278	258	8%	515	565	(9)%
Operating margin rate	10.7%	10.2%		10.1%	10.8%
Sales
Current Quarter
Second quarter 2023 sales increased $61 million, or 2 percent, due to higher volume in both Manned Aircraft and Autonomous Systems. Higher sales on restricted programs were partially offset by lower volume on E-2 and F/A-18, as well as the Joint Surveillance and Target Attack Radar System (JSTARS) program as it nears completion.
Year to Date
Year to date 2023 sales decreased $127 million, or 2 percent, due to lower volume in both Manned Aircraft and Autonomous Systems, including a $146 million decrease on the E-2 program and lower volume on F/A-18, JSTARS and Global Hawk. These decreases were partially offset by higher volume on restricted programs.
Operating Income
Current Quarter
Second quarter 2023 operating income increased $20 million, or 8 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 10.7 percent from 10.2 percent primarily due to higher net favorable EAC adjustments on restricted work, partially offset by a $38 million gain on a property sale in the prior year.
Year to Date
Year to date 2023 operating income decreased $50 million, or 9 percent, due to a lower operating margin rate and lower sales. Operating margin rate decreased to 10.1 percent from 10.8 percent primarily due to lower net EAC adjustments, largely driven by a $67 million favorable EAC adjustment on the EMD phase of the B-21 program in the prior year, as well as a $38 million gain on a property sale in the prior year.

DEFENSE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2023	2022	Change	2023	2022	Change
Sales	$1,420	$1,294	10%	$2,796	$2,577	8%
Operating income	166	168	(1)%	326	323	1%
Operating margin rate	11.7%	13.0%		11.7%	12.5%
Sales
Current Quarter
Second quarter 2023 sales increased $126 million, or 10 percent, due to higher volume in both business areas. Battle Management & Missile Systems sales increased primarily due to higher volume on ammunition programs and the Integrated Air and Missile Defense Battle Command System (IBCS), Hypersonic Attack Cruise Missile (HACM) and advanced fuze programs. Mission Readiness sales increased principally due to higher volume on the NATO Alliance Ground Surveillance In-Service Support (NATO AGS ISS) program and an international training program.
Year to Date
Year to date 2023 sales increased $219 million, or 8 percent, due to higher volume in both business areas. Battle Management & Missile Systems sales increased primarily due to higher volume on ammunition, IBCS, advanced fuze and HACM programs. Mission Readiness sales increased primarily due to higher volume on an international training program.
Operating Income
Current Quarter
Second quarter 2023 operating income decreased $2 million, or 1 percent, due to a lower operating margin rate, which more than offset higher sales. Operating margin rate decreased to 11.7 percent from 13.0 percent primarily due to lower net EAC adjustments.
Year to Date

NORTHROP GRUMMAN CORPORATION
Year to date 2023 operating income increased $3 million, or 1 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 11.7 percent from 12.5 percent primarily due to lower net EAC adjustments.

MISSION SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2023	2022	Change	2023	2022	Change
Sales	$2,641	$2,516	5%	$5,204	$5,013	4%
Operating income	401	413	(3)%	761	798	(5)%
Operating margin rate	15.2%	16.4%		14.6%	15.9%
Sales
Current Quarter
Second quarter 2023 sales increased $125 million, or 5 percent, primarily due to higher restricted sales in the Networked Information Solutions business area, as well as higher volume on marine systems programs and the Surface Electronic Warfare Improvement Program (SEWIP). These increases were partially offset by lower volume on the Ground/Air Task Oriented Radar (G/ATOR) program.
Year to Date
Year to date 2023 sales increased $191 million, or 4 percent, primarily due to higher restricted sales in the Networked Information Solutions business area, as well as higher volume on SEWIP and marine systems programs, partially offset by lower volume on G/ATOR.
Operating Income
Current Quarter
Second quarter 2023 operating income decreased $12 million, or 3 percent, due to a lower operating margin rate, which more than offset higher sales. Operating margin rate decreased to 15.2 percent from 16.4 percent primarily due to a prior year $33 million benefit recognized in connection with a contract-related legal matter, as well as changes in contract mix toward more cost-type content.
Year to Date
Year to date 2023 operating income decreased $37 million, or 5 percent, due to a lower operating margin rate, which more than offset higher sales. Operating margin rate decreased to 14.6 percent from 15.9 percent primarily due to the prior year $33 million benefit recognized in connection with a contract-related legal matter described above, as well as changes in contract mix toward more cost-type content and a first quarter 2023 loss recognized in connection with an unconsolidated joint venture.

NORTHROP GRUMMAN CORPORATION

SPACE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2023	2022	Change	2023	2022	Change
Sales	$3,488	$2,979	17%	$6,838	$5,834	17%
Operating income	283	310	(9)%	596	571	4%
Operating margin rate	8.1%	10.4%		8.7%	9.8%
Sales
Current Quarter
Second quarter 2023 sales increased $509 million, or 17 percent, due to higher volume in both business areas. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, including a $156 million increase on the Ground Based Strategic Deterrent (GBSD) program and higher volume on the Next Generation Interceptor (NGI) and Ground-based Midcourse Defense Weapon Systems (GWS) programs. Sales in the Space business area increased primarily due to higher volume on restricted programs, the Next-Generation Overhead Persistent Infrared Polar (NextGen Polar) program and the Space Development Agency (SDA) Tranche 1 Tracking Layer program. These increases were partially offset by lower volume for Commercial Resupply Services (CRS) missions.
Year to Date
Year to date 2023 sales increased $1.0 billion, or 17 percent, due to higher volume in both business areas. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, including a $316 million increase on GBSD, a $152 million increase on NGI and a $112 million increase on GWS. Sales in the Space business area increased primarily due to higher volume on restricted programs, a $173 million increase on the NextGen Polar program and a $132 million increase on the SDA Tranche 1 Tracking Layer program. These increases were partially offset by a $124 million decrease for Commercial Resupply Services (CRS) missions and lower volume on the HALO program.
Operating Income
Current Quarter
Second quarter 2023 operating income decreased $27 million, or 9 percent, due to a lower operating margin rate, which more than offset higher sales. Operating margin rate decreased to 8.1 percent from 10.4 percent primarily due to lower net EAC adjustments, including a $36 million unfavorable EAC adjustment on the HALO program largely due to cost growth stemming from evolving Lunar Gateway architecture and mission requirements combined with macroeconomic challenges, and a $15 million write-down of commercial inventory.
Year to Date
Year to date 2023 operating income increased $25 million, or 4 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 8.7 percent from 9.8 percent primarily due to lower net EAC adjustments, partially offset by a first quarter 2023 benefit recognized on the sale of a license to a customer.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2023		2022		2023		2022
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$1,925	$1,726	$1,916	$1,733	$3,832	$3,466	$3,961	$3,537
Service	606	533	560	497	1,149	1,013	1,153	1,030
Intersegment eliminations	64	58	58	46	129	116	123	105
Total Aeronautics Systems	2,595	2,317	2,534	2,276	5,110	4,595	5,237	4,672
Defense Systems
Product	691	602	598	515	1,369	1,200	1,208	1,042
Service	534	480	522	457	1,063	948	996	882
Intersegment eliminations	195	172	174	154	364	322	373	330
Total Defense Systems	1,420	1,254	1,294	1,126	2,796	2,470	2,577	2,254
Mission Systems
Product	1,834	1,573	1,748	1,473	3,649	3,136	3,510	2,982
Service	524	429	509	412	1,035	870	998	808
Intersegment eliminations	283	238	259	218	520	437	505	425
Total Mission Systems	2,641	2,240	2,516	2,103	5,204	4,443	5,013	4,215
Space Systems
Product	2,991	2,770	2,517	2,250	5,862	5,379	4,941	4,445
Service	471	411	431	391	918	811	831	762
Intersegment eliminations	26	24	31	28	58	52	62	56
Total Space Systems	3,488	3,205	2,979	2,669	6,838	6,242	5,834	5,263
Segment Totals
Total Product	$7,441	$6,671	$6,779	$5,971	$14,712	$13,181	$13,620	$12,006
Total Service	2,135	1,853	2,022	1,757	4,165	3,642	3,978	3,482
Total Segment(1)	$9,576	$8,524	$8,801	$7,728	$18,877	$16,823	$17,598	$15,488
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Second quarter 2023 product sales increased $662 million, or 10 percent, primarily due to an increase in product sales at Space Systems, Defense Systems and Mission Systems. The increase at Space Systems was principally due to ramp-up on development programs, including GBSD and NGI, as well as higher volume on the SDA Tranche 1 Tracking Layer program. The increase at Defense Systems was primarily due to higher volume on ammunition programs, IBCS, HACM and advanced fuze programs. The increase at Mission Systems was primarily driven by higher volume on restricted programs.
Second quarter 2023 product costs increased $700 million, or 12 percent, consistent with the higher product sales described above and reflect a lower operating margin rate principally due to lower net EAC adjustments on Space Systems production programs, including the $36 million unfavorable EAC adjustment on the HALO program described above.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2023 product sales increased $1.1 billion, or 8 percent, primarily due to an increase in product sales at Space Systems. The increase at Space Systems was driven by ramp-up on development programs, including GBSD and NGI, and higher volume on restricted programs, GWS, NextGen Polar and the SDA Tranche 1 Tracking Layer program.
Year to date 2023 product costs increased $1.2 billion, or 10 percent, consistent with the higher product sales described above and reflect a lower operating margin rate principally due to lower net EAC adjustments on Space Systems and Aeronautics Systems production programs.
Service Sales and Costs
Current Quarter
Second quarter 2023 service sales increased $113 million, or 6 percent, primarily due to an increase in service sales at Aeronautics Systems and Space Systems. The increase at Aeronautics Systems was principally due to higher sales on restricted programs, partially offset by lower volume on the JSTARS program as it nears completion. The increase at Space Systems was primarily driven by higher volume on restricted programs.
Second quarter 2023 service costs increased $96 million, or 5 percent, consistent with the higher service sales described above.
Year to Date
Year to date 2023 service sales increased $187 million, or 5 percent, primarily due to an increase in service sales at Space Systems and Defense Systems. The increase at Space Systems was principally due to higher volume on restricted programs, the Specialized Warfighter Development Contract (SWDC) and the ICBM Ground Subsystem Support program. The increase at Defense Systems was primarily driven by higher volume on an international training program.
Year to date 2023 service costs increased $160 million, or 5 percent, consistent with the higher service sales described above.
BACKLOG
Backlog consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2023
Aeronautics Systems	$9,398	$9,145	$18,543	$19,397	(4)%
Defense Systems	5,725	1,445	7,170	7,515	(5)%
Mission Systems	11,517	3,270	14,787	13,875	7%
Space Systems	11,256	27,049	38,305	37,956	1%
Total backlog	$37,896	$40,909	$78,805	$78,743	—%
New Awards
Second quarter and year to date 2023 net awards totaled $10.9 billion and $18.9 billion, respectively, and backlog totaled $78.8 billion. Significant second quarter new awards include $5.4 billion for restricted programs (primarily at Space Systems, Aeronautics Systems and Mission Systems), $0.6 billion for F-35 (primarily at Aeronautics Systems and Mission Systems), $0.3 billion for the Missile Defense Agency's Ballistic Missile Defense System Overhead Persistent Infrared Architecture (BOA) and $0.3 billion for Virginia-Class submarines.
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
At June 30, 2023, we had $3.4 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an

NORTHROP GRUMMAN CORPORATION
aggregate principal amount of $2.5 billion, and in April 2023, we renewed our one-year $500 million uncommitted credit facility. At June 30, 2023, there were no borrowings outstanding under these credit facilities; however, in May 2023, we issued $779 million in commercial paper, which reduced the amount available for borrowing under our unsecured credit facility. In February 2023, we issued $2.0 billion of unsecured senior notes. We intend to use those proceeds for general corporate purposes, which may include debt repayment (including our 3.25% senior notes due in August 2023), share repurchases and working capital.
COVID-19 and the CARES Act
Section 3610 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) authorized the government to reimburse qualifying contractors for certain costs of providing paid leave to employees as a result of COVID-19. The company has sought and may continue to seek recovery for certain COVID-19-related costs under Section 3610 of the CARES Act and through our contract provisions, though it is unclear what funds will be available and how much we will be able to recover. In addition, during 2020, the DoD increased the rate for certain progress payments from 80 percent to 90 percent for costs incurred and work performed on relevant contracts. In July 2023, the DoD reverted back to the 80 percent progress payment rate on prospectively awarded contracts. We do not expect this change will have a material impact on our 2023 cash from operations.
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
Operating Cash Flow
The table below summarizes key components of cash provided by (used in) operating activities:

	Six Months Ended June 30		%
$ in millions	2023	2022	Change
Net earnings	$1,654	$1,901	(13)%
Non-cash items(1)	91	(321)	(128)%
Pension and OPB contributions	(75)	(71)	6%
Changes in trade working capital	(1,504)	(2,261)	(33)%
Other, net	51	67	(24)%
Net cash provided by (used in) operating activities	$217	$(685)	(132)%
(1)Includes depreciation and amortization, non-cash lease expense, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
Year to date 2023 net cash provided by operating activities was $217 million compared to net cash used in operating activities of $685 million in the prior year period and reflects improved trade working capital largely driven by increased billings and cash collections.
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
The table below reconciles net cash provided by (used in) operating activities to adjusted free cash flow:

	Six Months Ended June 30		%
$ in millions	2023	2022	Change
Net cash provided by (used in) operating activities	$217	$(685)	(132)%
Capital expenditures	(613)	(507)	21%
Adjusted free cash flow	$(396)	$(1,192)	(67)%
Year to date 2023 adjusted free cash flow increased $796 million as compared with the same period in 2022 due to higher net cash provided by operating activities, partially offset by an increase in capital expenditures.
Investing Cash Flow
Year to date 2023 net cash used in investing activities increased $144 million as compared with the same period in 2022 principally due to higher capital expenditures.
Financing Cash Flow
Year to date 2023 net cash provided by financing activities was $1.2 billion compared to net cash used in financing activities of $1.2 billion in the prior year period principally due to the issuance of $2.0 billion in long-term debt and net borrowings on commercial paper of $768 million, partially offset by a $291 million increase in share repurchases.
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
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “guidance,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2022 Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (SEC). These risks and uncertainties are amplified by the global macroeconomic, health, security and political environments, including inflationary pressures, labor and supply chain challenges and COVID-19, which have caused and will continue to cause significant challenges, instability and uncertainty. They include:

NORTHROP GRUMMAN CORPORATION
Industry and Economic Risks
•our dependence on the U.S. government for a substantial portion of our business
•significant delays or reductions in appropriations and/or for our programs, and U.S. government funding and program support more broadly, including as a result of a prolonged continuing resolution and/or government shutdown, and/or related to hostilities and other global events
•significant delays or reductions in payments as a result of or related to a breach of the debt ceiling
•the use of estimates when accounting for our contracts and the effect of contract cost growth and our efforts to recover or offset such costs and/or changes in estimated contract costs and revenues, including as a result of inflationary pressures, labor shortages, supply chain challenges and/or other macroeconomic factors, and risks related to management’s judgments and assumptions in estimating and/or projecting contract revenue and performance which may be inaccurate
•continued pressures from macroeconomic trends, including on costs, schedules, performance and ability to meet expectations
•increased competition within our markets and bid protests
Legal and Regulatory Risks
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
•impacts related to health epidemics and pandemics, including COVID-19
•cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners, and changes in related regulations
•our ability to attract and retain a qualified, talented and diverse workforce with the necessary security clearances to meet our performance obligations
•the performance and viability of our subcontractors and suppliers and the availability and pricing of raw materials and components, particularly with inflationary pressures, increased costs, shortages in labor and financial resources, supply chain disruptions, and extended material lead times
•environmental, social and governance matters, including especially climate change, their impacts on our company, our operations and our stakeholders (employees, suppliers, customers, shareholders and regulators), and changes in laws, regulations and priorities related to these issues
•our exposure to additional risks as a result of our international business, including risks related to global security, geopolitical and economic factors, misconduct, suppliers, laws and regulations
•our ability to meet performance obligations under our contracts, including obligations that require innovative design capabilities, are technologically complex, require certain manufacturing expertise or are dependent on factors not wholly within our control
•natural disasters
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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2023, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2023, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
April 1, 2023 - April 28, 2023	310,435	NM(2)	310,435	$1,851
April 29, 2023 - May 26, 2023	187,883	$442.25	187,883	1,768
May 27, 2023 - June 30, 2023	130,374	$447.76	130,374	1,710
Total	628,692	NM(2)	628,692	$1,710
(1)Includes commissions paid.
(2)During the first quarter of 2023, the company entered into an accelerated share repurchase (ASR) agreement with Bank of America, N.A., which was completed on April 27, 2023. Pursuant to the terms of the ASR, a total of approximately 1.1 million shares of our common stock were repurchased with an average final purchase price of $458.28 (0.9 million shares in February 2023 and 0.2 million shares in April 2023).
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
Item 5. Other Information
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into during the quarter ended June 30, 2023.

NORTHROP GRUMMAN CORPORATION

Name (Title)	Type of Trading Arrangement	Date of Adoption or Termination	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Michael A. Hardesty	Rule 10b5-1 Trading Arrangement	May 3, 2023	Until May 1, 2024 or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.	Sale of 140 shares of common stock Sale of shares to be received upon payout of 2021 RPSRs and RSRs(1) Gift of up to 800 shares of common stock
(Corporate Vice President, Controller and Chief Accounting Officer)
(1) The aggregate number of shares to be sold will depend, in part, on future company performance.

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Northrop Grumman Corporation dated May 17, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed May 19, 2023, File No. 001-16411)

3.2	Amended and Restated Bylaws of Northrop Grumman Corporation dated May 17, 2023 (incorporated by reference to Exhibit 3.2 to Form 8-K filed May 19, 2023, File No. 001-16411)

*+10.1	Non-Employee Director Compensation Term Sheet, effective May 17, 2023

*+10.2	Northrop Grumman Savings Excess Plan (Amended and Restated Effective as of July 1, 2023)

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 26, 2023