Form 10-Q
period 2023-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2023-10-26
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
As of October 23, 2023, 150,792,605 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2023	2022	2023	2022
Sales
Product	$7,678	$6,979	$22,390	$20,599
Service	2,097	1,992	6,262	5,970
Total sales	9,775	8,971	28,652	26,569
Operating costs and expenses
Product	6,135	5,589	17,738	16,250
Service	1,599	1,564	4,848	4,669
General and administrative expenses	1,025	974	3,136	2,955
Total operating costs and expenses	8,759	8,127	25,722	23,874
Operating income	1,016	844	2,930	2,695
Other (expense) income
Interest expense	(141)	(122)	(417)	(386)
Non-operating FAS pension benefit	132	376	397	1,129
Other, net	111	(8)	193	(54)
Earnings before income taxes	1,118	1,090	3,103	3,384
Federal and foreign income tax expense	181	175	512	568
Net earnings	$937	$915	$2,591	$2,816

Basic earnings per share	$6.20	$5.92	$17.07	$18.13
Weighted-average common shares outstanding, in millions	151.2	154.6	151.8	155.3
Diluted earnings per share	$6.18	$5.89	$17.00	$18.06
Weighted-average diluted shares outstanding, in millions	151.7	155.3	152.4	155.9

Net earnings (from above)	$937	$915	$2,591	$2,816
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	6	(7)	11	(22)
Change in other, net	(3)	—	(5)	(1)
Other comprehensive income (loss), net of tax	3	(7)	6	(23)
Comprehensive income	$940	$908	$2,597	$2,793
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,082	$2,577
Accounts receivable, net	1,764	1,511
Unbilled receivables, net	6,270	5,983
Inventoried costs, net	1,355	978
Prepaid expenses and other current assets	1,679	1,439
Total current assets	13,150	12,488
Property, plant and equipment, net of accumulated depreciation of $7,742 for 2023 and $7,258 for 2022	9,173	8,800
Operating lease right-of-use assets	1,714	1,811
Goodwill	17,514	17,516
Intangible assets, net	324	384
Deferred tax assets	330	162
Other non-current assets	2,691	2,594
Total assets	$44,896	$43,755

Liabilities
Trade accounts payable	$2,260	$2,587
Accrued employee compensation	1,927	2,057
Advance payments and billings in excess of costs incurred	3,458	3,609
Other current liabilities	2,660	3,334
Total current liabilities	10,305	11,587
Long-term debt, net of current portion of $64 for 2023 and $1,072 for 2022	13,793	11,805
Pension and other postretirement benefit plan liabilities	1,147	1,188
Operating lease liabilities	1,736	1,824
Other non-current liabilities	1,987	2,039
Total liabilities	28,968	28,443

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2023—150,864,851 and 2022—153,157,924	151	153
Paid-in capital	—	—
Retained earnings	15,924	15,312
Accumulated other comprehensive loss	(147)	(153)
Total shareholders’ equity	15,928	15,312
Total liabilities and shareholders’ equity	$44,896	$43,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2023	2022
Operating activities
Net earnings	$2,591	$2,816
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	938	960
Stock-based compensation	64	72
Deferred income taxes	(298)	(438)
Net periodic pension and OPB income	(230)	(895)
Pension and OPB contributions	(108)	(106)
Changes in assets and liabilities:
Accounts receivable, net	(256)	(469)
Unbilled receivables, net	(287)	(1,038)
Inventoried costs, net	(396)	(171)
Prepaid expenses and other assets	(127)	(64)
Accounts payable and other liabilities	(443)	(57)
Income taxes payable, net	40	(56)
Other, net	(43)	96
Net cash provided by operating activities	1,445	650

Investing activities
Capital expenditures	(972)	(803)
Proceeds from sale of equipment to a customer	—	100
Proceeds from sale of minority investment	157	—
Other, net	3	40
Net cash used in investing activities	(812)	(663)

Financing activities
Net proceeds from issuance of long-term debt	1,995	—
Payments of long-term debt	(1,050)	—
Common stock repurchases	(1,154)	(1,011)
Cash dividends paid	(834)	(786)
Payments of employee taxes withheld from share-based awards	(51)	(50)
Other, net	(34)	(4)
Net cash used in financing activities	(1,128)	(1,851)
Decrease in cash and cash equivalents	(495)	(1,864)
Cash and cash equivalents, beginning of year	2,577	3,530
Cash and cash equivalents, end of period	$2,082	$1,666
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2023	2022	2023	2022
Common stock
Beginning of period	$151	$155	$153	$156
Common stock repurchased	—	(1)	(2)	(3)
Shares issued for employee stock awards and options	—	—	—	1
End of period	151	154	151	154
Paid-in capital
Beginning of period	—	—	—	—
End of period	—	—	—	—
Retained earnings
Beginning of period	15,485	13,655	15,312	12,913
Common stock repurchased	(232)	(374)	(1,162)	(1,012)
Net earnings	937	915	2,591	2,816
Dividends declared	(283)	(269)	(832)	(785)
Stock compensation	17	28	15	23
End of period	15,924	13,955	15,924	13,955
Accumulated other comprehensive loss
Beginning of period	(150)	(159)	(153)	(143)
Other comprehensive income (loss), net of tax	3	(7)	6	(23)
End of period	(147)	(166)	(147)	(166)
Total shareholders’ equity	$15,928	$13,943	$15,928	$13,943
Cash dividends declared per share	$1.87	$1.73	$5.47	$5.03
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
Revenue Recognition
Contract Estimates
Contract sales may include estimates of variable consideration, including cost or performance incentives (such as award and incentive fees), un-priced change orders, REAs and contract claims. Variable consideration is included in total estimated sales to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration as the most likely amount to which we expect to be entitled.
At the request of the National Aeronautics and Space Administration (NASA), Space Systems is preparing engineering change proposals (ECPs) for scope increases and other aspects of the Habitation and Logistics Outpost (HALO) contract largely stemming from evolving Lunar Gateway architecture and mission requirements. We expect the ECPs will address both work performed and work expected to be performed by the company resulting from scope changes previously approved by NASA, as well as changes NASA has requested the company to propose but has not yet directed the company to perform. The company plans to submit an ECP prior to the end of the year and begin negotiating with NASA on these various changes and other aspects of the HALO contract. The company’s third quarter results reflect our current best estimate of the outcome of the ECP negotiations assuming the terms of the current contract; however, if the outcome is less favorable than what we have assumed, it could have an adverse effect on our financial position, results of operations and/or cash flows.
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

NORTHROP GRUMMAN CORPORATION
obligation, the entire amount of the estimable future loss, including an allocation of general and administrative expense, is charged against income in the period the loss is identified.
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share data	2023	2022	2023	2022
Revenue	$95	$59	$252	$363
Operating income	58	45	180	310
Net earnings(1)	46	36	142	245
Diluted earnings per share(1)	0.30	0.23	0.93	1.57
(1)Based on a 21 percent statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the three months ended June 30, 2023, we recorded a $36 million unfavorable EAC adjustment on the HALO program at Space Systems. During the three months ended March 31, 2022, we recorded a $67 million favorable EAC adjustment on the engineering, manufacturing and development (EMD) phase of the B-21 program at Aeronautics Systems. No EAC adjustments on a single performance obligation had a significant impact on the financial statements during the three months ended September 30, 2023 or 2022.
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
Company backlog as of September 30, 2023 was $83.9 billion. Of our September 30, 2023 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and nine months ended September 30, 2023 that was included in the December 31, 2022 contract liability balance was $358 million and $2.9 billion, respectively. The amount of revenue recognized for the three and nine months ended September 30, 2022 that was included in the December 31, 2021 contract liability balance was $303 million and $2.2 billion, respectively.
Disaggregation of Revenue
See Note 9 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

NORTHROP GRUMMAN CORPORATION
Property, Plant, and Equipment
During the nine months ended September 30, 2022, the company received lease incentives for landlord funded leasehold improvements of $96 million related to a Space Systems real estate lease, which were recorded in PP&E and included in non-cash investing activities. During the nine months ended September 30, 2022, the company acquired $46 million of internal use software through long-term financing directly with the supplier. The software was recorded in PP&E as a non-cash investing activity and the related liability was recorded in long-term debt as a non-cash financing activity. Non-cash investing activities also include capital expenditures incurred but not yet paid of $134 million and $118 million as of September 30, 2023 and 2022, respectively. In the fourth quarter of 2020, the company completed a sale of equipment to a customer on a restricted Aeronautics Systems program. During the nine months ended September 30, 2022, the company received cash payments of $100 million related to the equipment sale and included it in Proceeds from sale of equipment to a customer in the unaudited condensed consolidated statement of cash flows.
Sale of Minority Investment
In July 2023, the company sold its minority investment in an Australian business for AUD $235 million (the equivalent of $157 million upon settlement). The sale resulted in a pre-tax gain of $97 million, which is reflected in Other, net on the unaudited condensed consolidated statements of earnings and comprehensive income for the three and nine months ended September 30, 2023. Proceeds from the sale are included in investing activities on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	September 30, 2023	December 31, 2022
Cumulative translation adjustment	$(150)	$(161)
Other, net	3	8
Total accumulated other comprehensive loss	$(147)	$(153)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
Accounting standards updates adopted and/or issued, but not effective until after September 30, 2023, are not expected to have a material effect on the company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.5 million shares and 0.6 million shares for the three and nine months ended September 30, 2023, respectively. The dilutive effect of these securities totaled 0.7 million shares and 0.6 million shares for the three and nine months ended September 30, 2022, respectively.
Share Repurchases
On January 25, 2021, the company’s board of directors authorized a share repurchase program of up to $3.0 billion of the company’s common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program commenced in October 2021 and were completed in April 2023.

NORTHROP GRUMMAN CORPORATION
On January 24, 2022, the company’s board of directors authorized a new share repurchase program of up to an additional $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). Repurchases under the 2022 Repurchase Program commenced in April 2023 upon completion of the 2021 Repurchase Program. As of September 30, 2023, repurchases under the 2022 Repurchase Program totaled 0.5 billion; $1.5 billion remained under this share repurchase authorization. By its terms, the 2022 Repurchase Program will expire when we have used all authorized funds for repurchases.
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
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Nine Months Ended September 30
					2023	2022
January 25, 2021	$3,000	7.0	$431.05	April 2023	1.4	2.4
January 24, 2022	$2,000	1.1	$445.53		1.1	—
(1)Includes commissions paid.
Dividends on Common Stock
In May 2023, the company increased the quarterly common stock dividend 8 percent to $1.87 per share from the previous amount of $1.73 per share.
3.    INCOME TAXES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2023	2022	2023	2022
Federal and foreign income tax expense	$181	$175	$512	$568
Effective income tax rate	16.2%	16.1%	16.5%	16.8%
Current Quarter
The company’s third quarter 2023 effective tax rate (ETR) of 16.2 percent was comparable with the prior year period and reflects an increase in research credits, partially offset by higher interest expense on unrecognized tax benefits. The third quarter 2023 ETR includes benefits of $62 million for research credits and $19 million for foreign derived intangible income (FDII), partially offset by $21 million of interest expense on unrecognized tax benefits. The third quarter 2022 ETR included benefits of $42 million for research credits and $16 million for FDII, partially offset by $11 million of interest expense on unrecognized tax benefits.
Year to Date
The company’s year to date 2023 ETR decreased to 16.5 percent from 16.8 percent in the prior year period principally due to an increase in research credits as well as more favorable returns on tax-exempt marketable securities, partially offset by higher interest expense on unrecognized tax benefits. The year to date 2023 ETR includes benefits of $140 million for research credits and $48 million for FDII, partially offset by $48 million of interest expense on unrecognized tax benefits. The year to date 2022 ETR included benefits of $124 million for

NORTHROP GRUMMAN CORPORATION
research credits and $46 million for FDII, partially offset by $26 million of interest expense on unrecognized tax benefits.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $810 million as of September 30, 2023 and $850 million as of December 31, 2022.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued in August 2021. As of September 30, 2023, we have approximately $1.9 billion in unrecognized tax benefits, including $807 million related to our position on IRC Section 451(b). If these matters, including our position on IRC Section 451(b), are unfavorably resolved, there could be a material impact on our future cash flows. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may increase by approximately $120 million.
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
Our current unrecognized tax benefits, which are included in Other current liabilities in the unaudited condensed consolidated statements of financial position, were $909 million and $728 million as of September 30, 2023 and December 31, 2022, respectively, with the remainder of our unrecognized tax benefits included within Other non-current liabilities.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	September 30, 2023				December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$301	$—	$8	$309	$310	$1	$8	$319
Marketable securities valued using NAV				9				13
Total marketable securities	301	—	8	318	310	1	8	332
Derivatives	—	1	—	1	—	7	—	7
The notional value of the company’s foreign currency forward contracts at September 30, 2023 and December 31, 2022 was $215 million and $221 million, respectively. The portion of notional value designated as a cash flow hedge at September 30, 2023 and December 31, 2022 was $88 million and $87 million, respectively.

NORTHROP GRUMMAN CORPORATION
The derivative fair values and related unrealized gains/losses at September 30, 2023 and December 31, 2022 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2023.
The carrying value of cash and cash equivalents approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $12.5 billion and $12.1 billion as of September 30, 2023 and December 31, 2022, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Unsecured Senior Notes
In February 2023, the company issued $2.0 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases, and working capital, as follows:
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
In August 2023, the company repaid $1.05 billion of 3.25 percent unsecured senior notes upon maturity.
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
In June 2018, the FTC issued a Decision and Order enabling the company’s acquisition of OATK to proceed and providing generally for the company to continue to make solid rocket motors available to competing missile primes on a non-discriminatory basis. The company has taken and continues to take robust actions to help ensure compliance with the terms of the Order. Similarly, the Compliance Officer, appointed under the Order, and the FTC have taken and continue to take various actions to oversee compliance. In October 2019, the company received a

NORTHROP GRUMMAN CORPORATION
civil investigative demand (CID) from the FTC requesting certain information relating to a potential issue regarding the company’s compliance with the Order in connection with a then pending missile competition. The company promptly provided information in response to the request. In late 2021, the company resumed discussions with staff at the FTC regarding our response and their views on compliance issues. In late 2022, the company received a follow-on CID; the company responded to it earlier this year. On October 20, 2023, the FTC informed the company that the FTC has now closed the investigation with no further action.
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
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2023, or its annual results of operations and/or cash flows.
6.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of September 30, 2023, or its annual results of operations and/or cash flows.
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
B-21 Low-Rate Initial Production Options
In 2015, the U.S. Air Force awarded to Northrop Grumman the B-21 contract, including a base contract for engineering, manufacturing, and design (EMD) and five low-rate initial production (LRIP) options. The EMD phase of the program is largely cost type and began at contract award. The LRIP options are largely fixed price and are expected to be awarded and executed through approximately the end of the decade. In the third quarter of 2023, we again reviewed our estimated cost to complete the LRIP phase of the B-21 program. Principally due to the company’s estimate of the impact macroeconomic factors may have on our cost to complete the LRIP options, as well as ongoing discussions with our suppliers and our customer, we continue to believe it is reasonably possible one or more of the LRIP options could be performed at a loss and the range of such loss across the five LRIP options

NORTHROP GRUMMAN CORPORATION
is between $0 and $1.2 billion. As we do not currently believe a loss is probable on any of the LRIP options, we have not recognized any such loss in our financial results for the period ended September 30, 2023.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of September 30, 2023 and December 31, 2022:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
September 30, 2023	$574	$368	$511
December 31, 2022	565	353	486
(1) As of September 30, 2023, $217 million is recorded in Other current liabilities and $357 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of September 30, 2023, $201 million is deferred in Prepaid expenses and other current assets and $310 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2023, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2023, there were $374 million of stand-by letters of credit and guarantees and $78 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.5 billion. At September 30, 2023, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”) that matures in August 2027 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2022 Credit Agreement. At September 30, 2023, there were no borrowings outstanding under this facility.
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
At September 30, 2023, the company was in compliance with all covenants under its credit agreements.

NORTHROP GRUMMAN CORPORATION
7.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2023	2022	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost (benefit)
Service cost	$59	$92	$2	$2	$177	$276	$4	$6
Interest cost	392	285	17	12	1,176	853	50	36
Expected return on plan assets	(524)	(661)	(22)	(28)	(1,573)	(1,982)	(64)	(83)
Amortization of prior service (credit) cost	—	—	—	—	—	—	—	(1)
Net periodic benefit cost (benefit)	$(73)	$(284)	$(3)	$(14)	$(220)	$(853)	$(10)	$(42)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2023	2022	2023	2022
Defined benefit pension plans	$26	$26	$80	$77
OPB plans	7	9	28	29
Defined contribution plans	126	108	487	429
8.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Nine Months Ended September 30
in millions	2023	2022
RSRs granted	0.1	0.1
RPSRs granted	0.1	0.2
Grant date aggregate fair value	$102	$94
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
9.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2023	2022	2023	2022
Sales
Aeronautics Systems	$2,766	$2,537	$7,876	$7,774
Defense Systems	1,421	1,345	4,217	3,922
Mission Systems	2,628	2,456	7,832	7,469
Space Systems	3,506	3,163	10,344	8,997
Intersegment eliminations	(546)	(530)	(1,617)	(1,593)
Total sales	9,775	8,971	28,652	26,569
Operating income
Aeronautics Systems	283	262	798	827
Defense Systems	182	158	508	481
Mission Systems	386	368	1,147	1,166
Space Systems	312	290	908	861
Intersegment eliminations	(74)	(71)	(218)	(218)
Total segment operating income	1,089	1,007	3,143	3,117
FAS/CAS operating adjustment	(20)	(55)	(62)	(152)
Unallocated corporate expense	(53)	(108)	(151)	(270)
Total operating income	$1,016	$844	$2,930	$2,695
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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended September 30				Nine Months Ended September 30
	2023		2022		2023		2022
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,331	84%	$2,138	85%	$6,654	85%	$6,564	85%
International(2)	377	14%	341	13%	1,016	13%	1,012	13%
Other customers	4	—%	—	—%	23	—%	17	—%
Intersegment sales	54	2%	58	2%	183	2%	181	2%
Aeronautics Systems sales	2,766	100%	2,537	100%	7,876	100%	7,774	100%
Defense Systems
U.S. government(1)	841	60%	820	62%	2,492	60%	2,369	61%
International(2)	358	25%	312	23%	1,103	26%	933	24%
Other customers	19	1%	19	1%	55	1%	53	1%
Intersegment sales	203	14%	194	14%	567	13%	567	14%
Defense Systems sales	1,421	100%	1,345	100%	4,217	100%	3,922	100%
Mission Systems
U.S. government(1)	1,917	73%	1,729	71%	5,729	73%	5,325	72%
International(2)	432	16%	452	18%	1,262	16%	1,300	17%
Other customers	16	1%	25	1%	58	1%	89	1%
Intersegment sales	263	10%	250	10%	783	10%	755	10%
Mission Systems sales	2,628	100%	2,456	100%	7,832	100%	7,469	100%
Space Systems
U.S. government(1)	3,342	95%	2,967	94%	9,822	95%	8,473	94%
International(2)	72	2%	105	3%	226	2%	261	3%
Other customers	66	2%	63	2%	212	2%	173	2%
Intersegment sales	26	1%	28	1%	84	1%	90	1%
Space Systems sales	3,506	100%	3,163	100%	10,344	100%	8,997	100%
Total
U.S. government(1)	8,431	86%	7,654	86%	24,697	86%	22,731	86%
International(2)	1,239	13%	1,210	13%	3,607	13%	3,506	13%
Other customers	105	1%	107	1%	348	1%	332	1%
Total Sales	$9,775	100%	$8,971	100%	$28,652	100%	$26,569	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended September 30				Nine Months Ended September 30
	2023		2022		2023		2022
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,370	51%	$1,185	48%	$3,920	51%	$3,678	48%
Fixed-price	1,342	49%	1,294	52%	3,773	49%	3,915	52%
Intersegment sales	54		58		183		181
Aeronautics Systems sales	2,766		2,537		7,876		7,774
Defense Systems
Cost-type	378	31%	366	32%	1,205	33%	1,075	32%
Fixed-price	840	69%	785	68%	2,445	67%	2,280	68%
Intersegment sales	203		194		567		567
Defense Systems sales	1,421		1,345		4,217		3,922
Mission Systems
Cost-type	1,002	42%	881	40%	2,920	41%	2,591	39%
Fixed-price	1,363	58%	1,325	60%	4,129	59%	4,123	61%
Intersegment sales	263		250		783		755
Mission Systems sales	2,628		2,456		7,832		7,469
Space Systems
Cost-type	2,511	72%	2,192	70%	7,529	73%	6,271	70%
Fixed-price	969	28%	943	30%	2,731	27%	2,636	30%
Intersegment sales	26		28		84		90
Space Systems sales	3,506		3,163		10,344		8,997
Total
Cost-type	5,261	54%	4,624	52%	15,574	54%	13,615	51%
Fixed-price	4,514	46%	4,347	48%	13,078	46%	12,954	49%
Total Sales	$9,775		$8,971		$28,652		$26,569
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended September 30				Nine Months Ended September 30
	2023		2022		2023		2022
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,335	86%	$2,138	85%	$6,677	87%	$6,581	87%
Asia/Pacific	163	6%	165	7%	448	6%	560	7%
Europe	204	8%	163	7%	543	7%	413	5%
All other(1)	10	—%	13	1%	25	—%	39	1%
Intersegment sales	54		58		183		181
Aeronautics Systems sales	2,766		2,537		7,876		7,774
Defense Systems
United States	860	70%	839	72%	2,547	70%	2,422	72%
Asia/Pacific	93	8%	112	10%	324	9%	340	10%
Europe	146	12%	101	9%	406	11%	297	9%
All other(1)	119	10%	99	9%	373	10%	296	9%
Intersegment sales	203		194		567		567
Defense Systems sales	1,421		1,345		4,217		3,922
Mission Systems
United States	1,933	82%	1,754	79%	5,787	83%	5,414	81%
Asia/Pacific	98	4%	159	7%	310	4%	435	6%
Europe	246	10%	210	10%	712	10%	654	10%
All other(1)	88	4%	83	4%	240	3%	211	3%
Intersegment sales	263		250		783		755
Mission Systems sales	2,628		2,456		7,832		7,469
Space Systems
United States	3,408	98%	3,030	97%	10,034	98%	8,646	97%
Asia/Pacific	22	1%	33	1%	67	1%	86	1%
Europe	44	1%	69	2%	127	1%	165	2%
All other(1)	6	—%	3	—%	32	—%	10	—%
Intersegment sales	26		28		84		90
Space Systems sales	3,506		3,163		10,344		8,997
Total
United States	8,536	87%	7,761	87%	25,045	87%	23,063	87%
Asia/Pacific	376	4%	469	5%	1,149	4%	1,421	5%
Europe	640	7%	543	6%	1,788	7%	1,529	6%
All other(1)	223	2%	198	2%	670	2%	556	2%
Total Sales	$9,775		$8,971		$28,652		$26,569
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of September 30, 2023, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022 and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 25, 2023

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
The conflict in Ukraine has increased global tensions and instability, highlighted threats and increased global demand, as well as further disrupted global supply chains and added costs. We have experienced a modest increase in demand for certain of our goods and services directly and indirectly related to the conflict in the Ukraine. We also experienced a slight disruption to some of our programs and supply chain, including unanticipated cost growth, as a result of the conflict in Ukraine and economic sanctions. However, we did not have sizable business dealings in Russia or Ukraine, and do not anticipate significant adverse impacts directly from the ongoing conflict.
More recently, the hostilities in Israel and the Gaza Strip have further heightened global tensions and instability. At this time, it is unknown whether hostilities in this region will escalate into an even larger conflict. The demand for our goods and services may increase, especially if the U.S. provides increased military assistance and support to Israel. We do not have a significant business presence in the region, and therefore do not anticipate significant adverse financial impacts directly from the current conflict.
More broadly, the ongoing conflicts in Ukraine and Israel and threats elsewhere, particularly in the Pacific region, have heightened tensions and highlighted security requirements globally, including in Europe, the Middle East and the Pacific region, as well as the U.S. We have started to see, and expect to continue to see, increased demand for defense products and services from allies and partner nations, particularly in those areas. We are actively exploring both opportunities and risks.
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
In May 2023, the World Health Organization declared an end to the global public health emergency for the COVID-19 pandemic. Direct impacts of COVID-19 on our business year to date remained limited. While we cannot

NORTHROP GRUMMAN CORPORATION
predict the future course of COVID-19 or its consequences, we are not currently assuming significant additional direct COVID-19 related impacts on our business.
The company continues to work to monitor and address the global health environment, including its impact on our company, our employees, our customers, our suppliers and our communities. Our goals have been, and continue to be, to keep our employees safe, to lessen the potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Like the communities in which we operate, our actions have varied, and will continue to vary, depending on the state of the global health environment, including as it relates to COVID-19 and other illnesses, applicable government requirements, and the needs of our stakeholders.
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
We continue to work hard to mitigate some of the challenges caused by the current macroeconomic environment on our business, including by taking steps to support our suppliers and small businesses and enhancing our workforce through extensive hiring, development and retention efforts. However, the broader macroeconomic environment, including inflationary pressures and supply chain challenges, continued adversely to affect the company’s results for the quarter ended September 30, 2023. We cannot clearly predict how long these macroeconomic challenges will continue, how they will change over time, or what additional resources will be available, but we expect to see this challenging macroeconomic environment continue adversely to impact the global economy, our customers, our industry and our company through the end of 2023.
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
It is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflicts in Ukraine and Israel, threats in the Pacific regions and other security priorities, as well as global inflation, the national debt, the costs of the pandemic and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets, spending and priorities, and our industry. Current tensions within Congress and the wider U.S. political environment may also impact defense budgets, issues related to the national debt, and government spending more broadly.

NORTHROP GRUMMAN CORPORATION
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
The FRA also provides for across the board cuts to discretionary spending by one percent below current-year levels if a continuing resolution (CR) is in place on January 1, 2024 or 2025. Once full-year appropriations are enacted, the spending caps are to revert to original levels specified in the FRA. If a CR is still in place on April 30, 2024 or 2025, the FRA provides that a final sequestration order could be issued that would apply to the full fiscal year. While the discretionary spending caps only apply to FY 2024 and FY 2025, the FRA also attempts to limit most discretionary funding for FY 2026 through FY 2029, subject to Congress’s budgetary processes at that time. We anticipate that issues related to the debt ceiling, budgetary priorities and the spending caps imposed by the FRA will continue to be a subject of considerable debate, with a potentially significant impact on our programs and the company.
In July 2023, the House of Representatives and the Senate passed different versions of a National Defense Authorization Act (NDAA). We expect this proposed legislation, and its potential impact on defense appropriations, including the duration of possible CRs, will also be the subject of considerable debate with potentially significant impacts. The FY 2024 NDAA is currently proceeding through the House and Senate at overall funding levels broadly consistent with the President’s request. Congress set December 31, 2023 as a target for passing the NDAA. In September, Congress passed a short-term CR that provides certain funds for the federal government through November 17, 2023. The bill also includes $16 billion for disaster relief. The CR generally maintains FY 2023 levels of funding for federal programs for 45 days, giving lawmakers more time to reach an agreement on full year FY 2024 appropriations bills. If Congress does not pass full year appropriations or an additional CR before November 17, 2023, the federal government is expected to face a shutdown and to cease what are characterized as certain non-essential operations. Depending on the nature and duration of a potential shutdown, businesses that rely on government funding, including defense contractors, could be significantly impacted.
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

NORTHROP GRUMMAN CORPORATION
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions, except per share amounts	2023	2022	Change	2023	2022	Change
Sales	$9,775	$8,971	9%	$28,652	$26,569	8%
Operating costs and expenses	8,759	8,127	8%	25,722	23,874	8%
Operating costs and expenses as a % of sales	89.6%	90.6%		89.8%	89.9%
Operating income	1,016	844	20%	2,930	2,695	9%
Operating margin rate	10.4%	9.4%		10.2%	10.1%
Federal and foreign income tax expense	181	175	3%	512	568	(10)%
Effective income tax rate	16.2%	16.1%		16.5%	16.8%
Net earnings	937	915	2%	2,591	2,816	(8)%
Diluted earnings per share	$6.18	$5.89	5%	$17.00	$18.06	(6)%
Sales
Current Quarter
Third quarter 2023 sales increased $804 million, or 9 percent, due to higher sales at all four sectors. Third quarter 2023 sales reflect continued strong demand for our products and services.
Year to Date
Year to date 2023 sales increased $2.1 billion, or 8 percent, due to higher sales at all four sectors.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 9 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
Current Quarter
Third quarter 2023 operating income increased $172 million, or 20 percent, due to higher segment operating income, lower unallocated corporate expense and a reduction in the FAS/CAS operating adjustment. Third quarter 2023 operating margin rate increased to 10.4 percent principally due to the lower unallocated corporate expense and FAS/CAS operating adjustment.
Third quarter 2023 general and administrative (G&A) costs as a percentage of sales decreased to 10.5 percent from 10.9 percent in the prior year period primarily due to higher sales, which more than offset our continued investments for future business opportunities.
Year to Date
Year to date 2023 operating income increased $235 million, or 9 percent, due to lower unallocated corporate expense, a reduction in the FAS/CAS operating adjustment and higher segment operating income. Year to date 2023 operating margin rate increased to 10.2 percent due to the lower unallocated corporate expense and FAS/CAS operating adjustment, partially offset by a lower segment operating margin rate.
Year to date 2023 G&A costs as a percentage of sales decreased to 10.9 percent from 11.1 percent in the prior year period primarily due to higher sales, which more than offset our continued investments for future business opportunities.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The third quarter 2023 ETR of 16.2 percent was comparable with the prior year period and reflects an increase in research credits, partially offset by higher interest expense on unrecognized tax benefits. See Note 3 to the financial statements for additional information.

NORTHROP GRUMMAN CORPORATION
Year to Date
The year to date 2023 ETR decreased to 16.5 percent from 16.8 percent in the prior year period principally due to an increase in research credits as well as more favorable returns on tax-exempt marketable securities, partially offset by higher interest expense on unrecognized tax benefits. See Note 3 to the financial statements for additional information.
Net Earnings
Current Quarter
Third quarter 2023 net earnings increased $22 million, or 2 percent, primarily due to $172 million of higher operating income and a $97 million gain recognized upon the sale of our minority investment in an Australian business, partially offset by a $244 million reduction in the non-operating FAS pension benefit.
Year to Date
Year to date 2023 net earnings decreased $225 million, or 8 percent, primarily due to a $732 million reduction in the non-operating FAS pension benefit, partially offset by $235 million of higher operating income, the $97 million gain on sale of a minority investment described above, a $96 million increase in returns on marketable securities related to our non-qualified benefit plans, and higher interest income on short-term investments.
Diluted Earnings Per Share
Current Quarter
Third quarter 2023 diluted earnings per share increased 5 percent, reflecting a 2 percent increase in net earnings and a 2 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2023 diluted earnings per share decreased 6 percent, reflecting an 8 percent decrease in net earnings and a 2 percent reduction in weighted-average diluted shares outstanding.
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

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2023	2022	Change	2023	2022	Change
Operating income	$1,016	$844	20%	$2,930	$2,695	9%
Operating margin rate	10.4%	9.4%		10.2%	10.1%
Reconciliation to segment operating income:
CAS pension expense	(39)	(37)	5%	(115)	(124)	(7)%
FAS pension service expense	59	92	(36)%	177	276	(36)%
FAS/CAS operating adjustment	20	55	(64)%	62	152	(59)%
Intangible asset amortization and PP&E step-up depreciation	31	60	(48)%	92	181	(49)%
Other unallocated corporate expense	22	48	(54)%	59	89	(34)%
Unallocated corporate expense	53	108	(51)%	151	270	(44)%
Segment operating income	$1,089	$1,007	8%	$3,143	$3,117	1%
Segment operating margin rate	11.1%	11.2%		11.0%	11.7%
Current Quarter
Third quarter 2023 segment operating income increased $82 million, or 8 percent, primarily due to higher sales. Third quarter 2023 segment operating margin rate was comparable with the prior year period.
Year to Date
Year to date 2023 segment operating income increased $26 million, or 1 percent. Higher sales were partially offset by a lower segment operating margin rate, largely driven by lower net EAC adjustments. Lower net EAC adjustments reflect a $36 million unfavorable EAC adjustment on the HALO program in the second quarter of 2023 and a prior year $67 million favorable EAC adjustment on the EMD phase of the B-21 program. In addition, the prior year period includes a $38 million gain on a property sale at Aeronautics Systems and a $33 million benefit recognized in connection with a contract-related legal matter at Mission Systems.
FAS/CAS Operating Adjustment
Third quarter 2023 and year to date 2023 FAS/CAS operating adjustment decreased primarily due to lower FAS pension service expense resulting from changes in certain actuarial assumptions as of December 31, 2022.
Unallocated Corporate Expense
Current Quarter
The decrease in third quarter 2023 unallocated corporate expense is primarily due to lower intangible asset amortization and PP&E step-up depreciation as well as higher benefits from deferred state taxes.

NORTHROP GRUMMAN CORPORATION
Year to Date
The decrease in year to date 2023 unallocated corporate expense is primarily due to lower intangible asset amortization and PP&E step-up depreciation as well as higher benefits from deferred state taxes.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income; the aggregate amounts are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2023	2022	2023	2022
Favorable EAC adjustments	$331	$306	$981	$980
Unfavorable EAC adjustments	(273)	(261)	(801)	(670)
Net EAC adjustments	$58	$45	$180	$310
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2023	2022	2023	2022
Aeronautics Systems	$37	$27	$73	$121
Defense Systems	29	23	76	98
Mission Systems	32	14	127	100
Space Systems	(38)	(13)	(92)	10
Eliminations	(2)	(6)	(4)	(19)
Net EAC adjustments	$58	$45	$180	$310
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AERONAUTICS SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2023	2022	Change	2023	2022	Change
Sales	$2,766	$2,537	9%	$7,876	$7,774	1%
Operating income	283	262	8%	798	827	(4)%
Operating margin rate	10.2%	10.3%		10.1%	10.6%
Sales
Current Quarter
Third quarter 2023 sales increased $229 million, or 9 percent, primarily due to higher volume in Manned Aircraft. Higher sales on restricted programs and E-2 were partially offset by lower volume on F/A-18 largely due to post Multi-Year Procurement 4 (MYP4) contract award timing.
Year to Date
Year to date 2023 sales increased $102 million, or 1 percent, due to higher volume in Manned Aircraft, partially offset by lower volume in Autonomous Systems. Higher volume on restricted programs was partially offset by a $133 million decrease on F/A-18 due to post MYP4 contract award timing, $105 million decrease on E-2 largely related to higher material volume in the prior year, $104 million decrease on the Joint Surveillance and Target Attack Radar System (JSTARS) program as it nears completion, as well as lower volume on the Triton and Global Hawk programs.
Operating Income
Current Quarter
Third quarter 2023 operating income increased $21 million, or 8 percent, primarily due to higher sales. Operating margin rate was comparable with the prior year period.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2023 operating income decreased $29 million, or 4 percent, due to a lower operating margin rate, which more than offset higher sales. Operating margin rate decreased to 10.1 percent from 10.6 percent primarily due to lower net EAC adjustments, largely driven by a $67 million favorable EAC adjustment on the EMD phase of the B-21 program in the prior year, as well as a $38 million gain on a property sale in the prior year.

DEFENSE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2023	2022	Change	2023	2022	Change
Sales	$1,421	$1,345	6%	$4,217	$3,922	8%
Operating income	182	158	15%	508	481	6%
Operating margin rate	12.8%	11.7%		12.0%	12.3%
Sales
Current Quarter
Third quarter 2023 sales increased $76 million, or 6 percent, primarily due to higher volume in Battle Management & Missile Systems, which was driven by several programs, including Integrated Air and Missile Defense Battle Command System (IBCS), ammunition programs, Guided Multiple Launch Rocket System (GMLRS), and Hypersonic Attack Cruise Missile (HACM).
Year to Date
Year to date 2023 sales increased $295 million, or 8 percent, due to higher volume in both business areas. Battle Management & Missile Systems sales increased primarily due to higher volume on ammunition programs, IBCS, HACM, Stand-in Attack Weapon (SiAW), and GMLRS. Mission Readiness sales increased primarily due to higher volume on an international training program.
Operating Income
Current Quarter
Third quarter 2023 operating income increased $24 million, or 15 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 12.8 percent from 11.7 percent primarily due to higher net EAC adjustments at Battle Management & Missile Systems.
Year to Date
Year to date 2023 operating income increased $27 million, or 6 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 12.0 percent from 12.3 percent primarily due to lower net EAC adjustments.

MISSION SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2023	2022	Change	2023	2022	Change
Sales	$2,628	$2,456	7%	$7,832	$7,469	5%
Operating income	386	368	5%	1,147	1,166	(2)%
Operating margin rate	14.7%	15.0%		14.6%	15.6%
Sales
Current Quarter
Third quarter 2023 sales increased $172 million, or 7 percent, primarily due to higher restricted sales in the Networked Information Solutions business area, as well as higher volume on marine systems programs, partially offset by lower volume on the Ground/Air Task Oriented Radar (G/ATOR) program largely driven by material receipts and full-rate production (FRP) 5 contract award timing.
Year to Date
Year to date 2023 sales increased $363 million, or 5 percent, primarily due to higher restricted sales in the Networked Information Solutions business area, as well as higher volume on marine systems programs and the Surface Electronic Warfare Improvement Program (SEWIP). These increases were partially offset by a $115 million decrease on G/ATOR largely driven by material receipts and FRP5 contract award timing, as well as lower volume on airborne radar programs.

NORTHROP GRUMMAN CORPORATION
Operating Income
Current Quarter
Third quarter 2023 operating income increased $18 million, or 5 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 14.7 percent from 15.0 percent primarily due to changes in contract mix toward more cost-type content.
Year to Date
Year to date 2023 operating income decreased $19 million, or 2 percent, due to a lower operating margin rate, which more than offset higher sales. Operating margin rate decreased to 14.6 percent from 15.6 percent primarily due to a prior year $33 million benefit recognized in connection with a contract-related legal matter, as well as changes in contract mix toward more cost-type content and a first quarter 2023 loss recognized in connection with an unconsolidated joint venture.

SPACE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2023	2022	Change	2023	2022	Change
Sales	$3,506	$3,163	11%	$10,344	$8,997	15%
Operating income	312	290	8%	908	861	5%
Operating margin rate	8.9%	9.2%		8.8%	9.6%
Sales
Current Quarter
Third quarter 2023 sales increased $343 million, or 11 percent, due to higher sales in both business areas. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, including the Ground Based Strategic Deterrent (GBSD), and Next Generation Interceptor (NGI), as well as higher volume on the Space Launch System (SLS) booster program. Sales in the Space business area were driven by higher volume on restricted programs and the Next-Generation Overhead Persistent Infrared Polar (NextGen Polar) program, partially offset by lower sales on the HALO program.
Year to Date
Year to date 2023 sales increased $1.3 billion, or 15 percent, due to higher sales in both business areas. Launch & Strategic Missiles sales increased primarily due to ramp-up on development programs, including a $386 million increase on GBSD, a $197 million increase on NGI and a $106 million increase on Ground-based Midcourse Defense (GMD), as well as higher volume on the SLS booster and Glide Phase Interceptor (GPI) programs. Sales in the Space business area increased primarily due to higher volume on restricted programs, a $238 million increase on the NextGen Polar program and a $130 million increase on the Space Development Agency (SDA) Tranche 1 Tracking Layer program. These increases were partially offset by a $146 million decrease for Commercial Resupply Services (CRS) missions and a $111 million decrease on the HALO program.
Operating Income
Current Quarter
Third quarter 2023 operating income increased $22 million, or 8 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 8.9 percent from 9.2 percent primarily due to lower net EAC adjustments, partially offset by a $16 million benefit from insurance recoveries in our commercial space business.
Year to Date
Year to date 2023 operating income increased $47 million, or 5 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 8.8 percent from 9.6 percent primarily due to lower net EAC adjustments, partially offset by a first quarter 2023 benefit recognized on the sale of a license to a customer.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2023		2022		2023		2022
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,102	$1,902	$1,936	$1,752	$5,934	$5,368	$5,897	$5,289
Service	610	533	542	471	1,759	1,546	1,695	1,501
Intersegment eliminations	54	48	59	52	183	164	182	157
Total Aeronautics Systems	2,766	2,483	2,537	2,275	7,876	7,078	7,774	6,947
Defense Systems
Product	718	625	634	563	2,087	1,825	1,842	1,605
Service	500	434	517	452	1,563	1,382	1,513	1,334
Intersegment eliminations	203	180	194	172	567	502	567	502
Total Defense Systems	1,421	1,239	1,345	1,187	4,217	3,709	3,922	3,441
Mission Systems
Product	1,841	1,590	1,711	1,475	5,490	4,726	5,221	4,457
Service	524	431	496	402	1,559	1,301	1,494	1,210
Intersegment eliminations	263	221	249	211	783	658	754	636
Total Mission Systems	2,628	2,242	2,456	2,088	7,832	6,685	7,469	6,303
Space Systems
Product	3,017	2,787	2,698	2,453	8,879	8,166	7,639	6,898
Service	463	384	437	396	1,381	1,195	1,268	1,158
Intersegment eliminations	26	23	28	24	84	75	90	80
Total Space Systems	3,506	3,194	3,163	2,873	10,344	9,436	8,997	8,136
Segment Totals
Total Product	$7,678	$6,904	$6,979	$6,243	$22,390	$20,085	$20,599	$18,249
Total Service	2,097	1,782	1,992	1,721	6,262	5,424	5,970	5,203
Total Segment(1)	$9,775	$8,686	$8,971	$7,964	$28,652	$25,509	$26,569	$23,452
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Third quarter 2023 product sales increased $699 million, or 10 percent, due to an increase in product sales at all four sectors. The increase was principally driven by higher restricted sales at Aeronautics Systems and Mission Systems, ramp-up on Space Systems development programs, including GBSD and NGI, and higher volume on IBCS, ammunition programs and GMLRS at Defense Systems.
Third quarter 2023 product costs increased $661 million, or 11 percent, consistent with the higher product sales described above and reflect a lower operating margin rate principally due to lower net EAC adjustments on Space Systems production programs.
Year to Date
Year to date 2023 product sales increased $1.8 billion, or 9 percent, primarily due to an increase in product sales at Space Systems. The increase at Space Systems was driven by ramp-up on development programs, including GBSD and NGI, and higher volume on restricted programs, NextGen Polar, SDA Tranche 1 Tracking Layer and GMD.
Year to date 2023 product costs increased $1.8 billion, or 10 percent, consistent with the higher product sales described above and reflect a lower operating margin rate principally due to lower net EAC adjustments on Space Systems and Aeronautics Systems programs.

NORTHROP GRUMMAN CORPORATION
Service Sales and Costs
Current Quarter
Third quarter 2023 service sales increased $105 million, or 5 percent, primarily due to an increase in service sales at Aeronautics Systems and Mission Systems. The increase was principally driven by higher restricted sales at both sectors, as well as higher service volume on Global Hawk, partially offset by lower volume on the JSTARS program at Aeronautics Systems.
Third quarter 2023 service costs increased $61 million, or 4 percent, consistent with the higher service sales described above and reflects a higher operating margin rate on service sales at Space Systems.
Year to Date
Year to date 2023 service sales increased $292 million, or 5 percent, due to an increase in service sales at all four sectors. The increase was principally driven by higher restricted sales at Space Systems and Aeronautics Systems, higher service volume on F-35 sustainment and SEWIP integration at Mission Systems, and higher volume on an international training program at Defense Systems.
Year to date 2023 service costs increased $221 million, or 4 percent, consistent with the higher service sales described above and reflects a higher operating margin rate on service sales at Space Systems.
BACKLOG
Backlog consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2023
Aeronautics Systems	$9,009	$9,338	$18,347	$19,397	(5)%
Defense Systems	6,425	1,713	8,138	7,515	8%
Mission Systems	11,260	4,247	15,507	13,875	12%
Space Systems	9,819	32,120	41,939	37,956	10%
Total backlog	$36,513	$47,418	$83,931	$78,743	7%
New Awards
Third quarter and year to date 2023 net awards totaled $15.0 billion and $33.9 billion, respectively, and backlog totaled $83.9 billion. Significant third quarter new awards include $3.6 billion for restricted programs (primarily at Space Systems, Aeronautics Systems, and Mission Systems), $1.3 billion for E-2, $0.7 billion for SDA Tranche 2 Transport Layer and $0.5 billion for GMLRS.
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
At September 30, 2023, we had $2.1 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion, and in April 2023, we renewed our one-year $500 million uncommitted credit facility. At September 30, 2023, there were no borrowings outstanding under these credit facilities. In February 2023, we issued $2.0 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases and working capital.
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

NORTHROP GRUMMAN CORPORATION
progress payments from 80 percent to 90 percent for costs incurred and work performed on relevant contracts. In July 2023, the DoD reverted back to the 80 percent progress payment rate on prospectively awarded contracts. We do not expect this change will have a material impact on our 2023 cash from operations.
Internal Revenue Code (IRC) Section 174
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Our 2022 cash from operations were reduced by approximately $900 million for federal estimated tax payments we made related to Section 174. As we finalized our 2022 federal tax return, we reduced the previously estimated impact of Section 174 on our tax liability for 2022 to approximately $700 million and we anticipate its impact on our tax liability for 2023 will be approximately $550 million. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we expect to continue to make additional federal tax payments based on the current Section 174 tax law. The impact of Section 174 on our cash from operations depends on the amount of research and development expenditures incurred by the company and whether the IRS issues guidance on the provision which differs from our current interpretation, among other things.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and adjusted free cash flow, a non-GAAP measure described in more detail below.
Operating Cash Flow
The table below summarizes key components of cash provided by operating activities:

	Nine Months Ended September 30		%
$ in millions	2023	2022	Change
Net earnings	$2,591	$2,816	(8)%
Non-cash items(1)	474	(301)	NM
Pension and OPB contributions	(108)	(106)	2%
Changes in trade working capital	(1,469)	(1,855)	(21)%
Other, net	(43)	96	NM
Net cash provided by operating activities	$1,445	$650	122%
(1)Includes depreciation and amortization, non-cash lease expense, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
Year to date 2023 net cash provided by operating activities increased $795 million as compared with the same period in 2022 and reflects improved trade working capital largely driven by increased billings and cash collections.
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

NORTHROP GRUMMAN CORPORATION
The table below reconciles net cash provided by operating activities to adjusted free cash flow:

	Nine Months Ended September 30		%
$ in millions	2023	2022	Change
Net cash provided by operating activities	$1,445	$650	122%
Capital expenditures	(972)	(803)	21%
Proceeds from sale of equipment to a customer	—	100	(100)%
Adjusted free cash flow	$473	$(53)	NM
Year to date 2023 adjusted free cash flow increased $526 million as compared with the same period in 2022 principally due to higher net cash provided by operating activities, partially offset by an increase in capital expenditures.
Investing Cash Flow
Year to date 2023 net cash used in investing activities increased $149 million as compared with the same period in 2022 largely due to higher capital expenditures.
Financing Cash Flow
Year to date 2023 net cash used in financing activities decreased $723 million as compared with the same period in 2022 principally due to the issuance of $2.0 billion in long-term debt, partially offset by $1.05 billion in debt repayments and a $143 million increase in share repurchases.
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

NORTHROP GRUMMAN CORPORATION
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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2023, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2023, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Notes 5 and 6 to the financial statements.
We are a party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief actions; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. For additional information on pending matters, please see Notes 5 and 6 to the financial statements, and for further information on the risks we face from existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please see “Risk Factors” in our 2022 Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The table below summarizes our repurchases of common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
July 1, 2023 - July 28, 2023	124,605	$451.06	124,605	$1,653
July 29, 2023 - August 25, 2023	179,660	$434.71	179,660	1,575
August 26, 2023 - September 29, 2023	222,868	$431.06	222,868	1,479
Total	527,133	$437.03	527,133	$1,479
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
Item 5. Other Information
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

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

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: October 25, 2023