Form 10-Q
period 2024-03-31
NORTHROP GRUMMAN CORP /DE/
filed 2024-04-25
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
As of April 22, 2024, 147,989,969 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2024	2023
Sales
Product	$8,102	$7,271
Service	2,031	2,030
Total sales	10,133	9,301
Operating costs and expenses
Product	6,411	5,727
Service	1,589	1,589
General and administrative expenses	1,062	1,038
Total operating costs and expenses	9,062	8,354
Operating income	1,071	947
Other (expense) income
Interest expense	(146)	(129)
Non-operating FAS pension benefit	168	132
Other, net	38	48
Earnings before income taxes	1,131	998
Federal and foreign income tax expense	187	156
Net earnings	$944	$842

Basic earnings per share	$6.34	$5.52
Weighted-average common shares outstanding, in millions	148.9	152.6
Diluted earnings per share	$6.32	$5.50
Weighted-average diluted shares outstanding, in millions	149.3	153.2

Net earnings (from above)	$944	$842
Other comprehensive (loss) income, net of tax
Change in cumulative translation adjustment	1	2
Change in other, net	(16)	—
Other comprehensive (loss) income, net of tax	(15)	2
Comprehensive income	$929	$844
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,061	$3,109
Accounts receivable, net	1,832	1,454
Unbilled receivables, net	6,450	5,693
Inventoried costs, net	1,370	1,109
Prepaid expenses and other current assets	2,083	2,341
Total current assets	14,796	13,706
Property, plant and equipment, net of accumulated depreciation of $8,149 for 2024 and $7,964 for 2023	9,690	9,653
Operating lease right-of-use assets	1,763	1,818
Goodwill	17,515	17,517
Intangible assets, net	290	305
Deferred tax assets	1,123	1,020
Other non-current assets	2,641	2,525
Total assets	$47,818	$46,544

Liabilities
Trade accounts payable	$2,580	$2,110
Accrued employee compensation	1,701	2,251
Advance payments and billings in excess of costs incurred	3,530	4,193
Other current liabilities	5,321	3,388
Total current liabilities	13,132	11,942
Long-term debt, net of current portion of $1,582 for 2024 and $70 for 2023	14,742	13,786
Pension and other postretirement benefit plan liabilities	1,250	1,290
Operating lease liabilities	1,830	1,892
Other non-current liabilities	2,641	2,839
Total liabilities	33,595	31,749

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2024—148,088,480 and 2023—150,109,271	148	150
Paid-in capital	—	—
Retained earnings	14,218	14,773
Accumulated other comprehensive loss	(143)	(128)
Total shareholders’ equity	14,223	14,795
Total liabilities and shareholders’ equity	$47,818	$46,544
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
$ in millions	2024	2023
Operating activities
Net earnings	$944	$842
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	299	298
Stock-based compensation	20	19
Deferred income taxes	(103)	(205)
Net periodic pension and OPB income	(113)	(76)
Pension and OPB contributions	(36)	(40)
Changes in assets and liabilities:
Accounts receivable, net	(378)	(550)
Unbilled receivables, net	(757)	(232)
Inventoried costs, net	(262)	(137)
Prepaid expenses and other assets	49	(54)
Accounts payable and other liabilities	(581)	(1,128)
Income taxes payable, net	219	576
Other, net	(7)	(15)
Net cash used in operating activities	(706)	(702)

Investing activities
Capital expenditures	(270)	(309)
Other, net	1	—
Net cash used in investing activities	(269)	(309)

Financing activities
Net proceeds from issuance of long-term debt	2,495	1,995
Common stock repurchases	(1,190)	(723)
Cash dividends paid	(283)	(270)
Payments of employee taxes withheld from share-based awards	(55)	(47)
Other, net	(40)	(26)
Net cash provided by financing activities	927	929
Decrease in cash and cash equivalents	(48)	(82)
Cash and cash equivalents, beginning of year	3,109	2,577
Cash and cash equivalents, end of period	$3,061	$2,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2024	2023
Common stock
Beginning of period	$150	$153
Common stock repurchased	(2)	(1)
End of period	148	152
Paid-in capital
Beginning of period	—	—
End of period	—	—
Retained earnings
Beginning of period	14,773	15,312
Common stock repurchased	(1,186)	(726)
Net earnings	944	842
Dividends declared	(279)	(265)
Stock compensation	(34)	(28)
End of period	14,218	15,135
Accumulated other comprehensive loss
Beginning of period	(128)	(153)
Other comprehensive (loss) income, net of tax	(15)	2
End of period	(143)	(151)
Total shareholders’ equity	$14,223	$15,136
Cash dividends declared per share	$1.87	$1.73
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
These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “FAS”) and in accordance with the rules of the Securities and Exchange Commission (SEC) for interim reporting. The financial statements include adjustments of a normal recurring nature considered necessary by management for a fair presentation of the company’s unaudited condensed consolidated financial position, results of operations and cash flows. For classification of certain current assets and liabilities, we consider the duration of our customer contracts when defining our operating cycle, which is generally longer than one year.
Results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the information contained in the company’s 2023 Annual Report on Form 10-K.
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
Revenue Recognition
Contract Estimates
Contract sales may include estimates of variable consideration, including cost or performance incentives (such as award and incentive fees), un-priced change orders, requests for equitable adjustment (REAs) and contract claims. Variable consideration is included in total estimated sales to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration as the most likely amount to which we expect to be entitled.
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
B-21 Low-Rate Initial Production Options
In 2015, the U.S. Air Force awarded Northrop Grumman the B-21 contract, which includes a base contract for engineering and manufacturing development (EMD) and five low-rate initial production (LRIP) options in varying quantities. The EMD phase of the program is largely cost type and began at contract award. The LRIP options are largely fixed price and are expected to continue to be awarded and executed through approximately the end of the decade. During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options.
During the first quarter of 2024, we again reviewed our estimated profitability on the LRIP phase of the program and made no significant changes to the previously recognized loss. The company’s first quarter 2024 results reflect our

NORTHROP GRUMMAN CORPORATION
current best estimate of our cost to complete the LRIP options, as well as the outcome of ongoing discussions with our suppliers and our customer. If our estimated cost to complete the LRIP phase of the program changes or our assumptions regarding contract performance, quantities, or funding to mitigate the impact of macroeconomic disruptions are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected. As of March 31, 2024, the remaining loss accrual is $1.5 billion, of which $994 million is included in Other current liabilities with the remainder included in Other non-current liabilities.
HALO Engineering Change Proposal
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
During the first quarter of 2024, we again reviewed our estimated profitability on the HALO contract and made no significant changes. The company’s first quarter 2024 results reflect our current best estimate of the outcome of the ECP negotiations assuming the terms of the current contract; however, if the outcome is less favorable than what we have assumed, it could have an adverse effect on our financial position, results of operations and/or cash flows.
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended March 31
$ in millions, except per share data	2024	2023
Revenue	$74	$62
Operating income	94	46
Net earnings(1)	74	36
Diluted earnings per share(1)	0.50	0.23
(1)Based on a 21 percent federal statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No EAC adjustments on a single performance obligation had a significant impact on the financial statements during the three months ended March 31, 2024 or 2023.
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
Company backlog as of March 31, 2024 was $78.9 billion. Of our March 31, 2024 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
In January 2024, the company received a termination for convenience in our restricted Space business. The company reduced unfunded backlog by $1.6 billion during the first quarter of 2024 related to the termination.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue

NORTHROP GRUMMAN CORPORATION
recognized for the three months ended March 31, 2024 and 2023 that was included in the contract liability balances at the beginning of each year was $1.9 billion and $1.7 billion, respectively.
Disaggregation of Revenue
See Note 10 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment
Non-cash investing activities include capital expenditures incurred but not yet paid of $63 million and $43 million as of March 31, 2024 and 2023, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	March 31, 2024	December 31, 2023
Cumulative translation adjustment	$(137)	$(138)
Other, net	(6)	10
Total accumulated other comprehensive loss	$(143)	$(128)
Related Party Transactions
For all periods presented, the company had no material related party transactions.
Accounting Standards Updates
On November 27, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We are continuing to evaluate the disclosure impact of ASU 2023-07; however, the standard will not have an impact on the company’s consolidated financial position, results of operations and/or cash flows.
On December 14, 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are continuing to evaluate the disclosure impact of ASU 2023-09; however, the standard will not have an impact on the company’s consolidated financial position, results of operations and/or cash flows.
On March 6, 2024, the SEC issued its final climate disclosure rule, which requires registrants to include climate-related disclosures in registration statements and annual reports. The final rule requires registrants to provide information about the financial statement impacts of severe weather events and other natural conditions. The final rule also requires certain disclosures related to risk management and governance over climate-related risks, material climate targets and goals, and material Scope 1 and Scope 2 greenhouse gas emissions. The requirements would be phased in beginning with fiscal year 2025. On April 4, 2024, the SEC voluntarily stayed the final rule pending the completion of judicial review of cases pending in the Eighth Circuit. We are continuing to evaluate the disclosure impact of the final rule.
Other accounting standards updates adopted and/or issued, but not effective until after March 31, 2024, are not expected to have a material effect on the company’s consolidated financial position, results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.

NORTHROP GRUMMAN CORPORATION
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.4 million shares and 0.6 million shares for the three months ended March 31, 2024 and 2023, respectively.
Share Repurchases
Share Repurchase Programs
On January 25, 2021, the company’s board of directors authorized a share repurchase program of up to $3.0 billion of the company’s common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program commenced in October 2021 and were completed in April 2023.
On January 24, 2022, the company’s board of directors authorized a new share repurchase program of up to an additional $2.0 billion in share repurchases of the company’s common stock (the “2022 Repurchase Program”). Repurchases under the 2022 Repurchase Program commenced in April 2023 and were completed in February 2024.
On December 6, 2023, the company’s board of directors authorized a new share repurchase program of up to an additional $2.5 billion in share repurchases of the company’s common stock (the “2023 Repurchase Program”). Repurchases under the 2023 Repurchase Program commenced in February 2024 upon completion of the 2022 Repurchase Program. As of March 31, 2024, repurchases under the 2023 Repurchase Program totaled $0.1 billion; $2.4 billion remained under this share repurchase authorization. By its terms, the 2023 Repurchase Program will expire when we have used all authorized funds for repurchases.
Accelerated Share Repurchase Agreements
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
During the first quarter of 2024, the company entered into an ASR agreement with Morgan Stanley & Co. LLC (Morgan Stanley) to repurchase $1.0 billion of the company’s common stock as part of the 2022 Repurchase Program. Under the agreement, we made a payment of $1.0 billion to Morgan Stanley and received an initial delivery of 1.8 million shares valued at $800 million that were immediately canceled by the company. The remaining balance of $200 million is included as a reduction to Retained earnings on the unaudited condensed consolidated statement of financial position. The final number of shares to be repurchased will be based on the company’s daily volume-weighted average share price during the term of the agreement, less a discount. The ASR is expected to be completed in the second quarter of 2024.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)(2)	Date Completed	Three Months Ended March 31
					2024	2023
January 25, 2021	$3,000	7.0	$431.05	April 2023	—	1.4
January 24, 2022	$2,000	4.0	NM	February 2024	2.1	—
December 6, 2023	$2,500	0.1	$462.77		0.1	—
(1)As a part of the 2023 Repurchase Program, the board of directors approved that the purchases under this program, and the authorization under the 2022 program, be exclusive of brokerage commissions and other costs of execution, including taxes. Commissions paid are included for the 2021 Repurchase Program.
(2)The 2022 Share Repurchase program completed in February 2024; however, it includes the $1.0 billion ASR for which the final delivery of shares is still outstanding. The final average share price for shares purchased under the 2022 Repurchase Program will be determined once the ASR has completed and all related shares have been delivered.

NORTHROP GRUMMAN CORPORATION
Dividends on Common Stock
In May 2023, the company increased the quarterly common stock dividend 8 percent to $1.87 per share from the previous amount of $1.73 per share.
3.    INVENTORIED COSTS, NET
Inventoried costs, net consist of the following:

$ in millions	March 31, 2024	December 31, 2023
Contracts in process	$862	$647
Product inventory:
Raw materials	357	338
Work in process	92	72
Finished goods	59	52
Total product inventory	508	462
Inventoried costs, net	$1,370	$1,109
4.    INCOME TAXES

	Three Months Ended March 31
$ in millions	2024	2023
Federal and foreign income tax expense	$187	$156
Effective income tax rate	16.5%	15.6%
The company’s first quarter 2024 effective tax rate (ETR) increased to 16.5 percent from 15.6 percent in the prior year period principally due to higher interest expense on unrecognized tax benefits. The first quarter 2024 ETR includes benefits of $44 million for research credits and $15 million for foreign derived intangible income (FDII), partially offset by $21 million of interest expense on unrecognized tax benefits. The first quarter 2023 ETR included benefits of $40 million for research credits and $15 million for FDII, partially offset by $13 million of interest expense on unrecognized tax benefits.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $1.3 billion as of March 31, 2024 and $1.5 billion as of December 31, 2023.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued in August 2021. As of March 31, 2024, we have approximately $2.1 billion in unrecognized tax benefits, including $872 million related to our position on IRC Section 451(b). If these matters, including our position on IRC Section 451(b), are unfavorably resolved, there could be a material impact on our future cash flows. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may increase by approximately $90 million.
Our current unrecognized tax benefits, which are included in Other current liabilities in the unaudited condensed consolidated statements of financial position, were $1.0 billion and $964 million as of March 31, 2024 and December 31, 2023, respectively, with the remainder of our unrecognized tax benefits included within Other non-current liabilities.
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

NORTHROP GRUMMAN CORPORATION
The Organization for Economic Co-operation and Development (OECD) has issued Pillar Two model rules for a new global minimum tax of 15% effective January 1, 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. Pillar Two had no impact on our first quarter 2024 effective tax rate, and we do not currently expect Pillar Two to significantly impact our effective tax rate going forward.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	March 31, 2024				December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$320	$—	$14	$334	$321	$1	$8	$330
Marketable securities valued using NAV				9				9
Total marketable securities	320	—	14	343	321	1	8	339
Derivatives	—	2	—	2	—	5	—	5
The notional value of the company’s foreign currency forward contracts at March 31, 2024 and December 31, 2023 was $273 million and $286 million, respectively. The portion of notional value designated as a cash flow hedge at March 31, 2024 and December 31, 2023 was $133 million and $162 million, respectively.
The derivative fair values and related unrealized gains/losses at March 31, 2024 and December 31, 2023 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2024.
The carrying value of cash and cash equivalents approximates fair value.
Long-term Debt
The estimated fair value of long-term debt was $15.5 billion and $13.4 billion as of March 31, 2024 and December 31, 2023, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
Unsecured Senior Notes
In January 2024, the company issued $2.5 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases, and working capital, as follows:
•$500 million of 4.60% senior notes due 2029 (the “2029 Notes”),
•$850 million of 4.90% senior notes due 2034 (the “2034 Notes”), and
•$1.15 billion of 5.20% senior notes due 2054 (the “2054 Notes”).

NORTHROP GRUMMAN CORPORATION
In February 2023, the company issued $2.0 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases, and working capital, as follows:
•$1.0 billion of 4.70% senior notes due 2033 (the “2033 Notes”) and
•$1.0 billion of 4.95% senior notes due 2053 (the “2053 Notes”).
We refer to the 2029 Notes, 2033 Notes, 2034 Notes, 2053 Notes and 2054 Notes together, as the “notes.” Interest on the notes is payable semi-annually in arrears. The notes are generally subject to redemption, in whole or in part, at the company’s discretion at any time, or from time to time, prior to maturity at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest.
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
For over 25 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, as included in Note 7, substantial remediation costs related to these Bethpage environmental conditions, including potential costs relating to unanticipated developments such as new discoveries of potential contaminants. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and that our costs may increase materially. In 2022, we resolved several disputes and regulatory proceedings concerning the scope and allocation of remediation responsibilities and costs related to this site and we continue remediation consistent with agreements through which those disputes were resolved. The company continues to be involved in related disputes, none of which are material individually or in the aggregate. We are also a party to various individual lawsuits and a putative class action in the Eastern District of New York alleging personal injury and property damage related to the legacy Bethpage environmental conditions. The court has stayed the filed individual lawsuits, pending its decision on class certification. We are also a party, and may become a party, to other lawsuits brought by or against insurance carriers, and by other individual plaintiffs and/or putative classes, as well as other parties. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these Bethpage lawsuits.
The company received from the U.S. Department of Justice (DOJ) a criminal subpoena on December 9, 2022, and a civil investigative demand (CID) on February 2, 2023, both seeking information regarding financial and cost accounting and controls that appears focused on the interest rate assumptions the company used to determine our CAS pension expense, which we discuss in Note 7 below. The company is engaging with the government and responding to the requests. We cannot at this point predict the outcome of these matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2024, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of March 31, 2024, or its annual results of operations and/or cash flows.

NORTHROP GRUMMAN CORPORATION
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We subsequently continued to exchange correspondence and engage with DCMA on this matter, including responding to requests for and providing additional information. On February 15, 2024, DCMA sent to the company a Contracting Officer’s determination of noncompliance with CAS, which is an interim, non-final determination, and the parties are engaged in ongoing discussions. As noted in Note 6 above, the company received from the DOJ a criminal subpoena on December 9, 2022 and a CID on February 2, 2023, both seeking information that appears related to the interest rate assumptions at issue in our discussions with DCMA. The company is engaging with the government and responding to the requests. We cannot at this point predict the outcome of these matters. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of the DCMA matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of March 31, 2024 and December 31, 2023:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
March 31, 2024	$587	$381	$520
December 31, 2023	584	387	518
(1) As of March 31, 2024, $226 million is recorded in Other current liabilities and $361 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of March 31, 2024, $208 million is deferred in Prepaid expenses and other current assets and $312 million is deferred in Other non-current assets. These amounts are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of March 31, 2024, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At March 31, 2024, there were $363 million of stand-by letters of credit and guarantees and $263 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.5 billion. At March 31, 2024, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”) that matures in August 2027 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for

NORTHROP GRUMMAN CORPORATION
borrowing under the 2022 Credit Agreement. At March 31, 2024, there were no borrowings outstanding under this facility.
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
At March 31, 2024, the company was in compliance with all covenants under its credit agreements.
8.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended March 31
	Pension Benefits		OPB
$ in millions	2024	2023	2024	2023
Components of net periodic benefit cost (benefit)
Service cost	$60	$59	$1	$1
Interest cost	381	392	15	17
Expected return on plan assets	(549)	(524)	(21)	(21)
Net periodic benefit cost (benefit)	$(108)	$(73)	$(5)	$(3)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended March 31
$ in millions	2024	2023
Defined benefit pension plans	$25	$29
OPB plans	11	11
Defined contribution plans	230	215
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Three Months Ended March 31
in millions	2024	2023
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.1
Grant date aggregate fair value	$104	$100
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

NORTHROP GRUMMAN CORPORATION
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Three Months Ended March 31
$ in millions	2024	2023
Minimum aggregate payout amount	$35	$34
Maximum aggregate payout amount	199	191
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.
10.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended March 31
$ in millions	2024	2023
Sales
Aeronautics Systems	$2,969	$2,515
Defense Systems	1,412	1,376
Mission Systems	2,659	2,563
Space Systems	3,655	3,350
Intersegment eliminations	(562)	(503)
Total sales	10,133	9,301
Operating income
Aeronautics Systems	297	237
Defense Systems	177	160
Mission Systems	378	360
Space Systems	332	313
Intersegment eliminations	(80)	(68)
Total segment operating income	1,104	1,002
FAS/CAS operating adjustment	6	(21)
Unallocated corporate expense	(39)	(34)
Total operating income	$1,071	$947
Other (expense) income
Interest expense	(146)	(129)
Non-operating FAS pension benefit	168	132
Other, net	38	48
Earnings before income taxes	$1,131	$998
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

NORTHROP GRUMMAN CORPORATION
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
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended March 31
	2024		2023
$ in millions	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,525	85%	$2,108	84%
International(2)	381	13%	331	13%
Other customers	4	—%	11	—%
Intersegment sales	59	2%	65	3%
Aeronautics Systems sales	2,969	100%	2,515	100%
Defense Systems
U.S. government(1)	930	66%	803	59%
International(2)	262	19%	388	28%
Other customers	21	1%	16	1%
Intersegment sales	199	14%	169	12%
Defense Systems sales	1,412	100%	1,376	100%
Mission Systems
U.S. government(1)	1,912	72%	1,935	75%
International(2)	454	17%	376	15%
Other customers	16	1%	15	1%
Intersegment sales	277	10%	237	9%
Mission Systems sales	2,659	100%	2,563	100%
Space Systems
U.S. government(1)	3,477	95%	3,166	95%
International(2)	65	2%	71	2%
Other customers	86	2%	81	2%
Intersegment sales	27	1%	32	1%
Space Systems sales	3,655	100%	3,350	100%
Total
U.S. government(1)	8,844	87%	8,012	86%
International(2)	1,162	12%	1,166	13%
Other customers	127	1%	123	1%
Total Sales	$10,133	100%	$9,301	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended March 31
	2024		2023
$ in millions	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,313	45%	$1,231	50%
Fixed-price	1,597	55%	1,219	50%
Intersegment sales	59		65
Aeronautics Systems sales	2,969		2,515
Defense Systems
Cost-type	360	30%	423	35%
Fixed-price	853	70%	784	65%
Intersegment sales	199		169
Defense Systems sales	1,412		1,376
Mission Systems
Cost-type	1,067	45%	961	41%
Fixed-price	1,315	55%	1,365	59%
Intersegment sales	277		237
Mission Systems sales	2,659		2,563
Space Systems
Cost-type	2,457	68%	2,446	74%
Fixed-price	1,171	32%	872	26%
Intersegment sales	27		32
Space Systems sales	3,655		3,350
Total
Cost-type	5,197	51%	5,061	54%
Fixed-price	4,936	49%	4,240	46%
Total Sales	$10,133		$9,301
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended March 31
	2024		2023
$ in millions	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,529	87%	$2,119	87%
Asia/Pacific	149	5%	147	6%
Europe	225	8%	174	7%
All other(1)	7	—%	10	—%
Intersegment sales	59		65
Aeronautics Systems sales	2,969		2,515
Defense Systems
United States	951	78%	819	67%
Asia/Pacific	71	6%	117	10%
Europe	154	13%	128	11%
All other(1)	37	3%	143	12%
Intersegment sales	199		169
Defense Systems sales	1,412		1,376
Mission Systems
United States	1,928	81%	1,950	83%
Asia/Pacific	126	5%	92	4%
Europe	255	11%	200	9%
All other(1)	73	3%	84	4%
Intersegment sales	277		237
Mission Systems sales	2,659		2,563
Space Systems
United States	3,563	98%	3,247	98%
Asia/Pacific	13	1%	20	1%
Europe	42	1%	45	1%
All other(1)	10	—%	6	—%
Intersegment sales	27		32
Space Systems sales	3,655		3,350
Total
United States	8,971	88%	8,135	87%
Asia/Pacific	359	4%	376	4%
Europe	676	7%	547	6%
All other(1)	127	1%	243	3%
Total Sales	$10,133		$9,301
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of March 31, 2024, and the related condensed consolidated statements of earnings and comprehensive income, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries as of December 31, 2023, and the related consolidated statements of earnings and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2023, is fairly stated, in all material respects, in relation to the audited consolidated statement of financial position from which it has been derived.
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
April 24, 2024

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
The following discussion should be read along with the financial statements included in this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” “Quantitative and Qualitative Disclosures About Market Risks” and “Risk Factors” in our 2023 Annual Report on Form 10-K, which provides additional information on our business, the environment in which we operate and our operating results.
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
The conflict in Ukraine has increased global tensions and instability, highlighted threats and increased global demand, as well as further disrupted global supply chains. We continue to not anticipate significant adverse financial impacts directly from the ongoing conflict. We have experienced, and, while difficult to predict, may continue to experience an increase in demand for certain of our goods and services directly and indirectly related to the conflict in Ukraine, either through direct sales or if the U.S. provides increased military assistance and support to Ukraine.
More recently, hostilities in the Middle East have further heightened global tensions and instability. At this time, it is unknown whether hostilities in this region will escalate into an even larger conflict. We do not have a significant business presence in the region, and therefore do not anticipate significant adverse financial impacts directly from the current conflict.
More broadly, the ongoing conflicts in Ukraine and the Middle East and threats elsewhere, particularly in the Pacific region, have heightened tensions and highlighted security requirements globally, including in Europe, the Middle East and the Pacific region, as well as the U.S. These conflicts may result in increased demand for defense products and services from allies and partner nations, particularly in those areas. We are actively exploring both opportunities and risks associated with the broader global security environment.
We believe the current global security environment highlights the significant national security threats to the U.S. and its allies, and the need for strong deterrence and robust defense capabilities. We believe our capabilities, particularly in space, C4ISR, missile defense, battle management, advanced weapons, and survivable aircraft and mission systems should help our customers in the U.S. and globally defend against current and future threats and, as a result, continue to allow for long-term profitable business growth.
Global Economic Environment
Over the past several years, the global economic environment has experienced extraordinary challenges, including inflationary pressures; widespread delays and disruptions in supply chains; business slowdowns or shutdowns; workforce challenges and labor shortfalls; and market volatility. The macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, delays, disruptions and other performance challenges, as well as increased competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers.

NORTHROP GRUMMAN CORPORATION
We continue to work hard to mitigate challenges caused by the macroeconomic environment on our business, including by taking steps to support our suppliers and small businesses and enhancing our workforce through extensive hiring, development and retention efforts. Direct financial impacts on our business related to the broader macroeconomic environment have begun to subside; however, pockets of our business continued to be adversely affected by the macroeconomic environment during the first quarter of 2024. We cannot clearly predict how long these macroeconomic challenges will continue, how they will change over time, or what additional resources will be available, but we expect to see this challenging macroeconomic environment continue to adversely impact the global economy, our customers and suppliers, our industry and our company in 2024.
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
On March 11, 2024, the Administration released its budget request for FY 2025. The request included $895 billion for national security, $850 billion of which is for the DoD. On March 23, 2024, the President signed into law the Further Consolidated Appropriations Act for FY 2024, which provides funding for government agencies, including $825 billion for the DoD, through September 30, 2024. On April 24, 2024, the President signed into law bills providing $95 billion in supplemental funding for Ukraine, Israel and Indo-Pacific, to include funding for the restock of U.S. munitions and additional capacity.
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
Ground-Based Strategic Deterrent (“GBSD” or “Sentinel”) Program Nunn-McCurdy Breach Review
Due in part to the impact of macroeconomic factors, in January 2024 the customer provided congressional notification that the Sentinel program is currently under a Nunn-McCurdy breach review, which is required when total program cost estimates exceed certain defined thresholds. This notification, which has been driven primarily by increases in construction and procurement cost projections for the Production and Deployment phases, commenced the process to achieve recertification for continuance of the program and update its baseline cost estimates. We are currently executing under a cost-type contract for the Engineering and Manufacturing Development phase, and the Production and Deployment phases are yet to be priced and negotiated. We are continuing to partner with our customer to address this critical mission.

NORTHROP GRUMMAN CORPORATION
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended March 31		%
$ in millions, except per share amounts	2024	2023	Change
Sales	$10,133	$9,301	9%
Operating costs and expenses	9,062	8,354	8%
Operating costs and expenses as a % of sales	89.4%	89.8%
Operating income	1,071	947	13%
Operating margin rate	10.6%	10.2%
Federal and foreign income tax expense	187	156	20%
Effective income tax rate	16.5%	15.6%
Net earnings	944	842	12%
Diluted earnings per share	$6.32	$5.50	15%
Sales
First quarter 2024 sales increased $832 million, or 9 percent, due to higher sales at all four sectors, including 18 percent growth at Aeronautics Systems. First quarter 2024 sales reflect continued strong demand for our products and services.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 10 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
First quarter 2024 operating income increased $124 million, or 13 percent, and operating margin rate increased to 10.6 percent, primarily due to higher segment operating income and a benefit associated with the FAS/CAS operating adjustment.
First quarter 2024 G&A costs as a percentage of sales decreased to 10.5 percent from 11.2 percent in the prior year period primarily due to higher sales.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
The first quarter 2024 ETR increased to 16.5 percent from 15.6 percent in the prior year period principally due to higher interest expense on unrecognized tax benefits. See Note 4 to the financial statements for additional information.
Net Earnings
First quarter 2024 net earnings increased $102 million, or 12 percent, primarily due to a 13 percent increase in operating income and a $36 million increase in the non-operating FAS pension benefit, partially offset by a higher effective tax rate.
Diluted Earnings Per Share
First quarter 2024 diluted earnings per share increased 15 percent, reflecting higher net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
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

NORTHROP GRUMMAN CORPORATION
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

	Three Months Ended March 31		%
$ in millions	2024	2023	Change
Operating income	$1,071	$947	13%
Operating margin rate	10.6%	10.2%
Reconciliation to segment operating income:
CAS pension expense	(66)	(38)	74%
FAS pension service expense	60	59	2%
FAS/CAS operating adjustment	(6)	21	NM
Intangible asset amortization and PP&E step-up depreciation	25	30	(17)%
Other unallocated corporate expense	14	4	250%
Unallocated corporate expense	39	34	15%
Segment operating income	$1,104	$1,002	10%
Segment operating margin rate	10.9%	10.8%
First quarter 2024 segment operating income increased $102 million, or 10 percent, primarily due to higher sales. Segment operating margin rate increased to 10.9 percent and reflects higher operating margin rates at Aeronautics Systems, Defense Systems and Mission Systems, partially offset by a lower operating margin rate at Space Systems.
FAS/CAS Operating Adjustment
First quarter 2024 FAS/CAS operating adjustment reflects higher CAS pension expense largely driven by plan asset returns in prior years and changes in certain CAS actuarial assumptions as of December 31, 2023.
Unallocated Corporate Expense
The increase in unallocated corporate expense is primarily due to changes in deferred state taxes largely related to the deferral of research credits under IRC Section 174.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income; the aggregate amounts are presented in the table below:

	Three Months Ended March 31
$ in millions	2024	2023
Favorable EAC adjustments	$362	$326
Unfavorable EAC adjustments	(268)	(280)
Net EAC adjustments	$94	$46

NORTHROP GRUMMAN CORPORATION
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended March 31
$ in millions	2024	2023
Aeronautics Systems	$76	$(6)
Defense Systems	27	27
Mission Systems	16	57
Space Systems	(19)	(32)
Eliminations	(6)	—
Net EAC adjustments	$94	$46
For purposes of the discussion in the remainder of this Segment Operating Results section, references to operating income and operating margin rate reflect segment operating income and segment operating margin rate, respectively.

AERONAUTICS SYSTEMS	Three Months Ended March 31		%
$ in millions	2024	2023	Change
Sales	$2,969	$2,515	18%
Operating income	297	237	25%
Operating margin rate	10.0%	9.4%
Sales
First quarter 2024 sales increased $454 million, or 18 percent, primarily due to higher volume on restricted programs, a $114 million increase on the F-35 program driven by higher volume on sustainment and production contracts, and higher volume on the E-2, Triton and Global Hawk programs. The increases on F-35 and restricted programs are due, in part, to material timing in the first quarter.
Operating Income
First quarter 2024 operating income increased $60 million, or 25 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 10.0 percent from 9.4 percent principally due to higher net EAC adjustments largely driven by improved performance and cost efficiencies on certain production programs, including F-35 and F/A-18, which more than offset sales growth on a low margin restricted program.

DEFENSE SYSTEMS	Three Months Ended March 31		%
$ in millions	2024	2023	Change
Sales	$1,412	$1,376	3%
Operating income	177	160	11%
Operating margin rate	12.5%	11.6%
Sales
First quarter 2024 sales increased $36 million, or 3 percent, primarily due to ramp-up on the Stand-in Attack Weapon (SiAW) program and higher volume on Guided Multiple Launch Rocket Systems (GMLRS) and certain military ammunition and cannon systems programs, partially offset by lower volume due to the completion of an international training program.
Operating Income
First quarter 2024 operating income increased $17 million, or 11 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 12.5 percent from 11.6 percent principally due to improved performance driven by changes in contract mix and cost efficiencies.

NORTHROP GRUMMAN CORPORATION

MISSION SYSTEMS	Three Months Ended March 31		%
$ in millions	2024	2023	Change
Sales	$2,659	$2,563	4%
Operating income	378	360	5%
Operating margin rate	14.2%	14.0%
Sales
First quarter 2024 sales increased $96 million, or 4 percent, primarily due to higher restricted sales on advanced microelectronics programs, partially offset by lower sales on the Scalable Agile Beam Radar (SABR) program.
Operating Income
First quarter 2024 operating income increased $18 million, or 5 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 14.2 percent from 14.0 percent, primarily due to sales growth on higher margin advanced microelectronics programs and a prior year loss related to an unconsolidated joint venture. These benefits were partially offset by lower net EAC adjustments on certain radar production programs.

SPACE SYSTEMS	Three Months Ended March 31		%
$ in millions	2024	2023	Change
Sales	$3,655	$3,350	9%
Operating income	332	313	6%
Operating margin rate	9.1%	9.3%
Sales
First quarter 2024 sales increased $305 million, or 9 percent, primarily due to a $117 million increase on the Space Development Agency (SDA) Tranche 2 Transport Layer (T2TL) programs and higher volume on restricted programs, Commercial Resupply Services (CRS) missions, hypersonics programs and the Glide Phase Interceptor (GPI) program. These increases were partially offset by lower volume on the Ground-based Midcourse Defense (GMD) program.
Operating Income
First quarter 2024 operating income increased $19 million, or 6 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 9.1 percent from 9.3 percent principally due to a prior year benefit from the sale of a license to a customer, partially offset by an improvement in net EAC adjustments.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended March 31
$ in millions	2024		2023
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,258	$2,035	$1,907	$1,740
Service	652	583	543	480
Intersegment eliminations	59	54	65	58
Total Aeronautics Systems	2,969	2,672	2,515	2,278
Defense Systems
Product	772	675	678	598
Service	441	387	529	468
Intersegment eliminations	199	173	169	150
Total Defense Systems	1,412	1,235	1,376	1,216
Mission Systems
Product	1,861	1,605	1,815	1,563
Service	521	446	511	441
Intersegment eliminations	277	230	237	199
Total Mission Systems	2,659	2,281	2,563	2,203
Space Systems
Product	3,211	2,928	2,871	2,609
Service	417	370	447	400
Intersegment eliminations	27	25	32	28
Total Space Systems	3,655	3,323	3,350	3,037
Segment Totals
Total Product	$8,102	$7,243	$7,271	$6,510
Total Service	2,031	1,786	2,030	1,789
Total Segment(1)	$10,133	$9,029	$9,301	$8,299
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
First quarter 2024 product sales increased $831 million, or 11 percent, primarily due to an increase in product sales at all four sectors. The increase was principally driven by higher volume on restricted programs, F-35 and E-2 at Aeronautics Systems, growth on SDA T2TL and restricted programs at Space Systems, higher volume on the SiAW and GMLRS programs at Defense Systems, and higher restricted sales at Mission Systems.
First quarter 2024 product costs increased $733 million, or 11 percent, consistent with the higher product sales described above.
Service Sales and Costs
First quarter 2024 service sales were comparable to the prior year period and reflect an increase in service sales at Aeronautics Systems driven by higher volume on restricted programs and the Global Hawk program, partially offset by a decrease in service sales at Defense Systems principally due to the completion of an international training program.
First quarter 2024 service costs were comparable to the prior year period, consistent with the service sales described above.

NORTHROP GRUMMAN CORPORATION
BACKLOG
Backlog consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2024
Aeronautics Systems	$9,212	$9,750	$18,962	$19,583	(3)%
Defense Systems	6,042	1,709	7,751	8,064	(4)%
Mission Systems	10,838	4,898	15,736	16,108	(2)%
Space Systems	9,386	27,085	36,471	40,475	(10)%
Total backlog	$35,478	$43,442	$78,920	$84,230	(6)%
In January 2024, the company received a termination for convenience in our restricted Space business. The company reduced unfunded backlog by $1.6 billion during the first quarter of 2024 related to the termination.
New Awards
First quarter 2024 net awards totaled $6.5 billion and backlog totaled $78.9 billion. Significant first quarter new awards include $3.1 billion for restricted programs (primarily at Aeronautics Systems, Space Systems, and Mission Systems).
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
At March 31, 2024, we had $3.1 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion, and in April 2024, we renewed our one-year $500 million uncommitted credit facility. At March 31, 2024, there were no borrowings outstanding under these credit facilities. In January 2024, we issued $2.5 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases and working capital.
IRC Section 174
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Our 2023 cash from operations were reduced by approximately $500 million for federal estimated tax payments we made related to Section 174. Congress is considering legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we expect to continue to make additional federal tax payments based on the current Section 174 tax law, which we estimate will reduce our 2024 cash from operations by approximately $350 million. The impact of Section 174 on our cash from operations depends on the amount of research and development expenditures incurred by the company and whether the IRS issues guidance on the provision which differs from our current interpretation, among other things.
Cash Flow Measures
In addition to our cash position, we consider various cash flow measures in capital deployment decision-making, including cash provided by operating activities and free cash flow, a non-GAAP measure described in more detail below.

NORTHROP GRUMMAN CORPORATION
Operating Cash Flow
The table below summarizes key components of cash used in operating activities:

	Three Months Ended March 31		%
$ in millions	2024	2023	Change
Net earnings	$944	$842	12%
Non-cash items(1)	103	36	186%
Pension and OPB contributions	(36)	(40)	(10)%
Changes in trade working capital	(1,710)	(1,525)	12%
Other, net	(7)	(15)	(53)%
Net cash used in operating activities	$(706)	$(702)	(1)%
(1)Includes depreciation and amortization, non-cash lease expense, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
First quarter 2024 net cash used in operating activities was comparable with the prior year period. Higher net earnings were offset by changes in trade working capital. The net use of cash during the first quarter is consistent with the company’s historical timing of operating cash flows, which are generally more heavily weighted towards the second half of the year.
Free Cash Flow
Free cash flow, as reconciled in the table below, is a non-GAAP measure defined as net cash provided by or used in operating activities less capital expenditures, and may not be defined and calculated by other companies in the same manner. We use free cash flow as a key factor in our planning for, and consideration of, acquisitions, the payment of dividends and stock repurchases. This non-GAAP measure may be useful to investors and other users of our financial statements as a supplemental measure of our cash performance, but should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating cash flows presented in accordance with GAAP.
The table below reconciles net cash used in operating activities to free cash flow:

	Three Months Ended March 31		%
$ in millions	2024	2023	Change
Net cash used in operating activities	$(706)	$(702)	(1)%
Capital expenditures	(270)	(309)	(13)%
Free cash flow	$(976)	$(1,011)	3%
First quarter 2024 free cash flow increased $35 million, or 3 percent, as compared with the same period in 2023 principally due to lower capital expenditures.
Investing Cash Flow
First quarter 2024 net cash used in investing activities decreased $40 million as compared with the same period in 2023 principally due to lower capital expenditures largely driven by timing.
Financing Cash Flow
First quarter 2024 net cash provided by financing activities was comparable with the prior year period and reflects a $500 million increase in proceeds from long-term debt, partially offset by a $467 million increase in share repurchases.
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

NORTHROP GRUMMAN CORPORATION
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those discussed in our 2023 Annual Report on Form 10-K.
ACCOUNTING STANDARDS UPDATES
See Note 1 to our financial statements for further information on accounting standards updates.
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Form 10-Q and the information we are incorporating by reference contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “plan,” “project,” “forecast,” “believe,” “estimate,” “guidance,” “outlook,” “trends,” “goals” and similar expressions generally identify these forward-looking statements. Forward-looking statements include, among other things, statements relating to our future financial condition, results of operations and/or cash flows. Forward-looking statements are based upon assumptions, expectations, plans and projections that we believe to be reasonable when made, but which may change over time. These statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Specific risks that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, those identified and discussed more fully in the section entitled “Risk Factors” in our 2023 Annual Report on Form 10-K and from time to time in our other filings with the SEC. These risks and uncertainties are amplified by the global macroeconomic, security and political environments, including inflationary pressures, labor and supply chain challenges, which have caused and will continue to cause significant challenges, instability and uncertainty. They include:
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

NORTHROP GRUMMAN CORPORATION
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our 2023 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2024, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2024, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NORTHROP GRUMMAN CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in Notes 6 and 7 to the financial statements.
We are a party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. These types of matters could result in administrative, civil or criminal fines, penalties or other sanctions (which terms include judgments or convictions and consent or other voluntary decrees or agreements); compensatory, treble or other damages; non-monetary relief actions; or other liabilities. Government regulations provide that certain allegations against a contractor may lead to suspension or debarment from future government contracts or suspension of export privileges for the company or one or more of its components. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. For additional information on pending matters, please see Notes 6 and 7 to the financial statements, and for further information on the risks we face from existing and future investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, please see “Risk Factors” in our 2023 Annual Report on Form 10-K.
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.
Item 1A. Risk Factors
For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
January 1, 2024 - January 26, 2024	116,315	$465.22	116,315	$3,571
January 27, 2024 - February 23, 2024	1,971,110	NM(2)	1,971,110	2,505
February 24, 2024 - March 29, 2024	129,283	$462.44	129,283	2,446
Total	2,216,708	NM(2)	2,216,708	$2,446
(1)Excludes commissions paid and other costs of execution, including taxes.
(2)During the first quarter of 2024, the company entered into an accelerated share repurchase (ASR) agreement with Morgan Stanley to repurchase $1.0 billion of the company’s common stock and received an initial delivery of shares representing 80 percent of the share repurchase agreement.
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
Item 5. Other Information
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended March 31, 2024.

NORTHROP GRUMMAN CORPORATION

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Thomas H. Jones	Rule 10b5-1 Trading Arrangement	March 7, 2024
Until March 5, 2025 or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.
Sale of 4,167 shares of common stock Gift of 731 shares of common stock
(Corporate Vice President and President, Aeronautics Systems)
Roshan S. Roeder	Rule 10b5-1 Trading Arrangement	February 16, 2024
Until February 14, 2025 or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.
Sale of 799.58 shares of common stock
(Corporate Vice President and President, Defense Systems)
Kathryn G. Simpson	Rule 10b5-1 Trading Arrangement	March 5, 2024
Until March 5, 2025 or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.
Sale of 889 shares of common stock Sale of shares to be received upon payout of 2022 RPSRs and RSRs(1)
(Corporate Vice President and General Counsel)
(1) The aggregate number of shares to be sold will depend, in part, on future company performance.

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

4.1
Twelfth Supplemental Indenture, dated as of January 31, 2024, between Northrop Grumman Corporation and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, Trustee, to Indenture dated as of November 21, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 31, 2024, File No. 001-16411)

4.2	Form of 4.600% Senior Note due 2029 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 31, 2024, File No. 001-16411)

4.3	Form of 4.900% Senior Note due 2034 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to Form 8-K filed January 31, 2024, File No. 001-16411)

4.4	Form of 5.200% Senior Note due 2054 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.4 to Form 8-K filed January 31, 2024, File No. 001-16411)

*+10.1	2024 Restricted Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2024 Restricted Stock Rights Granted under the 2011 Long-Term Incentive Stock Plan

*+10.2	2024 Restricted Performance Stock Rights Grant Agreement Specifying Terms and Conditions Applicable to 2024 Restricted Performance Stock Rights Granted under the 2011 Long-Term Incentive Stock Plan

*+10.3	Northrop Grumman 2006 Annual Incentive Plan and Incentive Compensation Plan, as amended and restated effective January 1, 2024

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this report

**	Furnished with this report

+	Management contract or compensatory plan or arrangement

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
Date: April 24, 2024