Form 10-Q
period 2024-06-30
NORTHROP GRUMMAN CORP /DE/
filed 2024-07-25
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
As of July 22, 2024, 146,245,264 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2024	2023	2024	2023
Sales
Product	$8,076	$7,441	$16,178	$14,712
Service	2,142	2,135	4,173	4,165
Total sales	10,218	9,576	20,351	18,877
Operating costs and expenses
Product	6,388	5,876	12,799	11,603
Service	1,639	1,660	3,228	3,249
General and administrative expenses	1,101	1,073	2,163	2,111
Total operating costs and expenses	9,128	8,609	18,190	16,963
Operating income	1,090	967	2,161	1,914
Other (expense) income
Interest expense	(154)	(147)	(300)	(276)
Non-operating FAS pension benefit	167	133	335	265
Other, net	43	34	81	82
Earnings before income taxes	1,146	987	2,277	1,985
Federal and foreign income tax expense	206	175	393	331
Net earnings	$940	$812	$1,884	$1,654

Basic earnings per share	$6.37	$5.35	$12.72	$10.87
Weighted-average common shares outstanding, in millions	147.5	151.7	148.1	152.1
Diluted earnings per share	$6.36	$5.34	$12.69	$10.83
Weighted-average diluted shares outstanding, in millions	147.7	152.2	148.5	152.7

Net earnings (from above)	$940	$812	$1,884	$1,654
Other comprehensive (loss) income, net of tax
Change in cumulative translation adjustment	(1)	3	—	5
Change in other, net	(2)	(2)	(18)	(2)
Other comprehensive (loss) income, net of tax	(3)	1	(18)	3
Comprehensive income	$937	$813	$1,866	$1,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,272	$3,109
Accounts receivable, net	1,694	1,454
Unbilled receivables, net	6,434	5,693
Inventoried costs, net	1,504	1,109
Prepaid expenses and other current assets	1,363	2,341
Total current assets	14,267	13,706
Property, plant and equipment, net of accumulated depreciation of $8,328 for 2024 and $7,964 for 2023	9,771	9,653
Operating lease right-of-use assets	1,823	1,818
Goodwill	17,516	17,517
Intangible assets, net	282	305
Deferred tax assets	1,250	1,020
Other non-current assets	2,761	2,525
Total assets	$47,670	$46,544

Liabilities
Trade accounts payable	$2,352	$2,110
Accrued employee compensation	1,903	2,251
Advance payments and billings in excess of costs incurred	3,292	4,193
Other current liabilities	5,361	3,388
Total current liabilities	12,908	11,942
Long-term debt, net of current portion of $1,590 for 2024 and $70 for 2023	14,706	13,786
Pension and other postretirement benefit plan liabilities	1,211	1,290
Operating lease liabilities	1,870	1,892
Other non-current liabilities	2,674	2,839
Total liabilities	33,369	31,749

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2024—146,463,372 and 2023—150,109,271	146	150
Paid-in capital	—	—
Retained earnings	14,301	14,773
Accumulated other comprehensive loss	(146)	(128)
Total shareholders’ equity	14,301	14,795
Total liabilities and shareholders’ equity	$47,670	$46,544
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
$ in millions	2024	2023
Operating activities
Net earnings	$1,884	$1,654
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	625	621
Stock-based compensation	46	47
Deferred income taxes	(230)	(423)
Net periodic pension and OPB income	(226)	(154)
Pension and OPB contributions	(69)	(75)
Changes in assets and liabilities:
Accounts receivable, net	(240)	(591)
Unbilled receivables, net	(741)	110
Inventoried costs, net	(398)	(331)
Prepaid expenses and other assets	45	66
Accounts payable and other liabilities	(918)	(1,043)
Income taxes payable, net	925	285
Other, net	16	51
Net cash provided by operating activities	719	217

Investing activities
Capital expenditures	(590)	(613)
Other, net	—	1
Net cash used in investing activities	(590)	(612)

Financing activities
Net proceeds from issuance of long-term debt	2,495	1,995
Net borrowings on commercial paper	—	768
Common stock repurchases	(1,752)	(931)
Cash dividends paid	(586)	(554)
Payments of employee taxes withheld from share-based awards	(57)	(50)
Other, net	(66)	(26)
Net cash provided by financing activities	34	1,202
Increase in cash and cash equivalents	163	807
Cash and cash equivalents, beginning of year	3,109	2,577
Cash and cash equivalents, end of period	$3,272	$3,384
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2024	2023	2024	2023
Common stock
Beginning of period	$148	$152	$150	$153
Common stock repurchased	(2)	(1)	(4)	(2)
End of period	146	151	146	151
Paid-in capital
Beginning of period	—	—	—	—
End of period	—	—	—	—
Retained earnings
Beginning of period	14,218	15,135	14,773	15,312
Common stock repurchased	(577)	(204)	(1,763)	(930)
Net earnings	940	812	1,884	1,654
Dividends declared	(304)	(284)	(583)	(549)
Stock compensation	24	26	(10)	(2)
End of period	14,301	15,485	14,301	15,485
Accumulated other comprehensive loss
Beginning of period	(143)	(151)	(128)	(153)
Other comprehensive (loss) income, net of tax	(3)	1	(18)	3
End of period	(146)	(150)	(146)	(150)
Total shareholders’ equity	$14,301	$15,486	$14,301	$15,486
Cash dividends declared per share	$2.06	$1.87	$3.93	$3.60
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
Effective July 1, 2024, the company realigned the Strategic Deterrent Systems (SDS) division, which includes the Ground-Based Strategic Deterrent (“Sentinel”) program, from Space Systems to Defense Systems. The realignment is not reflected in the financial information contained in this report; it will be reflected in the company’s operating results beginning in the third quarter of 2024.
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
B-21 Program
In 2015, the U.S. Air Force awarded Northrop Grumman the B-21 contract, which includes a base contract for engineering and manufacturing development (EMD) and five low-rate initial production (LRIP) options for a baseline total of 21 aircraft. The EMD phase of the program is largely cost type and began at contract award. The LRIP options are largely fixed price and are expected to continue to be awarded and executed through

NORTHROP GRUMMAN CORPORATION
approximately the end of the decade. In addition to the five LRIP options, Northrop Grumman and the U.S. Air Force have established not to exceed (NTE) pricing for additional aircraft up to unit 40. The average NTE value for these subsequent lots is above the average unit price of the five LRIP lots, and the NTE lots include an economic price adjustment clause to protect against certain inflationary pressures. Final terms, quantity, and pricing for these subsequent lots are not fully negotiated.
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options. During the second quarter of 2024, we again reviewed our estimated profitability on the program and made no significant changes to the previously recognized loss. The company’s second quarter 2024 results reflect our current best estimate of our cost to complete the LRIP and NTE aircraft, as well as the outcome of ongoing discussions with our suppliers and our customer. If our estimated cost to complete the aircraft changes or our assumptions regarding contract performance, quantities, or funding to mitigate the impact of macroeconomic disruptions are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected. As of June 30, 2024, the remaining loss accrual is $1.5 billion, of which $972 million is included in Other current liabilities with the remainder included in Other non-current liabilities.
Sentinel Program
In 2020, the U.S. Air Force awarded Northrop Grumman a $13.3 billion contract for the EMD phase of the Sentinel program. In January 2024, the U.S. Air Force provided congressional notification that the Sentinel program was under a Nunn-McCurdy breach review, which is required when total program cost estimates exceed certain defined thresholds. This notification, which had been driven primarily by increases in cost estimates for the Production and Deployment phases, commenced the process to achieve recertification for continuance of the program and update its baseline cost estimates. We are currently executing under a cost-type contract for the EMD phase, and the Production and Deployment phases are yet to be priced and negotiated.
In July 2024, the Sentinel program was recertified for continuation by the DoD upon completion of the Nunn-McCurdy breach review. In connection with the recertification, the DoD directed that the program be restructured, including plans for infrastructure related to the command and launch segment, which was the main driver of the increased cost estimates for the Production and Deployment phases. We are partnering with our customer to establish a new program baseline as part of the restructuring activities.
During the second quarter of 2024, we reviewed our estimated profitability on the Sentinel program and made no significant changes. The Sentinel EAC incorporates our best estimate of costs to complete the restructured EMD effort; however, if the outcome is more or less favorable than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
Habitation and Logistics Outpost (HALO) Program
In 2021, the National Aeronautics and Space Administration (NASA) awarded Northrop Grumman Phase 5 of the HALO program to complete the design and development of HALO for NASA’s Gateway program. At the request of NASA, Space Systems submitted an engineering change proposal (ECP) during the fourth quarter of 2023 for scope increases and other aspects of the HALO contract largely stemming from evolving Lunar Gateway architecture and mission requirements. During the second quarter of 2024, the company and NASA made significant progress toward ECP resolution, and we updated our profitability estimate for the HALO contract accordingly. We currently expect negotiations to be completed by the end of the year.
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share data	2024	2023	2024	2023
Revenue	$37	$95	$111	$157
Operating income	38	76	132	122
Net earnings(1)	30	60	104	96
Diluted earnings per share(1)	0.20	0.39	0.70	0.63
(1)Based on a 21 percent federal statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No EAC adjustments on a single performance obligation had a significant impact on the

NORTHROP GRUMMAN CORPORATION
financial statements during the six months ended June 30, 2024. During the three months ended June 30, 2023, we recorded a $36 million unfavorable EAC adjustment on the HALO program at Space Systems.
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
Company backlog as of June 30, 2024 was $83.1 billion. Of our June 30, 2024 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
During the first quarter of 2024, the company reduced unfunded backlog by $1.6 billion related to a termination for convenience in our restricted space business.
During the second quarter of 2024, the company reduced unfunded backlog by $0.7 billion related to a termination for convenience on the Next Generation Interceptor (NGI) program at Space Systems.
Contract Assets and Liabilities
For each of the company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets are equivalent to and reflected as Unbilled receivables in the unaudited condensed consolidated statements of financial position and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Contract liabilities are equivalent to and reflected as Advance payments and billings in excess of costs incurred in the unaudited condensed consolidated statements of financial position. The amount of revenue recognized for the three and six months ended June 30, 2024 that was included in the December 31, 2023 contract liability balance was $1.1 billion and $3.0 billion, respectively. The amount of revenue recognized for the three and six months ended June 30, 2023 that was included in the December 31, 2022 contract liability balance was $899 million and $2.6 billion, respectively.
Disaggregation of Revenue
See Note 10 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment
Non-cash investing activities include capital expenditures incurred but not yet paid of $77 million and $62 million as of June 30, 2024 and 2023, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	June 30, 2024	December 31, 2023
Cumulative translation adjustment	$(138)	$(138)
Other, net	(8)	10
Total accumulated other comprehensive loss	$(146)	$(128)
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
Other accounting standards updates adopted and/or issued, but not effective until after June 30, 2024, are not expected to have a material effect on the company’s consolidated financial position, results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.2 million shares and 0.4 million shares for the three and six months ended June 30, 2024, respectively. The dilutive effect of these securities totaled 0.5 million shares and 0.6 million shares for the three and six months ended June 30, 2023, respectively.
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
On December 6, 2023, the company’s board of directors authorized a new share repurchase program of up to an additional $2.5 billion in share repurchases of the company’s common stock (the “2023 Repurchase Program”). Repurchases under the 2023 Repurchase Program commenced in February 2024 upon completion of the 2022 Repurchase Program. As of June 30, 2024, repurchases under the 2023 Repurchase Program totaled $0.6 billion; $1.9 billion remained under this share repurchase authorization. By its terms, the 2023 Repurchase Program will expire when we have used all authorized funds for repurchases.

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
During the first quarter of 2024, the company entered into an ASR agreement with Morgan Stanley & Co. LLC (Morgan Stanley) to repurchase $1.0 billion of the company’s common stock as part of the 2022 Repurchase Program. Under the agreement, we made a payment of $1.0 billion to Morgan Stanley and received an initial delivery of 1.8 million shares valued at $800 million that were immediately canceled by the company. The remaining balance of $200 million was settled on May 1, 2024 with a final delivery of 0.4 million shares from Morgan Stanley. The final average purchase price was $455.73 per share.
Share repurchases take place from time to time, subject to market conditions and management’s discretion, in the open market or in privately negotiated transactions. The company retires its common stock upon repurchase and, in the periods presented, has not made any purchases of common stock other than in connection with these publicly announced repurchase programs.
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Six Months Ended June 30
					2024	2023
January 25, 2021	$3,000	7.0	$431.05	April 2023	—	1.4
January 24, 2022(2)	$2,000	4.4	$455.01	February 2024	2.5	0.6
December 6, 2023	$2,500	1.4	$453.30		1.4	—
(1)As a part of the 2023 Repurchase Program, the board of directors approved that the purchases under this program, and the authorization under the 2022 Repurchase Program, be exclusive of brokerage commissions and other costs of execution, including taxes. Commissions paid are included for the 2021 Repurchase Program.
(2)The 2022 Repurchase Program completed in February 2024; however, it included the $1.0 billion ASR for which the final delivery of shares was outstanding at the end of the first quarter of 2024. On May 1, 2024, the company received a final delivery of 0.4 million shares for that ASR, which are included in the 2022 Repurchase Program authorization.
Dividends on Common Stock
In May 2024, the company increased the quarterly common stock dividend 10 percent to $2.06 per share from the previous amount of $1.87 per share.
3.    INVENTORIED COSTS, NET
Inventoried costs, net consist of the following:

$ in millions	June 30, 2024	December 31, 2023
Contracts in process	$973	$647
Product inventory:
Raw materials	365	338
Work in process	103	72
Finished goods	63	52
Total product inventory	531	462
Inventoried costs, net	$1,504	$1,109

NORTHROP GRUMMAN CORPORATION
4.    INCOME TAXES

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2024	2023	2024	2023
Federal and foreign income tax expense	$206	$175	$393	$331
Effective income tax rate	18.0%	17.7%	17.3%	16.7%
Current Quarter
The company’s second quarter 2024 effective tax rate (ETR) increased to 18.0 percent from 17.7 percent in the prior year period principally due to higher interest expense on unrecognized tax benefits. The second quarter 2024 ETR includes benefits of $46 million for research credits and $15 million for foreign derived intangible income (FDII), partially offset by $25 million of interest expense on unrecognized tax benefits. The second quarter 2023 ETR included benefits of $38 million for research credits and $14 million for FDII, partially offset by $14 million of interest expense on unrecognized tax benefits.
Year to Date
The company’s year to date 2024 ETR increased to 17.3 percent from 16.7 percent in the prior year period principally due to higher interest expense on unrecognized tax benefits. The year to date 2024 ETR includes benefits of $90 million for research credits and $30 million for FDII, partially offset by $46 million of interest expense on unrecognized tax benefits. The year to date 2023 ETR included benefits of $78 million for research credits and $29 million for FDII, partially offset by $27 million of interest expense on unrecognized tax benefits.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $583 million as of June 30, 2024 and $1.5 billion as of December 31, 2023.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued in August 2021. As of June 30, 2024, we have approximately $2.1 billion in unrecognized tax benefits, including $901 million related to our position on IRC Section 451(b). If these matters, including our position on IRC Section 451(b), are unfavorably resolved, there could be a material impact on our future cash flows. It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may increase by approximately $60 million.
Our current unrecognized tax benefits, which are included in Other current liabilities in the unaudited condensed consolidated statements of financial position, were $1.1 billion and $964 million as of June 30, 2024 and December 31, 2023, respectively, with the remainder of our unrecognized tax benefits included within Other non-current liabilities.
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
The Organization for Economic Co-operation and Development has issued Pillar Two model rules for a new global minimum tax of 15% effective January 1, 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. Pillar Two had no impact on our second quarter or year to date 2024 effective tax rate, and we do not currently expect Pillar Two to significantly impact our effective tax rate going forward.
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	June 30, 2024				December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$317	$—	$14	$331	$321	$1	$8	$330
Marketable securities valued using NAV				8				9
Total marketable securities	317	—	14	339	321	1	8	339
Derivatives	—	2	—	2	—	5	—	5
The notional value of the company’s foreign currency forward contracts at June 30, 2024 and December 31, 2023 was $379 million and $286 million, respectively. The portion of notional value designated as a cash flow hedge at June 30, 2024 and December 31, 2023 was $245 million and $162 million, respectively.
The derivative fair values and related unrealized gains/losses at June 30, 2024 and December 31, 2023 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2024.
The carrying value of cash and cash equivalents approximates fair value.
Long-term Debt
The estimated fair value of the company’s long-term debt was $15.3 billion and $13.4 billion as of June 30, 2024 and December 31, 2023, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
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

NORTHROP GRUMMAN CORPORATION
6.    INVESTIGATIONS, CLAIMS AND LITIGATION
For over 25 years, the company has worked closely with the United States Navy, the United States Environmental Protection Agency, the New York State Department of Environmental Conservation, the New York State Department of Health and other federal, state and local governmental authorities, to address environmental conditions allegedly resulting from historic operations at the former United States Navy and Grumman facilities in Bethpage, New York. We have incurred, and expect to continue to incur, as included in Note 7, substantial remediation costs related to these Bethpage environmental conditions, including potential costs relating to unanticipated developments such as new discoveries of potential contaminants. It is also possible that applicable remediation standards and other requirements to which we are subject may continue to change, and that our costs may increase materially. In 2022, we resolved several disputes and regulatory proceedings concerning the scope and allocation of remediation responsibilities and costs related to this site and we continue remediation consistent with agreements through which those disputes were resolved. The company continues to be involved in other remediation-related disputes, none of which are material individually or in the aggregate. We are also a party to various individual lawsuits and a putative class action in the Eastern District of New York alleging personal injury and property damage related to the legacy Bethpage environmental conditions. The court has stayed the filed individual lawsuits, pending its decision on class certification, which the court will undertake if an ongoing mediation between the parties is unsuccessful. We are also a party, and may become a party, to other lawsuits brought by or against insurance carriers, and by other individual plaintiffs and/or putative classes, as well as other parties. We cannot at this time predict or reasonably estimate the potential cumulative outcomes or ranges of possible liability of these Bethpage lawsuits.
The company received from the U.S. Department of Justice (DOJ) a criminal subpoena on December 9, 2022, and a civil investigative demand (CID) on February 2, 2023, both seeking information regarding financial and cost accounting and controls that appears focused on the interest rate assumptions the company used to determine our U.S. Government Cost Accounting Standards (CAS) pension expense, which we discuss in Note 7 below. The company is engaging with the government and responding to the requests. We cannot at this point predict the outcome of these matters.
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2024, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of June 30, 2024, or its annual results of operations and/or cash flows.
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

NORTHROP GRUMMAN CORPORATION
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
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of June 30, 2024 and December 31, 2023:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
June 30, 2024	$574	$382	$535
December 31, 2023	584	387	518
(1) As of June 30, 2024, $223 million is recorded in Other current liabilities and $351 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of June 30, 2024, $212 million is deferred in Prepaid expenses and other current assets and $323 million is deferred in Other non-current assets. These amounts reflect a $26 million increase during the second quarter of 2024 in our estimated recovery of certain environmental remediation costs and are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of June 30, 2024, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At June 30, 2024, there were $365 million of stand-by letters of credit and guarantees and $272 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.5 billion. At June 30, 2024, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”) that matures in August 2027 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2022 Credit Agreement. At June 30, 2024, there were no borrowings outstanding under this facility.
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
At June 30, 2024, the company was in compliance with all covenants under its credit agreements.

NORTHROP GRUMMAN CORPORATION
8.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2024	2023	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost (benefit)
Service cost	$59	$59	$1	$1	$119	$118	$2	$2
Interest cost	382	392	16	16	763	784	31	33
Expected return on plan assets	(549)	(525)	(22)	(21)	(1,098)	(1,049)	(43)	(42)
Net periodic benefit cost (benefit)	$(108)	$(74)	$(5)	$(4)	$(216)	$(147)	$(10)	$(7)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2024	2023	2024	2023
Defined benefit pension plans	$24	$25	$49	$54
OPB plans	9	10	20	21
Defined contribution plans	151	146	381	361
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Six Months Ended June 30
in millions	2024	2023
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.1
Grant date aggregate fair value	$105	$101
RSRs typically vest on the third anniversary of the grant date, while RPSRs generally vest and pay out based on the achievement of certain performance metrics and market conditions over a three-year period.
Cash Awards
The following table presents the minimum and maximum aggregate payout amounts related to cash units (CUs) and cash performance units (CPUs) granted to employees in the periods presented:

	Six Months Ended June 30
$ in millions	2024	2023
Minimum aggregate payout amount	$35	$34
Maximum aggregate payout amount	200	192
CUs typically vest and settle in cash on the third anniversary of the grant date, while CPUs generally vest and pay out in cash based on the achievement of certain performance metrics over a three-year period.

NORTHROP GRUMMAN CORPORATION
10.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2024	2023	2024	2023
Sales
Aeronautics Systems	$2,963	$2,595	$5,932	$5,110
Defense Systems	1,513	1,420	2,925	2,796
Mission Systems	2,773	2,641	5,432	5,204
Space Systems	3,573	3,488	7,228	6,838
Intersegment eliminations	(604)	(568)	(1,166)	(1,071)
Total sales	10,218	9,576	20,351	18,877
Operating income
Aeronautics Systems	295	278	592	515
Defense Systems	204	166	381	326
Mission Systems	361	401	739	761
Space Systems	324	283	656	596
Intersegment eliminations	(83)	(76)	(163)	(144)
Total segment operating income	1,101	1,052	2,205	2,054
FAS/CAS operating adjustment	6	(21)	12	(42)
Unallocated corporate expense	(17)	(64)	(56)	(98)
Total operating income	$1,090	$967	$2,161	$1,914
Other (expense) income
Interest expense	(154)	(147)	(300)	(276)
Non-operating FAS pension benefit	167	133	335	265
Other, net	43	34	81	82
Earnings before income taxes	$1,146	$987	$2,277	$1,985
FAS/CAS Operating Adjustment
For financial statement purposes, we account for our employee pension plans in accordance with FAS. However, the cost of these plans is charged to our contracts in accordance with applicable Federal Acquisition Regulation (FAR) and CAS requirements. The FAS/CAS operating adjustment reflects the difference between CAS pension expense included as cost in segment operating income and the service cost component of FAS expense included in total operating income.
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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended June 30				Six Months Ended June 30
	2024		2023		2024		2023
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,536	86%	$2,215	86%	$5,061	85%	$4,323	85%
International(2)	363	12%	308	12%	744	13%	639	12%
Other customers	5	—%	8	—%	9	—%	19	—%
Intersegment sales	59	2%	64	2%	118	2%	129	3%
Aeronautics Systems sales	2,963	100%	2,595	100%	5,932	100%	5,110	100%
Defense Systems
U.S. government(1)	932	62%	848	60%	1,862	64%	1,651	59%
International(2)	339	22%	357	25%	601	21%	745	27%
Other customers	19	1%	20	1%	40	1%	36	1%
Intersegment sales	223	15%	195	14%	422	14%	364	13%
Defense Systems sales	1,513	100%	1,420	100%	2,925	100%	2,796	100%
Mission Systems
U.S. government(1)	2,028	73%	1,877	71%	3,940	72%	3,812	73%
International(2)	427	15%	454	17%	881	16%	830	16%
Other customers	21	1%	27	1%	37	1%	42	1%
Intersegment sales	297	11%	283	11%	574	11%	520	10%
Mission Systems sales	2,773	100%	2,641	100%	5,432	100%	5,204	100%
Space Systems
U.S. government(1)	3,392	95%	3,314	95%	6,869	95%	6,480	95%
International(2)	56	2%	83	2%	121	2%	154	2%
Other customers	100	2%	65	2%	186	2%	146	2%
Intersegment sales	25	1%	26	1%	52	1%	58	1%
Space Systems sales	3,573	100%	3,488	100%	7,228	100%	6,838	100%
Total
U.S. government(1)	8,888	87%	8,254	86%	17,732	87%	16,266	86%
International(2)	1,185	12%	1,202	13%	2,347	12%	2,368	13%
Other customers	145	1%	120	1%	272	1%	243	1%
Total Sales	$10,218	100%	$9,576	100%	$20,351	100%	$18,877	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended June 30				Six Months Ended June 30
	2024		2023		2024		2023
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,381	48%	$1,319	52%	$2,694	46%	$2,550	51%
Fixed-price	1,523	52%	1,212	48%	3,120	54%	2,431	49%
Intersegment sales	59		64		118		129
Aeronautics Systems sales	2,963		2,595		5,932		5,110
Defense Systems
Cost-type	353	27%	404	33%	713	28%	827	34%
Fixed-price	937	73%	821	67%	1,790	72%	1,605	66%
Intersegment sales	223		195		422		364
Defense Systems sales	1,513		1,420		2,925		2,796
Mission Systems
Cost-type	1,107	45%	957	41%	2,174	45%	1,918	41%
Fixed-price	1,369	55%	1,401	59%	2,684	55%	2,766	59%
Intersegment sales	297		283		574		520
Mission Systems sales	2,773		2,641		5,432		5,204
Space Systems
Cost-type	2,452	69%	2,572	74%	4,909	68%	5,018	74%
Fixed-price	1,096	31%	890	26%	2,267	32%	1,762	26%
Intersegment sales	25		26		52		58
Space Systems sales	3,573		3,488		7,228		6,838
Total
Cost-type	5,293	52%	5,252	55%	10,490	52%	10,313	55%
Fixed-price	4,925	48%	4,324	45%	9,861	48%	8,564	45%
Total Sales	$10,218		$9,576		$20,351		$18,877
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended June 30				Six Months Ended June 30
	2024		2023		2024		2023
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,541	88%	$2,223	88%	$5,070	87%	$4,342	87%
Asia/Pacific	151	5%	138	5%	300	5%	285	6%
Europe	204	7%	165	7%	429	8%	339	7%
All other(1)	8	—%	5	—%	15	—%	15	—%
Intersegment sales	59		64		118		129
Aeronautics Systems sales	2,963		2,595		5,932		5,110
Defense Systems
United States	951	74%	868	71%	1,902	76%	1,687	70%
Asia/Pacific	93	7%	114	9%	164	7%	231	9%
Europe	203	16%	132	11%	357	14%	260	11%
All other(1)	43	3%	111	9%	80	3%	254	10%
Intersegment sales	223		195		422		364
Defense Systems sales	1,513		1,420		2,925		2,796
Mission Systems
United States	2,049	83%	1,904	81%	3,977	82%	3,854	82%
Asia/Pacific	122	5%	120	5%	248	5%	212	5%
Europe	226	9%	266	11%	481	10%	466	10%
All other(1)	79	3%	68	3%	152	3%	152	3%
Intersegment sales	297		283		574		520
Mission Systems sales	2,773		2,641		5,432		5,204
Space Systems
United States	3,492	98%	3,379	97%	7,055	98%	6,626	98%
Asia/Pacific	11	1%	25	1%	24	1%	45	1%
Europe	34	1%	38	1%	76	1%	83	1%
All other(1)	11	—%	20	1%	21	—%	26	—%
Intersegment sales	25		26		52		58
Space Systems sales	3,573		3,488		7,228		6,838
Total
United States	9,033	88%	8,374	88%	18,004	88%	16,509	88%
Asia/Pacific	377	4%	397	4%	736	4%	773	4%
Europe	667	7%	601	6%	1,343	7%	1,148	6%
All other(1)	141	1%	204	2%	268	1%	447	2%
Total Sales	$10,218		$9,576		$20,351		$18,877
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of June 30, 2024, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/	Deloitte & Touche LLP
McLean, Virginia
July 24, 2024

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
The conflict in Ukraine has increased global tensions and instability, highlighted threats and increased global demand, as well as further disrupted global supply chains. We have not experienced, and do not anticipate experiencing, significant adverse financial impacts directly from the ongoing conflict. We have experienced, and, while difficult to predict, may continue to experience an increase in demand for certain of our goods and services directly and indirectly related to the conflict in Ukraine, either through direct sales or if the U.S. provides increased military assistance and support to Ukraine.
Hostilities in the Middle East have further heightened global tensions and instability. At this time, it is unknown whether hostilities in this region will escalate into an even larger conflict. We do not have a significant business presence in the region, and therefore do not anticipate significant adverse financial impacts directly from the current conflict.
More broadly, the ongoing conflicts in Ukraine and the Middle East and threats elsewhere, particularly in the Pacific region, have heightened tensions and highlighted security requirements globally, including in Europe, the Middle East and the Pacific region, as well as the U.S. These conflicts may result in increased demand for defense products and services from allies and partner nations, particularly in those areas. We are actively evaluating both opportunities and risks associated with the broader global security environment.
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
Global Economic Environment
Over the past several years, the global economic environment has experienced extraordinary challenges, including inflationary pressures; widespread delays and disruptions in supply chains; business slowdowns or shutdowns; workforce challenges and labor shortfalls; and market volatility. The macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, delays, disruptions and other performance challenges, as well as increased competing demands for limited resources to address such increased costs and other challenges, for

NORTHROP GRUMMAN CORPORATION
our company, our suppliers and partners, and our customers. We continue to work hard to mitigate challenges caused by the macroeconomic environment on our business, including by taking steps to support our suppliers and small business partners. Although certain pockets of our business were adversely affected by the broader macroeconomic environment during the second quarter of 2024, the overall financial impact on our company has continued to subside.
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
On March 11, 2024, the Administration released its budget request for FY 2025. The request included $895 billion for national security, $850 billion of which is for the DoD. Congress is evaluating the Administration’s budget request as it drafts authorization and appropriations legislation for FY 2025. On March 23, 2024, the President signed into law the Further Consolidated Appropriations Act for FY 2024, which provides funding for government agencies, including $825 billion for the DoD, through September 30, 2024. On April 24, 2024, the President signed into law bills providing $95 billion in supplemental funding for Ukraine, Israel and Indo-Pacific, to include funding for the restock of U.S. munitions and additional capacity.
The political environment, federal budget, debt ceiling and regulatory environment, including potential tax reform, are expected to continue to be the subject of considerable debate, especially in light of the ongoing conflicts and heightened global tensions, the inflationary environment and political tensions. The results of those debates could have material impacts on defense spending broadly and the company’s programs in particular.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions, except per share amounts	2024	2023	Change	2024	2023	Change
Sales	$10,218	$9,576	7%	$20,351	$18,877	8%
Operating costs and expenses	9,128	8,609	6%	18,190	16,963	7%
Operating costs and expenses as a % of sales	89.3%	89.9%		89.4%	89.9%
Operating income	1,090	967	13%	2,161	1,914	13%
Operating margin rate	10.7%	10.1%		10.6%	10.1%
Federal and foreign income tax expense	206	175	18%	393	331	19%
Effective income tax rate	18.0%	17.7%		17.3%	16.7%
Net earnings	940	812	16%	1,884	1,654	14%
Diluted earnings per share	$6.36	$5.34	19%	$12.69	$10.83	17%
Sales
Current Quarter
Second quarter 2024 sales increased $642 million, or 7 percent, due to higher sales at all four sectors, including 14 percent growth at Aeronautics Systems. Second quarter 2024 sales reflect continued strong demand for our products and services.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2024 sales increased $1.5 billion, or 8 percent, due to higher sales at all four sectors, including 16 percent growth at Aeronautics Systems.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 10 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
Current Quarter
Second quarter 2024 operating income increased $123 million, or 13 percent, primarily due to $49 million of higher segment operating income and $47 million of lower unallocated corporate expense. Operating margin rate increased to 10.7 percent from 10.1 percent primarily due to lower unallocated corporate expense and a benefit associated with the FAS/CAS operating adjustment.
Second quarter 2024 general and administrative (G&A) costs as a percentage of sales decreased to 10.8 percent from 11.2 percent in the prior year period primarily due to higher sales, which more than offset an increase in our investments for future business opportunities.
Year to Date
Year to date 2024 operating income increased $247 million, or 13 percent, due to $151 million of higher segment operating income, a $54 million increase in the FAS/CAS operating adjustment and $42 million of lower unallocated corporate expense. Operating margin rate increased to 10.6 percent from 10.1 percent primarily due to a benefit associated with the FAS/CAS operating adjustment and lower unallocated corporate expense.
Year to date 2024 G&A costs as a percentage of sales decreased to 10.6 percent from 11.2 percent in the prior year period primarily due to higher sales, which more than offset an increase in our investments for future business opportunities.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The second quarter 2024 ETR increased to 18.0 percent from 17.7 percent in the prior year period principally due to higher interest expense on unrecognized tax benefits.
Year to Date
The year to date 2024 ETR increased to 17.3 percent from 16.7 percent in the prior year period principally due to higher interest expense on unrecognized tax benefits.
See Note 4 to the financial statements for additional information.
Net Earnings
Current Quarter
Second quarter 2024 net earnings increased $128 million, or 16 percent, primarily due to $123 million of higher operating income and a $34 million increase in the non-operating FAS pension benefit, partially offset by a higher effective tax rate.
Year to Date
Year to date 2024 net earnings increased $230 million, or 14 percent, primarily due to $247 million of higher operating income and a $70 million increase in the non-operating FAS pension benefit, partially offset by $24 million of higher interest expense and a higher effective tax rate.
Diluted Earnings Per Share
Current Quarter
Second quarter 2024 diluted earnings per share increased 19 percent, reflecting a 16 percent increase in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2024 diluted earnings per share increased 17 percent, reflecting a 14 percent increase in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.

NORTHROP GRUMMAN CORPORATION
SEGMENT OPERATING RESULTS
Basis of Presentation
The company is aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
Subsequent Realignment - Effective July 1, 2024, the company realigned the Strategic Deterrent Systems (SDS) division, which includes the Sentinel program, from Space Systems to Defense Systems. The realignment is not reflected in the financial information contained in this report; it will be reflected in the company’s operating results beginning in the third quarter of 2024.
Operating Performance Assessment and Reporting
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
We periodically record losses and restructure contract terms, conditions and pricing for certain programs. For additional information on the B-21, Sentinel and HALO programs, please see Note 1 to the financial statements.
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

	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2024	2023	Change	2024	2023	Change
Operating income	$1,090	$967	13%	$2,161	$1,914	13%
Operating margin rate	10.7%	10.1%		10.6%	10.1%
Reconciliation to segment operating income:
CAS pension expense	(65)	(38)	71%	(131)	(76)	72%
FAS pension service expense	59	59	—%	119	118	1%
FAS/CAS operating adjustment	(6)	21	NM	(12)	42	NM
Intangible asset amortization and PP&E step-up depreciation	24	31	(23)%	49	61	(20)%
Other unallocated corporate (income) expense	(7)	33	NM	7	37	(81)%
Unallocated corporate expense	17	64	(73)%	56	98	(43)%
Segment operating income	$1,101	$1,052	5%	$2,205	$2,054	7%
Segment operating margin rate	10.8%	11.0%		10.8%	10.9%

NORTHROP GRUMMAN CORPORATION
Current Quarter
Second quarter 2024 segment operating income increased $49 million, or 5 percent, primarily due to higher sales. Segment operating margin rate decreased to 10.8 percent and reflects lower operating margin rates at Mission Systems and Aeronautics Systems, partially offset by higher operating margin rates at Space Systems and Defense Systems.
Year to Date
Year to date 2024 segment operating income increased $151 million, or 7 percent, primarily due to higher sales. Segment operating margin rate was comparable to the prior year period and reflects a lower operating margin rate at Mission Systems and higher operating margin rates at Defense Systems and Space Systems.
FAS/CAS Operating Adjustment
Second quarter 2024 and year to date 2024 FAS/CAS operating adjustment reflects higher CAS pension expense largely driven by plan asset returns in prior years and changes in certain CAS actuarial assumptions as of December 31, 2023.
Unallocated Corporate Expense
Current Quarter and Year to Date
The decrease in the second quarter and year to date 2024 unallocated corporate expense is primarily due to a $26 million increase in our estimated recovery of certain environmental remediation costs and a loss recognized in the prior year in connection with the divestiture of a small international subsidiary.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income and margin rate.
The aggregate favorable and unfavorable EAC adjustments are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2024	2023	2024	2023
Favorable EAC adjustments	$360	$324	$722	$650
Unfavorable EAC adjustments	(322)	(248)	(590)	(528)
Net EAC adjustments	$38	$76	$132	$122
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2024	2023	2024	2023
Aeronautics Systems	$36	$42	$112	$36
Defense Systems	39	20	66	47
Mission Systems	(21)	38	(5)	95
Space Systems	(17)	(22)	(36)	(54)
Eliminations	1	(2)	(5)	(2)
Net EAC adjustments	$38	$76	$132	$122

AERONAUTICS SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2024	2023	Change	2024	2023	Change
Sales	$2,963	$2,595	14%	$5,932	$5,110	16%
Operating income	295	278	6%	592	515	15%
Operating margin rate	10.0%	10.7%		10.0%	10.1%
Sales
Current Quarter

NORTHROP GRUMMAN CORPORATION
Second quarter 2024 sales increased $368 million, or 14 percent. This increase was primarily due to higher restricted sales, a $128 million increase on F-35 sustainment and production work largely driven by the timing of materials, and higher volume on the Triton program.
Year to Date
Year to date 2024 sales increased $822 million, or 16 percent. This increase was primarily due to higher restricted sales, a $242 million increase on F-35 sustainment and production work largely driven by the timing of materials, and higher volume on the Triton, E-2 and Global Hawk programs.
Operating Income
Current Quarter
Second quarter 2024 operating income increased $17 million, or 6 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 10.0 percent from 10.7 percent principally due to sales growth on a low margin restricted program and lower net EAC adjustments. The second quarter 2023 operating margin rate reflected particularly strong performance due, in part, to restricted work.
Year to Date
Year to date 2024 operating income increased $77 million, or 15 percent, primarily due to higher sales. Operating margin rate decreased to 10.0 percent from 10.1 percent principally due to sales growth on low margin restricted programs, partially offset by higher net EAC adjustments largely driven by improved performance and cost efficiencies on the F-35 and F/A-18 production programs.

DEFENSE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2024	2023	Change	2024	2023	Change
Sales	$1,513	$1,420	7%	$2,925	$2,796	5%
Operating income	204	166	23%	381	326	17%
Operating margin rate	13.5%	11.7%		13.0%	11.7%
Sales
Current Quarter
Second quarter 2024 sales increased $93 million, or 7 percent, primarily due to ramp-up on certain military ammunition programs, higher volume from the timing of materials and increased order quantities on the Guided Multiple Launch Rocket System (GMLRS), ramp-up on the Stand-in Attack Weapon (SiAW) program and higher volume on the Integrated Battle Command System (IBCS) program. These increases were partially offset by lower volume due to the completion of an international training program.
Year to Date
Year to date 2024 sales increased $129 million, or 5 percent, primarily due to ramp-up on certain military ammunition programs, higher volume from the timing of materials and increased order quantities on GMLRS, ramp-up on SiAW and higher volume on IBCS. These increases were partially offset by a $149 million decrease due to the completion of an international training program.
Operating Income
Current Quarter
Second quarter 2024 operating income increased $38 million, or 23 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 13.5 percent from 11.7 percent principally due to higher net EAC adjustments driven by cost efficiencies and improved performance, as well as changes in contract mix.
Year to Date
Year to date 2024 operating income increased $55 million, or 17 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 13.0 percent from 11.7 percent principally due to higher net EAC adjustments driven by cost efficiencies and improved performance, as well as changes in contract mix.

NORTHROP GRUMMAN CORPORATION

MISSION SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2024	2023	Change	2024	2023	Change
Sales	$2,773	$2,641	5%	$5,432	$5,204	4%
Operating income	361	401	(10)%	739	761	(3)%
Operating margin rate	13.0%	15.2%		13.6%	14.6%
Sales
Current Quarter
Second quarter 2024 sales increased $132 million, or 5 percent, primarily due to higher volume on restricted advanced microelectronics programs, the timing of materials on marine systems programs, higher volume on the Surface Electronic Warfare Improvement Program (SEWIP) and ramp-up on full-rate production (FRP) awards on the Ground/Air Task Oriented Radar (G/ATOR) program. These increases were partially offset by lower sales on the F-35 program largely due to timing.
Year to Date
Year to date 2024 sales increased $228 million, or 4 percent, primarily due to higher volume on restricted advanced microelectronics programs, the timing of materials on marine systems programs and FRP ramp-up on G/ATOR. These increases were partially offset by lower sales on the Scalable Agile Beam Radar (SABR) and F-35 programs.
Operating Income
Current Quarter
Second quarter 2024 operating income decreased $40 million, or 10 percent, due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 13.0 percent from 15.2 percent primarily due to lower net EAC adjustments on certain airborne radar programs due, in part, to production inefficiencies that have driven higher labor costs, as well as changes in contract mix toward more cost-type content.
Year to Date
Year to date 2024 operating income decreased $22 million, or 3 percent, due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 13.6 percent from 14.6 percent, primarily due to lower net EAC adjustments on certain airborne radar production programs, partially offset by sales growth on higher margin advanced microelectronics programs.

NORTHROP GRUMMAN CORPORATION

SPACE SYSTEMS	Three Months Ended June 30		%	Six Months Ended June 30		%
$ in millions	2024	2023	Change	2024	2023	Change
Sales	$3,573	$3,488	2%	$7,228	$6,838	6%
Operating income	324	283	14%	656	596	10%
Operating margin rate	9.1%	8.1%		9.1%	8.7%
Sales
Current Quarter
Second quarter 2024 sales increased $85 million, or 2 percent, primarily due to a $117 million increase on the Space Development Agency (SDA) Tranche 2 Transport Layer (T2TL) programs as they ramp, increased sales on the HALO program and higher materials volume on the GEM 63 program in support of Amazon’s Project Kuiper. These increases were partially offset by lower restricted sales due to a termination for convenience in our restricted space business during the first quarter of 2024.
Year to Date
Year to date 2024 sales increased $390 million, or 6 percent, primarily due to a $234 million increase on the SDA T2TL programs as they ramp, increased sales on the HALO program, higher volume on hypersonics programs, and higher materials volume on the GEM 63 program in support of Amazon’s Project Kuiper. These increases were partially offset by lower volume on the Ground-based Midcourse Defense (GMD) program.
Operating Income
Current Quarter
Second quarter 2024 operating income increased $41 million, or 14 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 9.1 percent from 8.1 percent principally due to changes in contract mix and an improvement in net EAC adjustments. The prior year period included a $15 million write-down of commercial inventory.
Year to Date
Year to date 2024 operating income increased $60 million, or 10 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 9.1 percent from 8.7 percent principally due to an improvement in net EAC adjustments largely driven by the prior year period including a $36 million unfavorable EAC adjustment on the HALO program.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended June 30				Six Months Ended June 30
$ in millions	2024		2023		2024		2023
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,184	$1,995	$1,925	$1,726	$4,442	$4,030	$3,832	$3,466
Service	720	623	606	533	1,372	1,206	1,149	1,013
Intersegment eliminations	59	50	64	58	118	104	129	116
Total Aeronautics Systems	2,963	2,668	2,595	2,317	5,932	5,340	5,110	4,595
Defense Systems
Product	855	736	691	602	1,627	1,411	1,369	1,200
Service	435	376	534	480	876	763	1,063	948
Intersegment eliminations	223	197	195	172	422	370	364	322
Total Defense Systems	1,513	1,309	1,420	1,254	2,925	2,544	2,796	2,470
Mission Systems
Product	1,918	1,685	1,834	1,573	3,779	3,290	3,649	3,136
Service	558	475	524	429	1,079	921	1,035	870
Intersegment eliminations	297	252	283	238	574	482	520	437
Total Mission Systems	2,773	2,412	2,641	2,240	5,432	4,693	5,204	4,443
Space Systems
Product	3,119	2,848	2,991	2,770	6,330	5,776	5,862	5,379
Service	429	379	471	411	846	749	918	811
Intersegment eliminations	25	22	26	24	52	47	58	52
Total Space Systems	3,573	3,249	3,488	3,205	7,228	6,572	6,838	6,242
Segment Totals
Total Product	$8,076	$7,264	$7,441	$6,671	$16,178	$14,507	$14,712	$13,181
Total Service	2,142	1,853	2,135	1,853	4,173	3,639	4,165	3,642
Total Segment(1)	$10,218	$9,117	$9,576	$8,524	$20,351	$18,146	$18,877	$16,823
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Second quarter 2024 product sales increased $635 million, or 9 percent, primarily due to an increase in product sales at all four sectors. The increase was primarily driven by higher volume on restricted programs, F-35 and Triton at Aeronautics Systems, higher volume on certain military ammunition programs, GMLRS, SiAW and IBCS at Defense Systems, sales growth on SDA T2TL and HALO at Space Systems, and higher restricted sales, partially offset by lower F-35 volume, at Mission Systems.
Second quarter 2024 product costs increased $593 million, or 9 percent, consistent with the higher product sales described above.
Year to Date
Year to date 2024 product sales increased $1.5 billion, or 10 percent, primarily due to an increase in product sales at all four sectors. The increase was principally driven by higher volume on restricted programs, F-35, E-2 and Triton at Aeronautics Systems, sales growth on SDA T2TL and HALO at Space Systems, higher volume on SiAW, certain military ammunition programs, GMLRS and IBCS at Defense Systems, and higher restricted sales, partially offset by lower SABR and F-35 volume, at Mission Systems.
Year to date 2024 product costs increased $1.3 billion, or 10 percent, consistent with the higher product sales described above.

NORTHROP GRUMMAN CORPORATION
Service Sales and Costs
Current Quarter
Second quarter 2024 service sales were comparable to the prior year period and reflect an increase in service sales at Aeronautics Systems driven by higher volume on restricted programs and Global Hawk, partially offset by a decrease in service sales at Defense Systems principally due to the completion of an international training program.
Second quarter 2024 service costs were comparable to the prior year period, consistent with the service sales described above.
Year to Date
Year to date 2024 service sales were comparable to the prior year period and reflect an increase in service sales at Aeronautics Systems driven by higher volume on restricted programs and Global Hawk, partially offset by a decrease in service sales at Defense Systems principally due to the completion of an international training program.
Year to date 2024 service costs were comparable to the prior year period, consistent with the service sales described above.
BACKLOG
Second quarter and year to date 2024 net awards totaled $15.1 billion and $21.6 billion, respectively, and backlog consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2024
Aeronautics Systems	$9,757	$8,698	$18,455	$19,583	(6)%
Defense Systems	6,599	1,388	7,987	8,064	(1)%
Mission Systems	11,048	4,217	15,265	16,108	(5)%
Space Systems	11,035	30,376	41,411	40,475	2%
Total backlog	$38,439	$44,679	$83,118	$84,230	(1)%
During the first quarter of 2024, the company reduced unfunded backlog by $1.6 billion related to a termination for convenience in our restricted space business.
During the second quarter of 2024, the company reduced unfunded backlog by $0.7 billion related to a termination for convenience on the Next Generation Interceptor (NGI) program at Space Systems.
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
At June 30, 2024, we had $3.3 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion, and in April 2024, we renewed our one-year $500 million uncommitted credit facility. At June 30, 2024, there were no borrowings outstanding under these credit facilities. In January 2024, we issued $2.5 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases and working capital.
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

NORTHROP GRUMMAN CORPORATION
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
Operating Cash Flow
The table below summarizes key components of cash provided by operating activities:

	Six Months Ended June 30		%
$ in millions	2024	2023	Change
Net earnings	$1,884	$1,654	14%
Non-cash items(1)	215	91	136%
Pension and OPB contributions	(69)	(75)	(8)%
Changes in trade working capital	(1,327)	(1,504)	(12)%
Other, net	16	51	(69)%
Net cash provided by operating activities	$719	$217	231%
(1)Includes depreciation and amortization, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
Year to date 2024 net cash provided by operating activities increased $502 million as compared with the same period in 2023 primarily due to higher net earnings and improved trade working capital, largely driven by lower net federal tax payments, partially offset by the timing of billings and cash collections.
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
The table below reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended June 30		%
$ in millions	2024	2023	Change
Net cash provided by operating activities	$719	$217	231%
Capital expenditures	(590)	(613)	(4)%
Free cash flow	$129	$(396)	133%
Year to date 2024 free cash flow increased $525 million, or 133 percent, as compared with the same period in 2023 principally due to higher net cash provided by operating activities.
Investing Cash Flow
Year to date 2024 net cash used in investing activities decreased $22 million, or 4 percent, as compared with the same period in 2023 principally due to lower capital expenditures largely driven by timing.
Financing Cash Flow
Year to date 2024 net cash provided by financing activities decreased $1.2 billion, or 97 percent, as compared with the same period in 2023, primarily due to an $821 million increase in share repurchases and a $768 million decrease in borrowings on commercial paper, partially offset by a $500 million increase in proceeds from long-term debt.
Credit Facilities, Commercial Paper and Financial Arrangements - See Note 7 to the financial statements for further information on our credit facilities, commercial paper and our use of standby letters of credit and guarantees.

NORTHROP GRUMMAN CORPORATION
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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2024, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2024, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
March 30, 2024 - April 26, 2024	118,798	$460.43	118,798	$2,391
April 27, 2024 - May 24, 2024	821,306	NM(2)	821,306	2,177
May 25, 2024 - June 28, 2024	691,988	$437.31	691,988	1,874
Total	1,632,092	NM(2)	1,632,092	$1,874
(1)Excludes commissions paid and other costs of execution, including taxes.
(2)During the first quarter of 2024, the company entered into an accelerated share repurchase (ASR) agreement with Morgan Stanley, which was completed on May 1, 2024. Pursuant to the terms of the ASR, a total of approximately 2.2 million shares of our common stock were repurchased with an average final purchase price of of $455.73 (1.8 million shares in January 2024 and 0.4 million shares in May 2024).
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

NORTHROP GRUMMAN CORPORATION
Item 5. Other Information
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended June 30, 2024.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Mark A. Welsh III	Rule 10b5-1 Trading Arrangement	May 30, 2024	Until August 29, 2025 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 397 shares of common stock
(Director)

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Northrop Grumman Corporation, dated May 15, 2024 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 16, 2024, File No. 001-16411)

+10.1	Northrop Grumman 2024 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 16, 2024, File No. 001-16411)

*+10.2	Northrop Grumman Corporation Equity Grant Program for Non-Employee Directors under the Northrop Grumman 2024 Long-Term Incentive Stock Plan, Amended and Restated effective May 15, 2024

*+10.3	Non-Employee Director Compensation Term Sheet, effective May 15, 2024

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of David F. Keffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of David F. Keffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 24, 2024