Form 10-Q
period 2024-09-30
NORTHROP GRUMMAN CORP /DE/
filed 2024-10-24
CIK 1133421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
As of October 21, 2024, 145,695,342 shares of common stock were outstanding.

NORTHROP GRUMMAN CORPORATION

i

NORTHROP GRUMMAN CORPORATION
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2024	2023	2024	2023
Sales
Product	$7,939	$7,678	$24,117	$22,390
Service	2,057	2,097	6,230	6,262
Total sales	9,996	9,775	30,347	28,652
Operating costs and expenses
Product	6,280	6,135	19,079	17,738
Service	1,610	1,599	4,838	4,848
General and administrative expenses	986	1,025	3,149	3,136
Total operating costs and expenses	8,876	8,759	27,066	25,722
Operating income	1,120	1,016	3,281	2,930
Other (expense) income
Interest expense	(161)	(141)	(461)	(417)
Non-operating FAS pension benefit	168	132	503	397
Other, net	61	111	142	193
Earnings before income taxes	1,188	1,118	3,465	3,103
Federal and foreign income tax expense	162	181	555	512
Net earnings	$1,026	$937	$2,910	$2,591

Basic earnings per share	$7.02	$6.20	$19.73	$17.07
Weighted-average common shares outstanding, in millions	146.2	151.2	147.5	151.8
Diluted earnings per share	$7.00	$6.18	$19.69	$17.00
Weighted-average diluted shares outstanding, in millions	146.5	151.7	147.8	152.4

Net earnings (from above)	$1,026	$937	$2,910	$2,591
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	2	6	2	11
Change in other, net	8	(3)	(10)	(5)
Other comprehensive income (loss), net of tax	10	3	(8)	6
Comprehensive income	$1,036	$940	$2,902	$2,597
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

$ in millions, except par value	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,326	$3,109
Accounts receivable, net	1,609	1,454
Unbilled receivables, net	6,518	5,693
Inventoried costs, net	1,646	1,109
Prepaid expenses and other current assets	1,233	2,341
Total current assets	14,332	13,706
Property, plant and equipment, net of accumulated depreciation of $8,517 for 2024 and $7,964 for 2023	10,078	9,653
Operating lease right-of-use assets	1,779	1,818
Goodwill	17,517	17,517
Intangible assets, net	268	305
Deferred tax assets	1,407	1,020
Other non-current assets	2,908	2,525
Total assets	$48,289	$46,544

Liabilities
Trade accounts payable	$2,518	$2,110
Accrued employee compensation	1,924	2,251
Advance payments and billings in excess of costs incurred	3,157	4,193
Other current liabilities	5,502	3,388
Total current liabilities	13,101	11,942
Long-term debt, net of current portion of $1,589 for 2024 and $70 for 2023	14,689	13,786
Pension and other postretirement benefit plan liabilities	1,186	1,290
Operating lease liabilities	1,821	1,892
Other non-current liabilities	2,744	2,839
Total liabilities	33,541	31,749

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 800,000,000 shares authorized; issued and outstanding: 2024—145,813,599 and 2023—150,109,271	146	150
Paid-in capital	—	—
Retained earnings	14,738	14,773
Accumulated other comprehensive loss	(136)	(128)
Total shareholders’ equity	14,748	14,795
Total liabilities and shareholders’ equity	$48,289	$46,544
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
$ in millions	2024	2023
Operating activities
Net earnings	$2,910	$2,591
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	956	938
Stock-based compensation	72	64
Deferred income taxes	(387)	(298)
Net periodic pension and OPB income	(339)	(230)
Pension and OPB contributions	(93)	(108)
Changes in assets and liabilities:
Accounts receivable, net	(155)	(256)
Unbilled receivables, net	(825)	(287)
Inventoried costs, net	(542)	(396)
Prepaid expenses and other assets	(15)	(127)
Accounts payable and other liabilities	(915)	(443)
Income taxes payable, net	1,106	40
Other, net	37	(43)
Net cash provided by operating activities	1,810	1,445

Investing activities
Capital expenditures	(951)	(972)
Proceeds from sale of minority investment	—	157
Other, net	—	3
Net cash used in investing activities	(951)	(812)

Financing activities
Net proceeds from issuance of long-term debt	2,495	1,995
Payments of long-term debt	—	(1,050)
Common stock repurchases	(2,073)	(1,154)
Cash dividends paid	(887)	(834)
Payments of employee taxes withheld from share-based awards	(57)	(51)
Other, net	(120)	(34)
Net cash used in financing activities	(642)	(1,128)
Increase (decrease) in cash and cash equivalents	217	(495)
Cash and cash equivalents, beginning of year	3,109	2,577
Cash and cash equivalents, end of period	$3,326	$2,082
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHROP GRUMMAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2024	2023	2024	2023
Common stock
Beginning of period	$146	$151	$150	$153
Common stock repurchased	—	—	(4)	(2)
End of period	146	151	146	151
Paid-in capital
Beginning of period	—	—	—	—
End of period	—	—	—	—
Retained earnings
Beginning of period	14,301	15,485	14,773	15,312
Common stock repurchased	(313)	(232)	(2,076)	(1,162)
Net earnings	1,026	937	2,910	2,591
Dividends declared	(302)	(283)	(885)	(832)
Stock compensation	26	17	16	15
End of period	14,738	15,924	14,738	15,924
Accumulated other comprehensive loss
Beginning of period	(146)	(150)	(128)	(153)
Other comprehensive income (loss), net of tax	10	3	(8)	6
End of period	(136)	(147)	(136)	(147)
Total shareholders’ equity	$14,748	$15,928	$14,748	$15,928
Cash dividends declared per share	$2.06	$1.87	$5.99	$5.47
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
Effective July 1, 2024, the company realigned the Strategic Deterrent Systems (SDS) division, which includes the Ground-Based Strategic Deterrent (“Sentinel”) program, from Space Systems to Defense Systems. This realignment is reflected in the financial information contained in this report.
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
Results reported in the financial statements are not necessarily indicative of results that may be expected for the entire year. The financial statements should be read in conjunction with the information contained in the company’s 2023 Annual Report on Form 10-K.
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
B-21 Program
In 2015, the U.S. Air Force awarded Northrop Grumman the B-21 contract, which includes a base contract for engineering and manufacturing development (EMD) and five low-rate initial production (LRIP) options for a baseline total of 21 aircraft. The EMD phase of the program is largely cost type and began at contract award. The LRIP options are largely fixed price and are expected to continue to be awarded and executed through approximately the end of the decade. In addition to the five LRIP options, Northrop Grumman and the U.S. Air

NORTHROP GRUMMAN CORPORATION
Force have established not to exceed (NTE) pricing for additional aircraft up to unit 40. The average NTE value for these subsequent lots is above the average unit price of the five LRIP lots, and the NTE lots include an economic price adjustment clause to help protect against certain inflationary pressures. Final terms, quantity, and pricing for these subsequent lots are not fully negotiated.
During the fourth quarter of 2023, we recognized a projected loss of $1.56 billion across the five LRIP options. During the third quarter of 2024, we again reviewed our estimated profitability on the program and made no significant changes to the previously recognized loss. The company’s third quarter 2024 results reflect our current best estimate of our cost to complete the LRIP and NTE aircraft, as well as the outcome of ongoing discussions with our suppliers and our customer. If our estimated cost to complete the aircraft changes or our assumptions regarding contract performance, quantities, or funding to mitigate the impact of macroeconomic disruptions are resolved more or less favorably than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected. As of September 30, 2024, the remaining loss accrual is $1.4 billion, of which $946 million is included in Other current liabilities with the remainder included in Other non-current liabilities.
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
During the third quarter of 2024, we reviewed our estimated profitability on the Sentinel program and made no significant changes. The Sentinel EAC incorporates our best estimate of costs to complete the restructured EMD effort; however, if the outcome is more or less favorable than what we have estimated, our financial position, results of operations and/or cash flows could be materially affected.
Habitation and Logistics Outpost (HALO) Program
In 2021, the National Aeronautics and Space Administration (NASA) awarded Northrop Grumman Phase 5 of the HALO program to complete the design and development of HALO for NASA’s Gateway program. At the request of NASA, Space Systems submitted an engineering change proposal (ECP) during the fourth quarter of 2023 for scope increases and other aspects of the HALO contract largely stemming from evolving Lunar Gateway architecture and mission requirements. During the third quarter of 2024, the company completed its negotiations with NASA and resolved the ECP.
The following table presents the effect of aggregate net EAC adjustments:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share data	2024	2023	2024	2023
Revenue	$131	$95	$242	$252
Operating income	136	58	268	180
Net earnings(1)	107	46	212	142
Diluted earnings per share(1)	0.73	0.30	1.43	0.93
(1)Based on a 21 percent federal statutory tax rate.
EAC adjustments on a single performance obligation can have a significant effect on the company’s financial statements. When such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. During the three months ended September 30, 2024, we recorded a $39 million favorable EAC adjustment on the HALO program at Space Systems related to the ECP resolution noted above. During the three months ended June 30, 2023, we recorded a $36 million unfavorable EAC adjustment on the HALO program.

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
Company backlog as of September 30, 2024 was $84.8 billion. Of our September 30, 2024 backlog, we expect to recognize approximately 40 percent as revenue over the next 12 months and 65 percent as revenue over the next 24 months, with the remainder to be recognized thereafter.
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
The amount of revenue recognized for the three and nine months ended September 30, 2024 that was included in the December 31, 2023 contract liability balance was $354 million and $3.4 billion, respectively. The amount of revenue recognized for the three and nine months ended September 30, 2023 that was included in the December 31, 2022 contract liability balance was $358 million and $2.9 billion, respectively.
Disaggregation of Revenue
See Note 10 for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Property, Plant, and Equipment
Non-cash investing activities include capital expenditures incurred but not yet paid of $251 million and $134 million as of September 30, 2024 and 2023, respectively.
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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows:

$ in millions	September 30, 2024	December 31, 2023
Cumulative translation adjustment	$(136)	$(138)
Other, net	—	10
Total accumulated other comprehensive loss	$(136)	$(128)
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
Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2024, are not expected to have a material effect on the company’s consolidated financial position, results of operations and/or cash flows.
2.    EARNINGS PER SHARE, SHARE REPURCHASES AND DIVIDENDS ON COMMON STOCK
Basic Earnings Per Share
We calculate basic earnings per share by dividing net earnings by the weighted-average number of shares of common stock outstanding during each period.
Diluted Earnings Per Share
Diluted earnings per share include the dilutive effect of awards granted to employees under stock-based compensation plans. The dilutive effect of these securities totaled 0.3 million shares for each of the three and nine months ended September 30, 2024. The dilutive effect of these securities totaled 0.5 million shares and 0.6 million shares for the three and nine months ended September 30, 2023, respectively.
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
On December 6, 2023, the company’s board of directors authorized a new share repurchase program of up to an additional $2.5 billion in share repurchases of the company’s common stock (the “2023 Repurchase Program”). Repurchases under the 2023 Repurchase Program commenced in February 2024 upon completion of the 2022 Repurchase Program. As of September 30, 2024, repurchases under the 2023 Repurchase Program totaled $0.9 billion; $1.6 billion remained under this share repurchase authorization. By its terms, the 2023 Repurchase Program will expire when we have used all authorized funds for repurchases.

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
The table below summarizes the company’s share repurchases to date under the authorizations described above:

					Shares Repurchased (in millions)
Repurchase Program Authorization Date	Amount Authorized (in millions)	Total Shares Retired (in millions)	Average Price Per Share(1)	Date Completed	Nine Months Ended September 30
					2024	2023
January 25, 2021	$3,000	7.0	$431.05	April 2023	—	1.4
January 24, 2022(2)	$2,000	4.4	$455.01	February 2024	2.5	1.1
December 6, 2023	$2,500	2.0	$461.06		2.0	—
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
Dividends on Common Stock
In May 2024, the company increased the quarterly common stock dividend 10 percent to $2.06 per share from the previous amount of $1.87 per share.
3.    INVENTORIED COSTS, NET
Inventoried costs, net consist of the following:

$ in millions	September 30, 2024	December 31, 2023
Contracts in process	$1,076	$647
Product inventory:
Raw materials	388	338
Work in process	115	72
Finished goods	67	52
Total product inventory	570	462
Inventoried costs, net	$1,646	$1,109

NORTHROP GRUMMAN CORPORATION
4.    INCOME TAXES

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2024	2023	2024	2023
Federal and foreign income tax expense	$162	$181	$555	$512
Effective income tax rate	13.6%	16.2%	16.0%	16.5%
Current Quarter
The company’s third quarter 2024 effective tax rate (ETR) decreased to 13.6 percent from 16.2 percent in the prior year period principally driven by a net reduction in tax reserves largely due to a recent federal court decision, partially offset by higher interest expense on unrecognized tax benefits. The third quarter 2024 ETR includes benefits of $191 million for research credits, partially offset by $64 million of interest expense on unrecognized tax benefits and $41 million in tax expense related to foreign-derived intangible income (FDII). The third quarter 2023 ETR included benefits of $62 million for research credits and $19 million for FDII, partially offset by $21 million of interest expense on unrecognized tax benefits.
Year to Date
The company’s year to date 2024 ETR decreased to 16.0 percent from 16.5 percent in the prior year period principally driven by a net reduction in tax reserves largely due to a recent federal court decision, partially offset by higher interest expense on unrecognized tax benefits. The year to date 2024 ETR includes benefits of $280 million for research credits, partially offset by $110 million of interest expense on unrecognized tax benefits and $11 million in tax expense related to FDII. The year to date 2023 ETR included benefits of $140 million for research credits and $48 million for FDII, partially offset by $48 million of interest expense on unrecognized tax benefits.
Taxes receivable, which are included in Prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position, were $402 million as of September 30, 2024 and $1.5 billion as of December 31, 2023.
The company has recorded unrecognized tax benefits related to our methods of accounting associated with the timing of revenue recognition and related costs and the 2017 Tax Cuts and Jobs Act, which includes related final revenue recognition regulations issued in December 2020 under IRC Section 451(b) and procedural guidance issued in August 2021. As of September 30, 2024, we have approximately $2.1 billion in unrecognized tax benefits, including $938 million related to our position on IRC Section 451(b). If these matters, including our position on IRC Section 451(b), are unfavorably resolved, there could be a material impact on our future cash flows. It is also reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may decrease by approximately $700 million, reflecting our best estimate of the most likely outcome of ongoing IRS negotiations.
Our current unrecognized tax benefits, which are included in Other current liabilities in the unaudited condensed consolidated statements of financial position, were $1.2 billion and $964 million as of September 30, 2024 and December 31, 2023, respectively, with the remainder of our unrecognized tax benefits included within Other non-current liabilities.
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
The Organization for Economic Co-operation and Development has issued Pillar Two model rules for a new global minimum tax of 15% effective January 1, 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. Pillar Two had no impact on our third quarter or year to date 2024 effective tax rate, and we do not currently expect Pillar Two to significantly impact our effective tax rate going forward.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The company holds a portfolio of marketable securities to partially fund non-qualified employee benefit plans. A portion of these securities are held in common/collective trust funds and are measured at fair value using net asset

NORTHROP GRUMMAN CORPORATION
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
The following table presents the financial assets and liabilities the company records at fair value on a recurring basis identified by the level of inputs used to determine fair value:

	September 30, 2024				December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Marketable securities	$339	$—	$14	$353	$321	$1	$8	$330
Marketable securities valued using NAV				8				9
Total marketable securities	339	—	14	361	321	1	8	339
Derivatives	—	3	—	3	—	5	—	5
The notional value of the company’s foreign currency forward contracts at September 30, 2024 and December 31, 2023 was $399 million and $286 million, respectively. The portion of notional value designated as a cash flow hedge at September 30, 2024 and December 31, 2023 was $269 million and $162 million, respectively.
The derivative fair values and related unrealized gains/losses at September 30, 2024 and December 31, 2023 were not material.
There were no transfers of financial instruments into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2024.
The carrying value of cash and cash equivalents approximates fair value.
Long-term Debt
The estimated fair value of the company’s long-term debt was $16.1 billion and $13.4 billion as of September 30, 2024 and December 31, 2023, respectively. We calculated the fair value of long-term debt using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements. The current portion of long-term debt is recorded in Other current liabilities in the unaudited condensed consolidated statements of financial position.
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
The company is a party to various other investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, that arise in the ordinary course of our business. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter. However, based on information available to the company to date, the company does not believe that the outcome of any of these other matters pending against the company is likely to have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2024, or its annual results of operations and/or cash flows.
7.    COMMITMENTS AND CONTINGENCIES
U.S. Government Cost Claims and Contingencies
From time to time, the company is advised of claims by the U.S. government concerning certain potential disallowed costs, plus, at times, penalties and interest. When such findings are presented, the company and U.S. government representatives engage in discussions to enable the company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the company’s estimated exposure for such potential disallowed costs. Such provisions are reviewed periodically using the most recent information available. The company believes it has adequately reserved for disputed amounts that are probable and reasonably estimable, and that the outcome of any such matters would not have a material adverse effect on its unaudited condensed consolidated financial position as of September 30, 2024, or its annual results of operations and/or cash flows.
In 2019, the Defense Contract Management Agency (DCMA) raised questions about an interest rate assumption used by the company to determine our CAS pension expense. On June 1, 2020, DCMA provided written notice that the assumptions the company used during the period 2013-2019 were potentially noncompliant with CAS. We submitted a formal response on July 31, 2020, which we believed demonstrates the appropriateness of the assumptions used. On November 24, 2020, DCMA replied to the company’s response, disagreeing with our position and requesting additional input, which we provided on February 22, 2021. We subsequently continued to exchange correspondence and engage with DCMA on this matter, including responding to requests for and providing additional information. On February 15, 2024, DCMA sent to the company a Contracting Officer’s determination of noncompliance with CAS, which is an interim, non-final determination, and the parties engaged in discussions. As noted in Note 6 above, the company received from the DOJ a criminal subpoena on December 9, 2022 and a CID on

NORTHROP GRUMMAN CORPORATION
February 2, 2023, both seeking information that appears related to the interest rate assumptions at issue in our discussions with DCMA. The company has responded to requests and expects to continue discussions with the DOJ and DCMA as these matters progress.We cannot at this point predict the outcome of these matters. The sensitivity to changes in interest rate assumptions makes it reasonably possible the outcome of the DCMA matter could have a material adverse effect on our financial position, results of operations and/or cash flows, although we are not currently able to estimate a range of any potential loss.
Environmental Matters
The table below summarizes the amount accrued for environmental remediation costs, management’s estimate of the amount of reasonably possible future costs in excess of accrued costs and the deferred costs expected to be recoverable through overhead charges on U.S. government contracts as of September 30, 2024 and December 31, 2023:

$ in millions	Accrued Costs(1)(2)	Reasonably Possible Future Costs in Excess of Accrued Costs(2)	Deferred Costs(3)
September 30, 2024	$568	$380	$530
December 31, 2023	584	387	518
(1) As of September 30, 2024, $213 million is recorded in Other current liabilities and $355 million is recorded in Other non-current liabilities.
(2) Estimated remediation costs are not discounted to present value. The reasonably possible future costs in excess of accrued costs do not take into consideration amounts expected to be recoverable through overhead charges on U.S. government contracts.
(3) As of September 30, 2024, $203 million is deferred in Prepaid expenses and other current assets and $327 million is deferred in Other non-current assets. These amounts reflect a $26 million increase during the second quarter of 2024 in our estimated recovery of certain environmental remediation costs and are evaluated for recoverability on a routine basis.
Although management cannot predict whether (i) new information gained as our environmental remediation projects progress, (ii) changes in remediation standards or other requirements to which we are subject, or (iii) other changes in facts and circumstances will materially affect the estimated liability accrued, we do not anticipate that future remediation expenditures associated with our currently identified projects will have a material adverse effect on the company’s unaudited condensed consolidated financial position as of September 30, 2024, or its annual results of operations and/or cash flows.
Financial Arrangements
In the ordinary course of business, the company uses standby letters of credit and guarantees issued by commercial banks and surety bonds issued principally by insurance companies to guarantee the performance on certain obligations. At September 30, 2024, there were $469 million of stand-by letters of credit and guarantees and $272 million of surety bonds outstanding.
Commercial Paper
The company maintains a commercial paper program that serves as a source of short-term financing with capacity to issue unsecured commercial paper notes up to $2.5 billion. At September 30, 2024, there were no commercial paper borrowings outstanding.
Credit Facilities
The company maintains a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion (the “2022 Credit Agreement”) that matures in August 2027 and is intended to support the company's commercial paper program and other general corporate purposes. Commercial paper borrowings reduce the amount available for borrowing under the 2022 Credit Agreement. At September 30, 2024, there were no borrowings outstanding under this facility.
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
At September 30, 2024, the company was in compliance with all covenants under its credit agreements.

NORTHROP GRUMMAN CORPORATION
8.    RETIREMENT BENEFITS
The cost to the company of its pension and other postretirement benefit (OPB) plans is shown in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		OPB		Pension Benefits		OPB
$ in millions	2024	2023	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost (benefit)
Service cost	$60	$59	$1	$2	$179	$177	$3	$4
Interest cost	381	392	15	17	1,144	1,176	46	50
Expected return on plan assets	(549)	(524)	(21)	(22)	(1,647)	(1,573)	(64)	(64)
Net periodic benefit cost (benefit)	$(108)	$(73)	$(5)	$(3)	$(324)	$(220)	$(15)	$(10)
Employer Contributions
The company sponsors defined benefit pension and OPB plans, as well as defined contribution plans. We fund our defined benefit pension plans annually in a manner consistent with the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006.
Contributions made by the company to its retirement plans are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2024	2023	2024	2023
Defined benefit pension plans	$17	$26	$66	$80
OPB plans	7	7	27	28
Defined contribution plans	136	126	517	487
9.    STOCK COMPENSATION PLANS AND OTHER COMPENSATION ARRANGEMENTS
Stock Awards
The following table presents the number of restricted stock rights (RSRs) and restricted performance stock rights (RPSRs) granted to employees under the company’s long-term incentive stock plan and the grant date aggregate fair value of those stock awards for the periods presented:

	Nine Months Ended September 30
in millions	2024	2023
RSRs granted	0.1	0.1
RPSRs granted	0.2	0.1
Grant date aggregate fair value	$109	$102
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

NORTHROP GRUMMAN CORPORATION
10.    SEGMENT INFORMATION
The following table presents sales and operating income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2024	2023	2024	2023
Sales
Aeronautics Systems	$2,878	$2,766	$8,810	$7,876
Defense Systems	2,084	2,050	6,227	6,058
Mission Systems	2,823	2,628	8,255	7,832
Space Systems	2,870	2,953	9,021	8,775
Intersegment eliminations	(659)	(622)	(1,966)	(1,889)
Total sales	9,996	9,775	30,347	28,652
Operating income
Aeronautics Systems	298	283	890	798
Defense Systems	196	201	614	605
Mission Systems	390	386	1,129	1,147
Space Systems	345	302	979	840
Intersegment eliminations	(83)	(83)	(261)	(247)
Total segment operating income	1,146	1,089	3,351	3,143
FAS/CAS operating adjustment	20	(20)	32	(62)
Unallocated corporate expense	(46)	(53)	(102)	(151)
Total operating income	$1,120	$1,016	$3,281	$2,930
Other (expense) income
Interest expense	(161)	(141)	(461)	(417)
Non-operating FAS pension benefit	168	132	503	397
Other, net	61	111	142	193
Earnings before income taxes	$1,188	$1,118	$3,465	$3,103
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

NORTHROP GRUMMAN CORPORATION
Disaggregation of Revenue

Sales by Customer Type	Three Months Ended September 30				Nine Months Ended September 30
	2024		2023		2024		2023
$ in millions	$	%(3)	$	%(3)	$	%(3)	$	%(3)
Aeronautics Systems
U.S. government(1)	$2,382	83%	$2,331	84%	$7,443	85%	$6,654	85%
International(2)	430	15%	377	14%	1,174	13%	1,016	13%
Other customers	6	—%	4	—%	15	—%	23	—%
Intersegment sales	60	2%	54	2%	178	2%	183	2%
Aeronautics Systems sales	2,878	100%	2,766	100%	8,810	100%	7,876	100%
Defense Systems
U.S. government(1)	1,541	74%	1,476	72%	4,633	74%	4,351	72%
International(2)	311	15%	358	17%	912	15%	1,103	18%
Other customers	15	1%	19	1%	55	1%	55	1%
Intersegment sales	217	10%	197	10%	627	10%	549	9%
Defense Systems sales	2,084	100%	2,050	100%	6,227	100%	6,058	100%
Mission Systems
U.S. government(1)	2,093	74%	1,917	73%	6,033	73%	5,729	73%
International(2)	427	15%	432	16%	1,308	16%	1,262	16%
Other customers	28	1%	16	1%	65	1%	58	1%
Intersegment sales	275	10%	263	10%	849	10%	783	10%
Mission Systems sales	2,823	100%	2,628	100%	8,255	100%	7,832	100%
Space Systems
U.S. government(1)	2,606	91%	2,707	92%	8,245	92%	7,963	91%
International(2)	50	2%	72	2%	171	2%	226	3%
Other customers	107	3%	66	2%	293	3%	212	2%
Intersegment sales	107	4%	108	4%	312	3%	374	4%
Space Systems sales	2,870	100%	2,953	100%	9,021	100%	8,775	100%
Total
U.S. government(1)	8,622	86%	8,431	86%	26,354	87%	24,697	86%
International(2)	1,218	12%	1,239	13%	3,565	12%	3,607	13%
Other customers	156	2%	105	1%	428	1%	348	1%
Total Sales	$9,996	100%	$9,775	100%	$30,347	100%	$28,652	100%
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
(3) Percentages calculated based on total segment sales.

NORTHROP GRUMMAN CORPORATION

Sales by Contract Type	Three Months Ended September 30				Nine Months Ended September 30
	2024		2023		2024		2023
$ in millions	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Aeronautics Systems
Cost-type	$1,296	46%	$1,370	51%	$3,990	46%	$3,920	51%
Fixed-price	1,522	54%	1,342	49%	4,642	54%	3,773	49%
Intersegment sales	60		54		178		183
Aeronautics Systems sales	2,878		2,766		8,810		7,876
Defense Systems
Cost-type	990	53%	1,007	54%	2,933	52%	3,017	55%
Fixed-price	877	47%	846	46%	2,667	48%	2,492	45%
Intersegment sales	217		197		627		549
Defense Systems sales	2,084		2,050		6,227		6,058
Mission Systems
Cost-type	1,216	48%	1,002	42%	3,390	46%	2,920	41%
Fixed-price	1,332	52%	1,363	58%	4,016	54%	4,129	59%
Intersegment sales	275		263		849		783
Mission Systems sales	2,823		2,628		8,255		7,832
Space Systems
Cost-type	1,750	63%	1,882	66%	5,429	62%	5,717	68%
Fixed-price	1,013	37%	963	34%	3,280	38%	2,684	32%
Intersegment sales	107		108		312		374
Space Systems sales	2,870		2,953		9,021		8,775
Total
Cost-type	5,252	53%	5,261	54%	15,742	52%	15,574	54%
Fixed-price	4,744	47%	4,514	46%	14,605	48%	13,078	46%
Total Sales	$9,996		$9,775		$30,347		$28,652
(1)Percentages calculated based on external customer sales.

NORTHROP GRUMMAN CORPORATION

Sales by Geographic Region	Three Months Ended September 30				Nine Months Ended September 30
	2024		2023		2024		2023
$ in millions	$	%(2)	$	%(2)	$	%(2)	$	%(2)
Aeronautics Systems
United States	$2,388	85%	$2,335	86%	$7,458	86%	$6,677	87%
Asia/Pacific	195	7%	163	6%	495	6%	448	6%
Europe	224	8%	204	8%	653	8%	543	7%
All other(1)	11	—%	10	—%	26	—%	25	—%
Intersegment sales	60		54		178		183
Aeronautics Systems sales	2,878		2,766		8,810		7,876
Defense Systems
United States	1,556	83%	1,495	81%	4,688	84%	4,406	80%
Asia/Pacific	79	4%	93	5%	243	4%	324	6%
Europe	179	10%	146	8%	536	10%	406	7%
All other(1)	53	3%	119	6%	133	2%	373	7%
Intersegment sales	217		197		627		549
Defense Systems sales	2,084		2,050		6,227		6,058
Mission Systems
United States	2,121	83%	1,933	82%	6,098	82%	5,787	83%
Asia/Pacific	98	4%	98	4%	346	5%	310	4%
Europe	246	10%	246	10%	727	10%	712	10%
All other(1)	83	3%	88	4%	235	3%	240	3%
Intersegment sales	275		263		849		783
Mission Systems sales	2,823		2,628		8,255		7,832
Space Systems
United States	2,713	98%	2,773	97%	8,538	98%	8,175	97%
Asia/Pacific	6	—%	22	1%	30	1%	67	1%
Europe	36	1%	44	2%	112	1%	127	2%
All other(1)	8	1%	6	—%	29	—%	32	—%
Intersegment sales	107		108		312		374
Space Systems sales	2,870		2,953		9,021		8,775
Total
United States	8,778	88%	8,536	87%	26,782	88%	25,045	87%
Asia/Pacific	378	4%	376	4%	1,114	4%	1,149	4%
Europe	685	7%	640	7%	2,028	7%	1,788	7%
All other(1)	155	1%	223	2%	423	1%	670	2%
Total Sales	$9,996		$9,775		$30,347		$28,652
(1)All other is principally comprised of the Middle East.
(2)Percentages calculated based on external customer sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Northrop Grumman Corporation
Falls Church, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of Northrop Grumman Corporation and subsidiaries (the “Company”) as of September 30, 2024, and the related condensed consolidated statements of earnings and comprehensive income and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 23, 2024

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
Global Security Environment
The U.S. and its allies continue to face a global security environment of heightened tensions and instability, threats from state and non-state actors, including in particular major global powers, as well as terrorist organizations, increasing nuclear tensions, diverse regional security concerns and political instability. The market for defense products, services and solutions globally is driven by these complex and evolving security challenges, considered in the broader context of political and socioeconomic circumstances and priorities. Our operations and financial performance, as well as demand for our products and services, are impacted by these events, including global unrest. The same is true for our suppliers and other business partners.
The ongoing conflicts in Ukraine and the escalating hostilities in the Middle East and threats elsewhere, particularly in the Pacific region, have increased global tensions and instability and highlighted security requirements globally, including in Europe, the Middle East and the Pacific region, as well as the U.S. These conflicts have resulted in and may continue to result in increased demand for defense products and services from allies and partner nations, particularly in those areas. For example, we have experienced, and, while difficult to predict, may continue to experience, an increase in demand for certain of our products and services directly and indirectly related to the conflict in Ukraine. Sales may occur directly or through the U.S. if it provides increased military assistance and support to Ukraine. We have not experienced, and do not anticipate experiencing, significant adverse financial impacts directly from the ongoing conflicts in Ukraine or the Middle East.
We believe the current global security environment highlights the significant national security threats to the U.S. and its allies, and the need for strong deterrence and robust defense capabilities, and are actively evaluating both opportunities and risks associated with this environment. We believe our capabilities, particularly in space, C4ISR, missile defense, battle management, advanced weapons, strategic deterrence, and survivable aircraft and mission systems should help our customers in the U.S. and globally defend against current and future threats and, as a result, continue to allow for long-term profitable business growth.
Global Economic Environment
Over the past several years, the global economic environment has experienced extraordinary challenges, including inflationary pressures; widespread delays and disruptions in supply chains; business slowdowns or shutdowns; workforce challenges and labor shortfalls; and market volatility. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, delays, disruptions and other performance challenges, as well as increased competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers. We continue to work hard to mitigate challenges caused by the macroeconomic environment on our business. We are seeing positive progress in the supply chain as on-time deliveries and quality have improved. In remaining areas of pressure, we are proactively working with our suppliers to ensure we meet our contract commitments. Although certain pockets of our business were adversely affected by the broader macroeconomic environment during the third quarter of 2024, the overall financial impact on our company has continued to subside.

NORTHROP GRUMMAN CORPORATION
In addition, although the federal funds interest rate decreased in the third quarter of 2024, an overall increase in interest rates in recent years has raised the cost of borrowing for governments, and if rates were to increase again, it could further impact government spending priorities (in the U.S. and allied countries, in particular), including their demand for defense products. Economic tensions and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could also further impact the global market for defense products, services and solutions.
U.S. Political, Budget and Regulatory Environment
The U.S. continues to face an uncertain and evolving political, budget and regulatory environment. In particular, it is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflicts in Ukraine and the Middle East, threats in the Pacific regions and other security priorities, as well as global inflation, the national debt, and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets, spending and priorities, and our industry. The U.S. political environment, including the U.S. election cycle, may also impact defense budgets and priorities, issues related to the national debt, and government spending more broadly. We anticipate that issues related to budgetary priorities and defense spending levels, the debt ceiling, and the spending caps imposed by the Fiscal Responsibility Act of 2023 (FRA), particularly with respect to discretionary spending, will continue to be a subject of considerable debate, with a potentially significant impact on our programs and the company.
On March 11, 2024, the Administration released its budget request for FY 2025. The request included $895 billion for national security, $850 billion of which is for the DoD. FY 2025 appropriations have not been enacted and, on September 26, 2024, the President signed into law a continuing resolution (CR) to carry forward FY 2024 funding levels into FY 2025 while negotiations continue regarding full-year appropriations. The CR runs through December 20, 2024. It remains uncertain when the government will approve final FY 2025 appropriations, and the levels of funding that FY 2025 appropriations will provide. Government operations under an extended CR could have potential impacts on our programs and new starts, in particular.
On March 23, 2024, the President signed into law the Further Consolidated Appropriations Act for FY 2024, which provided funding for government agencies, including $825 billion for the DoD, through September 30, 2024. On April 24, 2024, the President signed into law bills providing $95 billion in supplemental funding for Ukraine, Israel and Indo-Pacific, which include $67 billion in DoD funding for the restock of U.S. munitions and additional capacity.
The political environment, federal budget, debt ceiling and regulatory environment, including potential tax reform, are expected to continue to be the subject of considerable debate, especially in light of the ongoing conflicts and heightened global tensions, the macroeconomic environment and political tensions. The results of those debates could have material impacts on defense spending broadly and the company’s programs in particular.
CONSOLIDATED OPERATING RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions, except per share amounts	2024	2023	Change	2024	2023	Change
Sales	$9,996	$9,775	2%	$30,347	$28,652	6%
Operating costs and expenses	8,876	8,759	1%	27,066	25,722	5%
Operating costs and expenses as a % of sales	88.8%	89.6%		89.2%	89.8%
Operating income	1,120	1,016	10%	3,281	2,930	12%
Operating margin rate	11.2%	10.4%		10.8%	10.2%
Federal and foreign income tax expense	162	181	(10)%	555	512	8%
Effective income tax rate	13.6%	16.2%		16.0%	16.5%
Net earnings	1,026	937	9%	2,910	2,591	12%
Diluted earnings per share	$7.00	$6.18	13%	$19.69	$17.00	16%

NORTHROP GRUMMAN CORPORATION
Sales
Current Quarter
Third quarter 2024 sales increased $221 million, or 2 percent, due to higher sales at Mission Systems, Aeronautics Systems and Defense Systems, partially offset by lower sales at Space Systems largely driven by a reduction of $224 million associated with wind-down of our work on the restricted space and NGI programs, as previously disclosed. Third quarter 2024 sales reflect continued strong demand for our products and services.
Year to Date
Year to date 2024 sales increased $1.7 billion, or 6 percent, due to higher sales at all four sectors, including 12 percent growth at Aeronautics Systems.
See “Segment Operating Results” below for further information by segment and “Product and Service Analysis” for product and service detail. See Note 10 to the financial statements for information regarding the company’s sales by customer type, contract type and geographic region for each of our segments.
Operating Income and Margin Rate
Current Quarter
Third quarter 2024 operating income increased $104 million, or 10 percent, primarily due to $57 million of higher segment operating income and a $40 million increase in the FAS/CAS operating adjustment. Operating margin rate increased to 11.2 percent from 10.4 percent primarily due to benefits associated with the FAS/CAS operating adjustment and a higher segment operating margin rate.
Third quarter 2024 general and administrative (G&A) costs as a percentage of sales decreased to 9.9 percent from 10.5 percent in the prior year period primarily due to cost management and higher sales.
Year to Date
Year to date 2024 operating income increased $351 million, or 12 percent, due to $208 million of higher segment operating income, a $94 million increase in the FAS/CAS operating adjustment and $49 million of lower unallocated corporate expense. Operating margin rate increased to 10.8 percent from 10.2 percent primarily due to benefits associated with the FAS/CAS operating adjustment and lower unallocated corporate expense.
Year to date 2024 G&A costs as a percentage of sales decreased to 10.4 percent from 10.9 percent in the prior year period primarily due to higher sales.
See “Segment Operating Results” below for further information by segment. For information regarding product and service operating costs and expenses, see “Product and Service Analysis” below.
Federal and Foreign Income Taxes
Current Quarter
The company’s third quarter 2024 ETR decreased to 13.6 percent from 16.2 percent in the prior year period principally driven by a net reduction in tax reserves largely due to a recent federal court decision, partially offset by higher interest expense on unrecognized tax benefits.
Year to Date
The year to date 2024 ETR decreased to 16.0 percent from 16.5 percent in the prior year period principally driven by a net reduction in tax reserves largely due to a recent federal court decision, partially offset by higher interest expense on unrecognized tax benefits.
See Note 4 to the financial statements for additional information.

NORTHROP GRUMMAN CORPORATION
Net Earnings
Current Quarter
Third quarter 2024 net earnings increased $89 million, or 9 percent, primarily due to $104 million of higher operating income, a $36 million increase in the non-operating FAS pension benefit and a lower effective tax rate, partially offset by a $97 million gain recognized in the prior year upon the sale of a minority investment.
Year to Date
Year to date 2024 net earnings increased $319 million, or 12 percent, primarily due to $351 million of higher operating income and a $106 million increase in the non-operating FAS pension benefit, partially offset by a $97 million gain recognized in the prior year upon the sale of a minority investment and $44 million of higher interest expense.
Diluted Earnings Per Share
Current Quarter
Third quarter 2024 diluted earnings per share increased 13 percent, reflecting a 9 percent increase in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
Year to Date
Year to date 2024 diluted earnings per share increased 16 percent, reflecting a 12 percent increase in net earnings and a 3 percent reduction in weighted-average diluted shares outstanding.
SEGMENT OPERATING RESULTS
Basis of Presentation
The company is aligned in four operating sectors, which also comprise our reportable segments: Aeronautics Systems, Defense Systems, Mission Systems and Space Systems.
Effective July 1, 2024, the company realigned the Strategic Deterrent Systems (SDS) division, which includes the Sentinel program, from Space Systems to Defense Systems. This realignment is reflected in the accompanying financial information.
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

	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2024	2023	Change	2024	2023	Change
Operating income	$1,120	$1,016	10%	$3,281	$2,930	12%
Operating margin rate	11.2%	10.4%		10.8%	10.2%
Reconciliation to segment operating income:
CAS pension expense	(80)	(39)	105%	(211)	(115)	83%
FAS pension service expense	60	59	2%	179	177	1%
FAS/CAS operating adjustment	(20)	20	NM	(32)	62	NM
Intangible asset amortization and PP&E step-up depreciation	23	31	(26)%	72	92	(22)%
Other unallocated corporate expense	23	22	5%	30	59	(49)%
Unallocated corporate expense	46	53	(13)%	102	151	(32)%
Segment operating income	$1,146	$1,089	5%	$3,351	$3,143	7%
Segment operating margin rate	11.5%	11.1%		11.0%	11.0%
Current Quarter
Third quarter 2024 segment operating income increased $57 million, or 5 percent, primarily due to a higher segment operating margin rate and higher sales. Segment operating margin rate increased to 11.5 percent and reflects higher operating margin rates at Space Systems and Aeronautics Systems, partially offset by lower operating margin rates at Mission Systems and Defense Systems.
Year to Date
Year to date 2024 segment operating income increased $208 million, or 7 percent, primarily due to higher sales. Segment operating margin rate was comparable to the prior year period and reflects a higher operating margin rate at Space Systems, partially offset by a lower operating margin rate at Mission Systems.
FAS/CAS Operating Adjustment
Third quarter 2024 and year to date 2024 FAS/CAS operating adjustment reflects higher CAS pension expense largely driven by plan asset returns in prior years and changes in certain CAS actuarial assumptions as of December 31, 2023.
Unallocated Corporate Expense
Current Quarter
The decrease in third quarter 2024 unallocated corporate expense is primarily due to lower intangible asset amortization and PP&E step-up depreciation.
Year to Date
The decrease in year to date 2024 unallocated corporate expense is primarily due to lower intangible asset amortization and PP&E step-up depreciation and a loss recognized in the prior year in connection with the divestiture of a small international subsidiary.
Net EAC Adjustments - We record changes in estimated contract earnings at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments can have a significant effect on segment operating income and margin rate.

NORTHROP GRUMMAN CORPORATION
The aggregate favorable and unfavorable EAC adjustments are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2024	2023	2024	2023
Favorable EAC adjustments	$369	$331	$1,091	$981
Unfavorable EAC adjustments	(233)	(273)	(823)	(801)
Net EAC adjustments	$136	$58	$268	$180
Net EAC adjustments by segment are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2024	2023	2024	2023
Aeronautics Systems	$48	$37	$160	$73
Defense Systems	10	14	50	64
Mission Systems	16	32	11	127
Space Systems	60	(23)	50	(80)
Eliminations	2	(2)	(3)	(4)
Net EAC adjustments	$136	$58	$268	$180

AERONAUTICS SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2024	2023	Change	2024	2023	Change
Sales	$2,878	$2,766	4%	$8,810	$7,876	12%
Operating income	298	283	5%	890	798	12%
Operating margin rate	10.4%	10.2%		10.1%	10.1%
Sales
Current Quarter
Third quarter 2024 sales increased $112 million, or 4 percent, primarily due to higher F-35 production volume largely driven by the timing of materials, increased E-2 fleet sustainment and modernization work, higher Triton LRIP production volume and an increase in Global Hawk sustainment activities. These increases were partially offset by lower restricted sales.
Year to Date
Year to date 2024 sales increased $934 million, or 12 percent, primarily due to higher restricted sales, a $300 million increase in F-35 production and sustainment volume due, in part, to the timing of materials, a $137 million increase in Triton LRIP production volume, a $129 million increase in E-2 fleet sustainment and modernization work, and higher volume on Global Hawk sustainment activities.
Operating Income
Current Quarter
Third quarter 2024 operating income increased $15 million, or 5 percent, due to higher sales and a higher operating margin rate. Operating margin rate increased to 10.4 percent from 10.2 percent principally due to higher net EAC adjustments, largely driven by improved performance and cost efficiencies on certain mature production programs.
Year to Date
Year to date 2024 operating income increased $92 million, or 12 percent, due to higher sales and increased net EAC adjustments, largely driven by improved performance and cost efficiencies on certain mature production programs, partially offset by sales growth on low margin restricted programs.

NORTHROP GRUMMAN CORPORATION

DEFENSE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2024	2023	Change	2024	2023	Change
Sales	$2,084	$2,050	2%	$6,227	$6,058	3%
Operating income	196	201	(2)%	614	605	1%
Operating margin rate	9.4%	9.8%		9.9%	10.0%
Sales
Current Quarter
Third quarter 2024 sales increased $34 million, or 2 percent, primarily due to higher volume on the Sentinel program, ramp-up on the Stand-in Attack Weapon (SiAW) program and higher volume on certain military ammunition programs. These increases were partially offset by lower volume due to the completion of an international training program and lower volume on the Special Electronic Mission Aircraft (SEMA) program as that program nears completion.
Year to Date
Year to date 2024 sales increased $169 million, or 3 percent, primarily due to a $115 million increase on certain military ammunition programs, a $112 million increase on the Guided Multiple Launch Rocket System (GMLRS) program driven by the timing of materials and increased order quantities, a $108 million increase on SiAW as the program ramps, and higher volume on the Sentinel program. These increases were partially offset by a $212 million decrease due to the completion of an international training program and lower volume on the SEMA program as it nears completion.
Operating Income
Current Quarter
Third quarter 2024 operating income decreased $5 million, or 2 percent, due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 9.4 percent from 9.8 percent principally due to lower net EAC adjustments and changes in contract mix.
Year to Date
Year to date 2024 operating income increased $9 million, or 1 percent, principally due to higher sales. Operating margin rate was comparable to the prior period.

MISSION SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2024	2023	Change	2024	2023	Change
Sales	$2,823	$2,628	7%	$8,255	$7,832	5%
Operating income	390	386	1%	1,129	1,147	(2)%
Operating margin rate	13.8%	14.7%		13.7%	14.6%
Sales
Current Quarter
Third quarter 2024 sales increased $195 million, or 7 percent, primarily due to higher volume on restricted advanced microelectronics and technology programs, increased marine systems sales due, in part, to the timing of materials, and higher Ground/Air Task Oriented Radar (G/ATOR) volume due to continued ramp-up on full-rate production (FRP) awards.
Year to Date
Year to date 2024 sales increased $423 million, or 5 percent, primarily due to higher volume on restricted advanced microelectronics and technology programs, the timing of materials on marine systems programs and FRP ramp-up on G/ATOR. These increases were partially offset by lower sales on the Scalable Agile Beam Radar (SABR) and F-35 programs.
Operating Income
Current Quarter
Third quarter 2024 operating income increased $4 million, or 1 percent, due to higher sales, partially offset by a lower operating margin rate. Operating margin rate decreased to 13.8 percent from 14.7 percent primarily due to lower net EAC adjustments and changes in contract mix toward more cost-type content.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2024 operating income decreased $18 million, or 2 percent, due to a lower operating margin rate, partially offset by higher sales. Operating margin rate decreased to 13.7 percent from 14.6 percent, primarily due to lower net EAC adjustments on certain airborne radar production programs due, in part, to production inefficiencies that have driven higher labor costs, as well as changes in contract mix toward more cost-type content. These decreases were partially offset by sales growth on higher margin advanced microelectronics programs.

SPACE SYSTEMS	Three Months Ended September 30		%	Nine Months Ended September 30		%
$ in millions	2024	2023	Change	2024	2023	Change
Sales	$2,870	$2,953	(3)%	$9,021	$8,775	3%
Operating income	345	302	14%	979	840	17%
Operating margin rate	12.0%	10.2%		10.9%	9.6%
Sales
Current Quarter
Third quarter 2024 sales decreased $83 million, or 3 percent, primarily due to wind-down of our work on the restricted space and NGI programs, which reduced sales by $224 million. This reduction was partially offset by a $129 million increase on Space Development Agency (SDA) satellite programs and higher sales across our remaining restricted space portfolio.
Year to Date
Year to date 2024 sales increased $246 million, or 3 percent, primarily due to a $322 million increase on SDA satellite programs, a $123 million increase on HALO, and higher materials volume on the GEM 63 program in support of Amazon’s Project Kuiper. These increases were partially offset by $365 million of lower sales associated with wind-down of our work on the restricted space and NGI programs. Lower sales associated with the wind-down of our work on the restricted space program were largely offset by higher sales across our remaining restricted space portfolio.
Operating Income
Current Quarter
Third quarter 2024 operating income increased $43 million, or 14 percent, due to a higher operating margin rate, which more than offset lower sales. Operating margin rate increased to 12.0 percent from 10.2 percent principally due to an improvement in net EAC adjustments, partially offset by a $16 million benefit in the prior year from insurance recoveries in our commercial space business.
Year to Date
Year to date 2024 operating income increased $139 million, or 17 percent, due to a higher operating margin rate and higher sales. Operating margin rate increased to 10.9 percent from 9.6 percent principally due to an improvement in net EAC adjustments, partially offset by a $16 million benefit in the prior year from insurance recoveries in our commercial space business.

NORTHROP GRUMMAN CORPORATION
PRODUCT AND SERVICE ANALYSIS
The following table presents product and service sales and operating costs and expenses by segment:

	Three Months Ended September 30				Nine Months Ended September 30
$ in millions	2024		2023		2024		2023
Segment Information:	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses	Sales	Operating Costs and Expenses
Aeronautics Systems
Product	$2,131	$1,921	$2,102	$1,902	$6,573	$5,951	$5,934	$5,368
Service	687	605	610	533	2,059	1,811	1,759	1,546
Intersegment eliminations	60	54	54	48	178	158	183	164
Total Aeronautics Systems	2,878	2,580	2,766	2,483	8,810	7,920	7,876	7,078
Defense Systems
Product	1,431	1,304	1,305	1,196	4,231	3,856	3,819	3,482
Service	436	394	548	480	1,369	1,207	1,690	1,486
Intersegment eliminations	217	190	197	173	627	550	549	485
Total Defense Systems	2,084	1,888	2,050	1,849	6,227	5,613	6,058	5,453
Mission Systems
Product	2,014	1,747	1,841	1,590	5,793	5,037	5,490	4,726
Service	534	451	524	431	1,613	1,372	1,559	1,301
Intersegment eliminations	275	235	263	221	849	717	783	658
Total Mission Systems	2,823	2,433	2,628	2,242	8,255	7,126	7,832	6,685
Space Systems
Product	2,363	2,077	2,430	2,210	7,520	6,706	7,147	6,494
Service	400	351	415	344	1,189	1,056	1,254	1,106
Intersegment eliminations	107	97	108	97	312	280	374	335
Total Space Systems	2,870	2,525	2,953	2,651	9,021	8,042	8,775	7,935
Segment Totals
Total Product	$7,939	$7,049	$7,678	$6,898	$24,117	$21,550	$22,390	$20,070
Total Service	2,057	1,801	2,097	1,788	6,230	5,446	6,262	5,439
Total Segment(1)	$9,996	$8,850	$9,775	$8,686	$30,347	$26,996	$28,652	$25,509
(1)A reconciliation of segment operating income to total operating income is included in “Segment Operating Results.”
Product Sales and Costs
Current Quarter
Third quarter 2024 product sales increased $261 million, or 3 percent, primarily due to an increase in product sales at Mission Systems and Defense Systems, partially offset by a decrease in product sales at Space Systems. The increases were principally due to higher restricted sales at Mission Systems and higher volume on Sentinel, SiAW and certain military ammunition programs at Defense Systems. The Space Systems decrease was principally due to wind-down of our work on the restricted space and NGI programs, partially offset by higher volume on the SDA T2TL programs at Space Systems.
Third quarter 2024 product costs increased $151 million, or 2 percent, consistent with the higher product sales described above and reflect a higher operating margin rate principally due to higher net EAC adjustments on Space Systems product programs.

NORTHROP GRUMMAN CORPORATION
Year to Date
Year to date 2024 product sales increased $1.7 billion, or 8 percent, primarily due to an increase in product sales at all four sectors. The increase was principally driven by higher volume on restricted programs, F-35, E-2 and Triton at Aeronautics Systems, higher volume on SiAW, certain military ammunition programs and GMLRS at Defense Systems, sales growth on SDA T2TL, HALO and GEM 63 at Space Systems, and higher restricted sales, partially offset by lower SABR and F-35 volume, at Mission Systems.
Year to date 2024 product costs increased $1.5 billion, or 7 percent, consistent with the higher product sales described above and reflect a higher operating margin rate principally due to higher net EAC adjustments on Space Systems product programs.
Service Sales and Costs
Current Quarter
Third quarter 2024 service sales decreased $40 million, or 2 percent, primarily due to a decrease in service sales at Defense Systems principally due to the completion of an international training program and lower volume on SEMA, partially offset by an increase in service sales at Aeronautics Systems driven by higher volume on restricted programs.
Third quarter 2024 service costs increased $13 million, or 1 percent, reflecting a lower operating margin rate principally due to a $16 million prior year benefit for insurance recoveries at Space Systems, changes in contract mix at Defense Systems and lower net EAC adjustments on Mission Systems service programs.
Year to Date
Year to date 2024 service sales decreased $32 million, or 1 percent, primarily due to a decrease in service sales at Defense Systems principally due to the completion of an international training program and lower volume on SEMA, partially offset by an increase in service sales at Aeronautics Systems driven by higher volume on restricted programs and Global Hawk.
Year to date 2024 service costs were comparable with the prior year period reflecting a lower operating margin rate principally due to lower net EAC adjustments on Mission Systems service programs, as well as a $16 million prior year benefit for insurance recoveries at Space Systems.
BACKLOG
Backlog consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
$ in millions	Funded	Unfunded	Total Backlog	Total Backlog	% Change in 2024
Aeronautics Systems	$10,018	$8,541	$18,559	$19,583	(5)%
Defense Systems	10,171	17,398	27,569	20,198	36%
Mission Systems	11,625	5,256	16,881	16,108	5%
Space Systems	7,854	13,937	21,791	28,341	(23)%
Total backlog	$39,668	$45,132	$84,800	$84,230	1%
Third quarter and year to date 2024 net awards totaled $11.7 billion and $33.3 billion, respectively, and backlog totaled $84.8 billion. Significant third quarter new awards include $2.7 billion for restricted programs (primarily at Mission Systems, Aeronautics Systems, and Space Systems), $1.6 billion for E-2 and $0.7 billion for certain military ammunition programs.
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

NORTHROP GRUMMAN CORPORATION
At September 30, 2024, we had $3.3 billion in cash and cash equivalents. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under credit facilities, commercial paper and/or in the capital markets through our shelf registration with the SEC, if needed, to be sufficient to provide liquidity to the company in the short-term and long-term. The company has a five-year senior unsecured credit facility in an aggregate principal amount of $2.5 billion, and in April 2024, we renewed our one-year $500 million uncommitted credit facility. At September 30, 2024, there were no borrowings outstanding under these credit facilities. In January 2024, we issued $2.5 billion of unsecured senior notes for general corporate purposes, including debt repayment, share repurchases and working capital.
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
Operating Cash Flow
The table below summarizes key components of cash provided by operating activities:

	Nine Months Ended September 30		%
$ in millions	2024	2023	Change
Net earnings	$2,910	$2,591	12%
Non-cash items(1)	302	474	(36)%
Pension and OPB contributions	(93)	(108)	(14)%
Changes in trade working capital	(1,346)	(1,469)	(8)%
Other, net	37	(43)	NM
Net cash provided by operating activities	$1,810	$1,445	25%
(1)Includes depreciation and amortization, stock based compensation expense, deferred income taxes and net periodic pension and OPB income.
Year to date 2024 net cash provided by operating activities increased $365 million as compared with the same period in 2023 primarily due to higher net earnings and improved trade working capital, largely driven by lower net federal tax payments, partially offset by the timing of billings and cash collections.
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

NORTHROP GRUMMAN CORPORATION
The table below reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30		%
$ in millions	2024	2023	Change
Net cash provided by operating activities	$1,810	$1,445	25%
Capital expenditures	(951)	(972)	(2)%
Free cash flow	$859	$473	82%
Year to date 2024 free cash flow increased $386 million, or 82 percent, as compared with the same period in 2023 principally due to higher net cash provided by operating activities.
Investing Cash Flow
Year to date 2024 net cash used in investing activities increased $139 million, or 17 percent, as compared with the same period in 2023 principally due to $157 million of proceeds received in the prior year from the sale of a minority investment, partially offset by lower capital expenditures largely driven by timing.
Financing Cash Flow
Year to date 2024 net cash used in financing activities decreased $486 million, or 43 percent, as compared with the same period in 2023, primarily due to $1.05 billion of fewer debt repayments and a $500 million increase in proceeds from long-term debt, partially offset by a $919 million increase in share repurchases and a $53 million increase in dividends paid.
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

NORTHROP GRUMMAN CORPORATION
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
Item 4.    Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer (Chair, Chief Executive Officer and President) and principal financial officer (Corporate Vice President and Chief Financial Officer) have evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2024, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2024, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in millions)
June 29, 2024 - July 26, 2024	283,079	$437.69	283,079	$1,750
July 27, 2024 - August 23, 2024	185,039	$495.77	185,039	1,658
August 24, 2024 - September 27, 2024	182,754	$520.80	182,754	1,563
Total	650,872	$477.54	650,872	$1,563
(1)Excludes commissions paid and other costs of execution, including taxes.
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

NORTHROP GRUMMAN CORPORATION
Item 5. Other Information
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended September 30, 2024.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Kathy J. Warden	Rule 10b5-1 Trading Arrangement	August 22, 2024	Until January 31, 2025 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 15,000 shares of common stock
(Chair, Chief Executive Officer and President)
Benjamin R. Davies	Rule 10b5-1 Trading Arrangement	August 6, 2024	Until March 14, 2025 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.	Sale of 1,449 shares of common stock Sale of shares to be received upon payout of 2022 RPSRs and RSRs(1)
(Corporate Vice President and President, Defense Systems)
(1) The aggregate number of shares to be sold will depend, in part, on future company performance.

NORTHROP GRUMMAN CORPORATION
Item 6. Exhibits

*15	Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Kathy J. Warden pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Kenneth B. Crews pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Kathy J. Warden pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Kenneth B. Crews pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
Northrop Grumman Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted as inline XBRL (Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: October 23, 2024